Form 10-Q
period 2002-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2002-05-08
CIK 1144980

================================================================================







                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

                             Commission file number:


                          ASBURY AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                   01-0609375
------------------------------------    ----------------------------------------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)


  Three Landmark Square, Suite 500, Stamford, Connecticut 06901, (203) 356-4400
--------------------------------------------------------------------------------
        (Address of, Including Zip Code, and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices

--------------------------------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X* No -- ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

The number of shares of common stock outstanding as of May 1, 2002 was 34,000,000.

* The registrant became subject to the Securities Exchange Act of 1934 on March 13, 2002.







===============================================================================

                          ASBURY AUTOMOTIVE GROUP, INC.
                    March 31, 2002 Form 10-Q Quarterly Report



                                Table of Contents


                         Part I - Financial Information

                                                                            Page

Item 1.    Financial Statements

              Consolidated Balance Sheets as of
              March 31, 2002 and December 31, 2001............................1

              Consolidated Statements of Income -
              Three Months Ended March 31, 2002 and 2001......................2

              Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2002 and 2001......................3

              Notes to Consolidated Financial Statements......................4

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations..........................................9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........12

                                            Part II - Other Information


Item 2.    Application of Proceeds of Initial Public Offering................13

Item 6.    Exhibits and Reports on Form 8-K..................................13

                          ASBURY AUTOMOTIVE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except for share data)



                                                                             March 31,     December 31,
                         ASSETS                                                2002            2001
                         ------                                            ------------    ------------
                                                                            (unaudited)
CURRENT ASSETS
  Cash and cash equivalents ............................................   $    78,112     $   60,506
  Contracts-in-transit .................................................        86,217         93,044
  Current portion of restricted marketable securities ..................         1,455          1,410
  Accounts receivable (net of allowance of $2,347 and $2,396) ..........        84,592         81,347
  Inventories ..........................................................       510,799        496,054
  Deferred income taxes ................................................         8,264           --
  Prepaid and other current assets .....................................        30,416         25,253
                                                                           -----------     ----------
                 Total current assets ....................................     799,855        757,614

PROPERTY AND EQUIPMENT, net ..............................................     258,379        256,402

GOODWILL, net ............................................................     392,287        392,856

RESTRICTED MARKETABLE SECURITIES .........................................       5,849          6,807

OTHER ASSETS .............................................................      48,002         51,334
                                                                           -----------    -----------
                 Total assets ............................................ $ 1,504,372    $ 1,465,013
                                                                           ===========    ===========

                LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

CURRENT LIABILITIES:
    Floor plan notes payable ............................................. $   451,003    $   451,375
    Short-term debt ......................................................      10,194         10,000
    Current maturities of long-term debt .................................      46,338         35,789
    Accounts payable .....................................................      38,257         33,573
    Deferred income taxes ................................................        --            3,876
    Accrued liabilities ..................................................      85,635         75,384
                                                                           -----------    -----------
                 Total current liabilities ...............................     631,427        609,997

LONG-TERM DEBT ...........................................................     429,689        492,548

DEFERRED INCOME TAXES ....................................................      27,585          1,370

OTHER LIABILITIES ........................................................       9,858         13,191

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'/MEMBERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized ........        --             --
    Common stock, $.01 par value, 90,000,000 shares authorized, 34,000,000
       issued and outstanding ............................................         340           --
    Additional paid-in capital ...........................................     413,838           --
    Contributed capital ..................................................        --          302,035
    Retained earnings ....................................................     (10,278)        44,216
    Accumulated other comprehensive income ...............................       1,913          1,656
                                                                           -----------    -----------
                 Total stockholders'/members' equity .....................     405,813        347,907
                                                                           -----------    -----------
                 Total liabilities and stockholders'/members' equity ..... $ 1,504,372    $ 1,465,013
                                                                           ===========    ===========


See Notes to Consolidated Financial Statements.

>


                          ASBURY AUTOMOTIVE GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                                         For the Three Months
                                                                            Ended March 31,
                                                                      --------------------------
                                                                         2002             2001
                                                                     ------------   ------------
REVENUES:
  New vehicle ....................................................   $   631,105    $   570,270
  Used vehicle ...................................................       285,849        282,145
  Parts, service and collision repair ............................       125,068        116,054
  Finance and insurance, net .....................................        26,563         23,258
                                                                     -----------    -----------
      Total revenues .............................................     1,068,585        991,727
                                                                     -----------    -----------
COST OF SALES:
  New vehicle ....................................................       578,770        524,126
  Used vehicle ...................................................       258,388        257,027
  Parts, service and collision repair ............................        59,452         55,910
                                                                     -----------    -----------
      Total cost of sales ........................................       896,610        837,063
                                                                     -----------    -----------
GROSS PROFIT ......................................................      171,975        154,664

OPERATING EXPENSES:
  Selling, general and administrative ............................       133,015        117,221
  Depreciation and amortization ..................................         5,833          7,041
                                                                     -----------    -----------
      Income from operations .....................................        33,127         30,402
                                                                     -----------    -----------
OTHER INCOME (EXPENSE):
  Floor plan interest expense ....................................        (4,350)        (8,934)
  Other interest expense .........................................        (9,778)       (12,441)
  Interest income ................................................           315          1,185
  Net losses from unconsolidated affiliates ......................          (100)        (1,000)
  Other income (expense) .........................................          (392)           438
                                                                     -----------    -----------
      Total other expense, net ...................................       (14,305)       (20,752)
                                                                     -----------    -----------
      Income before income taxes, minority interest, discontinued
         operations and extraordinary loss .......................        18,822          9,650

INCOME TAX PROVISIONS:
  Income tax expense .............................................         2,194          1,168
  Tax adjustment upon conversion from an L.L.C. to a corporation .        11,553           --

MINORITY INTEREST IN SUBSIDIARY EARNINGS ..........................         --              144
                                                                     -----------    -----------
      Income before discontinued operations and extraordinary loss         5,075          8,338

DISCONTINUED OPERATIONS ...........................................           87           (229)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT ................         --           (1,433)
                                                                     -----------    -----------
      Net income .................................................         5,162    $     6,676
                                                                                    ===========
PRO FORMA TAX (BENEFIT) EXPENSE:
  Pro forma income tax expense ...................................         5,299
  Tax adjustment upon conversion from an L.L.C. to a corporation .       (11,553)
                                                                     -----------
      Tax affected pro forma net income ..........................   $    11,416
                                                                     ===========
EARNINGS PER SHARE:
  Basic ..........................................................         $0.17
                                                                     ===========
  Diluted ........................................................         $0.17
                                                                     ===========
PRO FORMA EARNINGS PER SHARE:
  Basic ..........................................................         $0.37
                                                                     ===========
  Diluted ........................................................         $0.37
                                                                     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
  Basic ..........................................................        30,400
                                                                     ===========
  Diluted ........................................................        30,434
                                                                     ===========



See Notes to Consolidated Financial Statements.


<

>


                          ASBURY AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                       For the Three Months
                                                                                           Ended March 31,
                                                                                      -----------------------
                                                                                         2002          2001
                                                                                      ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income ......................................................................   $   5,162    $   6,676
  Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization ................................................       5,808        7,007
     Gain on sale of discontinued operations ......................................        (559)        --
     Deferred income taxes ........................................................      11,115         --
     Extraordinary loss on early extinguishment of debt ...........................        --          1,433
     Loss on equity investments, net ..............................................         100        1,000
     Other non-cash charges .......................................................       1,044          875
  Change in operating assets and liabilities, net of effects from acquisitions and divestiture of assets-
     Contracts-in-transit .........................................................       6,827        4,211
     Accounts receivable, net .....................................................      (6,403)     (15,741)
     Proceeds from the sale of accounts receivable ................................       4,448        4,967
     Inventories ..................................................................     (17,233)      23,792
     Floor plan notes payable .....................................................       4,865      (13,109)
     Accounts payable and accrued liabilities .....................................       3,355        2,728
     Other ........................................................................      (2,129)      (3,144)
                                                                                      ---------     --------
             Net cash provided by operating activities ..............................    16,400       20,695
                                                                                      ---------     --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures ............................................................      (8,593)     (10,326)
  Proceeds from the sale of assets ................................................        --            484
  Proceeds from sale of discontinued operations ...................................       3,377         --
  Acquisitions (net of cash acquired) .............................................        --         (2,224)
  Equity investments ..............................................................        --         (1,200)
  Proceeds from restricted marketable securities ..................................         913          568
  Net receipt (issuance) of finance contracts .....................................        (850)        (571)
  Other investing activities ......................................................      (1,901)        --
                                                                                      ---------     --------
             Net cash used in investing activities ..................................    (7,054)     (13,269)
                                                                                      ---------     --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Distributions to members ........................................................      (4,202)      (1,803)
  Contributions ...................................................................         800         --
  Repayments of debt ..............................................................     (58,211)    (326,318)
  Proceeds from borrowings ........................................................       2,509      335,650
  Proceeds from initial public offering, net ......................................      67,364         --
  Payment of debt issuance costs ..................................................        --        (12,191)
                                                                                      ---------     --------
             Net cash provided by (used in) financing activities ....................     8,260       (4,662)
                                                                                      ---------     --------
             Net increase in cash and cash equivalents ..............................    17,606        2,764
CASH AND CASH EQUIVALENTS, beginning of period ......................................    60,506       47,241
                                                                                      ---------     --------
CASH AND CASH EQUIVALENTS, end of period ............................................ $  78,112    $  50,005
                                                                                      =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
       Interest (net of amounts capitalized)                                          $12,880      $20,371
                                                                                      =========    =========
       Income taxes                                                                       $67       $1,903
                                                                                      =========    =========


See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                   (unaudited)




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated balance sheet at March 31, 2002, the consolidated statements of income for the three-month periods ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001, are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods were made. Certain items in the March 31, 2001 financial statements were reclassified to conform to the classification of the March 31, 2002 financial statements. Due to seasonality and other factors, the results of operations for interim periods are not necessarily indicative of the results that will be realized for the entire year.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 which are included in the Company's Form S-1 filing for its initial public offering.

All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements
--------------------------------

On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142. SFAS No. 142 eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted this statement effective January 1, 2002, but is still in the process of evaluating its benchmark assessments. The Company does not anticipate that the ultimate adoption of all the provisions of SFAS No. 142 will result in an impairment of goodwill, based on the fair value based test; however, changes in the facts and circumstances relating to the Company's goodwill and other intangible assets could result in an impairment of intangible assets in the future.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. The Company adopted this statement effective January 1, 2002. The adoption of this statement resulted in income of $87 and a loss of $229 being reclassified to discontinued operations of the accompanying statements of income for the three months ended March 31, 2002 and 2001, respectively.

2.   INITIAL PUBLIC OFFERING:

On March 14, 2002, the Company completed an initial public offering ("IPO") of 4,500,000 shares of its common shares at a price of $16.50 per share. The IPO proceeds received, net of underwriting discount and expenses, were $62.8 million. Pursuant to the terms of the Company's $550 million Committed Credit Facility, 80% of the net IPO proceeds were used to repay debt under this facility. The remaining net proceeds will be used for working capital, future platform or dealership acquisitions and general corporate purposes.

Upon the closing of the IPO on March 19, 2002, Asbury Automotive Group L.L.C. became a wholly-owned subsidiary of Asbury Automotive Group, Inc. Membership interests in the limited liability company were exchanged for 29,500,000 shares of common stock in the new corporation on the basis of 295,000 shares of common stock for each 1% membership interest.

3.   INVENTORIES:

Inventories consisted of the following:

                                         March 31, 2002    December 31, 2001
                                         --------------    -----------------

New vehicles                                 $380,947             $381,761
Used vehicles                                  90,640               74,135
Parts, accessories and other                   39,212               40,158
                                             --------             --------
                                             $510,799             $496,054
                                             =======              ========

Effective March 19, 2002, the Company changed its method of valuing certain inventories which were on the last-in, first-out ("LIFO") cost method to the specific identification and the first-in, first-out ("FIFO") cost method. The Company believes that the specific identification and FIFO methods of inventory valuation provide a more meaningful presentation of its financial position since these methods reflect a better matching of revenue and expense and most clearly reflects periodic income.

The effect of the change in accounting principle was to decrease net income for the year ended December 31, 2001 by $908. The change has been applied to prior years through restating the financial statements presented for 2001. The effect of the change was to increase members' equity as of December 31, 2001, by $4,356.

4.  EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period.

The difference between the basic and diluted weighted average shares outstanding is 34 thousand shares issuable with respect to stock options.

5.  INCOME TAXES:

Effective March 19, 2002, the Company converted to a corporation and is now subject to federal, state and local income taxes. In connection with the IPO and in accordance with SFAS No. 109 "Accounting for Income Taxes," the Company recorded a one-time, non-recurring charge of $11,553 for deferred taxes upon the exchange of the limited liability company interest in Asbury Automotive Group L.L.C. for the Company's stock. This charge relates to a net deferred tax liability associated with the difference between the financial statement and tax basis of the assets and liabilities of the Company at the conversion date. Prior to the conversion to a corporation, Asbury Automotive Group L.L.C. was comprised primarily of limited liability companies and partnerships (with Asbury Automotive Group L.L.C. as the parent), which were treated as one partnership for tax purposes. In addition, Asbury Automotive Group L.L.C. had nine subsidiaries that were already corporations and followed the provisions of SFAS No. 109. For the period from January 1, 2002 through March 31, 2002 the Company recorded a tax provision of $2,194 relating to income from operations of the Company's pre-existing corporations (noted above) for the three months ended March 31, 2002 and income from operations of the remainder of the Company's subsidiaries for the period from March 19, 2002 through March 31, 2002.

The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

     Reserves and accruals not deductible until paid ........     $  9,898
     Goodwill amortization ..................................      (13,496)
     Depreciation ...........................................      (12,449)
     Other ..................................................       (3,274)
                                                                   -------
     Net deferred tax liability .............................     ($19,321)
                                                                   =======

The net deferred tax assets (liabilities) are comprised of the following:

     Deferred tax assets:
        Current .......................................           $ 14,327
        Long term .....................................                 39
     Deferred tax liabilities:
        Current .......................................             (6,063)
        Long term .....................................            (27,624)
                                                                   -------
     Net deferred tax liability .......................           ($19,321)
                                                                   =======

The following reconciles the statutory corporate federal income tax rate for the three months ended March 31, 2002:

     Statutory federal income tax rate ........................      35.0%
     State income tax, net of federal tax effect ..............       4.0
     Other, net ...............................................       0.8
                                                                     -----
     Pro forma effective tax rate .............................      39.8%
                                                                     =====

6.   INTANGIBLE ASSETS AND GOODWILL:

Intangible assets consist of the following (included in other assets on the accompanying consolidated balance sheets):

                                                           As of March 31, 2002
                                                                    Accumulated
                                                           Cost     Amortization
                                                         --------   ------------

     Amortized intangible assets-
       Noncompete agreements ..........................  $ 5,331    ($ 2,778)
       Licensing agreements ...........................    1,500        (188)
       Lease agreements (amortization is included
         in rent expense)                                  6,605      (3,489)
                                                         -------     -------
                                                         $13,436    ($ 6,455)
                                                         =======     =======
     Unamortized intangible assets-
       Franchise rights ...............................  $ 5,000
                                                         =======
     Amortization expense-
       For the three months ended March 31, 2002 ......              $   598
                                                                     =======
     Estimated amortization expense-
       For the years ended December 31:
         2003                                                        $ 1,815
         2004                                                            849
         2005                                                            462
         2006                                                            443
         2007                                                            409

The changes in the carrying amounts of goodwill for the period ended March 31, 2002 are as follows:

     Balance as of December 31, 2001 ...................   $ 392,856

        Additions ......................................       1,382

        Goodwill associated with discontinued operations      (1,951)
                                                           ---------
     Balance as of March 31, 2002 ......................   $ 392,287
                                                           =========

Goodwill amortization expense for the three months ended March 31, 2001 was $2,528.

7.   STOCKHOLDERS' EQUITY:

                                                                                               Accumulated
                                                       Additional                                 Other
                                             Common      Paid-in    Contributed   Retained    Comprehensive
                                              Stock      Capital      Capital     Earnings       Income          Total
                                             ------    ----------   -----------   --------    -------------    ---------
Balance, December 31, 2001                   $   -      $     -      $ 302,035     $44,216        $1,656        $347,907
  Contributions                                  -            -            800           -             -             800
  Distributions                                  -            -        (11,655)          -             -         (11,655)
  Net income                                     -            -              -       5,162             -           5,162
  Change in fair value of interest rate
    swaps, net of $1,230 tax effect              -            -              -           -           257             257
  Stock and stock option compensation            -          549              -           -             -             549
  Proceeds from initial public offering,
    net                                         45       62,748              -           -             -          62,793
  Reclassification of members'
    equity due to the exchange of
    membership interests for shares
    of common stock                            295      350,541       (291,180)    (59,656)            -               -
                                             -----     --------      ---------    --------        ------        --------
Balance, March 31, 2002                      $ 340     $413,838      $       -    ($10,278)       $1,913        $405,813
                                             =====     ========      =========    ========        ======        ========

8.   FINANCIAL INSTRUMENTS:

During the first quarter of 2002, the Company terminated its three interest rate swap agreements with a financial institution having a combined notional principal of $300 million and immediately entered into three new interest rate swap agreements for the same combined notional principal amount, with the same maturity date, November 2003. The original swap agreements had an aggregate fair market value of $1,727 at the date of termination. Such amount will be amortized into income using the effective interest method through November 2003, the maturity date of the original agreements. The swaps require the Company to pay fixed rates with a weighted average of approximately 2.99% and receive in return amounts calculated at one-month LIBOR. The swap agreements have been designated and qualify as cash flow hedges of the Company's forecasted variable interest rate payments. At March 31, 2002, the aggregate fair value of the unamortized portion of the terminated swaps and the swaps currently in place was $3,143. For the quarter, the ineffectiveness reflected in earnings, prior to the termination of the original swaps, was not material. The new swap agreements do not contain any ineffectiveness.

9.   COMPREHENSIVE INCOME:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         2002       2001
                                                        ------     ------
     Net income .....................................   $5,162     $6,676

     Other comprehensive income, net of tax:
       Change in fair value of interest rate swaps,
         net of $1,230 tax effect ................         257       --
                                                        ------     ------
     Comprehensive income ...........................   $5,419     $6,676
                                                        ======     ======

10.  DISCONTINUED OPERATIONS:

During the first quarter of 2002, the Company divested two dealerships, one each in Oregon and North Carolina. The results of operations are accounted for as discontinued operations in the consolidated statements of income. A summary of balance sheet and statement of income information relating to the discontinued operations is as follows:

  Balance Sheet:

                                                                   December 31,
                                                                       2001
                                                                   ------------
     Assets:
        Cash and cash equivalents ...........................       $ 3,545
        Inventory ...........................................         5,363
        Fixed assets, net ...................................         1,094
        Other ...............................................         1,465
                                                                    -------
              Total assets ..................................        11,467
                                                                    -------
      Liabilities:
        Floor plan notes payable ............................         6,900
        Accounts payable and accrued liabilities ............         4,873
        Other ...............................................           149
                                                                    -------
              Total liabilities .............................        11,922
                                                                    -------
      Net assets of discontinued operations .................      ($   455)
                                                                    =======
  Statement of Income:
                                                          For the Three Months
                                                            Ended March 31,
                                                          --------------------
                                                             2002       2001
                                                          ---------   ---------

     Revenues .........................................   $  3,127    $ 15,138
     Cost of sales ....................................      2,935      13,077
                                                          --------    --------
     Gross profit .....................................        192       2,061
     Operating expenses ...............................        644       2,077
                                                          --------    --------
     Loss from operations .............................       (452)        (16)
     Other, net .......................................        (20)       (213)
                                                          --------    --------
     Net loss .........................................       (472)       (229)
     Net gain on disposition of discontinued operations        559        --
                                                          --------    --------
     Discontinued operations ..........................   $     87   ($    229)
                                                          ========    ========

As of March 31, 2002, $3,893 of real estate assets related to the North Carolina dealership divestiture were still held by the Company. The Company anticipates that these assets will be sold in the second quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, as described under "Risk Factors" as detailed on pages 6 through 15 in the Company's Form S-1 declared effective on March 13, 2002.

Results of Operations

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

Pro forma net income for the three months ended March 31, 2002 was $11.3 million before discontinued operations or $0.33 per share basic and diluted. These pro forma results (i) exclude a non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability associated with the Company's conversion to a corporation, (ii) include a pro forma tax charge of $5.3 million as if the Company was a corporation for the entire quarter and (iii) assume that all shares issued in the Company's IPO were outstanding for the entire quarter. Actual net income was $5.2 million, or $0.17 per share basic and diluted.

Income before income taxes, minority interest, extraordinary loss and discontinued operations of $18.8 million during the three months ended March 31, 2002 was up 55% over the same period last year, after adjusting for the elimination of goodwill amortization. Pro forma net income and per share amounts have not been provided for the prior year quarter as the Company believes that due to changes in its tax status, such comparisons with the current year quarter would not be meaningful.

     Revenues-

Revenues of $1.068 billion for the three months ended March 31, 2002, represented a $76.9 million or 8% increase over the three months ended March 31, 2001. Same store retail revenues (excluding fleet and wholesale) were up $15.4 million or 2%.

New vehicle retail revenues were up $59.0 million or 11%, and 4% on a same store basis. New vehicle retail units were up 5% during the quarter and down 1% on a same store basis, while average selling prices were up 6% over the same quarter last year, principally due to the shift in mix to luxury brands and from cars to light trucks and sport utility vehicles ("SUV's").

Used vehicle retail revenues were up $7.5 million or 4%, but down 5% on a same store basis. Used vehicle retail units were up 1% during the quarter and down 6% on a same store basis as manufacturer incentives contributed to stronger than expected trends in new vehicles at the expense of used vehicles. Average selling prices were up 2% over the same quarter last year.

Parts, service and collision repair revenues were up $9.0 million or 8% in the current quarter versus the same quarter last year and up 1% on a same store basis. Increases in service and parts business were partially offset by lower collision repair revenues due to milder weather conditions throughout the United States in the current quarter versus the prior year quarter.

Finance and insurance (F&I) revenues during the three months ended March 31, 2002 increased $3.3 million or 14% over the same period last year. On a same store basis, F&I revenues were up 10% over the prior period, while F&I per vehicle retailed (PVR) was $709 during the first quarter of 2002, an 11% improvement over the first quarter of 2001. These results principally reflect new programs (including preferred lender programs) initiated over the past year.

     Gross Profit-

Gross profit for the quarter ended March 31, 2002, increased $17.3 million or 11% over the quarter ended March 31, 2001. Same store retail gross profit (the Company's preferred productivity measurement) was up 4%.

Gross profit as a percentage of revenues for the current quarter was 16.1% as compared to 15.6% for the same quarter last year as the Company experienced margin improvements across all product lines. New vehicle and used vehicle retail margins increased to 8.4% and 12.2%, respectively, principally due to the change in mix from cars to light trucks and SUV's mentioned above. Parts, service and collision repair margins increased to 52.5% due to a slight shift towards higher margin service business.

     Operating Expenses-

Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2002, increased $15.8 million or 13% over the quarter ended March 31, 2001. SG&A expenses as a percentage of revenues increased to 12.4% in the first quarter of 2002 from 11.8% in the first quarter of 2001. Contributing to this increase was increased variable compensation related to higher gross profit margins, increased insurance costs of $1.2 million and one-time IPO-related compensation of $0.5 million. Depreciation and amortization decreased $1.2 million to $5.8 million as goodwill amortization of $2.5 million in the three months ended March 31, 2001 did not recur in the current quarter due to elimination of such amortization pursuant to SFAS 142. This was offset by increased depreciation principally due to capital expenditures made in 2001. In addition, start-up expenses related to the Price 1 Auto Store used car pilot program of $1.1 million were included in SG&A expenses for the quarter ended March 31, 2002. The Price 1 Auto Store used car pilot program is a six-month, five-store pilot in Houston, Texas to sell used vehicles on Wal-Mart parking lots. Both the Company and Wal-Mart intend to evaluate the program at the end of the pilot.

     Other Income (Expense)-

Floor plan interest expense decreased to $4.4 million for the quarter ended March 31, 2002 from $8.9 million for the quarter ended March 31, 2001. This decline was primarily due to lower interest rates in 2002 versus 2001 and lower inventory levels in the current quarter. Other interest expense decreased by $2.7 million from the prior year principally due to lower interest rates, partially offset by increased borrowings used to fund acquisitions completed after January 1, 2001. Net losses from unconsolidated affiliates for the quarter ended March 31, 2002, and March 31, 2001, were related to the Company's share of losses in an automotive finance company. Other income (expense) in the first quarter of 2002 reflected certain non-operating expenses associated with the IPO of $0.6 million, while the first quarter of 2001 included a gain on an interest rate swap transaction of $0.4 million.

     Income Tax Provision-

During the quarter ended March 31, 2002, the Company recorded, in accordance with SFAS No. 109, a one-time non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability, in connection with the Company's conversion from a limited liability company to a corporation. This liability represented the difference between the financial statement and tax basis of the assets and liabilities of the Company at the conversion date. The Company's pro forma tax rate for the quarter of approximately 40%, is based on the estimated effective tax rate for the year. During the three months ended March 31, 2001, income tax was provided in accordance with SFAS 109 on only the "C" corporations owned directly or indirectly by Asbury Automotive Group L.L.C. during that period.

     Extraordinary Loss on Early Extinguishment of Debt-

In connection with the repayment of certain term notes with borrowings under the Committed Credit Facility (as defined below), the Company incurred prepayment penalties and wrote off the unamortized portion of deferred financing fees, aggregating $1.4 million in the first quarter of 2001.

     Discontinued Operations-

The Company divested of two dealerships during the first quarter of 2002, and in accordance with SFAS 144 these dealerships have been treated as discontinued operations in both periods presented. In the quarter ended March 31, 2002, the Company recognized a $0.6 million net gain on the disposal of the dealerships and incurred $0.5 million of losses from operations. The loss from discontinued operations in the quarter ended March 31, 2001 related to the operations of those dealerships.

Liquidity and Capital Resources

The Company requires cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. These requirements are met principally from cash flow from operations, borrowings under the Committed Credit Facility and the Floor Plan Lines (as defined below), and mortgage notes. As of March 31, 2002, we had cash and cash equivalents of $78.1 million.

     Credit Facilities

The Company has a three-year committed financing agreement (the "Committed Credit Facility") with total availability of $550 million. The Company recently extended the maturity of the Committed Credit Facility to January 2005. The Committed Credit Facility is primarily used to finance acquisitions. Borrowings under the Committed Credit Facility bear interest at variable rates based on LIBOR plus a specified percentage depending on the attainment of certain leverage ratios and the outstanding balance. As of March 31, 2002, approximately $217.9 million remained available to the Company for additional borrowings under the Committed Credit Facility.

     Floor Plan Financing

The Company has uncommitted floor plan financing lines of credit for new and used vehicles (the "Floor Plan Lines"). The Floor Plan Lines do not have specified maturities and bear interest at variable rates based on LIBOR or the prime rate with total availability of $750 million. As of March 31, 2002, the Company had $451.0 million outstanding under its floor plan financing agreements.

     Cash Flow

Cash flow from operations totaled $16.4 million for the three months ended March 31, 2002, as net income plus non-cash items of $22.7 million, a $4.9 million net decrease in accounts receivable and contracts-in-transit and an increase in floor plan notes payable of $4.9 million offset by an increase in inventories of $17.2 million. Net cash flow used in investing activities was $7.1 million, principally related to capital expenditures offset by proceeds from the dispositions of certain franchises. Net cash flow from financing activities was $8.3 million, as net proceeds from the IPO, was partially offset a net reduction in borrowings.

Cash flow from operations totaled $20.7 million for the three months ended March 31, 2001, as net income plus non-cash items of $17.0 million and a decrease in inventories of $23.8 million offset an increase in floor plan notes payable of $13.1 million and a net increase in accounts receivable and contracts-in-transit of $6.6 million. Net cash flow used in investing activities was $13.3 million, principally related to capital expenditures of $10.3, acquisitions of $2.2 million and an investment of $1.2 million in an unconsolidated affiliate. Net cash flow used in financing activities was $4.7 million due to a net reduction in borrowings and payment of member distributions.

     Capital Expenditures

Capital spending for the three months ended March 31, 2002 and 2001 was $8.6 million and $10.3 million, respectively. Capital spending other than from acquisitions during the year ended December 31, 2002, will be primarily related to operational improvements and manufacturer-required spending to upgrade existing dealership facilities

     Recent Accounting Pronouncements

On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
142. SFAS No. 142 eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted this statement effective January 1, 2002, but is still in the process of evaluating its benchmark assessments. The adoption of this statement resulted in elimination of approximately $9.8 million of goodwill amortization annually, subsequent to December 31, 2001. The Company does not anticipate that the ultimate adoption of SFAS No. 142 will result in an impairment of goodwill, based on the fair value based test; however, changes in the facts and circumstances relating to the Company's goodwill and other intangible assets could result in an impairment of intangible assets in the future.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and

Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and establishes accounting standards for the impairment and disposal of long-lived assets and criteria for determining when a long-lived asset is held for sale. SFAS 144 removes the requirement to allocate goodwill to long-lived assets to be tested for impairment, requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with APB Opinion No. 20, "Accounting Changes," provides that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144 effective January 1, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on a significant portion of its outstanding indebtedness. Given amounts outstanding at March 31, 2002, a 1% change in the LIBOR rate would result in a change of approximately $1.7 million to our annual non-floor plan interest expense after giving effect to the interest rate swaps discussed below. Based on floor plan amounts outstanding at March 31, 2002, a 1% change in the LIBOR rate would result in a $4.5 million change to annual floor plan interest expense.

Interest Rate Swaps

During the first quarter of 2002, the Company terminated three swap agreements, having a combined total notional principal amount of $300 million, all maturing in November 2003 and entered into three new swap agreements with the same notional value and maturity date. The original swap agreements had an aggregate fair value of $1.7 million at the date of termination. Such amount will be amortized into income using the effective interest method through November 2003. The aggregate fair value of the swap arrangements, including the unamortized portion of the terminated swaps, was $3.1 million at March 31, 2002. To the extent the swap arrangements are not "perfectly effective" (for example, because scheduled rate resets are not simultaneous), the ineffectiveness is reported in "other income" in the income statement. For the quarter ended March 31, 2002, the ineffectiveness was immaterial. The new swap agreements do not contain any ineffectiveness.

                                      . . .

                           Forward Looking Information

This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and projections regarding the Company's financial position, results of operations, market position, product development and business strategy. These statements are based on management's current expectations and involve significant risks and uncertainties that may cause results to differ materially from those set forth in the statements. These risks and uncertainties include, among other things, market factors, the Company's relationships with vehicle manufacturers and other suppliers, risks associated with the Company's substantial indebtedness, risks related to pending and potential future acquisitions, general economic conditions both nationally and locally and governmental regulations and legislation. There can be no guarantees the Company's plans for future operations will be successfully implemented or that they will prove to be commercially successful. These and other risk factors are discussed in the Company's registration statement on Form S-1 declared effective on March 13, 2002. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMAITON




Item 2.  Application of Proceeds from Initial Public Offering

Of the $62.8 million of net proceeds received by the Company from its initial public offering, the Company applied $50.4 million to repay borrowings under its Committed Credit Facility and retained $12.4 million for working capital, future acquisitions and general corporate purposes.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     18 - Letter regarding a change in accounting principles.

b.   Reports on Form 8-K

     Report furnished April 10, 2002, under Item 9, related to issuance of press release with respect to earnings per share guidance for fiscal 2002.

     Report filed April 23, 2002, under Item 5, related to the issuance of a press release with respect to the appointment of new directors.

     Report furnished April 25, 2002, under Item 9, related to issuance of press release announcing earnings for the first quarter ending March 31, 2002.



<

>


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         Asbury Automotive Group, Inc.
                         -------------------------------------------------------
                         (Registrant)




Date:  May 7, 2002        /s/ Thomas F. Gilman
                          ------------------------------------------------------
                          Thomas F. Gilman
                          Senior Vice President and Chief Financial Officer

                                Index to Exhibits




Exhibit
Number              Description
------              -----------

18                  Letter regarding a change in accounting principle

                                                                     Exhibit 18








Asbury Automotive Group
3 Landmark Square
Suite 500
Stamford, CT 06901

Re: Form 10-Q Report for the quarter ended March 31, 2002.

Gentlemen/Ladies:

This letter is written to meet the requirements of Regulation S-K calling for a letter from a registrant's independent accountants whenever there has been a change in accounting principle or practice.

We have been informed that, as of March 19, 2002, the Company changed its method of valuation of certain of its inventories from the "last in, first out" or LIFO method to the specific identification and "first in, first out" or FIFO method. According to the management of the Company, this change was made in connection with the Company's initial public equity offering to better match revenue and expense and most clearly reflect periodic income. Additionally the specific identification and FIFO methods are most widely used by the Company's major publicly held competitors.

A complete coordinated set of financial and reporting standards for determining the preferability of accounting principles among acceptable alternative principles has not been established by the accounting profession. Thus, we cannot make an objective determination of whether the change in accounting described in the preceding paragraph is to a preferable method. However, we have reviewed the pertinent factors, including those related to financial reporting, in this particular case on a subjective basis, and our opinion stated below is based on our determination made in this manner.

We are of the opinion that the Company's change in method of accounting is to an acceptable alternative method of accounting, which, based upon the reasons stated for the change and our discussions with you, is also preferable under the circumstances in this particular case. In arriving at this opinion, we have relied on the business judgment and business planning of your management.

We have not audited the application of this change to the financial statements of any period. Further, we have not examined and do not express any opinion with respect to your financial statements for the three months ended March 31, 2002.

Very truly yours,



/s/ Arthur Andersen LLP