Form 10-Q
period 2002-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2002-08-14
CIK 1144980

===============================================================================








                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                             Commission file number:


                          ASBURY AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                       01-0609375
----------------------------------------    -----------------------------------
----------------------------------------    -----------------------------------
(State or Other Jurisdiction of             I.R.S. Employer Identification No.)
Incorporation or Organization)


  Three Landmark Square, Suite 500, Stamford, Connecticut 06901, (203) 356-4400
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
        (Address of, Including Zip Code, and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices

-------------------------------------------------------------------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.            Yes X     No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

The number of shares of common stock outstanding as of August 12, 2002 was 34,000,000.











===============================================================================

                          ASBURY AUTOMOTIVE GROUP, INC.
                    June 30, 2002 Form 10-Q Quarterly Report



                                Table of Contents


                         Part I - Financial Information

                                                                           Page

Item 1.    Financial Statements

              Consolidated Balance Sheets as of
              June 30, 2002 and December 31, 2001............................1

              Consolidated Statements of Income -
              Three Months and Six Months Ended June 30, 2002 and 2001........2

              Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2002 and 2001.........................3

              Notes to Consolidated Financial Statements......................4

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations.........................................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........14

                           Part II - Other Information


Item 2.    Application of Proceeds of Initial Public Offering and
           Senior Subordinated Notes Issuance................................15

Item 6.    Exhibits and Reports on Form 8-K..................................15

           Signatures........................................................16

Item 1.  Financial Statements

                          ASBURY AUTOMOTIVE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except for share data)


                                                                                            June 30,        December 31,
                                    ASSETS                                                    2002              2001
                                    ------
                                                                                          (unaudited)
CURRENT ASSETS:
                                                                                                              $
    Cash and cash equivalents                                                            $    67,143          60,506
    Contracts-in-transit                                                                 85,160               93,044
    Current portion of restricted marketable securities                                  1,455                1,410
    Accounts receivable (net of allowance of $2,499 and $2,375)                          89,888               81,347
    Inventories                                                                          526,108              496,054
    Deferred income taxes                                                                8,838                -
    Prepaid and other current assets                                                     26,550               25,253
                 Total current assets                                                    805,142              757,614

PROPERTY AND EQUIPMENT, net                                                              262,803              256,402

GOODWILL, net                                                                            396,223              392,856

RESTRICTED MARKETABLE SECURITIES                                                         5,849                6,807

OTHER ASSETS                                                                             62,543               51,334
                 Total assets                                                            $1,532,560           $1,465,013

                LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

CURRENT LIABILITIES:
    Floor plan notes payable                                                             $   456,500          $
                                                                                                              451,375
    Short-term debt                                                                      10,167               10,000
    Current maturities of long-term debt                                                 42,418               35,789
    Accounts payable                                                                     40,040               33,573
    Deferred income taxes                                                                -                    3,876
    Accrued liabilities                                                                  72,732               75,384
                 Total current liabilities                                               621,857              609,997

LONG-TERM DEBT                                                                           445,098              492,548

DEFERRED INCOME TAXES                                                                    29,327               1,370

OTHER LIABILITIES                                                                        20,044               13,191

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'/MEMBERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized                        -                    -
    Common stock, $.01 par value, 90,000,000 shares authorized, 34,000,000
       issued and outstanding                                                            340                  -
    Additional paid-in capital                                                           413,584              -
    Contributed capital                                                                  -                    305,363
    Retained earnings                                                                    2,501                40,888
    Accumulated other comprehensive income (loss)                                        (191)                1,656
                 Total stockholders'/members' equity                                     416,234              347,907
                 Total liabilities and stockholders'/members' equity                     $1,532,560           $1,465,013

===============================================================================
See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)



                                                                       For the Three Months        For the Six Months
                                                                   ---------------------------  ------------------------
                                                                          Ended June 30,             Ended June 30,
                                                                       2002           2001         2002          2001
REVENUES:
   New vehicle                                                      $   682,201    $
                                                                                   634,823       $1,313,227    $1,204,428
   Used vehicle                                                     311,981        280,608       598,430       561,079
   Parts, service and collision repair                              131,251        119,350       255,405       235,782
   Finance and insurance, net                                       29,346         25,792        55,910        48,932
       Total revenues                                               1,154,779      1,060,573     2,222,972     2,050,221

cost of sales:
   New vehicle                                                      624,845        584,235       1,203,539     1,107,768
   Used vehicle                                                     284,541        256,186       543,529       511,826
   Parts, service and collision repair                              63,658         57,389        122,237       113,770
       Total cost of sales                                          973,044        897,810       1,869,305     1,733,364
GROSS PROFIT                                                        181,735        162,763       353,667       316,857

OPERATING EXPENSES:
   Selling, general and administrative                              139,650        124,561       272,590       241,432
   Depreciation and amortization                                    6,034          7,662         11,862        14,702
       Income from operations                                       36,051         30,540        69,215        60,723

OTHER INCOME (EXPENSE):
   Floor plan interest expense                                      (4,620)        (7,575)       (8,957)       (16,484)
   Other interest expense                                           (8,956)        (10,988)      (18,734)      (23,429)
   Interest income                                                  349            601           663           1,785
   Net losses from unconsolidated affiliates                        -              -             (100)         (1,000)
   Other income (expense), net                                      55             416           (338)         853
       Total other expense, net                                     (13,172)       (17,546)      (27,466)      (38,275)
       Income before income taxes, minority interest,
          discontinued operations and extraordinary loss            22,879         12,994        41,749        22,448

INCOME TAX PROVISIONS:
   Income tax expense                                               9,106          1,578         11,300        2,746
   Tax adjustment upon conversion from an L.L.C. to a corporation   -              -             11,553        -

MINORITY INTEREST IN SUBSIDIARY EARNINGS                            -              359           -             502
       Income before discontinued operations and extraordinary      13,773         11,057        18,896        19,200
       loss

DISCONTINUED OPERATIONS                                             (993)          (64)          (955)         (97)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT                  -              -             -             (1,433)
       Net income                                                   $              $                           $
                                                                    12,780         10,993        17,941        17,670

PRO FORMA TAX (BENEFIT) EXPENSE:
   Pro forma income tax expense                                                                  5,299
   Tax adjustment upon conversion from an L.L.C. to a corporation                                (11,553)
       Tax affected pro forma net income                                                         $
                                                                                                 24,195

EARNINGS PER SHARE:
   Basic                                                            $.38                         $.56
   Diluted                                                          $.37                         $.56
TAX AFFECTED PRO FORMA EARNINGS PER SHARE:
   Basic                                                                                         $.75
   Diluted                                                                                       $.75
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
   Basic                                                            34,000                       32,210
   Diluted                                                          34,084                       32,258

===============================================================================
See Notes to Consolidated Financial Statements.


<

                          ASBURY AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                                   For the Six Months
                                                                                                     Ended June 30,
                                                                                                  2002           2001
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                                                 $  17,941       $  17,670
    Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                           11,862          14,702
       Loss on disposal of discontinued operations, net of related taxes                       345             -
       Deferred income taxes                                                                   13,512          -
       Extraordinary loss on early extinguishment of debt                                      -               1,433
       Losses from unconsolidated affiliates                                                   100             1,000
       Amortization of deferred financing fees                                                 2,128           1,910
    Change in operating assets and liabilities, net of effects from acquisitions and divestiture of assets-
       Contracts-in-transit                                                                    7,884           (4,996)
       Accounts receivable, net                                                                (17,490)        (22,485)

       Proceeds from the sale of accounts receivable                                           8,862           8,812
       Inventories                                                                             (20,260)        54,660
       Floor plan notes payable                                                                3,032           (19,525)
       Accounts payable and accrued liabilities                                                5,109           6,474
       Other                                                                                   948             (716)
             Net cash provided by operating activities                                         33,973          58,939

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                       (23,623)        (27,148)
    Proceeds from the sale of assets                                                           1,077           921
    Proceeds from sale of discontinued operations                                              4,838           -
    Acquisitions (net of cash acquired)                                                        (9,402)         (8,139)
    Equity investments                                                                         -               (1,200)
    Proceeds from restricted marketable securities                                             913             392
    Net issuance of finance contracts                                                          (119)           (2,593)
    Other investing activities                                                                 (1,700)         -
             Net cash used in investing activities                                             (28,016)        (  37,767)

CASH FLOW FROM FINANCING ACTIVITIES:
    Distributions to members                                                                   (11,681)        (8,954)
    Contributions                                                                              800             -
    Repayments of debt                                                                         (311,842)       (335,755)
    Proceeds from borrowings                                                                   265,735         355,182
    Proceeds from initial public offering, net                                                 65,543          -
    Payment of debt issuance costs                                                             (7,875)         (12,530)
             Net cash provided by (used in) financing activities                               680             (2,057)
             Net increase in cash and cash equivalents                                         6,637           19,115
CASH AND CASH EQUIVALENTS, beginning of period                                                 60,506          47,241
CASH AND CASH EQUIVALENTS, end of period                                                       $  67,143       $  66,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for-
         Interest (net of amounts capitalized)                                                 $  25,008       $  38,900
         Income taxes                                                                          $    9,765      $    2,068

===============================================================================
See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                   (unaudited)




1.   summary of significant accounting policies:

Basis of Presentation:

     The consolidated balance sheet at June 30, 2002, the consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001, are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods were made. Certain items in the June 30, 2001 financial statements were reclassified to conform to the classification of the June 30, 2002 financial statements. Due to seasonality and other factors, the results of operations for interim periods are not necessarily indicative of the results that will be realized for the entire year.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 which are included in the Company's Form S-4 filing for its Senior Subordinated Notes issuance.

All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements-
--------------------------------

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction." This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003. Upon adoption of this statement, the Company will reclassify to recurring operations, debt extinguishments reported as extraordinary items in prior period ($1,433 for the six months ended June 30, 2001).

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

2.   INITIAL PUBLIC OFFERING:

On March 14, 2002, the Company completed an initial public offering ("IPO") of 4,500,000 shares of its common shares at a price of $16.50 per share. The IPO proceeds received, net of underwriting discount and expenses, were $62.5 million. Pursuant to the terms of the Company's $550 million Committed Credit Facility, 80% of the net IPO proceeds were used to repay debt under this facility. The remaining net proceeds will be used for working capital, future platform or dealership acquisitions and general corporate purposes.

Upon the closing of the IPO on March 19, 2002, Asbury Automotive Group L.L.C. became a wholly-owned subsidiary of Asbury Automotive Group, Inc. Membership interests in the limited liability company were exchanged for 29,500,000 shares of common stock in the new corporation on the basis of 295,000 shares of common stock for each 1% membership interest.

3.   INVENTORIES:

Inventories consisted of the following:

                                  June 30, 2002        December 31, 2001

New vehicles                       $389,631                $381,011
Used vehicles                      96,331                  74,885
Parts, accessories and other       40,146                  40,158
                                   $526,108                $496,054

===============================================================================
Effective March 19, 2002, the Company changed its method of valuing certain inventories which were on the last-in, first-out ("LIFO") cost method to the specific identification and the first-in, first-out ("FIFO") cost method. The Company believes that the specific identification and FIFO methods of inventory valuation provide a more meaningful presentation of its financial position since these methods reflect a better matching of revenue and expense and most clearly reflect periodic income.

The effect of the change in accounting principle was to decrease net income for the year ended December 31, 2001 by $355. The change has been applied to prior years through restating the financial statements presented for 2001. The effect of the change was to increase members' equity as of December 31, 2001, by $4,356.

4.  EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                   For the Three
                                                                   Months Ended     For the Six Months
                                                                   June 30, 2002    Ended June 30, 2002
Net income applicable to common shares:
   Continuing operations                                            $13,773             $18,896
   Discontinued operations                                          (993)               (955)
                                                                 -------------      --------------
                                                                    $12,780             $17,941

Earnings per share:
   Basic-
      Continuing operations                                           $0.41              $0.59
      Discontinued operations                                         (0.03)             (0.03)
                                                                      $0.38              $0.56

   Diluted-
      Continuing operations                                           $0.40              $0.59
      Discontinued operations                                         (0.03)             (0.03)
                                                                      $0.37              $0.56


Common shares and common share equivalents:

    Weighted-average shares outstanding                              34,000               32,210

    Basic shares                                                     34,000               32,210
    Shares issuable with respect to additional common
      share equivalents (stock options)                              84                   48

    Diluted equivalent shares                                        34,084               32,258

5.  INCOME TAXES:

Effective March 19, 2002, the Company converted to a corporation and is now subject to federal, state and local income taxes. In connection with the IPO and in accordance with SFAS No. 109 "Accounting for Income Taxes," the Company recorded a one-time, non-recurring charge of $11,553 for deferred taxes upon the exchange of the limited liability company interest in Asbury Automotive Group L.L.C. for the Company's stock. This charge relates to a net deferred tax liability associated with the difference between the financial statement and tax basis of the assets and liabilities of the Company at the conversion date. Prior to the conversion to a corporation, Asbury Automotive Group L.L.C. was comprised primarily of limited liability companies and partnerships (with Asbury Automotive Group L.L.C. as the parent), which were treated as one partnership for tax purposes. In addition, Asbury Automotive Group L.L.C. had nine subsidiaries that were already corporations and followed the provisions of SFAS No. 109. The tax provision for the six months ended June 30, 2002 relates to income from continuing operations of the Company's preexisting corporations (noted above) for the six months ended June 30, 2002, and income from continuing operations for the remainder of the Company's subsidiaries for the period from March 19, 2002 through June 30, 2002.

The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following as of June 30, 2002:

Reserves and accruals not deductible until paid                   $8,982
Goodwill amortization                                             (15,338)
Depreciation                                                      (12,219)
Other                                                             (1,914)
Net deferred tax liability                                        ($20,489)


The net deferred tax assets (liabilities) are comprised of the following:

Deferred tax assets:
   Current                                                         $13,592
   Long term                                                       39
Deferred tax liabilities:
   Current                                                         (4,754)
   Long term                                                       (29,366)
Net deferred tax liability                                         ($20,489)


The following reconciles the statutory corporate federal income tax rate for the three months ended June 30, 2002:

Statutory federal income tax rate                                 35.0%
State income tax, net of federal tax effect                       4.0
Other, net                                                        0.8
Effective tax rate                                                39.8%


6.   INTANGIBLE ASSETS AND GOODWILL:

On June 30, 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangibles." SFAS No. 142 eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted this statement effective January 1, 2002. Such adoption did not result in an impairment of goodwill, based on the fair value based test; however, changes in the facts and circumstances relating to the Company's goodwill and other intangible assets could result in an impairment of intangible assets in the future.

Intangible assets consist of the following (included in other assets on the accompanying consolidated balance sheets):

                                                                         As of June 30, 2002
                                                                                   Accumulated
                                                                       Cost        Amortization
Amortizable intangible assets-
    Noncompete agreements                                            $  5,331        ($3,036)
    Licensing agreements                                             1,750           (490)
    Lease agreements (amortization is included in rent expense)      6,527           (3,592)
                                                                     $13,608         ($7,118)

Unamortizable intangible assets-
      Franchise rights                                               $6,000

Amortization expense-
      For the three months ended June 30, 2002                                         $534

      For the six months ended June 30, 2002                                           $1,039

  Estimated amortization expense- For the years ended December 31:
        2003                                                                            $1,689
        2004                                                                            849
        2005                                                                            462
        2006                                                                            443
        2007                                                                           409


The changes in the carrying amount of goodwill for the period ended June 30, 2002 are as follows:

Balance as of December 31, 2001                              $392,856

   Additions                                                 5,318

   Goodwill associated with discontinued operations          (1,951)

Balance as of June 30, 2002                                  $396,223


Goodwill amortization expense for the three- and six-month periods ended June 30, 2001 was $2,514 and $5,042, respectively. Income before income taxes, minority interest, discontinued operations and extraordinary loss would have been $15,508 and $27,490 for the three and six months ended June 30, 2001, respectively, if goodwill was not amortized in 2001.

7.   STOCKHOLDERS'/MEMBERS' EQUITY:

                                                                                                Accumulated
                                                       Additional                                  Other
                                             Common      Paid-in    Contributed   Retained     Comprehensive
                                              Stock      Capital      Capital     Earnings     Income (Loss)      Total
Balance, December 31, 2001                             $
                                             $   -               -  $305,363       $40,888      $1,656          $347,907
  Contributions                                  -               -  800                  -      -                    800
  Distributions                                  -               -   (11,681)            -      -                (11,681)
  Net income                                     -               -  -               17,941      -                 17,941
  Change in fair value of interest rate
    swaps, net of $120 tax effect                -               -  -                    -      (1,847)           (1,847)
  Stock and stock option compensation            -             571  -                    -      -                    571
  Proceeds from initial public offering,
    net                                         45          62,498  -                    -      -                 62,543
  Reclassification of members'
    equity due to the exchange of
    membership interests for shares
    of common stock                            295         350,515  (294,482)      (56,328)     -                      -

Balance, June 30, 2002                                              $
                                              $340        $413,584  -             $  2,501      ($191)          $416,234


8.   FINANCIAL INSTRUMENTS:

During the second quarter of 2002, the Company cancelled its three interest rate swap agreements with a financial institution having a combined notional principal of $300 million. The swap agreements had been designated and qualified as cash flow hedges of the Company's forecasted variable interest rate payments. Upon cancellation of the swaps, the Company realized a $202 loss, net of tax benefit, in other comprehensive income (loss) which will be reclassified to earnings as interest expense, over the original term of the related indebtedness, through November 2003.

9.   COMPREHENSIVE INCOME:

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                   2002          2001          2002          2001
Net income                                      $12,780       $10,993       $17,941       $17,670

Other comprehensive income:
   Change in fair value of interest
     rate swaps                                 (3,472)       -             (1,985)       -
   Income tax benefit                           1,357         -             127           -
                                                (2,115)       -             (1,858)       -
   Reclassification adjustment of loss
     on interest rate swaps included in
     net income                                 18            -             18            -
   Income tax benefit                           (7)           -             (7)           -
                                                11            -             11            -
Comprehensive income                            $10,676       $10,993       $16,094       $17,670


10.  DISCONTINUED OPERATIONS:

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -

Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens its application to include a component of an entity which has separately identifiable cash flows. During the first six months of 2002, the Company divested four dealerships, one each in Oregon and North Carolina and two in Mississippi. As a result of adopting this statement, the results of these operations are accounted for as discontinued operations in the consolidated statements of income. A summary of statement of income information relating to the discontinued operations is as follows:


         Statement of Income:
                                                            For the Three Months      For the Six Months
                                                           ----------------------  ------------------------
                                                                Ended June 30,          Ended June 30,
                                                              2002          2001      2002        2001
     Revenues                                                $   52      $16,987     $2,766      $34,205
     Cost of sales                                           80          14,437      2,558       29,024
     Gross profit                                            (28)        2,550       208         5,181
     Operating expenses                                      37          2,493       762         4,921
     Income (loss) from operations                           (65)        57          (554)       260
     Other, net                                              (24)        (121)       (56)        (357)
     Net loss                                                (89)        (64)        (610)       (97)
     Loss on disposition of discontinued operations, net
     of related taxes                                        (904)       -           (345)       -
     Discontinued operations                                 $(993)      $     (64)  $ (955)     $
                                                                                                 (97)


11.  LONG-TERM DEBT:

On June 5, 2002, the Company issued 9% Senior Subordinated Notes in the aggregated principle amount of $250,000 receiving net proceeds of $242,125. The costs related to the issuance of the notes were capitalized and are amortized to interest expense over the term of the notes. The net proceeds from the notes issuance were utilized to repay certain indebtedness under the Company's Committed Credit Facility. The Company will pay interest on the notes on June 15 and December 15 of each year. The first such payment will be made on December 15, 2002. The notes will mature on June 15, 2012. At any time on or after June 15, 2007, the Company may, at its option, choose to redeem all or a portion of the notes at the redemption prices set forth in the note indenture. On or before June 15, 2005, the Company may, at its option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes at the redemption price set forth in this offering circular. At any time before June 15, 2007, the Company may, at its own option, choose to redeem all or a portion of the notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the note indenture.

The notes will be guaranteed by substantially all of the Company's current subsidiaries and all of Asbury's future domestic restricted subsidiaries that have outstanding, incur or guarantee any other indebtedness. The notes and the subsidiary guarantees will rank behind all of the Company's and the subsidiary guarantors' current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, the notes and subsidiary guarantees. The notes will rank equally with all of Asbury's and the subsidiary guarantors' future senior subordinated indebtedness. The notes will be effectively subordinated to all debt of the Company's subsidiaries that do not guarantee the notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

Net income from continuing operations for the three months ended June 30, 2002 was $13.8 million or $0.41 per share basic and $0.40 per share diluted. Income before income taxes, minority interest and discontinued operations of $22.9 million during the three months ended June 30, 2002 was up 48% over the same period last year, after adjusting for the elimination of goodwill amortization. Tax effective pro forma net income and per share amounts have not been provided for the prior year quarter as the Company believes that such comparisons with the current year quarter would not be meaningful due to changes in its tax status.

     Revenues-

Revenues of $1.155 billion for the three months ended June 30, 2002, represented a $94.2 million or 9% increase over the three months ended June 30, 2001. The majority of the increase was from acquisitions as same store retail revenues (excluding fleet and wholesale) were up $4.1 million or 0.4%.

New vehicle retail revenues were up $48.9 million or 8%, and 0.4% on a same store basis. New vehicle retail units were up 4% during the quarter and down 3% on a same store basis in part due to weaker sales in the Texas and Oregon markets. Average selling prices were up 4% over the same quarter last year, principally due to the shift in mix to higher priced cars, light trucks and sport utility vehicles ("SUV's").

Used vehicle retail revenues were up $18.4 million or 8%, but down 2% on a same store basis. Used vehicle retail units were up 5% during the quarter and down 5% on a same store basis as manufacturer incentives contributed to stronger than expected trends in new vehicles at the expense of used vehicles and to a lesser extent, the tightening of credit standards made it more difficult for certain customers to obtain financing. As a result of the tightening of credit standards, together with the introduction of more certified used vehicles, average selling prices were up 3% over the same quarter last year.

Parts, service and collision repair revenues were up $11.9 million or 10% in the current quarter versus the same quarter last year and up 4% on a same store basis. This improvement is primarily attributable to increased customer pay business, driven by expanded product offerings, such as tires, quick service centers and paintless dent repair.

Finance and insurance ("F&I") revenues during the three months ended June 30, 2002 increased $3.6 million or 14% over the same period last year, while F&I per vehicle retailed ("PVR") was $726 during the second quarter of 2002, an 9% improvement over the second quarter of 2001. On a same store basis, F&I revenues were up 7% over the prior period. These results principally reflect enhanced processes, strict adherence to menu selling (a program where all F&I products and services as well as prices are presented to customers up front) and several corporate initiatives such as our preferred lender program.

     Gross Profit-

Gross profit for the quarter ended June 30, 2002, increased $19.0 million or 12% over the quarter ended June 30, 2001. Same store retail gross profit (the Company's preferred productivity measurement) was up 4%.

Gross profit as a percentage of revenues for the current quarter was 15.7% as compared to 15.3% for the same quarter last year. The Company experienced margin improvements in new vehicle retail and used vehicle retail, which increased to 8.5% and 11.9%, respectively, principally due to the change in sales mix as mentioned above to higher margin vehicles. Parts, service and collision repair margins decreased to 51.5% primarily due to a shift to lower margin, higher volume service products.

     Operating Expenses-

Selling, general and administrative ("SG&A") expenses for the quarter ended June 30, 2002, increased $15.1 million or 12% over the quarter ended June 30, 2001. SG&A expenses as a percentage of revenues increased to 12.1% in the second quarter of 2002 from 11.7% in the second quarter of 2001. Contributing to this increase was increased variable compensation related to higher gross profit margins, increased insurance and advertising costs and start-up expenses related to the Price 1 Auto Store used car pilot program ($1.5 million). (The Price 1 Auto Store used car pilot program is a six-month, five-store pilot in Houston,

Texas to sell used vehicles on Wal-Mart parking lots. Both the Company and Wal-Mart intend to evaluate the program at the end of the pilot.) In last year's quarter, we incurred $4.1 million of charges related to severance payments and the repurchase of a carried interest. Depreciation and amortization decreased $1.6 million to $6.0 million as goodwill amortization of $2.5 million in the three months ended June 30, 2001 did not recur in the current quarter due to elimination of such amortization pursuant to SFAS No. 142. This was partially offset by increased amortization related to Price 1 of $0.6 million.

     Other Income (Expense)-

Floor plan interest expense decreased to $4.6 million for the quarter ended June 30, 2002 from $7.6 million for the quarter ended June 30, 2001. This decline was primarily due to lower interest rates in 2002 versus 2001. Other interest expense decreased by $2.0 million from the prior year, also principally due to lower interest rates.

     Income Tax Provision-

During the three months ended June 30, 2002, the Company's tax rate for the quarter of approximately 39.8%, is based on the estimated effective tax rate for the year. During the three months ended June 30, 2001, income tax was provided in accordance with SFAS No. 109 on only the "C" corporations owned directly or indirectly by Asbury Automotive Group L.L.C. during that period.

     Discontinued Operations-

The $1.0 million loss from discontinued operations in the second quarter this year resulted primarily from a loss on the real estate associated with a disposed dealership.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

Tax affected pro forma net income for the six months ended June 30, 2002 was $24.2 million or $0.75 per share basic and diluted. These pro forma results (i) exclude a non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability associated with the Company's conversion to a corporation and (ii) include a pro forma tax charge of $5.3 million as if the Company was a corporation for the entire period. Actual net income was $17.9 million, or $0.56 per share basic and diluted.

Income before income taxes, minority interest, discontinued operations and extraordinary loss of $41.7 million during the six months ended June 30, 2002 was up 52% over the same period last year, after adjusting for the elimination of goodwill amortization. Tax affected pro forma net income and per share amounts have not been provided for the prior year as the Company believes that such comparisons with the current year quarter would not be meaningful due to changes in its tax status.

     Revenues-

Revenues of $2.223 billion for the six months ended June 30, 2002, represented a $172.8 million or 8% increase over the six months ended June 30, 2001, again mostly from acquisitions as same store retail revenues (excluding fleet and wholesale) were up $18.6 million or 1%.

New vehicle retail revenues grew $108.4 million or 9%, and 2% on a same store basis. New vehicle retail units were up 5% during the first six months of 2002 and down 2% on a same store basis, in part due to soft Texas and Oregon markets. Average selling prices were up 4% over the first half last year, principally due to the shift in mix to higher priced cars, light trucks and SUV's.

Used vehicle retail revenues were up $27.5 million or 6%, but down 3% on a same store basis. Used vehicle retail units were up 3% during the first six months of 2002 and down 6% on a same store basis as manufacturer incentives contributed to stronger than expected trends in new vehicles at the expense of used vehicles. As a result of the introduction of more certified used vehicles, average selling prices were up 3% over the same period last year.

Parts, service and collision repair revenues were up $19.6 million or 8% in the current year versus the same period last year and up 2% on a same store basis. This improvement is primarily attributable to increased customer pay business, driven by expanded product offerings, such as tires, quick service centers and paintless dent repair.

F&I revenues during the six months ended June 30, 2002 increased $7.0 million or 14% over the same period last year. On a same store basis, F&I revenues were up 9% over the prior period, while F&I PVR was $717 during the first half of 2002, a 10% improvement over the first half of 2001. These results principally reflect enhanced processes, stricter adherence to menu selling and several corporate initiatives such as our preferred lender program.

     Gross Profit-

Gross profit for the six months ended June 30, 2002, increased $36.8 million or 12% over the six months ended June 30, 2001. Same store retail gross profit (the Company's preferred productivity measurement) was up 4%.

Gross profit as a percentage of revenues for the current year was 15.9% as compared to 15.5% for the same period last year as the Company experienced margin improvements across all product lines. New vehicle and used vehicle retail margins increased to 8.4% and 12.0%, respectively, principally due to the change in sales mix as mentioned above to higher margin vehicles. Parts, service and collision repair margins increased to 52.1% due to a slight shift towards the higher margin service business.

     Operating Expenses-

Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2002, increased $31.2 million or 13% over the six months ended June 30, 2001. SG&A expenses as a percentage of revenues increased to 12.3% in the first half of 2002 from 11.8% in the first half of 2001. Contributing to this increase was increased variable compensation related to higher gross profit margins, increased insurance and advertising costs and start-up expenses related to the Price 1 Auto Store used car pilot program ($2.2 million). During last year, we incurred $4.1 million of charges related to severance payments and the repurchase of a carried interest. Depreciation and amortization decreased $2.8 million to $11.9 million as goodwill amortization of $5.0 million in the six months ended June 30, 2001 did not recur in the current year due to elimination of such amortization pursuant to SFAS No. 142. This was offset by increased depreciation principally due to capital expenditures made in 2001 and by increased amortization related to Price 1 of $0.8 million.

     Other Income (Expense)-

Floor plan interest expense decreased to $9.0 million for the six months ended June 30, 2002 from $16.5 million for the six months ended June 30, 2001. This decline was primarily due to lower interest rates in 2002 versus 2001 and slightly lower new vehicle inventory levels in the current year. Other interest expense decreased by $4.7 million from the prior year principally due to lower interest rates, partially offset by increased borrowings used to fund acquisitions completed after January 1, 2001. Net losses from unconsolidated affiliates for the six months ended June 30, 2002, and June 30, 2001, were related to the Company's share of losses in an automotive finance company. Other income (expense) in the first half of 2002 reflected certain non-operating expenses associated with the IPO of $0.6 million, while the first half of 2001 included a gain on an interest rate swap transaction of $0.4 million.

     Income Tax Provision-

During the six months ended June 30, 2002, the Company recorded, in accordance with SFAS No. 109, a one-time non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability, in connection with the Company's conversion from a limited liability company to a corporation. This liability represented the difference between the financial statement and tax basis of the assets and liabilities of the Company at the conversion date. The Company's pro forma tax rate for the first half of 2002 approximately 39.8%, is based on the estimated effective tax rate for the year. During the first half of 2001, income tax was provided in accordance with SFAS No. 109 on only the "C" corporations owned directly or indirectly by Asbury Automotive Group L.L.C. during that period.

     Extraordinary Loss on Early Extinguishment of Debt-

In connection with the repayment of certain term notes with borrowings under the Committed Credit Facility (as defined below), the Company incurred prepayment penalties and wrote off the unamortized portion of deferred financing fees, aggregating $1.4 million in the first half of 2001.

     Discontinued Operations-

The $1.0 million loss from discontinued operations in the six months ended
June 30, 2002 resulted primarily from a loss on the real estate associated with a disposed dealership. Liquidity and Capital Resources

Liquidity and Capital Resources

The Company requires cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. These requirements are met principally from cash flow from operations, borrowings under the Committed Credit Facility and the Floor Plan Lines (as defined below), and mortgage notes. As of June 30, 2002, the Company had cash and cash equivalents of $67.1 million.

     Senior Subordinated Notes-

On June 5, 2002, the Company issued 9% Senior Subordinated Notes in the aggregated principle amount of $250,000 receiving net proceeds of $242,125. The costs related to the issuance of the notes were capitalized and are amortized to interest expense over the term of the notes. The net proceeds from the notes issuance were utilized to repay certain indebtedness under the Company's Committed Credit Facility. The Company will pay interest on the notes on June 15 and December 15 of each year. The first such payment will be made on December 15, 2002. The notes will mature on June 15, 2012. At any time on or after June 15, 2007, the Company may, at its option, choose to redeem all or a portion of the notes at the redemption prices set forth in the note indenture. On or before June 15, 2005, the Company may, at its option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes at the redemption price set forth in this offering circular. At any time before June 15, 2007, the Company may, at its own option, choose to redeem all or a portion of the notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the note indenture.

The notes will be guaranteed by substantially all of the Company's current subsidiaries and all of Asbury's future domestic restricted subsidiaries that have outstanding, incur or guarantee any other indebtedness. The notes and the subsidiary guarantees will rank behind all of the Company's and the subsidiary guarantors' current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, the notes and subsidiary guarantees. The notes will rank equally with all of Asbury's and the subsidiary guarantors' future senior subordinated indebtedness. The notes will be effectively subordinated to all debt of the Company's subsidiaries that do not guarantee the notes.

     Credit Facilities-

The Company has a three-year committed financing agreement (the "Committed Credit Facility") with total availability of $550 million. Earlier this year, the Company extended the maturity of the Committed Credit Facility to January 2005. The Committed Credit Facility is primarily used to finance acquisitions. Borrowings under the Committed Credit Facility bear interest at variable rates based on LIBOR plus a specified percentage depending on the attainment of certain leverage ratios and the outstanding balance. As of June 30, 2002, approximately $452.5 million remained available to the Company for additional borrowings under the Committed Credit Facility.

     Floor Plan Financing-

The Company has uncommitted floor plan financing lines of credit for new and used vehicles (the "Floor Plan Lines"). The Floor Plan Lines do not have specified maturities and bear interest at variable rates based on LIBOR or the prime rate with total availability of $750 million. As of June 30, 2002, the Company had $456.5 million outstanding under its floor plan financing agreements.

     Cash Flow-

Cash flow from operations totaled $34.0 million for the six months ended June 30, 2002, as net income plus non-cash items of $44.7 million, and increases in accounts payables and accruals and floor plan notes payable of $6.3 million and $3.0 million, respectively, offset an increase in inventories of $20.3 million. Net cash flow used in investing activities was $28.0 million, as spending for capital expenditures and acquisitions were offset by proceeds from the dispositions of certain franchises. Net cash flow from financing activities was $0.7 million, as net proceeds from the IPO and the Subordinated Debt Refinancing, were offset by a net reduction in borrowings, distributions to members and payment of debt issuance costs related to the Subordinated Debt Refinancing.

Cash flow from operations totaled $58.9 million for the six months ended June 30, 2001, as net income plus non-cash items of $36.8 million, a decrease in inventories of $54.7 million and an increase in accounts payables and accruals of $6.5 million, offset an increase in floor plan notes payable of $19.5 million and a net increase in accounts receivable and contracts-in-transit of $18.7 million. Net cash flow used in investing activities was $37.8 million, principally related to capital expenditures of $27.1, acquisitions of $8.1 million and a net increase in finance contracts of $2.6 million. Net cash flow used in financing activities was $2.1 million due to payment of member distributions of $9.0 million offset by a net increase in borrowings of $6.9 million.

     Capital Expenditures-

Capital spending for the six months ended June 30, 2002 and 2001 was $23.6 million and $27.1 million, respectively. Capital spending other than from acquisitions is expected to be approximately $60 million during the year ended December 31, 2002, and will be primarily related to operational improvements and manufacturer-required spending to upgrade existing dealership facilities

     Recent Accounting Pronouncements-

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction." This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003. Upon adoption of this statement, the Company will reclassify to recurring operations, debt extinguishments reported as extraordinary items in prior periods.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on a significant portion of its outstanding indebtedness. Given amounts outstanding at June 30, 2002, a 1% change in variable interest rates would result in a change of approximately $2.3 million to our annual non-floor plan interest expense. Based on floor plan amounts outstanding at June 30, 2002, a 1% change in variable interest rates would result in a $4.6 million change to annual floor plan interest expense.

Interest Rate Swaps

During the second quarter of 2002 and in connection with the Subordinated Debt Refinancing, the Company terminated three swap agreements, having a combined total notional principal amount of $300 million, all maturing in November 2003. In connection with these terminations, the Company incurred a $0.2 million loss, which is being amortized over the remainder of the original agreements.

                                      . . .
                           Forward Looking Information

This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and projections regarding the Company's financial position, results of operations, market position, product development and business strategy. These statements are based on management's current expectations and involve significant risks and uncertainties that may cause results to differ materially from those set forth in the statements. These risks and uncertainties include, among other things, market factors, the Company's relationships with vehicle manufacturers and other suppliers, risks associated with the Company's substantial indebtedness, risks related to pending and potential future acquisitions, general economic conditions both nationally and locally and governmental regulations and legislation. There can be no guarantees the Company's plans for future operations will be successfully implemented or that they will prove to be commercially successful. These and other risk factors are discussed in the Company's registration statements on Form S-1 declared effective on March 13, 2002 and Form S-4 declared effective on July 22, 2002. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMAITON




Item 2. Application of Proceeds from Initial Public Offering and Senior Subordinated Note Issuance

Of the $62.5 million of net proceeds received by the Company from its initial public offering, the Company applied $50.4 million to repay borrowings under its Committed Credit Facility and retained $12.1 million for working capital, future acquisitions and general corporate purposes.

Of the $242.1 million of net proceeds received by the Company from its Senior Subordinated Notes issuance, all was applied to repay borrowings under its Committed Credit Facility.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

     4 - Indenture, relating to the issuance of $250 million aggregate principal amount of Senior Subordinated Notes due 2012 (incorporated by reference to the Registration Statement on Form S-4 (Registration Number 333-91340) filed June 27, 2002).

     10 - Employment and Consulting Agreement of Thomas F. "Mack" McLarty, III.

     99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

     99.2- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

b.       Reports on Form 8-K

     Report filed May 17, 2002, under Item 4, related to the Company's removal of Arthur Andersen LLP as its independent public accountants on May 13, 2002. On May 16, 2002, the Company retained Deloitte & Touche LLP as the Company's new independent public accountants for the fiscal year 2002.

     Report filed May 17, 2002, under Item 5, related to the issuance of a press release announcing a proposed private placement of $200 million principal amount of Senior Subordinated Notes.

     Report filed May 31, 2002, under Item 5, related to the issuance of a press release announcing the Company's pricing of its $250 million private placement of Senior Subordinated Notes due 2012 with a 9% interest rate.

     Report filed July 25, 2002, under Item 9, related to issuance of press release announcing earnings for the second quarter ending June 30, 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             Asbury Automotive Group, Inc.
                             --------------------------------------------------
                             --------------------------------------------------
                             (Registrant)




Date:  August 12, 2002       /s/ Thomas F. Gilman
                             --------------------------------------------------
                             --------------------------------------------------
                             Thomas F. Gilman
                             Senior Vice President and Chief Financial Officer

                                Index to Exhibits




Exhibit
Number         Description

10             Employment and Consulting Agreement of Thomas F. "Mack"
               McLarty, III.

99.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                                                     Exhibit 10


                       EMPLOYMENT AND CONSULTING AGREEMENT


         EMPLOYMENT AND CONSULTING AGREEMENT, dated as of May 1, 2002 (this "Agreement"), among ASBURY AUTOMOTIVE ARKANSAS L.L.C., a Delaware limited liability company (the "Company"), McLARTY COMPANIES, INC., an Arkansas corporation (the "Consulting Firm"), ASBURY AUTOMOTIVE GROUP L.L.C., a Delaware limited liability company ("Asbury Group") and Thomas F. McLarty, III ("McLarty").

                                   WITNESSETH:

         WHEREAS, the Company owns and operates certain retail motor vehicle dealerships located in the State of Arkansas (the "Business");

         WHEREAS, the Company desires to employ McLarty, and McLarty desires to accept such employment with the Company, on the terms and conditions set forth in this Agreement;

         WHEREAS, Asbury Group desires to retain the Consulting Firm for the consulting services of McLarty, and the Consulting Firm and McLarty desire to provide such consulting services to the Asbury Group, on the terms and conditions set forth in this Agreement; and

         NOW, THEREFORE, in consideration of the premises and mutual covenants and agreements contained herein and for other good and valuable consideration, the parties hereto hereby agree as follows:

     1. Agreements to Retain. (a) Upon the terms and subject to the conditions of this Agreement, the Company hereby employs McLarty, and McLarty hereby accepts such employment.

                  (b) Upon the terms and subject to the conditions of this Agreement, Asbury Group hereby retains the Consulting Firm for the purpose of causing McLarty to provide consulting services to Asbury Group, and McLarty and the Consulting Firm each hereby accepts the terms of retainer herein by Asbury Group.

         2. Term: Services to be Provided. (a) Term of Agreement. The term of this Agreement shall commence on the date of this Agreement (the "Effective Date"), and shall remain in effect for an initial term expiring on the sixth anniversary of the Effective Date (the "Initial Term"); provided, that this Agreement may be sooner terminated with respect to the employment arrangement among the Company, the Consulting Firm and McLarty (the "Company Arrangements"), or with respect to the consulting arrangements among Asbury Group, the Consulting Firm and McLarty (the "Asbury Arrangements") (or both), pursuant, in each case, to the applicable provisions of Section 6 hereof. After the Initial Term, this Agreement may be renewed for additional one-year terms (each, an "Extended Term") upon the mutual written consent, in the case of the Company Arrangements, of the Company and McLarty, and in the case of the Asbury Arrangements, of Asbury Group, the Consulting Firm and McLarty. The period of time between the Effective Date and the termination of this Agreement pursuant to its terms is herein referred to, with respect to the Company Arrangements, as the "Company Term," and with respect to the Asbury Arrangements, as the "Asbury Term."

                  (b) Services to be Provided. (i) During the Company Term, McLarty agrees to provide to the Company, and, at the Company's request, to any direct or indirect subsidiary of the Company, part-time management services equivalent to those services that would be provided by a Chairman of a Delaware corporation. McLarty will serve as a part-time advisor to the Company's management and Board of Directors (the "Company Board"), devoting his skill, knowledge and working time, as necessary, to assist in the overall management of the Company and in addition, McLarty shall perform such other services, as may be determined from time to time by or under the authority of the Company Board or President and Chief Executive Officer of Asbury Group (the "CEO"). All such services will be referred to as the "Company Services." McLarty agrees to devote his skill, knowledge and working time sufficient to conscientiously perform the Company Services to his best ability, subject to the arrangements described in the following sentence. The Company acknowledges that McLarty is engaged in various businesses and other interests that require his time, effort and attention and that McLarty will continue to participate in these interests and others which require his time, effort and attention.

                  (ii) During the Asbury Term, the Consulting Firm will cause McLarty to provide, and McLarty agrees to provide, to Asbury Group, consulting services as may be determined from time to time by or under the authority of the Board of Directors of Asbury Group (the "Asbury Board") or the CEO which shall include, without limitation, acting as an ongoing intermediary between Asbury Group and automobile manufacturers. All such services will be referred to as the "Asbury Services". The Consulting Firm will cause McLarty, and McLarty agrees, to devote his skill, knowledge and working time sufficient to conscientiously perform the Asbury Services to his best ability, subject to the arrangements described in the last sentence of Section 2(b)(i), provided that in the event there is a conflict between the Asbury Services and the Company Services, the Company Services shall take precedence.

                  (iii) Each of the Consulting Firm and McLarty hereby represents that this Agreement and compliance by McLarty with the terms and conditions of this Agreement will not conflict with or result in the breach of any agreement to which either McLarty or the Consulting Firm is a party or by which he or it may be bound.

                  (iv) Authority of McLarty. The relationship of McLarty and the Company is that of employer and employee. McLarty shall have the power and authority to enter into contracts in the name of, and on behalf of, the Company or any of its subsidiaries. The relationship of Consulting Firm and McLarty to the Asbury Group is that of an independent contractor, and nothing contained in this Agreement shall be construed as creating a joint venture, partnership or employment arrangement among Consulting Firm, McLarty and Asbury Group. Neither the Consulting Firm nor McLarty shall have the power or authority to enter into contracts in the name of, or on behalf of, Asbury Group or any of its affiliates, except as may be expressly stated in a written delegation of such power or authority from Asbury Group. The Consulting Firm and McLarty (in both of his capacities as an employee of the Company and independent contractor of the Asbury Group) agree to discharge all obligations under federal, state, local or foreign law, regulation or order now or hereafter in force arising out of its or his provision of services hereunder.

     3. Compensation and Consulting Fees. (a) In consideration for all Company Services to be rendered by McLarty to the Company, the Company shall pay McLarty an annual salary of $150,000 less applicable payroll deductions ("Company Salary"), payable in arrears in equal monthly installments.

                  (b) In consideration for all Asbury Services to be rendered by McLarty to Asbury Group, Asbury Group shall pay to the Consulting Firm during the Asbury Term an annual consulting fee of $350,000 ("Asbury Consulting Fee"), payable in arrears in equal monthly installments.

         4. Benefits. During the Company Term, McLarty shall be entitled to participate in all life insurance, medical insurance, disability insurance and other benefits that are provided to Company employees, from time to time. During the Asbury Term, McLarty, as an independent contractor, will not be permitted to participate in any of the life insurance, medical insurance, disability insurance and other benefits that may be provided to employees of Asbury Group.

     5. Expenses. (a) The Company shall reimburse McLarty for his reasonable travel, lodging and meal expenses incurred in connection with his performance of the Company Services upon submission of evidence, satisfactory to the CEO, of the incurrence and purpose of each such expense.

                  (b) Asbury Group shall reimburse the Consulting Firm for reasonable travel, lodging and meal expenses incurred by McLarty in connection with his performance of the Asbury Services upon submission of evidence, satisfactory to the CEO, of the incurrence and purpose of each such expense.

         6. Termination of Agreement. (a) Termination Due to Death or Disability. McLarty's provision of Company Services and Asbury Services shall automatically terminate upon his death or Disability. For purposes of this Agreement, "Disability" shall mean a physical or mental disability or infirmity that prevents the performance by McLarty of his duties hereunder lasting (or likely to last, based on competent medical evidence presented to the CEO, Company Board and the Asbury Board) for a continuous period of six months or longer. The reasoned and good faith judgment of the CEO, Company Board or Asbury Board as to Disability shall be final and shall be based on such competent medical evidence as shall be presented to it by McLarty or by any physician or group of physicians or other competent medical experts employed by McLarty or the Company to advise the CEO, Company Board or Asbury Board, as the case may be.

                  (b) Termination for Cause. (i) McLarty's provision of Company Services may be terminated for "Cause" by the Company Board or CEO.

                  (ii) McLarty's provision of Asbury Services may be terminated for "Cause" by the Asbury Board or CEO.

                  (iii) "Cause," with respect to the termination of the Company Services or the Asbury Services, shall mean (A) the willful failure by McLarty to substantially perform his duties with respect to the Company or Asbury Group, as the case may be, and continuance of such failure for more than 20 days after the Company or Asbury Group, as applicable, notifies McLarty and the Consulting Firm in writing that McLarty is failing to substantially perform his duties, which writing shall specify in reasonable detail sufficient to inform McLarty and the Consulting Firm of the duties that McLarty is alleged to have failed to substantially perform and the actions required to cure such failure, (B) McLarty's or the Consulting Firm's engaging in serious misconduct (including, without limitation, any criminal, fraudulent or dishonest conduct) that is injurious to the Company or Asbury Group, as applicable, or any of their respective affiliates or subsidiaries, (C) McLarty's or the Consulting Firm's conviction of, or entering a plea of nolo contendere to, any crime that constitutes a felony or involves moral turpitude, or (D) the breach by McLarty or Consulting Firm of any written covenant or agreement with the Company or Asbury Group, as applicable, or any of their respective affiliates not to disclose any information pertaining to the Company or Asbury Group, as applicable, or any of their respective affiliates or not to compete or interfere with the Company or Asbury Group, as applicable, or any of their respective affiliates, including without limitation the covenants set forth in Sections 7, 8, 9 and 10 hereof.

                  (c) Termination Without Cause. (i) McLarty's provision of Company Services may be terminated "Without Cause" by the Company Board or CEO.

                  (ii) McLarty's provision of Asbury Services may be terminated "Without Cause" by the Asbury Board or CEO.

                  (iii) A termination "Without Cause" shall mean, with respect to the termination of the Company Services of the Asbury Services, a termination of Company Services or Asbury Services by the CEO, Company Board or the Asbury Board, as applicable, other than due to death or Disability as described in
Section 6(a) or Cause as defined in Section 6(b).

                  (d) Termination by McLarty. (i) McLarty may terminate his provision of Company Services for "Good Reason".

                  (ii) McLarty may terminate his provision of Asbury Services for "Good Reason".

                  (iii) "Good Reason" shall mean, with respect to the termination of the Company Services or the Asbury Services, a termination by McLarty of his provision of Company Services or Asbury Services, as applicable, within 30 days following, (A) any material diminution by the Company Board or the Asbury Board, as applicable, in McLarty's duties, except in connection with termination of McLarty's provision of services for Cause as provided in Section 6(b) or death or Disability as provided in Section 6(a); (B) any requirement by the Company Board or the Asbury Board, as applicable, that McLarty be based outside of the State of Arkansas; or (C) the failure of the Company or Asbury Group, as applicable, timely to pay McLarty's salary and benefits or the Consulting Firm's fees, provided that (x) McLarty shall have given the Company or Asbury Group, as applicable, written notice of such circumstances and the Company or Asbury Group, as applicable, shall have failed to cure such circumstances within 20 days, and (y) McLarty shall not have caused the occurrence constituting Good Reason through the exercise of his authority as an employee of the Company or consultant to Asbury Group, as applicable.

                  (e) Notice and Effect of Termination. Any termination of McLarty's provision of Company Services or Asbury Services, as applicable, by the CEO, Company Board or Asbury Board, as applicable, pursuant to Section 6(a) (in the case of Disability), 6(b) or 6(c), or by McLarty pursuant to Section 6(d), shall be communicated by a written "Notice of Termination" addressed to McLarty and the Consulting Firm, the Company or Asbury Group, as appropriate. A "Notice of Termination" shall mean, with respect to the Company or Asbury Group, as applicable, a notice stating that McLarty's provision of Company Services or Asbury Services, as applicable, has been or will be terminated, indicating the specific termination provisions in this Agreement relied upon and setting forth in reasonable detail the facts and circumstances claimed to provide a basis for the termination of the provision of such services. At any time that McLarty's provision of Asbury Services is terminated, the Consulting Firm's obligation with respect to such services shall also be terminated.

                  (f) Payments Upon Certain Terminations of the Provision of Company Services.

                  (i) Termination Without Cause or for Good Reason. (A) In the event of a termination of McLarty's provision of Company Services by the CEO or Company Board Without Cause or a termination by McLarty of the provision of Company Services for Good Reason, in either case, prior to the last day of the Company Term, the Company shall continue to provide McLarty with medical insurance for a period of twelve (12) months after the Date of Termination (as defined in Section 6(h)) and shall pay to McLarty a lump sum in an amount equal to the Company Board's good faith determination of the present values of the Company Remaining Fee Amounts (as defined below), as of the date of such lump sum payment, calculated using a discount rate equal to the then prevailing interest rate payable on senior indebtedness of an issuer rated "B" by Moody's Investors Service or Standard & Poor's (or the then-equivalent rating) having a term as close as practicable to the period from the Date of Termination of the provision of Company Services through the last day of the Company Term. "Company Remaining Fee Amounts" means the Company Salary that would have been payable, monthly in arrears, between the date on which Notice of Termination is given as contemplated by Section 6(e) or, if no such Notice is given, the Date of Termination of the provision of Company Services, and the sixth anniversary of the Effective Date, assuming no increase in the Company Salary from the rate in effect immediately prior to the Date of Termination.

                  (ii) Termination Upon Death or Disability. If McLarty's provision of Company Services shall terminate upon his death or Disability, the Company shall pay McLarty two times the full Company Salary at the annual rate in effect immediately prior to the Date of Termination.

                  (iii) Termination for Cause or Voluntary Termination by McLarty. If the CEO or Company Board shall terminate McLarty's provision of Company Services for Cause or if McLarty shall voluntarily terminate his provision of Company Services for other than Good Reason, McLarty shall be paid the Company Salary through the Date of Termination at the annual rate in effect immediately prior to the Date of Termination.

                  (g) Payments Upon Certain Terminations of the Provision of Asbury Services.

                  (i) Termination Without Cause or for Good Reason. In the event of a termination of McLarty's provision of Asbury Services by the CEO or Asbury Board Without Cause, or in the event of a termination by McLarty of the provision of Asbury Services for Good Reason, in any case prior to the last day of the Asbury Term, no later than twenty (20) days following the Date of Termination, Asbury Group shall pay to the Consulting Firm a lump sum in an amount equal to the Asbury Board's good faith determination of the present values of the Asbury Remaining Fee Amounts (as defined below), as of the date of such lump sum payment, calculated using a discount rate equal to the then prevailing interest rate payable on senior indebtedness of an issuer rated "B" by Moody's Investors Service or Standard & Poor's (or the then-equivalent rating) having a term as close as practicable to the period from the Date of Termination of the provision of Asbury Services through the last day of the Asbury Term. "Asbury Remaining Fee Amounts" means the Asbury Consulting Fee that would have been payable, monthly in arrears, between the date on which Notice of Termination is given as contemplated by Section 6(e) or, if no such Notice is given, the Date of Termination of the provision of Asbury Services, and the sixth anniversary of the Effective Date, assuming no increase in the Asbury Consulting Fee from the rate in effect immediately prior to the Date of Termination.

                  (ii) Termination for Death or Disability. If McLarty's provision of Asbury Services shall terminate upon his death or Disability prior to the last day of the Asbury Term, no later than twenty (20) days following the Date of Termination, Asbury Group shall pay to the Consulting Firm in a single lump sum the full Asbury Consulting Fee as set forth in Section 3(b) for the year in which such termination occurred.

                  (iii) Termination for Cause or Voluntary Termination by McLarty. If the CEO or Asbury Board shall terminate McLarty's provision of Asbury Services for Cause or if McLarty shall voluntarily terminate his provision of Asbury Services for other than Good Reason, McLarty shall be paid the Asbury Consulting Fee through the Date of Termination at the annual rate in effect immediately prior to the Date of Termination.

                  (h) Date of Termination. As used in this Agreement, the term "Date of Termination" with respect to the Company Services or Asbury Services, as applicable, shall mean (i) if McLarty's provision of Company Services or Asbury Services is terminated by his death, the date of his death, (ii) if McLarty's provision of Company Services or Asbury Services is terminated by the CEO, Company Board or Asbury Board, as applicable, for Cause or by McLarty for Good Reason, the later of the date on which: (x) the Notice of Termination is given as contemplated by Section 6(e); and (y) the lapsing of the cure period described in Section 6(b) or 6( d), as applicable, and (iii) if McLarty's provision of Company Services or Asbury Services is terminated by the CEO, Company Board or Asbury Board, as applicable, Without Cause, due to McLarty's Disability or otherwise, whether or not Notice of Termination is given, thirty
(30) days after the date of termination of such services.

         7. Covenant Not to Compete. (a) So long as McLarty's provision of Company Services or Asbury Services hereunder shall continue, or as otherwise expressly consented to, approved or otherwise permitted by the Asbury Group or CEO in writing, and to the fullest extent permitted under applicable law, McLarty and the Consulting Firm shall not, directly or indirectly engage in, participate in, represent in any way or be connected with, as an officer, director, partner, owner, employee, agent, independent contractor, consultant, proprietor or stockholder (except for the ownership of a less than 5% stock interest in a publicly traded corporation) or otherwise (the "Restricted Activities"), any business similar to the Business (as defined in the Exchange Agreement, dated as of August 4, 1998 (as amended by Amendment No. 1, dated as of February 23, 1999, among McLarty, the Company and the other persons named therein (the "Exchange Agreement")) within the State of Arkansas or within 80 miles of any business owned or controlled by the Company, Asbury Group or any of their respective affiliates, provided, further, that McLarty and the Consulting Firm shall not, directly or indirectly, engage in or be connected with any Restricted Activities for any business located anywhere in the United States or Canada that engages in the sale of used automobiles through an affiliation with a national retail chain; or

                  (b) If McLarty's provision of Company Services and Asbury Services hereunder is terminated, the following provisions shall apply:

                  (i) The provisions of Section 7(a) shall continue in effect for the longer of six years after the Effective Date or two years after the final Date of Termination;

                  (ii) During the period described under Section 7(b)(i), McLarty shall disclose in writing to the Company the name, address and type of business conducted by any proposed employer or contractor of McLarty within ten business days of commencing employment (or independent contract work) with such new employer or contractor. In addition, during the period described under
Section 7(b)(i), but only to the extent that McLarty is entitled to and requests a payment under clause (iii) of this Section 7(b), McLarty shall promptly inform the Company in writing of receipt of any amount, up to an amount equal to one hundred percent (100%) of the sum of the Company Salary and the Asbury Consulting Fee (the "Consulting Fees") per annum, described in sub clause
(iii)(y) below; and

                  (iii) In the event of a termination of McLarty's provision of Company Services and Asbury Services: (A) pursuant to Section 6(b); or (B) voluntarily by McLarty for any reason other than Good Reason; or (C) due to expiration of both the Company Term and the Asbury Term and any extensions thereof, so long as this Section 7(b) shall apply, the Company shall pay McLarty on an annual basis the excess of: (x) an amount equal to one hundred percent (100%) of the Consulting Fees over (y) the total compensation (whether received as salary, consulting fee or otherwise and calculated on a pre-tax basis) accrued, earned or received by McLarty from any new employer, client or contractor during such period, provided that such excess shall be payable monthly in arrears, provided further, that the Company shall consider the amount described in clause (iii)(y) above to be at least one hundred percent (100%) of the Consulting Fees unless and until McLarty otherwise notifies the Company in writing;

provided, however, that the Company may at any time, in its sole discretion, terminate all obligations imposed on the Company, McLarty and Consulting Firm under this Section 7 by written notice to McLarty and Consulting Firm, provided, however, that any such termination shall not terminate any other non-competition agreement between the Company or its affiliates (including Asbury Group) and McLarty, provided, that notwithstanding such termination the Company shall continue to make any and all payments required by Section 6(f) hereunder. McLarty shall be under no obligation to accept any employment during the period for which McLarty receives continued payments pursuant to Section 7(b)(iii) or to otherwise attempt to mitigate the payment of such amounts by the Company and the Company waives any right to allege that McLarty has any duty to mitigate the payment of such amounts.

                       (c) For so long as McLarty is a member of the board of directors of Asbury Automotive Group, Inc., unless expressly consented to by the CEO in writing, McLarty and the Consulting Firm (a) shall not take advantage, directly or indirectly, of any business opportunity anywhere in the world in which AAG, Inc. would be interested if it was made aware of the opportunity (and will advise the CEO of any such opportunities which come to the attention of McLarty or the Consulting Firm) and (b)shall not, directly or indirectly, engage in, participate in, represent in any way or be connected with any Restricted Activities in any business similar to the Business (as defined in the Exchange Agreement) anywhere in the United States or Canada.


         8. Unauthorized Disclosure. (a) During and after the Company Term and the Asbury Term, without the written consent of the Asbury Board or CEO, as applicable, or a person authorized thereby: (i) McLarty and the Consulting Firm shall not disclose to any person (other than an employee or director of the Company or Asbury Group, as applicable, or their respective affiliates, or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by McLarty of his duties under this Agreement) or use to compete with the Company or Asbury Group, as applicable, or any of their respective affiliates any confidential or proprietary information, knowledge or data that is not theretofore publicly known and in the public domain obtained by McLarty while providing Company Services or Asbury Services, as applicable, with respect to the Company or Asbury Group, as applicable, or any of their respective affiliates or with respect to any products, improvements, customers, methods of distribution, sales, prices, profits, costs, contracts (including, without limitation the terms and provisions of this Agreement), suppliers, business prospects, business methods, techniques, research, trade secrets or know-how of the Company or Asbury Group or any of their respective affiliates (collectively, "Proprietary Information" of the Company or Asbury Group, as applicable); and (ii) McLarty and Consulting Firm shall use best efforts to keep confidential any such Proprietary Information and to refrain from making any such disclosure, in each case except as may be required by law or as may be required in connection with any judicial or administrative proceedings or inquiry.

                  (b) The covenant contained in this Section 8 shall survive the termination of McLarty's and Consulting Firm's provision of Company Services or Asbury Services, as applicable, and shall be binding upon McLarty's and Consulting Firm's heirs, legal representatives, successors and assigns.

         9. Non-Solicitation of Employees. During the period commencing on the Effective Date and ending on the date that is the later of five years after the Effective Date and two years after the final Date of Termination (the "Non-Solicitation Restriction Period"), McLarty and Consulting Firm shall not, directly or indirectly, for their own account or the account of any other person or entity with which McLarty or Consulting Firm shall become associated in any capacity or in which either of them shall have any ownership interest: (a) solicit for employment or employ any person who, at any time during the preceding 12 months, is or was employed by or otherwise engaged to perform services for the Company or Asbury Group, or any of their respective affiliates, regardless of whether such employment or engagement is direct or through an entity with which such person is employed or associated, or otherwise intentionally interfere with the relationship of the Company or Asbury Group, or any of their respective affiliates with any person or entity who or which is at the time employed by or otherwise engaged to perform services for the Company or Asbury Group, as applicable, or any such affiliate; or (b) induce any employee of the Company or Asbury Group, or any of their respective affiliates to engage in any activity which McLarty or Consulting Firm is prohibited from engaging in under Sections 7, 8, 9 and 10 hereof or to terminate his or her employment with the Company or Asbury Group, as applicable, or such affiliate.

         10. Return of Documents. In the event of the termination of McLarty's provision of Company Services or Asbury Services for any reason, McLarty and Consulting Firm will deliver to the Company or Asbury Group, as applicable, all documents and data of any nature pertaining to his work with the Company or Asbury Group, as applicable, and their respective affiliates, and McLarty and Consulting Firm will not retain any documents or data of any description or any reproduction thereof, or any documents containing or pertaining to any Proprietary Information.

         11. Injunctive Relief with Respect to Covenants. McLarty and Consulting Firm acknowledge and agree that the covenants and obligations of each of them with respect to non-competition, non-disclosure, non-solicitation, confidentiality and the property of the Company or Asbury Group, as applicable, and their respective affiliates relate to special, unique and extraordinary matters and that, notwithstanding any other provision of this Agreement to the contrary, a violation of any of the terms of such covenants and obligations will cause the Company or Asbury Group, as applicable, and their respective affiliates irreparable injury for which adequate remedies are not available at law. Therefore, McLarty and Consulting Firm expressly agree that the Company or Asbury Group, as applicable, and their respective affiliates (which shall be express third-party beneficiaries of such covenants and obligations) shall be entitled to an injunction (whether temporary or permanent), restraining order or such other equitable relief (including the requirement to post bond) as a court of competent jurisdiction may deem necessary or appropriate to restrain McLarty or Consulting Firm from committing any violation of the covenants and obligations contained in Sections 7, 8, 9 and 10 hereof. These injunctive remedies are cumulative and in addition to any other rights and remedies the Company or Asbury Group or any such affiliate may have at law or in equity. Further, McLarty represents that his experience and capabilities are such that the provisions of Sections 7, 8, 9 and 10 hereof will not prevent him from earning his livelihood.

         12. Assumption of Agreement. The Company and Asbury Group will require any successor (by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company or Asbury Group, respectively, by agreement in form and substance reasonably satisfactory to McLarty, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company or Asbury Group, as the case may be, would be required to perform it if no such succession had taken place. Failure of the Company or Asbury Group, as the case may be, to obtain such agreement prior to the effectiveness of any such succession shall constitute "Good Reason" in accordance with Section 6(d) of this Agreement.

         13. Entire Agreement. Except as otherwise expressly provided herein, this Agreement, the Exchange Agreement and the LLC Agreement constitute the entire agreements among the parties hereto with respect to the subject matter hereof, and all promises, representations, understandings, arrangements and prior agreements relating to such subject matter (including those made to or with McLarty or the Consulting Firm by any other person or entity) are merged herein and superseded hereby.

         14. Miscellaneous. (a) Binding Effect. This Agreement shall be binding on and inure to the benefit of the Company, Asbury Group and their respective successors and permitted assigns. This Agreement shall also be binding on and inure to the benefit of McLarty and Consulting Firm and their respective heirs, executors, administrators, legal representatives, successors and assigns. If McLarty's provision of Company Services or Asbury Services is terminated by reason of his death, all amounts payable by the Company or Asbury Group pursuant to Section 6(f)(ii) or 6(g)(ii) (or if McLarty shall die after the provision of all service hereunder has terminated, any remaining amount payable by the Company pursuant to Section 6(f)(i)) shall be paid in accordance with the terms of this Agreement to McLarty's devisee, legatee, or other designee or, if there be no such designee, to his estate.

                  (b) Governing Law. (i)(A) THIS AGREEMENT (EXCEPT AS PROVIDED FOR IN SECTION l4(b)(i)(B) BELOW) SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ARKANSAS WITHOUT REFERENCE TO PRINCIPLES OF CONFLICT OF LAWS THEREUNDER. SUBJECT TO SECTION l4(b)(i)(B), ANY AND ALL SUITS, LEGAL ACTIONS OR PROCEEDINGS AGAINST ANY PARTY HERETO ARISING OUT OF THIS AGREEMENT SHALL BE BROUGHT IN ANY UNITED STATES FEDERAL COURT SITTING IN THE STATE OF ARKANSAS OR ANY OTHER COURT OF APPROPRIATE JURISDICTION SITTING IN THE STATE OF ARKANSAS, AS THE PARTY BRINGING SUCH SUIT MAY ELECT IN ITS SOLE DISCRETION, AND EACH PARTY HEREBY SUBMITS TO AND ACCEPTS THE EXCLUSIVE JURISDICTION OF SUCH COURTS FOR THE PURPOSE OF SUCH SUIT, LEGAL ACTION OR PROCEEDING, EACH PARTY HERETO WAIVES PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS AND AGREES THAT SERVICE THEREOF MAY BE MADE BY CERTIFIED OR REGISTERED MAIL. EACH PARTY HERETO HEREBY IRREVOCABL Y WAIVES ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY SUCH SUIT, LEGAL ACTION OR PROCEEDING IN ANY SUCH COURT AND HEREBY FURTHER WAIVES ANY CLAIM THAT ANY SUCH SUIT, LEGAL ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

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

                  (ii) EACH PARTY HERETO ACKNOWLEDGES AND AGREES THAT ANY CONTROVERSY WHICH MAY ARISE UNDER THIS AGREEMENT IS LIKELY TO INVOLVE COMPLICATED AND DIFFICULT ISSUES, AND THEREFORE SUCH PARTY HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES ANY RIGHT SUCH PARTY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT, OR THE BREACH, TERMINATION OR VALIDITY OF THIS AGREEMENT, OR THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT. EACH PARTY CERTIFIES AND ACKNOWLEDGES THAT: (W) NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER; (X) EACH SUCH PARTY UNDERSTANDS AND HAS CONSIDERED THE IMPLICATIONS OF THIS WAIVER; (Y) EACH SUCH PARTY MAKES THIS WAIVER VOLUNTARILY; AND (Z) EACH SUCH PARTY HAS BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION 14(b).

                  (c) Amendments. No provisions of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is approved by both the Company Board and the Asbury Board or a person authorized thereby and is agreed to in writing by McLarty, the Consulting Firm and such authorized officers or agents of the Company and Asbury Group, as applicable. No waiver by any party hereto at any time of any breach by any other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No waiver of any provision of this Agreement shall be implied from any course of dealing between or among the parties hereto, or from any failure by any party hereto to assert its rights hereunder on any occasion or series of occasions. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement.

                  (d) Severability. In the event that any one or more of the provisions of this Agreement shall be or become invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not be affected thereby.

                  (e) Notices. Any notice or other communication required or permitted to be delivered under this Agreement shall be: (i) in writing, (ii) delivered personally, by nationally recognized overnight courier service or by certified or registered mail, first-class postage prepaid and return receipt requested, (iii) deemed to have been received on the date of delivery or on the third business day after the mailing thereof, and (iv) addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

                  (A)      if to the Company or Asbury Group, to it:

                           c/o Asbury Automotive Group L.L.C.
                           Three Landmark Square, Suite 500
                           Stamford, Connecticut 06901
                           Attention: General Counsel
                           ---------
                           Telephone: (203) 356-4400
                           Fax: (203) 356-4450

                  (B)      if to McLarty or the Consulting Firm:

                            McLarty Companies, Inc.
                           350 Salem Rd., Suite 8A
                           Conway, AR 72032
                           Attention: Thomas F. McLarty, III
                           ---------
                           Telephone:
                           Fax:


                           with a copy to:

                           Wright, Lindsey & Jennings
                           200 West Capital Avenue
                           Suite 2200
                           Little Rock, AR 72201-3699
                           Attention: Kevin W. Kennedy, Esq.
                           -----------
                           Telephone: (501) 212-1394
                           Fax: (501) 376-9442

                  (f) Survival. In the event McLarty's provision of Company Services but not Asbury Services is terminated, Sections l(b), 2(a), 2(b)(ii), 2(b)(iii), 2(b)(iv), 3(b), 4, 5(b), 6, 7, 8, 9, 10, 11, 12, 13 and 14 shall survive the termination of the provision by McLarty of the Company Services. In the event McLarty's provision of Asbury Services but not Company Services is terminated, Sections 1(a), 2(a), 2(b)(i), 2(b)(iii), 2(b)(iv), 3(a), 4, 5(a), 6,
7, 8, 9, 10, 11, 12, 13 and 14 shall survive the termination of the provision by McLarty of the Asbury Services. In the event McLarty's provision of both Company Services and Asbury Services is terminated, Sections 7, 8, 9, 10, 11, 12, 13, 14 and, if McLarty's provision of Company Services and Asbury Services terminates in a manner giving rise to a payment under Section 6(f), Section 6(f) shall survive the termination of this Agreement and the termination of the provision of such services by McLarty.

                  (g) Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, and all of which together shall constitute one and the same instrument.

                  (h) Headings. The section and other headings contained in this Agreement are for the convenience of the parties only and are not intended to be a part hereof or to affect the meaning or interpretation hereof.

                  (i) McLarty's Recusal. McLarty shall recuse himself from all deliberations of the Company Board and its Managing Member and the Asbury Board regarding this Agreement, McLarty's provision of services hereunder or related matters.

                                      ****
                         Signatures Appear on Next Page

         IN WITNESS WHEREOF, each of the Company, Asbury Group and the Consulting Firm has duly executed this Agreement by its authorized representative and McLarty has hereunto set his hand, in each case effective as of the date first above written.

                   ASBURY AUTOMOTIVE ARKANSAS L.L.C.


                   By:  /s/ Thomas R. Gibson
                        -----------------------------------------------
                   Name:  Thomas R. Gibson
                   Title:  Chairman

                   ASBURY AUTOMOTIVE GROUP L.L.C.


                   By:  /s/ Kenneth B. Gilman
                        -----------------------------------------------
                   Name:  Kenneth B. Gilman
                   Title:  President and Chief Executive Officer

                   McLARTY COMPANIES, INC.


                   By:  /s/ Thomas F. McLarty, III
                        -----------------------------------------------
                   Name:  Thomas F. McLarty
                   Title:  Chief Executive Officer

                   THOMAS F. McLARTY, III, individually


                   /s/ Thomas F. McLarty, III
                   ----------------------------------------------------

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of Asbury Automotive Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth B. Gilman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Kenneth B. Gilman
-----------------------------------------------------
Kenneth B. Gilman
Chief Executive Officer
August 12, 2002

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of Asbury Automotive Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas F. Gilman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Thomas F. Gilman
-----------------------------------------------------
Thomas F. Gilman
Chief Financial Officer
August 12, 2002