Form 10-Q
period 2002-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2002-11-15
CIK 1144980

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

                             Commission file number:


                          ASBURY AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                    01-0609375
-------------------------------------      ---------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)


  Three Landmark Square, Suite 500, Stamford, Connecticut 06901, (203) 356-4400
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
        (Address of, Including Zip Code, and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices)

-------------------------------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No -- ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

The number of shares of common stock outstanding as of November 7, 2002 was 33,765,576 (net of 234,424 Treasury Shares).











===============================================================================

                          ASBURY AUTOMOTIVE GROUP, INC.
                  September 30, 2002 Form 10-Q Quarterly Report



                                Table of Contents


                         Part I - Financial Information

                                                                           Page

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
           September 30, 2002 and December 31, 2001.........................  1

           Consolidated Statements of Income -
           Three Months and Nine Months Ended September 30, 2002 and 2001...  2

           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2002 and 2001..................  ..3

           Notes to Consolidated Financial Statements...................  ....4

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations.........................................11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........21

Item 4.    Controls and Procedures...........................................21

                           Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K..................................23

           Signatures........................................................24

                                     PAGE 22
Item 1.  Financial Statements

                          ASBURY AUTOMOTIVE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except for share data)


                                                                        September 30,      December 31,
                  ASSETS                                                    2002              2001
                                                                                          (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                            $    51,640        $   60,506
    Contracts-in-transit                                                      80,603            93,044
    Current portion of restricted marketable securities                        1,499             1,410
    Accounts receivable (net of allowance of $2,297 and $2,375)               94,472            81,347
    Inventories                                                              498,445           496,054
    Deferred income taxes                                                     11,740              -
    Prepaid and other current assets                                          26,234            25,253
                 Total current assets                                        764,633           757,614

PROPERTY AND EQUIPMENT, net                                                  273,350           256,402

GOODWILL, net                                                                399,198           392,856

RESTRICTED MARKETABLE SECURITIES                                               4,892             6,807

OTHER ASSETS                                                                  61,800            51,334

                 Total assets                                             $1,503,873        $1,465,013

                LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

CURRENT LIABILITIES:
    Floor plan notes payable                                              $  426,754        $  451,375
    Short-term debt                                                           10,167            10,000
    Current maturities of long-term debt                                      43,264            35,789
    Accounts payable                                                          40,460            33,573
    Deferred income taxes                                                      -                 3,876
    Accrued liabilities                                                       88,441            75,384
           Total current liabilities                                         609,086           609,997

LONG-TERM DEBT                                                               414,011           492,548

DEFERRED INCOME TAXES                                                        30,370              1,370

OTHER LIABILITIES                                                            19,467             13,191

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'/MEMBERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized            -                    -
    Common stock, $.01 par value, 90,000,000 shares authorized,
       34,000,000 issued and outstanding                                        340               -
    Additional paid-in capital                                              413,607               -
    Contributed capital                                                      -                305,363
    Retained earnings                                                        17,146            40,888
    Accumulated other comprehensive income (loss)                              (154)            1,656
           Total stockholders'/members' equity                              430,939           347,907
           Total liabilities and stockholders'/members' equity           $1,503,873        $1,465,013


See Notes to Consolidated Financial Statements.


                          ASBURY AUTOMOTIVE GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)



                                                               For the Three Months Ended    For the Nine Months Ended
                                                                      September 30,                September 30,
                                                                   2002           2001          2002           2001
REVENUES:
   New vehicle                                                $  729,289     $   639,890     $2,027,580    $1,829,167
   Used vehicle                                                  320,447         285,629        910,904       836,805
   Parts, service and collision repair                           130,310         122,414        379,669       354,625
   Finance and insurance, net                                     34,051          28,676         89,427        76,995
     Total revenues                                            1,214,127       1,076,609      3,407,580     3,097,592

cost of sales:
   New vehicle                                                   671,788         586,763      1,861,655     1,680,608
   Used vehicle                                                  292,796         260,234        829,003       763,117
   Parts, service and collision repair                            62,447          59,794        180,223       171,871
     Total cost of sales                                       1,027,031         906,791      2,870,881     2,615,596
GROSS PROFIT                                                     187,096         169,818        536,699       481,996

OPERATING EXPENSES:
   Selling, general and administrative                           142,595         128,182        411,144       366,443
   Depreciation and amortization                                   5,732           7,869         17,498        22,492
     Income from operations                                       38,769          33,767        108,057        93,061

OTHER INCOME (EXPENSE):
   Floor plan interest expense                                    (4,399)         (6,013)       (13,155)      (22,121)
   Other interest expense                                        (10,104)        (10,602)       (28,838)      (34,031)
   Interest income                                                   283             443            945         2,208
   Net losses from unconsolidated affiliates                      -                -               (100)       (1,000)
   Other income (expense), net                                       182             412           (155)        1,257
     Total other expense, net                                    (14,038)        (15,760)       (41,303)      (53,687)
     Income before income taxes, minority interest,
       discontinued operations and extraordinary loss             24,731          18,007         66,754        39,374

INCOME TAX PROVISIONS:
   Income tax expense                                              9,843           1,437         21,183         4,184
   Tax adjustment upon conversion from an L.L.C. to a
      corporation                                                  -               -             11,553

MINORITY INTEREST IN SUBSIDIARY EARNINGS                           -                 328            -             829
     Income before discontinued operations and extraordinary      14,888          16,242         34,018        34,361
     loss

DISCONTINUED OPERATIONS                                            (244)             (54)        (1,432)          930

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT                 -               -              -            (1,433)
     Net income                                               $   14,644     $    16,188         32,586     $  33,858

PRO FORMA TAX (BENEFIT) EXPENSE:
   Pro forma income tax expense                                                                   5,299
   Tax adjustment upon conversion from an L.L.C. to a
      corporation                                                                               (11,553)
     Tax effected pro forma net income                                                       $   38,840

EARNINGS PER SHARE:
   Basic                                                          $.43                            $.99
   Diluted                                                        $.43                            $.99
TAX EFFECTED PRO FORMA EARNINGS PER SHARE:
   Basic                                                                                         $1.18
   Diluted                                                                                       $1.18
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
   Basic                                                          34,000                         32,813
   Diluted                                                        34,001                         32,834


See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                               For the Nine Months Ended
                                                                                                     September 30,
                                                                                                  2002           2001
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                                                 $  32,586       $  33,858
    Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                              17,498          22,492
       Loss on disposal of discontinued operations, net of related taxes                             345             -
       Deferred income taxes                                                                      14,754          -
       Extraordinary loss on early extinguishment of debt                                          -               1,433
       Losses from unconsolidated affiliates                                                         100           1,000
       Amortization of deferred financing fees                                                     3,212           2,654
    Change in operating assets and liabilities, net of effects from acquisitions and divestiture of assets-
       Contracts-in-transit                                                                       12,441          (4,242)
       Accounts receivable, net                                                                  (25,809)        (18,170)
       Proceeds from the sale of accounts receivable                                              12,597          13,218
       Inventories                                                                                14,030         121,241
       Floor plan notes payable                                                                  (30,823)       (102,607)
       Accounts payable and accrued liabilities                                                   14,895           5,165
       Other                                                                                       4,055          (2,584)
             Net cash provided by operating activities                                            69,881          73,458

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                         (38,102)        (38,751)
    Proceeds from the sale of assets                                                               1,380           2,073
    Proceeds from sale of discontinued operations                                                  4,838           -
    Acquisitions (net of cash acquired)                                                          (14,588)        (40,991)
    Equity investments                                                                             -              (1,200)
    Proceeds from restricted marketable securities                                                 1,826           1,225
    Net issuance of finance contracts                                                               (276)         (3,183)
    Other investing activities                                                                      (752)           -
             Net cash used in investing activities                                               (45,674)        (80,827)

CASH FLOW FROM FINANCING ACTIVITIES:
    Distributions to members                                                                     (11,680)        (17,371)
    Repurchase of members' equity                                                                 -               (3,713)
    Contributions from members                                                                       800             -
    Repayments of debt                                                                          (352,362)       (339,908)
    Proceeds from borrowings                                                                     272,629         386,994
    Proceeds from initial public offering, net                                                    65,415          -
    Payment of debt issuance costs                                                                (7,875)        (12,530)
             Net cash provided by (used in) financing activities                                 (33,073)         13,472
             Net increase (decrease) in cash and cash equivalents                                 (8,866)          6,103
CASH AND CASH EQUIVALENTS, beginning of period                                                    60,506          47,241
CASH AND CASH EQUIVALENTS, end of period                                                       $  51,640       $  53,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for-
         Interest (net of amounts capitalized)                                                 $  32,639       $  56,659
         Income taxes                                                                          $  15,534       $   3,250


See Notes to Consolidated Financial Statements.


                          ASBURY AUTOMOTIVE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                   (unaudited)




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

The consolidated balance sheet at September 30, 2002, the consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001, are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods were made. Certain items in the September 30, 2001 financial statements were reclassified to conform to the classification of the September 30, 2002 financial statements. Due to seasonality and other factors, the results of operations for interim periods are not necessarily indicative of the results that will be realized for the entire year.

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

Recent Accounting Pronouncements-

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction." This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003. Upon adoption of this statement, the Company will reclassify to recurring operations, debt extinguishments reported as extraordinary items in prior periods ($1,433 for the nine months ended September 30, 2001).

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company does not anticipate that the ultimate adoption of this Statement will have a material impact on its financial position or results of operations.

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

3. INVENTORIES:

Inventories consisted of the following:

                                      September 30, 2002      December 31, 2001

New vehicles                              $365,595                 $381,011
Used vehicles                               92,628                   74,885
Parts, accessories and other                40,222                   40,158
                                          $498,445                 $496,054

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

The following table sets forth the computation of basic and diluted earnings per share:

                                            For the Three
                                            Months Ended        For the Nine
                                            September 30,       Months Ended
                                                2002         September 30, 2002

Net income applicable to common shares:
   Continuing operations                       $14,888             $34,018
   Discontinued operations                        (244)             (1,432)

                                               $14,644             $32,586

Earnings per share:
   Basic-
      Continuing operations                      $.44               $1.04
      Discontinued operations                    (.01)               (.05)
                                                 $.43               $ .99

   Diluted-
      Continuing operations                      $.44               $1.04
      Discontinued operations                    (.01)              (.05)
                                                 $.43               $ .99


Common shares and common share equivalents:

    Weighted-average shares outstanding         34,000               32,813

    Basic shares                                34,000               32,813
    Shares issuable with respect to additional
      common share equivalents (stock options)       1                   21

    Diluted equivalent shares                   34,001               32,834

5.  INCOME TAXES:

Effective March 19, 2002, the Company converted to a corporation and is now subject to federal, state and local income taxes. In connection with the IPO and in accordance with SFAS No. 109 "Accounting for Income Taxes," the Company recorded a one-time, non-recurring charge of $11,553 for deferred taxes upon the exchange of the limited liability company interest in Asbury Automotive Group L.L.C. for the Company's stock. This charge relates to a net deferred tax liability associated with the difference between the financial statement and tax basis of the assets and liabilities of the Company at the conversion date. Prior to the conversion to a corporation, Asbury Automotive Group L.L.C. was comprised primarily of limited liability companies and partnerships (with Asbury Automotive Group L.L.C. as the parent), which were treated as one partnership for tax purposes. In addition, Asbury Automotive Group L.L.C. had nine subsidiaries that were already corporations and followed the provisions of SFAS No. 109. The tax provision for the nine months ended September 30, 2002 relates to income from continuing operations of the Company's preexisting corporations (noted above) for the nine months ended September 30, 2002, and income from continuing operations for the remainder of the Company's subsidiaries for the period from March 19, 2002 through September 30, 2002.

The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following as of September 30, 2002:

Reserves and accruals not deductible until paid                        $ 12,077
Goodwill amortization                                                   (17,167)
Depreciation                                                            (11,980)
Other                                                                    (1,560)
Net deferred tax liability                                             ($18,630)


The net deferred tax assets (liabilities) are comprised of the following:

Deferred tax assets:
   Current                                                             $ 16,133
   Long term                                                                 39
Deferred tax liabilities:
   Current                                                               (4,393)
   Long term                                                            (30,409)
Net deferred tax liability                                             ($18,630)


The following reconciles the statutory corporate federal income tax rate for the period from March 19, 2002 through September 30, 2002:

Statutory federal income tax rate                                         35.0%
State income tax, net of federal tax effect                                4.0
Other, net                                                                 0.8
Effective tax rate                                                        39.8%


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

Intangible assets consist of the following (included in other assets on the accompanying consolidated balance sheets):

                                                 As of September 30, 2002
                                                              Accumulated
                                                  Cost        Amortization

Amortizable intangible assets-
    Noncompete agreements                       $   5,331        ($3,294)
    Licensing agreements                            1,750           (833)
    Lease agreements (amortization
      is included in rent expense)                  6,527          (3,700)
                                                  $13,608         ($7,827)

Unamortizable intangible assets-
      Franchise rights                           $  6,500

Amortization expense-
      For the three months ended September 30, 2002              $    635

      For the nine months ended September 30, 2002               $  1,674

  Estimated amortization expense- For the years ended December 31:
        2003                                                     $  1,689
        2004                                                          849
        2005                                                          462
        2006                                                          443
        2007                                                          409

The changes in the carrying amount of goodwill for the period ended September 30, 2002 are as follows:

Balance as of December 31, 2001                                  $392,856

   Additions                                                        8,119

   Goodwill associated with discontinued operations                (1,777)

Balance as of September 30, 2002                                 $399,198

Goodwill amortization expense for the three- and nine-month periods ended September 30, 2001 was $2,474 and $7,516, respectively. Income before income taxes, minority interest, discontinued operations and extraordinary loss would have been $20,481 and $46,890 for the three and nine months ended September 30, 2001, respectively, if goodwill was not amortized in 2001.

7. STOCKHOLDERS'/MEMBERS' EQUITY:

                                                                                                Accumulated
                                                       Additional                                  Other
                                             Common      Paid-in    Contributed   Retained     Comprehensive
                                              Stock      Capital      Capital     Earnings     Income (Loss)      Total
Balance, December 31, 2001                 $    --     $    --      $ 305,363     $  40,888      $   1,656      $ 347,907
  Contributions                                 --          --            800          --             --              800
  Distributions                                 --          --        (11,680)         --             --          (11,680)
  Net income                                    --          --          --          32,586           --           32,586
  Change in fair value of interest rate
    swaps, net of $103 tax effect               --          --           --            --           (1,810)        (1,810)
  Stock and stock option compensation           --           593         --            --             --              593
  Proceeds from initial public offering,
    net                                           45      62,498         --            --             --           62,543
  Reclassification of members'
    equity due to the exchange of
    membership interests for shares
    of common stock                              295     350,516     (294,483)      (56,328)          --             --


Balance, September 30, 2002                $     340   $ 413,607     $   --       $  17,146      ($    154)     $ 430,939


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

9. COMPREHENSIVE INCOME:

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                           2002          2001          2002          2001

Net income                                $ 14,644    $ 16,188    $ 32,586    $ 33,858

Other comprehensive income:
   Change in fair value of interest
     rate swaps                               --          --        (1,985)       --
   Income tax benefit                         --          --           127        --
                                              --          --        (1,858)       --
   Reclassification adjustment of loss
     on interest rate swaps included in
     net income                                 54        --            72        --
   Income tax benefit                          (17)       --           (24)       --
                                                37        --            48        --
Comprehensive income                      $ 14,681    $ 16,188    $ 30,776    $ 33,858


10. DISCONTINUED OPERATIONS:

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens its application to include a component of an entity which has separately identifiable cash flows. During the first nine months of 2002, the Company divested four dealerships, one each in Oregon and North Carolina and two in Mississippi. Additionally, two dealerships were held for sale, one each in Georgia and Mississippi. As a result of adopting this statement, the results of these operations are accounted for as discontinued operations in the consolidated statements of income. A summary of statement of income information relating to the discontinued operations is as follows:

         Statement of Income:

                                                For the Three Months      For the Nine Months
                                               ----------------------  ------------------------
                                                  Ended September 30,      Ended September 30,
                                                  2002          2001      2002          2001

Revenues                                          $ 11,835    $ 30,105    $ 41,264    $ 96,561
Cost of sales                                       10,304      25,780      35,460      82,376
Gross profit                                         1,531       4,325       5,804      14,185
Operating expenses                                   1,868       4,116       6,813      12,287
Income (loss) from operations                         (337)        209      (1,009)      1,898
Other, net                                              93        (263)        (78)       (968)
Net income (loss)                                     (244)        (54)     (1,087)        930
Loss on disposition of discontinued o
   perations, net of related taxes                    --          --          (345)       --
Discontinued operations                            $  (244)   $    (54)   $ (1,432)    $   930


The following is a summary of net assets held for sale as of September 30, 2002:

Assets:
    Inventory                                            $  3,937
    Property and equipment                                  4,334
    Goodwill                                                2,325
         Total assets                                      10,596

Liabilities:
    Floor plan notes payable                                3,145
         Total liabilities                                  3,145
Net assets                                               $  7,451


11. LONG-TERM DEBT:

On June 5, 2002, the Company issued 9% Senior Subordinated Notes in the aggregate principle amount of $250,000, receiving net proceeds of $242,125. The costs related to the issuance of the notes were capitalized and are amortized to interest expense over the term of the notes. The net proceeds from the notes issuance were utilized to repay certain indebtedness under the Company's Committed Credit Facility. The Company will pay interest on the notes on June 15 and December 15 of each year. The first such payment will be made on December 15, 2002. The notes will mature on June 15, 2012. At any time on or after June 15, 2007, the Company may, at its option, choose to redeem all or a portion of the notes at the redemption prices set forth in the note indenture. On or before June 15, 2005, the Company may, at its option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes at the redemption price set forth in this offering circular. At any time before June 15, 2007, the Company may, at its own option, choose to redeem all or a portion of the notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the note indenture.

The notes are guaranteed by substantially all of the Company's current subsidiaries and will be guaranteed by all of Asbury's future domestic restricted subsidiaries that have outstanding indebtedness, incur or guarantee any other indebtedness. The notes and the subsidiary guarantees rank behind all of the Company's and the subsidiary guarantors' current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, the notes and subsidiary guarantees. The notes rank equally with all of the Company's and the subsidiary guarantors' future senior subordinated indebtedness. The notes are effectively subordinated to all debt of the Company's subsidiaries that do not guarantee the notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this report as well as our other filings with the Securities and Exchange Commission ("SEC").

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

Net income from continuing operations for the three months ended September 30, 2002 was $14.9 million or $0.44 cents per share basic and diluted. These results include a loss of $2.3 million or $0.04 cents per diluted share from the Company's Price One pilot program. The Price One pilot program currently consists of four stores in Houston, Texas that sell used vehicles on facilities located on Wal-Mart parking lots. The evaluation of operating and financial success of the pilot is ongoing. In addition, the results mentioned above include a $1.0 million pre tax charge or $0.02 cents per diluted share charge for auditing services, for a reaudit of prior years as required when a company's predecessor auditor has ceased operations as discussed below. Excluding the items mentioned above, net income from continuing operations before income taxes and minority interest for the period was up 37.2% from the same period last year after adjusting for the elimination of goodwill amortization. This increase was mainly driven by volume increases in new vehicle retail units, higher per vehicle gross margins on used retail vehicles, the continued strong performance of both parts, service and collision repair ("fixed operations") and finance and insurance lines of business, as well as lower inventory carrying costs as interest rates continue to remain low. Tax effected net income amounts have not been provided for the prior period, as the Company believes that such amounts are not meaningful due to changes in the Company's tax status.

         Revenues-

(dollars in thousands, except for unit and per
vehicle data)                                For the Three Months Ended  $ Increase      %
                                                 9/30/02     9/30/01     (Decrease)   Change

New Vehicle Data:
   Retail revenues - same store (1)              $693,986   $632,917      61,069         10%
   Retail revenues - acquisitions                  24,476       --
   Retail revenues - 2001 divestitures (2)          --        1,921
         Total new retail revenues                718,462    634,838      83,624         13%

   Fleet revenues - same store (1)                 10,096      5,052
   Fleet revenues - acquisitions                      731       --
         Total new fleet revenues                  10,827      5,052
         New vehicle revenue, as reported        $729,289   $639,890      89,399         14%

   Retail units - same store (1)                   26,207     24,606       1,601          7%
   Retail units - actual                           27,040     24,702       2,338          9%



=

(dollars in thousands, except for unit and per
vehicle data)                                       For the Three Months Ended     $ Increase       %
                                                     9/30/02         9/30/01        (Decrease)    Change
Used Vehicle Data:
   Retail revenues - same store (1)                $ 224,719   $  225,177              (458)             0%
   Retail revenues - acquisitions                     18,783         --
   Retail revenues - 2001 divestitures (2)              --            411
         Total used retail revenues                  243,502      225,588            17,914              8%

   Wholesale revenues - same store (1)                69,282       59,903             9,379             16%
   Wholesale revenues - acquisitions                   7,693         --
   Wholesale revenues - 2001 divestitures (2)           --            138
         Total used retail revenues                   76,975       60,041            16,934             28%
         Used vehicle revenue, as reported         $ 320,477   $  285,629            34,848             12%


   Retail units - same store (1)                      14,674       15,491              (817)            (5%)
   Retail units - actual                              15,923       15,527               396              3%

 Parts, Service and Collision Repair:
   Revenues - same store (1)                       $ 125,513   $  121,758             3,755              3%
   Revenues - acquisitions                             4,797         --
   Revenues - 2001 divestitures (2)                     --            656
         Parts, service and collision repair
             revenue, as reported                 $  130,310      122,414             7,896              6%

Finance and Insurance:
   Revenues - same store (1)                      $   32,647    $  28,624             4,023             14%
   Revenues - acquisitions                             1,404         --
   Revenues - 2001 divestitures                         --             52
         Finance and insurance revenue,
             as reported                          $   34,051    $  28,676            5,375             19%

   Profit per vehicle retailed - same store (1)   $      799    $     714               85             12%
   Profit per vehicle retailed - actual           $      793    $      713              80             11%

Total Revenues:
   Same store                                     $1,156,243   $1,073,431           82,812              8%
   Acquisitions                                       57,884         --
   2001 divestitures                                    --          3,178
         Total revenues, as reported              $1,214,127   $1,076,609          137,518             13%

 (1)Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which dealership was owned by the Company.
 (2)The results of operations of divestitures made in fiscal year 2001 are included in the "as reported" numbers for 2001 for the period through the date of disposal. The results of operations of divestitures made in fiscal year 2002 are accounted for under SFAS No. 144 as "discontinued operations" and accordingly are not included in 2001 or 2002 sales or gross profit amounts for "same store" or "as reported."


Revenues for the three months ended September 30, 2002 were $1,214.1 million representing an increase of $137.5 million, or 13%, over the same period last year. Acquisitions net of 2001 divestitures accounted for $54.7 million of this increase, with the remainder made up by the Company's strong same store performance, up 8% over the prior year's quarter. New vehicle retail revenues remained solid, up 10% on a same store basis, as manufacturer incentives continued to drive demand. Used vehicle retail revenues were flat on a same store basis, as the relatively large volume of new vehicle incentives continued to attract higher-end used car buyers. Fixed operations revenues were up 3% on a same store basis, primarily resulting from successful customer retention and new service product offerings. Finance and insurance revenues were up 14%, on a same store basis principally due to the continued focus on menu selling, the maturing of the Company's preferred product provider programs and the introduction of new products.

         Gross Profit-

(dollars in thousands, except for unit and per
vehicle data)                                        For the Three Months Ended     $ Increase       %
                                                       9/30/02         9/30/01       (Decrease)    Change
New Vehicle Data:
   Retail gross profit - same store (1)              $ 55,164   $  52,491        2,673            5%
   Retail gross profit - acquisitions                   1,963         --
   Retail gross profit - 2001 divestitures (2)           --            138
         Total new retail gross profit                 57,127       52,629        4,498            9%

   Fleet gross profit - same store (1)                    373          498
   Fleet gross profit - acquisitions                        1         --
         Total new fleet gross profit                     374          498
         New vehicle gross profit, as reported      $  57,501    $  53,127        4,374            8%

   Retail units - same store (1)                       26,207       24,606        1,601            7%
   Retail units - actual                               27,040       24,702        2,338            9%

Used Vehicle Data:

   Retail gross profit - same store (1)             $  27,929  $  26,316        1,613            6%

   Retail gross profit - acquisitions                   1,871         --
   Retail gross profit - 2001 divestitures               --             52
         Total used retail gross profit                29,800       26,368        3,432           13%

   Wholesale gross profit - same store (1)             (1,756)        (955)        (801)         (84%)
   Wholesale gross profit - acquisitions                 (363)        --
   Wholesale gross profit - 2001 divestitures (2)        --            (18)
         Total used wholesale gross profit             (2,119)        (973)      (1,146)        (118%)
         Used vehicle gross profit, as reported     $  27,681    $  25,395        2,286            9%

   Retail units - same store (1)                       14,674       15,491         (817)          (5%)
   Retail units - actual                               15,923       15,527          396            3%

Parts, Service and Collision Repair:
   Gross profit - same store (1)                    $  65,179    $  62,216        2,963            5%
   Gross profit - acquisitions                          2,684         --
   Gross profit - 2001 divestitures (2)                  --            404
         Parts, service and collision repair
             gross profit, as reported              $  67,863    $  62,620        5,243            8%

Total Gross Profit (3):
   Same store                                       $ 179,536    $ 169,190       10,346            6%
   Acquisitions                                         7,560         --
   2001 divestitures                                     --            628
         Total gross profit, as reported            $ 187,096    $ 169,818       17,278           10%


(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which dealership was owned by the Company.
(2) The results of operations of divestitures made in fiscal year 2001 are included in the "as reported" numbers for 2001 for the period through the date of disposal. The results of operations of divestitures made in fiscal year 2002 are accounted for under SFAS No. 144 as "discontinued operations" and accordingly are not included in 2001 or 2002 sales or gross profit amounts for "same store" or "as reported."
(3) Gross profit amounts for finance and insurance have not been included above because these amounts are recorded net (sales equals gross profit).

Gross profit for the three months ended September 30, 2002 was $187.1 million, up $17.3, or 10%, over the same quarter last year. Acquisitions accounted for $7.6 million of the increase, with same store gross profit accounting for the majority of the increase, up 6% over the same period in 2001. The same store new vehicle retail gross profit increase of $2.7 million, or 5%, was virtually all volume driven, as the average margin per car retailed remained relatively flat. Used vehicle retail gross profit rose $1.6 million, or 6%, on a same store basis, even though related unit sales were down 5%. This increase was attributed to a mix shift to higher margin vehicles such as certified used, sport utility vehicles ("SUVs") and light trucks; however, almost half of this increase was offset by increased wholesale losses in the third quarter of 2002 that resulted from pricing pressure in the industry which forced used vehicle auction prices down. Fixed operations gross profit dollars were up 5% on a same store basis, resulting from the volume increase in the customer pay (non-warranty) business, as well as strong wholesale parts performance, and the introduction of new higher margin service products.

         Selling, General and Administrative Expenses -

Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 2002, increased $14.4 million or 11% over the quarter ended September 30, 2001. Contributing to this increase was increased variable compensation related to higher gross profit, increased insurance costs and expenses of $1.8 million related to the Price One used car pilot program. SG&A expenses as a percentage of revenues decreased 20 basis points to 11.7% in the third quarter of 2002 compared to the same quarter in 2001.

Also included in SG&A is a charge of $1.0 million related to the reaudit of the Company's financial statements for the years ended December 31, 2001 and 2000. In August 2002 the Auditing Standards Board ("ASB") issued a draft interpretation of Statement of Auditing Standards No. 79, to give guidance to auditors when opining on companies whose previously issued financial statements were audited by auditors whose firm has ceased operations. In this interpretation, the ASB details five conditions that would cause a company's previously issued financial statements to be re-audited. One of those conditions is the reporting of discontinued operations. As a result of this interpretation, the recent dissolution of the Company's former auditors, Arthur Andersen L.L.P., and the fact that the Company adopted SFAS 144, reporting discontinued operations in 2002, the Company has decided to engage our current auditors, Deloitte & Touche L.L.P., to re-audit fiscal years 2001 and 2000.

         Depreciation and Amortization-

Depreciation and amortization expense decreased $2.1 million for the three months ended September 30, 2002 as compared to the same quarter in 2001. The decrease is primarily the result of the adoption of SFAS No. 142, which requires that goodwill and other indefinite life intangibles no longer be amortized.

         Other Income (Expense)-

Floor plan interest expense decreased to $4.4 million for the quarter ended September 30, 2002 from $6.0 million for the quarter ended September 30, 2001. This decline was primarily due to lower interest rates in 2002 versus 2001. Other interest expense decreased by $0.5 million from the prior year, as lower borrowings on the Company's committed credit facility (see credit facilities in the Liquidity and Capital Resources Section) offset the incremental interest expense of the Company's recently issued senior subordinated debt.

         Income Tax Provision-

The Company's effective income tax rate for the three months ended September 30, 2002 was 39.8%, which is based on the estimated effective tax rate for the year. During the three months ended September 30, 2001, the Company was structured as a limited liability company and only provided a tax provision in accordance with SFAS No. 109 on the "C" corporations that it owned directly or indirectly during that period.

         Discontinued Operations-

The $0.2 million loss from discontinued operations in the third quarter this year resulted primarily from the net operating losses of two dealerships, which the Company expects to sell in the fourth quarter.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

Tax effected pro forma net income for the nine months ended September 30, 2002 was $38.8 million or $1.18 per share basic and diluted. These pro forma results
(i) exclude a non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability associated with the Company's conversion to a corporation and (ii) include a pro forma tax charge of $5.3 million as if the Company was a corporation for the entire period. Tax effected pro forma net income for the nine months ended September 30, 2002 excluding the after tax losses from the Price One pilot program of $3.3 million, the re-audit of the Company's prior year financial statements of $0.6 million and discontinued operations of $1.4 million, would have been $44.1 million, or $1.30 per share basic and diluted. Actual net income was $32.6 million, or $0.99 per share basic and diluted.

Income before income taxes, minority interest, discontinued operations and extraordinary loss totaled $66.8 million for the nine months ended September 30, 2002, up 42.4% over the same period last year, after adjusting for the elimination of goodwill amortization. The increase can be primarily attributed to higher unit volumes of new vehicles, increased selling prices on new and used vehicles, the continued strong performance of fixed operations and finance and insurance and the impact of lower interest rates on floor plan financing. Tax effected pro forma net income and per share amounts have not been provided for the prior year, as the Company believes that such comparisons with the current year would not be meaningful due to changes in its tax status.

         Revenues-

(dollars in thousands, except for unit and per
vehicle data)                                   For the Nine Months Ended   $ Increase       %
                                                 9/30/02         9/30/01     (Decrease)    Change
New Vehicle Data:
    Retail revenues - same store (1)             $1,878,818   $1,795,948       82,870             5%
    Retail revenues - acquisitions                  115,792         --
    Retail revenues - 2001 divestitures (2)            --          8,352
         Total new retail revenues                1,994,610    1,804,300      190,310            11%

    Fleet revenues - same store (1)                  23,717       24,867
    Fleet revenues - acquisitions                     9,253         --
         Total new fleet revenues                    32,970       24,867
         New vehicle revenues, as reported       $2,027,580   $1,829,167      198,413            11%

    Retail units - same store (1)                    69,935       69,208          727             1%
    Retail units - actual                            73,951       69,614        4,337             6%

Used Vehicle Data:
    Retail revenues - same store (1)              $  633,539  $  646,967      (13,428)           (2%)
    Retail revenues - acquisitions                   63,418         --
    Retail revenues - 2001 divestitures (2)            --          3,100
         Total used retail revenues                 696,957      650,067       46,890             7%

    Wholesale revenues - same store (1)             194,732      185,931        8,801             5%
    Wholesale revenues - acquisitions                19,215         --
    Wholesale revenues - 2001 divestitures (2)         --            807
         Total used retail revenues                 213,947      186,738       27,209            15%

         Used vehicle revenues, as reported         910,904      836,805       74,099             9%

    Retail units - same store (1)                    41,769       44,141       (2,372)           (5%)
    Retail units - actual                            45,899       44,357        1,542             3%


                                                  For the Nine Months Ended   $ Increase       %
                                                   9/30/02         9/30/01     (Decrease)    Change

Parts, Service and Collision Repair:
    Revenues - same store (1)                      $  359,422   $  352,729        6,693        2%
    Revenues - acquisitions                            20,247         --
    Revenues - 2001 divestitures (2)                     --          1,896
         Parts, service and collision repair
             revenues, as reported                 $  379,669   $  354,625       25,044         7%

Finance and Insurance:
    Revenues - same store (1)                      $   84,907   $   76,637        8,270        11%
    Revenues - acquisitions                             4,520         --
    Revenues - 2001 divestitures (2)                     --            358

         Finance and insurance, as reported            89,427       76,995       12,432        16%

    Profit per vehicle retailed - Same Store (1)   $      760   $      676           84        12%
    Profit per vehicle retailed - actual           $      746   $      676           70       10%

 Total Revenues:
    Same store                                     $3,175,135   $3,083,079       92,056        3%
    Acquisitions                                      232,445         --
    2001 divestitures                                    --         14,513
          Total revenues, as reported              $3,407,580   $3,097,592      309,988       10%


(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which dealership was owned by the Company.
(2) The results of operations of divestitures made in fiscal year 2001 are included in the "as reported" numbers for 2001 for the period through the date of disposal. The results of operations of divestitures made in fiscal year 2002 are accounted for under SFAS No. 144 as "discontinued operations" and accordingly are not included in 2001 or 2002 sales or gross profit amounts for "same store" or "as reported."

Revenues for the nine months ended September 30, 2002 increased $310.0 million, or 10%, over the same period last year, to $3,407.6 million. Same store revenue growth accounted for $92.1 million of the increase with the remainder made up from acquisitions, net of 2001 divestitures. New vehicle retail revenues continued to be strong, up 5% on a same store basis driven mainly on a by a shift to higher priced vehicles such as SUVs, light trucks and minivans and to a lesser extent the impact of manufacturer incentives on demand. Used vehicle retail units were down 5% on a same store basis, as the relatively large volume of new vehicle incentives continued to attract higher-end used car buyers; however, the Company was able to partially make up for the unit decrease by shifting its mix to higher priced certified used vehicles, light trucks and SUVs, resulting in only a 2% decline in same store used retail revenues period over period. Fixed operations revenues were up 2% on a same store basis, primarily resulting from successful customer retention and new service product offerings. Finance and insurance revenues were up 11% on a same store basis, principally due to the continued focus on menu selling, the maturing of the Company's preferred product provider programs and the introduction of new products.

         Gross Profit-

(dollars in thousands, except for unit and per      Year-to-Date     Year-to-Date    $ Increase
vehicle data)                                          9/30/02         9/30/01       (Decrease)   % Change
New Vehicle Data:
    Retail gross profit - same store (1)             $ 155,320       $ 146,341        8,979            6%
    Retail gross profit - acquisitions                   9,611            --
    Retail gross profit - 2001 divestitures (2)           --               528
         Total new retail gross profit                 164,931         146,869       18,062           12%

    Fleet gross profit - same store (1)                    788           1,690
    Fleet gross profit - acquisitions                      206            --
         Total fleet gross profit                          994           1,690
         New vehicle gross profit, as reported       $ 165,925       $ 148,559       17,366           12%

    Retail units - same store (1)                       69,935          69,208          727            1%
    Retail units - actual                               73,951          69,614        4,337            6%

Used Vehicle Data:
    Retail gross profit - same store (1)             $  77,733       $  75,536        2,197            3%
    Retail gross profit - acquisitions                   6,594            --
    Retail gross profit - 2001 divestitures (2)           --            329
         Total used retail gross profit                 84,327          75,865        8,462           11%

    Wholesale gross profit - same store (1)             (1,787)         (2,075)
    Wholesale gross profit - acquisitions                 (639)           --
    Wholesale gross profit - 2001 divestitures (2)        --              (102)
         Total used retail gross profit                 (2,426)         (2,177)
         Used vehicle gross profit, as reported      $  81,901        $  73,688        8,213           11%

    Retail units - same store (1)                       41,769          44,141       (2,372)          (5%)
    Retail units - actual                               45,899          44,357        1,542            3%

Parts, Service and Collision Repair:
    Gross profit - same store (1)                    $ 186,710       $ 181,916        4,794            3%
    Gross profit - acquisitions                         12,736            --
    Gross profit - 2001 divestitures (2)                  --               838
         Parts, service and collision repair
             gross profit, as reported               $ 199,446       $ 182,754       16,692            9%

Total Gross Profit (3):
    Same store                                       $ 503,671       $ 480,045       23,626            5%
    Acquisitions                                        33,028            --
    2001 divestitures                                     --             1,951
         Total gross profit, as reported             $ 536,699       $ 481,996       54,703           11%


(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which dealership was owned by the Company.
(2) The results of operations of divestitures made in fiscal year 2001 are included in the "as reported" numbers for 2001 for the period through the date of disposal. The results of operations of divestitures made in fiscal year 2002 are accounted for under SFAS No. 144 as "discontinued operations" and accordingly are not included in 2001 or 2002 sales or gross profit amounts for "same store" or "as reported."
(3) Gross profit amounts for finance and insurance have not been included above because these amounts are recorded net (sales equals gross profit).

Gross profit for the nine months ended September 30, 2002 was $536.7 million, up $54.7, or 11%, over the same period last year. Same store gross profit growth accounted for $23.6 million of the increase, with the remainder made up from acquisitions, net of 2001 divestitures. Same store new vehicle retail gross profit increased $9.0 million, or 6%, for the nine months as compared to the same period last year. The increase was primarily driven by a shift to higher priced SUVs, light trucks and minivans, as same store retail units only grew 1% period over period. Used vehicle retail gross profit rose 3% on a same store basis, even though related unit sales were down 5%. This increase was attributed to a mix shift to higher margin vehicles such as certified used vehicles, sport utility vehicles and light trucks. Fixed operations gross profit dollars were up 3% on a same store basis, resulting from the volume increase in the customer pay business, as well as strong wholesale parts performance, and the introduction of new higher margin service products.

         Selling, General and Administrative Expenses -

Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2002 increased $44.7 million, or 12%, over the nine months ended September 30, 2001. Contributing to this increase was increased variable compensation related to higher gross profit, increased insurance costs, expenses of $4.0 million related to the Price One used car pilot program and the $1.0 million charge for the reaudit of the Company's prior year financial statements. As a result, SG&A expenses as a percentage of revenues increased 30 basis points to 12.1% for the nine months ended September 31, 2002, compared to the same period in 2001.

         Depreciation and Amortization-

Depreciation and amortization expense decreased $5.0 million for the nine months ended September 30, 2002, as compared to the same period in 2001. The decrease is primarily the result of the adoption of SFAS No. 142, which requires that goodwill and other indefinite life intangibles no longer be amortized, offset by $1.3 million of incremented depreciation and amortization for the Price One pilot program.

         Other Income (Expense)-

Floor plan interest expense decreased to $13.2 million for the nine months ended September 30, 2002 compared with $22.1 million for the nine months ended September 30, 2001. This decline was primarily due to lower interest rates in 2002 versus 2001. Other interest expense decreased by $5.2 million from the prior nine month period, as lower borrowings on the Company's committed credit facility resulting from the use of proceeds from the Company's initial public offering in March and the implementation of a consolidated cash management system in the third quarter of 2002, offset the incremental interest expense of the Company's recently issued senior subordinated debt. Interest income was down $1.3 million for the nine months ended September 30, 2002, as compared to the nine-month period last year, as the result of lower interest rates during 2002. Net losses from unconsolidated affiliates for the nine months ended September 30, 2001, were related to the Company's share of losses in a finance company. The $0.1 million loss for the nine months ended September 30, 2002 represents the write-off of the remaining investment in that finance company. Other income (expense) for the nine months ended September 30, 2002 reflected a charge of $0.6 million related to certain non-operating expenses associated with the IPO, while the first nine months of 2001 included a gain on an interest rate swap transaction of $0.4 million.

         Income Tax Provision-

During the nine months ended September 30, 2002, the Company recorded, in accordance with SFAS No. 109, a one-time non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability, in connection with the Company's conversion from a limited liability company to a corporation. This liability represented the difference between the financial statement and tax basis of the assets and liabilities of the Company at the conversion date. The Company's pro forma tax rate for the first nine months of 2002, approximately 39.8%, is based on the estimated effective tax rate for the year. During the nine months ended September 30, 2001, the Company was a limited liability company and only provided a tax provision in accordance with SFAS No. 109 on the "C" corporations that it owned directly or indirectly during that period.

         Discontinued Operations-

The $1.4 million loss from discontinued operations for the nine months ended September 30, 2002 reflects the combined net operating losses of dealerships sold or to be sold in 2002 plus the $0.3 million net loss on disposal of dealerships sold in 2002.

         Extraordinary Loss on the Early Extinguishment of Debt -

In connection with the repayment of certain term notes with the proceeds from borrowings under the committed credit facility, the Company incurred prepayment penalties and wrote-off the unamortized portion of deferred finance fees, aggregating $1.4 million, in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. These requirements are met principally from cash flow from operations, borrowings under the Committed Credit Facility and the Floor Plan Lines (as defined below), and mortgage notes. As of September 30, 2002, the Company had cash and cash equivalents of $51.6 million.

         Credit Facilities-

The Company has a three-year committed financing agreement (the "Committed Credit Facility") with total availability of $550 million. Earlier this year, the Company extended the maturity of the Committed Credit Facility to January 2005. The Committed Credit Facility is primarily used to finance acquisitions. Borrowings under the Committed Credit Facility bear interest at variable rates based on LIBOR plus a specified percentage depending on the attainment of certain leverage ratios and the outstanding balance. As of September 30, 2002, approximately $481.7 million remained available to the Company for additional borrowings under the Committed Credit Facility.

During the third quarter of 2002, the Company obtained lender consent for a Cash Management Sublimit of $75 million under its Committed Credit Facility. The Cash Management Sublimit allows the Company to repay up to $75 million of Committed Credit Facility outstanding, using cash that has been centrally collected by the Company's new cash management. The net amount repaid under the Cash Management Sublimit is available to be borrowed by the Company on short-term notice for general corporate purposes. As of September 30, 2002, the Company had $35.0 million available for borrowings under its Cash Management Sublimit.

         Floor Plan Financing-

The Company has uncommitted floor plan financing lines of credit for new and used vehicles (the "Floor Plan Lines"). The Floor Plan Lines do not have specified maturities and bear interest at variable rates based on LIBOR or the prime rate with total availability of $750 million. As of September 30, 2002, the Company had $426.8 million outstanding under its floor plan financing agreements.

         Cash Management System-

The Company is in the process of implementing a consolidated cash management system to sweep cash from its dealership locations on a daily basis. In the third quarter of 2002, the Company swept $30 million of cash from its dealerships which was used to make repayments on the Committed Credit Facility. Implementation of the consolidated cash management system continues, with further concentration and use of cash for future debt reductions anticipated.

         Cash Flow-

Operating Activities:
Cash flow from operations totaled $69.9 million for the nine months ended September 30, 2002, as net income plus non-cash items of $68.4 million, decreases in inventories and contracts-in-transit of a combined $26.5 million and increases in accounts payable and accrued liabilities and other of $19.0 million, offset an increase in net accounts receivable (driven primarily by increases in our wholesale parts business) of $13.2 million and a decrease in floor plan notes payable of $30.8 million.

Cash from operations totaled $73.5 million for the nine months ended September 30, 2001, as net income plus non-cash items of $61.4 million, decreases in inventories and contracts-in transit of a combined $117.0 million and increases in accounts payable and accrued liabilities and other of $2.6 million offset an increase in net accounts receivable of $5.0 million and a decrease in floor plan notes payable of $102.6 million.

Investing Activities:
Net cash flow used in investing activities for the nine months ended September 30, 2002 was $45.7 million, as spending for capital expenditures of $38.1 million and the acquisition of three dealerships for $14.6 million were offset by proceeds from the dispositions of three franchises for $4.8 million and other investing activities.

Net cash flow used in investing activities for the nine months ended September 30, 2001 was $80.8 million, as spending for capital expenditures of $38.8 million, the acquisition of six dealerships for $41.0 million and equity investment of $1.2 million were offset by proceeds from other investing activities.

Financing Activities:
Net cash flow used in financing activities for the nine months ended September 30, 2002 was $33.1 million, as net proceeds from the Company's initial public offering and the subordinated debt refinancing of $338.0 million, were offset by a net reduction in borrowings of $352.4 million, distributions to members and payment of debt issuance costs related to the subordinated debt refinancing.

Net cash flow from financing activities for the nine months ended September 30, 2001 was $13.5 million, as net proceeds from borrowings, including the refinancing of the Company's Committed Credit Facility of $387.0 million, were offset by a net reduction in borrowings of $339.9 million, distributions to members, payment of debt issuance costs related to Committed Credit Facility refinancing and the repurchase of members' interest.

         Capital Expenditures-

Capital spending for the nine months ended September 30, 2002 and 2001 was $38.1 million and $38.8 million, respectively. Capital spending other than from acquisitions is expected to be approximately $60 million during the year ended December 31, 2002, and will be primarily related to operational improvements and manufacturer-required spending to upgrade existing dealership facilities.

         Acquisitions and Acquisition Financing-

In the first nine months of 2002, the Company closed the acquisitions of three dealerships (three franchises) for an aggregate purchase price of $14.7 million, all funded through borrowings under the Company's Committed Credit Facility. Subsequent to September 30, 2002, the Company closed the acquisition of one dealership for $2.9 million, all of which was funded through borrowings under its Committed Credit Facility.

In addition, the Company has signed a purchase agreement to acquire Bob Baker Auto Group ("Baker") of San Diego, California, a dealer group consisting of six dealerships and ten franchises, for $89.5 million, including anticipated transactions costs. The Company expects to fund the transaction through borrowing $73.3 million under its Committed Credit Facility, with the remaining portion of the purchase price to be funded using shares of its common stock, either through the issuance of additional shares or through shares repurchased on the open market as described in the Stock Repurchase section below.

If the Company were to deliver the repurchased shares in conjunction with the Baker acquisition, those shares would be subject to the same lock-up provisions as the shares issued to the Company's platform principals described in the Company's registration statement on Form S-1, declared effective March 13, 2002 (the "Lock-up"). Such Lock-up is in effect until March 13, 2004.

The Baker acquisition is subject to customary closing conditions, including approval from various automobile manufacturers. The Company is in the process of seeking the required manufacturer consents, although there is no assurance that every manufacturer will consent to the Baker acquisition. If a manufacturer refuses to provide its consent, it could lead to an alteration in the structure of the Baker acquisition or prevent it from being consummated altogether.

         Stock Repurchase-

The Company's board of directors has authorized the repurchase of up to $15 million of its common stock. Pursuant to the Company's senior subordinated debt indenture, the Company is permitted to repurchase shares under the following restrictions: (i) up to $15 million under a "Restricted Payments" building basket plus (ii) up to $2 million per fiscal year under the Company's "Stock Repurchase" basket. The Restricted Payments building basket equals the greater of $15 million, or 50% of the Company's consolidated net income beginning April 1, 2002 (less the cumulative amount of any Restricted Payments since the bonds' inception). From September 30, 2002 to November 8, 2002 the Company repurchased 234,424 shares for approximately $2.2 million.

         Recent Accounting Pronouncements-

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction." This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003. Upon adoption of this statement, the Company will reclassify to recurring operations debt extinguishments reported as extraordinary items in prior periods ($1.4 million for the nine months ended September 30, 2001).

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company does not anticipate that the ultimate adoption of this statement will have a material impact on its financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

The Company is exposed to market risk from changes in interest rates on a significant portion of its outstanding indebtedness. Given amounts outstanding at September 30, 2002, a 100 basis-point change in variable interest rates would result in a change of approximately $2.0 million to our annual non-floor plan interest expense. Based on floor plan amounts outstanding at September 30, 2002, a 100 basis-point change in variable interest rates would result in a $4.3 million change to annual floor plan interest expense.

INTEREST RATE SWAPS

During the second quarter of 2002 and in connection with its subordinated debt refinancing, the Company terminated three swap agreements, having a combined total notional principal amount of $300 million, all maturing in November 2003. In connection with these terminations, the Company incurred a $0.2 million loss, which is being amortized to interest expense over the remainder of the original agreement (see Note 8 of the Consolidated Financial Statements).

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the date (the "Evaluation Date") within 90 days prior to the date of this report, the Company conducted an evaluation (under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of the Evaluation Date: such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date (last evaluation by the Company's management of the Company's internal controls), there have not been any significant changes in the internal controls or in other factors that could significantly affect the internal controls.

                                      . . .
                           Forward Looking Information

This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and pending acquisitions projections regarding the Company's financial position, results of operations, market position, product development and business strategy. These statements are based on management's current expectations and involve significant risks and uncertainties that may cause results to differ materially from those set forth in the statements. These risks and uncertainties include, among other things, market factors, the Company's relationships with vehicle manufacturers and other suppliers, risks associated with the Company's substantial indebtedness, risks related to pending and potential future acquisitions, general economic conditions both nationally and locally and governmental regulations and legislation. There can be no guarantees the Company's plans for future operations will be successfully implemented or that they will prove to be commercially successful. These and other risk factors are discussed in the Company's registration statements on Form S-1 declared effective on March 13, 2002 and Form S-4 declared effective on July 22, 2002. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMAITON




Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     10 - Stock Purchase Agreement by and Among Bob Baker Enterprises, Inc. and its Affiliate Corporations, Their Shareholders and Asbury Automotive Group, Inc. (August 28, 2002)

     99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

     99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

b.   Reports on Form 8-K

     Report filed August 29, 2002, under Item 5, related to issuance of a press release announcing the Company entered into an agreement to acquire all the companies which comprise the Bob Baker Auto Group of San Diego, California.

     Report furnished September 13, 2002, under Item 9, related to the issuance of selected financial data for the Bob Baker Auto Group of San Diego, California for the last twelve months ended May 31, 2002.

     Report furnished October 31, 2002, under Item 9, related to the issuance of two press releases announcing earnings for the third quarter ending September 30, 2002, and the Board of Directors' authorization to purchase up to $15 million of the Company's outstanding common shares.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Asbury Automotive Group, Inc.
                              -------------------------------------------------
                              Registrant)




Date:  November 13, 2002      /s/ Thomas F. Gilman
                              -------------------------------------------------
                              Thomas F. Gilman
                              Senior Vice President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




I, Kenneth B. Gilman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Asbury Automotive Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Kenneth B. Gilman
-----------------------------------------------------
Kenneth B. Gilman1
Chief Executive Officer
November 13, 2002

                            CERTIFICATION PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




I, Thomas F. Gilman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Asbury Automotive Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





/s/ Thomas F. Gilman
Thomas F. Gilman
Chief Financial Officer
November 13, 2002

                                Index to Exhibits




Exhibit
Number              Description

10 Stock Purchase Agreement by and Among Bob Baker Enterprises, Inc. and its Affiliate Corporations, Their Shareholders and Asbury Automotive Group, Inc. (August 28, 2002)

99.1   Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2   Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Asbury Automotive Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth B. Gilman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Kenneth B. Gilman
Kenneth B. Gilman
Chief Executive Officer
November 13, 2002

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Asbury Automotive Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas F. Gilman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Thomas F. Gilman
Thomas F. Gilman
Chief Financial Officer
November 13, 2002