Form 10-K
period 2002-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2003-03-25
CIK 1144980

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number: 001-31262

ASBURY AUTOMOTIVE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0609375 (I.R.S. employer identification no.)
Three Landmark Square, Suite 500 Stamford, Connecticut (Address of principal executive offices)	06901 (Zip code)

(203) 356-4400
(Registrant's telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
9% Senior Subordinated Notes due 2012

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Based on the closing price of the registrant's common stock as of June 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $181,399,874.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of March 10, 2003 was 33,019,876 (net of 980,124 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

        Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III, Items 10 through 13 of this Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.

2002 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Forward Looking Information

        This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and pending acquisitions, projections regarding the Company's financial position, results of operations, market position, product development and business strategy. These statements are based on management's current expectations and involve significant risks and uncertainties that may cause results to differ materially from those set forth in the statements. These risks and uncertainties include, among other things,

  •
  market factors,

  •
  the Company's relationships with vehicle manufacturers and other suppliers,

  •
  risks associated with the Company's substantial indebtedness,

  •
  risks related to pending and potential future acquisitions,

  •
  general economic conditions both nationally and locally and governmental regulations and legislation.

        There can be no guarantees the Company's plans for future operations will be successfully implemented or that they will prove to be commercially successful. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

        The factors set forth below under "Item 1. Business—Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

Overview

        We are one of the largest automotive retailers in the United States currently operating 131 franchises at 93 dealership locations. We offer our customers an extensive range of automotive products and services including new and used vehicles and related financing and insurance, vehicle maintenance and repair services, replacement parts and service contracts. We were formed in 1994 by then-current management and Ripplewood Investments L.L.C. (formerly known as Ripplewood Holdings L.L.C.). Our revenues for the year ended December 31, 2002, were $4.5 billion. We have determined that we operate in one segment.

        Our retail network is organized into nine regional dealership groups, or "platforms," which are groups of dealerships operating under a distinct local trade name. Our franchises include a diverse portfolio of 36 American, European and Asian brands. In 2002, 65% of our new vehicle retail revenue was from either luxury or mid-line import brands. Our platforms are located in markets or clusters of markets that we believe represent attractive opportunities, generally due to the presence of relatively few dealerships and high rates of population and income growth.

        The following is a detailed breakdown of our platforms:

Platform—Regional Brand	Date of Initial Acquisition	Platform Markets	Franchises
Atlanta Nalley Automotive Group	September 1996	Atlanta	Acura, Audi, Chevrolet, Chrysler, Hino, Honda, Infiniti, Isuzu Truck, Jaguar, Jeep, Lexus(a), Navistar, Peterbilt
St. Louis Plaza Motor Company	December 1997	St. Louis	Audi, BMW, Cadillac, Infiniti, Land Rover, Lexus, Mercedes-Benz, Porsche
Texas David McDavid Automotive Group	April 1998	Dallas/Fort Worth	Acura, Buick, GMC, Honda, Lincoln, Mercury, Pontiac, Suzuki
		Houston	Honda, Kia, Nissan
		Austin	Acura
Tampa Courtesy Dealership Group	September 1998	Tampa	Chrysler, GMC, Hyundai, Infiniti, Isuzu Jeep, Kia, Lincoln, Mazda(a), Mercedes-Benz, Mercury, Mitsubishi, Nissan, Pontiac, Toyota
Jacksonville Coggin Automotive Company	October 1998	Jacksonville	Chevrolet, GMC(a), Honda(a), Kia, Nissan(a), Pontiac(a), Toyota
		Orlando	Buick, Chevrolet, GMC, Ford, Honda(a), Lincoln, Mercury, Pontiac
		Fort Pierce	BMW, Honda, Mercedes-Benz
Oregon Thomason Auto Group	December 1998	Portland	Ford(a), GMC, Honda, Hyundai(a), Nissan, Pontiac, Toyota
North Carolina Crown Automotive Company	December 1998	Greensboro	Acura, Audi, BMW, Cadillac, Chevrolet, Chrysler, Dodge, GMC, Honda, Kia(a), Mitsubishi, Nissan, Pontiac, Volvo,
		Chapel Hill	Honda, Volvo
		Fayetteville	Dodge, Ford
		Charlottesville, VA	BMW, Porsche
		Richmond, VA	Acura, BMW, MINI
Arkansas North Point (previously known as McLarty Companies)	February 1999	Little Rock	BMW, Ford, Lincoln(a), Mazda, Mercury(a), Nissan, Toyota, Volkswagen, Volvo
		Texarkana, TX	Chrysler, Dodge, Ford
Mississippi Gray-Daniels(c)	April 2000	Jackson	Chrysler, Ford, Hyundai, Jeep, Lincoln, Mazda, Mercury, Mitsubishi(b), Nissan(a), Toyota

(a)
This platform market has two of these franchises.

(b)
Pending divestiture.

(c)
We acquired our initial dealerships in Jackson, Mississippi in April 2000. With the acquisition of Gray-Daniels Ford in July 2001, we organized our Jackson dealerships into our ninth platform.

        Each platform originally operated as an independent business before being acquired and integrated into our operations, and each continues to enjoy high local brand name recognition and regional concentration.

        On August 28, 2002, Asbury Automotive Group signed a definitive agreement to acquire all of the stock of the Bob Baker Auto Group of San Diego, California for $88 million. The acquisition, upon completion, will establish Asbury's first platform in California.

        Bob Baker Auto Group is the largest multi-franchise dealership group in the San Diego market, with current annual revenues of $470 million. In keeping with Asbury's business model, current Chief Executive Officer ("CEO"), Robert H. Baker, would remain on board as platform CEO to manage the day-to-day operations including tuck-in acquisitions in the southern California market.

        We have received, or expect to receive, consents from all manufacturers other than Ford that are involved with the pending acquisition. Ford has informed us that it does not intend to approve the acquisition of the Bob Baker Ford franchise, claiming that we have not complied with our contractual agreement with Ford. We disagree with Ford's position and are pursuing a resolution of this matter. In addition, the Company and Toyota Motor Sales, U.S.A. are engaged in continuing discussions about the terms and conditions necessary to obtain Toyota's approval of the Baker acquisition. We cannot give any assurances that we will receive all of the required manufacturer consents. Failure to receive such consents would likely prevent the consummation of the Baker acquisition. If the acquisition is consummated, we expect it to be accretive to earnings per share in 2003.

        We compete in a large and highly fragmented industry comprised of approximately 21,725 franchised dealerships. The U.S. automotive retailing industry is estimated to have annual sales of approximately $1 trillion, with the 100 largest dealer groups generating less than 10% of total sales revenues and controlling less than 8% of all franchised dealerships. We believe that further consolidation is likely due to increased capital requirements of dealerships, the number of dealership owners approaching retirement age and the limited number of viable exit strategies for dealership owners. We also believe that an opportunity exists for dealership groups with significant equity capital and experience in identifying, acquiring and professionally managing dealerships, to acquire additional dealerships and we intend to continue to seek acquisitions consistent with our business strategy.

        In addition to new and used vehicles, dealerships offer a wide range of other products and services, including repair and warranty work, replacement parts, extended warranty coverage and financing and insurance products. In 2002, our average dealership's revenue consisted of 59% new vehicle sales, 27% used vehicle sales and 14% parts and services and finance and insurance. Sales of newer used vehicles by franchised dealers have increased over the past five years, primarily as a result of the greater availability of newer used vehicles due to the increased popularity of short-term leases.

Company History

        Our predecessor company was formed in 1994 by then-current management and Ripplewood Investments L.L.C. In 1997, an investment fund affiliated with Freeman Spogli & Co. Inc. acquired a significant interest in us. These groups identified an opportunity to aggregate a number of the nation's top retail automotive dealers into one cohesive organization. We acquired eight of our platforms between 1996 and 1999, and combined them on April 30, 2000. In the combination, dealers holding ownership interests in their respective platforms transferred their interests to the Oregon platform in exchange for ownership interests in the Oregon platform. Dealers who held interests in the Oregon platform did not exchange their interests, but had their holdings adjusted to reflect their overall ownership interest in the consolidated company. The Oregon platform then changed its name to Asbury Automotive Group, L.L.C. and became the parent company to our platforms and other companies. Since the consolidation of the eight platforms as of April 30, 2000, a ninth platform, the Mississippi platform, was formed on July 2, 2001. Asbury Automotive Group, Inc. (the "Company") was incorporated on February 15, 2002. Immediately prior to the closing of the initial public offering ("IPO"), the members of Asbury Automotive Group, L.L.C. transferred their membership interests to the Company in exchange for company stock. On March 13, 2002, we effected an initial public offering of our common stock and on March 14, 2002, our common stock was listed on the New York Stock Exchange under the ticker symbol "ABG". The IPO closed on March 19, 2002.

Our Strengths

        We believe our competitive strengths are as follows:

  •
  Diversified Revenue and Profit.    Our operations provide a diversified revenue base that we believe mitigates the impact of fluctuating new car sales volumes. Used car sales and parts, service and collision repair sales, which represented 38% of our total 2002 revenue, generate higher profit margins than new car sales and tend to fluctuate less with economic cycles. Our finance and insurance business, substantially all of which is commission based, has no associated costs of goods sold and represented 3% of revenues and 17% of gross profit in 2002.

  •
  New Vehicles.    Our franchises include a diverse portfolio of 36 American, European and Asian brands. We believe that our diverse brand, product and price mix enables us to reduce our exposure to specific product supply shortages and changing customer preferences. New vehicle sales were approximately 59% of our total revenues and 31% of total gross profit in 2002.

  •
  Used Vehicles.    We sell used vehicles at virtually all our franchised dealerships. Retail sales of used vehicles, which have higher gross margins than new vehicles, have become an increasingly significant source of profit for us, making up approximately 27% of our total revenues and 15% of total gross profit in 2002. We obtain used vehicles through customer trade-ins, auctions restricted to new vehicle dealers (offering off-lease, rental and fleet vehicles) and "open" auctions which offer repossessed vehicles and vehicles sold by other dealers. We sell the majority of our used vehicles to retail customers. We dispose of used vehicles that are not purchased by retail customers through sales to other dealers and at auctions.

  •
  Parts, Service and Collision Repair.    We sell parts and provide maintenance and repair service at all our franchised dealerships. In addition, we have 23 free-standing collision repair centers in close proximity to dealerships in substantially all our platforms. Our dealerships and collision repair centers collectively operate approximately 2,000 service bays. Revenues from parts, service and collision repair centers were approximately 11% of our total revenues and 38% of our total gross profit in 2002. We believe that parts and service and collision repair revenues are more stable than vehicle sales. Industry-wide, parts and service revenues have consistently increased over the last 20 years. We believe that this is due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increased number of vehicles on the road.

  •
  Finance and Insurance.    We arranged third-party customer financing on over 70% of the vehicles we sold in 2002. These transactions result in commissions being paid to us by the indirect lenders, including manufacturer-captive finance arms. In addition to finance commissions, these transactions create other highly profitable sales commission opportunities, including selling extended service contracts and various insurance-related products to the consumer. Our size and sales volume motivate vendors to provide these products to us at substantially reduced fees compared to industry norms which results in competitive advantages as well as acquisition synergies. Profits from finance and insurance generated approximately 3% of our total revenues and 17% of our total gross profit in 2002. We earn sales-based commissions on substantially all of these products. These commissions are subject to cancellation if the customer cancels within the first several months of the contract. However, we take virtually no risk related to loan payments, insurance payments or investment performance, which are fully borne by third-parties.

  •
  Highly Variable Cost Structure.    Our variable-cost structure helps us manage expenses in a variety of economic environments, as the majority of our operating expenses consist of incentive-based compensation, vehicle carrying costs, advertising and other variable and controllable costs.

  •
  Advantageous Brand Mix.    We classify our primary franchise sales lines into luxury, mid-line import, mid-line domestic and value. We believe that our current brand mix includes a higher proportion of luxury and mid-line import franchises to total franchises than most other public automotive retailers. Luxury and mid-line imports together accounted for 65% of our 2002 new retail vehicle revenues and comprise over half of our total franchises. Luxury and mid-line imports generate above average gross margins on sales, have greater customer loyalty and repeat purchases and utilize parts and service and maintenance services at the point of sale more frequently than mid-line domestic and value automobiles. Luxury and mid-line imports have also gained market share at the expense of mid-line domestics over time. We also believe that luxury vehicle sales are less susceptible to economic cycles than other types of vehicles.

        The following table reflects current franchises and the share of new retail vehicle revenue represented by each class of franchises:

Class/Franchise	Current	% of 2002 New Retail Revenue
Luxury
BMW	6
Lincoln	6
Acura	5
Audi	3
Infiniti	3
Lexus	3
Mercedes-Benz	3
Volvo	3
Porsche	2
Cadillac	2
Jaguar	1
Land Rover	1

Total Luxury	38	29

Mid-Line Import
Honda	11
Nissan	9
Mazda	4
Toyota	5
Mitsubishi (a)	3
MINI	1
Volkswagen	1

Total Mid-Line Import	34	36

Mid-Line Domestic
Ford	7
GMC	7
Mercury	6
Pontiac	7
Chrysler	5
Dodge	3
Chevrolet	4
Jeep	3
Buick	2

Total Mid-line Domestic	44	28

Value
Hyundai	4
Kia	5
Isuzu	1
Suzuki	1

Total Value	11	3

Heavy Trucks
Hino	1
Isuzu	1
Navistar	1
Peterbilt	1

Total Heavy Trucks	4	4

TOTAL	131	100

(a)
Includes one pending divestiture.

Regional platforms with strong local brands

        Each of our platforms was comprised of between 8 and 24 franchises at December 31, 2002, and for the year ended December 31, 2002, sold an average of over 17,300 vehicles and generated an average of approximately $500 million in revenues. Each of our platforms maintains a strong local brand that has been enhanced through local advertising over many years. We believe that our cultivation of strong local brands can be beneficial because consumers may prefer to interact with a locally recognized brand; placing our franchises in one region under a single brand allows us to generate significant advertising savings; and our platforms can retain customers even as they purchase and service different automobile brands. Furthermore, we believe that the majority of our dealerships are located in geographic areas with above average population growth and relatively low dealer concentration.

Experienced and incentivized management

  •
  Retail And Automotive Management Experience.    We have a management team with extensive experience and expertise in the retail and automotive sectors. Kenneth B. Gilman, our president and chief executive officer, served for 25 years at Limited Brands (formerly The Limited, Inc.) where his last assignment was as chief executive officer of Lane Bryant, a retailer of women's clothing and a subsidiary of Limited Brands. From 1993 to 2001, Mr. Gilman served as vice chairman and chief administrative officer of the Limited Brands with responsibility for, among other things, finance, information technology, supply chain management and production. Thomas R. Gibson, our co-founder and chairman of the board, has spent most of his 35-year automotive career working with automobile retail dealers throughout the U.S., including serving as president and chief operating officer of Subaru of America. Thomas F. Gilman, our senior vice president and chief financial officer, served for 25 years at DaimlerChrysler where his knowledge of the dealer network allowed him to play a key role assisting DaimlerChrysler dealerships during the recession in the automotive industry in the early 1990s. Robert D. Frank, our senior vice president of automotive operations, has spent most of his 34-year career working in all aspects of automotive operations, including serving as chief operating officer from 1993 to 1997 of the Larry H. Miller Group, an operator of more than 20 auto dealerships, and as vice president of Chrysler's Asian operations. In addition, the former platform owners of six of our nine platforms, each with greater than 24 years of experience in the automotive retailing industry, continue to manage their respective platforms.

  •
  Incentivization At Every Level.    We tie compensation to performance by relying upon an incentive-based pay system at both the platform and dealership levels. At the platform level all our senior management are compensated on an incentive-based pay system and the majority have a stake in our performance based upon their ownership of approximately 20% of our total equity as of December 31, 2002. We also create incentives at the dealership level. Each dealership is managed as a separate profit center by a trained and experienced general manager who has primary responsibility for decisions relating to inventory, advertising, pricing and personnel. We compensate our general managers based on dealership profitability, and the compensation of department managers and salespeople is similarly based upon departmental profitability and individual performance, respectively.

Our Strategy

        Our objective is to be the most profitable automotive retailer in our platforms' respective markets. To achieve this objective, we intend to expand our higher margin businesses, emphasize decentralized dealership operations while maintaining strong centralized administrative functions and grow through targeted acquisitions.

  •
  Focus on Higher Margin Products and Services.    While new vehicle sales are critical to drawing customers to our dealerships, used vehicle retail sales, parts, service and collision repair and finance and insurance provide significantly higher profit margins and account for the majority of our profitability. In addition, we have discipline-specific executives at both the corporate and platform levels who focus on both increasing the penetration of current services and expanding the breadth of our offerings to customers. While each of our platforms operates independently in a manner consistent with its specific market's characteristics, each pursues an integrated strategy to grow these higher margin businesses to enhance profitability and stimulate internal growth.

  •
  Parts, Service And Collision Repair.    Each of our platforms offers parts, performs vehicle service work and operates collision repair centers, all of which provide important sources of recurring revenue with high gross profit margins. Currently, gross profit generated from these businesses absorbs approximately 55% of our total operating expenses, including corporate office expenses, and excluding salespersons' compensation. We intend to continue to grow this higher-margin business and increase this cost absorption rate by adding new service bays, increasing capacity utilization of existing service bays and ensuring high levels of customer satisfaction within our parts, service and collision repair operations. In addition, given the increased sophistication of vehicles, our repair operations provide detailed expertise and state-of-the-art diagnostic equipment which we believe independent dealers cannot adequately provide. Finally, warranty work cannot be completed by independent dealers, as this work must be done at a certified dealership.

  •
  Finance And Insurance.    We intend to continue to bolster our finance and insurance revenues by offering a broad range of conventional finance and lease alternatives to fund the purchase of new and used vehicles. In addition to offering these third-party financing products, we intend to expand our already broad offering of third-party products like credit insurance, extended service contracts, maintenance programs and a host of other niche products to meet all of our customer needs on a "one stop" shopping basis. Furthermore, based on size and scale, we believe we will be able to continue negotiating with lending institutions and product providers to increase our commissions on each of the products and services we sell. Moreover, continued in-depth sales training efforts and innovative computer technologies will serve as important tools in growing our finance and insurance profitability. We have increased finance and insurance revenue per vehicle retailed from $585 for the year ended December 31, 2000, to $749 for the year ended December 31, 2002.

  •
  Decentralized dealership operations and centralized administrative and strategic functions.    We believe that decentralized dealership operations on a platform basis enable our retail network to provide market-specific responses to sales, service, marketing and inventory requirements. These operations are complemented by centralized technology and financial controls, as well as sharing of best practices and market intelligence throughout the organization.

        While our administrative headquarters is located in Stamford, Connecticut, the day-to-day responsibility for the dealerships rests with each platform management team. Each of our platforms has a management structure that is intended to promote and reward entrepreneurial spirit and the achievement of team goals.

Platform Management

        Each of our dealerships is managed by a general manager who has authority over day-to-day operations. Our platform management teams' thorough understanding of their local markets enable them to effectively run day-to-day operations, market to customers, recruit new employees and gauge acquisition opportunities in their local markets. The general manager of each dealership is supported by a management team consisting, in most cases, of a new vehicle sales manager, a used vehicle sales manager, a finance and insurance manager and parts and service managers. Our dealerships are operated as distinct profit centers in which the general managers are given significant autonomy. The general managers are responsible for the operations, personnel and financial performance of their dealerships.

        We employ professional management practices in all aspects of our operations, including information technology and employee training. A peer review process is also in place in which the platform managers address best practices, operational challenges and successes, and formulate goals for other platforms. Our dealership operations are complemented by centralized technology and strategic and financial controls, as well as sharing of best practices and market intelligence throughout the organization. Corporate and platform management utilize computer-based management information systems to monitor each dealership's sales, profitability and inventory on a regular, detailed basis. We believe the application of professional management practices provides us with a competitive advantage over many independent dealerships. In addition, the corporate headquarters coordinates a platform peer review process. On a rotating basis, each platform's operations are examined in detail by management from other platforms. Through this process, we identify areas for improvement and disseminate best practices company-wide.

  •
  Continued growth through targeted acquisitions.    We intend to continue to grow through acquisitions. We will seek to establish platforms in new markets through acquisitions of large, profitable and well-managed dealership groups with leading market positions. We may also form new platforms through the purchase of one key dealership in a market we wish to enter. In either case, we will pursue tuck-in acquisitions to complement the related platform by increasing brand diversity, market coverage and services.

  •
  Platform Acquisitions.    We will seek to establish platforms in new geographic markets through acquisitions of large, profitable and well-managed dealership groups. We target metropolitan and high-growth suburban markets in which we are not currently present and platforms with superior operational and financial management personnel. We believe that the retention of existing high quality management who understand the local market enables acquired platforms to continue to operate efficiently, while allowing us to source future acquisitions more effectively and expand our operations without having to employ and train untested new personnel. We also believe retention of the local, established brand name is important to attracting a broad and loyal customer base. We believe we are well-positioned to pursue larger, established acquisition candidates as a result of our platform management retention strategies, the reputation of our existing platform managers as leaders in the automotive retailing industry, our size, our financial resources and our ability to offer our public equity as an acquisition currency. We have historically acquired platforms using an average of approximately 40% equity. In the future, we expect equity to continue to be a significant portion of platform acquisition currency.

  •
  Tuck-In Acquisitions.    One of our goals is to become the market leader in every region in which we operate a platform. We plan to acquire additional dealerships in each of the markets in which we operate to increase our brand mix, products and services offered in that market. Tuck-in acquisitions are typically re-branded immediately and operate thereafter under the respective platform's strong local brand name. Since 1995 we have made 24 tuck-in acquisitions (representing 47 franchises) to add additional strength and brand diversity to our platforms. We believe that these acquisitions in the past and in the future will facilitate our regional operating efficiencies and cost savings. In addition, we have generally been able to improve the gross profit of tuck-in dealerships following an acquisition. We believe this is due to improvements in finance and insurance revenue per vehicle, greater capacity utilization of service bays, improved management practices and enhanced unit sales volumes related to the strength of our local brand names.

  •
  Focus On Acquisitions Providing Geographic And Brand Diversity.    By focusing on geographic and brand diversity, we seek to manage economic risk and drive growth and profitability. By having a presence in all major brands and by avoiding concentration with one manufacturer, we are well positioned to reduce our exposure to specific product supply shortages and changing customer preferences. At the same time, we will seek to continue to increase the proportion of our dealerships that are in markets with favorable demographic characteristics or that are franchises of fast-growing, high margin brands. In particular, we will focus on luxury dealerships (such as BMW, Lexus and Mercedes-Benz) and mid-line import dealerships (such as Honda, Toyota and Nissan). On an ongoing basis we will continue to evaluate the performance of our dealerships to determine if the sale of a particular dealership is advisable.

Sales And Marketing

        New Vehicle Sales.    Our new vehicle retail sales include new vehicle sales, new vehicle retail lease transactions and other similar agreements, which are arranged by our individual dealerships. New vehicle leases, which are provided by third-parties, generally have short terms, which cause customers to return to a dealership more frequently than in the case of financed purchases. In addition, leases provide us with a steady source of late-model, off-lease vehicles for our used vehicle inventory. Generally, leased vehicles remain under factory warranty for the term of the lease, allowing dealerships to provide repair service to the lessee throughout the lease term. Historically, less than 1% of our new vehicle sales revenue is derived from fleet sales.

        We design our dealership service to meet the needs of our customers and establish relationships that will result in both repeat business and additional business through customer referrals. Our dealerships employ varying sales techniques to address changes in consumer preference.

        We incentivize our dealership managers to employ more efficient selling approaches, engage in extensive follow-up to develop long-term relationships with customers and extensively train sales staffs to be able to meet customer needs. We continually evaluate innovative ways to improve the buying experience for our customers and believe that our ability to share best practices across our dealerships gives us an advantage over other dealerships.

        We acquire substantially all our new vehicle inventory from manufacturers. Manufacturers allocate limited inventory among their franchised dealers based primarily on sales volume and input from dealers. We finance our inventory purchases through revolving credit arrangements known in the industry as "floor plan" facilities.

        Used Vehicle Sales.    Used vehicle sales typically generate higher gross margins than new vehicle sales. We intend to grow our used vehicle sales by maintaining a high quality inventory, providing competitive prices and extended service contracts and continuing to enhance our marketing initiatives. Based on sharing of best practices, several of our platforms have a centralized used car function responsible for determining which vehicles to stock at each store.

        Profits from sales of used vehicles are dependent primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and effectively manage inventory. New vehicle operations provide our used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which we believe are a good source of attractive used vehicle inventory. We supplement our used inventory with vehicles purchased primarily at auctions. The reconditioning of used vehicles also creates profitable service work for our fixed operations departments.

        Used vehicles are generally offered at our dealerships for not more than 60 days, after which, if they have not been sold to a retail buyer, they are either sold to an outside dealer or offered at auction. During 2002, approximately 56% of used vehicles sales were made to retail buyers. We may transfer used vehicles among dealerships to provide balanced inventories of used vehicles at each of our dealerships. We believe that acquisitions of additional dealerships will expand the internal market for the transfer of used vehicles among our dealerships and, therefore, increase the ability of each dealership to offer a balanced mix of used vehicles.

        We have taken several steps towards building client confidence in our used vehicle inventory, one of which includes participation in the manufacturers' certification processes which are available only to new vehicle franchises. This process makes certain used vehicles eligible for new vehicle benefits such as new vehicle finance rates and extended manufacturer warranties. In addition, each dealership offers extended warranties, which are provided by third parties, on its used car sales.

        In 2002, we entered into an agreement with Wal-Mart Stores, Inc. Under this agreement, we initiated a pilot program in Houston, Texas to sell used vehicles at Wal-Mart locations under the Price 1 Auto Store brand name. We currently have four Price 1 Auto Stores operating in the Houston area, and are currently evaluating whether to open more stores in Texas or elsewhere. The first store opened in May 2002 and the fourth store opened in September 2002.

        Parts, Service And Collision Repair.    Historically, the automotive repair industry has been highly fragmented. However, we believe that the increased use of advanced technology in vehicles has made it difficult for independent repair shops to have the expertise required to perform major or technical repairs. Additionally, manufacturers permit warranty work to be performed only at franchised dealerships. As a result, unlike independent service stations or independent and superstore used car dealerships with service operations, our franchised dealerships are qualified to perform work covered by manufacturer warranties on increasingly technologically complex motor vehicles.

        We use variable rate structures designed to reflect the difficulty and sophistication of different types of repairs to compensate employees working in parts and service. In addition the profit percentages for parts vary according to market conditions and type.

        One of our major goals is to retain each vehicle purchaser as a long-term customer of our parts and service department. Currently, approximately 20% of customers return to our dealerships for other services after the vehicle warranty expires. Therefore we believe that significant opportunity for growth exists in the auxiliary services part of our business. Each dealership has systems in place to track customer maintenance records and notify owners of vehicles purchased at the dealership when their vehicles are due for periodic services. Service and repair activities are an integral part of our overall approach to customer service.

        Finance And Insurance.    We usually arrange for the financing of the lease or purchase of new and used vehicles for purchasers through third party vendors. In very rare circumstances, financing may be provided by one of our automobile finance subsidiaries. We arranged customer financing on over 70% of the vehicles we sold and leased in 2002. These transactions generate commission revenue from indirect lenders, including manufacturer captive finance arms. In addition to finance commissions, each of these transactions creates other opportunities for more profitable sales, such as extended service contracts and various insurance-related products for the consumer. Our size and volume capabilities motivate vendors to provide these products at substantially reduced fees compared to the industry average which result in competitive advantages as well as acquisition synergies. Furthermore, many of the insurance products we sell result in additional underwriting profits and investment income yields based on portfolio performances.

        To date, we have entered into "preferred lender agreements" with fifteen lenders. Under the terms of the preferred lender agreements, each lender has agreed to provide a marketing fee to us for each loan that our dealerships place with that lender.

        Advertising.    Our largest advertising medium is local newspapers, followed by radio, television, direct mail and the yellow pages. The retail automotive industry has traditionally used locally produced, largely non-professional materials, often developed under the direction of each dealership's general manager. Each of our platforms has created common marketing materials for their dealerships using professional advertising agencies. Our sales and marketing department helps oversee and share creative materials and general marketing best practices across platforms. Our total company marketing expense was $44 million in 2002 which translates into an average of $283 per retail vehicle sold. In addition, manufacturers' direct advertising spending in support of their brands provides approximately 60% of the total amount spent on new car advertising in the United States.

        Commitment To Customer Service.    We are focused on providing a high level of customer service to meet the needs of an increasingly sophisticated and demanding automotive consumer. We strive to cultivate lasting relationships with our customers, which we believe enhances the opportunity for significant repeat and referral business. For example, our platforms regard service and repair operations as an integral part of the overall approach to customer service, providing an opportunity to foster ongoing relationships with customers and deepen loyalty.

        Internet and E-Commerce.    We believe that the Internet and e-commerce represent a potential opportunity to build our platforms' brands and expand the geographic borders of their markets. We are applying e-commerce to our strategy of executing professionally developed best practices under the supervision of discipline-specific central management throughout our platforms. We believe that our e-commerce strategy constitutes a coherent, cost-effective and sustainable approach that allows us to leverage the Internet.

        Each platform has established a website that incorporates a professional design to reinforce the platform's unique brand and advanced functionalities to ensure that the website can hold the attention of customers and perform the informational and interactive functions for which the Internet is uniquely suited. Manufacturer website links provide our platforms with key sources of referrals. Many platforms use the Internet to communicate with customers both prior to vehicle purchase and after purchase to coordinate and market maintenance and repair services.

        Management Information System.    We consolidate financial, accounting and operational data received from our dealers nationwide through an exclusive private communication network.

        The data from the dealers is gathered and processed through their individual dealer management system. Our dealers use software from ADP, Inc., Reynolds & Reynolds, Co. or UCS, Inc. and others as their dealer management system. Our systems approach allows for our platforms to choose the dealer management system that best fits their daily operational needs. We aggregate the information from the dealer systems at our corporate headquarters to create one single view of the business using Hyperion financial systems.

        Our information technology approach allows us to quickly integrate and aggregate the information from a new acquisition. By creating a connection over our private network between the dealer management system and corporate Hyperion financial systems, corporate management can quickly view the financial, accounting and operational data of the newly acquired dealer. Therefore, we can efficiently integrate the acquired dealer into our operational strategy. The Hyperion system allows senior and platform management to easily and quickly review operating and financial data at a variety of levels. For example, from our headquarters, management can review the performance of any specific department (e.g., parts and services) at any particular dealership. This system also allows us to quickly compile and monitor our consolidated financial results.

Competition

        In new vehicle sales, our platforms compete primarily with other franchised dealerships in their regions. We do not have any cost advantage in purchasing new vehicles from the manufacturers. Instead, we rely on advertising and merchandising, sales expertise, service reputation, strong local trade names and location of our dealerships to sell new vehicles. In recent years, automobile dealers have also faced increased competition in the sale or lease of new vehicles from independent leasing companies, on-line purchasing services and warehouse clubs. Our used vehicle operations compete with other franchised dealers, independent used car dealers, automobile rental agencies and private parties for supply and resale of used vehicles. See "Risks Related to Competition—Substantial Competition in Automobile Sales May Adversely Affect our Profitability."

        When we provide or arrange financing for our customers through our automobile financing subsidiaries, we compete with direct consumer lending institutions such as local banks, credit unions and internet-based finance companies. When we finance through third-party vendors, our ability to offer manufacturer-subsidized financing terms as part of an incentive-based sales strategy can place us at a competitive advantage relative to independent financing companies. We also compete in this area based on:

  •
  interest rate favorability;

  •
  credit and repayment terms; and

  •
  convenience of "one stop shopping," which we offer by arranging vehicle financing provided by third parties at the point of purchase.

        We seek to leverage our volume of business to obtain relatively favorable financing terms for our customers.

        We compete against other franchised dealers to perform warranty repairs and against other automobile dealers, franchised and independent service centers for non-warranty repair and routine maintenance business. We compete with other automobile dealers, service stores and auto parts retailers in our parts operations. We believe that the principal competitive factors in parts and service sales are the use of factory-approved replacement parts, price, the familiarity with a manufacturer's brands and models and the quality of customer service. A number of regional and national chains offer selected parts and services at prices that may be lower than our prices.

Franchise and Framework Agreements

        Each of our dealerships operates pursuant to a franchise agreement between the applicable manufacturer and the dealership. The typical automotive franchise agreement specifies the locations at which the dealer has the right and obligation to sell the manufacturer's automobiles and related parts and products and to perform certain approved services. The franchise agreement grants the dealer the non-exclusive right to use and display the manufacturer's trademarks, service marks and designs in the form and manner approved by the manufacturer.

        The allocation of new vehicles among dealerships is subject to the discretion of the manufacturer, and generally does not guarantee a dealership exclusivity within a given territory. Most franchise agreements impose requirements on every aspect of the dealer's operations including: the showrooms, the facilities and equipment for servicing vehicles, the maintenance of inventories of vehicles and parts, the maintenance of minimum net working capital, the achievement of certain sales targets, minimum customer service and satisfaction standards and the selection of dealer management and training of personnel. Compliance with these requirements is closely monitored by the manufacturer. In addition, many manufacturers require each dealership to submit monthly and annual financial statements.

        We are subject to additional provisions contained in supplemental agreements, framework agreements or franchise addenda, which we collectively refer to as "framework agreements." Framework agreements impose requirements similar to those discussed above, as well as company-wide performance criteria, limitations on changes in our ownership or management, limitations on the number of a particular manufacturer's franchises we may own, and conditions for consent to proposed acquisitions. Framework agreements also attempt to limit the protections available under state dealer laws.

        Provisions For Termination Or Non-Renewal Of Franchise and Framework Agreements. Certain franchise agreements expire after a specified period of time, ranging from one to five years, and we expect to renew expiring agreements for franchises we wish to continue in the ordinary course of business. Typical franchise agreements provide for termination or non-renewal by the manufacturer under certain circumstances, including insolvency or bankruptcy of the dealership, failure to adequately operate the dealership, failure to maintain any license, permit or authorization required for the conduct of business, or material breach of other provisions of the franchise agreement. Some of our franchise agreements and all of our framework agreements provide that the manufacturer may purchase our dealerships which sell the respective manufacturer's products for fair market value or terminate the agreement upon the occurrence of certain changes of control. Generally a manufacturer may exercise either of these rights if a person or entity acquires an equity interest or voting control of us above a specified level (ranging from 20% to 50% of our outstanding stock depending on the particular manufacturer's restriction) without the approval of the applicable manufacturer. This trigger can fall as low as 5% if the person or entity acquiring the equity interest or voting control is another automobile manufacturer, a convicted felon or a person or entity with a criminal conviction stemming from dealings in the automobile industry. One manufacturer may exercise these rights if any entity or individual obtains control of us and the manufacturer reasonably deems such control to be detrimental in any material respect to the manufacturer's interest. Some manufacturers also restrict changes in the membership of our board of directors. Our agreement with Toyota, in addition to imposing the restrictions previously discussed, provides that Toyota may require us to sell our Toyota franchises (including Lexus) if, without its consent, the majority owners of our equity prior to our initial public offering cease to control a majority of our voting stock or if Timothy C. Collins ceases to control us through his indirect control of Ripplewood Investments L.L.C.

        Some of our franchise agreements and framework agreements also provide that other circumstances, unrelated to a change of control, will permit a manufacturer to exercise its right to purchase our dealerships. Such circumstances include our dealerships' failure to meet the manufacturer's capitalization or working capital requirements or operating guidelines, our failure to meet certain financial covenant ratios, the occurrence of any extraordinary corporate transaction (at the Asbury parent entity level or dealership operating entity level) without the manufacturer's prior consent, or a material breach of the framework agreement.

        In addition, we have agreements with Toyota which provide that in the event that our payment obligations under our Committed Credit Facility or the Subordinated Notes are accelerated or demand for payment is made under our subsidiaries' guarantees of such obligations, Toyota will have the right to purchase our Toyota and Lexus dealerships for their fair market value. We also have an agreement with Ford that provides if any of the lenders under our Committed Credit Facility or Floor Plan Facilities accelerate those payment obligations, or if we are notified of any default under the Committed Credit Facility, then Ford may exercise its right to acquire our Ford, Lincoln and Mercury dealerships for their fair market value.

        If we fail to obtain renewals of one or more of our franchise agreements on favorable terms, if substantial franchises are terminated, or if certain manufacturers' rights under their agreements with us are triggered, our operations could be significantly compromised.

        Manufacturers' Limitations On Acquisitions. We are required to maintain certain performance standards and obtain the consent of the applicable manufacturer before we can acquire any additional dealership franchises. A majority of our manufacturers impose limits on the number of dealerships we are permitted to own at the metropolitan, regional and national levels, and we anticipate that other manufacturers may impose similar restrictions on us in the future. These limits vary according to the agreements we have with each of the manufacturers but are generally based on fixed numerical limits or on a fixed percentage of the aggregate sales of the manufacturer. Our current franchise mix has caused us to reach the present franchise ceiling, set by agreement or corporate policy, with Acura, and we are close to our franchise ceiling with Toyota, Lexus and Jaguar. While we have not reached a numerical limit with Ford, we have a dispute over whether our performance should limit additional acquisitions at this time. We have an action plan agreement with Honda pursuant to which we can make acquisitions provided we are meeting performance standards and limits the number of acquisitions per specified time frames. We are currently negotiating a framework agreement with Toyota. Unless we negotiate favorable terms with Toyota and other manufacturers or receive the consent of the manufacturers, we may be prevented from making further acquisitions upon reaching the limits or if we fail to maintain performance standards provided for in the framework agreements.

        State Dealer Laws. We operate in states that have state dealer laws limiting manufacturers' ability to terminate dealer franchise agreements. However, framework agreements attempt to limit the protection of state dealer laws. We are basing the following discussion of state dealer laws on our understanding of these laws and therefore, the description may not be accurate. State dealer laws generally provide that it is a violation for manufacturers to terminate or refuse to renew franchise agreements unless they provide written notice to the dealers setting forth good cause and stating the grounds for termination or nonrenewal. State dealer laws typically require 60 to 90 days advance notice to dealers prior to termination or nonrenewal of a franchise agreement. Some state dealer laws allow dealers to file protests or petitions within the notice period and allow dealers an opportunity to comply with the manufacturers' criteria. These statutes also provide that manufacturers are prohibited from unreasonably withholding approval for a proposed change in ownership of the dealership. Acceptable grounds for disapproval include material reasons relating to the character, financial ability or business experience of the proposed transferee and may also include current performance of the proposed transferee in operating other dealerships of the same manufacturer. See "Risks Related to our Dependence on Vehicle Manufacturers—If State Dealer Laws are Repealed or Weakened, our Dealerships will be More Susceptible to Termination, Non-Renewal or Renegotiation of Their Franchise Agreements."

Governmental Regulations

        We are subject to extensive federal, state and local regulations governing our marketing, advertising, selling, leasing, financing and servicing of motor vehicles and related products. Our nine platforms also are subject to state laws and regulations relating to business corporations generally.

        Under various state laws, each of our dealerships must obtain a license in order to establish, operate or relocate a dealership or provide certain automotive repair services. These laws also regulate conduct of our businesses, including advertising and sales practices. Other states into which we may expand our operations in the future are likely to have similar requirements.

        The sales of financing products to our customers are subject to federal, state and local laws and regulations regarding truth-in-lending, deceptive and unfair trade practices, leasing, equal credit opportunity, motor vehicle finance, installment sales, insurance and usury. Some states regulate finance fees and other charges that may be charged in connection with vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of necessary licenses, injunctive relief, assessment of criminal and civil fines and penalties, and in certain instances, create a private cause of action for individuals. We believe that we comply substantially with all laws and regulations affecting our business and do not have any material liabilities under such laws and regulations and that compliance with all such laws and regulations will not, individually or in the aggregate, have a material adverse effect on our capital expenditures, earnings or competitive position. See "Other Risks Related to Our Business—Governmental Regulations and Environmental Regulation Compliance Costs May Adversely Affect our Profitability."

Environmental Matters

        We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the storage of petroleum substances and chemicals, the handling and disposal of wastes and the remediation of contamination. As with automobile dealerships generally, and service and parts and collision repair center operations in particular, our business involves the generation, use, handling and disposal of hazardous or toxic substances and wastes. Operations involving the management of wastes are subject to requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storage, treatment, transportation and disposal of regulated substances and wastes with which we must comply.

        Our business also involves the use of above ground and underground storage tanks. Under applicable laws and regulations, we are responsible for the proper use, maintenance and abandonment of our regulated storage tanks and for remediation of subsurface soils and groundwater impacted by releases from existing or abandoned storage tanks. In addition to these regulated tanks, we own, operate, or have otherwise closed in place other underground and above ground devices or containers (such as automotive lifts and service pits) that may not be classified as regulated tanks, but which could or may have released stored materials into the environment, thereby potentially obligating us to clean up any soils or groundwater resulting from such releases.

        We are also subject to laws and regulations governing remediation of contamination at or from our facilities or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on those that are considered to have contributed to the release of a "hazardous substance." Responsible parties include the owner or operator of the site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at such sites. These responsible parties may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Currently, we are not subject to any material Superfund liabilities.

        Further, the Federal Clean Water Act and comparable state statutes prohibit discharges of pollutants into regulated waters without the necessary permits, require containment of potential discharges of oil or hazardous substances and require preparation of spill contingency plans. We believe that we are in material compliance with those wastewater discharge requirements as well as requirements for the containment of potential discharges and spill contingency planning.

        Environmental laws and regulations are very complex and it has become difficult for businesses that routinely handle hazardous and non-hazardous wastes to achieve and maintain full compliance with all applicable environmental laws. From time to time we experience incidents and encounter conditions that will not be in compliance with environmental laws and regulations. However, none of our dealerships has been subject to any material environmental liabilities in the past, nor do we know of any fact or condition that would result in any material environmental liabilities being incurred in the future. Nevertheless, environmental laws and regulations and their interpretation and enforcement are changed frequently and we believe that the trend of more expansive and stricter environmental legislation and regulations is likely to continue. Hence, there can be no assurance that compliance with environmental laws or regulations or the future discovery of unknown environmental conditions will not require additional expenditures by us, or that such expenditures would not be material. See "Other Risks Related to Our Business—Governmental Regulations and Environmental Regulation Compliance Costs May Adversely Affect our Profitability."

Employees

        As of December 31, 2002, we employed approximately 7,900 persons, of whom 750 were employed in managerial positions, 1,890 were employed in non-managerial sales positions, 4,250 were employed in non-managerial parts and service positions, 800 were employed in administrative support positions and 210 were employed in non-managerial finance and insurance positions.

        We believe our relationship with our employees is favorable. Currently, none of our employees are represented by a labor union. In the future, however, we may acquire businesses that have unionized employees. In addition, because of our dependence on vehicle manufacturers, we may be affected adversely by labor strikes, work slowdowns and walkouts at vehicle manufacturers' production facilities and transportation modes.

Risk Factors

        In addition to the other information in this Form 10-K, you should consider carefully the following risk factors in evaluating us and our business.

RISK FACTORS RELATED TO OUR DEPENDENCE ON VEHICLE MANUFACTURERS

IF WE FAIL TO OBTAIN RENEWALS OF ONE OR MORE OF OUR FRANCHISE AGREEMENTS ON FAVORABLE TERMS, IF SUBSTANTIAL FRANCHISES ARE TERMINATED, OR IF CERTAIN MANUFACTURERS' RIGHTS UNDER THEIR AGREEMENTS WITH US ARE TRIGGERED, OUR OPERATIONS MAY BE SIGNIFICANTLY COMPROMISED.

        Each of our dealerships operates under the terms of a franchise agreement with the manufacturer (or manufacturer-authorized distributor) of each vehicle brand it carries. Our dealerships may obtain new vehicles from manufacturers, sell new vehicles and display vehicle manufacturers' trademarks only to the extent permitted under franchise agreements. As a result of our dependence on these franchise rights, manufacturers exercise a great deal of control over our day-to-day operations and the terms of our franchise agreements govern key aspects of our operations, acquisition strategy and capital spending.

        Each of our franchise agreements provides the manufacturer with the right to terminate the agreement or refuse to renew it after the expiration of the term of the agreement under specified circumstances. We cannot assure you we will be able to renew any of our existing franchise agreements or that we will be able to obtain renewals on favorable terms. Specifically, many of our franchise agreements provide that the manufacturer may terminate the agreement or direct us to divest the subject dealership if the dealership undergoes a change of control. Some of our franchise agreements also provide the manufacturer with the right of first refusal to purchase from us any franchise we seek to sell. Provisions such as these may provide manufacturers with superior bargaining positions in the event that they seek to terminate our franchise agreements or renegotiate the agreements on terms that are disadvantageous to us. Our results of operations may be materially and adversely affected to the extent that our franchise rights become compromised or our operations restricted due to the terms of our franchise agreements or if we lose substantial franchises.

        In addition, we have agreements with Toyota which provide that in the event that our payment obligations under our Committed Credit Facility or the Senior Subordinated Notes are accelerated or demand for payment is made under our subsidiaries' guarantees of the Committed Credit Facility or the Senior Subordinated Notes, Toyota will have the right to purchase our Toyota and Lexus dealerships for cash at their fair market value, unless the acceleration or demand is waived within a cure period of no less than 30 days after Toyota's exercise of its right to purchase. If fair market value cannot be agreed by the parties, it will be determined by an independent nationally-recognized and experienced appraiser. We also have an agreement with Ford that provides if any of the lenders of our Committed Credit Facility or floor plan facilities accelerate those payment obligations, or if we are notified of any default under the Committed Credit Facility, then Ford may exercise its right to acquire our Ford, Lincoln and Mercury dealerships for their fair market value.

MANUFACTURERS' STOCK OWNERSHIP RESTRICTIONS LIMIT OUR ABILITY TO ISSUE ADDITIONAL EQUITY, WHICH MAY HAMPER OUR ABILITY TO MEET OUR FINANCING NEEDS OR CARRY OUT OUR ACQUISITION STRATEGY.

        Some of our automobile franchise agreements prohibit transfers of any ownership interests of a dealership or, in some cases, its parent. Our agreements with several manufacturers provide that, under certain circumstances, we may lose the franchise if a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer's restrictions) or if a person or entity acquires the right to vote 20% or more of our common stock without the approval of the applicable manufacturer. This trigger level can fall to as low as 5% if another vehicle manufacturer or a person with a criminal record is the entity acquiring the ownership interest or voting rights. One manufacturer, Toyota, in addition to imposing the restrictions previously mentioned, provides that we may be required to sell our Toyota franchises (including Lexus) if without its consent the owners of our equity prior to our initial public offering cease to control a majority of our voting stock or if Timothy C. Collins ceases to indirectly control us.

        Violations by our shareholders of these ownership restrictions are generally outside of our control and may result in the termination or non-renewal of one or more franchises, which may have a material adverse effect on us. These restrictions may also prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock.

MANUFACTURERS' RESTRICTIONS ON ACQUISITIONS MAY LIMIT OUR FUTURE GROWTH.

        We are required to maintain certain performance standards and to obtain the consent of the applicable manufacturer before we can acquire any additional dealership franchises. We cannot assure you that manufacturers will consent to future acquisitions, which may deter us from being able to take advantage of a market opportunity. Obtaining manufacturer consents for acquisitions may also take a significant amount of time, which may negatively affect our ability to acquire an attractive target. Moreover, delays in obtaining manufacturer consents may impact our ability to issue additional equity in the time necessary to take advantage of a market opportunity dependent on ready financing or an equity issuance. In addition, under an applicable franchise agreement, a manufacturer usually has a right of first refusal to acquire a dealership that we seek to acquire.

        Many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may obtain. A manufacturer may place generic limits on the number of franchises or share of total franchises or vehicle sales maintained by an affiliated dealership group on a national, regional or local basis. Manufacturers may also tailor these types of restrictions to particular dealership groups. Our current franchise mix has caused us to reach the present franchise ceiling, set by agreement or corporate policy, with Acura, and we are close to our franchise ceiling with Toyota, Lexus and Jaguar. While we have not reached a numerical limit with Ford, we have a dispute over whether our performance should limit additional acquisitions at this time. We have an action plan agreement with Honda pursuant to which we can make acquisitions provided we are meeting performance standards and limit the number of acquisitions per specified time frames. We are currently negotiating a framework with Toyota. Unless we negotiate favorable terms with Toyota and other manufacturers or receive the consent of manufacturers, we may be prevented from making further acquisitions upon reaching the limits or if we fail to maintain performance standards provided for in our agreements.

        As a condition to granting their consent to our acquisitions, a number of manufacturers may impose additional restrictions on us. Manufacturers' restrictions typically prohibit:

  •
  material changes in the ownership or control of our company or extraordinary corporate transactions such as a merger, sale of a substantial amount of assets or any change in our board of directors or management;
  •
  the removal of a dealership general manager without the consent of the manufacturer; and
  •
  the use of dealership facilities to sell or service new vehicles of other manufacturers.

        Manufacturers may direct us to apply our resources to capital projects that we may not otherwise have chosen to do and may direct us to implement costly capital improvements to dealership facilities as a condition to renewing our franchise agreements with them or for their consent to a proposed acquisition. These factors, either alone or in combination, could cause us to divert our financial resources to capital projects from uses that management believes may be of higher long-term value to us.

OUR FAILURE TO MEET A MANUFACTURER'S CONSUMER SATISFACTION AND FINANCIAL AND SALES PERFORMANCE REQUIREMENTS MAY ADVERSELY AFFECT OUR ABILITY TO ACQUIRE NEW DEALERSHIPS AND OUR PROFITABILITY.

        Many manufacturers attempt to measure customers' satisfaction with their purchase and warranty service experiences through rating systems which are generally known as consumer satisfaction indexes ("CSI"), which augment manufacturers' monitoring of dealerships' financial and sales performance. Manufacturers may use these performance indicators, as well as sales performance numbers, as factors in evaluating applications for additional acquisitions. The components of these performance indicators have been modified by various manufacturers from time to time in the past, and we cannot assure you that these components will not be further modified or replaced by different systems in the future. Some of our dealerships have had difficulty from time to time meeting these standards. We cannot assure that we will be able to comply with these standards in the future. A manufacturer may refuse to consent to our acquisition of one of its franchises if it determines our dealerships do not comply with its performance standards. This may impede our ability to execute our acquisition strategy. In addition, we receive payments from certain manufacturers based, in part, on CSI scores, and future payments may be materially reduced or eliminated if our CSI scores decline.

OUR DEALERS DEPEND UPON VEHICLE SALES AND, THEREFORE, THEIR SUCCESS DEPENDS IN LARGE PART UPON CUSTOMER DEMAND FOR THE PARTICULAR VEHICLE LINES THEY CARRY.

        The success of our dealerships depends in large part on the overall success of the vehicle lines they carry. New vehicle sales generate the majority of our total revenue and lead to sales of higher-margin products and services such as finance and insurance products and parts and service operations. Although we have sought to limit our dependence on any one vehicle brand, we have focused our new vehicle sales operations in mid-line import and luxury brands.

        In 2002, our revenues from new vehicle retail sales were as follows:

Brand	% of Total New Vehicle Retail Sales
Honda	16%
Ford	13%
Toyota	10%
Nissan	8%
Mercedes-Benz	5%
Lexus	5%
BMW	5%
Acura	5%

        No other franchise accounted for more than 5% of our total new vehicle retail sales revenue in 2002.

IF WE FAIL TO OBTAIN A DESIRABLE MIX OF POPULAR NEW VEHICLES FROM MANUFACTURERS, OUR PROFITABILITY WILL BE NEGATIVELY IMPACTED.

        We depend on manufacturers to provide us with a desirable mix of popular new vehicles. Typically, popular vehicles produce the highest profit margins but tend to be the most difficult to obtain from manufacturers. Manufacturers generally allocate their vehicles among their franchised dealerships based on the sales history of each dealership. If our dealerships experience prolonged sales slumps, those manufacturers will cut back their allotments of popular vehicles to our dealerships and new vehicle sales and profits may decline.

IF AUTOMOBILE MANUFACTURERS DISCONTINUE INCENTIVE PROGRAMS, OUR SALES VOLUME ON EACH SALE MAY BE MATERIALLY AND ADVERSELY AFFECTED.

        Our dealerships depend on manufacturers for certain sales incentives, warranties and other programs that are intended to promote and support new vehicle sales. Manufacturers often make many changes to their incentive programs during each year. Some key incentive programs include:

  •
  customer rebates on new vehicles;

  •
  dealer incentives on new vehicles;

  •
  special financing or leasing terms;

  •
  warranties on new and used vehicles; and

  •
  sponsorship of used vehicle sales by authorized new vehicle dealers.

        A reduction or discontinuation of key manufacturers' incentive programs may reduce our new vehicle sales volume resulting in decreased vehicle sales and related revenues.

ADVERSE CONDITIONS AFFECTING ONE OR MORE MANUFACTURERS MAY NEGATIVELY IMPACT OUR PROFITABILITY.

        The success of each of our dealerships depends to a great extent on vehicle manufacturers':

  •
  financial condition;

  •
  marketing efforts;

  •
  vehicle design;

  •
  production capabilities;

  •
  reputation;

  •
  management; and

  •
  labor relations.

        Adverse conditions affecting these and other important aspects of manufacturers' operations and public relations may adversely affect our ability to market their automobiles to the public and, as a result, significantly and detrimentally affect our profitability.

IF STATE DEALER LAWS ARE REPEALED, WEAKENED OR SUPERSEDED BY THE FRAMEWORK AGREEMENTS, OUR DEALERSHIPS WILL BE MORE SUSCEPTIBLE TO TERMINATION, NON-RENEWAL OR RENEGOTIATION OF THEIR FRANCHISE AGREEMENTS.

        State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or nonrenewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer's criteria within the notice period to avoid the termination or nonrenewal. Though unsuccessful to date, manufacturers' lobbying efforts may lead to the repeal or revision of state dealer laws. We have framework agreements with a majority of our manufacturers. Among other provisions, these agreements attempt to limit the protections available to dealers under state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration. In addition, these laws restrict the ability of automobile manufacturers to directly enter the retail market in the future. If manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on us.

RISKS RELATED TO OUR ACQUISITION STRATEGY

IF WE ARE UNABLE TO ACQUIRE AND SUCCESSFULLY INTEGRATE ADDITIONAL DEALERSHIPS, WE WILL BE UNABLE TO REALIZE DESIRED RESULTS FROM OUR GROWTH THROUGH ACQUISITION STRATEGY AND ACQUIRED OPERATIONS WILL DRAIN RESOURCES FROM COMPARATIVELY PROFITABLE OPERATIONS.

        The automobile retailing industry is considered a mature industry in which relatively slow growth is expected in industry unit sales. Accordingly, our future growth depends in large part on our ability to acquire additional dealerships, manage expansion, control costs in our operations and consolidate acquired dealerships into our organization. In pursuing our strategy of acquiring other dealerships, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

  •
  failing to obtain manufacturers' consents to acquisitions of additional franchises;

  •
  incurring significantly higher capital expenditures and operating expenses;

  •
  failing to integrate the operations and personnel of the acquired dealerships;

  •
  entering new markets with which we are unfamiliar;

  •
  incurring undiscovered liabilities at acquired dealerships;

  •
  disrupting our ongoing business;

  •
  diverting our management resources;

  •
  failing to maintain uniform standards, controls and policies;

  •
  impairing relationships with employees, manufacturers and customers as a result of changes in management;

  •
  causing increased expenses for accounting and computer systems; and

  •
  incorrectly valuing acquired entities.

        We may not adequately anticipate all the demands that our growth will impose on our personnel, procedures and structures, including our financial and reporting control systems, data processing systems and management structure. Moreover, our failure to retain qualified management personnel at any acquired dealership may increase the risk associated with integrating the acquired dealership. If we cannot adequately anticipate and respond to these demands, we may fail to realize acquisition synergies and our resources will be focused on incorporating new operations into our structure rather than on areas that may be more profitable. Moreover, manufacturer consent is required before we can acquire additional dealerships and, in some cases, to issue additional equity. See "Risk Factors Related to our

Dependence on Vehicle Manufacturers—Manufacturers' Restrictions on Acquisitions May Limit our Future Growth."

WE MAY BE UNABLE TO CAPITALIZE ON ACQUISITION OPPORTUNITIES BECAUSE OF FINANCING CONSTRAINTS.

        We have substantial indebtedness and, as a result, significant debt service obligations. Our substantial indebtedness could limit the future availability of debt financing to fund acquisitions. We intend to finance our platform acquisitions by issuing shares of common stock as full or partial consideration for acquired platforms. The extent to which we will be able or willing to issue common stock for acquisitions will depend on the market value of our common stock from time to time and the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses. See "Risk Factors Related to our Dependence on Vehicle Manufacturers—Manufacturers' Stock Ownership Restrictions Limit our Ability to Issue Additional Equity, Which May Hamper our Ability to Meet our Financing Needs or Carry out our Acquisition Strategy."

        We cannot assure you that we will be able to obtain additional financing by issuing stock or debt securities, and using cash to complete acquisitions may substantially limit our operating or financial flexibility or our ability to meet our debt service obligations. If we are unable to obtain financing on acceptable terms, we may be required to reduce the scope of our presently anticipated expansion, which may materially and adversely affect our growth strategy.

THE COMPETITION WITH OTHER DEALER GROUPS TO ACQUIRE AUTOMOTIVE DEALERSHIPS IS INTENSE, AND WE MAY NOT BE ABLE TO FULLY IMPLEMENT OUR GROWTH THROUGH ACQUISITION STRATEGY IF ATTRACTIVE TARGETS ARE ACQUIRED BY COMPETING GROUPS OR PRICED OUT OF OUR REACH DUE TO COMPETITIVE PRESSURES.

        We believe that the United States automotive retailing market is fragmented and offers many potential acquisition candidates that meet our targeting criteria. However, we compete with several other national dealer groups, some of which may have greater financial and other resources, and competition with existing dealer groups and dealer groups formed in the future for attractive acquisition targets may result in fewer acquisition opportunities and increased acquisition costs. We will have to forego acquisition opportunities to the extent that we cannot negotiate acquisitions on acceptable terms.

RISKS RELATED TO COMPETITION

THE LOSS OF KEY PERSONNEL AND LIMITED MANAGEMENT AND PERSONNEL RESOURCES MAY ADVERSELY AFFECT OUR OPERATIONS AND GROWTH.

        Our success depends to a significant degree upon the continued contributions of our management team, particularly our senior management and service and sales personnel. Additionally, manufacturer franchise agreements may require the prior approval of the applicable manufacturer before any change is made in dealership general managers. We do not have employment agreements with most of our dealership managers and other key dealership personnel. Consequently, the loss of the services of one or more of these key employees may materially impair the efficiency and productivity of our operations.

        In addition, we may need to hire additional managers as we expand. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers may adversely affect the ability of our dealerships to conduct their operations in accordance with the standards set by our headquarters management.

SUBSTANTIAL COMPETITION IN AUTOMOBILE SALES AND SERVICES MAY ADVERSELY AFFECT OUR PROFITABILITY.

        The automotive retailing and servicing industry is highly competitive with respect to price, service, location and selection. Our competition includes:

  •
  franchised automobile dealerships in our markets that sell the same or similar new and used vehicles that we offer;

  •
  other national or regional affiliated groups of franchised dealerships;

  •
  privately negotiated sales of used vehicles;

  •
  service center chain stores; and

  •
  independent service and repair shops.

        We do not have any cost advantage in purchasing new vehicles from manufacturers. We typically rely on advertising, merchandising, sales expertise, service reputation and dealership location to sell new and used vehicles. Our franchise agreements do not grant us the exclusive right to sell a manufacturer's product within a given geographic area. Our revenues or profitability may be materially and adversely affected if competing dealerships expand their market share or are awarded additional franchises by manufacturers that supply our dealerships.

RISKS RELATED TO THE AUTOMOTIVE INDUSTRY

OUR BUSINESS WILL BE HARMED IF OVERALL CONSUMER DEMAND SUFFERS FROM A SEVERE OR SUSTAINED DOWNTURN.

        Our business is heavily dependent on consumer demand and preferences. Our revenues will be materially and adversely affected if there is a severe or sustained downturn in overall levels of consumer spending. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Future recessions may have a material adverse effect on our retail business, particularly sales of new and used automobiles. Our sales of trucks and bulk sales of vehicles to corporate customers are also cyclical and dependent on overall levels of economic activity. In addition, severe or sustained increases in gasoline prices may lead to a reduction in automobile purchases or a shift in buying patterns from luxury/SUV models (which typically provide high profit margins to retailers) to smaller, more economical vehicles (which typically have lower margins).

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE CONDITIONS IN OUR LOCAL MARKETS, EVEN IF THOSE CONDITIONS ARE NOT PROMINENT NATIONALLY.

        Our performance is also subject to local economic, competitive and other conditions prevailing in our platforms' particular geographic areas. Our dealerships currently are located primarily in the Atlanta, Austin, Chapel Hill, Charlottesville, Dallas-Fort Worth, Fayetteville, Fort Pierce, Greensboro, Houston, Jackson, Jacksonville, Little Rock, Orlando, Portland, Richmond, St. Louis, Tampa and Texarkana markets. Although we intend to pursue acquisitions outside of these markets, our current operations are based in these areas. As a consequence, our results of operations depend substantially on general economic conditions and consumer spending levels in the Southeast and Texas, and to a lesser extent in the Northwest and Midwest.

THE SEASONALITY OF THE AUTOMOBILE RETAIL BUSINESS MAGNIFIES THE IMPORTANCE OF OUR SECOND AND THIRD QUARTER RESULTS.

        The automobile industry is subject to seasonal variations in revenues. Demand for automobiles is generally lower during the first and fourth quarters of each year. Accordingly, we expect our revenues and operating results generally to be lower in our first and fourth quarters than in our second and third quarters. Therefore, if conditions surface during the second or third quarters that retard automotive sales, such as war, high fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year will be disproportionately adversely affected.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY IMPORT PRODUCT RESTRICTIONS AND FOREIGN TRADE RISKS THAT MAY IMPAIR OUR ABILITY TO SELL FOREIGN VEHICLES PROFITABLY.

        A significant portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices.

OUR CAPITAL COSTS AND OUR RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY AFFECTED BY A RISING INTEREST RATE ENVIRONMENT.

        We finance our purchases of new and, to a lesser extent, used vehicle inventory using floor plan credit facilities under which we are charged interest at floating rates. In addition, we obtain capital for general corporate purposes, dealership acquisitions and real estate purchases and improvements under predominantly floating interest rate credit facilities. Therefore, excluding the potential mitigating effects from interest rate hedging techniques, our interest expenses will rise with increases in interest rates. Rising interest rates are generally associated with increasing macro economic business activity, and improvements in Gross Domestic Product. However, rising interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. Given our debt composition as of December 31, 2002, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by $7.6 million.

OTHER RISKS RELATED TO OUR BUSINESS

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL REGULATION
COMPLIANCE COSTS MAY ADVERSELY AFFECT OUR PROFITABILITY.

        We are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection laws and environmental requirements governing, among other things, discharges into the air and water, aboveground and underground storage of petroleum substances and chemicals, handling and disposal of wastes and remediation of contamination arising from spills and releases. If we or our properties violate these laws and regulations, we may be subject to civil and criminal penalties, or a cease and desist order may be issued against our operations that are not in compliance. Our future acquisitions may also be subject to governmental regulation, including antitrust reviews. Future laws and regulations relating to our business may be more stringent than current laws and regulations and require us to incur significant additional costs.

IF WE ARE UNABLE TO RETAIN KEY MANAGEMENT OR OTHER PERSONNEL, WE
MAY BE UNABLE TO SUCCESSFULLY DEVELOP OUR BUSINESS.

        We depend on our executive officers as well as other key personnel. Not all our key personnel are bound by employment agreements, and those with employment agreements are bound only for a limited period of time. If we are unable to retain our key personnel, we may be unable to successfully develop and implement our business plans. Further, we do not maintain "key man" life insurance policies on any of our executive officers or key personnel.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY CLAIMS ALLEGING
VIOLATIONS OF LAWS AND REGULATIONS IN OUR ADVERTISING, SALES, AND
FINANCE & INSURANCE ACTIVITIES.

        Our business is highly regulated. In the past several years, private plaintiffs and state attorney generals have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. The conduct of our business is subject to numerous federal, state and local laws and regulations regarding unfair, deceptive and/or fraudulent trade practices (including advertising, marketing, sales, insurance, repair and promotion practices), truth-in-lending, consumer leasing, fair credit practices, equal credit opportunity, privacy, insurance, motor vehicle finance, installment finance, closed-end credit, usury and other installment sales. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.

OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO
OPERATE OUR BUSINESS AND ADVERSELY IMPACT OUR COMPLIANCE WITH
COMMITTED CREDIT FACILITY AND DEBT COVENANTS.

        We are highly leveraged and have significant debt service obligations. As of December 31, 2002, we had total debt of $475.2 million (excluding floor plan notes payable). Our non-floor plan interest expense for the year ended December 31, 2002 was $38.4 million. In addition, we may incur additional debt from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions contained in our Committed Credit Facility and our Senior Subordinated Notes Indenture. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.

        Some of our debt, including borrowings under the Committed Credit Facility, has a variable rate of interest, which exposes us to the risk of increased interest rates. In addition, the operating and financial restrictions and covenants in our debt instruments, including the Committed Credit Facility and the Senior Subordinated Notes Indenture, may adversely affect our ability to finance our future operations or capital needs or to pursue certain business activities. In particular, our Committed Credit Facility requires us to maintain certain financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. A breach of any of the covenants in our debt instruments or our inability to comply with the required financial ratios could result in an event of default, which, if not cured or waived, could have a material adverse effect on us. In the event of any default under the Committed Credit Facility, the Committed Credit Facility lenders (the "Lenders") could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, to require us to apply all of our available cash to repay these borrowings or to prevent us from making debt service payments on the Senior Subordinated Notes, any of which would be an event of default under the Senior Subordinated Notes Indenture.

        The terms of our Committed Credit Facility require us on an ongoing basis to meet certain financial ratios, including a fixed charge coverage ratio of no less than 1.2 to 1. During January 2003, we reported to the Lenders that we did not meet our fixed charge coverage ratio requirement as of December 31, 2002. Non-financed capital expenditures are deducted from the numerator of our fixed charge coverage covenant calculation. The fixed charge coverage ratio default would therefore not have occurred had we obtained financing for two large self-funded real estate projects by the end of 2002. Subsequent to December 31, 2002, we obtained mortgage financing on one of the properties. We expect to, but can give no assurance that we will, obtain financing for the other property as early as the end of the first fiscal quarter of 2003.

        The Lenders subsequently agreed to waive this fixed charge coverage ratio default (the "Waiver Agreement") by letter dated February 5, 2003. However, we are not dependent upon the financing of the second self-funded real estate project in order for the Waiver Agreement to remain in full force and effect. In addition, two of our mortgage lenders agreed to waive their rights under the cross-default provisions of their respective mortgage documentation. As part of the Waiver Agreement, we committed to provide financial covenant compliance calculations to the Lenders on a monthly basis. The calculations must demonstrate improvement in our fixed charge coverage ratio at the end of each calendar month following January 31, 2003, until such time as the fixed charge coverage ratio exceeds 1.2:1. We must demonstrate a fixed charge coverage ratio of at least 1.2:1 by January 1, 2004.

        See "Risks Related to the Automotive Industry—Our Capital Costs and Our Results of Operations may be Materially and Adversely Affected by a Rising Interest Rate Environment" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

WE ARE A HOLDING COMPANY AND AS A RESULT ARE DEPENDENT ON OUR SUBSIDIARIES TO GENERATE SUFFICIENT CASH AND DISTRIBUTE CASH TO US TO
SERVICE OUR INDEBTEDNESS.

        Our ability to make payments on our indebtedness, fund our ongoing operations and invest in capital expenditures and any acquisitions will depend on our subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate sufficient cash from operations in an amount sufficient to enable us to service our indebtedness. Many of our subsidiaries are subject to restrictions on the payment of dividends under certain circumstances pursuant to their franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, loan facilities and floor plan agreements. For example, most of the agreements contain minimum working capital or net worth requirements, and some manufacturers' dealer agreements specifically prohibit a distribution to us if the distribution would cause the dealership to fail to meet such manufacturer's capitalization guidelines, including net working capital. These restrictions limit our ability to utilize profits generated from one subsidiary at other subsidiaries or, in some cases, at the parent company.

AVAILABLE INFORMATION

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our Internet site at http://www.asburyauto.com, as soon as reasonably practicable after the information is filed with the Securities and Exchange Commission.

Item 2. Properties

        We have 131 franchises situated in 93 dealership locations throughout nine states. We lease 59 of these locations and own the remainder. We have five locations in Mississippi and two locations in North Carolina where we lease the land but own the building facilities. These locations are included in the leased column of the table below. In addition, we lease five used vehicle facilities in Oregon and four in Texas (Price 1) and operate 23 collision repair centers. We lease 14 of these collision repair centers and own the remainder.

	Dealerships			Collision Repair Centers
	Owned	Leased		Owned	Leased
Arkansas	1	5		1	1
Atlanta	2	8	(a)	2	2
Jacksonville	14	3		4	1
Mississippi	—	7		—	1
North Carolina	13	6		1	2
Oregon	—	8		—	—
St. Louis	4	1		1	—
Tampa	—	12		—	2
Texas	—	9		—	5

Total	34	59		9	14

(a)
One of our dealerships in Atlanta that leases a new vehicle facility operates a separate used vehicle facility that is owned.

        We lease our corporate headquarters, which is located at 3 Landmark Square, Stamford, Connecticut.

Item 3. Legal Proceedings

        From time to time, we and our nine platforms are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of our business. Currently, other than the arbitration proceeding described below, no legal proceedings are pending against us or the nine platforms that, in management's opinion, if adversely determined, would be expected to have a material adverse effect on our business, financial condition or results of operations.

        We are currently involved in an arbitration proceeding that commenced on or about March 11, 2002, relating to amounts alleged due to the Estate of Brian E. Kendrick, our former chief executive officer who died in October of 2001. Allison Ann Kendrick, as executrix of Mr. Kendrick's estate, seeks damages in excess of $30 million in connection with an alleged oral agreement between Mr. Kendrick and us, purported oral amendments to Mr. Kendrick's employment agreement with us and otherwise as a result of Mr. Kendrick's employment with and membership interest in us. We have tendered to Mr. Kendrick's estate the amounts due under the written employment agreement, but the estate has refused to accept the tendered amounts. We believe that any claim for amounts in excess of those due under the written employment agreement between Mr. Kendrick and us is meritless and are vigorously defending our position in the arbitration proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock was first quoted and began trading on the New York Stock Exchange on March 14, 2002, under the symbol "ABG".

        The following table presents the quarterly high and low sales prices for our common stock as reported on the New York Stock Exchange Composite Tape for the year ended December 31, 2002:

	High	Low
First Quarter (from March 14, 2002)	$16.80	$15.25
Second Quarter	$22.25	$12.80
Third Quarter	$13.48	$8.71
Fourth Quarter	$9.60	$7.30

        There were approximately 2,300 holders of our common stock as of March 10, 2003.

        We intend to retain all our earnings to finance the growth and development of our business, including future acquisitions. Our Committed Credit Facility prohibits us from declaring or paying cash dividends or other distributions to our shareholders. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on the then applicable contractual restrictions on us contained in our financing credit facilities and other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors.

Equity Compensation Plan Information

        The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of December 31, 2002, were as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	2,112,421	$16.31	460,317

Total	2,112,421	$16.31	460,317

        Our 2002 Stock Option Plan was originally adopted by our Board of Directors on March 9, 2002. On February 25, 2003, our Board of Directors approved an amendment to the 2002 Stock Option Plan increasing the number of shares available for issuance under the 2002 Stock Option Plan from 1,500,000 to 4,750,000. Reference is made to the information set forth under the caption "Description of the Amended 2002 Plan" appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

        In January 1999, we adopted an option plan under which we issued non-qualified options granting the right to purchase limited liability company interests in us prior to our incorporation (the "1999 Option Plan"). Under our 1999 Option Plan, which was amended and restated effective December 1, 2001, we granted options to certain of our directors, officers, employees and consultants for terms and at exercise prices and vesting schedules set by the Compensation Committee of our Board of Directors. Prior to our IPO, we issued options under our 1999 Option Plan for the purchase of 3.51% of the limited liability company interests in us which were converted upon our IPO into options to purchase 1,072,738 shares of our common stock in accordance with the 1999 Option Plan and which equaled 3.23% of our outstanding common stock as of December 31, 2002. Any unvested options granted under our 1999 Option Plan will vest and become exercisable upon a change of control. We no longer issue options under our 1999 Option Plan.

Item 6. Selected Financial Data

(dollars in thousands except per share data)

        Income Statement Data:

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
Revenues:
New vehicle	$2,667,393	$2,497,515	$2,344,951	$1,768,327	$644,792
Used vehicle	1,195,613	1,119,692	1,024,143	751,434	203,931
Parts, service and collision repair	505,813	473,355	420,815	327,521	149,497
Finance and insurance, net	117,219	103,352	86,024	59,726	18,292

Total revenues	4,486,038	4,193,914	3,875,933	2,907,008	1,016,512
Cost of sales	3,779,128	3,540,794	3,296,769	2,484,176	868,829

Gross profit	706,910	653,120	579,164	422,832	147,683
Selling, general and administrative expenses	550,615	502,730	435,098	329,026	121,654
Depreciation and amortization	23,928	30,344	24,146	16,323	6,192

Income from operations	132,367	120,046	119,920	77,483	19,837

Floor plan interest expense	(17,947)	(26,443)	(34,908)	(21,663)	(7,038)
Other interest expense	(38,423)	(44,491)	(41,440)	(24,145)	(7,104)
Interest income	1,200	2,499	5,802	2,997	1,108
Net losses from unconsolidated affiliates	(100)	(3,248)	(6,066)	(616)	—
Gain (loss) on sale of assets	(75)	(384)	(1,533)	2,365	9,307
Other income (expense), net	(418)	1,913	839	151	727

Total other expense, net	(55,763)	(70,154)	(77,306)	(40,911)	(3,000)

Income before income tax expense, minority interest, extraordinary loss and discontinued operations	76,604	49,892	42,614	36,572	16,837
Income tax expense	36,742	4,980	3,570	1,742	—
Minority interest in subsidiary earnings	—	1,240	9,740	20,520	14,303

Income before extraordinary loss and discontinued operations	39,862	43,672	29,304	14,310	2,534

Extraordinary loss on early extinguishment of debt	—	(1,433)	—	—	(734)
Discontinued operations	(1,777)	1,945	1,411	1,339	810

Net income	$38,085	$44,184	$30,715	$15,649	$2,610

Earnings per share
Continuing operations:
Basic	$1.20	n/a	n/a	n/a	n/a

Diluted	$1.20	n/a	n/a	n/a	n/a

        Balance Sheet Data:

	December 31,
	2002	2001	2000	1999	1998
Working Capital	$156,910	$147,617	$150,481	$121,759	$71,664
Inventories	604,791	496,054	558,164	437,272	259,452
Total assets	1,605,644	1,465,013	1,408,223	1,037,644	713,031
Floor plan notes payable	540,419	451,375	499,332	385,263	232,297
Total debt (including current portion)	475,152	538,337	471,664	324,260	241,316
Total shareholders'/members' equity	426,951	347,907	325,883	201,188	130,954

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We are a national automotive retailer, operating 131 franchises at 93 dealership locations in nine states and 18 markets in the U.S., offering 36 different brands of vehicles. We also operate 23 collision repair centers that serve our markets.

        Our revenues are derived from three basic products: the sale of new and used cars and light trucks; maintenance and collision repair services and the sale of all automotive parts; and arranging of vehicle financing and the sale of various insurance and warranty products. Additionally, the Company operates a heavy truck business offering four nameplates in Atlanta, Georgia.

        Since inception, we have grown through the acquisition of nine large platforms and numerous tuck-in acquisitions. All acquisitions were accounted for using the purchase method of accounting. As a result, the operations of the acquired dealerships are included in the consolidated statements of income commencing on the date acquired.

        Our gross profit varies with our revenue mix. The sale of vehicles generally results in lower gross profit margins, while parts, service, collision repair, and finance and insurance revenues produce higher gross profit margins. As a result, when vehicle sales decrease as a percentage of total sales, our gross profit percentage goes up.

        Selling, general and administrative expenses ("SG&A") consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other typical operating expenses. A significant portion of our selling expenses are variable (such as sales commissions), or controllable expenses (such as advertising), generally allowing our cost structure to adapt in response to trends in our business.

        Sales of motor vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions including general business cycles, consumer confidence, availability of consumer credit, fuel prices and interest rates. Although these factors may impact our business, we believe that any future negative trends may be mitigated by the performance of our used vehicles sales, parts, service and collision repair operations, our variable cost structure, regional diversity and advantageous brand mix.

        Our operations are subject to modest seasonal variations that are somewhat offset by our regional diversity. We typically generate more revenue and operating income in the second and third quarters than in the first and fourth quarters. Seasonality is based upon, among other things, weather conditions, manufacturer incentive programs, model changeovers and consumer buying patterns.

RESULTS OF OPERATIONS

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

        Net income for the year ended December 31, 2002, was $38.1 million, or $1.15 per share basic and diluted. Tax affected pro forma net income for the year ended December 31, 2002 was $44.3 million or $1.34 per share basic and diluted. These pro forma results (i) exclude a non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability associated with the Company's conversion to a corporation and (ii) include a pro forma tax charge of $5.3 million as if the Company was a corporation for the entire period. Tax affected pro forma net income for the year ended December 31, 2002, excluding the after tax losses from discontinued operations of $1.8 million, was $46.1 million, or $1.36 per share basic and diluted, assuming the 4,500,000 newly issued shares offered in the IPO on March 14, 2002 were offered on January 1, 2002.

        Income from continuing operations before income taxes, minority interest and extraordinary loss totaled $76.6 million for the year ended December 31, 2002, up 28.8% over the same period in 2001 after adjusting for the elimination of goodwill amortization as required by Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 required companies to stop amortizing goodwill beginning January 1, 2002. The increase can be primarily attributed to higher retail volumes combined with increased margins on new and used vehicles, the continued strength of both our parts, service and collision repair (fixed operations) and finance and insurance businesses, and the impact of lower interest rates on floor plan and non-floor plan financing. Included in the 2002 results is a pre-tax loss of $7.3 million from the Company's Price 1 Auto Stores. Price 1 currently consists of four stores in Houston, Texas that sell used vehicles and related finance and insurance products at facilities located on Wal-Mart parking lots. Evaluation of the operating and financial success of the program is ongoing. Tax affected pro forma net income and per share amounts have not been provided for the prior year, as we believe that such comparisons with the current year would not be meaningful due to changes in our tax status.

  Revenues-
  (dollars in thousands)

	For the Years Ended
			Increase (Decrease)	% Change
	12/31/02	12/31/01
New Vehicle Data:
Retail revenues—same store(1)	$2,497,334	$2,451,247	$46,087	2%
Retail revenues—acquisitions	126,732	—
Retail revenues—divestitures(2)	—	8,521

Total new retail revenues	2,624,066	2,459,768	164,298	7%
Fleet revenues—same store(1)	34,014	37,747	(3,733)	(10%)
Fleet revenues—acquisitions	9,313	—

Total new fleet revenues	43,327	37,747	5,580	15%

New vehicle revenue, as reported	$2,667,393	$2,497,515	$169,878	7%

Retail units—same store(1)	91,872	93,635	(1,763)	(2%)
Retail units—actual	96,282	94,050	2,232	2%
Used Vehicle Data:
Retail revenues—same store(1)	$839,631	$875,977	$(36,346)	(4%)
Retail revenues—acquisitions	74,840	—
Retail revenues—divestitures(2)	—	3,099

Total used retail revenues	914,471	879,076	35,395	4%
Wholesale revenues—same store(1)	254,505	239,790	14,715	6%
Wholesale revenues—acquisitions	26,637	—
Wholesale revenues—divestitures(2)	—	826

Total used retail revenues	281,142	240,616	40,526	17%

Used vehicle revenue, as reported	$1,195,613	$1,119,692	$75,921	7%

Retail units—same store(1)	55,176	59,509	(4,333)	(7%)
Retail units—actual	60,166	59,725	441	1%
Parts, Service and Collision Repair:
Revenues—same store(1)	$482,540	$471,346	$11,194	2%
Revenues—acquisitions	23,273	—
Revenues—divestitures(2)	—	2,009

Parts, service and collision repair revenue, as reported	$505,813	$473,355	$32,458	7%

Finance and Insurance:
Revenues—same store(1)	$111,849	$103,184	$8,665	8%
Revenues—acquisitions	5,370	—
Revenues—divestitures(2)	—	168

Finance and insurance revenue, as reported	$117,219	$103,352	$13,867	13%

Total Revenue:
Same store(1)	$4,219,873	$4,179,291	$40,582	1%
Acquisitions	266,165	—
Divestitures(2)	—	14,623

Total revenue, as reported	$4,486,038	$4,193,914	$292,124	7%

(1)
Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.

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

        Revenues for the year ended December 31, 2002, increased $292.1 million, or 7%, over the same period last year, to $4.5 billion. Same store revenue growth accounted for $40.6 million of the increase with the remainder made up of acquisitions, net of 2001 divestitures. While same store new retail units were down 2%, related revenues were up 2% driven by a shift to higher priced vehicles such as SUVs, light trucks and minivans. Used retail units were down 7% on a same store basis, as new vehicle incentives continued to attract higher-end used car buyers, contributing to an overall weak used car market. We were able to partially make up for the unit decrease by shifting our mix to higher priced certified used vehicles, light trucks and SUVs, resulting in a 4% decline in same store used retail revenues period over period. Fixed operations revenues were up 2% on a same store basis, primarily from successful customer retention and new service product offerings. Same store finance and insurance revenues were up 8% and gross profit per vehicle retailed ("PVR") increased 13% on a same store basis, principally due to the continued focus on menu selling, the maturing of our preferred product provider programs and the introduction of new products.

  Gross Profit-
  (dollars in thousands, except for per vehicle data)

	For the Years Ended
			Increase (Decrease)	% Change
	12/31/02	12/31/01
New Vehicle Data:
Retail gross profit—same store(1)	$204,217	$202,424	$1,793	1%
Retail gross profit—acquisitions	10,434	—
Retail gross profit—divestitures(2)	—	540

Total new retail gross profit	214,651	202,964	11,687	6%
Fleet gross profit—same store(1)	1,229	2,171	(942)	(43%)
Fleet gross profit—acquisitions	212	—

Total fleet gross profit	1,441	2,171	(730)	(34%)

New vehicle gross profit, as reported	$216,092	$205,135	$10,957	5%

Retail units—same store(1)	91,872	93,635	(1,763)	(2%)
Retail units—actual	96,282	94,050	2,232	2%
Used Vehicle Data:
Retail gross profit—same store(1)	$101,729	$102,420	$(691)	(1%)
Retail gross profit—acquisitions	8,053	—
Retail gross profit—divestitures(2)	—	332

Total used retail gross profit	109,782	102,752	7,030	7%
Wholesale gross profit—same store(1)	(2,704)	(3,165)	461	15%
Wholesale gross profit—acquisitions	(567)	—
Wholesale gross profit—divestitures(2)	—	(107)

Total used retail gross profit	(3,271)	(3,272)

Used vehicle gross profit, as reported	$106,511	$99,480	$7,031	7%

Retail units—same store(1)	55,176	59,509	(4,333)	(7%)
Retail units—actual	60,166	59,725	441	1%
Parts, Service and Collision Repair:
Gross profit—same store(1)	$252,781	$244,282	$8,499	3%
Gross profit—acquisitions	14,307	—
Gross profit—divestitures(2)	—	871

Parts, service and collision repair gross profit, as reported	$267,088	$245,153	$21,935	9%

Finance and Insurance:
Gross profit—same store(1)	$111,849	$103,184	$8,665	8%
Gross profit—acquisitions	5,370	—
Gross profit—divestitures(2)	—	168

Finance and insurance gross profit, as reported	$117,219	$103,352	$13,867	13%

Gross profit per vehicle retailed—same store(1)	$761	$674	$87	13%
Gross profit per vehicle retailed—actual	$749	$672	$77	11%
Total Gross Profit:
Same store(1)	$669,101	$651,316	$17,785	3%
Acquisitions	37,809	—
Divestitures(2)	—	1,804

Total gross profit, as reported	$706,910	$653,120	$53,790	8%

(1)
Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.
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

        Gross profit for the year ended December 31, 2002, was $706.9 million, up $53.8 million, or 8%, over the same period last year. Same store gross profit growth accounted for $17.8 million of the increase, with the remainder made up of acquisitions, net of 2001 divestitures. We achieved significant same store growth in both fixed operations and finance and insurance which was slightly offset by weaker used vehicle retail gross profit performance caused by diminished volumes.

  Selling, General and Administrative Expenses-

        Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2002, increased $47.9 million, or 10%, over the year ended December 31, 2001. Increased variable compensation related to higher gross profit, incremental expense flow through from acquisitions, increased insurance costs of $5.5 million, expenses of $5.6 million related to the Price 1 Auto Stores and a $1.0 million charge for the re-audit of the Company's prior year financial statements all contributed to the overall increase in SG&A. As a result, SG&A expenses as a percentage of revenues increased 30 basis points to 12.3% for the year ended December 31, 2002, compared to the same period in 2001.

  Depreciation and Amortization-

        Depreciation and amortization expense decreased $6.4 million for the year ended December 31, 2002, as compared to the same period in 2001. The decrease is primarily the result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite life intangibles no longer be amortized beginning on January 1, 2002 ($9.6 million in 2001), offset by $1.9 million of incremental depreciation and amortization related to the Price 1 Auto Stores.

  Other Income (Expense)-

        Floor plan interest expense decreased to $17.9 million for the year ended December 31, 2002, compared with $26.4 million for the year ended December 31, 2001. This decline was primarily due to lower interest rates. Non-floor plan interest expense decreased by $6.1 million from the prior year, as interest expense on our Committed Credit Facility was reduced by debt repayments resulting from the use of proceeds from our IPO in March 2002 and the implementation of a consolidated cash management system in the third quarter of 2002, more than offset the incremental interest expense of our Senior Subordinated Notes issuance in June 2002. Net losses from unconsolidated affiliates for the year ended December 31, 2001, were related to our share of losses in an automotive finance company and the write-off of an equity investment. The $100,000 loss for the year ended December 31, 2002, represents the write-off of the remaining investment in that finance company. Other income (expense) typically represents third party rental and sublease income on certain of our real estate properties. Such amounts were offset in 2002 by charges of $574,000 related to certain non-operating expenses associated with our IPO and $604,000 related to two loan guarantees, while 2001 included a gain on an interest rate swap transaction of $375,000.

  Income Tax Provision-

        During the year ended December 31, 2002, we recorded, in accordance with SFAS No. 109, a one-time non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability in connection with our conversion from a limited liability company to a corporation. This liability represented the difference between the financial statement and tax basis of our assets and liabilities at the conversion date. Our pro forma tax rate for 2002 was 39.8%. During the year ended December 31, 2001, we were structured as a limited liability company and only provided a tax provision in accordance with SFAS No. 109 on the "C" corporations that we owned directly or indirectly during that period.

  Extraordinary Loss on the Early Extinguishment of Debt-

        In connection with the repayment of certain term notes with the proceeds from borrowings under the Committed Credit Facility, we incurred prepayment penalties and wrote off the unamortized portion of deferred finance fees, aggregating $1.4 million, in the first quarter of 2001.

  Discontinued Operations-

        The $1.8 million loss from discontinued operations for the year ended December 31, 2002, reflects the combined net operating losses of dealerships sold during 2002 or pending sale as of December 31, 2002, plus the approximately $900,000 after-tax loss on disposal of dealerships sold in 2002.

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

        Income from continuing operations before taxes, minority interest and extraordinary loss totaled $49.9 million for the year ended December 31, 2001, up 17.1% over the same period in 2000. The entire increase can be attributed to eight dealership acquisitions (15 franchises) in 2001, as same store performance suffered due to weaknesses in both Arkansas and Oregon.

  Revenues-
  (dollars in thousands)

	For the Years Ended
			Increase (Decrease)	% Change
	12/31/01	12/31/00
New Vehicle Data:
Retail revenues—same store(1)	$2,251,852	$2,275,909	$(24,057)	(1%)
Retail revenues—acquisitions	207,916	—
Retail revenues—divestitures(2)	—	33,801

Total new retail revenues	2,459,768	2,309,710	150,058	6%
Fleet revenues—same store(1)	28,907	34,997	(6,090)	(17%)
Fleet revenues—acquisitions	8,840	—
Fleet revenues—divestitures(2)	—	244

Total new fleet revenues	37,747	35,241	2,506	7%

New vehicle revenue, as reported	$2,497,515	$2,344,951	$152,564	7%

Retail units—same store(1)	86,537	90,043	(3,506)	(4%)
Retail units—actual	94,050	91,514	2,536	3%
Used Vehicle Data:
Retail revenues—same store(1)	$777,609	$776,507	$1,102	0%
Retail revenues—acquisitions	101,467	—
Retail revenues—divestitures(2)	—	14,166

Total used retail revenues	879,076	790,673	88,403	11%
Wholesale revenues—same store(1)	210,601	230,682	(20,081)	(9%)
Wholesale revenues—acquisitions	30,015	—
Wholesale revenues—divestitures(2)	—	2,788

Total used retail revenues	240,616	233,470	7,146	3%

Used vehicle revenue, as reported	$1,119,692	$1,024,143	$95,549	9%

Retail units—same store(1)	53,070	54,496	(1,426)	(3%)
Retail units—actual	59,725	55,630	4,095	7%
Parts, Service and Collision Repair:
Revenues—same store(1)	$438,381	$416,607	$21,774	5%
Revenues—acquisitions	34,974	—
Revenues—divestitures(2)	—	4,208

Parts, service and collision repair revenue, as reported	$473,355	$420,815	$52,540	12%

Finance and Insurance:
Revenues—same store(1)	$96,240	$85,129	$11,111	13%
Revenues—acquisitions	7,112	—
Revenues—divestitures(2)	—	895

Finance and insurance revenue, as reported	$103,352	$86,024	$17,328	20%

Total Revenue:
Same store(1)	$3,803,590	$3,819,831	$(16,241)	0%
Acquisitions	390,324	—
Divestitures(2)	—	56,102

Total revenue, as reported	$4,193,914	$3,875,933	$317,981	8%

(1)
Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.
(2)
The results of operations of divestitures made in fiscal year 2001 and 2000 are included in the "as reported" numbers for those years for the period through the date of disposal. The results of operations of divestitures made in fiscal year 2002 are accounted for under SFAS No. 144 as "discontinued operations" and accordingly are not included in 2001 or 2000 sales or gross profit amounts for "same store" or "as reported."

        Revenues for the year ended December 31, 2001, increased $318.0 million, or 8%, over the same period in 2000 to $4.2 billion. Same store revenue decrease of $16.2 million was more than offset by $334.2 million of acquisition revenues, net of 2000 divestitures. New vehicle retail units were down 4% on a same store basis principally due to a significant decrease in Ford sales after the Firestone recall. Same store new retail revenues only decreased 1% as selling prices increased. Used retail units were down 3% on a same store basis. We were able to partially make up for the unit decrease by shifting our mix to higher priced certified used vehicles, light trucks and SUVs, resulting in flat same store used retail revenues period over period. Fixed operations revenues were up 5% on a same store basis, primarily due to expanded product offerings and increases in warranty business. Finance and insurance revenues were up 13% and PVR increased 17% on a same store basis, due to the introduction of menu selling, the Company's preferred product provider programs and other new products.

  Gross Profit-
  (dollars in thousands, except for per vehicle data)

	For the Years Ended
			Increase (Decrease)	% Change
	12/31/00	12/31/00
New Vehicle Data:
Retail gross profit—same store(1)	$183,837	$183,783	$54	0%
Retail gross profit—acquisitions	19,127	—
Retail gross profit—divestitures(2)	—	2,671

Total new retail gross profit	202,964	186,454	16,510	9%
Fleet gross profit—same store(1)	1,909	2,158	(249)	(12%)
Fleet gross profit—acquisitions	262	1

Total fleet gross profit	2,171	2,159	12	1%

New vehicle gross profit, as reported	$205,135	$188,613	$16,522	9%

Retail units—same store(1)	86,537	90,043	(3,506)	(4%)
Retail units—actual	94,050	91,514	2,536	3%
Used Vehicle Data:
Retail gross profit—same store(1)	$89,770	$90,072	$(302)	0%
Retail gross profit—acquisitions	12,982	—
Retail gross profit—divestitures(2)	—	1,853

Total used retail gross profit	102,752	91,925	10,827	12%
Wholesale gross profit—same store(1)	(3,694)	(2,004)	(1,690)	(84%)
Wholesale gross profit—acquisitions	422	—
Wholesale gross profit—divestitures(2)	—	15

Total used retail gross profit	(3,272)	(1,989)	(1,283)	(65%)

Used vehicle gross profit, as reported	$99,480	$89,936	$9,544	11%

Retail units—same store(1)	53,070	54,496	(1,426)	(3%)
Retail units—actual	59,725	55,630	4,095	7%
Parts, Service and Collision Repair:
Gross profit—same store(1)	$225,210	$212,410	$12,800	6%
Gross profit—acquisitions	19,943	—
Gross profit—divestitures(2)	—	2,181

Parts, service and collision repair gross profit, as reported	$245,153	$214,591	$30,562	14%

Finance and Insurance:
Gross profit—same store(1)	$96,240	$85,129	$11,111	13%
Gross profit—acquisitions	7,112	—
Gross profit—divestitures(2)	—	895

Finance and insurance gross profit, as reported	$103,352	$86,024	$17,328	20%

Gross profit per vehicle retailed—same store(1)	$689	$589	$100	17%
Gross profit per vehicle retailed—actual	$672	$585	$87	15%
Total Gross Profit:
Same store(1)	$593,272	$571,548	$21,724	4%
Acquisitions	59,848	—
Divestitures(2)	—	7,616

Total gross profit, as reported	$653,120	$579,164	$73,956	13%

(1)
Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.

(2)
The results of operations of divestitures made in fiscal year 2001 and 2000 are included in the "as reported" numbers for those years for the period through the date of disposal. The results of operations of divestitures made in fiscal year 2002 are accounted for under SFAS No. 144 as "discontinued operations" and accordingly are not included in 2001 or 2000 sales or gross profit amounts for "same store" or "as reported."

        Gross profit for the year ended December 31, 2001, was $653.1 million, up $74.0 million, or 13%, over the same period last year. Same store gross profit growth accounted for $21.7 million of the increase, with the remainder made up from acquisitions, net of 2000 divestitures. We achieved same store growth in fixed operations and finance and insurance, with new and used vehicle gross profit remaining flat year over year.

  Selling, General and Administrative Expenses-

        Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2001, increased $67.6 million, or 16%, over the year ended December 31, 2000. Increased variable compensation related to higher gross profit, additional personnel and fixed expenses from acquisitions, severance payments related to previous platform management and repurchase of a carried interest of, collectively, $6.7 million and the rebranding of the Oregon platform of $1.2 million all contributed to the overall increase in SG&A. As a result, SG&A expenses as a percentage of revenues increased 80 basis points to 12.0% for the year ended December 31, 2001, compared to the same period in 2000.

  Depreciation and Amortization-

        The increase in depreciation and amortization of $6.2 million was principally attributable to acquisitions.

  Other Income (Expense)-

        Floor plan interest expense decreased to $26.4 million for the year ended December 31, 2001, from $34.9 million for the year ended December 31, 2000, primarily due to a decline in interest rates in 2001, offset by the incremental impact of acquisitions and a decision to finance a greater percentage of vehicles. Other interest expense increased by $3.1 million over the year ended December 31, 2000, principally due to increased borrowings used to fund acquisitions, partially offset by a decline in interest rates. Net losses from unconsolidated affiliates of $3.2 million in the year ended December 31, 2001, represent our share of losses in an automotive finance company and the write down of our investment in CarsDirect.com. Losses in the year ended December 31, 2000, primarily resulted from our investment in Greenlight.com, which was fully written off as of December 31, 2000. Interest income was $3.3 million lower for the year ended December 31, 2001, as compared to 2000 due to lower interest rates and a decrease in average available cash.

  Income Tax Provision-

        Our income tax provision was $5.0 million for the year ended December 31, 2001, as compared to $3.6 million for the year ended December 31, 2000. During these years, we were structured primarily as limited liability companies and partnerships (with Asbury Automotive Group, L.L.C. as the parent), which were treated as partnerships for tax purposes. Under this structure, such companies and partnerships were not subject to income taxes. Therefore, no provision for federal or state income taxes was included in the financial statements for these limited liability companies and partnerships for 2000 and 2001. However, we also had nine subsidiaries that were "C" corporations under the provisions of the U.S. Internal Revenue Code. Accordingly, we followed the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" for the 2000 and 2001 earnings of these subsidiaries.

  Extraordinary Loss on the Early Extinguishment of Debt-

        In connection with the repayment of certain term notes with the proceeds from borrowings under the Committed Credit Facility, we incurred prepayment penalties and wrote-off the unamortized portion of deferred finance fees, aggregating $1.4 million, in the first quarter of 2001. We had no extraordinary loss in 2000.

  Discontinued Operations-

        The $1.9 million and $1.4 million income from discontinued operations for the years ended December 31, 2001 and 2000, respectively, reflects the combined net operating income of dealerships sold in 2002 or pending sale as of December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. These requirements are met principally from cash flow from operations, borrowings under the Committed Credit Facility, Floor Plan Facilities (as defined below), and mortgage notes. As of December 31, 2002, we had cash and cash equivalents of $22.6 million.

  Credit Facilities-

        On January 17, 2001, we entered into a committed financing agreement (the "Committed Credit Facility") with Ford Motor Credit Company, General Motors Acceptance Corporation and DaimlerChrysler Services North America LLC (the "Lenders") with total availability of $550 million. The Committed Credit Facility is used for acquisition financing and working capital purposes. At December 31, 2002, $461.5 million was available for borrowings. Except as noted below, all borrowings under the Committed Credit Facility bear interest at variable rates based on 1-month LIBOR plus a specified percentage that is dependent upon our leverage ratio as defined in the Committed Credit Facility as of the end of each calendar quarter. The weighted average interest rates, including the amortization of related loan acquisition costs, were 10.8% and 9.8% for the years ended December 31, 2002 and 2001, respectively.

        This Committed Credit Facility imposes a blanket lien upon substantially all our assets not otherwise subject to security interests, granted to floor plan lenders or granted to mortgage lenders, and contains covenants that, among other things, place significant restrictions on our ability to incur additional debt, encumber our property and other assets, repay other debt, dispose of assets, invest capital and permit our subsidiaries to issue equity securities. The terms of our Committed Credit Facility require us on an ongoing basis to meet certain financial ratios, including a current ratio, as defined in our Committed Credit Facility, of at least 1.2 to 1, a fixed charge coverage ratio, as defined in our Committed Credit Facility, of no less than 1.2 to 1, and a leverage ratio, as defined in our Committed Credit Facility, of no greater than 4.4 to 1. An unwaived or uncured breach of these covenants or any other of the covenants in the Committed Credit Facility would be cause for acceleration of repayment and termination of the facility by the Lenders.

        During January 2003, we reported to the Lenders that we did not meet our fixed charge coverage ratio requirement as of December 31, 2002. Non-financed capital expenditures are deducted from the numerator of our fixed charge coverage covenant calculation. The fixed charge coverage ratio default would therefore not have occurred had we obtained financing for two large self-funded real estate projects by the end of 2002. Subsequent to December 31, 2002, we obtained mortgage financing on one of the properties. We expect to, but can give no assurance that we will, obtain financing for the other property as early as the end of the first fiscal quarter of 2003.

        The Lenders subsequently agreed to waive this fixed charge coverage ratio default (the "Waiver Agreement") by letter dated February 5, 2003. We are not dependent upon the financing of the second self-funded real estate project in order for the Waiver Agreement to remain in full force and effect. A complete evaluation of our debt agreements revealed potentially material cross-default provisions within documentation from two mortgage lenders. At our request, both mortgage lenders agreed to waive their rights under the cross-default provisions of their respective mortgage documentation. We then informed our Lenders that all potentially material cross-defaults had been addressed pursuant to the terms previously outlined by the Lenders. As part of the Waiver Agreement, we committed to provide financial covenant compliance calculations to the Lenders on a monthly basis. The calculations must demonstrate improvement in our fixed charge coverage ratio at the end of each calendar month following January 31, 2003, until such time as our fixed charge coverage ratio exceeds 1.2:1. We must demonstrate a fixed charge coverage ratio of at least 1.2:1 by January 1, 2004.

        The Committed Credit Facility also contains provisions for default upon, among other things, a change of control, a material adverse change, the nonpayment of obligations and a default under other agreements. As of the date of the filing of this Form 10-K, we were in compliance with all covenants of the Committed Credit Facility, as modified by the Waiver Agreement. The terms of the Committed Credit Facility provide that a default under the Floor Plan Facilities described below, among other obligations, constitutes a default under the Committed Credit Facility.

        In connection with the Waiver Agreement, we agreed that, for the duration of the waiver period, or until our fixed charge coverage ratio is 1.2:1 or greater at any month end during the waiver period, whichever is earlier, we will, among other things, not borrow under the Committed Credit Facility for working capital needs (we do not plan to use this funding source in the foreseeable future), not make acquisitions without the prior written consent of the Lenders and pay interest at the default rate set forth in the Committed Credit Facility. In addition, during the waiver period, the Lenders rescinded their previously issued consent which allowed for the repurchase of our common stock. See "Stock Repurchase" below.

        The waiver period will automatically terminate upon the occurrence of any other event of default or unmatured event of default under the Committed Credit Facility or if our fixed charge coverage ratio does not improve in each calendar month following January 31, 2003. During the waiver period, we retain full and complete access to our Cash Management Sublimit. See "Cash Management Sublimit." The combination of the Cash Management Sublimit availability and cash on hand provided us with over $60 million of cash and cash equivalent liquidity at February 28, 2003. In addition, the Committed Credit Facility is available for acquisitions, provided the acquisition is approved by the Lenders.

        The Committed Credit Facility requires us to apply 80% of the net proceeds of equity offerings and 100% of the net proceeds of debt offerings to repayment of outstanding indebtedness under the facility.

        Substantially all our subsidiaries have guaranteed, and substantially all our future subsidiaries will be required to guarantee, our obligations under the Committed Credit Facility. Substantially all of our assets not subject to security interests granted to floor plan lenders or mortgage lenders are subject to security interests to lenders under the Committed Credit Facility. We pay annually in arrears a commitment fee for the Committed Credit Facility of 0.35% of the undrawn amount available to us. The Committed Credit Facility provides for an indefinite series of one-year extensions at our request, if approved by the Lenders at their sole discretion. Conversely, we can terminate the Committed Credit Facility by repaying all of the outstanding balances under the facility plus a termination fee. The termination fee is currently equal to 1% of the Lenders' Commitment (as defined in the Committed Credit Facility) and becomes zero on January 17, 2004. Even if we terminate the Committed Credit Facility, each Lender is entitled to retain its security interest in all existing and future collateral until all Floor Plan Facilities have been repaid and terminated.

        The Committed Credit Facility has been extended by the Lenders through January 16, 2005.

  Senior Subordinated Notes-

        On June 5, 2002, we issued 9% Senior Subordinated Notes in the aggregate principal amount of $250,000,000 (the "Notes"), receiving net proceeds of $241,525,000. The $8.5 million costs related to the issuance of the Notes were capitalized and are being amortized to interest expense over the term of the Notes. The net proceeds from the Notes issuance were utilized to repay certain indebtedness under our Committed Credit Facility. We pay interest on the Notes on June 15 and December 15 of each year. The Notes will mature on June 15, 2012. At any time on or after June 15, 2007, we may, at our option, choose to redeem all or a portion of the Notes at a redemption price that begins at 104.5% of the aggregate principal amount of the Notes and reduces in each calendar year by 1.5% until the price reaches 100% of the aggregate principal amount in 2010 and thereafter. On or before June 15, 2005, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 109% of their principal amount plus accrued and unpaid interest thereon. At any time before June 15, 2007, we may, at our own option, choose to redeem all or a portion of the Notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the Note Indenture.

        The Notes are guaranteed by substantially all of our current subsidiaries and all of our future domestic restricted subsidiaries that have outstanding, incur or guarantee any other indebtedness. The Notes and the subsidiary guarantees will rank behind all of our and the subsidiary guarantors' current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, the Notes and subsidiary guarantees. The Notes will rank equally with all of our and our subsidiary guarantors' future senior subordinated indebtedness. The Notes will be effectively subordinated to all debt of our subsidiaries that do not guarantee the Notes. The terms of the Senior Subordinated Notes restrict our ability to, among other things, incur additional indebtedness and sell assets.

        As of December 31, 2002, we had the following contractual obligations:

	Total	2003		2004	2005	2006	2007	Thereafter
Floor plan financing	$540,419	$540,419		$—	$—	$—	$—	$—
Long-term debt including capital lease obligations	475,152	35,009	(1)	29,855	106,173	4,595	11,567	287,953
Operating leases	237,692	30,668		28,663	27,390	26,104	25,507	99,360
Guarantee liability	2,000	2,000		—	—	—	—

Total	$1,255,263	$608,096		$58,518	$133,563	$30,699	$37,074	$387,313

(1)
Includes $15.5 million of mortgage debt that we anticipate refinancing to long term.

  Guarantees-

        We have guaranteed three loans made by financial institutions either directly to platform management or to non-consolidated entities controlled by platform management which totaled approximately $6.1 million at December 31, 2002. Two of these guarantees, made on behalf of two platform executives in November 1998, were made in conjunction with those executives acquiring equity in one of our subsidiaries. The primary obligors of these notes are the platform executives. In each of these cases we believed that it was important for each of the individuals to have equity at risk. We recorded a liability of $2 million as of December 31, 2002, to reflect our estimate of the probable liability under these guarantees, and $604,000 was charged to operations in 2002, net of anticipated collateral recoveries. The third guarantee was made by a corporation acquired by us in October 1998 and guarantees an industrial revenue bond. The primary obligors of this note are a non-dealership business entity and that entity's partners as individuals. Under the terms of the industrial revenue bond, we could not remove ourselves as a guarantor. The note is fully collateralized by the underlying property of the business entity.

  Floor Plan Facilities-

        On January 17, 2001, and in connection with the Committed Credit Facility, the Company obtained uncommitted floor plan financing lines of credit for new and used vehicles (the "Floor Plan Facilities"). We refinanced substantially all of our then existing floor plan debt under the Floor Plan Facilities. The Floor Plan Facilities do not have specified maturities. They bear interest at variable rates based on LIBOR or the prime rate and are provided by Ford Motor Credit Company, DaimlerChrysler Services North America LLC and General Motors Acceptance Corporation, with total availability of $750 million. The weighted average interest rates on our floor plan notes payable were 3.9% and 6.3% for the years ended December 31, 2002 and 2001, respectively.

Ford Motor Credit Company	$330 million
DaimlerChrysler Services North America LLC	315 million
General Motors Acceptance Corporation	105 million

Total Floor Plan lines	$750 million

        In addition, we have ancillary floor plan facilities with Comerica Bank and Navistar Financial for our heavy truck business within our Atlanta platform. Outstandings under these facilities totaled $31.3 million as of December 31, 2002.

        We finance substantially all of our new vehicle inventory and a portion of our used vehicle inventory under the Floor Plan Facilities. We are required to make monthly interest payments on the amount financed but are not required to repay the principal prior to the sale of the vehicle. The Floor Plan Facilities also provide used vehicle financing up to a fixed percentage of the value of each financed used vehicle. These floor plan arrangements grant a security interest in the financed vehicles as well as the related sales proceeds. As of December 31, 2002, we had $540.4 million outstanding under all of our floor plan financing agreements.

  Mortgages-

        As of December 31, 2002, we had 19 outstanding real estate mortgages at six operating platforms totaling $116.9 million. The mortgage notes bear interest at fixed and variable rates (the weighted average interest rates were 5.5% and 7.9% for the years ended December 31, 2002 and 2001, respectively). These obligations are secured by the related real estate and mature between 2003 and 2015. Under the terms of our Committed Credit Facility, no guarantees from us or any of our subsidiaries are allowed in support of our mortgage notes; however, certain indebtedness which was in place prior to the credit facility is subject to guarantees. Our Lenders have taken a second mortgage position behind the respective first lien holder on all of our financed real estate except for one property. During 2003, we expect to refinance approximately $15.5 million of mortgage debt, currently included in our current portion of long-term debt, with either long-term mortgages or long-term lease agreements pursuant to sales/leaseback transactions. There is no guarantee that we will be able to refinance or replace through sales/leaseback transactions these mortgages, or that the rates and terms of any refinanced mortgage or sales/leaseback transaction will be comparable to terms currently in place.

  Cash Management Sublimit-

        During the third quarter of 2002, we obtained consent from the Lenders for a Cash Management Sublimit of $75 million under our Committed Credit Facility. The Cash Management Sublimit allows us to repay up to $75 million of debt outstanding under our Committed Credit Facility, using cash that has been centrally collected by our new cash management system. The net amount repaid under the Cash Management Sublimit is available to be borrowed by us on short-term notice for general corporate purposes. As of December 31, 2002 and February 28, 2003, we had $20 million and $25 million, respectively, available for borrowings under our Cash Management Sublimit.

Cash Flow

  Operating Activities-

        Cash flow from operations totaled $68.0 million for the year ended December 31, 2002, as net income of $38.1 million plus non-cash items of $45.1 million (primarily depreciation and amortization and deferred income taxes) were offset by a $15.2 million use of cash from the net change in operating assets and liabilities. This change is the result of higher floor plan notes payable caused by higher inventories due to a decline in sales in the fourth quarter 2002, increased accounts payable and accrued liabilities due to the timing of payments, increased net receivables (including contracts-in-transit) resulting from the timing of receipts from manufacturers and customers, and a reduction in other net operating assets and liabilities.

        Cash flow from operations totaled $96.5 million for the year ended December 31, 2001, consisting of net income of $44.2 million, non-cash items of $39.3 million (primarily depreciation and amortization and net losses from unconsolidated affiliates) and a $13.0 million source of cash from the net change in operating assets and liabilities. This net increase is due to reduced inventories resulting from strong fourth quarter 2001 sales offset by related decreases in floor plan notes payable, increased accounts payable and accrued liabilities due to the timing of payments, increased net receivables (including contracts-in-transit) resulting from the timing of receipts from manufacturers and increased customer sales at the end of 2001, and a reduction in other net operating assets and liabilities.

        Cash flow from operations totaled $63.0 million for the year ended December 31, 2000, as net income of $30.7 million plus non-cash items of $42.6 million (primarily depreciation and amortization, minority interest in subsidiary earnings and net losses from unconsolidated affiliates) were offset by a $10.3 million use of cash from the net change in operating assets and liabilities. This change is the result of higher floor plan notes payable caused by a fourth quarter 2000 build up in inventories, primarily Ford, in the months after the Firestone recall, decreased accounts payable and accrued liabilities due to the timing of payments, increased net receivables (including contracts-in-transit) resulting from the timing of receipts from manufacturers and increased customer sales at the end of 2000, and an increase in other net operating assets and liabilities.

  Investing Activities-

        Net cash flow used in investing activities for the year ended December 31, 2002, was $71.4 million, as spending for capital expenditures of $57.5 million and the acquisition of six dealerships for $20.5 million were offset by proceeds from the dispositions of four franchises for $5.2 million and other investing activities.

        Net cash flow used in investing activities for the year ended December 31, 2001, was $98.3 million, as spending for capital expenditures of $50.0 million, the acquisition of seven dealerships for $50.2 million and an equity investment of $1.2 million were offset by proceeds from other investing activities.

        Net cash flow used in investing activities for the year ended December 31, 2000, was $212.9 million, as spending for capital expenditures of $36.1 million and the acquisition of 18 dealerships for $183.8 million were offset by proceeds from the sale of assets for $6.1 million and other investing activities.

  Financing Activities-

        Net cash flow used in financing activities for the year ended December 31, 2002, was $34.6 million, as net proceeds from our IPO, proceeds from the Senior Subordinated Notes issuance and borrowings on our Committed Credit Facility for acquisition financing of $386.5 million offset a net reduction in borrowings of $396.2 million, distributions to members, payment of debt issuance costs related to the Senior Subordinated Notes issuance and the repurchase of our common stock.

        Net cash flow from financing activities for the year ended December 31, 2001, was $15.0 million, as net proceeds from borrowings, including the refinancing of our Committed Credit Facility of $399.7 million, were offset by a net reduction in borrowings of $343.4 million, distributions to members, payment of debt issuance costs related to Committed Credit Facility refinancing and the repurchase of members' interest.

        Net cash flow from financing activities for the year ended December 31, 2000 was $152.3 million, as net proceeds from borrowings of $159.4 million, were offset by distributions to members and repayment of debt.

Capital Expenditures

        Capital spending for the year ended December 31, 2002 and 2001 was $57.5 million and $50.0 million, respectively. Capital spending other than from acquisitions during the year ended December 31, 2002, was primarily related to operational improvements and manufacturer-required spending to upgrade existing dealership facilities. We expect to spend approximately $55 to $60 million on capital expenditures in 2003.

Pending Acquisitions and Acquisition Financing

        We have signed a purchase agreement to acquire Bob Baker Auto Group ("Baker") of San Diego, California, a dealer group consisting of six dealerships and ten franchises, for $88.0 million, plus anticipated transaction costs. We expect to fund $73.3 million of this transaction with a combination of internal cash and borrowing under our Committed Credit Facility, with the remaining portion of the purchase price to be funded using shares of our common stock, either through the issuance of additional shares or through shares repurchased on the open market as described in the Stock Repurchase section below.

        Shares delivered in conjunction with the Baker acquisition will be subject to the same lock-up provisions as the shares issued to our platform principals in conjunction with our IPO, which are in effect until March 13, 2004.

        We have received or expect to receive consents from all manufacturers that are involved with the pending acquisition other than Ford. Ford has informed us that it does not intend to approve the acquisition of the Bob Baker Ford franchise, claiming that we have not complied with our contractual agreement with Ford. We disagree with Ford's position and are pursuing a resolution of this matter. In addition, the Company and Toyota Motor Sales, U.S.A. are engaged in continuing discussions about the terms and conditions necessary to obtain Toyota's approval of the Baker acquisition. We cannot give any assurances that we will receive all of the required manufacturer consents. Failure to receive such consents would likely prevent the consummation of the Baker acquisition. If the acquisition is consummated, we expect it to be accretive to earnings per share in 2003.

Stock Repurchase

        The Committed Credit Facility as originally drafted prohibited us from repurchasing our common stock. In November 2002, the Lenders consented to allow us the ability to repurchase our shares provided that no events of default exist or continue. During January 2003, we suspended our stock repurchase program in connection with the Waiver Agreement with the Lenders. We intend to resume our share repurchase program, once we cure the fixed charge coverage default that has been waived by the Lenders under the Waiver Agreement. Pursuant to our Senior Subordinated Note Indenture, we are permitted to repurchase shares under the following restrictions: (i) up to $15 million under a "Restricted Payments" building basket, plus (ii) up to $2 million per fiscal year under our "Stock Repurchase" basket. The Restricted Payments building basket equals the greater of $15 million, or 50% of the consolidated net income beginning April 1, 2002 (less the cumulative amount of any Restricted Payments since the Notes' inception). During 2002, we repurchased 772,824 shares of our common stock for a purchase price of $6.6 million. In 2003, we repurchased an additional 207,300 shares for an aggregate purchase price of $1.9 million, thereby leaving $6.5 million available for future share repurchases.

Off Balance Sheet Transactions

        We had no off balance sheet transactions during the years presented other than those already disclosed in Notes 16 and 17 of our consolidated financial statements.

Application of Critical Accounting Policies

        Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual amounts could differ from those estimates. On an ongoing basis, management evaluates its estimates and assumptions and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require management to make estimates and judgments, and therefore are critical to understanding our results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of our Board of Directors.

  Inventories-

        Our inventories are stated at the lower of cost or market. We use the specific identification method and the "first-in, first-out" method ("FIFO") to account for our inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. These reserves were $3.9 million and $4.7 million as of December 31, 2002 and 2001, respectively. In assessing lower of cost or market for new vehicles, we primarily consider the aging of vehicles along with the timing of annual and model changeovers. The assessment of lower of cost or market for used vehicles considers recent data and trends such as loss histories, current aging of the inventory and current market conditions.

  Notes Receivable—Finance Contracts-

        As of December 31, 2002, we had outstanding notes receivable from finance contracts of $30.2 million (net of an allowance for credit losses of $4.6 million). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve.

  Chargeback Reserve-

        We receive commissions from the sale of various insurance contracts, vehicle service contracts to customers and through the arrangement of financing vehicles for customers. We may be charged back ("chargeback") for such commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established at that time. The reserve carefully considers our historical chargeback experience, including timing, as well as national industry trends. This data is evaluated on a product-by-product basis. These reserves were $11.4 million and $11.7 million as of December 31, 2002 and 2001, respectively.

  Intangible Assets-

        Our intangible assets relate primarily to the cost of acquired businesses in excess of the fair value of net assets acquired ("goodwill"). We account for acquisitions under the purchase method of accounting as required by SFAS No. 141 "Business Combinations." Additionally we separately recognize intangible assets when their benefit is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so. Our principal identifiable intangible assets are franchise rights with vehicle manufacturers. These franchise rights have indefinite lives. All other identifiable intangible assets are amortized over their useful lives typically three to fifteen years and are tested for impairment when circumstances warrant. We evaluate indefinite live intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" which requires, at a minimum, an annual test of impairment. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

Related Party Transactions

        Certain of our directors, shareholders and their affiliates, and platform management, have engaged in transactions with us. These transactions primarily relate to long-term operating leases of facilities. Rent expense attributable to related parties was $13.8 million during the year ended December 31, 2002 and future minimum payments under related party long-term non-cancelable operating leases as of December 31, 2002 were $106.6 million. This practice is fairly common in the automotive retail industry.

        We have an option to acquire certain properties from one of our shareholders. The purchase option, initially based on the aggregate appraised value, adjusts each year for movements in the Consumer Price Index. The purchase option of $50,396,000 can only be exercised in total.

        During 2002, we paid $1.0 million in advertising fees to an entity in which one of our directors has a substantial interest.

        During 2002, we paid $269,000 in legal fees to a law firm in which one of our directors was Of Counsel.

        In April 2002, we acquired land from one of our directors for $2 million for the purpose of expanding the operations of one of our dealerships.

        In August 2002, we acquired land from one of our directors for $1.7 million, for the purpose of constructing a new body shop facility.

        We believe these transactions involved terms comparable to terms that would be obtained from an unaffiliated third party.

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Correction." This statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections. The provisions of this statement are effective with the beginning of fiscal year 2003. Upon adoption of this statement, we will reclassify to recurring operations, debt extinguishments reported as extraordinary items in prior periods.

        In September 2002, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003, and does not impact recognition of costs under our existing programs. Adoption of this standard may impact the timing of recognition of costs associated with future exit and disposal activities, depending upon the nature of the actions initiated.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003, and requires the additional disclosures for the period ended December 31, 2002. We do not expect that the provisions of FIN 45 will have a material impact on our results of operations or financial position. We have provided additional disclosure with respect to guarantees in Note 17.

        In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" was issued. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of the interpretation as of December 31, 2002.

Reconciliation of Non—GAAP financial information

        For analysis purposes, in Management's Discussion and Analysis we discuss pro forma net income from continuing operations and related earnings per share for the year ended December 31, 2002, because that is the measurement favored by analysts. It assumes that all discontinued entities were sold prior to 2002 and that all shares issued in the IPO were outstanding on January 1, 2002. The following table reconciles pro forma net income from continuing operations to tax affected pro forma net income as it appears on the Consolidated Statements of Income, which assumes that we were taxed as a "C"

corporation for all twelve months of 2002 and excludes the one-time charge for our conversion from an L.L.C. to a corporation.

(dollars in thousands except for per share data)
Tax affected pro forma net income	$44,339
Discontinued operations	1,777

Pro forma net income from continuing operations	$46,116

Pro forma earnings per share:
Basic	$1.36

Diluted	$1.36

Pro forma common shares and share equivalents:
Weighted average shares outstanding:
Basic	33,065
Adjustment for 4,500 shares offered March 14, 2002 as if offered on January 1, 2002	887

Pro form basic shares	33,952
Shares issuable with respect to additional common share equivalents (stock options)	8

Pro forma diluted shares	33,960

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

        We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Given amounts outstanding at December 31, 2002, a 100 basis-point change in variable interest rates would result in a change of approximately $2.2 million to our annual non-floor plan interest expense. Based on floor plan amounts outstanding at December 31, 2002, a 100 basis-point change in variable interest rates would result in a $5.4 million change to annual floor plan interest expense. Generally vehicle manufacturers grant floor plan interest credits, although they are under no obligation to do so. Such floor plan credits typically track changes in floor plan expense.

DERIVATIVE FINANCIAL INSTRUMENTS

        We do not enter into derivative financial instruments for speculative purposes. During the second quarter of 2002 and in connection with its subordinated debt refinancing, we terminated three swap agreements, having a combined total notional principal amount of $300 million, all maturing in November 2003. In connection with these terminations, we incurred a $202,000 loss, which is being amortized to interest expense over the remainder of the original agreement (see Note 12 of the Consolidated Financial Statements).

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To Asbury Automotive Group Inc.:

        We have audited the accompanying consolidated balance sheets of Asbury Automotive Group Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders'/members' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asbury Automotive Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

/s/  DELOITTE & TOUCHE LLP
Stamford, Connecticut
February 25, 2003

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except for share data)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,613	$60,506
Contracts-in-transit	91,190	93,044
Current portion of restricted marketable securities	1,499	1,410
Accounts receivable (net of allowance of $2,122 and $2,375)	96,090	81,347
Inventories	604,791	496,054
Deferred income taxes	9,044	—
Prepaid and other current assets	24,556	25,253

Total current assets	849,783	757,614
PROPERTY AND EQUIPMENT, net	286,930	256,402
GOODWILL	402,133	392,856
RESTRICTED MARKETABLE SECURITIES	4,892	6,807
OTHER ASSETS	61,906	51,334

Total assets	$1,605,644	$1,465,013

LIABILITIES AND SHAREHOLDERS'/MEMBERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable	$540,419	$451,375
Short-term debt	—	10,000
Current maturities of long-term debt	35,009	35,789
Accounts payable	40,120	33,573
Deferred income taxes	—	3,876
Accrued liabilities	77,325	75,384

Total current liabilities	692,873	609,997
LONG-TERM DEBT	440,143	492,548
DEFERRED INCOME TAXES	29,972	1,370
OTHER LIABILITIES	15,705	13,191
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS'/MEMBERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized, 34,000,000 issued	340	—
Additional paid-in capital	410,718	—
Contributed capital	—	305,363
Retained earnings	22,645	40,888
Treasury stock, at cost; 772,824 shares	(6,630)	—
Accumulated other comprehensive income (loss)	(122)	1,656

Total shareholders'/members' equity	426,951	347,907

Total liabilities and shareholders'/members' equity	$1,605,644	$1,465,013

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share data)

	For the Years Ended December 31,
	2002	2001	2000
REVENUES:
New vehicle	$2,667,393	$2,497,515	$2,344,951
Used vehicle	1,195,613	1,119,692	1,024,143
Parts, service and collision repair	505,813	473,355	420,815
Finance and insurance, net	117,219	103,352	86,024

Total revenues	4,486,038	4,193,914	3,875,933

COST OF SALES:
New vehicle	2,451,301	2,292,379	2,156,338
Used vehicle	1,089,102	1,020,212	934,208
Parts, service and collision repair	238,725	228,203	206,223

Total cost of sales	3,779,128	3,540,794	3,296,769

GROSS PROFIT	706,910	653,120	579,164
OPERATING EXPENSES:
Selling, general and administrative	550,615	502,730	435,098
Depreciation and amortization	23,928	30,344	24,146

Income from operations	132,367	120,046	119,920

OTHER INCOME (EXPENSE):
Floor plan interest expense	(17,947)	(26,443)	(34,908)
Other interest expense	(38,423)	(44,491)	(41,440)
Interest income	1,200	2,499	5,802
Net losses from unconsolidated affiliates	(100)	(3,248)	(6,066)
Loss on sale of assets	(75)	(384)	(1,533)
Other income (loss)	(418)	1,913	839

Total other expense, net	(55,763)	(70,154)	(77,306)

Income from continuing operations before income taxes, minority interest and extraordinary loss	76,604	49,892	42,614
INCOME TAX EXPENSE:
Income tax expense	25,189	4,980	3,570
Tax adjustment upon conversion from an L.L.C. to a corporation	11,553	—	—

Total income tax expense	36,742	4,980	3,570
MINORITY INTEREST IN SUBSIDIARY EARNINGS	—	1,240	9,740
Income from continuing operations before extraordinary loss	39,862	43,672	29,304
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(1,433)	—
DISCONTINUED OPERATIONS, net of tax benefit of $1,328 for 2002	(1,777)	1,945	1,411

Net income	38,085	$44,184	$30,715

PRO FORMA INCOME TAX EXPENSE (BENEFIT) (net of effect on minority interest):
Income tax expense	5,299
Tax adjustment upon conversion from an L.L.C. to a corporation	(11,553)

Tax affected pro forma net income	$44,339

EARNINGS PER COMMON SHARE:
Basic	$1.15

Diluted	$1.15

PRO FORMA EARNINGS PER COMMON SHARE:
Basic	$1.34

Diluted	$1.34

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
Basic	33,065

Diluted	33,073

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'/MEMBERS' EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE AS OF JANUARY 1, 2000	$—	$—	$199,229	$1,959	$—	$—	$201,188
Contributions	—	—	20,650	—	—	—	20,650
Contribution of equity interest by minority members	—	—	86,694	—	—	—	86,694
Distributions	—	—	—	(13,364)	—	—	(13,364)
Net income	—	—	—	30,715	—	—	30,715

BALANCE AS OF DECEMBER 31, 2000	—	—	306,573	19,310	—	—	325,883
Comprehensive Income
Net income	—	—	—	44,184	—	—	44,184
Fair value of interest rate swaps	—	—	—	—	—	1,656	1,656

Comprehensive income							45,840
Issuance of equity interest for acquisitions	—	—	5,000	—	—	—	5,000
Distributions	—	—	—	(22,606)	—	—	(22,606)
Members' equity repurchased	—	—	(3,710)	—	—	—	(3,710)
Members' equity surrendered in purchase price settlement	—	—	(2,500)	—	—	—	(2,500)

BALANCE AS OF DECEMBER 31, 2001	—	—	305,363	40,888	—	1,656	347,907
Contributions	—	—	800	—	—	—	800
Distributions	—	—	—	(14,590)	—	—	(14,590)
Comprehensive income:
Net income	—	—	—	38,085	—	—	38,085
Change in fair value of interest rate swaps, net of $127 tax benefit	—	—	—	—	—	(1,858)	(1,858)
Amortization of loss on interest rate swaps, net of $47 tax benefit	—	—	—	—	—	80	80

Comprehensive income							36,307
Stock and stock option compensation	—	614	—	—	—	—	614
Proceeds from initial public offering, net	45	62,498	—	—	—	—	62,543
Share repurchase	—	—	—	—	(6,630)	—	(6,630)
Reclassification of members' equity due to the exchange of membership interests for shares of common stock	295	347,606	(306,163)	(41,738)	—	—	—

BALANCE AS OF DECEMBER 31, 2002	$340	$410,718	$—	$22,645	($6,630)	($122)	$426,951

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2002	2001	2000
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$38,085	$44,184	$30,715
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	23,928	30,344	24,146
Deferred income taxes	15,682	(499)	577
Loss on sale of assets	75	384	1,533
Loss on disposal of discontinued operations, net of related taxes	852	—	—
Minority interest in subsidiary earnings	—	1,240	9,740
Extraordinary loss on early extinguishment of debt	—	1,433	—
Net losses from unconsolidated affiliates	100	3,248	6,066
Amortization of deferred financing fees	4,548	3,568	564
Changes in operating assets and liabilities, net of acquisitions and divestitures
Contracts-in-transit	1,854	(16,490)	(19,632)
Accounts receivable, net	(30,570)	(20,025)	(17,500)
Proceeds from sale of accounts receivable	17,136	17,624	19,867
Inventories	(79,898)	106,081	(24,758)
Floor plan notes payable	73,945	(80,812)	38,200
Accounts payable and accrued liabilities	8,145	12,344	(8,335)
Other	(5,876)	(6,099)	1,829

Net cash provided by operating activities	68,006	96,525	63,012

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(57,477)	(50,032)	(36,062)
Proceeds from the sale of assets	692	2,083	6,054
Proceeds from the sale of discontinued operations	5,173	—	—
Acquisitions (net of cash and cash equivalents acquired of $26, $1,049, and $12,776 in 2002, 2001 and 2000, respectively)	(20,459)	(50,150)	(183,840)
Investments in unconsolidated affiliates	—	(1,200)	—
Proceeds from restricted marketable securities	1,826	885	1,423
Net receipt (issuance) of finance contracts	(45)	121	(480)
Other investing activities	(1,069)	—	—

Net cash used in investing activities	(71,359)	(98,293)	(212,905)

CASH FLOW FROM FINANCING ACTIVITIES:
Distributions to members	(11,580)	(22,606)	(13,364)
Repurchase of members' equity	—	(3,710)	—
Contributions from members	800	—	20,650
Proceeds from (payments related to) initial public offering, net	65,415	(2,437)	—
Repayments of debt	(396,177)	(343,401)	(14,597)
Proceeds from borrowings	321,108	399,717	159,411
Payment of debt issuance costs	(8,742)	(12,530)	—
Purchase of treasury stock	(5,364)	—	—
Net cash contributions from minority members of subsidiaries	—	—	212

Net cash provided by (used in) financing activities	(34,540)	15,033	152,312

Net increase (decrease) in cash and cash equivalents	(37,893)	13,265	2,419
CASH AND CASH EQUIVALENTS, beginning of period	60,506	47,241	44,822

CASH AND CASH EQUIVALENTS, end of period	$22,613	$60,506	$47,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for—
Interest (net of amounts capitalized, see Note 2)	$51,947	$69,276	$77,322

Income taxes	$28,482	$4,647	$3,302

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of equity interest for acquisitions	$—	$5,000	$13,050

Members' equity surrendered in purchase price settlement	$—	$2,500	$—

See Note 4 for non-cash investing activities

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

1. DESCRIPTION OF BUSINESS

        Asbury Automotive Group, Inc. ("Asbury" or the "Company") is a national automotive retailer, currently operating 93 new and used car dealerships (including 131 franchises) and 23 collision repair centers in 18 markets of the Southeastern, Midwestern, Southwestern and Northwestern United States. Asbury sells new and used vehicles, light trucks and replacement parts, provides vehicle maintenance, warranty, paint and repair services and arranges vehicle finance, insurance and service contracts for its automotive customers. Asbury offers, collectively, 32 domestic and foreign brands of new vehicles. In addition, one dealership sells four brands of commercial motor trucks.

        The Company was formed in 1994 and is controlled indirectly by Ripplewood Investments L.L.C.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The financial statements reflect the consolidated accounts of Asbury and its wholly owned subsidiaries. The equity method of accounting is used for investments in which the Company has significant influence. Generally, this represents common stock ownership or partnership equity of at least 20% but not more than 50%. All significant intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition

        Revenue from the sale of new and used vehicles is recognized upon delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts and services is recognized upon delivery of parts to the customer or when vehicle service work is performed. Sales discounts and service coupons are accounted for as a reduction to the sales price at the point of sale. Manufacturer incentives and rebates, including holdbacks, are not recognized until earned in accordance with the respective manufacturers incentive programs.

        The Company receives commissions from the sale of credit life and disability insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various institutions and receives commissions equal to the difference between the loan rates charged to customers over predetermined financing rates set by the financing institution.

        The Company may be charged back ("chargebacks") for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and vehicle service contract revenues, net of estimated chargebacks, are included in finance and insurance revenue in the accompanying consolidated statements of income.

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that have an original maturity of three months or less at the date of purchase.

Contracts-In-Transit

        Contracts-in-transit represent receivables from finance companies for the portion of the vehicle purchase price financed by customers through sources arranged by the Company.

Inventories

        Inventories are stated at the lower of cost or market. The Company uses the specific identification method and the "first-in, first-out" method ("FIFO") to account for its inventories. The Company assesses the lower of cost or market reserve requirement on an individual unit basis, historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $3,905 and $4,728 as of December 31, 2002 and 2001, respectively. Additionally, the Company receives interest credit assistance from some of the automobile manufacturers. The credits are accounted for as purchase discounts and are reflected as reductions to the inventory cost on the balance sheet and as a reduction of cost of sales in the income statement when the related vehicle is sold. At December 31, 2002 and 2001, interest credits from automobile manufacturers reduced inventory cost by $3,146 and $3,211, respectively; and reduced the cost of sales from continuing operations for the years ended December 31, 2002, 2001 and 2000, by $23,389, $23,329 and $26,667, respectively.

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the useful life of the related asset. The range of estimated useful lives is as follows (in years):

Buildings and improvements	10-35
Machinery and equipment	5-10
Furniture and fixtures	3-10
Company vehicles	3-5

        Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of such assets, are charged to operations as incurred.

        The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company then compares expected future undiscounted cash flows to be generated by the asset to its carrying value. If the

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

carrying value exceeds the sum of the future undiscounted cash flows, the asset would be adjusted to its net recoverable value and an impairment loss would be charged to operations in the period identified.

        The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the assets and is amortized over the estimated useful lives of the assets. During 2002 and 2001, the Company capitalized $866 and $779, respectively, of interest in connection with various capital expansion projects.

        Gains and losses on the sale of property, plant and equipment are classified as gain (loss) on the sale of assets on the accompanying income statement.

Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives and are no longer amortized, but are subject to, at a minimum, an annual impairment test. If the carrying value of goodwill or other intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine the fair market value of the Company's reporting units. The Company has deemed the value associated with the manufacturer franchise rights to have an indefinite life based upon the provisions and/or characteristics of the manufacturer franchise agreements. All other intangible assets are deemed to have definite lives and continue to be amortized on a straight-line basis over the life of the asset ranging from 3-15 years and are tested for impairment when circumstances warrant. As of January 1, 2002, the Company performed the required transitional impairment test. Additionally, the Company performed its annual impairment test as of October 1, 2002. No impairment was present for either goodwill or indefinite lived intangible assets upon performing either of the 2002 impairment tests.

Equity-Based Compensation

        The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure".

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

        A reconciliation of the Company's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the years ended December 31:

	2002	2001	2000
Net earnings	$38,085	$44,184	$30,715
Adjustment to net earnings for:
Stock-based compensation expense included in net earnings, net of tax	82	—	—
Pro forma stock-based compensation expense, net of tax	(3,636)	(566)	(112)

Pro forma net earnings	$34,531	$43,618	$30,603

Pro forma net earnings per common share — basic	$1.04	n/a	n/a

Pro forma net earnings per common share — diluted	$1.04	n/a	n/a

Income Taxes

        The Company uses the liability method to account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized.

        During fiscal years 2000 and 2001 and in fiscal year 2002 up through the date of its initial public offering, the Company consisted primarily of limited liability companies and partnerships (with the Company as the parent), which were treated as partnerships for tax purposes. Under this structure, such companies and partnerships were not subject to income taxes. Therefore, no provision for federal or state income taxes was included in the financial statements for these limited liability companies and partnerships for 2000 and 2001. However, the Company also has nine subsidiaries that are "C" corporations under the provisions of the U.S. Internal Revenue Code. Accordingly, the Company followed the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" for the 2000 and 2001 earnings of these subsidiaries.

Advertising

        The Company expenses production and other costs of advertising as incurred, net of earned manufacturer credits and other discounts. Advertising expense from continuing operations totaled $44,320, $41,198 and $40,162 for the years ended December 31, 2002, 2001 and 2000, net of earned manufacturer credits of $11,514, $10,625 and $10,271, respectively and is included in selling, general and administrative expense in the accompanying consolidated statements of income.

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

Use of Estimates

        Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates include inventory valuation, allowance for credit losses (see Note 6), reserves for future chargebacks, goodwill recoverability and realization of tax assets.

Statements of Cash Flows

        The net change in floor plan financing of inventories, which is a customary financing technique in the industry, is reflected as an operating activity in the accompanying consolidated statements of cash flows.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of restricted marketable securities, floor plan notes payable and long-term debt. Excluding the senior subordinated notes, the carrying amounts of these financial instruments approximate fair value due either to length of maturity or existence of variable interest rates, which approximate market rates. As of December 31, 2002, the senior subordinated notes had a carrying value of $250.0 million, and a fair market value, based on current market prices, of $217.5 million.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash deposits. The Company maintains cash balances in financial institutions with strong credit ratings. Generally, amounts invested with financial institutions are in excess of FDIC insurance limits.

        Concentrations of credit risk with respect to contracts-in-transit and accounts receivable are limited primarily to automakers and financial institutions. Credit risk arising from receivables from commercial customers is minimal due to the large number of customers comprising the Company's customer base.

        For the year ended December 31, 2002, Honda, Ford, Toyota, Nissan, Mercedes Benz, Lexus, BMW and Acura accounted for 16%, 13%, 10%, 8%, 5%, 5%, 5% and 5% of our revenues from new vehicle sales, respectively. No other franchise accounted for more than 5% of our total new vehicle revenue sales in 2002.

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

Derivative Investments and Hedging Activities

        The Company utilizes derivative financial investments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The Company has no derivative instruments outstanding at December 31, 2002.

        The Company utilizes such derivatives only for the purpose of hedging the related risks, not for speculation. The derivatives which have been designated and qualify as cash flow hedging instruments are reported at fair value on the consolidated balance sheet. The gain or loss on the effective portion of the hedge is initially reported as a component of other comprehensive income. The remaining gain or loss, if any, is recognized currently in earnings. Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings.

Segment Reporting

        The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained in SFAS No. 131, the Company has determined that it operates in one segment and has no international operations.

        The Company's operating businesses (dealerships) deliver the same products and services to a common customer group. The Company's customers are generally individuals. The Company's businesses generally follow the same management and marketing strategies, and each operate in a similar regulatory environment. The Company's management evaluates performance and allocates resources based on the operating results of its individual dealerships.

New Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction." This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003. Upon adoption of this statement, the Company will reclassify to recurring operations, debt extinguishments reported as extraordinary items in prior periods.

        In September 2002, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003, and does not impact recognition of costs under the Corporation's existing programs. Adoption of this

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

standard may impact the timing of recognition of costs associated with future exit and disposal activities, depending upon the nature of the actions initiated.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003, and requires the additional disclosures for the period ended December 31, 2002. The Company does not expect that the provisions of FIN 45 will have a material impact on the Company's results of operations or financial position (see Note 17).

        In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" was issued. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002.

3. INITIAL PUBLIC OFFERING:

        On March 14, 2002, the Company offered 4,500,000 shares of its common stock at a price of $16.50 per share in its initial public offering ("IPO"). The IPO proceeds received, net of underwriting discount and expenses, were $62.5 million. Pursuant to the terms of the Company's $550 million Committed Credit Facility, 80% of the net IPO proceeds was used to repay debt under this facility. The remaining net proceeds will be used for working capital, future platform or dealership acquisitions and general corporate purposes.

        Upon the closing of the IPO on March 19, 2002, Asbury Automotive Group L.L.C. became a wholly owned direct and indirect subsidiary of Asbury Automotive Group, Inc. Membership interests in the limited liability company were exchanged for 29,500,000 shares of common stock in the new corporation on the basis of 295,000 shares of common stock for each 1% membership interest.

4. ACQUISITIONS AND DIVESTITURES

Overview

        Prior to the Minority Member Transaction in April 2000 discussed later in this note, the Company had consummated eight major platform acquisitions ("platforms"), which were effected through its subsidiaries in which the sellers received, in addition to cash consideration, an interest in the platform subsidiary established to effect the related acquisition. Minority ownership interests related to such transactions ranged from 20% to 49%. Such acquisitions were accounted for using the purchase method of accounting; however, as also discussed below, certain of these acquisitions were effected through leveraged buy-out transactions. A leveraged buy-out is a transaction where in excess of 50% of the

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

purchase price has been financed. According to Emerging Issues Task Force (EITF) 88-16 "Basis in Leverage Buyout Transactions" transactions meeting the criteria of a leveraged buy-out where the previous control group receives a greater than 20% interest in the acquired company, the net assets associated with the previous control group should be stated at historical cost. In such cases, the historical book value (carryover basis) was used to measure the portion of assets acquired and liabilities assumed attributed to such minority members of the subsidiaries. The difference between the fair value of assets acquired and the carryover basis will be referred to as the "predecessor cost adjustment" in the following discussion. In connection with the Minority Member Transaction, as discussed below, the minority interests in the subsidiaries were acquired using the purchase method of accounting. As such, on April 30, 2000, the impact of carryover basis accounting associated with the interests transferred into Asbury Automotive Oregon L.L.C., ("Asbury Oregon"), have been eliminated.

        The Company has consummated additional acquisitions through its subsidiaries and certain of these acquisitions resulted in the issuance of minority interests. Certain of these additional acquisitions were combined to create a ninth platform.

        The operations of the acquired dealerships are included in the accompanying consolidated statements of income commencing on the date acquired.

Minority Member Transaction

        On April 30, 2000, Asbury Automotive Group, L.L.C., the then parent company, and the minority members of Asbury's subsidiaries reached an agreement whereby their respective equity interests were transferred into escrow pending the approval of the vehicle manufacturers. On August 30, 2000 the vehicle manufacturers, from which approval was required, approved the transaction and the respective equity interests were released from escrow and were transferred into Asbury Oregon in exchange for equity interests in Asbury Oregon (the "Minority Member Transaction"). On the date the equity interests were transferred into escrow, the exchange of the minority members' interests was accounted for using the purchase method of accounting whereby the values of the related minority interests transferred into Asbury Oregon were recorded at their estimated fair values, approximately $93,710. The accompanying consolidated balance sheets include the allocations of the purchase price to tangible and intangible net assets transferred. This allocation resulted in recording approximately $23,679 of goodwill. Following the Minority Member Transaction, the then parent company, Asbury Automotive Group, L.L.C., changed its name to Asbury Automotive Holdings L.L.C. ("Asbury Holdings") and Asbury Oregon changed its name to Asbury Automotive Group L.L.C. Subsequent to the Minority Member Transaction and prior to the IPO, Asbury Holdings owned approximately 59% of the member interest of the Company with the remaining member interest being held by the former minority members of the Company's subsidiaries.

2000

        During 2000, the Company acquired 18 dealerships for an aggregate purchase price of $197,648, including the proceeds from $140,820 in borrowings and the issuance of member equity interests to certain of the previous controlling shareholders.

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

        The accompanying consolidated financial statements include the results of operations of the Hutchinson Automotive Group acquired in 2000 subsequent to the date of the acquisition. The following unaudited pro forma financial data reflects that acquisition and the effect of the Minority Member Transaction as if they occurred on January 1, 2000.

2000
(unaudited)
Revenues	$4,061,870
Income from continuing operations before income taxes, minority interest and extraordinary loss	$35,057

        The unaudited pro forma selected financial data does not purport to represent what the Company's results of operations would have actually been had the transactions in fact occurred as of an earlier date or project the results for any future period. Pro forma adjustments included in the amounts above relate primarily to: (a) pro forma amortization expense; (b) adjustments to compensation expense and management fees to the post acquisition contracted amounts and; (c) increases in interest expense resulting from the net cash borrowings used to complete the related acquisitions.

2001

        During 2001 the Company acquired 7 dealerships for an aggregate purchase price of $51,199 principally funded through the Company's acquisition credit facility and the issuance of a $5,000 equity interest in the Company to certain of the selling shareholders.

2002

        During 2002 the Company acquired 6 dealerships for an aggregate purchase price of $19,665 principally funded through the Company's acquisition credit facility. In addition, the Company paid $820 in 2002 as final settlement of purchase price contingencies for prior year acquisitions.

        The foregoing acquisitions were all accounted for under the purchase method of accounting. Except as discussed below, the historical book values of the assets and liabilities were recorded at their fair value as of the acquisition dates. Certain of these acquisitions were affected through leveraged buyout transactions. Prior to the Minority Member Transaction, the accompanying consolidated financial statements reflected the use of carryover basis (i.e., the historical values of the acquired company prior to the acquisition) in order to measure the portion of assets acquired and liabilities assumed attributed to certain minority members of the subsidiaries.

        In certain of these transactions, just prior to the leveraged buy-out of the related controlling interest, the net book value attributable to the minority interests was increased to reflect its fair value. This amount along with the historical carrying amount of the net assets acquired was the basis for determining the amount of carryover basis used to record the leveraged buy-out of the acquisition.

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

The following table summarizes the Company's acquisitions:

	Acquisitions Consummated In
	2002	2001	2000
Cash paid for businesses acquired	$19,665	$51,199	$196,616
Equity issued	—	5,000	—
Issuance of minority equity interest	—	—	13,050
Less: Predecessor cost adjustment	—	—	(9,582)
Goodwill	(10,861)	(40,317)	(129,557)

Estimated fair value of net tangible and other intangible assets acquired	$8,804	$15,882	$70,527

        As a result of the Minority Member Transaction, $82,783 of predecessor cost adjustment has been eliminated as part of the purchase accounting applied.

        The allocation of purchase price for 2002, 2001 and 2000 acquisitions is as follows:

	2002	2001	2000
Working capital	$2,891	$7,213	$25,212
Fixed assets	981	6,454	41,850
Other assets	1,755	153	12,959
Goodwill	10,861	40,317	129,557
Franchise rights	3,000	5,000	—
Other liabilities	—	(865)	(12,962)
Acquisition of minority interest (deficit)	177	(2,073)	—

Total purchase price	$19,665	$56,199	$196,616

        The allocation of purchase price to assets acquired and liabilities assumed for certain 2002 acquisitions has been based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available. Amounts for certain of the 2002 acquisitions are subject to final purchase price adjustments for items such as settlement of purchase price contingencies and seller's representations regarding the adequacy of certain reserves. In addition, the allocation of amounts to acquired intangibles is subject to final valuation.

Divestitures

        During 2000, the Company sold three dealerships for net cash proceeds of $1,673 and recorded a net loss on sale of $1,650.

        During 2001, the Company closed two dealerships for no cash proceeds and recorded a loss of $421.

        During 2002, dealership divestitures were accounted for as discontinued operations (see Note 19).

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

5.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        In the fourth quarter of 1999, the Company made a $7,500 investment in Greenlight.com ("Greenlight"), a startup Internet company engaged in the retail sale of new vehicles. The investment was accounted for under the equity method whereby the Company recorded pre-tax losses of $6,938 in 2000 related to its investment in and expenses paid on the behalf of Greenlight. As of December 31, 2000, the Company's investment was fully written-off through equity investment losses. In 2001, the Company invested an additional $1,200 into Greenlight. Following the Company's additional investment, Greenlight was merged into CarsDirect.com ("CarsDirect") a company also engaged in the retail sale of new vehicles over the Internet. The Company's investment in CarsDirect totaled approximately 3% of CarsDirect's total equity after the merger. The Company's cost basis investment in CarsDirect was fully reserved at December 31, 2001. In the first quarter of 2002, prior to the IPO, the Company distributed its interest in CarsDirect to its members.

6.    ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable

        The Company has agreements to sell certain of its trade receivables, without recourse as to credit risk, in an amount not to exceed $25,000 per year. The receivables are sold at a discount which is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The discounts totaled $438, $476 and $556 for the years ended December 31, 2002, 2001, 2000. At December 31, 2002 and 2001, $17,136 and $17,624 of receivables, respectively, were sold under these agreements and were reflected as reductions of trade accounts receivable.

Notes Receivable—Finance Contracts (included in Other Assets)

        Notes receivable for finance contracts, included in prepaid and other current assets and other assets on the accompanying consolidated balance sheets, have initial terms ranging from 12 to 60 months bearing interest at rates ranging from 7.5% to 29.9% and are collateralized by the related vehicles. Notes receivable—finance contracts consists of the following:

	December 31,
	2002	2001
Gross contract amounts due	$34,892	$34,857
Less—Allowance for credit losses	(4,622)	(4,631)

	30,270	30,226
Current maturities, net	(12,206)	(13,916)

Notes receivable, net of current portion	$18,064	$16,310

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

        Contractual maturities of gross notes receivable—finance contracts at December 31, 2002 are as follows:

2003	$14,223
2004	9,965
2005	7,011
2006	3,251
2007	442

$34,892

7.    INVENTORIES AND RELATED FLOOR PLAN NOTES PAYABLE

        Inventories consist of the following:

	December 31,
	2002	2001
New vehicles	$477,453	$381,761
Used vehicles	86,392	74,135
Parts and accessories	40,946	40,158

Total inventories	$604,791	$496,054

        The inventory balance is reduced by manufacturers' purchase discounts (see Note 2); such reduction is not reflected in the related floor plan liability.

        Floor plan notes payable reflect amounts payable for purchases of specific vehicle inventories and are due to various floor plan lenders bearing interest at variable rates based on LIBOR or prime. For the years ended December 31, 2002 and 2001, the weighted average interest rates on floor plan notes payable outstanding were 3.9% and 6.3%, respectively. Floor plan arrangements permit borrowings based upon new and used vehicle inventory levels. Vehicle payments on notes are due when the related vehicles are sold. The notes are collateralized by substantially all vehicle inventories of the respective subsidiary and are subject to certain financial and other covenants.

8.    PROPERTY AND EQUIPMENT, NET

        Property and equipment, net consist of the following:

	December 31,
	2002	2001
Land	$81,470	$67,937
Buildings and leasehold improvements	179,595	154,759
Machinery and equipment	35,688	32,537
Furniture and fixtures	28,333	24,636
Company vehicles	24,204	24,236

Total	349,290	304,105
Less—Accumulated depreciation	(62,360)	(47,703)

Property and equipment, net	$286,930	$256,402

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

        Depreciation expense was $21,719, $19,313 and $14,997 for the years ended December 31, 2002, 2001 and 2000, respectively.

9.    INTANGIBLE ASSETS AND GOODWILL:

        Intangible assets consist of the following (included in other assets on the accompanying consolidated balance sheets):

	December 31,
	2002	2001
Amortizable intangible assets—
Noncompete agreements	$5,331	$5,331
Licensing agreements	1,750	—
Lease agreements (amortization is included in rent expense)	6,527	6,249

Total	13,608	11,580
Less: Accumulated amortization	(8,546)	(5,916)

Intangible assets, net	$5,062	$5,664

Unamortizable intangible assets—Franchise rights	$8,000	$5,000

        Amortization expense was $2,209, $1,467 and $819 as of December 31, 2002, 2001 and 2000, respectively.

Estimated amortization expense—
For the years ended December 31:
2003	$1,438
2004	488
2005	105
2006	101
2007	101

        The changes in the carrying amount of goodwill for the period ended December 31, 2002 are as follows:

Balance as of December 31, 2001	$392,856
Additions related to current year acquisitions	10,861
Additions related to prior year acquisitions	274
Goodwill associated with discontinued operations	(1,858)

Balance as of December 31, 2002	$402,133

        Goodwill amortization expense for the years ended December 31, 2001 and 2000 was $9,564 and $8,330, respectively. If goodwill had not been amortized income before income taxes, minority interest, discontinued operations and extraordinary loss would have been $59,456 and $50,944 and net income would have been $53,748 and $39,045 for the years ended December 31, 2001 and 2000, respectively.

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

10.    SHORT-TERM DEBT

        The Company had two revolving credit facilities for $15,000 and $10,000 which were fully repaid and their agreements terminated in April 2001 and October 2002, respectively. As of December 31, 2001, the $10,000 credit facility was fully drawn. The facilities were secured by notes receivable—finance contracts. Such amounts were payable on demand, and accrued interest at variable rates. The weighted average interest rate for the year ended December 31, 2001 was 8.6%.

11.    LONG-TERM DEBT

        Long-term debt consists of the following at:

	December 31,
	2002	2001
Senior subordinated notes, bearing interest at a 9% fixed rate, due June 2012	$250,000	$—
Term notes payable to financing institutions bearing interest at a variable rate (the weighted average interest rates were 10.8% and 9.8% for the years ended December 31, 2002 and 2001, respectively), maturing in January 2005, secured by the assets of the related subsidiary companies	88,549	383,269
Mortgage notes payable to banks and financing institutions bearing interest at fixed and variable rates (the weighted average interest rates were 5.5% and 7.9% for years ended December 31, 2002 and 2001, respectively), maturing at various dates from 2003 to 2015. These obligations are secured by property, plant and equipment of the related subsidiary companies which had a net book value of $169,196 at December 31, 2002	116,864	121,730
Non-interest bearing note payable to former shareholders of one of the Company's subsidiaries, net of unamortized discount of $698 and $1,113 as of December 31, 2002 and 2001, respectively, determined at an effective interest rate of 6.4%, payable in semiannual installments of approximately $913, due January 2006, secured by marketable securities	5,727	7,138
Notes payable to financing institutions secured by rental/loaner vehicles bearing interest at variable rates (the weighted average interest rates were 4.9% and 7.6% for the years ended December 31, 2002 and 2001, respectively), maturing at various dates from 2003 to 2006	10,357	10,741
Capital lease obligations	1,177	2,297
Other notes payable	2,478	3,162

	475,152	528,337
Less—Current portion	(35,009)	(35,789)

Long-term portion	$440,143	$492,548

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

        The aggregate maturities of long-term debt at December 31, 2002, are as follows:

2003	$35,009
2004	29,855
2005	106,173
2006	4,595
2007	11,567
Thereafter	287,953

$475,152

        On June 5, 2002, the Company issued 9% Senior Subordinated Notes in the aggregate principal amount of $250,000, receiving net proceeds of $242,125. The costs related to the issuance of the notes were capitalized and are amortized to interest expense over the term of the notes. The net proceeds from the notes issuance were utilized to repay a substantial portion of the indebtedness under the Company's Committed Credit Facility. The Company pays interest on the notes on June 15 and December 15 of each year. The first such payment was made on December 15, 2002. The notes will mature on June 15, 2012. At any time on or after June 15, 2007, the Company may, at its option, choose to redeem all or a portion of the notes at the redemption prices set forth in the note indenture. On or before June 15, 2005, the Company may, at its option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes at a redemption price set forth in the Senior Subordinated Note Indenture. At any time before June 15, 2007, the Company may, at its own option, choose to redeem all or a portion of the notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the note indenture.

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

        On January 17, 2001, the Company entered into a three year committed financing agreement (the "Committed Credit Facility") with Ford Motor Credit Company, General Motors Acceptance Corporation and DaimlerChrysler Services North America LLC (then known as Chrysler Financial Company L.L.C.) with total availability of $550 million. The Committed Credit Facility is used for working capital and acquisition financing. At the date of closing, the Company utilized $330,599 of the Committed Credit Facility to repay certain existing term notes and pay certain fees and expenses of the closing. All borrowings under the Committed Credit Facility bear interest at variable rates based on LIBOR plus a specified percentage depending on the Company's leverage ratio as defined in the Committed Credit Facility.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2002
(dollars in thousands except per share data)

        The terms of the Committed Credit Facility require the Company to comply with certain financial covenants including a current ratio, a fixed charge coverage ratio and a leverage ratio. As of December 31, 2002, the Company was not in compliance with its fixed charge coverage ratio. The Company has obtained a waiver dated February 5, 2003, from the lenders waiving non-compliance through January 1, 2004. The Company expects to cure the covenant default during the waiver period. The Company also obtained waivers for all cross default provisions of other financings (mortgage facilities). The waiver imposes certain restrictions on the Company, including requiring lender consent for acquisitions and rescission of the lenders' previously issued approval allowing the Company to repurchase its common stock. These restrictions only remain in effect during the waiver period.

        The Company's Committed Credit Facility prohibits the declaration or payment of any dividends or other distributions to shareholders.

        The Company has extended the maturity of the Committed Credit Facility through January 2005.

        On January 17, 2001, and in connection with the Committed Credit Facility, the Company obtained uncommitted floor plan financing lines of credit for new and used vehicles (the "Floor Plan Facilities"). The Company refinanced substantially all of its then existing floor plan debt under the Floor Plan Facilities. The Floor Plan Facilities do not have specified maturities. They bear interest at variable rates based on LIBOR or the prime rate and are provided by Ford Motor Credit Company, DaimlerChrysler Services North American LLC and General Motors Acceptance Corporation, with total availability of $750 million.

Ford Motor Credit Company	$330 million
DaimlerChrysler Services North America LLC	315 million
General Motors Acceptance Corporation	105 million

Total floor plan lines	$750 million

        The Company finances substantially all of its new vehicle inventory and a portion of its used vehicle inventory under the Floor Plan Facilities. The Company is required to make monthly interest payments on the amount financed, but is not required to repay the principal prior to the sale of the vehicle. These floor plan arrangements grant a security interest in the financed vehicles as well as the related sales proceeds. Amounts financed under the Floor Plan Facilities bear interest at variable rates, which are typically tied to LIBOR or the prime rate.

        Each of the above three lenders also provides, at its reasonable discretion, uncommitted floor plan financing for used vehicles. Such used vehicle financing is provided up to a fixed percentage of the value of each financed used vehicle.

        At December 31, 2002 and 2001, the Company held investments in restricted marketable securities (U.S. Treasury Strips), which serve as collateral for a non-interest bearing note payable due to former shareholders of one of the Company's subsidiaries. These marketable securities are classified as held to maturity and accordingly stated at cost which approximates fair market value and mature in 2006. The principal on the non-interest-bearing note is repaid from the proceeds of the maturity of such securities.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2002
(dollars in thousands except per share data)

        Deferred financing fees aggregated approximately $13,627 and $9,369 as of December 31, 2002 and 2001, net of accumulated amortization of $8,416 and $3,867, respectively, and are included in other assets on the accompanying consolidated balance sheets.

12. FINANCIAL INSTRUMENTS

        In November 2001, the Company entered into three interest rate swap agreements to reduce the effects of changes in interest rates on its floating LIBOR rate long-term debt during 2001. The agreements had a combined total notional principal amount of $300 million, all maturing in November 2003. The aggregate fair value of the swap arrangements at December 31, 2001 was $1,776. For the year ended December 31, 2001, the ineffectiveness reflected in earnings was $120. The measurement of hedge ineffectiveness is based on a comparison of the change in fair value of the actual swap and the change in fair value of a hypothetical swap with terms that identically match the critical terms of the floating rate debt. The ineffectiveness of these swaps is reported in other income in the accompanying consolidated statement of income.

        During the first quarter of 2002, the Company terminated its three interest rate swap agreements and immediately entered into three new interest rate swap agreements for the same combined notional principal amount, with the same maturity date, November 2003. The new swap agreements also required the Company to pay fixed rates with a weighted average of approximately 2.99% and receive in return amounts calculated at one-month LIBOR. The swap agreements were designated and qualified as cash flow hedges of the Company's forecasted variable interest rate payments and did not contain any ineffectiveness.

        During the second quarter of 2002 in connection with the issuance of the Senior Subordinated Notes, the Company cancelled its three interest rate swap agreements. Upon cancellation of the swaps, the Company realized a $202 loss, net of tax benefit, in other comprehensive income (loss) which will be reclassified to earnings as interest expense, over the original term of related indebtedness, through November 2003.

        Additionally, in December 2000, the Company terminated a swap agreement resulting in a gain of $375 which was deferred and recorded to income in the first quarter of 2001 when the related debt was extinguished.

13. INCOME TAXES

        Effective with its IPO which closed March 19, 2002, the Company converted to a corporation and is now subject to federal, state and local income taxes. Prior to the conversion to a corporation, except for nine subsidiaries which were already corporations, Asbury Automotive Group L.L.C. was comprised primarily of limited liability companies and partnerships (with Asbury Automotive Group L.L.C. as the parent), which were treated as one partnership for tax purposes.

        In connection with the IPO and in accordance with SFAS No. 109 "Accounting for Income Taxes," the Company recorded a one-time, non-recurring charge of $11,553 for deferred taxes upon the exchange of the limited liability company interests in Asbury Automotive Group L.L.C. for the Company's stock. This charge reflects the net deferred tax liability associated with the difference between the financial statement and tax basis of the assets and liabilities of the Company as of the conversion date.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2002
(dollars in thousands except per share data)

        The components of the Company's income provisions are as follows:

	For the Years Ended December 31,
	2002	2001	2000
Current:
Federal	$17,677	$4,854	$2,768
State	3,383	625	225

Subtotal	21,060	5,479	2,993
Deferred:
Federal	14,181	(443)	511
State	1,501	(56)	66

Subtotal	15,682	(499)	577

Total	$36,742	$4,980	$3,570

        A reconciliation of the statutory federal rate to the effective tax rate is as follows:

	For the Years Ended December 31
	2002	2001	2000
Provision at the statutory rate	$26,811	$17,462	$14,915
Increase (decrease) resulting from:
State income tax, net	3,630	2,369	1,869
Goodwill amortization	—	204	357
Net deferred tax liability resulting from conversion to a corporation	11,553	—	—
Tax benefit of L.L.C. structure	(5,299)	(15,128)	(13,302)
Other	47	73	(269)

Provision for income taxes	$36,742	$4,980	$3,570

        The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following at:

	December 31,
	2002	2001
Reserves and accruals	$8,848	($3,943)
Net operating loss and alternative minimum tax credit carryforwards	699	—
Tax goodwill amortization	(18,233)	—
Depreciation	(10,517)	(15)
Other	(946)	(1,288)
Valuation allowance	(699)	—

Net deferred tax liability	($20,848)	($5,246)

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2002
(dollars in thousands except per share data)

	December 31,
	2002	2001
Deferred tax assets:
Current	$13,077	$924
Long term	119	242
Deferred tax liabilities:
Current	(4,033)	(4,800)
Long term	(30,011)	(1,612)

Net deferred tax liability	($20,848)	($5,246)

        The Company has alternative minimum tax ("AMT") credit carryforwards of $120 and net operating loss ("NOL") carryforwards of $1,381 that are attributable to certain of the Company's "C" corporation subsidiaries and are subject to separate return year limitations. The AMT credit carryforwards have no expiration date. The NOL carryforwards begin to expire in 2021. Pursuant to the Company's accounting policy, a valuation allowance was recorded on these carryforwards.

14. EARNINGS PER SHARE:

        Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period.

        The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31, 2002
Net income applicable to common shares:
Continuing operations	$39,862
Discontinued operations	(1,777)

$38,085

Earnings per share:
Basic-
Continuing operations	$1.20
Discontinued operations	(0.05)

$1.15

Diluted-
Continuing operations	$1.20
Discontinued operations(1)	(0.05)

$1.15

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2002
(dollars in thousands except per share data)

Year Ended December 31, 2002
Common shares and common share equivalents (in thousands):
Weighted-average shares outstanding	33,065

Basic shares	33,065
Shares issuable with respect to additional common share equivalents (stock options)	8

Diluted equivalent shares	33,073

(1)
The common share equivalents were excluded from the calculation of diluted earnings per share from discontinued operations due to their anti-dilutive effect.

15. RELATED-PARTY TRANSACTIONS

        Certain of the Company's directors, shareholders and their affiliates, and platform management, have engaged in transactions with us. These transactions primarily relate to long-term operating leases of facilities (see Note 16).

        For the years ended December 31, 2002, 2001 and 2000, $979, $1,494 and $224 was paid to an advertising entity in which one of our directors had a substantial interest.

        During 2002, the Company paid $269 in legal fees to a law firm in which one of our directors was Of Counsel.

        In April 2002, the Company acquired land from one of its directors for $2,000 for the purpose of expanding the operations of one of its dealerships.

        In August 2002, the Company acquired land from one of its directors for $1,700, for the purpose of constructing a new body shop facility.

        The Company believes that these transactions involved terms comparable to terms that would be obtained from unaffiliated third parties.

16. OPERATING LEASES

        The Company leases various facilities and equipment under long-term operating lease agreements, including leases with its shareholders/employees or entities controlled by the Company's shareholders/employees. In instances where the Company entered into leases in which the rent escalates over time the Company has straight-lined the rent expense over the life of the lease. Rent expense from continuing operations amounted to $28,463, $24,802 and $21,739 for the three years ended December 31, 2002, 2001 and 2000. Of these amounts, $13,812, $12,175 and $14,103, respectively, were paid to entities controlled by its shareholder members.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2002
(dollars in thousands except per share data)

        Future minimum payments under long-term, non-cancelable operating leases as of December 31, 2002, are as follows:

	Related Parties	Third Parties	Total
2003	$14,966	$15,702	$30,668
2004	14,705	13,958	28,663
2005	14,703	12,687	27,390
2006	14,479	11,625	26,104
2007	14,499	11,008	25,507
Thereafter	33,228	66,132	99,360

Total	$106,580	$131,112	$237,692

        The Company has an option to acquire certain properties from one of its directors. The purchase option, initially based on the aggregate appraised value, adjusts each year for movements in the Consumer Price Index. The purchase option of $50,396 can only be exercised in total.

17. COMMITMENTS AND CONTINGENCIES

        A significant portion of the Company's vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, the Company's operations are subject to customary risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and socio-economic conditions in foreign countries. The United States or the countries from which the Company's products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/ or parts at reasonable prices.

        Manufacturers may direct the Company to implement costly capital improvements to dealerships as a condition for renewing the Company's franchise agreements with them. Manufacturers also typically require that their franchises meet specific standards of appearance. These factors, either alone or in combination, could cause the Company to divert its financial resources to capital projects from uses that management believes may be of higher long-term value to the Company, such as acquisitions.

        Substantially all of the Company's facilities are subject to federal, state and local provisions regarding the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect upon the capital expenditures, net earnings, financial condition, liquidity or competitive position of the Company. Management believes that its current practices and procedures for the control and disposition of such materials comply with applicable federal, state and local requirements.

        The Company is involved in legal proceedings and claims, which arise in the ordinary course of its business and with respect to certain of these claims, the sellers have indemnified the Company. In the

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2002
(dollars in thousands except per share data)

opinion of management of the Company, the amount of ultimate liability with respect to these actions will not materially affect the financial condition, liquidity or the results of operations of the Company.

        The dealerships operated by the Company hold franchise agreements with a number of vehicle manufacturers. In accordance with the individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships or the loss of a franchise agreement could have a negative impact on the Company's operating results.

        The Company has guaranteed three loans made by financial institutions either directly to management or to non-consolidated entities controlled by management which totaled approximately $6,140 at December 31, 2002. Two of these guarantees, made on behalf of two platform executives, were made in conjunction with those executives acquiring equity in the Company. The primary obligors of these notes are the platform executives. The guarantees were made in November 1998. In each of these cases the Company believed that it was important for each of the individuals to have equity at risk. The Company recorded a liability of $2,000 as of December 31, 2002 to reflect its estimate of the probable liability under these guarantees, and $604 was charged to operations in 2002, net of anticipated collateral recoveries. The third guarantee is made by a corporation acquired by the Company in October 1998 and guarantees an industrial revenue bond. Under the terms of the industrial revenue bond, the Company could not remove itself as a guarantor. The primary obligor of the note is a non-dealership business entity and that entity's partners as individuals.

18. EQUITY BASED ARRANGEMENTS

        In connection with the IPO on March 14, 2002, all membership interests in the equity of the limited liability company were exchanged for 1,072,738 options to purchase common stock in Asbury Automotive Group, Inc. As a result, the Company has established two fixed stock option plans under which it may grant non-qualified stock options to its officers and employees at prices granted at fair market value on the date of the grant. For all the plans, the stock options become exercisable over a three-year vesting period and expire ten years after the grant date. As of December 31, 2002, the combined plans have 2,572,738 authorized stock options of which 2,112,421 were outstanding.

        The following table summarizes the Company's outstanding member interest stock options:

Membership Interest Percentage
Options outstanding January 1, 2000	.029%
Granted	.004
Canceled	(.029)

Options outstanding December 31, 2000	.004%
Granted	.039
Canceled	(.002)

Options outstanding December 31, 2001	.041%
Granted	.007

Options outstanding March 13, 2002	.048%

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2000
(dollars in thousands except per share data)

        On March 14, 2002 in connection with the Company's IPO, member interest options outstanding were converted to stock options to purchase shares of the Company's common stock.

	Stock Options	Weighted Average Exercise Price
Options outstanding March 14, 2002	1,072,738	$16.56
Granted	1,072,439	$16.05
Canceled	(32,756)	$16.12

Options outstanding December 31, 2002	2,112,421	$16.31

	Options Outstanding
				Options Exercisable
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life		Number Outstanding	Weighted Average Exercise Price
		(years)
$8.75 - $14.75	402,738	8.4	$12.85	145,618	$13.39
$16.50 - $17.93	1,709,683	9.1	$17.12	328,660	$17.57

	2,112,421			474,278

        The Company applies APB 25 and the related interpretations in accounting for its stock option plans. Accordingly, the Company is required to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including disclosure of pro forma net earnings and earnings per share had compensation expense relating to the grants been measured under the fair value recognition provisions of SFAS No. 123 (See Note 2). The weighted average fair values at date of grant for options granted during 2002, 2001 and 2000 were $8.17, $9.00 and $6.86, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2002	2001	2000
Expected life of option	5 years	5 years	5 years
Risk-free interest rate	4.7%	4.15%	6.4%
Expected volatility	55%	54%	55%
Expected dividend yield	0%	0%	0%

19. DISCONTINUED OPERATIONS:

        Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations—Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2002
(dollars in thousands except per share data)

No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens its application to include a component of an entity which has separately identifiable cash flows. During 2002, the Company classified as discontinued operations six dealerships; four of which were divested during the year and two were held for sale as of December 31, 2002.

        A summary of statement of income information relating to the discontinued operations is as follows:

	For the Year Ended December 31,
	2002	2001	2000
Revenues	$53,882	$130,907	$157,317
Cost of sales	46,575	111,571	136,801

Gross profit	7,307	19,336	20,516
Operating expenses	8,201	15,958	16,581

Income (loss) from operations	(894)	3,378	3,935
Other, net	(31)	(1,433)	(2,524)

Net income (loss)	(925)	1,945	1,411
Loss on disposition of discontinued operations, net of related taxes	(852)	—	—

Discontinued operations	$(1,777)	$1,945	$1,411

        The following is a summary of net assets held for sale as of December 31, 2002:

Assets:
Inventory	$12,952
Property and equipment	8,530
Goodwill	1,623
Other	40

Total assets	23,145
Liabilities:
Floor plan notes payable	11,828
Other	125

Total liabilities	11,953

Net assets	$11,192

20. RETIREMENT PLANS

        Prior to 2001, the Company and several of the subsidiaries had existing 401(k) salary deferral/savings plans for the benefit of substantially all of its employees. In 2001, the Company consolidated all of its existing 401(k) salary deferral/savings plans into one plan (the "Plan") with the exception of one platform's plan. Employees are eligible to participate in the Plan after one year of service. Employees electing to participate in the Plan may contribute up to 20% of their annual compensation limited to

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, 2001 and 2002
(dollars in thousands except per share data)

the maximum amount that can be deducted for income tax purposes each year. The Company matches 50% of each employee's contributions up to 4%, with a maximum match of 2% of an employee's salary. Participants vest evenly over three years after entering the Plan. Expenses from continuing operations related to subsidiary matching totaled $2,530, $2,459 and $1,830 for the years ended December 31, 2002, 2001 and 2000, respectively.

21. CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2002
Revenues(1)	$1,054,544	$1,136,700	$1,213,199	$1,081,595

Gross profit(1)	$169,763	$179,496	$186,945	$170,706

Net income	$5,162	$12,780	$14,644	$5,499

Income per common share:
Basic(2)	$.17	$.38	$.43	$.16

Diluted(2)	$.17	$.37	$.43	$.16

Year Ended December 31, 2001
Revenues(1)	$971,481	$1,045,049	$1,074,045	$1,103,339

Gross profit(1)	$151,504	$160,156	$169,510	$171,950

Income before extraordinary loss	$8,109	$10,993	$16,188	$10,327

Net income	$6,676	$10,993	$16,188	$10,327

(1)
For the first three quarters of 2002 and 2001, both revenues and gross profit were different from the comparable amounts previously reported in the filed Form 10-Q. The differences resulted from reporting units of the Company which were deemed discontinued operations subsequent to the filing of the respective Form 10-Q (see Note 19).

(2)
The sum of income per common share for the four quarters do not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        On May 13, 2002, we removed Arthur Andersen LLP as our independent public accountants and on May 16, 2002 retained Deloitte & Touche LLP ("D&T") to serve as our independent public accountants for the fiscal year 2002. As the result of guidance published by the Auditing Standards Board, companies with both discontinued operations and previously issued financial statements that were audited by an accounting firm that has ceased to exist, are required to have their previously audited financial statements reaudited. Therefore, we retained D&T to audit fiscal years 2000 and 2001.

        During the year ended December 31, 2002 (including the reaudit of the Company's financial statements for the years ended December 31, 2001 and 2000) and through the date of this Form 10-K, there were no disagreements with D&T on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to D&T's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. We provided D&T with a copy of the foregoing disclosures.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Reference is made to the information set forth under the captions "Corporate Officers," "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 11. Executive Compensation

        Reference is made to the information set forth under the caption "Summary Compensation" appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Reference is made to the information set forth under the caption "Related Party Transactions" appearing in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures

        Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this report on Form 10-K.

(1)
Financial Schedules:

    There are no schedules required to be filed herewith.

  (2)
  Exhibits required to be filed by Item 601 of Regulation S-K.

(b)
Reports on Form 8-K:

        Report filed December 3, 2002, under Item 9, related to the issuance of a press release announcing that the Company intends to restructure its previously announced acquisition of the Bob Baker Group.

        Report filed December 20, 2002, under Item 9, related to the issuance of a press release announcing that the Company revised its full year 2002 diluted earnings per share target to $1.37-$1.40 from its previous guidance of $1.50.

        Report filed February 27, 2003, under Item 9, related to the issuance of a press release announcing the Company's fourth quarter and 2002 financial results.

(c)
Exhibit List

        The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to this Item 15(c).

Exhibit Number	Description of Documents
3.1	Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*
3.2	Restated Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*
4.1
Senior Note Indenture dated as of June 5, 2002, among Asbury Automotive Group, Inc., Goldman, Sachs & Co., Salomon, Smith Barney, Inc. and the Bank of New York, as trustee (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*

4.2	Form of 9% Exchange Note due 2012 (included in Exhibit 4.2 to the Company's Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*
4.3
First Supplemental Indenture, dated as of March 19, 2003, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors and The Bank of New York, as trustee.
**10.1	1999 Stock Option Plan (filed as Exhibit 10.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*
**10.2	2002 Stock Option Plan (filed as Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*
10.3	Form of Director and Officer Indemnification Agreement
**10.4	Severance Pay Agreement of Thomas R. Gibson (filed as Exhibit 10.5 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*
**10.5	Severance Pay Agreement of Philip R. Johnson (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on July 27, 2001)*
**10.6	Severance Pay Agreement of Thomas F. Gilman dated as of November 1, 2002
**10.7	Severance Pay Agreement of Robert D. Frank dated as of November 1, 2002
**10.8	Severance Pay Agreement of Lynne A. Burgess dated as of September 23, 2002
**10.9	Employment Agreement of Kenneth B. Gilman (filed as Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on January 10, 2002)*
**10.10
Employment Agreement of Ben David McDavid Sr. (filed as Exhibit 10.20 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
**10.11	Employment and Consulting Agreement of Thomas F. "Mack" McLarty, III (filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended June 30, 2002)*
10.12
Credit Agreement, dated as of January 17, 2001, between Asbury Automotive Group, L.L.C. and Ford Motor Credit Company, Chrysler Financial Company, L.L.C. and General Motors Acceptance Corporation (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on July 27, 2001)*
10.13
Amendment No. 1 to the Credit Agreement, dated as of July 29, 2002, by and among Asbury Automotive Group, L.L.C., Asbury Automotive Group, Inc., Asbury Automotive Group Holdings, Inc. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation and the other lenders

10.14
Amendment No. 2 to the Credit Agreement, dated as of September 25, 2002, by and among Asbury Automotive Group, L.L.C., Asbury Automotive Group, Inc., Asbury Automotive Group Holdings, Inc. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation and the other lenders
10.15
Letter Agreement dated as of February 5, 2003, between Asbury Automotive Group, L.L.C. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation
10.16	Ford Dealer Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.17	General Motors Dealer Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.18	Honda Dealer Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001.)*
10.19	Mercedes Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.20	Nissan Dealer Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.21	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.22
Stock Purchase Agreement by and among Bob Baker Enterprises, Inc. and its Affiliate Corporations, their Shareholders and Asbury Automotive Group, Inc. (August 28, 2002) (filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended September 30, 2002)*
12	Computation of Ratios of Earnings to Fixed Charges
16	Letter re change in certifying accountant (filed as Exhibit 16 to the Company's Form 8-K filed with the SEC on May 17, 2003)*
21.1	Subsidiaries of the Company
23	Consent of Deloitte & Touche LLP
99.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
99.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
*
Incorporated by reference.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: March 24, 2003	/s/ KENNETH B. GILMAN Name: Kenneth B. Gilman Title: Chief Executive Officer and President

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ KENNETH B. GILMAN (Kenneth B. Gilman)	Chief Executive Officer, President and Director	March 24, 2003
/s/ THOMAS F. GILMAN (Thomas F. Gilman)	Senior Vice President and Chief Financial Officer	March 24, 2003
/s/ BRETT HUTCHINSON (Brett Hutchinson)	Controller and Chief Accounting Officer	March 24, 2003
/s/ THOMAS R. GIBSON (Thomas R. Gibson)	Chairman of the Board	March 24, 2003
/s/ TIMOTHY C. COLLINS (Timothy C. Collins)	Director	March 24, 2003
/s/ BEN DAVID MCDAVID (Ben David McDavid)	Director	March 24, 2003
/s/ JOHN M. ROTH (John M. Roth)	Director	March 24, 2003
/s/ IAN K. SNOW (Ian K. Snow)	Director	March 24, 2003

/s/ THOMAS C. ISRAEL (Thomas C. Israel)	Director	March 24, 2003
/s/ VERNON E. JORDAN, JR. (Vernon E. Jordan, Jr.)	Director	March 24, 2003
/s/ PHILIP F. MARITZ (Philip F. Maritz)	Director	March 24, 2003
/s/ THOMAS F. MCLARTY (Thomas F. "Mack" McLarty)	Director	March 24, 2003
/s/ MICHAEL J. DURHAM (Michael J. Durham)	Director	March 24, 2003
/s/ JEFFREY I. WOOLEY (Jeffrey I. Wooley)	Director	March 24, 2003

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE
SECURITIES EXCHANGE ACT OF 1934 AS ADAPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

        I, Kenneth B. Gilman, certify that:

        1. I have reviewed this annual report on Form 10-K of Asbury Automotive Group, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 24, 2003

/s/ KENNETH B. GILMAN
Kenneth B. Gilman Chief Executive Officer and President

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE
SECURITIES EXCHANGE ACT OF 1934 AS ADAPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

        I, Thomas F. Gilman, certify that:

        1. I have reviewed this annual report on Form 10-K of Asbury Automotive Group, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 24, 2003

/s/ THOMAS F. GILMAN Thomas F. Gilman Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

        The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
3.1	Restated Certificate of Incorporation of Asbury Automotive Group, Inc. filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002*
3.2	Restated Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*
4.1
Senior Note Indenture dated as of June 5, 2002, among Asbury Automotive Group, Inc., Goldman, Sachs & Co., Salomon, Smith Barney, Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*
4.2	Form of 9% Exchange Note due 2012 (included in Exhibit 4.2 to the Company's Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*
4.3
First Supplemental Indenture, dated as of March 19, 2003, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors and The Bank of New York, as trustee.
10.1	1999 Stock Option Plan (filed as Exhibit 10.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*
10.2	2002 Stock Option Plan (filed as Exhibit 10.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*
10.3	Form of Director and Officer Indemnification Agreement
10.4	Severance Pay Agreement of Thomas R. Gibson (filed as Exhibit 10.5 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*
10.5	Severance Pay Agreement of Philip R. Johnson (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on July 27, 2001)*
10.6	Severance Pay Agreement of Thomas F. Gilman dated as of November 1, 2002
10.7	Severance Pay Agreement of Robert D. Frank dated as of November 1, 2002
10.8	Severance Pay Agreement of Lynne A. Burgess dated as of September 23, 2002
10.9	Employment Agreement of Kenneth B. Gilman (filed as Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on January 10, 2002)*
10.10
Employment Agreement of Ben David McDavid Sr. (filed as Exhibit 10.20 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.11	Employment and Consulting Agreement of Thomas F. "Mack" McLarty, III (filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended June 30, 2002)*
10.12
Credit Agreement, dated as of January 17, 2001, between Asbury Automotive Group, L.L.C. and Ford Motor Credit Company, Chrysler Financial Company, L.L.C. and General Motors Acceptance Corporation (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on July 27, 2001)*
10.13
Amendment No. 1 to the Credit Agreement, dated as of July 29, 2002, by and among Asbury Automotive Group, L.L.C., Asbury Automotive Group, Inc., Asbury Automotive Group Holdings, Inc. and Ford Motor Credit Company, DaimlerServices North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation and the other lenders
10.14
Amendment No. 2 to the Credit Agreement, dated as of September 25, 2002, by and among Asbury Automotive Group, L.L.C., Asbury Automotive Group, Inc., Asbury Automotive Group Holdings, Inc. and Ford Motor Credit Company, DaimlerServices North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation and the other lenders
10.15
Letter Agreement dated as of February 5, 2003, between Asbury Automotive Group, L.L.C. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation
10.16	Ford Dealer Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.17	General Motors Dealer Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.18	Honda Dealer Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001.)*
10.19	Mercedes Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.20	Nissan Dealer Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.21	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.22
Stock Purchase Agreement by and among Bob Baker Enterprises, Inc. and its Affiliate Corporations, their Shareholders and Asbury Automotive Group, Inc. (August 28, 2002) (filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended September 30, 2002)*
12.	Computation of Ratios of Earnings to Fixed Charges

16	Letter re change in certifying accountant (filed as Exhibit 16 to the Company's Form 8-K filed with the SEC on May 17, 2003)*
21.1	Subsidiaries of the Company
23	Consent of Deloitte & Touche LLP
99.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
99.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*
Incorporated by reference.

QuickLinks

APPLICABLE ONLY TO CORPORATE REGISTRANTS
DOCUMENTS INCORPORATED BY REFERENCE
ASBURY AUTOMOTIVE GROUP, INC. 2002 FORM 10-K ANNUAL REPORT
PART I
RISK FACTORS RELATED TO OUR DEPENDENCE ON VEHICLE MANUFACTURERS
RISKS RELATED TO OUR ACQUISITION STRATEGY
RISKS RELATED TO COMPETITION
RISKS RELATED TO THE AUTOMOTIVE INDUSTRY
OTHER RISKS RELATED TO OUR BUSINESS
PART II
ASBURY AUTOMOTIVE GROUP, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands except for share data)
ASBURY AUTOMOTIVE GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except per share data)
ASBURY AUTOMOTIVE GROUP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS'/MEMBERS' EQUITY (dollars in thousands)
ASBURY AUTOMOTIVE GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
ASBURY AUTOMOTIVE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000 (dollars in thousands except per share data)
PART III
PART IV
CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADAPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADAPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX