Form 10-Q
period 2003-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2003-05-15
CIK 1144980

===============================================================================






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

                        Commission file number: 001-31262


                          ASBURY AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                               Delaware 01-0609375

-------------------------------            -------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes v No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No v

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

The number of shares of common stock outstanding as of May 9, 2003 was 32,840,476 (net of 1,159,524 treasury shares).







================================================================================

                          ASBURY AUTOMOTIVE GROUP, INC.
                    March 31, 2003 Form 10-Q Quarterly Report



                                Table of Contents


                         Part I - Financial Information

                                                                           Page

Item 1. Financial Statements

        Consolidated Balance Sheets as of
        March 31, 2003 and December 31, 2002.................................1

        Consolidated Statements of Income -
        Three Months Ended March 31, 2003 and 2002...........................2

        Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 2003 and 2002...........................3

        Notes to Consolidated Financial Statements...........................4

        Independent Accountants' Review Report ..............................8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........15

Item 4. Controls and Procedures.............................................15

                           Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders.................16

Item 6. Exhibits and Reports on Form 8-K....................................16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ASBURY AUTOMOTIVE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except for share data)


                                                                              March 31,      December 31,
                                    ASSETS                                       2003            2002
                                                                             -----------     ------------
                                                                             (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ............................................   $    38,077      $  22,613
    Contracts-in-transit .................................................        88,936         91,190
    Current portion of restricted marketable securities ..................         1,545          1,499
    Accounts receivable (net of allowance of $2,103 and $2,122) ..........        93,275         96,090
    Inventories ..........................................................       622,436        604,791
    Deferred income taxes ................................................         7,353          9,044
    Prepaid and other current assets .....................................        21,912         24,556
                                                                             -----------    -----------
                 Total current assets ....................................       873,534        849,783

PROPERTY AND EQUIPMENT, net ..............................................       277,735        286,930

GOODWILL .................................................................       400,666        402,133

RESTRICTED CASH AND MARKETABLE SECURITIES ................................         5,383          4,892

OTHER ASSETS .............................................................        61,850         61,906
                                                                             -----------    -----------
                 Total assets ............................................   $ 1,619,168    $ 1,605,644
                                                                             ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Floor plan notes payable .............................................   $   559,783     $  540,419
    Current maturities of long-term debt .................................        30,609         35,009
    Accounts payable .....................................................        41,303         40,120
    Accrued liabilities ..................................................        77,226         77,325
                                                                             -----------      ---------
                 Total current liabilities ...............................       708,921        692,873

LONG-TERM DEBT ...........................................................       436,241        440,143

DEFERRED INCOME TAXES ....................................................        26,450         29,972

OTHER LIABILITIES ........................................................        15,367         15,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized
    Common stock, $.01 par value, 90,000,000 shares authorized, 34,000,000
       issued ............................................................           340            340
    Additional paid-in capital ...........................................       410,740        410,718
    Retained earnings ....................................................        29,742         22,645
    Treasury stock, at cost; 980,124 and 772,824 shares ..................        (8,544)        (6,630)
    Accumulated other comprehensive (loss) ...............................           (89)          (122)
                                                                             -----------    -----------
                 Total stockholders' equity ..............................       432,189        426,951
                                                                             -----------    -----------
                 Total liabilities and stockholders' equity ..............   $ 1,619,168    $ 1,605,644
                                                                             ===========    ===========


See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                               For the Three Months Ended March 31,
                                                                        2003           2002
REVENUES:
   New vehicle ..................................................   $   636,109    $   621,018
   Used vehicle .................................................       304,307        280,856
   Parts, service and collision repair ..........................       131,207        121,968
   Finance and insurance, net ...................................        29,649         26,085
                                                                    -----------    -----------
       Total revenues ...........................................     1,101,272      1,049,927
                                                                    -----------    -----------
COST OF SALES:
   New vehicle ..................................................       588,691        569,471
   Used vehicle .................................................       275,458        253,933
   Parts, service and collision repair ..........................        62,343         57,439
                                                                    -----------    -----------
       Total cost of sales ......................................       926,492        880,843
                                                                    -----------    -----------
GROSS PROFIT ....................................................       174,780        169,084

OPERATING EXPENSES:
   Selling, general and administrative ..........................       142,164        130,308
   Depreciation and amortization ................................         5,947          5,756
                                                                    -----------    -----------
       Income from operations ...................................        26,669         33,020
                                                                    -----------    -----------
OTHER INCOME (EXPENSE):
   Floor plan interest expense ..................................        (4,570)        (4,182)
   Other interest expense .......................................        (9,954)        (9,748)
   Interest income ..............................................           181            314
   Net losses from unconsolidated affiliates ....................          --             (100)
   Loss on sale of assets .......................................          (313)          --
   Other, net ...................................................          (546)          (392)
                                                                    -----------    -----------
       Total other expense, net .................................       (15,202)       (14,108)
                                                                    -----------    -----------
       Income before income taxes ...............................        11,467         18,912

INCOME TAX EXPENSE:
   Income tax expense ...........................................         4,564          2,228
   Tax adjustment upon conversion from an L.L.C. to a corporation          --           11,553
                                                                    -----------    -----------
       Total income tax expense .................................         4,564         13,781
                                                                    -----------    -----------
       Income from continuing operations ........................         6,903          5,131

DISCONTINUED OPERATIONS .........................................           194             31
                                                                    -----------    -----------
       Net income ...............................................   $     7,097          5,162
                                                                    ===========
PRO FORMA TAX (BENEFIT) EXPENSE:
   Pro forma income tax expense .................................                        5,299
   Tax adjustment upon conversion from an L.L.C. to a corporation                      (11,553)
                                                                                   -----------
       Tax affected pro forma net income ........................                  $    11,416
                                                                                   ===========

EARNINGS PER SHARE:
   Basic ........................................................   $      0.21    $      0.17
                                                                    ===========    ===========
   Diluted ......................................................   $      0.21    $      0.17
                                                                    ===========    ===========

PRO FORMA EARNINGS PER SHARE:
   Basic ........................................................                  $      0.37
                                                                                   ===========

   Diluted ......................................................                  $      0.37
                                                                                   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
   Basic                                                                 33,052         30,400
                                                                     ==========    ===========

   Diluted                                                               33,053         30,434
                                                                     ==========    ===========


See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                    For the Three Months Ended
                                                                                              March 31,
                                                                                           2003        2002
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income ......................................................................   $  7,097    $  5,162
    Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization ................................................      5,947       5,756
       Gain on sale of discontinued operations, net of related taxes ................       (617)       (559)
       Deferred income taxes ........................................................     (1,807)     11,115
       Loss from unconsolidated affiliates, net .....................................       --           100
       Loss on sale of assets .......................................................        313        --
       Amortization of deferred finance fees ........................................      1,278       1,044
    Change in operating assets and liabilities, net of effects from acquisitions and divestitures-
       Contracts-in-transit .........................................................      2,254       6,827
       Accounts receivable, net .....................................................     (1,504)     (6,403)
       Proceeds from the sale of accounts receivable ................................      4,319       4,448
       Inventories ..................................................................    (26,696)    (17,233)
       Floor plan notes payable .....................................................     30,607       4,865
       Accounts payable and accrued liabilities .....................................      3,015       3,355
       Other ........................................................................      5,032      (2,077)
                                                                                       ---------    --------
             Net cash provided by operating activities ..............................     29,238      16,400
                                                                                       ---------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures ............................................................    (15,223)     (8,593)
    Proceeds from the sale of assets ................................................        376        --
    Proceeds from sale of discontinued operations ...................................      5,776       3,377
    Acquisitions (net of cash acquired) .............................................       (250)       --
    Proceeds from restricted marketable securities ..................................        913         913
    Purchase of restricted investments ..............................................     (1,450)       --
    Net (issuance) of finance contracts .............................................     (1,464)       (850)
    Other investing activities ......................................................       --        (1,901)
                                                                                       ---------    --------
             Net cash used in investing activities ..................................    (11,322)     (7,054)
                                                                                       ---------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
    Distributions to members ........................................................     (3,010)     (4,202)
    Contributions ...................................................................       --           800
    Repayments of debt ..............................................................    (34,265)    (58,211)
    Proceeds from borrowings ........................................................     21,379       2,509
    Proceeds from initial public offering, net ......................................       --        67,364
    Payment of debt issuance costs ..................................................       (263)       --
    Proceeds from sale/leaseback transactions .......................................     16,887        --
    Purchase of treasury stock ......................................................     (3,180)       --
                                                                                        --------    --------
             Net cash provided by (used in) financing activities ....................     (2,452)      8,260
                                                                                        --------    --------
             Net increase in cash and cash equivalents ..............................     15,464      17,606

CASH AND CASH EQUIVALENTS, beginning of period ......................................     22,613      60,506
                                                                                        --------    --------
CASH AND CASH EQUIVALENTS, end of period ............................................   $ 38,077    $ 78,112
                                                                                        ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for-
      Interest (net of amounts capitalized) .........................................   $  8,604    $ 12,880
                                                                                        ========    ========

      Income taxes ..................................................................   $     52    $     67
                                                                                        ========    ========


See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                   (unaudited)




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
----------------------

The consolidated balance sheet at March 31, 2003, the consolidated statements of income for the three-month periods ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002, are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods were made. Certain items in the March 31, 2002 financial statements were reclassified to conform to the classification of the March 31, 2003 financial statements. Due to seasonality and other factors, the results of operations for interim periods are not necessarily indicative of the results that would be realized for the entire year.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

All significant intercompany balances and transactions have been eliminated in consolidation.

2.   INVENTORIES:

Inventories consisted of the following:

                                   March 31, 2003     December 31, 2002
                                   --------------     -----------------

New vehicles                           $488,950             $477,453
Used vehicles                            92,906               86,392
Parts, accessories and other             40,580               40,946
                                       --------             --------
                                       $622,436             $604,791
                                       ========             ========

3.  EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

                                                   For the Three Months
                                                      Ended March 31,
                                                      ---------------
                                                      2003     2002
                                                      ----     ----

Net income applicable to common shares:
   Continuing operations ..............              $6,903   $5,131
   Discontinued operations ............                 194       31
                                                     ------   ------
                                                     $7,097   $5,162
                                                     ======   ======

                                                   For the Three Months
                                                      Ended March 31,
                                                      ---------------
                                                      2003     2002
                                                      ----     ----
Earnings per share:
   Basic-
      Continuing operations                               $.21     $.17
      Discontinued operations                              -        -
                                                          ----     ----
                                                          $.21     $.17
                                                          ====     ====
   Diluted-
      Continuing operations                               $.21     $.17
      Discontinued operations                              -        -
                                                          ----     ----
                                                          $.21     $.17
                                                          ====     ====

Common shares and common share equivalents:

    Weighted-average shares outstanding                  33,052      30,400
                                                         ------      ------
    Basic shares                                         33,052      30,400
    Shares issuable with respect to additional
      common share equivalents (stock options)                1          34
                                                         ------      ------
    Diluted equivalent shares                            33,053      30,434
                                                         ======      ======

4.   INTANGIBLE ASSETS AND GOODWILL:

Intangible assets consist of the following (included in other assets on the accompanying consolidated balance sheets):

                                                    March 31,    December 31,
                                                       2003          2002
                                                       ----          ----

Amortizable intangible assets:
    Noncompete agreements ........................   $  5,331    $  5,331
    Licensing agreements .........................      1,750       1,750
    Lease agreements (amortization is
      included in rent expense) ..................      6,523       6,527
                                                     --------    --------
         Total ...................................     13,604      13,608

     Less - Accumulated amortization .............     (9,223)     (8,546)
                                                     --------    --------
Intangible assets, net ...........................   $  4,381    $  5,062
                                                     ========    ========

Unamortizable intangible assets - franchise rights   $  8,000    $  8,000
                                                     ========    ========

Amortization expense for the three-month periods ended March 31, 2003 and 2002 was $569 and $598, respectively.

Estimated amortization expense - for the years ended December 31:
   2004                                                              $488
   2005                                                               105
   2006                                                               101
   2007                                                               101
   2008                                                               100

The changes in the carrying amounts of goodwill for the period ended March 31, 2003 are as follows:

Balance as of December 31, 2002                                    $402,133

   Additions related to current year acquisitions                       126
   Goodwill associated with discontinued operations                  (1,593)
                                                                   --------
Balance as of March 31, 2003                                       $400,666
                                                                   ========

5.   COMPREHENSIVE INCOME:

                                                       For the Three Months
                                                         Ended March 31,
                                                         ---------------
                                                        2003         2002
                                                        ----         ----

Net income ......................................       $ 7,097    $ 5,162

Other comprehensive income, net of tax:
    Change in fair value of interest rate swaps .          --        1,487
    Income tax expense ..........................          --       (1,230)
                                                        -------    -------
                                                           --          257
    Reclassification adjustment of loss on
       interest rate swaps included in net income            57       --
    Income tax benefit ..........................           (24)      --
                                                        -------    -------
Comprehensive income ............................       $ 7,130    $ 5,419
                                                        =======    =======

6.   EQUITY-BASED COMPENSATION:

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition Disclosure."

A reconciliation of the Company's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, is as follows:

                                                        For the Three Months
                                                           Ended March 31,
                                                      ------------------------
                                                        2003             2002
                                                      -------          -------

Net income                                            $7,097           $5,162
Adjustment to net earnings for:
    Stock-based compensation expense included
      in net earnings, net of tax                         14               66
    Pro forma stock-based compensation expense,
      net of tax                                        (923)          (1,193)
                                                      ------           ------
Pro forma net income                                  $6,188           $4,035
                                                      ======           ======
Earnings per share:
    Basic - as reported                                $.21             $.17
                                                      ======           ======
    Basic - pro forma                                  $.19             $.13
                                                      ======           ======
    Diluted - as reported                              $.21             $.17
                                                      ======           ======
    Diluted - pro forma                                $.19             $.13
                                                      ======           ======

7.   DISCONTINUED OPERATIONS:

During the first quarter of 2003, the Company classified as discontinued operations three dealerships; two of which were divested, and one of which was held for sale as of March 31, 2003. The results of operations are accounted for as discontinued operations in the consolidated statements of income. A summary statement of income information relating to the discontinued operations is as follows:

                                                  For the Three Months
                                                      Ended March 31,
                                                  ---------------------
                                                    2003         2002
                                                  ---------   --------

Revenues ......................................   $  4,593    $ 20,980
Cost of sales .................................      3,913      17,897
                                                  --------    --------
         Gross profit .........................        680       3,083
Operating expenses ............................      1,307       3,431
                                                  --------    --------
         Loss from operations .................       (627)       (348)
Other, net ....................................        204        (180)
                                                  --------    --------
         Net loss .............................       (423)       (528)

Gain on disposition of discontinued operations,
   net of related taxes .......................        617         559
                                                  --------    --------
         Discontinued operations ..............   $    194    $     31
                                                  ========    ========

8. PROPERTY AND EQUIPMENT:

During the first quarter of 2003, the Company sold, under four sale/leaseback agreements with an independent third party, certain land and buildings for $16.9 million; a $0.1 million loss was recognized on the sales. Under the agreements, the Company will leaseback the properties from the purchaser over a 20-year period. The Company is accounting for the leasebacks as operating leases. The estimated annual rental expense under these agreements will be approximately $1.6 million.

9. SUBSEQUENT EVENTS:

During the second quarter of 2003, the Company made two acquisitions (three franchises) for approximately $40 million in cash, which was funded under the Company's existing credit facility. The acquisitions' purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values. The resulting goodwill and intangibles assets from these transactions are estimated to be approximately $ 34 million. The results of operations for these acquisitions will be included in the Company's consolidated results from the date of acquisition.

During the second quarter of 2003, the Company sold land and building, under a sale/leaseback transaction with an independent third party, for $8.5 million, of which $6.4 million was used to repay the current portion of long-term debt. Under the agreement, the Company will leaseback the property from the purchaser over a 22-year period. The Company will account for the leaseback as an operating lease. The estimated annual rental expense under this agreement will be approximately $0.8 million.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To Asbury Automotive Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries ("the Company") as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2003 (which includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"), we expressed an unqualified opinion on those consolidated financial statements.



/s/ Deloitte & Touche LLP

Stamford, Connecticut
April 28, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

Net income for the three months ended March 31, 2003 was $7.1 million or $0.21 per basic and diluted share, including $194,000 of income from discontinued operations. For the three months ended March 31, 2002, pro forma net income from continuing operations was $11.4 million or $0.33 per share The pro forma results for the prior year quarter exclude a nonrecurring deferred income tax provision required by SFAS 109 related to our change in tax status from a limited liability company to a "C" corporation in conjunction with our March 2002 initial public offering ("IPO"), and assumes that we were a publicly traded "C" corporation for the entire period. A reconciliation of pro forma net income from continuing operations to GAAP net income from continuing operations follows - see "Reconciliation of Non-GAAP Financial Information".

Income from continuing operations before income taxes totaled $11.5 million for the three months ended March 31, 2003, down 39% from $18.9 million for the same period last year. The decrease can primarily be attributed to the competitive new car environment, increased margin pressure, deterioration of our expense structure, the poor performance of our Oregon platform as well as operating losses of $1.5 million incurred with the Price 1 used vehicle program.

     Revenues-

(dollars in thousands, except for unit               For the Three Months
and per vehicle data)                                   Ended March 31,        Increase        %
                                                        2003        2002      (Decrease)     Change
                                                    ----------   ----------   -----------    -------
New Vehicle Data:
  Retail revenues - same store (1) ..............   $  611,673   $  609,841   $    1,832         0%
  Retail revenues - acquisitions ................       10,974         --
                                                    ----------   ----------
       Total new retail .........................      622,647      609,841       12,806         2%

  Fleet revenues - same store (1) ...............       13,457       11,177        2,280        20%
  Fleet revenues - acquisitions .................            5         --
                                                    ----------   ----------
       Total new fleet revenues .................       13,462       11,177        2,285        20%
                                                    ----------   ----------

       New vehicle revenue, as reported .........   $  636,109   $  621,018   $   15,091         2%
                                                    ==========   ==========

  Retail units - same store (1) .................       21,888       22,211         (323)       (1%)
   Retail units - actual ........................       22,283       22,211           72         0%

Used Vehicle Data:
  Retail revenues - same store (1) ..............   $  220,007   $  217,546   $    2,461         1%
  Retail revenues - acquisitions ................       12,569         --
                                                    ----------   ----------
       Total used retail revenues ...............      232,576      217,546       15,030         7%

  Wholesale revenues - same store (1) ...........       62,300       63,310       (1,010)       (2%)
  Wholesale revenues - acquisitions .............        9,431         --
                                                    ----------   ----------
       Total wholesale revenues .................       71,731       63,310        8,421        13%
                                                    ----------   ----------
       Used vehicle revenue, as reported ........   $  304,307   $  280,856   $   23,451         8%
                                                    ==========   ==========

  Retail units - same store (1) .................       14,569       14,579          (10)        0%
  Retail units - actual .........................       15,602       14,579        1,023         7%


(dollars in thousands, except for unit               For the Three Months
and per vehicle data)                                   Ended March 31,        Increase        %
                                                        2003        2002      (Decrease)     Change
                                                    ----------   ----------   -----------    -------
Parts, Service and Collision Repair:
  Revenues - same store (1) .....................   $  127,871   $  121,968   $    5,903         5%
  Revenues - acquisitions .......................        3,336         --
                                                    ----------   ----------
       Parts, service and collision repair
          revenue, as reported ..................   $  131,207   $  121,968   $    9,239         8%
                                                    ==========   ==========

Finance and Insurance:
  Revenues - same store (1) .....................   $   28,638   $   26,085   $    2,553        10%
  Revenues - acquisitions .......................        1,011         --
                                                    ----------   ----------
       Finance and insurance revenue, as reported   $   29,649   $   26,085   $    3,564        14%
                                                    ==========   ==========

Total Revenue:
  Same store (1) ................................   $1,063,946   $1,049,927   $   14,019         1%
  Acquisitions ..................................       37,326         --
                                                    ----------   ----------
       Total revenue, as reported ...............   $1,101,272   $1,049,927   $   51,345         5%
                                                    ==========   ==========

(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.

Revenues of $1.1 billion for the three months ended March 31, 2003, represented a $51.3 million or 5% increase over the three months ended March 31, 2002. Same store revenue growth accounted for $14.0 million or 1% of the increase with the remainder derived from acquisitions. On a same store basis our new retail units were down 1% despite a difficult economic and political environment which caused the industry to be down 4%. Used retail vehicle unit sales remained flat versus the prior year quarter with a notable 36% increase in our Tampa platform offset by weaknesses in our Arkansas and Oregon platforms. Fixed operations revenues were up 5% on a same store basis, primarily due to continued emphasis on customer retention and expanded product offerings. Same store finance and insurance revenues grew 10% and gross profit per vehicle retailed ("PVR") increased 11%. Contributing to this success was continued strength in product sales, strong penetration rates and the maturing of our preferred provider programs.

     Gross Profit-

(dollars in thousands, except for unit                    For the Three Months
and per vehicle data)                                         Ended March 31,      Increase        %
                                                            2003          2002    (Decrease)     Change
                                                         ---------    ----------   --------      ------
New Vehicle Data:
  Retail gross profit - same store (1) ...............   $  46,363    $  51,286   $  (4,923)       (10%)
  Retail gross profit - acquisitions .................         712         --
                                                         ---------    ---------
       Total new retail gross profit .................      47,075       51,286      (4,211)        (8%)

  Fleet gross profit - same store (1) ................         337          261          76         29%
  Fleet gross profit - acquisitions ..................           6         --
                                                         ---------    ---------
       Total new fleet gross profit ..................         343          261          82         31%
                                                         ---------    ---------
       New vehicle gross profit, as reported .........   $  47,418    $  51,547   $  (4,129)        (8%)
                                                         =========    =========

  Retail units - same store (1) ......................      21,888       22,211        (323)        (1%)
   Retail units - actual .............................      22,283       22,211          72          0%


(dollars in thousands, except for unit                    For the Three Months
and per vehicle data)                                         Ended March 31,      Increase        %
                                                            2003          2002    (Decrease)     Change
                                                         ---------    ----------  ----------     ------
Used Vehicle Data:
  Retail gross profit - same store (1) ...............   $  26,887    $  26,483   $     404          2%
  Retail gross profit - acquisitions .................       1,723         --
                                                         ---------    ---------
       Total used retail gross profit ................      28,610       26,483       2,127          8%

  Wholesale gross profit - same store (1) ............         392          440         (48)       (11%)
  Wholesale gross profit - acquisitions ..............        (153)        --
                                                         ---------    ---------
       Total wholesale gross profit ..................         239          440        (201)       (46%)
                                                         ---------    ---------
       Used vehicle gross profit, as reported ........   $  28,849    $  26,923   $   1,926          7%
                                                         =========    =========

  Retail units - same store (1) ......................      14,569       14,579         (10)         0%
  Retail units - actual ..............................      15,602       14,579       1,023          7%

Parts, Service and Collision Repair:
  Gross profit - same store (1) ......................   $  66,712    $  64,529   $   2,183          3%
  Gross profit - acquisitions ........................       2,152         --
                                                         ---------    ---------
       Parts, service and collision repair
          gross profit, as reported ..................   $  68,864    $  64,529   $   4,335          7%
                                                         =========    =========

Finance and Insurance:
  Gross profit - same store (1) ......................   $  28,638    $  26,085   $   2,553         10%
  Gross profit - acquisitions ........................       1,011         --
                                                         ---------    ---------
       Finance and insurance gross profit, as reported   $  29,649    $  26,085   $   3,564         14%
                                                         =========    =========

  Gross profit per vehicle retailed - same store (1) .   $     786    $    709    $      77         11%
  Gross profit per vehicle retailed - actual .........   $     783    $    709    $      74         10%

Total Gross Profit:
  Gross profit - same store (1) ......................   $ 169,329    $ 169,084   $     245          0%
  Gross profit - acquisitions ........................       5,451         --
                                                         ---------    ---------
       Total gross profit, as reported ...............   $ 174,780    $ 169,084   $   5,696          3%
                                                         =========    =========

(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.

Gross profit for the quarter ended March 31, 2003, increased $5.7 million or 3% over the quarter ended March 31, 2002. Same store retail gross profit was flat year over year. We achieved significant same store growth (10%) in finance and insurance and moderate increases in fixed operation (3%) and used vehicle gross profit (2%); however, this was offset by a 11% same store decline in new retail gross profit as a result of our volume focus and margin pressure.

     Operating Expenses-

Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2003, increased $11.9 million or 9% over the quarter ended March 31, 2002. Incremental expenses from acquisitions and the Price 1 used car program, higher personnel both in dollars and as a percentage of gross profit, increased outside services and rising insurance costs all contributed to the overall increase in SG&A. As a result, SG&A expenses as a percentage of revenues increased to 12.9% from 12.4% for the quarter ended March 31, 2003, compared to the same period in 2002.

     Depreciation and Amortization-

Depreciation and amortization expense increased $191,000 to $5.9 million for the quarter ended March 31, 2003, as compared to the same period in 2002. The increase is primarily related to the Price 1 used car stores.

     Other Income (Expense)-

Floor plan interest expense increased to $4.6 million for the three months ended March 31, 2003. This 9% increase was primarily due to higher inventory levels in the current quarter and our decision to floor a greater percentage of our vehicles. Non-floor plan interest expense increased by $206,000 from the prior year's first quarter as a result of the incremental interest expense of our Senior Subordinated Notes issuance in June 2002 being mostly offset from the benefits of our consolidated cash management system. Net losses from the sale of assets for the three months ended March 31, 2003 were related primarily to the disposal of certain fixed assets.

     Income Tax Provision-

Income tax expense was $4.6 million for the three months ended March 31, 2003 versus $13.8 million for the prior year quarter. For the time period from January 1, 2002 through the date of our IPO, we were structured as a limited liability company and only provided a tax provision in accordance with SFAS 109 for the nine "C" corporations that we owned directly or indirectly during that period. Effective with our IPO, which closed March 19, 2002, we converted to a corporation and became subject to federal, state and local income taxes. During the quarter ended March 31, 2002, we recorded, in accordance with SFAS No. 109, a one-time non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability, in connection with our conversion. This liability represented the difference between the financial statement and tax basis of our assets and liabilities at the conversion date. Our tax rate for the three months ended March 31, 2003, was 39.8% and was based on the estimated effective tax rate for the year.

     Discontinued Operations-

Income from discontinued operations for the three months ended March 31, 2003, represented the gain on the sale of two dealerships sold during the quarter offset by the net operating losses of those dealerships as well as the losses of one dealership pending sale as of March 31, 2003.

Income from discontinued operations for the three months ended March 31, 2002 represented the net gain on the sale of dealerships sold during that quarter offset by the operating losses of dealerships, sold or pending sale as of March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. These requirements are met principally from cash flow from operations, borrowings under the Committed Credit Facility and the Floor Plan Facility (as defined below), and mortgage notes. As of March 31, 2003 we had cash and cash equivalents of $38.1 million.

         Credit Facilities-

On January 17, 2001, we entered into a committed financing agreement (the "Committed Credit Facility") with Ford Motor Credit Company, General Motors Acceptance Corporation and DaimlerChrysler Services North America, LLC (the "Lenders") with total availability of $550 million. The Committed Credit Facility is used for acquisition financing and working capital purposes. At March 31, 2003, $477.8 million was available for borrowings. All borrowings under the Committed Credit Facility bear interest at variable rates based on 1-month LIBOR plus a specified percentage that is dependent upon our adjusted level of debt leverage as of the end of each calendar quarter.

During January 2003, we reported to the Lenders that we did not meet our fixed charge coverage ratio requirement as of December 31, 2002. Non-financed capital expenditures are deducted from the numerator of our fixed charge coverage covenant calculation. The fixed charge coverage ratio default would therefore not have occurred had we obtained financing for two large self-funded real estate projects by the end of 2002. At the end of the first quarter of 2003, we obtained financing for both properties and we are now in full compliance with all of our financial covenants as required under our various financing arrangements.

During the third quarter of 2002, we obtained consent from the Lenders for a cash management sublimit of $75 million under our Committed Credit Facility. The cash management sublimit allows us to repay up to $75 million of debt outstanding under our Committed Credit facility using cash that has been centrally collected by our cash management system. The net amount repaid under the cash management sublimit may be borrowed by us on short-term notice for general corporate purposes. As of March 31, 2003, we had $18 million available for borrowings under the cash management sublimit.

         Floor Plan Financing-

We finance substantially all of our new vehicle inventory and a portion of our used vehicle inventory under the floor plan financing credit facilities (the "Floor Plan Facilities"). The Floor Plan Facilities also provide used vehicle financing up to a fixed percentage of the value of each financed used vehicle. Total availability under the Floor Plan Facilities is $750 million. Amounts financed under the floor plan arrangements bear interest at variable rates, which are typically tied to LIBOR or the prime rate. As of March 31, 2003, we had $559.8 million outstanding under all of our floor plan financing agreements.

         Sale/Leaseback Agreements-

During the first quarter of 2003, we sold, under four sale/leaseback agreements with an independent third party, certain land and buildings for $16.9 million; a $0.1 million loss was recognized on the sales. Under the agreements, we will leaseback the properties from the purchaser over a 20-year period. We are accounting for the leasebacks as operating leases. The estimated annual rental expense under these agreements will be approximately $1.6 million.

Subsequent to March 31, 2003, we sold, under a sale back agreement with an independent third party, certain land and building for $8.5 million, of which $6.4 million was used to repay current portion of long-term debt. Under the terms of the agreement, we will leaseback the property from the purchaser for a 22-year period. We will account for the leaseback as an operating lease. The estimated annual rental expense under this agreement will be approximately $800,000.

         Acquisitions and Acquisition Financing-

Subsequent to March 31, 2003, we completed the acquisitions of two dealerships (three franchises) for an aggregate purchase price of approximately $40.0 million, all funded through borrowings under our Committed Credit Facility.

Cash Flow

         Operating Activities-

Cash flow from operations totaled $29.2 million for the three months ended March 31, 2003 consisting of net income of $7.1 million, non-cash items of $5.1 million (primarily depreciation and amortization) and a $17.0 million net change in operating assets and liabilities. This change is the result of higher floor plan notes payable caused by higher inventories and our decision to floor a greater percentage of our vehicles, increased accounts payable and accrued liabilities due to the timing of payments and decreased net receivables, including contracts-in-transit.

Cash flow from operations totaled $16.4 million for the three months ended March 31, 2002 as net income of $5.2 million plus non-cash items of $17.5 million (primarily depreciation and amortization and deferred income taxes) offset a $6.3 million net change in operating assets and liabilities. This net decrease was due to higher used vehicle inventories without the related increases in floor plan notes payable.

         Investing Activities-

Net cash flow used in investing activities for the three months ended March 31, 2003 was $11.3 million, as capital expenditures of $15.2 million, the purchase of restricted investments of $1.5 million, and the net issuance of finance contracts of $1.5 million was offset by proceeds from the sale of discontinued operations of $5.8 million.

Net cash flow used in investing activities for the three months ended March 31, 2002 was $7.1 million, as capital expenditures of $8.6 million and other investing activities of $1.9 million were offset by proceeds from the sale of discontinued operations of $3.4 million.

         Financing Activities-

Net cash flow used in financing activities for the three months ended March 31, 2003 was $2.5 million, as net proceeds from borrowings of $21.4 million and proceeds from sale/leaseback transactions of $16.9 million, offset the repayments of debt of $34.3 million, distributions to members, and the repurchase of treasury stock.

Net cash flow provided by financing activities for the three months ended March 31, 2002 was $8.3 million, as proceeds from our initial public offering of $67.4 million and net proceeds from borrowing were offset by repayments of debt of $58.2 million and distributions to members.

Capital Expenditures

Capital spending for the three months ended March 31, 2003 and 2002 was $15.2 million and $8.6 million, respectively. Capital spending other than from acquisitions is expected to be approximately $45 to $50 million for the year ended December 31, 2003 and will be primarily related to operational improvements and manufacturer-required spending to upgrade existing dealership facilities.

Stock Repurchase

In November 2002, the Lenders consented to allow us the ability to repurchase our shares provided that no events of default exist or continue. During 2002, we repurchased 772,824 shares of our common stock for a purchase price of $6.6 million. During January 2003, we repurchased an additional 207,300 shares for an aggregate purchase price of $1.9 million before we suspended our stock repurchase program in connection with the Waiver Agreement with the Lenders. Subsequent to us reporting to the Lenders that we were in compliance with our fixed charge coverage ratio, we resumed our stock repurchase program. From April 1, 2003, to May 9, 2003, we repurchased an additional 179,400 shares for approximately $1.7 million.

Reconciliation of "Non-GAAP" Financial Information

For analysis purposes, in Management's Discussion and Analysis we discuss pro forma net income from continuing operations and related earnings per share for the three months ended March 31, 2002, because that is the measurement favored by analysts. The consolidated statement of income reconciles GAAP net income to tax affected pro forma net income by assuming that we were taxed as a "C" corporation for all twelve months of 2002 and excluding the one-time charge for our conversion from a limited liability company to a corporation. The following table assumes that all discontinued entities were sold prior to 2002 and all shares issued in our IPO were outstanding on January 1, 2002.

(in thousands, except for per share data)

                                                           For the Three Months
                                                           Ended March 31, 2002
                                                           --------------------

Tax affected pro forma net income ............................   $11,416
Discontinued operations ......................................        31
                                                                 -------
Pro forma net income from continuing operations ..............   $11,385
                                                                 =======

Pro forma earnings per share:
   Basic .....................................................   $  0.33
                                                                 =======

   Diluted ...................................................   $  0.33
                                                                 =======

Pro forma common shares and share equivalents:
   Weighted average shares outstanding-
      Basic ..................................................    30,400
      Adjustment for 4,500 shares offered March 14, 2002 as if
          offered on January 1, 2002 .........................     3,600
                                                                  ------
      Pro forma basic shares .................................    34,000
      Shares issuable with respect to additional common share
          equivalents (stock options) ........................        34
                                                                  ------
      Pro forma diluted shares ...............................    34,034
                                                                  ======

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Given amounts outstanding at March 31, 2003, a 1% change in the LIBOR rate would result in a change of approximately $2.1 million to our annual non-floor plan interest expense. Based on floor plan amounts outstanding at March 31, 2003, a 1% change in the LIBOR rate would result in a $5.6 million change to annual floor plan interest expense.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of a date (the "Evaluation Date") within 90 days prior to the date of this report, the Company conducted an evaluation (under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of the Evaluation Date: such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date (last evaluation by the Company's management of the Company's internal controls), there have not been any significant changes in the internal controls or in other factors that could significantly affect the internal controls.

                                      . . .

                           Forward Looking Information

This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and projections regarding the Company's financial position, results of operations, market position, product development and business strategy. These statements are based on management's current expectations and involve significant risks and uncertainties that may cause results to differ materially from those set forth in the statements. These risks and uncertainties include, among other things, market factors, the Company's relationships with vehicle manufacturers and other suppliers, risks associated with the Company's substantial indebtedness, risks related to pending and potential future acquisitions, general economic conditions both nationally and locally and governmental regulations and legislation. There can be no guarantees the Company's plans for future operations will be successfully implemented or that they will prove to be commercially successful. These and other risk factors are discussed in the Company's annual report on Form 10-K for the year ended December 31, 2002. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

                          PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

The results of the votes cast at the Company's Annual Meeting on May 8, 2003 were as follows:

         Election of Class I Directors:

                                                For         Withheld

Michael J. Durham                            30,839,205        71,184
Thomas R. Gibson                             30,809,680       100,709
Thomas C. Israel                             30,839,205        71,184
Ben David McDavid                            30,794,604       115,785

Ratification of appointment of Deloitte & Touche L.L.P. as independent public accountants for 2003:

For                                                        30,889,331
Against                                                        19,425
Abstain                                                         1,633

         Approval of 2002 stock option plan, as amended:

For                                                        26,832,269
Against                                                       556,030
Abstain                                                         6,561
Broker No Vote                                              3,515,529


Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

     99.1 -- Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

     99.1 -- Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

b.       Reports on Form 8-K

     Report filed February 28, 2003, under Item 9, related to a press release announcing the Company's financial results for the fourth quarter and year ended December 31, 2002.

     Report filed April 17, 2003, under Item 5, related to issuance of a press release announcing the Company would release its first quarter financial results before the market opens on April 30, 2003, and that it met the fixed charge coverage requirement under its credit facility as of March 31, 2003.

     Report filed April 30, 2003, under Item 9, related to a press release announcing the Company's earnings for the first quarter ended March 31, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Asbury Automotive Group, Inc.
                              --------------------------------------------
                              (Registrant)




Date:  May 13, 2003            /s/ Kenneth B. Gilman
                               -------------------------------------------
                               Kenneth B. Gilman
                               Chief Executive Officer

                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           Asbury Automotive Group, Inc.
                           -----------------------------------------------------
                           (Registrant)




Date:  May 13, 2003         /s/ Thomas F. Gilman
                            ----------------------------------------------------
                            Thomas F. Gilman
                            Senior Vice President and Chief Financial Officer

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




/s/ Kenneth B. Gilman
---------------------------------
Kenneth B. Gilman
Chief Executive Officer
May 13, 2003

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





/s/ Thomas F. Gilman
---------------------------------
Thomas F. Gilman
Chief Financial Officer
May 13, 2003

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Asbury Automotive Group, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth B. Gilman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Kenneth B. Gilman
Kenneth B. Gilman
Chief Executive Officer
May 13, 2003

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Asbury Automotive Group, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
F. Gilman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Thomas F. Gilman
Thomas F. Gilman
Chief Financial Officer
May 13, 2003

                                Index to Exhibits




Exhibit
Number   Description


99.1     Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.1     Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)