Form 10-Q
period 2003-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2003-08-14
CIK 1144980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

                        Commission file number: 001-31262


                          ASBURY AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                  01-0609375
--------------------------------         --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)


Three Landmark Square, Suite 500, Stamford, Connecticut 06901, (203) 356-4400
-------------------------------------------------------------------------------
      (Address of, Including Zip Code, and Telephone Number, Including
             Area Code, of Registrant's Principal Executive Offices




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes v No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes v No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants): The number of shares of common stock outstanding as of August 8, 2003 was 32,417,228 (net of 1,590,013 treasury shares).

                          ASBURY AUTOMOTIVE GROUP, INC.
                    June 30, 2003 Form 10-Q Quarterly Report



                                Table of Contents


                         Part I - Financial Information

                                                                           Page

Item 1. Financial Statements

        Consolidated Balance Sheets as of
        June 30, 2003 and December 31, 2002...................................1

        Consolidated Statements of Income -
        Three Months and Six Months Ended June 30, 2003 and 2002..............2

        Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 2003 and 2002...............................3

        Notes to Consolidated Financial Statements............................4

        Independent Accountants' Report .....................................10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................11

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........20

Item 4. Controls and Procedures..............................................21

                        Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders..................22

Item 6. Exhibits and Reports on Form 8-K.....................................22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ASBURY AUTOMOTIVE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except for share data)


                                                                                                 December 31,
                    ASSETS                                                       June 30, 2003        2002
                    ------                                                       -------------   -------------
                                                                                 (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents .................................................   $    24,575    $    22,613
    Contracts-in-transit ......................................................       102,573         91,190
    Current portion of restricted marketable securities .......................         1,545          1,499
    Accounts receivable (net of allowance of $2,559 and $2,122) ...............       113,877         96,090
    Inventories ...............................................................       642,375        604,791
    Deferred income taxes .....................................................         7,331          9,044
    Prepaid and other current assets ..........................................        37,515         37,314
                                                                                  -----------    -----------
                 Total current assets .........................................       929,791        862,541

PROPERTY AND EQUIPMENT, net ...................................................       258,602        274,172

GOODWILL ......................................................................       434,596        402,133

RESTRICTED CASH AND MARKETABLE SECURITIES .....................................         3,933          4,892

OTHER ASSETS ..................................................................        64,308         61,906
                                                                                  -----------    -----------
                 Total assets .................................................   $ 1,691,230    $ 1,605,644
                                                                                  ===========    ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Floor plan notes payable ..................................................   $   585,768    $   540,419
    Current maturities of long-term debt ......................................        30,369         36,412
    Accounts payable ..........................................................        44,566         40,120
    Accrued liabilities .......................................................        81,890         77,325
                                                                                  -----------    -----------
                 Total current liabilities ....................................       742,593        694,276

LONG-TERM DEBT ................................................................       468,894        438,740

DEFERRED INCOME TAXES .........................................................        26,450         29,972

OTHER LIABILITIES .............................................................        15,310         15,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized
    Common stock, $.01 par value, 90,000,000 shares authorized,
       34,000,000 issued ......................................................           340            340
    Additional paid-in capital ................................................       410,748        410,718
    Retained earnings .........................................................        42,014         22,645
    Treasury stock, at cost; 1,590,013 and 772,824 shares .....................       (15,064)        (6,630)
    Accumulated other comprehensive loss ......................................           (55)          (122)
                                                                                  -----------    -----------
                 Total stockholders' equity ...................................       437,983        426,951
                                                                                  -----------    -----------
                 Total liabilities and stockholders' equity ...................   $ 1,691,230    $ 1,605,644
                                                                                  ===========    ===========


See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                           For the Three Months           For the Six Month
                                                              Ended June 30,                Ended June 30,
                                                        ---------------------------   ---------------------------
                                                            2003           2002           2003            2002
                                                        ------------   ------------   ------------   ------------
 REVENUES:
   New vehicle ......................................   $   765,271    $   666,859    $ 1,398,791    $ 1,284,401
   Used vehicle .....................................       308,363        302,280        596,817        581,214
   Parts, service and collision repair ..............       139,078        124,947        268,826        245,512
   Finance and insurance, net .......................        33,990         28,609         63,131         54,432
                                                        -----------    -----------    -----------    -----------
       Total revenues ...............................     1,246,702      1,122,695      2,327,565      2,165,559
                                                        -----------    -----------    -----------    -----------

cost of sales:
   New vehicle ......................................       708,964        610,842      1,295,179      1,177,094
   Used vehicle .....................................       281,002        275,370        541,687        527,527
   Parts, service and collision repair ..............        65,730         58,951        127,238        115,559
                                                        -----------    -----------    -----------    -----------
        Total cost of sales .........................     1,055,696        945,163      1,964,104      1,820,180
                                                        -----------    -----------    -----------    -----------
 GROSS PROFIT .......................................       191,006        177,532        363,461        345,379

OPERATING EXPENSES:
   Selling, general and administrative ..............       147,825        134,931        286,860        264,136
   Depreciation and amortization ....................         5,055          4,859          9,866          9,731
                                                        -----------    -----------    -----------    -----------
       Income from operations .......................        38,126         37,742         66,735         71,512

OTHER INCOME (EXPENSE):
   Floor plan interest expense ......................        (5,122)        (4,500)        (9,630)        (8,691)
   Other interest expense ...........................        (9,997)        (8,926)       (19,951)       (18,674)
   Interest income ..................................            81            348            262            662
   Net losses from unconsolidated affiliates ........          --             --             --             (100)
   Loss on sale of assets ...........................           (46)          --             (359)          --
   Other, net .......................................           638             54             89           (341)
                                                        -----------    -----------    -----------    -----------
       Total other expense, net .....................       (14,446)       (13,024)       (29,589)       (27,144)
                                                        -----------    -----------    -----------    -----------
       Income before income taxes ...................        23,680         24,718         37,146         44,368

INCOME TAX EXPENSE:
   Income tax expense ...............................         9,425          9,810         14,784         12,037
   Tax adjustment upon conversion from an L.L.C. to a
      corporation ...................................          --             --             --           11,553
                                                        -----------    -----------    -----------    -----------
       Total income tax expense .....................         9,425          9,810         14,784         23,590
                                                        -----------    -----------    -----------    -----------
       Income from continuing operations ............        14,255         14,908         22,362         20,778

DISCONTINUED OPERATIONS, net of tax .................        (1,982)        (2,128)        (2,992)        (2,837)
                                                        -----------    -----------    -----------    -----------
       Net income ...................................   $    12,273    $    12,780    $    19,370         17,941
                                                        ===========    ===========    ===========
PRO FORMA TAX (BENEFIT) EXPENSE:
   Pro forma income tax expense .....................                                                      5,621
   Tax adjustment upon conversion from an L.L.C. to a
      corporation ...................................                                                    (11,553)
                                                                                                     -----------
       Tax affected pro forma net income ............                                                $    23,873
                                                                                                     ===========
EARNINGS PER SHARE:
   Basic ............................................   $      0.38    $      0.38    $      0.59    $      0.56
                                                        ===========    ===========    ===========    ===========
   Diluted ..........................................   $      0.38    $      0.37    $      0.59    $      0.56
                                                        ===========    ===========    ===========    ===========
PRO FORMA EARNINGS PER SHARE:
   Basic ............................................                                                $      0.74
                                                                                                     ===========
   Diluted ..........................................                                                $      0.74
                                                                                                     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands):
   Basic ............................................        32,701         34,000         32,876         32,210
                                                        ===========    ===========    ===========    ===========
   Diluted ..........................................        32,714         34,084         32,881         32,258
                                                        ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                          For the Six Months
                                                                                             Ended June 30,
                                                                                        -----------------------
                                                                                           2003         2002
                                                                                        ----------   ----------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net income ......................................................................   $  19,370    $  17,941
    Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization ................................................       9,866        9,731
       Depreciation and amortization from discontinued operations ...................       1,232        2,131
       Change in allowance for doubtful accounts ....................................         437          124
       (Gain) loss on sale of discontinued operations, net of related taxes .........        (614)         345
       Deferred income taxes ........................................................      (1,810)      13,512
       Loss from unconsolidated affiliates, net .....................................        --            100
       Loss on sale of assets .......................................................         359         --
       Amortization of deferred finance fees ........................................       2,582        2,128
       Proceeds from the sale of accounts receivable ................................       9,993        8,862
    Change in operating assets and liabilities, net of effects from acquisitions and divestitures-
       Contracts-in-transit .........................................................     (11,383)       7,884
       Accounts receivable, net .....................................................     (28,218)     (17,614)
       Inventories ..................................................................     (24,464)     (20,260)
       Floor plan notes payable .....................................................      45,793        3,032
       Accounts payable and accrued liabilities .....................................      10,707        5,109
       Other ........................................................................      (1,853)         948
                                                                                        ---------     --------
             Net cash provided by operating activities ..............................      31,997       33,973
                                                                                        ---------     --------
CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures ............................................................     (24,613)     (23,623)
    Proceeds from the sale of assets ................................................         698        1,077
    Proceeds from sale of discontinued operations ...................................       7,210        4,838
    Acquisitions (net of cash acquired) .............................................     (39,533)      (9,402)
    Proceeds from restricted marketable securities ..................................         913          913
    Net issuance of finance contracts ...............................................      (2,878)        (119)
    Other investing activities ......................................................        --         (1,700)
                                                                                        ---------     --------
             Net cash used in investing activities ..................................     (58,203)     (28,016)
                                                                                        ---------     --------
CASH FLOW FROM FINANCING ACTIVITIES:
    Distributions to members ........................................................      (3,010)     (11,681)
    Contributions ...................................................................        --            800
    Repayments of debt ..............................................................     (23,601)    (311,842)
    Proceeds from borrowings ........................................................      63,213      265,735
    Proceeds from initial public offering, net ......................................        --         65,543
    Payment of debt issuance costs ..................................................        --         (7,875)
    Purchase of treasury stock ......................................................      (8,434)        --
                                                                                        ---------    ---------
             Net cash provided by financing activities ..............................      28,168          680
                                                                                        ---------    ---------
             Net increase in cash and cash equivalents ..............................       1,962        6,637
CASH AND CASH EQUIVALENTS, beginning of period ......................................      22,613       60,506
                                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ............................................   $  24,575    $  67,143
                                                                                        =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for-
      Interest ......................................................................   $  27,730    $  25,008
                                                                                        =========    =========
      Income taxes ..................................................................   $   5,681    $   9,765
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

See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)
                                   (unaudited)




1. Summary of Significant Accounting Policies

Basis of Presentation:

The consolidated balance sheet at June 30, 2003, the consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002, are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods were made. Certain items in the June 30, 2002 financial statements were reclassified to conform to the classification of the June 30, 2003 financial statement presentation. Due to seasonality and other factors, the results of operations for interim periods are not necessarily indicative of the results that would be realized for the entire year.

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

New Accounting Pronouncements:

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial statements be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

All significant intercompany balances and transactions have been eliminated in consolidation.

2. INVENTORIES:

Inventories consisted of the following:

                                         June 30, 2003    December 31, 2002
                                         -------------    -----------------

New vehicles                               $501,026             $477,453
Used vehicles                                99,858               86,392
Parts, accessories and other                 41,491               40,946
                                           --------             --------
                                           $642,375             $604,791
                                           ========             ========

3. EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

                                                 For the Three Months    For the Six Months
                                                     Ended June 30,          Ended June 30,
                                                 ---------------------   ---------------------
                                                   2003        2002         2003        2002
                                                 ---------   ---------   ---------   ---------
Net income applicable to common shares:
   Continuing operations .....................   $ 14,255    $ 14,908    $ 22,362    $ 20,778
   Discontinued operations ...................     (1,982)     (2,128)     (2,992)     (2,837)
                                                 --------    --------    --------    --------
                                                 $ 12,273    $ 12,780    $ 19,370    $ 17,941
                                                 ========    ========    ========    ========

Earnings per share:
   Basic-
      Continuing operations ..................   $   0.44    $   0.44    $   0.68    $   0.65
      Discontinued operations ................      (0.06)      (0.06)      (0.09)      (0.09)
                                                 --------    --------    --------    --------
                                                 $   0.38    $   0.38    $   0.59    $   0.56
                                                 ========    ========    ========    ========

   Diluted-
      Continuing operations ..................   $   0.44    $   0.44    $   0.68    $   0.64
      Discontinued operations ................      (0.06)      (0.07)      (0.09)      (0.08)
                                                 --------    --------    --------    --------
                                                 $   0.38    $   0.37    $   0.59    $   0.56
                                                 ========    ========    ========    ========


Common shares and common share equivalents:
    Weighted-average shares outstanding ......     32,701      34,000      32,876      32,210
    Basic shares .............................     32,701      34,000      32,876      32,210
    Shares issuable with respect to additional
      common share equivalents (stock options)         13          84           5          48
                                                 --------    --------    --------    --------
    Diluted equivalent shares ................     32,714      34,084      32,881      32,258
                                                 ========    ========    ========    ========


4. INTANGIBLE ASSETS AND GOODWILL:

     Intangible assets consist of the following (included in other assets on the accompanying consolidated balance sheets):

                                                     June 30,   December 31,
                                                       2003        2002
                                                     ---------  ----------
Amortizable intangible assets:
    Noncompete agreements ........................   $  5,331    $  5,331
    Licensing agreements .........................      1,750       1,750
    Lease agreements (amortization is included
       in rent expense) ..........................      6,527       6,527
                                                     --------    --------
         Total ...................................     13,608      13,608

     Less - Accumulated amortization .............     (9,778)     (8,546)
                                                     --------    --------
Intangible assets, net ...........................   $  3,830    $  5,062
                                                     ========    ========

Unamortizable intangible assets - franchise rights   $  8,000    $  8,000
                                                     ========    ========

                                                                 June 30,
                                                            ------------------
                                                             2003        2002
                                                            ------      ------
Amortization expense, net of discontinued operations:
    For the three months ended                               $218        $232
                                                             ====        ====

    For the six months ended                                 $443        $549
                                                             ====        ====

Estimated amortization expense -
   for the years ended December 31:
      2004                                                               $488
      2005                                                                105
      2006                                                                101
      2007                                                                101
      2008                                                                100

The changes in the carrying amounts of goodwill for the period ended June 30, 2003 are as follows:

Balance as of December 31, 2002                                       $402,133

   Additions related to current year acquisitions                       34,136
   Goodwill associated with discontinued operations                     (1,673)
                                                                      --------
Balance as of June 30, 2003                                           $434,596
                                                                      ========

5. COMPREHENSIVE INCOME:

                                                             For the Three Months    For the Six Months
                                                                Ended June 30,          Ended June 30,
                                                            ---------------------   ---------------------
                                                              2003        2002        2003        2002
                                                            ---------   ---------   ---------   ---------

Net income ..............................................   $ 12,273    $ 12,780    $ 19,370    $ 17,941

 Other comprehensive income, net of tax:
     Change in fair value of interest rate swaps ........       --        (3,472)       --        (1,985)
     Income tax expense .................................       --         1,357        --           127
                                                            --------    --------    --------    --------
                                                                --        (2,115)       --        (1,858)
     Reclassification adjustment of loss on interest rate
        swaps included in net income ....................         56          18         113          18
     Income tax expense .................................        (22)         (7)        (46)         (7)
                                                            --------    --------    --------    --------
 Comprehensive income ...................................   $ 12,307    $ 10,676    $ 19,437    $ 16,094
                                                            ========    ========    ========    ========

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

A reconciliation of the Company's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, is as follows:

                                                             For the Three Months    For the Six Months
                                                                Ended June 30,          Ended June 30,
                                                             --------------------    --------------------
                                                               2003        2002        2003        2002
                                                             --------    --------    --------    --------

Net income                                                   $ 12,273    $ 12,780    $ 19,370    $ 17,941
Adjustment to net earnings for:
    Stock-based compensation expense included in net
      earnings, net of tax                                         15          29          30          95
    Pro forma stock-based compensation expense, net of tax       (892)     (1,430)     (1,816)     (2,622)
                                                             --------    --------    --------    --------
Pro forma net income                                         $ 11,396    $ 11,379    $ 17,584    $ 15,414
                                                             ========    ========    ========    ========

Earnings per share:
Basic - as reported                                          $   0.38    $   0.38    $   0.59    $   0.56
                                                             ========    ========    ========    ========

Basic - pro forma                                            $   0.35    $   0.33    $   0.53    $   0.48
                                                             ========    ========    ========    ========

Diluted - as reported                                        $   0.38    $   0.37    $   0.59    $   0.56
                                                             ========    ========    ========    ========

Diluted - pro forma                                          $   0.35    $   0.33    $   0.53    $   0.48
                                                             ========    ========    ========    ========

7. DISCONTINUED OPERATIONS:

During the first six months of 2003, the Company classified as discontinued operations eight full-service dealership locations (nine franchises), 10 used-only dealership locations and one ancillary business. Three full service dealerships were divested during the first six months and five dealerships were held for sale as of June 30, 2003. Of the 10 used-only locations, six were closed during the quarter and four were subsequently closed in July. In addition, the Company closed one ancillary business in the second quarter. The results of operations of these entities are accounted for as discontinued operations in the consolidated statements of income. A summary statement of income information relating to the discontinued operations is as follows:

                                                             For the Three Months    For the Six Months
                                                                Ended June 30,         Ended June 30,
                                                             --------------------    --------------------
                                                               2003        2002        2003        2002
                                                             --------    --------    --------    --------

Revenues                                                     $ 21,225    $ 29,284    $ 46,230    $ 57,329
Cost of sales                                                  19,032      25,109      41,032      48,833
                                                             --------    --------    --------    --------
     Gross profit                                               2,193       4,175       5,198       8,496

Operating expenses                                              4,894       5,929      10,280      11,347
                                                             --------    --------    --------    --------
     Loss from operations                                      (2,701)     (1,754)     (5,082)     (2,851)

Other, net                                                       (102)       (154)       (235)       (358)
                                                             --------    --------    --------    --------
     Net loss                                                  (2,803)     (1,908)     (5,317)     (3,209)

Gain (loss) on disposition of discontinued operations            (508)       (952)        330        (393)
                                                             --------    --------    --------    --------
     Loss before income taxes                                  (3,311)     (2,860)     (4,987)     (3,602)

Related tax benefit                                             1,329         732       1,995         765
                                                             --------    --------    --------    --------
     Discontinued operations                                 ($ 1,982)   ($ 2,128)   ($ 2,992)   ($ 2,837)
                                                             ========    ========    ========    ========

The assets and liabilities of dealerships held for sale as of June 30, 2003 and December 31, 2002 are included in the consolidated balance sheet. A summary of balance sheet information related to dealerships held for sale is as follows:

                                                                December 31,
                                              June 30, 2003         2002
                                              -------------     ------------

Inventories                                     $  6,046           $17,934
                                                --------           -------
         Total current assets                      6,046            17,934

Property and equipment, net                          563             1,704
                                                --------           -------
         Total assets                           $  6,609           $19,638
                                                ========           =======

Floor plan notes payable                        $  4,980           $17,354
         Current liabilities                       4,980            17,354
                                                --------           -------
         Total liabilities                      $  4,980           $17,354
                                                ========           =======

8. PROPERTY AND EQUIPMENT:

During the first quarter of 2003, the Company sold, under four sale/leaseback agreements with an independent third party, certain land and buildings for $16.9 million, recognizing a $0.1 million loss on the sales. Under the agreements, the Company will leaseback the properties from the purchaser over a 20-year period. The Company is accounting for the leasebacks as operating leases. The estimated annual rental expense under these agreements will be approximately $1.6 million.

During the second quarter of 2003, the Company sold, under a sale/leaseback agreement with an independent third party, certain land for $8.5 million. Under the terms of the agreement, the Company will leaseback the property with the intent to construct a new dealership facility. The Company anticipates the facility to cost $8.5 million and take 18 months to construct. When completed, the Company will sell the facility to the same third-party and amend the existing land lease to leaseback the entire facility for a 22-year period. The estimated annual rental expense under the agreement will be approximately $742,000.

In addition, the Company sold, under three sale/leaseback agreements with the same third party, certain land and building assets for $4.5 million. Under the terms of the agreements, the Company will leaseback the properties from the purchasers for 15 to 20 year periods. We will account for the leasebacks as operating leases. The estimated annual rental expense under these agreements will be approximately $376,000.

9. ACQUISITIONS:

During the second quarter of 2003, the Company made two acquisitions (three franchises, one of which is held for sale) for $39.5 million in cash, which was funded under the Company's existing credit facility. The acquisitions' purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values. The resulting preliminary estimate of goodwill and intangibles assets from these transactions is approximately $34 million. The results of operations for these acquisitions are included in the Company's consolidated results from the dates of acquisition.

Subsequent to June 30, 2003, the Company completed the acquisition of one dealership location (five franchises) for $8.4 million in cash, funded from the Company's Committed Credit Facility. The seller was the existing president of one of the Company's platforms. The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values, resulting in a preliminary estimate of goodwill and intangible assets of approximately $7 million. The Company believes that this transaction involves terms that would be comparable to terms that would be obtained from an unaffiliated third party.

10. NON-CASH FINANCING ACTIVITY:

In connection with the sale/leaseback transactions mentioned in Note 8, $26.2 million of the sales proceeds were paid directly to the Company's lenders. Of that amount, $5.7 million related to proceeds for the sale of assets that were included in the Company's current period capital expenditures as shown on the consolidated statement of cash flows.

11. COMMITMENTS AND CONTINGENCIES:

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

The Company is involved in legal proceedings and claims which arise in the ordinary course of its business and with respect to certain of these claims the sellers have indemnified the Company. In the opinion of management of the Company, the amount of ultimate liability with respect to these actions will not materially affect the financial condition, liquidity or the results of operations of the Company.

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

INDEPENDENT ACCOUNTANTS' REPORT




To Asbury Automotive Group, Inc.:


We have reviewed the accompanying consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries ("the Company") as of June 30, 2003, and the related consolidated statements of income for the three-month and six month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2003 (which includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ Deloitte & Touche LLP

Stamford, Connecticut
July 28, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

Net income for the second quarter of 2003 was $12.3 million compared with $12.8 million in the prior year period. Net income includes the results of discontinued operations, the majority of which consists of certain now closed non-core businesses, including our Price 1 pilot program (closed in July 2003) and six "Thomason Select" used car stores. Basic earnings per share, including discontinued operations, were $0.38 in both periods, while diluted earnings per share were $0.38 for the three months ended June 30, 2003 versus $0.37 for the same period in 2002.

Net income from continuing operations for the second quarter of 2003 was $14.3 million compared with $14.9 million in the corresponding period a year ago. Basic and diluted earnings per share from continuing operations were $0.44 per share in both periods.

Income from continuing operations before income taxes totaled $23.7 million for the three months ended June 30, 2003, down 4% from $24.7 million for the same period last year. The slight decrease can primarily be attributed to margin pressure on new vehicles, deterioration of our expense structure, and the continued poor performance of our Oregon platform offsetting strong finance and insurance ("F&I") and fixed operations performance, and the impact of acquisitions.

     Revenues-

(dollars in thousands, except for unit and per vehicle data)

                                                        For the Three Months
                                                           Ended June 30,
                                                    ---------------------------    Increase        %
                                                       2003            2002       (Decrease)    Change
                                                    ------------   ------------  -----------    ------
New Vehicle Data:
  Retail revenues - same store (1)                  $   721,257    $   655,582   $    65,675      10%
  Retail revenues - acquisitions                         27,784            310
                                                    -----------    -----------
       Total new retail                                 749,041        655,892        93,149      14%

  Fleet revenues - same store (1)                        16,238         10,967         5,271      48%
  Fleet revenues -acquisitions                               (8)          --
                                                    -----------    -----------
       Total new fleet revenues                          16,230         10,967         5,263      48%
                                                    -----------    -----------
       New vehicle revenue, as reported             $   765,271    $   666,859   $    98,412      15%
                                                    ===========    ===========

  Retail units - same store (1)                          25,260         24,253         1,007       4%
   Retail units - actual                                 26,133         24,265         1,868       8%

Used Vehicle Data:
  Retail revenues - same store (1)                  $   231,096    $   229,167   $     1,929       1%
  Retail revenues - acquisitions                          8,050            268
                                                    -----------    -----------
       Total used retail revenues                       239,146        229,435         9,711       4%

  Wholesale revenues - same store (1)                    67,023         72,843        (5,820)     (8%)
  Wholesale revenues - acquisitions                       2,194              2
                                                    -----------    -----------
       Total wholesale revenues                          69,217         72,845        (3,628)     (5%)
                                                    -----------    -----------
       Used vehicle revenue, as reported            $   308,363    $   302,280   $     6,083       2%
                                                    ===========    ===========

  Retail units - same store (1)                          15,096         14,898           198       1%
  Retail units - actual                                  15,552         14,914           638       4%

(dollars in thousands, except for unit and per vehicle
data)
                                                        For the Three Months
                                                           Ended June 30,
                                                    ---------------------------    Increase        %
                                                       2003            2002       (Decrease)    Change
                                                    ------------   ------------  -----------    ------
Parts, Service and Collision Repair:
  Revenues - same store (1)                         $   133,730    $   124,860   $     8,870       7%
  Revenues - acquisitions                                 5,348             87
                                                    -----------    -----------
       Parts, service and collision repair
          revenue, as reported                      $   139,078    $   124,947        14,131      11%
                                                    ===========    ===========

Finance and Insurance:
  Revenues - same store (1)                         $    33,136    $    28,589   $     4,547      16%
  Revenues - acquisitions                                   854             20
                                                    -----------    -----------
       Finance and insurance revenue, as reported   $    33,990    $    28,609   $     5,381      19%
                                                    ===========    ===========

Total Revenue:
  Same store (1)                                    $ 1,202,480    $ 1,122,008   $    80,472       7%
  Acquisitions                                           44,222            687
                                                    -----------    -----------
       Total revenue, as reported                   $ 1,246,702    $ 1,122,695       124,007      11%
                                                    ===========    ===========

(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.

Revenues of $1.2 billion for the three months ended June 30, 2003, represented a $124.0 million or 11% increase over the three months ended June 30, 2002. Same store revenue grew $80.5 million or 7% with the remaining increase of $43.5 million derived from acquisitions. On a same store basis, our new retail units were up 4% compared to the three months ended June 30, 2002, despite the industry being down. New vehicle revenue growth continues to be a major focus. Used retail vehicle unit sales were up 1% versus the prior year period with improvements in our Tampa and Texas platforms offset by weaknesses in our Oregon platform. Fixed operations revenues were up 7% on a same store basis, primarily due to continued emphasis on customer retention and expanded product offerings, as well as strong warranty business. Same store finance and insurance revenues grew 16% and gross profit per vehicle retailed ("PVR") increased 12%. Contributing to this success was strength in product sales, increased penetration rates (number of finance and insurance contracts sold to the combined total of new and used retail unit sales), maturing of our preferred provider programs and continued focus on underperforming stores.

     Gross Profit-

(dollars in thousands, except for unit and per vehicle
data)
                                                            For the Three Months
                                                               Ended June 30,
                                                        ---------------------------    Increase        %
                                                           2003            2002       (Decrease)    Change
                                                        ------------   ------------  -----------    ------
New Vehicle Data:
  Retail gross profit - same store (1)                   $  54,063      $  55,638    $  (1,575)        (3%)
  Retail gross profit - acquisitions                         2,017             20
                                                         ---------      ---------
       Total new retail gross profit                        56,080         55,658          422          1%

  Fleet gross profit - same store (1)                          234            359         (125)       (35%)
  Fleet gross profit -acquisitions                              (7)          --
                                                         ---------      ---------
       Total new fleet gross profit                            227            359         (132)       (37%)
                                                         ---------      ---------
       New vehicle gross profit, as reported             $  56,307      $  56,017          290          1%
                                                         =========      =========

   Retail units - same store (1)                            25,260         24,253        1,007          4%
   Retail units - actual                                    26,133         24,265        1,868          8%


(dollars in thousands, except for unit and per vehicle
data)
                                                            For the Three Months
                                                               Ended June 30,
                                                        ---------------------------    Increase        %
                                                           2003            2002       (Decrease)    Change
                                                        ------------   ------------  -----------    ------
Used Vehicle Data:
  Retail gross profit - same store (1)                   $  26,860      $  27,525    $    (665)       (2%)
  Retail gross profit - acquisitions                           691             32
                                                         ---------      ---------
       Total used retail gross profit                       27,551         27,557           (6)       (0%)

  Wholesale gross profit - same store (1)                     (176)          (647)         471        73%
  Wholesale gross profit - acquisitions                        (14)          --
                                                         ---------      ---------
       Total wholesale gross profit                           (190)          (647)         457        71%
                                                         ---------      ---------
       Used vehicle gross profit, as reported            $  27,361      $  26,910    $     451         2%
                                                         =========      =========

  Retail units - same store (1)                             15,096         14,898          198         1%
  Retail units - actual                                     15,552         14,914          638         4%

Parts, Service and Collision Repair:
  Gross profit - same store (1)                          $  69,908      $  65,938    $   3,970         6%
  Gross profit - acquisitions                                3,440             58
                                                         ---------      ---------
       Parts, service and collision repair
          gross profit, as reported                      $  73,348      $  65,996    $   7,352        11%
                                                         =========      =========

Finance and Insurance:
  Gross profit - same store (1)                          $  33,136      $  28,589    $   4,547        16%
  Gross profit - acquisitions                                  854             20
                                                         ---------      ---------
       Finance and insurance gross profit, as reported   $  33,990      $  28,609    $   5,381        19%
                                                         =========      =========

  Gross profit per vehicle retailed - same store (1)           821            730           91        12%
  Gross profit per vehicle retailed - actual                   815            730           85        12%

Total Gross Profit:
  Gross profit - same store (1)                          $ 184,025      $ 177,402    $   6,623         4%
  Gross profit - acquisitions                                6,981            130
                                                         ---------      ---------
       Total gross profit, as reported                   $ 191,006      $ 177,532    $  13,474         8%
                                                         =========      =========


(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.

Gross profit for the quarter ended June 30, 2003, increased $13.5 million or 8% over the quarter ended June 30, 2002. Same store retail gross profit was up 4% for the same period. Consistent with our business model, we achieved significant same store growth in finance and insurance of 16% and steady increases in fixed operations of 6% during the period. This was offset by continued margin pressure on new and used vehicles.

     Operating Expenses-

Selling, general and administrative ("SG&A") expenses for the quarter ended June 30, 2003, increased $12.9 million or 10% over the quarter ended June 30, 2002. Incremental expenses from acquisitions, rising insurance costs, $1.2 million in severance expenses, $1.0 million in increased legal fees, as well as typical variable (salesperson compensation and personnel) expense increases due to incremental gross profit, all contributed to the overall increase in SG&A. As a result, SG&A expenses as a percentage of gross profit increased to 77.4% from 76.0% for the quarter ended June 30, 2003, compared to the same period in 2002. SG&A expenses as a percent of revenue decreased due to a slight shift in the sales mix to new vehicles as we continue to focus on that element of our business.

     Depreciation and Amortization-

Depreciation and amortization expense increased $196,000 to $5.1 million for the quarter ended June 30, 2003, as compared to the same period in 2002. The increase is almost entirely related to acquisitions.

     Other Income (Expense)-

Floor plan interest expense increased to $5.1 million from $4.5 million for the three months ended June 30, 2003. This 13.8% increase was primarily due to higher inventory levels in the current quarter. Non-floor plan interest expense increased by $1.1 million from the prior year's second quarter primarily from the increased interest rate on our Senior Subordinated Notes issued in June 2002.

     Income Tax Provision-

Income tax expense was $9.4 million for the three months ended June 30, 2003 versus $9.8 million for the prior year quarter. Our tax rate for the three months ended June 30, 2003, was 39.8% and was based on the estimated effective tax rate for the year.

     Discontinued Operations-

During the second quarter of 2003, we decided to close our Price 1 pilot program (four stores), closed our "Thomason Select" used vehicle program (six stores), began actively pursuing the sale of four "full service" dealerships and sold one dealership. The $2.0 million loss from discontinued operations in the three months ended June 30, 2003 includes the operating losses of the entities mentioned above as well as another dealership that was classified as discontinued operations during the first quarter of 2003, which is still held for sale. The Price 1 stores ceased operations in July 2003. Discontinued operations for the quarter ended June 30, 2002 were $2.1 million, including the operating losses from the stores mentioned above as well as the operating losses and net loss on the sale of one dealership and the related real estate sold in the second quarter of 2002 and the operating losses of one dealership sold in the third quarter of 2002.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Net income for the six months ended June 30, 2003 was $19.4 million or $0.59 per basic and diluted share, including a $3.0 million loss from discontinued operations. For the six months ended June 30, 2002, tax affected pro forma net income was $23.9 million or $0.74 per basic and diluted share. Pro forma net income from continuing operations for the six months ended June 30, 2003 was $26.7 million or $0.78 per diluted share. The pro forma results for the prior year exclude a nonrecurring deferred income tax provision required by SFAS 109 related to our change in tax status from a limited liability company to a "C" corporation in conjunction with our March 2002 initial public offering ("IPO"). In addition, the pro forma results from continuing operations also assume that we were a publicly traded "C" corporation for the entire period. A reconciliation of pro forma net income from continuing operations to GAAP net income from continuing operations follows - see "Reconciliation of Non-GAAP Financial Information".

Income from continuing operations before income taxes totaled $37.1 million for the six months ended June 30, 2003, down 16% from $44.4 million for the same period last year. The decrease can be attributed to continued vehicle margin pressure, deterioration of our expense structure in the first quarter and weak performance in the Oregon platform offset by second quarter improvement in expense controls and the improved performance of the Arkansas platform, which was underperforming during the first half of 2002.

     Revenues-

(dollars in thousands, except for unit and per vehicle
data)
                                                        For the Six Months
                                                           Ended June 30,
                                                    ---------------------------    Increase        %
                                                       2003            2002       (Decrease)    Change
                                                    ------------   ------------  -----------    ------
New Vehicle Data:
  Retail revenues - same store (1)                  $ 1,331,002    $ 1,261,948   $    69,054       5%
  Retail revenues - acquisitions                         38,101            310
                                                    -----------    -----------
       Total new retail                               1,369,103      1,262,258       106,845       8%

  Fleet revenues - same store (1)                        29,689         22,143         7,546      34%
  Fleet revenues -acquisitions                               (1)          --
                                                    -----------    -----------
       Total new fleet revenues                          29,688         22,143         7,545      34%
                                                    -----------    -----------
       New vehicle revenue, as reported             $ 1,398,791    $ 1,284,401   $   114,390       9%
                                                    ===========    ===========

   Retail units - same store (1)                         47,041         46,305           736       2%
   Retail units - actual                                 48,274         46,317         1,957       4%

Used Vehicle Data:
  Retail revenues - same store (1)                  $   449,820    $   445,178   $     4,642       1%
  Retail revenues - acquisitions                         13,926            268
                                                    -----------    -----------
       Total used retail revenues                       463,746        445,446        18,300       4%

  Wholesale revenues - same store (1)                   128,985        135,767        (6,782)     (5%)
  Wholesale revenues - acquisitions                       4,086              1
                                                    -----------    -----------
       Total wholesale revenues                         133,071        135,768        (2,697)     (2%)
                                                    -----------    -----------
       Used vehicle revenue, as reported            $   596,817    $   581,214   $    15,603       3%
                                                    ===========    ===========

  Retail units - same store (1)                          29,492         29,344           148       1%
  Retail units - actual                                  30,371         29,360         1,011       3%

Parts, Service and Collision Repair:
  Revenues - same store (1)                         $   260,210    $   245,424   $    14,786       6%
  Revenues - acquisitions                                 8,616             88
                                                    -----------    -----------
       Parts, service and collision repair
          revenue, as reported                      $   268,826    $   245,512   $    23,314       9%
                                                    ===========    ===========

Finance and Insurance:
  Revenues - same store (1)                         $    61,637    $    54,412   $     7,225      13%
  Revenues - acquisitions                                 1,494             20
                                                    -----------    -----------
       Finance and insurance revenue, as reported   $    63,131    $    54,432   $     8,699      16%
                                                    ===========    ===========

Total Revenue:
  Same store (1)                                    $ 2,261,343    $ 2,164,872   $    96,471       4%
  Acquisitions                                           66,222            687
                                                    -----------    -----------
       Total revenue, as reported                   $ 2,327,565    $ 2,165,559   $   162,006       7%
                                                    ===========    ===========


(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.

Revenues of $2.3 billion for the six months ended June 30, 2003, represented a $162.0 million or 7% increase over the six months ended June 30, 2002. Same store revenue grew $96.5 million or 4% with the remainder derived from acquisitions. On a same store basis our new retail units were up 2% while the industry was down 2.5%. Our relative success can be attributed to our advantageous brand mix and an increased focus on new vehicles sales in an effort to meet manufacturer sales requirements. Used retail vehicle unit sales were basically flat versus the prior year in a difficult used car market, as new vehicle incentives continue to have an adverse affect on the used vehicle market. With ongoing focus on fixed operations and F&I, we achieved 6% and 13% same store growth, respectively, as we continue to benefit from the sharing of best practices between our platforms in these areas.

     Gross Profit-

(dollars in thousands, except for unit and per vehicle
data)
                                                            For the Six Months
                                                               Ended June 30,
                                                         ------------------------   Increase        %
                                                             2003        2002      (Decrease)     Change
                                                         ----------  ------------  -----------    ------

New Vehicle Data:
  Retail gross profit - same store (1)                   $ 100,341    $ 106,669    ($  6,328)      (6%)
  Retail gross profit - acquisitions                         2,695           19
                                                         ---------    ---------
       Total new retail gross profit                       103,036      106,688       (3,652)      (3%)

  Fleet gross profit - same store (1)                          577          619          (42)      (7%)
  Fleet gross profit -acquisitions                              (1)        --
                                                         ---------    ---------
       Total new fleet gross profit                            576          619          (43)      (7%)
                                                         ---------    ---------
       New vehicle gross profit, as reported             $ 103,612    $ 107,307       (3,695)      (3%)
                                                         =========    =========

   Retail units - same store (1)                            47,041       46,305          736        2%
   Retail units - actual                                    48,274       46,317        1,957        4%

Used Vehicle Data:
  Retail gross profit - same store (1)                   $  53,562    $  53,855    ($    293)      (1%)
  Retail gross profit - acquisitions                         1,421           32
                                                         ---------    ---------
       Total used retail gross profit                       54,983       53,887        1,096        2%

  Wholesale gross profit - same store (1)                      224         (200)         424      212%
  Wholesale gross profit - acquisitions                        (77)        --
                                                         ---------    ---------
       Total wholesale gross profit                            147         (200)         347      174%
                                                         ---------    ---------
       Used vehicle gross profit, as reported            $  55,130    $  53,687    $   1,443        3%
                                                         =========    =========

  Retail units - same store (1)                             29,492       29,344          148        1%
  Retail units - actual                                     30,371       29,360        1,011        3%

Parts, Service and Collision Repair:
  Gross profit - same store (1)                          $ 136,044    $ 129,894    $   6,150        5%
  Gross profit - acquisitions                                5,544           59
                                                         ---------    ---------
       Parts, service and collision repair
          gross profit, as reported                      $ 141,588    $ 129,953    $  11,635        9%
                                                         =========    =========

Finance and Insurance:
  Gross profit - same store (1)                          $  61,637    $  54,412    $   7,225       13%
  Gross profit - acquisitions                                1,494           20
                                                         ---------    ---------
       Finance and insurance gross profit, as reported   $  63,131    $  54,432        8,699       16%
                                                         =========    =========

  Gross profit per vehicle retailed - same store (1)           805          719           86       12%
  Gross profit per vehicle retailed - actual                   803          719           84       12%

Total Gross Profit:
  Gross profit - same store (1)                          $ 352,385    $ 345,249    $   7,136        2%
  Gross profit - acquisitions                               11,076          130
                                                         ---------    ---------
       Total gross profit, as reported                   $ 363,461    $ 345,379    $  18,082        5%
                                                         =========    =========


(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.

Gross profit for the quarter ended June 30, 2003, increased $18.1 million or 5% over the same period ended June 30, 2002. Same store gross profit increased 2% year over year driven by significant growth in F&I of 13% and moderate growth in fixed operations of 5%, offset by slight same store decreases in gross profit for new and used vehicles.

     Operating Expenses-

Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2003 were $286.9 million, up 8.6% from $264.1 million for the six months ended June 30, 2002. The majority of the increase was due to expense deterioration in several platforms in the first quarter. We saw significant improvement in the second quarter with the implementation of expense reduction initiatives.

     Depreciation and Amortization-

Depreciation and amortization expense increased $135,000 to $9.7 million for the six months ended June 30, 2003, as compared to the same period in 2002.

     Other Income (Expense)-

Floor plan interest expense increased to $9.6 million for the six months ended June 30, 2003. This 10.8% increase was due to high inventory levels, primarily in our domestic brands. Non-floor plan interest expense increased by $1.3 million from the prior year's first six months mostly driven by the increased interest rate on our Senior Subordinated Notes issued in June 2002.

     Income Tax Provision-

Income tax expense was $14.8 million for the six months ended June 30, 2003 versus $23.6 million for the same period last year. For the time period from January 1, 2002 through the date of our IPO, we were structured as a limited liability company and only provided a tax provision in accordance with SFAS 109 for the nine "C" corporations that we owned directly or indirectly during that period. Effective with our IPO, which closed March 19, 2002, we converted to a corporation and became subject to federal, state and local income taxes. During the six months ended June 30, 2002, we recorded, in accordance with SFAS No. 109, a one-time non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability, in connection with our conversion. This liability represented the difference between the financial statement and tax basis of our assets and liabilities at the conversion date. Our tax rate for the six months ended June 30, 2003, was 39.8% and was based on the estimated effective tax rate for the year.

     Discontinued Operations-

During the first six months of 2003, we completed the sale of three full service dealerships and closed six "Thomason Select" used-only lots in Oregon. In addition, we decided to close our four Price 1 pilot program used vehicle stores and began actively pursuing the sale of five full service dealerships. The $3.0 million loss from discontinued operations includes the operating losses of the dealership mentioned above offset by net gain on the sales of the stores sold in the first half of the year. Discontinued operations for the six months ended June 30, 2002 was $2.8 million, including the results and related real estate of operations of the dealerships mentioned above and the operating losses and net loss on the sale of three dealerships and related real estate assets, sold during the first half of 2002 and the operating losses of another dealership sold in the third quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. These requirements are met principally from cash flow from operations, borrowings under the First Amended and Restated Credit Agreement and the Floor Plan Facility (as defined below), mortgage notes and proceeds from sale/leaseback transactions. As of June 30, 2003 we had cash and cash equivalents of $24.6 million.

         Credit Facilities-

On January 17, 2001, we entered into a committed financing agreement (the "Committed Credit Facility") with Ford Motor Credit Company, General Motors Acceptance Corporation and DaimlerChrysler Services North America, LLC (the "Lenders") with total availability of $550 million. The Committed Credit Facility is used for acquisition financing and working capital purposes. On June 6, 2003, we signed the First Amended and Restated Credit Agreement (the "ARCA") retaining all the essential provisions of the Committed Credit Facility, but reducing the availability for borrowings to $450 million and increasing our working capital borrowing capacity from $25 million to $75 million. Our decision to amend the existing credit facility was driven by our desire to reduce the commitment fee paid to the Lenders, which is based on the unused portion of the facility, and to extend the facility by one year through January 2006. At June 30, 2003, $341.6 million was available for borrowings. All borrowings under the ARCA and the Committed Credit Facility (collectively the "Committed Credit Facility") bear (bore) interest at variable rates based on 1-month LIBOR plus a specified percentage that is dependent upon our adjusted level of debt leverage as of the end of each calendar quarter.

During the third quarter of 2002, we obtained consent from the Lenders for a cash management sublimit of $75 million under our Committed Credit Facility. The cash management sublimit allows us to repay up to $75 million of debt outstanding under our Committed Credit Facility using cash that has been centrally collected by our cash management system. This sublimit remains in place under the terms of the ARCA. The net amount repaid under the cash management sublimit may be borrowed by us on short-term notice for general corporate purposes. As of June 30, 2003, we had $18 million available for borrowings under the cash management sublimit.

         Floor Plan Financing-

We finance substantially all of our new vehicle inventory and a portion of our used vehicle inventory under the floor plan financing credit facilities (the "Floor Plan Facilities"). The Floor Plan Facilities also provide used vehicle financing up to a fixed percentage of the value of each financed used vehicle. In connection with the ARCA signed June 6, 2003, total availability under the floor plan facilities was reduced from $750 million to $695 million. Amounts financed under the floor plan arrangements bear interest at variable rates, which are typically tied to LIBOR or the prime rate. As of June 30, 2003, we had $585.8 million outstanding under all of our floor plan financing agreements.

         Sale/Leaseback Agreements-

During the first quarter of 2003, we sold, under four sale/leaseback agreements with an independent third party, certain land and buildings for $16.9 million, recognizing an approximate $100,000 loss on the sales. Under the agreements, we will leaseback the properties from the purchaser over a 20-year period. We are accounting for the leasebacks as operating leases. The estimated annual rental expense under these agreements will be approximately $1.6 million.

During the second quarter of 2003, we sold, under a sale/leaseback agreement with an independent third party, certain land for $8.5 million. Under the terms of the agreement, we will leaseback the property with the intent to construct a new dealership facility. We anticipate the facility to cost $8.5 million and take 18 months to construct. When completed, we will sell the facility to the same third party and amend the existing land lease to leaseback the entire facility for a 22-year period. The estimated annual rental expense under the agreement will be approximately $742,000.

In addition, we sold, under three sale/leaseback agreements with the same third party certain, land and building assets for $4.5 million. Under the terms of the agreements we will leaseback the properties from the purchasers for 15 to 20 year periods. We will account for the leasebacks as operating leases. The estimated annual rental expense under these agreements will be approximately $376,000.

         Acquisitions and Acquisition Financing-

During the first half of 2003, we completed the acquisitions of two dealerships (three franchises, one of which is currently held for sale) for an aggregate purchase price of $39.5 million, all funded through borrowings under our Committed Credit Facility.

Subsequent to June 30, 2003, we completed the acquisition of one dealership location (5 franchises) for $8.4 million in cash, funded from our Committed Credit Facility. The seller was the existing president of one of our platforms. The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values, resulting in a preliminary estimate of goodwill and intangible assets of approximately $7 million. We believe that this transaction involves terms that would be comparable to terms that would be obtained from an unaffiliated third party.

         Capital Expenditure Financing

In addition, during the first six months of 2003, we used the proceeds from $6.8 million of current period borrowings for current period capital spending.

Cash Flow

         Operating Activities-

Net cash provided by operating activities totaled $32.0 million for the six months ended June 30, 2003 consisting of net income of $19.4 million, non-cash items of $22.0 million (primarily depreciation and amortization and proceeds from the sale of accounts receivable) and a $9.4 million net increase in operating assets and liabilities. Operating assets in the aggregate increased as incremental sales led to increases in accounts receivable and inventory partially offset by additional floor plan borrowings.

Net cash provided by operating activities totaled $34.0 million for the six months ended June 30, 2002 as net income of $17.9 million plus non-cash items of $37.0 million (primarily depreciation and amortization, the proceeds from the sale of accounts receivable, and deferred income taxes) offset a $20.9 million net increase in operating assets and liabilities. This net increase was primarily due to higher used vehicle inventories without the related increases in floor plan notes payable.

         Investing Activities-

Net cash used in investing activities for the six months ended June 30, 2003 was $58.2 million , as capital expenditures of $24.6 million, dealership acquisitions of $39.5 million and the net issuance of finance contracts of $2.9 million was offset by proceeds from the sale of discontinued operations and fixed assets of $7.9 million.

Net cash used in investing activities for the six months and June 30, 2002 was $28.0 million, as capital expenditures of $23.6 million and other investing activities of $1.7 million were offset by the proceeds from the sale of discontinued operations and fixed assets of $5.9 million.

         Financing Activities-

Net cash provided by financing activities for the six months ended June 30, 2003 was $28.2 million, as net proceeds from borrowings of $63.2 million offset debt repayments of $23.6 million, distributions to members and the repurchase of treasury stock. (We made our final L.L.C. distribution to our members in the first quarter of 2003).

Net cash provided by financing activities for the six months ended June 30, 2002 was $680,000 as proceeds from our initial public offering of $65.5 million and the net proceeds from borrowings of $265.7 million (mainly the issuance of the Senior Subordinated Notes), were offset by repayments of debt of $311.8 million (as we were required under our Committed Credit Facility to use the majority of IPO proceeds and all subordinated debt proceeds to repay existing debt), and distributions to members.

Capital Expenditures

Capital spending for the six months ended June 30, 2003 and 2002 was $24.6 million and $23.6 million, respectively. Capital spending other than from acquisitions is expected to be approximately $50 million for the year ended December 31, 2003 and will be primarily related to operational improvements and manufacturer-required spending to upgrade existing dealership facilities.

Stock Repurchase

Pursuant to our Senior Subordinated Note indenture, we are permitted to repurchase shares subject to the following restrictions: (i) up to $15 million under a "Restricted Payments" building basket, plus (ii) up to $2 million per fiscal year under our "Stock Repurchase" basket. The Restricted Payments building basket equals the greater of $15 million, or 50% of the consolidated net income beginning April 1, 2002 (less the cumulative amount of any Restricted Payments since the Senior Subordinated Notes' inception). During 2002, we repurchased 772,824 shares of our common stock for a purchase price of $6.6 million. During the first six months of 2003, we repurchased an additional 817,189 shares for an aggregate purchase price of $8.4 million. During the second quarter of 2003, we reached the $15 million limit of the "Restricted Payments" building basket.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial statements be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

Reconciliation of "Non-GAAP" Financial Information

For analysis purposes, in Management's Discussion and Analysis we discuss pro forma net income from continuing operations and related earnings per share for the six months ended June 30, 2002. The consolidated statement of income reconciles GAAP net income to tax affected pro forma net income by assuming that we were taxed as a "C" corporation for all twelve months of 2002 and excluding the one-time charge for our conversion from a limited liability company to a corporation. The following table assumes that all discontinued entities were sold prior to 2002 and all shares issued in our IPO were outstanding on January 1, 2002.

(in thousands, except for per share data)                    For the Six Months
                                                             Ended June 30, 2002
                                                             -------------------

Tax affected pro forma net income                                  $23,873
Discontinued operations                                              2,837
                                                                   -------
Pro forma net income from continuing operations                    $26,710
                                                                   =======

Pro forma earnings per share:
   Basic                                                             $0.79
                                                                     =====
   Diluted                                                           $0.78
                                                                     =====

Pro forma common shares and share equivalents:
   Weighted average shares outstanding-
      Basic                                                         32,210
      Adjustment for 4,500 shares offered March 14,
         2002 as if offered on January 1, 2002                       1,790
                                                                   -------
      Pro forma basic shares                                        34,000
      Shares issuable with respect to additional
         common share equivalents (stock options)                       48
                                                                   -------
      Pro forma diluted shares                                      34,048
                                                                   =======

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Given the total amount of variable rate indebtedness outstanding at June 30, 2003 ($243.1 million), a 1% change in the LIBOR rate would result in a change of approximately $2.4 million to our annual non-floor plan interest expense. Based on floor plan amounts outstanding at June 30, 2003, a 1% change in the LIBOR rate would result in a $5.9 million change to annual floor plan interest expense.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation (under the supervision of and with the participation of the Company's management, including the chief executive officer and chief financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of the end of such period: such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                                       . . .

                           Forward Looking Information

This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and projections regarding the Company's financial position, results of operations, market position, product development and business strategy. These statements are based on management's current expectations and involve significant risks and uncertainties that may cause results to differ materially from those set forth in the statements. These risks and uncertainties include, among other things,

o  market factors,
o  the Company's relationships with vehicle manufacturers and other suppliers,
o  risks associated with the Company's substantial indebtedness,
o  risks related to pending and potential future acquisitions, and
o general economic conditions both nationally and locally and governmental regulations and legislation.

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

                           PART II - OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

The information required by this Item, with respect to the Company's Annual Meeting of Stockholders held on May 8, 2003, was included in Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the for the quarter ended March 31, 2003.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     10.1  First Amended and Restated Credit Agreement, dated June 6, 2003

     10.2 Severance Agreement with Vice President and General Counsel Lynne Burgess, dated April 21, 2003

     10.3 Severance Agreement with Vice President, Human Resources Philip Johnson, dated April 21, 2003

     31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1  Certificate of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2  Certificate of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.   Reports on Form 8-K

     Report filed April 17, 2003, under Item 5, related to issuance of a press release announcing the Company would release its first quarter financial results before the market opens on April 30, 2003, and that it met the fixed charge coverage requirement under its credit facility as of March 31, 2003.

     Report filed April 30, 2003, under Item 9, related to issuance of a press release announcing the Company's earnings for the first quarter ended March 31, 2003.

     Report filed July 11, 2003, related to issuance of a press release announcing that the Company has reached a mutual agreement with Wal-Mart Stores, Inc. to end the pilot "Price 1" program.

     Report filed July 30, 2003, under Item 9, related to the issuance of a press release announcing that Michael Kane has been named President and CEO of the Company's Texas platform.

     Report filed July 31, 2003, under Item 9, related to issuance of a press release announcing the Company's earnings for the second quarter and six months ended June 30, 2003.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Asbury Automotive Group, Inc.
                                ------------------------------------------
                                (Registrant)




Date:  August 13, 2003          /s/ Kenneth B. Gilman
                                -----------------------------------------
                                Kenneth B. Gilman
                                Chief Executive Officer

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Asbury Automotive Group, Inc.
                              ------------------------------------------
                              (Registrant)




Date:  August 13, 2003        /s/ Thomas F. Gilman
                              ------------------------------------------
                              Thomas F. Gilman
                              Senior Vice President and Chief Financial Officer

                                Index to Exhibits




Exhibit
Number      Description
-------     -----------

10.1        First Amended and Restated Credit Agreement, dated June 6, 2003

10.2 Severance Agreement with Vice President and General Counsel Lynne Burgess, dated April 21, 2003

10.3 Severance Agreement with Vice President, Human Resources Philip Johnson, dated April 21, 2003

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certificate of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certificate of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.