Form 10-Q
period 2003-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2003-11-14
CIK 1144980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

                        Commission file number: 001-31262


                          ASBURY AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                     01-0609375
-------------------------------------     -------------------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants): The number of shares of common stock outstanding as of November 10, 2003 was 32,430,649 net of 1,590,013 treasury shares).

                          ASBURY AUTOMOTIVE GROUP, INC.
                           Form 10-Q Quarterly Report


                                Table of Contents


                         Part I - Financial Information

                                                                           Page

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of
        September 30, 2003 (Unaudited) and December 31, 2002.................1

        Consolidated Statements of Income for the Three Months and
        Nine Months Ended September 30, 2003 and 2002 (Unaudited)............2

        Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2003 and 2002 (Unaudited) ...........3

        Notes to Consolidated Financial Statements (Unaudited)...............4

        Independent Accountants' Report ....................................10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................11

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........21

Item 4. Controls and Procedures.............................................21


                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K....................................22

        Signatures..........................................................23

        Index to Exhibits...................................................25

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                          ASBURY AUTOMOTIVE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                  September 30,   December 31,
                                    ASSETS                                             2003           2002
                                    ------                                        -------------   ------------
                                                                                   (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ..................................................   $    48,804     $   22,613
    Contracts-in-transit .......................................................        86,380         91,190
    Current portion of restricted marketable securities ........................         1,591          1,499
    Accounts receivable (net of allowance of $2,218 and $2,122) ................       112,050         96,090
    Inventories ................................................................       560,268        591,839
    Deferred income taxes ......................................................         8,565          9,044
    Prepaid and other current assets ...........................................        38,840         37,314
                                                                                   -----------    -----------
                 Total current assets ..........................................       856,498        849,589

PROPERTY AND EQUIPMENT, net ....................................................       259,553        257,305
GOODWILL .......................................................................       464,763        402,133
RESTRICTED CASH AND MARKETABLE SECURITIES ......................................         2,974          4,892
OTHER ASSETS ...................................................................        62,620         61,866
ASSETS HELD FOR SALE ...........................................................        29,685         29,859
                                                                                   -----------    -----------
                 Total assets ..................................................   $ 1,676,093    $ 1,605,644
                                                                                   ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Floor plan notes payable ...................................................   $   488,502    $   528,591
    Current maturities of long-term debt .......................................        31,855         36,412
    Accounts payable ...........................................................        40,924         40,120
    Accrued liabilities ........................................................        86,910         77,325
                                                                                   -----------    -----------
                 Total current liabilities .....................................       648,191        682,448

LONG-TERM DEBT .................................................................       503,949        438,740
DEFERRED INCOME TAXES ..........................................................        32,170         29,972
OTHER LIABILITIES ..............................................................        15,658         15,580
LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE ...............................        21,596         11,953
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 10,000,000 shares authorized ..............          --             --
    Common stock, $.01 par value, 90,000,000 shares authorized, 34,019,147 and
       34,000,000 shares issued, including shares held in treasury, respectively           340            340
    Additional paid-in capital .................................................       411,016        410,718
    Retained earnings ..........................................................        58,259         22,645
    Treasury stock, at cost; 1,590,013 and 772,824 shares held, respectively ...       (15,064)        (6,630)
    Accumulated other comprehensive loss .......................................           (22)          (122)
                                                                                   -----------    -----------
                 Total stockholders' equity ....................................       454,529        426,951
                                                                                   -----------    -----------
                 Total liabilities and stockholders' equity ....................   $ 1,676,093    $ 1,605,644
                                                                                   ===========    ===========

                See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                          For the Three Months           For the Nine Months
                                                           Ended September 30,           Ended September 30,
                                                       --------------------------    --------------------------
                                                           2003           2002           2003           2002
                                                       -----------    -----------    -----------    -----------
REVENUES:
   New vehicle .....................................   $   786,042    $   722,851    $ 2,184,833    $ 2,007,252
   Used vehicle ....................................       319,028        306,033        915,845        887,247
   Parts, service and collision repair .............       143,032        128,429        411,858        373,941
   Finance and insurance, net ......................        37,366         33,289        100,497         87,721
                                                       -----------    -----------    -----------    -----------
       Total revenues ..............................     1,285,468      1,190,602      3,613,033      3,356,161

COST OF SALES:
   New vehicle .....................................       729,376        665,833      2,024,555      1,842,927
   Used vehicle ....................................       291,316        278,866        833,003        806,393
   Parts, service and collision repair .............        66,701         61,437        193,939        176,996
                                                       -----------    -----------    -----------    -----------
       Total cost of sales .........................     1,087,393      1,006,136      3,051,497      2,826,316
                                                       -----------    -----------    -----------    -----------
GROSS PROFIT .......................................       198,075        184,466        561,536        529,845

OPERATING EXPENSES:
   Selling, general and administrative .............       150,559        139,148        437,419        403,284
   Depreciation and amortization ...................         5,141          4,549         15,007         14,280
                                                       -----------    -----------    -----------    -----------
       Income from operations ......................        42,375         40,769        109,110        112,281

OTHER INCOME (EXPENSE):
   Floor plan interest expense .....................        (4,633)        (4,368)       (14,263)       (13,059)
   Other interest expense ..........................       (10,087)       (10,074)       (30,038)       (28,748)
   Interest income .................................           188            283            450            945
   Net losses from unconsolidated affiliates .......          --             --             --             (100)
   Loss on sale of assets, net .....................           (95)           (45)          (454)           (48)
   Other, net ......................................           (79)           224             10           (114)
                                                       -----------    -----------    -----------    -----------
       Total other expense, net ....................       (14,706)       (13,980)       (44,295)       (41,124)
                                                       -----------    -----------    -----------    -----------
       Income before income taxes and discontinued
          operations ...............................        27,669         26,789         64,815         71,157

INCOME TAX EXPENSE:
   Income tax expense ..............................        10,503         10,695         25,287         22,732
   Tax adjustment upon conversion from a L.L.C. to a
      corporation ..................................          --             --             --           11,553
                                                       -----------    -----------    -----------    -----------
       Total income tax expense ....................        10,503         10,695         25,287         34,285
                                                       -----------    -----------    -----------    -----------
       Income from continuing operations ...........        17,166         16,094         39,528         36,872

DISCONTINUED OPERATIONS, net of tax ................          (922)        (1,450)        (3,914)        (4,286)
                                                       -----------    -----------    -----------    -----------
       Net income ..................................   $    16,244    $    14,644    $    35,614         32,586
                                                       ===========    ===========    ===========

PRO FORMA TAX (BENEFIT) EXPENSE:
   Pro forma income tax expense ....................                                                      5,588
   Tax adjustment upon conversion from a L.L.C. to a
      corporation ..................................                                                    (11,553)
                                                                                                    -----------
       Tax affected pro forma net income ...........                                                $    38,551
                                                                                                    ===========
EARNINGS PER COMMON SHARE:
   Basic ...........................................   $      0.50    $      0.43    $      1.09    $      0.99
                                                       ===========    ===========    ===========    ===========
   Diluted .........................................   $      0.50    $      0.43    $      1.09    $      0.99
                                                       ===========    ===========    ===========    ===========
PRO FORMA EARNINGS PER COMMON SHARE:
   Basic ...........................................                                                $      1.17
                                                                                                    ===========
   Diluted .........................................                                                $      1.17
                                                                                                    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic ...........................................        32,419         34,000         32,721         32,813
                                                       ===========    ===========    ===========    ===========
   Diluted .........................................        32,612         34,001         32,761         32,834
                                                       ===========    ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                      -----------------------
                                                                                         2003         2002
                                                                                      ----------   ----------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income ......................................................................   $  35,614    $  32,586
  Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization ................................................      15,007       14,280
     Depreciation and amortization from discontinued operations ...................       1,271        3,218
     Change in allowance for doubtful accounts ....................................          96          (78)
     (Gain) loss on sale of discontinued operations ...............................        (297)         966
     Deferred income taxes ........................................................       2,618       14,754
     Loss from unconsolidated affiliates, net .....................................        --            100
     Loss on sale of assets .......................................................         454           48
     Amortization of deferred finance fees ........................................       3,933        3,212
  Change in operating assets and liabilities, net of effects from acquisitions and divestitures-
     Contracts-in-transit .........................................................       4,810       12,441
     Accounts receivable, net .....................................................     (30,938)     (25,731)
     Proceeds from the sale of accounts receivable ................................      15,023       12,597
     Inventories ..................................................................      60,517       14,030
     Floor plan notes payable .....................................................     (62,525)     (30,823)
     Accounts payable and accrued liabilities .....................................      16,860       14,274
     Other ........................................................................       5,621        4,007
                                                                                      ----------   ----------
             Net cash provided by operating activities ............................      68,064       69,881
                                                                                      ----------   ----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures ............................................................     (33,434)     (38,102)
  Proceeds from the sale of assets ................................................         682        1,380
  Proceeds from the sale of discontinued operations ...............................       7,845        4,838
  Acquisitions ....................................................................     (72,378)     (14,588)
  Maturity of restricted marketable securities ....................................       1,826        1,826
  Purchase of restricted asset ....................................................        (750)        --
  Net issuance of finance contracts ...............................................      (2,818)        (276)
  Other investing activities ......................................................        --           (752)
                                                                                      ----------   ----------
           Net cash used in investing activities ..................................     (99,027)     (45,674)
                                                                                      ----------   ----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Distributions to members ........................................................      (3,010)     (11,680)
  Contributions ...................................................................        --            800
  Repayments of debt ..............................................................     (32,339)    (352,362)
  Proceeds from borrowings ........................................................     100,689      272,629
  Proceeds from initial public offering, net ......................................        --         65,415
  Payment of debt issuance costs ..................................................        --         (7,875)
  Proceeds from the exercise of stock options .....................................         248         --
  Purchase of treasury stock ......................................................      (8,434)        --
                                                                                      ----------   ----------
           Net cash provided by (used in) financing activities ....................      57,154      (33,073)
                                                                                      ----------   ----------
           Net increase (decrease) in cash and cash equivalents ...................      26,191       (8,866)

CASH AND CASH EQUIVALENTS, beginning of period ......................................    22,613       60,506
                                                                                      ----------   ----------
CASH AND CASH EQUIVALENTS, end of period ............................................ $  48,804    $  51,640
                                                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for-
    Interest ......................................................................   $  35,826    $  32,639
                                                                                      ==========   ==========

    Income taxes ..................................................................   $  13,287    $  15,534
                                                                                      ==========   ==========

                See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated balance sheet at September 30, 2003, the consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002, are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods were made. Certain items in the prior year's financial statements were reclassified to conform to the current financial statement presentation. Due to seasonality and other factors, the results of operations for interim periods are not necessarily indicative of the results that would be realized for the entire year. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

2. INVENTORIES:

Inventories consisted of the following:

(In thousands)                       September 30, 2003    December 31, 2002
                                     ------------------    -----------------

New vehicles                             $422,818                $464,501
Used vehicles                              95,142                  86,392
Parts, accessories and other               42,308                  40,946
                                         --------                --------
                                         $560,268                $591,839
                                         ========                ========

3. EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per common share:

                                                            For the Three Months        For the Nine Months
(In thousands, except per share data)                       Ended September 30,         Ended September 30,
                                                          -------------------------   ------------------------
                                                             2003          2002          2003          2002
                                                          -----------   -----------   -----------   ---------

Net income applicable to common shares:
  Continuing operations ...............................   $   17,166    $   16,094    $   39,528    $  36,872
  Discontinued operations .............................         (922)       (1,450)       (3,914)      (4,286)
                                                          ----------    ----------    ----------    ---------
                                                          $   16,244    $   14,644    $   35,614    $  32,586
                                                          ==========    ==========    ==========    =========
Earnings per share:
  Basic-
    Continuing operations .............................   $     0.53    $     0.47    $     1.21    $    1.12
    Discontinued operations ...........................        (0.03)        (0.04)        (0.12)       (0.13)
                                                          ----------    ----------    ----------    ---------
                                                          $     0.50    $     0.43    $     1.09    $    0.99
                                                          ==========    ==========    ==========    =========


                                                            For the Three Months        For the Nine Months
(In thousands, except per share data)                       Ended September 30,         Ended September 30,
                                                          -------------------------   ------------------------
                                                             2003          2002          2003          2002
                                                          -----------   -----------   -----------   ---------
  Diluted-
    Continuing operations .............................   $     0.53    $     0.47    $     1.21    $    1.12
    Discontinued operations ...........................        (0.03)        (0.04)        (0.12)       (0.13)
                                                          ----------    ----------    ----------    ---------
                                                          $     0.50    $     0.43    $     1.09    $    0.99
                                                          ==========    ==========    ==========    =========

Common shares and common share equivalents outstanding:
  Basic weighted average common shares ................       32,419        34,000        32,721      32,813
  Dilutive effect of common share equivalents
    (stock options) ...................................          193             1            40          21
                                                          ----------    ----------    ----------    ---------
  Diluted weighted average common shares ..............       32,612        34,001        32,761      32,834
                                                          ==========    ==========    ==========    =========


4. INTANGIBLE ASSETS AND GOODWILL:

Intangible assets consist of the following (included in other assets on the accompanying consolidated balance sheets):

                                                   September 30,   December 31,
(In thousands)                                         2003            2002
                                                   -------------   ------------
Amortizable intangible assets:
  Noncompete agreements                               $  5,331       $  5,331
  Lease agreements (amortization is included
    in rent expense)                                     6,527          6,527
                                                      --------       --------
         Total                                          11,858         11,858

     Less - Accumulated amortization                    (8,350)        (7,369)
                                                      --------       --------
Intangible assets, net                                $  3,508       $  4,489
                                                      ========       ========

Unamortizable intangible assets - franchise rights    $  8,000       $  8,000
                                                      ========       ========

Amortization expense, net of discontinued operations, was $0.2 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 2003 and 2002, respectively.

The changes in the carrying amounts of goodwill for the period ended September 30, 2003 are as follows:

(In thousands)

Balance as of December 31, 2002                                    $402,133

   Additions related to current year acquisitions                    64,503
   Goodwill associated with divestitures                             (1,873)
                                                                   --------
Balance as of September 30, 2003                                   $464,763
                                                                   ========

5. COMPREHENSIVE INCOME:

                                                    For the Three Months     For the Nine Months
        (In thousands)                              Ended September 30,      Ended September 30,
                                                    ---------------------   ---------------------
                                                       2003       2002         2003        2002
                                                    ---------   ---------   ---------   ---------

Net income ......................................   $ 16,244    $ 14,644    $ 35,614    $ 32,586

Other comprehensive income, net of tax:
  Change in fair value of interest rate swaps ...       --          --          --        (1,985)
  Income tax expense ............................       --          --          --           127
                                                    --------    --------    ---------   ---------
                                                        --          --          --        (1,858)
  Reclassification adjustment of loss on interest
    rate swaps included in net income ...........         46          54         159          72
  Income tax expense ............................        (13)        (17)        (59)        (24)
                                                    ---------   ---------   ---------   ---------
Comprehensive income ............................   $ 16,277    $ 14,681    $ 35,714    $ 30,776
                                                    =========   =========   =========   =========

6. EQUITY-BASED COMPENSATION:

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure."

A reconciliation of the Company's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, is as follows:


                                                               For the Three Months        For the Nine Months
(In thousands, except per share data)                          Ended September 30,         Ended September 30,
                                                             -------------------------   -------------------------
                                                                2003          2002          2003          2002
                                                             -----------   -----------   -----------   -----------

Net income ...............................................   $   16,244    $   14,644    $   35,614    $   32,586
Adjustment to net earnings for:
    Stock-based compensation expense included in net
      earnings, net of tax ...............................           12            13            30            58
    Pro forma stock-based compensation expense, net of tax       (1,001)       (1,439)       (2,817)       (4,061)
                                                             -----------   -----------   -----------   -----------
Pro forma net income .....................................   $   15,255    $   13,218    $   32,827    $   28,583
                                                             ===========   ===========   ===========   ===========

Earnings per share:
    Basic - as reported ..................................   $     0.50    $     0.43    $     1.09    $     0.99
                                                             ===========   ===========   ===========   ===========

    Basic - pro forma ....................................   $     0.47    $     0.39    $     1.00    $     0.87
                                                             ===========   ===========   ===========   ===========

    Diluted - as reported ................................   $     0.50    $     0.43    $     1.09    $     0.99
                                                             ===========   ===========   ===========   ===========

    Diluted - pro forma ..................................   $     0.47    $     0.39    $     1.00    $     0.87
                                                             ===========   ===========   ===========   ===========

7. DISCONTINUED OPERATIONS:

During the first nine months of 2003, the Company classified as discontinued operations eight full-service dealership locations (nine franchises), 10 used-only dealership locations and one ancillary business. Five full service dealerships were divested during the first nine months of the year and three dealerships were held for sale as of September 30, 2003. As of September 30, 2003, all of the 10 used-only dealership locations and the ancillary business had been closed. The results of operations of these entities are accounted for as discontinued operations in the consolidated statements of income. Summary statement of income information relating to the discontinued operations is as follows:


                                                        For the Three Months    For the Nine Months
(In thousands)                                           Ended September 30,    Ended September 30,
                                                        ---------------------   ---------------------
                                                         2003        2002         2003        2002
                                                        ---------   ---------   ---------   ---------

Revenues ............................................   $  8,382    $ 35,371    $ 54,611    $ 92,700
Cost of sales .......................................      7,306      31,210      48,338      80,043
                                                        ---------   ---------   ---------   ---------
     Gross profit ...................................      1,076       4,161       6,273      12,657

Operating expenses ..................................      2,553       6,481      12,832      17,828
                                                        ---------   ---------   ---------   ---------
     Loss from operations ...........................     (1,477)     (2,320)     (6,559)     (5,171)

Other, net ..........................................         (5)       (146)       (240)       (502)
                                                        ---------   ---------   ---------   ---------
     Net loss .......................................     (1,482)     (2,466)     (6,799)     (5,673)

Gain (loss) on disposition of discontinued operations        (32)         27         297        (966)
                                                        ---------   ---------   ---------   ---------
     Loss before income taxes .......................     (1,514)     (2,439)     (6,502)     (6,639)

Related tax benefit .................................        592         989       2,588       2,353
                                                        ---------   ---------   ---------   ---------
     Discontinued operations ........................   $   (922)   $ (1,450)   $ (3,914)   $ (4,286)
                                                        =========   =========   =========   =========

8. PROPERTY AND EQUIPMENT AND REAL ESTATE OPERATING LEASES:

During the nine months ended September 30, 2003, the Company sold, in connection with six sale/leaseback agreements, certain land and building assets for $23.0 million. Under the terms of these agreements, the Company is leasing the properties from the purchaser for periods ranging from 15 to 22 years. Under one of these sale/leaseback agreements, the Company sold land to an existing president of one of the Company's platforms, who is also a member of its Board of Directors. The sale price of the land of approximately $0.8 million was equal to the purchase price paid for the land in January 2003. The Company believes that this transaction was comparable to terms that would be obtained from an unaffiliated third party. The Company is accounting for all of these sale/ leaseback transactions as operating leases. The estimated annual rental expense under these agreements will be approximately $2.4 million.

During the nine months ended September 30, 2003, in connection with current year acquisitions, the Company entered into two agreements to lease land and building facilities. The Company is accounting for these transactions as operating leases. The leases have 15-year initial terms and the estimated annual rental expense under these agreements will be approximately $1.1 million.

9. ASSETS AND LIABILITIES HELD FOR SALE:

Assets and liabilities classified as held for sale as of September 30, 2003 and December 31, 2002 include dealerships held for sale, real estate held for sale and certain land and buildings which the Company intends to sell under sale/ leaseback agreements in the future, as discussed below. A summary of balance sheet information related to assets and liabilities held for sale is as follows:

                                         September 30,     December 31,
(In thousands)                                2003             2002
                                         -------------     ------------

Inventories .............................   $ 4,636          $12,952
                                            -------          -------
         Total current assets ...........     4,636           12,952

Property and equipment, net .............    25,049           16,867
Other ...................................      --                 40
                                            -------          -------
         Total assets ...................   $29,685          $29,859
                                            =======          =======

Floor plan notes payable ................   $ 3,815          $11,828
                                            -------          -------
         Total current liabilities.......     3,815           11,828

Other liabilities .......................    17,781              125
                                            -------          -------
         Total liabilities ..............   $21,596          $11,953
                                            =======          =======

In connection with the construction and future sale/leaseback of dealership facilities, the Company has entered into agreements to sell land to an unaffiliated third party in the future. Under these agreements, the purchaser of the properties advanced funds equal to the book value of the land currently owned by the Company and advances the cost of construction for the dealership facilities based on costs incurred by the Company to date. The Company capitalized the cost of the land and continues to capitalize the cost of construction as Assets Held for Sale on the accompanying balance sheet. In addition, the Company records a corresponding liability equal to the amount of the advanced funds, included in Liabilities Associated with Assets Held for Sale on the accompanying balance sheet. The Company capitalizes the rent paid to the third party, under the terms of the agreements, during the construction period. The book value of the land and construction totaled $18.8 million and $8.3 million as of September 30, 2003 and December 31, 2002, respectively. Upon completion of construction, the Company will execute the sale/leaseback agreements with this third party and transfer the ownership of the land and building assets, satisfying the related obligations. The estimated annual rental expense under these agreements, based on advances made through September 30, 2003, will be approximately $1.6 million.

10. ACQUISITIONS:

For the nine months ended September 30, 2003, the Company made four acquisitions (ten franchises) for approximately $72.4 million in cash, which were funded under the Company's existing credit facility. The purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values. The resulting preliminary estimate of goodwill and intangibles assets from these transactions was approximately $64.5 million. The results of operations for these acquisitions are included in the Company's consolidated results from the dates of acquisition.

The seller of one of the dealerships was the existing president of one of the Company's platforms. The Company believes that this transaction involves terms that would be comparable to terms obtained from an unaffiliated third party.

11. NON-CASH INVESTING AND FINANCING ACTIVITY:

During the nine months ended September 30, 2003, the Company entered into a capital lease for land and buildings in the amount of approximately $2.4 million. The lease has an initial term of 15 years.

In connection with the divestitures mentioned in Note 7, approximately $5.7 million of the proceeds were paid directly to the Company's lenders during the nine months ended September 30, 2003.

In connection with the sale/leaseback transactions mentioned in Notes 8 and 9, approximately $27.1 million of the sales proceeds were paid directly to the Company's lenders during the nine months ended September 30, 2003. Of that amount, approximately $5.5 million related to proceeds for the sale of assets that were excluded from capital expenditures as shown on the consolidated statement of cash flows for the period ended September 30, 2003.

12. COMMITMENTS AND CONTINGENCIES:

A significant portion of the Company's vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, the Company's operations are subject to customary risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and socio-economic conditions in foreign countries. The United States or the countries from which the Company's products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and (or) parts at reasonable prices.

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

The Company is involved in legal proceedings and claims which arise in the ordinary course of its business and, with respect to certain of these claims, the sellers of previously acquired dealerships have indemnified the Company. In the opinion of management of the Company, the amount of ultimate liability with respect to these actions will not materially affect the financial condition, liquidity or the results of operations of the Company.

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

13. SUBSEQUENT EVENT

Subsequent to September 30, 2003, a decision was rendered in the arbitration proceedings with the estate of Brian E. Kendrick, the Company's former Chief Executive Officer. The arbitration panel unanimously concluded that the Company had fully satisfied its obligation under Mr. Kendrick's employment agreement when it tendered the 2001 bonus payment of $0.5 million and 17,876 shares of the Company's common stock in early 2002, and no further amounts are due the estate. This decision will have no impact on the Company's future results of operations, as all amounts related to the arbitration were properly accrued in a prior period.

INDEPENDENT ACCOUNTANTS' REPORT




To the Shareholders of Asbury Automotive Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries ("the Company") as of September 30, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

Stamford, Connecticut
October 30, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this report. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

Net income for the third quarter of 2003 was $16.2 million compared with $14.6 million in the corresponding period last year. Net income includes the results of discontinued operations, the majority of which consisted of certain now closed non-core businesses, including the closing costs associated with our Price 1 pilot program. Basic and diluted earnings per share, including discontinued operations, were $0.50 for the three months ended September 30, 2003 versus $0.43 for the same period in 2002.

Net income from continuing operations for the third quarter of 2003 was $17.2 million compared with $16.1 million in the corresponding period a year ago. Basic and diluted earnings per share from continuing operations for the third quarter of 2003 were $0.53 compared to $0.47 in the prior year period.

Income from continuing operations before income taxes totaled $27.7 million for the three months ended September 30, 2003, up 3% from $26.8 million for the same period last year. The increase is primarily attributable to strong finance and insurance ("F&I") and parts, service and collision repair ("fixed operations") performance and the impact of acquisitions.

     Revenues-

                                                          For the Three Months
(In thousands, except for unit and per vehicle data)       Ended September 30,
                                                        -----------------------    Increase        %
                                                            2003         2002     (Decrease)     Change
                                                        -----------  ----------   ----------     -------
New Vehicle Data:
  Retail revenues - same store (1) ..................   $  741,220   $  712,039   $   29,181         4%
  Retail revenues - acquisitions ....................       37,492         --
                                                        ----------   ----------
       Total new retail .............................      778,712      712,039       66,673         9%

  Fleet revenues - same store (1) ...................        7,133       10,812       (3,679)      (34%)
  Fleet revenues -acquisitions ......................          197         --
                                                        ----------   ----------
       Total new fleet revenues .....................        7,330       10,812       (3,482)      (32%)
                                                        ----------   ----------
       New vehicle revenue, as reported .............   $  786,042   $  722,851   $   63,191         9%
                                                        ==========   ==========

  New retail units - same store (1) .................       25,597       26,755       (1,158)       (4%)
   New retail units - actual ........................       26,867       26,755          112         0%

Used Vehicle Data:
  Retail revenues - same store (1) ..................   $  228,338   $  233,763   $   (5,425)       (2%)
  Retail revenues - acquisitions ....................       11,474         --
                                                        ----------   ----------
       Total used retail revenues ...................      239,812      233,763        6,049         3%

  Wholesale revenues - same store (1) ...............       75,372       72,270        3,102         4%
  Wholesale revenues - acquisitions .................        3,844         --
                                                        ----------   ----------
       Total wholesale revenues .....................       79,216       72,270        6,946        10%
                                                        ----------   ----------
       Used vehicle revenue, as reported ............   $  319,028   $  306,033   $   12,995         4%
                                                        ==========   ==========

  Used retail units - same store (1) ................       15,124       15,119            5         0%
  Used retail units - actual ........................       15,774       15,119          655         4%


                                                          For the Three Months
(In thousands, except for unit and per vehicle data)       Ended September 30,
                                                        -----------------------    Increase        %
                                                            2003         2002     (Decrease)     Change
                                                        -----------  ----------   ----------     -------
Parts, Service and Collision Repair:
  Revenues - same store (1) .........................   $  135,671   $  128,429   $    7,242         6%
  Revenues - acquisitions ...........................        7,361         --
                                                        ----------   ----------
       Parts, service and collision repair
          revenue, as reported ......................   $  143,032   $  128,429   $   14,603        11%
                                                        ==========   ==========

Finance and Insurance:
  Platform revenues - same store (1) ................   $   34,749   $   33,289   $    1,460         4%
  Corporate revenues ................................        1,300         --
  Revenues - acquisitions ...........................        1,317         --
                                                        ----------   ----------
       Finance and insurance revenue, as reported       $   37,366   $   33,289   $    4,077        12%
                                                        ==========   ==========

Total Revenue:
  Same store (1) ....................................   $1,222,483   $1,190,602   $   31,181         3%
  Corporate .........................................        1,300         --
  Acquisitions ......................................       61,685         --
                                                        ----------   ----------
       Total revenue, as reported ...................   $1,285,468   $1,190,602   $   94,866         8%
                                                        ==========   ==========

(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.

Revenues of $1.3 billion for the three months ended September 30, 2003, represented a $94.9 million or 8% increase over the three months ended September 30, 2002. Same store revenue grew $33.2 million or 3%, with the remaining increase of $61.7 million derived from acquisitions. On a same store basis, our new retail units were down 4% compared to the three months ended September 30, 2002. However, same store new vehicle retail revenues were up 4%, reflecting an increase in our average selling price which was driven by our strong luxury and midline import sales mix. Used retail vehicle unit sales were flat on a same store basis compared to prior year period. Fixed operations revenues were up 6% on a same store basis as strong import vehicle sales over the past several years has resulted in incremental import customer pay and warranty work. Same store F&I platform revenues grew 4% due to strong product sales, increased penetration rates (the number of F&I contracts sold to the combined total of retail unit sales), maturing of our preferred provider programs and our continued focus on improvement of underperforming stores.

     Gross Profit-


                                                          For the Three Months
(In thousands, except for unit and per vehicle data)       Ended September 30,
                                                        -----------------------    Increase        %
                                                            2003         2002     (Decrease)     Change
                                                        -----------  ----------   ----------     -------

New Vehicle Data:
  Retail gross profit - same store (1) ...............   $ 53,780     $ 56,657     $ (2,877)       (5%)
  Retail gross profit - acquisitions .................      2,587         --
                                                         --------     --------
       Total new retail gross profit .................     56,367       56,657         (290)       (1%)

  Fleet gross profit - same store (1) ................        301          361          (60)      (17%)
  Fleet gross profit -acquisitions ...................         (2)        --
                                                         --------     --------
       Total new fleet gross profit ..................        299          361          (62)      (17%)
                                                         --------     --------
       New vehicle gross profit, as reported..........   $ 56,666     $ 57,018     $   (352)       (1%)
                                                         ========     ========

   New retail units - same store (1) .................     25,597       26,755       (1,158)       (4%)
   New retail units - actual .........................     26,867       26,755          112         0%


                                                          For the Three Months
(In thousands, except for unit and per vehicle data)       Ended September 30,
                                                        -----------------------    Increase        %
                                                            2003         2002     (Decrease)     Change
                                                        -----------  ----------   ----------     -------
Used Vehicle Data:
  Retail gross profit - same store (1) ................  $  27,434    $  28,916    $  (1,482)          (5%)
  Retail gross profit - acquisitions ..................      1,128         --
                                                         ---------    ---------
       Total used retail gross profit .................     28,562       28,916         (354)          (1%)

  Wholesale gross profit - same store (1) .............       (857)      (1,749)         892           51%
  Wholesale gross profit - acquisitions ...............          7         --
                                                         ---------    ---------
       Total wholesale gross profit ...................       (850)      (1,749)         899           51%
                                                         ---------    ---------
       Used vehicle gross profit, as reported .........  $  27,712    $  27,167    $     545            2%
                                                         =========    =========

  Used retail units - same store (1) ..................     15,124       15,119            5            0%
  Used retail units - actual ..........................     15,774       15,119          655            4%

Parts, Service and Collision Repair:
  Gross profit - same store (1) .......................  $  72,525    $  66,992    $   5,533            8%
  Gross profit - acquisitions .........................      3,806         --
                                                         ---------    ---------
       Parts, service and collision repair
          gross profit, as reported ...................  $  76,331    $  66,992    $   9,339           14%
                                                         =========    =========
Finance and Insurance:
  Platform gross profit - same store (1) ..............  $  34,749    $  33,289    $   1,460            4%
  Corporate gross profit ..............................      1,300         --
  Gross profit - acquisitions .........................      1,317         --
                                                         ---------    ---------
       Finance and insurance gross profit, as reported   $  37,366    $  33,289    $   4,077           12%
                                                         =========    =========

  Platform gross profit per vehicle retailed -
    same store (1)                                       $     853    $     795    $      58            7%
  Platform gross profit per vehicle retailed - actual .  $     846    $     795    $      51            6%
  Gross profit per vehicle retailed - actual ..........  $     876    $     795    $      81           10%

Total Gross Profit:
  Gross profit - same store (1) .......................  $ 187,932    $ 184,466    $   3,466            2%
  Gross profit - corporate ............................      1,300         --
  Gross profit - acquisitions .........................      8,843         --
                                                         ---------    ---------
       Total gross profit, as reported ................  $ 198,075    $ 184,466    $  13,609            7%
                                                         =========    =========


(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.

Gross profit for the quarter ended September 30, 2003, increased $13.6 million or 7% over the quarter ended September 30, 2002. Same store retail gross profit was up 3% for the same period. Consistent with our business model, we achieved same store gross profit growth of 4% in F&I platform gross profit and increases in same store fixed operations gross profit of 8% during the period. Same store F&I platform gross profit per vehicle retailed ("PVR") increased 7%. F&I platform gross profit provides an accurate measure of our finance and insurance performance as it excludes revenue resulting from corporate negotiated contracts which is not attributable to the retail units sold during the period. In addition, wholesale losses during the quarter were in line with our third quarter expectations, but significantly lower than the same quarter of the prior year, during which used car auction prices were under significant pressure. These items were offset by continued margin pressure on new and used vehicles.

     Operating Expenses-

Selling, general and administrative ("SG&A) expenses for the quarter ended September 30, 2003, increased $11.4 million or 8% over the quarter ended September 30, 2002. Included in SG&A expenses for the quarter ended September 30, 2003 were $2.0 million of severance, relocation and hiring costs in connection with management changes at our Oregon and Texas platforms and at the corporate level. In addition, our insurance premiums were $5.2 million for the quarter ended September 30, 2003, a $1.7 million increase compared to the same quarter in the prior year, reflecting the current insurance environment. Including the impact of these items, SG&A expenses as a percentage of gross profit increased only 60 basis points to 76.0% for the quarter ended September 30, 2003, when compared to the same period in 2002.

     Depreciation and Amortization-

Depreciation and amortization expense increased approximately $0.6 million to $5.1 million for the quarter ended September 30, 2003, as compared to the same period in 2002. The increase is primarily related to acquisitions.

     Other Income (Expense)-

Floor plan interest expense increased to $4.6 million for the three months ended September 30, 2003, from $4.4 million for the three months ended September 30, 2002. This 6% increase was primarily due to higher average inventory levels during the 2003 quarter resulting primarily from acquisitions during 2003. Non-floor plan interest expense remained essentially flat when compared to the prior year quarter.

     Income Tax Provision-

Income tax expense was $10.5 million for the three months ended September 30, 2003 compared to $10.7 million for the same quarter in the prior year. Our effective tax rate for the three months ended September 30, 2003, was 38% compared to 39.9% for the prior year quarter. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our annual effective tax rate will fluctuate between 38% and 39%.

     Discontinued Operations-

The loss from discontinued operations of approximately $0.9 million for the third quarter of 2003 included a loss associated with the sale of two "full service" dealerships, the cost of closing our Price 1 pilot program and losses incurred in the operation of three franchises which were classified as held for sale as of September 30, 2003. Subsequent to the end of the quarter, we closed one of the franchises that was held for sale and resigned the franchise. The loss from discontinued operations for the third quarter ended September 30, 2002 was $1.5 million, including the operating losses from the stores mentioned above, the operating losses generated during the quarter by the stores that were sold or closed during the twelve-month period ended June 30, 2003, and the net gain recognized on dealership and related real estate assets sold during the quarter.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Net income for the nine months ended September 30, 2003 was $35.6 million or $1.09 per basic and diluted share, including a $3.9 million loss from discontinued operations principally related to our Price 1 pilot program. Net income for the nine months ended September 30, 2002 was $32.6 million or $0.99 per basic and diluted share. For the nine months ended September 30, 2002, tax affected pro forma net income was $38.6 million or $1.17 per basic and diluted share. Pro forma net income from continuing operations for the nine months ended September 30, 2002 was $42.8 million or $1.26 per basic and diluted share. The pro forma results for the prior year exclude a nonrecurring deferred income tax provision required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" related to our change in tax status from a limited liability company to a "C" corporation in conjunction with our March 2002 initial public offering ("IPO"). In addition, the pro forma results from continuing operations also assume that we were a publicly traded "C" corporation for the entire period. A reconciliation of pro forma net income from continuing operations to GAAP net income from continuing operations follows - see "Reconciliation of Non-GAAP Financial Information".

Income from continuing operations before income taxes totaled $64.8 million for the nine months ended September 30, 2003, down 9% from $71.2 million for the nine months ended September 30, 2002. The decrease is attributable to continued vehicle margin pressure, deterioration of our expense structure in the first quarter, weak performance in our Oregon platform and charges of $3.2 million in connection with management changes at our Oregon and Texas platforms and at the corporate level. These items were offset by improvement in expense controls in the second and third quarters and the improved performance of the Arkansas platform, which was underperforming during 2002.

     Revenues-


                                                          For the Nine Months
(In thousands, except for unit and per vehicle data)       Ended September 30,
                                                        -----------------------    Increase        %
                                                            2003         2002     (Decrease)     Change
                                                        -----------  ----------   ----------     -------

New Vehicle Data:
  Retail revenues - same store (1) ..................   $2,072,222   $1,973,987   $   98,235        5%
  Retail revenues - acquisitions ....................       75,594          310
                                                        ----------   ----------
       Total new retail .............................    2,147,816    1,974,297      173,519        9%

  Fleet revenues - same store (1) ...................       36,822       32,955        3,867       12%
  Fleet revenues -acquisitions ......................          195         --
                                                        ----------   ----------
       Total new fleet revenues .....................       37,017       32,955        4,062       12%
                                                        ----------   ----------
       New vehicle revenue, as reported .............   $2,184,833   $2,007,252   $  177,581        9%
                                                        ==========   ==========

  New retail units - same store (1) .................       72,638       73,060         (422)      (1%)
  New retail units - actual .........................       75,141       73,072        2,069        3%

Used Vehicle Data:
  Retail revenues - same store (1) ..................   $  678,158   $  678,941   $     (783)       0%
  Retail revenues - acquisitions ....................       25,401          268
                                                        ----------   ----------
       Total used retail revenues ...................      703,559      679,209       24,350        4%

  Wholesale revenues - same store (1) ...............      204,357      208,036       (3,679)      (2%)
  Wholesale revenues - acquisitions .................        7,929            2
                                                        ----------   ----------
       Total wholesale revenues .....................      212,286      208,038        4,248        2%
                                                        ----------   ----------
       Used vehicle revenue, as reported ............   $  915,845   $  887,247   $   28,598        3%
                                                        ==========   ==========

  Used retail units - same store (1) ................       44,616       44,463          153        0%
  Used retail units - actual ........................       46,145       44,479        1,666        4%

Parts, Service and Collision Repair:
  Revenues - same store (1) .........................   $  395,882   $  373,854   $   22,028        6%
  Revenues - acquisitions ...........................       15,976           87
                                                        ----------   ----------
       Parts, service and collision repair
          revenue, as reported ......................   $  411,858   $  373,941   $   37,917       10%
                                                        ==========   ==========
Finance and Insurance:
  Platform revenues - same store (1) ................   $   96,385   $   87,701   $    8,684       10%
  Corporate revenues ................................        1,300         --
  Revenues - acquisitions ...........................        2,812           20
                                                        ----------   ----------
       Finance and insurance revenue, as reported       $  100,497   $   87,721   $   12,776       15%
                                                        ==========   ==========

Total Revenue:
  Same store (1) ...................................    $3,483,826   $3,355,474   $  128,352        4%
  Corporate ........................................         1,300         --
  Acquisitions .....................................       127,907          687
                                                        ----------   ----------
       Total revenue, as reported ..................    $3,613,033   $3,356,161   $  256,872        8%
                                                        ==========   ==========

(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.

Revenues of $3.6 billion for the nine months ended September 30, 2003, represented a $256.9 million or 8% increase over the nine months ended September 30, 2002. Same store revenue grew $129.7 million or 4%, with the remainder derived from acquisitions. On a same store basis, new retail units were down 1%. However, same store new vehicle retail revenues were up 5% reflecting an increase in our average selling price driven by our strong luxury and mid-line import sales mix. Used retail vehicle unit sales were unchanged compared to the same period of the prior year, as new vehicle incentives continued to adversely affect used vehicle sales. With ongoing focus on fixed operations and platform F&I, we achieved 6% and 10% same store growth, respectively, as we continue to benefit from the sharing of best practices between our platforms in these areas.

     Gross Profit-

                                                          For the Nine Months
(In thousands, except for unit and per vehicle data)       Ended September 30,
                                                        -----------------------    Increase        %
                                                            2003         2002     (Decrease)     Change
                                                        -----------  ----------   ----------     -------
New Vehicle Data:
  Retail gross profit - same store (1) ...............   $ 154,121    $ 163,325    $  (9,204)       (6%)
  Retail gross profit - acquisitions .................       5,282           20
                                                         ---------    ---------
       Total new retail gross profit .................     159,403      163,345       (3,942)       (2%)

  Fleet gross profit - same store (1) ................         877          980         (103)      (11%)
  Fleet gross profit -acquisitions ...................          (2)        --
                                                         ---------    ---------
       Total new fleet gross profit ..................         875          980         (105)      (11%)
                                                         ---------    ---------
       New vehicle gross profit, as reported .........   $ 160,278    $ 164,325    $  (4,047)       (2%)
                                                         =========    =========

   New retail units - same store (1) .................      72,638       73,060         (422)       (1%)
   New retail units - actual .........................      75,141       73,072        2,069         3%

Used Vehicle Data:
  Retail gross profit - same store (1) ...............   $  80,996    $  82,771    $  (1,775)       (2%)
  Retail gross profit - acquisitions .................       2,549           32
                                                         ---------    ---------
       Total used retail gross profit ................      83,545       82,803          742         1%

  Wholesale gross profit - same store (1) ............        (632)      (1,950)       1,318        68%
  Wholesale gross profit - acquisitions ..............         (71)           1
                                                         ---------    ---------
       Total wholesale gross profit ..................        (703)      (1,949)       1,246        64%
                                                         ---------    ---------
       Used vehicle gross profit, as reported.........   $  82,842    $  80,854    $   1,988         2%
                                                         =========    =========

  Used retail units - same store (1) .................      44,616       44,463          153         0%
  Used retail units - actual .........................      46,145       44,479        1,666         4%

Parts, Service and Collision Repair:
  Gross profit - same store (1) ......................   $ 208,570    $ 196,888    $  11,682        6%
  Gross profit - acquisitions ........................       9,349           57
                                                         ---------    ---------
       Parts, service and collision repair
          gross profit, as reported ..................   $ 217,919    $ 196,945    $  20,974       11%
                                                         =========    =========

Finance and Insurance:
  Platform gross profit - same store (1) .............   $  96,385    $  87,701    $   8,684       10%
  Gross profit - corporate ...........................       1,300         --
  Gross profit - acquisitions ........................       2,812           20
                                                         ---------    ---------
       Finance and insurance gross profit, as reported   $ 100,497    $  87,721    $  12,776       15%
                                                         =========    =========

  Platform gross profit per vehicle retailed -
   same store (1)                                        $     822    $     746    $      76       10%
  Platform gross profit per vehicle retailed - actual    $     818    $     746    $      72       10%
  Gross profit per vehicle retailed - actual .........   $     829    $     746    $      83       11%

Total Gross Profit:
  Gross profit - same store (1) ......................   $ 540,317    $ 529,715    $  10,602        2%
  Gross profit - corporate ...........................       1,300         --
  Gross profit - acquisitions ........................      19,919          130
                                                         ---------    ---------
       Total gross profit, as reported ...............   $ 561,536    $ 529,845    $  31,691        6%
                                                         =========    =========


(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by the Company.

Gross profit for the nine months ended September 30, 2003, increased $31.7 million or 6% over the same period ended September 30, 2002. Same store gross profit increased 2% year over year driven by significant growth in F&I and fixed operations, at 10% and 6%, respectively. These increases were offset by same store decreases in gross profit for new and used vehicles.

     Operating Expenses-

SG&A expenses for the nine months ended September 30, 2003 were $437.4 million, up 8.5% from $403.3 million for the nine months ended September 30, 2002. The majority of the increase was due to expense deterioration in several platforms in the first quarter and the severance, relocation and hiring costs discussed above. We experienced significant improvement in the second and third quarter with our successful expense reduction initiatives.

     Depreciation and Amortization-

Depreciation and amortization expense increased approximately $0.7 million to $15.0 million for the nine months ended September 30, 2003, as compared to the same period in 2002. This increase is primarily related to acquisitions.

     Other Income (Expense)-

Floor plan interest expense increased 9.2% to $14.3 million for the nine months ended September 30, 2003. This increase was due to higher average inventory levels during the first nine months of 2003 as compared to the corresponding period in 2002. The increase in non-floor plan interest expense of $1.3 million from the same period of the prior year was principally attributable to the higher interest rate on our Senior Subordinated Notes issued in June 2002.

     Income Tax Provision-

Income tax expense was $25.3 million for the nine months ended September 30, 2003 compared to $34.3 million for the nine-month period ended September 30, 2002. Our effective tax rate for the nine months ended September 30, 2003, was 39% compared to 39.9% for the prior year period. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our annual effective tax rate will fluctuate between 38% and 39%.

For the time period from January 1, 2002 through the date of our IPO, we were structured as a limited liability company and only provided a tax provision in accordance with SFAS No. 109 for the nine "C" corporations that we owned directly or indirectly during that period. Effective with our IPO, which closed March 19, 2002, we converted to a corporation and became subject to federal, state and local income taxes. During the nine months ended September 30, 2002, we recorded, in accordance with SFAS No. 109, a one-time non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability, in connection with our conversion. This liability represented the difference between the financial statement and tax basis of our assets and liabilities at the conversion date.

     Discontinued Operations-

During the first nine months of 2003, we completed the sale of five "full service" dealerships, closed six "Thomason Select" used-only lots in Oregon and closed our four Price 1 pilot program used vehicle stores. As of September 30, 2003, we were actively pursuing the sale of three full service dealerships, one of which was closed subsequent to the end of the quarter. The $3.9 million loss from discontinued operations includes the operating losses of the dealerships mentioned above offset by a net gain on the sales of the stores sold in the first nine months of the year. The loss from discontinued operations for the nine months ended September 30, 2002 was $4.3 million, which included the results of operations of the dealerships mentioned above and the operating losses and net loss on the sale of four dealerships, and related real estate assets, sold during the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. These requirements are met principally from cash flow from operations, borrowings under the First Amended and Restated Credit Agreement and the Floor Plan Facilities (as defined below), mortgage notes and proceeds from sale/leaseback transactions. As of September 30, 2003 we had cash and cash equivalents of $48.8 million.

         Credit Facilities-

On January 17, 2001, we entered into a committed financing agreement with Ford Motor Credit Company, General Motors Acceptance Corporation and DaimlerChrysler Services North America, LLC (the "Lenders") with total availability of $550 million. The committed financing agreement is used for acquisition financing and working capital purposes. On June 6, 2003, we signed the First Amended and Restated Credit Agreement (the "ARCA"), retaining all the essential provisions of our original committed credit facility, but reducing the availability for borrowings to $450 million and increasing our working capital borrowing capacity from $25 million to $75 million. Our decision to amend the existing credit facility was driven by our desire to reduce the commitment fee paid to the Lenders, which is based on the unused portion of the facility, and to extend the facility by one year through January 2006. All borrowings under the ARCA and our original committed credit facility (collectively the "Committed Credit Facility") bear interest at variable rates based on one-month LIBOR plus a specified percentage that is dependent upon our adjusted debt level as of the end of each quarter.

During the third quarter of 2002, we obtained consent from the Lenders for a cash management sublimit of $75 million under our Committed Credit Facility. The cash management sublimit allows us to repay up to $75 million of debt outstanding under our Committed Credit Facility using cash that has been centrally collected by our cash management system. The net amount repaid under the cash management sublimit may be borrowed by us on short-term notice for general corporate purposes. At September 30, 2003, approximately $306 million was available for borrowings under the Committed Credit Facility, including $18 million under the cash management sublimit. Subsequent to September 30, 2003, we repaid an additional $45 million under the cash management sublimit.

         Floor Plan Financing-

We finance substantially all of our new vehicle inventory and a portion of our used vehicle inventory under the floor plan financing credit facilities (the "Floor Plan Facilities"). The Floor Plan Facilities provide used vehicle financing up to a fixed percentage of the value of each financed used vehicle. In connection with the ARCA, total availability under the floor plan facilities was reduced from $750 million to $695 million. Amounts financed under the floor plan arrangements bear interest at variable rates, which are typically tied to LIBOR or the prime rate. As of September 30, 2003, we had $488.5 million outstanding under all of our floor plan financing agreements.

         Sale/Leaseback and Operating Lease Agreements-

During the nine months ended September 30, 2003, we sold, in connection with six sale/leaseback agreements, certain land and building assets for approximately $23 million. Under the terms of these agreements, we have committed to leaseback the properties from the purchaser for periods ranging from 15 to 22 years. Under one of these sale/leaseback agreements, we sold land to an existing president of one of our platforms, who is also a member of our Board of Directors. The sale price of the land of approximately $0.8 million was equal to the purchase price paid for the land in January 2003. We believe that this transaction was comparable to terms that would be obtained from an unaffiliated third party. We are accounting for these transactions as operating leases. The estimated annual rental expense under these agreements will be approximately $2.4 million.

In addition to the sale/leaseback agreements discussed above, in connection with the construction and future sale/ leaseback of dealership facilities, we have entered into agreements to sell additional land to an unaffiliated third party in the future. Under these agreements, the purchaser of the properties advanced funds equal to the book value of the land currently owned by us, and advances the cost of construction for the dealership facilities based on costs incurred to date. We capitalized the cost of the land and continue to capitalize the cost of construction included in Assets Held for Sale on the accompanying balance sheet and record a corresponding liability equal to the amount of the advanced funds included in Liabilities Associated with Assets Held for Sale on the accompanying balance sheet. In addition, we capitalize the rent paid to the third party, under the terms of the agreements, during the construction period. Upon completion of construction, we will enter into sale/ leaseback agreements with this third party and transfer the ownership of the land and building assets, satisfying the related obligations. The estimated annual rental expense under these agreements, based on advances made through September 30, 2003, will be approximately $1.6 million.

During the nine months ended September 30, 2003, in connection with current year acquisitions, we entered into two agreements to lease land and building facilities. We are accounting for these transactions as operating leases. The leases have 15-year initial terms and the estimated annual rental expense under these agreements will be approximately $1.1 million.

         Acquisitions and Acquisition Financing-

For the nine months ended September 30, 2003, we made four acquisitions (ten franchises) for approximately $72.4 million in cash, which were funded under our Committed Credit Facility. The purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values. The resulting preliminary estimate of goodwill and intangibles assets from these transactions was approximately $64.5 million. The results of operations for these acquisitions are included in our consolidated results from the dates of acquisition.

The seller of one of the dealerships was the existing president of one of our platforms. We believe that this transaction involves terms that would be comparable to terms that would be obtained from an unaffiliated third party.

         Capital Expenditure Financing

During the first nine months of 2003 and 2002, $7.2 million and $5.6 million, respectively, of our capital expenditures were funded through collateralized borrowings.

Cash Flow

         Operating Activities-

Net cash provided by operating activities totaled $68.1 million for the nine months ended September 30, 2003 consisting of net income of $35.6 million, non-cash items of $23.1 million (primarily depreciation and amortization), and a $9.4 million net increase in operating assets and liabilities. Operating assets in the aggregate increased due to an increase in accrued liabilities primarily driven by the timing of interest payments on our senior subordinated notes and improved collections of contracts in transit, partially offset by increases in accounts receivable due to normal seasonality.

Net cash provided by operating activities totaled $69.9 million for the nine months ended September 30, 2002 consisting of net income of $32.6 million, non-cash items of $36.5 million (primarily depreciation and amortization and deferred income taxes) and a $0.8 million net increase in operating assets and liabilities. This net increase was primarily the result of a reduction in contracts in transit and inventory and increased accounts payable and accrued liabilities, offset by increased payments on floor plan borrowings and increased accounts receivable.

         Investing Activities-

Net cash used in investing activities for the nine months ended September 30, 2003 was $99.0 million, as capital expenditures of $33.4 million, dealership acquisitions of $72.4 million and the net issuance of finance contracts of $2.8 million was offset by the maturity of restricted marketable securities of $1.8 million and proceeds from the sale of discontinued operations of $7.8 million.

Net cash used in investing activities for the nine months ended September 30, 2002 was $45.7 million, as capital expenditures of $38.1 million and dealership acquisitions of $14.6 million were offset by the maturity of restricted marketable securities of $1.8 million, proceeds from the sale of discontinued operations of $4.8 million and proceeds from the sale of fixed assets of $1.4 million.

         Financing Activities-

Net cash provided by financing activities for the nine months ended September 30, 2003 was $57.2 million, as proceeds from borrowings of $100.7 million offset debt repayments of $32.3 million, distributions to members in the first quarter of $3.0 million (our final limited liability company distribution to our members) and the repurchase of treasury stock of $8.4 million.

Net cash used in financing activities for the nine months ended September 30, 2002 was $33.1 million as proceeds from our initial public offering of $65.4 million and the net proceeds from borrowings of $264.8 million (mainly the issuance of the Senior Subordinated Notes), were offset by repayments of debt of $352.4 million (as we were required under our Committed Credit Facility to use the majority of IPO proceeds and all subordinated debt proceeds to repay existing debt), and distributions to members of $11.7 million.

Capital Expenditures

Capital spending other than for acquisitions, net of proceeds from and advances associated with sale/leaseback transactions, is expected to total approximately $44 million for the year ending December 31, 2003 and will be primarily related to operational improvements and manufacturer-required spending to upgrade existing dealership facilities.

Stock Repurchase

Pursuant to our Senior Subordinated Note indenture, we are permitted to repurchase shares subject to the following restrictions: (i) up to $15 million under a "Restricted Payments" building basket, plus (ii) up to $2 million per fiscal year under our "Stock Repurchase" basket. The Restricted Payments building basket equals the greater of $15 million, or 50% of the consolidated net income beginning April 1, 2002 (less the cumulative amount of any Restricted Payments since the Senior Subordinated Notes' inception). During 2002, we repurchased 772,824 shares of our common stock for a purchase price of $6.6 million. During the nine months ended September 30, 2003, we repurchased an additional 817,189 shares for an aggregate purchase price of $8.4 million.

Reconciliation of "Non-GAAP" Financial Information

For analysis purposes, in Management's Discussion and Analysis we discuss pro forma net income from continuing operations and related earnings per share for the nine months ended September 30, 2002. The consolidated statement of income reconciles GAAP net income to tax affected pro forma net income by assuming that we were taxed as a "C" corporation for all twelve months of 2002 and excluding the one-time charge for our conversion from a limited liability company to a corporation. The following table assumes that all discontinued entities were sold prior to 2002 and all shares issued in our IPO were outstanding on January 1, 2002.

                                                               For the Nine
                                                               Months Ended
 (In thousands, except for per share data)                   September 30, 2002
                                                             ------------------

Tax affected pro forma net income ...............................   $38,551
Discontinued operations .........................................     4,286
                                                                    -------
Pro forma net income from continuing operations .................   $42,837
                                                                    =======
Pro forma earnings per share:
   Basic ........................................................   $  1.26
                                                                    =======
   Diluted ......................................................   $  1.26
                                                                    =======

Pro forma common shares and share equivalents:
   Weighted average shares outstanding-
      Basic .....................................................    32,813
      Adjustment for 4,500 shares offered March 14, 2002
         as if offered on January 1, 2002 .......................     1,187
                                                                    -------
      Pro forma basic shares ....................................    34,000
      Dilutive effect of common share equivalents (stock options)        21
                                                                    -------
      Pro forma diluted shares ..................................    34,021
                                                                    =======

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $277.2 million of variable rate long-term debt (including the current portion) outstanding at September 30, 2003, a 1% change in interest rates would result in a change of approximately $2.8 million to our annual other interest expense. Based on floor plan amounts outstanding at September 30, 2003, a 1% change in the interest rates would result in a $4.9 million change to annual floor plan interest expense.

We receive interest credit assistance from certain automobile manufacturers, which is reflected as a reduction in the cost of inventory on the balance sheet. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

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

                           Forward Looking Statements

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     10.1 Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group

     10.2 Severance Agreement with Executive Vice President and Chief Financial Officer J. Gordon Smith, dated September 29, 2003

     10.3 Indemnification Agreement with Executive Vice President and Chief Financial Officer J. Gordon Smith, dated September 29, 2003

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

     32.1     Certificate of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2     Certificate of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.   Reports on Form 8-K

     Report filed July 11, 2003, under Item 7, related to issuance of a press release announcing that the Company has reached a mutual agreement with Wal-Mart Stores, Inc. to end the pilot "Price 1" program.

     Report filed July 30, 2003, under Item 9, related to the issuance of a press release announcing that Michael Kane has been named President and CEO of the Company's Texas platform.

     Report dated July 31, 2003, filed under Item 9 and furnished under Item 12, related to issuance of a press release announcing the Company's earnings for the second quarter and six months ended June 30, 2003.

     Report filed September 17, 2003, under Item 5, related to issuance of a press release announcing that J. Gordon Smith has been named the new Chief Financial Officer.

     Report filed October 9, 2003, under Item 5, related to issuance of a press release announcing that the Company is hosting a live "Investor Day" video web cast on October 15, 2003.

     Report filed October 15, 2003, under Item 5, related to issuance of a press release announcing that it disclosed selected preliminary financial information for the quarter ended September 30, 2003, in conjunction with its live "Investor Day" video web cast.

     Report furnished October 30, 2003, under Item 12, related to issuance of a press release announcing the Company's earnings for the third quarter and nine months ended September 30, 2003.

     Report filed November 4, 2003, under Item 5, related to issuance of a press release announcing that a decision has been rendered in the private arbitration proceeding relating to amounts claimed by the estate of Brian
     E. Kendrick.


<

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Asbury Automotive Group, Inc.
                                 -----------------------------------------------
                                 (Registrant)




Date:  November 14, 2003          /s/ Kenneth B. Gilman
                                  ----------------------------------------------
                                  Kenneth B. Gilman
                                  Chief Executive Officer

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Asbury Automotive Group, Inc.
                              ------------------------------------------------
                              (Registrant)



Date:  November 14, 2003      /s/ J. Gordon Smith
                              ------------------------------------------------
                              J. Gordon Smith
                              Senior Vice President and Chief Financial Officer

                                Index to Exhibits




Exhibit
Number       Description


10.1 Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group

10.2 Severance Agreement with Executive Vice President and Chief Financial Officer J. Gordon Smith, dated September 29, 2003

10.3 Indemnification Agreement with Executive Vice President and Chief Financial Officer J. Gordon Smith, dated September 29, 2003

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