Form 10-K
period 2003-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2004-03-11
CIK 1144980

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-31262

ASBURY AUTOMOTIVE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0609375 (I.R.S. Employer Identification No.)
Three Landmark Square, Suite 500 Stamford, Connecticut 06901	622 Third Avenue, 37th Floor New York, New York 10017
(Current address of principal executive offices)	(Address of principal executive offices after April 5, 2004)

(203) 356-4400	(212) 885-2500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $.01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
9% Senior Subordinated Notes due 2012

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Based on the closing price of the registrant's common stock as of June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was $88,871,982.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of March 5, 2004, was 32,434,904 (net of 1,590,013 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

        Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III, Items 10 through 14 of this Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.

2003 FORM 10-K ANNUAL REPORT

PART I

Forward Looking Information

        This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and pending acquisitions, projections regarding our financial position, results of operations, market position, product development and business strategy. These statements are based on management's current expectations and involve significant risks and uncertainties that may cause results to differ materially from those set forth in the statements. These risks and uncertainties include, among other things:

  •
  market factors,

  •
  our relationships with vehicle manufacturers and other suppliers,

  •
  risks associated with our substantial indebtedness,

  •
  risks related to pending and potential future acquisitions, and

  •
  general economic conditions both nationally and locally and governmental regulations and legislation.

        There can be no guarantees our plans for future operations will be successfully implemented or that they will prove to be commercially successful. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

        The factors set forth below under "Item 1. Business-Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

Industry Data

        This Annual Report on Form 10-K includes statistical data regarding the automotive retailing industry. Unless otherwise indicated such data is taken or derived from the information published by:

  •
  The Industry Analysis Division of the National Automobile Dealers Association, also known as "NADA," Data 2003,

  •
  Automotive News 2003 Market Data Book,

  •
  CNW Marketing/Research,

  •
  Sales & Marketing Management 2002 Survey of Buying Power and Media Markets,

  •
  Bureau of Economic Analysis,

  •
  J.D. Power, and

  •
  Wards Automotive.

        Although we believe these industry sources are reliable, we have not independently researched or verified this information. Accordingly, readers should not place undue reliance on this information.

Item 1. Business

Overview

        We are one of the largest automotive retailers in the United States, operating 140 franchises at 97 dealership locations as of December 31, 2003. We offer our customers an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts and warranty, insurance and extended service contracts. Our revenues for the year ended December 31, 2003 were $4.8 billion.

        Our retail network is organized into nine regional dealership groups, or "platforms", which are groups of dealerships operating under a distinct local brand name in 20 markets. In April 2003, we acquired Mercedes-Benz of Fresno, with the intention of building a additional platform in Northern California through additional "tuck-in" acquisitions. Including Fresno, we operate dealerships in 21 markets. Our franchises include a diverse portfolio of 35 American, European and Asian brands. For the year ended December 31, 2003, 67% of our new vehicle retail revenue was from either luxury or mid-line import brands. Our platforms are located in markets or clusters of markets that we believe represent attractive opportunities, generally due to the relatively low concentration of dealerships and high rates of population and income growth.

        The following is a detailed breakdown of our platforms as of December 31, 2003:

Platform-Regional Brand	Date of Initial Acquisition	Platform Markets	Franchises
Atlanta Nalley Automotive Group	September 1996	Atlanta	Acura, Audi, BMW, Chevrolet, Chrysler, Hino, Honda, Infiniti, Isuzu Truck, Jaguar, Jeep, Lexus(a), Navistar, Peterbilt, Volvo
St. Louis Plaza Motor Company	December 1997	St. Louis	Audi, BMW, Cadillac, Infiniti, Land Rover, Lexus, Mercedes-Benz, Porsche
Texas David McDavid Automotive Group	April 1998	Dallas/Fort Worth	Acura, Buick, GMC, Honda, Lincoln, Mercury, Pontiac
		Houston	Honda, Kia, Nissan
		Austin	Acura
Tampa Courtesy Dealership Group	September 1998	Tampa	Chrysler, GMC, Hyundai, Infiniti, Isuzu, Jeep, Kia, Lincoln, Mazda(a), Mercedes-Benz, Mercury, Mitsubishi(b), Nissan, Pontiac, Toyota
Jacksonville Coggin Automotive Company	October 1998	Jacksonville	Chevrolet, GMC(a), Honda(a), Kia, Nissan(a), Pontiac(a), Toyota
		Orlando	Buick, Chevrolet, Ford, GMC, Honda(a), Lincoln, Mercury, Pontiac
		Fort Pierce	BMW, Honda, Mercedes-Benz
Oregon Thomason Auto Group	December 1998	Portland	Ford(a), GMC, Honda, Hyundai(a), Nissan, Pontiac, Toyota

North Carolina Crown Automotive Company	December 1998	Greensboro	Acura, Audi, BMW, Cadillac, Chevrolet, Chrysler, Dodge, GMC, Honda, Mitsubishi, Nissan, Pontiac, Volvo
		Chapel Hill	Honda, Volvo
		Fayetteville	Dodge, Ford
		Charlotte	Honda
		Richmond, VA	Acura, BMW(a), Mini
		Charlottesville, VA	BMW, Porsche
		Greenville, SC	Chrysler, Jeep, Nissan
Arkansas North Point (previously known as McLarty Companies)	February 1999	Little Rock	BMW, Ford, Lincoln(a), Mazda, Mercury(a), Nissan, Toyota, Volkswagen, Volvo
		Texarkana, TX	Chrysler, Dodge, Ford
Mississippi Gray-Daniels	April 2000	Jackson	Buick, Cadillac, Chevrolet, Chrysler, Ford, GMC Truck, Hyundai(b), Jeep, Lincoln, Mazda(b), Mercury, Nissan(a), Pontiac, Toyota

(a)
This platform market has two of these franchises.

(b)
Pending divestiture as of December 31, 2003.

        Each platform originally operated as an independent business before being acquired and integrated into our operations, and each continues to enjoy high local brand name recognition and regional concentration.

        We compete in a large and highly fragmented industry comprised of approximately 21,700 franchised dealerships. The U.S. automotive retailing industry is estimated to have annual sales of approximately $1 trillion, with the 100 largest dealer groups generating less than 10% of total revenues and controlling less than 10% of all franchised dealerships. We believe that further consolidation is likely due to increased capital requirements of dealerships, the number of dealership owners approaching retirement age, the limited number of viable exit strategies for dealership owners and the desire of certain manufacturers to strengthen their brand identity through consolidation of their franchise dealerships. We also believe that an opportunity exists for dealership groups with significant equity capital and experience in identifying, acquiring and professionally managing dealerships, to acquire additional dealerships and we intend to continue to seek acquisitions, consistent with our business strategy.

        In addition to new and used vehicles, dealerships offer a wide range of other products and services, including repair and warranty work, replacement parts, extended warranty coverage and financing and insurance products. For the year ended December 31, 2003, our average dealership's revenue consisted of approximately 61% new vehicle sales, 25% used vehicle sales, 11% parts and services and 3% finance and insurance.

Company History

        Our predecessor company was formed in 1994 by then-current management and Ripplewood Investments L.L.C. In 1997, an investment fund affiliated with Freeman Spogli & Co. Inc. acquired a significant interest in us. These groups identified an opportunity to aggregate a number of the nation's top retail automotive dealers into one cohesive organization. We acquired eight of our platforms between 1996 and 1999, and combined them on April 30, 2000. Since the consolidation of the eight platforms as of April 30, 2000, a ninth platform, the Mississippi platform, was formed on July 2, 2001. In April 2003, we acquired a dealership in Northern California, with the intention of ultimately building a platform.

        Asbury Automotive Group, Inc. was incorporated on February 15, 2002. Immediately prior to the closing of the initial public offering ("IPO"), the members of Asbury Automotive Group, L.L.C. transferred their membership interests to us in exchange for shares of our common stock. On March 13, 2002, we effected an initial public offering of our common stock and on March 14, 2002, our common stock was listed on the New York Stock Exchange under the ticker symbol "ABG". The IPO closed on March 19, 2002.

Our Strengths

        We believe our competitive strengths are as follows:

  Diversified Revenue and Profit Streams

        Our operations provide a diversified revenue base that we believe mitigates the impact of fluctuating new car sales volumes. Used car sales and parts, service and collision repair sales, generate higher profit margins than new car sales and tend to fluctuate less with economic cycles. Our finance and insurance business, substantially all of which is commission based, has no associated costs of goods sold and represented 3% of our revenues and 18% of our gross profit during the year ended December 31, 2003.

  •
  New Vehicles.    Our franchises include a diverse portfolio of 35 American, European and Asian brands. We believe that our diverse brand, product and price mix enables us to reduce our exposure to specific product supply shortages and changing customer preferences. New vehicle sales were approximately 61% of our total revenues and 29% of total our gross profit for the year ended December 31, 2003.

  •
  Used Vehicles.    We sell used vehicles at virtually all our franchised dealerships. Retail sales of used vehicles, which generally have higher gross margins than new vehicles, making up approximately 25% of our total revenues and 14% of our total gross profit during the year ended December 31, 2003. We obtain used vehicles through customer trade-ins, auctions restricted to new vehicle dealers (offering off-lease, rental and fleet vehicles) and "open" auctions which offer repossessed vehicles and vehicles sold by other dealers. We sell the majority of our used vehicles to retail customers. We dispose of used vehicles that are not purchased by retail customers through sales to other dealers and at auctions.

  •
  Parts, Service and Collision Repair ("fixed operations").    We sell parts and provide maintenance and repair service at all our franchised dealerships. In addition, we have 23 free-standing collision repair centers in close proximity to dealerships in substantially all our platforms. Our dealerships and collision repair centers collectively operate approximately 2,230 service bays. Revenues from parts, service and collision repair centers were approximately 11% of our total revenues and 39% of our total gross profit for the year ended December 31, 2003. We believe that parts and service and collision repair revenues are more stable than vehicle sales. Industry-wide, parts and service revenues have consistently increased over the last 20 years. We believe that this is due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increased number of vehicles on the road.

  •
  Finance and Insurance ("F&I").    We arranged third-party customer financing on approximately 70% of the vehicles we sold for the year ended December 31, 2003. These transactions result in commissions being paid to us by the indirect lenders, including manufacturer-captive finance companies. In addition to finance commissions, these transactions create other highly profitable sales commission opportunities, including selling extended service contracts and various insurance-related products to the consumer. Our size and sales volume motivate vendors to provide these products to us at substantially reduced fees compared to industry norms which results in competitive advantages as well as acquisition synergies. Profits from finance and insurance generated approximately 3% of our total revenues and 18% of our total gross profit for the year ended December 31, 2003. We earn sales- based commissions on substantially all of these products while taking virtually no risk related to loan payments, insurance payments or investment performance, which are fully borne by third-parties. These commissions are subject to cancellation, in certain circumstances, if the customer cancels the contract.

  Highly Variable Cost Structure

        Our variable cost structure helps us manage expenses in a variety of economic environments, as the majority of our operating expenses consist of incentive-based compensation, vehicle carrying costs, advertising and other variable and controllable costs. For example, on average, approximately 70% of general manager compensation and virtually all salesperson compensation is variable, tied to profits and profit margins.

  Advantageous Brand Mix

        We classify our primary franchise sales lines into luxury, mid-line import, mid-line domestic and value. Our current brand mix includes a high proportion of luxury and mid-line import franchises to total franchises. Our franchise mix contains a higher proportion of what we believe to be the most desirable luxury and mid-line import brands than most other public automotive retailers. Luxury and mid-line imports together accounted for 67% of our new retail vehicle revenues for the year ended December 31, 2003 and comprise over half of our total franchises. Luxury and mid-line imports generate above average gross margins on sales, have greater customer loyalty and repeat purchases and utilize parts and service and maintenance services at the point of sale more frequently than mid-line domestic and value automobiles. Luxury and mid-line imports have also gained market share at the expense of mid-line domestics over time. We also believe that luxury vehicle sales are less susceptible to economic cycles than other types of vehicles.

        The following table reflects current franchises and the share of new retail vehicle revenue represented by each class of franchises:

Class/Franchise	Number of Franchises as of December 31, 2003	% of New Retail Vehicle Revenue for the Year Ended December 31, 2003
Luxury
BMW	8
Lincoln	6
Acura	5
Mercedes-Benz	4
Volvo	4
Audi	3
Cadillac	3
Infiniti	3
Lexus	3
Porsche	2
Jaguar	1
Land Rover	1

Total Luxury	43	31%
Mid-Line Import
Honda	12
Nissan	10
Toyota	5
Mazda (a)	4
Mitsubishi (a)	2
MINI	1
Volkswagen	1

Total Mid-Line Import	35	36%
Mid-Line Domestic
GMC	8
Pontiac	8
Ford	7
Chrysler	6
Mercury	6
Chevrolet	5
Jeep	4
Buick	3
Dodge	3

Total Mid-Line Domestic	50	26%
Value
Hyundai (a)	4
Kia	3
Isuzu	1

Total Value	8	2%

Heavy Trucks
Hino	1
Isuzu	1
Navistar	1
Peterbilt	1

Total Heavy Trucks	4	5%

TOTAL	140	100%

(a)
Includes one pending divestiture as of December 31, 2003.

  Regional Platforms With Strong Local Brands

        Each of our platforms was comprised of between 8 and 27 franchise locations at December 31, 2003, and for the year ended December 31, 2003, sold an average of approximately 17,600 retail vehicles and generated an average of approximately $531 million in revenues. Each of our platforms maintains a strong local brand that has been enhanced through local advertising over many years. We believe that our cultivation of strong local brands can be beneficial because consumers may prefer to interact with a locally recognized brand; placing our franchises in one region under a single brand allows us to generate significant advertising savings; and our platforms can retain customers even as they purchase and service different automobile brands. Furthermore, we believe that the majority of our dealerships are located in geographic areas with above average population growth and relatively low dealer concentration and favorable franchise laws.

  Experienced and incentivized management

  •
  Retail and Automotive Management Experience.    We have a management team with extensive experience and expertise in the retail and automotive sectors. Kenneth B. Gilman, our president and chief executive officer, served for 25 years at Limited Brands (formerly The Limited, Inc.) where his last assignment was as chief executive officer of Lane Bryant, a retailer of women's clothing and a subsidiary of Limited Brands. From 1993 to 2001, Mr. Gilman served as vice chairman and chief administrative officer of Limited Brands with responsibility for, among other things, finance, information technology, supply chain management and production. Robert D. Frank, our senior vice president of automotive operations, has spent most of his 35-year career working in all aspects of automotive operations, including serving as chief operating officer from 1993 to 1997 of the Larry H. Miller Group, an operator of more than 20 auto dealerships, and as vice president of Chrysler's Asian operations. In addition, the former platform owners of four of our nine platforms, each with greater than 25 years of experience in the automotive retailing industry, continue to manage their respective platforms.

  •
  Incentivization at Every Level.    We tie compensation to performance by relying upon an incentive-based pay system at both the platform and dealership levels. At the platform level all our senior management are compensated on an incentive-based pay system and the majority have a stake in our performance based upon their ownership of approximately 12.3% of our total equity as of December 31, 2003. We also create incentives at the dealership level. We compensate our general managers based on dealership profitability, and the compensation of department managers and salespeople is similarly based upon departmental profitability and individual performance, respectively.

Our Strategy

  Focus on Higher Margin Products and Services

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

  •
  Parts, Service and Collision Repair.    Each of our platforms offers parts, performs vehicle service work and operates collision repair centers, all of which provide important sources of recurring revenue with high gross profit margins. We intend to continue to grow this higher-margin business by adding new service bays, increasing capacity utilization of existing service bays and ensuring high levels of customer satisfaction within our parts, service and collision repair operations. In addition, given the increased sophistication of vehicles, our repair operations provide detailed expertise and state-of-the-art diagnostic equipment that we believe independent repair shops cannot adequately provide. Finally, warranty work cannot be completed by independent dealers, as this work must be done at a certified dealership.

  •
  Finance and Insurance.    We intend to continue to bolster our finance and insurance revenues by offering a broad range of conventional finance and lease alternatives to fund the purchase of new and used vehicles. In addition to offering these third-party financing products, we intend to expand our already broad offering of third-party products such as credit insurance, extended service contracts, maintenance programs and a host of other niche products to meet all of our customer needs on a "one stop" shopping basis. Moreover, continued in-depth sales training efforts and innovative computer technologies will serve as important tools in growing our finance and insurance profitability. We have increased platform finance and insurance per vehicle retailed ("PVR") from $673 for the year ended December 31, 2001, to $816 for the year ended December 31, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Information." We have successfully increased our platform finance and insurance PVR each year since our inception.

  Local Management of Dealership Operations and Centralized Administrative and Strategic Functions

        We believe that local management of dealership operations on a platform basis enables our retail network to provide market-specific responses to sales, customer service and inventory requirements. In addition, the use of a single trade name at each of our platforms provides a strong presence for marketing and advertising of the platform's products and services in each local market. Our administrative headquarters is located in Stamford, Connecticut. We expect to relocate to New York, New York in April 2004. The administrative office is responsible for the capital structure of the business and the expansion and operating strategy. The implementation of our operational strategy rests with each platform management team based on the policies and procedures set forth by the corporate office. Each of our platforms has a management structure that is intended to promote and reward entrepreneurial spirit and the achievement of team goals and are complemented by centralized technology and financial controls, as well as sharing best practices and market intelligence throughout the organization.

  Platform Management

        Each of our dealerships is managed by a general manager who has authority over day-to-day operations. Our platform management teams' thorough understanding of their local markets enables them to effectively run day-to-day operations, market to customers, recruit new employees and gauge acquisition opportunities in their local markets. The general manager of each dealership is supported by a management team consisting, in most cases, of a new vehicle sales manager, a used vehicle sales manager, a finance and insurance manager and parts and service managers. Each dealership is managed by a trained and experienced general manager who has primary responsibility for decisions relating to inventory purchasing, advertising, sales pricing and personnel.

        We employ professional management practices in all aspects of our operations, including information technology and employee training. In addition, the corporate headquarters coordinates a platform peer review process in which the platform managers address best practices, operational challenges and successes, and formulate goals for other platforms. On a rotating basis, each platform's operations are examined in detail by management from other platforms. Through this process, we identify areas for improvement and disseminate best practices company-wide. Our dealership operations are complemented by centralized technology and strategic and financial controls, as well as sharing of best practices and market intelligence throughout the organization. Corporate and platform management utilize computer-based management information systems to monitor each dealership's sales, profitability and inventory on a regular, detailed basis. We believe the application of professional management practices provides us with a competitive advantage over many independent dealerships.

  Continued Growth Through Targeted Acquisitions

        We intend to continue to grow through acquisitions. We will pursue tuck-in acquisitions to complement the related platform by increasing brand diversity, market coverage and products and services offered. We will seek to establish platforms in new markets through the purchase of multiple individual franchises or through the acquisition of large, profitable and well-managed dealership groups with leading market positions.

  •
  Tuck-In Acquisitions.    One of our goals is to become the market leader in every region in which we operate a platform. We plan to acquire additional dealerships in each of the markets in which we operate to increase our brand mix, products and services offered in that market. Tuck-in acquisitions are typically re-branded immediately and operate thereafter under the respective platform's strong local brand name. From January 1, 2001 through December 31, 2003, we have made 17 tuck-in acquisitions (representing 33 franchises) to add additional strength and brand diversity to our platforms. We believe that these acquisitions in the past and in the future will facilitate our regional operating efficiencies and cost savings. In addition, we have generally been able to improve the gross profit of tuck-in dealerships following an acquisition. We believe this is due to improvements in finance and insurance PVR, greater capacity utilization of service bays, improved management practices and enhanced unit sales volumes related to the strength of our local brand names.

  •
  Platform Acquisitions.    We will seek to establish platforms in new geographic markets through multiple purchases of individual franchises over time, or through acquisitions of large, profitable and well-managed dealership groups with leading market positions. We target metropolitan and high-growth suburban markets in which we are not currently present and platforms with superior operational and financial management personnel. We believe that the retention of existing high quality management who understand the local market enables acquired platforms to continue to operate efficiently, while allowing us to source future acquisitions more effectively and expand our operations without having to employ and train untested new personnel. We also believe retention of the local, established brand name is important to attracting a broad and loyal customer base. We believe we are well-positioned to pursue larger, established acquisition candidates as a result of our platform management retention strategies, the reputation of our existing platform managers as leaders in the automotive retailing industry, our size, our financial resources and our ability to offer our public equity as an acquisition currency.

  •
  Focus on Acquisitions Providing Geographic and Brand Diversity.    By focusing on geographic and brand diversity, we seek to manage economic risk and drive growth and profitability. By having a presence in all major brands and by avoiding concentration with one manufacturer, we are well positioned to reduce our exposure to specific product supply shortages and changing customer preferences. At the same time, we will seek to continue to increase the proportion of our dealerships that are in markets with favorable demographic characteristics or that are franchises of fast-growing, high-margin brands. In particular, we will focus on luxury dealerships (such as BMW, Lexus and Mercedes-Benz) and mid-line import dealerships (such as Honda, Toyota and Nissan).

Sales and Marketing

        New Vehicle Sales.    Our new vehicle retail sales include new vehicle sales, new vehicle retail lease transactions and other similar agreements, which are arranged by our individual dealerships. New vehicle leases, which are provided by third parties, generally have short terms, which cause customers to return to a dealership more frequently than in the case of purchased vehicles. In addition, leases provide us with a steady source of late-model, off-lease vehicles for our used vehicle inventory. Generally, leased vehicles remain under factory warranty for the term of the lease, allowing dealerships to provide repair service to the lessee throughout the lease term. Historically, less than 1% of our new vehicle sales revenue is derived from fleet sales.

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

        Used Vehicle Sales.    Used vehicle sales typically yield higher gross profit percentages than new vehicle sales. We intend to grow our used vehicle sales by maintaining high quality inventory across all price ranges, providing competitive prices and extended service contracts and continuing to enhance our marketing initiatives. Based on sharing of best practices, several of our platforms have a centralized used car function responsible for determining which vehicles to stock at each store.

        Profits from the sales of used vehicles are dependent primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and effectively manage inventory. New vehicle operations provide our used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which we believe are a good source of attractive used vehicle inventory. We supplement our used inventory with vehicles purchased primarily at auctions. The reconditioning of used vehicles also creates profitable service work for our fixed operations departments.

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

        Finance and Insurance.    We usually arrange for the financing of the lease or purchase of new and used vehicles for purchasers through third party vendors. We arranged non-recourse customer financing on approximately 70% of the vehicles we sold and leased for the year ended December 31, 2003. These transactions generate commission revenue from indirect lenders, including the manufacturer captive finance companies. In addition to finance commissions, each of these transactions creates other opportunities for more profitable sales, such as extended service contracts and various insurance-related products for the consumer. Our size and volume capabilities motivate vendors to provide these products at substantially reduced fees compared to the industry average which result in competitive advantages as well as acquisition synergies. Furthermore, many of the insurance products we sell result in additional underwriting profits and investment income yields based on portfolio performances.

        To date, we have entered into "preferred lender agreements" with 15 lenders. Under the terms of the preferred lender agreements, each lender has agreed to provide a marketing fee to us for each loan that our dealerships place with that lender above the standard commission.

        Advertising.    Our largest advertising medium is local newspapers, followed by radio, television, direct mail and the yellow pages. The retail automotive industry has traditionally used locally produced, largely non-professional materials, often developed under the direction of each dealership's general manager. Each of our platforms has created common marketing materials for their dealerships using professional advertising agencies. Our sales and marketing department helps oversee and share creative materials and general marketing best practices across platforms. Our total marketing expense was

$50.3 million for the year ended December 31, 2003, which translates into an average of $319 per retail vehicle sold.

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

Competition

        In new vehicle sales, our platforms compete primarily with other franchised dealerships in their regions. We do not have any cost advantage in purchasing new vehicles from the manufacturers. Instead, we rely on advertising and merchandising, sales expertise, service reputation, strong local trade names and location of our dealerships to sell new vehicles. In recent years, automobile dealers have also faced increased competition in the sale or lease of new vehicles from independent leasing companies, on-line purchasing services and warehouse clubs. Our used vehicle operations compete with other franchised dealers, independent used car dealers, automobile rental agencies and private parties for supply and resale of used vehicles. See "Risks Related to Competition-Substantial Competition in Automobile Sales May Adversely Affect our Profitability."

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

Dealer and Framework Agreements

        Each of our dealerships operates pursuant to a dealer agreement between the applicable manufacturer and the dealership. The typical automotive dealer agreement specifies the locations at which the dealer has the right and obligation to sell the manufacturer's automobiles and related parts and products and to perform certain approved services. The dealer agreement grants the dealer the non-exclusive right to use and display the manufacturer's trademarks, service marks and designs in the form and manner approved by the manufacturer.

        The allocation of new vehicles among dealerships is subject to the discretion of the manufacturer, and generally does not guarantee a dealership exclusivity within a given territory. Most dealer agreements impose requirements on every aspect of the dealer's operations including: the showrooms, the facilities and equipment for servicing vehicles, the maintenance of inventories of vehicles and parts, the maintenance of minimum net working capital, the achievement of certain sales targets, minimum customer service and satisfaction standards and the selection of dealer management and training of personnel. Compliance with these requirements is closely monitored by the manufacturer. In addition, many manufacturers require each dealership to submit monthly and annual financial statements.

        We are subject to additional provisions contained in supplemental agreements, framework agreements or dealer addenda, which we collectively refer to as "framework agreements". Framework agreements impose requirements similar to those discussed above, as well as company-wide performance criteria, limitations on changes in our ownership or management, limitations on the number of a particular manufacturer's franchises we may own, and conditions for consent to proposed acquisitions. Some framework agreements also attempt to limit the protections available under state dealer laws.

        Provisions for Termination or Non-Renewal of Dealer and Framework Agreements.    Certain dealer agreements expire after a specified period of time, ranging from one to five years, and we expect to renew expiring agreements for dealers we wish to continue in the ordinary course of business. Typical dealer agreements provide for termination or non-renewal by the manufacturer under certain circumstances, including insolvency or bankruptcy of the dealership, failure to adequately operate the dealership, failure to maintain any license, permit or authorization required for the conduct of business, or material breach of other provisions of the dealer agreement. Some of our dealer agreements and all of our framework agreements provide that the manufacturer may purchase our dealerships which sell the respective manufacturer's products for fair market value or terminate the agreement upon the occurrence of certain changes of control. Generally a manufacturer may exercise either of these rights if a person or entity acquires an equity interest or voting control of us above a specified level (ranging from 20% to 50% of our outstanding stock depending on the particular manufacturer's restriction) without the approval of the applicable manufacturer. This trigger can fall as low as 5% if the person or entity acquiring the equity interest or voting control is another automobile manufacturer, a convicted felon or a person or entity with a criminal conviction stemming from dealings in the automobile industry. One manufacturer may exercise these rights if any entity or individual obtains control of us and the manufacturer reasonably deems such control to be detrimental in any material respect to the manufacturer's interest. Some manufacturers also restrict changes in the membership of our board of directors. Our agreement with Toyota, in addition to imposing the restrictions previously discussed, provides that Toyota may require us to sell our Toyota franchises (including Lexus) if, without its consent, the majority owners of our equity prior to our initial public offering cease to control a majority of our voting stock or if Timothy C. Collins ceases to control us through his indirect control of Ripplewood Investments L.L.C. In January 2004, Toyota granted consent to a secondary offering of up to 11.5 million shares of our common stock by the owners of our equity prior to our initial public offering, provided that the percentage owned or controlled by these shareholders does not decline to less than 25%.

        Some of our dealer agreements and framework agreements also provide that other circumstances, unrelated to a change of control, will permit a manufacturer to exercise its right to purchase our dealerships. Such circumstances include our dealerships' failure to meet the manufacturer's capitalization or working capital requirements or operating guidelines, our failure to meet certain financial covenant ratios, the occurrence of any extraordinary corporate transaction (at the Asbury parent entity level or dealership operating entity level) without the manufacturer's prior consent, or a material breach of the framework agreement.

        In addition, we have agreements with Toyota which provide that in the event that our payment obligations under our Committed Credit Facility or our 9% Senior Subordinated Notes due 2012 are accelerated or demand for payment is made under our subsidiaries' guarantees of such obligations, Toyota will have the right to purchase our Toyota and Lexus dealerships for their fair market value. We also have an agreement with Ford that provides if any of the lenders under our Committed Credit Facility or Floor Plan Facilities accelerate those payment obligations, or if we are notified of any default under the Committed Credit Facility, then Ford may exercise its right to acquire our Ford, Lincoln and Mercury dealerships for their fair market value.

        If we fail to obtain renewals of one or more of our dealer agreements on favorable terms, if substantial franchises are terminated, or if certain manufacturers' rights under their agreements with us are triggered, our operations may be adversely affected.

        Manufacturers' Limitations on Acquisitions.    We are required to maintain certain performance standards and obtain the consent of the applicable manufacturer before we can acquire any additional dealership franchises. A majority of our manufacturers impose limits on the number of dealerships we are permitted to own at the metropolitan, regional and national levels, and we anticipate that other manufacturers may impose similar restrictions on us in the future. These limits vary according to the agreements we have with each of the manufacturers but are generally based on fixed numerical limits or on a fixed percentage of the aggregate sales of the manufacturer. Our current franchise mix has caused us to reach the present franchise ceiling, set by agreement or corporate policy, with Acura, and we are close to our franchise ceiling with Toyota, Lexus and Jaguar. While we have not reached a numerical limit with Ford, we have a dispute over whether our performance should limit additional acquisitions at this time. We have an action plan agreement with Honda pursuant to which we can make acquisitions provided we are meeting performance standards and limits the number of acquisitions per specified time frames. Unless we negotiate favorable terms with or receive the consent of the manufacturers, we may be prevented from making further acquisitions upon reaching the limits or if we fail to maintain performance standards provided for in the framework agreements.

        State Dealer Laws.    We operate in states that have state dealer laws limiting manufacturers' ability to terminate dealer agreements. However, some framework agreements attempt to limit the protection of state dealer laws. We are basing the following discussion of state dealer laws on our understanding of these laws, and we cannot provide any assurance that our understanding of these laws is accurate. State dealer laws generally provide that it is a violation for manufacturers to terminate or refuse to renew dealer agreements unless they provide written notice to the dealers setting forth good cause and stating the grounds for termination or nonrenewal. State dealer laws typically require 60 to 90 days advance notice to dealers prior to termination or nonrenewal of a dealer agreement. Some state dealer laws allow dealers to file protests or petitions within the notice period and allow dealers an opportunity to comply with the manufacturers' criteria. These statutes also provide that manufacturers are prohibited from unreasonably withholding approval for a proposed change in ownership of the dealership. Acceptable grounds for disapproval include material reasons relating to the character, financial ability or business experience of the proposed transferee and may also include current performance of the proposed transferee in operating other dealerships of the same manufacturer. See "Risk Factors-Risks Related to Our Dependence On Vehicle Manufacturers-If state dealer laws are repealed or weakened or superceded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements."

Governmental Regulations

        We are subject to extensive federal, state and local regulations governing our marketing, advertising, selling, leasing, financing and servicing of motor vehicles and related products. Our nine platforms also are subject to state laws and regulations generally relating to business corporations.

        Under various state laws, each of our dealerships must obtain a license in order to establish, operate or relocate a dealership or provide certain automotive repair services. These laws also regulate conduct of our businesses, including advertising and sales practices. Other states into which we may expand our operations in the future are likely to have similar requirements.

        The sales of financing products to our customers are subject to federal, state and local laws and regulations regarding truth-in-lending, deceptive and unfair trade practices, leasing, equal credit opportunity, motor vehicle finance, installment sales, insurance and usury. Some states regulate finance fees and other charges that may be charged in connection with vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of necessary licenses, injunctive relief, assessment of criminal and civil fines and penalties, and in certain instances, create a private cause of action for individuals. We believe that we comply substantially with all laws and regulations affecting our business and do not have any material liabilities under such laws and regulations and that compliance with all such laws and regulations will not, individually or in the aggregate, have a material adverse effect on our capital expenditures, earnings or competitive position. See "Risk Factors-Other Risks Related to Our Business-Governmental regulations and environmental regulation compliance costs may adversely affect our profitability."

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

        We are also subject to laws and regulations governing remediation of contamination at or from our facilities or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on those that are considered to have contributed to the release of a "hazardous substance". Responsible parties include the owner or operator of the site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at such sites. These responsible parties may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Currently, we are not subject to any material Superfund liabilities.

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

        Environmental laws and regulations are very complex and it has become difficult for businesses that routinely handle hazardous and non-hazardous wastes to achieve and maintain full compliance with all applicable environmental laws. From time to time we experience incidents and encounter conditions that will not be in compliance with environmental laws and regulations. However, none of our dealerships has been subject to any material environmental liabilities in the past, nor do we know of any fact or condition that would result in any material environmental liabilities being incurred in the future. Nevertheless, environmental laws and regulations and their interpretation and enforcement are changed frequently and we believe that the trend of more expansive and stricter environmental legislation and regulations is likely to continue. Hence, there can be no assurance that compliance with environmental laws or regulations or the future discovery of unknown environmental conditions will not require additional expenditures by us, or that such expenditures would not be material. See "Risk Factors-Other Risks Related to Our Business-Governmental regulations and environmental regulation compliance costs may adversely affect our profitability."

Employees

        As of December 31, 2003, we employed 7,965 persons. We believe our relationship with our employees is favorable. Currently, certain employees of one of our dealerships are represented by a labor union. In the future, we may acquire additional businesses that have unionized employees. Certain of our facilities are located in areas of high union concentration, and such facilities are susceptible to union-organizing activity. In addition, because of our dependence on vehicle manufacturers, we may be affected adversely by labor strikes, work slowdowns and walkouts at vehicle manufacturers' production facilities and transportation modes.

Insurance

        Because of their vehicle inventory and nature of business, automobile retail dealerships generally require significant levels of insurance covering a broad variety of risks. Our insurance program includes multiple umbrella policies with a total per occurrence and aggregate limit of $100.0 million. We also have directors and officers insurance, real property insurance, comprehensive coverage for our vehicle inventory, garage liability and general liability insurance, employee dishonesty insurance and errors and omissions insurance.

Risk Factors

        In addition to the other information in this Form 10-K, you should consider carefully the following risk factors in evaluating our business.

RISK FACTORS RELATED TO OUR DEPENDENCE ON VEHICLE MANUFACTURERS

IF WE FAIL TO OBTAIN RENEWALS OF ONE OR MORE OF OUR DEALER AGREEMENTS ON FAVORABLE TERMS, IF SUBSTANTIAL FRANCHISES ARE TERMINATED, OR IF

CERTAIN MANUFACTURERS' RIGHTS UNDER THEIR AGREEMENTS WITH US ARE TRIGGERED, OUR OPERATIONS MAY BE ADVERSELY AFFECTED.

        Each of our dealerships operates under the terms of a dealer agreement with the manufacturer (or manufacturer-authorized distributor) of each vehicle brand it carries. Our dealerships may obtain new vehicles from manufacturers, sell new vehicles and display vehicle manufacturers' trademarks only to the extent permitted under dealer agreements. As a result of our dependence on these franchise rights, manufacturers exercise a great deal of control over our day-to-day operations and the terms of our dealer agreements govern key aspects of our operations, acquisition strategy and capital spending.

        Each of our dealer agreements provides the manufacturer with the right to terminate the agreement or refuse to renew it after the expiration of the term of the agreement under specified circumstances. We cannot assure you we will be able to renew any of our existing dealer agreements or that we will be able to obtain renewals on favorable terms. Specifically, many of our dealer agreements provide that the manufacturer may terminate the agreement or direct us to divest the subject dealership if the dealership undergoes a change of control. Some of our dealer agreements also provide the manufacturer with the right of first refusal to purchase from us any franchise we seek to sell. Provisions such as these may provide manufacturers with superior bargaining positions in the event that they seek to terminate our dealer agreements or renegotiate the agreements on terms that are disadvantageous to us. Our results of operations may be materially and adversely affected to the extent that our franchise rights become compromised or our operations restricted due to the terms of our dealer agreements or if we lose substantial franchises.

        In addition, we have agreements with Toyota which provide that in the event that our payment obligations under our Committed Credit Facility or our 9% Senior Subordinated Notes due 2012 are accelerated or demand for payment is made under our subsidiaries' guarantees of the Committed Credit Facility or our 9% Senior Subordinated Notes due 2012, Toyota will have the right to purchase our Toyota and Lexus dealerships for cash at their fair market value, unless the acceleration or demand is waived within a cure period of no less than 30 days after Toyota's exercise of its right to purchase. If fair market value cannot be agreed by the parties, it will be determined by an independent nationally recognized and experienced appraiser. We also have an agreement with Ford that provides if any of the lenders of our Committed Credit Facility or floor plan facilities accelerate those payment obligations, or if we are notified of any default under our Committed Credit Facility, then Ford may exercise its right to acquire our Ford, Lincoln and Mercury dealerships for their fair market value.

MANUFACTURERS' STOCK OWNERSHIP RESTRICTIONS LIMIT OUR ABILITY TO ISSUE ADDITIONAL EQUITY, WHICH MAY HAMPER OUR ABILITY TO MEET OUR FINANCING NEEDS OR CARRY OUT OUR ACQUISITION STRATEGY.

        Some of our automobile dealer agreements prohibit transfers of any ownership interests of a dealership or, in some cases, its parent. Our agreements with several manufacturers provide that, under certain circumstances, we may lose the franchise if a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer's restrictions) or if a person or entity acquires the right to vote 20% or more of our common stock without the approval of the applicable manufacturer. This trigger level can fall to as low as 5% if another vehicle manufacturer or a person with a criminal record is the entity acquiring the ownership interest or voting rights. One manufacturer, Toyota, in addition to imposing the restrictions previously mentioned, provides that we may be required to sell our Toyota franchises (including Lexus) if without its consent the owners of our equity prior to our initial public offering cease to control a majority of our voting stock or if Timothy C. Collins ceases to indirectly control us. In January 2004, Toyota granted consent to a secondary offering of up to 11.5 million shares of our common stock by the owners of our equity prior to our initial public offering, provided that the percentage owned or controlled by these shareholders does not decline to less than 25%.

        Violations by our shareholders of these ownership restrictions are generally outside of our control and may result in the termination or non-renewal of one or more franchises, which may have a material adverse effect on us. These restrictions may also prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock.

MANUFACTURERS' RESTRICTIONS ON ACQUISITIONS AND FINANCING ACTIVITIES MAY LIMIT OUR FUTURE GROWTH.

        We are required to maintain certain performance standards and to obtain the consent of the applicable manufacturer before we can acquire any additional dealerships. We cannot assure you that manufacturers will consent to future acquisitions, which may deter us from being able to take advantage of a market opportunity. Obtaining manufacturer consents for acquisitions may also take a significant amount of time, which may negatively affect our ability to acquire an attractive target. Moreover, delays in obtaining manufacturer consents may impact our ability to issue additional equity in the time necessary to take advantage of a market opportunity dependent on ready financing or an equity issuance. In addition, under an applicable dealers agreement, a manufacturer usually has a right of first refusal to acquire a dealership that we seek to acquire.

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

        Certain of our agreements with manufacturers impose capital requirements on individual subsidiaries and restrict our ability to apply dealership earnings or assets to our consolidated indebtedness and operations, which could impede or complicate financing transactions.

        Manufacturers may direct us to apply our resources to capital projects that we may not otherwise have chosen to do and may direct us to implement costly capital improvements to dealership facilities as a condition to renewing our dealer agreements with them or for their consent to a proposed acquisition. These factors, either alone or in combination, could cause us to divert our financial resources to capital projects from uses that management believes may be of higher long-term value to us.

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

        For the year ended December 31, 2003, brands representing 5% or more of our revenues from new vehicle retail sales were as follows:

Brand	% of Total New Vehicle Retail Sales
Honda	18%
Ford	11%
Toyota	9%
Nissan	8%
Lexus	6%
Mercedes-Benz	6%
BMW	5%
Acura	5%

        No other brand accounted for more than 5% of our total new vehicle retail sales revenue for the year ended December 31, 2003.

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

IF AUTOMOBILE MANUFACTURERS DISCONTINUE INCENTIVE PROGRAMS, OUR SALES VOLUMES MAY BE MATERIALLY AND ADVERSELY AFFECTED.

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

IF STATE DEALER LAWS ARE REPEALED, WEAKENED OR SUPERSEDED BY OUR FRAMEWORK AGREEMENTS WITH MANUFACTURERS, OUR DEALERSHIPS WILL BE MORE SUSCEPTIBLE TO TERMINATION, NON-RENEWAL OR RENEGOTIATION OF THEIR DEALER AGREEMENTS.

        State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or nonrenewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer's criteria within the notice period to avoid the termination or nonrenewal. Though unsuccessful to date, manufacturers' lobbying efforts may lead to the repeal or revision of state dealer laws. We have framework agreements with a majority of our manufacturers. Among other provisions, these agreements attempt to limit the protections available to dealers under state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their dealer agreements upon expiration. In addition, these laws restrict the ability of automobile manufacturers to directly enter the retail market in the future. If manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on us. See "Business-Dealer and Framework Agreements."

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

        The automobile retailing industry is considered a mature industry in which relatively slow growth is expected in industry unit sales. Accordingly, our future growth depends in large part on our ability to acquire additional dealerships, manage expansion, control costs in our operations and consolidate acquired dealerships into our organization. In pursuing our strategy of acquiring other dealerships, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

  •
  failing to close announced transactions under contract or failing to enter into contracts for transactions under letters of intent;

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

  •
  incorrectly valuing acquired entities.

        We may not adequately anticipate all the demands that our growth will impose on our personnel, procedures and structures, including our financial and reporting control systems, data processing systems and management structure. Moreover, our failure to retain qualified management personnel at any acquired dealership may increase the risk associated with integrating the acquired dealership. If we cannot adequately anticipate and respond to these demands, we may fail to realize acquisition synergies and our resources will be focused on incorporating new operations into our structure rather than on areas that may be more profitable. Moreover, manufacturer consent is required before we can acquire additional dealerships and, in some cases, to issue additional equity. If we incorrectly value acquisition targets or fail to successfully integrate acquired businesses we may be required to take write downs of the goodwill attributed to the acquired businesses, which could be significant. See "—Risk Factors Related to our Dependence on Vehicle Manufacturers—Manufacturers' Restrictions on Acquisitions May Limit our Future Growth."

WE MAY BE UNABLE TO CAPITALIZE ON ACQUISITION OPPORTUNITIES BECAUSE OF FINANCING CONSTRAINTS.

        We have substantial indebtedness and, as a result, significant debt service obligations. Our substantial indebtedness could limit the future availability of debt financing to fund acquisitions. We intend to finance our platform acquisitions in part by issuing shares of common stock. The extent to which we will be able or willing to issue common stock for acquisitions will depend on the market value of our common stock from time to time and the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses. See "—Risk Factors Related to our Dependence on Vehicle Manufacturers—Manufacturers' Stock Ownership Restrictions Limit our Ability to Issue Additional Equity, Which May Hamper our Ability to Meet our Financing Needs or Carry out our Acquisition Strategy."

        We cannot assure you that we will be able to obtain additional financing in the future by issuing stock or additional debt securities, and using cash to complete acquisitions may substantially limit our operating or financial flexibility or our ability to meet our debt service obligations. If we are unable to obtain financing on acceptable terms, we may be required to reduce the scope of our presently anticipated expansion, which may materially and adversely affect our growth strategy.

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

RISKS RELATED TO COMPETITION

THE LOSS OF KEY PERSONNEL AND LIMITED MANAGEMENT AND PERSONNEL RESOURCES MAY ADVERSELY AFFECT OUR OPERATIONS AND GROWTH.

        Our success depends to a significant degree upon the continued contributions of our management team, particularly our senior management and service and sales personnel. Additionally, manufacturer dealer agreements may require the prior approval of the applicable manufacturer before any change is made in dealership general managers. We do not have employment agreements with most of our dealership managers and other key dealership personnel. Consequently, the loss of the services of one or more of these key employees may materially impair the efficiency and productivity of our operations.

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

  •
  service center chain stores; and

  •
  independent service and repair shops.

        We do not have any cost advantage in purchasing new vehicles from manufacturers. We typically rely on advertising, merchandising, sales expertise, service reputation and dealership location to sell new and used vehicles. Our dealer agreements do not grant us the exclusive right to sell a manufacturer's product within a given geographic area. Our revenues or profitability may be materially and adversely affected if competing dealerships expand their market share or are awarded additional franchises by manufacturers that supply our dealerships.

RISKS RELATED TO THE AUTOMOTIVE INDUSTRY

OUR BUSINESS WILL BE HARMED IF OVERALL CONSUMER DEMAND SUFFERS FROM A SEVERE OR SUSTAINED DOWNTURN IN CONSUMER SPENDING.

        Our business is heavily dependent on consumer demand and preferences. Our revenues will be materially and adversely affected if there is a severe or sustained downturn in overall levels of consumer spending. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Future recessions may have a material adverse effect on our retail business, particularly sales of new and used automobiles. Our sales of trucks and bulk sales of vehicles to corporate customers are also cyclical and dependent on overall levels of economic activity. In addition, severe or sustained increases in gasoline prices may lead to a reduction in automobile purchases or a shift in buying patterns from luxury/SUV models (which typically provide higher profit margins to retailers) to smaller, more economical vehicles (which typically have lower margins).

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE CONDITIONS IN OUR LOCAL MARKETS, EVEN IF THOSE CONDITIONS ARE NOT PROMINENT NATIONALLY.

        Our performance is also subject to local economic, competitive and other conditions prevailing in our platforms' particular geographic areas. Our dealerships currently are located in the Atlanta, Austin, Chapel Hill, Charlotte, Charlottesville, Dallas-Fort Worth, Fayetteville, Fort Pierce, Fresno, Greensboro, Greenville, Houston, Jackson, Jacksonville, Little Rock, Orlando, Portland, Richmond, St. Louis, Tampa and Texarkana markets. Although we intend to pursue acquisitions outside of these markets, our current operations are based in these areas. As a consequence, our results of operations depend substantially on general economic conditions and consumer spending levels in the Southeast and Texas, and to a lesser extent in the Northwest and Midwest.

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

OTHER RISKS RELATED TO OUR BUSINESS

OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS AND ADVERSELY IMPACT OUR COMPLIANCE WITH COMMITTED CREDIT FACILITY AND OTHER DEBT COVENANTS.

        We are highly leveraged and have significant debt service obligations. As of December 31, 2003, we had total debt of $592.4 million, excluding floor plan notes payable. In addition, we and our subsidiaries may incur additional debt from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions contained in our Committed Credit Facility and the indentures governing our 9% Senior Subordinated Notes due 2012 and our 8% Senior Subordinated Notes due 2014. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.

        In addition, the operating and financial restrictions and covenants in our debt instruments, including the Committed Credit Facility, our 9% Senior Subordinated Notes due 2012 indenture and our 8% Senior Subordinated Notes due 2014 indenture, may adversely affect our ability to finance our future operations or capital needs or to pursue certain business activities. In particular, our Committed Credit Facility requires us to maintain certain financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. A breach of any of the covenants in our debt instruments or our inability to comply with the required financial ratios could result in an event of default, which, if not cured or waived, could have a material adverse effect on us. In the event of any default under the Committed Credit Facility, the lenders thereunder, or the "Lenders", could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, to require us to apply all of our available cash to repay these borrowings or to prevent us from making debt service payments on our 9% Senior Subordinated Notes due 2012 and our 8% Senior Subordinated Notes due 2014, any of which would be an event of default under the 9% Senior Subordinated Notes due 2012 indenture and the 8% Senior Subordinated Notes due 2014 indenture. Our substantial debt service obligations could increase our vulnerability to adverse economic or industry conditions.

        The terms of our Committed Credit Facility require us on an ongoing basis to meet certain financial ratios, including a fixed charge coverage ratio of no less than 1.2 to 1. During January 2003, we reported to the Lenders that we did not meet our fixed charge coverage ratio requirement as of December 31, 2002. The Lenders subsequently agreed to waive this fixed charge coverage ratio default by letter dated February 2, 2003. While we were out of compliance with the covenant, we were unable to access the facility for new borrowings and were assessed interest at a higher default rate. As of March 31, 2003, we reported to the Lenders that we were in compliance with our fixed charge coverage ratio requirement. As of December 31, 2003, the fixed charge coverage ratio was approximately 1.5 to 1.

        See "—Risks Related to the Automotive Industry—Our Capital Costs and Our Results of Operations may be Materially and Adversely Affected by a Rising Interest Rate Environment" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

RESTRICTIONS IMPOSED BY OUR COMMITTED CREDIT FACILITY AND THE INDENTURES GOVERNING OUR 9% SENIOR SUBORDINATED NOTES DUE 2012 AND OUR 8% SENIOR SUBORDINATED NOTES DUE 2014 LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND TO PURSUE BUSINESS OPPORTUNITIES.

        The operating and financial restrictions and covenants in our debt instruments, including our Committed Credit Facility, our 9% Senior Subordinated Notes due 2012 and our 8% Senior Subordinated Notes due 2014, may adversely affect our ability to finance our future operations or capital needs or to pursue certain business activities. In particular, our Committed Credit Facility and the indentures governing our 9% Senior Subordinated Notes due 2012 and our 8% Senior Subordinated Notes due 2014 require us to maintain certain financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our Committed Credit Facility. In the event of any default under our Committed Credit Facility, the Lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, to require us to apply all of our available cash to repay these borrowings or to prevent us from making debt service payments on our 9% Senior Subordinated Notes due 2012 and our 8% Senior Subordinated Notes due 2014, any of which would be an event of default under the indentures governing our 9% Senior Subordinated Notes due 2012 and our 8% Senior Subordinated Notes due 2014.

OUR CAPITAL COSTS AND OUR RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY AFFECTED BY A RISING INTEREST RATE ENVIRONMENT.

        We finance our purchases of new and, to a lesser extent, used vehicle inventory using floor plan credit facilities under which we are charged interest at floating rates. In addition, we obtain capital for general corporate purposes, dealership acquisitions and real estate purchases and improvements under predominantly floating interest rate credit facilities. Therefore, excluding the potential mitigating effects from interest rate hedging techniques, our interest expenses will rise with increases in interest rates. Rising interest rates are generally associated with increasing macro economic business activity, and improvements in gross domestic product. However, rising interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. Given our debt composition as of December 31, 2003, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by $8.9 million.

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

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL REGULATION COMPLIANCE COSTS MAY ADVERSELY AFFECT OUR PROFITABILITY.

        We are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection and privacy laws and environmental requirements governing, among other things, discharges into the air and water, aboveground and underground storage of petroleum substances and chemicals, handling and disposal of wastes and remediation of contamination arising from spills and releases. If we or our properties violate these laws and regulations, we may be subject to civil and criminal penalties, or a cease and desist order may be issued against our operations that are not in compliance. Our future acquisitions may also be subject to governmental regulation, including antitrust reviews. Future laws and regulations relating to our business may be more stringent than current laws and regulations and require us to incur significant additional costs.

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

OUR BUSINESS AND FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED BY CLAIMS ALLEGING VIOLATIONS OF LAWS AND REGULATIONS IN OUR ADVERTISING, SALES, AND FINANCE AND INSURANCE ACTIVITIES.

        Our business is highly regulated. In the past several years, private plaintiffs and state attorney generals have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. The conduct of our business is subject to numerous federal, state and local laws and regulations regarding unfair, deceptive and/or fraudulent trade practices (including advertising, marketing, sales, insurance, repair and promotion practices), truth-in-lending, consumer leasing, fair credit practices, equal credit opportunity, privacy, insurance, motor vehicle finance, installment finance, closed-end credit, usury and other installment sales. Vehicle lessors could be subject to claims of negligent leasing in connection with their lessees' vehicle operation. We could be susceptible to such claims or related actions if we fail to operate our business in accordance with practices designed to avert such liability. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.

Available Information

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our Internet site at http://www.asburyauto.com, on the same day that the information is filed with the Securities and Exchange Commission.

Item 2. Properties

        We have 140 franchises situated in 97 dealership locations throughout eleven states. We lease 62 of these locations and own the remainder. We have five locations in Mississippi and three locations in North Carolina where we lease the land but own the building facilities. These locations are included in the leased column of the table below. In addition, we operate 23 collision repair centers. We lease 14 of these collision repair centers and own the remainder.

				Collision Repair Centers
	Dealerships
Platform
	Owned	Leased		Owned	Leased
Arkansas	1	5		1	1
Atlanta	2	10	(a)	2	2
Fresno	–	1		–	–
Jacksonville	14	3		4	1
Mississippi	–	7	(b)	–	1
North Carolina	14	7		1	2
Oregon	–	8		–	–
St. Louis	4	1		1	–
Tampa	–	12		–	2
Texas	–	8		–	5

Total	35	62		9	14

(a)
One of our dealerships in Atlanta that leases a new vehicle facility operates a separate used vehicle facility that is owned.

(b)
Includes one pending divestiture as of December 31, 2003.

        We lease our corporate headquarters, which is located at 3 Landmark Square, Stamford, Connecticut. In addition, we have entered into a lease for space located at 622 Third Avenue, 37th Floor, New York, New York, with the intention of relocating our corporate office in April 2004.

Item 3. Legal Proceedings

        From time to time, we and our nine platforms are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of our business. Currently, other than the proceedings described below, no legal proceedings are pending against us or the nine platforms that, in management's opinion, if adversely determined, would be expected to have a material effect on our business, financial condition, results of operations or financial statement disclosures.

        We are currently involved in a breach of contract action in Arkansas that commenced on or about February 24, 2004 relating to amounts allegedly due the parties from whom Asbury purchased assets related to the pilot "Price 1" program. Asbury discontinued this program in the third quarter of 2003. Patric Brosh, Mark Lunsford, Mel Anderson and their companies, NCAS, L.L.C. and New Century Auto Sales Corporation, seek damages in excess of $23.0 million for purported breach of their Purchase Agreement and Employment Agreements due to discontinuation of the pilot Price 1 program. We believe that any claim for amounts in excess of those already paid under those agreements is meritless pursuant to the specific terms of the agreements and we are vigorously defending our position in this action.

        On November 4, 2003, a decision was rendered in the private arbitration proceeding relating to amounts claimed by the estate of Brian E. Kendrick. Mr. Kendrick, our former Chief Executive Officer, died in October 2001. The arbitration panel unanimously concluded that we had fully satisfied our obligations under Mr. Kendrick's employment agreement when we tendered the 2001 bonus payment of approximately $0.5 million and 17,876 shares of stock in early 2002, and no further amounts were due to Mr. Kendrick's estate. Mr. Kendrick's estate had sought damages in excess of $30.0 million in connection with alleged oral agreements and oral amendments to Mr. Kendrick's written employment agreement.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is traded on the New York Stock Exchange under the symbol "ABG". The following table shows the high and low closing sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal Year Ended December 31, 2002
First Quarter (from March 13, 2002)	$16.80	$15.25
Second Quarter	22.25	12.80
Third Quarter	13.48	8.71
Fourth Quarter	9.60	7.30
Fiscal Year Ended December 31, 2003
First Quarter	9.45	5.95
Second Quarter	13.70	7.25
Third Quarter	18.20	13.09
Fourth Quarter	18.99	15.20

        On March 5, 2004, the last reported sale price of our common stock on the New York Stock Exchange was $17.50 per share, and there were approximately 74 record holders of our common stock.

        We intend to retain all our earnings to finance the growth and development of our business, including future acquisitions. Our Committed Credit Facility prohibits us from declaring or paying cash dividends or other distributions to our stockholders. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on the then applicable contractual restrictions on us contained in our financing credit facilities and other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors.

Item 6. Selected Financial Data

	For the Years Ended December 31,
Income Statement Data:	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Revenues:
New vehicle	$2,909,641	$2,644,798	$2,480,202	$2,326,538	$1,750,355
Used vehicle	1,183,901	1,158,144	1,102,921	1,000,182	731,601
Parts, service and collision repair	551,498	497,164	465,487	413,687	320,529
Finance and insurance, net	131,465	115,159	102,179	84,667	58,692

Total revenues	4,776,505	4,415,265	4,150,789	3,825,074	2,861,177
Cost of sales	4,036,201	3,718,947	3,507,041	3,255,645	2,446,181

Gross profit	740,304	696,318	643,748	569,429	414,996
Selling, general and administrative expenses	580,938	537,846	498,133	430,497	323,871
Depreciation and amortization	20,212	19,062	27,645	22,526	16,105
Impairment of goodwill	37,930	—	—	—	—

Income from operations	101,224	139,410	117,970	116,406	75,020
Floor plan interest expense	(18,800)	(17,860)	(26,065)	(34,552)	(21,424)
Other interest expense	(40,238)	(38,423)	(44,481)	(41,200)	(23,933)
Interest income	499	1,200	2,499	5,802	2,997
Net losses from unconsolidated affiliates	—	(100)	(3,248)	(6,066)	(616)
Gain (loss) on sale of assets	750	(72)	(361)	(1,531)	2,368
Loss on extinguishment of debt	—	—	(1,433)	—	—
Other income (expense), net	(2,369)	(427)	1,908	815	151

Total other expense, net	(60,158)	(55,682)	(71,181)	(76,732)	(40,457)

Income before income tax expense, minority interest and discontinued operations	41,066	83,728	46,789	39,674	34,563
Income tax expense	21,268	39,318	4,980	3,570	1,742
Minority interest in subsidiary earnings	—	—	1,240	9,740	20,520

Income from continuing operations	19,798	44,410	40,569	26,364	12,301
Discontinued operations	(4,611)	(6,325)	3,615	4,351	3,348

Net income	$15,187	$38,085	$44,184	$30,715	$15,649

Earnings per common share:
Basic	$0.47	$1.15

Diluted	$0.46	$1.15

	As of December 31,
Balance Sheet Data:	2003	2002	2001	2000	1999
	(in thousands)
Working Capital	$254,983	$167,141	$147,617	$150,481	$121,759
Inventories	650,397	591,839	496,054	558,164	437,272
Total assets	1,814,279	1,605,644	1,465,013	1,408,223	1,037,644
Floor plan notes payable	602,167	528,591	451,375	499,332	385,263
Total debt (including current portion)	592,378	475,152	538,337	471,664	324,260
Total shareholders'/members' equity	433,707	426,951	347,907	325,883	201,188

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We are a national automotive retailer, operating 140 franchises at 97 dealership locations in 11 states and 21 markets in the U.S., offering 35 different brands of vehicles. We also operate 23 collision repair centers that serve our markets.

        Our revenues are derived from three basic products: the sale of new and used cars and light trucks; maintenance and collision repair services and the sale of automotive parts (collectively, "fixed operations"); and the arrangement of vehicle financing and the sale of various insurance and warranty products (collectively, "F&I"). Additionally, we operate a heavy truck business offering four brands in Atlanta, Georgia. We evaluate the results of our new and used vehicle sales based on unit volumes; our fixed operations based on gross profit dollars; and F&I based gross profit per vehicle retailed ("PVR").

        Since inception, we have grown through the acquisition of 9 platforms and numerous tuck-in acquisitions. All acquisitions were accounted for using the purchase method of accounting; and the operations of the acquired dealerships are included in the consolidated statements of income commencing on the date acquired. As a result, we evaluate our revenue and gross profit on a same store basis in order to determine organic growth.

        Our gross profit varies with our revenue mix. The sale of vehicles generally results in lower gross profit margins, while parts, service, collision repair, and finance and insurance revenues produce higher gross profit margins. As a result, when vehicle sales decrease as a percentage of total sales, we expect that our overall gross profit percentage would increase.

        Selling, general and administrative expenses ("SG&A") consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other typical operating expenses. A significant portion of our selling expenses are variable (such as sales commissions), or controllable expenses (such as advertising), generally allowing our cost structure to adapt in response to trends in our business. We evaluate these and our other general and administrative expenses as a percentage of gross profit.

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

        Over the past several years certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs, which have impacted customer demand for new vehicles. These programs serve to increase competition for late model used vehicles. We foresee the manufacturers continuing to use these incentive programs in the future and, as a result, we will continue to monitor our used inventory mix in order to carry higher levels of used vehicle inventory at lower price points in order to reduce competition with our new vehicle sales. In addition, we expect to continue to expand our service capacity in order to meet anticipated future demand, as the relatively high volume of new vehicles sales resulting from the highly "incentivized" new vehicle market will drive service demand in the future.

        We expect the industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future. We feel that our brand mix, which is heavily weighted toward these brands, is well positioned to take advantage of this continued shift in customer buying habits.

        Interest rates over the past several years have been at historical lows. We do not believe that changes in interest rates significantly impact customer buying patterns, as changes in interest rates do not dramatically increase the monthly payment of a financed vehicle. For example, the monthly payment for a typical vehicle financing transaction in which a customer finances $25,000 at 5.5% over 60 months only increases by $5.80 with a 50 basis point increase in interest rates.

RESULTS OF OPERATIONS

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

        Net income for the year ended December 31, 2003, was $15.2 million or $0.47 per basic share, including a $4.6 million loss from discontinued operations principally related to our Price 1 pilot program, and other significant charges including a $37.9 charge related to the impairment of goodwill at our Oregon platform and other non-operational expenses as discussed in more detail below. Net income for the year ended December 31, 2002, was $38.1 million or $1.15 per share. For the year ended December 31, 2002, tax affected pro forma net income was $44.3 million or $1.34 per share. Pro forma net income from continuing operations for the year ended December 31, 2002, was $50.7 million or $1.49 per share. The pro forma results for the prior year exclude a nonrecurring deferred income tax charge required by SFAS No. 109, "Accounting for Income Taxes," related to our change in tax status from a limited liability company to a "C" corporation in conjunction with our March 2002 initial public offering ("IPO"). In addition, the pro forma results from continuing operations also assume that we were a publicly traded "C" corporation for the entire period. A reconciliation of pro forma net income from continuing operations to GAAP net income from continuing operations follows. See "Reconciliation of Non-GAAP Financial Information."

        Income from continuing operations before income taxes totaled $41.1 million for the year ended December 31, 2003, down from $83.7 million for the year ended December 31, 2002. Income from continuing operations before income taxes for the year ended December 31, 2003, includes the following items (i) a non-cash goodwill impairment charge of $37.9 million ($29.2 million after-tax) related to our Oregon platform (see further discussion below under "Impairment of Goodwill"), (ii) a one-time charge of $2.5 million ($1.6 million after tax) related to the termination of our agreement to acquire the Bob Baker dealerships and (iii) $3.2 million ($2.0 million after-tax) in connection with management changes at our Oregon and Texas platforms and at the corporate level. In addition, we experienced an increase in insurance costs of approximately $4.0 million in 2003. Approximately 25% of the increase is the result of the full year impact of our directors' and officers' insurance, which we did not have for most of the first quarter of 2002, as we were not a publicly traded company until March 14, 2002, with the remaining portion of the insurance increase reflecting the overall trend in the insurance environment. Offsetting the increase in insurance costs during 2003 are the impact of concentrated expense reduction initiatives focusing on personnel costs and consulting services in the second and third quarters and on dealership advertising in the fourth quarter. Also contributing to the increase in adjusted income from operations was the performance of our Arkansas platform, which was underperforming during 2002.

	For the Years Ended December 31,
			Increase (Decrease)	% Change
Revenues-	2003	2002
	(in thousands, except for unit data)
New vehicle data:
Retail revenues—same store(1)	$2,731,889	$2,600,506	$131,383	5%
Retail revenues—acquisitions	129,857	981

Total new retail revenues	2,861,746	2,601,487	260,259	10%
Fleet revenues—same store(1)	47,372	43,311	4,061	9%
Fleet revenues—acquisitions	523	—

Total fleet revenues	47,895	43,311	4,584	11%

New vehicle revenue, as reported	$2,909,641	$2,644,798	$264,843	10%

New retail units—same store(1)	94,531	95,160	(629)	(1%)

New retail units—actual	98,601	95,197	3,404	4%

Used vehicle data:
Retail revenues—same store(1)	$861,175	$888,858	$(27,683)	(3%)
Retail revenues—acquisitions	41,938	721

Total used retail revenues	903,113	889,579	13,534	2%
Wholesale revenues—same store(1)	266,539	268,530	(1,991)	(1%)
Wholesale revenues—acquisitions	14,249	35

Total wholesale revenues	280,788	268,565	12,223	5%

Used vehicle revenue, as reported	$1,183,901	$1,158,144	$25,757	2%

Used retail units—same store(1)	56,824	58,027	(1,203)	(2%)

Used retail units—actual	59,211	58,076	1,135	2%

Parts, service and collision repair:
Revenues—same store(1)	$524,416	$496,928	$27,488	6%
Revenues—acquisitions	27,082	236

Parts, service and collision repair revenue, as reported	$551,498	$497,164	$54,334	11%

Finance and insurance, net:
Platform revenues—same store(1)	$124,167	$115,069	$9,098	8%
Corporate revenues	2,693	—
Revenues—acquisitions	4,605	90

Finance and insurance revenue, as reported	$131,465	$115,159	$16,306	14%

Total revenue:
Same store(1)	$4,555,558	$4,413,202	$142,356	3%
Corporate	2,693	—
Acquisitions	218,254	2,063

Total revenue, as reported	$4,776,505	$4,415,265	$361,240	8%

(1)
Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

        Revenues of $4.8 billion for the year ended December 31, 2003, represented a $361.2 million or 8% increase over the year ended December 31, 2002. Same store revenue grew $142.4 million or 3%, with the remainder derived from acquired dealerships. On a same store basis, new retail units were down 1%. However, same store new vehicle retail revenues were up 5% reflecting an increase in our average selling price driven by our strong luxury and mid-line import sales mix. Used retail vehicle unit sales increased 2%, despite a 2% decrease on a same store basis. Manufacturer incentive programs on new vehicles and a competitive used vehicle market negatively impacted used retail unit sales volume and sales revenue per used vehicle. Fixed operations increased 6% on a same store basis due to our focus on "customer pay" business, service adviser training, expansion of our product offerings, implementation of advertising campaigns and growth in our import warranty business. We achieved 8% same store growth in Platform F&I, as we continue to benefit from increased product offerings, the utilization of menus in the F&I sales process, the maturation of our corporate sponsored programs and the sharing of best practices between our platforms. Platform F&I excludes revenue resulting from contracts negotiated by our corporate office, that is not attributable to retail units sold during the respective period.

	For the Years Ended December 31,
			Increase (Decrease)	% Change
Gross Profit-	2003	2002
	(in thousands, except for unit and per vehicle data)
New vehicle data:
Retail gross profit—same store(1)	$203,905	$212,808	$(8,903)	(4%)
Retail gross profit—acquisitions	9,663	70

Total new retail gross profit	213,568	212,878	690	*
Fleet gross profit—same store(1)	1,293	1,426	(133)	(9%)
Fleet gross profit—acquisitions	3	—

Total fleet gross profit	1,296	1,426	(130)	(9%)

New vehicle gross profit, as reported	$214,864	$214,304	$560	*

New retail units—same store(1)	94,531	95,160	(629)	(1%)

New retail units—actual	98,601	95,197	3,404	4%

Used vehicle data:
Retail gross profit—same store(1)	$102,424	$107,183	$(4,759)	(4%)
Retail gross profit—acquisitions	4,144	98

Total used retail gross profit	106,568	107,281	(713)	(1%)
Wholesale gross profit—same store(1)	(1,661)	(3,018)	1,357	45%
Wholesale gross profit—acquisitions	(320)	3

Total wholesale gross profit	(1,981)	(3,015)	1,034	34%

Used vehicle gross profit, as reported	$104,587	$104,266	$321	*

Used retail units—same store(1)	56,824	58,027	(1,203)	(2%)

Used retail units—actual	59,211	58,076	1,135	2%

Parts, service and collision repair:
Gross profit—same store(1)	$274,344	$262,421	$11,923	5%
Gross profit—acquisitions	15,044	168

Parts, service and collision repair gross profit, as reported	$289,388	$262,589	$26,799	10%

Finance and insurance, net:
Platform gross profit—same store(1)	$124,167	$115,069	$9,098	8%
Gross profit—corporate	2,693	—
Gross profit—acquisitions	4,605	90

Finance and insurance gross profit, as reported	$131,465	$115,159	$16,306	14%

Platform gross profit PVR—same store(1)	$820	$751	$69	9%
Platform gross profit PVR—actual	$816	$751	$65	9%
Gross profit PVR—actual	$833	$751	$82	11%
Total gross profit:
Gross profit—same store(1)	$704,472	$695,889	$8,583	1%
Gross profit—corporate	2,693	—
Gross profit—acquisitions	33,139	429

Total gross profit, as reported	$740,304	$696,318	$43,986	6%

*
Rounds to less than 1%.

(1)
Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

        Gross profit for the year ended December 31, 2003, increased $44.0 million or 6% over the year ended December 31, 2002. Same store gross profit increased 1% year over year driven by significant growth in finance and insurance and fixed operations, of 8% and 5%, respectively. Same store gross profit on new and used retail vehicle sales for the year ended December 31, 2003, decreased 4% as compared to the prior year as competition negatively impacted new vehicle margins and as manufacturer incentive programs on new vehicles reduced the sales volumes of comparatively higher margin used vehicles. Same store finance and insurance platform gross profit PVR increased 9%. We believe that finance and insurance platform gross profit provides a more accurate measure of our finance and insurance performance than finance and insurance PVR, as it excludes revenue resulting from corporate negotiated contracts, which is not attributable to retail units sold.

  Selling, General and Administrative Expenses-

        Selling, general and administrative expenses for the year ended December 31, 2003 were $580.9 million, up 8% from $537.8 million for the year ended December 31, 2002. SG&A as a percentage of gross profit was 78.5% and 77.2% for the years ended December 31, 2003 and 2002, respectively. Advertising expense as a percentage of gross profit increased slightly to 6.2% for the year ended December 31, 2003, as compared to 6.1% year ended December 31, 2002. The increase in SG&A expenses due to charges of $3.2 million associated with management changes at our Oregon and Texas platforms and at the corporate level, expense deterioration in several platforms in the first quarter of 2003 and $4.0 million of incremental insurance costs due to the full year impact of our directors and officers insurance and the effect of the insurance environment, which was off-set by our successful expense reduction initiatives during the second and third quarters of 2003, which focused on personnel and consulting services, and during the fourth quarter, with our focus on reducing advertising per vehicle retailed.

  Depreciation and Amortization-

        Depreciation and amortization expense increased approximately $1.2 million to $20.2 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This increase is primarily related to depreciation of fixed assets acquired during 2003.

  Impairment of Goodwill-

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we assess goodwill and other intangibles for impairment on an annual basis, or more frequently if circumstances warrant. Upon adoption of SFAS No. 142 on January 1, 2002, we determined, based on how our business was organized and managed at that time, each of our platforms qualified as a reporting unit for the purpose of assessing goodwill for impairment. Impairment of goodwill occurs if the net book value of a platform exceeds its estimated fair value. During the fourth quarter of 2003, in connection with our annual impairment test, we determined that the fair value of our Oregon platform declined below the its book basis due to the delay in its expected recovery following changes of top level management; the reduction in retail used vehicle sales volumes due to manufacturer rebates and incentives on new vehicles; the delay in the timing of the anticipated recovery of the Oregon economy; and the decline in its market share. We engaged a third party valuation firm to determine the fair value of the Oregon platform, which resulted in a non-cash impairment charge of $37.9 million. As a result of this charge, our Oregon platform's goodwill was reduced to $12.0 million.

        Despite the reasons stated above, we expect improvement at our Oregon platform in the future through productivity initiatives, recent changes at the top level of management and expense reduction initiatives implemented by the new management team. While we expect the local economy to recover due to the projected overall improvement in the United States economy, the projections used in our goodwill impairment test do not include the impacts of any such recovery. We must exercise significant judgment in assessing the recoverability of goodwill and we can provide no assurance that future impairment charges will not be required if the performance of our platforms, including our Oregon platform, does not meet or exceed the projections of future cash flow used in our impairment analysis.

  Other Income (Expense)-

        Floor plan interest expense increased 5% to $18.8 million for the year ended December 31, 2003. This increase was due to higher average inventory levels during 2003 as compared to 2002. The increase in non-floor plan interest expense of $1.8 million from the prior year to $40.2 million was principally attributable to the higher interest rate on our 9% Senior Subordinated Notes due 2012, which were outstanding for the entire year in 2003, as compared to the lower variable rate interest associated with our committed credit facility during 2002.

  Income Tax Provision-

        Income tax expense was $21.3 million for the year ended December 31, 2003 compared to $39.3 million for the year ended December 31, 2002. Our effective tax rate for the year ended December 31, 2003, was 51.8% compared to 39.8% for the period in 2002 subsequent to our March 2002 IPO. Excluding the $37.9 million goodwill impairment charge associated with our Oregon platform and the related $8.7 million tax benefit, our effective tax rate was 38.0% for the year ended December 31, 2003. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our annual effective tax rate will fluctuate between 37% and 38% for the year ending December 31, 2004.

        From January 1, 2002 through the date of our IPO, we were structured as a limited liability company and only provided a tax provision in accordance with SFAS No. 109 for the nine "C"

corporations that we owned directly or indirectly during that period. Effective with our IPO, which closed March 19, 2002, we converted to a corporation and became subject to federal, state and local income taxes. During the year ended December 31, 2002, we recorded, in accordance with SFAS No. 109, a one-time, non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability, in connection with our conversion. This liability represented the difference between the financial statement and tax basis of our assets and liabilities at the conversion date.

  Discontinued Operations-

        During the year ended December 31, 2003, we completed the sale of five "full service" automotive dealerships and one ancillary business. In addition, we closed six "Thomason Select" used-only lots in Oregon and one ancillary business, our four Price 1 pilot program used vehicle stores and one full service dealership. As of December 31, 2003, we were actively pursuing the sale of three franchises and one dealership facility. The $4.6 million loss from discontinued operations includes the operating losses of the dealerships mentioned above, as well as a net loss of $0.1 million on the sale of dealerships and related real estate during of the 2003. The loss from discontinued operations for the year ended December 31, 2002, was $6.3 million, which included the results of operations of the dealerships mentioned above and the operating losses and net loss on the sale of five dealerships during 2002.

Year Ended December 31, 2002, Compared to Year December 31, 2001

        Net income for the year ended December 31, 2002, was $38.1 million, or $1.15 per share. Tax affected pro forma net income for the year ended December 31, 2002, was $44.3 million or $1.34 per share. These pro forma results (i) exclude a non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability associated with our conversion to a corporation and (ii) include a pro forma tax charge of $5.3 million as if we were a corporation for the entire period. Tax affected pro forma net income for the year ended December 31, 2002, excluding the after tax losses from discontinued operations of $6.3 million, was $50.7 million, or $1.49 per share, assuming the 4.5 million shares of our common stock issued in the IPO on March 14, 2002 were offered on January 1, 2002.

        Income from continuing operations before income taxes totaled $83.7 million for the year ended December 31, 2002, up 48% over the year ended December 31, 2001, after adjusting for the $9.6 million of goodwill amortization during 2001, as required by SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 required companies to stop amortizing goodwill beginning January 1, 2002. The increase can be primarily attributed to higher retail volumes combined with increased margins on new and used vehicles, the continued strength of both our parts, service and collision repair and finance and insurance businesses, and the impact of lower interest rates on floor plan and non-floor plan financing. Included in discontinued operations for the year ended December 31, 2002, was a pre-tax loss of $7.3 million from our Price 1 Auto Stores. The Price 1 pilot program was terminated in the third quarter of 2003. Tax affected pro forma net income and per share amounts have not been provided for the prior year, as we believe that such comparisons with the current year would not be meaningful due to changes in our tax status.

	For the Years Ended December 31,
			Increase (Decrease)	% Change
Revenues-	2002	2001
	(in thousands, except for unit data)
New vehicle data:
Retail revenues-same store (1)	$2,474,755	$2,433,956	$40,799	2%
Retail revenues-acquisitions	126,732	—
Retail revenues-divestitures (2)	—	8,521

Total new retail revenues	2,601,487	2,442,477	159,010	7%
Fleet revenues-same store (1)	33,998	37,725	(3,727)	(10%)
Fleet revenues-acquisitions	9,313	—
Fleet revenues-divestitures (2)	—	—

Total fleet revenues	43,311	37,725	5,586	15%

New vehicle revenue, as reported	$2,644,798	$2,480,202	$164,596	7%

New retail units-same store (1)	91,046	92,780	(1,734)	(2%)

New retail units-actual	95,197	93,195	2,002	2%

Used vehicle data:
Retail revenues-same store (1)	$814,739	$861,226	$(46,487)	(5%)
Retail revenues-acquisitions	74,840	—
Retail revenues-divestitures (2)	—	3,099

Total used retail revenues	889,579	864,325	25,254	3%
Wholesale revenues-same store (1)	241,928	237,770	4,158	2%
Wholesale revenues-acquisitions	26,637	—
Wholesale revenues-divestitures (2)	—	826

Total wholesale revenues	268,565	238,596	29,969	13%

Used vehicle revenue, as reported	$1,158,144	$1,102,921	$55,223	5%

Used retail units-same store (1)	54,466	58,396	(3,930)	(7%)

Used retail units-actual	58,076	58,612	(536)	(1%)

Parts, service and collision repair:
Revenues-same store (1)	$473,891	$463,478	$10,413	2%
Revenues-acquisitions	23,273	—
Revenues-divestitures (2)	—	2,009

Parts, service and collision repair revenue, as reported	$497,164	$465,487	$31,677	7%

Finance and insurance, net:
Platform revenues-same store (1)	$109,789	$102,011	$7,778	8%
Revenues-acquisitions	5,370	—
Revenues-divestitures (2)	—	168

Finance and insurance revenue, as reported	$115,159	$102,179	$12,980	13%

Total revenue:
Same store (1)	$4,149,100	$4,136,166	$12,934	*
Acquisitions	266,165	—
Divestitures (2)	—	14,623

Total revenue, as reported	$4,415,265	$4,150,789	$264,476	6%

*
Rounds to less than 1%.

(1)
Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)
The results of operations of divestitures made in fiscal year 2001 are included in the "as reported" numbers for 2001 for the period through the date of disposal. The results of operations of divestitures made in fiscal year 2002 are accounted for under SFAS No. 144 as "discontinued operations" and accordingly are not included in 2001 or 2002 sales or gross profit amounts for "same store" or "as reported".

        Revenues for the year ended December 31, 2002, increased $264.5 million, or 6%, over the year ended December 31, 2001, to $4.4 billion. Acquisition revenue, net of 2001 divestitures, of $251.5 million accounted for the majority of the increase, as same store revenue was relatively flat on a year-to-year basis. Same store new retail units were down 2%, while related revenues were up 2% driven by a shift to higher priced vehicles such as SUVs, light trucks and minivans. Used retail units were down 7% on a same store basis, as new vehicle incentives continued to attract higher-end used car buyers, contributing to an overall weak used car market. We were able to partially make up for the unit decrease by shifting our mix to higher priced certified used vehicles, light trucks and SUVs, resulting in a 5% decline in same store used retail revenues period over period. Fixed operations revenues were up 2% on a same store basis, primarily from successful customer retention and new service product offerings. Same store finance and insurance revenues were up 8% principally due to the continued focus on menu selling, the maturing of our preferred product provider programs and the introduction of new products.

	For the Years Ended December 31,
			Increase (Decrease)	% Change
Gross Profit-	2002	2001
	(dollars in thousands, except for unit and per vehicle data)
New vehicle data:
Retail gross profit-same store (1)	$202,444	$201,016	$1,428	1%
Retail gross profit-acquisitions	10,434	—
Retail gross profit-divestitures (2)	—	540

Total new retail gross profit	212,878	201,556	11,322	6%
Fleet gross profit-same store (1)	1,214	2,171	(957)	(44%)
Fleet gross profit-acquisitions	212	—
Fleet gross profit-divestitures (2)	—	—

Total fleet gross profit	1,426	2,171	(745)	(34%)

New vehicle gross profit, as reported	$214,304	$203,727	$10,577	5%

New retail units-same store (1)	91,046	92,780	(1,734)	(2%)

New retail units-actual	95,197	93,195	2,002	2%

Used vehicle data:
Retail gross profit-same store (1)	$99,228	$100,706	$(1,478)	(1%)
Retail gross profit-acquisitions	8,053	—
Retail gross profit-divestitures (2)	—	332

Total used retail gross profit	107,281	101,038	6,243	6%
Wholesale gross profit-same store (1)	(2,448)	(3,427)	979	29%
Wholesale gross profit-acquisitions	(567)	—
Wholesale gross profit-divestitures (2)	—	(107)

Total wholesale gross profit	(3,015)	(3,534)	519	15%

Used vehicle gross profit, as reported	$104,266	$97,504	$6,762	7%

Used retail units-same store (1)	54,466	58,396	(3,930)	(7%)

Used retail units-actual	58,076	58,612	(536)	(1%)

Parts, service and collision repair:
Gross profit-same store (1)	$248,282	$239,467	$8,815	4%
Gross profit-acquisitions	14,307	—
Gross profit-divestitures (2)	—	871

Parts, service and collision repair gross profit, as reported	$262,589	$240,338	$22,251	9%

Finance and insurance, net:
Gross profit-same store (1)	$109,789	$102,011	$7,778	8%
Gross profit-acquisitions	5,370	—
Gross profit-divestitures (2)	—	168

Finance and insurance gross profit, as reported	$115,159	$102,179	$12,980	13%

Gross profit per vehicle retailed — same store	$755	$$675	$80	12%
Gross profit per vehicle retailed — actual	$751	$$673	$78	12%
Total gross profit:
Same store (1)	$658,509	$641,944	$16,565	3%
Acquisitions	37,809	—
Divestitures (2)	—	1,804

Total gross profit, as reported	$696,318	$643,748	$52,570	8%

(1)
Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)
The results of operations of divestitures made in fiscal year 2001 are included in the "as reported" numbers for 2001 for the period through the date of disposal. The results of operations of divestitures made in fiscal year 2002 are accounted for under SFAS No. 144 as "discontinued operations" and accordingly are not included in 2001 or 2002 sales or gross profit amounts for "same store" or "as reported".

        Gross profit for the year ended December 31, 2002, was $696.3 million, up $52.6 million, or 8%, over the year ended December 31, 2001. Same store gross profit growth accounted for $16.6 million of the increase, with the remainder made up of acquisitions, net of 2001 divestitures. We achieved significant same store growth in both fixed operations and finance and insurance which was slightly offset by weaker used vehicle retail gross profit performance caused by diminished volumes.

  Selling, General and Administrative Expenses-

        Selling, general and administrative expenses for the year ended December 31, 2002, increased $39.7 million, or 8%, over the year ended December 31, 2001. SG&A as a percentage of gross profit was 77.2% and 77.4% for the years ended December 31, 2002 and 2001, respectively. Increased variable compensation related to higher gross profit, incremental expense flow through from acquisitions, increased insurance costs of $5.5 million and a $1.0 million charge for the re-audit of our prior year financial statements contributed to the overall increase in SG&A. As a result, SG&A expenses as a percentage of revenues increased to 12.2% for the year ended December 31, 2002, compared to 12.0% for the year ended December 31, 2001.

  Depreciation and Amortization-

        Depreciation and amortization expense decreased $8.6 million for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The decrease is primarily the result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," which requires that goodwill and other indefinite life intangibles no longer be amortized beginning on January 1, 2002.

  Other Income (Expense)-

        Floor plan interest expense decreased to $17.9 million for the year ended December 31, 2002, compared with $26.1 million for the year ended December 31, 2001. This decline was primarily due to lower interest rates. Non-floor plan interest expense decreased by $6.1 million from the prior year, as interest expense on our Committed Credit Facility was reduced by debt repayments resulting from the use of proceeds from our IPO in March 2002 and the implementation of a consolidated cash management system in the third quarter of 2002, more than offset the incremental interest expense of our 9% Senior Subordinated Notes due 2012 issued in June 2002. Net losses from unconsolidated affiliates for the year ended December 31, 2001, were related to our share of losses in an automotive finance company and the write-off of an equity investment. The $0.1 million loss for the year ended December 31, 2002, represents the write-off of the remaining investment in that finance company. Other income (expense) typically represents third party rental and sublease income on certain of our real estate properties. Such amounts were offset in 2002 by charges of $0.6 million related to certain non-operating expenses associated with our IPO and $0.6 million related to two loan guarantees, while 2001 included a gain on an interest rate swap transaction of $0.4 million.

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

  Discontinued Operations-

        The $6.3 million loss from discontinued operations for the year ended December 31, 2002, reflects the combined net operating losses of dealerships sold during the period beginning January 1, 2002 through December 31, 2003, or pending sale as of December 31, 2003, plus the approximately $1.6 million loss on disposal of five dealerships and related real estate assets sold during 2002. Income from discontinued operations of $3.6 million for the year ended December 31, 2001, reflects the combined net operating losses of dealerships sold during the period beginning January 1, 2002 through December 31, 2003, or pending sale as of December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of December 31, 2003, our funds generated through future operations and the funds available for borrowings under our Committed Credit Facility (as defined below), Floor Plan Facilities (as defined below), mortgage notes and proceeds from sale/leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions and any seasonal operating requirements for the foreseeable future.

        As of December 31, 2003, we had cash and cash equivalents of $106.7 million. As of December 31, 2003, we did not have any amounts outstanding under the Committed Credit Facility and had $250.0 million available for future borrowings. We had an aggregate borrowing capacity of $695.0 million under our Floor Plan Facilities, of which we had $92.8 available for future borrowings as of December 31, 2003.

  Credit Facilities-

        On January 17, 2001, we entered into a committed credit facility with Ford Motor Credit Company, General Motors Acceptance Corporation and DaimlerChrysler Services North America, LLC (the "Lenders") with total availability (the "Lenders' Commitment") of $550.0 million. The committed credit facility is used for acquisition financing, working capital and cash management purposes. On June 6, 2003, we signed the First Amended and Restated Credit Agreement (the "ARCA"), retaining all the essential provisions of our original committed credit facility, but reducing the Lenders' Commitment to $450.0 million and increasing our working capital borrowing capacity from $25.0 million to $75.0 million. Our decision to amend the existing committed credit facility was driven by our desire to reduce the commitment fee paid to the Lenders, which is based on the unused portion of the facility, and to extend the facility by one year through January 2006. All borrowings under the ARCA and our original committed credit facility (collectively the "Committed Credit Facility") bear interest at variable rates based on one-month LIBOR plus a specified percentage that is dependent upon our adjusted debt level as of the end of each quarter. The weighted average interest rate was 9.8% for the year ended December 31, 2003, which includes $12.5 million of fees incurred in the origination of our Committed Credit Facility that are being amortized over the original term of the facility, ending in January 2004. Excluding the amortization of debt issuance costs, the weighted average interest rate was 6.2% for the year ended December 31, 2003.

        In December 2003, we repaid all of the outstanding indebtedness under our Committed Credit Facility with the proceeds from the issuance of our 8% Senior Subordinated Notes due 2014 and simultaneously reduced the Lenders' Commitment to $250.0 million. As of December 31, 2003, we did not have any amounts outstanding under the Committed Credit Facility and had $250.0 million available for future borrowings.

        During the third quarter of 2002, we obtained consent from the Lenders for a cash management sublimit of $75.0 million under our Committed Credit Facility. The cash management sublimit allows us to repay up to $75.0 million of debt outstanding under our Committed Credit Facility using cash that has been centrally collected by our cash management system. We may borrow the net amount repaid under the cash management sublimit on short-term notice for general corporate purposes. Borrowings under the cash management sublimit are limited to the lesser of $75.0 million or the amount outstanding under our Committed Credit Facility. As of December 31, 2003, we had no borrowings available under our cash management sublimit because we did not have any amounts outstanding under our Committed Credit Facility.

        The Committed Credit Facility requires a guarantee from each of our direct and indirect subsidiaries and imposes a blanket lien upon all our assets and the assets of such subsidiaries, and contains covenants that, among other things, place significant restrictions on our ability to incur additional debt, encumber our property and other assets, repay other debt, dispose of assets, invest capital and permit our subsidiaries to issue equity securities. The Committed Credit Facility also imposes mandatory minimum requirements with regard to the terms of our proposed acquisitions, before we can borrow funds under the facility to finance the transactions. The terms of the Committed Credit Facility require us on an ongoing basis to meet certain financial ratios, including a current ratio, as defined in our Committed Credit Facility, of at least 1.2 to 1, a fixed charge coverage ratio, as defined in our Committed Credit Facility, of no less than 1.2 to 1, and a leverage ratio, as defined in our Committed Credit Facility, of no greater than 4.4 to 1. A breach of these covenants or any other of the covenants in the facility would be cause for acceleration of repayment and termination of the facility by the Lenders. This Committed Credit Facility also contains provisions for default upon, among other things, a change of control, a material adverse change, the non-payment of obligations and a default under certain other agreements. The terms of the Committed Credit Facility provides that a default under the Floor Plan Facilities described below, among other obligations, constitutes a default under the Committed Credit Facility. As of December 31, 2003, we were in compliance with all of the covenants.

        During January 2003, we reported to the Lenders that we did not meet our fixed charge coverage ratio requirement as of December 31, 2002. The Lenders subsequently waived this fixed charge coverage ratio default by letter dated February 2, 2003. Non-financed capital expenditures are deducted from the numerator of our fixed charge coverage covenant calculation. The fixed charge coverage ratio default would therefore not have occurred had we obtained financing for two large self-funded real estate projects by the end of 2002. During the first quarter of 2003, we obtained financing for both properties and at March 31, 2003, we were in compliance with this covenant. Currently, we are in full compliance with all of our financial covenants as required under our various financing arrangements.

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

        The Committed Credit Facility requires us to apply 80% of the net proceeds of equity offerings and 100% of the net proceeds of debt offerings to outstanding indebtedness under the Committed Credit Facility. Our subsidiaries have guaranteed, and substantially all of our future subsidiaries will be required to guarantee, our obligations under the Committed Credit Facility. Substantially all of our assets not subject to security interests granted to floor plan lenders are subject to security interests to the Lenders. We pay annually in arrears a commitment fee for the Committed Credit Facility of 0.35% of the undrawn amount available to us. The Committed Credit Facility provides for an indefinite series of one-year extensions at our request, if approved by the Lenders at their sole discretion. Conversely, we can terminate the Committed Credit Facility by repaying all of the outstanding balances under the facility and the related uncommitted floor plan lines plus a termination fee. The termination fee, equal to 2% of the Lender's Commitment under our Committed Credit Facility as of December 31, 2003, declines to one percent of the Lenders' Commitment under the Committed Credit Facility as of January 17, 2004 and will decline to zero percent as of January 17, 2005.

  Floor Plan Financing-

        We finance substantially all of our new vehicle inventory and a portion of our used vehicle inventory under the floor plan financing credit facilities (the "Floor Plan Facilities"). The Floor Plan Facilities provide used vehicle financing up to a fixed percentage of the value of each financed used vehicle. In connection with the ARCA, total availability under our Floor Plan Facilities was reduced from $750.0 million to $695.0 million, which is distributed among the Lenders as follows (in thousands):

Ford Motor Credit Company	$275,000
DaimlerChrysler Financial Services North America, L.L.C.	315,000
General Motors Acceptance Corporation	105,000

Total Floor Plan Lines	$695,000

        In addition, we have total availability of $32.2 million as of December 31, 2003, under ancillary floor plan facilities with Comerica Bank and Navistar Financial for our heavy trucks business within our Atlanta platform.

        We are required to make monthly interest payments on our Floor Plan Facilities, but are not required to repay the principal prior to the sale of the vehicle. The Floor Plan Facilities also provide used vehicle financing up to a fixed percentage of the value of each financed used vehicle. The Floor Plan Facilities require a guarantee from each of our intermediate subsidiaries and participating subsidiary dealers and place a blanket lien on all of our assets and the assets of such subsidiaries, including a security interest in the financed vehicles as well as the related sales proceeds. The terms of certain floor plan arrangements impose upon us and our subsidiaries ongoing covenants including financial ratio requirements. As of December 31, 2003, we were in compliance with these financial covenants. Amounts financed under the Floor Plan Facilities bear interest at variable rates, which are typically tied to LIBOR or the prime rate. The weighted average annualized interest rate on our floor plan facilities was 3.4% during the year ended December 31, 2003. Historically, certain vehicle manufacturers have offered floor plan assistance, which increase or decrease in conjunction with changes in prevailing interest rates.

  9% Senior Subordinated Notes due 2012-

        On June 5, 2002, we issued our 9% Senior Subordinated Notes due 2012 in the aggregate principal amount of $250.0 million, receiving net proceeds of $241.5 million. The costs related to the issuance of the 9% Senior Subordinated Notes due 2012 were capitalized and are being amortized to interest expense over the term of the notes. The net proceeds from the 9% Senior Subordinated Notes due 2012 issuance were utilized to repay certain indebtedness under our Committed Credit Facility. We pay interest on the notes on June 15 and December 15 of each year until maturity on June 15, 2012. At any time on or after June 15, 2007, we may, at our option, choose to redeem all or a portion of the notes at a redemption price that begins at 104.5% of the aggregate principal amount of the notes and reduces in each calendar year by 1.5% until the price reaches 100% of the aggregate principal amount in 2010 and thereafter. On or before June 15, 2005, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109% of their principal amount plus accrued and unpaid interest thereon. At any time before June 15, 2007, we may, at our own option, choose to redeem all or a portion of the notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the indenture governing the 9% Senior Subordinated Notes due 2012.

        Our 9% Senior Subordinated Notes due 2012 are guaranteed by substantially all of our current subsidiaries and all of our future domestic restricted subsidiaries that have outstanding indebtedness, incur or guarantee any other indebtedness. The 9% Senior Subordinated Notes due 2012 and the subsidiary guarantees rank behind all of our and the subsidiary guarantors' current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, the 9% Senior Subordinated Notes due 2012 and subsidiary guarantees. The 9% Senior Subordinated Notes due 2012 rank equally with all of our and our subsidiary guarantors' existing and future senior subordinated indebtedness, including the 8% Subordinated Notes due 2014 and our subsidiaries' guarantees thereof, except for guarantees of our 8% Senior Subordinated Notes due 2014 by our present and future Toyota and Lexus dealership subsidiaries, which guarantee the 9% Senior Subordinated Notes due 2012, but do not guarantee the 8% Senior Subordinated Notes due 2014, except under certain circumstances. The terms of our 9% Senior Subordinated Notes due 2012, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

  8% Senior Subordinated Notes due 2014-

        On December 23, 2003, we issued our 8% Senior Subordinated Notes due 2014 in the aggregate principal amount of $200.0 million, receiving net proceeds of $193.3 million. The issuance of the notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. We expect to exchange the notes in a registered offering for $200.0 million of new notes with identical terms during the second quarter of 2004. The costs related to the issuance of these notes were capitalized and are being amortized to interest expense over the term of these notes. The net proceeds from the issuance of our 8% Senior Subordinated Notes due 2014 were used to repay all of our outstanding indebtedness under our Committed Credit Facility. We pay interest on these notes on March 15 and September 15 of each year until maturity on March 15, 2014. At any time on or after March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 104.0% of the aggregate principal amount of these notes and reduces in each calendar year by approximately 1.3% until the price reaches 100% of the aggregate principal amount in 2012 and thereafter. On or before March 15, 2007, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of these notes at a redemption price equal to 108% of their principal amount plus accrued and unpaid interest thereon. At any time before March 15, 2009, we may, at our own option, choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the indenture governing our 8% Senior Subordinated Notes due 2014.

        Our 8% Senior Subordinated Notes due 2014 are guaranteed by all of our current subsidiaries (other than our current Toyota and Lexus dealership subsidiaries) and all of our future domestic restricted subsidiaries (other than our future Toyota and Lexus dealership subsidiaries) that have outstanding indebtedness, incur or guarantee any other indebtedness. Our current Toyota and Lexus dealership subsidiaries do not guarantee these notes and our future Toyota and Lexus subsidiaries will not be required to guarantee these notes, except in certain circumstances. Our 8% Senior Subordinated Notes due 2014 and the subsidiary guarantees rank behind all of our and the subsidiary guarantors' current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, our 8% Senior Subordinated Notes due 2014 and subsidiary guarantees. Our 8% Senior Subordinated Notes due 2014 rank equally with all of our and our subsidiary guarantors' existing and future senior subordinated indebtedness, including our 9% Senior Subordinated Notes due 2012 and our subsidiaries' guarantees thereof, except for guarantees of our 9% Senior Subordinated Notes due 2012 by our present and future Toyota and Lexus dealership subsidiaries, which do not and will not be required to guarantee the notes, except under certain circumstances. Our 8% Senior Subordinated Notes due 2014 are effectively junior to all existing and future indebtedness and liabilities of our current and future Toyota and Lexus dealership subsidiaries. The terms of our 8% Senior Subordinated Notes due 2014, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

  Mortgage Notes-

        As of December 31, 2003, we had outstanding 22 real estate mortgages at 6 of our platforms with principal balances totaling $116.7 million. The mortgage notes bear interest at fixed and variable rates (the weighted average interest rate was 4.7% for the year ended December 31, 2003). These obligations are collateralized by the related property, plant and equipment with a carrying value of $179.7 million as of December 31, 2003, and mature between 2004 and 2015. Under the terms of our Committed Credit Facility, no guarantees from us or any of our subsidiaries are allowed in support of our mortgage notes; however, certain indebtedness which was in place prior to the Committed Credit Facility is subject to certain guarantees. Our Lenders have taken a second mortgage position behind the respective first lien holder on all of our financed real estate except for one property. The terms of certain mortgage debt require our subsidiaries to comply with specific financial ratio requirements and other ongoing covenants. As of December 31, 2003, we were in compliance with specific financial ratios and other ongoing covenants required by the terms of certain mortgage debt.

  Guarantees-

        We have guaranteed two loans made by financial institutions, one directly to a former platform executive, and another indirectly to a non-consolidated entity controlled by a current platform executive, which totaled approximately $4.3 million at December 31, 2003.

  Contractual Obligations-

        As of December 31, 2003, we had the following contractual obligations (in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Floor plan notes payable	$602,167	$602,167	$—	$—	$—	$—	$—
Long-term debt, including capital lease obligations	592,378	33,250	23,493	17,133	23,341	4,204	490,957
Operating leases	379,006	39,696	38,624	36,885	35,672	34,632	193,497
Acquisitions under contract	77,000	77,000	—	—	—	—	—
Employment contracts	10,741	5,973	2,608	1,323	670	167	—
Interest on fixed rate debt	364,516	41,214	39,961	39,022	38,743	38,640	166,936
Guarantee liability	4,345	4,345	—	—	—	—	—

Total	$2,030,153	$803,645	$104,686	$94,363	$98,426	$77,643	$851,390

  Debt Covenants-

        We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) a current ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of December 31, 2003; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was approximately 1.5 to 1 as of December 31, 2003 and (iii) leverage ratio of not more than 4.4 to 1, of which our ratio was approximately 0.8 to 1 as of December 31, 2003. A breach of these covenants could cause an acceleration of repayment and termination of the facility by the Lenders. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which we were approximately 1.3 to 1 as of December 31, 2003 and (ii) a EBITDA coverage ratio of at least 1.5 to 1, of which we were approximately 2.4 to 1 as of December 31, 2003. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant's lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of December 31, 2003, we were in compliance with our debt and lease agreement covenants.

Cash Flow

  Operating Activities-

        Net cash provided by operating activities totaled $96.6 million, $65.1 million, and $95.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash flows from operating activities include net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory purchases.

        During 2003, differences in the timing of inventory purchases and the payment of related floor plan notes payable resulted in additional cash flow from operations of $34.1 million. These timing differences are temporary, and we expect that future changes in inventory will correlate directly with changes in the related floor plan notes payable.

        During 2001 and in 2002 prior to our March 2002 IPO, with the exception of our "C" corporations, we were structured as a limited liability company and accordingly all income tax liability for our non-"C" corporation entities was passed through to our members. Accordingly, we did not pay or accrue for income taxes associated with our non-"C" corporations entities.

  Investing Activities-

        Net cash used in investing activities totaled $124.8 million, $68.5 million and $97.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, dispositions of fixed assets and purchase and sales of investments.

        Capital expenditures were $54.6 million, $54.6 million and $48.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our capital investments consisted of required improvements of our existing dealerships, upgrades of existing facilities and construction of new facilities. Future capital expenditures will be primarily related to operational improvements to maintain our current operations or to provide us with acceptable rates of return on investment and manufacturer-required spending to upgrade existing dealership facilities. We expect that capital expenditures will total between $50.0 million and $60.0 million during 2004.

        Cash used for acquisitions, net of cash and cash equivalents acquired, was $79.9 million, $20.5 million and $50.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Proceeds from the sale of assets totaled $3.6 million, $0.7 million and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The proceeds form the sale of assets in 2003 related primarily to the sale of a dealership facility and related real estate, which we had previously leased to an unaffiliated third party. We continuously evaluate our investments in property and equipment and from time to time sell assets that are not critical to our operations.

  Financing Activities-

        Cash flows from financing activities include proceeds from the issuance of senior subordinated notes, borrowings and repayments under our Committed Credit Facility and mortgages, proceeds from the issuance of shares of our common stock, treasury stock purchases, proceeds from sale/leaseback transactions and contributions from and distributions to members.

        During 2003, we received net proceeds of $193.3 million from the issuance of our 8% Senior Subordinated Notes due 2014, of which a substantial portion was used to repay the outstanding indebtedness under our Committed Credit Facility, with the remaining funds being reserved for future acquisitions and general corporate purposes. During 2002, we received net proceeds of $241.2 million from the issuance of our 9% Senior Subordinated Notes due 2012, which were used repay the outstanding indebtedness under our Committed Credit Facility.

        During 2003, our proceeds from borrowings included $98.1 million under our Committed Credit Facility for acquisitions and working capital, mortgages on dealership facilities and related real estate of $12.4 million and loans associated with construction projects of $5.1 million.

        During 2003, we repaid all amounts outstanding under our Committed Credit Facility with the proceeds from the issuance of our 8% Senior Subordinated Notes due 2014 and the proceeds from certain of our sale/leaseback transactions.

        During 2002, we received net proceeds of $65.4 million from the sale of shares of our common stock in our IPO, which were used repay the outstanding indebtedness under our Committed Credit Facility. During 2001, we paid $2.4 million for legal and accounting fees in connection with our IPO.

        During 2003 and 2002, we paid $9.7 million and $5.4 million, respectively, to repurchase shares of our common stock. Included in the amount paid during 2003 was $1.3 million related to shares of our common stock purchased and accrued for in 2002. To date we have repurchased 1,590,013 shares of our common stock.

        During 2003, we received proceeds of $9.5 million from the sale of assets under sales/leaseback transactions and advances from lessors in connection with future sale/leaseback transactions. These sale/leaseback transactions related primarily to facility construction and improvement projects at four our dealership locations.

        We distributed $3.0 million, $11.6 million and $22.6 million to our members during 2003, 2002 and 2001, respectively, to cover their income tax liabilities. The 2003 distribution represented our final limited liability company distribution to our members.

Sale/Leaseback Transactions

        During the year ended December 31, 2003, we sold, in connection with six sale/leaseback agreements, certain land and building assets. We received proceeds of $4.5 million from the purchasers of these assets. In addition, the purchasers paid $18.6 million directly to the Lenders of our Committed Credit Facility. In connection with the sale of certain of these assets, we recognized a loss of $0.2 million, which is included in gain (loss) on the sale of assets on the accompanying Statements of Income. In connection with the sale of certain other of these assets, we recognized a gain of $0.3 million, which is included in other assets on the accompanying Consolidated Balance Sheets and is being amortized as an offset to rent expense over the lease term. Under the terms of these agreements, we have committed to leaseback the properties from the purchaser for periods ranging from 15 to 22 years.

        In addition, we have entered into agreements with an unaffiliated third party, under which the third party advances funds to us equal to the fair value of the land and the cost of construction for the facilities. Upon completion of the construction, we will execute the sale/leaseback agreements and transfer the ownership of the land and buildings to the third party, and enter into a long-term operating lease with the third party. During the year ended December 31, 2003, we received advances of $13.5 million from the third party associated with the future sale/leaseback transactions, of which $8.5 million was paid directly to our lenders.

        During the first quarter of 2004, we entered into an agreement with an unaffiliated third party in connection with future sale/leaseback transactions, under which we intend to sell certain land and buildings with a net book value of approximately $101.0 million to the third party for a sales price in excess of book value and enter into long-term operating leases for the related facilities. We intend to use approximately $65.0 million of the proceeds from these transactions to repay the related mortgage indebtedness.

Acquisitions and Divestitures

        During the year ended December 31, 2003, we acquired seven automotive dealerships (thirteen franchises) for approximately $79.9 million in cash, which were funded under our Committed Credit Facility. The resulting preliminary estimate of goodwill and manufacturer franchise rights from these transactions was approximately $42.2 million and $30.0 million, respectively.

        During the year ended December 31, 2003, we completed the sale of five "full service" automotive dealerships and one ancillary business. In addition, we closed six "Thomason Select" used-only lots in Oregon and one ancillary business, our four Price 1 pilot program used vehicle stores and one full service dealership. Generally, we divest of relatively small dealerships and ancillary businesses that are not profitable.

Pending Acquisitions and Divestitures

        As of December 31, 2003, we had executed contracts to acquire six automotive dealerships representing combined annual revenues of approximately $330.0 million for $77.0 million in cash. During the first quarter of 2004, we acquired three of these automotive dealerships, for a total of $38.2 million, which was funded from our cash on hand. One of the dealerships acquired is located in Sacramento, California, which represents our 22nd market. Our preliminary purchase price allocation related to these dealerships resulted in $33.6 million to be allocated to goodwill and manufacturer franchise rights. We estimate that the annual revenues of the acquired dealerships total $170.0 million, based on historical performance.

        As of December 31, 2003, we were actively pursuing the divestiture of three franchises and one dealership facility.

Stock Repurchase Restrictions

        Pursuant to the indentures governing our 9% Senior Subordinated Notes due 2012 and our 8% Senior Subordinated Notes due 2014, we are restricted in our ability to repurchase shares of our common stock. As of December 31, 2003, our ability to repurchase shares was limited to an aggregate purchase price of $17.0 million due to these restrictions.

Off Balance Sheet Transactions

        We had no off balance sheet transactions during the years presented other than those already disclosed in Notes 17 and 18 of our consolidated financial statements.

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

  Inventories-

        Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the "first-in, first-out" method ("FIFO") to account for our parts inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. These reserves were $4.6 million and $3.9 million as of December 31, 2003 and 2002, respectively. In assessing lower of cost or market for new vehicles, we primarily consider the aging of vehicles along with the timing of annual and model changeovers. The assessment of lower of cost or market for used vehicles considers recent data and trends such as loss histories, current aging of the inventory and current market conditions.

  Notes Receivable-Finance Contracts-

        As of December 31, 2003 and 2002, we had outstanding notes receivable from finance contracts of $33.1 million and $30.3 million, respectively (net of an allowance for credit losses of $4.7 million and $4.6 million, respectively). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve.

  Chargeback Reserve-

        We receive commissions from the sale of various insurance and vehicle service contracts to customers and through the arrangement of financing vehicles for customers. We may be charged back ("chargeback") for such commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established at that time. The reserve considers our historical chargeback experience, including timing, as well as national industry trends. This data is evaluated on a product-by-product basis. These reserves were $11.8 million and $11.4 million as of December 31, 2003 and 2002, respectively.

  Goodwill and Other Intangible Assets-

        Our intangible assets relate primarily to goodwill and manufacturer franchise rights associated with acquisitions of dealerships, which we account for under the purchase method of accounting as required by SFAS No. 141, "Business Combinations." The operations of the acquired dealerships are included in the accompanying Consolidated Statements of Income commencing on the date of acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill and other intangible assets, which are deemed to have indefinite lives, but test these assets for impairment at least annually, or more frequently if any event occurs or circumstances change that indicate possible impairment. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers' brand names. Goodwill and franchise rights are allocated to each reporting unit at the platform and dealership level, respectively. The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each franchise.

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets.

        Upon adoption of SFAS No. 142 on January 1, 2002, we determined that each of our platforms qualified as a reporting unit as we operated in one segment, and our platforms are one level below our corporate level, discrete financial information existed for each platform and the management of each platform directly reviewed the platform's performance. We are continuously adapting our operating structure and searching for ways to standardize policies, share best practices and centralize administrative functions. In the future, if we determine that our platforms no longer meet the requirements of a reporting unit, we will reevaluate the reporting units with respect to the changes in our reporting structure.

        We review platform goodwill and manufacturer franchise rights for impairment during the fourth quarter of each year. The first step of the impairment test identifies potential impairments by comparing the estimated fair value of each reporting unit with its corresponding net book value, including goodwill. If the net book value of a reporting unit exceeds its fair value, the second step of the impairment test determines the potential impairment loss by comparing the estimated fair value of goodwill with its carrying amount. If the estimated fair value of goodwill is less than the carrying amount, the carrying value of goodwill is adjusted to reflect its estimated fair value. As a result, a severe and sustained reduction in one of our platform's operations could lead to an impairment charge. We performed our annual impairment test as of October 1, 2003, and recorded a goodwill impairment pre-tax charge associated with our Oregon platform of $37.9 million in accordance with SFAS No.142.

        All other intangible assets are deemed to have definite lives and are amortized on a straight-line basis over the life of the asset ranging from 3-15 years and are tested for impairment when circumstances indicate that the carrying value of the asset might be impaired.

RELATED PARTY TRANSACTIONS

        Certain of our directors, shareholders and their affiliates, and platform management, have engaged in transactions with us. These transactions primarily relate to long-term operating leases of facilities. This practice is fairly common in the automotive retail industry. Rent expense attributable to related parties was $13.4 million, $13.8 million and $12.2 million, respectively, for the years ended December 31, 2003, 2002 and 2001, respectively, and future minimum payments under related party long-term non-cancelable operating leases as of December 31, 2003, were $90.7 million. We believe that these transactions and our other related party transactions, as described below, involved terms comparable to terms that would be obtained from unaffiliated third parties.

        For the years ended December 31, 2003, 2002 and 2001, $0.6 million, $1.0 million and $1.5 million, respectively, was paid to an advertising entity in which one of our directors had a minority interest.

        During 2003 and 2002, we paid $0.1 million and $0.3 million, respectively, in legal fees to a law firm in which one of our directors was Of Counsel.

        In 2003, we sold land to one of our directors for $0.8 million and entered into a long-term operating lease with the director for the property. The land is contiguous to other property owned by this director, for which we currently have long-term operating leases. We purchased the land for $0.8 million in January 2003.

        In 2003, we acquired one dealership facility consisting on five franchises from an executive of one of our platforms for $8.0 million.

        In 2002, we acquired land from one of our directors for $3.7 million for the purpose of expanding the operations of one of our dealerships facilities and for the construction of a new body shop facility.

        We have an option to acquire certain properties from one of our shareholders, which we currently lease. The purchase option, initially based on the aggregate appraised value, adjusts each year for movements in the Consumer Price Index. The purchase option of $52.2 million as of December 31, 2003, can only be exercised in total.

NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIEs"), an interpretation of APB No. 50," ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended in December 2003, is effective in the first quarter of 2004. The adoption of FIN 46 will not impact our results of operations, financial position or financial statement disclosures as we have no VIEs.

        In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, had no impact on our results of operations, financial position or financial statement disclosures.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on our results of operations, financial position or financial statement disclosures.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

  Tax Affected Pro Forma Net Income-

        For analysis purposes, in Management's Discussion and Analysis we discuss pro forma net income from continuing operations and related earnings per share for the twelve months ended December 31, 2002. The consolidated statement of income reconciles GAAP net income to tax affected pro forma net income by assuming that we were taxed as a "C" corporation for all 12 months of 2002 and excluding the one-time charge for our conversion from a limited liability company to a corporation. The following table assumes that all discontinued entities were sold prior to 2002 and all shares issued in our IPO were outstanding on January 1, 2002 (in thousands, except for per share data):

For the Year Ended December 31, 2002
Tax affected pro forma net income	$44,339
Discontinued operations	6,325

Pro forma net income from continuing operations	$50,664

Pro forma earnings per share:
Basic	$1.49

Diluted	$1.49

Pro forma common shares and share equivalents:
Weighted average shares outstanding-
Basic	33,065
Adjustment for 4,500 shares offered March 14, 2002 as if offered on January 1, 2002	887

Pro forma basic shares	33,952
Dilutive effect of common share equivalents (stock options)	8

Pro forma diluted shares	33,960

  Platform Finance and Insurance Gross Profit PVR-

        We evaluate our finance and insurance gross profit performance on a PVR basis by dividing our total finance and insurance gross profit by the number of retail vehicles sold. During 2003, we renegotiated a contract with one of our third party finance and insurance product providers, which resulted in the recognition of income that was not attributable to retail vehicles sold during the year. We believe that platform finance and insurance, which excludes the additional revenue derived from contracts negotiated by our corporate office, provides a more accurate measure of our finance and insurance operating performance. The following table reconciles finance and insurance gross profit to platform finance and insurance gross profit, and provides the necessary components to calculate platform finance and insurance gross profit PVR(in thousands, except for unit and per vehicle data):

For the Year Ended December 31, 2003
Finance and insurance gross profit, net (as reported)	$131,465
Less: Corporate finance and insurance gross profit	(2,693)

Platform finance and insurance gross profit	$128,772

Platform finance and insurance gross profit PVR	$816

Retail units sold:
New retail units	98,601
Used retail units	59,211

Total	157,812

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $285.2 million of variable rate long-term debt (including the current portion) outstanding at December 31, 2003, a 1% change in interest rates would result in a change of approximately $2.9 million to our annual other interest expense. Based on floor plan amounts outstanding at December 31, 2003, a 1% change in the interest rates would result in a $6.0 million change to annual floor plan interest expense.

        We received interest credit assistance from certain automobile manufacturers of $24.2 million for the year ended December 31, 2003, which is reflected as a reduction in the cost of inventory on the balance sheet. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Interest Rate Hedges

        We use interest rate swaps to manage our capital structure. In December 2003, we entered into two forward interest rate swaps with a combined notional principal amount of $200.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. The swap agreements were designated and qualify as interest rate hedges of future changes in interest rates of our variable rate floor plan indebtedness and we expect that these hedges will contain minor ineffectiveness once they become effective in March 2006. As of December 31, 2003, the swaps had a fair value of $1.0 million, which was included in other assets and accumulated other comprehensive loss on the accompanying Consolidated Balance Sheet.

        During December 2003, we entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of swap agreement, we are is required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our fixed rate senior subordinated debt and did not contain any ineffectiveness. As of December 31, 2003, the swap agreement had a fair value of $1.7 million, which was included in other liabilities and accumulated other comprehensive loss on the accompanying Consolidated Balance Sheet.

        During the second quarter of 2002 and in connection with the issuance of our 9% Subrodinated Notes due 2012, we terminated three swap agreements, having a combined total notional principal amount of $300.0 million, all maturing in November 2003. In connection with these terminations, we incurred a loss of $0.2 million which was amortized to interest expense over the remainder of the original term of the agreement.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To Asbury Automotive Group, Inc.:

        We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders'/members' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asbury Automotive Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, as of January 1, 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP
Stamford, Connecticut March 5, 2004

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,711	$22,613
Contracts-in-transit	93,881	91,190
Current portion of restricted marketable securities	1,591	1,499
Accounts receivable (net of allowance of $2,371 and $2,122, respectively)	114,201	96,090
Inventories	650,397	591,839
Deferred income taxes	8,811	9,044
Prepaid and other assets	36,417	37,314

Total current assets	1,012,009	849,589
PROPERTY AND EQUIPMENT, net	266,991	257,305
GOODWILL	404,143	402,133
RESTRICTED MARKETABLE SECURITIES	2,974	4,892
OTHER ASSETS	98,629	61,866
ASSETS HELD FOR SALE	29,533	29,859

Total assets	$1,814,279	$1,605,644

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable	$602,167	$528,591
Current maturities of long-term debt	33,250	36,412
Accounts payable	42,882	40,120
Accrued liabilities	78,727	77,325

Total current liabilities	757,026	682,448
LONG-TERM DEBT	559,128	438,740
DEFERRED INCOME TAXES	22,179	29,972
OTHER LIABILITIES	17,507	15,580
LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE	24,732	11,953
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized, 34,022,008 and 34,000,000 shares issued, including shares held in treasury, respectively	340	340
Additional paid-in capital	411,082	410,718
Retained earnings	37,832	22,645
Treasury stock, at cost; 1,590,013 and 772,824 shares held, respectively	(15,064)	(6,630)
Accumulated other comprehensive loss	(483)	(122)

Total shareholders' equity	433,707	426,951

Total liabilities and shareholders' equity	$1,814,279	$1,605,644

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
REVENUES:
New vehicle	$2,909,641	$2,644,798	$2,480,202
Used vehicle	1,183,901	1,158,144	1,102,921
Parts, service and collision repair	551,498	497,164	465,487
Finance and insurance, net	131,465	115,159	102,179

Total revenues	4,776,505	4,415,265	4,150,789

COST OF SALES:
New vehicle	2,694,777	2,430,494	2,276,475
Used vehicle	1,079,314	1,053,878	1,005,417
Parts, service and collision repair	262,110	234,575	225,149

Total cost of sales	4,036,201	3,718,947	3,507,041

GROSS PROFIT	740,304	696,318	643,748
OPERATING EXPENSES:
Selling, general and administrative	580,938	537,846	498,133
Depreciation and amortization	20,212	19,062	27,645
Impairment of goodwill	37,930	—	—

Income from operations	101,224	139,410	117,970

OTHER INCOME (EXPENSE):
Floor plan interest expense	(18,800)	(17,860)	(26,065)
Other interest expense	(40,238)	(38,423)	(44,481)
Interest income	499	1,200	2,499
Net losses from unconsolidated affiliates	—	(100)	(3,248)
Gain (loss) on sale of assets, net	750	(72)	(361)
Loss on early extinguishment of debt	—	—	(1,433)
Other income (expense)	(2,369)	(427)	1,908

Total other expense, net	(60,158)	(55,682)	(71,181)

Income from continuing operations before income taxes and minority interest	41,066	83,728	46,789
INCOME TAX EXPENSE:
Income tax expense	21,268	27,765	4,980
Tax adjustment upon conversion from an L.L.C. to a corporation	—	11,553	—

Total income tax expense	21,268	39,318	4,980
MINORITY INTEREST IN SUBSIDIARY EARNINGS	—	—	1,240

Net income from continuing operations	19,798	44,410	40,569
DISCONTINUED OPERATIONS, net of tax	(4,611)	(6,325)	3,615

Net income	$15,187	38,085	$44,184

PRO FORMA INCOME TAX EXPENSE (BENEFIT):
Income tax expense		5,559
Net tax effect of 2003 discontinued operations		(260)
Tax adjustment upon conversion from an L.L.C. to a corporation		(11,553)

Tax affected pro forma net income		$44,339

EARNINGS PER COMMON SHARE:
Basic	$0.47	$1.15

Diluted	$0.46	$1.15

PRO FORMA EARNINGS PER COMMON SHARE:
Basic		$1.34

Diluted		$1.34

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	32,648	33,065

Diluted	32,715	33,073

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'/MEMBERS' EQUITY

	Common Stock	Additional Paid-in Capital	Contributed Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(dollars in thousands)
BALANCE AS OF JANUARY 1, 2001	$—	$—	$306,573	$19,310	$—	$—	$325,883
Comprehensive Income:
Net income	—	—	—	44,184	—	—	44,184
Change in fair value of interest rate swaps	—	—	—	—	—	1,656	1,656

Comprehensive income							45,840
Issuance of equity interest for acquisitions	—	—	5,000	—	—	—	5,000
Distributions	—	—	—	(22,606)	—	—	(22,606)
Members' equity repurchased	—	—	(3,710)	—	—	—	(3,710)
Members' equity surrendered in purchase price of settlement	—	—	(2,500)	—	—	—	(2,500)

BALANCE AS OF DECEMBER 31, 2001	—	—	305,363	40,888	—	1,656	347,907
Contributions	—	—	800	—	—	—	800
Distributions	—	—	—	(14,590)	—	—	(14,590)
Comprehensive Income:
Net income	—	—	—	38,085	—	—	38,085
Change in fair value of interest rate swaps, net of $127 tax benefit	—	—	—	—	—	(1,858)	(1,858)
Amortization of loss on interest rate swaps, net of $47 tax effect	—	—	—	—	—	80	80

Comprehensive income							36,307
Stock and stock option compensation	—	614	—	—	—	—	614
Proceeds from initial public offering, net	45	62,498	—	—	—	—	62,543
Purchase of 772,824 shares of common stock	—	—	—	—	(6,630)	—	(6,630)
Reclassification of members' equity due to the exchange of membership interests for shares of common stock	295	347,606	(306,163)	(41,738)	—	—	—

BALANCE AS OF DECEMBER 31, 2002	340	410,718	—	22,645	(6,630)	(122)	426,951
Comprehensive Income:
Net income	—	—	—	15,187	—	—	15,187
Change in fair value of interest rate swaps, net of $260 tax benefit	—	—	—	—	—	(483)	(483)
Amortization of loss on interest rate swaps, net of $80 tax effect	—	—	—	—	—	122	122

Comprehensive income							14,826
Issuance of common stock in connection with the exercise of stock options		295					295
Stock and stock option compensation	—	69	—	—	—	—	69
Purchase of 817,189 shares of common stock	—	—	—	—	(8,434)	—	(8,434)

BALANCE AS OF DECEMBER 31, 2003	$340	$411,082	$—	$37,832	$(15,064)	$(483)	$433,707

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$15,187	$38,085	$44,184
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	20,212	19,062	27,645
Depreciation and amortization from discontinued operations	1,325	4,866	2,699
Impairment of goodwill	37,930	—	—
Amortization of deferred financing fees	5,333	4,548	3,568
Change in allowance for doubtful accounts	249	(253)	(21)
(Gain) loss on sale of assets	(750)	72	361
Loss on sale of discontinued operations	123	1,622	—
Deferred income taxes	(6,927)	15,682	(499)
Loss on early extinguishment of debt	—	—	1,433
Other adjustments	4,353	787	4,896
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(2,691)	1,854	(16,490)
Accounts receivable, net	(38,177)	(30,317)	(20,004)
Proceeds from the sale of accounts receivable	19,958	17,136	17,624
Inventories	(3,553)	(79,898)	106,081
Floor plan notes payable	37,646	73,945	(80,812)
Accounts payable and accrued liabilities	11,446	8,145	12,344
Other	(5,054)	(10,215)	(7,594)

Net cash provided by operating activities	96,610	65,121	95,415
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(54,633)	(54,592)	(48,922)
Acquisitions (net of cash and cash equivalents acquired of $—, $26 and $1,049 in 2003, 2002 and 2001, respectively)	(79,866)	(20,459)	(50,150)
Proceeds from the sale of assets	3,578	692	2,083
Proceeds from the sale of discontinued operations	7,845	5,173	—
Maturity of restricted marketable securities	1,826	1,826	885
Net receipt (issuance) of finance contracts	(2,846)	(45)	121
Other investing activities	(750)	(1,069)	(1,200)

Net cash used in investing activities	(124,846)	(68,474)	(97,183)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior subordinated notes	200,000	250,000	—
Proceeds from borrowings	115,510	71,108	399,717
Payment of debt issuance costs	(6,740)	(8,742)	(12,530)
Repayments of debt	(193,557)	(396,177)	(343,401)
Proceeds from initial public offering, net	—	65,415	(2,437)
Purchase of treasury stock	(9,700)	(5,364)	—
Proceeds from sale leaseback activity	9,536	—	—
Distributions to members	(3,010)	(11,580)	(22,606)
Contributions from members	—	800	—
Repurchase of members' equity	—	—	(3,710)
Proceeds from the exercise of stock options	295	—	—

Net cash provided by (used in) financing activities	112,334	(34,540)	15,033

Net increase (decrease) in cash and cash equivalents	84,098	(37,893)	13,265
CASH AND CASH EQUIVALENTS, beginning of year	22,613	60,506	47,241

CASH AND CASH EQUIVALENTS, end of year	$106,711	$22,613	$60,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for—
Interest (net of amounts capitalized, see Note 7)	$53,865	$51,947	$69,276

Income taxes	$16,578	$28,482	$4,647

See Note 16 for non-cash investing activities

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1.    DESCRIPTION OF BUSINESS

        Asbury Automotive Group, Inc. is a national automotive retailer, operating 140 franchises at 97 dealerships as of December 31, 2003. We offer an extensive range of automotive products and services, including new and used vehicles and related finance and insurance, vehicle maintenance and repair services, replacement parts and service contracts. We offer, collectively, 35 domestic and foreign brands of new vehicles. Our retail network is organized into nine regional dealership groups, or "platforms," which are located in 20 markets in Southeastern, Midwestern, Southwestern and Northwestern United States. In April 2003, we entered the Fresno market through the acquisition of Mercedes-Benz of Fresno, with the intention of ultimately building a platform in Northern California through additional "tuck-in" acquisitions. Including Fresno, we operate dealerships in 21 markets.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The financial statements reflect the consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries. The equity method of accounting is used for investments in which we have significant influence. Generally, this represents common stock ownership or partnership equity of at least 20% but not more than 50%. All intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that have an original maturity of three months or less at the date of purchase.

Contracts-In-Transit

        Contracts-in-transit represent receivables from finance companies for the portion of the vehicle purchase price financed by customers through sources arranged by us.

Inventories

        Inventories are stated at the lower of cost or market. We use the specific identification method to value vehicle inventories and the "first-in, first-out" method ("FIFO") to account for our parts inventories. We assess the lower of cost or market reserve requirement on an individual unit basis, based on historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $4.6 million and $3.9 million as of December 31, 2003 and 2002, respectively. Additionally, we receive advertising and interest credit assistance from certain automobile manufacturers. These credits are accounted for as purchase discounts and are reflected as reductions to the inventory cost on the accompanying Consolidated Balance Sheets and as a reduction of cost of sales in the accompanying Consolidated Statements of Income when the related vehicle is sold. At December 31, 2003 and 2002, advertising and interest credits from automobile manufacturers reduced inventory cost by $4.6 million and $4.1 million, respectively; and reduced the cost of sales from continuing operations for the years ended December 31, 2003, 2002 and 2001, by $32.5 million, $30.0 million and $29.5 million, respectively.

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the useful life of the related asset. The range of estimated useful lives is as follows (in years):

Buildings and improvements	10-39
Machinery and equipment	5-10
Furniture and fixtures	3-10
Company vehicles	3-5

        Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of such assets, are charged to operations as incurred.

        We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value exceeds the sum of the future undiscounted cash flows to be generated by the asset, the asset would be adjusted to its net recoverable value and an impairment loss would be charged to operations in the period identified.

        We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the assets and is amortized over the estimated useful lives of the assets.

Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill and other intangible assets, which are deemed to have indefinite lives, but test these assets for impairment at least annually, or more frequently if any event occurs or circumstances change that indicate possible impairment. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers' brand names. Goodwill and franchise rights are allocated to each reporting unit at the platform and dealership level, respectively. The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each franchise.

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets.

        Upon adoption of SFAS No. 142 on January 1, 2002, we determined that each of our platforms qualified as a reporting unit as we operated in one segment, and our platforms are one level below our corporate level, discrete financial information existed for each platform and the management of each platform directly reviewed the platform's performance. We are continuously adapting our operating structure and searching for ways to leverage our corporate office in order to standardize policies, share best practices and centralize administrative functions. In the future, if we determine that our platforms no longer meet the requirements of a reporting unit, we will reevaluate the reporting units with respect to the changes in our reporting structure.

        We review platform goodwill and manufacturer franchise rights for impairment during the fourth quarter of each year. The first step of the impairment test identifies potential impairments by comparing the estimated fair value of each reporting unit with its corresponding net book value, including goodwill. If the net book value of the reporting unit exceeds its fair value, the second step of the impairment test determines the potential impairment loss by comparing the estimated fair value of goodwill with its carrying amount. If the estimated fair value of goodwill is less than the carrying amount, the carrying value of goodwill is adjusted to reflect its estimated fair value. As a result, a severe and sustained reduction in one of our platform's operations could lead to an impairment charge. As described in Note 8, we performed our annual impairment test as of October 1, 2003, and recorded a goodwill impairment pre-tax charge associated with our Oregon platform of $37.9 million in accordance with SFAS No. 142.

        All other intangible assets are deemed to have definite lives and are amortized on a straight-line basis over the life of the asset ranging from 3-15 years and are tested for impairment when circumstances indicate that the carrying value of the asset might be impaired.

Fair Value of Financial Instruments

        Financial instruments consist primarily of accounts receivable, accounts payable, restricted marketable securities, floor plan notes payable, long-term debt and interest rate swap agreements (see Note 12). The carrying amounts of our accounts receivable, accounts payable, restricted investments and floor plan notes payable approximate fair value due either to length of maturity or existence of variable interest rates, which approximate market rates. As of December 31, 2003, our 9% Senior Subordinated Notes due 2012 and our 8% Senior Subordinated Notes due 2014 had a carrying value of $250.0 million and $200.0 million, respectively, and a fair market value, based on current market prices, of $263.8 million and $202.0 million, respectively.

Equity-Based Compensation

        We account for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The following table provides pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 "Accounting for Stock—Based Compensation," and as amended by SFAS No. 148 "Accounting for Stock—Based Compensation-Transition and Disclosure."

	2003	2002	2001
	(in thousands, except per share data)
Net income	$15,187	$38,085	$44,184
Adjustment to net income:
Stock-based compensation expense included in net income, net of tax	69	82	—
Pro forma stock-based compensation expense, net of tax	(3,676)	(3,636)	(566)

Pro forma net income	$11,580	$34,531	$43,618

Net income per common share—basic (as reported)	$0.47	$1.15

Pro forma net income per common share—basic	$0.35	$1.04

Net income per common share—diluted (as reported)	$0.46	$1.15

Pro forma net income per common share—diluted	$0.35	$1.04

Derivative Instruments and Hedging Activities

        We utilize derivative financial instruments to manage our capital structure, not for speculation. The types of risks hedged are those relating to the variability of future earnings, cash flows and changes in the fair value of our financial instruments caused by movements in interest rates. We document our risk management strategy and assess hedge effectiveness at the inception and during the term of each hedge.

        Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets. The gain or loss on the effective portion of a hedge is initially reported as a component of other comprehensive income (loss). Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedge transaction affects earnings. The measurement of hedge ineffectiveness is based on a comparison of the change in fair value of the actual interest rate swap and the change in fair value of a hypothetical interest rate swap with terms that identically match the critical terms of the debt. The ineffective portion of these interest rate swaps is reported in other income (expense) in the accompanying Consolidated Statements of Income.

Revenue Recognition

        Revenue from the sale of new and used vehicles is recognized upon delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts and services is recognized upon delivery of parts to the customer or when vehicle service work is performed. Manufacturer incentives and rebates, including holdbacks, are not recognized until earned in accordance with the respective manufacturers' incentive programs.

        We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we arrange financing for customers through various institutions and receive commissions equal to the difference between the loan rates charged to customers over predetermined financing rates set by the financing institution.

        We may be charged back ("chargebacks") for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and vehicle service contract revenues, net of estimated chargebacks, are included in finance and insurance revenue in the accompanying Consolidated Statements of Income.

Advertising

        We expense production and other costs of advertising as incurred, net of earned advertising credits and volume discounts. Advertising expense from continuing operations totaled $50.3 million, $48.2 million and $45.3 million for the years ended December 31, 2003, 2002 and 2001, net of earned advertising credits and volume discounts of $4.9 million, $5.9 million and $3.7 million, respectively, and is included in selling, general and administrative expense in the accompanying Consolidated Statements of Income.

Income Taxes

        We use the liability method to account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized.

        During fiscal year 2001 and in fiscal year 2002 up through the date of our initial public offering, we consisted primarily of limited liability companies and partnerships, which were treated as partnerships for tax purposes. Under this structure, such companies and partnerships were not subject to income taxes. Therefore, no provision for federal or state income taxes was included in the accompanying consolidated financial statements for these limited liability companies and partnerships prior to our initial public offering on March 14, 2002. However, we also have nine subsidiaries that are "C" corporations under the provisions of the U.S. Internal Revenue Code. Accordingly, we followed the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," for earnings of these subsidiaries for all twelve months of 2002 and 2001.

Discontinued Operations

        In accordance with, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," certain amounts reflected in the accompanying Consolidated Balance Sheets as of

December 31, 2003 and 2002, have been reclassified to Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001, have been reclassified to reflect such operations as of December 31, 2003, as if we had classified those discontinued operations during the respective fiscal years (see Note 14).

Statements of Cash Flows

        The net change in floor plan financing of inventories, which is a customary in our industry, is reflected as an operating activity in the accompanying Consolidated Statements of Cash Flows.

Concentration of Credit Risk

        Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash deposits. We maintain cash balances in financial institutions with strong credit ratings. Generally, amounts invested with financial institutions are in excess of FDIC insurance limits.

        Concentrations of credit risk with respect to contracts-in-transit and accounts receivable are limited primarily to automakers and financial institutions. Credit risk arising from receivables from commercial customers is minimal due to the large number of customers comprising our customer base.

        For the year ended December 31, 2003, Honda, Ford, Toyota, Nissan, Lexus, Mercedes-Benz, BMW and Acura accounted for 18%, 11%, 9%, 8%, 6%, 6%, 5% and 5% of our revenues from new vehicle sales, respectively. No other franchise accounted for more than 5% of our total new vehicle revenues in 2003.

Segment Reporting

        We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained in SFAS No. 131, we have determined that we operate in one segment and have no international operations.

        Our operating businesses (dealerships) deliver the same products and services to a common customer group. Our customers are generally individuals. Our businesses generally follow the same management and marketing strategies, and each operate in a similar regulatory environment. We evaluate performance and allocate resources based on the operating results of our individual dealerships.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIEs"), an interpretation of APB No. 50" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended in December 2003, is effective in the first quarter of 2004. The adoption of FIN 46 will not impact our results of operations, financial position or financial statement disclosures as we have no VIEs.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003 had no impact on our results of operations, financial position or financial statement disclosures.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003 had no impact on our results of operations, financial position or financial statement disclosures.

3.    INITIAL PUBLIC OFFERING

        On March 14, 2002, we offered 4.5 million shares of our common stock at a price of $16.50 per share in our initial public offering ("IPO") resulting in net proceeds of $62.5 million. Upon the closing of the IPO on March 19, 2002, Asbury Automotive Group L.L.C. became a wholly owned direct and indirect subsidiary of Asbury Automotive Group, Inc. Membership interests in the limited liability company were exchanged for 29.5 million shares of our common stock in the new corporation on the basis of 295,000 shares of our common stock for each 1% of membership interest.

4.    ACQUISITIONS

        Acquisitions are accounted for under the purchase method of accounting and the assets acquired and liabilities assumed were recorded at their fair value as of the acquisition dates. The operations of the acquired dealerships are included in the accompanying Consolidated Statements of Income commencing on the date of acquisition.

        During 2003, 2002 and 2001, we acquired seven, six and seven automotive dealerships, respectively, for an aggregate purchase price of $79.9 million, $19.7 million and $56.2 million, respectively. These acquisitions were funded through our acquisition Committed Credit Facility, with the exception of an acquisition in 2001 of which $5.0 million of the aggregate purchase price was satisfied through the issuance of equity interest in certain of our selling shareholders. In addition, we paid $0.8 million in 2002 as final settlement of purchase price contingencies for prior year acquisitions.

        The following table summarizes our acquisitions:

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash paid for businesses acquired	$79,866	$19,665	$51,199
Equity issued	—	—	5,000
Goodwill	(42,178)	(10,861)	(40,317)

Estimated fair value of net tangible and other intangible assets acquired	$37,688	$8,804	$15,882

        The allocation of purchase price for acquisitions is as follows:

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands)
Working capital	$3,877	$2,891	$7,213
Fixed assets	4,200	981	6,454
Other assets	—	1,755	153
Goodwill	42,178	10,861	40,317
Franchise rights	30,000	3,000	5,000
Other liabilities	(389)	—	(865)
Acquisition of minority interest (deficit)	—	177	(2,073)

Total purchase price	$79,866	$19,665	$56,199

        The allocation of purchase price to assets acquired and liabilities assumed for certain 2003 acquisitions has been based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available. Amounts for certain of the 2003 acquisitions are subject to final purchase price adjustments for items such as settlement of purchase price contingencies and seller's representations regarding the adequacy of certain reserves.

5.    ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable

        We have agreements to sell certain of our trade receivables, without recourse as to credit risk, in an amount not to exceed $25.0 million per year. The receivables are sold at a discount, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. The discounts totaled $0.5 million, $0.4 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. As December 31, 2003, 2002 and 2001, $20.5 million, $17.5 million and $18.1 million of receivables, respectively, were sold under these agreements and were reflected as reductions of trade accounts receivable.

Notes Receivable—Finance Contracts (included in Other Assets)

        Notes receivable for finance contracts, included in prepaid and other current assets and other assets on the accompanying Consolidated Balance Sheets, have initial terms ranging from 12 to 60 months bearing interest at rates ranging from 8% to 31% and are collateralized by the related vehicles. Notes receivable for finance contracts consists of the following:

	As of December 31,
	2003	2002
	(in thousands)
Gross contract amounts due	$37,831	$34,892
Less—Allowance for credit losses	(4,715)	(4,622)

Notes receivable—finance contracts	33,116	30,270
Current maturities, net	(12,412)	(12,206)

Notes receivable—finance contracts, net of current portion	$20,704	$18,064

        Contractual maturities of gross notes receivable-finance contracts at December 31, 2003 are as follows (in thousands):

2004	$12,412
2005	10,218
2006	9,413
2007	4,959
2008	815
Thereafter	14

Total notes receivable—finance contracts	$37,831

6.    INVENTORIES

        Inventories consist of the following:

	As of December 31,
	2003	2002
	(in thousands)
New vehicles	$517,227	$464,500
Used vehicles	90,683	86,392
Parts and accessories	42,487	40,947

Total inventories	$650,397	$591,839

7.    PROPERTY AND EQUIPMENT, NET

        Property and equipment, net consist of the following:

	As of December 31,
	2003	2002
	(in thousands)
Land	$68,988	$68,390
Buildings and leasehold improvements	187,639	175,808
Machinery and equipment	46,363	35,688
Furniture and fixtures	28,629	28,333
Company vehicles	8,899	9,261

Total	340,518	317,480
Less—Accumulated depreciation	(73,527)	(60,175)

Property and equipment, net	$266,991	$257,305

        During 2003 and 2002, we capitalized $0.8 million and $0.9 million, respectively, of interest in connection with various capital expansion projects. Depreciation expense from continuing operations was $19.3 million, $18.0 million and $16.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        For the year ended December 31, 2003, we sold, in connection with six sale/leaseback agreements, certain land and buildings for $23.1 million. In connection with the sale of certain of these assets, we recognized a loss of $0.2 million, which is included in gain (loss) on the sale of assets on the accompanying Consolidated Statements of Income. In connection with the sale of certain other of these assets, we recognized a gain of $0.3 million, which is included in other assets on the accompanying Consolidated Balance Sheets and is being amortized as an offset to rent expense over the lease term. Under the terms of these agreements, we entered into long-term operating leases on the facilities, currently ranging from 15 to 22 years.

8.    GOODWILL AND INTANGIBLE ASSETS

2003 Goodwill Impairment

        We test our goodwill and indefinite lived intangible assets annually using a discounted cash flow valuation model. In accordance with SFAS No. 142, impairment of goodwill occurs if the net book value of a reporting unit exceeds its estimated fair value. We retained a third-party valuation firm to assist in determining the implied fair value of goodwill at our Oregon platform. Upon completion of our impairment test as of October 1, 2003, we recorded a non-cash impairment charge of $37.9 million ($29.2 million after-tax) to reduce the carrying value of goodwill associated with our Oregon platform.

        The decrease in the estimated fair value of the Oregon platform from the estimated fair value measured in prior period impairment tests primarily reflects:

  •
  a delay in the expected recovery of the Oregon platform following changes at the top level of platform management;

  •
  a reduction in retail used vehicle sales volumes due to manufacturer rebates and incentives on new vehicles;

  •
  a delay in the timing of the anticipated recovery of the Oregon economy; and

  •
  a decline in our market share.

        We expect improvement at our Oregon platform in the future through productivity initiatives, recent changes at the top level of management and expense reduction initiatives implemented by the new management team. While we expect the local economy to recover due to the projected overall improvement in the United States economy, the projections used in our goodwill impairment test do not include the impacts of any such recovery. We must exercise significant judgment in assessing the recoverability of goodwill and we can provide no assurance that future impairment charges will not be required if the performance of our platforms, including our Oregon platform, does not meet or exceed the projections of future cash flow used in our impairment test.

Goodwill and Manufacturer Franchise Rights

        Goodwill represents the excess of cost of businesses acquired over the fair market value of the identifiable net assets. Goodwill is allocated to each reporting unit at the platform level. The changes in the carrying amount of goodwill for the year ended December 31, 2003 and 2002 are as follows (in thousands):

Balance as of December 31, 2001	$392,856
Additions related to current year acquisitions	10,861
Additions related to prior year acquisitions	274
Goodwill associated with current year divestitures	(1,858)

Balance as of December 31, 2002	402,133
Additions related to current year acquisitions	42,178
Additions related to prior year acquisitions	6
Goodwill impairment—Oregon platform	(37,930)
Goodwill associated with current year divestitures	(1,871)
Other adjustments	(373)

Balance as of December 31, 2003	$404,143

        Goodwill amortization expense for the year ended December 31, 2001 was $9.6 million. Before the adoption of SFAS No.142 on January 1, 2002, goodwill was being amortized over 40 years. If goodwill had not been amortized, income before income taxes, minority interest, and discontinued operations would have been $56.4 million and net income would have been $53.8 million for the year ended December 31, 2001.

        The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each franchise. For the year ended December 31, 2003 and 2002, we allocated $30.0 million and $2.0 million, respectively, of the purchase price of our acquisitions to manufacturer franchise rights. Manufacturer franchise rights totaled $38.0 million and $8.0 million as of December 31, 2003 and 2002, respectively.

Intangible Assets with Definite Lives

        Intangible assets consist of the following (included in other assets on the accompanying Consolidated Balance Sheets):

	As of December 31,
	2003	2002
	(in thousands)
Amortizable intangible assets-
Noncompete agreements	$5,331	$5,331
Lease agreements (amortization is included in rent expense)	6,527	6,527

Total	11,858	11,858
Less: Accumulated amortization	(8,665)	(7,369)

Definite—lived intangible assets, net	$3,193	$4,489

        Amortization expense from continuing operations was $0.9 million, $1.0 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Future estimated amortization expense is as follows (in thousands):

For the years ended December 31:
2004	$488
2005	105
2006	100
2007	100
2008	100
Thereafter	$2,300

9.    ASSETS HELD FOR SALE

        Assets and liabilities classified as held for sale as of December 31, 2003 and 2002 include dealerships held for sale, real estate held for sale and certain land and buildings which we intend to sell under sale/leaseback agreements in the future. A summary of balance sheet information related to assets and liabilities held for sale is as follows:

        Net assets held for sale consist of the following:

	As of December 31,
	2003	2002
	(in thousands)
Assets:
Inventories	$2,116	$12,952
Property and equipment, net	27,417	16,867
Other	—	40

Total assets	29,533	29,859
Liabilities:
Floor plan notes payable	1,954	11,828
Other liabilities	22,778	125

Total liabilities	24,732	11,953

Net assets held for sale	$4,801	$17,906

        In connection with anticipated sale/leaseback transactions, we incurred costs associated with the acquisition of real estate and the construction of facilities that are expected to be completed and sold within one year. Accordingly, these costs are included in Assets Held for Sale on the accompanying Consolidated Balance Sheets. The book value of the land and construction-in-progress totaled $22.8 million and $8.3 million as of December 31, 2003 and December 31, 2002, respectively. Under these agreements, an unaffiliated third party purchased land at its fair value and is advancing funds to us equal to the cost of construction incurred for the facilities. We capitalize the cost of the land, construction and rent during the construction period, and record a corresponding liability equal to the amount of the advanced funds, included in Liabilities Associated with Assets Held for Sale on the accompanying Consolidated Balance Sheets.

        In connection with certain sale/leaseback transactions we have entered into agreements with the lessor under which we have either transferred title of the land we owned in exchange for an advance equal to the fair value of the land, or the lessor has purchased land on our behalf. In both instances, the lessor has committed to advance us the cost of constructing dealership facilities on the related land, as incurred. We have granted the lessor an option to require us to repurchase the land and return all advances if we do not complete the agreed upon construction of the dealership facilities within a specified time period. As a result of this option, we continue to carry the cost of the land in assets held for sale on the accompanying Consolidated Balance Sheets. We are currently constructing the dealership facilities and expect that construction will be completed within the time period specified under these agreements. Upon completion of the construction, we will execute the sale/leaseback agreements and transfer the ownership of the dealership facilities to the third party, satisfying the related obligations, and remove the cost of the land and the related liability from the accompanying Consolidated Balance Sheets. As the capital expenditures and related advances from the lessors have already been reflected in the accompanying Consolidated Statements of Cash Flows, the final execution of these sales/leaseback transactions will have no effect on our liquidity.

10.    FLOOR PLAN NOTES PAYABLE

        We finance a substantial portion of our new vehicle inventory and a portion of our used vehicle inventory under our floor plan financing credit facilities (the "Floor Plan Facilities"). The Floor Plan Facilities also provide used vehicle financing up to a fixed percentage of the value of each financed used vehicle. We are required to make monthly interest payments on the amount financed, but are not required to repay the principal prior to the sale of the vehicle. These Floor Plan Facilities require a guarantee from each of our intermediate subsidiaries, and participating subsidiary dealers grant a blanket lien on all of our assets and the assets of such subsidiaries, including a security interest in the financed vehicles as well as the related sales proceeds. The terms of our Floor Plan Facilities impose upon our subsidiaries and us certain financial covenants. As of December 31, 2003, we were in compliance with these financial covenants.

        On June 6, 2003, in connection with our First Amended and Restated Credit Agreement (see Note 11), total availability under the Floor Plan Facilities was reduced from $750.0 million to $695.0 million, which is distributed among our lenders as follows (in thousands):

Ford Motor Credit Company	$275,000
DaimlerChrysler Financial Services North America, L.L.C.	315,000
General Motors Acceptance Corporation	105,000

Total Floor Plan Facilities	$695,000

        In addition, we have total availability of $32.2 million as of December 31, 2003, under ancillary floor plan facilities with Comerica Bank and Navistar Financial for our heavy trucks business within our Atlanta platform. As of December 31, 2003 and 2002, we had $602.2 million and $528.6 million outstanding, respectively, under our floor plan notes payable.

        Amounts financed under the floor plan notes payable bear interest at variable rates, which are typically based on LIBOR or the prime rate. The weighted average interest rate on our floor plan notes payable was 3.4% and 3.9% for the years ended December 31, 2003 and 2002, respectively.

11.    LONG-TERM DEBT

        Long-term debt consists of the following:

	As of December 31,
	2003	2002
	(in thousands)
9% Senior Subordinated Notes due 2012	$250,000	$250,000
8% Senior Subordinated Notes due 2014	200,000	—
Term notes payable to financing institutions bearing interest at a variable rate (the weighted average interest rates, excluding amortization of deferred finance fees, were 6.2% and 6.6% for the years ended December 31, 2003 and 2002, respectively)	—	88,549
Mortgage notes payable to banks and financing institutions bearing interest at fixed and variable rates (the weighted average interest rates were 4.7% and 5.5% for years ended December 31, 2003 and 2002, respectively)	116,664	116,864
Notes payable to financing institutions collateralized by loaner vehicles bearing interest at variable rates (the weighted average interest rates were 3.6% and 4.9% for the years ended December 31, 2003 and 2002, respectively), maturing at various dates during 2004	15,744	10,357
Non-interest bearing note payable to former shareholders of one of our subsidiaries, net of unamortized discount of $371 and $698 as of December 31, 2003 and 2002, respectively, determined at an effective interest rate of 6.8%, payable in semiannual installments of approximately $913, due January 2006, collateralized by marketable securities	4,228	5,727
Capital lease obligations	4,226	1,177
Other notes payable	1,516	2,478

	592,378	475,152
Less—current portion	(33,250)	(36,412)

Long—term portion	$559,128	$438,740

        The aggregate maturities of long-term debt at December 31, 2003, are as follows (in thousands):

2004	$33,250
2005	23,493
2006	17,133
2007	23,341
2008	4,204
Thereafter	490,957

$592,378

9% Senior Subordinated Notes due 2012

        On June 5, 2002, we issued our 9% Senior Subordinated Notes due 2012 in the aggregate principal amount of $250.0 million, receiving net proceeds of $242.1 million. The costs related to the issuance of the notes were capitalized and are being amortized to interest expense over the term of the notes. The net proceeds from the notes issuance were utilized to repay a substantial portion of the outstanding indebtedness under our Committed Credit Facility (as defined below). We pay interest on these notes on June 15 and December 15 of each year until maturity on June 15, 2012. At any time on or after June 15, 2007, we may, at our option, choose to redeem all or a portion of these notes at the redemption prices set forth in the indenture governing our 9% Senior Subordinated Notes due 2012. On or before June 15, 2005, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes at a redemption price set forth in the note indenture and unpaid interest thereon. At any time before June 15, 2007, we may, at our option, choose to redeem all or a portion of the notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the note indenture.

        Our 9% Senior Subordinated Notes due 2012 are guaranteed by substantially all of our current subsidiaries and all of our future domestic restricted subsidiaries that have outstanding indebtedness, incur or guarantee any other indebtedness. The 9% Senior Subordinated Notes due 2012 and the subsidiary guarantees rank behind all of our and the subsidiary guarantors' current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, the 9% Senior Subordinated Notes due 2012 and subsidiary guarantees. The 9% Senior Subordinated Notes due 2012 rank equally with all of our and our subsidiary guarantors' existing and future senior subordinated indebtedness, including the 8% Subordinated Notes due 2014 and our subsidiaries' guarantees thereof, except for guarantees of our 8% Senior Subordinated Notes due 2014 by our present and future Toyota and Lexus dealership subsidiaries, which guarantee the 9% Senior Subordinated Notes due 2012, but do not guarantee the 8% Senior Subordinated Notes due 2014, except under certain circumstances. The terms of our 9% Senior Subordinated Notes due 2012, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

8% Senior Subordinated Notes due 2014

        On December 23, 2003, we issued our 8% Senior Subordinated Notes due 2014 in the aggregate principal amount of $200.0 million, receiving net proceeds of $193.3 million. The issuance of the notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. We expect to exchange the notes in a registered offering for $200 million of new notes with identical terms during the first quarter of 2004. The costs related to the issuance of these notes were capitalized and are being amortized to interest expense over the term of these notes. The net proceeds from the issuance of our 8% Senior Subordinated Notes due 2014 were used to repay all of our outstanding indebtedness under our Committed Credit Facility (as defined below). We pay interest on these notes on March 15 and September 15 of each year until maturity on March 15, 2014. At any time on or after March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at the redemption prices set forth in the indenture governing our 8% Senior Subordinated Notes due 2014. On or before March 15, 2007, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of these notes at a redemption price set forth in the note indenture and unpaid interest thereon. At any time before March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the note indenture.

        Our 8% Senior Subordinated Notes due 2014 are guaranteed by all of our current subsidiaries (other than our current Toyota and Lexus dealership subsidiaries) and all of our future domestic restricted subsidiaries (other than our future Toyota and Lexus dealership subsidiaries) that have outstanding indebtedness, incur or guarantee any other indebtedness (see Note 22). Our current Toyota and Lexus dealership subsidiaries do not guarantee these notes and our future Toyota and Lexus subsidiaries will not be required to guarantee these notes, except in certain circumstances. The notes and the subsidiary guarantees rank behind all of our and the subsidiary guarantors' current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, the notes and subsidiary guarantees. The notes rank equally with all of our and our subsidiary guarantors' existing and future senior subordinated indebtedness, including our 9% Senior Subordinated Notes due 2012 and our subsidiaries' guarantees thereof, except for guarantees of our 9% Senior Subordinated Notes due 2012 by our present and future Toyota and Lexus dealership subsidiaries, which do not and will not be required to guarantee our 8% Senior Subordinated Notes due 2014, except under certain circumstances. The notes are effectively subordinated to all existing and future indebtedness and liabilities of our current and future Toyota and Lexus dealership subsidiaries. The terms of our 8% Senior Subordinated Notes due 2014, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

Credit Facility-

        On January 17, 2001, we entered into a committed credit facility with Ford Motor Credit Company, General Motors Acceptance Corporation and DaimlerChrysler Services North America, LLC (the "Lenders") with total availability (the "Lenders' Commitment") of $550.0 million. On June 6, 2003, we signed the First Amended and Restated Credit Agreement (the "ARCA"), retaining all the essential provisions of our original committed credit facility, but reducing the Lenders' Commitment to $450.0 million and increasing our working capital borrowing capacity from $25.0 million to $75.0 million. Our decision to amend the existing committed credit facility was driven by our desire to reduce the commitment fee paid to the Lenders, which is based on the unused portion of the facility, and to extend the facility through January 2006. All borrowings under the ARCA and our original committed credit facility (collectively the "Committed Credit Facility") bear interest at variable rates based on one-month LIBOR plus a specified percentage that is dependent upon our adjusted debt level at the end of each calendar quarter.

        In December 2003, we repaid all of the outstanding indebtedness under our Committed Credit Facility with the proceeds from the issuance of our 8% Senior Subordinated Notes due 2014 and simultaneously reduced the Lenders' Commitment to $250.0 million. As of December 31, 2003, we do not have any amounts outstanding under the Committed Credit Facility and have $250.0 million available for future borrowings.

        During the third quarter of 2002, we obtained consent from the Lenders for a cash management sublimit of $75.0 million under our Committed Credit Facility. The cash management sublimit allows us to repay up to $75.0 million of debt outstanding under our Committed Credit Facility using cash that has been centrally collected by our cash management system. We may borrow the net amount repaid under the cash management sublimit on short-term notice for general corporate purposes. Borrowings under the cash management sublimit are limited to the lesser of $75.0 million or the amount outstanding under our Committed Credit Facility. As of December 31, 2003, we had no borrowings available under our cash management sublimit because we did not have any amounts outstanding under our Committed Credit Facility.

        The Committed Credit Facility requires a guarantee from each of our direct and indirect subsidiaries and imposes a blanket lien upon all our assets and the assets of such subsidiaries, and contains covenants that, among other things, place significant restrictions on our ability to incur additional debt, encumber our property and other assets, repay other debt, dispose of assets, invest capital and permit our subsidiaries to issue equity securities. The Committed Credit Facility also imposes mandatory minimum requirements with regard to the terms of our proposed acquisitions, before we can borrow funds under the facility to finance the transactions. The terms of the Committed Credit Facility require us on an ongoing basis to meet certain financial ratios, including a current ratio, as defined in our Committed Credit Facility, of at least 1.2 to 1, a fixed charge coverage ratio, as defined in our Committed Credit Facility, of no less than 1.2 to 1, and a leverage ratio, as defined in our Committed Credit Facility, of no greater than 4.4 to 1. A breach of these covenants or any other of the covenants in the facility would be cause for acceleration of repayment and termination of the facility by the Lenders. This Committed Credit Facility also contains provisions for default upon, among other things, a change of control, a material adverse change, the non-payment of obligations and a default under certain other agreements. The terms of the Committed Credit Facility provides that a default under the Floor Plan Facilities, among other obligations, constitutes a default under the Committed Credit Facility. As of December 31, 2003, we were in compliance with all of the covenants.

        The Committed Credit Facility requires us to apply 80% of the net proceeds of equity offerings and 100% of the net proceeds of debt offerings to outstanding indebtedness under the Committed Credit Facility. Our subsidiaries have guaranteed, and substantially all of our future subsidiaries will be required to guarantee, our obligations under the Committed Credit Facility. Substantially all of our assets not subject to security interests granted to floor plan lenders are subject to security interests to the Lenders. We pay annually in arrears a commitment fee for the Committed Credit Facility of 0.35% of the undrawn amount available to us. The Committed Credit Facility provides for an indefinite series of one-year extensions at our request, if approved by the Lenders at their sole discretion. Conversely, we can terminate the Committed Credit Facility by repaying all of the outstanding balances under the facility and the related uncommitted floor plan lines plus a termination fee. The termination fee, equal to 2% of the Lender's commitment under the Committed Credit Facility as of December 31, 2003, declines to one percent of the Lenders' Commitment under the Committed Credit Facility as of January 17, 2004 and will decline to zero percent as of January 17, 2005.

Mortgage Notes Payable-

        As of December 31, 2003, we had 22 real estate mortgages outstanding at 6 of our platforms. These obligations are collateralized by the related property, plant and equipment with a carrying value of $179.7 million as of December 31, 2003, and mature between 2004 and 2015. Under the terms of our Committed Credit Facility, no guarantees from us or any of our subsidiaries are allowed in support of our mortgage notes; however, certain indebtedness, which was in place prior to the Committed Credit Facility, is subject to guarantees. Our Lenders have taken a second mortgage position behind the respective first lien holder on all of our financed real estate except for one property. As of December 31, 2003, we were in compliance with specific financial ratios and other ongoing covenants required by the terms of certain mortgage debt.

12.    FINANCIAL INSTRUMENTS

        In December 2003, we entered into two forward interest rate swaps with a combined notional principal amount of $200.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. The swap agreements were designated and qualify as interest rate hedges of future changes in interest rates of our variable rate floor plan indebtedness and we expect that these hedges will contain minor ineffectiveness once they become effective. As of December 31, 2003, the swaps had a fair value of $1.0 million, which was included in other assets and accumulated other comprehensive loss on the accompanying Consolidated Balance Sheet.

        During December 2003, we entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our fixed rate senior subordinated debt and did not contain any ineffectiveness. As of December 31, 2003, the swap agreement had a fair value of $1.7 million, which was included in other liabilities and accumulated other comprehensive loss on the accompanying Consolidated Balance Sheet.

        In November 2001, we entered into three interest rate swap agreements to reduce the effects of changes in interest rates on our floating LIBOR rate long-term debt during 2001. The agreements had a combined total notional principal amount of $300.0 million, all maturing in November 2003. For the year ended December 31, 2001, the ineffectiveness reflected in earnings was $0.1 million. During 2002 we terminated our three interest rate swap agreements and immediately entered into three new interest rate swap agreements for the same combined notional principal amount, with the same maturity date, November 2003. The new swap agreements also required us to pay fixed rates with a weighted average of approximately 3% and receive in return amounts calculated at one-month LIBOR. The swap agreements were designated and qualified as cash flow hedges of our forecasted variable interest rate payments and did not contain any ineffectiveness. In June 2002, in connection with the issuance of our 9% Senior Subordinated Notes due 2012, we cancelled our three interest rate swap agreements. Upon cancellation of the swaps, we realized a $0.2 million loss, net of tax benefit, in other comprehensive income (loss), which is included in other assets on the accompanying Consolidated Balance Sheets and was amortized as interest expense over the original term of the agreement.

13.    INCOME TAXES

        Effective with our IPO, which closed March 19, 2002, we converted to a corporation and became subject to federal, state and local income taxes. Prior to the conversion to a corporation, except for nine subsidiaries which were already corporations, Asbury Automotive Group L.L.C. was comprised primarily of limited liability companies and partnerships (with Asbury Automotive Group L.L.C. as the parent), which were treated as one partnership for tax purposes and accordingly we did not record income tax expense or income tax liabilities for these entities. During 2001 and prior to our IPO in 2002, we recorded income tax only for the nine "C" Corporations in accordance with SFAS No. 109, "Accounting for Income Taxes."

        In connection with the IPO and in accordance with SFAS No. 109, we recorded a one-time, non-recurring charge of $11.6 million for deferred taxes upon the exchange of the limited liability company interests in Asbury Automotive Group L.L.C. for shares of our common stock. This charge reflects the net deferred tax liability associated with the difference between the financial statement and tax basis of our assets and liabilities as of the conversion date.

        The components of our income tax provisions from continuing operations are as follows:

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands)
Current:
Federal	$25,440	$19,920	$4,854
State	2,755	3,716	625

Subtotal	28,195	23,636	5,479
Deferred:
Federal	(6,042)	14,181	(443)
State	(885)	1,501	(56)

Subtotal	(6,927)	15,682	(499)

Total	$21,268	$39,318	$4,980

        A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands)
Provision at the statutory rate	$14,373	$29,305	$16,948
Increase (decrease) resulting from:
State income tax, net	1,232	4,018	2,298
Goodwill amortization	—	—	204
Impairment of goodwill	5,474	—	—
Net deferred tax liability resulting from conversion to a corporation	—	11,553	—
Tax benefit of L.L.C. structure	—	(5,605)	(14,543)
Other	189	47	73

Provision for income taxes	$21,268	$39,318	$4,980

        The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2003	2002
	(in thousands)
Reserves and accruals	$11,579	$8,848
Net operating loss and alternative minimum tax credit carryforwards	656	699
Tax goodwill amortization	(16,362)	(18,233)
Depreciation	(7,773)	(10,517)
Other	(812)	(1,026)
Valuation allowance	(656)	(699)

Net deferred tax liability	$(13,368)	$(20,928)

	December 31,
Balance sheet classification:	2003	2002
	(in thousands)
Deferred tax assets:
Current	$11,403	$13,077
Long term	3,292	39
Deferred tax liabilities:
Current	(2,592)	(4,033)
Long term	(25,471)	(30,011)

Net deferred tax liability	$(13,368)	$(20,928)

        We have federal net operating loss ("NOL") carryforwards of $1.2 million and state NOL carryforwards of $4.5 million that are attributable to certain of our "C" corporation subsidiaries and are subject to separate return year limitations. The NOL carryforwards begin to expire in 2015. Pursuant to our accounting policy, a valuation allowance was recorded on these carryforwards.

14.    DISCONTINUED OPERATIONS AND DIVESTITURES

        During the year December 31, 2003, we placed into discontinued operations seven full-service dealership locations (eight franchises), 10 used-only dealership locations and two ancillary businesses. Five full service dealerships and one ancillary business were divested during the year ended December 31, 2003, and two dealerships (three franchises) were held for sale as of December 31, 2003. As of December 31, 2003, all of the 10 used-only dealership locations and the remaining ancillary business had been closed. The accompanying Consolidated Statements of Income for the years ended December 31, 2002 and 2001 have been reclassified to reflect our discontinued operations status as of December 31, 2003, as though the aforementioned businesses had been classified as discontinued operations during each respective fiscal year.

        A summary of statement of income information relating to the discontinued operations is as follows:

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues	$58,644	$121,963	$153,900
Cost of sales	50,900	104,064	125,191

Gross profit	7,744	17,899	28,709
Operating expenses	14,892	25,837	23,255

Income (loss) from operations	(7,148)	(7,938)	5,454
Other, net	(165)	(705)	(1,839)

Net income (loss)	(7,313)	(8,643)	3,615
Loss on disposition of discontinued operations	(123)	(1,622)	—

Income (loss) before income taxes	(7,436)	(10,265)	3,615
Related tax benefit	2,825	3,940	—

Income (loss) from discontinued operations, net of tax	$(4,611)	$(6,325)	$3,615

15.    EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by our weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the year.

        The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2003	2002
	(in thousands, except per share data)
Net income applicable to common shares:
Continuing operations	$19,798	$44,410
Discontinued operations	(4,611)	(6,325)

Net Income	$15,187	$38,085

Earnings per share:
Basic—
Continuing operations	$0.61	$1.34
Discontinued operations	(0.14)	(0.19)

Net income	$0.47	$1.15

Diluted—
Continuing operations	$0.61	$1.34
Discontinued operations	(0.15)	(0.19)

Net income	$0.46	$1.15

Common shares and common share equivalents:
Weighted-average shares outstanding	32,648	33,065

Basic shares	32,648	33,065
Shares issuable with respect to common share equivalents (stock options)	67	8

Diluted equivalent shares	32,715	33,073

16.    NON-CASH INVESTING AND FINANCING ACTIVITY

        For the years ended December 31, 2003 and 2002, approximately $5.7 million and $4.8 million, respectively, of the proceeds from the sale of dealerships were paid directly to the Lenders of our Committed Credit Facility.

        For the year ended December 31, 2003, approximately $27.1 million of the proceeds from sale/leaseback transactions were paid directly to our lenders.

        During the years ended December 31, 2003, 2002 and 2001 we entered into capital leases for land and buildings of $3.7 million, $–  and $0.1 million, respectively.

        During 2003, 2002 and 2001, we borrowed $17.7 million, $10.1 million and $10.3 million, respectively, under our loaner vehicle financing arrangements in connection with the purchase of loaner vehicles.

17.    OPERATING LEASES

        We lease various facilities and equipment under long-term operating lease agreements, including leases with our shareholders/employees or entities controlled by our shareholders/employees. In instances where we entered into leases in which the rent escalates at fixed rates over time, we record the rent expense on a straight-line basis over the life of the lease. Rent expense from continuing operations amounted to $32.7 million, $27.6 million and $24.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, $13.4 million, $13.8 million and $12.2 million, respectively, were paid to entities controlled by our shareholders or employees.

        Future minimum payments under long-term, non-cancelable operating leases as of December 31, 2003, are as follows:

	Related Parties	Third Parties	Total
	(in thousands)
2004	$14,575	$25,121	$39,696
2005	14,579	24,045	38,624
2006	14,355	22,530	36,885
2007	14,375	21,297	35,672
2008	13,654	20,978	34,632
Thereafter	19,116	174,381	193,497

Total	$90,654	$288,352	$379,006

        We have an option to acquire certain properties from one of our directors, which we currently lease. The purchase option, initially based on the aggregate appraised value, adjusts each year for movements in the Consumer Price Index. The purchase option of $52.2 million as of December 31, 2003, can only be exercised in total.

18.    COMMITMENTS AND CONTINGENCIES

        A significant portion of our vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States of America. As a result, our operations are subject to customary risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and socio-economic conditions in foreign countries. The United States of America or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices.

        Manufacturers may direct us to implement costly capital improvements to dealerships as a condition upon entering into franchise agreements with them. Manufacturers also typically require that their franchises meet specific standards of appearance. These factors, either alone or in combination, could cause us to divert our financial resources to capital projects from uses that management believes may be of higher long-term value, such as acquisitions.

        Substantially all of our facilities are subject to federal, state and local provisions regarding the discharge of materials into the environment. Compliance with these provisions has not had, nor do we expect such compliance to have, any material effect upon our capital expenditures, net earnings, financial condition, liquidity or competitive position. We believe that our current practices and procedures for the control and disposition of such materials comply with applicable federal, state and local requirements.

        We are involved in legal proceedings and claims, which arise in the ordinary course of our business and with respect to certain of these claims, we have been indemnified by the sellers of dealerships we have acquired. We do not expect that the amount of ultimate liability with respect to these actions will materially affect our financial condition, liquidity, results of operations or financial statement disclosures.

        Our dealerships hold dealer agreements with a number of vehicle manufacturers. In accordance with the individual dealer agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships or the loss of a dealer agreement could have a negative impact on our operating results.

        We have guaranteed two loans made by financial institutions either directly to management or to non-consolidated entities controlled by management, which totaled approximately $4.3 million at December 31, 2003. One of these guarantees, made on behalf of a former platform executive, was made in conjunction with the former executive acquiring equity in us. The primary obligor of this note is the former platform executive. This guarantee was made in November 1998. In each of these cases we believed that it was important for each of the individuals to have equity at risk. The second guarantee is made by a corporation we acquired in October 1998 and guarantees an industrial revenue bond, which we are legally required to guarantee. The primary obligor of the note is a non-dealership business entity and that entity's partners as individuals.

19.    RELATED PARTY TRANSACTIONS

        Certain of our directors, shareholders and their affiliates, and platform management, have engaged in transactions with us. These transactions primarily relate to long-term operating leases of facilities (see Note 17). We believe that these transactions and our other related party transactions involve terms comparable to terms that would be obtained from unaffiliated third parties.

        For the years ended December 31, 2003, 2002 and 2001, $0.6 million, $1.0 million and $1.5 million, respectively, was paid to an advertising entity in which one of our directors had a substantial interest.

        During 2003 and 2002, we paid $0.1 million and $0.3 million, respectively, in legal fees to a law firm in which one of our directors was Of Counsel.

        In 2003, we sold land to one of our directors for $0.8 million and entered into a long-term operating lease with the director for the property. The land is contiguous to other property owned by this director, for which we currently have long-term operating leases. We purchased the land for $0.8 million in January 2003.

        In 2003, we acquired one dealership facility consisting of five franchises from an executive of one of our platforms for $8.0 million.

        In 2002, we acquired land from one of our directors for $3.7 million for the purpose of expanding the operations of one of our dealerships facilities and for the construction of a new body shop facility.

20.    EQUITY BASED ARRANGEMENTS

        In connection with the IPO on March 14, 2002, all options to acquire membership interests in the equity of the limited liability company were exchanged for 1,072,738 options to purchase common stock in Asbury Automotive Group, Inc. As a result, we have established two fixed stock option plans under which we may grant non-qualified stock options to our officers and employees at prices granted at fair market value on the date of the grant. For all the plans, the stock options become exercisable over a three-year vesting period and expire ten years after the grant date. As of December 31, 2003, there were 5,800,730 stock options available for grant under our stock option plans, of which 2,798,397 were outstanding.

        The following table summarizes our outstanding member interest stock options:

Membership Interest Percentage
Options outstanding January 1, 2001	.004%
Granted	.039
Canceled	(.002)

Options outstanding December 31, 2001	.041%
Granted	.007

Options outstanding March 13, 2002	.048%

        On March 14, 2002 in connection with our IPO, member interest options outstanding were converted to stock options to purchase shares of our common stock.

	Stock Options	Weighted Average Exercise Price
Options outstanding March 14, 2002	1,072,738	$16.56
Granted	1,072,439	$16.05
Cancelled	(32,756)	$16.12

Options outstanding December 31, 2002	2,112,421	$16.31
Granted	942,850	$12.03
Exercised	(22,008)	$13.43
Canceled	(234,866)	$14.78

Options outstanding December 31, 2003	2,798,397	$15.02

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life Years	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$5.00 – $9.99	53,500	9.0	$7.74	11,167	$8.75
$10.00 – $14.99	1,013,112	8.8	$11.77	111,487	$13.33
$15.00 – $19.99	1,731,785	8.2	$17.14	584,509	$17.11

	2,798,397			707,163

        We apply APB No. 25 and the related interpretations in accounting for our stock option plans. Accordingly, we are required to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including disclosure of pro forma net earnings and earnings per share had compensation expense relating to the grants been measured under the fair value recognition provisions of SFAS No. 123 (see Note 2). The weighted average fair value of stock options granted during 2003, 2002 and 2001 were $6.63, $8.17 and $9.00, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2003	2002	2001
Expected life of option	5 years	5 years	5 years
Risk-free interest rate	2.7%	4.7%	4.2%
Expected volatility	63%	55%	54%
Expected dividend yield	0%	0%	0%

21.    RETIREMENT PLANS

        Prior to 2001, we and several of our subsidiaries had existing 401(k) salary deferral/savings plans for the benefit of substantially all of our employees. In 2001, we consolidated all of our existing 401(k) salary deferral/savings plans into one plan (the "Plan") with the exception of one platform's plan. Employees are eligible to participate in the Plan after one year of service. Employees electing to participate in the Plan may contribute up to 40% of their annual compensation limited to the maximum amount that can be deducted for income tax purposes each year. We match 50% of each employee's contributions up to 4%, with a maximum match of 2% of an employee's salary. Participants vest evenly over three years after entering the Plan. Expenses from continuing operations related to employer matching contributions totaled $2.4 million, $2.5 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

22.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        Our 8% Senior Subordinated Notes due 2014 are guaranteed by all of our current subsidiaries, other than our current Toyota and Lexus dealership subsidiaries, and all of our future domestic restricted subsidiaries, other than our future Toyota and Lexus dealership facilities. The following tables set forth, on a condensed consolidating basis, our balance sheets, statements of income and statements of cash flows, for our guarantor and non-guarantor subsidiaries for all financial statement periods presented in our Consolidated Financial Statements.

Condensed Consolidating Balance Sheet

December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$98,927	$7,784	$—	$106,711
Inventories	—	601,923	48,474	—	650,397
Other current assets	—	206,910	47,991	—	254,901

Total current assets	—	907,760	104,249	—	1,012,009
Property and equipment, net	—	262,450	4,541	—	266,991
Goodwill	—	342,831	61,312	—	404,143
Other assets	—	90,800	10,803	—	101,603
Investment in subsidiaries	433,707	69,240	—	(502,947)	—
Assets held for sale	—	29,533	—	—	29,533

Total assets	$433,707	$1,702,614	$180,905	$(502,947)	$1,814,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Floor plan notes payable	$—	$558,586	$43,581	$—	$602,167
Other current liabilities	—	93,064	61,795	—	154,859

Total current liabilities	—	651,650	105,376	—	757,026
Long-term debt	—	559,079	49	—	559,128
Other liabilities	—	33,446	6,240	—	39,686
Liabilities associated with assets held for sale	—	24,732	—	—	24,732
Shareholders' equity	433,707	433,707	69,240	(502,947)	433,707

Total liabilities and shareholders' equity	$433,707	$1,702,614	$180,905	$(502,947)	$1,814,279

Condensed Consolidating Balance Sheet

December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$18,779	$3,834	$—	$22,613
Inventories	—	541,728	50,111	—	591,839
Other current assets	—	195,596	39,541	—	235,137

Total current assets	—	756,103	93,486	—	849,589
Property and equipment, net	—	252,338	4,967	—	257,305
Goodwill	—	340,821	61,312	—	402,133
Other assets	—	62,895	3,863	—	66,758
Investment In subsidiaries	426,951	58,911	—	(485,862)	—
Assets held for sale	—	29,859	—	—	29,859

Total assets	$426,951	$1,500,927	$163,628	$(485,862)	$1,605,644

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Floor plan notes payable	$—	$484,134	$44,457	$—	$528,591
Other current liabilities	—	99,205	54,652	—	153,857

Total current liabilities	—	583,339	99,109	—	682,448
Long-term debt	—	438,523	217	—	438,740
Other liabilities	—	40,161	5,391	—	45,552
Liabilities associated with assets held for sale	—	11,953	—	—	11,953
Shareholders' equity	426,951	426,951	58,911	(485,862)	426,951

Total liabilities and shareholders' equity	$426,951	$1,500,927	$163,628	$(485,862)	$1,605,644

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$4,145,551	$645,634	$(14,680)	$4,776,505
Cost of sales	—	3,495,577	555,304	(14,680)	4,036,201

Gross profit	—	649,974	90,330	—	740,304
Operating expenses:
Selling, general and administrative	—	514,030	66,908	—	580,938
Depreciation and amortization	—	18,683	1,529	—	20,212
Impairment of goodwill	—	37,930	—	—	37,930

Income from operations	—	79,331	21,893	—	101,224
Other income (expense):
Floor plan interest expense	—	(17,403)	(1,397)	—	(18,800)
Other interest expense	—	(36,405)	(3,833)	—	(40,238)
Other expense	—	(689)	(431)	—	(1,120)
Equity in earnings of subsidiaries	15,187	10,064	—	(25,251)	—

Total other expense, net	15,187	(44,433)	(5,661)	(25,251)	(60,158)

Income from continuing operations before income taxes	15,187	34,898	16,232	(25,251)	41,066
Income tax expense	—	15,100	6,168	—	21,268

Net income from continuing operations	15,187	19,798	10,064	(25,251)	19,798
Loss from discontinued operations	—	(4,611)	—	—	(4,611)

Net income	$15,187	$15,187	$10,064	$(25,251)	$15,187

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$3,821,167	$609,200	$(15,102)	$4,415,265
Cost of sales	—	3,207,889	526,160	(15,102)	3,718,947

Gross profit	—	613,278	83,040	—	696,318
Operating expenses:
Selling, general and administrative	—	475,064	62,782	—	537,846
Depreciation and amortization	—	17,345	1,717	—	19,062

Income from operations	—	120,869	18,541	—	139,410
Other income (expense):
Floor plan interest expense	—	(16,470)	(1,390)	—	(17,860)
Other interest expense	—	(35,919)	(2,504)	—	(38,423)
Other income	—	554	47	—	601
Equity in earnings of subsidiaries	38,085	7,913	—	(45,998)	—

Total other expense, net	38,085	(43,922)	(3,847)	(45,998)	(55,682)

Income from continuing operations before income taxes	38,085	76,947	14,694	(45,998)	83,728
Income tax expense	—	23,568	4,197	—	27,765
Tax adjustment upon conversion from an LLC to a corporation	—	8,969	2,584	—	11,553

Net income from continuing operations	38,085	44,410	7,913	(45,998)	44,410
Loss from discontinued operations	—	(6,325)	—	—	(6,325)

Net income	38,085	38,085	7,913	(45,998)	38,085
Pro forma income tax expense (benefit):
Income tax expense	—	3,648	1,651	—	5,299
Tax adjustment upon conversion from an L.L.C. to a corporation	—	(8,969)	(2,584)	—	(11,553)

Tax affected pro forma net income	$38,085	$43,406	$8,846	$(45,998)	$44,339

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2001

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$3,561,585	$602,550	$(13,346)	$4,150,789
Cost of sales	—	2,998,907	521,480	(13,346)	3,507,041

Gross profit	—	562,678	81,070	—	643,748
Operating expenses:
Selling, general and administrative	—	438,830	59,303	—	498,133
Depreciation and amortization	—	23,309	4,336	—	27,645

Income from operations	—	100,539	17,431	—	117,970
Other income (expense):
Floor plan interest expense	—	(23,300)	(2,765)	—	(26,065)
Other interest expense	—	(41,285)	(3,196)	—	(44,481)
Other income (expense)	—	(689)	54	—	(635)
Equity in earnings of subsidiaries	44,184	11,524	—	(55,708)	—

Total other expense, net	44,184	(53,750)	(5,907)	(55,708)	(71,181)

Income from continuing operations before income taxes and minority interest	44,184	46,789	11,524	(55,708)	46,789
Income tax expense	—	4,980	—	—	4,980
Minority interest in subsidiary earnings	—	1,240	—	—	1,240

Net income from continuing operations	44,184	40,569	11,524	(55,708)	40,569
Income from discontinued operations	—	3,615	—	—	3,615

Net income	$44,184	$44,184	$11,524	$(55,708)	$44,184

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$90,439	$6,171	$—	$96,610
Cash flow from investing activities:
Capital expenditures	—	(53,523)	(1,110)	—	(54,633)
Acquisitions	—	(79,866)	—	—	(79,866)
Other investing activities	—	9,653	—	—	9,653

Net cash used in investing activities	—	(123,736)	(1,110)	—	(124,846)
Cash flow from financing activities:
Proceeds from issuance of senior subordinated notes	—	200,000	—	—	200,000
Proceeds from borrowings	—	115,510	—	—	115,510
Payment of debt issuance costs	—	(6,740)	—	—	(6,740)
Repayments of debt	—	(192,446)	(1,111)	—	(193,557)
Purchase of treasury stock	—	(9,700)	—	—	(9,700)
Proceeds from sale leaseback transactions	—	9,536	—	—	9,536
Distributions to members	—	(3,010)	—	—	(3,010)
Other financing activities	—	295	—	—	295

Net cash provided by (used in) financing activities	—	113,445	(1,111)	—	112,334

Net increase in cash and cash equivalents	—	80,148	3,950	—	84,098
Cash and cash equivalents, beginning of year	—	18,779	3,834	—	22,613

Cash and cash equivalents, end of year	$—	$98,927	$7,784	$—	$106,711

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$—	$66,405	$(1,284)	$—	$65,121
Cash flow from investing activities:
Capital expenditures	—	(53,775)	(817)	—	(54,592)
Acquisitions	—	(20,459)	—	—	(20,459)
Other investing activities	—	6,577	—	—	6,577

Net cash used in investing activities	—	(67,657)	(817)		(68,474)
Cash flow from financing activities:
Proceeds from issuance of senior subordinated notes	—	250,000	—	—	250,000
Proceeds from borrowings	—	71,108	—	—	71,108
Payment of debt issuance costs	—	(8,742)	—	—	(8,742)
Repayments of debt	—	(391,901)	(4,276)	—	(396,177)
Proceeds from initial public offering, net	—	65,415	—	—	65,415
Purchase of treasury stock	—	(5,364)	—	—	(5,364)
Distributions to members	—	(11,580)	—	—	(11,580)
Other financing activities	—	800	—	—	800

Net cash used in financing activities	—	(30,264)	(4,276)	—	(34,540)

Net decrease in cash and cash equivalents	—	(31,516)	(6,377)	—	(37,893)
Cash and cash equivalents, beginning of year	—	50,295	10,211	—	60,506

Cash and cash equivalents, end of year	$—	$18,779	$3,834	$—	$22,613

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2001

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$87,147	$8,268	$—	$95,415
Cash flow from investing activities:
Capital expenditures	—	(47,259)	(1,663)	—	(48,922)
Acquisitions	—	(50,150)	—	—	(50,150)
Other investing activities	—	1,889	—	—	1,889

Net cash used in investing activities	—	(95,520)	(1,663)	—	(97,183)
Cash flow from financing activities:
Proceeds from borrowings	—	399,717	—	—	399,717
Payment of debt issuance costs	—	(12,530)	—	—	(12,530)
Repayments of debt	—	(340,941)	(2,460)	—	(343,401)
Payments related to initial public offering	—	(2,437)	—	—	(2,437)
Distributions to members	—	(22,606)	—	—	(22,606)
Repurchase of members' equity	—	(3,710)	—	—	(3,710)

Net cash provided by (used in) financing activities	—	17,493	(2,460)	—	15,033

Net increase in cash and cash equivalents	—	9,120	4,145	—	13,265
Cash and cash equivalents, beginning of year	—	41,175	6,066	—	47,241

Cash and cash equivalents, end of year	$—	$50,295	$10,211	$—	$60,506

23. CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Year Ended December 31, 2003
Revenues(1)	$1,080,483	$1,246,244	$1,284,968	$1,164,810

Gross profit(1)	$172,181	$190,741	$197,893	$179,489

Net income (loss)(3)	$7,097	$12,273	$16,244	$(20,427)

Net income (loss) per common share:
Basic(3)	$0.21	$0.38	$0.50	$(0.63)

Diluted(3)	$0.21	$0.38	$0.50	$(0.62)

Year Ended December 31, 2002
Revenues(1)	$1,042,407	$1,122,205	$1,190,224	$1,060,429

Gross profit(1)	$167,397	$177,053	$184,125	$167,743

Net income	$5,162	$12,780	$14,644	$5,499

Net income per common share:
Basic(2)	$0.17	$0.38	$0.43	$0.16

Diluted(2)	$0.17	$0.37	$0.43	$0.16

(1)
For the first three quarters of 2003 and 2002, both revenues and gross profit were different from the comparable amounts previously reported in the filed Form 10-Q. The differences resulted from our reporting units, which were deemed discontinued operations subsequent to the filing of the respective Form 10-Q (see Note 14).

(2)
The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

(3)
In the fourth quarter of 2003, we recorded a goodwill impairment charge of $37.9 million ($29.2 million after tax) or $0.89 per share.

24. SUBSEQUENT EVENTS

Acquisitions and Divestitures

        During first quarter of 2004, we acquired three automotive dealerships for a total purchase price of $38.2 million and our preliminary allocation of purchase price resulted in $33.6 million to be allocated to goodwill and manufacturer franchise rights. We estimate that the annual revenues of the acquired franchises total $170.0 million, based on historical performance.

        During the first quarter of 2004, we completed the sale of a franchise that was classified as discontinued operations as of December 31, 2003.

Sale/Leaseback Agreement

        During the first quarter of 2004, we entered into an agreement with an unaffiliated third party in connection with future sale/leaseback transactions, under which we intend to sell certain land and buildings with a net book value of approximately $101.0 million to the third party for a sales price in excess of book value and enter into long term operating leases for the related facilities. We intend to use approximately $65.0 million of the proceeds from these transactions to repay the related mortgage indebtedness.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        During the year ended December 31, 2003 and 2002 (including the reaudit of our financial statements for the years ended December 31, 2001 and 2000) and through the date of this Form 10-K, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Deloitte & Touche LLP's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. We provided Deloitte & Touche LLP with a copy of the foregoing disclosure.

        On May 13, 2002, we removed Arthur Andersen LLP as our independent public accountants and on May 16, 2002 retained Deloitte & Touche LLP to serve as our independent public accountants for the fiscal year 2002. As the result of guidance published by the Auditing Standards Board, companies with both discontinued operations and previously issued financial statements that were audited by an accounting firm that has ceased to exist, are required to have their previously audited financial statements reaudited. Therefore, we retained Deloitte & Touche LLP to audit fiscal years 2000 and 2001.

Item 9A. Controls and Procedures

        Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        Reference is made to the information set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 11. Executive Compensation

        Reference is made to the information set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Reference is made to the information set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Equity Compensation Plan Information

        The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of December 31, 2003, were as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,745,602(1)	$14.04	2,990,694
Equity compensation plans not approved by security holders	1,043,795	$16.66	11,639

Total	2,798,397	$15.02	3,002,333

(1)
832,824 of these options were issued prior to security holder approval of our 2002 Option Plan on May 8, 2003.

        Our 2002 Stock Option Plan was originally adopted by our Board of Directors on March 9, 2002. On February 25, 2003, our Board of Directors approved an amendment to the 2002 Stock Option Plan increasing the number of shares available for issuance under the 2002 Stock Option Plan from 1,500,000 to 4,750,000. Our 2002 Stock Option Plan, as amended, was approved by our security holders at our annual shareholders meeting on May 8, 2003.

        In January 1999, we adopted an option plan under which we issued non-qualified options granting the right to purchase limited liability company interests in us prior to our incorporation (the "1999 Option Plan"). Under our 1999 Option Plan, which was amended and restated effective December 1, 2001, we granted options to certain of our directors, officers, employees and consultants for terms and at exercise prices and vesting schedules set by the Compensation Committee of our Board of Directors. Prior to our IPO, we issued options under our 1999 Option Plan for the purchase of 3.51% of the limited liability company interests in us which were converted upon our IPO into options to purchase 1,072,738 shares of our common stock in accordance with the 1999 Option Plan and which equaled 3.31% of our outstanding common stock as of December 31, 2003. Any unvested options granted under our 1999 Option Plan will vest and become exercisable upon a change of control. We do not intend to issue options under our 1999 Option Plan in the future.

Item 13. Certain Relationships and Related Transactions

        Reference is made to the information set forth under the caption "Related Party Transactions" appearing in the Management's Discussion and Analysis section of this Report and our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

        Reference is made to the information set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this report on Form 10-K:

(1)
Financial Statements:

    See index to Consolidated Financial Statements on page 55.

  (2)
  Financial Schedules:

    There are no schedules required to filed herewith.

  (3)
  Exhibits required to filed by Item 601 of Regulation S-K:

        The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of this Form 10-K.

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
4.3
First Supplemental Indenture, dated as of March 19, 2003, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors and The Bank of New York, as trustee (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
4.4	Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on schedule 1 thereto, and the Bank of New York, as Trustee
4.5	Form of 8% Exchangeable Note due 2014 (included in Exhibit 4.4)
10.1**	1999 Stock Option Plan (filed as Exhibit 10.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*
10.2**	2002 Stock Option Plan (filed as Appendix C to the Company's Proxy Statement with the SEC on April 9, 2003)*
10.3	Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.4**	Letter Agreement, dated January 5, 2004, between Asbury Automotive Group, Inc. and Thomas R. Gibson

10.5**	Severance Agreement of Philip R. Johnson, dated April 21, 2003 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10.6**	Letter Agreement, dated January 23, 2004, between Asbury Automotive Group, Inc. and Thomas F. Gilman
10.7**	Severance Pay Agreement of Robert D. Frank dated as of November 1, 2002 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.8**	Severance Agreement of Lynne A. Burgess, dated April 21, 2003 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10.9**	Employment Agreement of Kenneth B. Gilman (filed as Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on January 10, 2002)*
10.10**	Severance Agreement of J. Gordon Smith. Dated September 29, 2003 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.11**	Employment and Consulting Agreement of Thomas F. "Mack" McLarty, III (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.12
Credit Agreement, dated as of January 17, 2001, between Asbury Automotive Group, L.L.C. and Ford Motor Credit Company, Chrysler Financial Company, L.L.C. and General Motors Acceptance Corporation (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on July 27, 2001)*
10.13
Amendment No. 1 to the Credit Agreement, dated as of July 29, 2002, by and among Asbury Automotive Group, L.L.C., Asbury Automotive Group, Inc., Asbury Automotive Group Holdings, Inc. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation and the other lenders (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.14
Amendment No. 2 to the Credit Agreement, dated as of September 25, 2002, by and among Asbury Automotive Group, L.L.C., Asbury Automotive Group, Inc., Asbury Automotive Group Holdings, Inc. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation and the other lenders (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.15
Letter Agreement dated as of February 5, 2003, between Asbury Automotive Group, L.L.C. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
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
10.22
Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 2003)*
10.23	First Amended and Restated Credit Agreement, dated June 6, 2003 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10.24**	Amendment No. 1 to Employment Agreement of Kenneth B. Gilman
10.25**	Employment Agreement of Jeffrey I. Wooley
16	Letter re: change in certifying accountant (filed as Exhibit 16 to the Company's Form 8-K filed with the SEC on May 17, 2003)*
21.1	Subsidiaries of the Company
23	Consent of Deloitte & Touche LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Incorporated by reference.

  (b)
  Reports on Form 8-K:

        Report filed October 9, 2003, under Item 5, related to the issuance of a press release announcing that the Company is hosting a live "Investor Day" video web cast on October 15, 2003.

        Report filed October 15, 2003, under Item 5, related to the issuance of a press release announcing that it disclosed selected preliminary financial information for the quarter ended September 30, 2003, in conjunction with its live "Investor Day" video web cast.

        Report furnished October 30, 2003, under Item 12, related to the issuance of a press release announcing the Company's earnings for the third quarter and nine months ended September 30, 2003.

        Report filed November 4, 2003, under Item 5, related to the issuance of a press release announcing that a decision has been rendered in the private arbitration proceeding relating to amounts claimed by the estate of Brian E. Kendrick.

        Report filed December 2, 2003, under Item 5, related to the issuance of a press release announcing that its proposed agreement to acquire Bob Baker Auto Group of San Diego, California has been terminated.

        Report filed December 12, 2003, under Item 5, related to the issuance of a press release confirming the Company's 2003 earnings guidance.

        Report filed December 12, 2003, under Item 5, to update its consolidated financial statements and supplementary data included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        Report filed December 12, 2003, under Item 5, related to the issuance of a press release announcing a $150 million private placement of subordinated notes.

        Report filed December 23, 2003, under Item 5, relating to the issuance of a press release announcing the completion of the Company's $200 million private placement of senior subordinated notes.

        Report filed January 20, 2004, under Item 5, relating to the issuance of a press release announcing that the Board of Directors elected Michael J. Durham as Non-Executive Chairman and Thomas R. Gibson as Chairman Emeritus.

        Report filed February 11, 2004, under Item 5, relating to the issuance of a press release announcing that it has changed the release date of its financial results for the fourth quarter and year ended December 31, 2003.

        Report furnished February 25, 2004, under Item 12, relating to the issuance of a press release announcing the Company's earnings for the fourth quarter and year ended December 31, 2003.

        Report filed February 25, 2004, under Item 5, relating to the issuance of a press release announcing the Company's acquisition of Mercedes-Benz of Sacramento, California.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.
Date: March 11, 2004	by:	/s/ KENNETH B. GILMAN Name: Kenneth B. Gilman Title: Chief Executive Officer and President

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ KENNETH B. GILMAN (Kenneth B. Gilman)	Chief Executive Officer, President and Director	March 11, 2004
/s/ J. GORDON SMITH (J. Gordon Smith)	Senior Vice President and Chief Financial Officer	March 11, 2004
/s/ BRETT HUTCHINSON (Brett Hutchinson)	Vice President, Controller and Chief Accounting Officer	March 11, 2004
/s/ MICHAEL J. DURHAM (Michael J. Durham)	Chairman of the Board	March 11, 2004
(Timothy C. Collins)	Director	March 11, 2004
/s/ BEN DAVID MCDAVID (Ben David McDavid)	Director	March 11, 2004
/s/ JOHN M. ROTH (John M. Roth)	Director	March 11, 2004
/s/ IAN K. SNOW (Ian K. Snow)	Director	March 11, 2004

/s/ THOMAS C. ISRAEL (Thomas C. Israel)	Director	March 11, 2004
/s/ VERNON E. JORDAN, JR. (Vernon E. Jordan, Jr.)	Director	March 11, 2004
/s/ PHILIP F. MARITZ (Philip F. Maritz)	Director	March 11, 2004
/s/ THOMAS F. “MACK” MCLARTY (Thomas F. "Mack" McLarty)	Director	March 11, 2004
/s/ JEFFREY I. WOOLEY (Jeffrey I. Wooley)	Director	March 11, 2004

EXHIBIT INDEX

        The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
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
4.3
First Supplemental Indenture, dated as of March 19, 2003, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors and The Bank of New York, as trustee (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
4.4	Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on schedule 1 thereto, and the Bank of New York, as Trustee
4.5	Form of 8% Exchangeable Note due 2014 (included in Exhibit 4.4)
10.1	1999 Stock Option Plan (filed as Exhibit 10.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*
10.2	2002 Stock Option Plan (filed as Appendix C to the Company's Proxy Statement with the SEC on April 9, 2003)*
10.3	Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.4	Letter Agreement, dated January 5, 2004, between Asbury Automotive Group, Inc. and Thomas R. Gibson
10.5	Severance Agreement of Philip R. Johnson, dated April 21, 2003 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10.6	Letter Agreement, dated January 23, 2004, between Asbury Automotive Group, Inc. and Thomas F. Gilman
10.7	Severance Pay Agreement of Robert D. Frank dated as of November 1, 2002 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.8	Severance Agreement of Lynne A. Burgess, dated April 21, 2003 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*

10.9	Employment Agreement of Kenneth B. Gilman (filed as Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on January 10, 2002)*
10.10	Severance Agreement of J. Gordon Smith. Dated September 29, 2003 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.11	Employment and Consulting Agreement of Thomas F. "Mack" McLarty, III (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.12
Credit Agreement, dated as of January 17, 2001, between Asbury Automotive Group, L.L.C. and Ford Motor Credit Company, Chrysler Financial Company, L.L.C. and General Motors Acceptance Corporation (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on July 27, 2001)*
10.13
Amendment No. 1 to the Credit Agreement, dated as of July 29, 2002, by and among Asbury Automotive Group, L.L.C., Asbury Automotive Group, Inc., Asbury Automotive Group Holdings, Inc. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation and the other lenders (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.14
Amendment No. 2 to the Credit Agreement, dated as of September 25, 2002, by and among Asbury Automotive Group, L.L.C., Asbury Automotive Group, Inc., Asbury Automotive Group Holdings, Inc. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation and the other lenders (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.15
Letter Agreement dated as of February 5, 2003, between Asbury Automotive Group, L.L.C. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)*
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
10.22
Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 2003)*
10.23	First Amended and Restated Credit Agreement, dated June 6, 2003 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10.24	Amendment No. 1 to Employment Agreement of Kenneth B. Gilman
10.25	Employment Agreement of Jeffrey I. Wooley
16	Letter re: change in certifying accountant (filed as Exhibit 16 to the Company's Form 8-K filed with the SEC on May 17, 2003)*
21.1	Subsidiaries of the Company
23	Consent of Deloitte & Touche LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
ASBURY AUTOMOTIVE GROUP, INC. 2003 FORM 10-K ANNUAL REPORT
PART I
RISK FACTORS RELATED TO OUR DEPENDENCE ON VEHICLE MANUFACTURERS
RISKS RELATED TO OUR ACQUISITION STRATEGY
RISKS RELATED TO COMPETITION
RISKS RELATED TO THE AUTOMOTIVE INDUSTRY
OTHER RISKS RELATED TO OUR BUSINESS
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
ASBURY AUTOMOTIVE GROUP, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)
ASBURY AUTOMOTIVE GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
ASBURY AUTOMOTIVE GROUP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS'/MEMBERS' EQUITY
ASBURY AUTOMOTIVE GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ASBURY AUTOMOTIVE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001
Condensed Consolidating Balance Sheet December 31, 2003
Condensed Consolidating Balance Sheet December 31, 2002
Condensed Consolidating Statement of Income For the Year Ended December 31, 2003
Condensed Consolidating Statement of Income For the Year Ended December 31, 2002
Condensed Consolidating Statement of Income For the Year Ended December 31, 2001
Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2003
Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2002
Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2001
PART III
PART IV
SIGNATURES
EXHIBIT INDEX