Form 10-Q
period 2004-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2004-05-10
CIK 1144980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     __________

                        Commission file number: 001-31262
              -----------------------------------------------------
                          ASBURY AUTOMOTIVE GROUP, INC.
              (Exact name of Registrant as specified in its charter)

         Delaware                                       01-0609375
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

      622 Third Avenue, 37th Floor
           New York, New York                                     10017
(Address of principal executive offices)                       (Zip Code)

                                 (212) 885-2500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of May 5, 2004, was 34,064,456 (net of 1,590,013 treasury shares).

                          ASBURY AUTOMOTIVE GROUP, INC.
                                      INDEX

                                                                           Page

                         PART I - Financial Information

Item 1. Consolidated Financial Statements
          Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
            and December 31, 2003........................................     1
          Consolidated Statements of Income for the Three Months
            Ended March 31, 2004 and 2003 (Unaudited)....................     2
          Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2004 and 2003 (Unaudited)....................     3
          Notes to Consolidated Financial Statements (Unaudited).........     4
          Independent Accountants' Report................................    18

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    19
Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    28
Item 4. Controls and Procedures..........................................    28

                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K................................    29
         Signatures......................................................    30
         Index to Exhibits...............................................    31

PART I.   FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          ASBURY AUTOMOTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                                         March 31,      December 31,
                                        ASSETS                                             2004             2003
                                        ------                                         ------------    -------------
                                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ........................................................   $     45,986    $    106,711
  Contracts-in-transit .............................................................         97,373          93,881
  Restricted investments ...........................................................          1,637           1,591
  Accounts receivable (net of allowance of $2,168
    and $2,371, respectively) ......................................................        117,922         114,201
  Inventories ......................................................................        707,513         650,397
  Deferred income taxes ............................................................          8,766           8,811
  Prepaid and other assets .........................................................         45,719          36,417
  Assets held for sale .............................................................         44,040          29,533
                                                                                       ------------    ------------
              Total current assets .................................................      1,068,956       1,041,542

PROPERTY AND EQUIPMENT, net ........................................................        270,451         266,991
GOODWILL ...........................................................................        430,625         404,143
RESTRICTED INVESTMENTS, net of current portion .....................................          2,012           2,974
OTHER ASSETS .......................................................................        108,998          98,629
                                                                                       ------------    ------------
              Total assets .........................................................   $  1,881,042    $  1,814,279
                                                                                       ============    ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Floor plan notes payable .......................................................   $    625,153    $    602,167
    Current maturities of long-term debt ...........................................         34,839          33,250
    Accounts payable ...............................................................         43,314          42,882
    Accrued liabilities ............................................................         95,402          78,727
    Liabilities associated with assets held for sale ...............................         37,877          24,732
                                                                                       ------------    ------------
                     Total current liabilities .....................................        836,585         781,758

LONG-TERM DEBT .....................................................................        557,100         559,128
DEFERRED INCOME TAXES ..............................................................         21,474          22,179
OTHER LIABILITIES ..................................................................         23,023          17,507
COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value per share, 10,000,000 shares authorized --
    -- Common stock, $.01 par value per share, 90,000,000 shares authorized,
                                                                                                         34,026,317
       and 34,022,008 shares issued, including shares held in treasury, respectively            340             340
    Additional paid-in capital .....................................................        411,147         411,082
    Retained earnings ..............................................................         48,196          37,832
    Treasury stock, at cost, 1,590,013 shares held .................................        (15,064)        (15,064)
    Accumulated other comprehensive loss ...........................................         (1,759)           (483)
                                                                                       ------------    ------------
                     Total shareholders' equity ....................................        442,860         433,707
                                                                                       ------------    ------------
                     Total liabilities and shareholders' equity ....................   $  1,881,042    $  1,814,279
                                                                                       ============    ============


                 See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                 For the Three Months
                                                                    Ended March 31,
                                                              ---------------------------
                                                                  2004            2003
                                                              ------------   ------------

REVENUES:
    New vehicle ...........................................   $   725,278    $   625,035
    Used vehicle ..........................................       317,411        287,228
    Parts, service and collision repair ...................       147,345        127,379
    Finance and insurance, net ............................        33,194         28,830
                                                              ------------   ------------
       Total revenues .....................................     1,223,228      1,068,472

COST OF SALES:
    New vehicle ...........................................       671,822        578,198
    Used vehicle ..........................................       289,277        259,650
    Parts, service and collision repair ...................        71,088         60,224
                                                              ------------   ------------
       Total cost of sales ................................     1,032,187        898,072

GROSS PROFIT ..............................................       191,041        170,400

OPERATING EXPENSES:
    Selling, general and administrative ...................       153,579        136,987
    Depreciation and amortization .........................         5,139          4,739
                                                              ------------   ------------
       Income from operations .............................        32,323         28,674

OTHER INCOME (EXPENSE):
    Floor plan interest expense ...........................        (4,989)        (4,418)
    Other interest expense ................................       (10,322)        (9,954)
    Interest income .......................................           275            180
    Loss on sale of assets ................................           (42)          (291)
    Other expense .........................................          (162)          (549)
                                                              ------------   ------------
       Total other expense, net ...........................       (15,240)       (15,032)
                                                              ------------   ------------
      Income from continuing operations before income taxes        17,083         13,642

INCOME TAX EXPENSE ........................................         6,406          5,430
                                                              ------------   ------------
       Income from continuing operations ..................        10,677          8,212

DISCONTINUED OPERATIONS, net of tax .......................          (313)        (1,115)
                                                              ------------   ------------
       Net income .........................................   $    10,364    $     7,097
                                                              ============   ============

EARNINGS PER COMMON SHARE (basic and diluted) .............   $      0.32    $      0.21
                                                              ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
       Basic ..............................................        32,435         33,052
                                                              ============   ============
       Diluted ...........................................         32,721         33,053
                                                              ============   ============


                 See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                                  -----------------------
                                                                                                      2004       2003
                                                                                                  ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income ................................................................................   $  10,364    $   7,097
    Adjustments to reconcile net income to net cash (used in) provided by operating activities-
       Depreciation and amortization ..........................................................       5,139        4,739
       Depreciation and amortization from discontinued operations .............................          67          746
       Amortization of deferred financing fees ................................................         533        1,278
       Change in allowance for doubtful accounts ..............................................        (203)         (19)
       Loss on sale of assets .................................................................          42          291
       Loss (gain) on sale of discontinued operations .........................................         168         (816)
       Change in deferred income taxes ........................................................        (660)      (1,832)
       Other adjustments ......................................................................       1,546          643
    Changes in operating assets and liabilities, net of acquisitions and divestitures-
       Contracts-in-transit ...................................................................      (3,492)       2,254
       Accounts receivable ....................................................................      (8,767)      (1,485)
       Proceeds from the sale of accounts receivable ..........................................       5,248        4,319
       Inventories ............................................................................     (47,020)     (26,627)
       Prepaid and other assets ...............................................................      (5,496)      (3,623)
       Floor plan notes payable ...............................................................      17,790       30,607
       Accounts payable and accrued liabilities ...............................................      17,344       11,295
       Other assets and liabilities ...........................................................      (1,508)        (232)
                                                                                                  ----------   ----------
              Net cash (used in) provided by operating activities .............................      (8,905)      28,635

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures ......................................................................     (12,306)     (14,445)
    Payments for acquisitions .................................................................     (38,149)        (250)
    Proceeds from the sale of assets ..........................................................         357          327
    Proceeds from the sale of discontinued operations .........................................         445        1,591
    Maturity of restricted marketable securities ..............................................         916          913
    Net issuance of finance contracts .........................................................         (55)      (1,464)
    Other investing activities ................................................................          (3)      (1,450)
                                                                                                  ----------   ----------
              Net cash used in investing activities ...........................................     (48,795)     (14,778)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from borrowings ..................................................................       2,832       20,962
    Repayments of debt ........................................................................     (10,288)     (13,165)
    Proceeds from sale leaseback activity .....................................................       4,386         --
    Purchase of treasury stock ................................................................        --         (3,180)
    Distributions to members ..................................................................        --         (3,010)
    Proceeds from the exercise of stock options ...............................................          45         --
                                                                                                  ----------   ----------
              Net cash (used in) provided by financing activities .............................      (3,025)       1,607
                                                                                                  ----------   ----------
              Net (decrease) increase in cash and cash equivalents ............................     (60,725)      15,464

CASH AND CASH EQUIVALENTS, beginning of period ................................................     106,711       22,613
                                                                                                  ----------   ----------
CASH AND CASH EQUIVALENTS, end of period ......................................................   $  45,986    $  38,077
                                                                                                  ==========   ==========



See Note 11 for supplemental cash flow information



                 See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  DESCRIPTION OF BUSINESS

         Asbury Automotive Group, Inc. is a national automotive retailer, operating 140 franchises at 100 dealerships as of March 31, 2004. We offer an extensive range of automotive products and services, including new and used vehicles and related finance and insurance, vehicle maintenance and repair services, replacement parts and service contracts. We offer 35 domestic and foreign brands of new vehicles, including four heavy truck brands. Our retail network is organized into nine regional dealership groups, or "platforms," which are located in 20 markets in Southeastern, Midwestern, Southwestern and Northwestern United States. In addition to our nine platforms, we operate two dealerships in two markets in Northern California with the intention of ultimately building a platform in Northern California through additional "tuck in" acquisitions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited interim consolidated financial statements reflect the consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current period presentation.

         In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements as of March 31, 2004, and for the three months ended March 31, 2004 and 2003 have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. Our interim consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Revenue Recognition

         Revenue from the sale of new and used vehicles is recognized upon delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts and services is recognized upon delivery of parts to the customer or at the time vehicle service work is performed. Manufacturer incentives and rebates, including holdbacks, are recognized when they are earned under the respective manufacturers' incentive programs.

         We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we arrange financing for customers and receive commissions from financing institutions. We may be charged back ("chargebacks") for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and vehicle service contract revenues, net of estimated chargebacks, are included in finance and insurance revenue in the accompanying Consolidated Statements of Income.

Stock-Based Compensation

         We account for stock-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An amendment of FASB Statement No. 123." The following table illustrates the effect on net income and net income per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123:

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            --------------------
                                                                              2004        2003
  (In thousands, except per share data)                                     --------    --------

  Net income-as reported                                                    $10,364     $ 7,097
  Adjustments to net income:
      Stock-based compensation expense included in net income, net of tax        20          14
      Pro forma stock-based compensation expense, net of tax                 (1,189)       (812)
                                                                            --------    --------
  Pro forma net income                                                      $ 9,195     $ 6,299
                                                                            ========    ========

  Net income per common share--basic and diluted (as reported)              $  0.32     $  0.21
                                                                            ========    ========

  Pro forma net income per common share--basic and diluted                  $  0.28     $  0.19
                                                                            ========    ========

         The measure of fair value most often employed under SFAS No. 123, and used by us, is the Black-Scholes option valuation model ("Black-Scholes"). Traded options, unlike our stock-based awards, are not subject to vesting restrictions, are fully transferable and may use lower expected stock price volatility measures than those assumed below. We estimated the fair value of stock-based compensation issued to employees during each respective period using Black-Scholes with the following assumptions:

                                              For the Three Months
                                                Ended March 31,
                                              --------------------
                                               2004         2003
                                              -------      -------

      Risk free interest rate                  2.3%         2.5%
      Expected life of options                4 years      5 years
      Expected stock price volatility           53%          61%
      Expected dividend yield                   N/A          N/A

Discontinued Operations

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," certain amounts reflected in the accompanying Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Consolidated Statement of Income and Consolidated Statement of Cash Flows for the three months ended March 31, 2003, have been reclassified to reflect the status of our discontinued operations as of March 31, 2004, as though the businesses pending disposition had been classified as discontinued operations during the respective periods presented.

3.  ACQUISITIONS

         During the three months ended March 31, 2004 we acquired three automotive dealership locations (three franchises) for an aggregate purchase price of $38.1 million and during the three months ended March 31, 2003 we acquired one ancillary business for $0.3 million. Acquisitions during the first quarter of 2004 and 2003 were funded through the use of our working capital.

         The allocation of purchase price for acquisitions is as follows:

                                               For the Three Months
                                                  Ended March 31,
                                               ---------------------
                                                 2004         2003
       (In thousands)                          --------     --------

       Working capital                         $  3,102     $     -
       Fixed assets                               1,367         154
       Other assets                                 193           -
       Goodwill                                  26,487         125
       Franchise rights                           7,000           -
       Other liabilities                              -         (29)
                                               --------     --------
                Total purchase price           $ 38,149     $   250
                                               ========     ========

         The allocation of purchase price to assets acquired and liabilities assumed for certain current and prior year acquisitions has been based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available. Assets and liabilities recorded for certain acquisitions are subject to final purchase price adjustments for items such as the seller's representations regarding the adequacy of certain reserves.

4.  INVENTORIES

         Inventories consist of the following:

                                        March 31, 2004       December 31, 2003
         (In thousands)                 --------------       -----------------

         New vehicles                      $ 565,831             $ 517,227
         Used vehicles                        99,011                90,683
         Parts and accessories                42,671                42,487
                                           ---------             ---------
            Total inventories              $ 707,513             $ 650,397
                                           =========             =========

         The lower of cost or market reserves for inventory were $4.7 million and $4.6 million as of March 31, 2004 and December 31, 2003, respectively.

5.  GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

         Goodwill represents the excess cost of businesses acquired over the fair market value of the identifiable net assets. Goodwill is allocated to each reporting unit at the platform level. The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

      (In thousands)

      Balance, December 31, 2003                                $ 404,143
        Current year acquisitions                                  26,487
        Adjustments associated with prior year acquisitions           216
        Current year divestitures                                    (221)
                                                                ----------
      Balance, March 31, 2004                                   $ 430,625
                                                                =========

        During the three months ended March 31, 2004, we allocated $7.0 million of the purchase price of our acquisitions to manufacturer franchise rights. Manufacturer franchise rights totaled $45.0 million and $38.0 million as of March 31, 2004 and December 31, 2003, respectively.

6.  ASSETS HELD FOR SALE

         Assets and liabilities classified as held for sale as of March 31, 2004 include five dealership locations (six franchises) and real estate associated with two former dealership locations. Assets and liabilities classified as held for sale as of December 31, 2003 include two dealership locations (three franchises) and real estate associated with two former dealership locations.

         In addition, assets classified as held for sale as of March 31, 2004 and December 31, 2003 include real estate that we intend to sell under sale/leaseback agreements in the future. In connection with anticipated sale/leaseback transactions, we incurred costs associated with the acquisition of real estate and the construction of facilities that are expected to be completed and sold within one year. Accordingly, these costs are included in Assets Held for Sale on the accompanying Consolidated Balance Sheets. The book value of the land and construction-in-progress totaled $27.2 million and $22.8 million as of March 31, 2004 and December 31, 2003, respectively. Under these agreements, an unaffiliated third party purchased land at its fair value and is advancing funds to us equal to the cost of construction incurred for the facilities. We capitalize the cost of the land, construction and rent during the construction period, and record a corresponding liability equal to the amount of the advanced funds, included in Liabilities Associated with Assets Held for Sale on the accompanying Consolidated Balance Sheets. Upon completion of the construction, we will execute the sale/leaseback and remove the cost of the land and the related liability from the accompanying Consolidated Balance Sheets.

         A summary of assets and liabilities held for sale is as follows:

                                         March 31, 2004     December 31, 2003
      (In thousands)                     --------------     -----------------

      Assets:
        Inventories                         $ 12,003            $  2,116
        Property and equipment, net           32,037              27,417
        Other                                      -                   -
        Total assets                          44,040              29,533
      Liabilities:
        Floor plan notes payable              10,715               1,954
        Other liabilities                     27,162              22,778
        Total liabilities                     37,877              24,732
                                            --------            --------
      Net assets held for sale              $  6,163            $  4,801
                                            ========            ========

7.  LONG-TERM DEBT

           Long-term debt consists of the following:

                                                                       March 31, 2004     December 31, 2003
       (In thousands)                                                  --------------     -----------------

       9% Senior Subordinated Notes due 2012                              $ 250,000            $ 250,000
       8% Senior Subordinated Notes due 2014                                200,000              200,000
       Mortgage notes payable                                               113,616              116,664
       Notes payable collateralized by loaner vehicles                       19,422               15,744
       Non-interest bearing note payable to former shareholders               3,445                4,228
       Capital lease obligations                                              4,009                4,226
       Other notes payable                                                    1,447                1,516
                                                                            591,939              592,378
       Less--current portion                                                (34,839)             (33,250)
                                                                          ----------           ----------
       Long-term debt                                                     $ 557,100            $ 559,128
                                                                          ==========           ==========

8.  COMPREHENSIVE INCOME

         The following table provides a reconciliation of net income to comprehensive income:

                                                       For the Three Months
                                                          Ended March 31,
                                                      -----------------------
                                                       2004            2003
 (In thousands)

Net income                                            $ 10,364     $  7,097

Other comprehensive income:
  Change in fair value of interest rate swaps           (2,071)           -
  Income tax benefit (expense) associated with
    interest rate swaps                                    795            -
                                                        (1,276)           -
  Reclassification adjustment of loss on
    interest rate swaps included in net income            -              57
  Income tax expense associated with
    interest rate swaps                                   -             (24)
                                                     ---------     ---------
Comprehensive income                                 $   9,088     $  7,130
                                                     =========     =========

9.  DISCONTINUED OPERATIONS AND DIVESTITURES

         As of March 31, 2004 five dealership locations (six franchises) and real estate associated with two former dealership locations were pending disposition. The accompanying Consolidated Statement of Income for the three months ended March 31, 2003 has been reclassified to reflect the status of our discontinued operations as of March 31, 2004, as though the businesses pending disposition had been classified as discontinued operations during the respective periods presented.

         The following table provides further information regarding our discontinued operations as of March 31, 2004, including businesses sold prior to March 31, 2004 and businesses pending disposition as of March 31, 2004:


                                                     For the Three Months                For the Three Months
                                                     Ended March 31, 2004                Ended March 31, 2003
                                              ----------------------------------   ---------------------------------
                                                            Pending                            Pending
(Dollars in thousands)                           Sold     Disposition    Total       Sold*   Disposition**   Total
                                              ----------  -----------  ---------   --------  ------------  ---------

Franchises .................................          1           6           7           6           6          12
                                               ========    ========    =========   ========    =========   =========
Used-only locations ........................       --          --          --            10        --            10
                                               ========    ========    =========   ========    =========   =========
Ancillary businesses .......................       --          --          --             2        --             2
                                               ========    ========    =========   ========    =========   =========

Revenues ...................................   $   --      $ 15,112    $ 15,112    $ 20,307    $ 16,980    $ 37,287
Cost of sales ..............................       --        12,863      12,863      17,775      14,453      32,228
                                               ---------   ---------   ---------   ---------   ---------   ---------
         Gross profit ......................       --         2,249       2,249       2,532       2,527       5,059

Operating expenses .........................          8       2,478       2,486       4,848       2,656       7,504
                                               ---------   ---------   ---------   ---------   ---------   ---------

         Loss from operations ..............         (8)       (229)       (237)     (2,316)       (129)     (2,445)
Other expense, net .........................       --           (96)        (96)        (82)       (147)       (229)
                                               ---------   ---------   ---------   ---------   ---------   ---------
         Net loss ..........................         (8)       (325)       (333)     (2,398)       (276)     (2,674)

(Loss) gain on disposition of discontinued
     operations ............................       (168)       --          (168)        816        --           816
                                               ---------   ---------   ---------   ---------   ---------   ---------
         Loss before income taxes ..........       (176)       (325)       (501)     (1,582)       (276)     (1,858)
Related tax benefit ........................         66         122         188         632         111         743
                                               ---------   ---------   ---------   ---------   ---------   ---------
         Discontinued operations, net of tax   $   (110)   $   (203)   $   (313)   $   (950)   $   (165)   $ (1,115)
                                               =========   =========   =========   =========   =========   =========


  * Businesses were pending disposition as of March 31, 2003
 ** Businesses were pending disposition as of March 31, 2004

10.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the periods presented.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                  For the Three Months
                                                     Ended March 31,
                                                  ---------------------
  (In thousands, except per share data)             2004        2003
                                                  ---------   ---------
Net income:
  Continuing operations .......................   $ 10,677    $  8,212
  Discontinued operations .....................       (313)     (1,115)
                                                  ---------   ---------
                                                  $ 10,364    $  7,097
                                                  =========   =========
Earnings per share - basic and diluted:
  Continuing operations .......................   $   0.33    $   0.25
  Discontinued operations .....................      (0.01)      (0.04)
                                                  ---------   ---------
                                                  $   0.32    $   0.21
                                                  =========   =========
Common shares and common share equivalents:
  Weighted average shares outstanding - basic .     32,435      33,052
  Common share equivalents (stock options) ....        286           1
                                                  ---------   ---------
  Weighted average shares outstanding - diluted     32,721      33,053
                                                  =========   =========

11.  SUPPLEMENTAL CASH FLOW INFORMATION

         During the three months ended March 31, 2004 and 2003, we made interest payments, net of amounts capitalized, totaling $11.8 million and $8.4 million, respectively. During the three months ended March 31, 2004, we received $1.5 million of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Senior Subordinated Notes due 2014.

         During the three months ended March 31, 2004 and 2003, we made income tax payments totaling $0.1 million and $0.1 million, respectively.

         During the three months ended March 31, 2003, approximately $4.5 million of the proceeds from the sale of dealerships were paid directly to the Lenders of our Committed Credit Facility. We received all proceeds from dealerships we sold during the three months ended March 31, 2004 directly from the purchasers.

         During the three months ended March 31, 2003, approximately $16.6 million of the proceeds from sale/leaseback transactions were paid directly to our lenders. We did not sell any land or buildings in connection with sale/leaseback agreements during the three months ended March 31, 2004.

         During the three months ended March 31, 2003, we entered into capital leases for land and buildings of $0.4 million. We did not enter into any capital lease agreements during the three months ended March 31, 2004.

         During the three months ended March 31, 2004 and 2003, we borrowed $7.0 million and $4.6 million, respectively, under our loaner vehicle financing arrangements in connection with the purchase of loaner vehicles.

12.  COMMITMENTS AND CONTINGENCIES

Litigation

         We are involved in legal proceedings and claims, which arise in the ordinary course of business and with respect to certain of these claims, we have been indemnified by the sellers of dealerships we have acquired. We do not expect that the amount of ultimate liability with respect to the legal proceedings and claims will materially affect our financial condition, liquidity, results of operations or financial statement disclosures.

Guarantees

         We have guaranteed two loans made by financial institutions directly to one of our former platform executives and to a non-consolidated entity controlled by a current platform executive, which totaled approximately $4.1 million as of March 31, 2004. One of these guarantees, made on behalf of a former platform executive, was made in conjunction with the former executive acquiring equity in us. The primary obligor of this note is the former platform executive. This guarantee was made in November 1998, at which point we believed that it was important for each of the individuals to have equity at risk. The second loan that we guarantee was made by a corporation we acquired in October 1998 and guarantees an industrial revenue bond, which we are legally required to guarantee. The primary obligor of the note is a non-dealership business entity and that entity's partners as individuals.

         In addition, we have other guarantees in the ordinary course of business, which we believe will not have a material impact on our results of operations or financial position.

Environmental Matters

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

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         Our 8% Senior Subordinated Notes due 2014 are guaranteed by all of our current subsidiaries, other than our current Toyota and Lexus dealership subsidiaries, and all of our future domestic restricted subsidiaries, other than our future Toyota and Lexus dealership facilities. The following tables set forth, on a condensed consolidating basis, our balance sheets, statements of income and statements of cash flows, for our guarantor and non-guarantor subsidiaries for all financial statement periods presented in our interim consolidated financial statements.

                      Condensed Consolidating Balance Sheet
                              As of March 31, 2004



                                                        Parent     Guarantor    Non-guarantor
                                                        Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                      ----------  ------------  -------------  ------------  ------------
                                                                               (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents.......................   $     --     $   42,176   $    3,810     $     --       $   45,986
   Inventories ....................................         --        654,520       52,993           --          707,513
   Other current assets ...........................         --        217,352       54,065           --          271,417
   Assets held for sale ...........................         --         44,040         --             --           44,040
                                                      ----------   -----------  -----------    -----------    -----------
         Total current assets .....................         --        958,088      110,868           --        1,068,956
Property and equipment, net .......................         --        265,510        4,941           --          270,451
Goodwill ..........................................         --        369,589       61,036           --          430,625
Other assets ......................................         --         98,327       12,683           --          111,010
Investment in subsidiaries ........................      442,860       84,501         --         (527,361)          --
                                                      ----------   -----------  -----------    -----------    -----------
         Total assets .............................   $  442,860   $1,776,015   $  189,528     $ (527,361)    $1,881,042
                                                      ==========   ===========  ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Floor plan notes payable

                                                     $      --     $  580,552   $   44,601     $     --       $  625,153
   Other current liabilities ......................         --        119,403       54,152           --          173,555
   Liabilities associated with assets held for sale         --         37,877         --             --           37,877
                                                      ----------   -----------  -----------   -----------    -----------
         Total current liabilities ................         --        737,832       98,753           --          836,585

Long-term debt ....................................         --        557,052           48           --          557,100
Other liabilities .................................         --         38,271        6,226           --           44,497
Shareholders' equity ..............................      442,860      442,860       84,501      (527,361)       442,860
                                                      ----------   -----------  -----------   -----------    -----------
         Total liabilities and shareholders' equity   $  442,860   $1,776,015   $  189,528    $ (527,361)    $1,881,042
                                                      ==========   ===========  ===========   ===========    ===========

                      Condensed Consolidating Balance Sheet
                             As of December 31, 2003


                                                        Parent     Guarantor    Non-guarantor
                                                        Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                      ----------  ------------  -------------  ------------  ------------
                                                                               (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents ......................   $     --     $   98,927   $     7,784   $     --       $  106,711
   Inventories ....................................         --        601,923        48,474         --          650,397
   Other current assets ...........................      206,910       47,991       254,901
   Assets held for sale ...........................         --         29,533          --           --           29,533
                                                      ----------   -----------  -----------   -----------    -----------
         Total current assets .....................         --        937,293       104,249         --        1,041,542
Property and equipment, net .......................         --        262,450         4,541         --          266,991
Goodwill ..........................................         --        342,831        61,312         --          404,143
Other assets ......................................         --         90,800        10,803         --          101,603
Investment in subsidiaries ........................      433,707       69,240          --       (502,947)          --
                                                      ----------   -----------  -----------   -----------    -----------
         Total assets .............................   $  433,707   $1,702,614    $  180,905   $ (502,947)    $1,814,279
                                                      ==========   ===========  ===========   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Floor plan notes payable                           $      --    $  558,586    $   43,581   $     --      $  602,167
   Other current liabilities ......................         --         93,064        61,795         --         154,859
   Liabilities associated with assets held for sale         --         24,732          --           --          24,732
                                                      ----------   -----------  -----------   -----------    -----------
         Total current liabilities ................         --        676,382       105,376         --         781,758

Long-term debt ....................................         --        559,079            49         --         559,128
Other liabilities .................................         --         33,446         6,240         --          39,686
Shareholders' equity ..............................      433,707      433,707        69,240     (502,947)      433,707
                                                      ----------   -----------  -----------   -----------    -----------
         Total liabilities and shareholders' equity   $  433,707   $1,702,614   $   180,905   $ (502,947)   $1,814,279
                                                      ==========   ===========  ===========   ===========    ===========

                   Condensed Consolidating Statement of Income
                    For the Three Months Ended March 31, 2004



                                               Parent     Guarantor    Non-guarantor
                                               Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                             ----------  ------------  -------------  ------------  ------------
                                                                      (In thousands)
Revenues .................................   $    --     $ 1,062,887    $   163,776    $  (3,435)   $ 1,223,228
Cost of sales ............................        --         895,622        140,000       (3,435)     1,032,187
                                             ---------   -----------    -----------    ----------   -----------
         Gross profit ....................        --         167,265         23,776         --          191,041

Operating expenses:
   Selling, general and administrative ...        --         136,615         16,964         --          153,579
   Depreciation and amortization .........        --           4,740            399         --            5,139
                                             ---------   -----------    -----------    ----------   -----------
         Income from operations ..........        --          25,910          6,413         --           32,323

Other income (expense):
   Floor plan interest expense ...........        --          (4,651)          (338)        --           (4,989)
   Other interest expense ................        --          (9,255)        (1,067)        --          (10,322)
   Other income (expense) ................        --              79             (8)        --               71
   Equity in earnings of subsidiaries ....      10,364         3,125           --        (13,489)          --
                                             ---------   -----------    ------------   ----------   ------------
         Total other expense, net ........      10,364       (10,702)        (1,413)     (13,489)       (15,240)
                                             ---------   -----------    ------------   ----------   ------------
         Income from continuing operations
           before income taxes ...........      10,364        15,208          5,000      (13,489)        17,083

Income tax expense .......................        --           4,531          1,875         --            6,406
                                             ---------   -----------    ------------   ----------   ------------
         Income from continuing operations      10,364        10,677          3,125      (13,489)        10,677

Discontinued operations, net of tax ......        --            (313)          --           --             (313)
                                             ---------   -----------    ------------   ----------   ------------
         Net income ......................   $  10,364   $    10,364    $     3,125    $ (13,489)   $    10,364
                                             =========   ===========    ============   ==========   ============

                   Condensed Consolidating Statement of Income
                    For the Three Months Ended March 31, 2003



                                                 Parent     Guarantor    Non-guarantor
                                                 Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                               ----------  ------------  -------------  ------------  ------------
                                                                         (In thousands)

Revenues                                        $   --      $  925,461    $   146,191     $ (3,180)   $ 1,068,472
Cost of sales ............................          --         776,233        125,019       (3,180)       898,072
                                               ----------  ------------   ------------  ------------  ------------
         Gross profit ....................          --         149,228         21,172         --          170,400

Operating expenses:
   Selling, general and administrative ...          --         121,021         15,966         --          136,987
   Depreciation and amortization .........          --           4,292            447         --            4,739
                                               ----------  ------------   ------------  ------------  ------------
         Income from operations ..........          --          23,915          4,759         --           28,674

Other income (expense):
   Floor plan interest expense ...........          --          (4,114)          (304)        --           (4,418)
   Other interest expense ................          --          (8,943)        (1,011)        --           (9,954)
   Other income (expense) ................          --            (515)          (145)        --             (660)
   Equity in earnings of subsidiaries ....         7,097         1,986           --         (9,083)          --
                                               ----------  ------------   ------------  ------------  ------------
         Total other expense, net ........         7,097       (11,586)        (1,460)      (9,083)       (15,032)
                                               ----------  ------------   ------------  ------------  ------------
         Income from continuing operations
           before income taxes ...........         7,097        12,329          3,299       (9,083)        13,642

Income tax expense .......................          --           4,117          1,313         --            5,430
                                               ----------  ------------   ------------  ------------  ------------
         Income from continuing operations         7,097         8,212          1,986       (9,083)         8,212

Discontinued operations, net of tax ......          --          (1,115)          --           --           (1,115)
                                               ----------  ------------   ------------  ------------  ------------
        Net income ......................      $   7,097    $    7,097     $    1,986    $  (9,083)   $     7,097
                                               ==========  ============   ============  ============  ============

                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 2004



                                                        Parent     Guarantor    Non-guarantor
                                                        Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                      ----------  ------------  -------------  ------------  ------------
                                                                               (In thousands)
Net cash used in operating activities ........        $   --       $  (6,356)    $  (2,549)      $  --        $  (8,905)

Cash flow from investing activities:
   Capital expenditures ......................            --         (11,692)         (614)         --          (12,306)
   Payments for acquisitions .................            --         (38,149)         --            --          (38,149)
   Other investing activities ................            --           1,660          --            --            1,660
                                                      ----------   ----------    ----------      ---------    ----------
         Net cash used in investing activities            --         (48,181)         (614)         --          (48,795)

Cash flow from financing activities:
   Proceeds from borrowings ..................            --           2,832          --            --            2,832
   Repayments of debt ........................            --          (9,477)         (811)         --          (10,288)
   Proceeds from sale leaseback activity .....            --           4,386          --            --            4,386
   Other financing activities ................            --              45          --            --               45
                                                      ----------   ----------    ----------      ---------    ----------
         Net cash used in financing activities            --          (2,214)         (811)         --           (3,025)
                                                      ----------   ----------    ----------      ---------    ----------
         Net decrease in cash and cash
           equivalents .......................            --         (56,751)       (3,974)         --          (60,725)

Cash and cash equivalents, beginning of period            --          98,927         7,784          --          106,711
                                                      ----------   ----------    ----------      ---------    ----------
Cash and cash equivalents, end of period .....        $   --       $  42,176     $   3,810       $  --        $  45,986
                                                      ==========   ==========    ==========      =========    ==========

                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 2003



                                                        Parent     Guarantor    Non-guarantor
                                                        Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                      ----------  ------------  -------------  ------------  ------------
                                                                               (In thousands)

Net cash provided by operating activities ....         $   --       $ 27,007      $  1,628        $  --        $ 28,635

Cash flow from investing activities:
   Capital expenditures ......................             --        (14,300)         (145)          --         (14,445)
   Payments for acquisitions .................             --           (250)         --             --            (250)
   Other investing activities ................             --            (83)         --             --             (83)
                                                       ---------    ---------     ---------       --------     ---------
         Net cash used in investing activities             --        (14,633)         (145)          --         (14,778)

Cash flow from financing activities:
   Proceeds from borrowings ..................             --         20,962          --             --          20,962
   Repayments of debt ........................             --        (12,321)         (844)          --         (13,165)
   Purchase of treasury stock ................             --         (3,180)         --             --          (3,180)
   Distributions to members ..................             --         (3,010)         --             --          (3,010)
                                                       ---------    ---------     ---------       --------     ---------
         Net cash provided by (used in)
           financing activities ..............             --          2,451          (844)          --           1,607
                                                       ---------    ---------     ---------       --------     ---------
         Net increase in cash and cash
           equivalents .......................             --         14,825           639           --          15,464

Cash and cash equivalents, beginning of period             --         18,779         3,834           --          22,613
                                                       ---------    ---------     ---------       --------     ---------
Cash and cash equivalents, end of period .....         $   --       $ 33,604      $  4,473        $  --        $ 38,077
                                                       =========    =========     =========       ========     =========



14.  SUBSEQUENT EVENTS

Acquisitions

         During the second quarter of 2004, we acquired one dealership location (one franchise) in Northern California and two dealership locations (two franchises) in Southern California for a total purchase price of $33.2 million through the use of our working capital. We estimate annual revenues of the acquired franchises will total approximately $144.0 million, based on historical performance.

Exchange of 8% Senior Subordinated Notes due 2014

         In May 2004, we completed the exchange of all of our outstanding 8% Senior Subordinated Notes due 2014 for $200.0 million of new notes with identical terms that have been registered under the Securities Act of 1933, as amended.

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries ("the Company") as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2004 (which includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"), we expressed an unqualified opinion on those consolidated financial statements.



/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
April 30, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         We are a national automotive retailer, operating 140 franchises at 100 dealership locations in 11 states and 22 markets in the U.S., offering 35 different brands of vehicles, including four heavy truck brands. We also operate 23 collision repair centers that serve our markets.

         Our revenues are derived primarily from three basic products: (i) the sale of new and used vehicles; (ii) maintenance and collision repair services and the sale of automotive parts (collectively, "fixed operations"); and (iii) the arrangement of vehicle financing and the sale of various insurance and warranty products (collectively, "F&I"). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed ("PVR"); our fixed operations based on gross profit dollars; and F&I based on gross profit PVR.

         Since inception, we have grown through the acquisition of nine platforms and numerous "tuck-in" acquisitions. "Tuck-in" acquisitions are the purchase of dealerships in the market areas of our existing platforms. We use "tuck-in" acquisitions to increase the amount of vehicle brands we offer in a particular market area. In addition to our nine established platforms, we operate two franchises in Northern California and acquired three franchises in Southern California during the second quarter of 2004, with the intention of ultimately building platforms in each of these respective regions through additional acquisitions. All acquisitions were accounted for using the purchase method of accounting and the operations of the acquired dealerships are included in the consolidated statements of income commencing on the date acquired. We evaluate the organic growth of our revenue and gross profit on a same store basis.

         Our gross profit percentage varies with our revenue mix. The sale of vehicles generally results in lower gross profit percentage than our fixed operations. As a result, when vehicle sales decrease as a percentage of total sales, we expect that our overall gross profit percentage would increase.

         Selling, general and administrative expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other typical operating expenses. A significant portion of our selling expenses is variable (such as sales commissions), or controllable expenses (such as advertising), generally allowing our cost structure to adapt in response to trends in our business. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other selling, general and administrative expenses in the aggregate as a percentage of gross profit.

         Sales of motor vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. Although these factors may impact our business, we believe that any future negative trends may be mitigated by the performance of our used vehicle sales, fixed operations, our variable cost structure, regional diversity and advantageous brand mix.

         Our operations are subject to modest seasonal variations that are somewhat offset by our regional diversity. We typically generate more revenue and operating income in the second and third quarters than in the first and fourth quarters. Seasonality is based upon, among other factors, weather conditions, manufacturer incentive programs, model changeovers and consumer buying patterns.

         Over the past several years certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to stimulate customer demand for new vehicles. These programs serve to increase competition for late model used vehicles. We foresee the manufacturers continuing to use these incentive programs in the future and, as a result, we will continue to monitor our used inventory mix in order to carry higher levels of used vehicle inventory at lower price points, thereby reducing competition with our new vehicle sales. In addition, we expect to continue to expand our service capacity in order to meet anticipated future demand, as the relatively high volume of new vehicle sales resulting from the highly "incentivized" new vehicle market will drive service demand in the future.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

         Net income increased $3.3 million, or $0.11 per basic share, to $10.4 million, or $0.32 per basic share, for the three months ended March 31, 2004, from $7.1 million or $0.21 per basic share, for the three months ended March 31, 2003.

         Income from continuing operations increased $2.5 million, or $0.08 per basic share, to $10.7 million, or $0.33 per share, for the three months ended March 31, 2004, from $8.2 million, or $0.25 per share, for the three months ended March 31, 2003.

         The increases in net income and income from continuing operations are a result of several factors, including: (i) the operations of franchises we acquired during 2003 and the first quarter of 2004, (ii) the sale of non-profitable dealerships (iii) our continued focus on cost reduction and (iv) a significant improvement in the performance of our Arkansas and Oregon platforms. Improvements in the cost structure of our Oregon platform and increased used vehicle retail unit sales have led to a significant improvement in net income from continuing operations at the platform compared to the same period of the prior year. These improvements in our operations were offset by a decline in the performance of our Texas platform compared to the prior year period. Our Texas platform has been negatively impacted by a loss of market share in Houston, a significant reduction in the gross profit recognized on the sale of certain brands of new vehicles and general economic conditions in Texas.

Revenues

                                                 For the Three Months
(Dollars in thousands)                             Ended March 31,
                                                ----------------------   Increase       %
                                                   2004        2003     (Decrease)    Change
                                                ----------  ----------  ----------    -------
New vehicle data:
   Retail revenues-same store (1) ...........   $ 647,696   $ 611,600   $  36,096        6%
   Retail revenues-acquisitions .............      62,715        --
                                                ---------   ---------
            Total new retail revenues .......     710,411     611,600      98,811       16%

   Fleet revenues-same store (1) ............      14,867      13,435       1,432       11%
   Fleet revenues-acquisitions ..............        --          --
                                                ---------   ---------
            Total fleet revenues ............      14,867      13,435       1,432       11%
                                                ---------   ---------
            New vehicle revenue, as reported    $ 725,278   $ 625,035   $ 100,243       16%
                                                =========   =========

   New retail units-same store (1) ..........      21,796      21,767          29       --
   New retail units-actual ..................      23,869      21,767       2,102       10%

Used vehicle data:
   Retail revenues-same store (1) ...........   $ 216,357   $ 223,638   $  (7,281)      (3%)
   Retail revenues-acquisitions .............      22,773        --
                                                ---------   ---------
             Total used retail revenues ......    239,130     223,638      15,492        7%

   Wholesale revenues-same store (1) ........      71,213      63,590       7,623       12%
   Wholesale revenues-acquisitions ..........       7,068        --
            Total wholesale revenues ........      78,281      63,590      14,691       23%
                                                ---------   ---------
             Used vehicle revenue, as reported  $ 317,411   $ 287,228   $  30,183       11%
                                                =========   =========

   Used retail units-same store (1) .........      14,540      14,750        (210)      (1%)
   Used retail units-actual .................      15,782      14,750       1,032        7%



                                                 For the Three Months
(Dollars in thousands)                             Ended March 31,
                                                ----------------------   Increase       %
                                                   2004        2003     (Decrease)    Change
                                                ----------  ----------  ----------    -------
Parts, service and collision repair:
   Revenues-same store (1) ...................  $  134,105  $  127,379   $   6,726       5%
   Revenues-acquisitions .....................      13,240       --
                                                ----------  ----------
            Parts, service and collision
               repair revenue, as reported      $  147,345  $  127,379   $  19,966      16%
                                                ==========  ==========
Finance and insurance, net:
   Platform revenues-same store (1) ..........  $   30,198  $   28,830   $   1,368       5%
   Platform revenues-acquisitions ............       2,157       --
                                                ----------  ----------
            Platform finance and
              insurance, net .................      32,355      28,830       3,525      12%

   Corporate revenues ........................         839        --
                                                ----------  ----------
            Finance and insurance
              revenue, as reported ...........  $   33,194  $   28,830   $   4,364      15%
                                                ==========  ==========
Total revenue:
   Same store (1) ............................  $1,114,436  $1,068,472   $   45,964      4%
   Corporate .................................         839       --
   Acquisitions ..............................     107,953       --
                                                ----------  ----------
            Total revenue, as reported .......  $1,223,228  $1,068,472   $  154,756     14%
                                                ==========  ==========

         (1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

         Total revenues increased $154.8 million to $1.2 billion for the three months ended March 31, 2004 from $1.1 billion for the three months ended March 31, 2003. Same store revenue grew $46.0 million, or 4%, to $1.1 billion for the three months ended March 31, 2004. On a same store basis, new retail units were relatively flat. However, same store new vehicle retail revenues were up 6% reflecting an increase in our average selling price driven by our strong luxury and mid-line import sales mix. Same store used vehicle revenue decreased $7.3 million, or 3%, to $216.4 million as manufacturer incentive programs on new vehicles and a competitive used vehicle market negatively impacted our used retail unit sales volume and sales revenue per used vehicle retailed. Although we have experienced this negative trend in the used vehicle market over the last several quarters, we have slowed the rate of deterioration of our used vehicle sales revenues through managing our used inventory mix in order to carry higher levels of used vehicle inventory at lower price points, thereby reducing competition with our new retail vehicle sales.

         Fixed operations revenue increased 5% on a same store basis due to increased warranty work generated by certain manufacturer recalls, an increase in the wholesale of parts to local automotive service and repair businesses and growth in service as a result of our continued focus on "customer pay" business, service adviser training, expansion of our product offerings, implementation of advertising campaigns and growth in our import warranty business.

         We achieved 5% same store growth in Platform F&I revenue, as we continue to benefit from increased product offerings, the utilization of menus in the F&I sales process, the maturation of our corporate sponsored programs and the sharing of best practices between our platforms. Also contributing to our same store results of Platform F&I is the improvement of the finance and insurance operations at franchises we acquired in prior years, which generally continue to improve for several years after the acquisition date. Platform F&I excludes revenue resulting from contracts negotiated by our corporate office, which is attributable to retail units sold during prior periods.

         We expect total revenue to increase as we continue to acquire dealerships and expand our service capacity in order to meet anticipated future demand, as the relatively high volume of new vehicles sales resulting from the highly "incentivized" new vehicle market will drive service demand.

Gross Profit

                                                                    For the Three Months
(Dollars in thousands, except for per vehicle data)                     Ended March 31,
                                                                   -----------------------   Increase        %
                                                                      2004         2003     (Decrease)     Change
                                                                   ----------   ----------  ----------     ------
New vehicle data:
   Retail gross profit-same store (1) ..........................   $  47,763    $  46,485   $   1,278         3%
   Retail gross profit-acquisitions ............................       5,319         --
                                                                   ---------    ---------
            Total new retail gross profit ......................      53,082       46,485       6,597        14%

   Fleet gross profit-same store (1) ...........................         374          352          22         6%
   Fleet gross profit-acquisitions .............................        --           --
            Total fleet gross profit ...........................         374          352          22         6%
                                                                   ---------    ---------
            New vehicle gross profit, as reported ..............   $  53,456    $  46,837   $   6,619        14%
                                                                   =========    =========

   New retail units-same store (1) .............................      21,796       21,767          29        --
   New retail units-actual .....................................      23,869       21,767       2,102        10%

Used vehicle data:
   Retail gross profit-same store (1) ..........................   $  26,160    $  27,292   $  (1,132)       (4%)
   Retail gross profit-acquisitions ............................       2,481         --
                                                                   ---------    ---------
            Total used retail gross profit .....................      28,641       27,292       1,349         5%

   Wholesale gross profit-same store (1) .......................        (442)         286        (728)     (255%)
   Wholesale gross profit-acquisitions .........................         (65)        --
                                                                   ---------    ---------
            Total wholesale gross profit .......................        (507)         286        (793)     (277%)
                                                                   ---------    ---------
            Used vehicle gross profit, as reported .............   $  28,134    $  27,578   $     556         2%
                                                                   =========    =========

   Used retail units-same store (1) ............................      14,540       14,750        (210)       (1%)
   Used retail units-actual ....................................      15,782       14,750       1,032         7%

Parts, service and collision repair:
   Gross profit-same store (1) .................................   $  69,482    $  67,155   $   2,327         3%
   Gross profit-acquisitions ...................................       6,775         --
                                                                   ---------    ---------
            Parts, service and collision repair
              gross profit, as reported                            $  76,257    $  67,155   $   9,102        14%
                                                                   =========    =========

Finance and insurance, net:
   Platform gross profit-same store (1) ........................   $  30,198    $  28,830   $   1,368         5%
   Platform gross profit-acquisitions ..........................       2,157         --
                                                                   ---------    ---------
                   Platform finance and insurance, net (2) .....      32,355       28,830       3,525        12%
   Gross profit-corporate ......................................         839         --
                                                                   ---------    ---------
            Finance and insurance gross profit, as reported ....   $  33,194    $  28,830   $   4,364        15%
                                                                   =========    =========

   Platform gross profit PVR-same store (1) ....................   $     831    $     789   $      42         5%
   Platform gross profit PVR-actual (2) ........................   $     816    $     789   $      27         3%
   Gross profit PVR-actual .....................................   $     837    $     789   $      48         6%

Total gross profit:
   Gross profit-same store (1) .................................   $ 173,535    $ 170,400   $   3,135         2%
   Gross profit-acquisitions ...................................      16,667         --
   Gross profit-corporate ......................................         839         --
                                                                   ---------    ---------
            Total gross profit, as reported ....................   $ 191,041    $ 170,400   $  20,641        12%
                                                                   =========    =========

 (1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which we owned the dealership.
 (2) Refer to "Reconciliation of Non-GAAP Financial Information" for further discussion regarding platform finance and insurance gross profit PVR.

         Gross profit increased $20.6 million, or 12%, to $191.0 million for the three months ended March 31, 2004 from $170.4 million for the three months ended March 31, 2003. Same store gross profit increased $3.1 million, or 2%, to $173.5 million for the three months ended March 31, 2004. Same store gross profit on new retail vehicle sales increased 3% for the three months ended March 31, 2004. The improvement in gross profit on new retail vehicle sales was primarily due to a shift in our sales mix toward luxury vehicles. Same store gross profit on used vehicle retail sales decreased $1.1 million, or 4%, to $26.2 million for the three months ended March 31, 2004, as a highly competitive used vehicle market and manufacturer incentives on new vehicles continued to negatively impact used vehicle unit sales volumes and gross profit per used vehicle retailed. Same store fixed operations increased $2.3 million, or 3%, to $69.5 million for the three months ended March 31, 2004, resulting primarily from increased warranty work generated by manufacturer recalls and an increase in the wholesale of manufacturer parts to local automotive service and repair businesses.

Selling, General and Administrative Expenses-

         Selling, general and administrative expenses increased $16.6 million to $153.6 million for the three months ended March 31, 2004, from $137.0 million for the three months ended March 31, 2003. Selling, general and administrative expenses as a percentage of gross profit for the three months ended March 31, 2004 remained constant at 80.4% compared to the three months ended March 31, 2003. Our continued focus on cost reduction enabled us to maintain this expense ratio, even though selling, general and administrative expenses for the three months ended March 31, 2004 included $1.2 million of expenses arising from management changes made in 2003. Advertising expense as a percentage of gross profit increased to 6.7% for the three months ended March 31, 2004, as compared to 6.2% for the three months ended March 31, 2003. The increase in selling, general and administrative expenses are partially attributable additional rent expense resulting from sale/leaseback transactions completed during 2003.

         We expect selling, general and administrative expenses in the aggregate and as a percentage of gross profit to increase in the future as we incur additional rent resulting from the anticipated completion of a sales/leaseback transaction with an unaffiliated third party. In connection with this transaction we intend to sell certain land and buildings with a net book value of approximately $100.0 million for a sales price in excess of the book value and enter into long-term operating leases for the related facilities.

Depreciation and Amortization-

         Depreciation and amortization expense increased $0.4 million to $5.1 million for the three months ended March 31, 2004, from $4.7 million for the three months ended March 31, 2003. This increase is primarily related to the addition of property, plant and equipment acquired during the nine months ended December 31, 2003 and the three months ended March 31, 2004, off-set by the sale of property, plant and equipment during 2004, in connection with sale/leaseback agreements.

         We expect depreciation and amortization expense to decrease in the future as a result of the anticipated completion of the sales/leaseback transaction with an unaffiliated third party, under which we intend to sell certain land and buildings with a net book value of approximately $100.0 million.

Other Income (Expense)-

         Floor plan interest expense increased $0.6 million to $5.0 million for the three months ended March 31, 2004, from $4.4 million for the three months ended March 31, 2003. This increase was due to higher average new vehicle inventory levels during 2004 as compared to 2003, resulting primarily from the additional inventory of acquired franchises.

         Other interest expense increased $0.3 million to $10.3 million for the three months ended March 31, 2004, from $10.0 million for the three months ended March 31, 2003. The increase was principally attributable to the higher interest rate on our 8% Senior Subordinated Notes due 2014, which were issued in December 2003, as compared to the lower variable rate interest associated with our committed credit facility during the three months ended March 31, 2003. The increase in other interest expense was off-set by interest received from an interest rate swap agreement we entered into in December 2003 in connection with the issuance of our 8% Senior Subordinated Notes due 2014, and the reduction of mortgage indebtedness resulting from our sale/leaseback transactions.

         Other income (expense) includes costs that are dependent upon many factors and are difficult to predict; however, we expect future increases or decreases in other income (expense) to result primarily from the increase or decrease in interest rates and average new vehicle inventories, and the use of our committed credit facility to finance future acquisitions. In addition, we expect interest expense associated with outstanding mortgages to decrease as a result of the anticipated sale/leaseback transaction with an unaffiliated third party.

Income Tax Provision-

         Income tax expense increased $1.0 million to $6.4 million for the three months ended March 31, 2004, from $5.4 million for the three months ended March 31, 2003, as increases in net income before taxes more than offset the reduction of our effective tax rate. Our effective tax rate for the three months ended March 31, 2004, was 37.5% compared to 39.8% for the three months ended March 31, 2003. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our annual effective tax rate will fluctuate between 37% and 38% for the year ending December 31, 2004.

Discontinued Operations-

         As of March 31, 2004, we were actively pursuing the sale of five dealership locations (six franchises) and real estate associated with two former dealership locations. The $0.3 million loss from discontinued operations is primarily attributable to the operating losses of the franchises mentioned above. The loss from discontinued operations for the three months ended March 31, 2003, of $1.1 million included the results of operations of the dealerships mentioned above and five dealership locations (six franchises), ten used-only dealership locations and two ancillary businesses that were closed during 2003 offset by the net gain on the sale of businesses sold during the period.

LIQUIDITY AND CAPITAL RESOURCES

         We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of March 31, 2004, our funds generated through future operations and the funds available for borrowings under our committed credit facility, Floor Plan Facilities (as defined below), mortgage notes and proceeds from sale/leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions and any seasonal operating requirements for the foreseeable future.

         As of March 31, 2004, we had cash and cash equivalents of $46.0 million and working capital of $232.4 million as compared to cash and cash equivalents of $106.7 million and working capital of $259.8 million as of December 31, 2003.

Floor Plan Financing-

         We finance substantially our entire new vehicle inventory and a portion of our used vehicle inventory under the floor plan financing credit facilities (the "Floor Plan Facilities"). The Floor Plan Facilities provide used vehicle financing up to a fixed percentage of the value of each financed used vehicle. Total availability under our Floor Plan Facilities is $695.0 million, which is distributed among the Ford Motor Credit Company, DaimlerChrysler Financial Services North America, L.L.C and General Motors Acceptance Corporation. In addition, we have total availability of $32.2 million as of March 31, 2004, under ancillary floor plan facilities with Comerica Bank and Navistar Financial for our heavy trucks business within our Atlanta platform. As of March 31, 2004 we had $625.2 million outstanding under all our floor plan financing agreements.

Acquisitions and Acquisition Financing-

         During the three months ended March 31, 2004 we acquired two dealerships (three franchises) for approximately $38.1 million, which were funded through the use of our working capital. We plan to utilize either our working capital or our committed credit facility to finance future acquisitions. As of March 31, 2004, we had $250.0 million available under our committed credit facility to finance acquisitions.

Pending Acquisitions and Divestitures-

         As of March 31, 2004, we had executed contracts to acquire four dealership locations (four franchises) representing combined annual revenues of approximately $210.0 million for $51.2 million. During April 2004, we acquired three of these franchises, which are located in Southern California for approximately $33.2 million through the use of our working capital.

         As of March 31, 2004, we were actively pursuing the divestiture of five dealership locations (six franchises) and real estate associated with two former dealership locations.

Sales/Leaseback Transactions

         We have entered into an agreement with an unaffiliated third party in connection with future sale/leaseback transactions, under which we intend to sell certain land and buildings with a net book value of approximately $100.0 million to the third party for a sales price in excess of book value and enter into long-term operating leases for the related facilities. We have not yet finalized the specific properties to be sold or the final sales price. At such a time that the specific properties and sales price has been agreed upon, we will classify the related real estate as Assets Held for Sale and the related mortgages as Liabilities associated with Assets Held for Sale. Upon completion of this transaction, we intend to use approximately $65.0 million of the proceeds from these transactions to repay the related mortgage indebtedness.

Debt Covenants-

         We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) a current ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of March 31, 2004; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was approximately 1.4 to 1 as of March 31, 2004 and (iii) a leverage ratio of not more than 4.4 to 1, of which our ratio was approximately 0.8 to 1 as of March 31, 2004. A breach of these covenants could cause an acceleration of repayment and termination of the facility by the Lenders. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of March 31, 2004 and (ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was approximately 2.5 to 1 as of March 31, 2004. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant's lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of March 31, 2004, we were in compliance with all our debt and lease agreement covenants.

Cash Flows for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Operating Activities-

         Net cash used in operating activities totaled $8.9 million for the three months ended March 31, 2004 and net cash provided by operating activities totaled $28.6 million for the three months ended March 31, 2003. Cash flow from operating activities include net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory.

         The increase in cash used in operating activities during the three months ended March 31, 2004, was primarily due to differences in the timing of inventory purchases and obtaining the related floor plan financing. These timing differences resulted in net cash outflow of $29.2 million.

Investing Activities-

         Net cash used in investing activities totaled $48.8 million and $14.8 million for the three months ended March 31, 2004 and 2003, respectively. Cash used in investing activities relate primarily to capital expenditures and acquisitions.

         Capital expenditures totaled $12.3 million and $14.4 million for the three months ended March 31, 2004 and 2003, respectively. Capital expenditures are related to required improvements of our existing dealerships, upgrades of existing facilities and construction of new facilities. Future capital expenditures will be primarily related to operational improvements to maintain our current operations or to provide us with acceptable rates of return on investments and manufacturer-required spending to upgrade existing dealership facilities. We expect that capital expenditures will total between $50.0 million and $60.0 million during 2004.

         Cash used to acquire dealerships totaled $38.1 million for the three months ended March 31, 2004, compared to $0.3 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, we funded the acquisition of three dealership locations (three franchises) through the use of our working capital.

Financing Activities-

         Cash used in financing activities totaled $3.0 million and $1.6 million for the three months ended March 31, 2004 and 2003, respectively, which consisted primarily of proceeds from borrowings and repayments under our Committed Credit Facility and mortgages, proceeds from sale/leaseback activity and, during the first quarter of 2003, purchases of treasury stock and distributions to our former members.

         During the three months ended March 31, 2004 and 2003 our borrowings of $2.8 million and $21.0 million, respectively, and repayments of debt of $10.3 million and $13.2 million, respectively, related primarily to mortgages associated with our land and buildings.

         During the 2004 period, we received $4.4 million of advances from lessors in connection with future sale/leaseback transactions. These sale/leaseback transactions related primarily to facility construction and improvement projects at two of our dealership locations.

         During the 2003 period, we paid $3.2 million to repurchase shares of our common stock. We have no immediate plans to repurchase additional shares of our common stock.

         We distributed $3.0 million to our former members (current shareholders) during the 2003 period to cover their income tax liabilities. This distribution represented our final limited liability company distribution to our former members.

Off Balance Sheet Transactions

         We had no off balance sheet transactions during the periods presented other than those disclosed in Note 12 of our interim consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual amounts could differ from those estimates. On an ongoing basis, management evaluates its estimates and assumptions and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. We have disclosed all significant accounting policies in note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. We have identified the following policies, which were discussed with the Audit Committee of our Board of Directors, as critical to understanding our results of operations.

Inventories-

         Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the "first-in, first-out" method ("FIFO") to account for our parts inventories. We maintain a reserve for specific inventory units that have a cost basis in excess of fair value. These reserves were $4.7 million and $4.6 million as of March 31, 2004 and December 31, 2003, respectively. In assessing lower of cost or market for new vehicles, we primarily consider the aging of vehicles along with the timing of annual and model changeovers. The assessment of lower of cost or market for used vehicles considers recent data and trends such as loss history, current aging of the inventory and current market conditions.

Notes Receivable-Finance Contracts-

         As of March 31, 2004 and December 31, 2003, we had outstanding notes receivable from finance contracts of $33.2 million and $33.1 million, respectively (net of an allowance for credit losses of $5.7 million and $4.7 million, respectively). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we consider the value of the underlying collateral in our assessment of the reserve.

Chargeback Reserve-

         We receive commissions from the sale of various insurance and vehicle service contracts to customers and through the arrangement of vehicle financing for customers. We may be charged back ("chargeback") for such commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established at that time. The reserve considers our historical chargeback experience, including timing, as well as national industry trends. This data is evaluated on a product-by-product basis. These reserves totaled $11.6 million and $11.8 million as of March 31, 2004 and December 31, 2003, respectively.

Goodwill and Other Intangible Assets-

         Our intangible assets relate primarily to goodwill and manufacturer franchise rights associated with acquisitions of dealerships, which we account for under the purchase method of accounting as required by SFAS No. 141, "Business Combinations." In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill and other intangible assets, which are deemed to have indefinite lives, but test these assets for impairment at least annually, or more frequently if any event occurs or circumstances change that indicate possible impairment. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers' brand names. Goodwill and franchise rights are allocated to each reporting unit at the platform and franchise level, respectively. The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each manufacturer franchise right. Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets.

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

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Platform Finance and Insurance Gross Profit PVR-

         We evaluate our finance and insurance gross profit performance on a PVR basis by dividing our total finance and insurance gross profit by the number of retail vehicles sold. During 2003, our corporate office renegotiated a contract with one of our third party finance and insurance product providers, which resulted in the recognition of revenue during the three months ended March 31, 2004 that was attributable to retail vehicles sold during prior periods. We believe that platform finance and insurance, which excludes the additional revenue derived from this contract, provides a more accurate measure of our finance and insurance operating performance. The following table reconciles finance and insurance gross profit to platform finance and insurance gross profit, and provides the necessary components to calculate platform finance and insurance gross profit PVR (in thousands, except for unit and per vehicle data):

                                                           For the Three Months
                                                           Ended March 31, 2004
                                                           --------------------

Finance and insurance gross profit, net (as reported)            $ 33,194
Less:  Corporate finance and insurance gross profit                  (839)
                                                                 --------
Platform finance and insurance gross profit                      $ 32,355
                                                                 ========

Platform finance and insurance gross profit PVR                  $    816
                                                                 ========

Retail units sold:
   New retail units                                                23,869
   Used retail units                                               15,782
                                                                 --------
       Total                                                       39,651
                                                                 ========

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

         We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $287.7 million of variable rate long-term debt (including the current portion) outstanding at March 31, 2004, a 1% change in interest rates would result in a change of approximately $2.9 million to our annual other interest expense. Based on floor plan amounts outstanding at March 31, 2004, a 1% change in the interest rates would result in a $6.3 million change to annual floor plan interest expense.

         We receive interest credit assistance from certain automobile manufacturers, which is accounted for as a reduction in the cost of inventory on our consolidated balance sheet and recognized as a reduction to cost of sales upon the sale of the related inventory. For the three months ended March 31, 2004, we recognized $5.8 million as a reduction to cost of sales associated with interest credit assistance. Although we can provide no assurance as to the amount of future interest credit assistance, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Interest Rate Hedges

         We use interest rate swaps to manage our capital structure. In December 2003, we entered into two forward interest rate swaps with a combined notional principal amount of $200.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. The swap agreements were designated and qualify as interest rate hedges of future changes in interest rates of our variable rate floor plan indebtedness and we expect that these hedges will contain minor ineffectiveness once they become effective in March 2006. As of March 31, 2004, the swaps had a fair value of $6.8 million, which was included in other liabilities and accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.

         During December 2003, we entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our fixed rate senior subordinated debt and does not contain any ineffectiveness. As of March 31, 2004, the swap agreement had a fair value of $3.9 million, which was included in other assets and accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.

Item 4. Controls and Procedures

         Based on their evaluation as of a date within 45 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
                                       ---
                           Forward-Looking Statements

         This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and projections regarding the Company's financial position, results of operations, market position, product development and business strategy. These statements are based on management's current expectations and involve significant risks and uncertainties that may cause results to differ materially from those set forth in the statements. These risks and uncertainties include, among other things,

o  market factors,
o  the Company's relationships with vehicle manufacturers and other suppliers,
o  risks associated with the Company's substantial indebtedness,
o  risks related to pending and potential future acquisitions, and
o general economic conditions both nationally and locally, and governmental regulations and legislation.

         There can be no guarantees the Company's plans for future operations will be successfully implemented or that they will prove to be commercially successful. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits

      3.1 Amended and Restated By-Laws of Asbury Automotive Group, Inc. dated April 13, 2004
     31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1     Certificate of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2     Certificate of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

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

     Report filed April 13, 2004, under Item 5, relating to the issuance of a press release announcing the Company's financial results for the quarter ended March 31, 2004.

     Report filed May 3, 2004, under Item 5, relating to the completion of an investigation into the facts and circumstances surrounding the Company's sub-lease of its new headquarters in New York.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Asbury Automotive Group, Inc.
                            (Registrant)

Date: May 10, 2004          By:    /s/ KENNETH B. GILMAN
                                   --------------------------------------------
                                   Name: Kenneth B. Gilman
                                   Title: Chief Executive Officer and President



Date: May 10, 2004          By:    /s/ J. GORDON SMITH
                                   --------------------------------------------
                                   Name:  J. Gordon Smith
                                   Title:    Senior Vice President and Chief
                                             Financial Officer
                                               (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit
Number        Description of Documents

 3.1          Amended and Restated By-Laws of Asbury Automotive Group, Inc.
              dated April 13, 2004
31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1          Certificate of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2          Certificate of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002