Form 10-Q
period 2004-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2004-08-06
CIK 1144980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q




       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2004

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of August 4, 2004, was 32,550,359 (net of 1,586,587 treasury shares).

                          ASBURY AUTOMOTIVE GROUP, INC.
                                      INDEX



                                                                           Page

                         PART I - Financial Information

Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheets as of June 30, 2004 (Unaudited)
             and December 31, 2003..........................................  1
           Consolidated Statements of Income for the Three and Six
             Months Ended June 30, 2004 and 2003 (Unaudited)................  2
           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2004 and 2003 (Unaudited).......................  3
           Notes to Consolidated Financial Statements (Unaudited)...........  4
           Report of Independent Registered Public Accounting Firm.......... 21

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 22
Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 35
Item 4.  Controls and Procedures............................................ 36

                           PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders...............  37
Item 6.  Exhibits and Reports on Form 8-K..................................  37
         Signatures........................................................  39
         Index to Exhibits.................................................  40

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                          ASBURY AUTOMOTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                                                         June 30,      December 31,
                                        ASSETS                                             2004            2003
                                                                                       ------------    ------------
                                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ........................................................   $     14,879    $    106,711
  Contracts-in-transit .............................................................         96,363          93,881
  Restricted investments ...........................................................          1,640           1,591
  Accounts receivable (net of allowance of $2,044 and $2,371, respectively) ........        140,062         114,201
  Inventories ......................................................................        746,284         650,397
  Deferred income taxes ............................................................          8,811           8,811
  Prepaid and other assets .........................................................         47,363          36,417
  Assets held for sale .............................................................        131,786          29,533
                                                                                       ------------    ------------
       Total current assets ........................................................      1,187,188       1,041,542

PROPERTY AND EQUIPMENT, net ........................................................        183,099         266,991
GOODWILL ...........................................................................        457,162         404,143
RESTRICTED INVESTMENTS, net of current portion .....................................          2,012           2,974
OTHER ASSETS .......................................................................        108,145          98,629
                                                                                       ------------    ------------
       Total assets ................................................................   $  1,937,606    $  1,814,279
                                                                                       ============    ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floor plan notes payable .........................................................   $    673,202    $    602,167
  Current maturities of long-term debt .............................................         29,973          33,250
  Accounts payable .................................................................         49,842          42,882
  Accrued liabilities ..............................................................         90,390          78,727
   Liabilities associated with assets held for sale ................................         89,722          24,732
                                                                                       ------------    ------------
       Total current liabilities ...................................................        933,129         781,758

LONG-TERM DEBT .....................................................................        501,524         559,128
DEFERRED INCOME TAXES ..............................................................         19,461          22,179
OTHER LIABILITIES ..................................................................         27,901          17,507
COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share, 10,000,000 shares authorized                     --              --
  Common stock, $.01 par value per share, 90,000,000 shares authorized, 34,084,522
       and 34,022,008 shares issued, including shares held in treasury, respectively            341             340
  Additional paid-in capital .......................................................        411,990         411,082
  Retained earnings ................................................................         62,944          37,832
  Treasury stock, at cost, 1,586,587 and 1,590,013 shares held, respectively .......        (15,032)        (15,064)
  Accumulated other comprehensive loss .............................................         (4,652)           (483)
                                                                                       ------------    ------------
       Total shareholders' equity ..................................................        455,591         433,707
                                                                                       ------------    ------------
       Total liabilities and shareholders' equity ..................................   $  1,937,606    $  1,814,279
                                                                                       ============    ============




                 See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                   For the Three Months          For the Six Months
                                                       Ended June 30,              Ended June 30,
                                                --------------------------    --------------------------
                                                   2004            2003           2004            2003
                                                -----------    -----------    -----------    -----------
REVENUES:
   New vehicle ..............................   $   861,798    $   755,097    $ 1,586,166    $ 1,379,172
   Used vehicle .............................       335,136        306,771        652,470        593,803
   Parts, service and collision repair ......       155,235        136,381        302,323        263,640
   Finance and insurance, net ...............        39,015         33,249         71,831         61,714
                                                -----------    -----------    -----------    -----------
       Total revenues .......................     1,391,184      1,231,498      2,612,790      2,298,329
                                                -----------    -----------    ----------     -----------

COST OF SALES:
   New vehicle ..............................       800,257        699,072      1,471,068      1,276,228
   Used vehicle .............................       306,544        279,600        595,752        539,085
   Parts, service and collision repair ......        73,034         64,459        143,978        124,645
                                                -----------    -----------    -----------    -----------
       Total cost of sales ..................     1,179,835      1,043,131      2,210,798      1,939,958
                                                -----------    -----------    -----------    -----------
GROSS PROFIT ................................       211,349        188,367        401,992        358,371

OPERATING EXPENSES:
   Selling, general and administrative ......       166,574        145,593        319,934        282,426
   Depreciation and amortization ............         5,407          4,985         10,543          9,722
                                                -----------    -----------    -----------    -----------
       Income from operations ...............        39,368         37,789         71,515         66,223
                                                -----------    -----------    ----------     -----------
OTHER INCOME (EXPENSE):
   Floor plan interest expense ..............        (5,434)        (4,799)       (10,206)        (9,022)
   Other interest expense ...................       (10,189)        (9,996)       (20,512)       (19,950)
   Interest income ..........................           112             80            387            260
   Loss on sale of assets ...................          (100)           (47)          (142)          (338)
   Other income, net ........................           261            637            101             88
                                                -----------    -----------    -----------    -----------
       Total other expense, net .............       (15,350)       (14,125)       (30,372)       (28,962)
                                                -----------    -----------    -----------    -----------
       Income before income taxes ...........        24,018         23,664         41,143         37,261

INCOME TAX EXPENSE: .........................         8,830          9,418         15,252         14,830
                                                -----------    -----------    -----------    -----------
       Income from continuing operations ....        15,188         14,246         25,891         22,431

DISCONTINUED OPERATIONS, net of tax .........          (440)        (1,973)          (779)        (3,061)
                                                -----------    -----------    -----------    -----------
       Net income ...........................   $    14,748    $    12,273    $    25,112    $    19,370
                                                ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE (basic and diluted)   $      0.45    $      0.38    $      0.77    $      0.59
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ....................................        32,470         32,701         32,452         32,876
                                                ===========    ===========    ===========    ===========
   Diluted ..................................        32,656         32,714         32,688         32,881
                                                ===========    ===========    ===========    ===========




                 See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                       -----------------------
                                                                                          2004         2003
                                                                                       ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income .......................................................................   $  25,112    $  19,370
  Adjustments to reconcile net income to net cash provided by operating activities-
    Depreciation and amortization ..................................................      10,543        9,722
    Depreciation and amortization from discontinued operations .....................         123        1,389
    Amortization of deferred financing fees ........................................       1,170        2,582
    Change in allowance for doubtful accounts ......................................        (327)         437
    Loss on sale of assets .........................................................         142          338
    Loss (gain) on sale of discontinued operations .................................         474         (330)
    Change in deferred income taxes ................................................        --         (1,810)
    Other adjustments ..............................................................       3,401        1,996
  Changes in operating assets and liabilities, net of acquisitions and divestitures-
    Contracts-in-transit ...........................................................      (2,482)     (11,383)
    Accounts receivable ............................................................     (35,511)     (28,217)
    Proceeds from the sale of accounts receivable ..................................       9,976        9,993
    Inventories ....................................................................     (63,735)     (25,797)
    Prepaid and other assets .......................................................      (5,862)      (4,185)
    Floor plan notes payable .......................................................      52,471       45,850
    Accounts payable and accrued liabilities .......................................      16,578       18,161
    Other assets and liabilities ...................................................       2,032       (5,172)
                                                                                       ---------    ---------
       Net cash provided by operating activities ...................................      14,105       32,944

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................................     (34,521)     (26,530)
  Payments for acquisitions ........................................................     (71,594)     (39,537)
  Proceeds from the sale of assets .................................................         870          217
  Proceeds from the sale of discontinued operations ................................         834        2,271
  Maturity of restricted investments ...............................................         913          913
  Net issuance of finance contracts ................................................        (372)      (2,878)
  Other investing activities .......................................................        --           (750)
                                                                                       ---------    ---------
       Net cash used in investing activities .......................................    (103,870)     (66,294)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from borrowings .........................................................       5,880       63,213
  Repayments of debt ...............................................................     (18,297)     (18,474)
  Proceeds from sale leaseback activity ............................................       9,493        3,283
  Purchase of treasury stock .......................................................        --         (9,700)
  Distributions to members .........................................................        --         (3,010)
  Proceeds from the exercise of stock options ......................................         857         --
                                                                                       ---------    ---------
       Net cash (used in) provided by financing activities .........................      (2,067)      35,312
                                                                                       ---------    ---------
       Net (decrease) increase in cash and cash equivalents ........................     (91,832)       1,962

CASH AND CASH EQUIVALENTS, beginning of period .....................................     106,711       22,613
                                                                                       ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ...........................................   $  14,879    $  24,575
                                                                                       =========    =========


See Note 11 for supplemental cash flow information



                 See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  DESCRIPTION OF BUSINESS

         Asbury Automotive Group, Inc. is a national automotive retailer, operating 102 dealership locations (142 franchises) as of June 30, 2004. We offer an extensive range of automotive products and services, including new and used vehicles, financing and insurance, vehicle maintenance and repair services, replacement parts and service contracts. We offer 35 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 23 collision repair centers that serve our markets. Our retail network is organized into nine regional dealership groups, or "platforms," which are located in 20 metropolitan markets in the Southeastern, Midwestern, Southwestern and Northwestern United States. In addition to our nine platforms, we operate two dealerships in two metropolitan markets in Northern California and three dealerships in two metropolitan markets in Southern California with the intention of expanding our operations in each of these respective areas through additional acquisitions.

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

         In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003 have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. Our interim consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Revenue Recognition

         Revenue from the sale of new and used vehicles is recognized upon delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts and services is recognized upon delivery of parts to the customer or at the time vehicle service work is performed. Manufacturer vehicle incentives and rebates, including holdbacks, are recognized when earned, generally at the time the related vehicles are sold.

         We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we arrange financing for customers and receive commissions from financing institutions. We may be charged back ("chargebacks") for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and vehicle service contract revenues, net of estimated chargebacks, are included in Finance and Insurance, net in the accompanying Consolidated Statements of Income.

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

                                                                 For the Three Months    For the Six Months
                                                                    Ended June 30,          Ended June 30,
                                                                 --------------------    --------------------
      (In thousands, except per share data)                        2004        2003        2004        2003
                                                                 --------    --------    --------    --------

Net income ...................................................   $ 14,748    $ 12,273    $ 25,112    $ 19,370
Adjustments to net income:
  Stock-based compensation expense included in net income, net
  of tax .....................................................         62          16          83          30
  Pro forma stock-based compensation expense, net of tax .....     (1,413)       (997)     (2,602)     (1,809)
                                                                 --------    --------    --------    --------
Pro forma net income .........................................   $ 13,397    $ 11,292    $ 22,593    $ 17,591
                                                                 ========    ========    ========    ========

Net income per common share--basic and diluted (as reported) .   $   0.45    $   0.38    $   0.77    $   0.59
                                                                 ========    ========    ========    ========

Pro forma net income per common share--basic .................   $   0.41    $   0.35    $   0.70    $   0.54
                                                                 ========    ========    ========    ========

Pro forma net income per common share--diluted ...............   $   0.41    $   0.35    $   0.69    $   0.53
                                                                 ========    ========    ========    ========

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

                                             For the Three Months        For the Six Months
                                                Ended June 30,              Ended June 30,
                                             --------------------      -----------------------
                                               2004        2003          2004           2003
                                             --------    --------      ---------     ---------

      Risk free interest rate                 3.6%         2.5%         2.3-3.6%      2.3-2.6%
      Expected life of options               4 years      5 years       4 years       5 years
      Expected stock price volatility          51%          65%          51-53%        61-65%
      Expected dividend yield                  N/A          N/A           N/A           N/A

Discontinued Operations

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," certain amounts reflected in the accompanying Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Consolidated Statements of Income for the three and six months ended June 30, 2003, have been reclassified to reflect the status of our discontinued operations as of June 30, 2004.

3.  ACQUISITIONS

         During the three months ended June 30, 2004, we acquired three dealership locations (three franchises) in Southern California for a total purchase price of $35.6 million, of which $33.4 million was paid in cash through the use of available funds, with the remaining $2.2 million representing the fair value of future payments associated with one of our acquisitions. During the three months ended June 30, 2003, we acquired two dealership locations (three franchises) for a total purchase price of $39.3 million through the use of our committed credit facility.

         During the six months ended June 30, 2004, we acquired six dealership locations (six franchises) for an aggregate purchase price of $73.8 million, of which $71.6 million was paid in cash through the use of available funds, with the remaining $2.2 million representing the fair value of future payments associated with one of our acquisitions. During the six months ended June 30, 2003 we acquired two dealership locations (three franchises) and one ancillary business for an aggregate purchase price of $39.5 million, of which $0.3 million was paid in cash through the use of available funds and $39.2 million was funded through borrowings under our committed credit facility.

         The allocation of purchase price for acquisitions is as follows:

                                    For the Six Months
                                      Ended June 30,
                                  ---------------------
       (In thousands)               2004         2003
                                  --------     --------

       Working capital            $ 5,155      $ 3,541
       Fixed assets                 3,774        1,884
       Other assets                   257           --
       Goodwill                    53,101       34,141
       Franchise rights            11,500           --
       Other liabilities               --          (29)
                                  -------      -------
         Total purchase price     $73,787      $39,537
                                  =======      =======

         The allocation of purchase price to assets acquired and liabilities assumed for certain current and prior year acquisitions has been based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available.

4.  INVENTORIES

         Inventories consist of the following:

         (In thousands)                   June 30, 2004      December 31, 2003
                                          -------------      -----------------

         New vehicles                        $594,791            $517,227
         Used vehicles                        108,374              90,683
         Parts and accessories                 43,119              42,487
                                             --------            --------
            Total inventories                $746,284            $650,397
                                             ========            ========

         The lower of cost or market reserves for inventory were $5.1 million and $4.6 million as of June 30, 2004 and December 31, 2003, respectively.

5.  GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

         Goodwill represents the excess cost of businesses acquired over the fair market value of the identifiable net assets. Goodwill is allocated to each reporting unit at the platform level. The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

      (In thousands)

      Balance, December 31, 2003                                       $404,143

        Current year acquisitions                                        53,101
        Adjustments associated with prior year acquisitions                 343
        Current year divestitures                                          (425)
                                                                       --------
      Balance, June 30, 2004                                           $457,162
                                                                       ========

         During the six months ended June 30, 2004, we allocated $11.5 million of the purchase price of our acquisitions to manufacturer franchise rights. Manufacturer franchise rights totaled $49.5 million and $38.0 million as of June 30, 2004 and December 31, 2003, respectively, and are included in Other Assets on the accompanying Consolidated Balance Sheets.

6.  ASSETS HELD FOR SALE

         Assets and liabilities classified as held for sale as of June 30, 2004 include (1) assets and liabilities associated with discontinued operations, (2) real estate owned as of June 30, 2004 and subsequently sold in a sale-leaseback transaction in the third quarter of 2004, and (3) real estate of new dealership locations where an unaffiliated third party purchased the land and is advancing funds to us equal to the cost of construction of dealership facilities being constructed on the land.

         Assets and liabilities associated with the discontinued operations of five dealership locations (six franchises) and real estate associated with two former dealership locations are classified as held for sale as of June 30, 2004. Assets and liabilities associated with the discontinued operations of two dealership locations (three franchises) and real estate associated with two former dealership locations are included in Assets Held for Sale as of December 31, 2003.

         Assets held for sale as of June 30, 2004 include land and buildings with a net book value of $100.6 million that were sold in the third quarter of 2004 for $116.0 million in a sale-leaseback transaction. The difference between the net book value of the assets sold and the proceeds from the sale will be deferred and amortized as a component of selling, general and administrative expense over the lease terms. In addition, we classified $63.7 million of the related mortgages as liabilities associated with assets held for sale as of June 30, 2004, which were repaid in the third quarter of 2004 with the proceeds from the sale-leaseback transaction.

         In connection with the construction of certain new dealership locations, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is advancing funds to us equal to the cost of construction of dealership facilities being constructed on the land. The agreements include an option for the third party to cancel the agreement and require us to return the advanced funds in the event we fail to complete construction of the facilities, among other customary conditions. As a result we capitalize the cost of the land, facilities and rent during the construction period and record a corresponding liability equal to the amount of the advanced funds. Upon completion of the construction, we will execute the sale-leaseback transaction, remove the cost of the land, facilities and the related liability from our Consolidated Balance Sheets and amortize the capitalized rent on a straight-line basis over the lease term. The book value of the land and construction-in-progress and the related liabilities associated with these assets held for sale each totaled $14.6 million and $22.8 million as of June 30, 2004 and December 31, 2003, respectively.

         A summary of assets and liabilities held for sale is as follows:

      (In thousands)                           June 30, 2004   December 31, 2003
                                               -------------   -----------------

      Assets:
          Inventories                            $ 11,425          $  2,116
          Property and equipment, net             120,361            27,417
                                                 --------          --------
          Total assets                            131,786            29,533

      Liabilities:
          Floor plan notes payable                 10,380             1,954
          Long-term debt                           63,706                --
          Other liabilities                        15,636            22,778
                                                 --------          --------
          Total liabilities                        89,722            24,732
                                                 --------          --------
      Net assets held for sale                   $ 42,064          $  4,801
                                                 ========          ========

7.  LONG-TERM DEBT

           Long-term debt consists of the following:

      (In thousands)                           June 30, 2004   December 31, 2003
                                               -------------   -----------------

      9% Senior Subordinated Notes due 2012      $250,000          $250,000
      8% Senior Subordinated Notes due 2014       200,000           200,000
      Mortgage notes payable                       51,301           116,664
      Notes payable collateralized by
        loaner vehicles                            21,428            15,744
      Capital lease obligations                     3,896             4,226
      Other notes payable                           4,872             5,744
                                                 --------          --------
                                                  531,497           592,378
       Less-current portion                       (29,973)          (33,250)
                                                 --------          --------
       Long-term debt                            $501,524          $559,128
                                                 ========          ========

8.  COMPREHENSIVE INCOME

         The following table provides a reconciliation of net income to comprehensive income:

                                                            For the Three Months     For the Six Months
                                                               Ended June 30,          Ended June 30,
                                                            --------------------    --------------------
        (In thousands)                                         2004       2003        2004        2003
                                                            --------    --------    --------    --------

Net income ..............................................   $ 14,748    $ 12,273    $ 25,112    $ 19,370

Other comprehensive income:
   Change in fair value of interest rate swaps ..........     (4,631)       --        (6,701)       --
   Income tax benefit associated with
     interest rate swaps ................................      1,737        --         2,532        --
                                                            --------    --------    --------    --------
                                                              (2,894)       --        (4,169)       --
   Reclassification adjustment of loss on interest
     rate swaps included in net income ..................       --            56        --           113
   Income tax expense associated with interest rate swaps       --           (22)       --           (46)
                                                            --------    --------    --------    --------
Comprehensive income ....................................   $ 11,854    $ 12,307    $ 20,943    $ 19,437
                                                            ========    ========    ========    ========

         In December 2003, we entered into two forward interest rate swaps with a combined notional principal amount of $200.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. During the second quarter of 2004, we reduced the notional principal amount of these swap agreements to $170.0 million. This transaction resulted in a gain of $0.4 million, which is included in Other Liabilities on our Consolidated Balance Sheet and will be amortized on a straight-line basis as an offset to interest expense over the swap period, beginning March 2006. The swap agreements were designated and qualify as interest rate hedges of future changes in interest rates of our variable rate floor plan indebtedness and we expect that these hedges, which may contain minor ineffectiveness, will be highly effective during the swap period from March 2006 through February 2014. As of June 30, 2004, the swap agreements had a fair value of $2.0 million, which is included in Other Assets and Accumulated Other Comprehensive Loss on the accompanying Consolidated Balance Sheets.

         During December 2003, we entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of this swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our fixed rate senior subordinated debt and does not contain any ineffectiveness. As of June 30, 2004, the swap agreement had a fair value of $9.4 million, which is included in Other Liabilities and Accumulated Other Comprehensive Loss on the accompanying Consolidated Balance Sheets.

9.  DISCONTINUED OPERATIONS AND DISPOSITIONS

         During the three months ended June 30, 2004, we sold one dealership location (one franchise) that we placed into discontinued operations in the same period. As of June 30, 2004, five dealership locations (six franchises) and real estate associated with two former dealership locations were pending disposition. The accompanying Consolidated Statements of Income for the three and six months ended June 30, 2003 has been reclassified to reflect the status of our discontinued operations as of June 30, 2004.

         The following table provides further information regarding our discontinued operations as of June 30, 2004, including businesses sold prior to June 30, 2004, and businesses pending disposition as of June 30, 2004:

                                                      For the Three Months                 For the Three Months
                                                      Ended June 30, 2004                  Ended June 30, 2003
                                               ---------------------------------   -------------------------------------
                                                            Pending                             Pending
(Dollars in thousands)                          Sold      Disposition    Total       Sold*    Disposition**      Total
                                               --------   -----------  ---------   ---------  -------------    ---------

Franchises .................................         1            6           7           6            6             12
                                               =======     ========    ========    ========      =======       ========
Used-only locations ........................        --           --          --          10           --             10
                                               =======     ========    ========    ========      =======       ========
Ancillary businesses .......................        --           --          --           2           --              2
                                               =======     ========    ========    ========      =======       ========

Revenues ...................................   $   657     $ 12,559    $ 13,216    $ 18,134     $ 17,871       $ 36,005
Cost of sales ..............................       555       10,569      11,124      16,224       15,177         31,401
                                               -------     --------    --------    --------     --------       --------
         Gross profit ......................       102        1,990       2,092       1,910        2,694          4,604
Operating expenses .........................       206        2,184       2,390       4,568        2,628          7,196
                                               -------     --------    --------    --------     --------       --------
         Income (loss) from operations .....      (104)        (194)       (298)     (2,658)          66         (2,592)
Other expense, net .........................        (5)         (95)       (100)        (25)        (168)          (193)
                                               -------     --------    --------    --------     --------       --------
         Net loss ..........................      (109)        (289)       (398)     (2,683)        (102)        (2,785)
Loss on disposition of discontinued
     Operations ............................      (306)        --          (306)       (508)        --             (508)
                                               -------     --------    --------    --------     --------       --------
         Loss before income taxes ..........      (415)        (289)       (704)     (3,191)        (102)        (3,293)
Related tax benefit ........................       156          108         264       1,281           39          1,320
                                               -------     --------    --------    --------     --------       --------
         Discontinued operations, net of tax   $  (259)    $   (181)   $   (440)   $ (1,910)     $   (63)      $ (1,973)
                                               =======     ========    ========    ========      =======       ========


                                                       For the Six Months                   For the Six Months
                                                      Ended June 30, 2004                  Ended June 30, 2003
                                               ---------------------------------   -------------------------------------
                                                            Pending                             Pending
(Dollars in thousands)                          Sold      Disposition    Total       Sold*    Disposition**      Total
                                               --------   -----------  ---------   ---------  -------------    ---------

Franchises .................................          2           6           8           8             6            14
                                               ========    ========    ========    ========      ========      ========
Used-only locations ........................       --          --          --            10          --              10
                                               ========    ========    ========    ========      ========      ========
Ancillary businesses .......................       --          --          --             2          --               2
                                               ========    ========    ========    ========      ========      ========

Revenues ...................................   $  2,011    $ 27,672    $ 29,683    $ 39,939      $ 34,758      $ 74,697
Cost of sales ..............................      1,721      23,434      25,155      35,265        29,552        64,817
                                               --------    --------    --------    --------      --------      --------
         Gross profit ......................        290       4,238       4,528       4,674         5,206         9,880
Operating expenses .........................        466       4,631       5,097       9,646         5,212        14,858
                                               --------    --------    --------    --------      --------      --------
         Loss from operations ..............       (176)       (393)       (569)     (4,972)           (6)       (4,978)
Other expense, net .........................        (14)       (189)       (203)       (138)         (319)         (457)
                                               --------    --------    --------    --------      --------      --------
         Net loss ..........................       (190)       (582)       (772)     (5,110)         (325)       (5,435)
(Loss) gain on disposition of discontinued
     operations ............................       (474)       --          (474)        330          --             330
                                               --------    --------    --------    --------      --------      --------
         Loss before income taxes ..........       (664)       (582)     (1,246)     (4,780)         (325)       (5,105)
Related tax benefit ........................        249         218         467       1,916           128         2,044
                                               --------    --------    --------    --------      --------      --------
         Discontinued operations, net of tax   $   (415)   $   (364)   $   (779)   $ (2,864)     $   (197)     $ (3,061)
                                               ========    ========    ========    ========      ========      ========


* Businesses were sold between April 1, 2003 and June 30, 2004
** Businesses pending disposition as of June 30, 2004
*** Businesses were sold between January 1, 2003 and June 30, 2004

10.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the periods presented.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                           For the Three Months     For the Six Months
                                                              Ended June 30,           Ended June 30,
                                                           --------------------    --------------------
(In thousands, except per share data)                        2004        2003        2004        2003
                                                           --------    --------    --------    --------

Net income:
  Continuing operations ..............................     $ 15,188    $ 14,246    $ 25,891    $ 22,431
  Discontinued operations ............................         (440)     (1,973)       (779)     (3,061)
                                                           --------    --------    --------    --------
                                                           $ 14,748    $ 12,273    $ 25,112    $ 19,370
                                                           ========    ========    ========    ========

Earnings per share - basic and diluted:
  Continuing operations ..............................     $   0.47    $   0.44    $   0.79    $   0.68
  Discontinued operations ............................        (0.02)      (0.06)      (0.02)      (0.09)
                                                           --------    --------    --------    --------
                                                           $   0.45    $   0.38    $   0.77    $   0.59
                                                           ========    ========    ========    ========

Common shares and common share equivalents:
  Weighted average common shares outstanding - basic .       32,470      32,701      32,452      32,876
  Common share equivalents (stock options) ...........          186          13         236           5
                                                           --------    --------    --------    --------
  Weighted average common shares outstanding - diluted       32,656      32,714      32,688      32,881
                                                           ========    ========    ========    ========

11.  SUPPLEMENTAL CASH FLOW INFORMATION

         During the six months ended June 30, 2004 and 2003, we made interest payments, net of amounts capitalized, totaling $29.8 million and $27.7 million, respectively. During the six months ended June 30, 2004, we received $1.5 million of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Senior Subordinated Notes due 2014.

         During the six months ended June 30, 2004 and 2003, we made income tax payments totaling $9.3 million and $5.7 million, respectively.

         During the six months ended June 30, 2003, approximately $5.1 million of the proceeds from the sale of dealerships were paid directly to the lenders of our committed credit facility. We received all proceeds from dealerships we sold during the six months ended June 30, 2004 directly from the purchasers.

         During the six months ended June 30, 2004, we executed a sale-leaseback transaction, which resulted in the removal of approximately $17.6 million from Assets Held for Sale and Liabilities Associated with Assets Held for Sale on our Consolidated Balance Sheets. During the six months ended June 30, 2003, approximately $26.3 million of the proceeds from sale-leaseback transactions were paid directly to our lenders.

         During the six months ended June 30, 2004 and 2003, we entered into capital leases for land and buildings of $0.1 million and $1.2 million, respectively.

         During the six months ended June 30, 2004 and 2003, we borrowed $15.2 million and $9.5 million, respectively, under our loaner vehicle financing arrangements in connection with the purchase of loaner vehicles.

12.  COMMITMENTS AND CONTINGENCIES

Litigation

         We are involved in legal proceedings and claims that have arisen in the ordinary course of business, and with respect to certain of these claims, we have been indemnified by the sellers of dealerships we have acquired. We do not expect that the cost of resolving these legal proceedings and claims will materially affect our financial condition, liquidity, results of operations or financial statement disclosures.

Guarantees

         We have guaranteed a loan made by a financial institution directly to a non-consolidated entity controlled by a current platform executive, which totaled approximately $3.0 million as of June 30, 2004. This loan was made by a corporation we acquired in October 1998, and guarantees an industrial revenue bond, which we are legally required to guarantee. The primary obligor of the note is a non-dealership business entity and that entity's partners as individuals.

Environmental Matters

         Substantially all of our facilities are subject to federal, state and local provisions regarding the discharge of materials into the environment. Compliance with these provisions has not had, nor do we expect such compliance to have, any material effect upon our financial condition, liquidity, results of operations or financial statement disclosures. We believe that our current practices and procedures for the control and disposition of such materials comply with applicable federal, state and local requirements.

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

                      Condensed Consolidating Balance Sheet
                               As of June 30, 2004
                                 (In thousands)


                                                        Parent     Guarantor    Non-guarantor
                                                        Company   Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                      ----------  ------------  -------------  ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ......................   $     --     $     --      $   14,879     $     --       $   14,879
   Inventories ....................................         --        687,434        58,850           --          746,284
   Other current assets ...........................         --        263,627        42,165        (11,553)       294,239
   Assets held for sale ...........................         --        131,786          --             --          131,786
                                                      ----------   ----------    ----------     ----------     ----------
         Total current assets .....................         --      1,082,847       115,894        (11,553)     1,187,188
Property and equipment, net .......................         --        177,739         5,360           --          183,099
Goodwill ..........................................         --        395,850        61,312           --          457,162
Other assets ......................................         --         95,645        14,512           --          110,157
Investment in subsidiaries ........................      455,591       74,219          --         (529,810)          --
                                                      ----------   ----------    ----------     ----------     ----------
         Total assets .............................   $  455,591   $1,826,300    $  197,078     $ (541,363)    $1,937,606
                                                      ==========   ==========    ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Floor plan notes payable .......................   $     --     $  622,608    $   50,594     $     --       $  673,202
   Other current liabilities ......................         --        115,400        66,358        (11,553)       170,205
   Liabilities associated with assets held for sale         --         89,722          --             --           89,722
                                                      ----------   ----------    ----------     ----------     ----------
         Total current liabilities ................         --        827,730       116,952        (11,553)       933,129

Long-term debt ....................................         --        501,480            44           --          501,524
Other liabilities .................................         --         41,499         5,863           --           47,362
Shareholders' equity ..............................      455,591      455,591        74,219       (529,810)       455,591
                                                      ----------   ----------    ----------     ----------     ----------
         Total liabilities and shareholders' equity   $  455,591   $1,826,300    $  197,078     $ (541,363)    $1,937,606
                                                      ==========   ==========    ==========     ==========     ==========

                      Condensed Consolidating Balance Sheet
                             As of December 31, 2003
                                 (In thousands)



                                                        Parent     Guarantor    Non-guarantor
                                                        Company   Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                      ----------  ------------  -------------  ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ......................   $     --     $   98,927    $    7,784     $     --       $  106,711
   Inventories ....................................         --        601,923        48,474           --          650,397
   Other current assets ...........................         --        206,910        47,991           --          254,901
   Assets held for sale ...........................         --         29,533          --             --           29,533
                                                      ----------   ----------    ----------     ----------     ----------
         Total current assets .....................         --        937,293       104,249           --        1,041,542
Property and equipment, net .......................         --        262,450         4,541           --          266,991
Goodwill ..........................................         --        342,831        61,312           --          404,143
Other assets ......................................         --         90,800        10,803           --          101,603
Investment in subsidiaries ........................      433,707       69,240          --         (502,947)          --
                                                      ----------   ----------    ----------     ----------     ----------
         Total assets .............................   $  433,707   $1,702,614    $  180,905     $ (502,947)    $1,814,279
                                                      ==========   ==========    ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Floor plan notes payable .......................   $     --     $  558,586    $   43,581     $     --       $  602,167
   Other current liabilities ......................         --         93,064        61,795         --            154,859
   Liabilities associated with assets held for sale         --         24,732          --             --           24,732
                                                      ----------   ----------    ----------     ----------     ----------
         Total current liabilities ................         --        676,382       105,376           --          781,758

Long-term debt ....................................         --        559,079            49           --          559,128
Other liabilities .................................         --         33,446         6,240           --           39,686
Shareholders' equity ..............................      433,707      433,707        69,240       (502,947)       433,707
                                                      ----------   ----------    ----------     ----------     ----------
         Total liabilities and shareholders' equity   $  433,707   $1,702,614    $  180,905     $ (502,947)    $1,814,279
                                                      ==========   ==========    ==========     ==========     ==========


                   Condensed Consolidating Statement of Income
                    For the Three Months Ended June 30, 2004
                                 (In thousands)



                                              Parent      Guarantor    Non-guarantor
                                              Company    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                             ----------  ------------  -------------  ------------   ------------
Revenues .................................   $      --    $1,222,312    $  173,196    $    (4,324)   $ 1,391,184
Cost of sales ............................          --     1,033,743       150,416         (4,324)     1,179,835
                                             ----------   ----------    ----------     ----------     ----------
         Gross profit ....................          --       188,569        22,780           --          211,349

Operating expenses:
   Selling, general and administrative ...          --       148,704        17,870           --          166,574
   Depreciation and amortization .........          --         4,981           426           --            5,407
                                             ----------   ----------    ----------     ----------     ----------
         Income from operations ..........          --        34,884         4,484           --           39,368

Other income (expense):
   Floor plan interest expense ...........          --        (5,061)         (373)          --           (5,434)
   Other interest expense ................          --        (9,008)       (1,181)          --          (10,189)
   Other income (expense) ................          --           237            36           --              273
   Equity in earnings of subsidiaries ....        14,748       1,854          --          (16,602)          --
                                              ----------   ----------   ----------     ----------     ----------
         Total other expense, net                 14,748     (11,978)       (1,518)       (16,602)       (15,350)
                                              ----------   ----------   ----------     ----------     ----------
         Income from continuing operations
           before income taxes ...........        14,748      22,906         2,966        (16,602)        24,018

Income tax expense .......................          --         7,718         1,112           --            8,830
                                              ----------   ----------   ----------     ----------     ----------
         Income from continuing operations        14,748      15,188         1,854        (16,602)        15,188

Discontinued operations, net of tax ......          --          (440)         --             --             (440)
                                              ----------   ----------   ----------     ----------     ----------
         Net income ......................    $   14,748   $  14,748    $    1,854     $  (16,602)    $   14,748
                                              ==========   ==========   ==========     ==========     ==========


                   Condensed Consolidating Statement of Income
                    For the Three Months Ended June 30, 2003
                                 (In thousands)



                                              Parent      Guarantor    Non-guarantor
                                              Company    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                             ----------  ------------  -------------  ------------   ------------
Revenues .................................   $      --    $1,067,576    $  167,810     $  (3,888)     $1,231,498
Cost of sales ............................          --       901,521       145,498        (3,888)      1,043,131
                                             ----------   ----------    ----------     ----------     ----------
         Gross profit ....................          --       166,055        22,312          --           188,367

Operating expenses:
   Selling, general and administrative ...          --       128,704        16,889          --           145,593
   Depreciation and amortization .........          --         4,561           424          --             4,985
                                             ----------   ----------    ----------     ----------     ----------
         Income from operations ..........          --        32,790         4,999          --            37,789

Other income (expense):
   Floor plan interest expense ...........          --        (4,526)         (273)         --            (4,799)
   Other interest expense ................          --        (9,150)         (846)         --            (9,996)
   Other income (expense) ................          --           606            64          --               670
   Equity in earnings of subsidiaries ....       12,273        2,374          --         (14,647)           --
                                             ----------   ----------    ----------     ----------     ----------
         Total other expense, net ........       12,273      (10,696)       (1,055)      (14,647)        (14,125)
                                             ----------   ----------    ----------     ----------     ----------
         Income from continuing operations
           before income taxes ...........       12,273       22,094         3,944       (14,647)         23,664

Income tax expense .......................         --          7,848         1,570          --             9,418
                                             ----------   ----------    ----------     ----------     ----------
         Income from continuing operations       12,273       14,246         2,374       (14,647)         14,246

Discontinued operations, net of tax ......         --         (1,973)         --            --            (1,973)
                                             ----------   ----------    ----------     ----------     ----------
        Net income ......................    $   12,273   $   12,273    $    2,374     $ (14,647)     $   12,273
                                             ==========   ==========    ==========     ==========     ==========


                   Condensed Consolidating Statement of Income
                     For the Six Months Ended June 30, 2004
                                 (In thousands)



                                              Parent      Guarantor    Non-guarantor
                                              Company    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                             ----------  ------------  -------------  ------------   ------------
Revenues .................................   $      --    $2,280,142    $  340,407     $   (7,759)    $2,612,790
Cost of sales ............................          --     1,924,706       293,851         (7,759)     2,210,798
                                             ----------   ----------    ----------     ----------     ----------
         Gross profit ....................          --       355,436        46,556           --          401,992

Operating expenses:
   Selling, general and administrative ...          --       285,100        34,834           --          319,934
   Depreciation and amortization .........          --         9,718           825           --           10,543
                                             ----------   ----------    ----------     ----------     ----------
         Income from operations ..........          --        60,618        10,897           --           71,515

Other income (expense):
   Floor plan interest expense ...........          --        (9,495)         (711)          --          (10,206)
   Other interest expense ................          --       (18,264)       (2,248)          --          (20,512)
   Other income (expense) ................          --           318            28           --              346
   Equity in earnings of subsidiaries ....       25,112        4,979          --          (30,091)          --
                                             ----------   ----------    ----------     ----------     ----------
        Total other expense, net ........        25,112      (22,462)       (2,931)       (30,091)       (30,372)
                                             ----------   ----------    ----------     ----------     ----------
         Income from continuing operations
           before income taxes ...........       25,112       38,156         7,966        (30,091)        41,143

Income tax expense .......................          --        12,265         2,987           --           15,252
                                             ----------   ----------    ----------     ----------     ----------
         Income from continuing operations       25,112       25,891         4,979        (30,091)        25,891

Discontinued operations, net of tax ......          --          (779)         --             --             (779)
                                             ----------   ----------    ----------     ----------     ----------
        Net income ......................    $   25,112   $   25,112    $    4,979     $  (30,091)    $   25,112
                                             ==========   ==========    ==========     ==========     ==========

                   Condensed Consolidating Statement of Income
                     For the Six Months Ended June 30, 2003
                                 (In thousands)



                                              Parent       Guarantor    Non-guarantor
                                              Company    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                             ----------  ------------  -------------  ------------   ------------
Revenues .................................   $      --     $1,988,216    $  317,180     $   (7,067)    $2,298,329
Cost of sales ............................          --      1,673,329       273,696         (7,067)     1,939,958
                                             ----------    ----------    ----------     ----------     ----------
         Gross profit ....................          --        314,887        43,484           --          358,371

Operating expenses:
   Selling, general and administrative ...          --        249,571        32,855           --          282,426
   Depreciation and amortization .........          --          8,851           871           --            9,722
                                             ----------    ----------    ----------     ----------     ----------
         Income from operations ..........          --         56,465         9,758           --           66,223

Other income (expense):
   Floor plan interest expense ...........          --         (8,445)         (577)          --           (9,022)
   Other interest expense ................          --        (18,093)       (1,857)          --          (19,950)
   Other income (expense) ................          --             91           (81)          --               10
   Equity in earnings of subsidiaries ....       19,370         4,360          --          (23,730)          --
                                             ----------    ----------    ----------     ----------     ----------
         Total other expense, net ........       19,370       (22,087)       (2,515)       (23,730)       (28,962)
                                             ----------    ----------    ----------     ----------     ----------
         Income from continuing operations
           before income taxes ...........       19,370        34,378         7,243        (23,730)        37,261

Income tax expense .......................          --         11,947         2,883           --           14,830
                                             ----------    ----------    ----------     ----------     ----------
         Income from continuing operations       19,370        22,431         4,360        (23,730)        22,431

Discontinued operations, net of tax ......          --         (3,061)         --             --           (3,061)
                                             ----------    ----------    ----------     ----------     ----------
         Net income ......................   $   19,370    $   19,370    $    4,360     $  (23,730)    $   19,370
                                             ==========    ==========    ==========     ==========     ==========

                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2004
                                 (In thousands)



                                                        Parent     Guarantor    Non-guarantor
                                                        Company   Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                      ----------  ------------  -------------  ------------   ------------

Net cash used in operating activities ........        $    --       $  (7,860)    $  21,965     $   --          $  14,105

Cash flow from investing activities:
   Capital expenditures ......................             --         (32,771)       (1,750)        --            (34,521)
   Payments for acquisitions .................             --         (71,594)        --            --            (71,594)
   Other investing activities ................             --           2,245       (11,553)        11,553          2,245
                                                      ----------   ----------     ---------     ----------     ----------
         Net cash used in investing activities             --        (102,120)      (13,303)        11,553       (103,870)

Cash flow from financing activities:
   Proceeds from borrowings ..................             --          17,433         --           (11,553)         5,880
   Repayments of debt ........................             --         (16,730)       (1,567)        --            (18,297)
   Proceeds from sale leaseback activity .....             --           9,493         --            --              9,493
   Other financing activities ................             --             857         --            --                857
                                                      ----------   ----------     ---------     ----------     ----------
         Net cash Provided by (used in)
           financing activities ..............             --          11,053        (1,567)       (11,553)        (2,067)
                                                      ----------   ----------     ---------     ----------     ----------
         Net (decrease) increase in cash and
           cash equivalents ..................             --         (98,927)        7,095         --            (91,832)

Cash and cash equivalents, beginning of period             --          98,927         7,784         --            106,711
                                                      ----------   ----------     ---------     ----------     ----------
Cash and cash equivalents, end of period .....        $    --      $    --        $  14,879     $   --         $   14,879
                                                      ==========   ==========     =========     ==========     ==========

                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2003
                                 (In thousands)



                                                        Parent     Guarantor    Non-guarantor
                                                        Company   Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                      ----------  ------------  -------------  ------------   ------------

Net cash used in operating activities ........        $    --       $ 32,743      $    201       $   --         $ 32,944

Cash flow from investing activities:
   Capital expenditures ......................             --        (26,173)         (357)          --          (26,530)
   Payments for acquisitions .................             --        (39,537)         --             --          (39,537)
   Other investing activities ................             --           (227)         --             --             (227)
                                                      ----------   ----------    ----------     ----------     ----------
         Net cash used in investing activities             --        (65,937)         (357)          --          (66,294)

Cash flow from financing activities:
   Proceeds from borrowings ..................             --         63,213          --             --           63,213
   Repayments of debt ........................             --        (17,127)       (1,347)          --          (18,474)
   Proceeds from sale leaseback activity .....             --          3,283          --             --            3,283
   Other financing activities ................             --        (12,710)         --             --          (12,710)
                                                      ----------   ----------    ----------     ----------     ----------
         Net cash provided by (used in)
           financing activities ..............             --         36,659        (1,347)          --           35,312
                                                      ----------   ----------    ----------     ----------     ----------
         Net increase (decrease) in cash and
           cash equivalents ..................             --          3,465        (1,503)          --            1,962

Cash and cash equivalents, beginning of period             --         18,779         3,834           --           22,613
                                                      ----------   ----------    ----------     ----------     ----------
Cash and cash equivalents, end of period .....        $    --       $ 22,244      $  2,331       $   --         $ 24,575
                                                      ==========   ==========    ==========     ==========     ==========

14.  SUBSEQUENT EVENTS

Sale-Leaseback Transaction

         During the third quarter of 2004, we executed a sale-leaseback transaction, pursuant to which, among other things, we sold certain land and buildings with a net book value of $100.6 million to an unaffiliated third party for $116.0 million and entered into long-term operating leases for the related facilities. The difference between the net book value of the assets sold and the proceeds from the sale will be deferred and amortized as a component of selling, general and administrative expense over the lease terms. The proceeds from this transaction were used to repay the $63.7 million of the related mortgage indebtedness. As of June 30, 2004, the related land and buildings sold in this transaction were classified as Assets Held for Sale and the related mortgages were classified as Liabilities Associated with Assets Held for Sale in the accompanying Consolidated Balance Sheets.

Divestitures

         During the third quarter of 2004, we sold three dealership locations (four franchises) for net proceeds of $2.6 million, resulting in a gain of approximately $0.7 million. This gain is net of estimated costs to complete these transactions, which may be adjusted in the third quarter as additional information becomes available.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the "Company") as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2004 (which includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ DELOITTE & TOUCHE LLP

New York, New York
July 26, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         We are a national automotive retailer, operating 102 dealership locations (142 franchises) in 11 states and 24 metropolitan markets in the United States as of June 30, 2004. We offer 35 different brands of new vehicles, including four heavy truck brands. We also operate 23 collision repair centers that serve our markets.

         Our revenues are derived primarily from three basic offerings: (i) the sale of new and used vehicles; (ii) maintenance and collision repair services and the sale of automotive parts (collectively, "fixed operations"); and (iii) the arrangement of vehicle financing and the sale of various insurance and warranty products (collectively, "F&I"). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed ("PVR"); our fixed operations based on aggregate gross profit; and F&I based on gross profit PVR.

         Since inception, we have grown our business through the acquisition of nine "platforms" and numerous "tuck-in" acquisitions. "Tuck-in" acquisitions refer to the purchase of dealerships in the market areas of our existing platforms. We use "tuck-in" acquisitions to increase the number of vehicle brands we offer in a particular market area and to create a larger gross profit base over which to spread our "platform" overhead costs. In addition to our nine established platforms, we operate two franchises in Northern California and three franchises in Southern California, with the intention of expanding our operations in each of these respective regions through additional acquisitions. All acquisitions were accounted for using the purchase method of accounting, and the operations of the acquired dealerships are included in the consolidated statements of income commencing on the date acquired. We evaluate the organic growth of our revenue and gross profit on a same store basis.

         Our gross profit percentage varies with our revenue mix. The sale of vehicles generally results in lower gross profit percentages than our fixed operations. As a result, when vehicle sales decrease as a percentage of total sales, we expect that our overall gross profit percentage would increase.

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

         Sales of motor vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. Although these factors may impact our business, we believe that any future negative trends may be mitigated by the performance of our used vehicle sales, fixed operations, variable cost structure, regional diversity and advantageous brand mix. Historically, our brand mix, which is weighted towards luxury and mid-line imports, has tended to be less affected by market volatility than the U.S. automobile industry as a whole.

         Our operations typically have been subject to modest seasonal variations that have been somewhat offset by our regional diversity. We typically generate more revenue and operating income in the second and third quarters than in the first and fourth quarters. Generally, seasonality is based upon, among other factors, weather conditions, manufacturer incentive programs, model changeovers and consumer buying patterns.

         Over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to stimulate customer demand for new vehicles. These programs have served to increase competition for late-model used vehicles. We anticipate the manufacturers will continue to use these incentive programs in the future and, as a result, we will continue to monitor and adjust our used vehicle inventory mix in order to increase the percentage of used vehicle inventory that can be sold at lower price points, thereby reducing competition with our new vehicle sales. In addition, we expect to continue to expand our service capacity in order to meet anticipated future demand, as the relatively high volume of new vehicle sales resulting from the highly "incentivized" new vehicle market will drive service demand in the future, as certain of our vehicle customers return to our dealerships for service work.

         We expect the industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future. We feel that our brand mix, which is heavily weighted toward these brands, is well positioned to take advantage of this continued shift in customer buying habits.

         Interest rates over the past several years have been at historical lows. We do not believe that changes in interest rates significantly impact customer overall buying patterns, as changes in interest rates do not dramatically increase the monthly payment of a financed vehicle. For example, the monthly payment for a typical vehicle financing transaction in which a customer finances $25,000 at 5.5% over 60 months increases by only $5.80 with each 50-basis-point increase in interest rates.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

         Net income increased $2.4 million, or $0.07 per basic share, to $14.7 million, or $0.45 per basic share, for the three months ended June 30, 2004, from $12.3 million or $0.38 per basic share, for the three months ended June 30, 2003.

         Income from continuing operations increased $1.0 million, or $0.03 per basic share, to $15.2 million, or $0.47 per share, for the three months ended June 30, 2004, from $14.2 million, or $0.44 per share, for the three months ended June 30, 2003.

         The increases in net income and income from continuing operations for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, resulted from several factors, including: (i) the operations of franchises we acquired subsequent to March 31, 2003, (ii) the sale of non-profitable dealerships and (iii) continued strong performance of our fixed operations and F&I, which were partially offset by (i) lower gross profit on new vehicles in order to maintain unit volumes in a challenging market, (ii) lower unit volumes on used vehicles as manufacturer new vehicle incentives continued to have an adverse impact on the used vehicle market, (iii) incremental advertising costs incurred in an effort to increase new vehicle sales volume and
(iv) "start-up" costs associated with opening new dealership locations and our entrance into the Southern California market.

Revenues

                                                               For the Three Months
(Dollars in thousands)                                             Ended June 30,
                                                              -----------------------     Increase          %
                                                                 2004         2003       (Decrease)       Change
                                                              ----------   ----------    -----------    ----------
New vehicle data:
  Retail revenues-same store (1) ..........................   $  759,322   $  738,921    $   20,401          3%
  Retail revenues-acquisitions ............................       84,359         --
                                                              ----------   ----------
   Total new retail revenues ..............................      843,681      738,921       104,760         14%

  Fleet revenues-same store (1) ...........................       17,882       16,176         1,706         11%
  Fleet revenues-acquisitions .............................          235         --
                                                              ----------   ----------
   Total fleet revenues ...................................       18,117       16,176         1,941         12%
                                                              ----------   ----------
   New vehicle revenue, as reported .......................   $  861,798   $  755,097    $  106,701         14%
                                                              ==========   ==========

  New retail units-same store (1) .........................       25,661       25,669            (8)        --
                                                              ==========   ==========
  New retail units-actual .................................       28,538       25,669         2,869         11%
                                                              ==========   ==========

Used vehicle data:
  Retail revenues-same store (1) ..........................   $  225,843   $  237,884    $  (12,041)        (5)%
  Retail revenues-acquisitions ............................       22,998         --
                                                              ----------   ----------
   Total used retail revenues .............................      248,841      237,884        10,957          5%

  Wholesale revenues-same store (1) .......................       77,623       68,887         8,736         13%
  Wholesale revenues-acquisitions .........................        8,672         --
                                                              ----------   ----------
   Total wholesale revenues ...............................       86,295       68,887        17,408         25%
                                                              ----------   ----------
   Used vehicle revenue, as reported ......................   $  335,136   $  306,771    $   28,365          9%
                                                              ==========   ==========

  Used retail units-same store (1) ........................       14,806       15,448          (642)        (4)%
                                                              ==========   ==========
  Used retail units-actual ................................       16,033       15,448           585          4%
                                                              ==========   ==========


                                                               For the Three Months
(Dollars in thousands)                                             Ended June 30,
                                                              -----------------------     Increase          %
                                                                 2004         2003       (Decrease)       Change
                                                              ----------   ----------    -----------    ----------
New vehicle data:
Parts, service and collision repair:
  Revenues-same store (1) .................................   $  140,025   $  136,381    $    3,644          3%
  Revenues-acquisitions ...................................       15,210         --
                                                              ----------   ----------
   Parts, service and collision repair revenue, as reported   $  155,235   $  136,381    $   18,854         14%
                                                              ==========   ==========

Finance and insurance, net:
  Platform revenues-same store (1) ........................   $   34,189   $   33,249    $      940          3%
  Platform revenues-acquisitions ..........................        2,920         --
                                                              ----------   ----------
    Platform finance and insurance revenue ................       37,109       33,249         3,860          12%
  Corporate revenues ......................................        1,906         --
                                                              ----------   ----------
    Finance and insurance revenue, as reported ............   $   39,015   $   33,249    $    5,766          17%
                                                              ==========   ==========

Total revenue:
  Same store (1) ..........................................   $1,254,884   $1,231,498    $   23,386           2%
  Corporate ...............................................        1,906         --
  Acquisitions ............................................      134,394         --
                                                              ----------   ----------
   Total revenue, as reported .............................   $1,391,184   $1,231,498    $  159,686            13%
                                                              ==========   ==========

(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

         Total revenues increased 13% to $1.4 billion for the three months ended June 30, 2004, from $1.2 billion for the three months ended June 30, 2003. Same store revenue grew $23.4 million, or 2%, to $1.3 billion for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. On a same store basis, new retail units were relatively flat compared to the second quarter of 2003; however, same store new vehicle retail revenues rose 3%, reflecting our strong luxury and mid-line import sales mix. Same store used vehicle retail revenue decreased 5%, to $225.8 million for the three months ended June 30, 2004, from $237.9 million for the three months ended June 30, 2003, as manufacturer incentive programs on new vehicles continue to negatively impact our used retail unit sales volume and sales revenue per used vehicle retailed. We anticipate that manufacturer new vehicle incentives and the forecasted expansion of the economy will continue to drive customers toward new vehicles during the remainder of 2004. We expect that this environment will continue to have a negative impact on the used vehicle retail market.

         Fixed operations revenue increased 14%, 3% on a same store basis, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, primarily due to an increase in our "customer pay" and warranty parts and service businesses, collectively up approximately 9% on a same store basis. The growth in our "customer pay" business is a result of our continued service adviser training, expansion of our product offerings and the implementation of more aggressive advertising campaigns. Our warranty business continued its positive performance driven by continued manufacturer recall programs and increased work on imported vehicles, which typically generates higher revenue than domestic brands. We expect that manufacturer recall programs will continue through the end of 2004. These improvements were offset by reduction in our collision repair center business, which decreased 15% for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The decrease in our collision repair center business is primarily attributable to the Texas region, where a major hailstorm in the second quarter of 2003 resulted in incremental collision repair revenues.

         Platform F&I increased $0.9 million to $34.2 million on a same store basis for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, as we continued to benefit from increased product offerings, the utilization of menus in the F&I sales process, the maturation of our corporate-sponsored programs and the sharing of best practices among our platforms. Also contributing to our same store Platform F&I results is the improvement of the F&I operations at franchises we acquired in prior periods. F&I revenues have historically continued to improve for several years after we acquire a dealership. Platform F&I excludes revenue resulting from contracts negotiated by our corporate office, which is attributable to retail units sold during prior periods. F&I revenue, on an as reported basis, increased 17% to $39.0 million for the three months ended June 30,2004, from $33.2 million for the three months ended June 30, 2003.

         We expect total revenue to increase as we continue to acquire dealerships and expand our service capacity in order to meet anticipated future demand. In addition, the relatively high volume of new vehicles sales over the past several years, resulting from the highly "incentivized" new vehicle market, will drive future service demand.

Gross Profit


                                                                    For the Three Months
(Dollars in thousands, except for unit and per vehicle data)            Ended June 30,
                                                                   -----------------------     Increase          %
                                                                      2004         2003       (Decrease)       Change
                                                                   ----------   ----------    -----------    ----------
New vehicle data:
 Retail gross profit-same store (1) ............................   $  53,654    $  55,797     $  (2,143)           (4)%
 Retail gross profit-acquisitions ..............................       7,216         --
                                                                   ---------    ---------
   Total new retail gross profit ...............................      60,870       55,797         5,073             9%

 Fleet gross profit-same store (1) .............................         671          228           443           194%
 Fleet gross profit-acquisitions ...............................        --           --
                                                                   ---------    ---------
   Total fleet gross profit ....................................         671          228           443           194%
                                                                   ---------    ---------
   New vehicle gross profit, as reported .......................   $  61,541    $  56,025     $   5,516            10%
                                                                   =========    =========

 New retail units-same store (1) ...............................      25,661       25,669            (8)         --
                                                                   =========    =========
 New retail units-actual .......................................      28,538       25,669         2,869            11%
                                                                   =========    =========

Used vehicle data:
 Retail gross profit-same store (1) ............................   $  26,969    $  27,393     $    (424)           (2)%
 Retail gross profit-acquisitions ..............................       2,460         --
                                                                   ---------    ---------
   Total used retail gross profit ..............................      29,429       27,393         2,036             7%

 Wholesale gross profit-same store (1) .........................        (824)        (222)         (602)         (271)%
 Wholesale gross profit-acquisitions ...........................         (13)        --
                                                                   ---------    ---------
   Total wholesale gross profit ................................        (837)        (222)         (615)         (277)%
                                                                   ---------    ---------
   Used vehicle gross profit, as reported ......................   $  28,592    $  27,171     $   1,421             5%
                                                                   =========    =========

 Used retail units-same store (1) ..............................      14,806       15,448         (642)           (4)%
                                                                   =========    =========
 Used retail units-actual ......................................      16,033       15,448          585             4%
                                                                   =========    =========

Parts, service and collision repair:
 Gross profit-same store (1) ...................................   $  74,760    $  71,922    $   2,838             4%
 Gross profit-acquisitions .....................................       7,441         --
                                                                   ---------    ---------
   Parts, service and collision repair gross profit, as reported   $  82,201    $  71,922    $  10,279            14%
                                                                   =========    =========

Finance and insurance, net:
 Platform gross profit-same store (1) ..........................   $  34,189    $  33,249    $     940             3%
 Platform gross profit-acquisitions ............................       2,920         --
                                                                   ---------    ---------
    Platform finance and insurance gross profit (2) ............      37,109       33,249        3,860            12%
 Gross profit-corporate ........................................       1,906         --
                                                                   ---------    ---------
   Finance and insurance gross profit, as reported .............   $  39,015    $  33,249    $   5,766            17%
                                                                   =========    =========

 Platform gross profit PVR-same store (1) ......................   $     845    $     809    $      36             4%
 Platform gross profit PVR-actual (2) ..........................   $     833    $     809    $      24             3%
 Gross profit PVR-actual .......................................   $     875    $     809    $      66             8%

Total gross profit:
 Same store (1) ................................................   $ 189,419    $ 188,367    $   1,052             1%
 Corporate .....................................................       1,906         --
 Acquisitions ..................................................      20,024         --
                                                                   ---------    ---------
   Total gross profit, as reported .............................   $ 211,349    $ 188,367    $  22,982            12%
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

         Gross profit increased 12% to $211.3 million for the three months ended June 30, 2004, from $188.4 million for the three months ended June 30, 2003. Same store gross profit increased 1% to $189.4 million for the three months ended June 30, 2004, from $188.4 million for the three months ended June 30, 2003.

         Same store gross profit on new retail vehicle sales decreased 4% for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The deterioration in gross profit on new retail vehicle same store sales was primarily due to general market conditions, which forced us to reduce our gross profit per vehicle retailed in order to maintain unit sales volumes. In addition, a major hailstorm hit our St. Louis platform in late May of 2004, which resulted in damage to approximately 70% of the platform's inventory. As a result, we incurred costs associated with insurance deductibles during the second quarter of 2004 and lost several selling days, including Memorial Day weekend. We began selling the more minimally damaged vehicles in June, at nearly normal gross profit margins. We may experience a substantial reduction in our gross margins during the third quarter as we begin to sell the remaining 500 vehicles that have sustained more substantial damage. Although the reduction in gross margin is dependent on several factors, including the amount of insurance proceeds received from our insurance providers for diminished inventory value, we anticipate that we could lose up to $1.5 million in new vehicle retail gross profit before insurance proceeds. We anticipate that the combined losses associated with the hailstorm will be partially offset by incremental collision repair gross profit resulting from additional customer work related to hail-damaged vehicles.

         Same store gross profit on used vehicle retail sales decreased 2% to $27.0 million for the three months ended June 30, 2004, from $27.4 million for the three months ended June 30, 2003. Despite higher gross profit per vehicle on a same store basis for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, same store gross profit decreased as the highly competitive used vehicle market and manufacturer incentives on new vehicles, which encouraged many customers who otherwise would have purchased used vehicles to purchase new vehicles instead, continued to negatively impact used vehicle unit sales volumes.

         Same store fixed operations increased 4% to $74.8 million for the three months ended June 30, 2004, from $71.9 million for the three months ended June 30, 2003, resulting primarily from increased "customer pay" and warranty work in both parts and service.

Selling, General and Administrative Expenses-

         Selling, general and administrative expenses increased $21.0 million to $166.6 million for the three months ended June 30, 2004, from $145.6 million for the three months ended June 30, 2003. Selling, general and administrative expenses as a percentage of gross profit for the three months ended June 30, 2004, increased to 78.8%, from 77.3% for the three months ended June 30, 2003.

         Contributing to the increase in selling, general and administrative expenses was $1.1 million of incremental same store advertising costs during the second quarter of 2004, resulting from the previously mentioned aggressive advertising strategy on new vehicles. Also, selling, general and administrative costs as a percentage of gross profit increased due to "start-up" costs associated with opening new store locations and integration costs associated with the development of our presence in the Southern California market. During the second quarter of 2004, we moved a Lexus store in the Atlanta market to a new location and incurred incremental advertising costs associated with its grand opening. In July 2004, we opened a large Honda store in the North Dallas market, incurring preoperational costs in the second quarter of 2004, while preparing to open the dealership. In April 2004, we acquired three dealerships in Southern California, which we believe will be a strong market for us in the future; however, these dealerships operated at a net loss during the second quarter of 2004. In addition, the increase in selling, general and administrative expenses are partially attributable additional rent expense resulting from sale-leaseback transactions completed during 2003 and 2004.

         We expect selling, general and administrative expenses in the aggregate and as a percentage of gross profit to increase in the future as we incur Sarbanes-Oxley Rule 404 costs and incremental rent costs resulting from operating leases associated with the sale-leaseback transaction with an unaffiliated third party that we completed in July 2004. We estimate that the annualized rent associated with these leases will be approximately $8.0 million.

Depreciation and Amortization-

         Depreciation and amortization expense increased $0.4 million to $5.4 million for the three months ended June 30, 2004, from $5.0 million for the three months ended June 30, 2003. This increase is primarily related to the addition of property and equipment acquired during 2003 and 2004, offset by a reduction in property and equipment sold in sale-leaseback transactions completed during 2003 and 2004.

         We expect depreciation and amortization expense to decrease in the future as a result of the sale-leaseback transaction in July 2004 with an unaffiliated third party, pursuant to which, among other things, we sold certain depreciable building assets with a historical cost of approximately $72.8 million.

Other Income (Expense)-

         Floor plan interest expense increased $0.6 million to $5.4 million for the three months ended June 30, 2004, from $4.8 million for the three months ended June 30, 2003. This increase was attributable to higher average new vehicle inventory levels during the second quarter of 2004, compared to the second quarter of 2003, resulting primarily from the additional inventory of acquired franchises. The overall increase in floor plan interest expense was offset by a reduction in the average interest rates on our floor plan facilities during the second quarter of 2004, compared to the second quarter of 2003.

         Other interest expense increased $0.2 million to $10.2 million for the three months ended June 30, 2004, from $10.0 million for the three months ended June 30, 2003. The increase was principally attributable to the higher average debt balances outstanding in the second quarter of 2004 as compared to 2003. The overall increase in other interest expense was offset by a reduction in the average interest rates on our variable rate borrowings during the second quarter of 2004, compared to the second quarter of 2003. Other interest expense is dependent upon increases or decreases in the interest rates on our variable debt and the use of our committed credit facility to finance future acquisitions. However, we expect that other interest expense will decrease in the future as a result of the repayment of $63.7 million of our mortgage indebtedness with the proceeds from the sale-leaseback transaction with an unaffiliated third party in July 2004.

Income Tax Provision-

         Income tax expense decreased $0.6 million to $8.8 million for the three months ended June 30, 2004, from $9.4 million for the three months ended June 30, 2003, as the reduction of our effective tax rate more than offset the tax impact of the $0.4 million increase in income from continuing operations before taxes. Our effective tax rate was 36.8% for the three months ended June 30, 2004, compared to 39.8% for the three months ended June 30, 2003. During the second quarter of 2004, we received a state tax benefit of $0.2 million, which reduced our second quarter tax provision. We reduced our effective tax rate in the second half of 2003, which resulted in an effective tax rate of 38.0% for the year ended December 31, 2003, after adjusting for a goodwill impairment charge at our Oregon platform and the related tax benefit. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix, and we evaluate our effective tax rate periodically based on our revenue sources. We expect that our annual effective tax rate will be between 37.0% and 37.5% for the year ending December 31, 2004.

Discontinued Operations-

         During the three months ended June 30, 2004, we sold one dealership location (one franchise), and as of June 30, 2004, were actively pursuing the sale of five dealership locations (six franchises) and real estate associated with two former dealership locations. The $0.4 million loss from discontinued operations is attributable to the loss on sale of the dealership sold during the quarter and the operating losses of the franchises mentioned above. The loss from discontinued operations for the three months ended June 30, 2003, of $2.0 million included the results of operations of the dealerships mentioned above and three dealership locations (five franchises), ten used-only dealership locations and two ancillary businesses that were sold or closed during 2003, and the net loss on the sale of businesses during the three months ended June 30, 2003.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

         Net income increased $5.7 million, or $0.18 per basic share, to $25.1 million, or $0.77 per basic share, for the six months ended June 30, 2004, from $19.4 million, or $0.59 per basic share, for the six months ended June30, 2003.

         Income from continuing operations increased $3.5 million, or $0.11 per basic share, to $25.9 million, or $0.79 per basic share, for the six months ended June 30, 2004, from $22.4 million, or $0.68 per basic share, for the six months ended June 30, 2003.

         The increases in net income and income from continuing operations for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, resulted from several factors, including: (i) the operations of franchises we acquired subsequent to December 31, 2002, (ii) the sale of non-profitable dealerships (iii) continued strong performance of our fixed operations and F&I which were offset by (i) gross margin pressure on new vehicle revenues and decreased used vehicle unit volumes in a challenging retail vehicle market, (ii) increases in selling and general administrative costs in the second quarter including incremental advertising in an effort to increase new vehicle sales volume and (iii) the costs associated with opening new locations and entering new markets in the second quarter.

Revenues

                                                                For the Six Months
(Dollars in thousands)                                             Ended June 30,
                                                              -----------------------     Increase          %
                                                                 2004         2003       (Decrease)       Change
                                                              ----------   ----------    -----------    ----------
New Vehicle Data:
  Retail revenues - same store (1) ........................   $1,406,109   $1,349,562   $   56,547             4%
  Retail revenues - acquisitions ..........................      147,074         --
                                                              ----------   ----------
   Total new retail revenues ..............................    1,553,183    1,349,562      203,621            15%

  Fleet revenues - same store (1) .........................       32,748       29,610        3,138            11%
  Fleet revenues -acquisitions ............................          235         --
                                                              ----------   ----------
  Total fleet revenues ...................................       32,983       29,610        3,373            11%
                                                              ----------   ----------
   New vehicle revenue, as reported .......................   $1,586,166   $1,379,172   $  206,994            15%
                                                              ==========   ==========

   New retail units - same store (1) ......................       47,411       47,385           26          --
                                                              ==========   ==========
   New retail units - actual ..............................       52,361       47,385        4,976            11%
                                                              ==========   ==========

Used Vehicle Data:
  Retail revenues - same store (1) ........................   $  442,152   $  461,376   $  (19,224)           (4)%
  Retail revenues - acquisitions ..........................       45,771         --
                                                              ----------   ----------
   Total used retail revenues .............................      487,923      461,376       26,547             6%

  Wholesale revenues - same store (1) .....................      148,808      132,427       16,381            12%
  Wholesale revenues - acquisitions .......................       15,739         --
                                                              ----------   ----------
   Total wholesale revenues ...............................      164,547      132,427       32,120            24%
                                                              ----------   ----------
   Used vehicle revenue, as reported ......................   $  652,470   $  593,803   $   58,667            10%
                                                              ==========   ==========

  Used retail units - same store (1) ......................       29,339       30,183         (844)           (3)%
                                                              ==========   ==========
  Used retail units - actual ..............................       31,808       30,183        1,625             5%
                                                              ==========   ==========

Parts, Service and Collision Repair:
  Revenues - same store (1) ...............................   $  273,873   $  263,640   $   10,233             4%
  Revenues - acquisitions .................................       28,450         --
                                                              ----------   ----------
   Parts, service and collision repair revenue, as reported   $  302,323   $  263,640   $   38,683            15%
                                                              ==========   ==========

Finance and Insurance:
  Revenues - same store (1) ...............................   $   63,604   $   61,714   $    1,890             3%
  Revenues - acquisitions .................................        5,078         --
                                                              ----------   ----------
    Platform finance and insurance revenue ................       68,682       61,714        6,968            11%
  Corporate revenues ......................................        3,149         --
                                                              ----------   ----------
             Finance and insurance revenue, as reported ...   $   71,831   $   61,714   $   10,117            16%
                                                              ==========   ==========

Total Revenue:
  Same store (1) ..........................................   $2,367,294   $2,298,329   $   68,965             3%
  Corporate ...............................................        3,149         --
  Acquisitions ............................................      242,347         --
                                                              ----------   ----------
   Total revenue, as reported .............................   $2,612,790   $2,298,329   $  314,461            14%
                                                              ==========   ==========


(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.


         Total revenues increased 14% to $2.6 billion for the six months ended June 30, 2004, from $2.3 billion for the six months ended June 30, 2003. Same store revenue grew 3% to $2.4 billion for the six months ended June 30, 2004, from $2.3 billion for the six months ended June 30, 2003. Same store new vehicle retail revenue grew $56.5 million, or 4%, during the first six months of 2004, compared to the first six months of 2003, reflecting a shift in our sales mix toward luxury and mid-line import sales. Same store used vehicle retail revenue decreased $19.2 million, or 4%, to $442.2 million on 844 less units in the first half of 2004, compared to the first half of 2003. The majority of our volume loss was in the second quarter of 2004, as we were forced to focus on new vehicle retail sales volumes during a period of declining demand and devoted less effort on our used retail vehicle business.

         Fixed operations revenue increased 15%, 4% on a same store basis, for the six months ended June 30, 2004, compared to the three months ended June 30, 2003, as "customer pay" and warranty parts and service businesses, collectively up approximately 8% on a same store basis, were offset by reduction in our collision repair center business, which was off 8%, virtually all in the second quarter. The growth in parts and service revenue resulted from our continued focus on "customer pay" business, as previously mentioned. Our warranty business continued its positive performance, driven by continued manufacturer recall programs and increased work on import brands, which typically generate higher revenues than domestic brands. The decrease in our collision repair center business is primarily attributable to the Texas region, where a major hailstorm in the second quarter of 2003 resulted in incremental collision repair revenue.

         Platform F&I increased $1.9 million to $63.6 million on a same store basis for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, as we continued to benefit from increased product offerings, the utilization of menus in the F&I sales process, the maturation of our corporate-sponsored programs and the sharing of best practices among our platforms. Also contributing to our same store Platform F&I results is the improvement of the F&I operations at franchises we acquired in prior periods. F&I revenues have historically continued to improve for several years after we acquire a dealership. F&I revenue on an as-reported basis, increased 16% to $71.8 million for the six months ended June 30, 2004, compared to $61.7 million for the six months ended June 30, 2003.

Gross Profit


                                                                    For the Six Months
(Dollars in thousands, except for unit and per vehicle data)          Ended June 30,
                                                                  -----------------------     Increase          %
                                                                     2004         2003       (Decrease)       Change
                                                                  ----------   ----------    -----------    ----------
New Vehicle Data:
 Retail gross profit-same store (1) ............................   $ 101,517    $ 102,364   $    (847)          (1)%
 Retail gross profit-acquisitions ..............................      12,536         --
                                                                  ----------   ----------
   Total new retail gross profit ...............................     114,053      102,364      11,689           11%

 Fleet gross profit-same store (1) .............................       1,044          580         464           80%
 Fleet gross profit-acquisitions ...............................           1         --
                                                                  ----------   ----------
   Total fleet gross profit ....................................       1,045          580         465           80%
                                                                  ----------   ----------
   New vehicle gross profit, as reported .......................   $ 115,098    $ 102,944   $  12,154           12%
                                                                  ==========   ==========

 New retail units-same store (1) ...............................      47,411       47,385          26         --
                                                                  ==========   ==========
 New retail units-actual .......................................      52,361       47,385       4,976           11%
                                                                  ==========   ==========

Used vehicle data:
 Retail gross profit-same store (1) ............................   $  53,122    $  54,658   $  (1,536)          (3)%
 Retail gross profit-acquisitions ..............................       4,941         --
                                                                  ----------   ----------
   Total used retail gross profit ..............................      58,063       54,658       3,405            6%

 Wholesale gross profit-same store (1) .........................      (1,266)          60      (1,326)      (2,210)%
 Wholesale gross profit-acquisitions ...........................         (79)        --
                                                                  ----------   ----------
   Total wholesale gross profit ................................      (1,345)          60      (1,405)      (2,342)%
                                                                  ----------   ----------
   Used vehicle gross profit, as reported ......................   $  56,718    $  54,718   $   2,000            4%
                                                                  ==========   ==========

 Used retail units-same store (1) ..............................      29,339       30,183        (844)          (3)%
                                                                  ==========   ==========
 Used retail units-actual ......................................      31,808       30,183       1,625            5%
                                                                  ==========   ==========

Parts, service and collision repair:
 Gross profit-same store (1) ...................................   $ 144,132    $ 138,995   $   5,137            4%
 Gross profit-acquisitions .....................................      14,213         --
                                                                  ----------   ----------
   Parts, service and collision repair gross profit, as reported   $ 158,345    $ 138,995   $  19,350           14%
                                                                  ==========   ==========


                                                                    For the Six Months
(Dollars in thousands, except for unit and per vehicle data)          Ended June 30,
                                                                  -----------------------     Increase          %
                                                                     2004         2003       (Decrease)       Change
                                                                  ----------   ----------    -----------    ----------
Finance and insurance, net:
 Platform gross profit-same store (1) ..........................   $  63,604    $  61,714   $   1,890            3%
 Platform gross profit-acquisitions ............................       5,078         --
                                                                  ----------   ----------
    Platform finance and insurance gross profit (2) ............      68,682       61,714       6,968           11%
 Gross profit-corporate ........................................       3,149         --
                                                                  ----------   ----------
   Finance and insurance gross profit, as reported .............   $  71,831    $  61,714   $  10,117           16%
                                                                  ==========   ==========

 Platform gross profit PVR-same store (1) ......................   $     829    $     796   $      33            4%
 Platform gross profit PVR-actual (2) ..........................   $     816    $     796   $      20            3%
 Gross profit PVR-actual .......................................   $     853    $     796   $      57            7%

Total gross profit:
 Same store (1) ................................................   $ 362,153    $ 358,371   $   3,782            1%
 Corporate .....................................................       3,149         --
 Acquisitions ..................................................      36,690         --
                                                                  ----------   ----------
   Total gross profit, as reported .............................   $ 401,992    $ 358,371   $  43,621           12%
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

         Gross profit increased 12% to $402.0 million for the six months ended June 30, 2004, from $358.4 million for the six months ended June 30, 2003. Same store gross profit increased 1% to $362.2 million for the six months ended June 30, 2004, from $358.4 million for the six months ended June 30, 2003.

         Same store gross profit on new retail vehicle sales decreased 1% for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The general market conditions, particularly in the second quarter, forced us to reduce our gross profit per vehicle retailed in order to maintain unit sales volumes.

         Same store gross profit on used vehicle retail sales decreased 3% to $53.1 million for the six months ended June 30, 2004 from $54.7 million for the six months ended June 30, 2003, as the used vehicle market continued to be affected by the use of new vehicle incentives by manufacturers and the general expansion of the economy, encouraging many customers who otherwise would have purchased used vehicles to purchase new vehicles instead.

         Same store fixed operations increased 4% to $144.1 million for the six months ended June 30, 2004, from $139.0 million for the six months ended June 30, 2003, resulting primarily from increased "customer pay" and warranty work in both parts and service.

Selling, General and Administrative Expenses-

         For the six months ended June 30, 2003, selling, general and administrative expense increased $37.5 million to $319.9 million, from $282.4 million for the six months ended June 30, 2003. Selling, general and administrative expenses as a percentage of gross profit for the six months ended June 30, 2004 increased to 79.6%, from 78.8% for the six months ended June 30, 2003.

         Contributing to the increase in selling, general and administrative expenses was an incremental $2.0 million in same store advertising in an effort to maintain new vehicle retail sales volume, "start-up" costs associated with opening new store locations, integration costs associated with the development of our presence in the Southern California market and additional rent expense resulting from sale-leaseback transactions completed during 2003 and 2004.

Depreciation and Amortization-

         Depreciation and amortization expense increased $0.8 million to $10.5 million for the six months ended June 30, 2004, from $9.7 million for the six months ended June 30, 2003. This increase is primarily related to the addition of property and equipment acquired during 2003 and 2004, offset by a reduction in property and equipment sold in sale-leaseback transactions completed during 2003 and 2004.

Other Income (Expense)-

         Floor plan interest expense increased $1.2 million to $10.2 million for the six months ended June 30, 2004, from $9.0 million for the six months ended June 30, 2003. This increase was attributable to higher average new vehicle inventory levels during the first half of 2004, compared to the first half of 2003, resulting primarily from the additional inventory of acquired franchises. The overall increase in floor plan interest expense was offset by a reduction in the average interest rates on our floor plan facilities during the first half of 2004, compared to the first half of 2003.

         Other interest expense increased $0.6 million to $20.5 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The increase was principally attributable to the higher average debt balance outstanding during the first six months of 2004, as compared to the first six months 2003. The overall increase in other interest expense was offset by a reduction in the average interest rates on our variable rate borrowings during the first half of 2004, compared to the first half of 2003.

Income Tax Provision-

         Income tax expense increased $0.5 million to $15.3 million for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, as the impact of the $3.9 million increase in income from continuing operations before taxes for the six months ended June 30, 2004, offset the reduction of our effective tax rate. Our effective tax rate for the six months ended June 30, 2004, was 37.1% compared to 39.8% for the six months ended June 30, 2003.

Discontinued Operations-

         During the six month period ended June 30, 2004, we sold one dealership locations (two franchises), and as of June 30, 2004, were actively pursuing the sale of five dealership locations (six franchises) and real estate associated with two former dealership locations. The $0.8 million loss from discontinued operations is attributable to the loss on sale of the dealerships sold during the six month period ended June 30, 2004 and the operating losses of the franchises mentioned above. The loss from discontinued operations for the six months ended June 30, 2003, of $3.1 million included the results of operations of the dealerships mentioned above and four dealership locations (six franchises), ten used-only dealership locations and two ancillary businesses that were sold or closed during 2003, and the net loss on the sale of businesses during the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of June 30, 2004, our funds generated through future operations and the funds available for borrowings under our committed credit facility, floor plan financing agreements, mortgage notes and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions and any seasonal operating requirements for the foreseeable future.

         As of June 30, 2004, we had cash and cash equivalents of $14.9 million and working capital of $254.1 million. In addition, we had $100.0 million available for borrowings under our committed credit facility for acquisition financing, of which we are permitted to borrow $75.0 million for general corporate purposes. During the third quarter of 2004, we received proceeds of $116.0 million from the sale of land and buildings in a sale-leaseback transaction, of which we used $63.7 million to repay the related mortgage indebtedness.

Floor Plan Financing-

         We finance substantially our entire new vehicle inventory and a portion of our used vehicle inventory under floor plan financing agreements. The floor plan financing agreements also provide used vehicle financing up to a fixed percentage of the value of each financed used vehicle. As of June 30, 2004, the floor plan financing agreements with the Ford Motor Credit Company, DaimlerChrysler Financial Services North America, L.L.C and General Motors Acceptance Corporation totaled $695.0 million. In addition, we had total availability of $32.2 million as of June 30, 2004, under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for the heavy trucks business operated by our Atlanta platform. As of June 30, 2004, we had $673.2 million outstanding under all our floor plan financing agreements.

Acquisitions and Acquisition Financing-

         During the three months ended June 30, 2004, we acquired three dealership locations (three franchises) in Southern California for a total purchase price of $35.6 million, of which $33.4 million was paid in cash through the use of available funds, with the remaining $2.2 million representing the fair value of future payments associated with one of our acquisitions.

         During the six months ended June 30, 2004, we acquired six automotive dealership locations (six franchises) for an aggregate purchase price of $73.8 million, of which $71.6 million was paid in cash through the use of available funds, with the remaining $2.2 million representing the fair value of future payments associated with one of our acquisitions.

         We plan to use our available cash, borrowings under our committed credit facility or proceeds from future sale-leaseback transactions to finance future acquisitions. Subsequent to June 30, 2004, we permanently reduced the amount available for acquisition financing under our committed credit facility to $100.0 million.

Pending Acquisitions and Divestitures-

         As of June 30, 2004, we had executed contracts to acquire two dealership locations (two franchises) representing combined annual revenues of approximately $87.0 million for approximately $25.0 million.

         As of June 30, 2004, we were actively pursuing the divestiture of five dealership locations (six franchises) and real estate associated with two former dealership locations. During the third quarter of 2004, we sold three dealership locations (four franchises) for net proceeds of $2.6 million resulting in a net gain of approximately $0.4 million. This gain is net of estimated cost to complete these transactions, which may be adjusted in the third quarter as additional information becomes available.

Sales-Leaseback Transactions

         During the third quarter of 2004, we executed a sale-leaseback transaction, pursuant to which, among other things, which we sold certain land and buildings with a net book value of $100.6 million to a third party for $116.0 million and entered into long-term operating leases for these facilities. The difference between the net book value of the assets sold and the proceeds from the sale will be deferred and amortized as a component of selling, general and administrative expense over the lease terms. We used $63.7 million of the proceeds from this transaction to repay the related mortgage indebtedness.

Debt Covenants-

         We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our committed credit facility includes certain financial ratios with the following requirements: (i) a current ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of June 30, 2004; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of June 30, 2004 and (iii) a leverage ratio of not more than 4.4 to 1, of which our ratio was approximately 0.4 to 1 as of June 30, 2004. A breach of these covenants could cause an acceleration of repayment and termination of the facility by the Lenders. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of June 30, 2004 and (ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was approximately 2.8 to 1 as of June 30, 2004. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant's lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of June 30, 2004, we were in compliance with all our debt and lease agreement covenants.

Cash Flows for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Operating Activities-

         Net cash provided by operating activities totaled $14.1 million and $32.9 million for the six months ended June 30, 2004, and 2003, respectively. Cash flow from operating activities includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory.

         The decrease in cash provided by operating activities for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, was primarily attributable to differences in the timing of inventory purchases and obtaining the related floor plan financing. These timing differences resulted in net cash outflow of $11.3 million during the six months ended June 30, 2004 and net cash inflow of $20.1 million for the six months ended June 30, 2003.

Investing Activities-

         Net cash used in investing activities totaled $103.9 million and $66.3 million for the six months ended June 30, 2004 and 2003, respectively. Cash used in investing activities relate primarily to capital expenditures and acquisitions.

         Capital expenditures totaled $34.5 million and $26.5 million for the six months ended June 30, 2004 and 2003, respectively. Capital expenditures are related to required improvements of our existing dealerships, upgrades of existing facilities and construction of new facilities. Future capital expenditures will be primarily related to operational improvements to maintain our current operations or to provide us with acceptable rates of return on investments and manufacturer-required spending to upgrade existing dealership facilities. We expect that capital expenditures will total between $65.0 million and $75.0 million during 2004.

         Cash used to acquire dealerships totaled $71.6 million for the six months ended June 30, 2004, compared to $39.5 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, we paid for the acquisition of six dealership locations (six franchises) in cash using available funds. During the six months ended June 30, 2003, we funded the acquisition of two dealerships (three franchises) and one ancillary business, of which $0.3 million was paid in cash and $39.2 million was funded through borrowings under our committed credit facility.

Financing Activities-

         Cash used in financing activities totaled $2.1 million for the six months ended June 30, 2004, and cash provided by financing activities totaled $35.3 million for the six months ended June 30, 2003. Cash flow from financing activities consisted primarily of proceeds from borrowings and repayments under our committed credit facility and mortgages associated with our real estate, proceeds from sale-leaseback activity and, during 2003, purchases of treasury stock and distributions to our former members.

         During the six months ended June 30, 2004, our borrowings of $5.9 million and repayments of debt of $18.3 million related primarily to mortgages associated with our real estate. During the six months ended June 30, 2003, our borrowings of $63.2 million related primarily to borrowings under our committed credit facility for acquisitions and mortgages associated with our real estate, and our repayments of debt of $18.5 million related primarily to mortgages.

         During the six months ended June 30, 2004, we received $9.5 million of proceeds from lessors in connection with sale-leaseback activity. During the six months ended June 30, 2003, we received proceeds of $3.3 million from the sale of assets under sales-leaseback transactions and advances from lessors in connection with future sale-leaseback transactions. The advances from lessors under our sale-leaseback transactions related primarily to facility construction and improvement projects at our dealership locations.

         During the 2003 period, we paid $9.7 million to repurchase shares of our common stock. We have no immediate plans to repurchase additional shares of our common stock.

         We distributed $3.0 million to our former members (current shareholders) during the 2003 period to cover their income tax liabilities. This distribution represented our final limited liability company distribution to our former members.


Off-Balance Sheet Transactions

         We had no off-balance sheet transactions during the periods presented other than those disclosed in Note 12 of our consolidated financial statements.

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

Inventories-

         Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the "first-in, first-out" method ("FIFO") to account for our parts inventories. We maintain a reserve for specific inventory units that have a cost basis in excess of fair value. These reserves were $5.1 million and $4.6 million as of June 30, 2004 and December 31, 2003, respectively. In assessing lower of cost or market for new vehicles, we primarily consider the aging of vehicles along with the timing of annual and model changeovers. The assessment of lower of cost or market for used vehicles considers recent data and trends such as loss history, current aging of the inventory and current market conditions.

Notes Receivable-Finance Contracts-

         As of June 30, 2004 and December 31, 2003, we had outstanding notes receivable from finance contracts of $33.5 million and $33.1 million, respectively (net of an allowance for credit losses of $6.1 million and $4.7 million, respectively). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we consider the value of the underlying collateral in our assessment of the reserve.

Chargeback Reserve-

         We receive commissions from the sale of various insurance and vehicle service contracts to customers and through the arrangement of vehicle financing for customers. We may be charged back ("chargeback") for such commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established at that time. The reserve considers our historical chargeback experience, including timing, as well as national industry trends. This data is evaluated on a product-by-product basis. These reserves totaled $11.7 million and $11.8 million as of June 30, 2004 and December 31, 2003, respectively.

Goodwill and Other Intangible Assets-

         Our intangible assets relate primarily to goodwill and manufacturer franchise rights associated with acquisitions of dealerships, which we account for under the purchase method of accounting as required by SFAS No. 141, "Business Combinations." In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill and other intangible assets, which are deemed to have indefinite lives, but test the value of these assets for impairment at least annually, or more frequently if any event occurs or circumstances change that indicate possible impairment. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers' brand names. Goodwill and franchise rights are allocated to each reporting unit at the platform and franchise level, respectively. The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each manufacturer franchise right. Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets.

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

         We review the value of platform goodwill and manufacturer franchise rights for impairment during the fourth quarter of each year. The first step of the impairment test identifies potential impairments by comparing the estimated fair value of each reporting unit with its corresponding net book value, including goodwill. If the net book value of a reporting unit exceeds its fair value, the second step of the impairment test determines the potential impairment loss by comparing the estimated fair value of goodwill with its carrying amount. If the estimated fair value of goodwill is less than the carrying amount, the carrying value of goodwill is adjusted to reflect its estimated fair value.

         All other intangible assets are deemed to have definite lives and are amortized on a straight-line basis over the life of the asset ranging from 3-15 years and are tested for impairment when circumstances indicate that the carrying value of the asset might be impaired.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Platform Finance and Insurance Gross Profit PVR-

         We evaluate our finance and insurance gross profit performance on a PVR basis by dividing our total finance and insurance gross profit by the number of retail vehicles sold. During 2003, our corporate office renegotiated a contract with one of our third party finance and insurance product providers, which resulted in the recognition of revenue during the three and six months ended June 30, 2004, that was attributable to retail vehicles sold during prior periods. We believe that platform finance and insurance, which excludes the additional revenue derived from this contract, provides a more accurate measure of our finance and insurance operating performance. The following table reconciles finance and insurance gross profit to platform finance and insurance gross profit, and provides the necessary components to calculate platform finance and insurance gross profit PVR:


                                                        For the Three    For the Six
(In thousands, except for unit and                      Months Ended     Months Ended
per vehicle data)                                       June 30, 2004    June 30, 2004
                                                        -------------    -------------

Finance and insurance gross profit, net (as reported)     $ 39,015         $ 71,831
Less:  Corporate finance and insurance gross profit .       (1,906)          (3,149)
                                                          --------         --------
Platform finance and insurance gross profit .........     $ 37,109         $ 68,682
                                                          ========         ========

Platform finance and insurance gross profit PVR .....     $    833         $    816
                                                          ========         ========

Retail units sold:
  New retail units ..................................       28,538           52,361
  Used retail units .................................       16,033           31,808
                                                          --------         --------
   Total ............................................       44,571           84,169
                                                          ========         ========


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

         We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $252.0 million of variable rate long-term debt (including the current portion) outstanding at June 30, 2004, a 1% change in interest rates would result in a change of approximately $2.5 million to our annual other interest expense. Based on floor plan amounts outstanding at June 30, 2004, a 1% change in the interest rates would result in a change of approximately $6.7 million to annual floor plan interest expense.

         We receive interest credit assistance from certain automobile manufacturers, which is accounted for as a reduction in the cost of Inventories on the accompanying Consolidated Balance Sheet and recognized as a reduction to cost of sales upon the sale of the related inventory. For the six months ended June 30, 2004, we recognized $12.3 million as a reduction to cost of sales associated with interest credit assistance. Although we can provide no assurance as to the amount of future interest credit assistance, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.


Interest Rate Hedges

         We use interest rate swaps to manage our capital structure. In December 2003, we entered into two forward interest rate swaps with a combined notional principal amount of $200.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. During the second quarter of 2004, we reduced the notional principal amount of these swap agreements to $170 million. This transaction resulted in a gain of $0.4 million, which is included in Other Liabilities on the accompanying Consolidated Balance Sheet and will be amortized on a straight-line basis as an offset to interest expense over the swap period, beginning in March 2006. The swap agreements were designated and qualify as interest rate hedges of future changes in interest rates of our variable rate floor plan indebtedness and we expect that these hedges, which may contain minor ineffectiveness, will be highly effective during the swap period from March 2006 through February 2014. As of June 30, 2004, the swap agreement had a fair value of $2.0 million, which is included in Other Assets and Accumulated Other Comprehensive Loss on the accompanying Consolidated Balance Sheets.

         During December 2003, we entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our fixed rate senior subordinated debt and does not contain any ineffectiveness. As of June 30, 2004, the swaps had a fair value of $9.4 million, which is included in Other Liabilities and Accumulated Other Comprehensive Loss on the accompanying Consolidated Balance Sheets.

Item 4. Controls and Procedures

         Based on their evaluation of our disclosure controls and procedures and internal control over financial reporting, our principal executive officer and principal financial officer have concluded that (i) our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) were effective as of June 30, 2004, and
(ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                                       ---
                           Forward-Looking Statements

         This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and projections regarding the Company's financial position, results of operations, market position, product development and business strategy. These statements are based on management's current expectations and involve significant risks and uncertainties that may cause results to differ materially from those set forth in the statements. These risks and uncertainties include, among other things,

o   market factors,
o   the Company's relationships with vehicle manufacturers and other suppliers,
o   risks associated with the Company's substantial indebtedness,
o   risks related to pending and potential future acquisitions,
o   general economic conditions both nationally and locally, and
o   governmental regulations and legislation.

         There can be no guarantees the Company's plans for future operations will be successfully implemented or that they will prove to be commercially successful. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 4. Submission of Matters to a Vote of Security Holders

The results of the votes cast at the Company's Annual Meeting on June 3, 2004 were as follows:

Election of Class I Directors:
                                           For             Withheld

Phillip F. Maritz                            27,381,908         57,810
John M. Roth                                 27,382,008         57,710
Ian K. Snow                                  27,353,087         86,631
Jeffery I. Wooley                            27,060,250        379,468

Ratification of appointment of Deloitte & Touche L.L.P. as independent public accountants for 2004:

For                                                         27,388,075
Against                                                          1,400
Abstain                                                         50,243

Approval of amendments to the 2002 stock option plan:

For                                                         24,766,026
Against                                                      1,184,422
Abstain                                                        455,949
Broker No Vote                                               1,033,321

Approval of Key Executive Incentive Compensation Plan:

For                                                         25,854,161
Against                                                         95,587
Abstain                                                        456,649
Broker No Vote                                               1,033,321


Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

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

     Report filed June 4, 2004, under Item 9, relating to the issuance of a press release announcing that Thomas G. McCollum has been named President and C.E.O. of the Company's Texas platform.

     Report filed July 19, 2004, under Item 5, relating to the issuance of a press release announcing that the Company would not proceed with the proposed secondary offering of the registrant's common stock previously announced on January 22, 2004, and that the registrants has withdrawn the registration statement related to such proposed secondary offering, originally filed with the Securities and Exchange Commission on January 22, 2004.

     Report filed on July 26, 2004, under Item 5, relating to the issuance of a press release announcing that Charles Robinson has been named Vice President of Finance and Insurance.

     Report filed on July 29, 2004, under Item 5, relating to the issuance of a press release announcing the Company's financial results for the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Asbury Automotive Group, Inc.
                            (Registrant)



Date: August 6, 2004        By:   /s/ KENNETH B. GILMAN
                                  -------------------------------------------
                            Name: Kenneth B. Gilman
                            Title: Chief Executive Officer and President



Date: August 6, 2004        By:    /s/ J. GORDON SMITH
                                  -------------------------------------------
                            Name: J. Gordon Smith
                            Title: Senior Vice President and Chief Financial
                                   Officer (Principal Financial Officer)

                                INDEX TO EXHIBITS



Exhibit
Number    Description of Documents
------    ------------------------

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002