Form 10-Q
period 2004-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2004-11-08
CIK 1144980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                     FORM 10-Q




|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004 OR

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of November 2, 2004, was 32,551,858 (net of 1,586,587 treasury shares).

                          ASBURY AUTOMOTIVE GROUP, INC.
                                      INDEX



                                                                           Page

                         PART I - Financial Information

Item 1. Consolidated Financial Statements
           Consolidated Balance Sheets as of September 30,
             2004 (Unaudited) and December 31, 2003.......................   1
           Consolidated Statements of Income for the Three and
             Nine Months Ended September 30, 2004 and 2003 (Unaudited)....   2
           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2004 and 2003 (Unaudited)................   3
           Notes to Consolidated Financial Statements (Unaudited).........   4
           Report of Independent Registered Public Accounting Firm........  21

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  22
Item 3. Quantitative and Qualitative Disclosures About Market Risk........  38
Item 4. Controls and Procedures...........................................  38

                           PART II - Other Information

Item 6. Exhibits..........................................................  40
        Signatures........................................................  41
        Index to Exhibits.................................................  42

PART I.   FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          ASBURY AUTOMOTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                                                      September 30,   December 31,
                                       ASSETS                                            2004             2003
                                       ------                                         -------------   ------------
                                                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ........................................................   $    18,255    $   106,711
  Contracts-in-transit .............................................................        87,145         93,881
  Restricted investments ...........................................................         1,623          1,591
  Accounts receivable (net of allowance of $1,648 and $2,371, respectively) ........       137,146        114,201
  Inventories ......................................................................       692,300        650,397
  Deferred income taxes ............................................................        10,792          8,811
  Prepaid and other assets .........................................................        45,518         36,417
  Assets held for sale .............................................................        46,517         29,533
                                                                                       -----------    -----------
       Total current assets ........................................................     1,039,296      1,041,542

PROPERTY AND EQUIPMENT, net ........................................................       191,078        266,991
GOODWILL ...........................................................................       455,184        404,143
RESTRICTED INVESTMENTS, net of current portion .....................................         1,596          2,974
OTHER ASSETS .......................................................................       106,763         98,629
                                                                                       -----------    -----------
       Total assets ................................................................   $ 1,793,917    $ 1,814,279
                                                                                       ===========    ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:
  Floor plan notes payable .........................................................   $   557,181    $   602,167
  Current maturities of long-term debt .............................................        33,760         33,250
  Accounts payable .................................................................        48,558         42,882
  Accrued liabilities ..............................................................        94,430         78,727
  Liabilities associated with assets held for sale ................................         31,243         24,732
                                                                                       -----------    -----------
       Total current liabilities ...................................................       765,172        781,758

LONG-TERM DEBT .....................................................................       497,355        559,128
DEFERRED INCOME TAXES ..............................................................        26,636         22,179
OTHER LIABILITIES ..................................................................        36,780         17,507
COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share, 10,000,000 shares authorized ..........          --             --
  Common stock, $.01 par value per share, 90,000,000 shares authorized 34,137,779
       and 34,022,008 shares issued, including shares held in treasury, respectively           341            340
  Additional paid-in capital .......................................................       412,692        411,082
  Retained earnings ................................................................        75,060         37,832
  Treasury stock, at cost, 1,586,587 and 1,590,013 shares held, respectively .......       (15,032)       (15,064)
  Accumulated other comprehensive loss .............................................        (5,087)          (483)
                                                                                       -----------    -----------
       Total shareholders' equity ..................................................       467,974        433,707
                                                                                       -----------    -----------
       Total liabilities and shareholders' equity ..................................   $ 1,793,917    $ 1,814,279
                                                                                       ===========    ===========

                 See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                 For the Three Months          For the Nine Months
                                                 Ended September 30,           Ended September 30,
                                              --------------------------    --------------------------
                                                 2004           2003           2004            2003
                                              -----------    -----------    -----------    -----------
REVENUES:
   New vehicle ............................   $   862,863    $   761,340    $ 2,421,645    $ 2,114,259
   Used vehicle ...........................       329,998        309,371        965,355        887,701
   Parts, service and collision repair ....       157,416        136,385        450,506        389,012
   Finance and insurance, net .............        39,749         35,923        110,569         96,241
                                              -----------    -----------    -----------    -----------
       Total revenues .....................     1,390,026      1,243,019      3,948,075      3,487,213

cost of sales:
   New vehicle ............................       802,562        706,314      2,248,480      1,958,751
   Used vehicle ...........................       303,236        282,200        882,693        806,710
   Parts, service and collision repair ....        75,985         63,817        214,890        181,804
                                              -----------    -----------    -----------    -----------
       Total cost of sales ................     1,181,783      1,052,331      3,346,063      2,947,265
                                              -----------    -----------    -----------    -----------
GROSS PROFIT ..............................       208,243        190,688        602,012        539,948

OPERATING EXPENSES:
   Selling, general and administrative ....       168,836        144,474        481,344        419,596
   Depreciation and amortization ..........         4,993          5,004         15,419         14,602
                                              -----------    -----------    -----------    -----------
       Income from operations .............        34,414         41,210        105,249        105,750

OTHER INCOME (EXPENSE):
   Floor plan interest expense ............        (5,383)        (4,207)       (15,233)       (12,871)
   Other interest expense .................        (8,678)       (10,088)       (29,186)       (30,030)
   Interest income ........................           228            190            613            436
   Gain (loss) on sale of assets ..........            42            (94)           (99)          (432)
   Other income (expense), net ............           129            (78)           226              2
                                              -----------    -----------    -----------    -----------
       Total other expense, net ...........       (13,662)       (14,277)       (43,679)       (42,895)
                                              -----------    -----------    -----------    -----------
       Income before income taxes .........        20,752         26,933         61,570         62,855

INCOME TAX EXPENSE: .......................         7,782         10,214         22,912         24,507
                                              -----------    -----------    -----------    -----------
       Income from continuing operations ..        12,970         16,719         38,658         38,348

DISCONTINUED OPERATIONS, net of tax .......          (854)          (475)        (1,430)        (2,734)
                                              -----------    -----------    -----------    -----------
       Net income .........................   $    12,116    $    16,244    $    37,228    $    35,614
                                              ===========    ===========    ===========    ===========
EARNINGS PER COMMON SHARE:
   Basic ..................................   $      0.37    $      0.50    $      1.15    $      1.09
                                              ===========    ===========    ===========    ===========

   Diluted ................................   $      0.37    $      0.50    $      1.14    $      1.09
                                              ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic ..................................        32,540         32,419         32,482         32,721
                                              ===========    ===========    ===========    ===========
   Diluted ................................        32,647         32,612         32,675         32,761
                                              ===========    ===========    ===========    ===========




                 See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                         For the Nine Months
                                                                                         Ended September 30,
                                                                                       -----------------------
                                                                                          2004         2003
                                                                                       ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income .......................................................................   $  37,228    $  35,614
  Adjustments to reconcile net income to net cash provided by operating activities-
    Depreciation and amortization ..................................................      15,419       14,602
    Depreciation and amortization from discontinued operations .....................         372        1,389
    Amortization of deferred financing fees ........................................       1,231        2,582
    Change in allowance for doubtful accounts ......................................        (723)          96
    Loss on sale of assets .........................................................          99          432
    Loss (gain) on sale of discontinued operations .................................         737         (297)
    Change in deferred income taxes ................................................       5,550        2,617
    Other adjustments ..............................................................       6,482        2,975
  Changes in operating assets and liabilities, net of acquisitions and divestitures-
    Contracts-in-transit ...........................................................       4,703        4,810
    Accounts receivable ............................................................     (37,245)     (30,938)
    Proceeds from the sale of accounts receivable ..................................      14,222       15,023
    Inventories ....................................................................     (14,228)      72,934
    Prepaid and other assets .......................................................     (25,013)     (21,980)
    Floor plan notes payable .......................................................     (52,231)     (62,410)
    Accounts payable and accrued liabilities .......................................      19,245       18,084
    Other assets and liabilities ...................................................      (2,051)        (999)
                                                                                       ----------   ----------
       Net cash (used in) provided by operating activities .........................     (26,203)      54,534

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................................     (56,590)     (37,558)
  Payments for acquisitions ........................................................     (71,594)     (72,378)
  Proceeds from the sale of assets .................................................         503          774
  Proceeds from the sale of discontinued operations ................................       3,543        7,845
  Purchase of restricted marketable securities .....................................        (517)        (750)
  Proceeds from the sale of restricted marketable securities .......................       1,863        1,826
  Net issuance of finance contracts ................................................        (533)      (2,818)
                                                                                       ----------   ----------
       Net cash used in investing activities .......................................    (123,325)    (103,059)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from borrowings .........................................................      46,357      115,393
  Repayments of debt ...............................................................    (108,655)     (59,392)
  Proceeds from sale-leaseback activity ............................................     121,813       31,177
  Purchase of treasury stock .......................................................        --         (9,700)
  Distributions to members .........................................................        --         (3,010)
  Proceeds from the exercise of stock options ......................................       1,557          248
                                                                                       ----------   ----------
       Net cash provided by financing activities ...................................      61,072       74,716
                                                                                       ----------   ----------
       Net (decrease) increase in cash and cash equivalents ........................     (88,456)      26,191

CASH AND CASH EQUIVALENTS, beginning of period .....................................     106,711       22,613
                                                                                       ----------   ----------
CASH AND CASH EQUIVALENTS, end of period ...........................................   $  18,255    $  48,804
                                                                                       ==========   ==========

See Note 11 for supplemental cash flow information



                 See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  DESCRIPTION OF BUSINESS

         Asbury Automotive Group, Inc. is a national automotive retailer, operating 99 dealership locations (137 franchises) as of September 30, 2004. We offer an extensive range of automotive products and services, including new and used vehicles, financing and insurance, vehicle maintenance and collision repair services, replacement parts and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 23 collision repair centers that serve our markets. Our retail network is organized into nine regional dealership groups, or "platforms," which are marketed under different regional brands. Our platforms encompass 20 metropolitan markets in the Southeastern, Midwestern, Southwestern and Northwestern United States. In addition to our nine platforms, we operate two dealerships in two metropolitan markets in Northern California and three dealerships in two metropolitan markets in Southern California with the intention of expanding our operations in each of these respective areas through additional acquisitions.

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

         In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003 have been included. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the full year. Our interim consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Revenue Recognition

         Revenue from the sale of new and used vehicles is recognized upon delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts, service and collision repair is recognized upon delivery of parts to the customer or at the time vehicle service or repair work is completed. Manufacturer vehicle incentives and rebates, including holdbacks, are recognized when earned, generally at the time the related vehicles are sold.

         We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we arrange financing for customers and receive commissions from financing institutions. We may be charged back ("chargebacks") for finance, insurance or vehicle service contract commissions in the event a contract is terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and vehicle service contract commissions, net of estimated chargebacks, are included in "Finance and insurance, net" in the accompanying Consolidated Statements of Income.

Stock-Based Compensation

         We account for stock-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB Opinion No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An amendment of FASB Statement No. 123."

The following table illustrates the effect on net income and net income per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123 "Accounting for Stock-Based Compensation":

                                                                   For the Three Months        For the Nine Months
                                                                   Ended September 30,         Ended September 30,
                                                                 -------------------------   -------------------------
      (In thousands, except per share data)                         2004        2003           2004         2003
                                                                 -----------   -----------   -----------   -----------

Net income ...................................................   $   12,116    $   16,244    $   37,228    $   35,614
Adjustments to net income:
  Stock-based compensation expense included in net income, net
  of tax .....................................................            3            12            86            42
  Pro forma stock-based compensation expense, net of tax .....       (1,410)       (1,002)       (4,012)       (2,811)
                                                                 ----------    ----------    ----------    ----------
Pro forma net income .........................................   $   10,709    $   15,254    $   33,302    $   32,845
                                                                 ==========    ==========    ==========    ==========

Net income per common share--basic (as reported) .............   $     0.37    $     0.50    $     1.15    $     1.09
                                                                 ==========    ==========    ==========    ==========

Net income per common share--diluted (as reported) ...........   $     0.37    $     0.50    $     1.14    $     1.09
                                                                 ==========    ==========    ==========    ==========

Pro forma net income per common share--basic .................   $     0.33    $     0.47    $     1.03    $     1.00
                                                                 ==========    ==========    ==========    ==========

Pro forma net income per common share--diluted ...............   $     0.33    $     0.47    $     1.02    $     1.00
                                                                 ==========    ==========    ==========    ==========


         We use the Black-Scholes option valuation model ("Black-Scholes"), which is the measure of fair value most often utilized under SFAS No. 123. Traded options, unlike our stock-based awards, are not subject to vesting restrictions, are fully transferable and may use lower expected stock price volatility measures than those assumed below. We estimated the fair value of stock-based compensation issued to employees during each respective period using Black-Scholes with the following assumptions:

                                    For the Three Months   For the Nine Months
                                    Ended September 30,    Ended September 30,
                                    --------------------   -------------------
                                      2004       2003        2004       2003
                                    --------    --------   --------   --------

  Risk free interest rate            3.1%       3.3%       2.3-3.6%   2.3-3.3%
  Expected life of options           4 years    5 years     4 years    5 years
  Expected stock price volatility    50%        62%        50-53%      1 - 65%
  Expected dividend yield            N/A        N/A        N/A        N/A


Discontinued Operations

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," certain amounts reflected in the accompanying Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2003, have been reclassified to reflect the status of our discontinued operations as of September 30, 2004.

3.  ACQUISITIONS

         We did not complete any acquisitions during the three months ended September 30, 2004. During the three months ended September 30, 2003, we acquired three dealership locations (seven franchises) for an aggregate purchase price of $32.7 million, which was paid in cash through the use of available funds.

         During the nine months ended September 30, 2004, we acquired six dealership locations (six franchises) for an aggregate purchase price of $74.2 million, of which $71.6 million was paid in cash through the use of available funds, with the remaining $2.6 million representing the fair value of future payments associated with our acquisitions. During the nine months ended September 30, 2003, we acquired five dealership locations (ten franchises) and one ancillary business for an aggregate purchase price of $72.4 million, of which $0.3 million was paid in cash through the use of available funds and $72.1 million was funded through borrowings under our committed credit facility.

         The allocation of purchase price for acquisitions is as follows:

                                                     For the Nine Months
                                                     Ended September 30,
                                                     -------------------
       (In thousands)                                 2004         2003
                                                     --------    -------
       Working capital                               $ 5,140     $ 4,597
       Fixed assets                                    3,723       3,674
       Other assets                                      257         -
       Goodwill                                       53,555      64,496
       Franchise rights                               11,500        -
       Other liabilities                                -           (389)
                                                     -------     -------
         Total purchase price                        $74,175     $72,378
                                                     =======     =======

        The allocation of purchase price to assets acquired and liabilities assumed for certain current and prior year acquisitions was based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available.

4.  INVENTORIES

         Inventories consist of the following:

    (In thousands)                September 30, 2004     December 31, 2003
    --------------                ------------------     -----------------

    New vehicles                      $550,504               $517,227
    Used vehicles                       98,298                 90,683
    Parts and accessories               43,498                 42,487
                                      --------               --------
       Total inventories              $692,300               $650,397
                                      ========               ========

        The lower of cost or market reserves for inventory totaled $5.9 million and $4.6 million as of September 30, 2004 and December 31, 2003, respectively.

5.  GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

         Goodwill represents the excess cost of businesses acquired over the fair market value of the identifiable net assets. The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

      (In thousands)

   Balance, December 31, 2003                                        $404,143
       Current year acquisitions                                       53,555
       Adjustments associated with prior year acquisitions               (817)
       Current year divestitures                                       (1,697)
                                                                     --------
   Balance, September 30, 2004                                       $455,184
                                                                     ========

         During the nine months ended September 30, 2004, we allocated $11.5 million of the purchase price of our current year acquisitions to manufacturer franchise rights and increased manufacturer franchise rights $1.0 million related to an acquisition completed during 2003. Manufacturer franchise rights totaled $50.5 million and $38.0 million as of September 30, 2004 and December 31, 2003, respectively, and are included in Other Assets on the accompanying Consolidated Balance Sheets.

6.  ASSETS AND LIABILITIES HELD FOR SALE

         Assets and liabilities classified as held for sale as of September 30, 2004 include (1) assets and liabilities associated with discontinued operations and real estate associated with former dealership locations, (2) real estate of new dealership locations where an unaffiliated third party purchased land and is advancing funds to us equal to the cost of construction of dealership facilities being constructed on the land and (3) leasehold improvements that an unaffiliated third party has agreed to purchase upon completion of the construction.

         Assets and liabilities associated with discontinued operations included four dealership locations (six franchises) and real estate associated with three former dealership locations as of September 30, 2004, and two dealership locations (three franchises) and real estate associated with two former dealership locations as of December 31, 2003. Assets associated with discontinued operations totaled $28.2 million and $6.7 million, and liabilities associated with discontinued operations totaled $17.2 million and $2.0 million as of September 30, 2004 and December 31, 2003, respectively.

          In connection with the construction of certain new dealership locations, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is advancing funds to us equal to the cost of construction of dealership facilities being constructed on the land. The agreements include an option for the third party to cancel the agreement and require us to return the advanced funds in the event we fail to complete construction of the facilities, among other customary conditions. As a result, we capitalize the cost of the land, facilities and rent during the construction period and record a corresponding liability equal to the amount of the advanced funds. Upon completion of the construction, we will execute the sale-leaseback transaction, remove the cost of the land, facilities and the related liability from our Consolidated Balance Sheets and amortize the capitalized rent on a straight-line basis over the lease term. As of September 30, 2004, the book value of these assets held for sale and the related liabilities totaled $15.7 million and $14.0 million, respectively. The book value of these assets held for sale and the related liabilities each totaled $22.8 million as of December 31, 2003.

         During the three months ended September 30, 2004, we sold land and buildings with a net book value of $102.5 million to an unaffiliated third party for net proceeds of $114.9 million in a sale-leaseback transaction. The gain on the transaction of $12.4 million, which is net of estimated deal costs, is being amortized as a component of selling, general and administrative expense over the lease terms. In addition, we repaid $63.7 million of the related mortgages with the proceeds from the sale-leaseback transaction. Under the terms of the sale-leaseback agreement, we have agreed to make certain leasehold improvements and the unaffiliated third party has agreed to purchase those improvements upon completion of the construction. The costs of construction for the leasehold improvements are included in Assets Held for Sale on our Consolidated Balance Sheets. We expect that the construction of these dealership facilities will be substantially complete by December 31, 2005. The book value of the construction-in-progress totaled $2.6 million as of September 30, 2004. We estimate that the annualized rent associated with these leases will be approximately $9.2 million, including the effects of the deferred gain amortization and excluding estimated rent increases as a result of the anticipated sale of leasehold improvements.

         A summary of assets and liabilities held for sale is as follows:

  (In thousands)                       September 30, 2004     December 31, 2003
                                       ------------------     -----------------

  Assets:
      Inventories                         $ 17,115                 $ 2,116
      Property and equipment, net           25,720                  27,417
      Other assets                           3,682                   -
                                          --------                 -------
      Total assets                          46,517                  29,533

  Liabilities:
      Floor plan notes payable              15,767                   1,954
      Long-term debt                            13                      -
      Other liabilities                     15,463                  22,778
                                          --------                 -------
     Total liabilities                      31,243                  24,732
                                          --------                 -------
  Net assets held for sale                $ 15,274                 $ 4,801
                                          ========                 =======

7.  LONG-TERM DEBT

           Long-term debt consists of the following:

       (In thousands)                              September 30,   December 31,
                                                       2004            2003
                                                   -------------   ------------

   9% Senior Subordinated Notes due 2012             $250,000        $250,000
   8% Senior Subordinated Notes due 2014              200,000         200,000
   Mortgage notes payable                              50,895         116,664
   Notes payable collateralized by loaner
     vehicles                                          22,156          15,744
   Capital lease obligations                            4,610           4,226
   Other notes payable                                  3,454           5,744
                                                     --------        --------
                                                      531,115         592,378
   Less--current portion                              (33,760)        (33,250)
                                                     --------        --------
   Long--term debt                                   $497,355        $559,128
                                                     ========        ========

8.  COMPREHENSIVE INCOME

         The following table provides a reconciliation of net income to comprehensive income:

                                                           For the Three Months    For the Nine Months
                                                            Ended September 30,     Ended September 30,
                                                            --------------------    --------------------
(In thousands)                                                2004        2003        2004        2003
                                                            --------    --------    --------    --------

Net income ..............................................   $ 12,116    $ 16,244    $ 37,228    $ 35,614

Other comprehensive income:
   Change in fair value of interest rate swaps ..........       (696)       --       (7,397)        --
   Income tax benefit associated with
       interest rate swaps ..............................        261        --         2,793        --
                                                            --------    --------    --------    --------
                                                                (435)       --        (4,604)       --
   Reclassification adjustment of loss on
      interest rate swaps included in net income ........       --            46        --           159
   Income tax expense associated with interest rate swaps       --           (13)       --           (59)
                                                            --------    --------    --------    --------
Comprehensive income ....................................   $ 11,681    $ 16,277    $ 32,624    $ 35,714
                                                            ========    ========    ========    ========

         In December 2003, we entered into two forward interest rate swaps with a combined notional principal amount of $200.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. During the second quarter of 2004, we reduced the notional principal amount of these swap agreements to $170.0 million. This transaction resulted in a gain of $0.4 million, which is included in Other Liabilities on our Consolidated Balance Sheet as of September 30, 2004, and will be amortized on a straight-line basis as an offset to interest expense over the swap period, beginning in March 2006. The swap agreements were designated and qualify as interest rate hedges of future changes in interest rates of our variable rate floor plan indebtedness and we expect that these hedges, which may contain minor ineffectiveness, will be highly effective during the swap period from March 2006 through February 2014. As of September 30, 2004, the swap agreements had a fair value of $6.2 million, which is included in Other Liabilities on the accompanying Consolidated Balance Sheets.

         In December 2003, we entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of this swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our fixed rate senior subordinated debt and does not contain any ineffectiveness. As of September 30, 2004, the swap agreement had a fair value of $1.9 million, which is included in Other Liabilities on the accompanying Consolidated Balance Sheets.

9.  DISCONTINUED OPERATIONS AND DISPOSITIONS

         During the three months ended September 30, 2004, we sold five dealership locations (six franchises), one of which was placed into discontinued operations in the same period. In addition, during the three months ended September 30, 2004, we placed three dealership locations (five franchises) into discontinued operations. As of September 30, 2004, four dealership locations (six franchises) and real estate associated with three former dealership locations were pending disposition. The accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2003, have been reclassified to reflect the status of our discontinued operations as of September 30, 2004.

         The following table provides further information regarding our discontinued operations as of September 30, 2004, and includes the results of businesses sold prior to September 30, 2004, and businesses pending disposition as of September 30, 2004:

                                                   For the Three Months                 For the Three Months
                                                  Ended September 30, 2004            Ended September 30, 2003
                                               --------------------------------    --------------------------------
                                                            Pending                            Pending
(Dollars in thousands)                           Sold     Disposition   Total        Sold*   Disposition**   Total
                                               --------    --------    --------    --------    --------    --------

Franchises .................................          6           6          12          12           6          18
                                               ========    ========    ========    ========    ========    ========
Used-only locations ........................       --          --          --            11        --            11
                                               ========    ========    ========    ========    ========    ========
Ancillary businesses .......................       --          --          --             2        --             2
                                               ========    ========    ========    ========    ========    ========

Revenues ...................................   $  2,893    $ 29,945    $ 32,838    $ 20,854    $ 30,725    $ 51,579
Cost of sales ..............................      2,745      25,705      28,450      17,553      25,784      43,337
                                               --------    --------    --------    --------    --------    --------
         Gross profit ......................        148       4,240       4,388       3,301       4,941       8,242
Operating expenses .........................        858       4,435       5,293       4,226       4,550       8,776
                                               --------    --------    --------    --------    --------    --------
         Income (loss) from operations .....       (710)       (195)       (905)       (925)        391        (534)
Other expense, net .........................        (13)       (185)       (198)        (69)       (143)       (212)
                                               --------    --------    --------    --------    --------    --------
         Net income (loss) .................       (723)       (380)     (1,103)       (994)        248        (746)

Loss on disposition of discontinued
     Operations ............................       (263)       --          (263)        (32)       --           (32)
                                               --------    --------    --------    --------    --------    --------
         Income (loss) before income taxes .       (986)       (380)     (1,366)     (1,026)        248        (778)
Income tax benefit (expense) ...............        370         142         512         399         (96)        303
                                               --------    --------    --------    --------    --------    --------
         Discontinued operations, net of tax   $   (616)   $   (238)   $   (854)   $   (627)   $    152    $   (475)
                                               ========    ========    ========    ========    ========    ========


                                                    For the Nine Months                  For the Nine Months
                                                   Ended September 30, 2004             Ended September 30, 2003
                                                ---------------------------------     --------------------------------
                                                             Pending                              Pending
(Dollars in thousands)                            Sold     Disposition    Total         Sold*   Disposition**   Total
                                                --------     --------    --------     --------    --------    --------
Franchises .................................           8            6          14           14           6          20
                                                ========     ========    ========     ========    ========    ========
Used-only locations ........................        --           --           --            11        --            11
                                                ========     ========    ========     ========    ========    ========
Ancillary businesses .......................        --           --           --             2         --            2
                                                ========     ========    ========     ========    ========    ========

Revenues ...................................    $ 27,459     $ 86,529    $113,988    $  88,680   $  90,458   $ 179,138
Cost of sales ..............................      23,396       73,454      96,850       76,202      75,705     151,907
                                                --------     --------    --------     --------    --------    --------
         Gross profit ......................       4,063       13,075      17,138       12,478      14,753      27,231
Operating expenses .........................       4,719       13,213      17,932       17,991      13,068      31,059
                                                --------     --------    --------     --------    --------    --------
         Income (loss) from operations .....        (656)        (138)       (794)      (5,513)      1,685      (3,828)

Other expense, net .........................        (175)        (582)       (757)        (513)       (497)     (1,010)
                                                --------     --------    --------     --------    --------    --------
         Net income (loss) .................        (831)        (720)     (1,551)      (6,026)      1,188      (4,838)

(Loss) gain on disposition of discontinued
     operations ............................        (737)        --          (737)         297        --           297
                                                --------     --------    --------     --------    --------    --------
         Income (loss) before income taxes .      (1,568)        (720)     (2,288)      (5,729)      1,188      (4,541)
Income tax benefit (expense) ...............         588          270         858        2,280        (473)      1,807
                                                --------     --------    --------     --------    --------    --------
         Discontinued operations, net of tax    $   (980)    $   (450)   $ (1,430)     $(3,449)    $   715    $ (2,734)
                                                ========     ========    ========     ========    ========    ========

* Businesses were sold between July 1, 2003 and September 30, 2004
** Businesses pending disposition as of September 30, 2004
*** Businesses were sold between January 1, 2003 and September 30, 2004

10.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                  For the Three Months     For the Nine Months
                                                                  Ended September 30,      Ended September 30,
                                                                  ---------------------    ---------------------
(In thousands, except per share data)                                2004       2003         2004        2003
                                                                  ---------   ---------    ---------   ---------
Net income:
    Continuing operations .....................................   $ 12,970    $ 16,719     $ 38,658    $ 38,348
    Discontinued operations ...................................       (854)       (475)      (1,430)     (2,734)
                                                                  ---------   ---------    ---------   ---------
                                                                  $ 12,116    $ 16,244     $ 37,228    $ 35,614
                                                                  =========   =========    =========   =========
Earnings per share - basic and diluted:
    Continuing operations - basic .............................   $   0.40    $   0.52     $   1.19    $   1.17
    Discontinued operations - basic............................      (0.03)      (0.02)       (0.04)      (0.08)
                                                                  ---------   ---------    ---------   ---------
                                                                  $   0.37    $   0.50     $   1.15    $   1.09
                                                                  =========   =========    =========   =========

    Continuing operations - diluted ...........................   $   0.40    $   0.51     $   1.18    $   1.17
    Discontinued operations - diluted..........................      (0.03)      (0.01)       (0.04)      (0.08)
                                                                  ---------   ---------    ---------   ---------
                                                                  $   0.37    $   0.50     $   1.14    $   1.09
                                                                  =========   =========    =========   =========

Common shares and common share equivalents:
    Weighted average common shares outstanding - basic ........     32,540      32,419       32,482      32,721
    Common share equivalents (stock options) ..................        107         193          193          40
                                                                  ---------   ---------    ---------   ---------
    Weighted average common shares outstanding - diluted ......     32,647      32,612       32,675      32,761
                                                                  =========   =========    =========   =========


11.  SUPPLEMENTAL CASH FLOW INFORMATION

         During the nine months ended September 30, 2004 and 2003, we made interest payments, net of amounts capitalized, totaling $44.5 million and $35.8 million, respectively. During the nine months ended September 30, 2004, we received $4.9 million of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Senior Subordinated Notes due 2014.

         During the nine months ended September 30, 2004 and 2003, we made income tax payments totaling $11.0 million and $13.3 million, respectively.

         During the nine months ended September 30, 2004, we executed a sale-leaseback transaction, which resulted in the sale of approximately $17.6 million of Assets Held for Sale and the removal of $17.6 million of Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

         During the nine months ended September 30, 2004 and 2003, we entered into capital leases totaling $1.1 million and $2.4 million, respectively.

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

Guarantees

         We have guaranteed a loan made by a financial institution directly to a non-consolidated entity controlled by a current platform executive, which totaled approximately $2.7 million as of September 30, 2004. This loan was made by a corporation we acquired in October 1998, and guarantees an industrial revenue bond, which we are legally required to guarantee. The primary obligor of the note is a non-dealership business entity and that entity's partners as individuals.

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

                      Condensed Consolidating Balance Sheet
                            As of September 30, 2004
                                 (In thousands)


                                                       Parent      Guarantor    Non-guarantor
                                                       Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                      ----------  ------------  -------------  ------------  ------------

ASSETS
Current assets:
   Cash and cash equivalents ......................   $     --     $     --      $   18,255    $     --       $   18,255
   Inventories ....................................         --        643,822        48,478          --          692,300
   Other current assets ...........................         --        254,083        39,685       (11,544)       282,224
   Assets held for sale ...........................         --         46,517          --            --           46,517
                                                      ----------   ----------    ----------    ----------     ----------
         Total current assets .....................         --        944,422       106,418       (11,544)     1,039,296

Property and equipment, net .......................         --        185,850         5,228          --          191,078
Goodwill ..........................................         --        393,883        61,301          --          455,184
Other assets ......................................         --         91,882        16,477          --          108,359
Investment in subsidiaries ........................      467,974       76,829          --        (544,803)         --
                                                      ----------   ----------    ----------    ----------     ----------
         Total assets .............................   $  467,974   $1,692,866    $  189,424    $ (556,347)    $1,793,917
                                                      ==========   ==========    ==========    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Floor plan notes payable .......................   $     --     $  518,588    $   38,593    $     --       $  557,181
   Other current liabilities ......................         --        115,286        73,006       (11,544)       176,748
   Liabilities associated with assets held for sale         --         31,243          --            --           31,243
                                                      ----------   ----------    ----------    ----------     ----------
         Total current liabilities ................         --        665,117       111,599       (11,544)       765,172

Long-term debt ....................................         --        497,315            40          --          497,355
Other liabilities .................................         --         62,460           956          --           63,416
Shareholders' equity ..............................      467,974      467,974        76,829      (544,803)       467,974
                                                      ----------   ----------    ----------    ----------     ----------
         Total liabilities and shareholders' equity   $  467,974   $1,692,866    $  189,424    $ (556,347)    $1,793,917
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
                                                      ==========   ==========    ==========    ==========     ==========


                   Condensed Consolidating Statement of Income
                  For the Three Months Ended September 30, 2004
                                 (In thousands)


                                                       Parent      Guarantor    Non-guarantor
                                                       Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                      ----------  ------------  -------------  ------------  ------------

Revenues ..........................................   $      --    $1,219,721    $  173,374    $  (3,069)     $1,390,026
Cost of sales......................................          --     1,036,552       148,300       (3,069)      1,181,783
                                                      ----------   ----------    ----------    ----------     ----------
         Gross profit..............................          --       183,169        25,074         --           208,243

Operating expenses:
   Selling, general and administrative ............          --       149,855        18,981         --           168,836
   Depreciation and amortization ..................          --         4,517           476         --             4,993
                                                      ----------   ----------    ----------    ----------     ----------
         Income from operations ...................          --        28,797         5,617         --            34,414

Other income (expense):
   Floor plan interest expense ....................          --        (4,998)         (385)         --           (5,383)
   Other interest expense .........................          --        (7,609)       (1,069)         --           (8,678)
   Other income, net ..............................          --           384            15          --              399
   Equity in earnings of subsidiaries .............       12,116        2,611           --        (14,727)          --
                                                      ----------   ----------    ----------    ----------     ----------
         Total other income (expense), net                12,116       (9,612)       (1,439)      (14,727)       (13,662)
                                                      ----------   ----------    ----------    ----------     ----------
         Income from continuing operations
           before income taxes ....................       12,116       19,185         4,178       (14,727)        20,752

Income tax expense ................................          --         6,215         1,567          --            7,782
                                                      ----------   ----------    ----------    ----------     ----------
         Income from continuing operations.........       12,116       12,970         2,611       (14,727)        12,970

Discontinued operations, net of tax ...............          --          (854)          --            --            (854)
                                                      ----------   ----------    ----------    ----------     ----------
         Net income ...............................   $   12,116   $   12,116    $    2,611    $  (14,727)    $   12,116
                                                      ==========   ==========    ==========    ==========     ==========


                   Condensed Consolidating Statement of Income
                  For the Three Months Ended September 30, 2003
                                 (In thousands)


                                                       Parent      Guarantor    Non-guarantor
                                                       Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                      ----------  ------------  -------------  ------------  ------------

Revenues ..........................................   $      --    $1,074,121    $  171,700    $   (2,802)    $1,243,019
Cost of sales .....................................          --       908,351       146,782        (2,802)     1,052,331
                                                      ----------   ----------    ----------    ----------     ----------
         Gross profit .............................          --       165,770        24,918           --         190,688

Operating expenses:
   Selling, general and administrative ............          --       126,778        17,696           --         144,474
   Depreciation and amortization ..................          --         4,723           281           --           5,004
                                                      ----------   ----------    ----------    ----------     ----------
         Income from operations ...................          --        34,269         6,941           --          41,210

Other income (expense):
   Floor plan interest expense ....................          --        (3,651)         (556)          --          (4,207)
   Other interest expense .........................          --        (9,809)         (279)          --         (10,088)
   Other income (expense), net ....................          --            60           (42)          --              18
   Equity in earnings of subsidiaries .............       16,244        3,755           --        (19,999)          --
                                                      ----------   ----------    ----------    ----------     ----------
         Total other income (expense), net.........       16,244       (9,645)         (877)      (19,999)       (14,277)
                                                      ----------   ----------    ----------    ----------     ----------
         Income from continuing operations
           before income taxes ....................       16,244       24,624         6,064       (19,999)        26,933

Income tax expense ................................          --         7,905         2,309           --          10,214
                                                      ----------   ----------    ----------    ----------     ----------
         Income from continuing operations.........       16,244       16,719         3,755       (19,999)        16,719

Discontinued operations, net of tax ...............          --          (475)          --            --            (475)
                                                      ----------   ----------    ----------    ----------     ----------
         Net income ...............................   $   16,244   $   16,244    $    3,755    $  (19,999)    $   16,244
                                                      ==========   ==========    ==========    ==========     ==========


                   Condensed Consolidating Statement of Income
                  For the Nine Months Ended September 30, 2004
                                 (In thousands)


                                                       Parent      Guarantor    Non-guarantor
                                                       Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                      ----------  ------------  -------------  ------------  ------------

Revenues ..........................................   $      --    $3,452,881    $  506,022    $  (10,828)    $3,948,075
Cost of sales .....................................          --     2,922,499       434,392       (10,828)     3,346,063
                                                      ----------   ----------    ----------    ----------     ----------
         Gross profit .............................          --       530,382        71,630           --         602,012

Operating expenses:
   Selling, general and administrative ............          --       427,529        53,815           --         481,344
   Depreciation and amortization ..................          --        14,118         1,301           --          15,419
                                                      ----------   ----------    ----------    ----------     ----------
         Income from operations ...................          --        88,735        16,514           --         105,249

Other income (expense):
   Floor plan interest expense ....................          --       (14,137)       (1,096)          --         (15,233)
   Other interest expense .........................          --       (25,869)       (3,317)          --         (29,186)
   Other income, net ..............................          --           697            43           --             740
   Equity in earnings of subsidiaries .............       37,228        7,590           --        (44,818)           --
                                                      ----------   ----------    ----------    ----------     ----------
         Total other income (expense), net.........       37,228      (31,719)       (4,370)      (44,818)       (43,679)
                                                      ----------   ----------    ----------    ----------     ----------
         Income from continuing operations
           before income taxes ....................       37,228       57,016        12,144       (44,818)        61,570

Income tax expense ................................          --        18,358         4,554           --          22,912
                                                      ----------   ----------    ----------    ----------     ----------
         Income from continuing operations.........       37,228       38,658         7,590       (44,818)        38,658

Discontinued operations, net of tax ...............          --        (1,430)          --            --          (1,430)
                                                      ----------   ----------    ----------    ----------     ----------
         Net income ...............................   $   37,228   $   37,228    $    7,590    $  (44,818)    $   37,228
                                                      ==========   ==========    ==========    ==========     ==========


>


                   Condensed Consolidating Statement of Income
                  For the Nine Months Ended September 30, 2003
                                 (In thousands)


                                                       Parent      Guarantor    Non-guarantor
                                                       Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                      ----------  ------------  -------------  ------------  ------------

Revenues ..........................................   $      --    $3,008,202    $  488,880    $   (9,869)    $3,487,213
Cost of sales .....................................          --     2,536,656       420,478        (9,869)     2,947,265
                                                      ----------   ----------    ----------    ----------     ----------
         Gross profit .............................          --       471,546        68,402           --         539,948

Operating expenses:
   Selling, general and administrative ............          --       369,045        50,551           --         419,596
   Depreciation and amortization ..................          --        13,450         1,152           --          14,602
                                                      ----------   ----------    ----------    ----------     ----------
         Income from operations ...................          --        89,051        16,699           --         105,750

Other income (expense):
   Floor plan interest expense ....................          --       (11,738)       (1,133)          --         (12,871)
   Other interest expense .........................          --       (27,894)       (2,136)          --         (30,030)
   Other income (expense), net ....................          --           129          (123)          --               6
   Equity in earnings of subsidiaries .............       35,614        8,115           --        (43,729)          --
                                                      ----------   ----------    ----------    ----------     ----------
         Total other income (expense), net.........       35,614      (31,388)       (3,392)      (43,729)       (42,895)
                                                      ----------   ----------    ----------    ----------     ----------
         Income from continuing operations
           before income taxes ....................       35,614       57,663        13,307       (43,729)        62,855

Income tax expense ................................          --        19,315         5,192           --          24,507
                                                      ----------   ----------    ----------    ----------     ----------
         Income from continuing operations.........       35,614       38,348         8,115       (43,729)        38,348

Discontinued operations, net of tax ...............          --        (2,734)          --            --          (2,734)
                                                      ----------   ----------    ----------    ----------     ----------
         Net income ...............................   $   35,614   $   35,614    $    8,115    $  (43,729)    $   35,614
                                                      ==========   ==========    ==========    ==========     ==========

                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 2004
                                 (In thousands)


                                                       Parent      Guarantor    Non-guarantor
                                                       Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                      ----------  ------------  -------------  ------------  ------------

Net cash (used in) provided by operating
     activities ...................................   $    --      $  (52,918)   $   26,715    $    --        $  (26,203)

Cash flow from investing activities:
   Capital expenditures ...........................        --         (54,492)       (2,098)        --           (56,590)
   Payments for acquisitions ......................        --         (71,594)         --           --           (71,594)
   Other investing activities .....................        --           4,859       (11,544)       11,544          4,859
                                                      ----------   ----------    ----------    ----------     ----------
         Net cash used in investing activities.....        --        (121,227)      (13,642)       11,544       (123,325)

Cash flow from financing activities:
   Proceeds from borrowings .......................        --          57,901          --         (11,544)        46,357
   Repayments of debt .............................        --        (105,660)       (2,995)        --          (108,655)
   Proceeds from sale-leaseback activity ..........        --         121,420           393         --           121,813
   Other financing activities .....................        --           1,557          --           --             1,557
                                                      ----------   ----------    ----------    ----------     ----------
         Net cash provided by (used in)
           financing activities ...................        --          75,218        (2,602)      (11,544)        61,072
                                                      ----------   ----------    ----------    ----------     ----------
         Net (decrease) increase in cash and
           cash equivalents .......................        --         (98,927)       10,471         --           (88,456)

Cash and cash equivalents, beginning of period.....        --          98,927         7,784         --           106,711
                                                      ----------   ----------    ----------    ----------     ----------
Cash and cash equivalents, end of period ..........   $    --      $    --       $   18,255    $    --        $   18,255
                                                      ==========   ==========    ==========    ==========     ==========

                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 2003
                                 (In thousands)


                                                       Parent      Guarantor    Non-guarantor
                                                       Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                      ----------  ------------  -------------  ------------  ------------

Net cash provided by operating activities .........   $    --      $   53,438    $    1,096    $    --        $   54,534

Cash flow from investing activities:
   Capital expenditures ...........................        --         (37,037)         (521)        --           (37,558)
   Payments for acquisitions ......................        --         (72,378)        --            --           (72,378)
   Other investing activities .....................        --           6,877         --            --             6,877
                                                      ----------   ----------    ----------    ----------     ----------
         Net cash used in investing activities.....        --        (102,538)         (521)        --          (103,059)

Cash flow from financing activities:
   Proceeds from borrowings .......................        --         111,624         3,769         --           115,393
   Repayments of debt .............................        --         (56,057)       (3,335)        --           (59,392)
   Proceeds from sale-leaseback activity ..........        --          31,177         --            --            31,177
   Distributions to members .......................        --          (3,010)        --            --            (3,010)
   Purchase of treasury stock .....................        --          (9,700)        --            --            (9,700)
   Other financing activities .....................        --             248         --            --               248
                                                      ----------   ----------    ----------    ----------     ----------
         Net cash provided by financing
           activities .............................        --          74,282           434         --            74,716
                                                      ----------   ----------    ----------    ----------     ----------
         Net increase in cash and cash
           equivalents ............................        --          25,182         1,009         --            26,191

Cash and cash equivalents, beginning of period.....        --          18,779         3,834         --            22,613
                                                      ----------   ----------    ----------    ----------     ----------
Cash and cash equivalents, end of period ..........   $    --      $   43,961    $    4,843    $    --        $   48,804
                                                      ==========   ==========    ==========    ==========     ==========


14.  SUBSEQUENT EVENTS

Divestitures

         During the fourth quarter of 2004, we sold one dealership location (one franchise) for net proceeds of $1.7 million, resulting in a gain of approximately $0.9 million. This gain is net of estimated costs to complete these transactions, which may be adjusted in the fourth quarter as additional information becomes available.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the "Company") as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

New York, New York
November 8, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         We are a national automotive retailer, operating 99 dealership locations (137 franchises) in 11 states and 24 metropolitan markets in the United States as of September 30, 2004. We offer 33 different brands of new vehicles, including four heavy truck brands. We also operate 23 collision repair centers that serve our markets.

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

         Since inception, we have grown our business through the acquisition of nine "platforms" and numerous "tuck-in" acquisitions. "Tuck-in" acquisitions refer to the purchase of dealerships in the market areas of our existing platforms. We use "tuck-in" acquisitions to increase the number of vehicle brands we offer in a particular market area and to create a larger gross profit base over which to spread our "platform" overhead costs. In addition to our nine established platforms, we operate two franchises in Northern California and three franchises in Southern California, with the intention of expanding our operations in each of these regions through additional acquisitions. All acquisitions were accounted for using the purchase method of accounting, and the operations of the acquired dealerships are included in the Consolidated Statements of Income commencing on the date acquired. We evaluate the organic growth of our revenue and gross profit on a same store basis.

         Our gross profit percentage varies with our revenue mix. The sale of vehicles generally results in lower gross profit percentages than our fixed operations. As a result, when vehicle sales decrease as a percentage of total sales, we expect that our overall gross profit percentage would increase.

         Selling, general and administrative ("SG&A") expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other typical operating expenses. A significant portion of our selling expenses is variable (such as sales commissions), or controllable expenses (such as advertising), generally allowing our cost structure to adapt in response to trends in our business. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of gross profit.

         Sales of vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. Although these factors may impact our business, we believe that any future negative trends will be mitigated by the performance of our used vehicle sales, fixed operations, variable cost structure, regional diversity and advantageous brand mix. Historically, our brand mix, which is weighted towards luxury and mid-line imports, has tended to be less affected by market volatility than the U.S. automobile industry as a whole.

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

         Over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to stimulate customer demand for new vehicles. These programs have served to increase competition with late-model used vehicles. We anticipate the manufacturers will continue to use these incentive programs in the future and, as a result, we will continue to monitor and adjust our used vehicle inventory mix in order to increase the percentage of used vehicle inventory that can be sold at lower price points, thereby reducing competition with our new vehicle sales. In addition, we expect to continue to expand our service capacity in order to meet anticipated future demand, as the relatively high volume of new vehicle sales resulting from the highly "incentivized" new vehicle market will drive future service demand at our dealership locations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

         Net income decreased $4.1 million, or $0.13 per diluted share, to $12.1 million, or $0.37 per diluted share, for the three months ended September 30, 2004, from $16.2 million, or $0.50 per diluted share, for the three months ended September 30, 2003.

         Income from continuing operations decreased $3.7 million, or $0.11 per diluted share, to $13.0 million, or $0.40 per diluted share, for the three months ended September 30, 2004, from $16.7 million, or $0.51 per diluted share, for the three months ended September 30, 2003.

         The decrease in net income and income from continuing operations for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, resulted from several factors, including: (i) the impact of four major hurricanes on our Florida operations, which resulted in damage to several of our facilities and to our inventory, caused business interruptions at many of our dealerships for extended periods of time; and, to a lesser extent, the storms caused general disruption of our operations in Georgia, North Carolina and Mississippi, (ii) a decline in used retail unit volumes as the manufacturer incentives on new vehicles continue to have an adverse impact on the used vehicle market, (iii) lower gross profit levels on new vehicles and incremental advertising costs incurred in an effort to maintain new vehicle sales volumes and (iv) "start-up" costs associated with opening new dealership locations and our entrance into the Southern California market. These factors were partially offset by (i) the results of franchises we acquired subsequent to June 30, 2003, (ii) the sale of non-profitable dealerships and (iii) the continued strong performance of our fixed operations and F&I.

Revenues-

                                                                      For the Three Months
(Dollars in thousands)                                                Ended September 30,
                                                                    -----------------------    Increase         %
                                                                       2004         2003      (Decrease)      Change
                                                                    ----------   ----------   ----------      ------
New vehicle data:
   Retail revenues-same store (1) ...............................   $  763,799   $  754,866   $    8,933         1%
   Retail revenues-acquisitions .................................       81,315         --
                                                                    ----------   ----------
         Total new retail revenues ..............................      845,114      754,866       90,248        12%

   Fleet revenues-same store (1) ................................       17,378        6,474       10,904       168%
   Fleet revenues-acquisitions ..................................          371         --
                                                                    ----------   ----------
         Total fleet revenues ...................................       17,749        6,474       11,275       174%
                                                                    ----------   ----------
         New vehicle revenue, as reported .......................   $  862,863   $  761,340   $  101,523        13%
                                                                    ==========   ==========

   New retail units-same store (1) ..............................       25,378       25,900         (522)       (2)%
                                                                    ==========   ==========
   New retail units-actual ......................................       28,411       25,900        2,511        10%
                                                                    ==========   ==========

Used vehicle data:
   Retail revenues-same store (1) ...............................   $  223,506   $  232,717   $   (9,211)       (4)%
   Retail revenues-acquisitions .................................       22,111         --
                                                                    ----------   ----------
         Total used retail revenues .............................      245,617      232,717       12,900         6%

   Wholesale revenues-same store (1) ............................       76,023       76,654         (631)       (1)%
   Wholesale revenues-acquisitions ..............................        8,358         --
                                                                    ----------   ----------
         Total wholesale revenues ...............................       84,381       76,654        7,727        10%
                                                                    ----------   ----------
         Used vehicle revenue, as reported ......................   $  329,998   $  309,371   $   20,627         7%
                                                                    ==========   ==========

   Used retail units-same store (1) .............................       14,379       15,202         (823)       (5)%
                                                                    ==========   ==========
   Used retail units-actual .....................................       15,645       15,202          443         3%
                                                                    ==========   ==========

Parts, service and collision repair:
   Revenues-same store (1) ......................................   $  143,349   $  136,385   $    6,964         5%
   Revenues-acquisitions ........................................       14,067         --
                                                                    ----------   ----------
         Parts, service and collision repair revenue, as reported   $  157,416   $  136,385   $   21,031        15%
                                                                    ==========   ==========


                                                                      For the Three Months
(Dollars in thousands)                                                Ended September 30,
                                                                    -----------------------    Increase         %
                                                                       2004         2003      (Decrease)      Change
                                                                    ----------   ----------   ----------      ------
Finance and insurance, net:
   Platform revenues-same store (1) .............................   $   35,208   $   34,623   $      585         2%

   Platform revenues-acquisitions ...............................        3,133         --
                                                                    ----------   ----------
          Platform finance and insurance revenue ................       38,341       34,623        3,718        11%
   Corporate revenues ...........................................        1,408        1,300
                                                                    ----------   ----------
          Finance and insurance revenue, as reported ............   $   39,749   $   35,923   $    3,826        11%
                                                                    ==========   ==========

Total revenue:
   Same store (1) ...............................................   $1,259,263   $1,241,719   $   17,544         1%
   Corporate ....................................................        1,408        1,300
   Acquisitions .................................................      129,355         --
                                                                    ----------   ----------
         Total revenue, as reported .............................   $1,390,026   $1,243,019   $  147,007        12%
                                                                    ==========   ==========

(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Revenues - Florida Operations (as reported and same store) -

                                                                      For the Three Months
(Dollars in thousands)                                                Ended September 30,
                                                                    -----------------------    Increase         %
                                                                       2004         2003      (Decrease)      Change
                                                                    ----------   ----------   ----------      ------
New vehicle data:
   New retail revenues ...........................................  $  229,771   $  234,401    $ (4,630)        (2)%
   Fleet revenues ................................................       9,095        2,787       6,308        226%
                                                                    ----------   ----------
         New vehicle revenue .....................................     238,866      237,188    $  1,678          1%

Used vehicle data:
   Used retail revenues ..........................................      71,084       83,658    $(12,574)       (15)%
   Wholesale revenues ............................................      22,505       22,910        (405)        (2)%
                                                                    ----------   ----------
         Used vehicle revenue ....................................      93,589      106,568    $(12,979)       (12)%

Parts, service and collision repair revenue.......................      38,172       36,201    $  1,971          5%

Finance and insurance revenue ....................................      11,844       12,622    $   (778)        (6)%
                                                                    ----------   ----------

Total revenue - Florida operations ...............................  $  382,471   $  392,579    $(10,108)        (3)%
                                                                    ==========   ==========

   New retail units ..............................................       8,196        8,580        (384)        (4)%
                                                                    ==========   ==========
   Used retail units .............................................       5,030        6,030      (1,000)       (17)%
                                                                    ==========   ==========

     Total revenues increased 12% to $1.4 billion for the three months ended September 30, 2004, from $1.2 billion for the three months ended September 30, 2003. Same store revenues were up 1% to $1.3 billion for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. Revenues at our Florida dealerships were down $10.1 million, or 3% on a same store basis, primarily as a result of the hurricanes in the third quarter of 2004. Same store new retail units were down 522 units as compared to the third quarter of 2003, with the majority of the decrease, 384 units, coming from our Florida operations; however, same store new vehicle retail revenues were up 1% reflecting a shift in our sales mix toward luxury and mid-line import sales. Same store used vehicle retail revenue decreased 4% to $223.5 million for the three months ended September 30, 2004, from $232.7 million for the three months ended September 30, 2003, as manufacturer incentive programs on new vehicles continue to negatively impact our used retail unit sales volume and sales revenue per used vehicle retailed. Same store used retail units were down 823 units for the three months ended September 30, 2004, as compared to the prior year quarter, with our Florida operations down 1,000 units. We anticipate that manufacturer incentives on new vehicles will continue to drive customers toward new vehicles during the remainder of 2004. We expect that this environment will continue to have a negative impact on the used vehicle retail market.

         Fixed operations revenue increased 15%, 5% on a same store basis, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, primarily due to an increase in our "customer pay" and warranty parts and service businesses, collectively up approximately 9% on a same store basis. The growth in our "customer pay" business is a result of our continued service adviser training, expansion of our product offerings and the implementation of more aggressive advertising campaigns. Our warranty business continued its positive performance driven by continued manufacturer recall programs and increased work on imported vehicles, which typically generates higher revenue than domestic brands. We expect existing manufacturer recalls will continue through the end of 2004. These improvements were offset by reduction in our collision repair center business, which decreased 9% for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. The decrease in our collision repair center business is primarily attributable to the Texas region, where a major hailstorm in the second quarter of 2003 resulted in incremental collision repair revenues in the third quarter of 2003.

         Platform F&I increased $0.6 million to $35.2 million on a same store basis for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, despite a $0.8 million decrease in F&I revenues from our Florida operations. This increase is attributable to additional product offerings, the utilization of menus in the F&I sales process, the maturation of our corporate-sponsored programs and the sharing of best practices among our platforms. Also contributing to our same store Platform F&I results is the improvement of the F&I operations at franchises we acquired in prior periods, as F&I revenues have historically continued to improve for several years after we acquire a dealership. Platform F&I excludes revenue resulting from contracts negotiated by our corporate office, which is attributable to retail units sold during prior periods. Total F&I revenue increased 11% to $39.7 million for the three months ended September 30, 2004, from $35.9 million for the three months ended September 30, 2003.

         We expect total revenue to increase as we continue to acquire dealerships and expand our service capacity in order to meet anticipated future demand. In addition, the relatively high volume of new vehicles sales over the past several years, resulting from the highly "incentivized" new vehicle market, will drive future service demand.

Gross Profit-


                                                                      For the Three Months
(Dollars in thousands, except for per vehicle data)                   Ended September 30,
                                                                    -----------------------    Increase         %
                                                                       2004         2003      (Decrease)      Change
                                                                    ----------   ----------   ----------      ------
New vehicle data:
   Retail gross profit-same store (1) ...........................   $  52,986    $  54,734    $  (1,748)        (3)%
   Retail gross profit-acquisitions .............................       6,693         --
                                                                    ---------    ---------
         Total new retail gross profit ..........................      59,679       54,734        4,945          9%

   Fleet gross profit-same store (1) ............................         620          291          329        113%
   Fleet gross profit-acquisitions ..............................           2         --
                                                                    ---------    ---------
         Total fleet gross profit ...............................         622          291          331        114%
                                                                    ---------    ---------
         New vehicle gross profit, as reported ..................   $  60,301    $  55,025    $   5,276         10%
                                                                    =========    =========

   New retail units-same store (1) ..............................      25,378       25,900         (522)        (2)%
                                                                    =========    =========
   New retail units-actual ......................................      28,411       25,900        2,511         10%
                                                                    =========    =========

Used vehicle data:
   Retail gross profit-same store (1) ...........................   $  25,763    $  27,992    $  (2,229)        (8)%
   Retail gross profit-acquisitions .............................       2,315         --
                                                                    ---------    ---------
         Total used retail gross profit .........................      28,078       27,992           86          --

   Wholesale gross profit-same store (1) ........................      (1,064)        (821)        (243)       (30)%
   Wholesale gross profit-acquisitions ..........................        (252)        --
                                                                    ---------    ---------
         Total wholesale gross profit ...........................      (1,316)        (821)        (495)       (60)%
                                                                    ---------    ---------
         Used vehicle gross profit, as reported .................   $  26,762    $  27,171     $   (409)        (2)%
                                                                    =========    =========

   Used retail units-same store (1) .............................      14,379       15,202         (823)        (5)%
                                                                    =========    =========
   Used retail units-actual .....................................      15,645       15,202          443          3%
                                                                    =========    =========

Parts, service and collision repair:
   Gross profit-same store (1) ..................................   $  74,440    $  72,569    $   1,871          3%
   Gross profit-acquisitions ....................................       6,991         --
                                                                    ---------    ---------
         Parts, service and collision repair gross profit,
            as reported  ........................................   $  81,431    $  72,569    $   8,862         12%
                                                                    =========    =========



                                                                      For the Three Months
(Dollars in thousands, except for per vehicle data)                   Ended September 30,
                                                                    -----------------------    Increase         %
                                                                       2004         2003      (Decrease)      Change
                                                                    ----------   ----------   ----------      ------
Finance and insurance, net:
   Platform gross profit-same store (1) .........................   $  35,208    $  34,623    $     585          2%
   Platform gross profit-acquisitions ...........................       3,133         --
                                                                    ---------    ---------
         Platform finance and insurance gross profit (2) ........      38,341       34,623        3,718         11%
   Gross profit-corporate .......................................       1,408        1,300
                                                                    ---------    ---------
         Finance and insurance gross profit, as reported ........   $  39,749    $  35,923    $   3,826         11%
                                                                    =========    =========

   Platform gross profit PVR-same store (1) .....................   $     886    $     842    $     44           5%
   Platform gross profit PVR-actual (2) .........................   $     870    $     842    $     28           3%
   Gross profit PVR-actual ......................................   $     902    $     874    $     28           3%

Total gross profit:
   Same store (1) ...............................................   $ 187,953    $ 189,388    $ (1,435)        (1)%
   Corporate ....................................................       1,408        1,300
   Acquisitions .................................................      18,882         --
                                                                    ---------    ---------
         Total gross profit, as reported ........................   $ 208,243    $ 190,688    $  17,555          9%
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

Gross Profit - Florida Operations (as reported and same store) -


                                                                      For the Three Months
(Dollars in thousands)                                                Ended September 30,
                                                                    -----------------------    Increase         %
                                                                       2004         2003      (Decrease)      Change
                                                                    ----------   ----------   ----------      ------
New vehicle data:
   New retail gross profit .....................................    $  16,464    $  17,807    $ (1,343)         (8)%
   Fleet gross profit ..........................................          431          332          99          30%
                                                                    ---------    ---------
         New vehicle gross profit ..............................       16,895       18,139    $ (1,244)         (7)%

Used vehicle data:
   Total used retail gross profit ..............................        9,714       10,895    $ (1,181)         (11)%
   Total wholesale gross profit ................................         (652)       (210)        (442)        (210)%
                                                                    ---------    ---------
         Used vehicle gross profit .............................        9,062       10,685    $ (1,623)         (15)%

Parts, service and collision repair gross profit................       21,409       21,574    $   (165)          (1)%

Finance and insurance gross profit ............................        11,844       12,622    $   (778)          (6)%
                                                                    ---------    ---------
Total gross profit - Florida operations .......................     $  59,210    $  63,020    $ (3,810)          (6)%
                                                                    =========    =========

   New retail units ...........................................         8,196       8,580         (384)          (4)%
                                                                    =========    =========
   Used retail units ..........................................         5,030       6,030       (1,000)         (17)%
                                                                    =========    =========

   Platform gross profit PVR ..................................     $     896    $    864     $     32            4%
   Gross profit PVR ...........................................     $     896    $    864     $     32            4%

         Gross profit increased 9% to $208.2 million for the three months ended September 30, 2004, from $190.7 million for the three months ended September 30, 2003. Same store gross profit decreased $1.4 million to $188.0 million for the three months ended September 30, 2004, from $189.4 million for the three months ended September 30, 2003, with our Florida operations down $3.8 million.

         Same store gross profit on new retail vehicle sales decreased $1.7 million for the three months ended September 30, 2004 to $53.0 million, compared to the three months ended September 30, 2003, with the majority of the decrease, $1.3 million, coming from our Florida operations. Excluding our Florida operations, same store gross profit increased 2% for the three months ended

September 30, 2004, compared to the prior year period. The remaining deterioration in gross profit on new retail vehicle same store sales was primarily due to general market conditions, which forced us to reduce our gross profit PVR in order to maintain unit sales volumes.

         Same store gross profit on used vehicle retail sales decreased $2.2 million to $25.8 million for the three months ended September 30, 2004, from $28.0 million for the three months ended September 30, 2003. Approximately $1.2 million of this decrease was attributable to our Florida operations. Same store gross profit decreased as the highly competitive used vehicle market and manufacturer incentives on new vehicles, which encouraged many customers who otherwise would have purchased used vehicles to purchase new vehicles instead, continued to negatively impact used vehicle unit sales volumes.

         Same store gross profit from fixed operations increased 3% to $74.4 million for the three months ended September 30, 2004, from $72.6 million for the three months ended September 30, 2003, despite a $0.2 million decrease from our Florida operations. The increases in fixed operations gross profit resulted primarily from increased "customer pay" and warranty work in both parts and service.

Selling, General and Administrative Expenses-

         SG&A expenses increased $24.3 million to $168.8 million for the three months ended September 30, 2004, from $144.5 million for the three months ended September 30, 2003. SG&A expenses as a percentage of gross profit for the three months ended September 30, 2004, increased to 81.1%, from 75.8% for the three months ended September 30, 2003.

         Contributing to the increase in SG&A expenses as percentage of gross profit was (i) the performance of our Florida operations as a result of the severe weather during the quarter, (ii) additional rent expense resulting from the sale-leaseback transaction completed in the third quarter of 2004 and (iii) "start-up" operations. SG&A expense as a percentage of gross profit of our Florida operations increased to 79.2% for the third quarter of 2004 from 69.8% for the same period in 2003. Additional rent resulting from a sale-leaseback transaction completed during the quarter accounted for 2.0% of the increase. In addition, SG&A expenses continued to increase as percentage of gross profit during the quarter as compared to last year as a result of our entrance into the Southern California market and our new Honda location in North Dallas. These four locations incurred $7.5 million of SG&A expenses during the quarter while only contributing $6.3 million of gross profit. In addition, advertising expense continued to rise as a percentage of gross profit as we continued an aggressive advertising strategy aimed at maintaining our vehicle market share.

         We expect SG&A expenses to increase in the future as we incur incremental rent costs resulting from operating leases associated with the sale-leaseback transaction with an unaffiliated third party that we completed in July 2004. We estimate that the annualized rent expense associated with these leases will be approximately $9.2 million.

Depreciation and Amortization-

         Depreciation and amortization expense was flat at $5.0 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003; as increased depreciation and amortization from property and equipment additions were offset primarily by reductions in property and equipment sold in sale-leaseback transactions completed in the third quarter of 2004.

         We expect depreciation and amortization expense to increase slightly in the future due to ongoing capital improvement projects and dealership acquisitions.

Other Income (Expense)-

         Floor plan interest expense increased $1.2 million to $5.4 million for the three months ended September 30, 2004, from $4.2 million for the three months ended September 30, 2003. This increase was attributable to higher average floor plan notes payable levels during the third quarter of 2004, compared to the third quarter of 2003, resulting primarily from the additional inventory of acquired franchises, which was off-set by our decision to use the proceeds from a sale-leaseback transaction in July 2004 to repay a portion of our floor plan notes payable. In addition, interest rates on our floor plan notes payable were higher in the third quarter of 2004 as compared to 2003.

         Other interest expense decreased $1.4 million to $8.7 million for the three months ended September 30, 2004, from $10.1 million for the three months ended September 30, 2003. The decrease was principally attributable to the repayment of $63.7 million of our mortgage indebtedness with the proceeds from a sale-leaseback transaction in July 2004 and the effect of capitalized interest on a higher level of construction in progress in the third quarter of 2004 as compared to 2003. Other interest expense is dependent upon increases or decreases in the interest rates on our variable debt and the use of our committed credit facility to finance future acquisitions. However, we expect that other interest expense will remain relatively consistent for the near future, as we anticipate our next several acquisitions will be funded with our available cash.

Income Tax Provision-

         Income tax expense decreased $2.4 million to $7.8 million for the three months ended September 30, 2004, from $10.2 million for the three months ended September 30, 2003, due, in part, to a $6.2 million decrease in income from continuing operations before taxes for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. In addition, our effective tax rate was 37.5% for the three months ended September 30, 2004, compared to 37.9% for the three months ended September 30, 2003. We reduced our effective tax rate in the second half of 2003, which resulted in an effective tax rate of 38.0% for the year ended December 31, 2003, after adjusting for a goodwill impairment charge at our Oregon platform and the related tax benefit. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix, and we evaluate our effective tax rate periodically based on our revenue sources. We expect that our annual effective tax rate will be between 37.0% and 37.5% for the year ending December 31, 2004.

Discontinued Operations-

         During the three months ended September 30, 2004, we sold five dealership locations (six franchises), and as of September 30, 2004, we were actively pursuing the sale of four dealership locations (six franchises) and real estate associated with three former dealership locations. The $0.9 million loss from discontinued operations is attributable to the loss on sale of dealerships sold during the quarter and the operating losses of the franchises mentioned above. The loss from discontinued operations for the three months ended September 30, 2003, of $0.5 million included the results of operations of the dealerships mentioned above; one dealership location (two franchises) that was sold during the first six months of 2004; three dealership locations (four franchises), eleven used-only dealership locations and two ancillary businesses that were sold during 2003; and the net loss on the sale of businesses during the three months ended September 30, 2003.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

         Net income increased $1.6 million, or $.05 per diluted share, to $37.2 million, or $1.14 per diluted share, for the nine months ended September 30, 2004, from $35.6 million, or $1.09 per diluted share, for the nine months ended September 30, 2003.

         Income from continuing operations increased $0.4 million, or $0.01 per diluted share, to $38.7 million, or $1.18 per diluted share, for the nine months ended September 30, 2004, from $38.3 million, or $1.17 per diluted share, for the nine months ended September 30, 2003.

         The increases in net income and income from continuing operations for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, resulted from several factors, including: (i) the operations of franchises we acquired subsequent to December 31, 2002, (ii) the sale of non-profitable dealerships and (iii) continued strong performance of our fixed operations and F&I; which were offset by (i) the impact of the hurricanes in Florida during the third quarter of 2004, (ii) gross margin pressure on new vehicle sales and decreased used vehicle unit volumes in a challenging retail vehicle market, (iii) increases in SG&A expenses in the second and third quarters including incremental advertising in an effort to increase new vehicle sales volume and (iv) the costs associated with opening new locations and entering new markets.

Revenues-


                                                                      For the Nine Months
(Dollars in thousands)                                                Ended September 30,
                                                                    -----------------------    Increase         %
                                                                       2004         2003      (Decrease)      Change
                                                                    ----------   ----------   ----------      ------
New vehicle data:
   Retail revenues - same store (1) .............................   $2,147,385   $2,079,269   $   68,116         3%
   Retail revenues - acquisitions ...............................      228,389         --
                                                                    ----------   ----------
         Total new retail revenues ..............................    2,375,774    2,079,269      296,505        14%

   Fleet revenues - same store (1) ..............................       45,266       34,990       10,276        29%
   Fleet revenues -acquisitions .................................          605         --
                                                                    ----------   ----------
         Total fleet revenues ...................................       45,871       34,990       10,881        31%
                                                                    ----------   ----------
         New vehicle revenue, as reported .......................   $2,421,645   $2,114,259   $  307,386        15%
                                                                    ==========   ==========

   New retail units - same store (1) ............................       71,996       72,327         (331)       --
                                                                    ==========   ==========
   New retail units - actual ....................................       79,979       72,327        7,652        11%
                                                                    ==========   ==========


                                                                      For the Nine Months
(Dollars in thousands)                                                Ended September 30,
                                                                    -----------------------    Increase         %
                                                                       2004         2003      (Decrease)      Change
                                                                    ----------   ----------   ----------      ------
Used vehicle data:
   Retail revenues - same store (1) .............................   $  652,780   $  682,182   $  (29,402)       (4)%
   Retail revenues - acquisitions ...............................       67,882         --
                                                                    ----------   ----------
         Total used retail revenues .............................      720,662      682,182       38,480         6%

   Wholesale revenues - same store (1) ..........................      220,596      205,519       15,077         7%
   Wholesale revenues - acquisitions ............................       24,097         --
                                                                    ----------   ----------
         Total wholesale revenues ...............................      244,693      205,519       39,174        19%
                                                                    ----------   ----------
         Used vehicle revenue, as reported ......................   $  965,355   $  887,701   $   77,654         9%
                                                                    ==========   ==========

   Used retail units - same store (1) ...........................       42,799       44,470       (1,671)       (4)%
                                                                    ==========   ==========
   Used retail units - actual ...................................       46,534       44,470        2,064         5%
                                                                    ==========   ==========

Parts, service and collision repair:
   Revenues - same store (1) ....................................   $  407,990   $  389,012   $   18,978         5%
   Revenues - acquisitions ......................................       42,516         --
                                                                    ----------   ----------
         Parts, service and collision repair revenue, as reported   $  450,506   $  389,012   $   61,494        16%
                                                                    ==========   ==========

Finance and insurance:
   Platform revenues - same store (1) ...........................   $   97,801   $   94,941   $    2,860         3%

   Platform revenues - acquisitions .............................        8,212         --
                                                                    ----------   ----------
          Platform finance and insurance revenue ................      106,013       94,941       11,072        12%
   Corporate revenues ...........................................        4,556        1,300
                                                                    ----------   ----------
          Finance and insurance revenue, as reported ............   $  110,569   $   96,241   $   14,328        15%
                                                                    ==========   ==========

Total revenue:
   Same store (1) ...............................................   $3,571,818   $3,485,913   $   85,905         2%
   Corporate ....................................................        4,556        1,300
   Acquisitions .................................................      371,701         --
                                                                    ----------   ----------
         Total revenue, as reported .............................   $3,948,075   $3,487,213   $  460,862        13%
                                                                    ==========   ==========


(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

         Total revenues increased 13% to $3.9 billion for the nine months ended September 30, 2004, from $3.5 billion for the nine months ended September 30, 2003. Same store revenue grew 2% to $3.6 billion for the nine months ended September 30, 2004, from $3.5 billion for the nine months ended September 30, 2003, despite a 3% decrease in revenue from our Florida operations, which resulted primarily from the hurricanes during the third quarter of 2004. Same store new vehicle retail revenue grew $68.1 million, or 3%, during the first nine months of 2004, compared to the first nine months of 2003, reflecting a shift in our sales mix toward luxury and mid-line import sales. Same store used vehicle retail revenue decreased $29.4 million, or 4%, to $652.8 million on 1,671 less units in the first nine months of 2004, compared to the same period of 2003. The majority of our volume loss was in the second quarter of 2004, as we were forced to focus on new vehicle retail sales volumes during a period of declining demand and devoted less effort to our used retail vehicle business.

         Fixed operations revenue increased 16%, 5% on a same store basis, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, as "customer pay" and warranty parts and service businesses, collectively up approximately 8% on a same store basis, were offset by an 8% decrease in our collision repair center business, virtually all in the second and third quarters, especially at our Texas platform. Our warranty business continued its positive performance, driven by continued manufacturer recall programs and increased work on import brands, which typically generate higher revenues than domestic brands. The decrease in our collision repair center business is primarily attributable to the Texas platform, where a major hailstorm in the second quarter of 2003 resulted in incremental collision repair revenues in the second and third quarters of 2003.

         Platform F&I increased $2.9 million to $97.8 million on a same store basis for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, as we continued to benefit from increased product offerings, the utilization of menus in the F&I sales process, the maturation of our corporate-sponsored programs and the sharing of best practices among our platforms. Also contributing to our same store Platform F&I results is the improvement of the F&I operations at franchises we acquired in prior periods.

Total F&I revenue increased 15% to $110.6 million for the nine months ended September 30, 2004, compared to $96.2 million for the nine months ended September 30, 2003.

Gross Profit-


                                                                 For the Nine Months
(Dollars in thousands, except for unit and per vehicle data)     Ended September 30,
                                                                -----------------------    Increase         %
                                                                   2004         2003      (Decrease)      Change
                                                                ----------   ----------   ----------      ------
New vehicle data:
   Retail gross profit-same store (1) .......................   $ 152,310    $ 154,643    $  (2,333)         (2)%
   Retail gross profit-acquisitions .........................      19,228         --
                                                                ---------    ---------
         Total new retail gross profit ......................     171,538      154,643       16,895          11%

   Fleet gross profit-same store (1) ........................       1,624          865          759          88%
   Fleet gross profit-acquisitions ..........................           3         --
                                                                ---------    ---------
         Total fleet gross profit ...........................       1,627          865          762          88%
                                                                ---------    ---------
         New vehicle gross profit, as reported ..............   $ 173,165    $ 155,508    $  17,657          11%
                                                                =========    =========

   New retail units-same store (1) ..........................      71,996       72,327         (331)         --
                                                                =========    =========
   New retail units-actual ..................................      79,979       72,327        7,652          11%
                                                                =========    =========

Used vehicle data:
   Retail gross profit-same store (1) .......................   $  77,987    $  81,670    $  (3,683)         (5)%
   Retail gross profit-acquisitions .........................       7,255         --
                                                                ---------    ---------
         Total used retail gross profit .....................      85,242       81,670        3,572           4%

   Wholesale gross profit-same store (1) ....................      (2,250)        (679)      (1,571)       (231)%
   Wholesale gross profit-acquisitions ......................        (330)        --
                                                                ---------    ---------
         Total wholesale gross profit .......................      (2,580)        (679)      (1,901)       (280)%
                                                                ---------    ---------
         Used vehicle gross profit, as reported .............   $  82,662    $  80,991    $   1,671           2%
                                                                =========    =========

   Used retail units-same store (1) .........................      42,799       44,470       (1,671)         (4)%
                                                                =========    =========
   Used retail units-actual .................................      46,534       44,470        2,064           5%
                                                                =========    =========

Parts, service and collision repair:
   Gross profit-same store (1) ..............................   $ 214,413    $ 207,208    $   7,205           3%
   Gross profit-acquisitions ................................      21,203         --
                                                                ---------    ---------
         Parts, service and collision repair
            gross profit, as reported .......................   $ 235,616    $ 207,208    $  28,408          14%
                                                                =========    =========

Finance and insurance, net:
   Platform gross profit-same store (1) .....................   $  97,801    $  94,941    $   2,860           3%
   Platform gross profit-acquisitions .......................       8,212         --
                                                                ---------    ---------
    Platform finance and insurance gross profit (2) .........     106,013       94,941       11,072          12%
   Gross profit-corporate ...................................       4,556        1,300
                                                                ---------    ---------
         Finance and insurance gross profit, as reported ....   $ 110,569    $  96,241    $  14,328          15%
                                                                =========    =========

   Platform gross profit PVR-same store (1) .................   $     852    $     813    $      39           5%
   Platform gross profit PVR-actual (2) .....................   $     838    $     813    $      25           3%
   Gross profit PVR-actual ..................................   $     874    $     824    $      50           6%

Total gross profit:
   Same store (1) ...........................................   $ 541,885    $ 538,648    $   3,237           1%
   Corporate ................................................       4,556        1,300
   Acquisitions .............................................      55,571         --
                                                                ---------    ---------
         Total gross profit, as reported ....................   $ 602,012    $ 539,948    $  62,064          11%
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

         Gross profit increased 11% to $602.0 million for the nine months ended September 30, 2004, from $539.9 million for the nine months ended September 30, 2003. Same store gross profit increased 1% to $541.9 million for the nine months ended September 30, 2004, from $538.6 million for the nine months ended September 30, 2003.

         Same store gross profit on new retail vehicle sales decreased 2% for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, driven primarily by a 6% decrease in same store gross profit from our Florida operations during the third quarter of 2004 compared to the same period of the prior year. In addition, the general market conditions, particularly in the second and third quarters of 2004, forced us to reduce our gross profit PVR in order to maintain unit sales volumes.

         Same store gross profit on used vehicle retail sales decreased 5% to $78.0 million for the nine months ended September 30, 2004, from $81.7 million for the nine months ended September 30, 2003, as the used vehicle market continued to be affected by the use of new vehicle incentives by manufacturers, encouraging many customers who otherwise would have purchased used vehicles to purchase new vehicles instead.

         Same store gross profit from fixed operations increased 3% to $214.4 million for the nine months ended September 30, 2004, from $207.2 million for the nine months ended September 30, 2003, resulting primarily from increased "customer pay" and warranty work in both parts and service.

Selling, General and Administrative Expenses-

         For the nine months ended September 30, 2004, SG&A expenses increased $61.7 million to $481.3 million, from $419.6 million for the nine months ended September 30, 2003. SG&A expenses as a percentage of gross profit for the nine months ended September 30, 2004 increased to 80.0%, from 77.7% for the nine months ended September 30, 2003.

         SG&A expenses as a percentage of gross profit increased, in particular in the third quarter of 2004, as the result of (i) the hurricanes in Florida,
(ii) the impact of a new store opening in Texas and our entrance into the Southern California market, (iii) increased rent resulting from a sale-leaseback transaction completed in July 2004 and (iv) increased advertising expense in the second and third quarters in an effort to maintain retail unit volumes.

Depreciation and Amortization-

         Depreciation and amortization expense increased $0.8 million to $15.4 million for the nine months ended September 30, 2004, from $14.6 million for the nine months ended September 30, 2003. This increase is primarily related to the addition of property and equipment acquired during 2003 and 2004, offset by a reduction in property and equipment sold in sale-leaseback transactions completed during 2003 and 2004.

Other Income (Expense)-

         Floor plan interest expense increased $2.3 million to $15.2 million for the nine months ended September 30, 2004, from $12.9 million for the nine months ended September 30, 2003. This increase was attributable to higher average new vehicle inventory levels during the first nine months of 2004, compared to the same period in 2003, resulting primarily from the additional inventory of acquired franchises, and higher average interest rates on our floor plan note payable. These factors were offset by our decision to use the proceeds from a sale-leaseback transaction to repay a portion of our floor plan notes payable.

         Other interest expense decreased $0.8 million to $29.2 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The decrease was attributable to the $63.7 million repayment of mortgage debt in connection with a sale-leaseback transaction in July 2004 and the effect of capitalized interest on a higher level of construction in progress during the 2004 period, compared to the 2003 period. These factors were offset by a higher average debt balance during the nine months ended September 30, 2004, compared to the prior year period.

Income Tax Provision-

         Income tax expense decreased $1.6 million to $22.9 million for the nine months ended September 30, 2004, compared to the nine months ended September 30,

2003, due, in part, to the $1.3 million decrease in income from continuing operations before taxes for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. In addition, our effective tax rate for the nine months ended September 30, 2004, was 37.2% compared to 39.0% for the nine months ended September 30, 2003. During the second quarter of 2004, we received a state tax benefit of $0.2 million, which had the effect of reducing our effective tax rate for the nine months ended September 30, 2004, from 37.5% to 37.2%.

Discontinued Operations-

         During the nine months ended September 30, 2004, we sold six dealership locations (eight franchises), and as of September 30, 2004, we were actively pursuing the sale of four dealership locations (six franchises) and real estate associated with three former dealership locations. The $1.4 million loss from discontinued operations is attributable to the loss on sale of dealerships sold during the nine months ended September 30, 2004 and the operating losses of the franchises mentioned above. The loss from discontinued operations for the nine months ended September 30, 2003, of $2.7 million includes the net operating losses of the dealerships mentioned above and five dealership locations (six franchises), eleven used-only dealership locations and two ancillary businesses that were sold during 2003, offset by the net gain on the sale of businesses during the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of September 30, 2004, our funds generated through future operations and the funds available for borrowings under our committed credit facility, floor plan financing agreements, mortgage notes and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions and any seasonal operating requirements for the foreseeable future.

         As of September 30, 2004, we had cash and cash equivalents of $18.3 million and working capital of $274.1 million. In addition, we had $100.0 million available for borrowings under our committed credit facility for acquisition financing, of which we are permitted to borrow $75.0 million for general corporate purposes. During the third quarter of 2004, we received net proceeds of approximately $114.9 million from the sale of land and buildings in a sale-leaseback transaction, of which we used $63.7 million to repay the related mortgage indebtedness.

Floor Plan Financing-

         We finance substantially our entire new vehicle inventory and a portion of our used vehicle inventory under floor plan financing agreements. The floor plan financing agreements provide used vehicle financing up to a fixed percentage of the value of each financed used vehicle. As of September 30, 2004, availability under the floor plan financing agreements with the Ford Motor Credit Company, DaimlerChrysler Financial Services North America, L.L.C and General Motors Acceptance Corporation totaled $695.0 million. In addition, we had total availability of $32.2 million as of September 30, 2004, under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for the heavy trucks business operated by our Atlanta platform. As of September 30, 2004, we had $557.2 million outstanding under all our floor plan financing agreements.

Acquisitions and Acquisition Financing-

         During the nine months ended September 30, 2004, we acquired six automotive dealership locations (six franchises) for an aggregate purchase price of $74.2 million, of which $71.6 million was paid in cash through the use of available funds, with the remaining $2.6 million representing the fair value of future payments associated with our acquisitions.

         We plan to use our available cash, borrowings under our committed credit facility or proceeds from future sale-leaseback transactions to finance future acquisitions.

Pending Acquisitions and Divestitures-

         As of September 30, 2004, we had executed contracts to acquire three dealership locations (three franchises) representing combined annual revenues of approximately $135.0 million for approximately $36.0 million.

         As of September 30, 2004, we were actively pursuing the divestiture of four dealership locations (six franchises) and real estate associated with three former dealership locations. During the fourth quarter of 2004, we sold one dealership location (one franchise) for net proceeds of $1.7 million resulting in a gain of approximately $0.9 million. This gain is net of estimated costs to complete these transactions, which may be adjusted in future periods as additional information becomes available.

Sale-Leaseback Transactions

         During the third quarter of 2004, we executed a sale-leaseback transaction, pursuant to which, among other things, we sold certain land and buildings with a net book value of $102.5 million to a third party for $116.0 million and entered into long-term operating leases for these facilities. The gain on the transaction of $12.4 million, which is net of estimated deal costs, is being amortized as a component of SG&A expenses over the lease terms. We used $63.7 million of the proceeds from this transaction to repay the related mortgage indebtedness.

Debt Covenants-

         We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our committed credit facility includes certain financial ratios with the following requirements: (i) a current ratio of at least 1.2 to 1, of which our ratio was approximately 1.4 to 1 as of September 30, 2004; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of September 30, 2004 and (iii) a leverage ratio of not more than 4.4 to 1, of which our ratio was approximately 0.4 to 1 as of September 30, 2004. A breach of these covenants could cause an acceleration of repayment and termination of the facility by the Lenders. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was approximately 1.4 to 1 as of September 30, 2004 and
(ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was approximately 2.5 to 1 as of September 30, 2004. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant's lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of September 30, 2004, we were in compliance with all our debt and lease agreement covenants.

Cash Flows for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Operating Activities-

         Net cash used in operating activities totaled $26.2 million and net cash provided by operating activities totaled $54.5 million for the nine months ended September 30, 2004, and 2003, respectively. Cash flow from operating activities includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory.

         The decrease in cash provided by operating activities for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, was primarily attributable to differences in the timing of inventory purchases and obtaining the related floor plan financing and our decision to use a portion of the cash proceeds from a sale-leaseback transaction in July 2004 to repay floor plan notes payable. These timing differences and the repayment of our floor plan note payable during the third quarter of 2004 resulted in net cash outflow of $66.5 million during the nine months ended September 30, 2004 and net cash inflow of $10.5 million for the nine months ended September 30, 2003.

Investing Activities-

         Net cash used in investing activities totaled $123.3 million and $103.1 million for the nine months ended September 30, 2004 and 2003, respectively. Cash used in investing activities relate primarily to capital expenditures and acquisitions.

         Capital expenditures totaled $56.6 million and $37.6 million for the nine months ended September 30, 2004 and 2003, respectively. We finance a substantial portion of our capital expenditures through sale-leaseback transactions. We received $10.1 million and $4.1 million in advances from unaffiliated third party lessors under certain of our sale-leaseback agreements during the nine months ended September 30, 2004 and 2003, respectively, which is included in investing activities on our Consolidated Statements of Cash Flows. In addition, under certain of our sale-leaseback agreements, we are constructing facilities on property owned by an unaffiliated third party lessor, and will sell the facilities to the lessor upon completion of the construction. As of September 30, 2004, we had invested $2.6 million in the construction of these facilities that is included in Assets Held for Sale on our Consolidated Balance Sheets, which the lessor has committed to purchase. Capital expenditures are related to manufacturer-required improvements of our existing dealerships, upgrades of existing facilities and construction of new facilities. Future capital expenditures will be primarily related to operational improvements to maintain our current operations or to provide us with acceptable rates of return on investments and manufacturer-required spending to upgrade existing dealership facilities. We expect that capital expenditures will total between $70.0 million and $75.0 million for 2004.

         Cash used to acquire dealerships totaled $71.6 million for the nine months ended September 30, 2004, compared to $72.4 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we paid for the acquisition of six dealership locations (six franchises) in cash using available funds. During the nine months ended September 30, 2003, we funded the acquisition of five dealerships (ten franchises) and one ancillary business, of which $0.3 million was paid in cash and $72.1 million was funded through borrowings under our committed credit facility.

Financing Activities-

         Cash provided by financing activities totaled $61.1 million and $74.7 million for the nine months ended September 30, 2004, and 2003, respectively. Cash flow from financing activities consisted primarily of proceeds from mortgage notes payable, loaner vehicle financing and sale-leaseback transactions. Cash flow used in financing activity consisted of payments under our committed credit facility and mortgages associated with our real estate, proceeds from sale-leaseback activity and, during 2003, purchases of treasury stock and distributions to our former members.

         During the nine months ended September 30, 2004, our borrowings of $46.4 million and repayments of debt of $108.7 million related primarily to mortgages associated with our real estate. During the nine months ended September 30, 2003, our borrowings of $115.4 million related primarily to borrowings under our committed credit facility for acquisitions and mortgages associated with our real estate, and our repayments of debt of $59.4 million related primarily to mortgages.

         During the nine months ended September 30, 2004, we received $121.8 million of proceeds from lessors in connection with sale-leaseback activity. In July 2004, we sold land and buildings under a sale-leaseback transaction for net proceeds of approximately $114.9 million (net of $1.1 million in transactions fees), of which we received cash of approximately $111.7 million during the third quarter of 2004. We expect to receive the additional $3.2 million upon satisfaction of the terms of the agreement in the fourth quarter of 2004. The remaining proceeds from sale-leaseback transactions relate to advances from lessors for facility construction and improvement projects at our dealership locations. During the nine months ended September 30, 2003, we received proceeds of $31.2 million from the sale of assets under sale-leaseback transactions and advances from lessors in connection with future sale-leaseback transactions. The advances from lessors under our sale-leaseback transactions during 2003 related primarily to facility construction and improvement projects at our dealership locations.

         During the nine months ended September 30, 2003, we paid $9.7 million to repurchase shares of our common stock. We have no immediate plans to repurchase additional shares of our common stock.

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

Inventories-

         Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the "first-in, first-out" method ("FIFO") to account for our parts inventories. We maintain a reserve for specific inventory units that have a cost basis in excess of fair value. These reserves were $5.9 million and $4.6 million as of September 30, 2004 and December 31, 2003, respectively. In assessing lower of cost or market for new vehicles, we primarily consider the aging of vehicles along with the timing of annual and model changeovers. The assessment of lower of cost or market for used vehicles considers recent data and trends such as loss history, current aging of the inventory and current market conditions.

Notes Receivable-Finance Contracts-

         As of September 30, 2004 and December 31, 2003, we had outstanding notes receivable from finance contracts of $32.2 million and $33.1 million, respectively (net of an allowance for credit losses of $6.0 million and $4.7 million, respectively). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we consider the value of the underlying collateral in our assessment of the reserve.

Chargeback Reserve-

         We receive commissions from the sale of various insurance and vehicle service contracts to customers and through the arrangement of vehicle financing for customers. We may be charged back ("chargeback") for such commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established at that time. The reserve considers our historical chargeback experience, including timing, as well as national industry trends. This data is evaluated on a product-by-product basis. These reserves totaled $10.8 million and $11.8 million as of September 30, 2004 and December 31, 2003, respectively.

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

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Platform Finance and Insurance Gross Profit PVR-

         We evaluate our finance and insurance gross profit performance on a PVR basis by dividing our total finance and insurance gross profit by the number of retail vehicles sold. During 2003, our corporate office renegotiated a contract with one of our third party finance and insurance product providers, which resulted in the recognition of revenue during the three and nine months ended September 30, 2004, that was attributable to retail vehicles sold during prior periods. We believe that platform finance and insurance, which excludes the additional revenue derived from this contract, provides a more accurate measure of our finance and insurance operating performance.

The following table reconciles finance and insurance gross profit to platform finance and insurance gross profit, and provides the necessary components to calculate platform finance and insurance gross profit PVR:

                                                              For the Three        For the Nine
                                                               Months Ended        Months Ended
(In thousands, except for unit and per vehicle data)        September 30, 2004  September 30, 2004
                                                            ------------------  ------------------

Finance and insurance gross profit, net (as reported)            $ 39,749            $110,569
Less:  Corporate finance and insurance gross profit .              (1,408)             (4,556)
                                                                 --------            --------
Platform finance and insurance gross profit .........            $ 38,341            $106,013
                                                                 ========            ========

Platform finance and insurance gross profit PVR .....            $    870            $    838
                                                                 ========            ========

Retail units sold:
  New retail units ..................................              28,411              79,979
  Used retail units .................................              15,645              46,534
                                                                 --------            --------
   Total ............................................              44,056             126,513
                                                                 ========            ========

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

         We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $263.0 million of variable rate long-term debt (including the current portion) outstanding at September 30, 2004, a 1% change in interest rates would result in a change of approximately $2.6 million to our annual other interest expense. Based on floor plan amounts outstanding at September 30, 2004, a 1% change in the interest rates would result in a change of approximately $5.6 million to annual floor plan interest expense.

         We receive interest credit assistance from certain automobile manufacturers, which is accounted for as a reduction in the cost of Inventories on the accompanying Consolidated Balance Sheet and recognized as a reduction to cost of sales upon the sale of the related inventory. For the nine months ended September 30, 2004, we recognized $18.9 million as a reduction to cost of sales associated with interest credit assistance. Although we can provide no assurance as to the amount of future interest credit assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Interest Rate Hedges

         We use interest rate swaps to manage our capital structure. In December 2003, we entered into two forward interest rate swaps with a combined notional principal amount of $200.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. During the second quarter of 2004, we reduced the notional principal amount of these swap agreements to $170.0 million. This transaction resulted in a gain of $0.4 million, which is included in Other Liabilities on the accompanying Consolidated Balance Sheets and will be amortized on a straight-line basis as an offset to interest expense over the swap period, beginning in March 2006. The swap agreements were designated and qualify as interest rate hedges of future changes in interest rates of our variable rate floor plan indebtedness and we expect that these hedges, which may contain minor ineffectiveness, will be highly effective during the swap period from March 2006 through February 2014. As of September 30, 2004, the swap agreements had a fair value of $6.2 million, which is included in Other Liabilities on the accompanying Consolidated Balance Sheets.

         During December 2003, we entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our fixed rate senior subordinated debt and does not contain any ineffectiveness. As of September 30, 2004, the swap had a fair value of $1.9 million, which is included in Other Liabilities on the accompanying Consolidated Balance Sheets.

Item 4. Controls and Procedures

         Based on their evaluation of our disclosure controls and procedures and internal control over financial reporting, our principal executive officer and principal financial officer have concluded that (i) our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) were effective as of September 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

a.  Exhibits

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

                                  Asbury Automotive Group, Inc.
                                  (Registrant)

Date: November 8, 2004            By:  /s/ KENNETH B. GILMAN
                                       --------------------------------------
                                       Name: Kenneth B. Gilman
                                       Title: Chief Executive Officer
                                              and President



Date: November 8, 2004            By:  /s/ J. GORDON SMITH
                                       ---------------------------------------
                                       Name:  J. Gordon Smith
                                       Title:  Senior Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer)

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