Form 10-K
period 2004-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2005-03-15
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-31262

ASBURY AUTOMOTIVE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0609375 (I.R.S. Employer Identification No.)
622 Third Avenue, 37th Floor New York, New York	10017
(Current address of principal executive offices)	(Zip Code)

(212) 885-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Based on the closing price of the registrant’s common stock as of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was $106,429,350.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of March 11, 2005, was 32,600,821 (net of 1,586,587 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III, Items 10 through 14 of this Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.

2004 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Information

Certain statements in this report constitute “forward-looking statements” as such term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this report include statements relating to goals, plans and pending acquisitions, projections regarding our financial position, results of operations, market position, business strategy and expectations of our management with respect to, among other things:

•       capital expenditures;

•       our relationships with vehicle manufacturers;

•       operating cash flows and availability of capital;

•       our substantial indebtedness;

•       the completion of pending and future acquisitions;

•       general economic trends, including consumer confidence levels and interest rates; and

•       automotive retail industry trends.

To the extent that statements in this report are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, are based on our current expectations and assumptions and involve significant risks and uncertainties. As a result, there can be no guarantees that our plans for future operations will be successfully implemented or that they will prove to be commercially successful. The following are some but not all of the factors that could cause actual results or events to differ materially from those anticipated, including:

•       our ability to generate sufficient cash flows or obtain additional financing to support acquisitions, capital expenditures and general operating activities;

•       market factors and the future economic environment, including consumer confidence, interest rates, the price of oil and gasoline, the level of manufacturer incentives and the availability of consumer credit;

•       the ability of our principal automotive manufacturers to continue to produce vehicles that are in high demand by our customers;

•       our ability to enter into and/or renew our framework and dealership agreements on favorable terms;

•       the inability of our dealership operations to perform at expected levels or achieve expected improvements;

•       our relationships with manufacturers which may affect our ability to complete additional acquisitions;

•       changes in laws and regulations governing the operation of automobile franchises;

•       changes in laws and regulations governing the environment, which may increase environmental regulation compliance costs;

•       high level competition in the automotive retailing industry which may create pricing pressures on the products and services we offer;

•       our inability to minimize operating expenses or adjust our cost structure;

•       the loss of key personnel;

•       any adverse or unexpected litigation; and

•       accounting standards issued but not yet adopted.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, whether as a result of new information, future events or otherwise.

Please see the section under “Item 1. Business—Risk Factors” for a further discussion of the factors that may cause actual results to differ from our projections. Moreover, the factors set forth under “Item 1. Business—Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report. We urge you to carefully consider those factors.

Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our Internet site at http://www.asburyauto.com on the same day that the information is filed with the Securities and Exchange Commission (the “Commission”). We also make available on our website copies of our charter, bylaws and copies of materials regarding our corporate governance policies and practices, including the charters of our audit committee and compensation committee, our criteria for independence of members of our board of directors and audit committee, our Corporate Governance Guidelines and our Code of Conduct and Ethics for Directors, Officers and Employees. In February 2005, our board of directors established a governance and nominating committee. Once a charter is adopted for this committee, it will also be available on our website. You may also obtain a printed copy of the foregoing materials by sending a written request to:  Investor Relations Department, Asbury Automotive Group, Inc., 622 Third Avenue, 37th Floor, New York, New York 10017. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the Commission.  Unless specified otherwise, information contained on our website, available by hyperlink from our website or on the Commission’s website, is not incorporated into this report or other documents we file with, or furnish to, the Commission.

As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”), our chief executive officer submitted to the NYSE his annual certification on June 4, 2004 stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to our annual report on Form 10-K for the year ended December 31, 2003, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Commission.

Item 1.   Business

We are one of the largest automotive retailers in the United States, operating 132 franchises at 96 dealership locations as of December 31, 2004. We offer our customers an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts and warranty, insurance and extended service contracts. For the year ended December 31, 2004, our revenues were approximately $5.3 billion and our net income was approximately $50.1 million.

We compete in a large and highly fragmented industry comprised of approximately 21,700 franchised dealerships. The U.S. automotive retailing industry is estimated to have annual sales of approximately $1 trillion, with the 100 largest dealer groups generating less than 10% of total revenues and controlling less than 10% of all franchised dealerships. We believe that further consolidation is likely due to increased capital requirements of dealerships, the number of dealership owners approaching retirement age and the limited number of viable exit strategies for dealership owners. We also believe that dealership groups with significant equity capital and experience in identifying, acquiring and professionally managing dealerships have the opportunity to acquire additional dealerships. We intend to continue to seek acquisitions, consistent with our business strategy.

Asbury Automotive Group, Inc. was incorporated in Delaware on February 15, 2002. On March 13, 2002, we effected an initial public offering of our common stock, and our stock was listed on the NYSE under the ticker symbol “ABG” on March 14, 2002. Our predecessor entity, a limited liability company, was formed in 1994 by then-current management and Ripplewood L.L.C. In 1997, an investment fund affiliated with Freeman Spogli, acquired a significant interest in us. These groups identified an opportunity to aggregate a number of the nation’s top automotive dealers as one cohesive organization.

General Description of Our Operations

Our dealerships are located in 23 metropolitan markets throughout the United States. In late 2004, we began the process of reorganizing our retail network. Prior to that time, we had nine regional dealership groups or “platforms.” See “—Recent Developments” below for further discussion on the reorganization. Each platform originally operated as an independent business before being acquired and integrated into our operations and each continues to enjoy high local brand name recognition. The following is a detailed breakdown of our markets and dealerships as of December 31, 2004:

Brand Names by Region	Date of Initial Acquisition	Markets	Franchises

South
Nalley Automotive Group	September 1996	Atlanta, GA	Acura, Audi, BMW, Chrysler, Hino, Honda, Infiniti, Isuzu Truck, Jaguar, Jeep, Lexus(a), Navistar, Peterbilt, Volvo
North Point Auto Group	February 1999	Little Rock, AR	BMW, Ford, Hyundai(a), Lincoln, Mazda, Mercury, Nissan, Toyota, Volkswagen, Volvo
Florida
Courtesy Autogroup	September 1998	Tampa, FL	Chrysler, GMC, Hyundai, Infiniti, Jeep, Kia, Lincoln(b), Mercedes-Benz, Mercury(b), Nissan, Pontiac, Toyota
Coggin Automotive Group	October 1998	Jacksonville, FL	Chevrolet, GMC(a), Honda(a), Kia, Nissan(a), Pontiac(a), Toyota
		Orlando, FL	Buick, Chevrolet, Ford, GMC, Honda(a), Lincoln, Mercury, Pontiac
		Fort Pierce, FL	BMW, Honda, Mercedes-Benz
West
Thomason Autogroup	December 1998	Portland, OR	Ford(a), GMC(b), Honda, Hyundai(a), Pontiac(b), Toyota
Northern California Dealerships	April 2003	Fresno, CA Sacramento, CA	Mercedes-Benz, Nissan Mercedes-Benz
Spirit Automotive Group	April 2004	Rancho Santa Margarita, CA Los Angeles, CA	Nissan Dodge, Honda
David McDavid Auto Group	April 1998	Dallas/Fort Worth, TX	Acura, Buick, GMC, Honda(a), Lincoln, Mercury, Pontiac

		Houston, TX	Honda, Nissan
		Austin, TX	Acura
Mid-Atlantic
Crown Automotive Company	December 1998	Greensboro, NC	Acura, BMW, Cadillac, Chevrolet, Chrysler, Dodge, GMC, Honda, Nissan, Pontiac, Volvo
		Chapel Hill, NC	Honda, Volvo
		Fayetteville, NC	Dodge, Ford
		Charlotte, NC	Honda
		Richmond, VA	Acura, BMW(a), Mini
		Charlottesville, VA	BMW, Porsche
		Greenville, SC	Chrysler, Jeep, Nissan
Gray-Daniels Auto Family	April 2000	Jackson, MS	Buick, Cadillac, Chevrolet, Chrysler, Ford, GMC, Jeep, Lincoln, Mercury, Nissan(a), Pontiac, Toyota
Plaza Motor Company	December 1997	St. Louis, MO	Audi, BMW, Cadillac, Infiniti, Land Rover, Lexus, Mercedes-Benz, Porsche

(a)     This market has two of these franchises.

(b)    Pending divestitures as of December 31, 2004.

In addition to the sale of new and used vehicles, our dealerships offer a wide range of other products and services, including repair and warranty work, replacement parts, extended warranty coverage and finance and insurance products.

New vehicle sales

Our franchises include a diverse portfolio of 33 American, European and Asian brands. In 2004, we retailed approximately 106,000 new vehicles through our dealerships. New vehicle sales were approximately 62% of our total revenues and 29% of our total gross profit for the year ended December 31, 2004. We believe that our diverse brand, product and price mix enables us to reduce our exposure to specific product supply shortages and changing customer preferences. Please see “Business Strategy—Focus on Premier Brand Mix, Strategic Markets and Diversification” below for a discussion on our diverse offering of brands and products.

Our new vehicle retail sales include new vehicle sales, new vehicle retail lease transactions and other similar agreements, which are arranged by our individual dealerships. Due to their terms, new vehicle leases, which are provided by third parties, generally cause customers to return to the market more frequently than in the case of purchased vehicles. In addition, because third party lessors frequently give our dealerships the first option to purchase vehicles returned by customers at lease-end, leases provide us with an additional source of late-model vehicles for our used vehicle inventory. Generally, leased vehicles remain under factory warranty for the term of the lease, allowing dealerships to provide repair service to the lessee throughout the lease term. Historically, approximately 1% of our new vehicle sales revenue has been derived from the sale of new vehicles to commercial customers (referred to as “fleet” sales).

Used vehicle sales

We sell used vehicles at virtually all of our franchised dealerships. Retail sales of used vehicles, which generally have higher gross margins than new vehicles, made up approximately 24% of our total revenues and 14% of our total gross profit for the year ended December 31, 2004. In 2004, we retailed approximately 61,000 used vehicles through our dealerships. Profits from the sales of used vehicles are dependent primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and effectively manage inventory. Our new vehicle operations provide our used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which we believe are a good source of attractive used vehicle inventory. In addition, a significant portion of our used vehicle inventory is purchased at auctions restricted to new vehicle dealers (offering off-lease, rental and fleet vehicles) and “open” auctions which offer vehicles sold by other dealers and repossessed vehicles. We sell a majority of our used vehicles to retail customers. We dispose of used vehicles that are not purchased by retail customers through sales to other dealers and at auctions. The reconditioning of used vehicles also creates profitable service work for our fixed operations departments.

We intend to grow our used vehicle sales by maintaining high quality inventory across all price ranges, providing competitive prices and extended service contracts and continuing to enhance our marketing initiatives. Based on sharing of best practices among our dealerships, we have regionally centralized used car functions responsible for determining which vehicles to stock at each store.

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

We have taken several steps towards building client confidence in our used vehicle inventory, including participation in the manufacturers’ certification processes, which is available only to new vehicle franchises. These processes make certain used vehicles eligible for new vehicle benefits such as new vehicle finance rates and extended manufacturer warranties. In addition, each dealership offers customers the opportunity to purchase extended warranties, which are provided by third parties, on its used car sales.

Parts, service and collision repair

We refer to the parts, service and collision repair area of our business as “fixed operations”. We sell parts and provide maintenance and repair service at all of our franchised dealerships, primarily for the vehicle brands sold at those dealerships. In addition, we maintain 22 free-standing collision repair centers in close proximity to our dealerships. Our dealerships and collision repair centers collectively operate approximately 2,200 service bays. Parts, service and collision repair centers accounted for approximately 11% of our total revenues and 39% of our total gross profit as of December 31, 2004.

Historically, fixed operations revenues have been more stable than vehicle sales. Industry-wide, parts and service revenues have consistently increased over the last 20 years primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increased number of vehicles on the road. We believe the variety and quality of extended warranty plans available for both new and used vehicles in recent years has seen progressive expansion and improvement. We believe this trend may also be a contributing factor in our fixed operations revenue growth. As of December 31, 2004, warranty work accounted for approximately 23% of our parts and service business revenue.

Historically, the automotive repair industry has been highly fragmented. However, we believe that the increased use of advanced technology in vehicles has made it difficult for independent repair shops to have the expertise required to perform major or technical repairs, especially as such repairs relate to luxury and mid-line imports which comprise a majority of our new vehicle retail sales. Additionally, many manufacturers require warranty work to be performed only at franchised dealerships. As a result, unlike independent service stations or independent and superstore used car dealerships with service operations, our franchised dealerships are qualified to perform work covered by manufacturer warranties on increasingly technologically complex motor vehicles.

We use variable rate compensation structures designed to reflect the difficulty and sophistication of different types of repairs to compensate employees working in parts and service. In addition, the profit percentages for parts vary according to market conditions and type.

One of our major goals is to retain each vehicle purchaser as a long-term customer of our parts and service departments. Currently, we estimate that approximately 30% of customers return to our dealerships for other services after the vehicle warranty expires. Therefore we believe that significant opportunity for growth exists in the maintenance services part of our business. Each dealership has systems in place to track customer maintenance records and to notify owners of vehicles purchased at the dealership when their vehicles are due for periodic services. Service and repair activities are an integral part of our overall approach to customer service.

Finance and insurance

We generally arrange for the financing of the sale or lease of new and used vehicles to customers through third party vendors. We arranged customer financing with no recourse to us on approximately 65% of the vehicles we sold during the year ended December 31, 2004. These transactions result in commissions being paid to us by the third party lenders, including manufacturer captive finance subsidiaries. To date, we have entered into “preferred lender agreements” with 17 lenders. Under the terms of the preferred lender agreements, each lender has agreed to provide a marketing fee to us above the standard commission for each loan that our dealerships place with that lender. Furthermore, many of the insurance products we sell result in additional underwriting profits and investment income yields based on portfolio performance.

We receive highly favorable pricing on these products from our vendors as a result of our size and sales volume. We earn sales-based commissions on substantially all of these products while taking virtually no risk related to loan payments, insurance payments or investment performance, which are generally borne by third parties. These commissions are subject to cancellation, in certain circumstances, if the customer cancels the contract. Our finance and insurance business generated approximately 3% of our total revenues and 18% of our total gross profit for the year ended December 31, 2004.

Recent Developments

In late 2004, we began the process of reorganizing our platforms into principally four regions: (i) Florida (comprising our Coggin dealerships operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon, our Spirit dealerships operating primarily in Los Angeles, California and our Northern California Dealerships), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas.)  Our Plaza dealerships in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations. Our decision to reorganize the platforms was based on the belief that there will be a significant increase in management effectiveness, as well as added operating and cost efficiencies. The reorganization of our platforms does not change the structure of our internal organization in a manner that impacts our reporting in only one segment. Furthermore, there was no change in our financial reporting for 2004 as a result of this reorganization. However, we anticipate that changes in our management, operational and reporting structure, effective as of January 2005, and additional changes to be made in 2005, will ultimately lead us to the determination that goodwill will be evaluated at the operating segment level in the future. Please see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below for additional discussion regarding this reorganization.

Business Strategy

Focus on Premier Brand Mix, Strategic Markets and Diversification

We classify our franchise sales lines into luxury, mid-line import, mid-line domestic, value and heavy trucks. Luxury and mid-line imports together accounted for approximately 68% of our new retail vehicle revenues as of December 31, 2004 and comprised over half of our total franchises. Over the last 15 years, luxury and mid-line imports have gained market share at the expense of mid-line domestic brands. Generally, luxury and mid-line imports generate above average gross margins and greater customer loyalty. Furthermore, customers for these brands tend to service their vehicles more frequently at a franchised dealership than customers of other brands, which makes these brands more profitable from a parts and service perspective.

The following table reflects current franchises and the share of new retail vehicle revenue represented by each class of franchise:

Class/Franchise	Number of Franchises as of December 31, 2004	% of New Retail Vehicle Revenue for the Year Ended December 31, 2004
Luxury
BMW	7	6%
Acura	5	4
Lincoln(a)	5	1
Mercedes-Benz	5	7
Volvo	4	2
Audi	3	1
Cadillac	3	1
Infiniti	3	3
Lexus	3	5
Porsche	2	*
Jaguar	1	1
Land Rover	1	*
Total Luxury	42	31%
Mid-Line Import
Honda	14	18%
Nissan	11	10
Toyota	5	8
Mazda	1	*
MINI	1	*
Volkswagen	1	1
Total Mid-Line Import	33	37%
Mid-Line Domestic
GMC(a)	8	3%
Pontiac(a)	8	1
Ford	6	9
Chrysler	5	2
Mercury(a)	5	1
Chevrolet	4	3
Jeep	4	1
Buick	3	*
Dodge	3	2
Total Mid-Line Domestic	46	22%
Value
Hyundai	5	3%
Kia	2	1
Total Value	7	4%
Heavy Trucks
Hino	1	* %
Isuzu	1	1
Navistar	1	4
Peterbilt	1	1
Total Heavy Trucks	4	6%
TOTAL	132	100%

*       Franchise accounted for less than 1% of new retail vehicle revenue for the year ended December 31, 2004.

(a)     Includes one pending divestiture as of December 31, 2004.

Asbury’s geographic coverage encompasses 23 different metropolitan markets at 96 locations in 11 states as of December 31, 2004:  Arkansas, California, Florida, Georgia, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Texas and Virginia. New vehicle sales revenue is diversified among manufacturers and for the year ended December 31, 2004, consisted of Honda (18%), Nissan (10%), Ford (9%), Toyota (8%), Mercedes-Benz (7%), BMW (6%) and Lexus (5%) representing the highest concentrations. We believe that our broad geographic coverage as well as diversification among manufacturers decreases our exposure to regional economic downturns and manufacturer-specific risks such as warranty issues or production disruption. See “Risk Factors—Risk Factors Related to our Dependence on Vehicle Manufacturers—Adverse conditions affecting one or more manufacturers may negatively impact our profitability” for a list of such manufacturer specific risks.

Each of our dealerships maintains a strong local brand that has been enhanced through local advertising over many years. We believe that our cultivation of strong local brands may be beneficial because consumers may prefer to interact with a locally recognized brand. By placing franchises in one geographic location under a single brand we expect to generate significant advertising savings and retain customers even as they purchase and service different automobile brands.

Maintain Variable Cost Structure and Emphasize Expense Control

We continually focus on controlling expenses and expanding margins at our existing dealerships and those that are integrated into our operations upon acquisition. Our variable cost structure generally helps us manage expenses in a variety of economic environments, as the majority of our operating expenses consist of incentive-based compensation, vehicle carrying costs, advertising and other variable and controllable costs. The majority of our general manager compensation and virtually all salesperson compensation are tied to profits and profit margins of the dealership. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and the majority of other non-clerical dealership personnel are paid a commission or a modest salary plus commission. In addition, dealership management compensation is tied to individual dealership profitability. We believe we can further manage these types of costs through best practices, standardization of compensation plans, controlled oversight and accountability and centralized processing systems.

Focus on Higher Margin Products and Services

While new vehicle sales are critical to drawing customers to our dealerships, used vehicle retail sales, fixed operations and finance and insurance generally provide significantly higher profit margins and account for the majority of our profitability. In addition, we have discipline-specific executives at both the corporate and dealership levels who focus on increasing the penetration of current services and expanding the breadth of our offerings to customers. While each of our dealerships operates independently in a manner consistent with its specific market’s characteristics, each pursues an integrated strategy to grow these higher margin businesses to enhance profitability and stimulate internal growth.

•       Fixed Operations.   We offer parts, perform vehicle service work and operate collision repair centers, all of which provide important sources of recurring revenue with high gross profit margins. For the year ended December 31, 2004, gross profits from these businesses absorbed approximately 55.2% of our total operating expenses, including corporate office expenses and excluding salespersons’ compensation. We intend to continue to grow this higher-margin business and increase this cost absorption rate by adding new service bays, increasing capacity utilization of existing service bays and ensuring high levels of customer satisfaction within our parts, service and collision repair operations. In addition, given the increased sophistication of vehicles, our repair operations provide detailed expertise and state-of-the-art diagnostic equipment that we believe independent repair shops cannot adequately provide. Our repair operations also provide manufacturer warranty work that must be done at certified franchise dealerships, rather than through independent dealers.

•       Finance and Insurance.   We intend to continue to bolster our finance and insurance revenues by offering a broad range of conventional finance and lease alternatives to fund the purchase of new and used vehicles. In addition to offering these third party financing products, we intend to expand our already broad offering of third party products such as credit insurance, extended service contracts, maintenance programs and a host of other niche products to meet all of our customer needs on a “one stop” shopping basis. Moreover, continued in-depth sales training efforts and innovative computer technologies will serve as important tools in growing our finance and insurance profitability. We have increased platform finance and insurance revenue per vehicle retailed to $848 for the year ended December 31, 2004 from $756 for the year ended December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Information.” We have successfully increased our platform finance and insurance revenue per vehicle retailed each year since our inception.

Local Management of Dealership Operations and Centralized Administrative and Strategic Functions

We believe that local management of dealership operations enables our retail network to provide market-specific responses to sales, customer service and inventory requirements. Our dealerships are operated as distinct profit centers in which the general managers are responsible for the operations, personnel and financial performance of their dealerships as well as other day-to-day operations. Our local management teams’ familiarity with their markets enables them to effectively run day-to-day operations, market to customers, recruit new employees and gauge acquisition opportunities in these markets. The general manager of each dealership is supported by a management team consisting, in most cases, of a new vehicle sales manager, a used vehicle sales manager, a finance and insurance manager, a parts manager and service managers. We have a management structure that is intended to promote and reward entrepreneurial spirit and the achievement of team goals and is complemented by regionally centralized technology and financial controls, as well as sharing best practices and market intelligence throughout the organization. See “—Experienced and ‘Incentivized’ Corporate and Dealership Management” below for a discussion of the incentive-based pay system for management at our corporate office and at our dealerships.

We employ professional management practices in all aspects of our operations, including information technology and employee training. Our dealership operations are complemented by regionally centralized technology and strategic and financial controls, as well as shared market intelligence throughout the organization. Corporate and dealership management utilize computer-based management information systems to monitor each dealership’s sales, profitability and inventory on a regular basis. We believe the application of professional management practices provides us with a competitive advantage over many independent dealerships. In addition, the corporate headquarters coordinates a peer review process in which regional dealership management formulates goals and addresses best practices, operational challenges and successes for other dealerships in our retail network. On a rotating basis, each regional group’s operations are examined in detail by management from other regions. Through this process, we identify areas for improvement and disseminate best practices company-wide.

Our corporate headquarters are located in New York, New York. The corporate office is responsible for the capital structure of the business and its expansion and operating strategy. The implementation of our operational strategy rests with each dealership management team based on the policies and procedures set forth by the corporate office.

Experienced and “Incentivized” Corporate and Dealership Management

We have a management team with extensive experience and expertise in the retail and automotive sectors. Kenneth B. Gilman, our president and chief executive officer, served for 25 years at Limited Brands (formerly, The Limited, Inc.) where his last assignment was as chief executive officer of Lane Bryant, a retailer of women’s clothing and a subsidiary of Limited Brands. From 1993 to 2001, Mr. Gilman served as vice chairman and chief administrative officer of Limited Brands with responsibility for, among other things, finance, information technology, supply chain management and production. Robert D. Frank, our senior vice president of automotive operations, has spent most of his 36-year career working in all aspects of automotive operations, including serving from 1993 to 1997 as chief operating officer of the Larry H. Miller Group, an operator of more than 20 auto dealerships, and as vice president of Chrysler’s Asian operations. J. Gordon Smith has served as our senior vice president and chief financial officer since September 2003. He joined us following over 26 years with General Electric Company (“GE”). During his last twelve years at GE he served as chief financial officer for three of GE’s commercial finance businesses: Corporate Financial Services, Commercial Equipment Finance and Capital Markets. Furthermore, we believe that our leadership at the store level represents some of the best talent in the industry. Our regional chief executive officers and store general managers are proven leaders in their local markets and have many years of experience in the automotive retail industry. In addition, our continued focus on college recruiting, training, development, and retention is designed to maintain our talented management pool.

We tie compensation of our senior dealership management to performance by relying upon an incentive-based pay system. We compensate our general managers based on dealership profitability, and our department managers and salespeople are similarly compensated based upon departmental profitability and individual performance.

Continued Growth Through Targeted Acquisitions

We intend to continue to grow through acquisitions. We will pursue tuck-in acquisitions to complement our current dealerships by increasing brand diversity, market coverage and products and services offered. We will also seek to establish a presence in new markets through the purchase of multiple individual franchises or through the acquisition of large, profitable and well-managed dealership groups with leading market positions.

•       Tuck-In Acquisitions.   One of our goals is to become the market leader in every region in which we operate. We plan to acquire additional dealerships in each of the markets in which we operate to increase our brand mix, products and services offered in that market. Tuck-in acquisitions are typically re-branded immediately and operate thereafter under the respective local brand name. We believe that these acquisitions have facilitated, and will continue to facilitate, our regional operating efficiencies and cost savings. In addition, we have generally been able to improve the gross profit of tuck-in dealerships within twelve months following an acquisition. We believe this is due to improvements in the number of finance and insurance products sold per vehicle retailed, greater utilization of service bays, improved management practices and enhanced unit sales volumes related to the strength of our local brand names.

•       Platform Acquisitions.   We will seek to establish a presence in new geographic markets through multiple purchases of individual franchises over time, or through acquisitions of large, profitable and well-managed dealership groups with leading market positions. We target metropolitan and high-growth suburban markets in which we are not currently present and platforms with superior operational and financial management personnel. We believe that the retention of existing high-quality management who understand the local market enables acquired platforms to continue to operate efficiently, while allowing us to effectively expand our operations through future acquisitions without having to employ and train new personnel. We also believe retention of the local, established brand name is important to attracting a broad and loyal customer base. We believe we are able to pursue larger, established acquisition candidates as a result of our platform management retention strategies, the reputation of our existing and former platform managers as leaders in the automotive retailing industry, our size and our financial resources.

•       Focus on Acquisitions Providing Geographic and Brand Diversity.   By focusing on geographic and brand diversity, we seek to manage economic risk and drive growth and profitability. By having a presence in all major brands and by avoiding concentration with one manufacturer, we are well-positioned to reduce our exposure to specific product supply shortages and changing customer preferences. At the same time, we will seek to continue to increase the proportion of our dealerships that are in markets with favorable demographic characteristics or that are franchises of fast-growing, high-margin brands.

Commitment to Customer Service

We are focused on providing a high level of customer service to meet the needs of an increasingly sophisticated and demanding automotive consumer. We attempt to design our dealership service to meet the needs of our customers and establish relationships that will result in both repeat business and additional business through customer referrals. Furthermore, we incentivize our dealership managers to employ more efficient selling approaches, engage in extensive follow-up to develop long-term relationships with customers and extensively train our sales staff to be able to meet customer needs. We continually evaluate innovative ways to improve the buying experience for our customers and believe that our ability to share best practices across our dealerships gives us an advantage over independent dealerships. In addition, our dealerships regard service and repair operations as an integral part of the overall approach to customer service, providing an opportunity to foster ongoing relationships with customers and deepen loyalty.

Marketing

Our advertising and marketing efforts are focused at the local market level, with the aim of building our business with a broad base of repeat, referral and new customers. Our primary advertising medium is local newspapers, followed by radio, television, direct mail, the Internet and the yellow pages. The retail automotive industry has traditionally used locally produced, largely non-professional materials, often developed under the direction of each dealership’s general manager. We have created common marketing materials for our brand names using professional advertising agencies. Our sales and marketing department helps oversee and share creative materials and general marketing best practices across our dealerships. Our total company marketing expense was $57.0 million for the year ended December 31, 2004, which translates into an average of $340 per retail vehicle sold. In addition, manufacturers’ direct advertising spending in support of their brands has been historically a significant component of the total amount spent on new car advertising in the United States.

Management Information Systems

We consolidate financial, accounting and operational data received from our dealers nationwide through an exclusive private communication network.

The data from the dealers is gathered and processed through their individual dealer management system. Our dealers use software from ADP, Inc., Reynolds & Reynolds, Co. or UCS, Inc. as their dealer management system. Our systems approach allows us to choose the dealer management system that best fit our daily operational needs. We aggregate the information from the dealer systems at our corporate headquarters to create one single view of the business using Hyperion financial products.

Our information technology approach enables us to quickly integrate and aggregate the information from a new acquisition. By creating a connection over our private network between the dealer management system and corporate Hyperion financial products, corporate management can quickly view the financial, accounting and operational data of the newly acquired dealer. Therefore, we are able to efficiently integrate the acquired dealer into our operations. Hyperion’s products allow us to easily and quickly review operating and financial data at a variety of levels. For example, from our headquarters, management can review the performance of any specific department (e.g., parts and services) at any particular dealership. This system also allows us to quickly compile and monitor our consolidated financial results.

Competition

In new vehicle sales, our dealerships compete primarily with other franchised dealerships in their regions. We do not have any cost advantage in purchasing new vehicles from the manufacturers. Instead, we rely on advertising and merchandising, sales expertise, service reputation, strong local brand names and location of our dealerships to sell new vehicles. In recent years, automobile dealers have also faced increased competition in the sale or lease of new vehicles from independent leasing companies, on-line purchasing services and warehouse clubs. Our used vehicle operations compete with other franchised dealers, independent used car dealers, automobile rental agencies and private parties for supply and resale of used vehicles. See “Risk Factors—Risks Related to Competition-Substantial competition in automobile sales may adversely affect our profitability.”

We compete with other franchised dealers to perform warranty repairs and with other automobile dealers, franchised and independent service centers for non-warranty repair and routine maintenance business. We compete with other automobile dealers, service stores and auto parts retailers in our parts operations. We believe that the principal competitive factors in parts and service sales are the use of factory-approved replacement parts, price, the familiarity with a manufacturer’s brands and models, and the quality of customer service. A number of regional and national chains as well as some competing franchised dealers may offer certain parts and services at prices that may be lower than our prices.

In arranging financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions. In addition, financial institutions are now offering finance and insurance products through the Internet, which may reduce our profits on these items. We believe that the principal competitive factors in providing financing are convenience, interest rates and flexibility in contract length.

In the acquisition area, we compete with other national dealer groups and individual investors for acquisitions. Some of our competitors may have greater financial resources and competition may increase acquisition pricing.

Dealer and Framework Agreements

Each of our dealerships operates pursuant to a dealer agreement between the dealership and the manufacturer (or in some cases the distributor) of each brand of new vehicles sold at the dealership. In addition, in connection with our heavy trucks business in Atlanta, Georgia, certain dealerships have entered into dealer agreements pursuant to which they provide factory authorized service and warranty repairs on vehicle brands that they are not also authorized to sell. Our typical dealer agreement specifies the locations at which the dealer has the right and obligation to sell the manufacturer’s vehicles and related parts and products and/or to perform certain approved services and governs the use of the manufacturer’s trademarks and service marks.

The allocation of new vehicles among dealerships is subject to the discretion of the manufacturer, and generally does not guarantee the dealership exclusivity within a given territory. Most dealer agreements impose requirements on virtually every aspect of the dealer’s operations. For example, most of our dealer agreements contain provisions and standards related to inventories of new vehicles and manufacturer replacement parts, the maintenance of minimum net working capital and in some cases minimum net worth, the achievement of certain sales and customer satisfaction targets, advertising and marketing practices, facilities, signs, products offered to customers, dealership management, personnel training, information systems and dealership monthly and annual financial reporting.

In addition to requirements under dealer agreements, we are subject to additional provisions contained in supplemental agreements, framework agreements, dealer addenda and manufacturers’ policies, collectively referred to as “framework agreements”. Framework agreements impose additional requirements similar to those discussed above. Such agreements also define other standards and limitations including company-wide performance criteria, capitalization requirements, limitations on changes in our ownership or management, limitations on the number of a particular manufacturer’s franchises owned by us, restrictions or prohibitions on our ability to pledge the stock of certain of our subsidiaries or have these subsidiaries guarantee payment of certain obligations, and conditions for consent to proposed acquisitions, including limitations on the total local, regional and national market share percentage that would be represented by a particular manufacturer’s franchises owned by us after giving effect to a proposed acquisition.

Some dealer agreements and framework agreements grant the manufacturer the right to purchase its dealerships from us under certain additional circumstances, including the dealerships’ failure to meet the manufacturer’s capitalization or working capital requirements or operating guidelines, our failure to meet certain financial requirements, the occurrence of an extraordinary corporate transaction (at our parent entity level or dealership operating entity level) without the manufacturer’s prior consent, a material breach of the framework agreement, or acceleration of obligations under our credit facility (the “Committed Credit Facility”) with Ford Motor Credit Company, General Motors Acceptance Corporation and DaimlerChrysler Services North America, LLC (the “Lenders”), our 9% Senior Subordinated Notes due 2012 or our 8% Senior Subordinated Notes due 2014. Some of our dealer agreements and framework agreements also give the manufacturer a right of first refusal if we propose to sell any dealership representing the manufacturer’s brands to a third party. These agreements may also attempt to limit the protections available under state dealer laws and require us to resolve disputes through binding arbitration.

Provisions for Termination or Non-renewal of Dealer and Framework Agreements.   Certain of our dealer agreements expire after a specified period of time, ranging from one year to six years, while other of our agreements have a perpetual term. We expect to renew expiring agreements in the ordinary course of business. However, typical dealer agreements provide for termination or non-renewal by the manufacturer under certain circumstances, including:

•       insolvency or bankruptcy of the dealership;

•       failure to adequately operate the dealership or to maintain required capitalization levels;

•       impairment of the reputation or financial condition of the dealership;

•       change of control of the dealership without manufacturer approval;

•       failure to complete facility upgrades required by the manufacturer or agreed to by the dealer; or

•       material breach of other provisions of a dealer agreement.

See “Risk Factors—Risk Factors Related to Our Dependence on Vehicle Manufacturers—If we fail to obtain renewals of one or more of our dealer agreements on favorable terms, if certain of our franchises are terminated, or if certain manufacturers’ rights under their agreements with us are triggered, our operations may be adversely affected,” for a further discussion of the risks related to the termination or non-renewal of our dealer and framework agreements.

Manufacturers’ Limitations on Acquisitions.   Our dealer agreements and framework agreements typically require us to maintain certain performance standards and obtain the consent of the applicable manufacturer before we can acquire any additional dealership franchises. A majority of these agreements impose limits on the number of dealerships we are permitted to own at the metropolitan, regional and national levels. These limits vary according to the agreements we have with each of the manufacturers but are generally based on fixed numerical limits or on a fixed percentage of the aggregate sales of the manufacturer. Under our current framework and dealer agreements, we are close to our franchise ceiling with Toyota, Lexus, Jaguar and Acura. As a result of certain performance deficiencies asserted by Ford, we are currently ineligible to acquire additional Ford dealerships and we do not anticipate regaining such eligibility any time in the foreseeable future. However, we do not believe our inability to acquire additional Ford dealerships will have a material affect on our business. From time to time certain other manufacturers also assert sales and customer satisfaction and other deficiencies at certain of our dealerships causing us to be ineligible to acquire certain additional dealerships until such deficiencies have been remedied or relief from such requirements can be negotiated.  It is our practice to cooperate with these manufacturers to correct the asserted performance and other issues, including at times entering into supplemental “action plan” agreements detailing the steps we will take and in some cases specifying the timeframes in which we plan to achieve improved performance at these dealerships. Unless we negotiate favorable terms with, or receive the consent of, the manufacturers, we may be prevented from making further acquisitions upon reaching the limits or if we fail to maintain performance standards provided for in the framework agreements. See also “Risk Factors—Risk Factors Related to Our Dependence on Vehicle Manufacturers—Manufacturers’ restrictions on acquisitions may limit our future growth.”

State Dealer Laws.   We operate in states that have state dealer laws limiting manufacturers’ ability to terminate dealer agreements. However, some framework agreements attempt to limit the protection of state dealer laws. We are basing the following discussion of state dealer laws on our understanding of these laws.  Furthermore, we cannot predict to what degree we will be entitled to state dealer law protections as a result of provisions in our framework agreements that purport to limit our state law rights.

State dealer laws generally provide that it is a violation for manufacturers to terminate or refuse to renew dealer agreements unless they provide written notice to the dealers setting forth “good cause” and stating the grounds for termination or nonrenewal. State dealer laws typically require reasonable advance notice to dealers prior to termination or nonrenewal of a dealer agreement. Some state dealer laws allow dealers to file protests or petitions within the notice period and allow dealers an opportunity to cure non-compliance with the manufacturers’ criteria. These statutes also provide that manufacturers are prohibited from unreasonably withholding approval for a proposed change in ownership of the dealership. In several states, acceptable grounds for disapproval are limited to material reasons relating to the character, financial ability or business experience of the proposed transferee and may also include current performance of the proposed transferee in operating other dealerships of the same manufacturer. See “Risk Factors—Risks Related to Our Dependence On Vehicle Manufacturers—If state dealer laws are repealed or weakened or superceded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements.”

Governmental Regulations

We are subject to extensive federal, state and local regulations governing our marketing, advertising, selling, leasing, financing and servicing of motor vehicles and related products. Our dealerships also are subject to state laws and regulations generally relating to corporate entities.

Under various state laws, each of our dealerships must obtain a license in order to establish, operate or relocate a dealership or provide certain automotive repair services. These laws also regulate conduct of our businesses, including advertising and sales practices. Other states into which we may expand our operations in the future are likely to have similar requirements.

The sales of financing products to our customers are subject to federal, state and local laws and regulations regarding truth-in-lending, deceptive and unfair trade practices, leasing, equal credit opportunity, motor vehicle finance, installment sales, insurance and usury. Some states regulate finance fees and other charges that may be charged in connection with vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of necessary licenses, injunctive relief, assessment of criminal and civil fines and penalties, and in certain instances, create a private cause of action for individuals. We believe that we comply substantially with all laws and regulations affecting our business and do not have any material liabilities under such laws and regulations and that compliance with all such laws and regulations will not, individually or in the aggregate, have a material adverse effect on our capital expenditures, earnings or competitive position. See “Risk Factors—Other Risks Related to Our Business—Governmental regulations and environmental regulation compliance costs may adversely affect our profitability.”

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

We are also subject to laws and regulations governing remediation of contamination at or from our facilities or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on those that are considered to have contributed to the release of a “hazardous substance”. Responsible parties include the owner or operator of the site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at such sites. These responsible parties may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Currently, we are not subject to any material “Superfund” liabilities.

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

Environmental laws and regulations are very complex and it has become difficult for businesses that routinely handle hazardous and non-hazardous wastes to achieve and maintain full compliance with all applicable environmental laws. From time to time we experience incidents and encounter conditions that will not be in compliance with environmental laws and regulations. However, none of our dealerships has been subject to any material environmental liabilities in the past, nor do we know of any fact or condition that would result in any material environmental liabilities being incurred in the future. Nevertheless, environmental laws and regulations and their interpretation and enforcement are changed frequently and we believe that the trend of more expansive and stricter environmental legislation and regulations is likely to continue. Hence, there can be no assurance that compliance with environmental laws or regulations or the future discovery of unknown environmental conditions will not require additional expenditures by us, or that such expenditures would not be material. See “Risk Factors—Other Risks Related to Our Business—Governmental regulations and environmental regulation compliance costs may adversely affect our profitability.”

Employees

As of December 31, 2004, we employed approximately 8,700 persons. We believe our relationship with our employees is favorable. Currently, certain employees of one of our dealerships are represented by a labor union. In the future, we may acquire additional businesses that have unionized employees. Certain of our facilities are located in areas of high union concentration, and such facilities are susceptible to union-organizing activity. In addition, because of our dependence on vehicle manufacturers, we may be affected adversely by labor strikes, work slowdowns and walkouts at vehicle manufacturers’ production facilities and transportation modes.

Insurance

Because of their vehicle inventory and nature of business, automobile retail dealerships generally require significant levels of insurance covering a broad variety of risks. Our insurance program includes multiple umbrella policies with a total per occurrence and aggregate limit of $100.0 million. We also have directors and officers insurance, real property insurance, comprehensive coverage for our vehicle inventory, garage liability, general liability insurance and employee dishonesty insurance.

Risk Factors

In addition to the other information in this report, you should consider carefully the following risk factors when evaluating our business.

RISK FACTORS RELATED TO OUR DEPENDENCE ON VEHICLE MANUFACTURERS

If we fail to obtain renewals of one or more of our dealer agreements on favorable terms, if certain of our franchises are terminated, or if certain manufacturers’ rights under their agreements with us are triggered, our operations may be adversely affected.

Each of our dealerships operates under the terms of a dealer agreement with the manufacturer (or manufacturer-authorized distributor) of each new vehicle brand it carries. Our dealerships may obtain new vehicles from manufacturers, sell new vehicles and display vehicle manufacturers’ trademarks only to the extent permitted under dealer agreements. As a result of the terms of our dealer agreements and our dependence on these franchise rights, manufacturers exercise a great deal of control over our day-to-day operations and the terms of our dealer agreements govern key aspects of our operations, acquisition strategy and capital spending.

Most of our dealer agreements provide the manufacturer with the right to terminate the agreement or refuse to renew it after the expiration of the term of the agreement under specified circumstances. We cannot assure you we will be able to renew any of our existing dealer agreements or that we will be able to obtain renewals on favorable terms. Specifically, many of our dealer agreements provide that the manufacturer may terminate the agreement or direct us to divest the subject dealership if there is a change of control of the dealership. Some of our dealer agreements also provide the manufacturer with the right of first refusal to purchase from us any franchise we seek to sell. Provisions such as these may provide manufacturers with superior bargaining positions in the event that they seek to terminate our dealer agreements or renegotiate the agreements on terms that are disadvantageous to us. Our results of operations may be materially and adversely affected to the extent that our franchise rights become compromised or our operations restricted due to the terms of our dealer agreements or if we lose franchises representing a significant source of our revenues.

In addition, we have agreements with Toyota which provide that in the event that our payment obligations under our Committed Credit Facility or our 9% Senior Subordinated Notes due 2012 (the “9% Notes”) are accelerated or demand for payment is made under our subsidiaries’ guarantees of the Committed Credit Facility or our 9% Notes, Toyota will have the right to purchase our Toyota and Lexus dealerships for cash at their fair market value, unless the acceleration or demand is waived within a cure period of no less than 30 days after Toyota’s notification of its intent to exercise its right to purchase. If fair market value cannot be agreed by the parties, it will be determined by an independent nationally recognized and experienced appraiser. We also have an agreement with Ford that provides if any of the lenders of our Committed Credit Facility or floor plan facilities accelerate those payment obligations, or if we are notified of any default under our Committed Credit Facility, then Ford may exercise its right to acquire our Ford, Lincoln and Mercury dealerships for their fair market value.

Our failure to meet manufacturer consumer satisfaction, financial or sales performance requirements may adversely affect our ability to acquire new dealerships and our profitability.

Many manufacturers attempt to measure customers’ satisfaction with their experience in our sales and service departments through rating systems that are generally known as consumer satisfaction indexes (“CSI”), augmenting manufacturers’ monitoring of dealerships’ financial and sales performance. At the time we acquire a dealership or enter into a new dealership or framework agreement, several manufacturers establish certain sales or performance criteria for that dealership, in some cases in the form of a business plan. In the event that that dealership is unable to meet these goals, we may be prevented from making future acquisitions, which would have an adverse effect on our ability to grow. Manufacturers may use these performance indicators, as well as sales performance numbers, as factors in evaluating applications for acquisitions. The components of these performance indicators have been modified by various manufacturers from time to time in the past, and we cannot assure you that these components will not be further modified or replaced by different systems in the future. Some of our dealerships have had difficulty from time to time meeting these standards. We cannot assure you that we will be able to comply with these standards in the future. A manufacturer may refuse to consent to our acquisition of one of its franchises if it determines our dealerships do not comply with its performance standards. This may impede our ability to execute our acquisition strategy. In addition, we receive payments from certain manufacturers based, in part, on CSI scores, and future payments may be materially reduced or eliminated if our CSI scores decline.

Manufacturers’ restrictions on acquisitions may limit our future growth.

We are generally required to obtain manufacturer consent before we can acquire any additional dealerships.  In addition, many of our dealer and framework agreements require that we meet certain customer service and sales performance standards as a condition to additional dealership acquisitions. We cannot assure you that we will meet these performance standards and that manufacturers will consent to future acquisitions, which may deter us from being able to take advantage of market opportunities and restrict our ability to expand our business.  The process of applying for and obtaining manufacturer consents can take a significant amount of time, generally 60 to 90 days or more.  Delays in consummating acquisitions caused by this process may negatively affect our ability to acquire dealerships that we believe will produce acquisition synergies and integrate well to our overall growth strategy. In addition, manufacturers typically establish minimum capital requirements for each of their dealerships on a case-by-case basis. As a condition to granting consent to a proposed acquisition, a manufacturer may require us to remodel and upgrade our facilities and capitalize the subject dealership at levels we would not otherwise choose, causing us to divert our financial resources from uses that management believes may be of higher long-term value to us. Furthermore, the exercise by manufacturers of their right of first refusal to acquire a dealership may prevent us from acquiring dealerships that we have identified as important to our growth, thereby having an adverse affect on our business.

Many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may obtain. Certain manufacturers place limits on the number of franchises or share of total brand vehicle sales maintained by an affiliated dealership group on a national, regional or local basis. Manufacturers may also tailor these types of restrictions to particular dealership groups. Because of our current franchise mix, we are close to our franchise ceilings with Toyota, Lexus, Acura and Jaguar. If we reach these franchise ceilings discussed above, we may be prevented from making further acquisitions, which could affect our growth. While we have not reached a numerical limit with Ford, we have a dispute over whether our performance should limit additional acquisitions at this time. However, we do not believe our inability to acquire additional Ford dealerships will have a material affect on our business.

If state dealer laws are repealed, weakened or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth “good cause” and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. We have framework agreements with certain of our manufacturers. Among other provisions, these agreements attempt to limit the protections available to dealers under state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their dealer agreements upon expiration. In addition, in some states these laws restrict the ability of automobile manufacturers to compete directly in the retail market. If manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on us. See “Business—Dealer and Framework Agreements—State Dealer Laws.”

Manufacturers’ restrictions regarding a change in our stock ownership may result in the termination or forced sale of our franchises, which could have a material adverse effect on our ability to grow and may adversely impact the value of our common stock.

Some of our dealer agreements with manufacturers prohibit transfers of any ownership interests of a dealership or, in some cases, its parent, without manufacturer consent. Our agreements with several manufacturers provide that, under certain circumstances, we may lose (either through termination or forced sale) the franchise if a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer’s restrictions) or if a person or entity acquires the right to vote 20% or more of our common stock without the approval of the applicable manufacturer. This trigger level can fall to as low as 5% if another vehicle manufacturer or a person with a criminal record is the entity acquiring the ownership interest or voting rights. One manufacturer, Toyota, in addition to imposing the restrictions previously mentioned, provides that we may be required to sell our Toyota franchises (including Lexus) if without its consent the owners of our equity prior to our initial public offering cease to control a majority of our voting stock or if Timothy C. Collins ceases to indirectly control us.

Violations by our stockholders of these ownership restrictions are generally outside of our control and may result in the termination or non-renewal of our dealer and framework agreements or forced sale of one or more franchises, which may have a material adverse effect on us. These restrictions may also prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock.

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

For the year ended December 31, 2004, brands representing 5% or more of our revenues from new vehicle retail sales were as follows:

Brand	% of Total New Vehicle Retail Sales
Honda	18%
Nissan	10%
Ford	9%
Toyota	8%
Mercedes-Benz	7%
BMW	6%
Lexus	5%

No other brand accounted for more than 5% of our total new vehicle retail sales revenue for the year ended December 31, 2004.

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

Our dealerships depend on manufacturers for certain sales incentives, warranties and other programs that are intended to promote and support new vehicle sales. Manufacturers often make many changes to their incentive programs during each year. Some key incentive programs include:

•       customer rebates on new vehicles;

•       dealer incentives on new vehicles;

•       special financing or leasing terms; and

•       warranties on new and used vehicles.

A reduction or discontinuation of key manufacturers’ incentive programs may reduce our new vehicle sales volume resulting in decreased vehicle sales and related revenues.

Adverse conditions affecting one or more manufacturers may negatively impact our profitability.

The success of each of our dealerships depends to a great extent on vehicle manufacturers’:

•       financial condition;

•       marketing efforts;

•       vehicle design;

•       production capabilities;

•       reputation;

•       management; and

•       labor relations.

Adverse conditions affecting these and other important aspects of manufacturers’ operations and public relations may adversely affect our ability to market their automobiles to the public and, as a result, significantly and detrimentally affect our profitability.

RISKS RELATED TO OUR ACQUISITION STRATEGY

If we are unable to acquire and successfully integrate additional dealerships, we will be unable to realize desired results from our growth through acquisition strategy and acquired operations will drain resources from comparatively profitable operations.

We believe that the automobile retailing industry is a mature industry in which we expect relatively slow growth in industry unit sales. Accordingly, we believe that our future growth depends in large part on our ability to acquire additional dealerships, manage expansion, control costs in our operations and consolidate acquired dealerships into our organization. In pursuing our strategy of acquiring other dealerships, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

•       failing to obtain manufacturers’ consents to acquisitions of additional franchises;

•       incurring significant transaction related costs for both completed and failed acquisitions;

•       incurring significantly higher capital expenditures and operating expenses;

•       failing to integrate the operations and personnel of the acquired dealerships;

•       incurring undiscovered liabilities at acquired dealerships;

•       disrupting our ongoing business and diverting our management resources;

•       impairing relationships with employees, manufacturers and customers as a result of changes in management; and

•       incorrectly valuing acquired entities.

We may not adequately anticipate all the demands that our growth will impose on our personnel, procedures and structures, including our financial and reporting control systems, data processing systems and management structure. Moreover, our failure to retain qualified management personnel at any acquired dealership may increase the risk associated with integrating the acquired dealership. If we cannot adequately anticipate and respond to these demands, we may fail to realize acquisition synergies and our resources will be focused on incorporating new operations into our structure rather than on areas that may be more profitable. If we incorrectly value acquisition targets or fail to successfully integrate acquired businesses we may be required to take write downs of the goodwill attributed to the acquired businesses, which could be significant. See “Risk Factors Related to our Dependence on Vehicle Manufacturers—Manufacturers’ restrictions on acquisitions may limit our future growth.”

We may be unable to capitalize on acquisition opportunities because of financing constraints.

We have substantial indebtedness and, as a result, significant debt service obligations. Our substantial indebtedness could limit the future availability of debt financing to fund acquisitions. We would like the ability to finance our platform acquisitions in part by issuing shares of our common stock. The extent to which we will be able or willing to issue common stock for acquisitions will depend on the market value of our common stock from time to time and the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses. We may also be prevented from issuing shares of common stock to finance acquisitions because of manufacturers’ stock ownership restrictions under our dealer agreements. See “Risk Factors Related to our Dependence on Vehicle Manufacturers—Manufacturers’ restrictions regarding a change in our stock ownership may result in the termination or forced sale of our franchises, which could have a material adverse effect on our ability to grow and may adversely impact the value of our common stock.”

We cannot assure you that we will be able to obtain additional capital in the future by issuing stock or additional debt securities, and using cash to complete acquisitions may substantially limit our operating or financial flexibility or our ability to meet our debt service obligations. Furthermore, if we are unable to obtain financing on acceptable terms, we may be required to reduce the scope of our presently anticipated expansion, which may materially and adversely affect our growth strategy.

The competition with other dealer groups to acquire automotive dealerships is intense, and we may not be able to fully implement our growth through acquisition strategy if attractive targets are acquired by competing groups or priced out of our reach due to competitive pressures.

We believe that the United States automotive retailing market is fragmented and offers many potential acquisition candidates that meet our targeting criteria. However, we compete with several other national, regional and local dealer groups, some of which may have greater financial and other resources. Competition with existing dealer groups and dealer groups formed in the future for attractive acquisition targets may result in fewer acquisition opportunities and increased acquisition costs. We will have to forego acquisition opportunities to the extent that we cannot negotiate acquisitions on acceptable terms.

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

•       Internet-based vehicle brokers that sell vehicles obtained from franchised dealers directly to consumers;

•       sales of used vehicles by rental car companies;

•       service center chain stores; and

•       independent service and repair shops.

We do not have any cost advantage in purchasing new vehicles from manufacturers. We typically rely on advertising, merchandising, sales expertise, service reputation and dealership location to sell new and used vehicles. Our dealer agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Our revenues or profitability may be materially and adversely affected if competing dealerships expand their market share or are awarded additional franchises by manufacturers that supply our dealerships.

RISKS RELATED TO THE AUTOMOTIVE INDUSTRY

Our business will be harmed if overall consumer demand suffers from a severe or sustained downturn.

Our business is heavily dependent on consumer demand and preferences. Our revenues will be materially and adversely affected if there is a severe or sustained downturn in overall levels of consumer spending. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income, credit availability and interest rates. Future recessions may have a material adverse effect on our retail business, particularly sales of new and used automobiles. In addition, severe or sustained increases in gasoline prices may lead to a reduction in automobile purchases or a shift in buying patterns from luxury/SUV models (which typically provide higher profit margins to retailers) to smaller, more economical vehicles (which typically have lower margins).

Our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.

Our performance is also subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships currently are located in the Atlanta, Austin, Chapel Hill, Charlotte, Charlottesville, Dallas-Fort Worth, Fayetteville, Fort Pierce, Fresno, Greensboro, Greenville, Houston, Jackson, Jacksonville, Little Rock, Los Angeles, Orlando, Portland, Rancho Santa Margarita, Richmond, Sacramento, St. Louis and Tampa markets and our results of operations therefore depend substantially on general economic conditions and consumer spending levels in those areas.

The seasonality of the automobile retail business magnifies the importance of our second and third quarter results.

The automobile industry is subject to seasonal variations in revenues. Demand for automobiles is generally lower during the first and fourth quarters of each year. Accordingly, we expect our revenues and operating results generally to be lower in our first and fourth quarters than in our second and third quarters. If conditions surface during the second or third quarters that retard automotive sales, such as severe weather in the geographic areas in which our dealerships operate, war, high fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year will be disproportionately adversely affected.

Our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles or parts profitably.

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

OTHER RISKS RELATED TO OUR BUSINESS

Our substantial leverage could adversely affect our ability to operate our business and adversely impact our compliance with our Committed Credit Facility and other debt covenants.

We are highly leveraged and have significant debt service obligations. As of December 31, 2004, we had total debt of $529.2 million, excluding floor plan notes payable. In addition, we and our subsidiaries may incur additional debt from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions contained in our Committed Credit Facility and the indentures governing our 9% Notes and our 8% Senior Subordinated Notes due 2014 (the “8% Notes”). We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.

In addition, the operating and financial restrictions and covenants in our debt instruments, including our Committed Credit Facility and the indentures under our 9% Notes and our 8% Notes may adversely affect our ability to finance our future operations or capital needs or to pursue certain business activities. In particular, our Committed Credit Facility requires us to maintain certain financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. A breach of any of the covenants in our debt instruments or our inability to comply with the required financial ratios could result in an event of default, which, if not cured or waived, could have a material adverse effect on us. In the event of any default under our Committed Credit Facility, the Lenders thereunder could accelerate the payment of all borrowings outstanding, together with accrued and unpaid interest and other fees, and require us to apply all of our available cash to repay these borrowings or prevent us from making debt service payments on our 9% Notes and our 8% Notes, any of which would be an event of default under the respective indentures for such Notes. Our substantial debt service obligations could increase our vulnerability to adverse economic or industry conditions.

Our capital costs and our results of operations may be materially and adversely affected by a rising interest rate environment.

We generally finance our purchases of new vehicle inventory and have the ability to finance the purchase of used vehicle inventory using floor plan credit facilities under which we are charged interest at floating rates. In addition, we obtain capital for general corporate purposes, dealership acquisitions and real estate purchases and improvements under predominantly floating interest rate credit facilities. Therefore, excluding the potential mitigating effects from interest rate hedging techniques, our interest expenses will rise with increases in interest rates. Rising interest rates are generally associated with increasing macroeconomic business activity and improvements in gross domestic product. However, rising interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. Given our debt composition as of December 31, 2004, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by $9.0 million.

We receive interest credit assistance from certain automobile manufacturers, which is reflected as a reduction in the cost of inventory on the balance sheet. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical experience, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Governmental regulations and environmental regulation compliance costs may adversely affect our profitability.

We are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection and privacy laws, wage and hour, anti-discrimination and other employment practices laws, and environmental requirements governing, among other things, discharges into the air and water, aboveground and underground storage of petroleum substances and chemicals, handling and disposal of wastes and remediation of contamination arising from spills and releases. If we or our employees at the individual dealerships violate these laws and regulations, we may be subject to civil and criminal penalties, or a cease and desist order may be issued against our operations that are not in compliance. Our future acquisitions may also be subject to governmental regulation, including antitrust reviews. Future laws and regulations relating to our business may be more stringent than current laws and regulations and require us to incur significant additional costs.

Our business and financial results may be adversely affected by claims alleging violations of laws and regulations related to our advertising, sales, and finance and insurance activities.

Our business is highly regulated. In the past several years, private plaintiffs and state attorneys general have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. The conduct of our business is subject to numerous federal, state and local laws and regulations regarding unfair, deceptive and/or fraudulent trade practices (including advertising, marketing, sales, insurance, repair and promotion practices), truth-in-lending, consumer leasing, fair credit practices, equal credit opportunity, privacy, insurance, motor vehicle finance, installment finance, closed-end credit, usury and other installment sales. Vehicle lessors could be subject to claims of negligent leasing in connection with their lessees’ vehicle operation. We could be susceptible to such claims or related actions if we fail to operate our business in accordance with practices designed to avert such liability. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.

The loss of key personnel may adversely affect our business.

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

In addition, we may need to hire additional managers as we expand. Potential acquisitions are viable to us only if we are able to retain experienced managers or obtain replacement managers should the owner/manger retire. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers may adversely affect the ability of our dealerships to conduct their operations in accordance with the standards set by our headquarters management.

We depend on our executive officers as well as other key personnel. Not all our key personnel are bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Further, we do not maintain “key man” life insurance policies on any of our executive officers or key personnel. If we are unable to retain our key personnel, we may be unable to successfully develop and implement our business plans.

Our principal stockholders have substantial influence over us.

Our principal stockholders, Ripplewood L.L.C. and Freeman Spogli, beneficially own over 50% of our outstanding common stock. In addition, these entities have entered into a stockholders agreement with several of our other stockholders pursuant to which the other stockholders are required to vote their stock with Ripplewood and Freemen Spogli. In addition, Ripplewood and Freeman Spogli both have representatives that are members of our board of directors. As a result, these principal stockholders have the ability to control us and direct our affairs and business.

Future changes in financial accounting standards or practices or existing taxation rules or practices may affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. The Financial Accounting Standards Board has announced a change to generally accepted accounting principles in the United States that will require us to record charges to earnings for employee stock option grants. This requirement will negatively impact our earnings in the future. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123 (revised 2004) “Accounting for Stock-Based Compensation,” would have reduced our net income by $5.1 million for the year ended December 31, 2004.

Item 2. Properties

We lease our corporate headquarters, which is located at 622 Third Avenue, 37th Floor, New York, New York. In addition, we have 132 franchises situated in 96 dealership locations throughout 11 states. We lease 87 of these locations and own the remainder. We have three locations in Mississippi, two locations in North Carolina and one location in St. Louis where we lease the land but own the building facilities. These locations are included in the leased column of the table below. In addition, we operate 22 collision repair centers. We lease 19 of these collision repair centers and own the remainder.

	Dealerships			Collision Repair Centers
	Owned	Leased		Owned	Leased
Coggin Automotive Group	2	15	(a)	1	4
Courtesy Autogroup	—	9	(b)	—	2
Crown Automotive Company	3	17		—	3
David McDavid Auto Group	—	8		—	5
Gray-Daniels Auto Family	—	6		—	1
Nalley Automotive Group	—	11	(a)	2	1
Northern California Dealerships	—	3		—	—
Northpoint Auto Group	—	7		—	2
Plaza Motor Company	4	1		—	1
Spirit Automotive Group	—	3		—	—
Thomason Autogroup	—	7	(b)	—	—
Total	9	87		3	19

(a)           Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

(b)          Includes one pending divestiture as of December 31, 2004.

Item 3. Legal Proceedings

From time to time, we and our dealerships are named in claims involving the manufacture and sale or lease of motor vehicles, the operation of dealerships, contractual disputes and other matters arising in the ordinary course of our business. With respect to certain of these claims, the sellers of dealerships we have acquired have indemnified us. We do not expect that any potential liability from these claims will materially affect our financial condition, liquidity, results of operations or financial statement disclosures.

We are currently involved in a breach of contract action in Arkansas state court that commenced on or about February 24, 2004, relating to amounts allegedly due the parties from whom Asbury purchased assets related to the pilot “Price 1” program. Asbury discontinued this program in the third quarter of 2003. Patric Brosh, Mark Lunsford, Mel Anderson and their companies, NCAS, L.L.C. and New Century Auto Sales Corporation, seek damages in excess of $23.0 million for purported breach of their Purchase Agreement and Employment Agreements due to discontinuation of the pilot Price 1 program. We believe that any claim for amounts in excess of those already paid under those agreements is meritless pursuant to the specific terms of the agreements and we are vigorously defending our position in this action.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ABG”. The following table shows the high and low closing sales price per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal Year Ended December 31, 2003
First Quarter	$9.45	$5.95
Second Quarter	13.70	7.25
Third Quarter	18.20	13.09
Fourth Quarter	18.99	15.20
Fiscal Year Ended December 31, 2004
First Quarter	$19.35	$15.71
Second Quarter	17.36	13.30
Third Quarter	14.97	12.59
Fourth Quarter	14.10	12.87

On March 11, 2005, the last reported sale price of our common stock on the New York Stock Exchange was $15.25 per share, and there were approximately 44 record holders of our common stock.

We intend to retain all our earnings to finance the growth and development of our business, including future acquisitions. Our Committed Credit Facility prohibits us from declaring or paying cash dividends or other distributions to our stockholders. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on then applicable contractual restrictions contained in our financing credit facilities and other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors.

Item 6.                        Selected Financial Data

The accompanying income statement data for the years ended December 31, 2003, 2002, 2001 and 2000 have been reclassified to reflect the status of our discontinued operations as of December 31, 2004.

	For the Years Ended December 31,
Income Statement Data:	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Revenues:
New vehicle	$3,261,709	$2,786,744	$2,514,519	$2,354,963	$2,178,501
Used vehicle	1,286,361	1,142,824	1,116,320	1,066,978	960,164
Parts, service and collision repair	605,315	517,904	465,780	437,199	385,760
Finance and insurance, net	147,750	125,041	110,044	97,496	80,000
Total revenues	5,301,135	4,572,513	4,206,663	3,956,636	3,604,425
Cost of sales	4,487,394	3,860,462	3,536,855	3,343,093	3,065,009
Gross profit	813,741	712,051	669,808	613,543	539,416
Selling, general and administrative expenses	650,152	557,478	518,704	475,626	405,811
Depreciation and amortization	20,422	19,686	18,471	27,104	21,986
Impairment of goodwill	—	37,930	—	—	—
Income from operations	143,167	96,957	132,633	110,813	111,619
Other income (expense):
Floor plan interest expense	(21,248)	(16,624)	(15,828)	(24,104)	(31,396)
Other interest expense	(39,256)	(40,228)	(38,398)	(44,439)	(41,064)
Interest income	822	480	1,143	2,482	5,742
Net losses from unconsolidated affiliates	—	—	(100)	(3,248)	(6,066)
Loss on extinguishment of debt	—	—	—	(1,433)	—
Other income (expense), net	623	(1,626)	(467)	1,495	(812)
Total other expense, net	(59,059)	(57,998)	(53,650)	(69,247)	(73,596)
Income before income tax expense, minority interest and discontinued operations	84,108	38,959	78,983	41,566	38,023
Income tax expense	31,364	20,468	37,690	4,980	3,570
Minority interest in subsidiary earnings	—	—	—	1,240	9,740
Income from continuing operations	52,744	18,491	41,293	35,346	24,713
Discontinued operations	(2,671)	(3,304)	(3,208)	8,838	6,002
Net income	$50,073	$15,187	$38,085	$44,184	$30,715
Earnings per common share:
Basic	$1.54	$0.47	$1.15
Diluted	$1.53	$0.46	$1.15

	As of December 31,
Balance Sheet Data:	2004	2003	2002	2001	2000
	(in thousands)
Working Capital	$295,996	$259,784	$167,141	$147,617	$150,481
Inventories	761,557	650,397	591,839	496,054	558,164
Total assets	1,897,959	1,814,279	1,605,644	1,465,013	1,408,223
Floor plan notes payable	650,948	602,167	528,591	451,375	499,332
Total debt (including current portion)	529,152	592,378	475,152	538,337	471,664
Total shareholders’/members’ equity	480,023	433,707	426,951	347,907	325,883

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are one of the largest automotive retailers in the United States, operating 96 dealership locations (132 franchises) in 23 metropolitan markets within 11 states as of December 31, 2004. We offer 33 different brands of new vehicles, including four heavy truck brands. We also operate 22 collision repair centers that serve our markets.

Our revenues are derived primarily from four offerings: (i) the sale of new vehicles to individual retail customers (“new retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms “new retail” and “fleet” being collectively referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (collectively referred to as, “fixed operations”); and (iv) the arrangement of vehicle financing and the sale of various insurance and warranty products (collectively referred to as, “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed (“PVR”), our fixed operations based on aggregate gross profit, and F&I based on gross profit PVR. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve months.

We have grown our business through the acquisition of “platforms” and numerous “tuck-in” acquisitions. “Tuck-in” acquisitions refer to the purchase of dealerships in the market areas in which we have existing dealerships. We use “tuck-in” acquisitions to increase the number of vehicle brands we offer in a particular market area and to create a larger gross profit base over which to spread overhead costs.

During the first quarter of 2005, the reorganization of our platforms became effective. Our dealerships are now organized into principally four regions: (i) Florida (comprising our Coggin dealerships operating primarily in Jacksonville and Orlando and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon, our Spirit dealerships operating primarily in Los Angeles, California and our Northern California Dealerships), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations.  Within this more streamlined structure, we will evaluate our operations and financial results by dealership, rather than by platform. The general managers, with direction from the regional CEOs, will continue to have the independence and flexibility to respond effectively to local market conditions. We expect a significant increase in management effectiveness as a result of this reorganization, as well as added operating and cost efficiencies. However, we expect to incur severance and other related costs, which should be offset in the future by anticipated expense efficiencies to our ongoing cost structure.

Our gross profit percentage varies with our revenue mix. The sale of vehicles generally results in lower gross profit percentages than our fixed operations. As a result, when fixed operations increase as a percentage of total sales, we expect our overall gross profit percentage to increase.

Selling, general and administrative (“SG&A”) expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our selling expenses is variable (such as sales commissions), or controllable expenses (such as advertising), generally allowing our cost structure to adapt in response to trends in our business. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit.

Sales of vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. Although these factors may impact our business, we believe that any future negative trends will be mitigated by increased used vehicle sales and stability in our fixed operations, our variable cost structure, our regional diversity and our advantageous brand mix. Historically, our brand mix, which is weighted towards luxury and mid-line import brands, has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

Our operations are generally subject to modest seasonal variations as we tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters. Generally, the seasonal variations in our operations are caused by factors relating to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things.

Over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to generate increased customer demand for new vehicles. These programs have served to increase competition with late-model used vehicles. We anticipate that the manufacturers will continue to use these incentive programs in the future and, as a result, we will continue to monitor and adjust our used vehicle inventory mix in response to these programs. In addition, we will continue to expand our service capacity in order to meet anticipated future demand, as the relatively high volume of new vehicle sales, resulting from the highly “incentivized” new vehicle market, will drive future service demand at our dealership locations.

Interest rates over the past several years have been at historical lows. We do not believe that changes in interest rates significantly impact customer overall buying patterns, as changes in interest rates do not dramatically increase the monthly payment of a financed vehicle. For example, the monthly payment for a typical vehicle financing transaction in which a customer finances $25,000 at 6.0% over 60 months increases by approximately $5.80 with each 50-basis-point increase in interest rates.

RESULTS OF OPERATIONS

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Net income increased $34.9 million, or $1.07 per diluted share, to $50.1 million, or $1.53 per diluted share, for the year ended December 31, 2004, from $15.2 million, or $0.46 per diluted share, for the year ended December 31, 2003.

Income from continuing operations increased $34.2 million, or $1.04 per diluted share, to $52.7 million, or $1.61 per diluted share, for the year ended December 31, 2004, from $18.5 million, or $0.57 per diluted share, for the year ended December 31, 2003.

The increase in net income and income from continuing operations for the year ended December 31, 2004, compared to the year ended December 31, 2003, resulted from several factors, including: (i) charges during 2003 of $37.9 million related to a goodwill impairment at our Oregon platform and $2.5 million of costs associated with the termination of our agreement to acquire the Bob Baker dealerships, (ii) the incremental results of franchises acquired during 2004 and (iii) continued strong performance of our F&I and fixed operations businesses. These factors were partially offset by (i) incremental advertising costs incurred in an effort to maintain new vehicle sales volumes and (ii) “start-up” costs associated with new dealership locations and our entrance into the Southern California market.

	For the Years Ended December 31,		Increase	%
Revenues—	2004	2003	(Decrease)	Change
	(In thousands, except for unit data)
New vehicle data:
Retail revenues—same store(1)	$2,896,385	$2,742,637	$153,748	6%
Retail revenues—acquisitions	296,190	—
Total new retail revenues	3,192,575	2,742,637	449,938	16%
Fleet revenues—same store(1)	66,063	44,107	21,956	50%
Fleet revenues—acquisitions	3,071	—
Total fleet revenues	69,134	44,107	25,027	57%
New vehicle revenue, as reported	$3,261,709	$2,786,744	$474,965	17%
New retail units—same store(1)	95,802	94,527	1,275	1%
New retail units—actual	106,298	94,527	11,771	12%
Used vehicle data:
Retail revenues—same store(1)	$878,922	$872,071	$6,851	1%
Retail revenues—acquisitions	80,710	—
Total used retail revenues	959,632	872,071	87,561	10%
Wholesale revenues—same store(1)	295,462	270,753	24,709	9%
Wholesale revenues—acquisitions	31,267	—
Total wholesale revenues	326,729	270,753	55,976	21%
Used vehicle revenue, as reported	$1,286,361	$1,142,824	$143,537	13%
Used retail units—same store(1)	56,789	57,090	(301)	(1)%
Used retail units—actual	61,311	57,090	4,221	7%
Parts, service and collision repair:
Revenues—same store(1)	$553,174	$517,904	$35,270	7%
Revenues—acquisitions	52,141	—
Parts, service and collision repair revenue, as reported	$605,315	$517,904	$87,411	17%
Finance and insurance, net:
Platform revenues—same store(1)	$131,235	$122,348	$8,887	7%
Platform revenues—acquisitions	10,820	—
Platform finance and insurance revenue	142,055	122,348	19,707	16%
Corporate revenues	5,695	2,693
Finance and insurance revenue, as reported	$147,750	$125,041	$22,709	18%
Total revenue:
Same store(1)	$4,821,241	$4,569,820	$251,421	6%
Corporate	5,695	2,693	3,002	111%
Acquisitions	474,199	—
Total revenue, as reported	$5,301,135	$4,572,513	$728,622	16%

(1)    Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Total revenues increased 16% to $5.3 billion for the year ended December 31, 2004, from $4.6 billion for the year ended December 31, 2003. Same store revenues were up 6% to $4.8 billion for the year ended December 31, 2004, compared to the year ended December 31, 2003. Same store new retail units increased 1% during 2004, compared to 2003, and same store new vehicle retail revenues were up 6% to $2.9 billion for 2004, from $2.7 billion for 2003, reflecting an increase in the average selling price per unit as a result of a change in the product mix within our brands. Same store used vehicle retail revenue increased 1%, on relatively flat same store unit sales, to $0.9 billion for the year ended December 31, 2004, as manufacturer incentive programs on new vehicles continue to impact our used vehicle retail unit sales volume and sales revenue per used vehicle retailed. We anticipate that manufacturer incentives on new vehicles will continue to drive customers toward new vehicles during 2005.

Fixed operations revenue increased 17%, 7% on a same store basis, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to an increase in our “customer pay” and warranty parts and service businesses, collectively up approximately 9% on a same store basis. The growth in our “customer pay” business is a result of increased capacity utilization, equipment upgrades, continued focus on customer retention initiatives and the implementation of more aggressive advertising campaigns. Our warranty business continued its positive performance driven by continued manufacturer recall programs and increased work on imported vehicles, which typically generate higher revenue than domestic brands. These improvements were offset by a reduction in our collision repair center business, which decreased 4.0% for the year ended December 31, 2004, compared to the year ended December 31, 2003. The decrease in our collision repair center business is primarily attributable to our dealerships located in Texas, where a major hailstorm in 2003 resulted in incremental collision repair revenues in 2003.

Total F&I revenue increased $22.8 million, or 18%, to $147.8 million for the year ended December 31, 2004, from $125.0 million for the year ended December 31, 2003. Platform F&I revenue increased 7% or $8.9 million on a same store basis to $131.2 million for the year ended December 31, 2004, compared to the year ended December 31, 2003. This increase is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process (iii) maturation of our corporate-sponsored programs and (iv) improvement of the F&I operations at franchises we acquired in prior periods, as F&I revenues have historically continued to improve for several years after we acquire a dealership. Platform F&I excludes revenue resulting from a contract negotiated by our corporate office in July of 2003, which is attributable to retail units sold during prior periods. Corporate F&I revenue was $5.7 million and $2.7 million for the years ended December 31, 2004 and 2003, respectively. The increase of $3.0 million was a result of the full year impact in 2004 of the contract negotiated by our corporate office compared to a six-month impact in 2003. We expect this revenue to decrease significantly over the next few years and ultimately to zero by 2008.

We expect total revenue to increase as we continue to acquire dealerships and expand our service capacity in order to meet anticipated future demand. In addition, we expect that the relatively high volume of new vehicle sales over the past several years, which resulted from the highly “incentivized” new vehicle market, will drive future service demand.

	For the Years Ended December 31,		Increase	%
Gross Profit—	2004	2003	(Decrease)	Change
	(In thousands, except for unit and per vehicle data)
New vehicle data:
Retail gross profit—same store(1)	$211,088	$207,951	$3,137	2%
Retail gross profit—acquisitions	24,623	—
Total new retail gross profit	235,711	207,951	27,760	13%
Fleet gross profit—same store(1)	2,249	1,216	1,033	85%
Fleet gross profit—acquisitions	23	—
Total fleet gross profit	2,272	1,216	1,056	87%
New vehicle gross profit, as reported	$237,983	$209,167	$28,816	14%
New retail units—same store(1)	95,802	94,527	1,275	1%
New retail units—actual	106,298	94,527	11,771	12%
Used vehicle data:
Retail gross profit—same store(1)	$104,654	$103,885	$769	1%
Retail gross profit—acquisitions	8,627	—
Total used retail gross profit	113,281	103,885	9,396	9%
Wholesale gross profit—same store(1)	(2,706)	(1,624)	(1,082)	(67)%
Wholesale gross profit—acquisitions	(469)	—
Total wholesale gross profit	(3,175)	(1,624)	(1,551)	(96)%
Used vehicle gross profit, as reported	$110,106	$102,261	$7,845	8%
Used retail units—same store(1)	56,789	57,090	(301)	(1)%
Used retail units—actual	61,311	57,090	4,221	7%
Parts, service and collision repair:
Gross profit—same store(1)	$291,656	$275,582	$16,074	6%
Gross profit—acquisitions	26,246	—
Parts, service and collision repair gross profit, as reported	$317,902	$275,582	$42,320	15%
Finance and insurance, net:
Platform gross profit—same store(1)	$131,235	$122,348	$8,887	7%
Platform gross profit—acquisitions	10,820	—
Platform finance and insurance gross profit	142,055	122,348	19,707	16%
Gross profit—corporate	5,695	2,693	3,002	111%
Finance and insurance gross profit, as reported	$147,750	$125,041	$22,709	18%
Platform gross profit PVR—same store(1)	$860	$807	$53	7%
Platform gross profit PVR—actual(2)	$848	$807	$41	5%
Gross profit PVR—actual	$882	$825	$57	7%
Total gross profit:
Same store(1)	$738,176	$709,358	$28,818	4%
Corporate	5,695	2,693	3,002	111%
Acquisitions	69,870	—
Total gross profit, as reported	$813,741	$712,051	$101,690	14%

(1)    Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)    Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding platform finance and insurance gross profit PVR.

Gross profit increased 14% to $813.7 million for the year ended December 31, 2004, from $712.1 million for the year ended December 31, 2003. Same store gross profit increased 4% to $738.2 million for the year ended December 31, 2004, from $709.4 million for the year ended December 31, 2003.

Same store gross profit on new and used retail vehicle sales increased 2% to $211.1 million and 1% to $104.7 million, respectively, for the year ended December 31, 2004, compared to the year ended December 31, 2003. General market conditions, particularly in the second and third quarters of 2004, forced us to reduce our new vehicle gross profit PVR in order to maintain unit sales volumes. The used vehicle market continued to be affected by the use of new vehicle incentives by manufacturers, encouraging many customers who otherwise would have purchased used vehicles to purchase new vehicles instead.

Same store gross profit from fixed operations increased 6% to $291.7 million for the year ended December 31, 2004, from $275.6 million for the year ended December 31, 2003, resulting primarily from increased gross profit from our “customer pay” and warranty parts and service businesses.

Selling, General and Administrative Expenses—

For the year ended December 31, 2004, SG&A expenses increased $92.7 million to $650.2 million, from $557.5 million for the year ended December 31, 2003. SG&A expenses as a percentage of gross profit for the year ended December 31, 2004 increased to 79.9%, from 78.3% for the year ended December 31, 2003.

SG&A expenses as a percentage of gross profit increased in 2004 as a result of (i) “start-up” operations of a new dealership in Texas and our entrance into the Southern California market, the combined operations of which incurred $20.0 million of SG&A while contributing only $17.1 million of gross profit (ii) $4.6 million of increased rent resulting from a sale-leaseback transaction completed during 2004, (iii) $3.4 million of increased advertising expense, primarily in the second and third quarters, in an effort to maintain retail unit volumes, and (iv) $1.4 million of incremental costs associated with Sarbanes-Oxley Section 404 compliance.

We estimate that the annualized rent from the completion of a sale-leaseback transaction in which we sold land and buildings with a net book value of $102.5 million to an unaffiliated third party for net proceeds of $114.9 million will be approximately $9.2 million, net of amortization of the $12.4 million deferred gain.

We will adopt Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-based Payment” in the third quarter of 2005. We are currently evaluating the effect of this statement on our financial statements and related disclosures; however, had we adopted the provisions of SFAS No. 123 in 2004 our SG&A expense would have increased by $8.2 million.

In connection with the reorganization of our platforms into four regions, we expect to incur approximately $4.0 million of severance and other related costs including the settlement of multi-year contracts, which should be partially offset in 2005 by anticipated expense efficiencies to our ongoing cost structure. We estimate that these efficiencies will reduce SG&A expense annually by $4.0 million to $5.0 million, beginning in 2006.

Depreciation and Amortization—

Depreciation and amortization expense increased approximately $0.7 million to $20.4 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003. This increase is primarily related to the addition of property and equipment acquired during 2003 and 2004, offset by a reduction in property and equipment sold in a sale-leaseback transaction completed in 2004.

We expect depreciation and amortization to increase in the future as a result of previous and future capital expenditure projects to remodel and upgrade our facilities.

Impairment of Goodwill—

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill and other intangibles for impairment on an annual basis, or more frequently if circumstances warrant. Upon adoption of SFAS No. 142 on January 1, 2002, we determined that, based on how our business was organized and managed at that time, each of our platforms qualified as a reporting unit for the purpose of assessing goodwill for impairment. Impairment of goodwill occurs if the net book value of a platform exceeds its estimated fair value. On October 1, 2003, in connection with our annual impairment test, we determined that the fair value of our Oregon platform declined below its carrying value due to (i) the delay in its expected recovery following changes of top level management; (ii) the reduction in retail used vehicle sales volumes due to manufacturer rebates and incentives on new vehicles; (iii) the delay in the timing of the anticipated recovery of the Oregon economy; and (iv) the decline in its market share. We engaged a third party valuation firm to determine the fair value of the Oregon platform, which resulted in a non-cash impairment charge of $37.9 million. As a result of this charge, our Oregon platform’s goodwill was reduced from $49.9 million to $12.0 million.

As a result of the implementation of productivity and expense reduction initiatives, changes at the top level of management and improvements in the local economy, we experienced improvement in the financial and operating results of our dealerships in Oregon during the year ended December 31, 2004, and expect continued improvements in 2005.

We anticipate that changes in our management, operational and reporting structure associated with the reorganization of our platforms into four regions, which became effective in January 2005, and additional changes to be made in 2005 will ultimately lead us to the determination that goodwill will be evaluated at the operating segment level in the future.

Other Income (Expense)—

Floor plan interest expense increased 27.8% to $21.2 million for the year ended December 31, 2004. This increase was the result of an increasing interest rate environment and higher average inventory levels during 2004 as compared to 2003, resulting primarily from the additional inventory of acquired franchises. These factors were offset by our decision to repay a portion of our floor plan notes payable in the fourth quarter of 2004.

The decrease in other interest expense of approximately $1.0 million from the prior year to $39.3 million was principally attributable to the repayment of  $63.7 million of mortgage debt with the proceeds from a sale-leaseback transaction and the effect of capitalized interest on a higher level of construction in progress during 2004, compared to 2003. These factors were offset by a higher average debt balance during 2004, compared to 2003.

Income Tax Provision—

Income tax expense was $31.4 million for the year ended December 31, 2004, compared to $20.5 million for the year ended December 31, 2003. Our effective tax rate for the year ended December 31, 2004, was 37.3% compared to 52.5% for the same period in 2003. Excluding the $37.9 million goodwill impairment charge associated with our Oregon platform and the related $8.7 million tax benefit, our effective tax rate was 38.0% for the year ended December 31, 2003. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our future annual effective tax rate will fluctuate between 37% and 38%.

Discontinued Operations—

During the year ended December 31, 2004, we sold ten dealership locations (fourteen franchises), and as of December 31, 2004, we were actively pursuing the sale of two dealership locations (four franchises) and real estate associated with two former dealership locations. The $2.7 million loss from discontinued operations is attributable to the loss on the sale of dealerships during the year ended December 31, 2004, and the operating losses of the franchises mentioned above. The loss from discontinued operations for the year ended December 31, 2003, of $3.3 million includes the net operating losses of the dealerships mentioned above and the net operating losses and net loss on the sale of (i) four dealership locations (six franchises); (ii) eleven used-only dealership locations and (iii) two ancillary businesses, which were sold during 2003.

We continuously evaluate the financial and operating results of our dealerships, specifically the 10% contributing the least amount of operating income, and we will look to divest dealerships that do not meet our expectations.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Net income for the year ended December 31, 2003, was $15.2 million or $0.46 per diluted share, including a $3.3 million loss from discontinued operations principally related to our Price 1 pilot program, a $37.9 million charge related to the impairment of goodwill at our Oregon platform and other non-operational expenses as discussed in more detail below. Net income for the year ended December 31, 2002, was $38.1 million or $1.15 per diluted share. For the year ended December 31, 2002, pro forma net income was $44.3 million or $1.34 per diluted share. The pro forma results for 2002 exclude a nonrecurring deferred income tax charge required by SFAS No. 109, “Accounting for Income Taxes,” related to our change in tax status from a limited liability company to a “C” corporation in conjunction with our March 2002 initial public offering (“IPO”).

Income before income taxes totaled $39.0 million for the year ended December 31, 2003, down from $79.0 million for the year ended December 31, 2002. The decrease in income before income taxes for the year ended December 31, 2003, compared to the year ended December 31, 2002 was primarily caused by the following items (i) a non-cash goodwill impairment charge of $37.9 million related to our Oregon platform (see further discussion below under “Impairment of Goodwill”), (ii) a charge of $2.5 million related to the termination of our agreement to acquire the Bob Baker dealerships and (iii) $3.2 million of costs in connection with management changes at our Oregon and Texas platforms and at the corporate level. In addition, we experienced an increase in same store insurance costs of $4.1 million in 2003 compared to 2002. Approximately 25% of the increase was the result of the full year impact of the insurance purchased for our directors and officers, which we did not have for most of the first quarter of 2002, as we were not a publicly traded company until March 2002. The remaining portion of the insurance increase reflected the overall trend of increasing rates in the insurance environment. Offsetting the increase in insurance costs during 2003 were (i) the impact of concentrated expense reduction initiatives focusing on personnel costs and consulting services in the second and third quarters and on dealership advertising in the fourth quarter and (ii) the improved performance of our Arkansas platform, which was underperforming during 2002.

	For the Years Ended December 31,		Increase	%
Revenues—	2003	2002	(Decrease)	Change
	(In thousands, except for unit data)
New vehicle data:
Retail revenues—same store(1)	$2,625,324	$2,471,396	$153,928	6%
Retail revenues—acquisitions	117,313	799
Total new retail revenues	2,742,637	2,472,195	270,442	11%
Fleet revenues—same store(1)	43,584	42,324	1,260	3%
Fleet revenues—acquisitions	523	—
Total fleet revenues	44,107	42,324	1,783	4%
New vehicle revenue, as reported	$2,786,744	$2,514,519	$272,225	11%
New retail units—same store(1)	90,823	89,797	1,026	1%
New retail units—actual	94,527	89,828	4,699	5%
Used vehicle data:
Retail revenues—same store(1)	$834,002	$857,643	$(23,641)	(3)%
Retail revenues—acquisitions	38,069	687
Total used retail revenues	872,071	858,330	13,741	2%
Wholesale revenues—same store(1)	257,433	257,972	(539)	—
Wholesale revenues—acquisitions	13,320	18
Total wholesale revenues	270,753	257,990	12,763	5%
Used vehicle revenue, as reported	$1,142,824	$1,116,320	$26,504	2%
Used retail units—same store(1)	54,974	55,738	(764)	(1)%
Used retail units—actual	57,090	55,784	1,306	2%
Parts, service and collision repair:
Revenues—same store(1)	$492,557	$465,556	$27,001	6%
Revenues—acquisitions	25,347	224
Parts, service and collision repair revenue, as reported	$517,904	$465,780	$52,124	11%
Finance and insurance, net:
Platform revenues—same store	$118,091	$109,956	$8,135	7%
Platform revenues—acquisitions	4,257	88
Platform finance and insurance revenue	122,348	110,044	12,304	11%
Corporate revenues	2,693	—
Finance and insurance revenue, as reported	$125,041	$110,044	$14,997	14%
Total revenue:
Same store(1)	$4,370,991	$4,204,847	$166,144	4%
Corporate	2,693	—
Acquisitions	198,829	1,816
Total revenue, as reported	$4,572,513	$4,206,663	$365,850	9%

(1)   Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Revenues of $4.6 billion for the year ended December 31, 2003, represented a $365.9 million or 9% increase over the year ended December 31, 2002. Same store revenue grew $166.1 million or 4%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. On a same store basis, new retail units were up 1% while same store new vehicle retail revenues were up 6% reflecting an increase in our average selling price driven by our strong luxury and mid-line import sales mix. Used retail vehicle unit sales increased 2% related to acquisitions as same store unit sales decreased 1%. Manufacturer incentive programs on new vehicles and a competitive used vehicle market negatively impacted used retail unit sales volume and sales revenue per used vehicle. Fixed operations increased 6% on a same store basis due to our focus on our “customer pay” business, service adviser training, expansion of our product offerings, implementation of advertising campaigns and growth in our import warranty business. We achieved 7% same store growth in Platform F&I revenue, as we continue to benefit from increased product offerings, the utilization of menus in the F&I sales process, the maturation of our corporate sponsored programs and the sharing of best practices between our platforms. Platform F&I revenue excludes revenue resulting from contracts negotiated by our corporate office that is attributable to retail units sold during a prior period.

	For the Years Ended December 31,		Increase	%
Gross Profit—	2003	2002	(Decrease)	Change
	(Dollars in thousands, except for unit and per vehicle data)
New vehicle data:
Retail gross profit—same store(1)	$198,836	$207,586	$(8,750)	(4)%
Retail gross profit—acquisitions	9,115	54
Total new retail gross profit	207,951	207,640	311	—
Fleet gross profit—same store(1)	1,213	1,419	(206)	(15)%
Fleet gross profit—acquisitions	3	—
Total fleet gross profit	1,216	1,419	(203)	(14)%
New vehicle gross profit, as reported	$209,167	$209,059	$108	—
New retail units—same store(1)	90,823	89,797	1,026	1%
New retail units—actual	94,527	89,828	4,699	5%
Used vehicle data:
Retail gross profit—same store(1)	$100,169	$103,822	$(3,653)	(4)%
Retail gross profit—acquisitions	3,716	92
Total used retail gross profit	103,885	103,914	(29)	—
Wholesale gross profit—same store(1)	(1,347)	(2,819)	1,472	52%
Wholesale gross profit—acquisitions	(277)	3
Total wholesale gross profit	(1,624)	(2,816)	1,192	42%
Used vehicle gross profit, as reported	$102,261	$101,098	$1,163	1%
Used retail units—same store(1)	54,974	55,738	(764)	(1)%
Used retail units—actual	57,090	55,784	1,306	2%
Parts, service and collision repair:
Gross profit—same store(1)	$261,337	$249,451	$11,886	5%
Gross profit—acquisitions	14,245	156
Parts, service and collision repair gross profit, as reported	$275,582	$249,607	$25,975	10%
Finance and insurance, net:
Platform gross profit—same store(1)	$118,091	$109,956	$8,135	7%
Platform gross profit—acquisitions	4,257	88
Platform finance and insurance gross profit	122,348	110,044	12,304	11%
Gross profit—corporate	2,693	—
Finance and insurance gross profit, as reported	$125,041	$110,044	$14,997	14%
Platform gross profit PVR—same store(1)	$810	$756	$54	7%
Platform gross profit PVR—actual(2)	$807	$756	$51	7%
Gross profit PVR—actual	$825	$756	$69	9%
Total gross profit:
Same store(1)	$678,299	$669,415	$8,884	1%
Corporate	2,693	—
Acquisitions	31,059	393
Total gross profit, as reported	$712,051	$669,808	$42,243	6%

(1)   Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)   Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding platform finance and insurance gross profit PVR.

Gross profit for the year ended December 31, 2003 increased $42.2 million or 6% over the year ended December 31, 2002. Same store gross profit increased 1% year over year driven by significant growth in platform F&I and fixed operations, of 7% and 5%, respectively. Same store gross profit on new and used retail vehicle sales for the year ended December 31, 2003, each decreased 4% as compared to the prior year as competition negatively impacted new vehicle margins and as manufacturer incentive programs on new vehicles reduced the sales volumes of comparatively higher margin used vehicles. Same store Platform F&I gross profit PVR increased 7%.

Selling, General and Administrative Expenses—

SG&A expenses for the year ended December 31, 2003 were $557.5 million, up 7.5% from $518.7 million for the year ended December 31, 2002. SG&A as a percentage of gross profit was 78.3% and 77.4% for the years ended December 31, 2003 and 2002, respectively. The increase in SG&A expenses was due to (i) $3.2 million of costs associated with management changes at our Oregon and Texas platforms and at the corporate level; (ii) expense deterioration in several platforms in the first quarter of 2003; and (iii) $4.1 million of incremental same store insurance costs due to the full year impact of our directors and officers insurance and the effect of the insurance environment. These increases in SG&A were off-set by our successful expense reduction initiatives during the second and third quarters of 2003, which focused on personnel and consulting services, and during the fourth quarter, with our focus on reducing advertising per vehicle retailed.

Depreciation and Amortization—

Depreciation and amortization expense increased approximately $1.2 million to $19.7 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This increase is primarily related to depreciation of capital expenditures made during 2003 and 2002 and property and equipment acquired in connection with the acquisition of dealerships during 2003.

Impairment of Goodwill—

On October 1, 2003, in connection with our annual impairment test, we determined that the fair value of our Oregon platform declined below its carrying value due to (i) the delay in its expected recovery following changes of top level management; (ii) the reduction in retail used vehicle sales volumes due to manufacturer rebates and incentives on new vehicles; (iii) the delay in the timing of the anticipated recovery of the Oregon economy; and (iv) the decline in its market share. We engaged a third party valuation firm to determine the fair value of the Oregon platform, which resulted in a non-cash impairment charge of $37.9 million. As a result of this charge, our Oregon platform’s goodwill was reduced from $49.9 million to $12.0 million.

Other Income (Expense)—

Floor plan interest expense increased 5% to $16.6 million for the year ended December 31, 2003. This increase was due to higher average inventory levels during 2003 as compared to 2002. The increase in non-floor plan interest expense of $1.8 million from the prior year to $40.2 million was principally attributable to the higher interest rate on our 9% Senior Subordinated Notes due 2012, which were outstanding for the entire year in 2003, as compared to the lower variable rate interest associated with our Committed Credit Facility, as defined below, during 2002.

Income Tax Provision—

Income tax expense was $20.5 million for the year ended December 31, 2003 compared to $37.7 million for the year ended December 31, 2002. Our effective tax rate for the year ended December 31, 2003, was 52.5% compared to 39.8% for the same period in 2002 subsequent to our IPO, which took place in March 2002. Excluding the $37.9 million goodwill impairment charge associated with our Oregon platform and the related $8.7 million tax benefit, our effective tax rate was 38.0% for the year ended December 31, 2003.

From January 1, 2002 through the date of our IPO, we were structured as a limited liability company and only provided a tax provision in accordance with SFAS No. 109 for the nine “C” corporations that we owned directly or indirectly during that period. Effective with our IPO, which closed March 19, 2002, we converted to a corporation and became subject to federal, state and local income taxes. During the year ended December 31, 2002, we recorded, in accordance with SFAS No. 109, a one-time, non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability, in connection with our conversion. This liability represented the difference between the financial statement and tax basis of our assets and liabilities at the conversion date.

Discontinued Operations—

During the year ended December 31, 2003, we sold (i) four dealership locations (six franchises) (ii) eleven used-only dealership locations and (iii) two ancillary businesses and as of December 31, 2003, we were actively pursuing the sale of two dealership locations (three franchises) and real estate associated with two former dealership locations. The $3.3 million loss from discontinued operations is attributable to the net operating losses and the net loss on sale of the franchises mentioned above. The loss from discontinued operations for the year ended December 31, 2002 of $3.2 million includes the net operating losses of the dealerships mentioned above and the net operating losses and net loss on sale of four dealership locations (four franchises), which were sold during 2002.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of December 31, 2004, our funds generated through future operations, and the funds available for borrowings under our Committed Credit Facility (as defined below), Floor Plan Facilities (as defined below), mortgage notes and proceeds from sale-leaseback transactions will be sufficient to fund our debt service, working capital requirements, commitments and contingencies, acquisitions, capital expenditures and any seasonal operating requirements for the foreseeable future.

As of December 31, 2004, we had cash and cash equivalents of $28.1 million. As of December 31, 2004, we did not have any amounts outstanding under our Committed Credit Facility and had $100.0 million available for borrowings to finance our future acquisitions. Our Floor Plan Facilities have no stated limit as to how much we may borrow for inventory purchases and as a result we have sufficient borrowing capacity to operate our business. As of December 31, 2004, we had $650.9 million of floor plan notes payable outstanding.

Credit Facility—

In December 2003, we repaid all of the outstanding indebtedness under our committed credit facility (the “Committed Credit Facility”) with Ford Motor Credit Company, General Motors Acceptance Corporation and DaimlerChrysler Services North America, LLC (the “Lenders”) with the proceeds from the issuance of our 8% Senior Subordinated Notes due 2014. As of December 31, 2004, we did not have any amounts outstanding under the Committed Credit Facility and had $100.0 million available for borrowings to finance our future acquisitions.

Our Committed Credit Facility allows us to borrow up to $100.0 million to finance our acquisitions and includes a cash management sublimit, under which we may repay up to $75.0 million to temporarily reduce the aggregate amount outstanding. The amounts repaid under the cash management sublimit may be borrowed for general corporate purposes. As of December 31, 2004, we had no borrowings available under our cash management sublimit because we did not have any amounts outstanding under our Committed Credit Facility. All borrowings under our Committed Credit Facility bear interest at variable rates based on one-month LIBOR plus a specified percentage that is dependent upon our adjusted debt level at the end of each calendar quarter.

Our Committed Credit Facility imposes mandatory minimum requirements with regard to the terms of our proposed acquisitions, before we can borrow funds to finance our acquisitions. The terms of the Committed Credit Facility require us to meet certain financial ratios as discussed below in (“Covenants”). A breach of these covenants or any other of the covenants in the facility would be cause for acceleration of repayment and termination of the facility by the Lenders. Our Committed Credit Facility also contains provisions for default upon, among other things, a change of control, a material adverse change in our financial condition, the non-payment of obligations and a default under certain other agreements. The terms of the Committed Credit Facility provide that a default under the Floor Plan Facilities described below, among other obligations, constitutes a default under the Committed Credit Facility. As of December 31, 2004, we were in compliance with all of the covenants and provisions of our Committed Credit Facility.

Floor Plan Financing—

We have floor plan financing credit facilities (the “Floor Plan Facilities”) with the Lenders, which provide new vehicle financing up to the value of each new vehicle and up to a fixed percentage of the value of each used vehicle. We continue to evaluate the best use of our cash between capital expenditures, acquisitions and debt reduction and depending on our financial condition, may decide to increase or decrease the level of floor plan notes payable outstanding relating to our vehicle inventory. Our Floor Plan Facilities have no stated limit as to how much we may borrow for inventory purchases and as a result we have sufficient borrowing capacity to operate our business. In addition, we have total availability of $32.2 million as of December 31, 2004, under ancillary floor plan facilities with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of December 31, 2004 we had $650.9 million of floor plan notes payable outstanding.

We are required to make monthly interest payments on our Floor Plan Facilities, but generally we are not required to repay the principal prior to the sale of the vehicle. The terms of certain floor plan arrangements impose upon us and our subsidiaries ongoing covenants including financial ratio requirements. As of December 31, 2004, we were in compliance with these financial covenants. Amounts financed under our Floor Plan Facilities bear interest at variable rates, which are typically tied to LIBOR or the prime rate. The weighted average annualized interest rate on our floor plan facilities was 3.4% during the year ended December 31, 2004. Historically, certain vehicle manufacturers have offered floor plan assistance, a portion of which increase or decrease in conjunction with changes in prevailing interest rates.

9% Senior Subordinated Notes due 2012—

We have $250.0 million in aggregate principal amount of 9% Senior Subordinated Notes due 2012 outstanding as of December 31, 2004. We pay interest on June 15 and December 15 of each year until maturity of the notes on June 15, 2012. At any time on or after June 15, 2007, we may, at our option, choose to redeem all or a portion of the notes at a redemption price that begins at 104.5% of the aggregate principal amount of the notes and reduces in each calendar year by 1.5% until the price reaches 100% of the aggregate principal amount in 2010 and thereafter. On or before June 15, 2005, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 109% of their principal amount plus accrued and unpaid interest thereon. At any time before June 15, 2007, we may, at our option, choose to redeem all or a portion of the notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the indenture governing the 9% Senior Subordinated Notes due 2012.

Our 9% Senior Subordinated Notes due 2012 are guaranteed by substantially all of our current subsidiaries. We have also agreed to have all of our future subsidiaries become guarantors upon their formation or acquisition. The terms of our 9% Senior Subordinated Notes due 2012, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

8% Senior Subordinated Notes due 2014—

We have $200.0 million in aggregate principal amount of 8% Senior Subordinated Notes due 2014 outstanding as of December 31, 2004. We pay interest on March 15 and September 15 of each year until maturity of the notes on March 15, 2014. At any time on or after March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 104.0% of the aggregate principal amount of these notes and reduces in each calendar year by approximately 1.3% until the price reaches 100% of the aggregate principal amount in 2012 and thereafter. On or before March 15, 2007, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of these notes at a redemption price equal to 108% of their principal amount plus accrued and unpaid interest thereon. At any time before March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the indenture governing our 8% Senior Subordinated Notes due 2014.

Our 8% Senior Subordinated Notes due 2014 are guaranteed by all of our current subsidiaries, other than our current Toyota and Lexus dealership subsidiaries. We have also agreed to have all of our future subsidiaries, other than our future Toyota and Lexus subsidiaries, become guarantors upon their formation or acquisition. Our current Toyota and Lexus dealership subsidiaries do not guarantee these notes and our future Toyota and Lexus subsidiaries will not be required to guarantee these notes, except in certain circumstances. The terms of our 8% Senior Subordinated Notes due 2014, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

Mortgage Notes Payable—

As of December 31, 2004, we had thirteen real estate mortgage notes payable outstanding totaling $49.7 million. The mortgage notes payable bear interest at fixed and variable rates (the weighted average interest rate was 5.7% for the year ended December 31, 2004). These obligations are collateralized by the related real estate with a carrying value of $68.3 million as of December 31, 2004, and mature between 2005 and 2014. Under the terms of our Committed Credit Facility, no guarantees from us or any of our subsidiaries are allowed in support of our mortgage notes payable, unless approved by our Lenders; however, certain indebtedness which was in place prior to the Committed Credit Facility is subject to certain guarantees. Our Lenders have taken a second mortgage position behind the respective first lien holder on all of our financed real estate except for one property. The terms of certain mortgage notes payable require our subsidiaries to comply with specific financial ratio requirements and other ongoing covenants. As of December 31, 2004, we were in compliance with financial ratios and other ongoing covenants required by the terms of our mortgage notes payable.

Covenants—

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) a current ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of December 31, 2004; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of December 31, 2004; and (iii) leverage ratio of not more than 4.4 to 1, of which our ratio was approximately 0.4 to 1 as of December 31, 2004. A breach of these covenants could cause an acceleration of repayment and termination of the Committed Credit Facility by the Lenders. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which we were approximately 1.3 to 1 as of December 31, 2004; and (ii) a coverage ratio relating to earnings before income taxes, depreciation and amortization (“EBITDA”) of at least 1.5 to 1, of which we were approximately 2.6 to 1 as of December 31, 2004. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of December 31, 2004, we were in compliance with our debt and lease agreement covenants.

Guarantees—

We have guaranteed a loan made by a financial institution directly to a non-consolidated entity controlled by a current regional executive, which totaled approximately $2.5 million as of December 31, 2004. This loan was made by a corporation we acquired in October 1998, and guarantees an industrial revenue bond maturing in 2007, which we are legally required to guarantee. The primary obligor of the note is a non-dealership business entity and that entity’s partners as individuals.

Contractual Obligations—

As of December 31, 2004, we had the following contractual obligations (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Floor plan notes payable	$650,948	$—	$—	$—	$—	$—	$650,948
Long-term debt, including capital lease obligations	33,880	5,570	4,141	3,853	10,127	471,581	529,152
Interest on long-term debt	40,891	40,356	40,035	39,753	39,453	126,269	326,757
Operating leases	53,209	52,023	50,287	48,246	43,164	248,062	494,991
Acquisitions under contract	19,800	—	—	—	—	—	19,800
Employment contracts	4,080	2,149	1,303	167	—	—	7,699
Guarantee liability	2,509	—	—	—	—	—	2,509
Total	$805,317	$100,098	$95,766	$92,019	$92,744	$845,912	$2,031,856

Cash Flow

Operating Activities—

Net cash used in operating activities totaled $10.4 million for the year ended December 31, 2004, and net cash provided by operating activities totaled $80.6 million and $54.6 million for the years ended December 31, 2003 and 2002, respectively. Cash flows associated with operating activities include net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory purchases.

Our cash flow from operations for the year ended December 31, 2004 was negatively impacted by several factors, including our decision to reduce the level of our floor plan notes payable, our strong sales volume in December and our investment in the working capital of our acquired dealerships. During the second half of 2004, we used our available cash to pay down our floor plan notes payable, thereby increasing the equity in our inventory. Had we maintained the same percentage of equity in our inventory as of December 31, 2004 as we had as of December 31, 2003, our cash flow from operating activities would have improved by approximately $68.0 million. Our sales revenue for December 2004 increased 33.2% compared to December 2003, contributing to an increase in contracts-in-transit and accounts receivable of $47.5 million, which we expect to benefit from in early 2005.

During 2003, differences in the timing of inventory purchases and the payment of related floor plan notes payable resulted in additional cash flow from operations of $34.1 million.

Investing Activities—

Net cash used in investing activities totaled $114.7 million, $85.1 million and $68.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction advances from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $69.5 million, $54.6 million and $54.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, of which $23.6 million, $20.0 million and $21.6 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the years ended December 31, 2004, 2003 and 2002, respectively. Our capital investments consisted of manufacturer-required improvements of our existing dealerships, upgrades of existing facilities and construction of new facilities. Future capital expenditures will relate primarily to manufacturer-required spending to upgrade existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. During 2004 and 2003, we received $10.1 million and $36.9 million, respectively, in construction advances from lessors in connection with our sale-leaseback agreements. We expect that capital expenditures during 2005 will total between $80.0 million and $90.0 million, of which we intend to finance between 60% and 70% principally through sale-leaseback agreements.

Cash used for acquisitions, net of cash and cash equivalents acquired, was $75.9 million, $79.9 million and $20.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. We anticipate that we will spend between $75.0 million to $125.0 million on acquisitions in 2005.

Proceeds from the sale of assets totaled $3.2 million, $3.6 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The proceeds from the sale of assets in 2004 and 2003 related primarily to the sale of real estate. We continuously evaluate our investments in property and equipment and from time to time sell assets that are not critical to our operations.

Proceeds from the sale of discontinued operations, net of cash and cash equivalents divested, totaled $16.8 million, $7.8 million and $5.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest of non-profitable dealerships.

Financing Activities—

Net cash provided by financing activities totaled $46.5 million and $88.6 million for the years ended December 31, 2004 and 2003. Net cash used in financing activities totaled $24.1 million for the year ended December 31, 2002.

During 2003, we received net proceeds of $193.3 million from the issuance of our 8% Senior Subordinated Notes due 2014, of which a substantial portion was used to repay the outstanding indebtedness under our Committed Credit Facility. During 2002, we received net proceeds of $241.3 million from the issuance of our 9% Senior Subordinated Notes due 2012, which were used repay the outstanding indebtedness under our Committed Credit Facility.

During 2004, proceeds from borrowings amounted to $21.6 million, of which $15.2 million was used to refinance an existing mortgage note payable and $6.4 million was used to finance construction on our dealership facilities. During 2003, our proceeds from borrowings included $98.1 million under our Committed Credit Facility, which was used for acquisitions and working capital, mortgages on dealership facilities and related real estate of $12.4 million and loans associated with construction projects of $5.1 million. During 2002, our proceeds from borrowings included $65.6 million under our Committed Credit Facility, which was used for acquisitions and working capital, and mortgages on dealership facilities and related real estate of $5.4 million.

During 2004, 2003 and 2002 we repaid debt of $91.8 million, $207.7 million and $385.7 million, respectively. During 2004, we utilized the proceeds from a sale-leaseback transaction to repay $63.7 million of mortgages associated with the property sold in the transaction and we used the proceeds from a mortgage refinancing to repay the balance of the original mortgage. During 2003, we repaid all amounts outstanding under our Committed Credit Facility with the net proceeds of $193.3 million from the issuance of our 8% Senior Subordinated Notes due 2014 and the proceeds from certain of our sale-leaseback transactions. During 2002, we received net proceeds of $65.4 million from the sale of shares of our common stock in our IPO, which we used to repay the outstanding indebtedness under our Committed Credit Facility and we used the net proceeds of $241.3 million from the issuance of our 9% Senior Subordinated Notes due 2012 to repay amounts outstanding under our Committed Credit Facility.

During 2004, we received net proceeds of $114.9 million from the sale of 20 properties associated with a sale-leaseback transaction. We consider this a financing activity as we continue to use the dealership facilities and related real estate in our operations and have entered into long-term lease agreements with the lessors.

During 2003 and 2002, we paid $9.7 million and $5.4 million, respectively, to repurchase shares of our common stock. Included in the amount paid during 2003 was $1.3 million related to shares of our common stock purchased and accrued for in 2002. We did not repurchase any shares of our common stock during 2004.

We distributed $3.0 million and $11.6 million to our members during 2003 and 2002, respectively, to cover their income tax liabilities. The 2003 distribution represented our final limited liability company distribution to our members. In addition, during 2002, we received $0.8 million from one of our members.

Sale-Leaseback Transactions

During the year ended December 31, 2004, we completed a sale-leaseback transaction in which we sold land and buildings with a net book value of $102.5 million to an unaffiliated third party for net proceeds of $114.9 million. The gain on the transaction of $12.4 million is being amortized as a reduction to SG&A expense over the lease terms. We estimate that the annualized rent associated with these leases will be approximately $9.2 million, net of amortization of the deferred gain.

In addition, we have entered into agreements with unaffiliated third parties, under which the third parties have either (i) purchased land for new dealership locations and advance funds to us equal to the cost of construction of dealership facilities being constructed on the land or (ii) agreed to purchase leasehold improvements on current dealership locations upon completion of the construction. Upon completion of the construction, we will execute the sale-leaseback agreements and transfer the ownership of the land and buildings or sell the leasehold improvements to the third parties, and enter into long-term operating leases with the third parties. As of December 31, 2004, we have incurred $21.8 million of construction costs and have received $14.7 million from unaffiliated third parties related to current construction projects under our sale-leaseback agreements. We expect to receive the remaining funding of $7.1 million upon approval of the expenditures by the third parties. During the year ended December 31, 2004, we completed a sale-leaseback transaction, which resulted in the removal of $17.6 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

During the first quarter of 2005, we completed a sale-leaseback transaction, which resulted in the removal of $14.5 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

Acquisitions and Divestitures

During the year ended December 31, 2004, we acquired seven dealership locations (seven franchises) for an aggregate purchase price of $78.4 million, of which $75.9 million was paid in cash through the use of available funds, with the remaining $2.5 million representing the fair value of future payments associated with our acquisitions.

During the year ended December 31, 2004, we placed ten dealership locations (fifteen franchises) into discontinued operations and sold ten dealership locations (fourteen franchises), eight (eleven franchises) of which were placed into discontinued operations in the same period.

Pending Acquisitions and Divestitures

As of December 31, 2004, we had executed contracts to acquire one dealership location (one franchise) representing annual revenues of approximately $35.0 million for $6.5 million in cash.

As of December 31, 2004, two dealership locations (four franchises) and real estate associated with two former dealership locations were pending disposition.

During the first quarter of 2005, we executed a contract to acquire one dealership location (one franchise) representing annual revenues of approximately $60.0 million for $13.3 million in cash.

We anticipate that we will spend between $75.0 million to $125.0 million on acquisitions in 2005, contributing between $300.0 million and $500.0 million of annual revenues.

Stock Repurchase Restrictions

Pursuant to the indentures governing our 9% Senior Subordinated Notes due 2012 and our 8% Senior Subordinated Notes due 2014, our ability to repurchase shares of our common stock is limited. As of December 31, 2004, our ability to repurchase shares was limited to an aggregate purchase price of $17.0 million due to these restrictions. We did not repurchase any shares of our common stock during 2004.

Off Balance Sheet Transactions

We had no off balance sheet transactions during the years presented other than those already disclosed in Notes 19 and 20 of our consolidated financial statements.

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

Inventories—

Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for new vehicles, we primarily consider the aging of vehicles and loss histories, along with the timing of annual and model changeovers. The assessment of lower of cost or market for used vehicles considers recent data and trends such as loss histories, current aging of the inventory and current market conditions. These reserves were $4.9 million and $4.6 million as of December 31, 2004 and 2003, respectively.

Notes Receivable—Finance Contracts—

As of December 31, 2004 and 2003, we had outstanding notes receivable from finance contracts of $30.9 million and $32.0 million, respectively (net of an allowance for credit losses of $6.3 million and $4.7 million, respectively). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. These reserves were $12.0 million and $11.8 million as of December 31, 2004 and 2003, respectively.

Equity-Based Compensation—

We account for stock-based compensation issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB Opinion No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions of SFAS No. 148, “Accounting for

Stock-Based Compensation-Transition and Disclosure-An amendment of FASB Statement No. 123.”  See also “Recent Accounting Pronouncements” below for a discussion of the impact on our financial statements from the adoption of SFAS No. 123 (revised 2004), “Share-based Payment.”

Goodwill and Other Intangible Assets—

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and other intangible assets, that are deemed to have indefinite lives. We test these assets for impairment at least annually, or more frequently if any event occurs or circumstances change that indicate possible impairment. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Goodwill and manufacturer franchise rights are allocated to each reporting unit at the platform and dealership level, respectively. The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each franchise. Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets.

Upon adoption of SFAS No. 142 on January 1, 2002, we determined that each of our platforms qualified as a reporting unit as we operate in one segment, and our platforms are one level below our corporate level, discrete financial information existed for each platform and the management of each platform directly reviewed the platform’s performance. In late 2004, we began the process of reorganizing our platforms into four regions. Within this more streamlined structure, we will evaluate our operations and financial results by dealership, rather than by platform. The general managers, with direction from the regional CEOs, will continue to have the independence and flexibility to respond effectively to local market conditions. We anticipate that changes in our management, operational and reporting structure, which became effective in January 2005, and additional changes to be made in 2005 will ultimately lead us to the determination that goodwill will be evaluated at the operating segment level in the future.

We review goodwill and indefinite lived manufacturer franchise rights for impairment annually on October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the related fair market value of our underlying businesses.

All other intangible assets are deemed to have definite lives and are amortized on a straight-line basis over the life of the asset ranging from 3 to 15 years and are tested for impairment when circumstances indicate that the carrying value of the asset might be impaired.

Accrued Expenses—

Payments owed to our various service providers are expensed during the month in which the applicable service is performed. The amount of these expenses is dependent upon information provided by our internal systems and processes. Due to the length of time necessary to receive accurate information, estimates of amounts due are necessary in order to record monthly expenses. In subsequent months, expenses are reconciled and adjusted where necessary. We continue to refine the estimation process based on an increased understanding of the time requirements and close working relationships with our service providers.

RELATED PARTY TRANSACTIONS

Certain of our directors, shareholders and their affiliates, and regional management have engaged in transactions with us. These transactions primarily relate to long-term operating leases of our dealership facilities. We believe that these transactions and our other related party transactions involve terms comparable to what would be obtained from unaffiliated third parties.

For the years ended December 31, 2004, 2003 and 2002, $13.5 million, $13.4 million and $13.8 million, respectively, of lease payments were made to entities controlled by our directors, shareholders or employees.

For the years ended December 31, 2004, 2003 and 2002, $0.1 million, $0.6 million and $1.0 million, respectively, was paid to an advertising entity in which one of our former directors had a substantial interest.

During each of the years ended December 31, 2004 and 2003, we paid $0.1 million in legal fees to a law firm in which one of our directors is of counsel.

In 2004, we sold one dealership facility (three franchises) to a member of our board of directors for $7.4 million. After the allocation of $3.7 million of goodwill, the book value approximated the selling price of the franchises sold.

In 2004, in two separate transactions, we leased two vehicles to two members of our board of directors for a total of $0.2 million.

In 2003, we purchased land for $0.8 million, sold it to one of our directors for $0.8 million and entered into a long-term operating lease with the director for the property. The land is contiguous to other property owned by this director, for which we currently have long-term operating leases.

In 2003, we acquired one dealership facility (five franchises) with annualized revenue of approximately $47.0 million from an executive of one of our platforms for $8.0 million.

In 2002, we acquired land from one of our former directors for $3.7 million for the purpose of expanding the operations of one of our dealership’s facilities and for the construction of a new body shop facility.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43.”  This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement will not have an impact on our consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  This Statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement will not have an impact on our consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment.”  This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (revised 2004) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement is effective as of the first interim or annual reporting period that begins after June 15, 2005 and applies to all awards granted after June 30, 2005 and to previously-granted awards unvested as of the adoption date. We are currently evaluating the effect of this statement on our financial statements and related disclosures.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Platform F&I Gross Profit PVR—

We evaluate our F&I gross profit performance on a PVR basis by dividing our total F&I gross profit by the number of retail vehicles sold during the period. During 2003, we renegotiated a contract with one of our third party F&I product providers, which resulted in the recognition of income that was not attributable to retail vehicles sold during the year. We believe that Platform F&I, which excludes the additional revenue derived from contracts negotiated by our corporate office, provides a more accurate measure of our F&I operating performance. The following table reconciles F&I gross profit to platform F&I gross profit, and provides the necessary components to calculate platform F&I gross profit PVR (in thousands, except for unit and per vehicle data):

	For the Years Ended December 31,
	2004	2003	2002
F&I gross profit, net (as reported)	$147,750	$125,041	$110,044
Less: Corporate F&I gross profit	(5,695)	(2,693)	—
Platform F&I gross profit	$142,055	$122,348	$110,044
Platform F&I gross profit PVR	$848	$807	$756
Retail units sold:
New retail units	106,298	94,527	89,828
Used retail units	61,311	57,090	55,784
Total	167,609	151,617	145,612

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $253.8 million of variable rate long-term debt (including the current portion) outstanding as of December 31, 2004, a 1% change in interest rates would result in a change of approximately $2.5 million to our annual other interest expense. Conversely, based on fixed-rate debt of $275.4 million a 1% change in interest would mean we would not experience the impact of a $2.8 million change in interest expense. Based on floor plan amounts outstanding at December 31, 2004, a 1% change in the interest rates would result in a $6.5 million change to annual floor plan interest expense.

We received $25.8 million of interest credit assistance from certain automobile manufacturers during the year ended December 31, 2004. Interest credit assistance reduced cost of sales for the year ended December 31, 2004 by $25.4 million and reduced new vehicle inventory by $3.9 million and $3.5 million as of December 31, 2004 and 2003, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk

We use interest rate swaps to manage our capital structure. In December 2003, we entered into two forward interest rate swaps with a combined notional principal amount of $200.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. During the second quarter of 2004, we reduced the notional principal amount of these swap agreements to $170.0 million. This transaction resulted in a gain of $0.4 million, which is included in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets and will be amortized on a straight-line basis as a reduction to interest expense over the swap period, beginning in March 2006. The swap agreements were designated and qualify as cash flow hedges of future changes in interest rates of our variable rate floor plan indebtedness and we expect that these hedges, which may contain minor ineffectiveness, will be highly effective during the swap period from March 2006 through February 2014. As of December 31, 2004, the swaps had a fair value of $7.1 million, which was included in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets.

In December 2003, we entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our fixed rate senior subordinated debt and did not contain any ineffectiveness. As of December 31, 2004, the swap agreement had a fair value of $2.7 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

In December 2004, we entered into a forward interest rate swap agreement with a notional principal amount of $15.2 million as a hedge against future changes in the interest rate of one of our variable rate mortgage notes payable beginning in January 2005. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated in 2005 and we expect that it will qualify as an cash flow hedge of future changes in the interest rate of one of our variable rate mortgage notes payable and will not contain any ineffectiveness. As of December 31, 2004, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asbury Automotive Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’/members’ equity and cash flows for each of the three years in the period ended December 31, 2004. We also have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

New York, New York March 14, 2005

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,093	$106,711
Contracts-in-transit	105,360	93,881
Restricted investments	1,645	1,591
Accounts receivable (net of allowance of $2,073 and $2,371, respectively)	148,196	114,201
Inventories	761,557	650,397
Deferred income taxes	15,576	8,811
Prepaid and other current assets	49,526	36,417
Assets held for sale	33,553	29,533
Total current assets	1,143,506	1,041,542
PROPERTY AND EQUIPMENT, net	195,788	266,991
GOODWILL	461,650	404,143
RESTRICTED INVESTMENTS, net of current portion	2,478	2,974
OTHER LONG-TERM ASSETS	94,537	98,629
Total assets	$1,897,959	$1,814,279
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable	$650,948	$602,167
Current maturities of long-term debt	33,880	33,250
Accounts payable	53,078	42,882
Accrued liabilities	87,446	78,727
Liabilities associated with assets held for sale	22,158	24,732
Total current liabilities	847,510	781,758
LONG-TERM DEBT	495,272	559,128
DEFERRED INCOME TAXES	39,333	22,179
OTHER LONG-TERM LIABILITIES	35,821	17,507
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized 34,163,759 and 34,022,008 shares issued, including shares held in treasury, respectively	342	340
Additional paid-in capital	413,094	411,082
Retained earnings	87,905	37,832
Treasury stock, at cost; 1,586,587 and 1,590,013 shares held, respectively	(15,032)	(15,064)
Accumulated other comprehensive loss	(6,286)	(483)
Total shareholders’ equity	480,023	433,707
Total liabilities and shareholders’ equity	$1,897,959	$1,814,279

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
REVENUES:
New vehicle	$3,261,709	$2,786,744	$2,514,519
Used vehicle	1,286,361	1,142,824	1,116,320
Parts, service and collision repair	605,315	517,904	465,780
Finance and insurance, net	147,750	125,041	110,044
Total revenues	5,301,135	4,572,513	4,206,663
COST OF SALES:
New vehicle	3,023,726	2,577,577	2,305,460
Used vehicle	1,176,255	1,040,563	1,015,222
Parts, service and collision repair	287,413	242,322	216,173
Total cost of sales	4,487,394	3,860,462	3,536,855
GROSS PROFIT	813,741	712,051	669,808
OPERATING EXPENSES:
Selling, general and administrative	650,152	557,478	518,704
Depreciation and amortization	20,422	19,686	18,471
Impairment of goodwill	—	37,930	—
Income from operations	143,167	96,957	132,633
OTHER INCOME (EXPENSE):
Floor plan interest expense	(21,248)	(16,624)	(15,828)
Other interest expense	(39,256)	(40,228)	(38,398)
Interest income	822	480	1,143
Net losses from unconsolidated affiliates	—	—	(100)
Other income (expense)	623	(1,626)	(467)
Total other expense, net	(59,059)	(57,998)	(53,650)
Income before income taxes	84,108	38,959	78,983
INCOME TAX EXPENSE:
Income tax expense	31,364	20,468	26,137
Tax adjustment upon conversion from an L.L.C. to a corporation	—	—	11,553
Total income tax expense	31,364	20,468	37,690
INCOME FROM CONTINUING OPERATIONS	52,744	18,491	41,293
DISCONTINUED OPERATIONS, net of tax	(2,671)	(3,304)	(3,208)
Net income	$50,073	$15,187	38,085
PRO FORMA INCOME TAX EXPENSE (BENEFIT):
Income tax expense			5,298
Net tax effect of 2003 and 2004 discontinued operations			1
Tax adjustment upon conversion from an L.L.C. to a corporation			(11,553)
Tax affected pro forma net income			$44,339
EARNINGS PER COMMON SHARE:
Basic	$1.54	$0.47	$1.15
Diluted	$1.53	$0.46	$1.15
PRO FORMA EARNINGS PER COMMON SHARE:
Basic			$1.34
Diluted			$1.34
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,502	32,648	33,065
Diluted	32,674	32,715	33,073

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in	Contributed	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balances, January 1, 2002	—	$—	$—	$305,363	$40,888	—	$—	$1,656	$347,907
Contributions	—	—	—	800	—	—	—	—	800
Distributions	—	—	—	—	(14,590)	—	—	—	(14,590)
Comprehensive Income:
Net income	—	—	—	—	38,085	—	—	—	38,085
Change in fair value of interest rate swaps, net of $127 tax benefit	—	—	—	—	—	—	—	(1,858)	(1,858)
Amortization of loss on interest rate swaps, net of $47 tax effect	—	—	—	—	—	—	—	80	80
Comprehensive income									36,307
Stock and stock option compensation	—	—	614	—	—	—	—	—	614
Proceeds from initial public offering, net	4,500,000	45	62,498	—	—	—	—	—	62,543
Purchase of common stock	—	—	—	—	—	(772,824)	(6,630)	—	(6,630)
Exchange of membership interests for shares of common stock	29,500,000	295	347,606	(306,163)	(41,738)	—	—	—	—
Balances, December 31, 2002	34,000,000	340	410,718	—	22,645	(772,824)	(6,630)	(122)	426,951
Comprehensive Income:
Net income	—	—	—	—	15,187	—	—	—	15,187
Change in fair value of interest rate swaps, net of $260 tax benefit	—	—	—	—	—	—	—	(483)	(483)
Amortization of loss on interest rate swaps, net of $80 tax effect	—	—	—	—	—	—	—	122	122
Comprehensive income									14,826
Issuance of common stock in connection with the exercise of stock options	22,008	—	295	—	—	—	—	—	295
Stock and stock option compensation	—	—	69	—	—	—	—	—	69
Purchase of common stock	—	—	—	—	—	(817,189)	(8,434)	—	(8,434)
Balances, December 31, 2003	34,022,008	340	411,082	—	37,832	(1,590,013)	(15,064)	(483)	433,707
Comprehensive Income:
Net income	—	—	—	—	50,073	—	—	—	50,073
Change in fair value of interest rate swaps, net of $3,513 tax benefit	—	—	—	—	—	—	—	(5,803)	(5,803)
Comprehensive income									44,270
Issuance of common stock in connection with the exercise of stock options, including $95 tax benefit	141,751	2	1,955	—	—	—	—	—	1,957
Stock and stock option compensation	—	—	57	—	—	3,426	32	—	89
Balances, December 31, 2004	34,163,759	$342	$413,094	$—	$87,905	(1,586,587)	$(15,032)	$(6,286)	$480,023

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$50,073	$15,187	$38,085
Adjustments to reconcile net income to net cash (used in) provided by operating activities—
Depreciation and amortization	20,422	19,686	18,471
Depreciation and amortization from discontinued operations	429	1,851	2,913
Impairment of goodwill	—	37,930	—
Amortization of deferred financing fees	1,579	5,333	4,548
Change in allowance for doubtful accounts	(298)	249	(253)
Loss on sale of discontinued operations	79	123	1,622
Change in deferred income taxes	13,530	(6,927)	15,490
Other adjustments	6,540	3,546	3,670
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(12,902)	(2,691)	1,854
Accounts receivable	(53,664)	(38,177)	(31,625)
Proceeds from the sale of accounts receivable	19,046	19,958	17,136
Inventories	(81,983)	(3,553)	(79,594)
Prepaid and other current assets	(38,376)	(20,511)	(12,257)
Floor plan notes payable	43,779	37,646	73,945
Accounts payable and accrued liabilities	16,983	11,186	1,693
Other long-term assets and liabilities	4,345	(282)	(1,060)
Net cash (used in) provided by operating activities	(10,418)	80,554	54,638
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—non-financed	(45,881)	(34,659)	(32,983)
Capital expenditures—financeable	(23,591)	(19,974)	(21,609)
Construction advances associated with sale-leaseback agreements	10,138	36,932	—
Acquisitions (net of cash and cash equivalents acquired of $—, $— and $26 in 2004, 2003 and 2002, respectively)	(75,861)	(79,866)	(20,459)
Proceeds from the sale of property and equipment	3,193	3,578	692
Proceeds from the sale of discontinued operations (net of cash and cash equivalents divested of $1,478, $— and $— in 2004, 2003 and 2002, respectively)	16,759	7,845	5,173
Purchase of restricted investments	(1,279)	(750)	(1,069)
Proceeds from the sale of restricted investments	1,781	1,826	1,826
Net cash used in investing activities	(114,741)	(85,068)	(68,429)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior subordinated notes	—	200,000	250,000
Payment of debt issuance costs	—	(6,740)	(8,742)
Proceeds from borrowings	21,606	115,510	71,108
Repayments of debt	(91,800)	(207,743)	(385,739)
Proceeds from the sale of assets associated with sale-leaseback agreements	114,873	—	—
Proceeds from initial public offering, net	—	—	65,415
Proceeds from the exercise of stock options	1,862	295	—
Purchase of treasury stock	—	(9,700)	(5,364)
Distributions to members	—	(3,010)	(11,580)
Contributions from members	—	—	800
Net cash provided by (used in) financing activities	46,541	88,612	(24,102)
Net (decrease) increase in cash and cash equivalents	(78,618)	84,098	(37,893)
CASH AND CASH EQUIVALENTS, beginning of year	106,711	22,613	60,506
CASH AND CASH EQUIVALENTS, end of year	$28,093	$106,711	$22,613

See Note 18 for supplemental cash flow information

See Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

1.   DESCRIPTION OF BUSINESS

Asbury Automotive Group, Inc. is a national automotive retailer, operating 96 dealership locations (132 franchises) as of December 31, 2004. We offer an extensive range of automotive products and services, including new and used vehicles, financing and insurance, vehicle maintenance and collision repair services, replacement parts and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 22 collision repair centers that serve our markets. Until the first quarter of 2005, our retail network was organized into regional dealership groups, or “platforms,” in 19 metropolitan markets, which were marketed under different regional brands. In addition, we operate three dealerships in two metropolitan markets in Northern California and three dealerships in two metropolitan markets in Southern California.  In total, we operate our retail dealerships in 23 metropolitan markets throughout the United States.

During the first quarter of 2005, we reorganized our platforms into principally four regions: (i) Florida (comprising our Coggin dealerships operating primarily in Jacksonville and Orlando and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon, our Spirit dealerships operating primarily in Los Angeles, California and our Northern California Dealerships), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas.)  Our Plaza dealerships in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements, including the accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, reserves for self-insurance programs, reserves for certain legal proceedings, and reserves for estimated tax liabilities.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments that have an original maturity of three months or less at the date of purchase.

Contracts-In-Transit

Contracts-in-transit represent receivables from unrelated finance companies for the portion of the vehicle purchase price financed by customers through sources arranged by us.

Inventories

Inventories are stated at the lower of cost or market. We use the specific identification method to value vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We assess the lower of cost or market reserve requirement on an individual unit basis, based on historical loss rates, the age and composition of the inventory and current market conditions. Additionally, we receive advertising and interest credit assistance from certain automobile manufacturers. In accordance with Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” manufacturer advertising credits that are reimbursements of costs associated with specific advertising programs are recognized as a reduction of advertising expense in the period they are earned. All other manufacturer advertising and interest credits are accounted for as purchase discounts and are recorded as a reduction of inventory and recognized in New Vehicle Cost of Sales in the accompanying Consolidated Statements of Income in the period the related inventory is sold.

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

Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of such assets, are expensed as incurred.

We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the carrying value exceeds the sum of the future undiscounted cash flows to be generated by the asset, the asset

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

would be adjusted to its net recoverable value and an impairment loss would be charged to operations in the period identified.

We capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and is depreciated over the estimated useful lives of the assets.

Acquisitions

Acquisitions are accounted for under the purchase method of accounting and the assets acquired and liabilities assumed are recorded at their fair value as of the acquisition dates. The operations of the acquired dealerships are included in the accompanying Consolidated Statements of Income commencing on the date of acquisition.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and other intangible assets, that are deemed to have indefinite lives. We test these assets for impairment at least annually, or more frequently if any event occurs or circumstances change that indicate possible impairment. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Goodwill and manufacturer franchise rights are allocated to each reporting unit at the platform and dealership level, respectively. The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each franchise. Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets.

Upon adoption of SFAS No. 142 on January 1, 2002, we determined that each of our platforms qualified as a reporting unit as we operate in one segment, and our platforms are one level below our corporate level, discrete financial information existed for each platform and the management of each platform directly reviewed the platform’s performance. In late 2004, we began the process of reorganizing our platforms into four regions. Within this more streamlined structure, we will evaluate our operations and financial results by dealership, rather than by platform. The general managers, with direction from the regional CEOs, will continue to have the independence and flexibility to respond effectively to local market conditions. We anticipate that changes in our management, operational and reporting structure, which became effective in January 2005, and additional changes to be made in 2005 will ultimately lead us to the determination that goodwill will be evaluated at the operating segment level in the future.

We review goodwill and indefinite lived manufacturer franchise rights for impairment annually on October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the related fair market value of our underlying businesses.

All other intangible assets are deemed to have definite lives and are amortized on a straight-line basis over the life of the asset ranging from 3 to15 years and are tested for impairment when circumstances indicate that the carrying value of the asset might be impaired.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, restricted investments, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying amounts of our accounts receivable, notes receivable, restricted investments, accounts payable, floor plan notes payable and interest rate swap agreements approximate fair value due either to length of maturity or existence of variable interest rates, which approximate market rates. As of December 31, 2004, our 9% Senior Subordinated Notes due 2012 and our 8% Senior Subordinated Notes due 2014 had a carrying value of $250.0 million and $200.0 million, respectively, and a fair market value, based on current market prices, of $265.0 million and $199.0 million, respectively.

Revenue Recognition

Revenue from the sale of new and used vehicles is recognized upon delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts, service and collision repair is recognized upon delivery of parts to the customer or at the time vehicle service or repair work is completed. Manufacturer vehicle incentives and rebates, including holdbacks, are recognized as a component of new vehicle cost of sales when earned, generally at the time the related vehicles are sold.

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and vehicle service contract commissions, net of estimated chargebacks, are included in Finance and insurance, net in the accompanying Consolidated Statements of Income.

Equity-Based Compensation

We account for stock-based compensation issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB Opinion No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An amendment of FASB Statement No. 123.”

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

The following table illustrates the effect on net income and net income per common share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income	$50,073	$15,187	$38,085
Adjustments to net income:
Stock-based compensation expense included in net income, net of tax	57	69	614
Pro forma stock-based compensation expense, net of tax	(5,133)	(4,002)	(3,201)
Pro forma net income	$44,997	$11,254	$35,498
Net income per common share—basic (as reported)	$1.54	$0.47	$1.15
Pro forma net income per common share—basic	$1.38	$0.34	$1.07
Net income per common share—diluted (as reported)	$1.53	$0.46	$1.15
Pro forma net income per common share—diluted	$1.38	$0.34	$1.07

We use the Black-Scholes option valuation model (“Black-Scholes”), which is the measure of fair value most often utilized under SFAS No. 123. Traded options, unlike our stock-based awards, are not subject to vesting restrictions, are fully transferable and may use lower expected stock price volatility measures than those assumed below. We estimated the fair value of stock-based compensation issued to employees during each respective period using Black-Scholes with the following weighted average assumptions:

	2004	2003	2002
Expected life of option	4 years	5 years	5 years
Risk-free interest rate	3.3%	2.7%	4.7%
Expected volatility	51%	63%	55%
Expected dividend yield	NA	NA	NA

Derivative Instruments and Hedging Activities

We utilize derivative financial instruments to manage our capital structure. The types of risks hedged are those relating to the variability of cash flows and changes in the fair value of our financial instruments caused by movements in interest rates. We document our risk management strategy and assess hedge effectiveness at the inception and during the term of each hedge.

Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets. The gain or loss on the effective portion of a hedge is reported as a component of accumulated other comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) are recognized in income in the period in which the hedge expires. The measurement of hedge ineffectiveness is based on a comparison of the change in fair value of the actual interest rate swap and the change in fair value of a hypothetical interest rate swap with terms that identically match the critical terms of the debt. The ineffective portion of

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

these interest rate swaps is reported in other income (expense) in the accompanying Consolidated Statements of Income. No ineffectiveness was recognized in 2004, 2003 or 2002.

Advertising

We expense production and other costs of advertising as incurred and media is expensed when the advertising takes place, net of certain manufacturer advertising credits and other discounts. Advertising expense from continuing operations totaled $57.0 million, $46.0 million and $46.4 million for the years ended December 31, 2004, 2003 and 2002, net of earned advertising credits and volume discounts of $7.8 million, $6.5 million and $5.7 million, respectively, and is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income.

Income Taxes

We use the liability method to account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized.

Through the date of our initial public offering in March 2002, we consisted primarily of limited liability companies and partnerships, which were treated as partnerships for tax purposes. Under this structure, such companies and partnerships were not subject to income taxes. Therefore, no provision for federal or state income taxes was included in the accompanying consolidated financial statements for these limited liability companies and partnerships prior to our initial public offering in March 2002. However, we also have nine subsidiaries that are “C” corporations under the provisions of the U.S. Internal Revenue Code. Accordingly, we followed the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” for earnings of these subsidiaries for all twelve months of 2002.

Discontinued Operations

In accordance with, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Consolidated Balance Sheets as of December 31, 2004 and 2003, have been classified to Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Consolidated Statements of Income for the years ended December 31, 2003 and 2002, have been reclassified to reflect the results of businesses sold during 2004 or held for sale as of December 31, 2004 as if we had classified those businesses as discontinued operations during the respective fiscal years presented (see Note 16).

Statements of Cash Flows

The net change in floor plan financing of inventories is reflected as an operating activity in the accompanying Consolidated Statements of Cash Flows.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

The net change in service loaner vehicle financing is reflected as an operating activity in the accompanying Consolidated Statements of Cash Flows.

Construction financing from third parties in connection with sale-leaseback agreements for the construction of new dealership facilities or leasehold improvements on our dealership facilities are included in investing activities in the accompanying Consolidated Statements of Cash Flows, which is the preferred presentation from a selection of alternatives.

Proceeds from the sale of dealership facilities and the related real estate previously owned and subsequently leased back in connection with sale-leaseback agreements are reflected as financing activities in the accompanying Consolidated Statements of Cash Flows.

Financeable capital expenditures includes all expenditures that we have financed during the reporting period or intend to finance in future reporting periods through sale-leaseback transactions or mortgage financing. Non-financeable capital expenditures include all capital expenditures not included in financeable capital expenditures.

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

For the year ended December 31, 2004, Honda, Nissan, Ford, Toyota, Mercedes-Benz, BMW and Lexus accounted for 18%, 10%, 9%, 8%, 7%, 6% and 5% of our revenues from new vehicle sales, respectively. No other franchise accounted for more than 5% of our total new vehicle retail revenues in 2004.

Segment Reporting

We follow the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon definitions contained in SFAS No. 131, we have determined that we operate in one segment and have no international operations.

Our operating businesses (dealerships) deliver the same products and services to a common customer group. Our customers are generally individuals. Our businesses generally follow the same management and marketing strategies, and each operate in a similar regulatory environment. We evaluate performance and allocate resources based on the operating results of our businesses.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43.”  This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement will not have an impact on our consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement will not have an impact on our consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment.”  This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (revised 2004) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement is effective as of the first interim or annual reporting period that begins after June 15, 2005 and applies to all awards granted after June 30, 2005 and to previously-granted awards unvested as of the adoption date. We are currently evaluating the effect of this statement on our consolidated financial statements and related disclosures.

3. ACQUISITIONS

During the year ended December 31, 2004, we acquired seven dealership locations (seven franchises) for an aggregate purchase price of $78.4 million, of which $75.9 million was paid in cash through the use of available funds, with the remaining $2.5 million representing the fair value of future payments associated with our acquisitions. During the year ended December 31, 2003, we acquired seven dealership locations (thirteen franchises) and one ancillary business for an aggregate purchase price of $79.9 million, of which $0.3 million was paid in cash through the use of available funds and $79.6 million was funded through borrowings under our Committed Credit Facility. During the year ended December 31, 2002, we acquired six dealership locations (eight franchises) for an aggregate purchase price of $19.7 million, which was funded through borrowings under our Committed Credit Facility. In addition, we paid $0.8 million in 2002 as a final settlement of purchase price contingencies for prior period acquisitions.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

The allocation of purchase price for acquisitions is as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Working capital	$5,561	$3,277	$2,891
Fixed assets	4,048	4,200	981
Other assets	226	600	1,755
Goodwill	53,180	42,178	10,861
Franchise rights	15,428	30,000	3,000
Acquisition of minority interest	—	—	177
Other liabilities	—	(389)	—
Total purchase price	$78,443	$79,866	$19,665

The allocation of purchase price to assets acquired and liabilities assumed for certain current and prior year acquisitions was based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available.

4. ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable

We have agreements to sell certain of our trade receivables, without recourse as to credit risk, in an amount not to exceed $25.0 million per year. The receivables are sold at a discount, which is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income. The discounts totaled $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. During the years ended December 31, 2004, 2003 and 2002, $19.5 million, $20.5 million and $17.5 million of receivables, respectively, were sold under these agreements and were reflected as reductions of trade accounts receivable.

Notes Receivable—Finance Contracts

Notes receivable resulting from the issuance of finance contracts in connection with the sale of new and used vehicles is included in Prepaid and Other Current Assets and Other Long-term Assets on the accompanying Consolidated Balance Sheets. Notes receivable have initial terms ranging from 12 to 60 months bearing interest at rates ranging from 8% to 31% and are collateralized by the related vehicles. Notes receivable from finance contracts consists of the following:

	As of December 31,
	2004	2003
	(In thousands)
Notes receivable—finance contracts, current	$14,135	$14,280
Notes receivable—finance contracts, long-term	23,007	22,423
Less—Allowance for credit losses	(6,279)	(4,715)
Total notes receivable—finance contracts, net	30,863	31,988
Notes receivable—finance contracts, current, net	(11,827)	(11,739)
Notes receivable—finance contracts, long-term, net	$19,036	$20,249

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Contractual maturities of gross notes receivable-finance contracts as of December 31, 2004 are as follows (in thousands):

2005	$14,135
2006	11,595
2007	8,042
2008	2,973
2009	395
Thereafter	2
$37,142

5. INVENTORIES

Inventories consist of the following:

	As of December 31,
	2004	2003
	(In thousands)
New vehicles	$619,098	$517,227
Used vehicles	98,071	90,683
Parts and accessories	44,388	42,487
Total inventories	$761,557	$650,397

The lower of cost or market reserves reduced total inventory cost by $4.9 million and $4.6 million as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, advertising and interest credits from automobile manufacturers reduced new vehicle inventory cost by $5.7 million and $4.6 million, respectively; and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2004, 2003 and 2002, by $34.1 million, $30.1 million and $30.4 million, respectively.

6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	As of December 31,
	2004	2003
	(In thousands)
Service loaner vehicles	$23,640	$18,237
Notes receivable—finance contracts, current, net	11,827	11,739
Prepaid federal income taxes	6,820	—
Other	7,239	6,441
Total prepaid and other current assets	$49,526	$36,417

7. ASSETS HELD FOR SALE AND ASSOCIATED LIABILITIES

Assets and liabilities classified as held for sale as of December 31, 2004 include (i) assets and liabilities associated with discontinued operations and real estate associated with former dealership locations, (ii) real estate of new dealership locations where an unaffiliated third party purchased land and is

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

advancing funds to us equal to the cost of construction of dealership facilities being constructed on the land and (iii) leasehold improvements that an unaffiliated third party has agreed to purchase upon completion of the construction.

Assets and liabilities associated with discontinued operations include two dealership locations (four franchises) and real estate associated with two former dealership locations as of December 31, 2004, and two dealership locations (three franchises) and real estate associated with two former dealership locations as of December 31, 2003. Assets associated with discontinued operations totaled $11.8 million and $6.7 million, and liabilities associated with discontinued operations totaled $7.5 million and $1.9 million as of December 31, 2004 and December 31, 2003, respectively.

In connection with the construction of certain new dealership locations, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is advancing funds to us equal to the cost of construction of dealership facilities being constructed on the land. The agreements include an option for the third party to cancel the agreement and require us to return the advanced funds in the event we fail to complete construction of the facilities, among other customary conditions. As a result, we capitalize the cost of the land, facilities and lease payments during the construction period and record a corresponding liability equal to the amount of the advanced funds. Upon completion of the construction, we will execute the sale-leaseback transaction, remove the cost of the land, facilities and the related liability from our Consolidated Balance Sheets and amortize the capitalized lease payments on a straight-line basis over the lease term. During the year ended December 31, 2004, we completed a sale-leaseback transaction, which resulted in the removal of $17.6 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets. As of December 31, 2004 and 2003, the book value of assets held for sale associated with new dealership locations and leasehold improvements to be sold totaled $21.8 million and $22.8 million, respectively. As of December 31, 2004 and 2003, the book value of liabilities associated with these assets held for sale totaled $14.7 million and $22.8 million, respectively.

A summary of assets held for sale and liabilities associated with assets held for sale are as follows:

	As of December 31,
	2004	2003
	(In thousands)
Assets:
Inventories	$7,846	$2,116
Property and equipment, net	25,207	27,417
Manufacturer Franchise Rights	500	—
Total assets	33,553	29,533
Liabilities:
Floor plan notes payable	7,456	1,954
Other liabilities	14,702	22,778
Total liabilities	22,158	24,732
Net assets held for sale	$11,395	$4,801

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
	2004	2003
	(In thousands)
Land	$37,085	$68,988
Buildings and leasehold improvements	132,886	187,639
Machinery and equipment	69,268	46,363
Furniture and fixtures	17,105	28,629
Company vehicles	9,525	8,899
Total	265,869	340,518
Less—Accumulated depreciation	(70,081)	(73,527)
Property and equipment, net	$195,788	$266,991

During the years ended December 31, 2004, 2003 and 2002, we capitalized $1.4 million, $0.8 million and $0.9 million, respectively, of interest in connection with various capital projects to upgrade and remodel our facilities. Depreciation expense from continuing operations was $19.9 million, $18.8 million and $17.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

During the year ended December 31, 2004, we completed a sale-leaseback transaction in which we sold land and buildings with a net book value of $102.5 million to an unaffiliated third party for $114.9 million, net of transaction costs.   The gain on the transaction of $12.4 million is being amortized as a reduction to selling, general and administrative expense over the lease terms. We estimate that the annualized rent associated with these leases will be approximately $9.2 million, net of amortization of the deferred gain.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and Manufacturer Franchise Rights

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

Balance as of December 31, 2002	$402,133
Acquisitions	42,178
Adjustments related to prior period acquisitions	(367)
Goodwill impairment—Oregon platform	(37,930)
Divestitures	(1,871)
Balance as of December 31, 2003	404,143
Acquisitions	53,180
Adjustments related to prior period acquisitions	10,508
Divestitures	(6,181)
Balance as of December 31, 2004	$461,650

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

In the fourth quarter of 2003, we retained a third party valuation firm to assist in determining the implied fair value of goodwill at our Oregon platform. Upon completion of our impairment test on October 1, 2003, we recorded a non-cash impairment charge of $37.9 million ($29.2 million after-tax) to reduce the carrying value of goodwill associated with our Oregon platform.

Upon completion of our impairment test on October 1, 2004, the fair value of each of our platforms’ tangible and intangible assets exceeded carrying value and therefore not indicating an impairment of goodwill or other intangibles.

The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each franchise. Manufacturer franchise rights are included in Other Long-term Assets on the accompanying Consolidated Balance Sheets. The changes in the carrying amount of manufacturer franchise rights for the years ended December 31, 2004 and 2003 are as follows (in thousands):

Balance as of December 31, 2002	$8,000
Acquisitions	30,000
Balance as of December 31, 2003	38,000
Acquisitions	15,428
Adjustments related to prior period acquisitions	(11,210)
Franchises held for sale	(500)
Divestitures	(205)
Balance as of December 31, 2004	$41,513

Amortizable Intangible Assets

Amortizable intangible assets are included in Other Long-term Assets on the accompanying Consolidated Balance Sheets and include the following:

	As of December 31,
	2004	2003
	(In thousands)
Amortizable intangible assets
Noncompete agreements	$1,440	$5,331
Lease agreements (amortization included in SG&A expense)	6,527	6,527
Total	7,967	11,858
Less: Accumulated amortization	(5,796)	(8,665)
Amortizable intangible assets, net	$2,171	$3,193

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Amortization expense from continuing operations was $0.9 million, $1.3 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. During the year ended December 31, 2004 we sold one dealership location (one franchise), which resulted in a $0.1 million reduction of a noncompete agreement that no longer provided future benefit. Future estimated amortization expense is as follows (in thousands):

For the years ended December 31:
2005	$512
2006	507
2007	507
2008	508
2009	137
Thereafter	—
$2,171

10. OTHER LONG-TERM ASSETS

	As of December 31,
	2004	2003
	(In thousands)
Manufacturer franchise rights	$41,513	$38,000
Notes receivable-finance contracts, long-term, net	19,036	20,249
Deferred financing costs	13,958	15,205
Amortizable intangibles	2,171	3,193
Other	17,859	21,982
Total other long-term assets	$94,537	$98,629

11. FLOOR PLAN NOTES PAYABLE

We have floor plan financing credit facilities (the “Floor Plan Facilities”) with the Lenders, which provide new vehicle financing up to the value of each new vehicle and up to a fixed percentage of the value of each used vehicle. We continue to evaluate the best use of our cash between capital expenditures, acquisitions and debt reduction and depending on our financial condition, may decide to increase or decrease the level of floor plan notes payable outstanding relating to our vehicle inventory. Our Floor Plan Facilities have no stated limit as to how much we may borrow for inventory purchases and as a result we have sufficient borrowing capacity to operate our business. In addition, we have total availability of $32.2 million under ancillary floor plan facilities with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia.

We are required to make monthly interest payments on the amount financed, but generally we are not required to repay the principal prior to the sale of the vehicle. These Floor Plan Facilities require a guarantee from each of our intermediate subsidiaries, and participating subsidiary dealers grant a blanket lien on all of our assets and the assets of such subsidiaries, including a security interest in the financed vehicles as well as the related sales proceeds. The terms of our Floor Plan Facilities impose upon us and

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

our subsidiaries certain financial covenants. As of December 31, 2004 we were in compliance with these financial covenants.

Amounts financed under the Floor Plan Facilities bear interest at variable rates, which are typically based on LIBOR or the prime rate. The weighted average interest rate on our floor plan notes payable was 3.4% for the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, we had $650.9 million and $602.2 million of floor plan notes payable outstanding, respectively.

12. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2004	2003
	(In thousands)
Accrued compensation	$24,569	$22,245
Taxes payable	15,597	13,390
Accrued finance and insurance chargebacks	8,461	7,558
Accrued interest	8,308	4,162
Accrued insurance	6,024	6,496
Accrued advertising and promotions	5,099	3,616
Accrued vacation	4,950	3,884
Customer deposits	2,969	1,748
Other accrued liabilities	11,469	15,628
Accrued liabilities	$87,446	$78,727

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

13. LONG-TERM DEBT

Long-term debt consists of the following:

	As of December 31,
	2004	2003
	(In thousands)
9% Senior Subordinated Notes due 2012	$250,000	$250,000
8% Senior Subordinated Notes due 2014	200,000	200,000
Mortgage notes payable to banks and financing institutions bearing interest at fixed and variable rates (the weighted average interest rates were 5.7% and 4.7% for years ended December 31, 2004 and 2003, respectively)	49,732	116,664
Notes payable to financing institutions collateralized by service loaner vehicles bearing interest at variable rates (the weighted average interest rates were 4.2% and 3.6% for the years ended December 31, 2004 and 2003, respectively), maturing at various dates during 2005	21,627	15,744
Non-interest bearing note payable to former shareholders of one of our subsidiaries, net of unamortized discount of $62 and $252 as of December 31, 2004 and 2003, respectively, determined at an effective interest rate of 6.1%, payable in semiannual installments of approximately $913, due January 2006, collateralized by marketable securities equal to the outstanding debt	2,637	4,228
Capital lease obligations	4,421	4,226
Other notes payable	735	1,516
	529,152	592,378
Less: current portion	(33,880)	(33,250)
Long-term debt	$495,272	$559,128

The aggregate maturities of long-term debt as of December 31, 2004, are as follows (in thousands):

2005	$33,880
2006	5,570
2007	4,141
2008	3,853
2009	10,127
Thereafter	471,581
$529,152

9% Senior Subordinated Notes due 2012

In June 2002, we issued our 9% Senior Subordinated Notes due 2012 in the aggregate principal amount of $250.0 million, receiving net proceeds of $241.3 million. The costs related to the issuance of the notes were capitalized and are being amortized to interest expense over the term of the notes. The net proceeds from the notes issuance were utilized to repay a substantial portion of the outstanding indebtedness under our Committed Credit Facility (as defined below). We pay interest on these notes on June 15 and December 15 of each year until maturity on June 15, 2012. At any time on or after June 15,

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

2007, we may, at our option, choose to redeem all or a portion of these notes at the redemption prices set forth in the indenture governing our 9% Senior Subordinated Notes due 2012. On or before June 15, 2005, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes at a redemption price set forth in the note indenture and unpaid interest thereon. At any time before June 15, 2007, we may, at our option, choose to redeem all or a portion of the notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the note indenture.

Our 9% Senior Subordinated Notes due 2012 are guaranteed by substantially all of our current subsidiaries. We have also agreed to have all of our future subsidiaries become guarantors upon their formation or acquisition. The 9% Senior Subordinated Notes due 2012 and the subsidiary guarantees rank behind all of our and the subsidiary guarantors’ current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, the 9% Senior Subordinated Notes due 2012 and subsidiary guarantees. The 9% Senior Subordinated Notes due 2012 rank equally with all of our and our subsidiary guarantors’ existing and future senior subordinated indebtedness, including the 8% Subordinated Notes due 2014 and our subsidiaries’ guarantees thereof, except for guarantees of our 8% Senior Subordinated Notes due 2014 by our present and future Toyota and Lexus dealership subsidiaries, which guarantee the 9% Senior Subordinated Notes due 2012, but do not guarantee the 8% Senior Subordinated Notes due 2014, except under certain circumstances. The terms of our 9% Senior Subordinated Notes due 2012, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

8% Senior Subordinated Notes due 2014

In December 2003, we issued our 8% Senior Subordinated Notes due 2014 in the aggregate principal amount of $200.0 million, receiving net proceeds of $193.3 million. The issuance of the notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In May 2004, we exchanged the notes in a registered offering for $200.0 million of new notes with identical terms. The costs related to the issuance of these notes were capitalized and are being amortized to interest expense over the term of these notes. The net proceeds from the issuance of our 8% Senior Subordinated Notes due 2014 were used to repay all of our outstanding indebtedness under our Committed Credit Facility (as defined below). We pay interest on these notes on March 15 and September 15 of each year until maturity on March 15, 2014. At any time on or after March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at the redemption prices set forth in the indenture governing our 8% Senior Subordinated Notes due 2014. On or before March 15, 2007, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of these notes at a redemption price set forth in the note indenture and unpaid interest thereon. At any time before March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the note indenture.

Our 8% Senior Subordinated Notes due 2014 are guaranteed by all of our current subsidiaries, other than our current Toyota and Lexus dealership subsidiaries (see Note 24). We have also agreed to have all of our future subsidiaries, other than our future Toyota and Lexus subsidiaries, become guarantors upon their formation or acquisition. Our current Toyota and Lexus dealership subsidiaries do not guarantee

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

these notes and our future Toyota and Lexus subsidiaries will not be required to guarantee these notes, except in certain circumstances.

The notes and the subsidiary guarantees rank behind all of our and the subsidiary guarantors’ current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, the notes and subsidiary guarantees. The notes rank equally with all of our and our subsidiary guarantors’ existing and future senior subordinated indebtedness, including our 9% Senior Subordinated Notes due 2012 and our subsidiaries’ guarantees thereof, except for guarantees of our 9% Senior Subordinated Notes due 2012 by our present and future Toyota and Lexus dealership subsidiaries, which do not and will not be required to guarantee our 8% Senior Subordinated Notes due 2014, except under certain circumstances. The notes are effectively subordinated to all existing and future indebtedness and liabilities of our current and future Toyota and Lexus dealership subsidiaries. The terms of our 8% Senior Subordinated Notes due 2014, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

Credit Facility—

In December 2003, we repaid all of the outstanding indebtedness under our committed credit facility (the “Committed Credit Facility”) with Ford Motor Credit Company, General Motors Acceptance Corporation and DaimlerChrysler Services North America, LLC (the “Lenders”) with the proceeds from the issuance of our 8% Senior Subordinated Notes due 2014. As of December 31, 2004, we did not have any amounts outstanding under the Committed Credit Facility and had $100.0 million available for borrowings to finance our future acquisitions.

Our Committed Credit Facility allows us to borrow up to $100.0 million to finance our acquisitions and includes a cash management sublimit, under which we may repay up to $75.0 million to temporarily reduce the aggregate amount outstanding. The amounts repaid under the cash management sublimit may be borrowed for general corporate purposes. As of December 31, 2004, we had no borrowings available under our cash management sublimit because we did not have any amounts outstanding under our Committed Credit Facility. All borrowings under our Committed Credit Facility bear interest at variable rates based on one-month LIBOR plus a specified percentage that is dependent upon our adjusted debt level at the end of each calendar quarter.

Our Committed Credit Facility requires a guarantee from each of our direct and indirect subsidiaries and imposes a blanket lien upon all our assets and the assets of such subsidiaries, and contains covenants that, among other things, place significant restrictions on our ability to incur additional debt, encumber our property and other assets, repay other debt, dispose of assets, invest capital and the issuance of equity securities by our subsidiaries. The Committed Credit Facility also imposes mandatory minimum requirements with regard to the terms of our proposed acquisitions, before we can borrow funds under the facility to finance the transactions. The terms of the Committed Credit Facility require us on an ongoing basis to meet certain financial ratios, including a current ratio, as defined in our Committed Credit Facility, of at least 1.2 to 1, a fixed charge coverage ratio, as defined in our Committed Credit Facility, of no less than 1.2 to 1, and a leverage ratio, as defined in our Committed Credit Facility, of no greater than 4.4 to 1. A breach of these covenants or any other of the covenants in the facility would be cause for acceleration of repayment and termination of the facility by the Lenders. This Committed Credit Facility also contains provisions for default upon, among other things, a change of control, a material adverse change, the non-

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

payment of obligations and a default under certain other agreements. The terms of the Committed Credit Facility provides that a default under the Floor Plan Facilities, among other obligations, constitutes a default under the Committed Credit Facility. As of December 31, 2004, we were in compliance with all of the covenants and provisions of our Committed Credit Facility.

The Committed Credit Facility requires us to apply 80% of the net proceeds of equity offerings and 100% of the net proceeds of debt offerings to outstanding indebtedness under the Committed Credit Facility. Our subsidiaries have guaranteed, and substantially all of our future subsidiaries will be required to guarantee, our obligations under the Committed Credit Facility. Substantially all of our assets not subject to security interests granted to floor plan lenders are subject to security interests to the Lenders. We pay annually in arrears a commitment fee for the Committed Credit Facility of 0.35% of the undrawn amount available to us. The Committed Credit Facility provides for an indefinite series of one-year extensions at our request, if approved by the Lenders at their sole discretion. We can terminate the Committed Credit Facility by repaying all of the outstanding balances under the facility and the related uncommitted floor plan lines plus a termination fee. The termination fee, equal to 1% of the Lender’s commitment under the Committed Credit Facility as of December 31, 2004, declined to zero percent as of January 17, 2005.

Mortgage Notes Payable—

As of December 31, 2004, we had thirteen real estate mortgage notes payable outstanding. These obligations are collateralized by the related real estate with a carrying value of $68.3 million as of December 31, 2004, and mature between 2005 and 2014. Under the terms of our Committed Credit Facility, no guarantees from us or any of our subsidiaries are allowed in support of our mortgage notes payable, unless approved by our Lenders; however, certain indebtedness, which was in place prior to the Committed Credit Facility, is subject to guarantees. Our Lenders have taken a second mortgage position behind the respective first lien holder on all of our financed real estate except for one property. As of December 31, 2004, we were in compliance with financial ratios and other ongoing covenants required by the terms of our mortgage notes payable.

14. FINANCIAL INSTRUMENTS

We use interest rate swaps to manage our capital structure. In December 2003, we entered into two forward interest rate swaps with a combined notional principal amount of $200.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. During the second quarter of 2004, we reduced the notional principal amount of these swap agreements to $170.0 million. This transaction resulted in a gain of $0.4 million, which is included in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets and will be amortized on a straight-line basis as a reduction to interest expense over the swap period, beginning in March 2006. The swap agreements were designated and qualify as cash flow hedges of future changes in interest rates of our variable rate floor plan indebtedness and we expect that these hedges, which may contain minor ineffectiveness, will be highly effective during the swap period from March 2006 through February 2014. As of December 31, 2004, the swaps had a fair value of $7.1 million, which was included in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

In December 2003, we entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our fixed rate senior subordinated debt and did not contain any ineffectiveness. As of December 31, 2004, the swap agreement had a fair value of $2.7 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

In December 2004, we entered into a forward interest rate swap agreement with a notional principal amount of $15.2 million as a hedge against future changes in the interest rate of one of our variable rate mortgage notes payable beginning in January 2005. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR . This swap agreement was designated in 2005 and we expect that it will qualify as a cash flow hedge of changes in the interest rate of one of our variable rate mortgage notes payable and will not contain any ineffectiveness. As of December 31, 2004, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

15. INCOME TAXES

Effective with our IPO, which closed March 19, 2002, we converted to a corporation and became subject to federal, state and local income taxes. Prior to the conversion to a corporation, except for nine subsidiaries which were already corporations, Asbury Automotive Group L.L.C. was comprised primarily of limited liability companies and partnerships (with Asbury Automotive Group L.L.C. as the parent), which were treated as one partnership for tax purposes and accordingly we did not record income tax expense or income tax liabilities for these entities. During 2001 and prior to our IPO in 2002, we recorded income tax only for the nine “C” Corporations in accordance with SFAS No. 109, “Accounting for Income Taxes.”

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

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

The components of our income tax provisions from continuing operations are as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Current:
Federal	$19,637	$25,371	$18,591
State	1,338	2,657	3,417
Subtotal	20,975	28,028	22,008
Deferred:
Federal	9,088	(6,701)	13,216
State	1,301	(859)	2,466
Subtotal	10,389	(7,560)	15,682
Total	$31,364	$20,468	$37,690

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Provision at the statutory rate	$29,438	$13,636	$27,644
Increase (decrease) resulting from:
State income tax, net	1,715	1,169	3,824
Impairment of goodwill	—	5,474	—
Net deferred tax liability resulting from conversion to a corporation	—	—	11,553
Tax benefit of L.L.C. structure	—	—	(5,299)
Other	211	189	(32)
Provision for income taxes	$31,364	$20,468	$37,690

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2004	2003
	(In thousands)
Reserves and accruals	$18,817	$11,579
Net operating loss and alternative minimum tax credit carryforwards	932	656
Tax goodwill amortization	(28,752)	(16,361)
Depreciation	(16,836)	(7,773)
Hedging activity	3,773	260
Valuation allowance	(636)	(656)
Other	(1,055)	(1,073)
Net deferred tax liability	$(23,757)	$(13,368)

	December 31,
Balance sheet classification:	2004	2003
	(In thousands)
Deferred tax assets:
Current	$16,734	$11,403
Long term	8,617	3,292
Deferred tax liabilities:
Current	(1,158)	(2,592)
Long term	(47,950)	(25,471)
Net deferred tax liability	$(23,757)	$(13,368)

We have federal net operating loss (“NOL”) carryforwards of $1.2 million and state NOL carryforwards of $11.9 million that are attributable to certain of our “C” corporation subsidiaries and are subject to separate return year limitations. The NOL carryforwards begin to expire in 2015. Pursuant to our accounting policy, a valuation allowance was recorded on these carryforwards.

16. DISCONTINUED OPERATIONS AND DIVESTITURES

During the year ended December 31, 2004, we placed ten dealership locations (fifteen franchises) into discontinued operations and sold ten dealership locations (fourteen franchises), eight (eleven franchises) of which were placed into discontinued operations in the same period. As of December 31, 2004, two dealership locations (four franchises) and real estate associated with two former dealership locations were pending disposition. The accompanying Consolidated Statements of Income for the years ended December 31, 2003 and 2002, have been reclassified to reflect the status of our discontinued operations as of December 31, 2004.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

The following table provides further information regarding our discontinued operations as of December 31, 2004, and includes the results of businesses sold prior to December 31, 2004, and businesses pending disposition as of December 31, 2004:

	For the Year Ended December 31, 2004			For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	Sold	Pending Disposition	Total	Sold**	Pending Disposition*	Total	Sold**	Pending Disposition*	Total
	(Dollars in thousands)
Franchises	14	4	18	20	4	24	22	4	26
Used-only locations	—	—	—	11	—	11	11	—	11
Ancillary businesses	—	—	—	2	—	2	2	—	2
Revenues	$132,343	$34,752	$167,095	$218,292	$42,979	$261,271	$298,981	$31,396	$330,377
Cost of sales	112,642	30,095	142,737	185,089	37,957	223,046	253,106	27,667	280,773
Gross profit	19,701	4,657	24,358	33,203	5,022	38,225	45,875	3,729	49,604
Operating expenses	21,299	4,873	26,172	37,564	4,359	41,923	48,861	2,567	51,428
Income (loss) from operations	(1,598)	(216)	(1,814)	(4,361)	663	(3,698)	(2,986)	1,162	(1,824)
Other expense, net	(1,151)	(312)	(1,463)	(1,138)	(369)	(1,507)	(1,816)	(195)	(2,011)
Net income (loss)	(2,749)	(528)	(3,277)	(5,499)	294	(5,205)	(4,802)	967	(3,835)
Loss on disposition of discontinued operations	(79)	—	(79)	(123)	—	(123)	(1,622)	—	(1,622)
Income (loss) before income taxes	(2,828)	(528)	(3,356)	(5,622)	294	(5,328)	(6,424)	967	(5,457)
Income tax benefit (expense)	487	198	685	2,136	(112)	2,024	2,640	(391)	2,249
Discontinued operations, net of tax	$(2,341)	$(330)	$(2,671)	$(3,486)	$182	$(3,304)	$(3,784)	$576	$(3,208)

*                      Businesses placed into discontinued operations in 2004 and pending disposition as of December 31, 2004

**                 Businesses were sold between January 1, 2002 and December 31, 2004

17. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by our weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the year.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income:
Continuing operations	$52,744	$18,491	$41,293
Discontinued operations	(2,671)	(3,304)	(3,208)
Net Income	$50,073	$15,187	$38,085
Earnings per share:
Basic—
Continuing operations	$1.62	$0.57	$1.25
Discontinued operations	(0.08)	(0.10)	(0.10)
Net income	$1.54	$0.47	$1.15
Diluted—
Continuing operations	$1.61	$0.57	$1.25
Discontinued operations	(0.08)	(0.11)	(0.10)
Net income	$1.53	$0.46	$1.15
Weighted Average common shares and common share equivalents:
Weighted average common shares outstanding—basic	32,502	32,648	33,065
Common share equivalents (stock options)	172	67	8
Weighted average common shares outstanding—diluted	32,674	32,715	33,073

18. SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended December 31, 2004, 2003 and 2002, we made interest payments, net of amounts capitalized, totaling $61.7 million $53.9 million and $51.9 million, respectively. During the year ended December 31, 2004, we received $4.9 million of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Senior Subordinated Notes due 2014.

During the years ended December 31, 2004, 2003 and 2002, we made income tax payments totaling $24.2 million, $16.6 million and $28.5 million, respectively.

During the year ended December 31, 2004, we executed a sale-leaseback transaction, which resulted in the removal of approximately $17.6 million from Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

During the years ended December 31, 2004 and 2003, we entered into capital leases totaling  $1.1 million and $3.7 million. We did not enter into any capital leases during the year ended December 31, 2002.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

19. LEASE OBLIGATIONS

We lease various facilities, real estate and equipment under long-term operating lease agreements. In instances where we entered into leases in which the rent escalates at fixed rates over time, we record the rent expense on a straight-line basis over the life of the lease. Rent expense from continuing operations totaled $43.3 million, $30.7 million and $26.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

During the year ended December 31, 2004, we completed a sale-leaseback transaction in which we sold land and buildings with a net book value of $102.5 million to an unaffiliated third party for $114.9 million, net of transaction costs. The gain on the transaction of $12.4 million is being amortized as a reduction to selling, general and administrative expense over the lease terms. We estimate that the annualized rent associated with these leases will be approximately $9.2 million, net of amortization of the deferred gain.

Future minimum payments under long-term, non-cancelable leases as of December 31, 2004, are as follows:

	Operating	Capital	Total
	(In thousands)
2005	$53,209	$945	$54,154
2006	52,023	930	52,953
2007	50,287	818	51,105
2008	48,246	625	48,871
2009	43,164	370	43,534
Thereafter	248,062	3,734	251,796
Total minimum lease payments	$494,991	7,422	$502,413
Less: amount representing interest		(3,001)
Present value of net minimum lease payments		4,421
Less: current portion		(607)
Total long-term capital lease obligation		$3,814

We have an option to acquire certain properties that we currently lease. The purchase option, initially based on the aggregate appraised value, adjusts each year for movements in the Consumer Price Index. The purchase option of $54.0 million as of December 31, 2004, can only be exercised in total.

20. COMMITMENTS AND CONTINGENCIES

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

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

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

From time to time, we and our dealerships are named in claims involving the manufacture and sale or lease of motor vehicles, the operation of dealerships, contractual disputes and other matters arising in the ordinary course of our business. With respect to certain of these claims, the sellers of dealerships we have acquired have indemnified us. We do not expect that any potential liability from these claims will materially affect our financial condition, liquidity, results of operations or financial statement disclosures.

Our dealerships hold dealer agreements with a number of vehicle manufacturers. In accordance with the individual dealer agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships or the loss of a dealer agreement could have a negative impact on our operating results.

We have guaranteed a loan made by a financial institution directly to a non-consolidated entity controlled by a current regional executive, which totaled approximately $2.5 million as of December 31, 2004. This loan was made by a corporation we acquired in October 1998, and guarantees an industrial revenue bond maturing in 2007, which we are legally required to guarantee. The primary obligor of the note is a non-dealership business entity and that entity’s partners as individuals.

21. RELATED PARTY TRANSACTIONS

Certain of our directors, shareholders and their affiliates, and regional management, have engaged in transactions with us. These transactions primarily relate to long-term operating leases of our facilities. We believe that these transactions and our other related party transactions involve terms comparable to what would be obtained from unaffiliated third parties.

For the years ended December 31, 2004, 2003 and 2002, $13.5 million, $13.4 million and $13.8 million, respectively, of lease payments were made to entities controlled by our directors, shareholders or employees.

For the years ended December 31, 2004, 2003 and 2002, $0.1 million, $0.6 million and $1.0 million, respectively, was paid to an advertising entity in which one of our former directors had a substantial interest.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

During each of the years ended December 31, 2004 and 2003, we paid $0.1 million in legal fees to a law firm in which one of our directors is of counsel.

In 2004, we sold one dealership facility (three franchises) to a member of our board of directors for $7.4 million. After the allocation of $3.7 million of goodwill, the book value approximated the selling price of the franchises sold.

In 2004, in two separate transactions, we leased two vehicles to two members of our board of directors for a total of $0.2 million.

In 2003, we purchased land for $0.8 million, sold it to one of our directors for $0.8 million and entered into a long-term operating lease with the director for the property. The land is contiguous to other property owned by this director, for which we currently have long-term operating leases.

In 2003, we acquired one dealership facility (five franchises) with annualized revenue of approximately $47.0 million from an executive of one of our platforms for $8.0 million.

In 2002, we acquired land from one of our former directors for $3.7 million for the purpose of expanding the operations of one of our dealerships facilities and for the construction of a new body shop facility.

22. INITIAL PUBLIC OFFERING

In March 2002, we offered 4.5 million shares of our common stock at a price of $16.50 per share in our initial public offering (“IPO”) resulting in net proceeds of $62.5 million. Upon the closing of the IPO on March 19, 2002, Asbury Automotive Group L.L.C. became a wholly owned direct and indirect subsidiary of Asbury Automotive Group, Inc. Membership interests in the limited liability company were exchanged for 29.5 million shares of our common stock in the new corporation on the basis of 295,000 shares of our common stock for each 1% of membership interest.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

23. EMPLOYEE BENEFIT PLANS

Stock Option Plan

We have established two stock option plans under which we may grant non-qualified stock options to our officers and employees at fair market value on the date of the grant. For all the plans, the stock options become exercisable over a three-year vesting period and expire ten years from the date of grant. As of December 31, 2004, there were approximately 2,256,000 stock options available for grant under our stock option plans.

	Stock Options	Weighted Average Exercise Price
Options outstanding March 14, 2002	1,072,738	$16.56
Granted	1,072,439	$16.05
Cancelled	(32,756)	$16.12
Options outstanding December 31, 2002	2,112,421	$16.31
Granted	942,850	$12.03
Exercised	(22,008)	$13.43
Cancelled	(234,866)	$14.78
Options outstanding December 31, 2003	2,798,397	$15.02
Granted	1,162,927	$14.87
Exercised	(141,751)	$13.18
Canceled	(416,576)	$14.48
Options outstanding December 31, 2004	3,402,997	$15.11

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life Years	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$6.00—$9.99	46,100	8.0	$7.83	23,599	$8.26
$10.00—$14.99	1,545,952	8.8	$12.89	323,556	$11.62
$15.00—$17.99	1,810,945	4.9	$17.18	1,327,769	$17.31
	3,402,997	6.7	$15.11	1,674,924	$16.08

The weighted average fair value of stock options granted during 2004, 2003 and 2002 was $6.39, $6.63 and $8.17, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2004	2003	2002
Expected life of option	4 years	5 years	5 years
Risk-free interest rate	3.3%	2.7%	4.7%
Expected volatility	51%	63%	55%
Expected dividend yield	NA	NA	NA

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Employee Retirement Plan

We sponsor the Asbury Automotive Retirement Savings Plan (the “Plan”), a 401(k) plan, for eligible employees except for the employees of one of our dealer groups, which maintains a separate retirement plan. Employees are eligible to participate in the Plan after one year of service. Employees electing to participate in the Plan may contribute up to 40% of their annual compensation limited to the maximum amount that can be deducted for income tax purposes each year. We match 50% of employees’ contributions up to 4% of their base compensation, with a maximum match of 2% of an employee’s salary. Employer contributions vest ratably over three years after entering the Plan. Expenses from continuing operations related to employer matching contributions totaled $2.5 million for each of the years ended December 31, 2004, 2003 and 2002.

Deferred Compensation Plan

We sponsor the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan”) wherein eligible employees, generally those at senior levels, may elect to defer a portion of their annual compensation. Participants are 100% vested in their respective deferrals and the earnings thereon. Annually, we may elect to match a portion of certain eligible employee’s contributions. The employee deferral match expense totaled $0.2 million for the year ended December 31, 2004. Each annual employee deferral match vests in full three years from the date on which the employee deferral match is funded. The total liability associated with employee deferrals was $1.3 million as of December 31, 2004. We maintain an investment portfolio, included in Restricted Investments on our Consolidated Balance Sheets, the value of which approximates the liability associated with employee deferrals

24. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Condensed Consolidating Balance Sheet
December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,093	$—	$—	$28,093
Inventories	—	713,205	48,352	—	761,557
Other current assets	—	279,370	40,933	—	320,303
Assets held for sale	—	33,553	—	—	33,553
Total current assets	—	1,054,221	89,285	—	1,143,506
Property and equipment, net	—	190,706	5,082	—	195,788
Goodwill	—	400,338	61,312	—	461,650
Other assets	—	78,935	18,080	—	97,015
Investment in subsidiaries	480,023	130,098	—	(610,121)	—
Total assets	$480,023	$1,854,298	$173,759	$(610,121)	$1,897,959
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable	$—	$613,539	$37,409	$—	$650,948
Other current liabilities	—	168,607	5,797	—	174,404
Liabilities associated with assets held for sale	—	22,158	—	—	22,158
Total current liabilities	—	804,304	43,206	—	847,510
Long-term debt	—	495,235	37	—	495,272
Other liabilities	—	74,736	418	—	75,154
Shareholders’ equity	480,023	480,023	130,098	(610,121)	480,023
Total liabilities and shareholders’ equity	$480,023	$1,854,298	$173,759	$(610,121)	$1,897,959

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Condensed Consolidating Balance Sheet
December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$98,927	$7,784	$—	$106,711
Inventories	—	601,923	48,474	—	650,397
Other current assets	—	206,910	47,991	—	254,901
Assets held for sale	—	29,533	—	—	29,533
Total current assets	—	937,293	104,249	—	1,041,542
Property and equipment, net	—	262,450	4,541	—	266,991
Goodwill	—	342,831	61,312	—	404,143
Other assets	—	90,800	10,803	—	101,603
Investment in subsidiaries	433,707	69,240	—	(502,947)	—
Total assets	$433,707	$1,702,614	$180,905	$(502,947)	$1,814,279
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable	$—	$558,586	$43,581	$—	$602,167
Other current liabilities	—	93,064	61,795	—	154,859
Liabilities associated with assets held for sale	—	24,732	—	—	24,732
Total current liabilities	—	676,382	105,376	—	781,758
Long-term debt	—	559,079	49	—	559,128
Other liabilities	—	33,446	6,240	—	39,686
Shareholders’ equity	433,707	433,707	69,240	(502,947)	433,707
Total liabilities and shareholders’ equity	$433,707	$1,702,614	$180,905	$(502,947)	$1,814,279

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$4,639,804	$674,441	$(13,110)	$5,301,135
Cost of sales	—	3,923,200	577,304	(13,110)	4,487,394
Gross profit	—	716,604	97,137	—	813,741
Operating expenses:
Selling, general and administrative	—	577,222	72,930	—	650,152
Depreciation and amortization	—	18,770	1,652	—	20,422
Income from operations	—	120,612	22,555	—	143,167
Other income (expense):
Floor plan interest expense	—	(19,725)	(1,523)	—	(21,248)
Other interest expense	—	(34,577)	(4,679)	—	(39,256)
Other income	—	1,347	98	—	1,445
Equity in earnings of subsidiaries	50,073	10,282	—	(60,355)	—
Total other income (expense), net	50,073	(42,673)	(6,104)	(60,355)	(59,059)
Income before income taxes	50,073	77,939	16,451	(60,355)	84,108
Income tax expense	—	25,195	6,169	—	31,364
Income from continuing operations	50,073	52,744	10,282	(60,355)	52,744
Discontinued operations, net of tax	—	(2,671)	—	—	(2,671)
Net income	$50,073	$50,073	$10,282	$(60,355)	$50,073

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$3,941,559	$645,634	$(14,680)	$4,572,513
Cost of sales	—	3,319,838	555,304	(14,680)	3,860,462
Gross profit	—	621,721	90,330	—	712,051
Operating expenses:
Selling, general and administrative	—	490,570	66,908	—	557,478
Depreciation and amortization	—	18,157	1,529	—	19,686
Impairment of goodwill	—	37,930	—	—	37,930
Income from operations	—	75,064	21,893	—	96,957
Other income (expense):
Floor plan interest expense	—	(15,227)	(1,397)	—	(16,624)
Other interest expense	—	(36,395)	(3,833)	—	(40,228)
Other expense	—	(715)	(431)	—	(1,146)
Equity in earnings of subsidiaries	15,187	10,064	—	(25,251)	—
Total other income (expense), net	15,187	(42,273)	(5,661)	(25,251)	(57,998)
Income before income taxes	15,187	32,791	16,232	(25,251)	38,959
Income tax expense	—	14,300	6,168	—	20,468
Income from continuing operations	15,187	18,491	10,064	(25,251)	18,491
Discontinued operations, net of tax	—	(3,304)	—	—	(3,304)
Net income	$15,187	$15,187	$10,064	$(25,251)	$15,187

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$3,612,565	$609,200	$(15,102)	$4,206,663
Cost of sales	—	3,025,797	526,160	(15,102)	3,536,855
Gross profit	—	586,768	83,040	—	669,808
Operating expenses:
Selling, general and administrative	—	455,922	62,782	—	518,704
Depreciation and amortization	—	16,754	1,717	—	18,471
Income from operations	—	114,092	18,541	—	132,633
Other income (expense):
Floor plan interest expense	—	(14,438)	(1,390)	—	(15,828)
Other interest expense	—	(35,894)	(2,504)	—	(38,398)
Other income	—	529	47	—	576
Equity in earnings of subsidiaries	38,085	7,913	—	(45,998)	—
Total other income (expense), net	38,085	(41,890)	(3,847)	(45,998)	(53,650)
Income before income taxes	38,085	72,202	14,694	(45,998)	78,983
Income tax expense	—	21,940	4,197	—	26,137
Tax adjustment upon conversion from an LLC to a corporation	—	8,969	2,584	—	11,553
Income from continuing operations	38,085	41,293	7,913	(45,998)	41,293
Discontinued operations, net of tax	—	(3,208)	—	—	(3,208)
Net income	38,085	38,085	7,913	(45,998)	38,085
Pro forma income tax expense (benefit):
Income tax expense	—	3,648	1,651	—	5,299
Tax adjustment upon conversion from an L.L.C. to a corporation	—	(8,969)	(2,584)	—	(11,553)
Tax affected pro forma net income	$38,085	$43,406	$8,846	$(45,998)	$44,339

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$—	$(21,439)	$11,021	$—	$(10,418)
Cash flow from investing activities:
Capital expenditures	—	(67,245)	(2,227)	—	(69,472)
Acquisitions	—	(75,861)	—	—	(75,861)
Other investing activities	—	30,465	127	—	30,592
Net cash used in investing activities	—	(112,641)	(2,100)	—	(114,741)
Cash flow from financing activities:
Proceeds from borrowings	—	21,606	—	—	21,606
Repayments of debt	—	(91,791)	(9)	—	(91,800)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	114,607	266	—	114,873
Intercompany financing, net	—	16,962	(16,962)	—	—
Other financing activities	—	1,862	—	—	1,862
Net cash provided by financing activities	—	63,246	(16,705)	—	46,541
Net (decrease) increase in cash and cash equivalents	—	(70,834)	(7,784)	—	(78,618)
Cash and cash equivalents, beginning of year	—	98,927	7,784	—	106,711
Cash and cash equivalents, end of year	$—	$28,093	$—	$—	$28,093

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$75,391	$5,163	$—	$80,554
Cash flow from investing activities:
Capital expenditures	—	(53,523)	(1,110)	—	(54,633)
Acquisitions	—	(79,866)	—	—	(79,866)
Other investing activities	—	49,431	—	—	49,431
Net cash used in investing activities	—	(83,958)	(1,110)	—	(85,068)
Cash flow from financing activities:
Proceeds from issuance of senior subordinated notes	—	200,000	—	—	200,000
Proceeds from borrowings	—	115,510	—	—	115,510
Payment of debt issuance costs	—	(6,740)	—	—	(6,740)
Repayments of debt	—	(207,640)	(103)	—	(207,743)
Purchase of treasury stock	—	(9,700)	—	—	(9,700)
Distributions to members	—	(3,010)	—	—	(3,010)
Other financing activities	—	295	—	—	295
Net cash provided by (used in) financing activities	—	88,715	(103)	—	88,612
Net increase in cash and cash equivalents	—	80,148	3,950	—	84,098
Cash and cash equivalents, beginning of year	—	18,779	3,834	—	22,613
Cash and cash equivalents, end of year	$—	$98,927	$7,784	$—	$106,711

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$—	$59,991	$(5,353)	$—	$54,638
Cash flow from investing activities:
Capital expenditures	—	(53,775)	(817)	—	(54,592)
Acquisitions	—	(20,459)	—	—	(20,459)
Other investing activities	—	6,622	—	—	6,622
Net cash used in investing activities		(67,612)	(817)		(68,429)
Cash flow from financing activities:
Proceeds from issuance of senior subordinated notes	—	250,000	—	—	250,000
Proceeds from borrowings	—	71,108	—	—	71,108
Payment of debt issuance costs	—	(8,742)	—	—	(8,742)
Repayments of debt	—	(385,532)	(207)	—	(385,739)
Proceeds from initial public offering, net	—	65,415	—	—	65,415
Purchase of treasury stock	—	(5,364)	—	—	(5,364)
Distributions to members	—	(11,580)	—	—	(11,580)
Other financing activities	—	800	—	—	800
Net cash used in financing activities	—	(23,895)	(207)	—	(24,102)
Net decrease in cash and cash equivalents	—	(31,516)	(6,377)	—	(37,893)
Cash and cash equivalents, beginning of year	—	50,295	10,211	—	60,506
Cash and cash equivalents, end of year	$—	$18,779	$3,834	$—	$22,613

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

25. CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
Year Ended December 31, 2004
Revenues(1)	$1,183,176	$1,357,308	$1,380,465	$1,380,186
Gross profit(1)	$184,763	$207,595	$207,348	$214,035
Net income	$10,364	$14,748	$12,116	$12,845
Net income per common share (basic and diluted)(2)	$0.32	$0.45	$0.37	$0.39
Year Ended December 31, 2003
Revenues(1)	$1,035,612	$1,198,531	$1,219,575	$1,118,795
Gross profit(1)	$165,768	$184,285	$188,475	$173,523
Net income (loss)(3)	$7,097	$12,273	$16,244	$(20,427)
Net income (loss) per common share:
Basic(2)	$0.21	$0.38	$0.50	$(0.63)
Diluted(2)	$0.21	$0.38	$0.50	$(0.62)

(1)   For the first three quarters of 2004 and 2003, both revenues and gross profit were different from the comparable amounts previously reported in the filed Form 10-Q. The differences resulted from certain reporting units, which were deemed discontinued operations subsequent to the filing of the respective Form 10-Q (see Note 16).

(2)   The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

(3)   In the fourth quarter of 2003, we recorded a goodwill impairment charge of $37.9 million ($29.2 million after tax) or $0.89 per share.

26. SUBSEQUENT EVENTS

Sale-Leaseback Agreement

During the first quarter of 2005, we completed a sale-leaseback transaction, which resulted in the removal of $14.5 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

Acquisitions

During the first quarter of 2005, we executed a contract to acquire one automotive dealership representing annual revenues of approximately $60.0 million for $13.3 million in cash.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer (our “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executives concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no significant change in our disclosure controls and procedures or in other factors that has materially affected or is reasonably likely to materially affect these controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our company’s financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting also includes those policies and procedures that:

•       Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management believes that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by our independent auditors, Deloitte and Touche LLP, as stated in their report, which is included herein.

Item 9B.   Other Information

None

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

Item 13.   Certain Relationships and Related Transactions

Reference is made to the information set forth under the caption “Related Party Transactions” appearing in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report and our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

Reference is made to the information set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          The following documents are filed as a part of this report on Form 10-K:

(1)          Financial Statements:

See index to Consolidated Financial Statements on page 41.

(2)          Exhibits required to filed by Item 601 of Regulation S-K:

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of this Form 10-K.

Exhibit Number	Description of Documents
3.1

Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*

3.2	Restated Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*
4.1

Senior Note Indenture dated as of June 5, 2002, among Asbury Automotive Group, Inc., Goldman, Sachs & Co., Salomon, Smith Barney, Inc. and the Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*

4.2	Form of 9% Exchangeable Note due 2012 (included in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*
4.3

First Supplemental Indenture, dated as of March 19, 2003, among the subsidiary guarantors listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors and The Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

4.4

Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.5	Form of 8% Exchangeable Note due 2014 (filed with Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
4.6

Second Supplemental Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012.

4.7

Third Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012.

4.8

First Supplemental Indenture, dated as of January 21, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014.

4.9

Second Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2012.

4.10		Shareholders Agreement, dated as of March 1, 2002, among Asbury Automotive Group, Inc., Asbury Automotive Holdings L.L.C., and the stockholders listed on the signature pages thereto
4.11

First Amendment to Shareholders Agreement, dated as of March 19, 2004, among Asbury Automotive Group, Inc., Asbury Automotive Holdings L.L.C., and the stockholders listed on the signature pages thereto

10	.1**	1999 Stock Option Plan (filed as Exhibit 10.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*
10	.2**	2002 Equity Incentive Plan (filed as Appendix C to the Company’s Proxy Statement on April 29, 2004)*
10.3		Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10	.4**

Letter Agreement, dated January 5, 2004, between Asbury Automotive Group, Inc. and Thomas R. Gibson (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10	.5**	Severance Agreement of Philip R. Johnson, dated April 21, 2003 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10	.6**

Letter Agreement, dated January 23, 2004, between Asbury Automotive Group, Inc. and Thomas F. Gilman (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10	.7**	Severance Pay Agreement of Robert D. Frank dated as of November 1, 2002 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10	.8**	Severance Agreement of Lynne A. Burgess, dated April 21, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10	.9**	Employment Agreement of Kenneth B. Gilman (filed as Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on January 10, 2002)*
10	.10**	Severance Agreement of J. Gordon Smith. Dated September 29, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10	.11**	Employment and Consulting Agreement of Thomas F. “Mack” McLarty, III (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.12

Credit Agreement, dated as of January 17, 2001, between Asbury Automotive Group, L.L.C. and Ford Motor Credit Company, Chrysler Financial Company, L.L.C. and General Motors Acceptance Corporation (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on July 27, 2001)*

10.13

Amendment No. 1 to the Credit Agreement, dated as of July 29, 2002, by and among Asbury Automotive Group, L.L.C., Asbury Automotive Group, Inc., Asbury Automotive Group Holdings, Inc. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation and the other lenders (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.14

Amendment No. 2 to the Credit Agreement, dated as of September 25, 2002, by and among Asbury Automotive Group, L.L.C., Asbury Automotive Group, Inc., Asbury Automotive Group Holdings, Inc. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation and the other lenders (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.15

Letter Agreement dated as of February 5, 2003, between Asbury Automotive Group, L.L.C. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.16	Ford Dealer Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.17	General Motors Dealer Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.18	Honda Dealer Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001.)*
10.19	Mercedes Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.20	Nissan Dealer Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.21	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.22

Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2003)*

10.23		First Amended and Restated Credit Agreement, dated June 6, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10	.24**	First Amendment to Employment Agreement of Kenneth B. Gilman (filed as an Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
10	.25**	Employment Agreement of Jeffrey I. Wooley (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
10	.26**	Second Amendment to Employment Agreement of Kenneth B. Gilman (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004)*
10	.27**

Separation Agreement, dated as of October 15, 2004, by and among Asbury Automotive Group, Inc., Ben David McDavid, Sr., Ben David McDavid, Jr. and James McDavid (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004)*

10	.28**	Key Executive Incentive Compensation Plan (filed as Appendix D to the Company’s Proxy Statement on April 29, 2004)*
21		Subsidiaries of the Company
23		Consent of Deloitte & Touche LLP
24		Powers of Attorney (included with Signature Page hereto)
31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.
Date: March 14, 2005	by:	/s/ KENNETH B. GILMAN
Name: Kenneth B. Gilman
Title: Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth B. Gilman and J. Gordon Smith, and each of them, acting individually, as his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2004 and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ KENNETH B. GILMAN	Chief Executive Officer,	March 14, 2005
(Kenneth B. Gilman)	President and Director
/s/ J. GORDON SMITH	Senior Vice President and Chief	March 14, 2005
(J. Gordon Smith)	Financial Officer
/s/ BRETT HUTCHINSON	Vice President, Controller and	March 14, 2005
(Brett Hutchinson)	Chief Accounting Officer
/s/ MICHAEL J. DURHAM	Chairman of the Board	March 14, 2005
(Michael J. Durham)
/s/ TIMOTHY C. COLLINS	Director	March 14, 2005
(Timothy C. Collins)

/s/ JOHN M. ROTH	Director	March 14, 2005
(John M. Roth)
/s/ IAN K. SNOW	Director	March 14, 2005
(Ian K. Snow)
/s/ THOMAS C. ISRAEL	Director	March 14, 2005
(Thomas C. Israel)
/s/ VERNON E. JORDAN, JR.	Director	March 14, 2005
(Vernon E. Jordan, Jr.)
/s/ PHILIP F. MARITZ	Director	March 14, 2005
(Philip F. Maritz)
/s/ THOMAS F. MCLARTY III	Director	March 14, 2005
(Thomas F. “Mack” McLarty III)
/s/ JEFFREY I. WOOLEY	Director	March 14, 2005
(Jeffrey I. Wooley)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1

Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*

3.2	Restated Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*
4.1

Senior Note Indenture dated as of June 5, 2002, among Asbury Automotive Group, Inc., Goldman, Sachs & Co., Salomon, Smith Barney, Inc. and the Bank of New York, as Trustee (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*

4.2	Form of 9% Exchangeable Note due 2012 (included in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*
4.3

First Supplemental Indenture, dated as of March 19, 2003, among the subsidiary guarantors listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors and The Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

4.4

Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.5	Form of 8% Exchangeable Note due 2014 (filed with Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
4.6

Second Supplemental Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012.

4.7

Third Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012.

4.8

First Supplemental Indenture, dated as of January 21, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014.

4.9

Second Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2012.

4.10		Shareholders Agreement, dated as of March 1, 2002, among Asbury Automotive Group, Inc., Asbury Automotive Holdings L.L.C., and the stockholders listed on the signature pages thereto
4.11

First Amendment to Shareholders Agreement, dated as of March 19, 2004, among Asbury Automotive Group, Inc., Asbury Automotive Holdings L.L.C., and the stockholders listed on the signature pages thereto

10	.1**	1999 Stock Option Plan (filed as Exhibit 10.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*
10	.2**	2002 Equity Incentive Plan Plan (filed as Appendix C to the Company’s Proxy Statement on April 29, 2004)*
10.3		Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10	.4**

Letter Agreement, dated January 5, 2004, between Asbury Automotive Group, Inc. and Thomas R. Gibson (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10	.5**	Severance Agreement of Philip R. Johnson, dated April 21, 2003 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10	.6**

Letter Agreement, dated January 23, 2004, between Asbury Automotive Group, Inc. and Thomas F. Gilman (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10	.7**	Severance Pay Agreement of Robert D. Frank dated as of November 1, 2002 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10	.8**	Severance Agreement of Lynne A. Burgess, dated April 21, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10	.9**	Employment Agreement of Kenneth B. Gilman (filed as Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on January 10, 2002)*
10	.10**	Severance Agreement of J. Gordon Smith. Dated September 29, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10	.11**	Employment and Consulting Agreement of Thomas F. “Mack” McLarty, III (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.12

Credit Agreement, dated as of January 17, 2001, between Asbury Automotive Group, L.L.C. and Ford Motor Credit Company, Chrysler Financial Company, L.L.C. and General Motors Acceptance Corporation (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on July 27, 2001)*

10.13

Amendment No. 1 to the Credit Agreement, dated as of July 29, 2002, by and among Asbury Automotive Group, L.L.C., Asbury Automotive Group, Inc., Asbury Automotive Group Holdings, Inc. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation and the other lenders (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.14

Amendment No. 2 to the Credit Agreement, dated as of September 25, 2002, by and among Asbury Automotive Group, L.L.C., Asbury Automotive Group, Inc., Asbury Automotive Group Holdings, Inc. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation and the other lenders (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.15

Letter Agreement dated as of February 5, 2003, between Asbury Automotive Group, L.L.C. and Ford Motor Credit Company, DaimlerChrysler Services North America LLC (as successor in interest (via merger) to Chrysler Financial Company, L.L.C.) and General Motors Acceptance Corporation (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.16	Ford Dealer Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.17	General Motors Dealer Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.18	Honda Dealer Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001.)*
10.19	Mercedes Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.20	Nissan Dealer Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.21	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.22

Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2003)*

10.23	First Amended and Restated Credit Agreement, dated June 6, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*

10	.24**	First Amendment to Employment Agreement of Kenneth B. Gilman (filed as an Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
10	.25**	Employment Agreement of Jeffrey I. Wooley (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
10	.26**	Second Amendment to Employment Agreement of Kenneth B. Gilman (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004)*
10	.27**

Separation Agreement, dated as of October 15, 2004, by and among Asbury Automotive Group, Inc., Ben David McDavid, Sr., Ben David McDavid, Jr. and James McDavid (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004)*

10	.28**	Key Executive Incentive Compensation Plan (filed as Appendix D to the Company’s Proxy Statement on April 29, 2004)*
21		Subsidiaries of the Company
23		Consent of Deloitte & Touche LLP
24		Powers of Attorney (included with Signature Page hereto)
31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference.