Form 10-Q
period 2005-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2005-05-06
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of May 3, 2005, was 32,602,487 (net of 1,586,587 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.
INDEX

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39,253	$28,093
Contracts-in-transit	101,838	105,360
Restricted investments	1,799	1,645
Accounts receivable (net of allowance of $2,283 and $2,073, respectively)	151,329	148,196
Inventories	800,479	761,557
Deferred income taxes	15,576	15,576
Prepaid and other current assets	47,669	49,526
Assets held for sale	16,065	33,553
Total current assets	1,174,008	1,143,506

PROPERTY AND EQUIPMENT, net	201,154	195,788
GOODWILL	461,189	461,650
RESTRICTED INVESTMENTS, net of current portion	2,508	2,478
OTHER LONG-TERM ASSETS	100,116	94,537
Total assets	$1,938,975	$1,897,959

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$690,319	$650,948
Current maturities of long-term debt	28,241	33,880
Accounts payable	77,097	53,078
Accrued liabilities	88,884	87,446
Liabilities associated with assets held for sale	5,087	22,158
Total current liabilities	889,628	847,510

LONG-TERM DEBT	476,251	492,536
DEFERRED INCOME TAXES	41,518	40,360
OTHER LONG-TERM LIABILITIES	37,971	35,821
COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 90,000,000 shares authorized 34,187,408 and 34,163,759 shares issued, including shares held in treasury, respectively	342	342
Additional paid-in capital	413,398	413,094
Retained earnings	97,545	87,905
Treasury stock, at cost; 1,586,587 shares held	(15,032)	(15,032)
Accumulated other comprehensive loss	(2,646)	(4,577)
Total shareholders’ equity	493,607	481,732
Total liabilities and shareholders’ equity	$1,938,975	$1,897,959

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
REVENUES:
New vehicle	$806,490	$706,759
Used vehicle	345,472	306,924
Parts, service and collision repair	161,709	140,856
Finance and insurance, net	38,290	32,687
Total revenues	1,351,961	1,187,226
COST OF SALES:
New vehicle	750,065	654,053
Used vehicle	314,237	279,939
Parts, service and collision repair	77,165	67,349
Total cost of sales	1,141,467	1,001,341
GROSS PROFIT	210,494	185,885
OPERATING EXPENSES:
Selling, general and administrative	173,084	148,959
Depreciation and amortization	5,250	5,071
Income from operations	32,160	31,855
OTHER INCOME (EXPENSE):
Floor plan interest expense	(7,412)	(4,514)
Other interest expense	(9,490)	(10,321)
Interest income	258	273
Other expense, net	(22)	(202)
Total other expense, net	(16,666)	(14,764)
Income before income taxes	15,494	17,091
INCOME TAX EXPENSE	5,810	6,409
INCOME FROM CONTINUING OPERATIONS	9,684	10,682

DISCONTINUED OPERATIONS, net of tax	(44)	(318)
Net income	$9,640	$10,364

EARNINGS PER COMMON SHARE:

Basic	$0.30	$0.32
Diluted	$0.29	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	32,588	32,435
Diluted	32,781	32,721

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$9,640	$10,364
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	5,250	5,071
Depreciation and amortization from discontinued operations	—	135
Amortization of deferred financing fees	343	533
Change in allowance for doubtful accounts	210	(203)
(Gain) Loss on sale of discontinued operations	(386)	168
Change in deferred income taxes	—	(660)
Other adjustments	1,315	1,588
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Contracts-in-transit	3,522	(3,492)
Accounts receivable	(7,531)	(8,767)
Proceeds from the sale of accounts receivable	4,157	5,248
Inventories	(30,948)	(47,020)
Prepaid and other current assets	(7,349)	(5,496)
Floor plan notes payable	37,952	17,790
Accounts payable and accrued liabilities	25,495	17,344
Other long-term assets and liabilities	(558)	(4,847)
Net cash provided by (used in) operating activities	41,112	(12,244)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures – non-financed	(9,198)	(6,291)
Capital expenditures – financeable	(1,577)	(6,015)
Construction advances associated with sale-leaseback agreements	2,032	4,386
Acquisitions	—	(38,149)
Proceeds from the sale of property and equipment	121	357
Proceeds from the sale of discontinued operations	1,118	445
Purchase of restricted investments	(1,090)	—
Maturities of restricted investments	913	913
Net issuance of finance contracts	(713)	(55)
Net cash used in investing activities	(8,394)	(44,409)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,107	802
Repayments of debt	(20,194)	(4,919)
Payments of debt issuance costs	(3,774)	—
Proceeds from the exercise of stock options	303	45
Net cash used in financing activities	(21,558)	(4,072)
Net increase (decrease) in cash and cash equivalents	11,160	(60,725)

CASH AND CASH EQUIVALENTS, beginning of period	28,093	106,711
CASH AND CASH EQUIVALENTS, end of period	$39,253	$45,986

See Note 11 for supplemental cash flow information

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  DESCRIPTION OF BUSINESS

Asbury Automotive Group, Inc. is a national automotive retailer, operating 94 dealership locations (130 franchises) as of March 31, 2005. We offer an extensive range of automotive products and services, including new and used vehicles, financing and insurance, vehicle maintenance and collision repair services, replacement parts and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 22 collision repair centers that serve our markets. Our retail network is organized into regional dealership groups, formerly called “platforms,” in 23 metropolitan markets, which are marketed under different local brands.

During the first quarter of 2005, we reorganized our platforms into principally four regions: (i) Florida (comprising our Coggin dealerships operating primarily in Jacksonville and Orlando and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon, our Spirit dealerships operating primarily in Los Angeles, California and our Northern California Dealerships operating in Sacramento and Fresno, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas.)  Our Plaza dealerships in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations.

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

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements as of March 31, 2005, and for the three months ended March 31, 2005 and 2004 have been included.  The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full year.  Our interim consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Goodwill and Other Intangible Assets

Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002, we determined that each of our platforms qualified as a reporting unit since we operate in one segment, our platforms are one level below our corporate level, discrete financial information existed for each platform and the management of each platform directly reviewed the platform’s performance. In late 2004, we began the process of reorganizing our platforms into four regions. Within this more streamlined structure, we will evaluate our operations and financial results by dealership in the aggregate, rather than by platform. The general managers, with direction from the regional CEOs, will continue to have the independence and flexibility to respond effectively to local market conditions. During the first quarter of 2005, based on the changes in our management, operational and reporting structure, we have determined that goodwill will be evaluated at the operating segment level.

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

The following table illustrates the effect on net income and net income per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123 “Accounting for Stock-Based Compensation”:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2005	2004

Net income	$9,640	$10,364
Adjustments to net income:
Stock-based compensation expense included in net income, net of tax	1	20
Pro forma stock-based compensation expense, net of tax	(666)	(1,189)
Pro forma net income	$8,975	$9,195

Net income per common share—basic (as reported)	$0.30	$0.32

Net income per common share—diluted (as reported)	$0.29	$0.32

Pro forma net income per common share—basic	$0.28	$0.28

Pro forma net income per common share—diluted	$0.27	$0.28

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

	For the Three Months Ended March 31,
	2005	2004

Risk free interest rate	4.1%	2.3%
Expected life of options	4 years	4 years
Expected stock price volatility	46%	53%
Expected dividend yield	N/A	N/A

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

Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets. The gain or loss on the effective portion of our cash flow hedges is reported as a component of accumulated other comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) are recognized in income in the period in which the hedge expires. The measurement of hedge ineffectiveness is based on a comparison of the change in fair value of the actual interest rate swap and the change in fair value of a hypothetical interest rate swap with terms that identically match the critical terms of the debt. The ineffective portion of these interest rate swaps is reported in other interest expense in the accompanying Consolidated Statements of Income. Changes in the fair value of “fair value” hedges are recorded as a component of other interest expense.  The offsetting entry to record the change in the fair value of the hedged note payable is also recorded as a component of other interest expense.  To the extent that a hedge is ineffective, the change in the fair value of the hedge would not equal to change in the fair value of the note, and the ineffective portion would remain as a component of other interest expense.  We recognized minor ineffectiveness during the three months ended March 31, 2005 and no ineffectiveness during the three months ended March 31, 2004.

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Consolidated Statements of Income for the three months ended March 31, 2004, have been reclassified to reflect the status of our discontinued operations as of March 31, 2005.

Statements of Cash Flows

The net change in floor plan financing of inventories is reflected as an operating activity in the accompanying Consolidated Statements of Cash Flows.

The net change in service loaner vehicle financing is reflected as an operating activity in the accompanying Consolidated Statements of Cash Flows.

Construction advances from third parties in connection with sale-leaseback agreements for the construction of new dealership facilities or leasehold improvements on our dealership facilities are included in investing activities in the accompanying Consolidated Statements of Cash Flows, which is the preferred presentation from a selection of alternatives.

Financeable capital expenditures includes all expenditures that we have financed during the reporting period or intend to finance in future reporting periods through sale-leaseback transactions or mortgage financing. Non-financed capital expenditures include all capital expenditures that are not included in financeable capital expenditures.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-based Payment.”  This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (revised 2004) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123 (revised 2004).  Registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005.  The Commission’s new rule allows companies to implement SFAS No 123 (Revised 2004) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We are currently evaluating the effect of this statement on our consolidated financial statements and related disclosures.

3.  INVENTORIES

Inventories consist of the following:

(In thousands)	March 31, 2005	December 31, 2004

New vehicles	$641,302	$619,098
Used vehicles	115,099	98,071
Parts and accessories	44,078	44,388
Total inventories	$800,479	$761,557

The lower of cost or market reserves for inventory totaled $4.8 million and $4.9 million as of March 31, 2005 and December 31, 2004, respectively.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

During the three months ended March 31, 2005, we sold one dealership location (two franchises) resulting in the removal of $0.5 million of Goodwill from our Consolidated Balance Sheets.  The two franchises had been purchased prior to the adoption of SFAS No. 142 and therefore there were no manufacturer franchise rights allocated to these franchises.  Manufacturer franchise rights totaled $41.5 million as of March 31, 2005 and December 31, 2004, and are included in Other Long-term Assets on the accompanying Consolidated Balance Sheets.

5.  ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale as of March 31, 2005 include (i) assets and liabilities associated with discontinued operations and real estate associated with former dealership locations, (ii) construction costs, where an unaffiliated third party has advanced us or will advance us funds equal to the cost of construction and (iii) construction costs that an unaffiliated third party has agreed to purchase upon completion of the construction.

Assets and liabilities associated with discontinued operations include one dealership location (two franchises) and real estate associated with two former dealership locations as of March 31, 2005, and two dealership locations (four franchises) and real estate associated with two former dealership locations as of December 31, 2004. Assets associated with discontinued operations totaled $8.5 million and $11.8 million, and liabilities associated with discontinued operations totaled $4.0 million and $7.5 million as of March 31, 2005 and December 31, 2004, respectively.

In connection with the construction of certain new dealership locations, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is advancing funds to us equal to the cost of construction of dealership facilities being constructed on the land. The agreements include an option for the third party to cancel the agreement and require us to return the advanced funds in the event we fail to complete construction of the facilities, among other customary conditions. As a result, we capitalize the cost of the land, facilities and lease payments during the construction period and record a corresponding liability equal to the amount of the advanced funds. Upon completion of the construction, we will execute the sale-leaseback transaction, remove the cost of the land, facilities and the related liability from our Consolidated Balance Sheets and amortize the capitalized lease payments on a straight-line basis over the lease term. During the three months ended March 31, 2005, we completed a sale-leaseback transaction, which resulted in the removal of $14.5 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets. As of March 31, 2005 and December 31, 2004, the book value of assets held for sale associated with new dealership locations and leasehold improvements to be sold totaled $7.6 million and $21.8 million, respectively. As of March 31, 2005 and December 31, 2004, the book value of liabilities associated with these assets held for sale totaled $1.1 million and $14.7 million, respectively.

A summary of assets and liabilities held for sale is as follows:

(In thousands)	March 31, 2005	December 31, 2004

Assets:
Inventories	$4,586	$7,846
Property and equipment, net	10,979	25,207
Manufacturer franchise rights	500	500
Total assets	16,065	33,553
Liabilities:
Floor plan notes payable	4,003	7,456
Other liabilities	1,084	14,702
Total liabilities	5,087	22,158
Net assets held for sale	$10,978	$11,395

6.  LONG-TERM DEBT

On March 23, 2005, we entered into a new committed credit facility (the “New Committed Credit Facility”) with JPMorgan Chase, N.A., 17 other financial institutions (the “Syndicate”), and Ford Motor Credit Corporation (“FMCC”), collectively the Lenders.  Concurrently with entering into the New Committed Credit Facility we terminated our First Amended and Restated Credit Agreement with FMCC, General Motors Acceptance Corporation (“GMAC”) and DaimlerChrysler Financial Services North America LLC. The New Committed Credit Facility provides us with $650.0 million of new and used vehicle inventory financing (“Floor Plan Tranche”) and $150.0 million of working capital borrowing capacity (“Working Capital Tranche”). In addition, FMCC and GMAC have committed $150.0 million and $100.0 million, respectively, of floor plan financing outside of the Syndicate to finance inventory at our Ford “Family” (Ford, Lincoln Mercury, Mazda, Volvo and Land Rover) and General Motors’ dealerships. In total, these commitments give us $150.0 million of working capital borrowing capacity and $900.0 million of floor plan borrowing capacity.

The New Committed Credit Facility has a 3-year maturity, but provides for an indefinite series of one-year extensions at our request, if approved by the Lenders.  We believe such approval would be obtained.  The FMCC and GMAC floor plan lines of credit have no stated termination date.  Borrowings under the Working Capital Tranche accrue interest at variable rates based on LIBOR plus a specified percentage that is dependent upon our adjusted debt level at the end of each calendar quarter.  Borrowings under the Floor Plan Tranche and the GMAC floor plan line of credit will accrue interest based on LIBOR and borrowings under the FMCC floor plan line of credit will accrue interest based on the Prime Rate.

Amounts borrowed under the New Committed Credit Facility are secured by certain of our tangible and intangible assets and the guarantees of each of our subsidiaries, other than those subsidiaries engaged in the sale of new motor vehicles manufactured by Toyota or Lexus under dealer franchise agreements or licensing agreements with those manufacturers or their authorized distributors (the “Toyota/Lexus Floor Plan Borrowers”).  Floor plan loans made to the Toyota/Lexus Floor Plan Borrowers are cross-collateralized by the motor vehicle inventory of these entities, with each Toyota/Lexus Floor Plan Borrower additionally securing its respective borrowings with its assets.

The terms of the New Committed Credit Facility require us on an ongoing basis to meet certain financial ratios, as defined in our New Committed Credit Facility, including a current ratio of at least 1.2 to 1, a fixed charge coverage ratio of not less than 1.2 to 1, a leverage ratio of not greater than 4.5 to 1, an adjusted minimum net worth of not less than $350.0 million and requires that neither we nor our subsidiaries incur unsecured debt in excess of $50.0 million.  It also includes customary conditions with respect to incurring new indebtedness and limitations on cash dividends.  We may declare and pay cash dividends on our capital stock and may purchase shares of our capital stock, provided the aggregate amount payable in respect of cash dividends paid by us or the shares repurchased shall not exceed an amount equal to the sum of $15.0 million plus one-half of the aggregate of our net income in accordance with GAAP for the period subsequent to December 31, 2003 and ending on the date of determination.

The New Committed Credit Facility also contains customary events of default, including change of control, non-payment of obligations and cross-defaults to our other indebtedness.  Payments under the New Committed Credit Facility may be accelerated upon the occurrence of an event of default that is not otherwise waived or cured, subject to certain provisions, which allow a 60-day standstill period with respect to the Floor Plan Tranche.  As of March 31, 2005, we were in compliance with all of the covenants of the New Committed Credit Facility.

We are required to pay a floor plan loan commitment fee equal to 0.25% per annum times the average unused amount of the committed Floor Plan Tranche during the most recently ended fiscal quarter and a revolving credit loan commitment fee equal to 0.375% per annum times the average unused amount of the Working Capital Tranche.  In connection with the Floor Plan Tranche, we have also agreed to pay a fee equal to $6.25 for each motor vehicle financed.

Long-term debt consists of the following:

(In thousands)	March 31, 2005	December 31, 2004

9% Senior Subordinated Notes due 2012	$250,000	$250,000
8% Senior Subordinated Notes due 2014	193,015	197,264
Mortgage notes payable	32,678	49,732
Notes payable collateralized by loaner vehicles	21,842	21,627
Capital lease obligations	4,276	4,421
Other notes payable	2,681	3,372
	504,492	526,416
Less—current portion	(28,241)	(33,880)
Long-term debt	$476,251	$492,536

7.  COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended March 31,
(In thousands)	2005	2004

Net income	$9,640	$10,364

Other comprehensive income:
Change in fair value of interest rate swaps	3,089	4,774
Income tax expense associated with interest rate swaps	(1,158)	(1,790)
Comprehensive income	$11,571	$13,348

8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

We entered into two forward interest rate swaps with a combined notional principal amount of $170.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006.  As of March 31, 2005 and December 31, 2004, the swaps had a fair value of $4.3 million and $7.1 million, respectively, and are included in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets

We entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%.  This swap agreement was designated and qualifies as a fair value hedge of our 8% Senior Subordinated Notes due 2014 and did not contain any ineffectiveness.  As a result our 8% Senior Subordinated Notes due 2014 have been written down by the fair value of the hedge.  As of March 31, 2005 and December 31, 2004, the swap agreement had a fair value of $7.0 million and $2.7 million, respectively, and is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

We entered into a forward interest rate swap agreement with a notional principal amount of $15.2 million as a hedge against future changes in the interest rate of one of our variable rate mortgage notes payable beginning in January 2005. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of one of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of March 31, 2005, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Assets, and as of December 31, 2004, had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

9.  DISCONTINUED OPERATIONS

During the three months ended March 31, 2005, we sold one dealership location (two franchises).  As of March 31, 2005, one dealership location (two franchises) and real estate associated with two former dealership locations were pending disposition.  The accompanying Consolidated Statements of Income for the three months ended March 31, 2004, have been reclassified to reflect the status of our discontinued operations as of March 31, 2005.

The following table provides further information regarding our discontinued operations as of March 31, 2005, and includes the results of businesses sold prior to March 31, 2005, and businesses pending disposition as of March 31, 2005:

	For the Three Months Ended March 31, 2005			For the Three Months Ended March 31, 2004
(Dollars in thousands)	Sold	Pending Disposition	Total	Sold*	Pending Disposition**	Total

Franchises	2	2	4	16	2	18

Revenues	$2,176	$3,496	$5,672	$45,987	$4,241	$50,228
Cost of sales	1,726	3,044	4,770	38,893	3,621	42,514
Gross profit	450	452	902	7,094	620	7,714
Operating expenses	379	859	1,238	6,879	815	7,694
Income (loss) from operations	71	(407)	(336)	215	(195)	20
Other expense, net	(79)	(41)	(120)	(335)	(25)	(360)
Net loss	(8)	(448)	(456)	(120)	(220)	(340)
Gain (loss) on disposition of discontinued Operations	386	—	386	(168)	—	(168)
Income (loss) before income taxes	378	(448)	(70)	(288)	(220)	(508)
Income tax (expense) benefit	(142)	168	26	108	82	190
Discontinued operations, net of tax	$236	$(280)	$(44)	$(180)	$(138)	$(318)

*                 Businesses were sold between January 1, 2004 and March 31, 2005

**          Businesses pending disposition as of March 31, 2005

10.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the periods presented.  Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2005	2004
Net income:
Continuing operations	$9,684	$10,682
Discontinued operations	(44)	(318)
	$9,640	$10,364

Earnings per share – basic and diluted:
Continuing operations – basic	$0.30	$0.33
Discontinued operations– basic	—	(0.01)
	$0.30	$0.32

Continuing operations – diluted	$0.30	$0.33
Discontinued operations – diluted	(0.01)	(0.01)
	$0.29	$0.32

Common shares and common share equivalents:
Weighted average common shares outstanding – basic	32,588	32,435
Common share equivalents (stock options)	193	286
Weighted average common shares outstanding – diluted	32,781	32,721

11.  SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2005 and 2004, we made interest payments, net of amounts capitalized, totaling $16.0 million and $11.8 million, respectively.  During the three months ended March 31, 2005 and 2004, we received $2.5 million and $1.5 million, respectively, of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Senior Subordinated Notes due 2014.

During the three months ended March 31, 2005 and 2004, we made income tax payments totaling $0.3 million and $0.1 million, respectively.

During the three months ended March 31, 2005, we completed a sale-leaseback transaction, which resulted in the sale of approximately $14.5 million of Assets Held for Sale and the removal of $14.5 million of Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

12.  COMMITMENTS AND CONTINGENCIES

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

From time to time, we and our dealerships are named in claims involving the manufacture and sale or lease of motor vehicles, including but not limited to the charging of administrative fees, the operation of dealerships, contractual disputes and other matters arising in the ordinary course of our business. With respect to certain of these claims, the sellers of dealerships we have acquired have indemnified us. We do not expect that any potential liability from these claims will materially affect our financial condition, liquidity, results of operations or financial statement disclosures.

Our dealerships hold dealer agreements with a number of vehicle manufacturers. In accordance with the individual dealer agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships or the loss of a dealer agreement could have a negative impact on our operating results.

We have guaranteed a loan made by a financial institution directly to a non-consolidated entity controlled by a former platform executive, which totaled approximately $2.4 million as of March 31, 2005. This loan was made by a corporation we acquired in October 1998, and guarantees an industrial revenue bond, which we are legally required to guarantee. The primary obligor of the note is a non-dealership business entity and that entity’s partners as individuals.

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

Condensed Consolidating Balance Sheet
As of March 31, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$39,253	$—	$—	$39,253
Inventories	—	750,421	50,058	—	800,479
Other current assets	—	280,019	38,192	—	318,211
Assets held for sale	—	16,065	—	—	16,065
Total current assets	—	1,085,758	88,250	—	1,174,008
Property and equipment, net	—	196,072	5,082	—	201,154
Goodwill	—	399,877	61,312	—	461,189
Other assets	—	85,804	16,820	—	102,624
Investment in subsidiaries	493,607	131,077	—	(624,684)	—
Total assets	$493,607	$1,898,588	$171,464	$(624,684)	$1,938,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable	$—	$651,048	$39,271	$—	$690,319
Other current liabilities	—	192,863	1,359	—	194,222
Liabilities associated with assets held for sale	—	5,087	—	—	5,087
Total current liabilities	—	848,998	40,630		889,628

Long-term debt	—	476,217	34	—	476,251
Other liabilities	—	79,766	(277)	—	79,489
Shareholders’ equity	493,607	493,607	131,077	(624,684)	493,607
Total liabilities and shareholders’ equity	$493,607	$1,898,588	$171,464	$(624,684)	$1,938,975

Condensed Consolidating Balance Sheet
As of December 31, 2004
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$28,093	$—	$—	$28,093
Inventories	—	713,205	48,352	—	761,557
Other current assets	—	279,370	40,933	—	320,303
Assets held for sale	—	33,553	—	—	33,553
Total current assets	—	1,054,221	89,285	—	1,143,506
Property and equipment, net	—	190,706	5,082	—	195,788
Goodwill	—	400,338	61,312	—	461,650
Other assets	—	78,935	18,080	—	97,015
Investment in subsidiaries	481,732	130,098	—	(611,830)	—
Total assets	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable	$—	$613,539	$37,409	$—	$650,948
Other current liabilities	—	168,607	5,797	—	174,404
Liabilities associated with assets held for sale	—	22,158	—	—	22,158
Total current liabilities	—	804,304	43,206	—	847,510

Long-term debt	—	492,499	37	—	492,536
Other liabilities	—	75,763	418	—	76,181
Shareholders’ equity	481,732	481,732	130,098	(611,830)	481,732
Total liabilities and shareholders’ equity	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,185,237	$169,870	$(3,146)	$1,351,961
Cost of sales	—	999,781	144,832	(3,146)	1,141,467
Gross profit	—	185,456	25,038	—	210,494

Operating expenses:
Selling, general and administrative	—	154,074	19,010	—	173,084
Depreciation and amortization	—	4,821	429	—	5,250
Income from operations	—	26,561	5,599	—	32,160

Other income (expense):
Floor plan interest expense	—	(6,994)	(418)	—	(7,412)
Other interest expense	—	(8,181)	(1,309)	—	(9,490)
Other income, net	—	223	13	—	236
Equity in earnings of subsidiaries	9,640	2,428	—	(12,068)	—
Total other income (expense), net	9,640	(12,524)	(1,714)	(12,068)	(16,666)

Income before income taxes	9,640	14,037	3,885	(12,068)	15,494

Income tax expense	—	4,353	1,457	—	5,810
Income from continuing operations	9,640	9,684	2,428	(12,068)	9,684

Discontinued operations, net of tax	—	(44)	—	—	(44)
Net income	$9,640	$9,640	$2,428	$(12,068)	$9,640

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2004
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,026,885	$163,776	$(3,435)	$1,187,226
Cost of sales	—	864,776	140,000	(3,435)	1,001,341
Gross profit	—	162,109	23,776	—	185,885

Operating expenses:
Selling, general and administrative	—	131,995	16,964	—	148,959
Depreciation and amortization	—	4,672	399	—	5,071
Income from operations	—	25,442	6,413	—	31,855

Other income (expense):
Floor plan interest expense	—	(4,176)	(338)	—	(4,514)
Other interest expense	—	(9,254)	(1,067)	—	(10,321)
Other income (expense), net	—	79	(8)	—	71
Equity in earnings of subsidiaries	10,364	3,125	—	(13,489)	—
Total other income (expense), net	10,364	(10,226)	(1,413)	(13,489)	(14,764)

Income before income taxes	10,364	15,216	5,000	(13,489)	17,091

Income tax expense	—	4,534	1,875	—	6,409
Income from continuing operations	10,364	10,682	3,125	(13,489)	10,682

Discontinued operations, net of tax	—	(318)	—	—	(318)
Net income	$10,364	$10,364	$3,125	$(13,489)	$10,364

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$42,787	$(1,675)	$—	$41,112

Cash flow from investing activities:
Capital expenditures	—	(10,489)	(286)	—	(10,775)
Other investing activities	—	2,381	—	—	2,381
Net cash used in investing activities	—	(8,108)	(286)		(8,394)

Cash flow from financing activities:
Proceeds from borrowings	—	2,107	—	—	2,107
Repayments of debt	—	(19,352)	(842)	—	(20,194)
Intercompany financing	—	(2,803)	2,803	—	—
Other financing activities	—	(3,471)	—	—	(3,471)
Net cash (used in) provided by financing activities	—	(23,519)	1,961	—	(21,558)
Net increase in cash and cash equivalents	—	11,160	—	—	11,160

Cash and cash equivalents, beginning of period	—	28,093	—	—	28,093
Cash and cash equivalents, end of period	$—	$39,253	$—	$—	$39,253

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2004
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash used in operating activities	$—	$(9,566)	$(2,678)	$—	$(12,244)

Cash flow from investing activities:
Capital expenditures	—	(11,692)	(614)	—	(12,306)
Payments for acquisitions	—	(38,149)	—	—	(38,149)
Other investing activities	—	6,046	—	—	6,046
Net cash used in investing activities	—	(43,795)	(614)	—	(44,409)

Cash flow from financing activities:
Proceeds from borrowings	—	802	—	—	802
Repayments of debt	—	(4,237)	(682)	—	(4,919)
Other financing activities	—	45	—	—	45
Net cash (used in) financing activities	—	(3,390)	(682)	—	(4,072)
Net decrease in cash and cash equivalents	—	(56,751)	(3,974)	—	(60,725)

Cash and cash equivalents, beginning of period	—	98,927	7,784	—	106,711
Cash and cash equivalents, end of period	$—	$42,176	$3,810	$—	$45,986

14.  SUBSEQUENT EVENTS

Acquisitions

During the second quarter of 2005, we acquired one dealership location (one franchise) in Arkansas for a total purchase price of $5.0 million, which was paid in cash through the use of our working capital. We estimate annual revenues of the acquired franchise will total approximately $35.0 million, based on historical performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and statements of cash flows for the three-month periods ended March 31, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New York, New York May 5, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are one of the largest automotive retailers in the United States, operating 94 dealership locations (130 franchises) in 23 metropolitan markets within 11 states as of March 31, 2005. We offer 33 different brands of new vehicles, including four heavy truck brands. We also operate 22 collision repair centers that serve our markets.

We have grown our business through the acquisition of large dealership groups formerly referred to as “platforms” and numerous “tuck-in” acquisitions. “Tuck-in” acquisitions refer to the purchase of dealerships in the market areas in which we have existing dealerships. We use “tuck-in” acquisitions to increase the number of vehicle brands we offer in a particular market area and to create a larger gross profit base over which to spread overhead costs.

During the first quarter of 2005, we reorganized our dealerships into principally four regions: (i) Florida (comprising our Coggin dealerships operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon, our Spirit dealerships operating primarily in Los Angeles, California and our Northern California Dealerships operating in Sacramento and Fresno, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations.  Within this more streamlined structure, we will evaluate our operations and financial results by dealership in the aggregate, rather than by platform. The general managers, with direction from the regional CEOs, will continue to have the independence and flexibility to respond effectively to local market conditions. We expect a significant improvement in management effectiveness as a result of this reorganization, as well as added operating and cost efficiencies. During the three months ended March 31, 2005, we incurred $3.6 million in severance and other costs related to our regional restructuring.  We expect to complete the final phases of our restructuring during the remainder of 2005.  Currently, we estimate that the regional restructuring will have a negative impact on income from continuing operations of $0.02 to $0.04 per diluted share during 2005 and will improve income from continuing operations by approximately $0.10 per diluted share in future years.

Our revenues are derived primarily from four offerings: (i) the sale of new vehicles to individual retail customers (“new retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms “new retail” and “fleet” being collectively referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (collectively referred to as “fixed operations”); and (iv) the arrangement of vehicle financing and the sale of various insurance and warranty products (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed (“PVR”), our fixed operations based on aggregate gross profit, and F&I based on gross profit PVR. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve months (“same store”).

Our gross profit percentage varies with our revenue mix. The sale of vehicles generally results in lower gross profit percentages than our fixed operations. As a result, when fixed operations revenue increases as a percentage of total revenue, we expect our overall gross profit percentage to increase.

Selling, general and administrative (“SG&A”) expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our selling expenses is variable (such as sales commissions), or controllable expenses (such as advertising), generally allowing our cost structure to adapt in response to trends in our business. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit, advertising expense on a PVR basis and all other SG&A expenses in the aggregate as a percentage of total gross profit.

Sales of vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. Although these factors may impact our business, we believe that any future negative trends will be mitigated by increased used vehicle sales, stability in our fixed operations, our variable cost structure, our regional diversity and our advantageous brand mix. Historically, our brand mix, which is weighted towards luxury and mid-line import brands, has been less affected by market volatility than the U.S. automobile retailing industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

Our operations are generally subject to modest seasonal variations as we tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters of a calendar year. Generally, the seasonal variations in our operations are caused by factors relating to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things.

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

Interest rates over the past several years have been at historic lows. We do not believe that changes in interest rates significantly impact customer overall buying patterns, as changes in interest rates do not dramatically increase the monthly payment of a financed vehicle. For example, the monthly payment for a typical vehicle financing transaction in which a customer finances $25,000 at 6.0% over 60 months increases by approximately $5.80 with each 0.5% increase in interest rates.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

Net income decreased $0.8 million to $9.6 million, or $0.29 per diluted share, for the three months ended March 31, 2005, from $10.4 million, or $0.32 per diluted share, for the three months ended March 31, 2004.  Net income for the three months ended March 31, 2005, includes severance and other related costs of $3.6 million ($2.2 million after-tax) related to our regional restructuring.  Excluding the costs of the regional restructuring, net income increased 15%, or $1.4 million, from the prior year period.

Income from continuing operations decreased $1.0 million to $9.7 million, or $0.30 per diluted share, for the three months ended March 31, 2005, from $10.7 million, or $0.33 per diluted share, for the three months ended March 31, 2004.  Excluding the costs of the regional restructuring, income from continuing operations would have increased 12%, or $1.2 million, from the prior year period to $11.9 million, or $0.36 per diluted share.

The 15% increase in net income and 12% increase in income from continuing operations, after adjusting for the costs of our regional restructuring, resulted from several factors, including: (i) improvement in our gross profit from used retail sales, (ii) substantial increases in our same store fixed operations, and (iii) significant increases in same store F&I revenue resulting from a combination of an increase in platform F&I PVR and an increase in new retail vehicle sales.  These factors were partially offset by the following factors: (i) increased floor plan expense due principally to rising interest rates and (ii) the results of our “start-up” operations relating to our new dealership locations and entrance into the Southern California market.

Revenues-

	For the Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2005	2004	(Decrease)	Change
New vehicle data:
Retail revenues-same store (1)	$734,111	$692,744	$41,367	6%
Retail revenues-acquisitions	45,466	—
Total new retail revenues	779,577	692,744	86,833	13%

Fleet revenues-same store (1)	26,640	14,015	12,625	90%
Fleet revenues-acquisitions	273	—
Total fleet revenues	26,913	14,015	12,898	92%
New vehicle revenue, as reported	$806,490	$706,759	$99,731	14%

New retail units-same store (1)	23,911	23,312	599	3%
New retail units-actual	25,604	23,312	2,292	10%

Used vehicle data:
Retail revenues-same store (1)	$247,201	$230,573	$16,628	7%
Retail revenues-acquisitions	10,997	—
Total used retail revenues	258,198	230,573	27,625	12%

Wholesale revenues-same store (1)	82,066	76,060	6,005	8%
Wholesale revenues-acquisitions	5,208	291
Total wholesale revenues	87,274	76,351	10,923	14%
Used vehicle revenue, as reported	$345,472	$306,924	$38,548	13%

Used retail units-same store (1)	15,202	15,158	44	—
Used retail units-actual	15,862	15,158	704	5%

	For the Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2005	2004	(Decrease)	Change

Parts, service and collision repair:
Revenues-same store (1)	$154,622	$140,856	$13,766	10%
Revenues-acquisitions	7,087	—
Parts, service and collision repair revenue, as reported	$161,709	$140,856	$20,853	15%

Finance and insurance, net:
Platform revenues-same store (1)	$35,234	$31,444	$3,790	12%
Platform revenues-acquisitions	1,853	—
Platform finance and insurance revenue	37,087	31,444	5,643	18%
Corporate revenues	1,203	1,243
Finance and insurance revenue, as reported	$38,290	$32,687	$5,603	17%

Total revenue:
Same store (1)	$1,279,874	$1,185,693	$94,181	8%
Corporate	1,203	1,243
Acquisitions	70,884	290
Total revenue, as reported	$1,351,961	$1,187,226	$164,735	14%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Total revenues increased 14% to $1.4 billion for the three months ended March 31, 2005, from $1.2 billion for the three months ended March 31, 2004. Same store revenues increased 8% to $1.3 billion for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.  Same store new retail revenue increased 6% compared to the prior year period, reflecting an increase in retail unit sales of 3% and an increase in the percentage of luxury and mid-line import sales, which on average have a higher selling price.  Same store used vehicle retail revenue increased 7% to $247.2 million, compared to $230.6 million for the prior year period. Our used retail unit sales were flat as manufacturer incentive programs on new vehicles continue to negatively impact the used vehicle retail market.  We anticipate that manufacturer incentives on new vehicles will continue to drive customers toward new vehicles during 2005, and expect that this environment will continue to have a negative impact on the used vehicle retail market.

Fixed operations revenue increased 15%, to $161.7 million for the three months ended March 31, 2005, from $140.9 million for the three months ended March 31, 2004.  Same store fixed operations revenue increased 10%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to an increase in our “customer pay” and warranty parts and service businesses.  The growth in our “customer pay” business is a result of (i) our continued service adviser training, (ii) expansion of our product offerings and (iii) the implementation of more aggressive advertising campaigns. Our warranty business continued its positive performance driven by continued manufacturer recall programs and increased work on imported vehicles, which typically generates higher revenue due to customer retention.  We expect fixed operations to continue to grow as we expand our service capacity in 2005 with the addition of approximately 100 service stalls and 200 to 250 technicians and a focused effort on more rigorous and consistent training of our service advisors.

Platform F&I increased $3.8 million to $35.2 million on a same store basis for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.  Platform F&I PVR increased $77 to $894 for the three months ended March 31, 2005, from $817 for the three months ended March 31, 2004, which is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process, (iii) maturation of our corporate-sponsored programs and (iv) improvement of the F&I operations at franchises we acquired in prior periods, as F&I revenues have historically continued to improve for several years after we acquire a dealership.  We anticipate that the positive trends in platform F&I PVR will continue in the future as we focus on improving F&I PVR levels at our lowest performing stores.  Platform F&I excludes revenue resulting from contracts negotiated by our corporate office, which is attributable to retail units sold during prior periods.  Corporate F&I revenue was $1.2 million for the each of the three month periods ended March 31, 2005 and 2004.  We expect this revenue to decrease significantly over the next few years and ultimately be zero by 2008 as the portfolio runs off.

We expect total revenue to increase as we continue to acquire dealerships, expand our service capacity in order to meet the anticipated increase in service demand and improve our platform F&I PVR.  However, future revenue growth will rely heavily on our performance in the vehicle retail business, in particular our ability to maintain or improve upon our sales volumes of new and used vehicles.

Gross Profit-

	For the Three Months Ended March 31,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail gross profit-same store (1)	$52,608	$52,348	$260	—
Retail gross profit-acquisitions	3,230	—
Total new retail gross profit	55,838	52,348	3,490	7%

Fleet gross profit-same store (1)	583	358	225	63%
Fleet gross profit-acquisitions	4	—
Total fleet gross profit	587	358	229	64%
New vehicle gross profit, as reported	$56,425	$52,706	$3,719	7%

New retail units-same store (1)	23,911	23,312	599	3%
New retail units-actual	25,604	23,312	2,292	10%

Used vehicle data:
Retail gross profit-same store (1)	$28,990	$27,053	$1,937	7%
Retail gross profit-acquisitions	1,120	—
Total used retail gross profit	30,110	27,053	3,057	11%

Wholesale gross profit-same store (1)	1,083	(68)	1,151	NM
Wholesale gross profit-acquisitions	42	—
Total wholesale gross profit	1,125	(68)	1,193	NM
Used vehicle gross profit, as reported	$31,235	$26,985	$4,250	16%

Used retail units-same store (1)	15,202	15,158	44	—
Used retail units-actual	15,862	15,158	704	5%

Parts, service and collision repair:
Gross profit-same store (1)	$80,906	$73,507	$7,399	10%
Gross profit-acquisitions	3,638	—
Parts, service and collision repair gross profit, as reported	$84,544	$73,507	$11,037	15%
Finance and insurance, net:
Platform gross profit-same store (1)	$35,234	$31,444	$3,790	12%
Platform gross profit-acquisitions	1,853	—
Platform finance and insurance gross profit (2)	37,087	31,444	5,643	18%
Gross profit-corporate	1,203	1,243
Finance and insurance gross profit, as reported	$38,290	$32,687	$5,603	17%

Platform gross profit PVR-same store (1)	$901	$817	$84	10%
Platform gross profit PVR-actual (2)	$894	$817	$77	9%
Gross profit PVR-actual	$923	$850	$73	9%

Total gross profit:
Same store (1)	$199,404	$184,642	$14,762	8%
Corporate	1,203	1,243
Acquisitions	9,887	—
Total gross profit, as reported	$210,494	$185,885	$24,609	13%

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

Gross profit increased 13% to $210.5 million for the three months ended March 31, 2005, from $185.9 million for the three months ended March 31, 2004.  Same store gross profit increased $14.8 million to $199.4 million for the three months ended March 31, 2005, from $184.6 million for the three months ended March 31, 2004.

Same store gross profit on new retail vehicle sales increased $0.3 million for the three months ended March 31, 2005 to $52.6 million, compared to the three months ended March 31, 2004.  The overall increase in same store gross profit on new retail vehicle sales was directly attributable to a 3% increase in unit sales, offset by a 0.5% reduction in new retail vehicle gross margin.  We expect that margins on new vehicles will continue to be under pressure for the foreseeable future, as the automotive manufacturers continue to contend with overcapacity in their factories.

Same store gross profit on used vehicle retail sales increased $1.9 million to $29.0 million for the three months ended March 31, 2004, from $27.1 million for the three months ended March 31, 2004.  Despite an overall difficult market during the quarter, we were able to take advantage of strengthening in the used vehicle retail market in certain of our regions, increasing our average gross profit per vehicle retailed by 7% over the prior year period, on a same store basis.  In addition, the regional improvement in the used vehicle retail market enabled us to generate a profit on wholesaled vehicles of $1.1 million during the quarter.  We believe that opportunities to increase unit sales exist in the used vehicle retail market, especially with respect to a distinct customer base interested in lower priced inventory, which we view as a separate market from higher priced used and new vehicle inventory.

Same store gross profit from fixed operations increased 10%, in direct proportion to the increase in fixed operations revenue, to $80.9 million for the three months ended March 31, 2005, from $73.5 million for the three months ended March 31, 2004.

Selling, General and Administrative Expenses-

SG&A expenses increased $24.1 million to $173.1 million for the three months ended March 31, 2005, from $149.0 million for the three months ended March 31, 2004.  SG&A expenses for the three months ended March 31, 2005, includes $3.6 million of severance and other costs related to our regional restructuring.  We expect to incur between $0.5 million and $0.8 million of additional restructuring costs during the remainder of 2005.  Excluding the restructuring costs, SG&A expenses as a percentage of gross profit for the three months ended March 31, 2005, increased slightly to 80.5%, from 80.1% for the prior year period.  In addition, SG&A expenses for the three months ended March 31, 2005, includes incremental rent of $2.3 million resulting from the refinancing of 20 of our dealerships using a sale-leaseback transaction in the third quarter of 2004.  Excluding rent expense from both periods, as well as the previously discussed restructuring costs, SG&A expenses as a percentage of gross profit decreased to 74.2% for the three months ended March 31, 2005, compared to 75.4% for the prior year period.  The improvement in SG&A expense as a percentage of gross profit, after adjusting for restructuring costs and rent expense, was attributable to a 0.6% reduction in personnel costs as a percentage of gross profit and a reduction in advertising expense PVR.

Although there are many variables which impact the ratio of SG&A expenses as a percentage of gross profit, including the seasonality of the automotive retail business, we believe our regional restructuring demonstrates our commitment to reducing our fixed cost structure and, absent other factors, will result in a decrease in SG&A expenses as a percentage of gross profit in future periods.  Currently, we estimate that our regional restructuring will reduce SG&A expenses by approximately $5.0 million annually, beginning in 2006.

Depreciation and Amortization-

Depreciation and amortization expense increased $0.2 million to $5.3 million for the three months ended March 31, 2005, from $5.1 million for the three months ended March 31, 2004.  The increased depreciation and amortization expense resulted from property and equipment additions and dealership facilities purchased during 2004, which were partially offset by reductions in property and equipment sold in a sale-leaseback transaction completed in the third quarter of 2004.

We expect depreciation and amortization expense to increase in the future as we continue to upgrade our facilities, expand our service centers and acquire additional dealerships.

Other Income (Expense)-

Floor plan interest expense increased $2.9 million to $7.4 million for the three months ended March 31, 2005, from $4.5 million for the three months ended March 31, 2004.  Approximately $2.3 million of this increase was attributable to higher interest rates and approximately $0.6 million was a result of higher inventory balances.  Inventory balances were higher than the previous year due to the incremental inventory of dealerships acquired in 2004 and the increase in supply of domestic vehicles at our existing dealerships.  The impact of these factors was partially offset by our decision to use the proceeds from a sale-leaseback transaction in the third quarter of 2004 to repay a portion of our floor plan notes payable, a substantial portion of which remained in the equity of our inventory (vehicle inventory in excess of floor plan borrowings) during the three months ended March 31, 2005, and our current decision to not finance used vehicles.

Other interest expense decreased $0.8 million to $9.5 million for the three months ended March 31, 2005, from $10.3 million for the three months ended March 31, 2004.  The decrease was principally attributable to the repayment of $63.7 million of mortgage notes payable  with the proceeds from a sale-leaseback transaction in the third quarter of 2004 and the repayment of $18.2 million of variable rate mortgage notes payable during the three months ended March 31, 2005.  We expect that our outstanding debt balances will remain relatively consistent for the near future, as we anticipate our next several acquisitions will be funded with our available cash.  Fluctuations in other interest expense during the remainder of 2005 will be affected by potential changes in interest rates.

Income Tax Expense-

Income tax expense decreased $0.6 million to $5.8 million for the three months ended March 31, 2005, from $6.4 million for the three months ended March 31, 2004, due to a $1.6 million decrease in income before income taxes for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.  As a result of operating nationally, our effective tax rate is dependent upon our geographic revenue mix, and we evaluate our effective tax rate periodically based on our revenue sources. We expect that our annual effective tax rate will be approximately 37.5% for the year ending December 31, 2005.

Discontinued Operations-

During the three months ended March 31, 2005, we sold one dealership location (two franchises), and as of March 31, 2005, we were actively pursuing the sale of one dealership locations (two franchises) and real estate associated with two former dealership locations. The loss from discontinued operations is attributable to the gain on the sale of dealerships during the quarter and the operating losses of the franchises mentioned above. The loss from discontinued operations for the three months ended March 31, 2004, of $0.3 million included the results of operations of the dealerships mentioned above; ten dealership locations (fourteen franchises) that were sold during 2004; and the net loss on the sale of businesses during the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of March 31, 2005, our funds generated through future operations and the funds available for borrowings under our committed credit facility, floor plan financing agreements, mortgage notes payable and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions and any seasonal operating requirements for the foreseeable future.

As of March 31, 2005, we had cash and cash equivalents of $39.3 million and working capital of $284.4 million.  In addition, we had $150.0 million available for borrowings under our committed credit facility for working capital, general corporate purposes and acquisitions.

Committed Credit Facility

On March 23, 2005, we entered into a new committed credit facility (the “New Committed Credit Facility”) with JPMorgan Chase, N.A., 17 other financial institutions (the “Syndicate”), and Ford Motor Credit Corporation (“FMCC”), collectively the Lenders.  Concurrently with entering into the New Committed Credit Facility we terminated our First Amended and Restated Credit Agreement with FMCC, General Motors Acceptance Corporation (“GMAC”) and DaimlerChrysler Financial Services North America LLC. The New Committed Credit Facility provides us with $650.0 million of new and used vehicle inventory financing (“Floor Plan Tranche”) and $150.0 million of working capital borrowing capacity (“Working Capital Tranche”). In addition, FMCC and GMAC have committed $150.0 million and $100.0 million, respectively, of floor plan financing outside of the Syndicate to finance inventory at our Ford “Family” (Ford, Lincoln Mercury, Mazda, Volvo and Land Rover) and General Motors’ dealerships. In total, these commitments give us $150.0 million of working capital borrowing capacity and $900.0 million of floor plan borrowing capacity.

The New Committed Credit Facility has a 3-year maturity, but provides for an indefinite series of one-year extensions at our request, if approved by the Lenders.  We believe such approval would be obtained.  The FMCC and GMAC floor plan lines of credit have no stated termination date.  Borrowings under the Working Capital Tranche accrue interest at variable rates based on LIBOR plus a specified percentage that is dependent upon our adjusted debt level at the end of each calendar quarter.  Borrowings under the Floor Plan Tranche and the GMAC floor plan line of credit will accrue interest based on LIBOR and borrowings under the FMCC floor plan line of credit will accrue interest based on the Prime Rate.

Amounts borrowed under the New Committed Credit Facility are secured by certain of our tangible and intangible assets and the guarantees of each of our subsidiaries, other than those subsidiaries engaged in the sale of new motor vehicles manufactured by Toyota or Lexus under dealer franchise agreements or licensing agreements with those manufacturers or their authorized distributors (the “Toyota/Lexus Floor Plan Borrowers”).  Floor plan loans made to the Toyota/Lexus Floor Plan Borrowers are cross-collateralized by the motor vehicle inventory of these entities, with each Toyota/Lexus Floor Plan Borrower additionally securing its respective borrowings with its assets.

The terms of the New Committed Credit Facility require us on an ongoing basis to meet certain financial ratios, as defined in our New Committed Credit Facility, including a current ratio of at least 1.2 to 1, a fixed charge coverage ratio of not less than 1.2 to 1, a leverage ratio of not greater than 4.5 to 1, an adjusted minimum net worth of not less than $350.0 million and requires that neither we nor our subsidiaries incur unsecured debt in excess of $50.0 million.  It also includes customary conditions with respect to incurring new indebtedness and limitations on cash dividends.  We may declare and pay cash dividends on our capital stock and may purchase shares of our capital stock, provided the aggregate amount payable in respect of cash dividends paid by us or the shares repurchased shall not exceed an amount equal to the sum of $15.0 million plus one-half of the aggregate of out net income in accordance with GAAP for the period subsequent to December 31, 2003 and ending on the date of determination.

The New Committed Credit Facility also contains customary events of default, including change of control, non-payment of obligations and cross-defaults to our other indebtedness.  Payments under the New Committed Credit Facility may be accelerated upon the occurrence of an event of default that is not otherwise waived or cured, subject to certain provisions, which allow a 60-day standstill period with respect to the Floor Plan Tranche.  As of March 31, 2005, we were in compliance with all of the covenants of the New Committed Credit Facility.

We are required to pay a floor plan loan commitment fee equal to 0.25% per annum times the average unused amount of the Floor Plan Tranche commitments during the most recently ended fiscal quarter and a revolving credit loan commitment fee equal to 0.375% per annum times the average unused amount of the Working Capital Tranche.  In connection with the Floor Plan Tranche, we have also agreed to pay a fee equal to $6.25 for each motor vehicle financed.

Floor Plan Financing-

We finance substantially our entire new vehicle inventory and a portion of our used vehicle inventory.  As of March 31, 2005, availability under the floor plan financing agreements with our vehicle floor plan providers totaled $900.0 million.  In addition, as of March 31, 2005, we had total availability of $32.2 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of March 31, 2005, we had $690.3 million outstanding under all our floor plan financing agreements.

Acquisitions and Acquisition Financing-

We did not acquire any businesses during the three months ended March 31, 2005.  During the second quarter of 2005, we acquired one dealership location (one franchise) in Arkansas for a total purchase price of $5.0 million, which was paid in cash through the use of our working capital. We estimate annual revenues of the acquired franchises will total approximately $35.0 million, based on historical performance.  We plan to use our available cash, borrowings under our New Committed Credit Facility or proceeds from future sale-leaseback transactions to finance future acquisitions.

Sale-Leaseback Transactions

During the three months ended March 31, 2005, we completed a sale-leaseback transaction, which resulted in the sale of approximately $14.5 million of real estate and construction improvements and the commencement of a long-term operating lease for the assets sold.

Debt Covenants-

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our New Committed Credit Facility includes certain financial ratios with the following requirements: (i) a current ratio of at least 1.2 to 1, of which our ratio was approximately 1.5 to 1 as of March 31, 2005; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was approximately 1.4 to 1 as of March 31, 2005; (iii) a leverage ratio of not more than 4.5 to 1, of which our ratio was approximately 3.8 to 1 as of March 31, 2005 and (iv) a minimum adjusted net worth of not less than $350.0 million, of which our adjusted net worth was approximately $461.6 million as of March 31, 2005.  A breach of these covenants could cause an acceleration of repayment of our New Committed Credit Facility if not otherwise waived or cured. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of March 31, 2005 and (ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was approximately 2.6 to 1 as of March 31, 2005. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of March 31, 2005, we were in compliance with all our debt and lease agreement covenants.

Cash Flows for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Operating Activities-

Net cash provided by operating activities totaled $41.1 million and net cash used in operating activities totaled $12.2 million for the three months ended March 31, 2005, and 2004, respectively.  Cash flow from operating activities includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory.

The increase in our cash flow from operating activities for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, was primarily attributable to differences in the timing of payment of accounts payable and accrued liabilities, inventory purchases and obtaining the related floor plan financing, and our decision to not finance used vehicles beginning in the first quarter of 2004.  Timing differences resulted in a net cash inflow of $32.5 million during the three months ended March 31, 2005 and a net cash outflow of $1.9 million for the three months ended March 31, 2004.  Our decision not to finance used vehicles did not materially impact our cash flow from operations during the three months ended March 31, 2005; however, it reduced our cash flow from operations for the three months ended March 31, 2004 by approximately $10.0 million.

As of March 31, 2005, we had approximately $66.1 million of equity in our vehicle inventory (vehicle inventory in excess of floor plan borrowings), as compared to $69.9 million as of December 31, 2004.  Had we maintained the same level of equity in our vehicle inventory as of March 31, 2005 as we had as of December 31, 2004, our cash flow from operations for the three months ended March 31, 2005, would have decreased by approximately $3.8 million.  As of March 31, 2004, we had approximately $39.7 million of equity in our vehicle inventory, as compared to $6.3 million as of December 31, 2003.  Had we maintained the same level of equity in our vehicle inventory as of March 31, 2004 as we had as of December 31, 2003, our cash flow from operations for the three months ended March 31, 2004 would have improved by approximately $33.4 million.

Investing Activities—

Net cash used in investing activities totaled $8.4 million and $44.4 million for the three months ended March 31, 2005 and 2004, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction advances from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $10.8 million and $12.3 million for the three months ended March 31, 2005 and 2004, respectively, of which $1.6 million and $6.0 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the three months ended March 31, 2005 and 2004, respectively. Our capital investments consisted of upgrades of our existing facilities and construction of new facilities. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. During the three months ended March 31, 2005 and 2004, we received $2.0 million and $4.4 million, respectively, in construction advances from lessors in connection with our sale-leaseback agreements. We expect that capital expenditures during 2005 will total between $80.0 million and $90.0 million, of which we intend to finance between 60% and 70% principally through sale-leaseback agreements.

Cash used for acquisitions was $38.1 million for the three months ended March 31, 2004.  We did not complete any acquisitions during the three months ended March 31, 2005.  We anticipate that we will spend between $75.0 million to $125.0 million on acquisitions in 2005.

Proceeds from the sale of discontinued operations totaled $1.1 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash used in financing activities totaled $21.6 million and $4.1 million for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, proceeds from borrowings amounted to $2.1 million and $0.8 million, which was used to finance construction on our dealership facilities.  In addition, we incurred $3.8 million of debt issuance costs associated with our New Committed Credit Facility.

During the three months ended March 31, 2005 and 2004, we repaid debt of $20.2 million and $4.9 million, respectively. During the three months ended March 31, 2005, we repaid $18.2 million of our outstanding mortgage notes payable and as of March 31, 2005, had $32.7 million remaining.  In addition, we repaid approximately $11.0 million of mortgage notes payable in April 2005.

Off-Balance Sheet Transactions

We had no material off-balance sheet transactions during the periods presented other than those disclosed in Note 12 of our consolidated financial statements.

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

Inventories—

Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for new vehicles, we primarily consider the aging of vehicles and loss histories, along with the timing of annual and model changeovers. The assessment of lower of cost or market for used vehicles considers recent data and trends such as loss histories, current aging of the inventory and current market conditions. These reserves were $4.8 million and $4.9 million as of March 31, 2005 and December 31, 2004, respectively.

Notes Receivable—Finance Contracts—

As of March 31, 2005 and December 31, 2004, we had outstanding notes receivable from finance contracts of $31.6 million and $30.9 million, respectively (net of an allowance for credit losses of $5.4 million and $6.3 million, respectively). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. These reserves were $11.9 million and $12.0 million as of March 31, 2005 and December 31, 2004, respectively.

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

Goodwill and Other Intangible Assets—

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We test these assets for impairment at least annually, or more frequently if any event occurs or circumstances change that indicate possible impairment. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Goodwill and manufacturer franchise rights are allocated to each reporting unit at the platform and dealership level, respectively. The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each franchise. Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets.

Upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002, we determined that each of our platforms qualified as a reporting unit since we operate in one segment, our platforms are one level below our corporate level, discrete financial information existed for each platform and the management of each platform directly reviewed the platform’s performance. In late 2004, we began the process of reorganizing our platforms into four regions. Within this more streamlined structure, we will evaluate our operations and financial results by dealership in the aggregate, rather than by platform. The general managers, with direction from the regional CEOs, will continue to have the independence and flexibility to respond effectively to local market conditions. During the first quarter of 2005, based on the changes in our management, operational and reporting structure, we have determined that goodwill will be evaluated at the operating segment level.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-based Payment.”  This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (revised 2004) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123 (revised 2004).  Registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005.  The Commission’s new rule allows companies to implement SFAS No 123 (Revised 2004) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We are currently evaluating the effect of this statement on our consolidated financial statements and related disclosures.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Platform Finance and Insurance Gross Profit PVR-

We evaluate our finance and insurance gross profit performance on a Per Vehicle Retailed (“PVR”) basis by dividing our total finance and insurance gross profit by the number of retail vehicles sold. During 2003, our corporate office renegotiated a contract with one of our third party finance and insurance product providers, which resulted in the recognition of revenue during the three months ended March 31, 2005, that was attributable to retail vehicles sold during prior periods. We believe that platform finance and insurance, which excludes the additional revenue derived from this contract, provides a more accurate measure of our finance and insurance operating performance.

The following table reconciles finance and insurance gross profit to platform finance and insurance gross profit, and provides the necessary components to calculate platform finance and insurance gross profit PVR:

	For the Three Months Ended March 31,
(In thousands, except for unit and per vehicle data)	2005	2004
Reconciliation of Finance and Insurance Gross Profit to Platform Finance and Insurance Gross Profit:
Finance and insurance gross profit, net (as reported)	$38,290	$32,687
Less: Corporate finance and insurance gross profit	(1,203)	(1,243)
Platform finance and insurance gross profit	$37,087	$31,444

Platform finance and insurance gross profit PVR	$894	$817

Retail units sold:
New retail units	25,604	23,312
Used retail units	15,862	15,158
Total	41,466	38,470

Adjusted income from continuing operations-

We define income from continuing operations as net income less discontinued operations.  During the first quarter of 2005, we incurred severance costs of $3.6 million ($2.2 million net of tax) associated with the reorganization of our regional structure.  We believe that excluding these costs from income from continuing operations for the three months ended March 31, 2005 provides a more meaningful basis to measure the results of our operations.  A reconciliation of our net income to adjusted income from continuing operations is presented below.

	For the Three Months Ended March 31,
(In thousands, except for share and per share data)	2005	2004

Reconciliation of Net Income to Adjusted Income from Continuing Operations:
Net income	$9,640	$10,364
Discontinued operations	44	318
Income from continuing operations	9,684	10,682

Restructuring costs, net of tax	2,265	—
Adjusted income from continuing operations	$11,949	$10,682

Reconciliation of Net Income Per Diluted Common Share to Adjusted Income from Continuing Operations Per Diluted Common Share:
Net income	$0.29	$0.32
Discontinued operations	0.01	0.01
Income from continuing operations	0.30	0.33

Restructuring costs, net of tax	0.06	—
Adjusted income from continuing operations	$0.36	$0.33

Weighted average common shares outstanding (diluted):	32,781	32,721

Adjusted SG&A Expense-

Our operating income was largely impacted by restructuring costs incurred during the first quarter of 2005 and incremental rent expense associated with a sale-leaseback transaction that was entered into in the third quarter of 2004.  We believe that excluding the restructuring costs and rent expense from the selling, general and administrative expense provides a more meaningful basis to measure the results of our operations compared to that of the prior year period.  A reconciliation of our adjusted selling, general and administrative expense is presented below.

	For the Three Months Ended March 31,
(In thousands)	2005	2004
Reconciliation of SG&A Expense to Adjusted SG&A Expense:
SG&A expense	$173,084	$148,959
Less: Restructuring costs	(3,624)	—
Rent expense	(13,359)	(8,709)
Adjusted SG&A expense	$156,101	$140,250

Gross Profit	$210,494	$185,885

SG&A expense as a percentage of Gross Profit	74.2%	75.4%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $230.6 million of variable rate long-term debt (including the current portion) outstanding at March 31, 2005, a 1% change in interest rates would result in a change of approximately $2.3 million to our annual other interest expense. Based on floor plan amounts outstanding at March 31, 2005, a 1% change in the interest rates would result in a change of approximately $6.9 million to annual floor plan interest expense.

We received $6.9 million of interest credit assistance from certain automobile manufacturers during the three months ended March 31, 2005.  Interest credit assistance reduced new vehicle cost of sales for the three months ended March 31, 2005 by $6.5 million and reduced new vehicle inventory by $4.3 million and $3.9 million as of March 31, 2005 and December 31, 2004, respectively.  Although we can provide no assurance as to the amount of future interest credit assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Interest Rate Hedges

We entered into two forward interest rate swaps with a combined notional principal amount of $170.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006.  As of March 31, 2005 and December 31, 2004, the swaps had a fair value of $4.3 million and $7.1 million, respectively, and are included in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets.

We entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%.  This swap agreement was designated and qualifies as a fair value hedge of our 8% Senior Subordinated Notes due 2014 and did not contain any ineffectiveness.  As a result our 8% Senior Subordinated Notes due 2014 have been written down by the fair value of the hedge.  As of March 31, 2005, and December 31, 2004, the swap agreement had a fair value of $7.0 million and $2.7 million, respectively and is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

We entered into a forward interest rate swap agreement with a notional principal amount of $15.2 million as a hedge against future changes in the interest rate of one of our variable rate mortgage notes payable beginning in January 2005. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of one of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of March 31, 2005 the swap agreement had a fair value of $0.2 million and was included in Other Long-Term Assets and as of December 31, 2004 had a fair value of $0.2 million and was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

Item 4. Controls and Procedures

Based on their evaluation of our disclosure controls and procedures and internal control over financial reporting, our principal executive officer and principal financial officer have concluded that (i) our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended were effective as of March 31, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

---

Forward-Looking Statements

This report contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and projections regarding our financial position, results of operations, market position, product development and business strategy.  These statements are based on management’s current expectations and involve significant risks and uncertainties that may cause results to differ materially from those set forth in the statements.  These risks and uncertainties include, among other things:

•                  market factors;

•                  our relationships with vehicle manufacturers and other suppliers;

•                  risks associated with our substantial indebtedness;

•                  risks related to pending and potential future acquisitions;

•                  general economic conditions both nationally and locally; and

•                  governmental regulations and legislation.

There can be no guarantees that our plans for future operations will be successfully implemented or that they will prove to be commercially successful.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART II.   OTHER INFORMATION

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

10.1

Revolving Credit Agreement, dated as of March 23, 2005, among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and as floor plan agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2005)*

10.2	Agreement between Asbury Automotive Tampa L.L.C. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.3

Agreement between Asbury Automotive Arkansas L.L.C., Asbury Automotive Group LLC, McLarty Companies, Inc. and Thomas F. McLarty, III, dated March 21, 2005 (filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: May 5, 2004	By:	/s/ KENNETH B. GILMAN
Name: Kenneth B. Gilman
Title: Chief Executive Officer and President

Date: May 5, 2004	By:	/s/ J. GORDON SMITH
		Name:	J. Gordon Smith
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
10.1

Revolving Credit Agreement, dated as of March 23, 2005, among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and as floor plan agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2005)*

10.2	Agreement between Asbury Automotive Tampa L.L.C. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.3

Agreement between Asbury Automotive Arkansas L.L.C., Asbury Automotive Group LLC, McLarty Companies, Inc. and Thomas F. McLarty, III, dated March 21, 2005 (filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference