Form 10-Q
period 2005-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2005-08-05
CIK 1144980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of August 3, 2005, was 32,745,053 (net of 1,586,587 treasury shares).

                          ASBURY AUTOMOTIVE GROUP, INC.
                                      INDEX

                         PART I - Financial Information


Item 1. Consolidated Financial Statements
          Consolidated Balance Sheets as of June 30, 2005 (Unaudited)
            and December 31, 2004                                             1
          Consolidated Statements of Income for the Three and
            Six Months Ended June 30, 2005 and 2004 (Unaudited)               2
          Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2005 and 2004 (Unaudited)                          3
          Notes to Consolidated Financial Statements (Unaudited)              4
          Report of Independent Registered Public Accounting Firm            21

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               22
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          37
Item 4.  Controls and Procedures                                             37

                           PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                 39
Item 6.  Exhibits                                                            39
         Signatures                                                          40
         Index to Exhibits                                                   41

PART I.   FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          ASBURY AUTOMOTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                                      June 30,     December 31,
                               ASSETS                                   2005           2004
                               ------                               -----------    ------------
                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ....................................   $    11,049    $    28,093
   Contracts-in-transit .........................................       112,432        105,360
   Restricted investments .......................................         1,813          1,645
   Accounts receivable (net of allowance of
     $2,224 and $2,073, respectively) ...........................       150,183        148,196
   Inventories ..................................................       722,160        761,557
   Deferred income taxes ........................................        15,576         15,576
   Prepaid and other current assets .............................        58,512         56,831
   Assets held for sale .........................................        44,660         26,248
                                                                    -----------    -----------
        Total current assets ....................................     1,116,385      1,143,506

PROPERTY AND EQUIPMENT, net .....................................       205,982        195,788
GOODWILL ........................................................       464,947        461,650
RESTRICTED INVESTMENTS, net of current portion ..................         3,282          2,478
OTHER LONG-TERM ASSETS ..........................................        97,903         94,537
                                                                    -----------    -----------
        Total assets ............................................   $ 1,888,499    $ 1,897,959
                                                                    ===========    ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floor plan notes payable .....................................   $   613,137    $   650,948
   Current maturities of long-term debt .........................        32,936         33,880
   Accounts payable .............................................        66,649         53,078
   Accrued liabilities ..........................................        88,993         89,066
   Liabilities associated with assets held for sale .............        27,618         20,538
                                                                    -----------    -----------
        Total current liabilities ...............................       829,333        847,510

LONG-TERM DEBT ..................................................       476,408        492,536
DEFERRED INCOME TAXES ...........................................        38,375         40,360
OTHER LONG-TERM LIABILITIES .....................................        39,927         35,821
COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value per share,
     10,000,000 shares authorized ...............................          --             --
   Common stock, $.01 par value per share, 90,000,000 shares
     authorized 34,195,206 and 34,163,759 shares issued,
     including shares held in treasury, respectively ............           342            342
   Additional paid-in capital ...................................       413,490        413,094
   Retained earnings ............................................       113,532         87,905
   Treasury stock, at cost; 1,586,587 shares held ...............       (15,032)       (15,032)
   Accumulated other comprehensive loss .........................        (7,876)        (4,577)
                                                                    -----------    -----------
        Total shareholders' equity ..............................       504,456        481,732
                                                                    -----------    -----------
        Total liabilities and shareholders' equity ..............   $ 1,888,499    $ 1,897,959
                                                                    ===========    ===========


                 See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                            For the Three Months          For the Six Months
                                               Ended June 30,               Ended June 30,
                                         --------------------------    --------------------------
                                            2005           2004           2005            2004
                                         -----------    -----------    -----------    -----------
REVENUES:
   New vehicle .......................   $   903,767    $   814,427    $ 1,688,962    $ 1,494,018
   Used vehicle ......................       366,917        316,278        705,023        615,330
   Parts, service and collision repair       164,529        146,085        322,696        283,933
   Finance and insurance, net ........        41,646         37,453         79,334         68,374
                                         -----------    -----------    -----------    -----------
       Total revenues ................     1,476,859      1,314,243      2,796,015      2,461,655
                                         -----------    -----------    -----------    -----------

COST OF SALES:
   New vehicle .......................       841,065        755,381      1,571,227      1,383,735
   Used vehicle ......................       335,403        289,033        643,015        561,044
   Parts, service and collision repair        79,016         68,224        154,701        134,172
                                         -----------    -----------    -----------    -----------
       Total cost of sales ...........     1,255,484      1,112,638      2,368,943      2,078,951
                                         -----------    -----------    -----------    -----------
GROSS PROFIT .........................       221,375        201,605        427,072        382,704

OPERATING EXPENSES:
   Selling, general and administrative       170,551        156,332        338,358        300,694
   Depreciation and amortization .....         5,102          5,084         10,037          9,947
                                         -----------    -----------    -----------    -----------
       Income from operations ........        45,722         40,189         78,677         72,063
                                         -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
   Floor plan interest expense .......        (7,977)        (4,883)       (14,973)        (9,128)
   Other interest expense ............       (10,131)       (10,186)       (19,619)       (20,506)
   Interest income ...................           235            109            491            381
   Other income (expense), net .......           186            152            158            (59)
                                         -----------    -----------    -----------    -----------
       Total other expense, net ......       (17,687)       (14,808)       (33,943)       (29,312)
                                         -----------    -----------    -----------    -----------
       Income before income taxes ....        28,035         25,381         44,734         42,751

INCOME TAX EXPENSE ...................        10,513          9,341         16,775         15,855
                                         -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS ....        17,522         16,040         27,959         26,896

DISCONTINUED OPERATIONS, net of tax ..        (1,536)        (1,292)        (2,332)        (1,784)
                                         -----------    -----------    -----------    -----------
       Net income ....................   $    15,986    $    14,748    $    25,627    $    25,112
                                         ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE:
   Basic .............................   $      0.49    $      0.45    $      0.79    $      0.77
                                         ===========    ===========    ===========    ===========
   Diluted ...........................   $      0.49    $      0.45    $      0.78    $      0.77
                                         ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
   Basic .............................        32,604         32,470         32,596         32,452
                                         ===========    ===========    ===========    ===========
   Diluted ...........................        32,725         32,656         32,753         32,688
                                         ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements.

                          ASBURY AUTOMOTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                          ----------------------
                                                                                            2005         2004
                                                                                          ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income ..........................................................................  $  25,627    $  25,112
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization .....................................................     10,037        9,947
     Depreciation and amortization from discontinued operations ........................        552          719
     Amortization of deferred financing fees ...........................................      1,013        1,170
     Change in allowance for doubtful accounts .........................................        151         (327)
     (Gain) loss on sale of discontinued operations ....................................        (10)         474
     Other adjustments .................................................................      2,993        3,543
   Changes in operating assets and liabilities, net of acquisitions and divestitures-
     Contracts-in-transit ..............................................................     (7,072)      (2,482)
     Accounts receivable ...............................................................    (10,375)     (35,511)
     Proceeds from the sale of accounts receivable .....................................      8,126        9,976
     Inventories .......................................................................     31,705      (63,735)
     Prepaid and other current assets ..................................................    (14,027)      (5,862)
     Floor plan notes payable ..........................................................    (19,777)      52,471
     Accounts payable and accrued liabilities ..........................................     13,097       16,578
     Other long-term assets and liabilities ............................................      1,354       (7,422)
                                                                                          ---------    ---------
        Net cash provided by operating activities ......................................     43,394        4,651

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures - non-financed .................................................    (16,942)     (18,391)
   Capital expenditures - financeable ..................................................    (18,236)     (16,130)
   Construction advances associated with sale-leaseback agreements .....................      2,595        9,493
   Acquisitions ........................................................................     (4,692)     (71,594)
   Proceeds from the sale of property and equipment ....................................        477          870
   Proceeds from the sale of discontinued operations ...................................      2,771          834
   Purchases of restricted investments .................................................     (1,791)        --
   Maturities of restricted investments ................................................        913          913
   Net proceeds (issuance) of finance contracts ........................................        253         (372)
                                                                                          ---------    ---------
        Net cash used in investing activities ..........................................    (34,652)     (94,377)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ............................................................     20,734        3,850
   Repayments of debt ..................................................................    (41,989)      (6,813)
   Payments of debt issuance costs .....................................................     (4,927)        --
   Proceeds from the exercise of stock options .........................................        396          857
                                                                                          ---------    ---------
        Net cash used in financing activities ..........................................    (25,786)      (2,106)
                                                                                          ---------    ---------
        Net decrease in cash and cash equivalents ......................................    (17,044)     (91,832)

CASH AND CASH EQUIVALENTS, beginning of period .........................................     28,093      106,711
                                                                                          ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ...............................................  $  11,049    $  14,879
                                                                                          =========    =========


See Note 12 for supplemental cash flow information



                 See Notes to Consolidated Financial Statements

                          ASBURY AUTOMOTIVE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  DESCRIPTION OF BUSINESS

         Asbury Automotive Group, Inc. is a national automotive retailer, operating 94 dealership locations (129 franchises) as of June 30, 2005. We offer an extensive range of automotive products and services, including new and used vehicles, financing and insurance, vehicle maintenance and collision repair services, replacement parts and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 22 collision repair centers that serve our markets. Our retail network is organized into regional dealership groups, formerly called "platforms," in 23 metropolitan markets, which are marketed under different local brands.

         During the first quarter of 2005, we reorganized our platforms into principally four regions: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon, our Spirit dealerships operating primarily in Los Angeles, California and our Northern California Dealerships operating in Sacramento and Fresno, California),
(iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas.) Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations.

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

         In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004 have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. Our interim consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Goodwill and Other Intangible Assets

         Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," on January 1, 2002, we determined that each of our platforms qualified as a reporting unit since we operate in one segment, our platforms are one level below our corporate level, discrete financial information existed for each platform and the management of each platform directly reviewed the platform's performance. In late 2004, we began the process of reorganizing our platforms into four regions. Within this more streamlined structure, we will evaluate our operations and financial results by dealership in the aggregate, rather than by platform. The general managers, with direction from a centralized management team, including corporate and regional management, will continue to have the independence and flexibility to respond effectively to local market conditions. Based on the changes in our management, operational and reporting structure during the first quarter of 2005, we evaluate goodwill at the operating segment level.

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

         The following table illustrates the effect on net income and net income per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123 "Accounting for Stock-Based Compensation":

                                                     For the Three Months    For the Six Months
                                                        Ended June 30,           Ended June 30,
                                                     --------------------    --------------------
   (In thousands, except per share data)               2005        2004       2005         2004
                                                     --------    --------    --------    --------

Net income .......................................   $ 15,986    $ 14,748    $ 25,627    $ 25,112
Adjustments to net income:
  Stock-based compensation expense included in
    net income, net of tax .......................         --          62           1          83
  Pro forma stock-based compensation expense,
    net of tax ...................................       (674)     (1,406)     (1,340)     (2,595)
                                                     --------    --------    --------    --------
Pro forma net income .............................   $ 15,312    $ 13,404    $ 24,288    $ 22,600
                                                     ========    ========    ========    ========

Net income per common share--basic (as reported) .   $   0.49    $   0.45    $   0.79    $   0.77
                                                     ========    ========    ========    ========

Net income per common share--diluted (as reported)   $   0.49    $   0.45    $   0.78    $   0.77
                                                     ========    ========    ========    ========

Pro forma net income per common share--basic .....   $   0.47    $   0.41    $   0.75    $   0.70
                                                     ========    ========    ========    ========

Pro forma net income per common share--diluted ...   $   0.47    $   0.41    $   0.74    $   0.69
                                                     ========    ========    ========    ========


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

                                        For the Three Months    For the Six Months
                                           Ended June 30,         Ended June 30,
                                        --------------------    ------------------
                                          2005        2004       2005       2004
                                        --------    --------    -------    -------

Risk free interest rate................   3.7%       3.6%        3.8%       3.3%
Expected life of options...............  4 years    4 years     4 years    4 years
Expected stock price volatility........    45%        51%         45%        51%
Expected dividend yield................    N/A        N/A         N/A        N/A

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

         Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets. The changes in fair value of the effective portion of "cash flow" hedges are reported as a component of accumulated other comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) are reclassified to interest expense to the extent the hedge becomes ineffective. The change in fair value of "fair value" hedges are recorded as a component of interest expense. Changes in the fair value of the associated hedged exposures (i.e., notes payable) are also recorded as a component of interest expense.

         Measurements of hedge ineffectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Consolidated Statements of Income. We recognized minor ineffectiveness during the three and six months ended June 30, 2005 and no ineffectiveness during the three and six months ended June 30, 2004.

Discontinued Operations

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," certain amounts reflected in the accompanying Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Consolidated Statements of Income for the three and six months ended June 30, 2004, have been reclassified to reflect the status of our discontinued operations as of June 30, 2005.

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

         Financeable capital expenditures include all expenditures that we have financed during the reporting period or intend to finance in future reporting periods through sale-leaseback transactions or mortgage financing. In addition, in connection with the sale of one of our dealerships, we purchased the real estate on which the dealership is located for approximately $5.4 million and the buyer of our dealership has agreed to purchase the real estate from us for $5.4 million. We have classified this transaction as a financeable capital expenditure in the accompanying Consolidated Statement of Cash Flows. Non-financed capital expenditures include all capital expenditures that are not included in financeable capital expenditures.

Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-based Payment." This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (revised 2004) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123 (revised 2004). Registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule allows companies to implement SFAS No 123 (Revised
2004) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We are currently evaluating the effect of this statement on our consolidated financial statements and related disclosures.

3.  INVENTORIES

         Inventories consist of the following:

                                          June 30,    December 31,
         (In thousands)                     2005         2004
                                          ---------   ------------

         New vehicles..................   $ 563,414   $ 619,098
         Used vehicles.................     114,429      98,071
         Parts and accessories.........      44,317      44,388
                                          ---------   ---------
            Total inventories..........   $ 722,160   $ 761,557
                                          =========   =========

         The lower of cost or market reserves for inventory totaled $4.4 million and $4.9 million as of June 30, 2005 and December 31, 2004, respectively.

4.  ACQUISITIONS

         During the six months ended June 30, 2005, we acquired one dealership location (one franchise) for an aggregate purchase price of $5.2 million, of which $4.7 million was paid in cash through the use of available funds, with the remaining $0.5 million representing the fair value of future payments. During the six months ended June 30, 2004, we acquired six dealership locations (six franchises) for an aggregate purchase price of $73.8 million, of which $71.6 million was paid in cash through the use of available funds, with the remaining $2.2 million representing the fair value of future payments associated with one of our acquisitions.

         The allocation of purchase price for acquisitions is as follows:

                                             For the Six Months
                                               Ended June 30,
                                             ------------------
       (In thousands)                         2005       2004
                                             -------    -------

       Working capital....................   $     8    $ 5,155
       Fixed assets.......................       278      3,774
       Other assets.......................      --          257
       Goodwill...........................     3,541     53,101
       Franchise rights...................     1,350     11,500
                                             -------    -------
         Total purchase price.............   $ 5,177    $73,787
                                             =======    =======

         The allocation of purchase price to assets acquired and liabilities assumed for certain current and prior year acquisitions was based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available.

5.  GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

         The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

      (In thousands)

      Balance, December 31, 2004...............................   $461,650
        Current year acquisitions..............................      3,541
        Adjustments associated with prior year acquisitions....        519
        Current year divestitures..............................       (763)
                                                                  --------
      Balance, June 30, 2005...................................   $464,947
                                                                  ========

         The changes in the carrying amount of manufacturer franchise rights, which are included in Other Long-Term Assets on the accompanying Consolidated Balance Sheets, are as follows:

      (In thousands)

      Balance, December 31, 2004...............................   $ 41,513
        Current year acquisitions..............................      1,350
        Franchises held for sale...............................     (1,236)
        Other..................................................       (294)
                                                                  --------
      Balance, June 30, 2005...................................   $ 41,333
                                                                  ========

         During the six months ended June 30, 2005, we sold two dealership locations (four franchises) resulting in the removal of $0.8 million of goodwill from our Consolidated Balance Sheets. Two of the franchises sold had been allocated a total of $0.5 million of manufacturer franchise rights, which were also removed from our Consolidated Balance Sheets.

         During the six months ended June 30, 2005, we acquired one dealership location (one franchise) and allocated $1.4 million of the purchase price to manufacturer franchise rights.

6.  ASSETS AND LIABILITIES HELD FOR SALE

         Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations and real estate associated with former dealership locations, (ii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party has advanced us or will advance us funds equal to the cost of construction and (iii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party has agreed to purchase the assets from us upon completion of the construction.

         Assets and liabilities associated with discontinued operations include three dealership locations (five franchises) and real estate associated with one former dealership location as of June 30, 2005, and two dealership locations (four franchises) and real estate associated with two former dealership locations as of December 31, 2004. During the three months ended June 30, 2005, we sold real estate associated with one former dealership location with a book value of $0.8 million for $0.9 million. Assets associated with discontinued operations totaled $44.7 million and $11.8 million, and liabilities associated with discontinued operations totaled $27.6 million and $7.5 million as of June 30, 2005 and December 31, 2004, respectively.

         Included in Assets Held for Sale as of December 31, 2004 was $14.5 million of costs associated with one completed project included in a pending sale-leaseback transaction. As of December 31, 2004, Liabilities Associated with Assets Held for Sale included $13.1 million of funds advanced to us from an unaffiliated third party associated with the completed construction project. During the six months ended June 30, 2005, we received $1.4 million of funds from the unaffiliated third party and completed this pending sale-leaseback transaction, which resulted in the removal of $14.5 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

         A summary of assets and liabilities held for sale is as follows:

                                                     June 30,  December 31,
     (In thousands)                                    2005        2004
                                                     --------  ------------
     Assets:
        Inventories ..............................   $30,722     $ 7,846
        Property and equipment, net ..............    12,702      17,902
        Manufacturer franchise rights.............     1,236         500
                                                     -------     -------
        Total assets .............................    44,660      26,248
     Liabilities:
        Floor plan notes payable .................    27,618       7,456
        Other liabilities ........................      --        13,082
                                                     -------     -------
        Total liabilities ........................    27,618      20,538
                                                     -------     -------
     Net assets held for sale ....................   $17,042     $ 5,710
                                                     =======     =======

         Included in Prepaid and Other Current Assets on the accompanying Consolidated Balance Sheets are costs associated with construction projects, which we intend to sell through sale-leaseback transactions but have not been completed and therefore are not available for sale. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either advancing funds to us equal to the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the cost of the construction and lease payments during the construction period and record a corresponding liability equal to the amount of the advanced funds. Upon completion of the construction, we will execute the sale-leaseback transaction, remove the cost of construction and the related liability from our Consolidated Balance Sheets and amortize the capitalized lease payments on a straight-line basis over the lease term. During the six months ended June 30, 2005, we completed one sale-leaseback transaction associated with a construction project that was completed subsequent to December 31, 2004, which resulted in the removal of $1.2 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets. The book value of assets associated with construction projects that have not been completed as of June 30, 2005 and December 31, 2004 totaled $10.2 million and $6.7 million, respectively. As of June 30, 2005 and December 31, 2004, the book value of liabilities associated with these construction projects totaled $1.6 million.

7.  LONG-TERM DEBT

         Long-term debt consists of the following:

                                                        June 30,    December 31,
   (In thousands)                                         2005         2004
                                                        ---------   ------------

  9% Senior Subordinated Notes due 2012 .............   $ 250,000   $ 250,000
  8% Senior Subordinated Notes due 2014
     ($200.0 million face value, net of hedging
     activity of $446 and $2,736, respectively) .....     199,554     197,264
  Mortgage notes payable ............................      24,727      49,732
  Notes payable collateralized by loaner vehicles....      22,810      21,627
  Committed Credit Facility .........................       5,000        --
  Capital lease obligations .........................       4,370       4,421
  Other notes payable ...............................       2,883       3,372
                                                        ---------   ---------
                                                          509,344     526,416
  Less--current portion .............................     (32,936)    (33,880)
                                                        ---------   ---------
  Long-term debt ....................................   $ 476,408   $ 492,536
                                                        =========   =========

         During the three months ended June 30, 2005, we borrowed $15.0 million from our committed credit facility, of which $8.2 million was used for the purchase of real estate on which two of our dealerships are located. The remainder of the borrowings was used for general corporate purposes. During the three months ended June 30, 2005, we repaid $10.0 million of the amounts borrowed from our committed credit facility and subsequent to the end of the quarter we repaid the remaining $5.0 million.

8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

         We have entered into two forward interest rate swaps with a combined notional principal amount of $170.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. The swap agreements were designated and qualify as cash flow hedges of our variable rate floor plan notes payable and will contain minor ineffectiveness. As of June 30, 2005 and December 31, 2004, the swaps had a fair value of $12.3 million and $7.1 million, respectively, and are included in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets.

         We have entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our 8% Senior Subordinated Notes due 2014 and did not contain any ineffectiveness. As a result our 8% Senior Subordinated Notes due 2014 have been adjusted by the fair value of the related swap. As of June 30, 2005 and December 31, 2004, the swap agreement had a fair value of $0.4 million and $2.7 million, respectively, and is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

         We have entered into an interest rate swap agreement with a notional principal amount of $15.2 million as a hedge against future changes in the interest rate of our variable rate mortgage notes payable. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of June 30, 2005 and December 31, 2004, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

9.  COMPREHENSIVE INCOME

         The following table provides a reconciliation of net income to comprehensive income:

                                                  For the Three Months     For the Six Months
                                                       Ended June 30,        Ended June 30,
                                                  --------------------    --------------------
      (In thousands)                                2005        2004        2005        2004
                                                  --------    --------    --------    --------

     Net income ...............................   $ 15,986    $ 14,748    $ 25,627    $ 25,112

     Other comprehensive income:
       Change in fair value of cash flow hedges     (8,368)     (4,631)     (5,279)     (6,701)
       Income tax benefit associated with
         cash flow hedges .....................      3,138       1,737       1,980       2,532
                                                  --------    --------    --------    --------
     Comprehensive income .....................   $ 10,756    $ 11,854    $ 22,328    $ 20,943
                                                  ========    ========    ========    ========

10.  DISCONTINUED OPERATIONS

         During the six months ended June 30, 2005, we sold two dealership locations (four franchises) and real estate associated with one former dealership location and placed three dealership locations (five franchises) into discontinued operations. As of June 30, 2005, three dealership locations (five franchises) and real estate associated with one former dealership location were pending disposition. The accompanying Consolidated Statements of Income for the three and six months ended June 30, 2004, have been reclassified to reflect the status of our discontinued operations as of June 30, 2005.

         The following table provides further information regarding our discontinued operations as of June 30, 2005, and includes the results of businesses sold prior to June 30, 2005, and businesses pending disposition as of June 30, 2005:


                                                     For the Three Months               For the Three Months
                                                      Ended June 30, 2005                Ended June 30, 2004
                                               ---------------------------------   ---------------------------------
                                                            Pending                            Pending
(Dollars in thousands)                           Sold     Disposition    Total       Sold*   Disposition**   Total
                                               --------   -----------  ---------   --------  ------------- ---------

Franchises .................................          2           5           7          17           5          22
                                               ========    ========    ========    ========    ========    ========

Revenues ...................................   $  3,212    $ 34,060    $ 37,272    $ 48,938    $ 39,358    $ 88,296
Cost of sales ..............................      2,790      29,404      32,194      41,554      34,418      75,972
                                               --------    --------    --------    --------    --------    --------
         Gross profit ......................        422       4,656       5,078       7,384       4,940      12,324

Operating expenses .........................        806       5,523       6,329       7,426       6,010      13,436
                                               --------    --------    --------    --------    --------    --------
         Loss from operations ..............       (384)       (867)     (1,251)        (42)     (1,070)     (1,112)

Other expense, net .........................        (92)       (738)       (830)       (351)       (298)       (649)
                                               --------    --------    --------    --------    --------    --------
         Net loss ..........................       (476)     (1,605)     (2,081)       (393)     (1,368)     (1,761)

Loss on disposition of discontinued
  operations ...............................       (376)       --          (376)       (306)       --          (306)
                                               --------    --------    --------    --------    --------    --------
         Loss before income taxes ..........       (852)     (1,605)     (2,457)       (699)     (1,368)     (2,067)

Income tax benefit .........................        313         608         921         252         523         775
                                               --------    --------    --------    --------    --------    --------
         Discontinued operations, net of tax   $   (539)   $   (997)   $ (1,536)   $   (447)   $   (845)   $ (1,292)
                                               ========    ========    ========    ========    ========    ========

                                                      For the Six Months                For the Six Months
                                                      Ended June 30, 2005                Ended June 30, 2004
                                               ---------------------------------   ---------------------------------
                                                            Pending                            Pending
(Dollars in thousands)                           Sold     Disposition    Total     Sold***   Disposition**   Total
                                               --------   -----------  ---------   --------  ------------- ---------

Franchises .................................          4           5           9          18           5          23
                                               ========    ========    ========    ========    ========    ========

Revenues ...................................   $  8,884    $ 66,906    $ 75,790    $ 99,166    $ 74,801    $173,967
Cost of sales ..............................      7,560      57,453      65,013      84,068      65,074     149,142
                                               --------    --------    --------    --------    --------    --------
         Gross profit ......................      1,324       9,453      10,777      15,098       9,727      24,825
Operating expenses .........................      2,044      11,108      13,152      15,120      10,810      25,930
                                               --------    --------    --------    --------    --------    --------
         Loss from operations ..............       (720)     (1,655)     (2,375)        (22)     (1,083)     (1,105)
Other expense, net .........................       (211)     (1,155)     (1,366)       (711)       (564)     (1,275)
                                               --------    --------    --------    --------    --------    --------
         Net loss ..........................       (931)     (2,810)     (3,741)       (733)     (1,647)     (2,380)
Gain (loss) on disposition of discontinued
     operations ............................         10        --            10        (474)        --         (474)
                                               --------    --------    --------    --------    --------    --------
         Loss before income taxes ..........       (921)     (2,810)     (3,731)     (1,207)     (1,647)     (2,854)
Income tax benefit .........................        336       1,063       1,399         433         637       1,070
                                               --------    --------    --------    --------    --------    --------
         Discontinued operations, net of tax   $   (585)   $ (1,747)   $ (2,332)   $   (774)   $ (1,010)   $ (1,784)
                                               ========    ========    ========    ========    ========    ========

* Businesses were sold between April 1, 2004 and June 30, 2005
** Businesses pending disposition as of June 30, 2005
*** Businesses were sold between January 1, 2004 and June 30, 2005

11.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                            For the Three Months     For the Six Months
                                                               Ended June 30,          Ended June 30,
                                                            ---------------------   ---------------------
(In thousands, except per share data)                         2005        2004        2005        2004
                                                            --------    --------    --------    --------
Net income:
  Continuing operations .................................   $ 17,522    $ 16,040    $ 27,959    $ 26,896
  Discontinued operations ...............................     (1,536)     (1,292)     (2,332)     (1,784)
                                                            --------    --------    --------    --------
         Net income .....................................   $ 15,986    $ 14,748    $ 25,627    $ 25,112
                                                            ========    ========    ========    ========

Earnings per share - basic and diluted:
  Continuing operations - basic .........................   $   0.54    $   0.49    $   0.86    $   0.83
  Discontinued operations - basic .......................      (0.05)      (0.04)      (0.07)      (0.06)
                                                            --------    --------    --------    --------
         Net income .....................................   $   0.49    $   0.45    $   0.79    $   0.77
                                                            ========    ========    ========    ========

  Continuing operations - diluted .......................   $   0.54    $   0.49    $   0.85    $   0.82
  Discontinued operations - diluted .....................      (0.05)      (0.04)      (0.07)      (0.05)
                                                            --------    --------    --------    --------
         Net income .....................................   $   0.49    $   0.45    $   0.78    $   0.77
                                                            ========    ========    ========    ========

Common shares and common share equivalents:
  Weighted average common shares outstanding - basic ....     32,604      32,470      32,596      32,452
  Common share equivalents (stock options) ..............        121         186         157         236
                                                            --------    --------    --------    --------
  Weighted average common shares outstanding - diluted ..     32,725      32,656      32,753      32,688
                                                            ========    ========    ========    ========

12.  SUPPLEMENTAL CASH FLOW INFORMATION

         During the six months ended June 30, 2005 and 2004, we made interest payments, net of amounts capitalized, totaling $36.3 million and $29.8 million, respectively. During the six months ended June 30, 2005 and 2004, we received $2.5 million and $1.5 million, respectively, of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Senior Subordinated Notes due 2014.

         During the six months ended June 30, 2005 and 2004, we made income tax payments totaling $8.2 million and $9.3 million, respectively.

         During the six months ended June 30, 2005, we completed two sale-leaseback transactions, which resulted in the sale of approximately $15.7 million of Assets Held for Sale and the removal of $15.7 million of Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

13.  COMMITMENTS AND CONTINGENCIES

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

     From time to time, we and our dealerships are named in claims involving the manufacture and sale or lease of motor vehicles, including but not limited to the charging of administrative fees, the operation of dealerships, contractual disputes and other matters arising in the ordinary course of our business. With respect to certain of these claims, the sellers of our acquired dealerships have indemnified us. We do not expect that any potential liability from these claims will materially affect our financial condition, liquidity, results of operations or financial statement disclosures.

     Our dealerships hold dealer agreements with a number of vehicle manufacturers. In accordance with the individual dealer agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships or the loss of a dealer agreement could have a negative impact on our operating results.

     We have guaranteed a loan made by a financial institution directly to a non-consolidated entity controlled by a former executive, which totaled approximately $2.1 million as of June 30, 2005. This loan was made by a corporation we acquired in October 1998, and guarantees an industrial revenue bond, which we are legally required to guarantee. The primary obligor of the note is a non-dealership business entity and that entity's partners as individuals.

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                      Condensed Consolidating Balance Sheet
                               As of June 30, 2005
                                 (In thousands)


                                              Parent     Guarantor    Non-guarantor
                                              Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              --------  ------------  -------------  ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents ..............   $   --     $   11,049     $   --        $    --       $   11,049
   Inventories ............................       --        668,522       53,638           --          722,160
   Other current assets ...................       --        282,270       56,246           --          338,516
   Assets held for sale ...................       --         44,660         --             --           44,660
                                              --------   ----------     --------      ---------     ----------
        Total current assets ..............       --      1,006,501      109,884           --        1,116,385

Property and equipment, net ...............       --        200,708        5,274           --          205,982
Goodwill ..................................       --        403,635       61,312           --          464,947
Other assets ..............................       --         98,140        3,045           --          101,185
Investment in subsidiaries ................    504,456      132,159         --         (636,615)          --
                                              --------   ----------     --------      ---------     ----------
        Total assets ......................   $504,456   $1,841,143     $179,515      $(636,615)    $1,888,499
                                              ========   ==========     ========      =========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Floor plan notes payable ...............   $   --     $  570,793     $ 42,344      $    --       $  613,137
   Other current liabilities ..............       --        184,540        4,038           --          188,578
   Liabilities associated with assets held
     for sale .............................       --         27,618         --             --           27,618
                                              --------   ----------     --------      ---------     ----------
        Total current liabilities .........       --        782,951       46,382           --          829,333

Long-term debt ............................       --        476,377           31           --          476,408
Other liabilities .........................       --         77,359          943           --           78,302
Shareholders' equity ......................    504,456      504,456      132,159       (636,615)       504,456
                                              --------   ----------     --------      ---------     ----------
        Total liabilities and shareholders'
          equity ..........................   $504,456   $1,841,143     $179,515      $(636,615)    $1,888,499
                                              ========   ==========     ========      =========     ==========

                      Condensed Consolidating Balance Sheet
                             As of December 31, 2004
                                 (In thousands)


                                              Parent     Guarantor    Non-guarantor
                                              Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              --------  ------------  -------------  ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents ..............   $   --     $   28,093     $   --        $    --       $   28,093
   Inventories ............................       --        713,205       48,352           --          761,557
   Other current assets ...................       --        286,675       40,933           --          327,608
   Assets held for sale ...................       --         26,248         --             --           26,248
                                              --------   ----------     --------      ---------     ----------
        Total current assets ..............       --      1,054,221       89,285           --        1,143,506

Property and equipment, net ...............       --        190,706        5,082           --          195,788
Goodwill ..................................       --        400,338       61,312           --          461,650
Other assets ..............................       --         78,935       18,080           --           97,015
Investment in subsidiaries ................    481,732      130,098         --         (611,830)          --
                                              --------   ----------     --------      ---------     ----------
        Total assets ......................   $481,732   $1,854,298     $173,759      $(611,830)    $1,897,959
                                              ========   ==========     ========      =========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Floor plan notes payable ...............   $   --     $  613,539     $ 37,409      $    --       $  650,948
   Other current liabilities ..............       --        170,227        5,797           --          176,024
   Liabilities associated with assets held
     for sale .............................       --         20,538         --             --           20,538
                                              --------   ----------     --------      ---------     ----------
        Total current liabilities .........       --        804,304       43,206           --          847,510

Long-term debt ............................       --        492,499           37           --          492,536
Other liabilities .........................       --         75,763          418           --           76,181
Shareholders' equity ......................    481,732      481,732      130,098       (611,830)       481,732
                                              --------   ----------     --------      ---------     ----------
        Total liabilities and shareholders'
          equity ..........................   $481,732   $1,854,298     $173,759      $(611,830)    $1,897,959
                                              ========   ==========     ========      =========     ==========

                   Condensed Consolidating Statement of Income
                    For the Three Months Ended June 30, 2005
                                 (In thousands)


                                              Parent     Guarantor    Non-guarantor
                                              Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              --------  ------------  -------------  ------------  ------------

Revenues ................................     $   --     $1,284,148     $195,781      $  (3,070)    $1,476,859
Cost of sales ...........................         --      1,090,200      168,354         (3,070)     1,255,484
                                              --------   ----------     --------      ---------     ----------
        Gross profit ....................         --        193,948       27,427           --          221,375

Operating expenses:
   Selling, general and administrative ..         --        150,436       20,115           --          170,551
   Depreciation and amortization ........         --          4,636          466           --            5,102
                                              --------   ----------     --------      ---------     ----------
        Income from operations ..........         --         38,876        6,846           --           45,722

Other income (expense):
   Floor plan interest expense ..........         --         (7,477)        (500)          --           (7,977)
   Other interest expense ...............         --         (8,682)      (1,449)          --          (10,131)
   Other income, net ....................         --            413            8           --              421
   Equity in earnings of subsidiaries ...       15,986        3,065         --          (19,051)          --
                                              --------   ----------     --------      ---------     ----------
        Total other income (expense), net       15,986      (12,681)      (1,941)       (19,051)       (17,687)
                                              --------   ----------     --------      ---------     ----------
        Income before income taxes ......       15,986       26,195        4,905        (19,051)        28,035

Income tax expense ......................         --          8,673        1,840           --           10,513
                                              --------   ----------     --------      ---------     ----------
Income from continuing operations .......       15,986       17,522        3,065        (19,051)        17,522

Discontinued operations, net of tax .....         --         (1,536)        --             --           (1,536)
                                              --------   ----------     --------      ---------     ----------
        Net income ......................     $ 15,986   $   15,986     $  3,065       $(19,051)    $   15,986
                                              ========   ==========     ========      =========     ==========

                   Condensed Consolidating Statement of Income
                    For the Three Months Ended June 30, 2004
                                 (In thousands)


                                              Parent     Guarantor    Non-guarantor
                                              Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              --------  ------------  -------------  ------------  ------------

Revenues ................................     $   --     $1,145,371     $173,196      $  (4,324)    $1,314,243
Cost of sales ...........................         --        966,546      150,416         (4,324)     1,112,638
                                              --------   ----------     --------      ---------     ----------
        Gross profit ....................         --        178,825       22,780           --          201,605

Operating expenses:
   Selling, general and administrative ..         --        138,462       17,870           --          156,332
   Depreciation and amortization ........         --          4,658          426           --            5,084
                                              --------   ----------     --------      ---------     ----------
        Income from operations ..........         --         35,705        4,484           --           40,189

Other income (expense):
   Floor plan interest expense ..........         --         (4,510)        (373)          --           (4,883)
   Other interest expense ...............         --         (9,005)      (1,181)          --          (10,186)
   Other income, net ....................         --            225           36           --              261
   Equity in earnings of subsidiaries ...       14,748        1,854         --          (16,602)          --
                                              --------   ----------     --------      ---------     ----------
        Total other income (expense), net       14,748      (11,436)      (1,518)       (16,602)       (14,808)
                                              --------   ----------     --------      ---------     ----------
        Income before income taxes ......       14,748       24,269        2,966        (16,602)        25,381

Income tax expense ......................         --          8,229        1,112           --            9,341
                                              --------   ----------     --------      ---------     ----------
Income from continuing operations .......       14,748       16,040        1,854        (16,602)        16,040

Discontinued operations, net of tax .....         --         (1,292)        --             --           (1,292)
                                              --------   ----------     --------      ---------     ----------
        Net income ......................     $ 14,748   $   14,748     $  1,854       $(16,602)    $   14,748
                                              ========   ==========     ========      =========     ==========

                   Condensed Consolidating Statement of Income
                     For the Six Months Ended June 30, 2005
                                 (In thousands)


                                              Parent     Guarantor    Non-guarantor
                                              Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              --------  ------------  -------------  ------------  ------------

Revenues ................................     $   --     $2,433,434     $368,797      $  (6,216)    $2,796,015
Cost of sales ...........................         --      2,058,827      316,332         (6,216)     2,368,943
                                              --------   ----------     --------      ---------     ----------
        Gross profit ....................         --        374,607       52,465           --          427,072

Operating expenses:
   Selling, general and administrative ..         --        299,233       39,125           --          338,358
   Depreciation and amortization ........         --          9,142          895           --           10,037
                                              --------   ----------     --------      ---------     ----------
        Income from operations ..........         --         66,232       12,445           --           78,677

Other income (expense):
   Floor plan interest expense ..........         --        (14,055)        (918)          --          (14,973)
   Other interest expense ...............         --        (16,861)      (2,758)          --          (19,619)
   Other income, net ....................         --            628           21           --              649
   Equity in earnings of subsidiaries ...       25,627        5,493         --          (31,120)          --
                                              --------   ----------     --------      ---------     ----------
        Total other income (expense), net       25,627      (24,795)      (3,655)       (31,120)       (33,943)
                                              --------   ----------     --------      ---------     ----------
        Income before income taxes ......       25,627       41,437        8,790        (31,120)        44,734

Income tax expense ......................         --         13,478        3,297           --           16,775
                                              --------   ----------     --------      ---------     ----------
Income from continuing operations .......       25,627       27,959        5,493        (31,120)        27,959

Discontinued operations, net of tax .....         --         (2,332)        --             --           (2,332)
                                              --------   ----------     --------      ---------     ----------
        Net income ......................     $ 25,627   $   25,627     $  5,493      $ (31,120)    $   25,627
                                              ========   ==========     ========      =========     ==========

                   Condensed Consolidating Statement of Income
                     For the Six Months Ended June 30, 2004
                                 (In thousands)


                                              Parent     Guarantor    Non-guarantor
                                              Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              --------  ------------  -------------  ------------  ------------

Revenues ................................     $   --     $2,129,007     $340,407      $  (7,759)    $2,461,655
Cost of sales ...........................         --      1,792,859      293,851         (7,759)     2,078,951
                                              --------   ----------     --------      ---------     ----------
        Gross profit ....................         --        336,148       46,556           --          382,704

Operating expenses:
   Selling, general and administrative ..         --        265,860       34,834           --          300,694
   Depreciation and amortization ........         --          9,122          825           --            9,947
                                              --------   ----------     --------      ---------     ----------
        Income from operations ..........         --         61,166       10,897           --           72,063

Other income (expense):
   Floor plan interest expense ..........         --         (8,417)        (711)          --           (9,128)
   Other interest expense ...............         --        (18,258)      (2,248)          --          (20,506)
   Other income, net ....................         --            294           28           --              322
   Equity in earnings of subsidiaries ...       25,112        4,979         --          (30,091)          --
                                              --------   ----------     --------      ---------     ----------
        Total other income (expense), net       25,112      (21,402)      (2,931)       (30,091)       (29,312)
                                              --------   ----------     --------      ---------     ----------
        Income before income taxes ......       25,112       39,764        7,966        (30,091)        42,751

Income tax expense ......................         --         12,868        2,987           --           15,855
                                              --------   ----------     --------      ---------     ----------
Income from continuing operations .......       25,112       26,896        4,979        (30,091)        26,896

Discontinued operations, net of tax .....         --         (1,784)        --             --           (1,784)
                                              --------   ----------     --------      ---------     ----------
        Net income ......................     $ 25,112   $   25,112     $  4,979      $ (30,091)    $   25,112
                                              ========   ==========     ========      =========     ==========

                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2005
                                 (In thousands)


                                                Parent     Guarantor    Non-guarantor
                                                Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                --------  ------------  -------------  ------------  ------------
Net cash provided by (used in) operating
   activities ...............................   $     --    $ 47,723      $ (4,329)      $     --      $ 43,394

Cash flow from investing activities:
   Capital expenditures .....................         --     (34,707)         (471)            --       (35,178)
   Acquisitions .............................         --      (4,692)         --               --        (4,692)
   Other investing activities ...............         --       5,217             1             --         5,218
                                                --------    --------      --------       --------      --------
        Net cash used in investing activities         --     (34,182)         (470)            --       (34,652)

Cash flow from financing activities:
   Proceeds from borrowings .................         --      20,734          --               --        20,734
   Repayments of debt .......................         --     (41,983)           (6)            --       (41,989)
   Intercompany financing ...................         --      (4,805)        4,805             --          --
   Other financing activities ...............         --      (4,531)         --               --        (4,531)
                                                --------    --------      --------       --------      --------
        Net cash (used in) provided by
          financing activities ..............         --     (30,585)        4,799             --       (25,786)
                                                --------    --------      --------       --------      --------
        Net decrease in cash and cash
          equivalents .......................         --     (17,044)         --               --       (17,044)

Cash and cash equivalents, beginning of
   period ...................................         --      28,093          --               --        28,093
                                                --------    --------      --------       --------      --------
Cash and cash equivalents, end of period ....   $     --    $ 11,049      $  --          $     --      $ 11,049
                                                ========    ========      ========       ========      ========

                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2004
                                 (In thousands)


                                                Parent     Guarantor    Non-guarantor
                                                Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                --------  ------------  -------------  ------------  ------------
Net cash used in operating activities .......   $    --     $(15,752)     $ 20,403       $   --        $  4,651

Cash flow from investing activities: --
   Capital expenditures .....................        --      (32,771)       (1,750)          --         (34,521)
   Payments for acquisitions ................        --      (71,594)         --             --         (71,594)
   Other investing activities ...............        --       11,738          --             --          11,738
                                                --------    --------      --------       --------      --------
        Net cash used in investing activities        --      (92,627)       (1,750)          --         (94,377)

Cash flow from financing activities:
   Proceeds from borrowings .................        --        3,850          --             --           3,850
   Repayments of debt .......................        --       (6,808)           (5)          --          (6,813)
   Intercompany financing ...................        --       26,432       (26,432)          --            --
   Other financing activities ...............        --          857          --             --             857
                                                --------    --------      --------       --------      --------
        Net cash (used in) financing
          activities ........................        --       24,331       (26,437)          --          (2,106)
                                                --------    --------      --------       --------      --------
        Net decrease in cash and cash
          equivalents .......................        --      (84,048)       (7,784)          --         (91,832)

Cash and cash equivalents, beginning of
   period ...................................        --       98,927         7,784           --         106,711
                                                --------    --------      --------       --------      --------
Cash and cash equivalents, end of period ....   $    --     $ 14,879      $   --         $   --        $ 14,879
                                                ========    ========      ========       ========      ========

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the "Company") as of June 30, 2005, and the related consolidated statements of income for the three and six-month periods ended June 30, 2005 and 2004, and statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP
------------------------------------

New York, New York
August 4, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         We are one of the largest automotive retailers in the United States, operating 94 dealership locations (129 franchises) in 23 metropolitan markets within 11 states as of June 30, 2005. We offer 33 different brands of new vehicles, including four heavy truck brands. We also operate 22 collision repair centers that serve our markets.

         We have grown our business through the acquisition of large dealership groups formerly referred to as "platforms" and numerous "tuck-in" acquisitions. "Tuck-in" acquisitions refer to the purchase of dealerships in the market areas in which we have existing dealerships. We use "tuck-in" acquisitions to increase the number of vehicle brands we offer in a particular market area and to create a larger gross profit base over which to spread overhead costs.

         During the first quarter of 2005, we reorganized our dealerships into principally four regions: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon, our Spirit dealerships operating primarily in Los Angeles, California and our Northern California Dealerships operating in Sacramento and Fresno, California),
(iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations. Within this more streamlined structure, we will evaluate our operations and financial results by dealership in the aggregate, rather than by platform. The general managers, with direction from a centralized management team, including corporate and regional management, will continue to have the independence and flexibility to respond effectively to local market conditions. We expect a significant improvement in management effectiveness as a result of this reorganization, as well as added operating and cost efficiencies. During the six months ended June 30, 2005, we incurred $3.6 million in severance and other costs related to our regional reorganization. We expect to complete the final phases of our reorganization during the remainder of 2005. Currently, we estimate that the regional reorganization will have a negative impact on income from continuing operations of $0.03 per diluted share during 2005 and will improve income from continuing operations by approximately $3.0 million or $0.10 per diluted share each year beginning in 2006.

          Our revenues are derived primarily from four offerings: (i) the sale of new vehicles to individual retail customers ("new retail") and the sale of new vehicles to commercial customers ("fleet") (the terms "new retail" and "fleet" being collectively referred to as "new"); (ii) the sale of used vehicles to individual retail customers ("used retail") and the sale of used vehicles to other dealers at auction ("wholesale") (the terms "used retail" and "wholesale" being collectively referred to as "used"); (iii) maintenance and collision repair services and the sale of automotive parts (collectively referred to as "fixed operations"); and (iv) the arrangement of vehicle financing and the sale of various insurance and warranty products (collectively referred to as "F&I"). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed ("PVR"), our fixed operations based on aggregate gross profit, and F&I based on gross profit PVR. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve months ("same store").

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

          Our operations are generally subject to modest seasonal variations as we tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters of a calendar year. Historically, the seasonal variations in our operations have been caused by factors relating to weather conditions, model changeovers and consumer buying patterns, among other things. Over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to generate increased customer demand for new vehicles. In addition to the traditional manufacturer incentive programs, domestic manufacturers have begun to offer customers "employee discount pricing". The extensive use of manufacturer incentive programs and pricing promotions has impacted the historical cyclicality of new vehicle sales in the United States as customers have been conditioned to postpone the purchase of a vehicle until a manufacturer program or promotion is available.

          The manufacturer incentive programs on new vehicles have also served to increase competition with late-model used vehicles. We anticipate that the manufacturers will continue to use these incentive programs in the future and, as a result, we will continue to monitor and adjust our used vehicle inventory mix in response to these programs. In addition, we will continue to expand our service capacity in order to meet anticipated future demand as we expect the relatively high volume of new vehicle sales, resulting from the highly "incentivized" new vehicle market, will drive future service demand at our dealership locations.

          Interest rates over the past several years have been at historic lows. We do not believe that changes in interest rates significantly impact customer overall buying patterns, as changes in interest rates do not dramatically increase the monthly payment of a financed vehicle. For example, the monthly payment for a typical vehicle financing transaction in which a customer finances $25,000 at 7.0% over 60 months increases by approximately $5.90 with each 0.5% increase in interest rates.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

         Net income increased $1.3 million to $16.0 million, or $0.49 per diluted share, for the three months ended June 30, 2005, from $14.7 million, or $0.45 per diluted share, for the three months ended June 30, 2004.

         Income from continuing operations increased $1.5 million to $17.5 million, or $0.54 per diluted share, for the three months ended June 30, 2005, from $16.0 million, or $0.49 per diluted share, for the three months ended June 30, 2004.

         The 8% increase in net income and 9% increase in income from continuing operations resulted from several factors, including: (i) increases in new and used vehicle sales volumes, (ii) an improvement in the average gross profit of used vehicles, (iii) substantial increases in our fixed operations gross profit,
(iv) significant increases in same store F&I revenue resulting from a combination of an increase in platform F&I PVR and an increase in new and used retail vehicle sales and (v) a significant improvement in our wholesale business. These factors were partially offset by the following: (i) margin pressure on new vehicle retail sales and (ii) increased floor plan expense due to rising interest rates.

Revenues-

                                                           For the Three Months
                                                              Ended June 30,
                                                          -----------------------   Increase     %
(Dollars in thousands)                                       2005         2004     (Decrease)  Change
                                                          ----------   ----------  ----------  ------

New vehicle data:
   Retail revenues-same store (1) .....................   $  848,376   $  798,482   $ 49,894      6%
   Retail revenues-acquisitions .......................       30,826         --
                                                          ----------   ----------
        Total new retail revenues .....................      879,202      798,482     80,720     10%

   Fleet revenues-same store (1) ......................       23,346       15,945      7,401     46%
   Fleet revenues-acquisitions ........................        1,219         --
                                                          ----------   ----------
        Total fleet revenues ..........................       24,565       15,945      8,620     54%
                                                          ----------   ----------
        New vehicle revenue, as reported ..............   $  903,767   $  814,427   $ 89,340     11%
                                                          ==========   ==========

   New retail units-same store (1) ....................       27,866       27,114        752      3%
                                                          ==========   ==========
   New retail units-actual ............................       29,094       27,114      1,980      7%
                                                          ==========   ==========

                                                           For the Three Months
                                                              Ended June 30,
                                                          -----------------------   Increase     %
(Dollars in thousands)                                       2005         2004     (Decrease)  Change
                                                          ----------   ----------  ----------  ------
Used vehicle data:
   Retail revenues-same store (1) .....................   $  272,140   $  234,321   $ 37,819     16%
   Retail revenues-acquisitions .......................        7,311         --
                                                          ----------   ----------
        Total used retail revenues ....................      279,451      234,321     45,130     19%

   Wholesale revenues-same store (1) ..................       84,552       81,957      2,595      3%
   Wholesale revenues-acquisitions ....................        2,914         --
                                                          ----------   ----------
        Total wholesale revenues ......................       87,466       81,957      5,509      7%
                                                          ----------   ----------
        Used vehicle revenue, as reported .............   $  366,917   $  316,278   $ 50,639     16%
                                                          ==========   ==========

   Used retail units-same store (1) ...................       16,005       15,072        933      6%
                                                          ==========   ==========
   Used retail units-actual ...........................       16,520       15,072      1,448     10%
                                                          ==========   ==========

Parts, service and collision repair:
   Revenues-same store (1) ............................   $  162,302   $  146,085   $ 16,217     11%
   Revenues-acquisitions ..............................        2,227         --
                                                          ----------   ----------
        Parts, service and collision repair
          revenue, as reported ........................   $  164,529   $  146,085   $ 18,444     13%
                                                          ==========   ==========

Finance and insurance, net:
   Platform revenues-same store (1) ...................   $   38,715   $   35,547   $  3,168      9%
   Platform revenues-acquisitions .....................        1,564         --
                                                          ----------   ----------
        Platform finance and insurance revenue ........       40,279       35,547      4,732     13%
   Corporate revenues .................................        1,367        1,906
                                                          ----------   ----------
        Finance and insurance revenue, as reported ....   $   41,646   $   37,543   $  4,193     11%
                                                          ==========   ==========

Total revenue:
   Same store (1) .....................................   $1,429,431   $1,312,337   $117,094      9%
   Corporate ..........................................        1,367        1,906
   Acquisitions .......................................       46,061         --
                                                          ----------   ----------
        Total revenue, as reported ....................   $1,476,859   $1,314,243   $162,616     12%
                                                          ==========   ==========

     (1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

         Total revenues increased 12% to $1.5 billion for the three months ended June 30, 2005, from $1.3 billion for the three months ended June 30, 2004. Same store revenues increased 9% to $1.4 billion for the three months ended June 30, 2005, from $1.3 billion for the three months ended June 30, 2004.

         Same store new retail revenue increased 6% for the three months ended June 30, 2005, compared to the prior year period, reflecting a 3% increase in new retail unit sales due to the "employee pricing programs" and an increase in the percentage of luxury and mid-line import sales, which on average have a higher selling price. Same store used vehicle retail revenue increased 16% to $272.1 million, compared to $234.3 million for the prior year period. Our same-store used retail unit sales increased 6% due to the strength of the used vehicle market during the quarter. We anticipate that the manufacturer incentives on new vehicles will continue to drive customers toward new vehicles during 2005, which may create a challenging used vehicle retail market in the near future. However, we do believe that opportunities to increase unit sales exist in the used vehicle retail market, especially with respect to customers interested in lower priced inventory, which we view as a separate market from higher priced used and new vehicle inventory.

         Fixed operations revenue increased 13%, to $164.5 million for the three months ended June 30, 2005, from $146.1 million for the three months ended June 30, 2004. Same store fixed operations revenue increased 11%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, where we had substantial growth across each line of our fixed business (9% increase in parts, 16% increase in service and 7% increase in collision repair) driven by "customer pay" and warranty work. The growth in our "customer pay" business is a result of (i) our continued service adviser training, (ii) expansion of our product offerings and (iii) the implementation of more aggressive advertising campaigns. Our warranty business continued its positive performance driven by continued manufacturer recall programs and increased work on imported vehicles, which typically generates higher revenue due to customer retention. We expect fixed operations to continue to grow as we expand our service capacity in 2005 with the addition of approximately 100 service stalls, the hiring of 200 to 250 technicians and a focused effort on more rigorous and consistent training of our service advisors.

         Platform F&I revenue increased 9% to $38.7 million on a same store basis for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The increase in Platform F&I is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process and (iii) maturation of our corporate-sponsored programs. Platform F&I excludes revenue resulting from contracts negotiated by our corporate office, which is attributable to retail units sold during prior periods. Corporate F&I revenue was $1.4 million for the three month periods ended June 30, 2005, compared to $1.9 million for the prior year period. We expect this revenue to decrease significantly over the next few years and ultimately be zero by 2008 as the portfolio runs off.

         We expect total revenue to increase as we continue to acquire dealerships, expand our service capacity and improve our platform F&I PVR. However, future revenue growth will rely heavily on our performance in the vehicle retail business, in particular our ability to maintain or improve upon our sales volumes of new and used vehicles.

Gross Profit-

                                                           For the Three Months
                                                              Ended June 30,
                                                          -----------------------   Increase     %
(Dollars in thousands, except for per vehicle data)          2005         2004     (Decrease)  Change
                                                          ----------   ----------  ----------  ------
New vehicle data:
   Retail gross profit-same store (1) .................   $  59,975    $  58,397    $ 1,578       3%
   Retail gross profit-acquisitions ...................       1,928         --
                                                          ----------   ----------
        Total new retail gross profit .................      61,903       58,397      3,506       6%

   Fleet gross profit-same store (1) ..................         808          649        159      24%
   Fleet gross profit-acquisitions ....................          (9)        --
                                                          ----------   ----------
        Total fleet gross profit ......................         799          649        150      23%
                                                          ----------   ----------
        New vehicle gross profit, as reported .........   $  62,702    $  59,046    $ 3,656       6%
                                                          ==========   ==========

   New retail units-same store (1) ....................      27,866       27,114        752       3%
                                                          ==========   ==========
   New retail units-actual ............................      29,094       27,114      1,980       7%
                                                          ==========   ==========

Used vehicle data:
   Retail gross profit-same store (1) .................   $  30,763    $  28,050    $ 2,713      10%
   Retail gross profit-acquisitions ...................         724         --
                                                          ----------   ----------
        Total used retail gross profit ................      31,487       28,050      3,437      12%

   Wholesale gross profit-same store (1) ..............          52         (805)       857     106%
   Wholesale gross profit-acquisitions ................         (25)        --
                                                          ----------   ----------
        Total wholesale gross profit ..................          27         (805)       832     103%
                                                          ----------   ----------
        Used vehicle gross profit, as reported ........   $  31,514    $  27,245    $ 4,269      16%
                                                          ==========   ==========

   Used retail units-same store (1) ...................      16,005       15,072        933       6%
                                                          ==========   ==========
   Used retail units-actual ...........................      16,520       15,072      1,448      10%
                                                          ==========   ==========

Parts, service and collision repair:
   Gross profit-same store (1) ........................   $  84,015    $  77,861    $ 6,154       8%
   Gross profit-acquisitions ..........................       1,498         --
                                                          ----------   ----------
        Parts, service and collision repair gross
          profit, as reported .........................   $  85,513    $  77,861    $ 7,652      10%
                                                          ==========   ==========

                                                           For the Three Months
                                                              Ended June 30,
                                                          -----------------------   Increase     %
(Dollars in thousands, except for per vehicle data)          2005         2004     (Decrease)  Change
                                                          ----------   ----------  ----------  ------
Finance and insurance, net:
   Platform gross profit-same store (1) ...............   $  38,715    $  35,547    $ 3,168       9%
   Platform gross profit-acquisitions .................       1,564         --
                                                          ----------   ----------
        Platform finance and insurance gross profit (2)      40,279       35,547      4,732      13%
   Gross profit-corporate .............................       1,367        1,906
                                                          ----------   ----------
        Finance and insurance gross profit, as reported   $  41,646    $  37,453    $ 4,193      11%
                                                          ==========   ==========

   Platform gross profit PVR-same store (1) ...........   $     882    $     843    $    39       5%
                                                          ==========   ==========
   Platform gross profit PVR-actual (2) ...............   $     883    $     843    $    40       5%
                                                          ==========   ==========
   Gross profit PVR-actual ............................   $     913    $     888    $    25       3%
                                                          ==========   ==========

Total gross profit:
   Same store (1) .....................................   $ 214,328    $ 199,699    $14,629       7%
   Corporate ..........................................       1,367        1,906
   Acquisitions .......................................       5,680         --
                                                          ----------   ----------
        Total gross profit, as reported ...............   $ 221,375    $ 201,605    $19,770      10%
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

         Gross profit increased 10% to $221.4 million for the three months ended June 30, 2005, from $201.6 million for the three months ended June 30, 2004. Same store gross profit increased 7% to $214.3 million for the three months ended June 30, 2005, compared to the three months ended June 30, 2004.

         Same store gross profit on new retail vehicle sales increased $1.5 million to $60.0 million for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The overall increase in same store gross profit on new retail vehicle sales was directly attributable to a 3% increase in unit sales. We expect that margins on new vehicles will continue to be under pressure for the foreseeable future, as the automotive manufacturers continue offer incentive programs and pricing promotions to contend with overcapacity in their factories.

         Same store gross profit on used vehicle retail sales increased $2.7 million to $30.8 million for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. Due to a strong market during the first part of the quarter, we were able to increase average gross profit dollars earned per vehicle retailed by 3% over the prior year period. In addition, the strength of the used vehicle market enabled us to generate a modest profit in our wholesale business, compared to a wholesale loss of $0.8 million for the three months ended June 30, 2004.

         Same store gross profit from fixed operations increased 8% to $84.0 million for the three months ended June 30, 2005, from $77.9 million for the three months ended June 30, 2004, resulting primarily from "customer pay" and warranty work.

         Same-store platform F&I PVR revenue increased 5% to $882 for the three months ended June 30, 2005, from $843 for the three months ended June 30, 2004. The increase in F&I PVR is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process and (iii) maturation of our corporate-sponsored programs. We anticipate that the positive trends in platform F&I PVR will continue in the future as we focus on improving F&I PVR levels at our lowest performing stores and continue to add new products.

Selling, General and Administrative Expenses-

         SG&A expenses increased $14.3 million to $170.6 million for the three months ended June 30, 2005, from $156.3 million for the three months ended June 30, 2004. SG&A expenses as a percentage of gross profit for the three months ended June 30, 2005, improved slightly to 77.0%, from 77.5% for the prior year period. SG&A expenses for the three months ended June 30, 2005, includes incremental rent of $2.3 million resulting from the refinancing of 20 of our dealerships using a sale-leaseback transaction early in the third quarter of

2004. Excluding rent expense from both periods, SG&A expenses as a percentage of gross profit decreased to 71.4% for the three months ended June 30, 2005, compared to 73.2% for the three months ended June 30, 2004. The improvement in SG&A expense as a percentage of gross profit, after adjusting for the incremental rent expense, was attributable to the reorganization of the company into regions largely completed during the first quarter of 2005, a strategic reduction in new vehicle advertising and lower insurance costs principally in the area of workman's compensation.

         Although there are many variables which impact the ratio of SG&A expenses as a percentage of gross profit, including the seasonality of the automotive retail business, we believe our regional reorganization demonstrates our commitment to reducing our fixed cost structure and, absent other factors, will result in a decrease in SG&A expenses as a percentage of gross profit in future periods. During the first six months of 2005 we incurred approximately $3.6 million in severance and other costs related to our regional reorganization. We expect to incur between $0.8 million and $1.0 million of additional reorganization costs during the remainder of 2005. Currently, we estimate that our regional reorganization will reduce SG&A expenses by approximately $5.0 million annually, beginning in 2006.

Depreciation and Amortization-

         Depreciation and amortization expense totaled $5.1 million for the three months ended June 30, 2005 and 2004, as depreciation and amortization expense related to property and equipment additions and dealership facilities purchased during 2004, were offset by reductions in property and equipment sold in a sale-leaseback transaction completed in the third quarter of 2004.

         We expect depreciation and amortization expense to increase in the future as we continue to upgrade our facilities, expand our service centers and acquire additional dealerships.

Other Income (Expense)-

         Floor plan interest expense increased $3.1 million to $8.0 million for the three months ended June 30, 2005, from $4.9 million for the three months ended June 30, 2004. The increase in floor plan interest expense over the prior year period is principally attributable to higher interest rates. We expect interest rates to continue to rise in the future.

         Other interest expense decreased $0.1 million to $10.1 million for the three months ended June 30, 2005, from $10.2 million for the three months ended June 30, 2004. The decrease was principally attributable to the repayment of $63.7 million of mortgage notes payable with the proceeds from a sale-leaseback transaction in the third quarter of 2004 and the repayment of approximately $29.0 million of variable rate mortgage notes payable during the six months ended June 30, 2005. We expect that our outstanding debt balances will remain relatively consistent for the near future, as we anticipate our next several acquisitions will be funded with our available cash. Fluctuations in other interest expense during the remainder of 2005 will be affected by potential changes in interest rates on $236.2 million of variable rate debt.

Income Tax Expense-

         Income tax expense increased $1.2 million to $10.5 million for the three months ended June 30, 2005, from $9.3 million for the three months ended June 30, 2004, due to a $2.7 million increase in income before income taxes for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. In addition, our effective tax rate for the six months ended June 30, 2005, was 37.5% compared to 36.8% for the six months ended June 30, 2004, as we received a state tax benefit of $0.2 million during the second quarter of 2004, which reduced our tax provision. As a result of operating nationally, our effective tax rate is dependent upon our geographic revenue mix, and we evaluate our effective tax rate periodically based on our revenue sources. We expect that our annual effective tax rate will be approximately 37.5% for the year ending December 31, 2005.

Discontinued Operations-

         During the three months ended June 30, 2005, we sold one dealership location (two franchises), and as of June 30, 2005, we were actively pursuing the sale of three dealership locations (five franchises) and real estate associated with one former dealership location. The $1.5 million loss from discontinued operations is attributable to the net loss on the sale of dealerships and real estate associated with one former dealership location during the quarter and the operating losses of the franchises mentioned above. The loss from discontinued operations for the three months ended June 30, 2004, of $1.3 million included the results of operations of the dealerships mentioned above; eleven dealership locations (fifteen franchises) that were sold or closed between April 1, 2004 and March 31, 2005; and the net loss on the sale of businesses during the three months ended June 30, 2004.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

         Net income increased $0.5 million to $25.6 million, or $0.78 per diluted share, for the six months ended June 30, 2005, from $25.1 million, or $0.77 per diluted share, for the six months ended June 30, 2004.

         Income from continuing operations increased $1.1 million to $28.0 million, or $0.85 per diluted share, for the six months ended June 30, 2005, from $26.9 million, or $0.82 per diluted share, for the six months ended June 30, 2004.

         The 2% increase in net income and 4% increase in income from continuing operations resulted from several factors, including: (i) increases in new and used vehicle sales volumes, (ii) an improvement in the average gross profit of used vehicles, (iii) substantial increases in our fixed operations gross profit,
(iv) significant increases in same store F&I revenue resulting from a combination of an increase in platform F&I PVR and an increase in new and used retail vehicle sales and (v) a significant improvement in our wholesale business. These factors were partially offset by the following: (i) margin pressure on new vehicle retail sales and (ii) increased floor plan expense due to rising interest rates.


Revenues-

                                                            For the Six Months
                                                              Ended June 30,
                                                          -----------------------   Increase     %
(Dollars in thousands)                                       2005         2004     (Decrease)  Change
                                                          ----------   ----------  ----------  ------
New vehicle data:
   Retail revenues-same store (1) .....................   $1,567,930   $1,467,999   $ 99,931      7%
   Retail revenues-acquisitions .......................       71,122         --
                                                          ----------   ----------
        Total new retail revenues .....................    1,639,052    1,467,999    171,053     12%

   Fleet revenues-same store (1) ......................       48,418       26,019     22,399     86%
   Fleet revenues-acquisitions ........................        1,492         --
                                                          ----------   ----------
        Total fleet revenues ..........................       49,910       26,019     23,891     92%
                                                          ----------   ----------
        New vehicle revenue, as reported ..............   $1,688,962   $1,494,018   $194,944     13%
                                                          ==========   ==========

   New retail units-same store (1) ....................       51,264       49,692      1,572      3%
                                                          ==========   ==========
   New retail units-actual ............................       53,997       49,692      4,305      9%
                                                          ==========   ==========

Used vehicle data:
   Retail revenues-same store (1) .....................   $  514,403   $  458,351   $ 56,052     12%
   Retail revenues-acquisitions .......................       17,528         --
                                                          ----------   ----------
        Total used retail revenues ....................      531,931      458,351     73,580     16%

   Wholesale revenues-same store (1) ..................      165,545      156,979      8,566      5%
   Wholesale revenues-acquisitions ....................        7,547         --
                                                          ----------   ----------
        Total wholesale revenues ......................      173,092      156,979     16,113     10%
                                                          ----------   ----------
        Used vehicle revenue, as reported .............   $  705,023   $  615,330   $ 89,693     15%
                                                          ==========   ==========

   Used retail units-same store (1) ...................       30,908       29,795      1,113      4%
                                                          ==========   ==========
   Used retail units-actual ...........................       32,027       29,795      2,232      7%
                                                          ==========   ==========

Parts, service and collision repair:
   Revenues-same store (1) ............................   $  313,819   $  283,933   $ 29,886     11%
   Revenues-acquisitions ..............................        8,877         --
                                                          ----------   ----------
        Parts, service and collision repair revenue, as
          reported ....................................   $  322,696   $  283,933   $ 38,763     14%
                                                          ==========   ==========

                                                            For the Six Months
                                                              Ended June 30,
                                                          -----------------------   Increase     %
(Dollars in thousands)                                       2005         2004     (Decrease)  Change
                                                          ----------   ----------  ----------  ------
Finance and insurance, net:
   Platform revenues-same store (1) ...................   $   73,487   $   65,225   $  8,262   13%
   Platform revenues-acquisitions .....................        3,277         --
                                                          ----------   ----------
        Platform finance and insurance revenue ........       76,764       65,225     11,539   18%
   Corporate revenues .................................        2,570        3,149
                                                          ----------   ----------
        Finance and insurance revenue, as reported ....   $   79,334   $   68,374   $ 10,960   16%
                                                          ==========   ==========

Total revenue:
   Same store (1) .....................................   $2,683,602   $2,458,506   $225,096    9%
   Corporate ..........................................        2,570        3,149
   Acquisitions .......................................      109,843         --
                                                          ----------   ----------
        Total revenue, as reported ....................   $2,796,015   $2,461,655   $334,360   14%
                                                          ==========   ==========

(1) Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

         Total revenues increased 14% to $2.8 billion for the six months ended June 30, 2005, from $2.5 billion for the six months ended June 30, 2004. Same store revenue grew 9% to $2.7 billion for the six months ended June 30, 2005, from $2.5 billion for the six months ended June 30, 2004.

         Same store new vehicle retail revenue grew $99.9 million, or 7%, during the first six months of 2005, compared to the first six months of 2004, reflecting a 3% increase in new retail unit sales and an increase in our sales mix toward luxury and mid-line import sales. Same store used vehicle retail revenue increased $56.1 million, or 12%, to $514.4 million on a 4% increase in unit sales and 8% increase in average selling price per vehicle retailed in the first six months of 2005, compared to the same period of 2004.

         Fixed operations revenue increased 14%, 11% on a same store basis, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Our warranty business continued its positive performance, driven by continued manufacturer recall programs and increased work on import brands, which typically generate higher revenues than domestic brands.

         Platform F&I increased $8.3 million to $73.5 million on a same store basis for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Corporate F&I revenue was $2.6 million for the six month periods ended June 30, 2005, compared to $3.1 million for the prior year period.

Gross Profit-

                                                            For the Six Months
                                                              Ended June 30,
                                                          -----------------------   Increase     %
(Dollars in thousands, except for per vehicle data)          2005         2004     (Decrease)  Change
                                                          ----------   ----------  ----------  ------
New vehicle data:
   Retail gross profit-same store (1) .................   $ 111,467    $ 109,268    $ 2,199       2%
   Retail gross profit-acquisitions ...................       4,868         --
                                                          ----------   ----------
        Total new retail gross profit .................     116,335      109,268      7,067       6%

   Fleet gross profit-same store (1) ..................       1,404        1,015        389      38%
   Fleet gross profit-acquisitions ....................          (4)        --
                                                          ----------   ----------
        Total fleet gross profit ......................       1,400        1,015        385      38%
                                                          ----------   ----------
        New vehicle gross profit, as reported .........   $ 117,735    $ 110,283    $ 7,452       7%
                                                          ==========   ==========

   New retail units-same store (1) ....................      51,264       49,692      1,572       3%
                                                          ==========   ==========
   New retail units-actual ............................      53,997       49,692      4,305       9%
                                                          ==========   ==========



                                                            For the Six Months
                                                              Ended June 30,
                                                          -----------------------   Increase     %
(Dollars in thousands, except for per vehicle data)          2005         2004     (Decrease)  Change
                                                          ----------   ----------  ----------  ------
Used vehicle data:
   Retail gross profit-same store (1) .................   $  59,150    $  55,179    $ 3,971       7%
   Retail gross profit-acquisitions ...................       1,720         --
                                                          ----------   ----------
        Total used retail gross profit ................      60,870       55,179      5,691      10%

   Wholesale gross profit-same store (1) ..............       1,125         (893)     2,018     226%
   Wholesale gross profit-acquisitions ................          13         --
                                                          ----------   ----------
        Total wholesale gross profit ..................       1,138         (893)     2,031     227%
                                                          ----------   ----------
        Used vehicle gross profit, as reported ........   $  62,008    $  54,286    $ 7,722      14%
                                                          ==========   ==========

   Used retail units-same store (1) ...................      30,908       29,795      1,113       4%
                                                          ==========   ==========
   Used retail units-actual ...........................      32,027       29,795      2,232       7%
                                                          ==========   ==========

Parts, service and collision repair:
   Gross profit-same store (1) ........................   $ 163,134    $ 149,761    $13,373       9%
   Gross profit-acquisitions ..........................       4,861         --
                                                          ----------   ----------
        Parts, service and collision repair gross
          profit, as reported .........................   $ 167,995    $ 149,761    $18,234      12%
                                                          ==========   ==========

Finance and insurance, net:
   Platform gross profit-same store (1) ...............   $  73,487    $  65,225    $ 8,262      13%
   Platform gross profit-acquisitions .................       3,277         --
                                                          ----------   ----------
        Platform finance and insurance gross profit (2)      76,764       65,225     11,539      18%
   Gross profit-corporate .............................       2,570        3,149
                                                          ----------   ----------
        Finance and insurance gross profit, as reported   $  79,334    $  68,374    $10,960      16%
                                                          ==========   ==========

   Platform gross profit PVR-same store (1) ...........   $     894    $     821    $    73       9%
                                                          ==========   ==========
   Platform gross profit PVR-actual (2) ...............   $     892    $     821    $    71       9%
                                                          ==========   ==========
   Gross profit PVR-actual ............................   $     922    $     860    $    62       7%
                                                          ==========   ==========

Total gross profit:
   Same store (1) .....................................   $ 409,767    $ 379,555    $30,212       8%
   Corporate ..........................................       2,570        3,149
   Acquisitions .......................................      14,735         --
                                                          ----------   ----------
        Total gross profit, as reported ...............   $ 427,072    $ 382,704    $44,368      12%
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

         Gross profit increased 12% to $427.1 million for the six months ended June 30, 2005, from $382.7 million for the six months ended June 30, 2004. Same store gross profit increased 8% to $409.8 million for the six months ended June 30, 2005, from $379.6 million for the six months ended June 30, 2004.

         Same store gross profit on new retail vehicle sales increased 2% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004 due to a 3% increase in unit sales.

         Same store gross profit on used vehicle retail sales increased 7% to $59.2 million for the six months ended June 30, 2005, from $55.2 million for the six months ended June 30, 2004, due to a strong used vehicle market in the during the first half of 2005.

         Same store gross profit from fixed operations increased 9% to $163.1 million for the six months ended June 30, 2005, from $149.8 million for the six months ended June 30, 2004, resulting primarily from increased "customer pay" and warranty work in both parts and service.

         Same-store platform F&I PVR revenue increased 9% to $894 for the six months ended June 30, 2005, from $821 for the six months ended June 30, 2004. The increase in F&I PVR is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process and (iii) maturation of our corporate-sponsored programs.

Selling, General and Administrative Expenses-

         For the six months ended June 30, 2005, SG&A expenses increased $37.7 million to $338.4 million, from $300.7 million for the six months ended June 30, 2004. SG&A expenses as a percentage of gross profit for the six months ended June 30, 2005 increased to 79.2%, from 78.6% for the six months ended June 30, 2004. Excluding the $3.6 million of reorganization costs, SG&A expenses as a percentage of gross profit for the six months ended June 30, 2005, improved to 78.4%, from 78.6% for the prior year period. In addition, SG&A expenses for the six months ended June 30, 2005, includes incremental rent of $4.6 million resulting from the refinancing of 20 of our dealerships using a sale-leaseback transaction in the third quarter of 2004. Excluding rent expense from both periods, as well as the previously discussed reorganization costs, SG&A expenses as a percentage of gross profit decreased to 72.5 % for the three months ended June 30, 2005, compared to 74.1% for the prior year period. The improvement in SG&A expense as a percentage of gross profit, after adjusting for reorganization costs and rent expense, was attributable to the reorganization of the company into regions, a reduction in advertising expense PVR and lower insurance costs principally in the area of workman's compensation.

Depreciation and Amortization-

         Depreciation and amortization expense increased $0.1 million to $10.0 million for the six months ended June 30, 2005, from $9.9 million for the six months ended June 30, 2004. The slight increase in depreciation and amortization was primarily related to the addition of property and equipment acquired during 2004 and 2005, offset by a reduction in property and equipment sold in sale-leaseback transactions completed during 2004 and 2005.

Other Income (Expense)-

         Floor plan interest expense increased $5.9 million to $15.0 million for the six months ended June 30, 2005, from $9.1 million for the six months ended June 30, 2004. This increase was attributable to higher average interest rates on our floor plan note payable.

         Other interest expense decreased $0.9 million to $19.6 million for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, as a result of our decision to repay approximately $29.0 million of our variable rate mortgage notes payable during 2005.

Income Tax Provision-

         Income tax expense increased $0.9 million to $16.8 million for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, due, in part, to the $2.0 million increase in income from continuing operations before taxes for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. In addition, our effective tax rate for the six months ended June 30, 2005, was 37.5% compared to 37.1% for the six months ended June 30, 2004.

Discontinued Operations-

         During the six months ended June 30, 2005, we sold two dealership locations (four franchises), and as of June 30, 2005, we were actively pursuing the sale of three dealership locations (five franchises) and real estate associated with one former dealership location. The $2.3 million loss from discontinued operations is attributable to the net gain on sale of dealerships and real estate associated with one former dealership location sold during the six months ended June 30, 2005, and the operating losses of the franchises mentioned above. The loss from discontinued operations for the six months ended June 30, 2004, of $1.8 million includes the net operating losses of the dealerships mentioned above; ten dealership locations (fourteen franchises), that were sold during 2004, and the net loss on the sale of businesses during the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of June 30, 2005, our funds generated through future operations and the funds available for borrowings under our committed credit facility, floor plan financing agreements, mortgage notes payable and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions and any seasonal operating requirements for the foreseeable future.

         As of June 30, 2005, we had cash and cash equivalents of $11.0 million and working capital of $287.1 million. In addition, we had $145.0 million available for borrowings under our committed credit facility for working capital, general corporate purposes and acquisitions.

Committed Credit Facility

         On March 23, 2005, we entered into a committed credit facility (the "Committed Credit Facility") with JPMorgan Chase, N.A., 17 other financial institutions (the "Syndicate") and Ford Motor Credit Corporation ("FMCC"), collectively the Lenders. Concurrently with entering into the Committed Credit Facility we terminated our First Amended and Restated Credit Agreement with FMCC, General Motors Acceptance Corporation ("GMAC") and DaimlerChrysler Financial Services North America LLC. The Committed Credit Facility provides us with $650.0 million of new and used vehicle inventory financing ("Floor Plan Tranche") and $150.0 million of working capital borrowing capacity ("Working Capital Tranche"). In addition, FMCC and GMAC have committed $150.0 million and $100.0 million, respectively, of floor plan financing outside of the Syndicate to finance inventory at our "Ford Family" (Ford, Lincoln Mercury, Mazda, Volvo, Jaguar and Land Rover) and General Motors' dealerships. In total, these commitments give us $150.0 million of working capital borrowing capacity and $900.0 million of floor plan borrowing capacity.

         During the three months ended June 30, 2005, we borrowed $15.0 million from our Committed Credit Facility, of which $8.2 million was used for the purchase of real estate on which two of our dealerships are located. The remainder of the borrowings was used for general corporate purposes. During the three months ended June 30, 2005, we repaid $10.0 million of the amounts borrowed from our Committed Credit Facility and subsequent to the end of the quarter we repaid the remaining $5.0 million.

Floor Plan Financing-

         We finance substantially all of our new vehicle inventory and a portion of our used vehicle inventory. As of June 30, 2005, total borrowing capacity under the floor plan financing agreements with our vehicle floor plan providers totaled $900.0 million. In addition, as of June 30, 2005, we had total borrowing capacity of $32.2 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of June 30, 2005, we had $613.1 million outstanding under all our floor plan financing agreements.

Acquisitions and Acquisition Financing-

         During the second quarter of 2005, we acquired one dealership location (one franchise) in Arkansas for a total purchase price of $5.2 million, of which $4.7 million was paid in cash through the use of our working capital, with the remaining $0.5 million representing the fair value of future payments. We estimate annual revenues of the acquired franchises will total approximately $35.0 million, based on historical performance. We plan to use our available cash, borrowings under our Committed Credit Facility or proceeds from future sale-leaseback transactions to finance future acquisitions.

Sale-Leaseback Transactions

         During the six months ended June 30, 2005, we completed two sale-leaseback transactions, which resulted in the sale of approximately $15.7 million of real estate and construction improvements and the commencement of long-term operating leases for the assets sold.

Debt Covenants-

         We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) an adjusted current ratio of at least 1.2 to 1, of which our ratio was approximately 1.5 to 1 as of June 30, 2005; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was approximately
1.5 to 1 as of June 30, 2005; (iii) an adjusted leverage ratio of not more than
4.5 to 1, of which our ratio was approximately 3.6 to 1 as of June 30, 2005 and
(iv) a minimum adjusted net worth of not less than $350.0 million, of which our adjusted net worth was approximately $464.3 million as of June 30, 2005. A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was approximately 1.4 to 1 as of June 30, 2005 and (ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was approximately 2.8 to 1 as of June 30, 2005. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant's lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of June 30, 2005, we were in compliance with all our debt and lease agreement covenants.

Cash Flows for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Operating Activities-

         Net cash provided by operating activities totaled $43.4 million and $4.7 million for the six months ended June 30, 2005, and 2004, respectively. Cash flow from operating activities includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory.

         The increase in our cash flow from operating activities for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, was primarily attributable to (i) the timing of collection of accounts receivable,
(ii) the timing of inventory purchases resulting from changes in the equity of our inventory and increased sales activity in June 2005 compared to June 2004, which caused contracts-in-transit to increase compared to June of last year and
(iii) timing of payments of accounts payable and accrued liabilities and timing differences in prepaid assets and other assets and liabilities.

         As of June 30, 2005, we had approximately $64.7 million of equity in our vehicle inventory (vehicle inventory in excess of floor plan borrowings), as compared to $66.2 million as of December 31, 2004. Had we maintained the same level of equity in our vehicle inventory as of June 30, 2005 as we had as of December 31, 2004, our cash flow from operations for the six months ended June 30, 2005, would have increased by approximately $2.1 million. As of June 30, 2004, we had approximately $30.0 million of equity in our vehicle inventory, as compared to $5.7 million as of December 31, 2003. Had we maintained the same level of equity in our vehicle inventory as of June 30, 2004 as we had as of December 31, 2003, our cash flow from operations for the six months ended June 30, 2004 would have improved by approximately $23.3 million.

Investing Activities--

         Net cash used in investing activities totaled $34.7 million and $94.4 million for the six months ended June 30, 2005 and 2004, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction advances from lessors in connection with our sale-leaseback agreements.

         Capital expenditures were $35.2 million and $34.5 million for the six months ended June 30, 2005 and 2004, respectively, of which $18.2 million and $16.1 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the six months ended June 30, 2005 and 2004, respectively. Our capital investments consisted of upgrades of our existing facilities and construction of new facilities. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. During the six months ended June 30, 2005 and 2004, we received $2.6 million and $9.5 million, respectively, in construction advances from lessors in connection with our sale-leaseback agreements. We expect that capital expenditures during 2005 will total between $80.0 million and $90.0 million, of which we intend to finance between 60% and 70% principally through sale-leaseback agreements.

         Cash used for acquisitions totaled $4.7 million and $71.6 million for the six months ended June 30, 2005 and 2004, respectively. We anticipate that we will spend between $25.0 million to $50.0 million on acquisitions in 2005.

         Proceeds from the sale of discontinued operations totaled $2.8 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities--

         Net cash used in financing activities totaled $25.8 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, proceeds from borrowings amounted to $20.7 million and $3.9 million, which was used to finance construction on our dealership facilities and general corporate purposes. In addition, we incurred $4.9 million of debt issuance costs associated with our Committed Credit Facility.

         During the six months ended June 30, 2005 and 2004, we repaid debt of $42.0 million and $6.8 million, respectively. During the six months ended June 30, 2005, we repaid $30.7 million of our outstanding mortgage notes payable the majority of which resulted from our decision to repay approximately $29.0 million of our variable rate mortgage notes payable.

Off-Balance Sheet Transactions

         We had no material off-balance sheet transactions during the periods presented other than those disclosed in Note 13 of our consolidated financial statements.

Stock Repurchase Restrictions

         Pursuant to the indentures governing our 9% Senior Subordinated Notes due 2012, our 8% Senior Subordinated Notes due 2014 and our Committed Credit Facility, our ability to repurchase shares of our common stock is limited. As of June 30, 2005, our ability to repurchase shares was limited to an aggregate purchase price of $29.6 million due to these restrictions. We did not repurchase any shares of our common stock during 2005 or 2004.

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

Inventories--

         Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the "first-in, first-out" method ("FIFO") to account for our parts inventories. We maintain a reserve for specific inventory vehicles where cost basis exceeds fair value and for parts that we believe are excess or obsolete. In assessing lower of cost or market for new vehicles, we primarily consider the aging of vehicles and loss histories, along with the timing of annual and model changeovers. The assessment of lower of cost or market for used vehicles considers recent data and trends such as loss histories, current aging of the inventory and current market conditions. The assessment of excess and obsolete parts considers the sales activity of specific parts over the last twelve months. These reserves were $4.4 million and $4.9 million as of June 30, 2005 and December 31, 2004, respectively.

Notes Receivable--Finance Contracts--

         As of June 30, 2005 and December 31, 2004, we had outstanding notes receivable from finance contracts of $30.4 million and $30.9 million, respectively (net of an allowance for credit losses of $4.6 million and $6.3 million, respectively). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve.

F&I Chargeback Reserve--

         We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back ("chargebacks") for finance, insurance or vehicle service contract commissions in the event a contract is terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. These reserves were $12.0 million as of June 30, 2005 and December 31, 2004.

Equity-Based Compensation--

         We account for stock-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB Opinion No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An amendment of FASB Statement No. 123." See also "Recent

Accounting Pronouncements" below for a discussion of the impact on our financial statements from the adoption of SFAS No. 123 (revised 2004), "Share-based Payment."

Goodwill and Other Intangible Assets--

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We test these assets for impairment at least annually, or more frequently if any event occurs or circumstances change that indicate possible impairment. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers' brand names. Goodwill is allocated at the entity level and manufacturer franchise rights are allocated to each individual dealership franchise, respectively. Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each franchise.

         Upon adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," on January 1, 2002, we determined that each of our platforms qualified as a reporting unit since we operate in one segment, our platforms are one level below our corporate level, discrete financial information existed for each platform and the management of each platform directly reviewed the platform's performance. In late 2004, we began the process of reorganizing our platforms into four regions. Within this more streamlined structure, we will evaluate our operations and financial results by dealership in the aggregate, rather than by platform. The general managers, with direction from a centralized management team, including corporate and regional management, will continue to have the independence and flexibility to respond effectively to local market conditions. Based on the changes in our management, operational and reporting structure during the first quarter of 2005, we evaluate goodwill at the operating segment level.

         We review goodwill and indefinite lived manufacturer franchise rights for impairment annually on October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the related fair market value of our underlying businesses or entity.

         All other intangible assets are deemed to have definite lives and are amortized on a straight-line basis over the life of the asset ranging from 3 to 15 years and are tested for impairment when circumstances indicate that the carrying value of the asset might be impaired.

Accrued Expenses--

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-based Payment." This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (revised 2004) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123 (revised 2004). Registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule allows companies to implement SFAS No 123 (Revised
2004) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We are currently evaluating the effect of this statement on our consolidated financial statements and related disclosures.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Platform Finance and Insurance Gross Profit PVR-

         We evaluate our finance and insurance gross profit performance on a Per Vehicle Retailed ("PVR") basis by dividing our total finance and insurance gross profit by the number of retail vehicles sold. During 2003, our corporate office renegotiated a contract with one of our third party finance and insurance product providers, which resulted in the recognition of revenue during the three and six months ended June 30, 2005 and 2004, that was attributable to retail vehicles sold during prior periods. We believe that platform finance and insurance, which excludes the additional revenue derived from this contract, provides a more accurate measure of our finance and insurance operating performance.

         The following table reconciles finance and insurance gross profit to platform finance and insurance gross profit, and provides the necessary components to calculate platform finance and insurance gross profit PVR:

                                                          For the Three Months
                                                              Ended June 30,
                                                          ---------------------
(In thousands, except for unit and per vehicle data)        2005        2004
                                                          ---------   ---------
Reconciliation of Finance and Insurance Gross Profit
  to Platform Finance and Insurance Gross
  Profit:
  Finance and insurance gross profit, net (as reported)   $ 41,646    $ 37,453
    Less: Corporate finance and insurance gross profit      (1,367)     (1,906)
                                                          --------    --------
  Platform finance and insurance gross profit .........   $ 40,279    $ 35,547
                                                          ========    ========

Platform finance and insurance gross profit PVR .......   $    883    $    843
                                                          ========    ========

Retail units sold:
  New retail units ....................................     29,094      27,114
  Used retail units ...................................     16,520      15,072
                                                          --------    --------
  Total ...............................................     45,614      42,186
                                                          ========    ========


                                                           For the Six Months
                                                              Ended June 30,
                                                          ---------------------
(In thousands, except for unit and per vehicle data)        2005        2004
                                                          ---------   ---------
Reconciliation of Finance and Insurance Gross Profit
  to Platform Finance and Insurance Gross
  Profit:
  Finance and insurance gross profit, net (as reported)   $ 79,334    $ 68,374
    Less: Corporate finance and insurance gross profit      (2,570)     (3,149)
                                                          --------    --------
  Platform finance and insurance gross profit .........   $ 76,764    $ 65,225
                                                          ========    ========

Platform finance and insurance gross profit PVR .......   $    892    $    821
                                                          ========    ========

Retail units sold:
  New retail units ....................................     53,997      49,692
  Used retail units ...................................     32,027      29,795
                                                          --------    --------
  Total ...............................................     86,024      79,487
                                                          ========    ========

Adjusted SG&A Expense-

         Our operating income was largely impacted by reorganization costs incurred during the first six months of 2005 and incremental rent expense associated with a sale-leaseback transaction that was entered into in the third quarter of 2004. During the first six months of 2005, we incurred severance costs of $3.6 million associated with the reorganization of our regional structure. We believe that excluding the reorganization costs and rent expense from the selling, general and administrative expense provides a more meaningful basis to measure the results of our operations compared to that of the prior year period. A reconciliation of our adjusted selling, general and administrative expense is presented below.
                                                          For the Three Months
                                                              Ended June 30,
                                                          ---------------------
                                                            2005        2004
                                                          ---------   ---------
Reconciliation of SG&A Expense to Adjusted SG&A Expense:
   SG&A expense ........................................  $170,551    $156,332
   Less:  Rent expense .................................   (12,544)     (8,811)
                                                          --------    --------
   Adjusted SG&A expense ...............................  $158,007    $147,521
                                                          ========    ========

   Gross Profit ........................................  $221,375    $201,605
                                                          ========    ========

   Adjusted SG&A expense as a percentage of Gross Profit     71.4%       73.2%
                                                          ========    ========

                                                           For the Six Months
                                                              Ended June 30,
                                                          ---------------------
                                                            2005        2004
                                                          ---------   ---------
Reconciliation of SG&A Expense to Adjusted SG&A Expense:
   SG&A expense ........................................  $338,358    $300,694
   Less:  Reorganization costs .........................    (3,566)       --
                                                          --------    --------
   SG&A, net of reorganization costs ...................   334,792     300,694

   Less:  Rent expense .................................   (25,299)    (16,993)
                                                          --------    --------
   Adjusted SG&A expense ...............................  $309,493    $283,701
                                                          ========    ========

   Gross Profit ........................................  $427,072    $382,704
                                                          ========    ========

   SG&A, net of reorganization costs, as a percentage
      of Gross Profit ..................................     78.4%       78.6%
                                                          ========    ========

   Adjusted SG&A expense as a percentage of Gross
      Profit ...........................................     72.5%       74.1%
                                                          ========    ========


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

         We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $236.2 million of variable rate long-term debt (including the current portion) outstanding at June 30, 2005, a 1% change in interest rates would result in a change of approximately $2.4 million to our annual other interest expense. Conversely, based on fixed-rate debt of $273.6 million a 1% change in interest would mean we would not experience the impact of a $2.7 million change in interest expense. Based on floor plan amounts outstanding at June 30, 2005, a 1% change in the interest rates would result in a change of approximately $6.1 million to annual floor plan interest expense.

         We received $14.0 million of interest credit assistance from certain automobile manufacturers during the six months ended June 30, 2005. Interest credit assistance reduced new vehicle cost of sales for the six months ended June 30, 2005 by $13.7 million and reduced new vehicle inventory by $4.2 million and $3.9 million as of June 30, 2005 and December 31, 2004, respectively. Although we can provide no assurance as to the amount of future interest credit assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Interest Rate Hedges

         We have entered into two forward interest rate swaps with a combined notional principal amount of $170.0 million, which will provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. The swap agreements were designated and qualify as cash flow hedges of our variable rate floor plan notes payable and will contain minor ineffectiveness. As of June 30, 2005 and December 31, 2004, the swaps had a fair value of $12.3 million and $7.1 million, respectively, and are included in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets

         We have entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our 8% Senior Subordinated Notes due 2014 and did not contain any ineffectiveness. As a result our 8% Senior Subordinated Notes due 2014 have been written down by the fair value of the related swap. As of June 30, 2005 and December 31, 2004, the swap agreement had a fair value of $0.4 million and $2.7 million, respectively, and is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

         We have entered into an interest rate swap agreement with a notional principal amount of $15.2 million as a hedge against future changes in the interest rate of our variable rate mortgage notes payable. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of June 30, 2005 and December 31, 2004, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

Item 4. Controls and Procedures

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures (i) were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and (ii) were effective.

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

                                       ---


                           Forward-Looking Statements

         This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and projections regarding our financial position, results of operations, market position, product development and business strategy. These statements are based on management's current expectations and involve significant risks and uncertainties that may cause results to differ materially from those set forth in the statements. These risks and uncertainties include, among other things:

      o   market factors;

      o   our relationships with vehicle manufacturers and other suppliers;

      o   risks associated with our substantial indebtedness;

      o   risks related to pending and potential future acquisitions;

      o   general economic conditions both nationally and locally; and

      o   governmental regulations and legislation.

         There can be no guarantees that our plans for future operations will be successfully implemented or that they will prove to be commercially successful. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The results of the votes cast at the Company's Annual Meeting on April 28, 2005 were as follows:

        Election of Class I Directors:

                                           For             Withheld

          Timothy C. Collins               27,919,315      3,304,680
          Kenneth B. Gilman                30,989,588        234,407
          Vernon E. Jordan, Jr.            27,919,115      3,304,880
          Thomas F. McLarty, III           30,946,203        277,792

        Ratification of appointment of Deloitte & Touche L.L.P. as independent public accountants for 2005:

          For                                             31,217,012
          Against                                              1,240
          Abstain                                              5,743


Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

 10.1     1999 Stock Option Plan, as amended.

 10.2     Severance Pay Agreement of Charles B. Tomm, dated as of June 10, 2005.

 10.3     Compensation Plan of Charles B. Tomm

 31.1 Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

 31.2 Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

 32.1     Certificate of Chief Executive Officer pursuant to Rule
          13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

 32.2     Certificate of Chief Financial Officer pursuant to Rule
          13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Asbury Automotive Group, Inc.
                             (Registrant)


Date: August 4, 2005         By:   /s/ KENNETH B. GILMAN
                                   --------------------------------------------
                             Name: Kenneth B. Gilman
                             Title: Chief Executive Officer and President


Date: August 4, 2005         By:   /s/ J. GORDON SMITH
                                   --------------------------------------------
                             Name: J. Gordon Smith
                             Title:  Senior Vice President and Chief Financial
                                     Officer
                                     (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number    Description of Documents
------    ------------------------

10.1      1999 Stock Option Plan, as amended.

10.2      Severance Pay Agreement of Charles B. Tomm, dated as of June 10, 2005.

10.3      Compensation Plan of Charles B. Tomm

31.1 Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

31.2 Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

32.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/ 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

32.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/ 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.