Form 10-Q
period 2005-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2005-11-10
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-31262

ASBURY AUTOMOTIVE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	01-0609375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

622 Third Avenue, 37th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of November 7, 2005, was 32,826,289 (net of 1,586,587 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.
INDEX

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,998	$28,093
Contracts-in-transit	81,961	105,360
Restricted investments	909	1,645
Accounts receivable (net of allowance of $1,057 and $2,073, respectively)	143,149	148,196
Inventories	623,444	761,557
Deferred income taxes	15,570	15,576
Prepaid and other current assets	57,950	56,831
Assets held for sale	60,538	26,248
Total current assets	1,009,519	1,143,506

PROPERTY AND EQUIPMENT, net	206,900	195,788
GOODWILL	467,188	461,650
RESTRICTED INVESTMENTS, net of current portion	3,932	2,478
OTHER LONG-TERM ASSETS	94,642	94,537
Total assets	$1,782,181	$1,897,959

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable – manufacturer affiliated	$135,834	$293,048
Floor plan notes payable – non-manufacturer affiliated	363,104	357,900
Current maturities of long-term debt	24,407	33,880
Accounts payable	54,191	53,078
Accrued liabilities	103,635	89,066
Liabilities associated with assets held for sale	32,891	20,538
Total current liabilities	714,062	847,510

LONG-TERM DEBT	473,818	492,536
DEFERRED INCOME TAXES	39,991	40,360
OTHER LONG-TERM LIABILITIES	28,668	35,821
COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 90,000,000 shares authorized 34,398,104 and 34,163,759 shares issued, including shares held in treasury, respectively	344	342
Additional paid-in capital	416,494	413,094
Retained earnings	128,484	87,905
Treasury stock, at cost; 1,586,587 shares held	(15,032)	(15,032)
Accumulated other comprehensive loss	(4,648)	(4,577)
Total shareholders’ equity	525,642	481,732
Total liabilities and shareholders’ equity	$1,782,181	$1,897,959

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
New vehicle	$878,323	$789,241	$2,501,669	$2,220,780
Used vehicle	361,889	303,447	1,035,201	887,037
Parts, service and collision repair	167,789	148,580	482,801	425,081
Finance and insurance, net	40,434	36,024	115,642	99,353
Total revenues	1,448,435	1,277,292	4,135,313	3,632,251

COST OF SALES:
New vehicle	816,952	734,204	2,327,426	2,060,964
Used vehicle	329,440	279,534	943,839	813,065
Parts, service and collision repair	82,013	71,877	233,881	203,111
Total cost of sales	1,228,405	1,085,615	3,505,146	3,077,140

GROSS PROFIT	220,030	191,677	630,167	555,111

OPERATING EXPENSES:
Selling, general and administrative	170,506	153,290	493,289	437,979
Depreciation and amortization	4,945	4,432	14,434	13,757
Income from operations	44,579	33,955	122,444	103,375

OTHER INCOME (EXPENSE):
Floor plan interest expense	(6,598)	(4,867)	(20,745)	(13,698)
Other interest expense	(10,317)	(8,632)	(30,188)	(29,028)
Interest income	275	223	763	597
Other income, net	29	205	481	413
Total other expense, net	(16,611)	(13,071)	(49,689)	(41,716)
Income before income taxes	27,968	20,884	72,755	61,659

INCOME TAX EXPENSE	10,488	7,831	27,283	22,945
INCOME FROM CONTINUING OPERATIONS	17,480	13,053	45,472	38,714
DISCONTINUED OPERATIONS, net of tax	(2,527)	(937)	(4,893)	(1,486)

NET INCOME	$14,953	$12,116	$40,579	$37,228

EARNINGS PER COMMON SHARE:
Basic	$0.46	$0.37	$1.24	$1.15
Diluted	$0.45	$0.37	$1.24	$1.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,737	32,540	32,644	32,482
Diluted	33,032	32,647	32,847	32,675

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$40,579	$37,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	14,434	13,757
Depreciation and amortization from discontinued operations	1,361	2,034
Amortization of deferred financing fees	1,606	1,231
Change in allowance for doubtful accounts	(1,016)	(723)
Loss on sale of discontinued operations, net	416	737
Other adjustments	5,195	12,131
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Contracts-in-transit	23,399	4,703
Accounts receivable	(6,438)	(37,245)
Proceeds from the sale of accounts receivable	12,390	14,222
Inventories	132,676	(14,228)
Prepaid and other current assets	(20,999)	(21,749)
Floor plan notes payable – manufacturer affiliated	(160,028)	(37,039)
Accounts payable and accrued liabilities	2,381	19,245
Other long-term assets and liabilities	4,336	(2,051)
Net cash provided by (used in) operating activities	50,292	(7,747)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures – non-financed	(26,598)	(36,193)
Capital expenditures – financeable	(24,355)	(20,397)
Construction advances associated with sale-leaseback agreements	4,127	10,088
Acquisitions	(9,282)	(71,594)
Proceeds from the sale of assets	5,109	4,046
Other	1,829	813
Net cash used in investing activities	(49,170)	(113,237)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan notes payable – non-manufacturer affiliated	25,178	(15,192)
Proceeds from borrowings	23,266	21,606
Repayments of debt	(49,748)	(90,316)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	114,873
Payments of debt issuance costs	(4,975)	—
Proceeds from the exercise of stock options	3,062	1,557
Net cash (used in) provided by financing activities	(3,217)	32,528
Net decrease in cash and cash equivalents	(2,095)	(88,456)

CASH AND CASH EQUIVALENTS, beginning of period	28,093	106,711
CASH AND CASH EQUIVALENTS, end of period	$25,998	$18,255

See Note 12 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  DESCRIPTION OF BUSINESS

Asbury Automotive Group, Inc. is a national automotive retailer, operating 94 dealership locations (129 franchises) in 23 metropolitan markets as of September 30, 2005. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 22 collision repair centers that serve our markets.

Our retail network is organized into principally four regions and includes eleven dealership groups, each marketed under different local brands: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon, our Spirit dealerships operating primarily in Los Angeles, California and our Northern California Dealerships operating in Sacramento and Fresno, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas.)  Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations.

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

Certain information in the Consolidated Statement of Cash Flows has been reclassified for all periods presented.  The floor plan notes payable reclassification is related to concerns raised by the staff of the U.S. Securities and Exchange Commission.  Previously, the Company reported all cash flow activity relating to floor plan notes payable as operating cash flows.  Cash flows from floor plan notes payable associated with a party other than an affiliated captive finance company of the vehicle manufacturer, including all floor plan notes payable relating to pre-owned vehicles, have been reclassified from operating activities to financing activities.  In addition, we reclassified construction advances associated with sale-leaseback agreements from financing activities to investing activities, which is the preferred presentation from a selection of alternatives.  The following table presents the effects of these reclassifications and other reclassifications on the prior year Consolidated Statement of Cash Flows, consistent with the nine months ended September 30, 2005 presentation.

For the Nine Months Ended September 30,
(In thousands)	2004
Cash flow from operating activities – previously reported	$(26,203)
Floor plan notes payable – non-manufacturer affiliated	15,192
Other	3,264
Cash flow from operating activities – revised	$(7,747)

Cash flow from investing activities – previously reported	$(123,325)
Construction advances associated with sale-leaseback agreements	10,088
Cash flow from investing activities – revised	$(113,237)

Cash flow from financing activities – previously reported	$61,072
Floor plan notes payable – non-manufacturer affiliated	(15,192)
Construction advances associated with sale-leaseback agreements	(10,088)
Other	(3,264)
Cash flow from financing activities – revised	$32,528

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the interim consolidated financial statements as of September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004 have been included.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.  Our interim consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2004, have been reclassified to reflect the status of our discontinued operations as of September 30, 2005.

Revenue Recognition

Revenue from the sale of new and used vehicles is recognized upon delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts, service and collision repair is recognized upon delivery of parts to the customer or at the time vehicle service or repair work is completed. Manufacturer incentives and rebates, including manufacturer holdbacks and floor plan interest assistance, are recognized as a reduction of new vehicle cost of sales when earned, generally at the time the related vehicles are sold.

We receive commissions from extended service and insurance providers for the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated by the customer. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and vehicle service contract commissions, net of estimated chargebacks, are included in Finance and insurance, net in the accompanying Consolidated Statements of Income.

Goodwill and Other Intangible Assets

Our retail network is organized into principally four regions and includes eleven dealership groups.  We evaluate our operations and financial results by dealership in the aggregate. The general managers, with direction from a centralized management team, including corporate and regional management, implement strategic initiatives while maintaining their ability to respond effectively to local market conditions.  Based on our management, operational and reporting structure we operate in one segment and therefore we evaluate goodwill at the total company level.

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

The following table illustrates the effect on net income and net income per common share (basic and diluted) had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123 “Accounting for Stock-Based Compensation”:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income	$14,953	$12,116	$40,579	$37,228
Adjustments to net income:
Stock-based compensation expense included in net income, net of tax	—	3	1	86
Pro forma stock-based compensation expense, net of tax	(669)	(1,410)	(2,009)	(4,012)
Pro forma net income	$14,284	$10,709	$38,571	$33,302

Net income per common share—basic (as reported)	$0.46	$0.37	$1.24	$1.15

Net income per common share—diluted (as reported)	$0.45	$0.37	$1.24	$1.14

Pro forma net income per common share—basic	$0.44	$0.33	$1.18	$1.03

Pro forma net income per common share—diluted	$0.43	$0.33	$1.17	$1.02

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Risk free interest rate	4.2%	3.1%	3.8%	3.3%
Expected life of options	4 years	4 years	4 years	4 years
Expected stock price volatility	44%	50%	45%	51%
Expected dividend yield	N/A	N/A	N/A	N/A

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

Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets. The changes in fair value of the effective portion of “cash flow” hedges are reported as a component of accumulated other comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) are reclassified to interest expense to the extent the hedge becomes ineffective.  The change in fair value of “fair value” hedges are recorded as a component of interest expense.  Changes in the fair value of the associated hedged exposures (senior subordinated notes) are also recorded as a component of interest expense.

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps which are designed to reflect the critical terms of the defined hedged exposures.  Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Consolidated Statements of Income. We recognized no ineffectiveness during the three months ended September 30, 2005 and during the three and nine months ended September 30, 2004, and minor ineffectiveness during the nine months ended September 30, 2005.

Statements of Cash Flows –

We finance the acquisition of our new vehicle inventory through (i) an arrangement with Ford Motor Credit Company (“FMCC”) under which we finance all purchases of new Ford vehicles; (ii) an arrangement with General Motors Acceptance Corporation (“GMAC”) under which we finance all purchases of new General Motors vehicles; and (iii) an arrangement with a syndicate of lenders, led by JPMorgan Chase, N.A., to provide floor plan financing for all other new vehicle purchases (the “Committed Credit Facility”).

Historically, we have classified the net borrowings and repayments of floor plan notes payable as an operating activity on the statement of cash flows, as we viewed floor plan borrowings as an integral part of our operations; however, based on comments from the U.S. Securities and Exchange Commission to registrants in the automotive retail industry, we will present net borrowings and repayments on floor plan notes payable from parties other than the captive finance company affiliated with the manufacturer of the purchased vehicle, as a financing activity.  We will continue to show net borrowings under our floor plan agreements with FMCC and GMAC for the purchase of inventory from their respective manufacturing affiliate as an operating activity.  All borrowings under our Floor Plan Tranche of the Committed Credit Facility will be shown as a net financing activity.

During the nine months ended September 30, 2004, we borrowed from our floor plan facilities with FMCC, GMAC and DaimlerChrysler Financial Services for the purchase of inventory for our dealerships that were not owned by the manufacturing affiliate of the respective captive finance company. As a result, we are reclassifying $15.2 million of net floor plan activity from operating activities to financing activities.

The net change in used vehicle floor plan financing is reflected as a financing activity in the accompanying Consolidated Statements of Cash flows.  We acquire our used vehicle inventory through the acceptance of vehicle trade-ins in connection with the sale of new vehicles and with available cash for used vehicles purchased at auctions.  Subsequent to the acquisition of used vehicle inventory, depending upon our liquidity position, we may decide to obtain floor plan financing for these used vehicles.  As a result, we classify used vehicle floor plan financing as a financing activity in the accompany Consolidated Statement of Cash Flows.

Construction advances from third parties in connection with sale-leaseback agreements for the construction of new dealership facilities or leasehold improvements to our dealership facilities are included in investing activities in the accompanying Consolidated Statements of Cash Flows, which is the preferred presentation from a selection of alternatives.

Financeable capital expenditures include all expenditures that we have financed during the reporting period or intend to finance in future reporting periods through sale-leaseback transactions or mortgage financing.  In addition, in anticipation of the sale of two of our dealerships, we purchased the real estate on which each dealership is located for approximately $8.2 million and the buyers of these dealerships have agreed to purchase the real estate from us for $8.2 million.  We have classified this transaction as a financeable capital expenditure in the accompanying Consolidated Statement of Cash Flows.  Non-financed capital expenditures include all capital expenditures that are not included in financeable capital expenditures.

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005.  We currently capitalize rent incurred during the construction period and amortize the costs over the lease term.  We will adopt the provisions of FSP No. FAS 13-1 as of January 1, 2006 and begin expensing all rent incurred during the construction period.  We do not expect FSP No. FAS 13-1 to have a material effect on our consolidated financial statements.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.”  The consensus reached is that leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement.  We have adopted the provisions of EITF No. 05-6 and are amortizing leasehold improvements over the lesser of the useful life or the lease term, including reasonably assured renewal periods.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle.  APB Opinion No. 20 and SFAS No. 3 previously required that a voluntary change in an accounting principle be recognized through a cumulative effect in net income in the period of change.  SFAS No. 154 is effective for reporting periods beginning after December 15, 2005.  We do not expect SFAS No. 154 to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment.”  This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (revised 2004) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123 (revised 2004).  Registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after September 15, 2005.  The Commission’s new rule allows companies to implement SFAS No. 123 (Revised 2004) at the beginning of their next fiscal year, instead of the next reporting period, that begins after September 15, 2005. We are currently evaluating the effect of this statement on our consolidated financial statements and related disclosures.

3.  INVENTORIES

Inventories consist of the following:

(In thousands)	September 30, 2005	December 31, 2004

New vehicles	$475,655	$619,098
Used vehicles	106,463	98,071
Parts and accessories	41,326	44,388
Total inventories	$623,444	$761,557

The lower of cost or market reserves for inventory totaled $4.8 million and $4.9 million as of September 30, 2005 and December 31, 2004, respectively.  In addition to the inventories shown above, we have $41.5 million and $7.8 million of inventory as of September 30, 2005 and December 31, 2004, respectively, classified as Assets Held for Sale on the accompanying Consolidated Balance Sheets as they are associated with franchises held for sale.

4.  ACQUISITIONS

During the nine months ended September 30, 2005, we acquired two franchises (one dealership location) for an aggregate purchase price of $5.9 million, of which $5.3 million was paid in cash through the use of available funds and $0.6 million represented the fair value of future payments.  In addition to the franchises mentioned above, we acquired one franchise with $4.0 million in cash and the exchange of two of our franchises valued at $1.5 million.  During the nine months ended September 30, 2004, we acquired six franchises (six dealership locations) for an aggregate purchase price of $74.2 million, of which $71.6 million was paid in cash through the use of available funds, with the remaining $2.6 million representing the fair value of future payments.

The allocation of purchase price for acquisitions is as follows:

	For the Nine Months Ended September 30,
(In thousands)	2005	2004

Working capital	$1,817	$5,140
Fixed assets	344	3,723
Other assets	1	257
Goodwill	6,400	53,555
Franchise rights	2,850	11,500
Total purchase price	$11,412	$74,175

The allocation of purchase price to assets acquired and liabilities assumed for certain current and prior year acquisitions was based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available.

5.  GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

(In thousands)

Balance, December 31, 2004	$461,650
Current year acquisitions	6,400
Adjustments associated with prior year acquisitions	519
Current year divestitures	(1,381)
Balance, September 30, 2005	$467,188

The changes in the carrying amount of manufacturer franchise rights, which are included in Other Long-Term Assets on the accompanying Consolidated Balance Sheets, are as follows:

(In thousands)

Balance, December 31, 2004	$41,513
Current year acquisitions	2,850
Franchises held for sale	(200)
Divestitures	(1,036)
Other	(843)
Balance, September 30, 2005	$42,284

During the nine months ended September 30, 2005, we sold six franchises (two dealership locations) resulting in the removal of $1.4 million of goodwill from our Consolidated Balance Sheets.

During the nine months ended September 30, 2005, we acquired three franchises (one dealership location) and allocated $2.9 million of the purchase price to manufacturer franchise rights.

6.  ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations, (ii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party has advanced us or will advance us funds equal to the cost of construction and (iii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party has agreed to purchase the assets from us upon completion of the transaction.

Assets and liabilities associated with discontinued operations include the six remaining franchises (six dealership locations) in Oregon and two franchises (two dealership locations) in Southern California as of September 30, 2005.  As of December 31, 2004, assets and liabilities associated with discontinued operations included two franchises (one dealership location) in Florida and two franchises (one dealership location) in Oregon. During the nine months ended September 30, 2005, we sold all four franchises (two dealership locations) that had been held for sale as of December 31, 2004.  Assets associated with discontinued operations totaled $60.5 million and $11.7 million, and liabilities associated with discontinued operations totaled $32.9 million and $7.4 million as of September 30, 2005 and December 31, 2004, respectively.

Included in Assets Held for Sale as of December 31, 2004 was $14.5 million of costs associated with one completed project included in a pending sale-leaseback transaction.  As of December 31, 2004, Liabilities Associated with Assets Held for Sale included $13.1 million of funds advanced to us from an unaffiliated third party associated with this completed construction project. During the nine months ended September 30, 2005, we received $1.4 million of funds from the unaffiliated third party and completed this sale-leaseback transaction, which resulted in the removal of $14.5 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

A summary of assets and liabilities held for sale is as follows:

(In thousands)	September 30, 2005	December 31, 2004

Assets:
Inventories	$41,540	$7,846
Property and equipment, net	18,793	17,902
Other assets	205	500
Total assets	60,538	26,248
Liabilities:
Floor plan notes payable	32,270	7,456
Other liabilities	621	13,082
Total liabilities	32,891	20,538
Net assets held for sale	$27,647	$5,710

Included in Prepaid and Other Current Assets on the accompanying Consolidated Balance Sheets are costs associated with construction projects, which we intend to sell through sale-leaseback transactions but have not been completed and therefore are not available for sale.  In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either advancing funds to us equal to the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the cost of the construction during the construction period and record a corresponding liability equal to the amount of the advanced funds. Upon completion of the construction, we will execute the sale-leaseback transaction and remove the cost of construction and the related liability from our Consolidated Balance Sheets. During the nine months ended September 30, 2005, we sold real estate in connection with two sale-leaseback transactions, which resulted in the removal of $2.7 million of Prepaid and Other Current Assets and $1.2 million of Accrued Liabilities from our Consolidated Balance Sheets.  The book value of assets associated with construction projects that have not been completed as of September 30, 2005 and December 31, 2004 totaled $12.8 million and $6.7 million, respectively. As of September 30, 2005 and December 31, 2004, the book value of liabilities associated with these construction projects totaled $1.6 million.

7.  LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	September 30, 2005	December 31, 2004

9% Senior Subordinated Notes due 2012	$250,000	$250,000
8% Senior Subordinated Notes due 2014 ($200.0 million face value, net of hedging activity of $5,522 and $2,736, respectively)	194,478	197,264
Mortgage notes payable	25,642	49,732
Notes payable collateralized by service loaner vehicles	21,438	21,627
Capital lease obligations	4,616	4,421
Other notes payable	2,051	3,372
	498,225	526,416
Less—current portion	(24,407)	(33,880)
Long-term debt	$473,818	$492,536

8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

In December 2003, we entered into two forward interest rate swaps with a combined notional principal amount of $170.0 million, to provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006.  The swap agreements were designated and qualify as cash flow hedges of our variable rate floor plan notes payable and will contain minor ineffectiveness.  The swaps are scheduled to terminate in March 2006.  As of September 30, 2005 and December 31, 2004, the swaps had a fair value of $7.5 million and $7.1 million, and are included in Accrued Liabilities and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets.

In December 2003, we entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%.  This swap agreement was designated and qualifies as a fair value hedge of our 8% Senior Subordinated Notes due 2014 and did not contain any ineffectiveness.  As a result, our 8% Senior Subordinated Notes due 2014 have been adjusted by the fair value of the related swap.  The swap is scheduled to terminate in March 2006.   As of September 30, 2005 and December 31, 2004, the swap agreement had a fair value of $5.5 million and $2.7 million and is included in Accrued Liabilities and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets.

We have entered into an interest rate swap agreement with a notional principal amount of $15.2 million as a hedge against future changes in the interest rate of our variable rate mortgage notes payable. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of September 30, 2005, the swap agreement had a fair value of $0.1 million, which was included in Other Long-Term Assets on the accompanying Consolidated Balance Sheets.  As of December 31, 2004, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

9.  COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004

Net income	$14,953	$12,116	$40,579	$37,228

Other comprehensive income:
Change in fair value of cash flow hedges	5,165	(696)	(114)	(7,397)
Income tax benefit (expense) associated with cash flow hedges	(1,937)	261	43	2,793
Comprehensive income	$18,181	$11,681	$40,508	$32,624

10.  DISCONTINUED OPERATIONS

During the nine months ended September 30, 2005, we sold six franchises (two dealership locations) and placed ten franchises (eight dealership locations) into discontinued operations.  As of September 30, 2005, eight franchises (eight dealership locations) were pending disposition.  The accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2004, have been reclassified to reflect the status of our discontinued operations as of September 30, 2005.

The following table provides further information regarding our discontinued operations as of September 30, 2005, and includes the results of businesses sold prior to September 30, 2005, and businesses pending disposition as of September 30, 2005:

	For the Three Months Ended September 30, 2005			For the Three Months Ended September 30, 2004
(Dollars in thousands)	Sold	Pending Disposition	Total	Sold*	Pending Disposition**	Total

Franchises:
Mid-line Domestic	2	3	5	9	3	12
Mid-line Import	—	3	3	5	3	8
Value	—	2	2	2	2	4
Luxury	—	—	—	2	—	2
Total	2	8	10	18	8	26

Revenues	$3,823	$85,001	$88,824	$44,777	$97,868	$142,645
Cost of sales	3,532	73,407	76,939	38,831	82,743	121,574
Gross profit	291	11,594	11,885	5,946	15,125	21,071
Operating expenses	300	14,115	14,415	7,031	14,488	21,519
Income (loss) from operations	(9)	(2,521)	(2,530)	(1,085)	637	(448)
Other expense, net	(66)	(1,022)	(1,088)	(299)	(489)	(788)
Net income (loss)	(75)	(3,543)	(3,618)	(1,384)	148	(1,236)
Loss on disposition of discontinued operations	(426)	—	(426)	(263)	—	(263)
Income (loss) before income taxes	(501)	(3,543)	(4,044)	(1,647)	148	(1,499)
Income tax benefit (expense)	188	1,329	1,517	618	(56)	562
Discontinued operations, net of tax	$(313)	$(2,214)	$(2,527)	$(1,029)	$92	$(937)

	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004
(Dollars in thousands)	Sold	Pending Disposition	Total	Sold***	Pending Disposition**	Total

Franchises:
Mid-line Domestic	5	3	8	9	3	12
Mid-line Import	—	3	3	6	3	9
Value	—	2	2	3	2	5
Luxury	1	—	1	2	—	2
Total	6	8	14	20	8	28

Revenues	$21,580	$252,171	$273,751	$155,232	$268,093	$423,325
Cost of sales	19,286	214,868	234,154	133,094	225,370	358,464
Gross profit	2,294	37,303	39,597	22,138	42,723	64,861
Operating expenses	2,957	41,038	43,995	23,501	40,533	64,034
Income (loss) from operations	(663)	(3,735)	(4,398)	(1,363)	2,190	827
Other expense, net	(391)	(2,624)	(3,015)	(1,065)	(1,403)	(2,468)
Net income (loss)	(1,054)	(6,359)	(7,413)	(2,428)	787	(1,641)
Loss on disposition of discontinued operations	(416)	—	(416)	(737)	—	(737)
Income (loss) before income taxes	(1,470)	(6,359)	(7,829)	(3,165)	787	(2,378)
Income tax benefit (expense)	551	2,385	2,936	1,187	(295)	892
Discontinued operations, net of tax	$(919)	$(3,974)	$(4,893)	$(1,978)	$492	$(1,486)

*	Businesses were sold between July 1, 2004 and September 30, 2005
**	Businesses were pending disposition as of September 30, 2005
***	Businesses were sold between January 1, 2004 and September 30, 2005

11.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the periods presented.  Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income:
Continuing operations	$17,480	$13,053	$45,472	$38,714
Discontinued operations, net of tax	(2,527)	(937)	(4,893)	(1,486)
Net income	$14,953	$12,116	$40,579	$37,228
Earnings per share – basic and diluted:
Continuing operations – basic	$0.53	$0.40	$1.39	$1.19
Discontinued operations - basic	(0.07)	(0.03)	(0.15)	(0.04)
Net income	$0.46	$0.37	$1.24	$1.15

Continuing operations – diluted	$0.53	$0.40	$1.38	$1.18
Discontinued operations - diluted	(0.08)	(0.03)	(0.14)	(0.04)
Net income	$0.45	$0.37	$1.24	$1.14

Common shares and common share equivalents:
Weighted average common shares outstanding – basic	32,737	32,540	32,644	32,482
Common share equivalents (stock options)	295	107	203	193
Weighted average common shares outstanding – diluted	33,032	32,647	32,847	32,675

12.  SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2005 and 2004, we made interest payments, net of amounts capitalized, totaling $51.3 million and $44.5 million, respectively.  During the nine months ended September 30, 2005 and 2004, we received $3.7 million and $4.9 million, respectively, of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Senior Subordinated Notes due 2014.

During the nine months ended September 30, 2005 and 2004, we made income tax payments totaling $17.8 million and $11.0 million, respectively.

During the nine months ended September 30, 2005, we completed two sale-leaseback transactions, one of which resulted in the sale of approximately $14.5 million of Assets Held for Sale and the removal of $14.5 million of Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

During the nine months ended September 30, 2005, we acquired one franchise with $4.0 million in cash and the exchange of two of our franchises valued at $1.5 million.

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

In connection with the sale of one of our dealership locations, we have guaranteed the future lease payments on one dealership operating lease.  The primary obligor of the lease is the buyer of the dealership.  We would have to make the lease payments if the buyer were to default under the terms of the lease.  The total amount of future payments is approximately $2.8 million through 2009.

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our 8% Senior Subordinated Notes due 2014 are guaranteed by all of our current subsidiaries, other than our current Toyota and Lexus dealership subsidiaries, and all of our future domestic restricted subsidiaries, other than our future Toyota and Lexus dealership facilities. The following tables set forth, on a condensed consolidating basis, our balance sheets, statements of income and statements of cash flows, of our guarantor and non-guarantor subsidiaries for all financial statement periods presented in our interim consolidated financial statements.

Condensed Consolidating Balance Sheet
As of September 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$25,998	$—	$—	$25,998
Inventories	—	582,085	41,359	—	623,444
Other current assets	—	248,177	51,362	—	299,539
Assets held for sale	—	53,587	6,951	—	60,538
Total current assets	—	909,847	99,672	—	1,009,519
Property and equipment, net	—	200,960	5,940	—	206,900
Goodwill	—	405,876	61,312	—	467,188
Other long-term assets	—	94,313	4,261	—	98,574
Investment in subsidiaries	525,642	134,044	—	(659,686)	—
Total assets	$525,642	$1,745,040	$171,185	$(659,686)	$1,782,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable	$—	$471,813	$27,125	$—	$498,938
Other current liabilities	—	176,723	5,510	—	182,233
Liabilities associated with assets held for sale	—	28,609	4,282	—	32,891
Total current liabilities	—	677,145	36,917	—	714,062

Long-term debt	—	473,751	67	—	473,818
Other long-term liabilities	—	68,502	157	—	68,659
Shareholders’ equity	525,642	525,642	134,044	(659,686)	525,642
Total liabilities and shareholders’ equity	$525,642	$1,745,040	$171,185	$(659,686)	$1,782,181

Condensed Consolidating Balance Sheet
As of December 31, 2004
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$28,093	$—	$—	$28,093
Inventories	—	713,205	48,352	—	761,557
Other current assets	—	286,675	40,933	—	327,608
Assets held for sale	—	26,248	—	—	26,248
Total current assets	—	1,054,221	89,285	—	1,143,506
Property and equipment, net	—	190,706	5,082	—	195,788
Goodwill	—	400,338	61,312	—	461,650
Other long-term assets	—	78,935	18,080	—	97,015
Investment in subsidiaries	481,732	130,098	—	(611,830)	—
Total assets	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable	$—	$613,539	$37,409	$—	$650,948
Other current liabilities	—	170,227	5,797	—	176,024
Liabilities associated with assets held for sale	—	20,538	—	—	20,538
Total current liabilities	—	804,304	43,206	—	847,510

Long-term debt	—	492,499	37	—	492,536
Other long-term liabilities	—	75,763	418	—	76,181
Shareholders’ equity	481,732	481,732	130,098	(611,830)	481,732
Total liabilities and shareholders’ equity	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,272,497	$176,812	$(874)	$1,448,435
Cost of sales	—	1,078,037	151,242	(874)	1,228,405
Gross profit	—	194,460	25,570	—	220,030

Operating expenses:
Selling, general and administrative	—	152,021	18,485	—	170,506
Depreciation and amortization	—	4,567	378	—	4,945
Income from operations	—	37,872	6,707	—	44,579

Other income (expense):
Floor plan interest expense	—	(6,164)	(434)	—	(6,598)
Other interest expense	—	(8,924)	(1,393)	—	(10,317)
Other income, net	—	301	3	—	304
Equity in earnings of subsidiaries	14,953	2,789	—	(17,742)	—
Total other expense, net	14,953	(11,998)	(1,824)	(17,742)	(16,611)

Income before income taxes	14,953	25,874	4,883	(17,742)	27,968

Income tax expense	—	8,657	1,831	—	10,488
Income from continuing operations	14,953	17,217	3,052	(17,742)	17,480

Discontinued operations, net of tax	—	(2,264)	(263)	—	(2,527)
Net income	$14,953	$14,953	$2,789	$(17,742)	$14,953

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2004
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,127,862	$151,527	$(2,097)	$1,277,292
Cost of sales	—	957,870	129,842	(2,097)	1,085,615
Gross profit	—	169,992	21,685	—	191,677

Operating expenses:
Selling, general and administrative	—	137,124	16,166	—	153,290
Depreciation and amortization	—	4,036	396	—	4,432
Income from operations	—	28,832	5,123	—	33,955

Other income (expense):
Floor plan interest expense	—	(4,541)	(326)	—	(4,867)
Other interest expense	—	(7,685)	(947)	—	(8,632)
Other income, net	—	416	12	—	428
Equity in earnings of subsidiaries	12,116	2,611	—	(14,727)	—
Total other expense, net	12,116	(9,199)	(1,261)	(14,727)	(13,071)

Income before income taxes	12,116	19,633	3,862	(14,727)	20,884

Income tax expense	—	6,383	1,448	—	7,831
Income from continuing operations	12,116	13,250	2,414	(14,727)	13,053

Discontinued operations, net of tax	—	(1,134)	197	—	(937)
Net income	$12,116	$12,116	$2,611	$(14,727)	$12,116

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,642,536	$497,360	$(4,583)	$4,135,313
Cost of sales	—	3,084,451	425,278	(4,583)	3,505,146
Gross profit	—	558,085	72,082	—	630,167

Operating expenses:
Selling, general and administrative	—	441,257	52,032	—	493,289
Depreciation and amortization	—	13,367	1,067	—	14,434
Income from operations	—	103,461	18,983	—	122,444

Other income (expense):
Floor plan interest expense	—	(19,531)	(1,214)	—	(20,745)
Other interest expense	—	(26,327)	(3,861)	—	(30,188)
Other income, net	—	1,227	17	—	1,244
Equity in earnings of subsidiaries	40,579	8,282	—	(48,861)	—
Total other expense, net	40,579	(36,349)	(5,058)	(48,861)	(49,689)

Income before income taxes	40,579	67,112	13,925	(48,861)	72,755

Income tax expense	—	22,061	5,222	—	27,283
Income from continuing operations	40,579	45,051	8,703	(48,861)	45,472

Discontinued operations, net of tax	—	(4,472)	(421)	—	(4,893)
Net income	$40,579	$40,579	$8,282	$(48,861)	$40,579

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2004
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,190,673	$449,181	$(7,603)	$3,632,251
Cost of sales	—	2,697,577	387,166	(7,603)	3,077,140
Gross profit	—	493,096	62,015	—	555,111

Operating expenses:	—
Selling, general and administrative	—	392,266	45,713	—	437,979
Depreciation and amortization	—	12,737	1,020	—	13,757
Income from operations	—	88,093	15,282	—	103,375

Other income (expense):
Floor plan interest expense	—	(12,769)	(929)	—	(13,698)
Other interest expense	—	(26,086)	(2,942)	—	(29,028)
Other income, net	—	972	38	—	1,010
Equity in earnings of subsidiaries	37,228	7,590	—	(44,818)	—
Total other expense, net	37,228	(30,293)	(3,833)	(44,818)	(41,716)

Income before income taxes	37,228	57,800	11,449	(44,818)	61,659

Income tax expense	—	18,652	4,293	—	22,945
Income from continuing operations	37,228	39,148	7,156	(44,818)	38,714

Discontinued operations, net of tax	—	(1,920)	434	—	(1,486)
Net income	$37,228	$37,228	$7,590	$(44,818)	$37,228

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$47,375	$2,917	$—	$50,292

Cash flow from investing activities:
Capital expenditures	—	(48,697)	(2,256)	—	(50,953)
Acquisitions	—	(9,282)	—	—	(9,282)
Other investing activities	—	10,979	86	—	11,065
Net cash used in investing activities	—	(47,000)	(2,170)	—	(49,170)

Cash flow from financing activities:
Floor plan notes payable – non-manufacturer affiliated	—	31,180	(6,002)	—	25,178
Proceeds from borrowings	—	23,266	—	—	23,266
Repayments of debt	—	(49,731)	(17)	—	(49,748)
Intercompany financing	—	(5,272)	5,272	—	—
Other financing activities	—	(1,913)	—	—	(1,913)
Net cash used in financing activities	—	(2,470)	(747)	—	(3,217)
Net decrease in cash and cash equivalents	—	(2,095)	—	—	(2,095)

Cash and cash equivalents, beginning of period	—	28,093	—	—	28,093
Cash and cash equivalents, end of period	$—	$25,998	$—	$—	$25,998

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$(36,464)	$28,717	$—	$(7,747)

Cash flow from investing activities:
Capital expenditures	—	(54,492)	(2,098)	—	(56,590)
Acquisitions	—	(71,594)	—	—	(71,594)
Other investing activities	—	14,947	—	—	14,947
Net cash used in investing activities	—	(111,139)	(2,098)	—	(113,237)

Cash flow from financing activities:
Floor plan notes payable – non-manufacturer affiliated	—	(10,204)	(4,988)	—	(15,192)
Proceeds from borrowings	—	21,606	—	—	21,606
Repayments of debt	—	(90,307)	(9)	—	(90,316)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	114,480	393	—	114,873
Intercompany financing	—	29,799	(29,799)	—	—
Other financing activities	—	1,557	—	—	1,557
Net cash (used in) provided by financing activities	—	66,931	(34,403)	—	32,528
Net decrease in cash and cash equivalents	—	(80,672)	(7,784)	—	(88,456)

Cash and cash equivalents, beginning of period	—	98,927	7,784	—	106,711
Cash and cash equivalents, end of period	$—	$18,255	$—	$—	$18,255

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of income for the three and nine-month periods ended September 30, 2005 and 2004, and statements of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New York, New York November 3, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are one of the largest automotive retailers in the United States, operating 94 dealership locations (129 franchises) in 23 metropolitan markets within 11 states as of September 30, 2005. We offer 33 different brands of new vehicles, including four heavy truck brands. We also operate 22 collision repair centers that serve our markets.

We have grown our business through the acquisition of large dealership groups and numerous “tuck-in” acquisitions. “Tuck-in” acquisitions refer to the purchase of dealerships in the market areas in which we have existing dealerships. We use “tuck-in” acquisitions to increase the number of vehicle brands we offer in a particular market area and to create a larger gross profit base over which to spread overhead costs.

Our retail network is organized into principally four regions and includes eleven dealership groups, each marketed under different local brands: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon, our Spirit dealerships operating primarily in Los Angeles, California and our Northern California Dealerships operating in Sacramento and Fresno, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi, remain standalone operations.  During the third quarter of 2005, we entered into agreements to divest of all our Thomason dealerships in Portland, Oregon and our Spirit Nissan store in Rancho Santa Margarita, California.  When those sales close, we will exit the Portland, Oregon and Rancho Santa Margarita markets, thereby reducing our number of metropolitan markets to 21.

Our revenues are derived primarily from four offerings: (i) the sale of new vehicles to individual retail customers (“new retail”) and to commercial customers (“fleet”) (the terms “new retail” and “fleet” being collectively referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (collectively referred to as “fixed operations”); and (iv) the arrangement of vehicle financing and the sale of various third-party insurance and warranty products (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed (“PVR”), our fixed operations based on aggregate gross profit, and F&I based on gross profit PVR. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve months (“same store”).

Our gross profit percentage varies with our revenue mix. The sale of vehicles generally results in lower gross profit percentages than our fixed operations. As a result, when fixed operations revenue increases as a percentage of total revenue, we expect our overall gross profit percentage to increase.

Selling, general and administrative (“SG&A”) expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our selling expenses is variable (such as sales commissions), or controllable expenses (such as advertising), generally allowing our cost structure to adapt in response to trends in our business. We evaluate commissions paid to sales and F&I associates as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit.

Sales of vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. Although these factors may impact our business, we believe that any future negative trends will be mitigated by increased used vehicle sales, stability in our fixed operations, our variable cost structure, our regional diversity and our advantageous brand mix, which is weighted toward luxury and mid-line import brands. Historically, luxury and mid-line import brands, have been less affected by market volatility than the U.S. automobile retailing industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

Our operations are generally subject to modest seasonal variations as we tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters of a calendar year. Historically, the seasonal variations in our operations have been caused by factors relating to weather conditions, model changeovers and consumer buying patterns, among other things.  However, over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to generate increased customer demand for new vehicles.  Industry research suggests that the extensive use of manufacturer incentive programs and pricing promotions has impacted the historical cyclicality of new vehicle sales in the U.S. as customers have been conditioned to postpone the purchase of a vehicle until a manufacturer program or promotion is available.

We anticipate that the manufacturers will continue to use these incentive programs in the future and, as a result, we will continue to monitor and adjust our vehicle inventory mix in response to these programs. In addition, we will continue to expand our service capacity in order to meet anticipated future demand as we expect the relatively high volume of new vehicle sales, resulting from the highly “incentivized” new vehicle market, will drive future service demand at our dealership locations.

Interest rates over the past several years have been at historic lows. We do not believe that the increase in interest rates during 2005 and expected increases in 2006 will significantly impact customer overall buying patterns, as changes in interest rates do not dramatically increase the monthly payment of a financed vehicle. For example, the monthly payment for a typical vehicle financing transaction in which a customer finances $25,000 at 8.0% over 60 months increases by approximately $6.00 with each 0.5% increase in interest rates.

During the fourth quarter of 2004, we began the process of reorganizing our dealerships into regions.  We expect a significant improvement in management effectiveness as a result of this reorganization, as well as added operating and cost efficiencies. During the nine months ended September 30, 2005, we incurred $2.6 million of after-tax severance and other costs related to our regional reorganization; however, we began realizing the benefit of our realigned structure through lower personnel costs beginning in the second quarter.  As a result, through September 30, 2005, we have realized $1.3 million in after-tax savings. Our regional reorganization was substantially complete as of September 30, 2005.  Currently, we estimate that the regional reorganization will improve income from continuing operations by approximately $3.5 million each year beginning in 2006.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

Net income increased $2.9 million to $15.0 million, or $0.45 per diluted share, for the three months ended September 30, 2005, from $12.1 million, or $0.37 per diluted share, for the three months ended September 30, 2004.

Income from continuing operations increased $4.4 million to $17.5 million, or $0.53 per diluted share, for the three months ended September 30, 2005, from $13.1 million, or $0.40 per diluted share, for the three months ended September 30, 2004.

The 23% increase in net income resulted from several factors, including: (i) a 15% increase in retail unit sales volume, (ii) a $223 improvement in the average gross profit per used vehicle retailed, (iii) $9.1 million in growth of fixed operations gross profit, (iv) a $3.2 million increase in same store F&I revenue resulting from increases in new and used retail sales volumes, (v) the negative impact of the hurricanes in Florida on our operations during the third quarter of last year, and  (vi) a $0.5 million increase in our wholesale gross profit.  These factors were partially offset by the following: (a) a $3.4 million increase in floor plan and non floor plan interest expense due to rising interest rates and (b) a $1.6 million increased loss from discontinued operations principally as a result of agreements to sell the remainder of the Thomason dealerships in Portland, Oregon.

Revenues-

	For the Three Months Ended September 30,		Increase	%
(Dollars in thousands)	2005	2004	(Decrease)	Change
New vehicle data:
Retail revenues-same store (1)	$842,423	$773,720	$68,703	9%
Retail revenues-acquisitions	25,385	—
Total new retail revenues	867,808	773,720	94,088	12%

Fleet revenues-same store (1)	10,151	15,521	(5,370)	(35)%
Fleet revenues-acquisitions	364	—
Total fleet revenues	10,515	15,521	(5,006)	(32)%
New vehicle revenue, as reported	$878,323	$789,241	$89,082	11%

New retail units-same store (1)	28,246	25,742	2,504	10%
New retail units-actual	29,256	25,742	3,514	14%

	For the Three Months Ended September 30,		Increase	%
(Dollars in thousands)	2005	2004	(Decrease)	Change
Used vehicle data:
Retail revenues-same store (1)	$265,273	$223,740	$41,533	19%
Retail revenues-acquisitions	8,567	—
Total used retail revenues	273,840	223,740	50,100	22%

Wholesale revenues-same store (1)	85,161	79,707	5,454	7%
Wholesale revenues-acquisitions	2,888	—
Total wholesale revenues	88,049	79,707	8,342	10%

Used vehicle revenue, as reported	$361,889	$303,447	$58,442	19%

Used retail units-same store (1)	15,961	14,088	1,873	13%
Used retail units-actual	16,533	14,088	2,445	17%

Parts, service and collision repair:
Revenues-same store (1)	$165,814	$148,580	$17,234	12%
Revenues-acquisitions	1,975	—
Parts, service and collision repair revenue, as reported	$167,789	$148,580	$19,209	13%

Finance and insurance, net:
Dealership generated revenues-same store (1)	$38,021	$34,616	$3,405	10%
Dealership generated revenues-acquisitions	1,228	—
Dealership generated finance and insurance revenue	39,249	34,616	4,633	13%
Corporate generated revenues	1,185	1,408
Finance and insurance revenue, as reported	$40,434	$36,024	$4,410	12%

Total revenue:
Same store (1)	$1,406,843	$1,275,884	$130,959	10%
Corporate generated	1,185	1,408
Acquisitions	40,407	—
Total revenue, as reported	$1,448,435	$1,277,292	$171,143	13%

(1)   Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Total revenues increased 13% to $1.4 billion for the three months ended September 30, 2005, from $1.3 billion for the three months ended September 30, 2004. Same store revenues increased 10% to $1.4 billion for the three months ended September 30, 2005, from $1.3 billion for the three months ended September 30, 2004.

Same store new retail revenue increased 9% to $842.4 million for the three months ended September 30, 2005, from $773.7 million for the prior year period, as a result of a 10% increase in new retail unit sales.  Same store used vehicle retail revenue increased 19% to $265.3 million, compared to $223.7 million for the prior year period. Our same-store used retail unit sales increased 13% due to the continued strength of the used vehicle market during the quarter combined with the availability of high quality “trade-in” vehicles from the strong new vehicle retail market.

Fixed operations revenue increased 13%, to $167.8 million for the three months ended September 30, 2005, from $148.6 million for the three months ended September 30, 2004.  Same store fixed operations revenue increased 12% to $165.8 million for the three months ended September 30, 2005, compared to $148.6 million for the three months ended September 30, 2004, as we had substantial growth across each line of our fixed business (13% increase in parts, 13% increase in service and a 5% increase in collision repair).  This growth is a result of (i) our continued service adviser training, (ii) expansion of our product offerings, (iii) the implementation of more strategic advertising campaigns and (iv) our investment in expanding our service capacity.  This was the fourth straight quarter that we experienced double digit fixed operations same store revenue growth.  We expect fixed operations to continue to grow as we expand our service capacity through 2006.  So far this year we have added 32 service stalls and we plan to add an additional 30 to 40 service stalls during the fourth quarter.  In addition we have added 100 service technicians through September 30, 2005, and we plan on hiring another 20 to 30 technicians by the end of the 2005.

F&I revenue increased 12% to $40.4 million for the three months ended September 30, 2005, from $36.0 million for the three months ended September 30, 2004.  Same store dealership generated F&I increased 10% for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, driven by the increase in our retail unit sales volumes.  Dealership generated F&I PVR (previously referred to as platform PVR) decreased 1% to $857 million for the three months ended September 30, 2005, compared to the three months ended September 30, 2004.  Dealership generated F&I revenue excludes revenue from contracts negotiated by our corporate office, which is attributable to retail units sold during prior periods.  Corporate generated F&I revenue was $1.2 million for the three month periods ended September 30, 2005, compared to $1.4 million for the prior year period.  We expect this revenue to decrease over the next few years.

We expect total revenue to increase as we continue to acquire dealerships, expand our service capacity and grow F&I revenues by focusing on our under-performing dealerships.  However, future revenue growth will rely heavily on our ability to grow our sales volumes of new and used vehicles.

Gross Profit-

	For the Three Months Ended September 30,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail gross profit-same store (1)	$59,258	$54,414	$4,844	9%
Retail gross profit-acquisitions	1,400	—
Total new retail gross profit	60,658	54,414	6,244	11%

Fleet gross profit-same store (1)	696	623	73	12%
Fleet gross profit-acquisitions	17	—
Total fleet gross profit	713	623	90	14%
New vehicle gross profit, as reported	$61,371	$55,037	$6,334	12%

New retail units-same store (1)	28,246	25,742	2,504	10%
New retail units-actual	29,256	25,742	3,514	14%

Used vehicle data:
Retail gross profit-same store (1)	$32,351	$25,226	$7,125	28%
Retail gross profit-acquisitions	950	—
Total used retail gross profit	33,301	25,226	8,075	32%

Wholesale gross profit-same store (1)	(811)	(1,313)	502	38%
Wholesale gross profit-acquisitions	(41)	—
Total wholesale gross profit	(852)	(1,313)	461	35%
Used vehicle gross profit, as reported	$32,449	$23,913	$8,536	36%

Used retail units-same store (1)	15,961	14,088	1,873	13%
Used retail units-actual	16,533	14,088	2,445	17%

Parts, service and collision repair:
Gross profit-same store (1)	$84,635	$76,703	$7,932	10%
Gross profit-acquisitions	1,141	—
Parts, service and collision repair gross profit, as reported	$85,776	$76,703	$9,073	12%

Finance and insurance, net:
Dealership generated gross profit-same store (1)	$38,021	$34,616	$3,405	10%
Dealership generated gross profit-acquisitions	1,228	—
Dealership generated finance and insurance gross profit (2)	39,249	34,616	4,633	13%

	For the Three Months Ended September 30,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
Gross profit-corporate generated	1,185	1,408
Finance and insurance gross profit, as reported	$40,434	$36,024	$4,410	12%

Dealership generated gross profit PVR-same store (1)	$860	$869	$(9)	(1)%
Dealership generated gross profit PVR-actual (2)	$857	$869	$(12)	(1)%
Gross profit PVR-actual	$883	$904	$(21)	(2)%

Total gross profit:
Same store (1)	$214,150	$190,269	$23,881	13%
Corporate generated	1,185	1,408
Acquisitions	4,695	—
Total gross profit, as reported	$220,030	$191,677	$28,353	15%

(1)           Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)           Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated finance and insurance gross profit PVR.

Gross profit increased 15% to $220.0 million for the three months ended September 30, 2005, from $191.7 million for the three months ended September 30, 2004.  Same store gross profit increased 13% to $214.2 million for the three months ended September 30, 2005, compared to $190.3 million for the three months ended September 30, 2004.  The overall increase in same store gross profit was driven by double digit percentage increases in all four lines of business, lead by a 36% increase in used vehicle gross profit.

Same store gross profit on new retail vehicle sales increased $4.8 million to $59.3 million for the three months ended September 30, 2005, compared to the three months ended September 30, 2004.  The increase in same store gross profit on new retail vehicle sales was attributable to a 10% increase in same store unit sales as our average selling price and average gross profit per retail vehicles sold was flat with the prior year period.  We expect that margins on new vehicles will be under pressure for the foreseeable future.

Same store gross profit on used vehicle retail sales increased $7.1 million to $32.4 million for the three months ended September 30, 2005, compared to $25.2 million for the three months ended September 30, 2004.  Due to a strong market during the quarter and our ability to better value trade-ins, we were able to increase average gross profit PVR by 13% over the prior year period.  In addition, the strength of the used vehicle market enabled us to reduce our wholesale loss by $0.5 million for the three months ended September 30, 2005, compared to the prior year quarter.

Same store gross profit from fixed operations increased 10% to $84.6 million for the three months ended September 30, 2005, from $76.7 million for the three months ended September 30, 2004, resulting primarily from the continued strong performance of our “customer pay” business.

Selling, General and Administrative Expenses-

SG&A expenses increased $17.2 million to $170.5 million for the three months ended September 30, 2005, from $153.3 million for the three months ended September 30, 2004. SG&A expenses as a percentage of gross profit for the three months ended September 30, 2005, improved 250 basis points to 77.5%, from 80.0% for the prior year period.  The improvement in SG&A expenses as a percentage of gross profit was attributable to (i) our regional reorganization, which was largely completed during the first quarter of 2005; (ii) a reduction in advertising spend; and (iii) reduced insurance costs resulting from lower loss rates for worker compensation and initiatives in the area of property and casualty insurance.

Although there are many variables that impact the SG&A expenses as a percentage of gross profit, including the seasonality of the automotive retail business, we believe our regional reorganization demonstrates our commitment to reducing our fixed cost structure and, absent other factors, will continue to result in a decrease in SG&A expenses as a percentage of gross profit in future periods.  During the first nine months of 2005, we incurred approximately $4.2 million in severance and other costs related to our regional reorganization and realized the benefit of $2.1 million of reduced salary cost as a result of the reorganization.  We have substantially completed our regional reorganization as of September 30, 2005 and do not anticipate material future costs.  Currently, we estimate that our regional reorganization will reduce SG&A expenses by approximately $5.5 million annually, beginning in 2006.

Depreciation and Amortization-

Depreciation and amortization expense increased $0.5 million for the three months ended September 30, 2005, to $4.9 million from $4.4 million for the three months ended September 30, 2004, as the result of property and equipment additions and dealership facilities purchased during 2004 and 2005.  We expect depreciation and amortization expense to increase in the future as we continue to upgrade our facilities, expand our service centers and acquire additional dealerships.

Other Income (Expense)-

Floor plan interest expense increased $1.7 million to $6.6 million for the three months ended September 30, 2005, from $4.9 million for the three months ended September 30, 2004.  The increase in floor plan interest expense over the prior year period was the result of higher interest rates which offset a 5% reduction in the average inventory balance. We expect interest rates to continue to rise in the near future.

Other interest expense increased $1.7 million to $10.3 million for the three months ended September 30, 2005, from $8.6 million for the three months ended September 30, 2004.  The increase was the result of higher interest rates which offset a reduction in variable rate debt as we repaid $29.2 million of variable rate mortgage notes payable during the nine months ended September 30, 2005.  We expect that our outstanding debt balances will remain relatively consistent for the near future, as we anticipate our next several acquisitions will be funded with our available cash.  Fluctuations in other interest expense during the remainder of 2005 will be affected by potential changes in interest rates on $232.2 million of variable rate debt, consisting of (i) $200.0 million of our 8% Senior Subordinated Notes due 2014, which is variable until March 2006 as a result of the fair value swap, (ii) $21.4 million of notes payable secured by service loaner vehicles and (iii) $10.8 million of variable mortgage notes payable.

Income Tax Expense-

Income tax expense increased $2.7 million to $10.5 million for the three months ended September 30, 2005, from $7.8 million for the three months ended September 30, 2004, due to a $7.1 million increase in income before income taxes for the three months ended September 30, 2005, compared to the three months ended September 30, 2004.  In addition, our effective tax rate for the three months ended September 30, 2005 and September 30, 2004 was 37.5%.  As a result of operating nationally, our effective tax rate is dependent upon our geographic revenue mix, and we evaluate our effective tax rate periodically based on our revenue sources. We expect that our annual effective tax rate will be approximately 37.5% for the year ending December 31, 2005.

Discontinued Operations-

During the three months ended September 30, 2005, we exchanged two franchises with a fair market value of $1.5 million and $4.0 million in cash for one franchise, and as of September 30, 2005, we were under contract to sell eight franchises (eight dealership locations).  The $2.5 million loss from discontinued operations is attributable to the net loss on the exchange of two franchises during the quarter and the operating losses of the franchises mentioned above. The loss from discontinued operations for the three months ended September 30, 2004, of $0.9 million included the results of operations of the dealerships mentioned above, sixteen franchises (eleven dealership locations) that were sold or closed between July 1, 2004 and June 30, 2005, and the net loss on the sale of franchises during the three months ended September 30, 2004.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

Net income increased $3.4 million to $40.6 million, or $1.24 per diluted share, for the nine months ended September 30, 2005, from $37.2 million, or $1.14 per diluted share, for the nine months ended September 30, 2004.

Income from continuing operations increased $6.8 million to $45.5 million, or $1.38 per diluted share, for the nine months ended September 30, 2005, from $38.7 million, or $1.18 per diluted share, for the nine months ended September 30, 2004.

The 9% increase in net income resulted from several factors, including: (i) a 24% increase in used vehicle gross profit, (ii) the continued strong performance of both fixed operations and F&I, both with double digit increase in gross profit, (iii) expense reductions resulting from our regional reorganization, (iv) expense reduction initiatives, particularly in the area of insurance and advertising, and (v) the negative impact of the hurricanes in Florida on our operations during the third quarter of last year.  These items were offset by increases in (a) severance and related expenses resulting from the regional reorganization and (b) interest expense resulting from higher interest rates.

Revenues-

	For the Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2005	2004	(Decrease)	Change
New vehicle data:
Retail revenues-same store (1)	$2,347,923	$2,179,239	$168,684	8%
Retail revenues-acquisitions	93,320	—
Total new retail revenues	2,441,243	2,179,239	262,004	12%

Fleet revenues-same store (1)	58,570	41,541	17,029	41%
Fleet revenues-acquisitions	1,856	—
Total fleet revenues	60,426	41,541	18,885	45%
New vehicle revenue, as reported	$2,501,669	$2,220,780	$280,889	13%

New retail units-same store (1)	76,799	72,463	4,336	6%
New retail units-actual	80,430	72,463	7,967	11%

Used vehicle data:
Retail revenues-same store (1)	$755,769	$654,447	$101,322	15%
Retail revenues-acquisitions	25,190	—
Total used retail revenues	780,959	654,447	126,512	19%

Wholesale revenues-same store (1)	244,396	232,590	11,806	5%
Wholesale revenues-acquisitions	9,846	—
Total wholesale revenues	254,242	232,590	21,652	9%
Used vehicle revenue, as reported	$1,035,201	$887,037	$148,164	17%

Used retail units-same store (1)	45,046	41,675	3,371	8%
Used retail units-actual	46,670	41,675	4,995	12%

Parts, service and collision repair:
Revenues-same store (1)	$472,693	$425,081	$47,612	11%
Revenues-acquisitions	10,108	—
Parts, service and collision repair revenue, as reported	$482,801	$425,081	$57,720	14%

	For the Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2005	2004	(Decrease)	Change
Finance and insurance, net:
Dealership generated revenues-same store (1)	$107,548	$94,797	$12,751	13%
Dealership generated revenues-acquisitions	4,340	—
Dealership generated finance and insurance revenue	111,888	94,797	17,091	18%
Corporate generated revenues	3,754	4,556
Finance and insurance revenue, as reported	$115,642	$99,353	$16,289	16%

Total revenue:
Same store (1)	$3,986,899	$3,627,695	$359,204	10%
Corporate generated	3,754	4,556
Acquisitions	144,660	—
Total revenue, as reported	$4,135,313	$3,632,251	$503,062	14%

(1)           Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Total revenues increased 14% to $4.1 billion for the nine months ended September 30, 2005, from $3.6 billion for the nine months ended September 30, 2004.  Same store revenue grew 10% to $4.0 billion for the nine months ended September 30, 2005, from $3.6 billion for the nine months ended September 30, 2004.

Same store new vehicle retail revenue grew $168.7 million, or 8%, during the first nine months of 2005, compared to the first nine months of 2004, reflecting a 6% increase in same store new retail unit sales and a 2% increase in the average selling price per retail unit.  Same store used vehicle retail revenue increased $101.3 million, or 15%, to $755.8 million on a 8% increase in same store unit sales and 7% increase in the average selling price per vehicle retailed in the first nine months of 2005, compared to the same period of 2004, as the used vehicle market continues to be strong.

Fixed operations revenue increased 14%, 11% on a same store basis, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.  Our fixed operations business continues to benefit from our “customer pay” business, which we are driving through increased service capacity; a strong warranty business, driven by manufacturer recall earlier in the year; and increases in our parts wholesale business.

Same store dealership generated F&I revenue increased $12.8 million to $107.5 million for the nine months ended September 30, 2005, compared to $94.8 million for the nine months ended September 30, 2004, due to increased retail vehicle volume and F&I PVR.  Corporate generated F&I revenue was $3.8 million for the nine month period ended September 30, 2005, compared to $4.6 million for the prior year period.

Gross Profit-

	For the Nine Months Ended September 30,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail gross profit-same store (1)	$166,159	$158,180	$7,979	5%
Retail gross profit-acquisitions	5,971	—
Total new retail gross profit	172,130	158,180	13,950	9%

Fleet gross profit-same store (1)	2,100	1,636	464	28%
Fleet gross profit-acquisitions	13	—
Total fleet gross profit	2,113	1,636	477	29%
New vehicle gross profit, as reported	$174,243	$159,816	$14,427	9%

New retail units-same store (1)	76,799	72,463	4,336	6%
New retail units-actual	80,430	72,463	7,967	11%

	For the Nine Months Ended September 30,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
Used vehicle data:
Retail gross profit-same store (1)	$88,492	$76,237	$12,255	16%
Retail gross profit-acquisitions	2,548	—
Total used retail gross profit	91,040	76,237	14,803	19%

Wholesale gross profit-same store (1)	351	(2,265)	2,616	115%
Wholesale gross profit-acquisitions	(29)	—
Total wholesale gross profit	322	(2,265)	2,587	114%
Used vehicle gross profit, as reported	$91,362	$73,972	$17,390	24%

Used retail units-same store (1)	45,046	41,675	3,371	8%
Used retail units-actual	46,670	41,675	4,995	12%

Parts, service and collision repair:
Gross profit-same store (1)	$243,271	$221,970	$21,301	10%
Gross profit-acquisitions	5,649	—
Parts, service and collision repair gross profit, as reported	$248,920	$221,970	$26,950	12%

Finance and insurance, net:
Dealership generated gross profit-same store (1)	$107,548	$94,797	$12,751	13%
Dealership generated gross profit-acquisitions	4,340	—
Dealership generated finance and insurance gross profit (2)	111,888	94,797	17,091	18%
Corporate generated gross profit	3,754	4,556
Finance and insurance gross profit, as reported	$115,642	$99,353	$16,289	16%

Dealership generated gross profit PVR-same store (1)	$883	$831	$52	6%
Dealership generated gross profit PVR-actual (2)	$880	$831	$49	6%
Gross profit PVR-actual	$910	$870	$40	5%

Total gross profit:
Same store (1)	$607,921	$550,555	$57,366	10%
Corporate generated	3,754	4,556
Acquisitions	18,492	—
Total gross profit, as reported	$630,167	$555,111	$75,056	14%

(1)           Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)            Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated finance and insurance gross profit PVR.

Gross profit increased 14% to $630.2 million for the nine months ended September 30, 2005, from $555.1 million for the nine months ended September 30, 2004.  Same store gross profit increased 10% to $607.9 million for the nine months ended September 30, 2005, from $550.6 million for the nine months ended September 30, 2004.

Same store gross profit from new retail vehicle sales increased 5% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 due to a 6% increase in same store unit sales.

Same store gross profit on used vehicle retail sales increased 16% to $88.5 million for the nine months ended September 30, 2005, from $76.2 million for the nine months ended September 30, 2004, due to a strong used vehicle market during the first half of 2005 and the availability of high quality trade-in vehicles resulting from increased new vehicle sales volumes.

Same store gross profit from fixed operations increased 10% to $243.3 million for the nine months ended September 30, 2005, from $222.0 million for the nine months ended September 30, 2004, resulting primarily from increased “customer pay” and, to a lesser extent, warranty work in both parts and service.

Same store dealership generated F&I PVR increased 6% to $883 for the nine months ended September 30, 2005, from $831 for the nine months ended September 30, 2004.  The increase in F&I PVR is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process and (iii) maturation of our corporate-sponsored programs.

Selling, General and Administrative Expenses-

For the nine months ended September 30, 2005, SG&A expenses increased $55.3 million to $493.3 million, from $438.0 million for the nine months ended September 30, 2004.  SG&A expenses as a percentage of gross profit for the nine months ended September 30, 2005 decreased to 78.3%, from 78.9% for the nine months ended September 30, 2004.  The 60 basis point reduction in SG&A expense as a percentage of gross profit is attributed to (i) cost savings resulting from the regional reorganization (ii) reductions in advertising and insurance due to corporate sponsored initiatives which more than offset the increases in SG&A resulting from (i) the severance and related cost of the our regional reorganization and (ii) the increases in rent expense from the major sale-leaseback transaction completed in July 2004.

Depreciation and Amortization-

Depreciation and amortization expense increased $0.6 million to $14.4 million for the nine months ended September 30, 2005, from $13.8 million for the nine months ended September 30, 2004.  The increase in depreciation and amortization was primarily related to the addition of property and equipment acquired during 2004 and 2005, offset by a reduction in property and equipment sold in sale-leaseback transactions completed during 2004.

Other Income (Expense)-

Floor plan interest expense increased $7.0 million to $20.7 million for the nine months ended September 30, 2005, from $13.7 million for the nine months ended September 30, 2004.  This increase was attributable to higher average interest rates on our floor plan notes payable.

Other interest expense increased $1.2 million to $30.2 million for the nine months ended September 30, 2005, as compared to $29.0 million for the nine months ended September 30, 2004, as increases in interest rates more than offset the impact of approximately $29.2 million of our variable rate mortgage notes payable that were repaid during 2005.

Income Tax Provision-

Income tax expense increased $4.4 million to $27.3 million for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, due, in part, to the $11.1 million increase in income before income taxes for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.  In addition, our effective tax rate for the nine months ended September 30, 2005, was 37.5% compared to 37.2% for the nine months ended September 30, 2004, as we received a $0.2 million state tax benefit in the second quarter of 2004 which reduced our 2004 effective tax rate.

Discontinued Operations-

During the nine months ended September 30, 2005, we sold six franchises (two dealership locations), and as of September 30, 2005, we were under contract to sell eight franchises (eight dealership locations). The $4.9 million loss from discontinued operations is attributable to the net loss on sale of dealerships sold during the nine months ended September 30, 2005, and the operating losses of the franchises mentioned above. The loss from discontinued operations for the nine months ended September 30, 2004, of $1.5 million includes the net operating losses of the dealerships mentioned above, fourteen franchises (ten dealership locations), that were sold during 2004, and the net loss on the sale of franchises during the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of September 30, 2005, our funds generated through future operations and the funds available for borrowings under our committed credit facility, floor plan financing agreements, mortgage notes payable and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions and any seasonal operating requirements for the foreseeable future.

As of September 30, 2005, we had cash and cash equivalents of approximately $26.0 million and working capital of $295.5 million.  In addition, we had $150.0 million available for borrowings under our committed credit facility for working capital, general corporate purposes and acquisitions.

Committed Credit Facility

On March 23, 2005, we entered into a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase, N.A., 16 other financial institutions (the “Syndicate”) and Ford Motor Credit Corporation (“FMCC”), collectively the Lenders.  Concurrently with entering into the Committed Credit Facility, we terminated our First Amended and Restated Credit Agreement with FMCC, General Motors Acceptance Corporation (“GMAC”) and DaimlerChrysler Financial Services North America LLC. The Committed Credit Facility provides us with $650.0 million of new and used vehicle inventory financing (“Floor Plan Tranche”) and $150.0 million of working capital borrowing capacity (“Working Capital Tranche”). In addition, FMCC and GMAC have committed $150.0 million and $100.0 million, respectively, of floor plan financing outside of the Syndicate to finance inventory at our Ford dealerships and General Motors’ dealerships. In total, these commitments give us $150.0 million of working capital borrowing capacity and $900.0 million of floor plan borrowing capacity.

During the nine months ended September 30, 2005, we borrowed $15.0 million from the Working Capital Tranche of our Committed Credit Facility, of which $8.2 million was used for the purchase of real estate on which two of our dealerships are located.  The remainder of the borrowings was used for general corporate purposes.  During the nine months ended September 30, 2005, we repaid the $15.0 million borrowed from our Committed Credit Facility.

Floor Plan Financing-

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory.  As of September 30, 2005, total borrowing capacity under the floor plan financing agreements with our vehicle floor plan providers totaled $900.0 million.  In addition, as of September 30, 2005, we had total borrowing capacity of $56.0 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of September 30, 2005, we had $531.2 million, including $32.3 million classified as Liabilities Associated with Assets Held for Sale, outstanding under all our floor plan financing agreements.

Derivative Instruments-

We have three interest rate swap agreements that are scheduled to terminate in March 2006.  At that time, we will make a cash payment equal to the fair market value of the swap agreements on that date.  As it is our intention to keep the related debt in place subsequent to the termination of these swaps, the corresponding amount in Accumulated Other Comprehensive Income and the offset to our 8% Senior Subordinated Notes Payable due 2014 will be recognized as a component of floor plan interest expense and other interest expense, respectively, over the original swap terms of 10 years (8 years from the point of termination).  As of September 30, 2005, the combined liability of the swap agreements was $13.0 million.

Acquisitions and Acquisition Financing-

During the nine months ended September 30, 2005, we acquired two franchises (one dealership location) for an aggregate purchase price of $5.9 million, of which $5.3 million was paid in cash through the use of available funds and $0.6 million represented the fair value of future payments.  In addition to the franchises mentioned above, we acquired one franchise through the exchange of two of our franchises valued at $1.5 million and $4.0 million in cash.  During the nine months ended September 30, 2004, we acquired six franchises (six dealership locations) for an aggregate purchase price of $74.2 million, of which $71.6 million was paid in cash through the use of available funds, with the remaining $2.6 million representing the fair value of future payments associated with one of our acquisitions.

Sale-Leaseback Transactions-

During the nine months ended September 30, 2005, we completed two sale-leaseback transactions and sold real estate in connection with a pending sale-leaseback transaction, which resulted in the sale of approximately $17.2 million of real estate and construction improvements and the commencement of long-term operating leases for the assets sold.

Debt Covenants-

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) an adjusted current ratio of at least 1.2 to 1, of which our ratio was approximately 1.6 to 1 as of September 30, 2005; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was approximately 1.4 to 1 as of September 30, 2005; (iii) an adjusted leverage ratio of not more than 4.5 to 1, of which our ratio was approximately 2.8 to 1 as of September 30, 2005 and (iv) a minimum adjusted net worth of not less than $350.0 million, of which our adjusted net worth was approximately $475.4 million as of September 30, 2005.  A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was approximately 1.4 to 1 as of September 30, 2005 and (ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was approximately 3.1 to 1 as of September 30, 2005. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the amount to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of September 30, 2005, we were in compliance with all our debt and lease agreement covenants.

Cash Flows for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

We finance the acquisition of our new vehicle inventory through (i) an arrangement with Ford Motor Credit Company under which we finance all purchases of new Ford vehicles; (ii) an arrangement with General Motors Acceptance Corporation under which we finance all purchases of new General Motors vehicles; and (iii) an arrangement with a syndicate of lenders to provide floor plan financing for all other new vehicle purchases.

Historically, we have classified the net borrowings and repayments of floor plan notes payable as an operating activity on the statement of cash flows, however, based on comments from the U.S. Securities and Exchange Commission to registrants in the automotive retail industry, we now present net borrowings and repayments on floor plan notes payable associated with parties other than the captive finance company affiliated with the manufacturer of the purchased vehicle as a financing activity.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of a vehicle immediately after that vehicle is sold.  As a result, changes in floor plan notes payable are directly linked to changes in new vehicle inventory and therefore are an integral part of understanding changes in our working capital and operating cash flow.  Consequently, we have provided a reconciliation of cash flow from operating activities and financing activities, as if all changes in new vehicle floor plan were classified as an operating activity.

	For the Nine Months Ended September 30,
(In thousands)	2005	2004
Reconciliation of Cash flow from Operating Activities to Adjusted Cash Flow from Operating Activities
Cash flow from operating activities – as reported	$50,292	$(7,747)
Floor plan notes payable – non-manufacturer affiliated	25,178	(15,192)
Cash flow from operating activities – as adjusted	$75,470	$(22,939)

Reconciliation of Cash flow from Financing Activities to Adjusted Cash Flow from Financing Activities
Cash flow from financing activities – as reported	$(3,217)	$32,528
Floor plan notes payable – non-manufacturer affiliated	(25,178)	15,192
Cash flow from financing activities – as adjusted	$(28,395)	$47,720

Operating Activities-

Net cash provided by operating activities, as adjusted, totaled $75.5 million for the nine months ended September 30, 2005.  Net cash used in operating activities totaled $22.9 million for the nine months ended September 30, 2004.  Cash flow from operating activities includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory.

The increase in our cash flow from operating activities for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, was primarily attributable to (i) the timing of collection of accounts receivable and contracts-in-transit, (ii) the timing of inventory purchases and repayments of floor plan notes payable and (iii) timing of payments of accounts payable and accrued liabilities.  In addition, during the nine months ended September 30, 2004, we decided to repay a portion of our new and used vehicle floor plan notes payable prior to the sale of the related vehicles, which reduced our cash flow from operating activities by approximately $56.0 million for the nine months ended September 30, 2004.

Investing Activities—

Net cash used in investing activities totaled $49.2 million and $113.2 million for the nine months ended September 30, 2005 and 2004, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction advances from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $51.0 million and $56.6 million for the nine months ended September 30, 2005 and 2004, respectively, of which $24.4 million and $20.4 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the nine months ended September 30, 2005 and 2004, respectively. Our capital investments consisted of upgrades of our existing facilities and construction of new facilities. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. During the nine months ended September 30, 2005 and 2004, we received $4.1 million and $10.1 million, respectively, in construction advances from lessors in connection with our sale-leaseback agreements. We expect that capital expenditures during 2005 will total approximately $80.0 million, of which we intend to finance approximately 60% principally through sale-leaseback agreements.

Cash used for acquisitions totaled $9.3 million and $71.6 million for the nine months ended September 30, 2005 and 2004, respectively.  We do not anticipate making any additional acquisitions in 2005.

Proceeds from the sale of assets totaled $5.1 million and $4.0 million for the nine months ended September 30, 2005 and 2004, respectively.  We are under contract to sell the six remaining Thomason dealerships in Portland, Oregon in the fourth quarter of 2005.  Based on the contracted sales price, we will receive approximately $40 million of proceeds, and we expect to generate another $20 million in cash in the first quarter of 2006 through cash tax savings and the settlement of net assets not included in the sale.  We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash used in financing activities, as adjusted, totaled $28.4 million for the nine months ended September 30, 2005.  Net cash provided by financing activities totaled $47.7 million during the nine months ended September 30, 2004.  During the nine months ended September 30, 2005 and 2004, proceeds from borrowings amounted to $23.3 million and $21.6 million, which was used to finance construction on our dealership facilities and general corporate purposes.  In addition, in 2005 we incurred $5.0 million of debt issuance costs associated with our Committed Credit Facility.

During the nine months ended September 30, 2005 and 2004, we repaid debt of $49.7 million and $90.3 million, respectively. During the nine months ended September 30, 2005, we repaid $32.4 million of our outstanding mortgage notes payable the majority of which resulted from our decision to repay approximately $29.2 million of our variable rate mortgage notes payable.

Off-Balance Sheet Transactions

We had no material off-balance sheet transactions during the periods presented other than those disclosed in Note 13 of our consolidated financial statements.

Stock Repurchase Restrictions

Pursuant to the indentures governing our 9% Senior Subordinated Notes due 2012, our 8% Senior Subordinated Notes due 2014 and our Committed Credit Facility, our ability to repurchase shares of our common stock is limited. As of September 30, 2005, our ability to repurchase shares was limited to an aggregate purchase price of $37.1 million due to these restrictions. We did not repurchase any shares of our common stock during 2005 or 2004.

CRITICAL ACCOUNTING ESTIMATES

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

Inventories—

Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific inventory vehicles where cost basis exceeds fair value and for parts that we believe are excess or obsolete. In assessing lower of cost or market for new vehicles, we primarily consider the aging of vehicles and loss histories, along with the timing of annual and model changeovers. The assessment of lower of cost or market for used vehicles considers recent data and trends such as loss histories, current aging of the inventory and current market conditions. The assessment of excess and obsolete parts considers the sales activity of specific parts over the last twelve months.  These reserves were $4.8 million and $4.9 million as of September 30, 2005 and December 31, 2004, respectively.

Notes Receivable—Finance Contracts—

As of September 30, 2005 and December 31, 2004, we had outstanding notes receivable from finance contracts of $26.1 million and $30.9 million, respectively (net of an allowance for credit losses of $3.7 million and $6.3 million, respectively). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve.

F&I Chargeback Reserve—

We receive commissions from extended service and insurance providers for the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated by the customer. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. These reserves were $12.7 million and $12.0 million as of September 30, 2005 and December 31, 2004, respectively.

Goodwill and Other Intangible Assets—

Our retail network is organized into principally four regions that include eleven dealership groups.  We evaluate our operations and financial results by dealership in the aggregate. The general managers, with direction from a centralized management team, including corporate and regional management, implement strategic initiatives while maintaining their ability to respond effectively to local market conditions.  Based on our management, operational and reporting structure we operate in one segment and therefore we evaluate goodwill at the total company level.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005.  We currently capitalize rent incurred during the construction period and amortize the costs over the lease term.  We will adopt the provisions of FSP No. FAS 13-1 as of January 1, 2006 and begin expensing all rent incurred during the construction period.

In June 2005 the FASB ratified Emerging Issues Task Force No. 05-6, “Determining the Amortization Period for Leasehold Improvements.”  The consensus reached is that leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement.  We have adopted the provisions of EITF No. 05-6 and are amortizing leasehold improvements over the lesser of the useful life or the lease term, including reasonably assured renewal periods.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle.  APB Opinion No. 20 and SFAS No. 3 previously required that voluntary changes in accounting principle be recognized through a cumulative effect in net income in the period of change.  SFAS No. 154 is effective for reporting periods beginning after December 15, 2005.  We do not expect SFAS No. 154 to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment.”  This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (revised 2004) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123 (revised 2004).  Registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after September 15, 2005.  The Commission’s new rule allows companies to implement SFAS No 123 (Revised 2004) at the beginning of their next fiscal year, instead of the next reporting period, that begins after September 15, 2005. We are currently evaluating the effect of this statement on our consolidated financial statements and related disclosures.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Adjusted cash flow from operating activities

	For the Nine Months Ended September 30,
(In thousands)	2005	2004
Reconciliation of Cash flow from Operating Activities to Adjusted Cash Flow from Operating Activities
Cash flow from operating activities – as reported	$50,292	$(7,747)
Floor plan notes payable – non-manufacturer affiliated	25,178	(15,192)
Cash flow from operating activities – as adjusted	$75,470	$(22,939)

Adjusted cash flow from financing activities

	For the Nine Months Ended September 30,
(In thousands)	2005	2004
Reconciliation of Cash flow from Financing Activities to Adjusted Cash Flow from Financing Activities
Cash flow from financing activities – as reported	$(3,217)	$32,528
Floor plan notes payable – non-manufacturer affiliated	(25,178)	15,192
Cash flow from financing activities – as adjusted	$(28,395)	$47,720

Dealership generated Finance and Insurance Gross Profit PVR-

We evaluate our finance and insurance gross profit performance on a Per Vehicle Retailed (“PVR”) basis by dividing our total finance and insurance gross profit by the number of retail vehicles sold. During 2003, our corporate office renegotiated a contract with one of our third party finance and insurance product providers, which resulted in the recognition of revenue during the three and nine months ended September 30, 2005 and 2004, that was attributable to retail vehicles sold during prior periods. We believe that dealership generated finance and insurance, which excludes the additional revenue derived from this contract, provides a more accurate measure of our finance and insurance operating performance.

The following table reconciles finance and insurance gross profit to dealership generated finance and insurance gross profit, and provides the necessary components to calculate dealership generated finance and insurance gross profit PVR:

	For the Three Months Ended September 30,
(In thousands, except for unit and per vehicle data)	2005	2004
Reconciliation of Finance and Insurance Gross Profit to Dealership Generated Finance and Insurance Gross Profit:
Finance and insurance gross profit, net (as reported)	$40,434	$36,024
Less: Corporate generated finance and insurance gross profit	(1,185)	(1,408)
Dealership generated finance and insurance gross profit	$39,249	$34,616

Dealership generated finance and insurance gross profit PVR	$857	$869

Retail units sold:
New retail units	29,256	25,742
Used retail units	16,533	14,088
Total	45,789	39,830

	For the Nine Months Ended September 30,
(In thousands, except for unit and per vehicle data)	2005	2004
Reconciliation of Finance and Insurance Gross Profit to Dealership Generated Finance and Insurance Gross Profit:
Finance and insurance gross profit, net (as reported)	$115,642	$99,353
Less: Corporate generated finance and insurance gross profit	(3,754)	(4,556)
Dealership generated finance and insurance gross profit	$111,888	$94,797

Dealership generated finance and insurance gross profit PVR	$880	$831

Retail units sold:
New retail units	80,430	72,463
Used retail units	46,670	41,675
Total	127,100	114,138

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $232.2 million of variable rate long-term debt (including the current portion) outstanding at September 30, 2005, a 1% change in interest rates would result in a change of approximately $2.3 million to our annual other interest expense. Conversely, based on fixed-rate debt of $266.0 million, a 1% change in interest would mean we would not experience the impact of a $2.7 million change in interest expense. Based on floor plan amounts outstanding at September 30, 2005, a 1% change in the interest rates would result in a change of approximately $5.0 million to annual floor plan interest expense.

We received $19.8 million of interest credit assistance from certain automobile manufacturers during the nine months ended September 30, 2005.  Interest credit assistance reduced new vehicle cost of sales for the nine months ended September 30, 2005 by $20.3 million and reduced new vehicle inventory by $3.4 million and $3.9 million as of September 30, 2005 and December 31, 2004, respectively.  Although we can provide no assurance as to the amount of future interest credit assistance, based on historical data, it is our expectation that an increase in prevailing interest rates would result in some increase in interest credit assistance from certain automobile manufacturers.

Interest Rate Hedges

In December 2003, we entered into two forward interest rate swaps with a combined notional principal amount of $170.0 million, to provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006.  The swap agreements were designated and qualify as cash flow hedges of our variable rate floor plan notes payable and will contain minor ineffectiveness.  The swaps are scheduled to terminate in March 2006.  As of September 30, 2005 and December 31, 2004, the swaps had a fair value of $7.5 million and $7.1 million, and are included in Accrued Liabilities and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets.

In December 2003, we entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%.  This swap agreement was designated and qualifies as a fair value hedge of our 8% Senior Subordinated Notes due 2014 and did not contain any ineffectiveness.  As a result, our 8% Senior Subordinated Notes due 2014 have been adjusted by the fair value of the related swap.  The swap is scheduled to terminate in March 2006.   As of September 30, 2005 and December 31, 2004, the swap agreement had a fair value of $5.5 million and $2.7 million and is included in Accrued Liabilities and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets.

We have entered into an interest rate swap agreement with a notional principal amount of $15.2 million as a hedge against future changes in the interest rate of our variable rate mortgage notes payable. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of September 30, 2005, the swap agreement had a fair value of $0.1 million, which was included in Other Long-Term Assets on the accompanying Consolidated Balance Sheets.  As of December 31, 2004, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures (i) were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and (ii) were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.   OTHER INFORMATION

Item 5.  Other Information

On November 3, 2005, Asbury Automotive Group, Inc. (the "Company") and Kenneth B. Gilman (“Mr. Gilman”) entered into the Third Amendment to Employment Agreement for Kenneth B. Gilman (the “Third Amendment,” with the Employment Agreement between the Company and Mr. Gilman, dated December 3, 2001, and the First and Second Amendments thereto, being collectively defined as, the “Agreement”).  Mr. Gilman is a Director and the President and Chief Executive Officer of the Company.

A copy of the Third Amendment is attached to this report on Form 10-Q as Exhibit 10.1, and the following summary is qualified in its entirety by reference to the Agreement.  The significant provisions of the Third Amendment are as follows:

•      Mr. Gilman’s term of employment is renewed for one year through December 31, 2006.

•      The terms of the Agreement are the same, except that if Mr. Gilman is terminated (other than by the Company for Good Cause, by Mr. Gilman without Good Reason or due to Mr. Gilman’s death or Total Disability), he will receive severance pay from the Company equal to one year of his Base Salary, rather than two years Base Salary as previously provided for in the Agreement, plus an amount equal to the total bonus, if any, actually earned by Mr. Gilman in the year preceding the year in which such termination occurred, calculated in accordance with the Agreement.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description of Documents

4.1

Fourth Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 9% Senior Subordinated Notes due 2012

4.2

Third Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 8% Senior Subordinated Notes due 2014

10.1	Third Amendment to Employment Agreement of Kenneth B. Gilman, dated as of November 3, 2005
31.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2005

31.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2005

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2005

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: November 7, 2005	By:	/s/ KENNETH B. GILMAN
		Name:	Kenneth B. Gilman
		Title:	Chief Executive Officer and President

Date: November 7, 2005	By:	/s/ J. GORDON SMITH
		Name:	J. Gordon Smith
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
4.1

Fourth Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 9% Senior Subordinated Notes due 2012

4.2

Third Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 8% Senior Subordinated Notes due 2014

10.1	Third Amendment to Employment Agreement of Kenneth B. Gilman, dated as of November 3, 2005
31.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2005

31.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2005

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2005

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2005