Form 10-K/A
period 2004-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2006-03-15
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K/A

Amendment No. 1

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

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K/A into which the document is incorporated:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III, Items 10 through 14 of this Form 10-K/A.

EXPLANATORY NOTE

We are filing Amendment No. 1 to the Asbury Automotive Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 to change the presentation of certain floor plan notes payable information. We finance substantially all of our new and at times a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. Consistent with industry practice, we previously reported all floor plan notes payable as a single line on our Consolidated Balance Sheets and all cash flow activity relating to floor plan notes payable in the operating activities section of our Consolidated Statement of Cash flows. In addition, we historically considered all borrowings and repayments of floor plan notes payable associated with inventory acquired through a dealership acquisition and inventory sold through a dealership divestiture, non-cash activities. Floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, all floor plan notes payable relating to pre-owned vehicles, have been restated as floor plan notes payable — non-manufacturer affiliated on the Consolidated Balance Sheets, and the related non-manufacturer affiliated cash flows have been restated from operating activities to financing activities on the Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. In addition, we have included floor plan notes payable activity associated with dealership acquisitions and divestitures in the Consolidated Statements of Cash Flows.

The changes in presentation have no effect on net income, earnings per share, stockholder’s equity or our conclusion that our disclosure controls and procedures were effective as of December 31, 2004. However, because we are restating the financial statements included in our Form 10-K, our financial statements include the effects of entities which became discontinued operations during the nine months ended September 30, 2005. Such changes affect Items 1, 2, 6, 7, 7A, 8, 9A and 15 in this Form 10-K/A. In addition, we have made certain other immaterial reclassifications to conform to current presentation. All other information in this amendment is as of the date of the original filing and does not reflect any subsequent information or events occurring after the date of the original filing. Forward looking statements made reflect our expectations as of the date of our original filing and have not been adjusted to reflect subsequent information.

ASBURY AUTOMOTIVE GROUP, INC.

2004 FORM 10-K/A ANNUAL REPORT

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

Item 1.Business

We are one of the largest automotive retailers in the United States, operating 132 franchises at 96 dealership locations as of December 31, 2004. We offer our customers an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts and warranty, insurance and extended service contracts. For the year ended December 31, 2004, our revenues were approximately $5.0 billion and our net income was approximately $50.1 million.

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

Brand Names by Region	Date of Initial Acquisition	Markets	Franchises

South
Nalley Automotive Group	September 1996	Atlanta, GA	Acura, Audi, BMW, Chrysler, Hino, Honda, Infiniti, Isuzu Truck, Jaguar, Jeep, Lexus(a), Navistar, Peterbilt, Volvo
North Point Auto Group	February 1999	Little Rock, AR	BMW, Ford, Hyundai(a), Lincoln, Mazda, Mercury, Nissan, Toyota, Volkswagen, Volvo
Florida
Courtesy Autogroup	September 1998	Tampa, FL	Chrysler, GMC, Hyundai, Infiniti, Jeep, Kia, Lincoln(b) (c), Mercedes-Benz, Mercury(b) (c), Nissan, Pontiac, Toyota
Coggin Automotive Group	October 1998	Jacksonville, FL	Chevrolet, GMC(a), Honda(a), Kia, Nissan(a), Pontiac(a), Toyota
		Orlando, FL	Buick, Chevrolet, Ford, GMC, Honda(a), Lincoln, Mercury, Pontiac
		Fort Pierce, FL	BMW, Honda, Mercedes-Benz
West
Thomason Autogroup	December 1998	Portland, OR	Ford(a) (d), GMC(b) (c), Honda (d), Hyundai(a) (d), Pontiac(b) (c),Toyota (d)
Northern California Dealerships	April 2003	Fresno, CA Sacramento, CA	Mercedes-Benz, Nissan Mercedes-Benz
Spirit Automotive Group	April 2004	Rancho Santa Margarita, CA Los Angeles, CA	Nissan (d) Dodge (d), Honda
David McDavid Auto Group	April 1998	Dallas/Fort Worth, TX	Acura, Buick, GMC, Honda(a), Lincoln, Mercury, Pontiac
		Houston, TX	Honda, Nissan
		Austin, TX	Acura
Mid-Atlantic
Crown Automotive Company	December 1998	Greensboro, NC	Acura, BMW, Cadillac, Chevrolet, Chrysler, Dodge, GMC, Honda, Nissan, Pontiac, Volvo
		Chapel Hill, NC	Honda, Volvo
		Fayetteville, NC	Dodge, Ford
		Charlotte, NC	Honda

Brand Names by Region	Date of Initial Acquisition	Markets	Franchises
		Richmond, VA	Acura, BMW(a), Mini
		Charlottesville, VA	BMW, Porsche
		Greenville, SC	Chrysler, Jeep, Nissan
Gray-Daniels Auto Family	April 2000	Jackson, MS	Buick, Cadillac, Chevrolet,Chrysler (c), Ford, GMC, Jeep (c), Lincoln, Mercury, Nissan(a), Pontiac, Toyota
Plaza Motor Company	December 1997	St. Louis, MO	Audi, BMW, Cadillac, Infiniti, Land Rover, Lexus, Mercedes-Benz, Porsche

(a)             This market has two of these franchises.

(b)            Pending divestiture as of December 31, 2004.

(c)             Divested during the nine months ended September 30, 2005

(d)            Pending divestiture as of September 30, 2005

In addition to the sale of new and used vehicles, our dealerships offer a wide range of other products and services, including repair and warranty work, replacement parts, extended warranty coverage and finance and insurance products.

New vehicle sales

Our franchises include a diverse portfolio of 33 American, European and Asian brands. In 2004, we retailed approximately 97,000 new vehicles through our dealerships. New vehicle sales were approximately 62% of our total revenues and 29% of our total gross profit for the year ended December 31, 2004. We believe that our diverse brand, product and price mix enables us to reduce our exposure to specific product supply shortages and changing customer preferences. Please see “Business Strategy—Focus on Premier Brand Mix, Strategic Markets and Diversification” below for a discussion on our diverse offering of brands and products.

Our new vehicle retail sales include new vehicle sales, new vehicle retail lease transactions and other similar agreements, which are arranged by our individual dealerships. Due to their terms, new vehicle leases, which are provided by third parties, generally cause customers to return to the market more frequently than in the case of purchased vehicles. In addition, because third party lessors frequently give our dealerships the first option to purchase vehicles returned by customers at lease-end, leases provide us with an additional source of late-model vehicles for our used vehicle inventory. Generally, leased vehicles remain under factory warranty for the term of the lease, allowing dealerships to provide repair service to the lessee throughout the lease term. Historically, approximately 3% of our new vehicle sales revenue has been derived from the sale of new vehicles to commercial customers (referred to as “fleet” sales).

Used vehicle sales

We sell used vehicles at virtually all of our franchised dealerships. Used vehicle sales, which generally have higher gross margins than new vehicles, made up approximately 24% of our total revenues and 13% of our total gross profit for the year ended December 31, 2004. In 2004, we retailed approximately 55,000 used vehicles through our dealerships. Profits from the sales of used vehicles are dependent primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and effectively manage inventory. Our new vehicle operations provide our used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which we believe are a good source of attractive used vehicle inventory. In addition, a significant portion of our used vehicle inventory is purchased at auctions restricted to new vehicle dealers (offering off-lease, rental and fleet vehicles) and “open” auctions which offer vehicles sold by other dealers and repossessed vehicles. We sell a majority of our used vehicles to retail customers. We dispose of used vehicles that are not purchased by retail customers through sales to other dealers and at auctions. The reconditioning of used vehicles also creates profitable service work for our fixed operations departments.

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

Parts, service and collision repair

We refer to the parts, service and collision repair area of our business as “fixed operations”. We sell parts and provide maintenance and repair service at all of our franchised dealerships, primarily for the vehicle brands sold at those dealerships. In addition, we maintain 23 free-standing collision repair centers in close proximity to our dealerships. Our dealerships and collision repair centers collectively operate approximately 2,200 service bays. Parts, service and collision repair centers accounted for approximately 11% of our total revenues and 40% of our total gross profit as of December 31, 2004.

Historically, fixed operations revenues have been more stable than vehicle sales. Industry-wide, parts and service revenues have consistently increased over the last 20 years primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increased number of vehicles on the road. We believe the variety and quality of extended warranty plans available for both new and used vehicles in recent years has seen progressive expansion and improvement. We believe this trend may also be a contributing factor in our fixed operations revenue growth. As of December 31, 2004, warranty work accounted for approximately 20% of our parts and service business revenue.

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

Finance and insurance

We generally arrange for the financing of the sale or lease of new and used vehicles to customers through third party vendors. We arranged customer financing with no recourse to us on approximately 65% of the vehicles we sold during the year ended December 31, 2004. These transactions result in commissions being paid to us by the third party lenders, including manufacturer captive finance subsidiaries. As of March 14, 2005, we have entered into “preferred lender agreements” with 17 lenders. Under the terms of the preferred lender agreements, each lender has agreed to provide a marketing fee to us above the standard commission for each loan that our dealerships place with that lender. Furthermore, many of the insurance products we sell result in additional underwriting profits and investment income yields based on portfolio performance.

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

Business Strategy

Focus on Premier Brand Mix, Strategic Markets and Diversification

We classify our franchise sales lines into luxury, mid-line import, mid-line domestic, value and heavy trucks. Luxury and mid-line imports together accounted for approximately 70% of our new retail vehicle revenues as of December 31, 2004 and comprised over half of our total franchises. Over the last 15 years, luxury and mid-line imports have gained market share at the expense of mid-line domestic brands. Generally, luxury and mid-line imports generate above average gross margins and greater customer loyalty. Furthermore, customers for these brands tend to service their vehicles more frequently at a franchised dealership than customers of other brands, which makes these brands more profitable from a parts and service perspective.

The following table reflects current franchises and the share of new retail vehicle revenue represented by each class of franchise:

Class/Franchise	Number of Franchises as of December 31, 2004	% of New Retail Vehicle Revenue for the Year Ended December 31, 2004

Luxury
BMW	8	7%
Acura	5	5
Lincoln(a) (b)	5	2
Mercedes-Benz	5	7
Volvo	4	2
Audi	2	1
Cadillac	3	1
Infiniti	3	3
Lexus	3	6
Porsche	2	*
Jaguar	1	*
Land Rover	1	*
Total Luxury	42	34%

Mid-Line Import
Honda (c)	14	18%
Nissan (c)	11	10
Toyota (c)	5	7
Mazda	1	*
MINI	1	*
Volkswagen	1	1
Total Mid-Line Import	33	36%

Mid-Line Domestic
GMC(a) (b)	8	3%
Pontiac(a) (b)	8	1
Ford (d)	6	7
Chrysler (b)	5	2
Mercury(a) (b)	5	1
Chevrolet	4	3
Jeep (b)	4	2
Buick	3	*
Dodge (c)	3	1
Total Mid-Line Domestic	46	20%

Value
Hyundai (d)	5	2%
Kia	2	1
Total Value	7	3%

Heavy Trucks
Hino	1	* %
Isuzu	1	2
Navistar	1	3
Peterbilt	1	2
Total Heavy Trucks	4	7%
TOTAL	132	100%

*                    Franchise accounted for less than 1% of new retail vehicle revenue for the year ended December 31, 2004.

(a)             Includes one pending divestiture as of December 31, 2004.

(b)            Includes one divestiture during the nine months ended September 30, 2005.

(c)             Includes one pending divestiture as of September 30, 2005.

(d)            Includes two pending divestitures as of September 30, 2005.

Asbury’s geographic coverage encompasses 23 different metropolitan markets at 96 locations in 11 states as of December 31, 2004:  Arkansas, California, Florida, Georgia, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Texas and Virginia. New vehicle sales revenue is diversified among manufacturers and for the year ended December 31, 2004, consisted of Honda (18%), Nissan (10%), BMW (7%), Ford (7%), Mercedes-Benz (7%), Toyota (7%), Lexus (6%) and Acura (5%) representing the highest concentrations. We believe that our broad geographic coverage as well as diversification among manufacturers decreases our exposure to regional economic downturns and manufacturer-specific risks such as warranty issues or production disruption. See “Risk Factors—Risk Factors Related to our Dependence on Vehicle Manufacturers—Adverse conditions affecting one or more manufacturers may negatively impact our profitability” for a list of such manufacturer specific risks.

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

•       Fixed Operations.We offer parts, perform vehicle service work and operate collision repair centers, all of which provide important sources of recurring revenue with high gross profit margins. For the year ended December 31, 2004, gross profits from these businesses absorbed approximately 57% of our total operating expenses, including corporate office expenses and excluding salespersons’ compensation. We intend to continue to grow this higher-margin business and increase this cost absorption rate by adding new service bays, increasing capacity utilization of existing service bays and ensuring high levels of customer satisfaction within our parts, service and collision repair operations. In addition, given the increased sophistication of vehicles, our repair operations provide detailed expertise and state-of-the-art diagnostic equipment that we believe independent repair shops cannot adequately provide. Our repair operations also provide manufacturer warranty work that must be done at certified franchise dealerships, rather than through independent dealers.

•       Finance and Insurance.We intend to continue to bolster our finance and insurance revenues by offering a broad range of conventional finance and lease alternatives to fund the purchase of new and used vehicles. In addition to offering these third party financing products, we intend to expand our already broad offering of third party products such as credit insurance, extended service contracts, maintenance programs and a host of other niche products to meet all of our customer needs on a “one stop” shopping basis. Moreover, continued in-depth sales training efforts and innovative computer technologies will serve as important tools in growing our finance and insurance profitability. We have increased platform finance and insurance revenue per vehicle retailed to $843 for the year ended December 31, 2004 from $745 for the year ended December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Information.” We have successfully increased our platform finance and insurance revenue per vehicle retailed each year since our inception.

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

•       Tuck-In Acquisitions.One of our goals is to become the market leader in every region in which we operate. We plan to acquire additional dealerships in each of the markets in which we operate to increase our brand mix, products and services offered in that market. Tuck-in acquisitions are typically re-branded immediately and operate thereafter under the respective local brand name. We believe that these acquisitions have facilitated, and will continue to facilitate, our regional operating efficiencies and cost savings. In addition, we have generally been able to improve the gross profit of tuck-in dealerships within twelve months following an acquisition. We believe this is due to improvements in the number of finance and insurance products sold per vehicle retailed, greater utilization of service bays, improved management practices and enhanced unit sales volumes related to the strength of our local brand names.

•       Platform Acquisitions.We will seek to establish a presence in new geographic markets through multiple purchases of individual franchises over time, or through acquisitions of large, profitable and well-managed dealership groups with leading market positions. We target metropolitan and high-growth suburban markets in which we are not currently present and platforms with superior operational and financial management personnel. We believe that the retention of existing high-quality management who understand the local market enables acquired platforms to continue to operate efficiently, while allowing us to effectively expand our operations through future acquisitions without having to employ and train new personnel. We also believe retention of the local, established brand name is important to attracting a broad and loyal customer base. We believe we are able to pursue larger, established acquisition candidates as a result of our platform management retention strategies, the reputation of our existing and former platform managers as leaders in the automotive retailing industry, our size and our financial resources.

•       Focus on Acquisitions Providing Geographic and Brand Diversity.By focusing on geographic and brand diversity, we seek to manage economic risk and drive growth and profitability. By having a presence in all major brands and by avoiding concentration with one manufacturer, we are well-positioned to reduce our exposure to specific product supply shortages and changing customer preferences. At the same time, we will seek to continue to increase the proportion of our dealerships that are in markets with favorable demographic characteristics or that are franchises of fast-growing, high-margin brands.

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

Marketing

Our advertising and marketing efforts are focused at the local market level, with the aim of building our business with a broad base of repeat, referral and new customers. Our primary advertising medium is local newspapers, followed by radio, television, direct mail, the Internet and the yellow pages. The retail automotive industry has traditionally used locally produced, largely non-professional materials, often developed under the direction of each dealership’s general manager. We have created common marketing materials for our brand names using professional advertising agencies. Our sales and marketing department helps oversee and share creative materials and general marketing best practices across our dealerships. Our total company marketing expense was $50.3 million for the year ended December 31, 2004, which translates into an average of $330 per retail vehicle sold. In addition, manufacturers’ direct advertising spending in support of their brands has been historically a significant component of the total amount spent on new car advertising in the United States.

Management Information Systems

We consolidate financial, accounting and operational data received from our dealers nationwide through an exclusive private communication network.

The data from the dealers is gathered and processed through their individual dealer management system. Our dealers use software from ADP, Inc., Reynolds & Reynolds, Co., or UCS, Inc. as their dealer management system. Our systems approach allows us to choose the dealer management system that best fit our daily operational needs. We aggregate the information from the dealer systems at our corporate headquarters to create one single view of the business using Hyperion financial products.

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

Provisions for Termination or Non-renewal of Dealer and Framework Agreements.Certain of our dealer agreements expire after a specified period of time, ranging from one year to six years, while other of our agreements have a perpetual term. We expect to renew expiring agreements in the ordinary course of business. However, typical dealer agreements provide for termination or non-renewal by the manufacturer under certain circumstances, including:

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

Manufacturers’ Limitations on Acquisitions.Our dealer agreements and framework agreements typically require us to maintain certain performance standards and obtain the consent of the applicable manufacturer before we can acquire any additional dealership franchises. A majority of these agreements impose limits on the number of dealerships we are permitted to own at the metropolitan, regional and national levels. These limits vary according to the agreements we have with each of the manufacturers but are generally based on fixed numerical limits or on a fixed percentage of the aggregate sales of the manufacturer. Under our current framework and dealer agreements, we are close to our franchise ceiling with Toyota, Lexus, Jaguar and Acura. As a result of certain performance deficiencies asserted by Ford, we are currently ineligible to acquire additional Ford dealerships and we do not anticipate regaining such eligibility any time in the foreseeable future. However, we do not believe our inability to acquire additional Ford dealerships will have a material affect on our business. From time to time certain other manufacturers also assert sales and customer satisfaction and other deficiencies at certain of our dealerships causing us to be ineligible to acquire certain additional dealerships until such deficiencies have been remedied or relief from such requirements can be negotiated. It is our practice to cooperate with these manufacturers to correct the asserted performance and other issues, including at times entering into supplemental “action plan” agreements detailing the steps we will take and in some cases specifying the timeframes in which we plan to achieve improved performance at these dealerships. Unless we negotiate favorable terms with, or receive the consent of, the manufacturers, we may be prevented from making further acquisitions upon reaching the limits or if we fail to maintain performance standards provided for in the framework agreements. See also “Risk Factors—Risk Factors Related to Our

Dependence on Vehicle Manufacturers—Manufacturers’ restrictions on acquisitions may limit our future growth.”

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

For the year ended December 31, 2004, brands representing 5% or more of our revenues from new vehicle retail sales were as follows:

Brand	% of Total New Vehicle Retail Sales
Honda	18%
Nissan	10%
BMW	7%
Ford	7%
Mercedes-Benz	7%
Toyota	7%
Lexus	6%
Acura	5%

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

We are highly leveraged and have significant debt service obligations. As of December 31, 2004, we had total debt of $526.4 million, excluding floor plan notes payable. In addition, we and our subsidiaries may incur additional debt from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions contained in our Committed Credit Facility and the indentures governing our 9% Notes and our 8% Senior Subordinated Notes due 2014 (the “8% Notes”). We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.

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

We generally finance our purchases of new vehicle inventory and have the ability to finance the purchase of used vehicle inventory using floor plan credit facilities under which we are charged interest at floating rates. In addition, we obtain capital for general corporate purposes, dealership acquisitions and real estate purchases and improvements under predominantly floating interest rate credit facilities. Therefore, excluding the potential mitigating effects from interest rate hedging techniques, our interest expenses will rise with increases in interest rates. Rising interest rates are generally associated with increasing macroeconomic business activity and improvements in gross domestic product. However, rising interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. Given our debt composition as of

December 31, 2004, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by $9.1 million.

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

	Dealerships			Collision Repair Centers
	Owned	Leased		Owned	Leased
Coggin Automotive Group	2	15	(a)	1	4
Courtesy Autogroup	—	9	(b)	—	2
Crown Automotive Company	3	17		—	3
David McDavid Auto Group	—	8		—	5
Gray-Daniels Auto Family	—	6		—	1
Nalley Automotive Group	—	11	(a)	3	1
Northern California Dealerships	—	3		—	—
Northpoint Auto Group	—	7		—	2
Plaza Motor Company	4	1		—	1
Spirit Automotive Group	—	3	(c)	—	—
Thomason Autogroup	—	7	(d)	—	—
Total	9	87		4	19

(a)             Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

(b)            Includes one pending divestiture as of December 31, 2004.

(c)             Includes two pending divestitures as of September 30, 2005.

(d)            All locations were either sold during the nine months ended September 30, 2005 or were pending divestiture as of September 30, 2005.

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

Item 6.                          Selected Financial Data

The accompanying income statement data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been reclassified to reflect the status of our discontinued operations as of September 30, 2005.

	For the Years Ended December 31,
Income Statement Data:	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Revenues:
New vehicle	$3,070,274	$2,575,700	$2,243,006	$2,070,250	$1,832,231
Used vehicle	1,189,458	1,056,367	1,007,580	945,534	807,742
Parts, service and collision repair	577,820	490,764	435,490	401,785	352,012
Finance and insurance, net	134,376	111,727	94,507	82,339	63,010
Total revenues	4,971,928	4,234,558	3,780,583	3,499,908	3,054,995
Cost of sales	4,216,105	3,581,240	3,184,752	2,957,787	2,596,266
Gross profit	755,823	653,318	595,831	542,121	458,729
Selling, general and administrative expenses	596,620	506,955	457,941	415,227	347,350
Depreciation and amortization	18,243	17,585	16,391	23,241	18,512
Income from operations	140,960	128,778	121,499	103,653	92,867
Other income (expense):
Floor plan interest expense	(19,457)	(14,790)	(13,834)	(20,062)	(26,923)
Other interest expense	(39,059)	(39,935)	(38,004)	(43,698)	(34,575)
Interest income	746	449	1,102	2,271	5,148
Loss on extinguishment of debt	—	—	—	(1,433)	—
Other income (expense), net	765	1,522	(127)	(1,275)	(7,064)
Total other expense, net	(57,005)	(52,754)	(50,863)	(64,197)	(63,414)
Income before income tax expense, minority interest and discontinued operations	83,955	76,024	70,636	39,456	29,453
Income tax expense	31,306	28,889	34,658	5,288	3,287
Minority interest in subsidiary earnings	—	—	—	1,240	9,740
Income from continuing operations	52,649	47,135	35,978	32,928	16,426
Discontinued operations	(2,576)	(31,948)	2,107	11,256	14,289
Net income	$50,073	$15,187	$38,085	$44,184	$30,715
Income from continuing operations per common share:
Basic	$1.62	$1.44	$1.09
Diluted	$1.61	$1.44	$1.09

	As of December 31,
Balance Sheet Data:	2004	2003	2002	2001	2000
	(in thousands)
Working Capital	$295,496	$259,784	$167,141	$147,617	$150,481
Inventories	761,557	650,397	591,839	496,054	558,164
Total assets	1,897,959	1,814,279	1,605,644	1,465,013	1,408,223
Floor plan notes payable	650,948	602,167	528,591	451,375	499,332
Total debt (including current portion)	526,416	590,658	475,152	538,337	471,664
Total shareholders’/members’ equity	481,732	434,825	426,951	347,907	325,883

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequent to the issuance of our December 31, 2004 financial statements, we determined that certain information in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows should be restated for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows,” and Rule 5-02(19)(a) of Regulation S-X. Floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, have been restated as floor plan notes payable — non-manufacturer affiliated on the Consolidated Balance Sheets, and the related non-manufacturer affiliated cash flows have been restated from operating activities to financing activities on the Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. In addition, we have restated our Consolidated Statement of Cash Flows to include floor plan notes payable activity in connection with our dealership acquisitions and divestitures. Consistent with industry practice, we previously reported all cash flow activity relating to floor plan notes payable as operating cash flows and considered floor plan notes payable activity associated with dealership acquisitions and divestitures, non-cash activities. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of the restatement and for the effects of entities which became discontinued operations during the nine months ended September 30, 2005. In addition, we have made certain other immaterial reclassifications to conform to current presentation. Forward looking statements made reflected our expectations as of the date of our original filing and have not been adjusted to reflect subsequent information.

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

Income from continuing operations increased $5.5 million, or $0.17 per diluted share, to $52.6 million, or $1.61 per diluted share, for the year ended December 31, 2004, from $47.1 million, or $1.44 per diluted share, for the year ended December 31, 2003.

The increase in net income for the year ended December 31, 2004, compared to the year ended December 31, 2003, resulted from several factors, including: (i) charges during 2003 of $37.9 million related to a goodwill impairment at our Oregon platform and $2.5 million of costs associated with the termination of our agreement to acquire the Bob Baker dealerships, (ii) the incremental results of franchises acquired during 2004 and (iii) continued strong performance of our F&I and fixed operations businesses. These factors were partially offset by (i) incremental advertising costs incurred in an effort to maintain new vehicle sales volumes and (ii) “start-up” costs associated with new dealership locations.

	For the Years Ended December 31,		Increase	%
Revenues—	2004	2003	(Decrease)	Change
	(In thousands, except for unit data)
New vehicle data:
Retail revenues—same store(1)	$2,687,135	$2,506,452	$180,683	7%
Retail revenues—acquisitions	267,010	—
Total new retail revenues	2,954,145	2,506,452	447,693	18%
Fleet revenues—same store(1)	113,057	69,248	43,809	63%
Fleet revenues—acquisitions	3,072	—
Total fleet revenues	116,129	69,248	46,881	68%
New vehicle revenue, as reported	$3,070,274	$2,575,700	$494,574	19%

New retail units—same store(1)	87,680	84,502	3,178	4%
New retail units—actual	97,148	84,502	12,646	15%

Used vehicle data:
Retail revenues—same store(1)	$804,121	$799,366	$4,755	1%
Retail revenues—acquisitions	75,278	—
Total used retail revenues	879,399	799,366	80,033	10%
Wholesale revenues—same store(1)	281,930	257,001	24,929	10%
Wholesale revenues—acquisitions	28,129	—
Total wholesale revenues	310,059	257,001	53,058	21%
Used vehicle revenue, as reported	$1,189,458	$1,056,367	$133,091	13%

Used retail units—same store(1)	51,333	51,288	45	—
Used retail units—actual	55,448	51,288	4,160	8%

Parts, service and collision repair:
Revenues—same store(1)	$528,903	$490,764	$38,139	8%
Revenues—acquisitions	48,917	—
Parts, service and collision repair revenue, as reported	$577,820	$490,764	$87,056	18%

Finance and insurance, net:
Platform revenues—same store(1)	$118,926	$109,034	$9,892	9%
Platform revenues—acquisitions	9,755	—
Platform finance and insurance revenue	128,681	109,034	19,647	18%
Corporate revenues	5,695	2,693
Finance and insurance revenue, as reported	$134,376	$111,727	$22,649	20%

Total revenue:
Same store(1)	$4,534,072	$4,231,865	$302,207	7%
Corporate	5,695	2,693
Acquisitions	432,161	—
Total revenue, as reported	$4,971,928	$4,234,558	$737,370	17%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Total revenues increased 17% to $5.0 billion for the year ended December 31, 2004, from $4.2 billion for the year ended December 31, 2003. Same store revenues were up 7% to $4.5 billion for the year ended December 31, 2004, compared to the year ended December 31, 2003. Same store new retail units increased 4% during 2004, compared to 2003, and same store new vehicle retail revenues were up 7% to $2.7 billion for 2004, from $2.5 billion for 2003, reflecting an increase in the average selling price per unit as a result of a change in the product mix within our brands. Same store used vehicle retail revenue increased 1%, on relatively flat same store unit sales, to $0.8 billion for the year ended December 31, 2004, as manufacturer incentive programs on new vehicles continue to impact our used vehicle retail unit sales volume and sales revenue per used vehicle retailed. We anticipate that manufacturer incentives on new vehicles will continue to drive customers toward new vehicles during 2005.

Fixed operations revenue increased 18%, 8% on a same store basis, for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to an increase in our “customer pay” and warranty parts and service businesses, collectively up approximately 10% on a same store basis. The growth in our “customer pay” business is a result of increased capacity utilization, equipment upgrades, continued focus on customer retention initiatives and the implementation of more aggressive advertising campaigns. Our warranty business continued its positive performance driven by continued manufacturer recall programs and increased work on imported vehicles, which typically generate higher revenue than domestic brands. These improvements were offset by a reduction in our same store collision repair revenue, which decreased 3.0% for the year ended December 31, 2004, compared to the year ended December 31, 2003. The decrease in our collision repair center business is primarily attributable to our dealerships located in Texas, where a major hailstorm in 2003 resulted in incremental collision repair revenues in 2003.

Total F&I revenue increased $22.7 million, or 20%, to $134.4 million for the year ended December 31, 2004, from $111.7 million for the year ended December 31, 2003. Platform F&I revenue increased 9% or $9.9 million on a same store basis to $118.9 million for the year ended December 31, 2004, compared to the year ended December 31, 2003. This increase is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process (iii) maturation of our corporate-sponsored programs and (iv) improvement of the F&I operations at franchises we acquired in prior periods, as F&I revenues have historically continued to improve for several years after we acquire a dealership. Platform F&I excludes revenue resulting from a contract negotiated by our corporate office in July of 2003, which is attributable to retail units sold during prior periods. Corporate F&I revenue was $5.7 million and $2.7 million for the years ended December 31, 2004 and 2003, respectively. The increase of $3.0 million was a result of the full year impact in 2004 of the contract negotiated by our corporate office compared to a six-month impact in 2003. We expect this revenue to decrease significantly over the next few years and ultimately to zero by 2008.

We expect total revenue to increase as we continue to acquire dealerships and expand our service capacity in order to meet anticipated future demand. In addition, we expect that the relatively high volume of new vehicle sales over the past several years, which resulted from the highly “incentivized” new vehicle market, will drive future service demand.

	For the Years Ended December 31,		Increase	%
Gross Profit—	2004	2003	(Decrease)	Change
	(In thousands, except for unit and per vehicle data)
New vehicle data:
Retail gross profit—same store(1)	$196,204	$190,856	$5,348	3%
Retail gross profit—acquisitions	22,192	—
Total new retail gross profit	218,396	190,856	27,540	14%
Fleet gross profit—same store(1)	2,147	1,209	938	78%
Fleet gross profit—acquisitions	24	—
Total fleet gross profit	2,171	1,209	962	80%
New vehicle gross profit, as reported	$220,567	$192,065	$28,502	15%

New retail units—same store(1)	87,680	84,502	3,178	4%
New retail units—actual	97,148	84,502	12,646	15%

Used vehicle data:
Retail gross profit—same store(1)	$93,784	$93,376	$408	—
Retail gross profit—acquisitions	7,886	—
Total used retail gross profit	101,670	93,376	8,294	9%
Wholesale gross profit—same store(1)	(1,990)	(1,551)	(439)	(28)%
Wholesale gross profit—acquisitions	(392)	—
Total wholesale gross profit	(2,382)	(1,551)	(831)	(54)%
Used vehicle gross profit, as reported	$99,288	$91,825	$7,463	8%

Used retail units—same store(1)	51,333	51,288	45	—
Used retail units—actual	55,448	51,288	4,160	8%

Parts, service and collision repair:
Gross profit—same store(1)	$276,834	$257,701	$19,133	7%
Gross profit—acquisitions	24,758	—
Parts, service and collision repair gross profit, as reported	$301,592	$257,701	$43,891	17%

Finance and insurance, net:
Platform gross profit—same store(1)	$118,926	$109,034	$9,892	9%
Platform gross profit—acquisitions	9,755	—
Platform finance and insurance gross profit	128,681	109,034	19,647	18%
Gross profit—corporate	5,695	2,693
Finance and insurance gross profit, as reported	$134,376	$111,727	$22,649	20%

Platform gross profit PVR—same store(1)	$856	$803	$53	7%
Platform gross profit PVR—actual(2)	$843	$803	$40	5%
Gross profit PVR—actual	$881	$823	$58	7%

Total gross profit:
Same store(1)	$685,905	$650,625	$35,280	5%
Corporate	5,695	2,693
Acquisitions	64,223	—
Total gross profit, as reported	$755,823	$653,318	$102,505	16%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)             Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding platform finance and insurance gross profit PVR.

Gross profit increased 16% to $755.8 million for the year ended December 31, 2004, from $653.3 million for the year ended December 31, 2003. Same store gross profit increased 5% to $685.9 million for the year ended December 31, 2004, from $650.6 million for the year ended December 31, 2003.

Same store gross profit on new retail vehicle sales increased 3% to $196.2 million, while same store gross profit on used retail vehicle sales remained relatively flat at $93.8 million for the year ended December 31, 2004, compared to the year ended December 31, 2003. General market conditions, particularly in the second and third quarters of 2004, forced us to reduce our new vehicle gross profit PVR in order to maintain unit sales volumes. The used vehicle market continued to be affected by the use of new vehicle incentives by manufacturers, encouraging many customers who otherwise would have purchased used vehicles to purchase new vehicles instead.

Same store gross profit from fixed operations increased 7% to $276.8 million for the year ended December 31, 2004, from $257.7 million for the year ended December 31, 2003, resulting primarily from increased gross profit from our “customer pay” and warranty parts and service businesses.

Selling, General and Administrative Expenses—

For the year ended December 31, 2004, SG&A expenses increased $89.6 million to $596.6 million, from $507.0 million for the year ended December 31, 2003. SG&A expenses as a percentage of gross profit for the year ended December 31, 2004 increased to 78.9%, from 77.6% for the year ended December 31, 2003.

SG&A expenses as a percentage of gross profit increased in 2004 as a result of (i) ”start-up” operations of a new dealership in Texas and our entrance into the Southern California market, the combined operations of which incurred $13.4 million of SG&A while contributing only $12.1 million of gross profit (ii) $4.6 million of increased rent resulting from a sale-leaseback transaction completed during 2004, (iii) $9.8 million of increased advertising expense, primarily in the second and third quarters, in an effort to maintain retail unit volumes, and (iv) $1.4 million of incremental costs associated with Sarbanes-Oxley Section 404 compliance.

We estimate that the annualized rent from the completion of a sale-leaseback transaction in which we sold land and buildings with a net book value of $102.5 million to an unaffiliated third party for net proceeds of $114.9 million will be approximately $9.2 million, net of amortization of the $12.4 million deferred gain.

We will adopt Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-based Payment” in the first quarter of 2006. We are currently evaluating the effect of this statement on our financial statements and related disclosures; however, had we adopted the provisions of SFAS No. 123 in 2004 our SG&A expense would have increased by $8.2 million.

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

Depreciation and Amortization—

Depreciation and amortization expense increased approximately $0.7 million to $18.2 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003. This increase is primarily related to the addition of property and equipment acquired during 2003 and 2004, offset by a reduction in property and equipment sold in a sale-leaseback transaction completed in 2004.

We expect depreciation and amortization to increase in the future as a result of previous and future capital expenditure projects to remodel and upgrade our facilities.

Other Income (Expense)—

Floor plan interest expense increased 32% to $19.5 million for the year ended December 31, 2004. This increase was the result of an increasing interest rate environment and higher average inventory levels during 2004 as compared to 2003, resulting primarily from the additional inventory of acquired franchises. These factors were offset by our decision to repay a portion of our floor plan notes payable in the fourth quarter of 2004.

The decrease in other interest expense of approximately $0.9 million from the prior year to $39.1 million was principally attributable to the repayment of $63.7 million of mortgage debt with the proceeds from a sale-leaseback transaction and the effect of capitalized interest on a higher level of construction in progress during 2004, compared to 2003. These factors were offset by a higher average debt balance during 2004, compared to 2003 as our 8% Senior Subordinated Notes due 2014 were issued in December 2003.

Income Tax Provision—

Income tax expense was $31.3 million for the year ended December 31, 2004, compared to $28.9 million for the year ended December 31, 2003. Our effective tax rate for the year ended December 31, 2004, was 37.3% compared to 38.0% for the same period in 2003. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our future annual effective tax rate will fluctuate between 37% and 38%.

Discontinued Operations—

During the year ended December 31, 2004, we sold ten dealership locations (fourteen franchises), and as of December 31, 2004, we were actively pursuing the sale of two dealership locations (four franchises). During the nine months ended September 30, 2005, we sold two dealership locations (six franchises) including the dealership locations that were held for sale as of December 31, 2004. As of September 30, 2005 we were actively pursing the sale of eight dealership locations (eight franchises). The $2.6 million loss from discontinued operations is attributable to the loss on the sale of dealerships during the year ended December 31, 2004, and the operating losses of the franchises mentioned above. The loss from discontinued operations for the year ended December 31, 2003, of $31.9 million includes a $29.2 million, net of tax, charge for the impairment of goodwill at our Oregon platform, the net operating losses of the dealerships mentioned above and the net operating losses and net loss on the sale of (i) four dealership locations (five franchises); (ii) eleven used-only dealership locations and (iii) two ancillary businesses, which were sold during 2003.We continuously evaluate the financial and operating results of our dealerships, specifically the 10% contributing the least amount of operating income, and we will look to divest dealerships that do not meet our expectations.

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

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Net income for the year ended December 31, 2003, was $15.2 million or $0.46 per diluted share, including a $31.9 million loss from discontinued operations principally related to a $29.2 million, net of tax, charge for the impairment of goodwill at our Oregon platform and other non-operational expenses as discussed in more detail below. Net income for the year ended December 31, 2002, was $38.1 million or $1.15 per diluted share. For the year ended December 31, 2002, pro forma net income was $44.3 million or $1.34 per diluted share. The pro forma results for 2002 exclude a nonrecurring deferred income tax charge required by SFAS No. 109, “Accounting for Income Taxes,” related to our change in tax status from a limited liability company to a “C” corporation in conjunction with our March 2002 initial public offering (“IPO”).

Income before income taxes totaled $76.0 million for the year ended December 31, 2003, up from $70.6 million for the year ended December 31, 2002. The increase in income before income taxes for the year ended December 31, 2003, compared to the year ended December 31, 2002 was primarily caused by the following items (i) the impact of concentrated expense reduction initiatives focusing on personnel costs and consulting services in the second and third quarters and on dealership advertising in the fourth quarter and (ii) the improved performance of our Arkansas platform, which was underperforming during 2002 offset by (iii) a charge of $2.5 million related to the termination of our agreement to acquire the Bob Baker dealerships (iv) $3.2 million of costs in connection with management changes at our platforms and at the corporate level and (v) an increase in same store insurance costs of $4.0 million in 2003 compared to 2002. Approximately 25% of the increase was the result of the full year impact of the insurance purchased for our directors and officers, which was in effect for only nine months of 2002, as we were not a publicly traded company until March 2002. The remaining portion of the insurance increase reflected the overall trend of increasing rates in the insurance environment.

	For the Years Ended December 31,		Increase	%
Revenues—	2003	2002	(Decrease)	Change
	(In thousands, except for unit data)
New vehicle data:
Retail revenues—same store(1)	$2,389,380	$2,191,223	$198,157	9%
Retail revenues—acquisitions	117,072	799
Total new retail revenues	2,506,452	2,192,022	314,430	14%
Fleet revenues—same store(1)	68,485	50,984	17,501	34%
Fleet revenues—acquisitions	763	—
Total fleet revenues	69,248	50,984	18,264	36%
New vehicle revenue, as reported	$2,575,700	$2,243,006	$332,694	15%

New retail units—same store(1)	80,798	77,676	3,122	4%
New retail units—actual	84,502	77,707	6,795	9%

Used vehicle data:
Retail revenues—same store(1)	$761,297	$767,453	$(6,156)	(1)%
Retail revenues—acquisitions	38,069	687
Total used retail revenues	799,366	768,140	31,226	4%
Wholesale revenues—same store(1)	243,681	239,422	4,259	2%
Wholesale revenues—acquisitions	13,320	18
Total wholesale revenues	257,001	239,440	17,561	7%
Used vehicle revenue, as reported	$1,056,367	$1,007,580	$48,787	5%

Used retail units—same store(1)	49,172	49,174	(2)	—
Used retail units—actual	51,288	49,220	2,068	4%

Parts, service and collision repair:
Revenues—same store(1)	$466,189	$435,266	$30,923	7%
Revenues—acquisitions	24,575	224
Parts, service and collision repair revenue, as reported	$490,764	$435,490	$55,274	13%

Finance and insurance, net:
Platform revenues—same store	$104,777	$94,419	$10,358	11%
Platform revenues—acquisitions	4,257	88
Platform finance and insurance revenue	109,034	94,507	14,527	15%
Corporate revenues	2,693	—
Finance and insurance revenue, as reported	$111,727	$94,507	$17,220	18%

Total revenue:
Same store(1)	$4,033,809	$3,778,767	$255,042	7%
Corporate	2,693	—
Acquisitions	198,056	1,816
Total revenue, as reported	$4,234,558	$3,780,583	$453,975	12%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Revenues of $4.2 billion for the year ended December 31, 2003, represented a $454.0 million or 12% increase over the year ended December 31, 2002. Same store revenue grew $255.0 million or 7%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. On a same store basis, new retail units were up 4% while same store new vehicle retail revenues were up 9% reflecting an increase in our average selling price driven by our strong luxury and mid-line import sales mix. Used retail vehicle unit sales increased 4% related to acquisitions as same store unit sales were relatively flat. Manufacturer incentive programs on new vehicles and a competitive used vehicle market negatively impacted used retail unit sales volume and sales revenue per used vehicle. Fixed operations increased 7% on a same store basis due to our focus on our “customer pay” business, service adviser training, expansion of our product offerings, implementation of advertising campaigns and growth in our import warranty business. We achieved 11% same store growth in Platform F&I revenue, as we continue to benefit from increased product offerings, the utilization of menus in the F&I sales process, the maturation of our corporate sponsored programs and the sharing of best practices between our platforms. Platform F&I revenue excludes revenue resulting from contracts negotiated by our corporate office that is attributable to retail units sold during a prior period.

	For the Years Ended December 31,		Increase	%
Gross Profit—	2003	2002	(Decrease)	Change
	(Dollars in thousands, except for unit and per vehicle data)
New vehicle data:
Retail gross profit—same store(1)	$181,753	$183,243	$(1,490)	(1)%
Retail gross profit—acquisitions	9,103	54
Total new retail gross profit	190,856	183,297	7,559	4%
Fleet gross profit—same store(1)	1,194	1,330	(136)	(10)%
Fleet gross profit—acquisitions	15	—
Total fleet gross profit	1,209	1,330	(121)	(9)%
New vehicle gross profit, as reported	$192,065	$184,627	$7,438	4%

New retail units—same store(1)	80,798	77,676	3,122	4%
New retail units—actual	84,502	77,707	6,795	9%

Used vehicle data:
Retail gross profit—same store(1)	$89,660	$90,282	$(622)	(1)%
Retail gross profit—acquisitions	3,716	92
Total used retail gross profit	93,376	90,374	3,002	3%
Wholesale gross profit—same store(1)	(1,274)	(2,386)	1,112	47%
Wholesale gross profit—acquisitions	(277)	3
Total wholesale gross profit	(1,551)	(2,383)	832	35%
Used vehicle gross profit, as reported	$91,825	$87,991	$3,834	4%

Used retail units—same store(1)	49,172	49,174	(2)	—
Used retail units—actual	51,288	49,220	2,068	4%

Parts, service and collision repair:
Gross profit—same store(1)	$245,020	$228,550	$16,470	7%
Gross profit—acquisitions	12,681	156
Parts, service and collision repair gross profit, as reported	$257,701	$228,706	$28,995	13%

Finance and insurance, net:
Platform gross profit—same store(1)	$104,777	$94,419	$10,358	11%
Platform gross profit—acquisitions	4,257	88
Platform finance and insurance gross profit	109,034	94,507	14,527	15%
Gross profit—corporate	2,693	—
Finance and insurance gross profit, as reported	$111,727	$94,507	$17,220	18%

Platform gross profit PVR—same store(1)	$806	$744	$62	8%
Platform gross profit PVR—actual(2)	$803	$745	$58	8%
Gross profit PVR—actual	$823	$745	$78	10%

Total gross profit:
Same store(1)	$621,130	$595,438	$25,692	4%
Corporate	2,693	—
Acquisitions	29,495	393
Total gross profit, as reported	$653,318	$595,831	$57,487	10%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)             Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding platform finance and insurance gross profit PVR.

Gross profit for the year ended December 31, 2003 increased $57.5 million or 10% over the year ended December 31, 2002. Same store gross profit increased 4% year over year driven by significant growth in platform F&I and fixed operations, of 11% and 7%, respectively. Same store gross profit on new and used retail vehicle sales for the year ended December 31, 2003, each decreased 1% as compared to the prior year as competition negatively impacted new vehicle margins and as manufacturer incentive programs on new vehicles reduced the sales volumes of comparatively higher margin used vehicles. Same store Platform F&I gross profit PVR increased 8%.

Selling, General and Administrative Expenses—

SG&A expenses for the year ended December 31, 2003 were $507.0 million, up 11% from $457.9 million for the year ended December 31, 2002. SG&A as a percentage of gross profit was 77.6% and 76.9% for the years ended December 31, 2003 and 2002, respectively. The increase in SG&A expenses was due to (i) $3.2 million of costs associated with management changes at our platforms and at the corporate level; (ii) expense deterioration in several platforms in the first quarter of 2003; and (iii) $4.0 million of incremental same store insurance costs due to the full year impact of our directors and officers insurance and the effect of the insurance environment. These increases in SG&A were off-set by our successful expense reduction initiatives during the second and third quarters of 2003, which focused on personnel and consulting services, and during the fourth quarter, with our focus on reducing advertising per vehicle retailed.

Depreciation and Amortization—

Depreciation and amortization expense increased approximately $1.2 million to $17.6 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This increase is primarily related to depreciation of capital expenditures made during 2003 and 2002 and property and equipment acquired in connection with the acquisition of dealerships during 2003.

Other Income (Expense)—

Floor plan interest expense increased 7% to $14.8 million for the year ended December 31, 2003. This increase was due to higher average inventory levels during 2003 as compared to 2002. The increase in non-floor plan interest expense of $1.9 million from the prior year to $39.9 million was principally attributable to the higher interest rate on our 9% Senior Subordinated Notes due 2012, which were outstanding for the entire year in 2003, as compared to the lower variable rate interest associated with our Committed Credit Facility, as defined below, during 2002. We used a portion of the proceeds from the issuance of our 9% Senior Subordinated Notes due 2012 to repay all amounts outstanding on our Committed Credit Facility.

Income Tax Provision—

Income tax expense was $28.9 million for the year ended December 31, 2003 compared to $34.7 million for the year ended December 31, 2002. Our effective tax rate for the year ended December 31, 2003, was 38.0% compared to 39.8% for the period in 2002 subsequent to our IPO, which took place in March 2002.

From January 1, 2002 through the date of our IPO, we were structured as a limited liability company and only provided a tax provision in accordance with SFAS No. 109 for the nine “C” corporations that we owned directly or indirectly during that period, two of which are discontued operations as of September 30, 2005. Effective with our IPO, which closed March 19, 2002, we converted to a corporation and became subject to federal, state and local income taxes. During the year ended December 31, 2002, we recorded, in accordance with SFAS No. 109, a one-time, non-recurring charge of $11.6 million related to the establishment of a net deferred tax liability, in connection with our conversion. This liability represented the difference between the financial statement and tax basis of our assets and liabilities at the conversion date.

Discontinued Operations—

During the year ended December 31, 2003, we sold four dealership locations (five franchises), eleven used-only dealership locations and two ancillary businesses. During the year ended December 31, 2004, we sold ten dealership locations (fourteen franchises), and as of December 31, 2004, we were actively pursuing the sale of two dealership locations (four franchises). During the nine months ended September 30, 2005, we sold two dealership locations (six franchises) including the dealership locations that were held for sale as of December 31, 2004. As of September 30, 2005, we were actively pursing the sale of eight dealership locations (eight franchises). The $31.9 million loss from discontinued operations is attributable to a $29.2 million, net of tax, charge for the impairment of goodwill at our Oregon platform; the net operating losses of the franchises mentioned above; and the net loss on the sale of dealerships in 2003. The net income from discontinued operations for the year ended December 31, 2002 of $2.1 million includes the net operating income of the dealerships mentioned above and the net operating losses and net loss on sale of four dealership locations (four franchises), which were sold during 2002.

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

As of December 31, 2004, we had cash and cash equivalents of $28.1 million. As of December 31, 2004, we did not have any amounts outstanding under our Committed Credit Facility and had $100.0 million available for borrowings to finance our future acquisitions. Our Floor Plan Facilities outstanding as of December 31, 2004, have no stated limit as to how much we may borrow for inventory purchases and as a result we have sufficient borrowing capacity to operate our business. As of December 31, 2004, we had $650.9 million of floor plan notes payable outstanding to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our vehicle inventory.

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

Floor Plan Financing—

We have floor plan financing credit facilities (the “Floor Plan Facilities”) with the Lenders, which provide new vehicle financing up to the value of each new vehicle and up to a fixed percentage of the value of each used vehicle. We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “floor plan notes payable – manufacturer affiliated” and all other floor plan notes payable “floor plan notes payable – non-manufacturer affiliated.”  We continue to evaluate the best use of our cash between capital expenditures, acquisitions and debt reduction and depending on our financial condition, may decide to increase or decrease the level of floor plan notes payable outstanding relating to our vehicle inventory. Our Floor Plan Facilities outstanding as of December 31, 2004, have no stated limit as to how much we may borrow for inventory purchases and as a result we have sufficient borrowing capacity to operate our business. In addition, we have total availability of $32.2 million as of December 31, 2004, under ancillary floor plan facilities with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of December 31, 2004 we had $658.4 million of floor plan notes payable outstanding, including $7.4 million classified as Liabilities Associated with Assets Held for Sale, to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our inventory.

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

Contractual Obligations—

As of December 31, 2004, we had the following contractual obligations (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Floor plan notes payable	$650,948	$—	$—	$—	$—	$—	$650,948
Long-term debt, including capital lease obligations *	33,880	5,570	4,141	3,853	10,127	471,581	529,152
Interest on long-term debt	40,891	40,356	40,035	39,753	39,453	126,269	326,757
Derivative obligations	10,059	—	—	—	—	—	10,059
Operating leases	53,209	52,023	50,287	48,246	43,164	248,062	494,991
Acquisitions under contract	19,800	—	—	—	—	—	19,800
Employment contracts	4,080	2,149	1,303	167	—	—	7,699
Guarantee liability	2,509	—	—	—	—	—	2,509
Total	$815,376	$100,098	$95,766	$92,019	$92,744	$845,912	$2,041,915

*                                         Amounts do not include the effects of our fair value hedge which reduces the book value of our 8% Senior Subordinated Notes due 2014 by $2,736 as of December 31, 2004.

Cash Flow

Historically, we reported all cash flows arising in connection with changes in floor plan notes payable as an operating activity and considered all borrowings and repayments of floor plan notes payable associated with inventory acquired through a dealership acquisition and inventory sold through a dealership divestiture, non-cash activities. Therefore the changes in floor plan notes payable associated with dealership acquisitions and divestitures were not included in the Consolidated Statements of Cash Flows. Subsequent to the issuance of the

Company’s December 31, 2004 financial statements, we determined that certain information in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows should be restated for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows,” and Rule 5-02(19)(a) of Regulation S-X.

As a result we have (i) restated floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable non-manufacturer affiliated on our Consolidated Balance Sheets (ii) restated the related non-manufacturer affiliated cash flows as a financing activity on our Consolidated Statements of Cash flows with borrowings reflected separately from repayments and (iii) included floor plan notes payable activity associated with dealership acquisitions and divestitures in the Consolidated Statements of Cash Flows. The Consolidated Statements of Cash Flows have been restated, resulting in a $7.4 million, $18.0 million and $19.5 million decrease in cash flows from operating activities; a $10.5 million, $26.0 million and $15.1 million decrease in cash flows from investing activities; and a $17.9 million, $44.0 million and $34.6 million increase in cash flows from financing activities for the year ended December 31, 2004, 2003 and 2002, respectively.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of a vehicle immediately after that vehicle is sold. As a result, changes in floor plan notes payable are directly linked to changes in new vehicle inventory and therefore are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided a reconciliation of cash flow from operating activities and financing activities, as if all changes in floor plan notes payable were classified as an operating activity.

	For the Year Ended December 31,
(In thousands)	2004	2003	2002
Reconciliation of Cash (used in) provided by Operating Activities to Adjusted Cash provided by Operating Activities
Cash (used in) provided by operating activities – restated	$(17,863)	$62,589	$35,110
Floor plan notes payable – non-manufacturer affiliated, net	17,949	43,964	34,627
Cash provided by operating activities – as adjusted	$86	$106,553	$69,737

Reconciliation of Cash provided by Financing Activities to Adjusted Cash provided by (used in) Financing Activities
Cash provided by financing activities – restated	$64,490	$132,576	$10,525
Floor plan borrowings – non-manufacturer affiliated	(2,360,243)	(1,997,418)	(1,843,713)
Floor plan repayments – non-manufacturer affiliated	2,342,294	1,953,454	1,809,086
Cash provided by (used in) financing activities – as adjusted	$46,541	$88,612	$(24,102)

Operating Activities—

Net cash used in operating activities totaled $17.9 million for the year ended December 31, 2004. Net cash provided by operating activities totaled $62.6 million and $35.1 million for the year ended December 31, 2003 and 2002, respectively. Net cash provided by operating activities, as adjusted, totaled $0.08 million, $106.6 million and $69.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash provided by operating activities, as adjusted, include net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory.

Our cash provided by operating activities, as adjusted, for the year ended December 31, 2004 was negatively impacted by several factors, including our decision to reduce the level of our floor plan notes payable, our strong sales volume in December and our investment in the working capital of our acquired dealerships. During the second half of 2004, we used our available cash to pay down our floor plan notes payable, thereby increasing the equity in our inventory.  Had we maintained the same percentage of equity in our inventory as of December 31, 2004 as we had as of December 31, 2003, our cash provided by operating activities, as adjusted, would have improved by approximately $68.0 million. Our sales revenue for December 2004 increased 33.2% compared to December 2003, contributing to an increase in contracts-in-transit and accounts receivable of $47.5 million, which we expect to benefit from in early 2005.

During 2004, 2003 and 2002 we borrowed $32.5 million, $38.1 million and $20.7 million from our floor plan facilities for the purchase of inventory in connection with seven, thirteen and eight franchise acquisitions, respectively. In addition, we repaid $22.0 million, $12.1 million and $5.6 million of floor plan notes payable in connection with fourteen, five and three franchise divestitures, respectively. Acquisition and divestiture activity increased our cash provided by operating activities, as adjusted, by $10.5 million, $26.0 million and $15.1 million for the year ended December 31, 2004, 2003 and 2002, respectively.

During 2003, differences in the timing of inventory purchases and net borrowings of related floor plan notes payable resulted in additional cash flow from operations of $16.1 million.

Investing Activities—

Net cash used in investing activities totaled $125.2 million, $111.1 million and $83.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $69.5 million, $54.6 million and $54.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, of which $23.6 million, $20.0 million and $21.6 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the years ended December 31, 2004, 2003 and 2002, respectively. Our capital investments consisted of manufacturer-required improvements of our existing dealerships, upgrades of existing facilities and construction of new facilities. Future capital expenditures will relate primarily to manufacturer-required spending to upgrade existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. During 2004 and 2003, we received $10.1 million and $36.9 million, respectively, in construction reimbursements from lessors in connection with our sale-leaseback agreements. We expect that capital expenditures during 2005 will total between $80.0 million and $90.0 million, of which we intend to finance between 60% and 70% principally through sale-leaseback agreements.

Cash used for acquisitions, net of cash and cash equivalents acquired, was $108.3 million, $118.0 million and $41.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. We anticipate that we will spend between $75.0 million to $125.0 million on acquisitions in 2005.

Proceeds from the sale of assets totaled $41.9 million, $23.5 million and $11.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The proceeds from the sale of assets include the sale of dealerships, real estate and property and equipment. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest of non-profitable dealerships.

Financing Activities—

Net cash provided by financing activities totaled $64.5 million, $132.6 million and $10.5 million for the year ended December 31, 2004, 2003 and 2002, respectively. Net cash provided by financing activities, as adjusted, totaled $46.5 million and $88.6 million for the years ended December 31, 2004 and 2003. Net cash used in financing activities totaled $24.1 million for the year ended December 31, 2002.

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

During 2004, proceeds from borrowings amounted to $21.6 million, of which $15.2 million was used to refinance an existing mortgage note payable and $6.4 million was used to finance construction on our dealership facilities. During 2003, our proceeds from borrowings included $98.1 million under our Committed Credit Facility, which was used for acquisitions and working capital, mortgages on dealership facilities and related real estate of $12.4 million and loans associated with construction projects of $5.0 million. During 2002, our proceeds from borrowings included $65.6 million under our Committed Credit Facility, which was used for acquisitions and working capital, and mortgages on dealership facilities and related real estate of $5.5 million.

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

In addition, we have entered into agreements with unaffiliated third parties, under which the third parties have either (i) purchased land for new dealership locations and reimbursed us for the cost of construction of dealership facilities being constructed on the land or (ii) agreed to purchase leasehold improvements on current dealership locations upon completion of the construction. Upon completion of the construction, we will execute the sale-leaseback agreements and transfer the ownership of the land and buildings or sell the leasehold improvements to the third parties, and enter into long-term operating leases with the third parties. As of December 31, 2004, we have incurred $21.8 million of construction costs and have received $14.7 million from unaffiliated third parties related to current construction projects under our sale-leaseback agreements. We expect to receive the remaining funding of $7.1 million upon approval of the expenditures by the third parties. During the year ended December 31, 2004, we completed a sale-leaseback transaction, which resulted in the removal of $17.6 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

During the first quarter of 2005, we completed a sale-leaseback transaction, which resulted in the removal of $14.5 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

Acquisitions and Divestitures

During the year ended December 31, 2004, we acquired seven dealership locations (seven franchises) for an aggregate purchase price of $110.9 million, of which $75.9 million was paid in cash through the use of available funds, $32.5 million was borrowed from our floor plan facilities and the remaining $2.5 million represented the fair value of future payments associated with our acquisitions.

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

As of December 31, 2004, two dealership locations (four franchises) were pending disposition.

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

Notes Receivable—Finance Contracts—

As of December 31, 2004 and 2003, we had outstanding notes receivable from finance contracts of $30.9 million and $32.0 million, respectively (net of an allowance for credit losses of $6.2 million and $4.7 million, respectively). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve.

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

For the years ended December 31, 2004, 2003 and 2002, $13.5 million, $13.4 million and $13.8 million, respectively, of lease payments were made to entities controlled by our then directors, shareholders or employees.

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

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Adjusted cash provided by (used in) operating and financing activities

	For the Year Ended December 31,
(In thousands)	2004	2003	2002
Reconciliation of Cash (used in) provided by Operating Activities to Adjusted Cash provided by Operating Activities
Cash (used in) provided by operating activities – restated	$(17,863)	$62,589	$35,110
Floor plan notes payable – non-manufacturer affiliated, net	17,949	43,964	34,627
Cash provided by operating activities – as adjusted	$86	$106,553	$69,737

Reconciliation of Cash provided by Financing Activities to Adjusted Cash provided by (used in) Financing Activities
Cash provided by financing activities – restated	$64,490	$132,576	$10,525
Floor plan borrowings – non-manufacturer affiliated	(2,360,243)	(1,997,418)	(1,843,713)
Floor plan repayments – non-manufacturer affiliated	2,342,294	1,953,454	1,809,086
Cash provided by (used in) financing activities – as adjusted	$46,541	$88,612	$(24,102)

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

	For the Years Ended December 31,
	2004	2003	2002
F&I gross profit, net (as reported)	$134,376	$111,727	$94,507
Less: Corporate F&I gross profit	(5,695)	(2,693)	—
Platform F&I gross profit	$128,681	$109,034	$94,507

Platform F&I gross profit PVR	$843	$803	$745
Retail units sold:
New retail units	97,148	84,502	77,707
Used retail units	55,448	51,288	49,220
Total	152,596	135,790	126,927

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness.  Based on $912.2 million of total variable rate debt (excluding $2.7 million of our fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014 and including floor plan notes payable) outstanding as of December 31, 2004, a 1% change in interest rates would result in a change of approximately $9.1 million to our annual other interest expense. Conversely, based on fixed-rate debt of $275.3 million a 1% change in interest would mean we would not experience the impact of a $2.8 million change in interest expense.

We received $26.9 million of interest credit assistance from certain automobile manufacturers during the year ended December 31, 2004. Interest credit assistance reduced cost of sales from continuing operations for the year ended December 31, 2004 by $23.5 million and reduced new vehicle inventory by $3.9 million and $3.5 million as of December 31, 2004 and 2003, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk

We use interest rate swaps to manage our capital structure. We have entered into two forward interest rate swaps with a combined notional principal amount of $200.0 million, to provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. During the second quarter of 2004, we reduced the notional principal amount of these swap agreements to $170.0 million. This transaction resulted in a gain of $0.4 million, which is included in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets and will be amortized on a straight-line basis as a reduction to interest expense over the swap period, beginning in March 2006. The swap agreements were designated and qualify as cash flow hedges of our variable rate floor plan indebtedness and will contain minor ineffectiveness. The swaps are scheduled to expire in March 2006. As of December 31, 2004, the swaps had a fair value of $7.1 million, which was included in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets.

We have entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our 8% Senior Subordinated Notes due 2014 and did not contain any ineffectiveness. As a result, our 8% Senior Subordinated Notes due 2014 have been adjusted by the fair market value of the related swap. The swap is scheduled to expire in March 2006. As December 31, 2004, the swap agreement had a fair value of $2.7 million and is included in Accrued Liabilities and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets.

We have entered into an interest rate swap agreement with a notional principal amount of $15.2 million as a hedge against future changes in the interest rate of our variable rate mortgage notes payable beginning in January 2005. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated in 2005 and will qualify as a cash flow hedge of changes in the interest rate of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of December 31, 2004, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asbury Automotive Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’/members’ equity and cash flows for each of the three years in the period ended December 31, 2004. We also have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

See Notes to Consolidated Financial Statements.

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

Also as discussed in Note 2 “Restatement,” the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 14, 2005 (March 14, 2006 as to the effects of the restatement discussed in Note 2 “Restatement” and discontinued operations discussed in Note 16 “Discontinued Operations”)

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2004	2003
	(Restated)*	(Restated)*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,093	$106,711
Contracts-in-transit	105,360	93,881
Restricted investments	1,645	1,591
Accounts receivable (net of allowance of $2,073 and $2,371, respectively)	148,196	114,201
Inventories	761,557	650,397
Deferred income taxes	15,576	8,811
Prepaid and other current assets	56,831	59,195
Assets held for sale	25,748	6,755
Total current assets	1,143,006	1,041,542
PROPERTY AND EQUIPMENT, net	195,788	266,991
GOODWILL	461,650	404,143
RESTRICTED INVESTMENTS, net of current portion	2,478	2,974
OTHER LONG-TERM ASSETS	95,037	98,629
Total assets	$1,897,959	$1,814,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable – manufacturer affiliated	$336,369	$307,492
Floor plan notes payable – non-manufacturer affiliated	314,579	294,675
Current maturities of long-term debt	33,880	33,250
Accounts payable	53,078	42,882
Accrued liabilities	89,066	101,505
Liabilities associated with assets held for sale	20,538	1,954
Total current liabilities	847,510	781,758
LONG-TERM DEBT	492,536	557,408
DEFERRED INCOME TAXES	40,360	22,781
OTHER LONG-TERM LIABILITIES	35,821	17,507
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized 34,163,759 and 34,022,008 shares issued, including shares held in treasury, respectively	342	340
Additional paid-in capital	413,094	411,082
Retained earnings	87,905	37,832
Treasury stock, at cost; 1,586,587 and 1,590,013 shares held, respectively	(15,032)	(15,064)
Accumulated other comprehensive (loss) income	(4,577)	635
Total shareholders’ equity	481,732	434,825
Total liabilities and shareholders’ equity	$1,897,959	$1,814,279

* See Note 2 “Restatement”

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
REVENUES:
New vehicle	$3,070,274	$2,575,700	$2,243,006
Used vehicle	1,189,458	1,056,367	1,007,580
Parts, service and collision repair	577,820	490,764	435,490
Finance and insurance, net	134,376	111,727	94,507
Total revenues	4,971,928	4,234,558	3,780,583
COST OF SALES:
New vehicle	2,849,707	2,383,635	2,058,379
Used vehicle	1,090,170	964,542	919,589
Parts, service and collision repair	276,228	233,063	206,784
Total cost of sales	4,216,105	3,581,240	3,184,752
GROSS PROFIT	755,823	653,318	595,831
OPERATING EXPENSES:
Selling, general and administrative	596,620	506,955	457,941
Depreciation and amortization	18,243	17,585	16,391
Income from operations	140,960	128,778	121,499
OTHER INCOME (EXPENSE):
Floor plan interest expense	(19,457)	(14,790)	(13,834)
Other interest expense	(39,059)	(39,935)	(38,004)
Interest income	746	449	1,102
Other income (expense)	765	1,522	(127)
Total other expense, net	(57,005)	(52,754)	(50,863)
Income before income taxes	83,955	76,024	70,636
INCOME TAX EXPENSE:
Income tax expense	31,306	28,889	23,105
Tax adjustment upon conversion from an L.L.C. to a corporation	—	—	11,553
Total income tax expense	31,306	28,889	34,658
INCOME FROM CONTINUING OPERATIONS	52,649	47,135	35,978
DISCONTINUED OPERATIONS, net of tax	(2,576)	(31,948)	2,107
NET INCOME	$50,073	$15,187	38,085

PRO FORMA INCOME TAX EXPENSE (BENEFIT):
Income tax expense			5,008
Net tax effect of 2003, 2004 and 2005 discontinued operations			291
Tax adjustment upon conversion from an L.L.C. to a corporation			(11,553)
Tax affected pro forma net income			$44,339

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.62	$1.44	$1.09
Discontinued operations	(0.08)	(0.97)	0.06
Net income	$1.54	$0.47	$1.15

Diluted—
Continuing operations	$1.61	$1.44	$1.09
Discontinued operations	(0.08)	(0.98)	0.06
Net income	$1.53	$0.46	$1.15

PRO FORMA EARNINGS PER COMMON SHARE:
Basic—
Continuing operations			$1.29
Discontinued operations			0.05
Net income			$1.34

Diluted—
Continuing operations			$1.29
Discontinued operations			0.05
Net income			$1.34

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,502	32,648	33,065

Diluted	32,674	32,715	33,073

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in	Contributed	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balances, January 1, 2002	—	$—	$—	$305,363	$40,888	—	$—	$1,656	$347,907
Contributions	—	—	—	800	—	—	—	—	800
Distributions	—	—	—	—	(14,590)	—	—	—	(14,590)
Comprehensive Income:
Net income	—	—	—	—	38,085	—	—	—	38,085
Change in fair value of interest rate swaps, net of $127 tax benefit	—	—	—	—	—	—	—	(1,858)	(1,858)
Amortization of loss on interest rate swaps, net of $47 tax expense	—	—	—	—	—	—	—	80	80
Comprehensive income									36,307
Stock and stock option compensation	—	—	614	—	—	—	—	—	614
Proceeds from initial public offering, net	4,500,000	45	62,498	—	—	—	—	—	62,543
Purchase of common stock	—	—	—	—	—	(772,824)	(6,630)	—	(6,630)
Exchange of membership interests for shares of common stock	29,500,000	295	347,606	(306,163)	(41,738)	—	—	—	—
Balances, December 31, 2002	34,000,000	340	410,718	—	22,645	(772,824)	(6,630)	(122)	426,951
Comprehensive Income:
Net income	—	—	—	—	15,187	—	—	—	15,187
Change in fair value of interest rate swaps, net of $342 tax expense	—	—	—	—	—	—	—	635	635
Amortization of loss on interest rate swaps, net of $80 tax expense	—	—	—	—	—	—	—	122	122
Comprehensive income									15,944
Issuance of common stock in connection with the exercise of stock options	22,008	—	295	—	—	—	—	—	295
Stock and stock option compensation	—	—	69	—	—	—	—	—	69
Purchase of common stock	—	—	—	—	—	(817,189)	(8,434)	—	(8,434)
Balances, December 31, 2003	34,022,008	340	411,082	—	37,832	(1,590,013)	(15,064)	635	434,825
Comprehensive Income:
Net income	—	—	—	—	50,073	—	—	—	50,073
Change in fair value of interest rate swaps, net of $3,089 tax benefit	—	—	—	—	—	—	—	(5,212)	(5,212)
Comprehensive income									44,861
Issuance of common stock in connection with the exercise of stock options, including $95 tax benefit	141,751	2	1,955	—	—	—	—	—	1,957
Stock and stock option compensation	—	—	57	—	—	3,426	32	—	89
Balances, December 31, 2004	34,163,759	$342	$413,094	$—	$87,905	(1,586,587)	$(15,032)	$(4,577)	$481,732

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
	(Restated)*	(Restated)*	(Restated)*
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$50,073	$15,187	$38,085
Adjustments to reconcile net income to net cash (used in) provided by operating activities—
Depreciation and amortization	18,243	17,585	16,391
Depreciation and amortization from discontinued operations	2,608	3,952	4,993
Impairment of goodwill	—	37,930	—
Amortization of deferred financing fees	1,579	5,333	4,548
Change in allowance for doubtful accounts	(298)	249	(253)
Loss on sale of discontinued operations	79	123	1,622
Change in deferred income taxes	13,903	(7,300)	15,682
Other adjustments	6,167	3,919	3,478
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(12,902)	(2,691)	1,854
Accounts receivable	(53,664)	(38,177)	(31,625)
Proceeds from the sale of accounts receivable	19,046	19,958	17,136
Inventories	(81,983)	(3,553)	(79,594)
Prepaid and other current assets	(38,376)	(20,511)	(12,257)
Floor plan notes payable – manufacturer affiliated	36,334	19,681	54,417
Accounts payable and accrued liabilities	16,983	11,186	1,693
Other long-term assets and liabilities	4,345	(282)	(1,060)
Net cash (used in) provided by operating activities	(17,863)	62,589	35,110

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures–non-financed	(45,881)	(34,659)	(32,983)
Capital expenditures–financeable	(23,591)	(19,974)	(21,609)
Construction reimbursements associated with sale-leaseback agreements	10,138	36,932	—
Acquisitions	(108,323)	(117,953)	(41,187)
Proceeds from the sale of assets	41,910	23,511	11,494
Other investing activities	502	1,076	757
Net cash used in investing activities	(125,245)	(111,067)	(83,528)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings – non-manufacturer affiliated	2,360,243	1,997,418	1,843,713
Floor plan repayments – non-manufacturer affiliated	(2,342,294)	(1,953,454)	(1,809,086)
Proceeds from issuance of senior subordinated notes	—	200,000	250,000
Payment of debt issuance costs	—	(6,740)	(8,742)
Proceeds from borrowings	21,606	115,510	71,108
Repayments of debt	(91,800)	(207,743)	(385,739)
Proceeds from the sale of assets associated with sale-leaseback agreements	114,873	—	—
Proceeds from initial public offering, net	—	—	65,415
Proceeds from the exercise of stock options	1,862	295	—
Purchase of treasury stock	—	(9,700)	(5,364)
Distributions to members	—	(3,010)	(11,580)
Contributions from members	—	—	800
Net cash provided by financing activities	64,490	132,576	10,525
Net (decrease) increase in cash and cash equivalents	(78,618)	84,098	(37,893)
CASH AND CASH EQUIVALENTS, beginning of year	106,711	22,613	60,506
CASH AND CASH EQUIVALENTS, end of year	$28,093	$106,711	$22,613

See Note 18 for supplemental cash flow information

* See Note 2 “Restatement”

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

Restatement

Subsequent to the issuance of the Company’s December 31, 2004 financial statements, we determined that certain information in the

Consolidated Balance Sheets and Consolidated Statements of Cash Flows should be restated for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows,” and Rule 5-02(19)(a) of Regulation S-X. Historically, we reported all cash flows arising in connection with changes in floor plan notes payable as an operating activity and considered all borrowings and repayments of floor plan notes payable associated with inventory acquired through a dealership acquisition and inventory sold through a dealership divestiture, non-cash activities. Therefore, the changes in floor plan notes payable associated with dealership acquisitions and divestitures were not included in the Consolidated Statements of Cash Flows. As a result we have (i) restated floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable non-manufacturer affiliated on our Consolidated Balance Sheets (ii) restated the related non-manufacturer affiliated cash flows as a financing activity on our Consolidated Statements of Cash flows with borrowings reflected separately from repayments and (iii) included floor plan notes payable activity associated with dealership acquisitions and divestitures in the Consolidated Statements of Cash Flows. A summary of the significant effects of the restatement are as follows:

	As of December 31,
(In thousands)	2004	2003
Floor plan notes payable – previously reported	$650,948	$602,167

Floor plan notes payable – manufacturer affiliated - previously reported	$—	$—
Floor plan notes payable – manufacturer affiliated	336,369	307,492
Floor plan notes payable – manufacturer affiliated – restated	$336,369	$307,492

Floor plan notes payable – non-manufacturer affiliated - previously reported	$—	$—
Floor plan notes payable – non-manufacturer affiliated	314,579	294,675
Floor plan notes payable – non-manufacturer affiliated – restated	$314,579	$294,675

	For the Year Ended December 31,
(In thousands)	2004	2003	2002
Cash (used in) provided by operating activities – previously reported	$(10,418)	$80,554	$54,638
Floor plan notes payable – manufacturer affiliated	(7,445)	(17,965)	(19,528)
Cash (used in) provided by operating activities – restated	$(17,863)	$62,589	$35,110

Cash used in investing activities – previously reported	$(114,741)	$(85,068)	$(68,429)
Acquisitions	(32,462)	(38,087)	(20,728)
Proceeds from the sale of assets	21,958	12,088	5,629
Cash used in investing activities – restated	$(125,245)	$(111,067)	$(83,528)

Cash provided by (used in) financing activities – previously reported	$46,541	$88,612	$(24,102)
Floor plan borrowings – non-manufacturer affiliated	2,360,243	1,997,418	1,843,713
Floor plan repayments – non-manufacturer affiliated	(2,342,294)	(1,953,454)	(1,809,086)
Cash provided by financing activities – restated	$64,490	$132,576	$10,525

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

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Consolidated Statements of Income. We recognized no ineffectiveness during the years ended December 31, 2004, 2003 and 2002.

Advertising

We expense production and other costs of advertising as incurred and media is expensed when the advertising takes place, net of certain manufacturer advertising credits and other discounts. Advertising expense from continuing operations totaled $50.3 million, $40.5 million and $40.3 million for the years ended December 31, 2004, 2003 and 2002, net of earned advertising credits and volume discounts of $7.1 million, $5.8 million and $5.2 million, respectively, and is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income.

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

Through the date of our initial public offering in March 2002, we consisted primarily of limited liability companies and partnerships, which were treated as partnerships for tax purposes. Under this structure, such companies and partnerships were not subject to income taxes. Therefore, no provision for federal or state income taxes was included in the accompanying consolidated financial statements for these limited liability companies and partnerships prior to our initial public offering in March 2002. However, we also have nine subsidiaries that are “C” corporations under the provisions of the U.S. Internal Revenue Code, two of which are included in discontinued operations as of September 30, 2005. Accordingly, we followed the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” for earnings of these subsidiaries for all twelve months of 2002.

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Consolidated Balance Sheets as of December 31, 2004 and 2003, have been classified to Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Consolidated Statements of Income for the years ended December 31, 2003 and 2002, have been reclassified to reflect the results of businesses sold during 2004, during the nine months ended September 30, 2005 or held for sale as of September 30, 2005 as if we had classified those businesses as discontinued operations during the respective fiscal years presented (see Note 16).

Statements of Cash Flows

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the manufacturer of a particular new vehicle is classified as an operating activity on the Consolidated Statements of Cash Flows.

The net change in service loaner vehicle financing is reflected as an operating activity in the accompanying Consolidated Statements of Cash Flows, as these borrowings and repayments are with lenders affiliated with the vehicle manufacturer from which we purchase the related vehicles.

Construction reimbursements from third parties in connection with sale-leaseback agreements for the construction of new dealership facilities or leasehold improvements on our dealership facilities are included in investing activities in the accompanying Consolidated Statements of Cash Flows.

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

For the year ended December 31, 2004, Honda, Nissan, BMW, Ford, Mercedes-Benz, Toyota, Lexus and Acura accounted for 18%, 10%, 7%, 7%, 7%, 7%, 6% and 5% of our revenues from new vehicle sales, respectively. No other franchise accounted for more than 5% of our total new vehicle retail revenues in 2004.

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

3. ACQUISITIONS

During the year ended December 31, 2004, we acquired seven dealership locations (seven franchises) for an aggregate purchase price of $110.9 million, of which $75.9 million was paid in cash through the use of available funds; $32.5 million was funded through borrowings under our floor plan facilities; and $2.5 million represented the fair value of future payments associated with our acquisitions. During the year ended December 31, 2003, we acquired seven dealership locations (thirteen franchises) and one ancillary business for an aggregate purchase price of $118.0 million, of which $0.3 million was paid in cash through the use of available funds; $79.6 million was funded through borrowings under our Committed Credit Facility; and $38.1 million was funded through borrowings under our floor plan facilities. During the year ended December 31, 2002, we acquired six dealership locations (eight franchises) for an aggregate purchase price of $40.4 million, $19.7 million of which was funded through borrowings under our Committed Credit Facility, with the remaining $20.7 million funded through borrowings under our floor plan facilities. In addition, we paid $0.8 million in 2002 as a final settlement of purchase price contingencies for prior period acquisitions.

The allocation of purchase price for acquisitions is as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Inventories	$36,162	$44,591	$24,140
Fixed assets	4,048	4,200	981
Other assets	2,367	742	1,234
Goodwill	53,180	42,178	10,861
Franchise rights	15,428	30,000	3,000
Acquisition of minority interest	—	—	177
Other liabilities	(280)	(3,758)	—
Total purchase price	$110,905	$117,953	$40,393

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

Notes Receivable—Finance Contracts

Notes receivable resulting from the issuance of finance contracts in connection with the sale of new and used vehicles are included in Prepaid and Other Current Assets and Other Long-term Assets on the accompanying Consolidated Balance Sheets. Notes receivable have initial terms ranging from 12 to 60 months bearing interest at rates ranging from 8% to 31% and are collateralized by the related vehicles. Notes receivable from finance contracts consist of the following:

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

The lower of cost or market reserves reduced total inventory cost by $4.9 million and $4.6 million as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, advertising and interest credits from automobile manufacturers reduced new vehicle inventory cost by $5.7 million and $4.6 million, respectively; and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2004, 2003 and 2002, by $31.4 million, $23.5 million and $23.2 million, respectively.

6. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	As of December 31,
	2004	2003
	(In thousands)
Service loaner vehicles	$23,640	$18,237
Notes receivable—finance contracts, current, net	11,827	11,739
Sale-leaseback construction in progress	7,134	22,778
Prepaid federal income taxes	6,820	—
Other	7,410	6,441
Total prepaid and other current assets	$56,831	$59,195

7. ASSETS HELD FOR SALE AND ASSOCIATED LIABILITIES

Assets and liabilities classified as held for sale as of December 31, 2004 include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, (ii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party has reimbursed us or will reimburse us funds equal to the cost of construction and (iii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party has agreed to purchase the assets from us upon completion of the transaction.

Assets and liabilities associated with discontinued operations include two dealership locations (four franchises) as of December 31, 2004, and two dealership locations (three franchises) as of December 31, 2003. Assets associated with discontinued operations totaled $11.2 million and $6.8 million, and liabilities associated with discontinued operations totaled $7.4 million and $2.0 million as of December 31, 2004 and December 31, 2003, respectively.

Included in Assets Held for Sale as of December 31, 2004 was $14.5 million of costs associated with one completed project included in a pending sale-leaseback transaction. As of December 31, 2004, Liabilities Associated with Assets Held for Sale included $13.1 million of funds reimbursed to us from an unaffiliated third party associated with this completed construction project. We expect to receive the remaining $1.4 million of funds from an unaffiliated third party and complete this sale-leaseback transaction in the first quarter of 2005.

A summary of assets held for sale and liabilities associated with assets held for sale are as follows:

	As of December 31,
	2004	2003
	(In thousands)
Assets:
Inventories	$7,846	$2,116
Property and equipment, net	17,902	4,639
Total assets	25,748	6,755
Liabilities:
Floor plan notes payable	7,456	1,954
Other liabilities	13,082	—
Total liabilities	20,538	1,954
Net assets held for sale	$5,210	$4,801

Included in Prepaid and Other Current Assets on the accompanying Consolidated Balance Sheets are costs associated with construction projects, which we intend to sell through sale-leaseback transactions but have not been completed and therefore are not available for sale. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either reimbursing us for the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the cost of the construction during the construction period and record a corresponding liability equal to the amount reimbursed. Upon completion of the construction, we will execute the sale-leaseback transaction and remove the cost of construction and the related liability from our Consolidated Balance Sheets. The book value of assets associated with construction projects that have not been completed as of December 31, 2004 and December 31, 2003 totaled $7.1 million and $22.8 million, respectively. As of December 31, 2004 and December 31, 2003, the book value of liabilities associated with these construction projects totaled $1.6 million and $22.8 million, respectively.

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

During the years ended December 31, 2004, 2003 and 2002, we capitalized $1.4 million, $0.8 million and $0.9 million, respectively, of interest in connection with various capital projects to upgrade and remodel our facilities. Depreciation expense from continuing operations was $18.2 million, $17.6 million and $16.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Upon completion of our impairment test on October 1, 2004, the fair value of each of our platforms’ tangible and intangible assets exceeded carrying value and therefore did not indicate an impairment of goodwill or other intangibles.

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

Balance as of December 31, 2002	$8,000
Acquisitions	30,000
Balance as of December 31, 2003	38,000
Acquisitions	15,428
Adjustments related to prior period acquisitions	(11,210)
Divestitures	(205)
Balance as of December 31, 2004	$42,013

Amortizable Intangible Assets

Amortizable intangible assets are included in Other Long-term Assets on the accompanying Consolidated Balance Sheets and include the following:

	As of December 31,
	2004	2003
	(In thousands)
Amortizable intangible assets
Noncompete agreements	$1,440	$5,331
Lease agreements (amortization included in SG&A expense)	6,527	6,527
Total	7,967	11,858
Less: Accumulated amortization	(5,796)	(8,665)
Amortizable intangible assets, net	$2,171	$3,193

Amortization expense from continuing operations was $0.4 million, $0.8 million and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. During the year ended December 31, 2004 we sold one dealership location (one franchise), which resulted in a $0.1 million reduction of a noncompete agreement that no longer provided future benefit. Future estimated amortization expense is as follows (in thousands):

For the years ended December 31:
2005	$512
2006	507
2007	507
2008	508
2009	137
Thereafter	—
$2,171

10. OTHER LONG-TERM ASSETS

	As of December 31,
	2004	2003
	(In thousands)
Manufacturer franchise rights	$42,013	$38,000
Notes receivable-finance contracts, long-term, net	19,036	20,249
Deferred financing costs	13,958	15,205
Amortizable intangibles	2,171	3,193
Other	17,859	21,982
Total other long-term assets	$95,037	$98,629

11. FLOOR PLAN NOTES PAYABLE

We have floor plan financing credit facilities (the “Floor Plan Facilities”) with Ford Motor Credit Company, General Motors Acceptance Corporation and DaimlerChrysler Services North America, LLC (the “Lenders”), which provide new vehicle financing up to the value of each new vehicle and up to a fixed percentage of the value of each used vehicle. Floor plan notes payable to a party affiliated with the manufacturers from which we purchase new vehicle inventory are classified as Floor Plan Notes Payable – manufacturer affiliated on the accompanying Consolidated Balance Sheets.  All other floor plan notes payable are classified as Floor Plan Notes Payable – non-manufacturer affiliated.  We continue to evaluate the best use of our cash between capital expenditures, acquisitions and debt reduction and depending on our financial condition, may decide to increase or decrease the level of floor plan notes payable outstanding relating to our vehicle inventory. Our Floor Plan Facilities have no stated limit as to how much we may borrow for inventory purchases and as a result we have sufficient borrowing capacity to operate our business. In addition, we have total availability of $32.2 million under ancillary floor plan facilities with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia.

We are required to make monthly interest payments on the amount financed, but generally we are not required to repay the principal prior to the sale of the vehicle. These Floor Plan Facilities require a guarantee from each of our intermediate subsidiaries, and participating subsidiary dealers grant a blanket lien on all of our assets and the assets of such subsidiaries, including a security interest in the financed vehicles as well as the related sales proceeds. The terms of our Floor Plan Facilities impose upon us and our subsidiaries certain financial covenants. As of December 31, 2004 we were in compliance with these financial covenants.

Amounts financed under the Floor Plan Facilities bear interest at variable rates, which are typically based on LIBOR or the prime rate. The weighted average interest rate on our floor plan notes payable was 3.4% for the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, we had $658.4 million and $604.2 million of floor plan notes payable outstanding, including $7.4 million and $2.0 million classified as Liabilities Associated with Assets Held for Sale, respectively.

12. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2004	2003
	(In thousands)
Accrued compensation	$24,569	$22,245
Other taxes payable	15,597	13,390
Accrued finance and insurance chargebacks	8,461	7,558
Accrued interest	8,308	4,162
Accrued insurance	6,024	6,496
Accrued advertising and promotions	5,099	3,616
Accrued vacation	4,950	3,884
Customer deposits	2,969	1,748
Sale-leaseback construction in progress liabilities	1,620	22,778
Other accrued liabilities	11,469	15,628
Accrued liabilities	$89,066	$101,505

13. LONG-TERM DEBT

Long-term debt consists of the following:

	As of December 31,
	2004	2003
	(In thousands)
9% Senior Subordinated Notes due 2012	$250,000	$250,000
8% Senior Subordinated Notes due 2014 ($200.0 million face value, net of hedging activity of $2,736 and $1,720, respectively)	197,264	198,280
Mortgage notes payable to banks and financing institutions bearing interest at fixed and variable rates (the weighted average interest rates were 5.7% and 4.7% for years ended December 31, 2004 and 2003, respectively)	49,732	116,664
Notes payable to financing institutions collateralized by service loaner vehicles bearing interest at variable rates (the weighted average interest rates were 4.2% and 3.6% for the years ended December 31, 2004 and 2003, respectively), maturing at various dates during 2005	21,627	15,744
Non-interest bearing note payable to former shareholders of one of our subsidiaries, net of unamortized discount of $62 and $252 as of December 31, 2004 and 2003, respectively, determined at an effective interest rate of 6.1%, payable in semiannual installments of approximately $913, due January 2006, collateralized by marketable securities equal to the outstanding debt	2,637	4,228
Capital lease obligations	4,421	4,226
Other notes payable	735	1,516
	526,416	590,658
Less: current portion	(33,880)	(33,250)
Long-term debt	$492,536	$557,408

The aggregate maturities of long-term debt as of December 31, 2004, are as follows (in thousands):

2005	$33,880
2006	5,570
2007	4,141
2008	3,853
2009	10,127
Thereafter	471,581
	$529,152	*

*              Amounts do not include the effects of our fair value hedge which reduces the book value of our 8% Senior Subordinated Notes due 2014 by $2,736 as of December 31, 2004.

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

Credit Facility—

In December 2003, we repaid all of the outstanding indebtedness under our committed credit facility (the “Committed Credit Facility”) with the Lenders with the proceeds from the issuance of our 8% Senior Subordinated Notes due 2014. As of December 31, 2004, we did not have any amounts outstanding under the Committed Credit Facility and had $100.0 million available for borrowings to finance our future acquisitions.

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

14. FINANCIAL INSTRUMENTS

We use interest rate swaps to manage our capital structure. We have entered into two forward interest rate swaps with a combined notional principal amount of $200.0 million, to provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. During the second quarter of 2004, we reduced the notional principal amount of these swap agreements to $170.0 million. This transaction resulted in a gain of $0.4 million, which is included in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets and will be amortized on a straight-line basis as a reduction to interest expense over the swap period, beginning in March 2006. The swap agreements were designated and qualify as cash flow hedges of our variable rate floor plan indebtedness and will contain minor ineffectiveness. The swaps are scheduled to expire in March 2006.  As of December 31, 2004, the swaps had a fair value of $7.1 million, which was included in Other Long-term Liabilities on the accompanying Consolidated Balance Sheets.

We have entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our 8% Senior Subordinated Notes due 2014 and did not contain any ineffectiveness. As a result, our 8% Senior Subordinated Notes due 2014 have been adjusted by the fair market value of the related swap.  The swap is scheduled to expire in March 2006.  As of December 31, 2004, the swap agreement had a fair value of $2.7 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

We have entered into an interest rate swap agreement with a notional principal amount of $15.2 million as a hedge against future changes in the interest rate of our variable rate mortgage notes payable beginning in January 2005. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated in 2005 and will qualify as a cash flow hedge of changes in the interest rate of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of December 31, 2004, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

15. INCOME TAXES

Effective with our IPO, which closed March 19, 2002, we converted to a corporation and became subject to federal, state and local income taxes. Prior to the conversion to a corporation, except for nine subsidiaries which were already corporations, two of which are included in discontinued operations as of September 30, 2005, Asbury Automotive Group L.L.C. was comprised primarily of limited liability companies and partnerships (with Asbury Automotive Group L.L.C. as the parent), which were treated as one partnership for tax purposes and accordingly we did not record income tax expense or income tax liabilities for these entities. During 2001 and prior to our IPO in 2002, we recorded income tax only for the nine “C” Corporations in accordance with SFAS No. 109, “Accounting for Income Taxes.”

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

The components of our income tax provisions from continuing operations are as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Current:
Federal	$16,293	$32,758	$16,030
State	1,110	3,431	2,946
Subtotal	17,403	36,189	18,976
Deferred:
Federal	12,378	(6,466)	13,216
State	1,525	(834)	2,466
Subtotal	13,903	(7,300)	15,682
Total	$31,306	$28,889	$34,658

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Provision at the statutory rate	$29,384	$26,608	$24,722
Increase (decrease) resulting from:
State income tax, net	1,711	2,092	3,423
Net deferred tax liability resulting from conversion to a corporation	—	—	11,553
Tax benefit of L.L.C. structure	—	—	(5,008)
Other	211	189	(32)
Provision for income taxes	$31,306	$28,889	$34,658

The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2004	2003
	(In thousands)
Reserves and accruals	$18,817	$11,579
Net operating loss and alternative minimum tax credit carryforwards	932	656
Intangible amortization	(28,752)	(16,361)
Depreciation	(16,836)	(7,773)
Hedging activity	2,747	(342)
Valuation allowance	(636)	(656)
Other	(1,056)	(1,073)
Net deferred tax liability	$(24,784)	$(13,970)

	December 31,
Balance sheet classification:	2004	2003
	(In thousands)
Deferred tax assets:
Current	$16,734	$11,403
Long term	7,591	2,690
Deferred tax liabilities:
Current	(1,158)	(2,592)
Long term	(47,951)	(25,471)
Net deferred tax liability	$(24,784)	$(13,970)

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

16. DISCONTINUED OPERATIONS AND DIVESTITURES

During the year ended December 31, 2004, we placed ten dealership locations (fifteen franchises) into discontinued operations and sold ten dealership locations (fourteen franchises), eight (eleven franchises) of which were placed into discontinued operations in the same period. As of December 31, 2004, two dealership locations (four franchises) were pending disposition. During the nine months ended September 30, 2005 we sold two dealership locations (six franchises) including the two dealership locations that were pending disposition as of December 31, 2004.  In addition, as of September 30, 2005, eight dealership locations (eight franchises) were pending disposition.  The accompanying Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002, have been reclassified to reflect the status of our discontinued operations as of September 30, 2005.

The following table provides further information regarding our discontinued operations as of September 30, 2005, and includes the results of businesses sold prior to September 30, 2005, and businesses pending disposition as of September 30, 2005:

	For the Year Ended December 31, 2004			For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	Sold	Pending Disposition	Total	Sold***	Pending Disposition*	Total	Sold**	Pending Disposition*	Total
	(Dollars in thousands)

Franchises	20	8	28	25	6	31	28	6	34
Used-only locations	—	—	—	11	—	11	11	—	11
Ancillary businesses	1	—	1	3	—	3	3	—	3

Revenues	$194,090	$353,732	$547,822	$280,992	$341,629	$622,621	$351,431	$412,641	$764,072
Cost of sales	165,657	299,845	465,502	237,041	290,310	527,351	293,721	347,533	641,254
Gross profit	28,433	53,887	82,320	43,951	51,319	95,270	57,710	65,108	122,818
Operating expenses	30,158	51,876	82,034	47,030	48,984	96,014	56,599	57,490	114,089
Impairment	—	—	—	37,930	—	37,930	—	—	—
Income (loss) from operations	(1,725)	2,011	286	(41,009)	2,335	(38,674)	1,111	7,618	8,729
Other expense, net	(2,620)	(791)	(3,411)	(1,597)	(1,999)	(3,596)	(2,115)	(2,102)	(4,217)
Loss on disposition of discontinued operations	(79)	—	(79)	(123)	—	(123)	(1,622)	—	(1,622)
Income (loss) before income taxes	(4,424)	1,220	(3,204)	(42,729)	336	(42,393)	(2,626)	5,516	2,890
Income tax benefit (expense)	1,061	(433)	628	10,558	(113)	10,445	834	(1,617)	(783)
Discontinued operations, net of tax	$(3,363)	$787	$(2,576)	$(32,171)	$223	$(31,948)	$(1,792)	$3,899	$2,107

*	Businesses pending disposition as of September 30, 2005
**	Businesses were sold between January 1, 2002 and September 30, 2005
***	Businesses were sold between January 1, 2003 and September 30, 2005

17. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by our weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income:
Continuing operations	$52,649	$47,135	$35,978
Discontinued operations	(2,576)	(31,948)	2,107
Net Income	$50,073	$15,187	$38,085

Earnings per share:
Basic—
Continuing operations	$1.62	$1.44	$1.09
Discontinued operations	(0.08)	(0.97)	0.06
Net income	$1.54	$0.47	$1.15

Diluted—
Continuing operations	$1.61	$1.44	$1.09
Discontinued operations	(0.08)	(0.98)	0.06
Net income	$1.53	$0.46	$1.15

Weighted Average common shares and common share equivalents:
Weighted average common shares outstanding—basic	32,502	32,648	33,065
Common share equivalents (stock options)	172	67	8
Weighted average common shares outstanding—diluted	32,674	32,715	33,073

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

19. LEASE OBLIGATIONS

We lease various facilities, real estate and equipment under long-term operating lease agreements. In instances where we entered into leases in which the rent escalates at fixed rates over time, we record the rent expense on a straight-line basis over the life of the lease. Rent expense from continuing operations totaled $38.3 million, $25.4 million and $20.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Employee Retirement Plan

We sponsor the Asbury Automotive Retirement Savings Plan (the “Plan”), a 401(k) plan, for eligible employees except for the employees of one of our dealer groups, which maintains a separate retirement plan. Employees are eligible to participate in the Plan after one year of service. Employees electing to participate in the Plan may contribute up to 40% of their annual compensation limited to the maximum amount that can be deducted for income tax purposes each year. We match 50% of employees’ contributions up to 4% of their base compensation, with a maximum match of 2% of an employee’s salary. Employer contributions vest ratably over three years after entering the Plan. Expenses from continuing operations related to employer matching contributions was approximately $2.5 million for each of the years ended December 31, 2004, 2003 and 2002.

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

Condensed Consolidating Balance Sheet
December 31, 2004

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,093	$—	$—	$28,093
Inventories	—	713,205	48,352	—	761,557
Other current assets	—	286,675	40,933	—	327,608
Assets held for sale	—	25,748	—	—	25,748
Total current assets	—	1,053,721	89,285	—	1,143,006
Property and equipment, net	—	190,706	5,082	—	195,788
Goodwill	—	400,338	61,312	—	461,650
Other assets	—	79,435	18,080	—	97,515
Investment in subsidiaries	481,732	130,098	—	(611,830)	—
Total assets	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable –Manufacturer affiliated	$—	$336,369	$—	$—	$336,369
Floor plan notes payable – Non –Manufacturer affiliated	—	277,170	37,409	—	314,579
Other current liabilities	—	170,227	5,797	—	176,024
Liabilities associated with assets held for sale	—	20,538	—	—	20,538
Total current liabilities	—	804,304	43,206	—	847,510
Long-term debt	—	492,499	37	—	492,536
Other liabilities	—	75,763	418	—	76,181
Shareholders’ equity	481,732	481,732	130,098	(611,830)	481,732
Total liabilities and shareholders’ equity	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959

Condensed Consolidating Balance Sheet
December 31, 2003

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$98,927	$7,784	$—	$106,711
Inventories	—	601,923	48,474	—	650,397
Other current assets	—	229,688	47,991	—	277,679
Assets held for sale	—	6,755	—	—	6,755
Total current assets	—	937,293	104,249	—	1,041,542
Property and equipment, net	—	262,450	4,541	—	266,991
Goodwill	—	342,831	61,312	—	404,143
Other assets	—	90,800	10,803	—	101,603
Investment in subsidiaries	434,825	69,240	—	(504,065)	—
Total assets	$434,825	$1,702,614	$180,905	$(504,065)	$1,814,279
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable – manufacturer affiliated	$—	$307,492	$—	$—	$307,492
Floor plan notes payable – non-manufacturer affiliated	—	251,094	43,581	—	294,675
Other current liabilities	—	115,842	61,795	—	177,637
Liabilities associated with assets held for sale	—	1,954	—	—	1,954
Total current liabilities	—	676,382	105,376	—	781,758
Long-term debt	—	557,359	49	—	557,408
Other liabilities	—	34,048	6,240	—	40,288
Shareholders’ equity	434,825	434,825	69,240	(504,065)	434,825
Total liabilities and shareholders’ equity	$434,825	$1,702,614	$180,905	$(504,065)	$1,814,279

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$4,391,368	$589,440	$(8,880)	$4,971,928
Cost of sales	—	3,720,277	504,708	(8,880)	4,216,105
Gross profit	—	671,091	84,732	—	755,823
Operating expenses:
Selling, general and administrative	—	534,268	62,352	—	596,620
Depreciation and amortization	—	16,958	1,285	—	18,243
Income from operations	—	119,865	21,095	—	140,960
Other income (expense):
Floor plan interest expense	—	(18,161)	(1,296)	—	(19,457)
Other interest expense	—	(34,898)	(4,161)	—	(39,059)
Other income, net	—	1,424	87	—	1,511
Equity in earnings of subsidiaries	50,073	10,282	—	(60,355)	—
Total other expense, net	50,073	(41,353)	(5,370)	(60,355)	(57,005)
Income before income taxes	50,073	78,512	15,725	(60,355)	83,955
Income tax expense	—	25,409	5,897	—	31,306
Income from continuing operations	50,073	53,103	9,828	(60,355)	52,649
Discontinued operations, net of tax	—	(3,030)	454	—	(2,576)
Net income	$50,073	$50,073	$10,282	$(60,355)	$50,073

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenues	$—	$3,684,786	$559,730	$(9,958)	$4,234,558
Cost of sales	—	3,109,566	481,632	(9,958)	3,581,240
Gross profit	—	575,220	78,098	—	653,318
Operating expenses:
Selling, general and administrative	—	450,895	56,060	—	506,955
Depreciation and amortization	—	16,452	1,133	—	17,585
Income from operations	—	107,873	20,905	—	128,778
Other income (expense):
Floor plan interest expense	—	(13,682)	(1,108)	—	(14,790)
Other interest expense	—	(36,561)	(3,374)	—	(39,935)
Other income (expense)	—	2,336	(365)	—	1,971
Equity in earnings of subsidiaries	15,187	10,064	—	(25,251)	—
Total other expense, net	15,187	(37,843)	(4,847)	(25,251)	(52,754)
Income before income taxes	15,187	70,030	16,058	(25,251)	76,024
Income tax expense	—	22,787	6,102	—	28,889
Income from continuing operations	15,187	47,243	9,956	(25,251)	47,135
Discontinued operations, net of tax	—	(32,056)	108	—	(31,948)
Net income	$15,187	$15,187	$10,064	$(25,251)	$15,187

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenues	$—	$3,274,241	$512,808	$(6,466)	$3,780,583
Cost of sales	—	2,749,521	441,697	(6,466)	3,184,752
Gross profit	—	524,720	71,111	—	595,831
Operating expenses:
Selling, general and administrative	—	406,181	51,760	—	457,941
Depreciation and amortization	—	15,165	1,226	—	16,391
Income from operations	—	103,374	18,125	—	121,499
Other income (expense):
Floor plan interest expense	—	(12,734)	(1,100)	—	(13,834)
Other interest expense	—	(35,883)	(2,121)	—	(38,004)
Other income, net	—	919	56	—	975
Equity in earnings of subsidiaries	38,085	7,913	—	(45,998)	—
Total other expense, net	38,085	(39,785)	(3,165)	(45,998)	(50,863)
Income before income taxes	38,085	63,589	14,960	(45,998)	70,636
Income tax expense	—	18,832	4,273	—	23,105
Tax adjustment upon conversion from an LLC to a corporation	—	8,969	2,584	—	11,553
Income from continuing operations	38,085	35,788	8,103	(45,998)	35,978
Discontinued operations, net of tax	—	2,297	(190)	—	2,107
Net income	38,085	38,085	7,913	(45,998)	38,085
Pro forma income tax expense	—	3,330	1,678	—	5,008
Net tax effect of 2003, 2004, and 2005
Discontinued operations	—	318	(27)	—	291
Tax adjustment upon conversion from an L.L.C. to a corporation	—	(8,969)	(2,584)	—	(11,553)
Tax affected pro forma net income	$38,085	$43,406	$8,846	$(45,998)	$44,339

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash (used in) provided by operating activities	$—	$(35,056)	$17,193	$—	$(17,863)
Cash flow from investing activities:
Capital expenditures	—	(67,245)	(2,227)	—	(69,472)
Acquisitions	—	(108,323)	—	—	(108,323)
Other investing activities	—	52,423	127	—	52,550
Net cash used in investing activities	—	(123,145)	(2,100)	—	(125,245)
Cash flow from financing activities:
Floor plan borrowings – non-manufacturer Affilitated	—	1,891,143	469,100	—	2,360,243
Floor plan repayments – non-manufacturer affilitated	—	(1,867,022)	(475,272)	—	(2,342,294)
Proceeds from borrowings	—	21,606	—		21,606
Repayments of debt	—	(91,791)	(9)	—	(91,800)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	114,607	266	—	114,873
Intercompany financing, net	—	16,962	(16,962)	—	—
Other financing activities	—	1,862	—	—	1,862
Net cash provided by (used in) financing activities	—	87,367	(22,877)	—	64,490
Net decrease in cash and cash equivalents	—	(70,834)	(7,784)	—	(78,618)
Cash and cash equivalents, beginning of year	—	98,927	7,784	—	106,711
Cash and cash equivalents, end of year	$—	$28,093	$—	$—	$28,093

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash provided by operating activities	$—	$56,550	$6,039	$—	$62,589
Cash flow from investing activities:
Capital expenditures	—	(53,523)	(1,110)	—	(54,633)
Acquisitions	—	(117,953)	—	—	(117,953)
Other investing activities	—	61,519	—	—	61,519
Net cash used in investing activities	—	(109,957)	(1,110)	—	(111,067)
Cash flow from financing activities:
Floor plan borrowings – non-manufacturer affilitated	—	1,553,416	444,002	—	1,997,418
Floor plan repayments – non-manufacturer affilitated	—	(1,508,576)	(444,878)	—	(1,953,454)
Proceeds from issuance of senior subordinated notes	—	200,000	—	—	200,000
Payment of debt issuance costs	—	(6,740)	—	—	(6,740)
Proceeds from borrowings	—	115,510	—	—	115,510
Repayments of debt	—	(207,640)	(103)	—	(207,743)
Purchase of treasury stock	—	(9,700)	—	—	(9,700)
Distributions to members	—	(3,010)	—	—	(3,010)
Other financing activities	—	295	—	—	295
Net cash provided by (used in) financing activities	—	133,555	(979)	—	132,576
Net increase in cash and cash equivalents	—	80,148	3,950	—	84,098
Cash and cash equivalents, beginning of year	—	18,779	3,834	—	22,613
Cash and cash equivalents, end of year	$—	$98,927	$7,784	$—	$106,711

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$—	$47,973	$(12,863)	$—	$35,110
Cash flow from investing activities:
Capital expenditures	—	(53,775)	(817)	—	(54,592)
Acquisitions	—	(41,187)	—	—	(41,187)
Other investing activities	—	12,251	—	—	12,251
Net cash used in investing activities	—	(82,711)	(817)	—	(83,528)
Cash flow from financing activities:
Floor plan borrowings – non-manufacturer affilitated	—	1,406,040	437,673	—	1,843,713
Floor plan repayments – non-manufacturer affilitated	—	(1,378,923)	(430,163)	—	(1,809,086)
Proceeds from issuance of senior subordinated notes	—	250,000	—	—	250,000
Payment of debt issuance costs	—	(8,742)	—	—	(8,742)
Proceeds from borrowings	—	71,108	—	—	71,108
Repayments of debt	—	(385,532)	(207)	—	(385,739)
Proceeds from initial public offering, net	—	65,415	—	—	65,415
Purchase of treasury stock	—	(5,364)	—	—	(5,364)
Distributions to members	—	(11,580)	—	—	(11,580)
Other financing activities	—	800	—	—	800
Net cash provided by financing activities	—	3,222	7,303	—	10,525
Net decrease in cash and cash equivalents	—	(31,516)	(6,377)	—	(37,893)
Cash and cash equivalents, beginning of year	—	50,295	10,211	—	60,506
Cash and cash equivalents, end of year	$—	$18,779	$3,834	$—	$22,613

25. CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
Year Ended December 31, 2004
Revenues(1)	$1,110,179	$1,264,462	$1,291,821	$1,305,466
Gross profit(1)	$171,788	$191,647	$191,677	$200,711
Net income	$10,364	$14,748	$12,116	$12,845
Net income per common share (basic and diluted)(2)	$0.32	$0.45	$0.37	$0.39
Year Ended December 31, 2003
Revenues(1)	$948,744	$1,105,154	$1,130,332	$1,050,328
Gross profit(1)	$150,695	$169,556	$172,069	$160,998
Net income (loss)(3)	$7,097	$12,273	$16,244	$(20,427)
Net income (loss) per common share:
Basic(2)	$0.21	$0.38	$0.50	$(0.63)
Diluted(2)	$0.21	$0.38	$0.50	$(0.62)

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

In addition, we have considered the restatement of our Consolidated Balance Sheets and Consolidated Statements of Cash Flows to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” and Rule
5-02(19)(a) of Regulation S-X as discussed in Note 2 “Restatement” and have concluded that such restatement does not represent a material weakness in our internal control over financial reporting. The information set forth in “Management’s Report on Internal Control Over Financial Reporting” following the index to the Financial Statements is incorporated herein by reference.

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

(a)    The following documents are filed as a part of this report on Form 10-K/A:

(1)    Financial Statements:

See index to Consolidated Financial Statements on page 41.

(2)    Exhibits required to filed by Item 601 of Regulation S-K:

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) of this Form 10-K.

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

4.6

Second Supplemental Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.7

Third Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.8

First Supplemental Indenture, dated as of January 21, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

Exhibit Number		Description of Documents

4.9

Second Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.10

Shareholders Agreement, dated as of March 1, 2002, among Asbury Automotive Group, Inc., Asbury Automotive Holdings L.L.C., and the stockholders listed on the signature pages thereto (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.11

First Amendment to Shareholders Agreement, dated as of March 19, 2004, among Asbury Automotive Group, Inc., Asbury Automotive Holdings L.L.C., and the stockholders listed on the signature pages thereto (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

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

Exhibit Number		Description of Documents

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

10.23		First Amended and Restated Credit Agreement, dated June 6, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*

10	.24**	First Amendment to Employment Agreement of Kenneth B. Gilman (filed as an Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10	.25**	Employment Agreement of Jeffrey I. Wooley (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

Exhibit Number		Description of Documents

10	.26**	Second Amendment to Employment Agreement of Kenneth B. Gilman (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004)*

10	.27**

Separation Agreement, dated as of October 15, 2004, by and among Asbury Automotive Group, Inc., Ben David McDavid, Sr., Ben David McDavid, Jr. and James McDavid (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004)*

10	.28**	Key Executive Incentive Compensation Plan (filed as Appendix D to the Company’s Proxy Statement on April 29, 2004)*

21		Subsidiaries of the Company (filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

23		Consent of Deloitte & Touche LLP

24		Powers of Attorney (filed as Exhibit 24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date: March 14, 2006	by:	/s/ KENNETH B. GILMAN
Name: Kenneth B. Gilman
Title: Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ KENNETH B. GILMAN	Chief Executive Officer,	March 14, 2006
(Kenneth B. Gilman)	President and Director

/s/ J. GORDON SMITH	Senior Vice President and Chief	March 14, 2006
(J. Gordon Smith)	Financial Officer

/s/ BRETT HUTCHINSON	Vice President, Controller and	March 14, 2006
(Brett Hutchinson)	Chief Accounting Officer

/s/ MICHAEL J. DURHAM	Director and Nonexecutive Chairman	March 14, 2006
(Michael J. Durham)

/s/ TIMOTHY C. COLLINS	Director	March 14, 2006
(Timothy C. Collins)

/s/ JOHN M. ROTH	Director	March 14, 2006
(John M. Roth)

/s/ IAN K. SNOW	Director	March 14, 2006
(Ian K. Snow)

/s/ VERNON E. JORDAN, Jr.	Director	March 14, 2006
(Vernon E. Jordan, Jr.)

/s/ PHILIP F. MARITZ	Director	March 14, 2006
(Philip F. Maritz)

Signature	Title	Date

/s/ THOMAS F. MCLARTY III	Director	March 14, 2006
(Thomas F. “Mack” McLarty III)

/s/ JEFFREY I. WOOLEY	Director	March 14, 2006
(Jeffrey I. Wooley)

/s/ Charles B. Tomm	Director	March 14, 2006
(Charles B. Tomm)

/s/ Janet M. Clarke	Director	March 14, 2006
(Janet M. Clarke)

EXHIBIT INDEX

Exhibit Number	Description of Documents

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

4.6

Second Supplemental Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.7

Third Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.8

First Supplemental Indenture, dated as of January 21, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.9

Second Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.10

Shareholders Agreement, dated as of March 1, 2002, among Asbury Automotive Group, Inc., Asbury Automotive Holdings L.L.C., and the stockholders listed on the signature pages thereto (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.11

First Amendment to Shareholders Agreement, dated as of March 19, 2004, among Asbury Automotive Group, Inc., Asbury Automotive Holdings L.L.C., and the stockholders listed on the signature pages thereto (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

Exhibit Number		Description of Documents

10	.1**	1999 Stock Option Plan (filed as Exhibit 10.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*

10	.2**	2002 Equity Incentive Plan Plan (filed as Appendix C to the Company’s Proxy Statement on April 29, 2004)*

10.3		Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10	.4**

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

Exhibit Number		Description of Documents

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

10.23		First Amended and Restated Credit Agreement, dated June 6, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*

10	.24**	First Amendment to Employment Agreement of Kenneth B. Gilman (filed as an Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10	.25**	Employment Agreement of Jeffrey I. Wooley (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10	.26**	Second Amendment to Employment Agreement of Kenneth B. Gilman (filed as an Exhibit to

Exhibit Number		Description of Documents

the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004)*

10	.27**

Separation Agreement, dated as of October 15, 2004, by and among Asbury Automotive Group, Inc., Ben David McDavid, Sr., Ben David McDavid, Jr. and James McDavid (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004)*

10	.28**	Key Executive Incentive Compensation Plan (filed as Appendix D to the Company’s Proxy Statement on April 29, 2004)*

21		Subsidiaries of the Company (filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

23		Consent of Deloitte & Touche LLP

24		Powers of Attorney (filed as Exhibit 24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Incorporated by reference.