Form 10-Q/A
period 2005-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2006-03-15
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing Amendment No. 1 to the Asbury Automotive Group, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2005 to change the presentation of certain floor plan notes payable information. We finance substantially all of our new and at times a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. Consistent with industry practice, the Company previously reported all floor plan notes payable as a single line on our Consolidated Balance Sheets and all cash flow activity relating to floor plan notes payable in the operating activities section of our Consolidated Statement of Cash flows. In addition, we historically considered all borrowings and repayments of floor plan notes payable associated with inventory acquired through a dealership acquisition and inventory sold through a dealership divestiture, non-cash activities.  Floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, have been restated as floor plan notes payable — non-manufacturer affiliated on the Consolidated Balance Sheets, and the related non-manufacturer affiliated cash flows have been restated from operating activities to financing activities on the Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. In addition, we have included floor plan notes payable activity associated with dealership acquisitions and divestitures in the Consolidated Statements of Cash Flows.

The changes in presentation have no effect on net income, earnings per share, stockholder’s equity or our conclusion that our disclosure controls and procedures were effective as of March 31, 2005. However, because we are restating the financial statements included in our Form 10-Q, our financial statements include the effects of entities which became discontinued operations during the nine months ended September 30, 2005.  In addition, we have made certain other immaterial reclassifications to conform to current presentation. All other information in this amendment is as of the date of the original filing and does not reflect any subsequent information or events occurring after the date of the original filing. Forward looking statements made reflect our expectations as of the date of our original filing and have not been adjusted to reflect subsequent information.

ASBURY AUTOMOTIVE GROUP, INC.
INDEX

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited) (Restated)*	(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39,253	$28,093
Contracts-in-transit	101,838	105,360
Restricted investments	1,799	1,645
Accounts receivable (net of allowance of $2,283 and $2,073, respectively)	151,329	148,196
Inventories	800,479	761,557
Deferred income taxes	15,576	15,576
Prepaid and other current assets	55,214	56,831
Assets held for sale	8,020	25,748
Total current assets	1,173,508	1,143,006

PROPERTY AND EQUIPMENT, net	201,154	195,788
GOODWILL	461,189	461,650
RESTRICTED INVESTMENTS, net of current portion	2,508	2,478
OTHER LONG-TERM ASSETS	100,616	95,037
Total assets	$1,938,975	$1,897,959

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable – manufacturer affiliated	$337,267	$336,369
Floor plan notes payable – non-manufacturer affiliated	353,052	314,579
Current maturities of long-term debt	28,241	33,880
Accounts payable	77,097	53,078
Accrued liabilities	89,967	89,066
Liabilities associated with assets held for sale	4,004	20,538
Total current liabilities	889,628	847,510

LONG-TERM DEBT	476,251	492,536
DEFERRED INCOME TAXES	41,518	40,360
OTHER LONG-TERM LIABILITIES	37,971	35,821
COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 90,000,000 shares authorized 34,187,408 and 34,163,759 shares issued, including shares held in treasury, respectively	342	342
Additional paid-in capital	413,398	413,094
Retained earnings	97,545	87,905
Treasury stock, at cost; 1,586,587 shares held	(15,032)	(15,032)
Accumulated other comprehensive loss	(2,646)	(4,577)
Total shareholders’ equity	493,607	481,732
Total liabilities and shareholders’ equity	$1,938,975	$1,897,959

* See Note 2 “Restatement”

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
REVENUES:
New vehicle	$778,507	$664,149
Used vehicle	322,572	283,354
Parts, service and collision repair	154,377	134,264
Finance and insurance, net	35,748	28,412
Total revenues	1,291,204	1,110,179
COST OF SALES:
New vehicle	725,263	615,296
Used vehicle	293,671	258,527
Parts, service and collision repair	74,280	64,568
Total cost of sales	1,093,214	938,391
GROSS PROFIT	197,990	171,788
OPERATING EXPENSES:
Selling, general and administrative	160,894	136,920
Depreciation and amortization	4,707	4,572
Income from operations	32,389	30,296
OTHER INCOME (EXPENSE):
Floor plan interest expense	(6,606)	(4,107)
Other interest expense	(9,601)	(10,264)
Interest income	265	267
Other income, net	115	124
Total other expense, net	(15,827)	(13,980)
Income before income taxes	16,562	16,316
INCOME TAX EXPENSE	6,211	6,118
INCOME FROM CONTINUING OPERATIONS	10,351	10,198

DISCONTINUED OPERATIONS, net of tax	(711)	166
NET INCOME	$9,640	$10,364

EARNINGS PER COMMON SHARE:
Basic–
Continuing operations	$0.32	$0.31
Discontinued operations	(0.02)	0.01
Net Income	$0.30	$0.32
Diluted–
Continuing operations	$0.32	$0.31
Discontinued operations	(0.03)	0.01
Net Income	$0.29	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	32,588	32,435
Diluted	32,781	32,721

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005 (Restated)*	2004 (Restated)*
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$9,640	$10,364
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation and amortization	4,707	4,572
Depreciation and amortization from discontinued operations	543	634
Amortization of deferred financing fees	343	533
Change in allowance for doubtful accounts	210	(203)
(Gain) Loss on sale of discontinued operations	(386)	168
Other adjustments	1,315	928
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Contracts-in-transit	3,522	(3,492)
Accounts receivable	(7,531)	(8,767)
Proceeds from the sale of accounts receivable	4,157	5,248
Inventories	(30,948)	(47,020)
Prepaid and other current assets	(6,190)	(5,953)
Floor plan notes payable – manufacturer affiliated	(2,554)	12,775
Accounts payable and accrued liabilities	25,495	17,344
Other long-term assets and liabilities	(2,430)	(4,445)
Net cash used in operating activities	(107)	(17,314)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures – non-financed	(9,198)	(6,291)
Capital expenditures – financeable	(1,577)	(6,015)
Construction reimbursements associated with sale-leaseback agreements	2,032	4,386
Acquisitions	—	(53,198)
Proceeds from the sale of assets	3,272	1,893
Other investing activities	(177)	913
Net cash used in investing activities	(5,648)	(58,312)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings – non-manufacturer affiliated	693,071	540,196
Floor plan repayments – non-manufacturer affiliated	(654,598)	(521,223)
Proceeds from borrowings	2,107	802
Repayments of debt	(20,194)	(4,919)
Payments of debt issuance costs	(3,774)	—
Proceeds from the exercise of stock options	303	45
Net cash provided by financing activities	16,915	14,901
Net increase (decrease) in cash and cash equivalents	11,160	(60,725)

CASH AND CASH EQUIVALENTS, beginning of period	28,093	106,711
CASH AND CASH EQUIVALENTS, end of period	$39,253	$45,986

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

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements as of March 31, 2005, and for the three months ended March 31, 2005 and 2004 have been included.  The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full year.  Our interim unaudited consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form
10-K/A for the year ended December 31, 2004.

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

Restatement

Subsequent to the issuance of the Company’s December 31, 2004 financial statements, we determined that certain information in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows should be restated for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows,” and Rule 5-02(19)(a) of Regulation S-X. Historically, we reported all cash flows arising in connection with changes in floor plan notes payable as an operating activity and considered all borrowings and repayments of floor plan notes payable associated with inventory acquired through a dealership acquisition and inventory sold through a dealership divestiture, non-cash activities.  Therefore, the changes in floor plan notes payable associated with dealership acquisitions and divestitures were not included in the Consolidated Statements of Cash Flows. As a result, we have (i) restated floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable non-manufacturer affiliated on our Consolidated Balance Sheets (ii) restated the related non-manufacturer affiliated cash flows as a financing activity on our Consolidated Statements of Cash flows with borrowings reflected separately from repayments and (iii) included floor plan notes payable activity associated with dealership acquisitions and divestitures in the Consolidated Statements of Cash Flows.  A summary of the significant effects of the restatement are as follows:

(In thousands)	As of March 31, 2005
Floor plan notes payable – previously reported	$690,319

Floor plan notes payable – manufacturer affiliated - previously reported	$—
Floor plan notes payable – manufacturer affiliated	337,267
Floor plan notes payable – manufacturer affiliated – restated	$337,267

Floor plan notes payable – non-manufacturer affiliated - previously reported	$—
Floor plan notes payable – non-manufacturer affiliated	353,052
Floor plan notes payable – non-manufacturer affiliated – restated	$353,052

	For the Three Months Ended March 31,
(In thousands)	2005	2004
Cash provided by (used in) operating activities – previously reported	$41,112	$(12,244)
Floor plan notes payable – manufacturer affiliated	(40,506)	(5,015)
Other	(713)	(55)
Cash used in operating activities – restated	$(107)	$(17,314)

Cash used in investing activities – previously reported	$(8,394)	$(44,409)
Acquisitions	—	(15,049)
Proceeds from the sale of assets	2,033	1,091
Other	713	55
Cash used in investing activities – restated	$(5,648)	$(58,312)

Cash used in financing activities – previously reported	$(21,558)	$(4,072)
Floor plan borrowings – non-manufacturer affiliated	693,071	540,196
Floor plan repayments – non-manufacturer affiliated	(654,598)	(521,223)
Cash provided by financing activities – restated	$16,915	$14,901

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

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Consolidated Statements of Income for the three months ended March 31, 2005 and 2004, have been reclassified to reflect the status of our discontinued operations as of September 30, 2005.

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

	As of
(In thousands)	March 31, 2005	December 31, 2004

New vehicles	$641,302	$619,098
Used vehicles	115,099	98,071
Parts and accessories	44,078	44,388
Total inventories	$800,479	$761,557

The lower of cost or market reserves for inventory totaled $4.8 million and $4.9 million as of March 31, 2005 and December 31, 2004, respectively.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

During the three months ended March 31, 2005, we sold one dealership location (two franchises) resulting in the removal of $0.5 million of Goodwill from our Consolidated Balance Sheets.  The two franchises had been purchased prior to the adoption of SFAS No. 142 and therefore there were no manufacturer franchise rights allocated to these franchises.  Manufacturer franchise rights totaled $42.0 million as of March 31, 2005 and December 31, 2004, and are included in Other Long-term Assets on the accompanying Consolidated Balance Sheets.

5.  ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, (ii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party has reimbursed us or will reimburse us for the cost of construction and (iii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party has agreed to purchase the assets from us upon completion of the transaction.

Assets and liabilities associated with discontinued operations include one dealership location (two franchises) as of March 31, 2005, and two dealership locations (four franchises) as of December 31, 2004. Assets associated with discontinued operations totaled $8.0 million and $11.2 million, and liabilities associated with discontinued operations totaled $4.0 million and $7.4 million as of March 31, 2005 and December 31, 2004, respectively.

Included in Assets Held for Sale as of December 31, 2004 was $14.5 million of costs associated with one completed project included in a pending sale-leaseback transaction.  As of December 31, 2004, Liabilities Associated with Assets Held for Sale included $13.1 million of funds reimbursed to us from an unaffiliated third party associated with this completed construction project.  During the three months ended March 31, 2005, we received the remaining $1.4 million of funds from an unaffiliated third party and completed this sale-leaseback transaction, which resulted in the removal of $14.5 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

A summary of assets and liabilities held for sale is as follows:

	As of
(In thousands)	March 31, 2005	December 31, 2004

Assets:
Inventories	$4,586	$7,846
Property and equipment, net	3,434	17,902
Total assets	8,020	25,748
Liabilities:
Floor plan notes payable	4,004	7,456
Other liabilities	—	13,082
Total liabilities	4,004	20,538
Net assets held for sale	$4,016	$5,210

Included in Prepaid and Other Current Assets on the accompanying Consolidated Balance Sheets are costs associated with construction projects, which we intend to sell through sale-leaseback transactions but have not been completed and therefore are not available for sale.  In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either reimbursing us for the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the cost of the construction during the construction period and record a corresponding liability equal to the amount reimbursed.  Upon completion of the construction, we will execute the sale-leaseback transaction, remove the cost of the land, facilities and the related liability from our Consolidated Balance Sheets and amortize the capitalized lease payments on a straight-line basis over the lease term. As of March 31, 2005 and December 31, 2004, the book value of assets associated with construction projects that have not been completed totaled $7.6 million and $7.1 million, respectively. As of March 31, 2005 and December 31, 2004, the book value of liabilities associated with these construction projects totaled $1.1 million and $1.6 million, respectively.

6.  LONG-TERM DEBT

On March 23, 2005, we entered into a new committed credit facility (the “New Committed Credit Facility”) with JPMorgan Chase Bank, N.A., 17 other financial institutions (the “Syndicate”), and Ford Motor Credit Corporation (“FMCC”), collectively the Lenders.  Concurrently with entering into the New Committed Credit Facility we terminated our First Amended and Restated Credit Agreement with FMCC, General Motors Acceptance Corporation (“GMAC”) and DaimlerChrysler Financial Services North America LLC. The New Committed Credit Facility provides us with $650.0 million of new and used vehicle inventory financing (“Floor Plan Tranche”) and $150.0 million of working capital borrowing capacity (“Working Capital Tranche”). In addition, FMCC and GMAC have committed $150.0 million and $100.0 million of floor plan financing outside of the Syndicate to finance inventory at our Ford “Family” (Ford, Lincoln Mercury, Mazda, Volvo and Land Rover) and General Motors’ dealerships, respectively. In total, these commitments give us $150.0 million of working capital borrowing capacity and $900.0 million of floor plan borrowing capacity.  Floor plan notes payable to a party affiliated with the manufacturers from which we purchase new vehicle inventory are classified as Floor Plan Notes Payable – manufacturer affiliated on the accompanying Consolidated Balance Sheets.  All other floor plan notes payable are classified as Floor Plan Notes Payable – non-manufacturer affiliated.

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

Long-term debt consists of the following:

	As of
(In thousands)	March 31, 2005	December 31, 2004

9% Senior Subordinated Notes due 2012	$250,000	$250,000
8% Senior Subordinated Notes due 2014 ($200.0 million face value, net of hedging activity of $6,985 and $2,736, respectively)	193,015	197,264
Mortgage notes payable	32,678	49,732
Notes payable collateralized by loaner vehicles	21,842	21,627
Capital lease obligations	4,276	4,421
Other notes payable	2,681	3,372
	504,492	526,416
Less—current portion	(28,241)	(33,880)
Long-term debt	$476,251	$492,536

7.  COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended March 31,
(In thousands)	2005	2004

Net income	$9,640	$10,364

Other comprehensive income:
Change in fair value of interest rate swaps	3,089	(7,740)
Income tax (expense) benefit associated with interest rate swaps	(1,158)	2,878
Comprehensive income	$11,571	$5,502

8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

We entered into two forward interest rate swaps with a combined notional principal amount of $170.0 million, to provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006.  The swap agreements were designated and qualify as cash flow hedges of our variable rate floor plan indebtedness and will contain minor ineffectiveness. The swaps are scheduled to expire in March 2006.  As of March 31, 2005 and December 31, 2004, the swaps had a fair value of $4.3 million and $7.1 million and are included in Accrued Liabilities and Other Long-term Liabilities, respectively, on the accompanying Consolidated Balance Sheets

We entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%.  This swap agreement was designated and qualifies as a fair value hedge of our 8% Senior Subordinated Notes due 2014 and did not contain any ineffectiveness.  As a result our 8% Senior Subordinated Notes due 2014 have been adjusted by the fair market value of the related swap.  The swap is scheduled to expire in March 2006.  As of March 31, 2005 and December 31, 2004, the swap agreement had a fair value of $7.0 million and $2.7 million and is included in Accrued Liabilities and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets.

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

9.  DISCONTINUED OPERATIONS

During the three months ended March 31, 2005, we sold one dealership location (two franchises).  As of March 31, 2005, one dealership location (two franchises) was pending disposition.  During the period between March 31, 2005 and September 30, 2005, we sold one dealership location (four franchises) including the one dealership location (two franchises) that were pending disposition as of December 31, 2004.  In addition, as of September 30, 2005 eight dealership locations (eight franchises) were pending disposition.  The accompanying Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 have been reclassified to reflect the status of our discontinued operations as of September 30, 2005.

The following table provides further information regarding our discontinued operations as of September 30, 2005, and includes the results of businesses sold prior to September 30, 2005, and businesses pending disposition as of September 30, 2005:

	For the Three Months Ended March 31, 2005			For the Three Months Ended March 31, 2004
(Dollars in thousands)	Sold(a)	Pending Disposition(b)	Total	Sold(c)	Pending Disposition(b)	Total

Franchises	6	8	14	20	6	26

Revenues	$9,875	$80,636	$90,511	$60,060	$75,726	$135,786
Cost of sales	8,316	68,228	76,544	50,669	63,489	114,158
Gross profit	1,559	12,408	13,967	9,391	12,237	21,628
Operating expenses	1,808	12,877	14,685	9,228	11,137	20,365
Income (loss) from operations	(249)	(469)	(718)	163	1,100	1,263
Other expense, net	(444)	(361)	(805)	(651)	(178)	(829)
Gain (loss) on disposition of discontinued operations	386	—	386	(168)	—	(168)
Income (loss) before income taxes	(307)	(830)	(1,137)	(656)	922	266
Income tax (expense) benefit	112	314	426	242	(342)	(100)
Discontinued operations, net of tax	$(195)	$(516)	$(711)	$(414)	$580	$166

(a)   Businesses were sold between January 1, 2005 and September 30, 2005

(b)   Businesses pending disposition as of September 30, 2005

(c)   Businesses were sold between January 1, 2004 and September 30, 2005

10.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the periods presented.  Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2005	2004
Net income:
Continuing operations	$10,351	$10,198
Discontinued operations	(711)	166
Net income	$9,640	$10,364
Earnings per share – basic and diluted:
Continuing operations – basic	$0.32	$0.31
Discontinued operations– basic	(0.02)	0.01
Net income	$0.30	$0.32

Continuing operations – diluted	$0.32	$0.31
Discontinued operations – diluted	(0.03)	0.01
Net income	$0.29	$0.32
Common shares and common share equivalents:
Weighted average common shares outstanding – basic	32,588	32,435
Common share equivalents (stock options)	193	286
Weighted average common shares outstanding – diluted	32,781	32,721

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

Condensed Consolidating Balance Sheet
As of March 31, 2005
(In thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$39,253	$—	$—	$39,253
Inventories	—	750,421	50,058	—	800,479
Other current assets	—	287,564	38,192	—	325,756
Assets held for sale	—	8,020	—	—	8,020
Total current assets	—	1,085,258	88,250	—	1,173,508
Property and equipment, net	—	196,072	5,082	—	201,154
Goodwill	—	399,877	61,312	—	461,189
Other assets	—	86,304	16,820	—	103,124
Investment in subsidiaries	493,607	131,077	—	(624,684)	—
Total assets	$493,607	$1,898,588	$171,464	$(624,684)	$1,938,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable – Manufacturer affiliated	$—	$337,267	$—	$—	$337,267
Floor plan notes payable – Non –Manufacturer affiliated	—	313,781	39,271	—	353,052
Other current liabilities	—	193,946	1,359	—	195,305
Liabilities associated with assets held for sale	—	4,004	—	—	4,004
Total current liabilities	—	848,998	40,630	—	889,628

Long-term debt	—	476,217	34	—	476,251
Other liabilities	—	79,766	(277)	—	79,489
Shareholders’ equity	493,607	493,607	131,077	(624,684)	493,607
Total liabilities and shareholders’ equity	$493,607	$1,898,588	$171,464	$(624,684)	$1,938,975

Condensed Consolidating Balance Sheet
As of December 31, 2004
(In thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$28,093	$—	$—	$28,093
Inventories	—	713,205	48,352	—	761,557
Other current assets	—	286,675	40,933	—	327,608
Assets held for sale	—	25,748	—	—	25,748
Total current assets	—	1,053,721	89,285	—	1,143,006
Property and equipment, net	—	190,706	5,082	—	195,788
Goodwill	—	400,338	61,312	—	461,650
Other assets	—	79,435	18,080	—	97,515
Investment in subsidiaries	481,732	130,098	—	(611,830)	—
Total assets	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable – Manufacturer affiliated	$—	$336,369	$—	$—	$336,369
Floor plan notes payable – Non –Manufacturer affiliated	—	277,170	37,409	—	314,579
Other current liabilities	—	170,227	5,797	—	176,024
Liabilities associated with assets held for sale	—	20,538	—	—	20,538
Total current liabilities	—	804,304	43,206	—	847,510

Long-term debt	—	492,499	37	—	492,536
Other liabilities	—	75,763	418	—	76,181
Shareholders’ equity	481,732	481,732	130,098	(611,830)	481,732
Total liabilities and shareholders’ equity	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,144,856	$148,228	$(1,880)	$1,291,204
Cost of sales	—	969,064	126,030	(1,880)	1,093,214
Gross profit	—	175,792	22,198	—	197,990

Operating expenses:
Selling, general and administrative	—	144,495	16,399	—	160,894
Depreciation and amortization	—	4,372	335	—	4,707
Income from operations	—	26,925	5,464	—	32,389

Other income (expense):
Floor plan interest expense	—	(6,255)	(351)	—	(6,606)
Other interest expense	—	(8,433)	(1,168)	—	(9,601)
Other income, net	—	370	10	—	380
Equity in earnings of subsidiaries	9,640	2,428	—	(12,068)	—
Total other expense, net	9,640	(11,890)	(1,509)	(12,068)	(15,827)

Income before income taxes	9,640	15,035	3,955	(12,068)	16,562

Income tax expense	—	4,728	1,483	—	6,211
Income from continuing operations	9,640	10,307	2,472	(12,068)	10,351

Discontinued operations, net of tax	—	(667)	(44)	—	(711)
Net income	$9,640	$9,640	$2,428	$(12,068)	$9,640

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2004
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$969,009	$143,691	$(2,521)	$1,110,179
Cost of sales	—	817,712	123,200	(2,521)	938,391
Gross profit	—	151,297	20,491	—	171,788

Operating expenses:
Selling, general and administrative	—	122,616	14,304	—	136,920
Depreciation and amortization	—	4,273	299	—	4,572
Income from operations	—	24,408	5,888	—	30,296

Other income (expense):
Floor plan interest expense	—	(3,829)	(278)	—	(4,107)
Other interest expense	—	(9,317)	(947)	—	(10,264)
Other income (expense), net	—	396	(5)	—	391
Equity in earnings of subsidiaries	10,364	3,125	—	(13,489)	—
Total other expense, net	10,364	(9,625)	(1,230)	(13,489)	(13,980)

Income before income taxes	10,364	14,783	4,658	(13,489)	16,316

Income tax expense	—	4,372	1,746	—	6,118
Income from continuing operations	10,364	10,411	2,912	(13,489)	10,198

Discontinued operations, net of tax	—	(47)	213	—	166
Net income	$10,364	$10,364	$3,125	$(13,489)	$10,364

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005
(In thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$3,429	$(3,536)	$—	$(107)

Cash flow from investing activities:
Capital expenditures	—	(10,489)	(286)	—	(10,775)
Other investing activities	—	5,127	—	—	5,127
Net cash used in investing activities	—	(5,362)	(286)	—	(5,648)

Cash flow from financing activities:
Floor Plan Borrowings – non- manufacturer Affiliated	—	567,735	125,336	—	693,071
Floor Plan Repayments – non-manufacturer affiliated	—	(531,123)	(123,475)	—	(654,598)
Proceeds from borrowings	—	2,107	—	—	2,107
Repayments of debt	—	(19,352)	(842)	—	(20,194)
Intercompany financing	—	(2,803)	2,803	—	—
Other financing activities	—	(3,471)	—	—	(3,471)
Net cash provided by financing activities	—	13,093	3,822	—	16,915
Net increase in cash and cash equivalents	—	11,160	—	—	11,160

Cash and cash equivalents, beginning of period	—	28,093	—	—	28,093
Cash and cash equivalents, end of period	$—	$39,253	$—	$—	$39,253

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2004
(In thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash used in operating activities	$—	$(13,618)	$(3,696)	$—	$(17,314)

Cash flow from investing activities:
Capital expenditures	—	(11,692)	(614)	—	(12,306)
Payments for acquisitions	—	(53,198)	—	—	(53,198)
Other investing activities	—	7,192	—	—	7,192
Net cash used in investing activities	—	(57,698)	(614)	—	(58,312)

Cash flow from financing activities:
Floor Plan Borrowings – non- manufacturer affiliated	—	425,278	114,918	—	540,196
Floor Plan Repayments – non-manufacturer affiliated	—	(407,323)	(113,900)	—	(521,223)
Proceeds from borrowings	—	802	—	—	802
Repayments of debt	—	(4,237)	(682)	—	(4,919)
Other financing activities	—	45	—	—	45
Net cash provided by financing activities	—	14,565	336	—	14,901
Net decrease in cash and cash equivalents	—	(56,751)	(3,974)	—	(60,725)

Cash and cash equivalents, beginning of period	—	98,927	7,784	—	106,711
Cash and cash equivalents, end of period	$—	$42,176	$3,810	$—	$45,986

14.  SUBSEQUENT EVENTS

Acquisitions

During the second quarter of 2005, we acquired one dealership location (one franchise) in Arkansas for a total purchase price of $12.0 million, of which $4.7 million was paid in cash through the use of available funds, $6.8 million was borrowed from our floor plan facilities, with the remaining $0.5 million representing the fair value of future payments. We estimate annual revenues of the acquired franchise will total approximately $35.0 million, based on historical performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005 (March 14, 2006 as to the effects of the restatement discussed in Note 2 “Restatement” and discontinued operations discussed in Note 16 “Discontinued Operations”), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
New York, New York
May 5, 2005 (March 14, 2006 as to the effects of the restatement discussed in Note 2 “Restatement” and discontinued operations discussed in Note 9 “Discontinued Operations”)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the first quarter of 2005, we reorganized our dealerships into principally four regions: (i) Florida (comprising our Coggin dealerships operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon, our Spirit dealerships operating primarily in Los Angeles, California and our Northern California Dealerships operating in Sacramento and Fresno, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations.  Within this more streamlined structure, we will evaluate our operations and financial results by dealership in the aggregate, rather than by platform. The general managers, with direction from the regional CEOs, will continue to have the independence and flexibility to respond effectively to local market conditions. We expect a significant improvement in management effectiveness as a result of this reorganization, as well as added operating and cost efficiencies. During the three months ended March 31, 2005, we incurred $3.6 million in severance and other costs related to our regional reorganization.  We expect to complete the final phases of our reorganization during the remainder of 2005.  Currently, we estimate that the regional reorganization will have a negative impact on income from continuing operations of $0.02 to $0.04 per diluted share during 2005 and will improve income from continuing operations by approximately $0.10 per diluted share in future years.  During the third quarter of 2005, we entered into agreements to divest of all our Thomason dealerships in Portland, Oregon and our Spirit Nissan store in Rancho Santa Margarita, California.  When those sales close, we will exit the Portland, Oregon and Rancho Santa Margarita markets, thereby reducing our number of metropolitan markets to 21.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

Net income decreased $0.8 million to $9.6 million, or $0.29 per diluted share, for the three months ended March 31, 2005, from $10.4 million, or $0.32 per diluted share, for the three months ended March 31, 2004.  Net income for the three months ended March 31, 2005, includes severance and other related costs of $3.6 million ($2.2 million after-tax) related to our regional reorganization.  Excluding the costs of the regional reorganization, net income increased 15%, or $1.4 million, from the prior year period.

Income from continuing operations increased $0.2 million to $10.4 million, or $0.32 per diluted share, for the three months ended March 31, 2005, from $10.2 million, or $0.31 per diluted share, for the three months ended March 31, 2004.  Excluding the costs of the regional reorganization, income from continuing operations would have increased 24%, or $2.4 million, from the prior year period to $12.6 million, or $0.38 per diluted share.

The 15% increase in net income and 24% increase in income from continuing operations, after adjusting for the costs of our regional reorganization, resulted from several factors, including: (i) improvement in our gross profit from used retail sales, (ii) substantial increases in our same store fixed operations, and (iii) significant increases in same store F&I revenue resulting from a combination of an increase in platform F&I PVR and an increase in new retail vehicle sales.  These factors were partially offset by the following factors: (i) increased floor plan expense due principally to rising interest rates and (ii) the results of our “start-up” operations relating to our new dealership locations and entrance into the Southern California market.

Revenues-

	For the Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2005	2004	(Decrease)	Change
New vehicle data:
Retail revenues-same store (1)	$693,293	$641,931	$51,362	8%
Retail revenues-acquisitions	37,110	—
Total new retail revenues	730,403	641,931	88,472	14%

Fleet revenues-same store (1)	47,831	22,218	25,613	115%
Fleet revenues-acquisitions	273	—
Total fleet revenues	48,104	22,218	25,886	117%
New vehicle revenue, as reported	$778,507	$664,149	$114,358	17%

New retail units-same store (1)	22,264	21,257	1,007	5%
New retail units-actual	23,657	21,257	2,400	11%

Used vehicle data:
Retail revenues-same store (1)	$230,889	$210,141	$20,748	10%
Retail revenues-acquisitions	9,313	—
Total used retail revenues	240,202	210,141	30,061	14%

Wholesale revenues-same store (1)	78,328	73,213	5,115	7%
Wholesale revenues-acquisitions	4,042	—
Total wholesale revenues	82,370	73,213	9,157	13%
Used vehicle revenue, as reported	$322,572	$283,354	$39,218	14%

Used retail units-same store (1)	14,065	13,628	437	3%
Used retail units-actual	14,602	13,628	974	7%

Parts, service and collision repair:
Revenues-same store (1)	$148,471	$134,264	$14,207	11%
Revenues-acquisitions	5,906	—
Parts, service and collision repair revenue, as reported	$154,377	$134,264	$20,113	15%

Finance and insurance, net:
Platform revenues-same store (1)	$32,997	$27,169	$5,828	21%
Platform revenues-acquisitions	1,548	—
Platform finance and insurance revenue	34,545	27,169	7,376	27%
Corporate revenues	1,203	1,243
Finance and insurance revenue, as reported	$35,748	$28,412	$7,336	26%

Total revenue:
Same store (1)	$1,231,809	$1,108,936	$122,873	11%
Corporate	1,203	1,243
Acquisitions	58,192	—
Total revenue, as reported	$1,291,204	$1,110,179	$181,025	16%

(1)   Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Total revenues increased 16% to $1.3 billion for the three months ended March 31, 2005, from $1.1 billion for the three months ended March 31, 2004. Same store revenues increased 11% to $1.2 billion for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.  Same store new retail revenue increased 8% compared to the prior year period, reflecting an increase in retail unit sales of 5% and an increase in the percentage of luxury and mid-line import sales, which on average have a higher selling price.  Same store used vehicle retail revenue increased 10% to $230.9 million, compared to $210.1 million for the prior year period reflecting an increase in our used retail unit sales of 3%.  Our same store used vehicle unit sales were negatively impacted by manufacturer incentive programs on new vehicles.  We anticipate that manufacturer incentives on new vehicles will continue to drive customers toward new vehicles during 2005, and expect that this environment will continue to have a negative impact on the used vehicle retail market.

Fixed operations revenue increased 15%, to $154.4 million for the three months ended March 31, 2005, from $134.3 million for the three months ended March 31, 2004.  Same store fixed operations revenue increased 11%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to an increase in our “customer pay” and warranty parts and service businesses.  The growth in our “customer pay” business is a result of (i) our continued service adviser training, (ii) expansion of our product offerings and (iii) the implementation of more aggressive advertising campaigns. Our warranty business continued its positive performance driven by continued manufacturer recall programs and increased work on imported vehicles, which typically generates higher revenue due to customer retention.  We expect fixed operations to continue to grow as we expand our service capacity in 2005 with the addition of approximately 100 service stalls and 200 to 250 technicians and a focused effort on more rigorous and consistent training of our service advisors.

Platform F&I increased $5.8 million to $433.0 million on a same store basis for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.  Platform F&I PVR increased $124 to $903 for the three months ended March 31, 2005, from $779 for the three months ended March 31, 2004, which is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process, (iii) maturation of our corporate-sponsored programs and (iv) improvement of the F&I operations at franchises we acquired in prior periods, as F&I revenues have historically continued to improve for several years after we acquire a dealership.  We anticipate that the positive trends in platform F&I PVR will continue in the future as we focus on improving F&I PVR levels at our lowest performing stores.  Platform F&I excludes revenue resulting from contracts negotiated by our corporate office, which is attributable to retail units sold during prior periods.  Corporate F&I revenue was $1.2 million for the each of the three month periods ended March 31, 2005 and 2004.  We expect this revenue to decrease significantly over the next few years as the portfolio runs off.

We expect total revenue to increase as we continue to acquire dealerships, expand our service capacity in order to meet the anticipated increase in service demand and improve our platform F&I PVR.  However, future revenue growth will rely heavily on our performance in the vehicle retail business, in particular our ability to maintain or improve upon our sales volumes of new and used vehicles.

Gross Profit-

	For the Three Months Ended March 31,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail gross profit-same store (1)	$50,038	$48,513	$1,525	3%
Retail gross profit-acquisitions	2,641	—
Total new retail gross profit	52,679	48,513	4,166	9%

Fleet gross profit-same store (1)	561	340	221	65%
Fleet gross profit-acquisitions	4	—
Total fleet gross profit	565	340	225	66%
New vehicle gross profit, as reported	$53,244	$48,853	$4,391	9%

New retail units-same store (1)	22,264	21,257	1,007	5%
New retail units-actual	23,657	21,257	2,400	11%

Used vehicle data:
Retail gross profit-same store (1)	$26,938	$24,950	$1,988	8%
Retail gross profit-acquisitions	874	—
Total used retail gross profit	27,812	24,950	2,862	11%

Wholesale gross profit-same store (1)	1,051	(123)	1,174	NM
Wholesale gross profit-acquisitions	38	—
Total wholesale gross profit	1,089	(123)	1,212	NM
Used vehicle gross profit, as reported	$28,901	$24,827	$4,074	16%

Used retail units-same store (1)	14,065	13,628	437	3%
Used retail units-actual	14,602	13,628	974	7%

Parts, service and collision repair:
Gross profit-same store (1)	$77,086	$69,696	$7,390	11%
Gross profit-acquisitions	3,011	—
Parts, service and collision repair gross profit, as reported	$80,097	$69,696	$10,401	15%

Finance and insurance, net:
Platform gross profit-same store (1)	$32,997	$27,169	$5,828	21%
Platform gross profit-acquisitions	1,548	—
Platform finance and insurance gross profit (2)	34,545	27,169	7,376	27%
Gross profit-corporate	1,203	1,243
Finance and insurance gross profit, as reported	$35,748	$28,412	$7,336	26%

Platform gross profit PVR-same store (1)	$908	$779	$129	17%
Platform gross profit PVR-actual (2)	$903	$779	$124	16%
Gross profit PVR-actual	$934	$814	$120	15%

Total gross profit:
Same store (1)	$188,671	$170,545	$18,126	11%
Corporate	1,203	1,243
Acquisitions	8,116	—
Total gross profit, as reported	$197,990	$171,788	$26,202	15%

(1)           Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)           Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding platform finance and insurance gross profit PVR.

Gross profit increased 15% to $198.0 million for the three months ended March 31, 2005, from $171.8 million for the three months ended March 31, 2004.  Same store gross profit increased $18.2 million to $188.7 million for the three months ended March 31, 2005, from $170.5 million for the three months ended March 31, 2004.

Same store gross profit on new retail vehicle sales increased $1.5 million for the three months ended March 31, 2005 to $50.0 million, compared to the three months ended March 31, 2004.  The overall increase in same store gross profit on new retail vehicle sales was directly attributable to a 5% increase in unit sales, offset by a 0.4% reduction in same store new retail vehicle gross margin.  We expect that margins on new vehicles will continue to be under pressure for the foreseeable future, as the automotive manufacturers continue to contend with overcapacity in their factories.

Same store gross profit on used vehicle retail sales increased $1.9 million to $26.9 million for the three months ended March 31, 2004, from $25.0 million for the three months ended March 31, 2004.  Despite an overall difficult market during the quarter, we were able to take advantage of strengthening in the used vehicle retail market in certain of our regions, increasing our average same store gross profit per vehicle retailed by 5% over the prior year period, on a same store basis.  In addition, the regional improvement in the used vehicle retail market enabled us to generate a profit on wholesaled vehicles of $1.1 million during the quarter.  We believe that opportunities to increase unit sales exist in the used vehicle retail market, especially with respect to a distinct customer base interested in lower priced inventory, which we view as a separate market from higher priced used and new vehicle inventory.

Same store gross profit from fixed operations increased 11%, in direct proportion to the increase in fixed operations revenue, to $77.1 million for the three months ended March 31, 2005, from $69.7 million for the three months ended March 31, 2004.

Selling, General and Administrative Expenses-

SG&A expenses increased $24.0 million to $160.9 million for the three months ended March 31, 2005, from $136.9 million for the three months ended March 31, 2004.  SG&A expenses as a percentage of gross profit for the three months ended March 31, 2005, improved to 81.3%, from 79.7% for the prior year period.  SG&A expenses for the three months ended March 31, 2005, includes $3.6 million of severance and other costs related to our regional reorganization.  We expect to incur between $0.5 million and $0.8 million of additional reorganization costs during the remainder of 2005.  In addition, SG&A expenses for the three months ended March 31, 2005, includes incremental rent of $2.3 million resulting from the refinancing of 20 of our dealerships using a sale-leaseback transaction in the third quarter of 2004.  Excluding rent expense from both periods, as well as the previously discussed reorganization costs, SG&A expenses as a percentage of gross profit decreased to 73.4% for the three months ended March 31, 2005, compared to 75.3% for the prior year period.  The improvement in SG&A expense as a percentage of gross profit, after adjusting for reorganization costs and rent expense, was attributable to a 1.0% reduction in personnel costs as a percentage of gross profit and a reduction in advertising expense PVR.

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

Depreciation and Amortization-

Depreciation and amortization expense increased $0.1 million to $4.7 million for the three months ended March 31, 2005, from $4.6 million for the three months ended March 31, 2004.  The increased depreciation and amortization expense resulted from property and equipment additions and dealership facilities purchased during 2004, which were partially offset by reductions in property and equipment sold in a sale-leaseback transaction completed in the third quarter of 2004.

We expect depreciation and amortization expense to increase in the future as we continue to upgrade our facilities, expand our service centers and acquire additional dealerships.

Other Income (Expense)-

Floor plan interest expense increased $2.5 million to $6.6 million for the three months ended March 31, 2005, from $4.1 million for the three months ended March 31, 2004.  Approximately $2.1 million of this increase was attributable to higher interest rates and approximately $0.4 million was a result of higher inventory balances.  Inventory balances were higher than the previous year due to the incremental inventory of dealerships acquired in 2004 and the increase in supply of domestic vehicles at our existing dealerships.  The impact of these factors was partially offset by our decision to use the proceeds from a sale-leaseback transaction in the third quarter of 2004 to repay a portion of our floor plan notes payable, a substantial portion of which remained in the equity of our inventory (vehicle inventory in excess of floor plan borrowings) during the three months ended March 31, 2005, and our current decision to not finance used vehicles.

Other interest expense decreased $0.7 million to $9.6 million for the three months ended March 31, 2005, from $10.3 million for the three months ended March 31, 2004.  The decrease was principally attributable to the repayment of $63.7 million of mortgage notes payable with the proceeds from a sale-leaseback transaction in the third quarter of 2004 and the repayment of $18.2 million of variable rate mortgage notes payable during the three months ended March 31, 2005.  We expect that our outstanding debt balances will remain relatively consistent for the near future, as we anticipate our next several acquisitions will be funded with our available cash.  Fluctuations in other interest expense during the remainder of 2005 will be affected by potential changes in interest rates.

Income Tax Expense-

Income tax expense increased $0.1 million to $6.2 million for the three months ended March 31, 2005, from $6.1 million for the three months ended March 31, 2004, due to a $0.2 million increase in income before income taxes for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.  As a result of operating nationally, our effective tax rate is dependent upon our geographic revenue mix, and we evaluate our effective tax rate periodically based on our revenue sources. We expect that our annual effective tax rate will be approximately 37.5% for the year ending December 31, 2005.

Discontinued Operations-

During the three months ended March 31, 2005, we sold one dealership location (two franchises), and as of March 31, 2005, we were actively pursuing the sale of one dealership locations (two franchises). During the period between March 31, 2005 and September 30, 2005 we sold one dealership location (four franchises).  As of September 30, 2005 we were actively pursing the sale of eight dealership locations (eight franchises).  The loss from discontinued operations for the three months ended March 31, 2005 of $0.7 million is attributable to the operating losses of the franchises mentioned above, which was offset by the gain on the sale of dealerships during the quarter. The income from discontinued operations for the three months ended March 31, 2004, of $0.2 million includes the results of operations of the dealerships mentioned above; ten dealership locations (fourteen franchises) that were sold during 2004; and the net loss on the sale of businesses during the three months ended March 31, 2004.

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

As of March 31, 2005, we had cash and cash equivalents of $39.3 million and working capital of $283.9 million.  In addition, we had $150.0 million available for borrowings under our committed credit facility for working capital, general corporate purposes and acquisitions.

Committed Credit Facility

On March 23, 2005, we entered into a new committed credit facility (the “New Committed Credit Facility”) with JPMorgan Chase Bank, N.A., 17 other financial institutions (the “Syndicate”), and Ford Motor Credit Corporation (“FMCC”), collectively the Lenders.  Concurrently with entering into the New Committed Credit Facility we terminated our First Amended and Restated Credit Agreement with FMCC, General Motors Acceptance Corporation (“GMAC”) and DaimlerChrysler Financial Services North America LLC. The New Committed Credit Facility provides us with $650.0 million of new and used vehicle inventory financing (“Floor Plan Tranche”) and $150.0 million of working capital borrowing capacity (“Working Capital Tranche”). In addition, FMCC and GMAC have committed $150.0 million and $100.0 million of floor plan financing outside of the Syndicate to finance inventory at our Ford “Family” (Ford, Lincoln Mercury, Mazda, Volvo and Land Rover) and General Motors’ dealerships, respectively. In total, these commitments give us $150.0 million of working capital borrowing capacity and $900.0 million of floor plan borrowing capacity.  Floor plan notes payable to a party affiliated with the manufacturers from which we purchase new vehicle inventory are classified as Floor Plan Notes Payable – manufacturer affiliated on the accompanying Consolidated Balance Sheets.  All other floor plan notes payable are classified as Floor Plan Notes Payable – non-manufacturer affiliated.

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

Floor Plan Financing-

We finance substantially our entire new vehicle inventory and a portion of our used vehicle inventory.  We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “floor plan notes payable – manufacturer affiliated” and all other floor plan notes payable “floor plan notes payable – non-manufacturer affiliated.”  As of March 31, 2005, availability under the floor plan financing agreements with our vehicle floor plan providers totaled $900.0 million.  In addition, as of March 31, 2005, we had total availability of $32.2 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of March 31, 2005, we had $694.3 million outstanding, including $4.0 million classified as Liabilities Associated with Assets Held for Sale, to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our vehicle inventory.

During the three months ended March 31, 2005, we began the process of refinancing our floor plan notes payable through the repayment of $110.5 million of floor plan notes payable - non-manufacturer affiliated with borrowings from our New Committed Credit Facility. As a result, during the three months ended March 31, 2005, Floor plan borrowings – non-manufacturer affiliated and Floor plan repayments – non-manufacturer affiliated increased by $110.5 million.

During the second quarter of 2005 we finalized the refinancing of our floor plan notes payable through the repayment of $93.4 million of floor plan notes payable – manufacturer affiliated and $224.2 million of floor plan notes payable – non-manufacturer affiliated.

Acquisitions and Acquisition Financing-

We did not acquire any businesses during the three months ended March 31, 2005.  During the second quarter of 2005, we acquired one dealership location (one franchise) in Arkansas for a total purchase price of $12.0 million, $4.7 million of which was paid in cash through the use of our working capital, $6.8 million was borrowed from our floor plan facilities, with the remaining $0.5 million representing the fair value of future payments. We estimate annual revenues of the acquired franchises will total approximately $35.0 million, based on historical performance.  We plan to use our available cash, borrowings under our New Committed Credit Facility or proceeds from future sale-leaseback transactions to finance future acquisitions.

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

As a result we have (i) restated floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable non-manufacturer affiliated on our Consolidated Balance Sheets, (ii) restated the related non-manufacturer affiliated cash flows as a financing activity on our Consolidated Statements of Cash flows with borrowings reflected separately from repayments and (iii) included floor plan notes payable activity associated with dealership acquisitions and divestitures in the Consolidated Statements of Cash Flows.  The Consolidated Statements of Cash Flows have been restated, resulting in a $41.2 million and $5.1 million decrease in cash flows from operating activities; a $2.7 million increase in cash flows from investing activities and a $13.9 million decrease in cash flows from investing activities; and a $38.5 million and $19.0 million increase in cash flows from financing activities for the three months ended March 31, 2005 and 2004, respectively.

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

	For the Three Months Ended March 31,
(In thousands)	2005	2004
Reconciliation of Cash used in Operating Activities to Adjusted Cash provided by Operating Activities
Cash used in operating activities – restated	$(107)	$(17,314)
Floor plan notes payable – non-manufacturer affiliated, net	38,473	18,973
Cash provided by operating activities – as adjusted	$38,366	$1,659

Reconciliation of Cash provided by Financing Activities to Adjusted Cash used in Financing Activities
Cash provided by financing activities – restated	$16,915	$14,901
Floor plan borrowings – non-manufacturer affiliated	(693,071)	(540,196)
Floor plan repayments – non-manufacturer affiliated	654,598	521,223
Cash used in financing activities – as adjusted	$(21,558)	$(4,072)

Operating Activities-

Net cash used in operating activities totaled $0.1 million and $17.3 million for the three months ended March 31, 2005 and 2004, respectively. Net cash provided by operating activities, as adjusted, totaled $38.4 million and $1.7 million for the three months ended March 31, 2005, and 2004, respectively.  Cash flow provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory.

The increase in our cash provided by operating activities, as adjusted, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, was primarily attributable to differences in the timing of payment of accounts payable and accrued liabilities, inventory purchases and obtaining the related floor plan financing.  Timing differences resulted in a net cash inflow of $30.5 million and $2.1 million for the three months ended March 31, 2005 and 2004, respectively.

As of March 31, 2005, we had approximately $66.1 million of equity in our vehicle inventory (vehicle inventory in excess of floor plan borrowings), as compared to $69.9 million as of December 31, 2004.  Had we maintained the same level of equity in our vehicle inventory as of March 31, 2005 as we had as of December 31, 2004, our cash flow provided by operating activities, as adjusted, for the three months ended March 31, 2005, would have decreased by approximately $3.8 million.  As of March 31, 2004, we had approximately $39.7 million of equity in our vehicle inventory, as compared to $6.3 million as of December 31, 2003.  Had we maintained the same level of equity in our vehicle inventory as of March 31, 2004 as we had as of December 31, 2003, our cash flow provided by operating activities, as adjusted, for the three months ended March 31, 2004 would have improved by approximately $33.4 million.

During the three months ended March 31, 2004, we borrowed $15.0 million from our floor plan facilities for the purchase of inventory in connection with three franchise acquisitions.  During the three months ended March 31, 2005, we did not complete any franchise acquisitions.  In addition, we repaid $2.0 million and $1.4 million of floor plan notes payable in connection with two and three franchise divestitures during the three months ended March 31, 2005 and 2004, respectively.  Acquisition and divestiture activity decreased our cash provided by operating activities, as adjusted, by $2.0 million for the three month ended March 31, 2005 and increased our cash provided by operating activities, as adjusted, by $13.6 million for the three months ended March 31, 2004.

Investing Activities—

Net cash used in investing activities totaled $5.6 million and $58.3 million for the three months ended March 31, 2005 and 2004, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $10.8 million and $12.3 million for the three months ended March 31, 2005 and 2004, respectively, of which $1.6 million and $6.0 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the three months ended March 31, 2005 and 2004, respectively. Our capital investments consisted of upgrades of our existing facilities and construction of new facilities. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. During the three months ended March 31, 2005 and 2004, we received $2.0 million and $4.4 million, respectively, in construction reimbursements from lessors in connection with our sale-leaseback agreements. We expect that capital expenditures during 2005 will total between $80.0 million and $90.0 million, of which we intend to finance between 60% and 70% principally through sale-leaseback agreements.

Cash used for acquisitions was $53.2 million for the three months ended March 31, 2004.  We did not complete any acquisitions during the three months ended March 31, 2005.  We anticipate that we will spend between $75.0 million to $125.0 million on acquisitions in 2005.

Proceeds from the sale of assets totaled $3.3 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively.  The proceeds from the sale of assets include the sale of dealerships, real estate and property and equipment.  We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash provided by financing activities totaled $16.9 million and $14.9 million for the three months ended March 31, 2005 and 2004, respectively. Net cash used in financing activities, as adjusted, totaled $21.6 million and $4.1 million for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, proceeds from borrowings amounted to $2.1 million and $0.8 million, which were used to finance construction on our dealership facilities.  In addition, we incurred $3.8 million of debt issuance costs associated with our New Committed Credit Facility.

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

Notes Receivable—Finance Contracts—

As of March 31, 2005 and December 31, 2004, we had outstanding notes receivable from finance contracts of $31.6 million and $30.9 million, respectively (net of an allowance for credit losses of $5.4 million and $6.2 million, respectively). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve.

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

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Adjusted cash provided by (used in) operating and financing activities

	For the Three Months Ended March 31,
(In thousands)	2005	2004
Reconciliation of Cash used in Operating Activities to Adjusted Cash provided by Operating Activities
Cash used in operating activities – restated	$(107)	$(17,314)
Floor plan notes payable – non-manufacturer affiliated, net	38,473	18,973
Cash provided by operating activities – as adjusted	$38,366	$1,659

Reconciliation of Cash provided by Financing Activities to Adjusted Cash used in Financing Activities
Cash provided by financing activities – restated	$16,915	$14,901
Floor plan borrowings – non-manufacturer affiliated	(693,071)	(540,196)
Floor plan repayments – non-manufacturer affiliated	654,598	521,223
Cash used in financing activities – as adjusted	$(21,558)	$(4,072)

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

The following table reconciles finance and insurance gross profit to platform finance and insurance gross profit, and provides the necessary components to calculate platform finance and insurance gross profit PVR:

	For the Three Months Ended March 31,
(In thousands, except for unit and per vehicle data)	2005	2004
Reconciliation of Finance and Insurance Gross Profit to Platform Finance and Insurance Gross Profit:
Finance and insurance gross profit, net (as reported)	$35,748	$28,412
Less: Corporate finance and insurance gross profit	(1,203)	(1,243)
Platform finance and insurance gross profit	$34,545	$27,169

Platform finance and insurance gross profit PVR	$903	$779

Retail units sold:
New retail units	23,657	21,257
Used retail units	14,602	13,628
Total	38,259	34,885

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

	For the Three Months Ended March 31,
(In thousands, except for share and per share data)	2005	2004

Reconciliation of Net Income to Adjusted Income from Continuing Operations:
Net income	$9,640	$10,364
Discontinued operations	711	(166)
Income from continuing operations	10,351	10,198

Reorganization costs, net of tax	2,265	—
Adjusted income from continuing operations	$12,616	$10,198

Reconciliation of Net Income Per Diluted Common Share to Adjusted Income from Continuing Operations Per Diluted Common Share:
Net income	$0.29	$0.32
Discontinued operations	0.03	(0.01)
Income from continuing operations	0.32	0.31

Reorganization costs, net of tax	0.06	—
Adjusted income from continuing operations	$0.38	$0.31

Weighted average common shares outstanding (diluted):	32,781	32,721

Adjusted SG&A Expense-

Our operating income was largely impacted by reorganization costs incurred during the first quarter of 2005 and incremental rent expense associated with a sale-leaseback transaction that was entered into in the third quarter of 2004.  We believe that excluding the reorganization costs and rent expense from the selling, general and administrative expense provides a more meaningful basis to measure the results of our operations compared to that of the prior year period.  A reconciliation of our adjusted selling, general and administrative expense is presented below.

	For the Three Months Ended March 31,
(In thousands)	2005	2004
Reconciliation of SG&A Expense to Adjusted SG&A Expense:
SG&A expense	$160,894	$136,920
Less: Reorganization costs	(3,624)	—
Rent expense	(11,969)	(7,587)
Adjusted SG&A expense	$145,301	$129,333

Gross Profit	$197,990	$171,788

SG&A expense as a percentage of Gross Profit	73.4%	75.3%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness.  Based on $931.9 million of total variable rate debt (excluding $7.0 million of our fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014 and including floor plan notes payable) outstanding as of March 31, 2005, a 1% change in interest rates would result in a change of approximately $9.3 million to our annual other interest expense. Conversely, based on fixed-rate debt of $273.9 million a 1% change in interest would mean we would not experience the impact of a $2.7 million change in interest expense.

We received $7.0 million of interest credit assistance from certain automobile manufacturers during the three months ended March 31, 2005.  Interest credit assistance reduced new vehicle cost of sales from continuing operations for the three months ended March 31, 2005 by $6.1 million and reduced new vehicle inventory by $4.3 million and $3.9 million as of March 31, 2005 and December 31, 2004, respectively.  Although we can provide no assurance as to the amount of future interest credit assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Interest Rate Hedges

We entered into two forward interest rate swaps with a combined notional principal amount of $170.0 million, to provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006.  The swap agreements were designated and qualify as cash flow hedges of our variable rate floor plan indebtedness and will contain minor ineffectiveness.  The swaps are scheduled to expire in March 2006.  As of March 31, 2005 and December 31, 2004, the swaps had a fair value of $4.3 million and $7.1 million and are included in Accrued Liabilities and Other Long-term Liabilities, respectively, on the accompanying Consolidated Balance Sheets.

We entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%.  This swap agreement was designated and qualifies as a fair value hedge of our 8% Senior Subordinated Notes due 2014 and did not contain any ineffectiveness.  As a result our 8% Senior Subordinated Notes due 2014 have been adjusted by the fair value of the hedge.  The swap is scheduled to expire in March 2006.  As of March 31, 2005, and December 31, 2004, the swap agreement had a fair value of $7.0 million and $2.7 million and is included in Accrued Liabilities and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets.

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

In addition, we have considered the restatement of our Consolidated Balance Sheets and Consolidated Statements of Cash Flows to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” and Rule 5-02(19)(a) of Regulation S-X as discussed in Note 2 “Restatement” and have concluded that such restatement does not represent a material weakness in our internal control over financial reporting.

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

PART II.   OTHER INFORMATION

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number
10.1

Revolving Credit Agreement, dated as of March 23, 2005, among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and as floor plan agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 24, 2005)*

10.2	Agreement between Asbury Automotive Tampa L.L.C. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.3

Agreement between Asbury Automotive Arkansas L.L.C., Asbury Automotive Group LLC, McLarty Companies, Inc. and Thomas F. McLarty, III, dated March 21, 2005 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 22, 2005)*

15.1	Awareness letter from Deloitte & Touche LLP.

31.1

Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006

31.2

Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: March 14, 2006	By:		/s/ KENNETH B. GILMAN
Name: Kenneth B. Gilman
Title: Chief Executive Officer and President

Date: March 14, 2006	By:		/s/ J. GORDON SMITH
		Name:	J. Gordon Smith
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
10.1

Revolving Credit Agreement, dated as of March 23, 2005, among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and as floor plan agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities, Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 24, 2005)*

10.2	Agreement between Asbury Automotive Tampa L.L.C. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.3

Agreement between Asbury Automotive Arkansas L.L.C., Asbury Automotive Group LLC, McLarty Companies, Inc. and Thomas F. McLarty, III, dated March 21, 2005 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 22, 2005)*

15.1	Awareness letter from Deloitte & Touche LLP.

31.1

Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006

31.2

Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006

*Incorporated by reference