Form 10-Q/A
period 2005-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2006-03-15
CIK 1144980

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

EXPLANATORY NOTE

We are filing Amendment No. 1 to the Asbury Automotive Group, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2005 to change the presentation of certain floor plan notes payable information. We finance substantially all of our new and at times a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. Consistent with industry practice, the Company previously reported all floor plan notes payable as a single line on our Consolidated Balance Sheets and all cash flow activity relating to floor plan notes payable in the operating activities section of our Consolidated Statement of Cash flows. In addition, we historically considered all borrowings and repayments of floor plan notes payable associated with inventory acquired through a dealership acquisition and inventory sold through a dealership divestiture, non-cash activities. Floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, have been restated as floor plan notes payable — non-manufacturer affiliated on the Consolidated Balance Sheets, and the related non-manufacturer affiliated cash flows have been restated from operating activities to financing activities on the Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. In addition, we have included floor plan notes payable activity associated with dealership acquisitions and divestitures in the Consolidated Statements of Cash Flows.

The changes in presentation have no effect on net income, earnings per share, stockholder’s equity or our conclusion that our disclosure controls and procedures were effective as of June 30, 2005.  However, because we are restating the financial statements included in our Form 10-Q, our financial statements include the effects of entities which became discontinued operations during the nine months ended September 30, 2005. In addition, we have made certain other immaterial reclassifications to conform to current presentation. All other information in this amendment is as of the date of the original filing and does not reflect any subsequent information or events occurring after the date of the original filing. Forward looking statements made reflect our expectations as of the date of our original filing and have not been adjusted to reflect subsequent information.

ASBURY AUTOMOTIVE GROUP, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Restated)
	(Restated)*
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,049	$28,093
Contracts-in-transit	112,432	105,360
Restricted investments	1,813	1,645
Accounts receivable (net of allowance of $2,224 and $2,073, respectively)	150,183	148,196
Inventories	722,160	761,557
Deferred income taxes	15,576	15,576
Prepaid and other current assets	58,512	56,831
Assets held for sale	43,424	25,748
Total current assets	1,115,149	1,143,006

PROPERTY AND EQUIPMENT, net	205,982	195,788
GOODWILL	464,947	461,650
RESTRICTED INVESTMENTS, net of current portion	3,282	2,478
OTHER LONG-TERM ASSETS	99,139	95,037
Total assets	$1,888,499	$1,897,959

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable – manufacturer affiliated	$181,414	$336,369
Floor plan notes payable – non-manufacturer affiliated	431,723	314,579
Current maturities of long-term debt	32,936	33,880
Accounts payable	66,649	53,078
Accrued liabilities	88,992	89,066
Liabilities associated with assets held for sale	27,619	20,538
Total current liabilities	829,333	847,510

LONG-TERM DEBT	476,408	492,536
DEFERRED INCOME TAXES	38,375	40,360
OTHER LONG-TERM LIABILITIES	39,927	35,821
COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 90,000,000 shares authorized 34,195,206 and 34,163,759 shares issued, including shares held in treasury, respectively	342	342
Additional paid-in capital	413,490	413,094
Retained earnings	113,532	87,905
Treasury stock, at cost; 1,586,587 shares held	(15,032)	(15,032)
Accumulated other comprehensive loss	(7,876)	(4,577)
Total shareholders’ equity	504,456	481,732
Total liabilities and shareholders’ equity	$1,888,499	$1,897,959

* See Note 2 “Restatement”

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
New vehicle	$880,684	$786,669	$1,659,191	$1,450,818
Used vehicle	350,740	300,639	673,312	583,993
Parts, service and collision repair	160,635	142,237	315,012	276,501
Finance and insurance, net	39,386	34,917	75,134	63,329
Total revenues	1,431,445	1,264,462	2,722,649	2,374,641

COST OF SALES:
New vehicle	820,187	730,750	1,545,450	1,346,046
Used vehicle	320,654	275,400	614,325	533,927
Parts, service and collision repair	77,588	66,666	151,868	131,234
Total cost of sales	1,218,429	1,072,816	2,311,643	2,011,207
GROSS PROFIT	213,016	191,646	411,006	363,434

OPERATING EXPENSES:
Selling, general and administrative	162,706	147,801	323,600	284,721
Depreciation and amortization	4,782	4,753	9,489	9,325
Income from operations	45,528	39,092	77,917	69,388

OTHER INCOME (EXPENSE):
Floor plan interest expense	(7,541)	(4,724)	(14,147)	(8,831)
Other interest expense	(10,270)	(10,132)	(19,871)	(20,396)
Interest income	171	106	436	373
Other income, net	337	84	452	208
Total other expense, net	(17,303)	(14,666)	(33,130)	(28,646)
Income before income taxes	28,225	24,426	44,787	40,742

INCOME TAX EXPENSE	10,584	8,982	16,795	15,100
INCOME FROM CONTINUING OPERATIONS	17,641	15,444	27,992	25,642

DISCONTINUED OPERATIONS, net of tax	(1,655)	(696)	(2,365)	(530)
NET INCOME	$15,986	$14,748	$25,627	$25,112

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.54	$0.48	$0.86	$0.79
Discontinued operations	(0.05)	(0.03)	(0.07)	(0.02)
Net income	$0.49	$0.45	$0.79	$0.77

Diluted—
Continuing operations	$0.54	$0.47	$0.85	$0.78
Discontinued operations	(0.05)	(0.02)	(0.07)	(0.01)
Net income	$0.49	$0.45	$0.78	$0.77

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,604	32,470	32,596	32,452
Diluted	32,725	32,656	32,753	32,688

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
	(Restated)*	(Restated)*
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$25,627	$25,112
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation and amortization	9,489	9,325
Depreciation and amortization from discontinued operations	1,100	1,341
Amortization of deferred financing fees	1,013	1,170
Change in allowance for doubtful accounts	151	(327)
(Gain) loss on sale of discontinued operations	(10)	474
Other adjustments	2,993	3,543
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Contracts-in-transit	(7,072)	(2,482)
Accounts receivable	(10,375)	(35,511)
Proceeds from the sale of accounts receivable	8,126	9,976
Inventories	31,705	(63,735)
Prepaid and other current assets	(13,190)	(6,454)
Floor plan notes payable – manufacturer affiliated	(141,120)	25,078
Accounts payable and accrued liabilities	13,097	16,578
Other long-term assets and liabilities	770	(7,202)
Net cash used in operating activities	(77,696)	(23,114)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures – non-financed	(16,942)	(18,391)
Capital expenditures – financeable	(18,236)	(16,130)
Construction reimbursements associated with sale-leaseback agreements	2,595	9,493
Acquisitions	(11,562)	(100,403)
Proceeds from the sale of assets	7,989	3,522
Other investing activities	(878)	913
Net cash used in investing activities	(37,034)	(120,996)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings – non-manufacturer affiliated	1,753,115	1,185,266
Floor plan repayments – non-manufacturer affiliated	(1,629,643)	(1,130,882)
Proceeds from borrowings	20,734	3,850
Repayments of debt	(41,989)	(6,813)
Payments of debt issuance costs	(4,927)	—
Proceeds from the exercise of stock options	396	857
Net cash provided by financing activities	97,686	52,278
Net decrease in cash and cash equivalents	(17,044)	(91,832)

CASH AND CASH EQUIVALENTS, beginning of period	28,093	106,711
CASH AND CASH EQUIVALENTS, end of period	$11,049	$14,879

See Note 12 for supplemental cash flow information

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

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004 have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

(In thousands)	As of June 30, 2005
Floor plan notes payable – previously reported	$613,137

Floor plan notes payable – manufacturer affiliated - previously reported	$—
Floor plan notes payable – manufacturer affiliated	181,414
Floor plan notes payable – manufacturer affiliated – restated	$181,414

Floor plan notes payable – non-manufacturer affiliated - previously reported	$—
Floor plan notes payable – non-manufacturer affiliated	431,723
Floor plan notes payable – non-manufacturer affiliated – restated	$431,723

	For the Six Months Ended June 30,
(In thousands)	2005	2004
Cash provided by operating activities – previously reported	$43,394	$4,651
Floor plan notes payable – manufacturer affiliated	(121,343)	(27,393)
Other	253	(372)
Cash used in operating activities – restated	$(77,696)	$(23,114)

Cash used in investing activities – previously reported	$(34,652)	$(94,377)
Acquisitions	(6,870)	(28,809)
Proceeds from the sale of assets	4,741	1,818
Other	(253)	372
Cash used in investing activities – restated	$(37,034)	$(120,996)

Cash used in financing activities – previously reported	$(25,786)	$(2,106)
Floor plan borrowings – non-manufacturer affiliated	1,753,115	1,185,266
Floor plan repayments – non-manufacturer affiliated	(1,629,643)	(1,130,882)
Cash provided by financing activities – restated	$97,686	$52,278

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

The following table illustrates the effect on net income and net income per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123 “Accounting for Stock-Based Compensation”:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income	$15,986	$14,748	$25,627	$25,112
Adjustments to net income:
Stock-based compensation expense included in net income, net of tax	—	62	1	83
Pro forma stock-based compensation expense, net of tax	(674)	(1,406)	(1,340)	(2,595)
Pro forma net income	$15,312	$13,404	$24,288	$22,600

Net income per common share—basic (as reported)	$0.49	$0.45	$0.79	$0.77

Net income per common share—diluted (as reported)	$0.49	$0.45	$0.78	$0.77

Pro forma net income per common share—basic	$0.47	$0.41	$0.75	$0.70

Pro forma net income per common share—diluted	$0.47	$0.41	$0.74	$0.69

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Risk free interest rate	3.7%	3.6%	3.8%	3.3%
Expected life of options	4 years	4 years	4 years	4 years
Expected stock price volatility	45%	51%	45%	51%
Expected dividend yield	N/A	N/A	N/A	N/A

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

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004, have been reclassified to reflect the status of our discontinued operations as of September 30, 2005.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-based Payment.”  This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (revised 2004) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123 (revised 2004). Registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after September 15, 2005. The Commission’s new rule allows companies to implement SFAS No. 123 (Revised 2004) at the beginning of their next fiscal year, instead of the next reporting period, that begins after September 15, 2005. We are currently evaluating the effect of this statement on our consolidated financial statements and related disclosures.

3. INVENTORIES

Inventories consist of the following:

	As of
(In thousands)	June 30, 2005	December 31, 2004

New vehicles	$563,414	$619,098
Used vehicles	114,429	98,071
Parts and accessories	44,317	44,388
Total inventories	$722,160	$761,557

The lower of cost or market reserves for inventory totaled $4.4 million and $4.9 million as of June 30, 2005 and December 31, 2004, respectively.

4. ACQUISITIONS

During the six months ended June 30, 2005, we acquired one dealership location (one franchise) for an aggregate purchase price of $12.0 million, of which $4.7 million was paid in cash through the use of available funds, $6.8 million was borrowed from our floor plan facilities, with the remaining $0.5 million representing the fair value of future payments. During the six months ended June 30, 2004, we acquired six dealership locations (six franchises) for an aggregate purchase price of $102.6 million, of which $71.6 million was paid in cash through the use of available funds, $28.8 million was borrowed from our floor plan facilities, with the remaining $2.2 million representing the fair value of future payments associated with one of our acquisitions.

The allocation of purchase price for acquisitions is as follows:

	For the Six Months Ended June 30,
(In thousands)	2005	2004

Inventories	$6,878	$32,540
Fixed assets	278	3,774
Other assets	—	1,681
Goodwill	3,541	53,101
Franchise rights	1,350	11,500
Total purchase price	$12,047	$102,596

The allocation of purchase price to assets acquired and liabilities assumed for certain current and prior year acquisitions was based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available.

5. GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

(In thousands)

Balance, December 31, 2004	$461,650
Current year acquisitions	3,541
Adjustments associated with prior year acquisitions	519
Current year divestitures	(763)
Balance, June 30, 2005	$464,947

The changes in the carrying amount of manufacturer franchise rights, which are included in Other Long-Term Assets on the accompanying Consolidated Balance Sheets, are as follows:

(In thousands)

Balance, December 31, 2004	$42,013
Current year acquisitions	1,350
Current year divestitures	(500)
Other	(294)
Balance, June 30, 2005	$42,569

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

6. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, (ii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party has reimbursed us or will reimburse us funds for the cost of construction and (iii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party has agreed to purchase the assets from us upon completion of the construction.

Assets and liabilities associated with discontinued operations include three dealership locations (five franchises) as of June 30, 2005, and two dealership locations (four franchises) as of December 31, 2004. During the three months ended June 30, 2005, we sold real estate associated with one former dealership location with a book value of $0.8 million for $0.9 million. Assets associated with discontinued operations totaled $43.4 million and $11.2 million, and liabilities associated with discontinued operations totaled $27.6 million and $7.4 million as of June 30, 2005 and December 31, 2004, respectively.

Included in Assets Held for Sale as of December 31, 2004 was $14.5 million of costs associated with one completed project included in a pending sale-leaseback transaction. As of December 31, 2004, Liabilities Associated with Assets Held for Sale included $13.1 million of funds reimbursed by an unaffiliated third party associated with the completed construction project. During the six months ended June 30, 2005, we received $1.4 million of funds from the unaffiliated third party and completed this pending sale-leaseback transaction, which resulted in the removal of $14.5 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

A summary of assets and liabilities held for sale is as follows:

	As of
(In thousands)	June 30, 2005	December 31, 2004

Assets:
Inventories	$30,722	$7,846
Property and equipment, net	12,702	17,902
Total assets	43,424	25,748
Liabilities:
Floor plan notes payable	27,619	7,456
Other liabilities	—	13,082
Total liabilities	27,619	20,538
Net assets held for sale	$15,805	$5,210

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

Upon completion of the construction, we will execute the sale-leaseback transaction, remove the cost of construction and the related liability from our Consolidated Balance Sheets and amortize the capitalized lease payments on a straight-line basis over the lease term. During the six months ended June 30, 2005, we completed one sale-leaseback transaction associated with a construction project that was completed subsequent to December 31, 2004, which resulted in the removal of $1.2 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets. The book value of assets associated with construction projects that have not been completed as of June 30, 2005 and December 31, 2004 totaled $10.2 million and $7.1 million, respectively. As of June 30, 2005 and December 31, 2004, the book value of liabilities associated with these construction projects totaled $1.6 million.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	As of
(In thousands)	June 30, 2005	December 31, 2004

9% Senior Subordinated Notes due 2012	$250,000	$250,000
8% Senior Subordinated Notes due 2014 ($200.0 million face value, net of hedging activity of $446 and $2,736, respectively)	199,554	197,264
Mortgage notes payable	24,727	49,732
Notes payable collateralized by loaner vehicles	22,810	21,627
Committed Credit Facility	5,000	—
Capital lease obligations	4,370	4,421
Other notes payable	2,883	3,372
	509,344	526,416
Less—current portion	(32,936)	(33,880)
Long-term debt	$476,408	$492,536

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

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

We have entered into two forward interest rate swaps with a combined notional principal amount of $170.0 million, to provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. The swap agreements were designated and qualify as cash flow hedges of our variable rate floor plan notes payable and will contain minor ineffectiveness. The swaps are scheduled to expire in March 2006. As of June 30, 2005 and December 31, 2004, the swaps had a fair value of $12.3 million and $7.1 million and are included in Accrued Liabilities and Other Long-term Liabilities, respectively, on the accompanying Consolidated Balance Sheets.

We have entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our 8% Senior Subordinated Notes due 2014 and did not contain any ineffectiveness. As a result our 8% Senior Subordinated Notes due 2014 have been adjusted by the fair market value of the related swap. The swap is scheduled to expire in March 2006. As of June 30, 2005 and December 31, 2004, the swap agreement had a fair value of $0.4 million and $2.7 million and is included in Accrued Liabilities and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets.

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

9. COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004

Net income	$15,986	$14,748	$25,627	$25,112

Other comprehensive income:
Change in fair value of cash flow hedges	(8,368)	8,751	(5,279)	1,001
Income tax benefit (expense) associated with cash flow hedges	3,138	(3,282)	1,980	(404)
Comprehensive income	$10,756	$20,217	$22,328	$25,709

10. DISCONTINUED OPERATIONS

During the six months ended June 30, 2005, we sold two dealership locations (four franchises) and real estate associated with one former dealership location and placed three dealership locations (five franchises) into discontinued operations. As of June 30, 2005, three dealership locations (five franchises) and real estate associated with one former dealership location were pending disposition. In addition, during the period between June 30, 2005 and September 30, 2005 we sold two franchises. As of September 30, 2005, eight dealership locations (eight franchises) were pending disposition. The accompanying Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004, have been reclassified to reflect the status of our discontinued operations as of September 30, 2005.

The following table provides further information regarding our discontinued operations as of September 30, 2005, and includes the results of businesses sold prior to September 30, 2005, and businesses pending disposition as of September 30, 2005:

	For the Three Months Ended June 30, 2005			For the Three Months Ended June 30, 2004
(Dollars in thousands)	Sold(a)	Pending Disposition(b)	Total	Sold(c)	Pending Disposition(b)	Total

Franchises	4	8	12	19	8	27

Revenues	$9,087	$85,329	$94,416	$57,764	$87,129	$144,893
Cost of sales	8,036	72,635	80,671	48,954	73,778	122,732
Gross profit	1,051	12,694	13,745	8,810	13,351	22,161
Operating expenses	1,304	13,591	14,895	8,779	13,339	22,118
Income (loss) from operations	(253)	(897)	(1,150)	31	12	43
Other expense, net	(407)	(715)	(1,122)	(641)	(210)	(851)
Loss on disposition of discontinued operations	(376)	—	(376)	(306)	—	(306)
Loss before income taxes	(1,036)	(1,612)	(2,648)	(916)	(198)	(1,114)
Income tax benefit	383	610	993	338	80	418
Discontinued operations, net of tax	$(653)	$(1,002)	$(1,655)	$(578)	$(118)	$(696)

	For the Six Months Ended June 30, 2005			For the Six Months Ended June 30, 2004
(Dollars in thousands)	Sold	Pending Disposition(b)	Total	Sold(d)	Pending Disposition(b)	Total

Franchises	6	8	14	20	8	28

Revenues	$18,962	$165,965	$184,927	$117,824	$162,856	$280,680
Cost of sales	16,351	140,863	157,214	99,623	137,267	236,890
Gross profit	2,611	25,102	27,713	18,201	25,589	43,790
Operating expenses	3,113	26,468	29,581	18,007	24,477	42,484
Income (loss) from operations	(502)	(1,366)	(1,868)	194	1,112	1,306
Other expense, net	(851)	(1,076)	(1,927)	(1,292)	(388)	(1,680)
Gain (loss) on disposition of discontinued operations	10	—	10	(474)	—	(474)
Income (loss) before income taxes	(1,343)	(2,442)	(3,785)	(1,572)	724	(848)
Income tax (expense) benefit	496	924	1,420	593	(275)	318
Discontinued operations, net of tax	$(847)	$(1,518)	$(2,365)	$(979)	$449	$(530)

(a)   Businesses were sold between April 1, 2005 and September 30, 2005

(b)   Businesses pending disposition as of September 30, 2005

(c)   Businesses were sold between April 1, 2004 and September 30, 2005

(d)   Businesses were sold between January 1, 2004 and September 30, 2005

11. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income:
Continuing operations	$17,641	$15,444	$27,992	$25,642
Discontinued operations	(1,655)	(696)	(2,365)	(530)
Net income	$15,986	$14,748	$25,627	$25,112

Earnings per share – basic and diluted:
Continuing operations – basic	$0.54	$0.48	$0.86	$0.79
Discontinued operations - basic	(0.05)	(0.03)	(0.07)	(0.02)
Net income	$0.49	$0.45	$0.79	$0.77

Continuing operations – diluted	$0.54	$0.47	$0.85	$0.78
Discontinued operations - diluted	(0.05)	(0.02)	(0.07)	(0.01)
Net income	$0.49	$0.45	$0.78	$0.77

Common shares and common share equivalents:
Weighted average common shares outstanding – basic	32,604	32,470	32,596	32,452
Common share equivalents (stock options)	121	186	157	236
Weighted average common shares outstanding – diluted	32,725	32,656	32,753	32,688

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

Condensed Consolidating Balance Sheet
As of June 30, 2005
(In thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$11,049	$—	$—	$11,049
Inventories	—	668,522	53,638	—	722,160
Other current assets	—	282,270	56,246	—	338,516
Assets held for sale	—	43,424	—	—	43,424
Total current assets	—	1,005,265	109,884	—	1,115,149
Property and equipment, net	—	200,708	5,274	—	205,982
Goodwill	—	403,635	61,312	—	464,947
Other assets	—	99,376	3,045	—	102,421
Investment in subsidiaries	504,456	132,159	—	(636,615)	—
Total assets	$504,456	$1,841,143	$179,515	$(636,615)	$1,888,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable – Manufacturer affiliated	$—	$181,414	$—	$—	$181,414
Floor plan notes payable – Non – Manufacturer affiliated	—	389,379	42,344	—	431,723
Other current liabilities	—	184,539	4,038	—	188,577
Liabilities associated with assets held for sale	—	27,619	—	—	27,619
Total current liabilities	—	782,951	46,382	—	829,333

Long-term debt	—	476,377	31	—	476,408
Other liabilities	—	77,359	943	—	78,302
Shareholders’ equity	504,456	504,456	132,159	(636,615)	504,456
Total liabilities and shareholders’ equity	$504,456	$1,841,143	$179,515	$(636,615)	$1,888,499

Condensed Consolidating Balance Sheet
As of December 31, 2004
(In thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$28,093	$—	$—	$28,093
Inventories	—	713,205	48,352	—	761,557
Other current assets	—	286,675	40,933	—	327,608
Assets held for sale	—	25,748	—	—	25,748
Total current assets	—	1,053,721	89,285	—	1,143,006
Property and equipment, net	—	190,706	5,082	—	195,788
Goodwill	—	400,338	61,312	—	461,650
Other assets	—	79,435	18,080	—	97,515
Investment in subsidiaries	481,732	130,098	—	(611,830)	—
Total assets	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable – Manufacturer affiliated	$—	$336,369	$—	$—	$336,369
Floor plan notes payable – Non – Manufacturer affiliated	—	277,170	37,409	—	314,579
Other current liabilities	—	170,227	5,797	—	176,024
Liabilities associated with assets held for sale	—	20,538	—	—	20,538
Total current liabilities	—	804,304	43,206	—	847,510

Long-term debt	—	492,499	37	—	492,536
Other liabilities	—	75,763	418	—	76,181
Shareholders’ equity	481,732	481,732	130,098	(611,830)	481,732
Total liabilities and shareholders’ equity	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,264,661	$168,612	$(1,828)	$1,431,445
Cost of sales	—	1,075,959	144,298	(1,828)	1,218,429
Gross profit	—	188,702	24,314	—	213,016

Operating expenses:
Selling, general and administrative	—	145,559	17,147	—	162,706
Depreciation and amortization	—	4,427	355	—	4,782
Income from operations	—	38,716	6,812	—	45,528

Other income (expense):
Floor plan interest expense	—	(7,112)	(429)	—	(7,541)
Other interest expense	—	(8,969)	(1,301)	—	(10,270)
Other income, net	—	503	5	—	508
Equity in earnings of subsidiaries	15,986	3,065	—	(19,051)	—
Total other expense, net	15,986	(12,513)	(1,725)	(19,051)	(17,303)

Income before income taxes	15,986	26,203	5,087	(19,051)	28,225

Income tax expense	—	8,675	1,909	—	10,584
Income from continuing operations	15,986	17,528	3,178	(19,051)	17,641

Discontinued operations, net of tax	—	(1,542)	(113)	—	(1,655)
Net income	$15,986	$15,986	$3,065	$(19,051)	$15,986

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2004
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,118,991	$148,456	$(2,985)	$1,264,462
Cost of sales	—	947,184	128,617	(2,985)	1,072,816
Gross profit	—	171,807	19,839	—	191,646

Operating expenses:
Selling, general and administrative	—	132,558	15,243	—	147,801
Depreciation and amortization	—	4,428	325	—	4,753
Income from operations	—	34,821	4,271	—	39,092

Other income (expense):
Floor plan interest expense	—	(4,399)	(325)	—	(4,724)
Other interest expense	—	(9,083)	(1,049)	—	(10,132)
Other income, net	—	158	32	—	190
Equity in earnings of subsidiaries	14,748	1,854	—	(16,602)	—
Total other expense, net	14,748	(11,470)	(1,342)	(16,602)	(14,666)

Income before income taxes	14,748	23,351	2,929	(16,602)	24,426

Income tax expense	—	7,883	1,099	—	8,982
Income from continuing operations	14,748	15,468	1,830	(16,602)	15,444

Discontinued operations, net of tax	—	(720)	24	—	(696)
Net income	$14,748	$14,748	$1,854	$(16,602)	$14,748

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$2,409,517	$316,840	$(3,708)	$2,722,649
Cost of sales	—	2,045,023	270,328	(3,708)	2,311,643
Gross profit	—	364,494	46,512	—	411,006

Operating expenses:
Selling, general and administrative	—	290,054	33,546	—	323,600
Depreciation and amortization	—	8,799	690	—	9,489
Income from operations	—	65,641	12,276	—	77,917

Other income (expense):
Floor plan interest expense	—	(13,367)	(780)	—	(14,147)
Other interest expense	—	(17,402)	(2,469)	—	(19,871)
Other income, net	—	873	15	—	888
Equity in earnings of subsidiaries	25,627	5,493	—	(31,120)	—
Total other expense, net	25,627	(24,403)	(3,234)	(31,120)	(33,130)
	—
Income before income taxes	25,627	41,238	9,042	(31,120)	44,787

Income tax expense	—	13,403	3,392	—	16,795
Income from continuing operations	25,627	27,835	5,650	(31,120)	27,992

Discontinued operations, net of tax	—	(2,208)	(157)	—	(2,365)
Net income	$25,627	$25,627	$5,493	$(31,120)	$25,627

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2004
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$2,088,000	$292,147	$(5,506)	$2,374,641
Cost of sales	—	1,764,896	251,817	(5,506)	2,011,207
Gross profit	—	323,104	40,330	—	363,434

Operating expenses:	—
Selling, general and administrative	—	255,174	29,547	—	284,721
Depreciation and amortization	—	8,701	624	—	9,325
Income from operations	—	59,229	10,159	—	69,388

Other income (expense):
Floor plan interest expense	—	(8,228)	(603)	—	(8,831)
Other interest expense	—	(18,400)	(1,996)	—	(20,396)
Other income, net	—	554	27	—	581
Equity in earnings of subsidiaries	25,112	4,979	—	(30,091)	—
Total other expense, net	25,112	(21,095)	(2,572)	(30,091)	(28,646)

Income before income taxes	25,112	38,134	7,587	(30,091)	40,742

Income tax expense	—	12,255	2,845	—	15,100
Income from continuing operations	25,112	25,879	4,742	(30,091)	25,642

Discontinued operations, net of tax	—	(767)	237	—	(530)
Net income	$25,112	$25,112	$4,979	$(30,091)	$25,112

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005
(In thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash used in operating activities	$—	$(68,431)	$(9,265)	$—	$(77,696)

Cash flow from investing activities:
Capital expenditures	—	(34,707)	(471)	—	(35,178)
Acquisitions	—	(11,562)	—	—	(11,562)
Other investing activities	—	9,705	1	—	9,706
Net cash used in investing activities	—	(36,564)	(470)	—	(37,034)

Cash flow from financing activities:
Floor Plan Borrowings – non-manufacturer affiliated	—	1,474,852	278,263	—	1,753,115
Floor Plan Repayments – non-manufacturer affiliated	—	(1,356,316)	(273,327)	—	(1,629,643)
Proceeds from borrowings	—	20,734	—	—	20,734
Repayments of debt	—	(41,983)	(6)	—	(41,989)
Intercompany financing	—	(4,805)	4,805	—	—
Other financing activities	—	(4,531)	—	—	(4,531)
Net cash provided by financing activities	—	87,951	9,735	—	97,686
Net decrease in cash and cash equivalents	—	(17,044)	—	—	(17,044)

Cash and cash equivalents, beginning of period	—	28,093	—	—	28,093
Cash and cash equivalents, end of period	$—	$11,049	$—	$—	$11,049

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2004
(In thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$—	$(36,505)	$13,391	$—	$(23,114)

Cash flow from investing activities:	—
Capital expenditures	—	(32,771)	(1,750)	—	(34,521)
Payments for acquisitions	—	(100,403)	—	—	(100,403)
Other investing activities	—	13,928	—	—	13,928
Net cash used in investing activities	—	(119,246)	(1,750)	—	(120,996)

Cash flow from financing activities:
Floor Plan Borrowings – non-manufacturer affiliated	—	943,049	242,217	—	1,185,266
Floor Plan Repayments – non-manufacturer affiliated	—	(895,677)	(235,205)	—	(1,130,882)
Proceeds from borrowings	—	3,850	—	—	3,850
Repayments of debt	—	(6,808)	(5)	—	(6,813)
Intercompany financing	—	26,432	(26,432)	—	—
Other financing activities	—	857	—	—	857
Net cash provided by (used in) financing activities	—	71,703	(19,425)	—	52,278
Net decrease in cash and cash equivalents	—	(84,048)	(7,784)	—	(91,832)

Cash and cash equivalents, beginning of period	—	98,927	7,784	—	106,711
Cash and cash equivalents, end of period	$—	$14,879	$—	$—	$14,879

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related consolidated statements of income for the three and six-month periods ended June 30, 2005 and 2004, and statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 4, 2005 (March 14, 2006 as to the effects of the restatement discussed in Note 2 “Restatement” and discontinued operations discussed in Note 10 “Discontinued Operations”)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our operations are generally subject to modest seasonal variations as we tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters of a calendar year. Historically, the seasonal variations in our operations have been caused by factors relating to weather conditions, model changeovers and consumer buying patterns, among other things. Over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to generate increased customer demand for new vehicles. In addition to the traditional manufacturer incentive programs, domestic manufacturers have begun to offer customers “employee discount pricing”. The extensive use of manufacturer incentive programs and pricing promotions has impacted the historical cyclicality of new vehicle sales in the United States as customers have been conditioned to postpone the purchase of a vehicle until a manufacturer program or promotion is available.

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

Income from continuing operations increased $2.2 million to $17.6 million, or $0.54 per diluted share, for the three months ended June 30, 2005, from $15.4 million, or $0.47 per diluted share, for the three months ended June 30, 2004.

The 8% increase in net income and 14% increase in income from continuing operations resulted from several factors, including: (i) increases in new and used vehicle sales volumes, (ii) an improvement in the average gross profit of used vehicles, (iii) substantial increases in our fixed operations gross profit, (iv) significant increases in same store F&I revenue resulting from a combination of an increase in platform F&I PVR and an increase in new and used retail vehicle sales and (v) a significant improvement in our wholesale business. These factors were partially offset by the following: (i) margin pressure on new vehicle retail sales and (ii) increased floor plan expense due to rising interest rates.

Revenues-

	For the Three Months Ended June 30,		Increase	%
(Dollars in thousands)	2005	2004	(Decrease)	Change
New vehicle data:
Retail revenues-same store (1)	$815,874	$764,764	$51,110	7%
Retail revenues-acquisitions	30,825	—
Total new retail revenues	846,699	764,764	81,935	11%

Fleet revenues-same store (1)	32,766	21,905	10,861	50%
Fleet revenues-acquisitions	1,219	—
Total fleet revenues	33,985	21,905	12,080	55%
New vehicle revenue, as reported	$880,684	$786,669	$94,015	12%

New retail units-same store (1)	26,450	25,516	934	4%
New retail units-actual	27,678	25,516	2,162	8%

Used vehicle data:
Retail revenues-same store (1)	$259,607	$220,969	$38,638	17%
Retail revenues-acquisitions	7,310	—
Total used retail revenues	266,917	220,969	45,948	21%

Wholesale revenues-same store (1)	80,907	79,670	1,237	2%
Wholesale revenues-acquisitions	2,916	—
Total wholesale revenues	83,823	79,670	4,153	5%

Used vehicle revenue, as reported	$350,740	$300,639	$50,101	17%

Used retail units-same store (1)	15,020	14,007	1,013	7%
Used retail units-actual	15,535	14,007	1,528	11%

Parts, service and collision repair:
Revenues-same store (1)	$158,408	$142,237	$16,171	11%
Revenues-acquisitions	2,227	—
Parts, service and collision repair revenue, as reported	$160,635	$142,237	$18,398	13%

Finance and insurance, net:
Platform revenues-same store (1)	$36,455	$33,011	$3,444	10%
Platform revenues-acquisitions	1,564	—
Platform finance and insurance revenue	38,019	33,011	5,008	15%
Corporate revenues	1,367	1,906
Finance and insurance revenue, as reported	$39,386	$34,917	$4,469	13%

Total revenue:
Same store (1)	$1,384,017	$1,262,556	$121,461	10%
Corporate	1,367	1,906
Acquisitions	46,061	—
Total revenue, as reported	$1,431,445	$1,264,462	$166,983	13%

(1)   Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Total revenues increased 13% to $1.4 billion for the three months ended June 30, 2005, from $1.3 billion for the three months ended June 30, 2004. Same store revenues increased 10% to $1.4 billion for the three months ended June 30, 2005, from $1.3 billion for the three months ended June 30, 2004.

Same store new retail revenue increased 7% for the three months ended June 30, 2005, compared to the prior year period, reflecting a 4% increase in new retail unit sales due to the “employee pricing programs” and an increase in the percentage of luxury and mid-line import sales, which on average have a higher selling price. Same store used vehicle retail revenue increased 17% to $259.6 million, compared to $221.0 million for the prior year period. Our same-store used retail unit sales increased 7% due to the strength of the used vehicle market during the quarter. We anticipate that the manufacturer incentives on new vehicles will continue to drive customers toward new vehicles during 2005, which may create a challenging used vehicle retail market in the near future. However, we do believe that opportunities to increase unit sales exist in the used vehicle retail market, especially with respect to customers interested in lower priced inventory, which we view as a separate market from higher priced used and new vehicle inventory.

Fixed operations revenue increased 13%, to $160.6 million for the three months ended June 30, 2005, from $142.2 million for the three months ended June 30, 2004. Same store fixed operations revenue increased 11%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, where we had substantial growth across each line of our fixed business (10% increase in parts, 16% increase in service and 7% increase in collision repair) driven by “customer pay” and warranty work. The growth in our “customer pay” business is a result of (i) our continued service adviser training, (ii) expansion of our product offerings and (iii) the implementation of more aggressive advertising campaigns. Our warranty business continued its positive performance driven by continued manufacturer recall programs and increased work on imported vehicles, which typically generates higher revenue due to customer retention. We expect fixed operations to continue to grow as we expand our service capacity in 2005 with the addition of approximately 100 service stalls, the hiring of 200 to 250 technicians and a focused effort on more rigorous and consistent training of our service advisors.

Platform F&I revenue increased 10% to $36.5 million on a same store basis for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The increase in Platform F&I is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process and (iii) maturation of our corporate-sponsored programs. Platform F&I excludes revenue resulting from contracts negotiated by our corporate office, which is attributable to retail units sold during prior periods. Corporate F&I revenue was $1.4 million for the three month periods ended June 30, 2005, compared to $1.9 million for the prior year period. We expect this revenue to decrease significantly over the next few years and ultimately be zero by 2008 as the portfolio runs off.

We expect total revenue to increase as we continue to acquire dealerships, expand our service capacity and improve our platform F&I PVR. However, future revenue growth will rely heavily on our performance in the vehicle retail business, in particular our ability to maintain or improve upon our sales volumes of new and used vehicles.

Gross Profit-

	For the Three Months Ended June 30,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail gross profit-same store (1)	$57,734	$55,279	$2,455	4%
Retail gross profit-acquisitions	1,930	—
Total new retail gross profit	59,664	55,279	4,385	8%

Fleet gross profit-same store (1)	841	640	201	31%
Fleet gross profit-acquisitions	(8)	—
Total fleet gross profit	833	640	193	30%
New vehicle gross profit, as reported	$60,497	$55,919	$4,578	8%

New retail units-same store (1)	26,450	25,516	934	4%
New retail units-actual	27,678	25,516	2,162	8%

Used vehicle data:
Retail gross profit-same store (1)	$29,277	$26,068	$3,209	12%
Retail gross profit-acquisitions	724	—
Total used retail gross profit	30,001	26,068	3,933	15%

Wholesale gross profit-same store (1)	111	(829)	940	113%
Wholesale gross profit-acquisitions	(26)	—
Total wholesale gross profit	85	(829)	914	110%
Used vehicle gross profit, as reported	$30,086	$25,239	$4,847	19%

Used retail units-same store (1)	15,020	14,007	1,013	7%
Used retail units-actual	15,535	14,007	1,528	11%

Parts, service and collision repair:
Gross profit-same store (1)	$81,550	$75,571	$5,979	8%
Gross profit-acquisitions	1,497	—
Parts, service and collision repair gross profit, as reported	$83,047	$75,571	$7,476	10%

	For the Three Months Ended June 30,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
Finance and insurance, net:
Platform gross profit-same store (1)	$36,455	$33,011	$3,444	10%

Platform gross profit-acquisitions	1,564	—
Platform finance and insurance gross profit (2)	38,019	33,011	5,008	15%
Gross profit-corporate	1,367	1,906
Finance and insurance gross profit, as reported	$39,386	$34,917	$4469	13%

Platform gross profit PVR-same store (1)	$879	$835	$44	5%
Platform gross profit PVR-actual (2)	$880	$835	$45	5%
Gross profit PVR-actual	$911	$883	$28	3%

Total gross profit:
Same store (1)	$205,968	$189,740	$16,228	9%
Corporate	1,367	1,906
Acquisitions	5,681	—
Total gross profit, as reported	$213,016	$191,646	$21,370	11%

(1)           Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)           Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding platform finance and insurance gross profit PVR.

Gross profit increased 11% to $213.0 million for the three months ended June 30, 2005, from $191.6 million for the three months ended June 30, 2004. Same store gross profit increased 9% to $206.0 million for the three months ended June 30, 2005, compared to the three months ended June 30, 2004.

Same store gross profit on new retail vehicle sales increased $2.5 million to $57.7 million for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The overall increase in same store gross profit on new retail vehicle sales was directly attributable to a 4% increase in unit sales. We expect that margins on new vehicles will continue to be under pressure for the foreseeable future, as the automotive manufacturers continue offer incentive programs and pricing promotions to contend with overcapacity in their factories.

Same store gross profit on used vehicle retail sales increased $3.2 million to $29.3 million for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. Due to a strong market during the first part of the quarter, we were able to increase average same store gross profit dollars earned per vehicle retailed by 5% over the prior year period. In addition, the strength of the used vehicle market enabled us to generate a modest profit in our wholesale business, compared to a wholesale loss of $0.8 million for the three months ended June 30, 2004.

Same store gross profit from fixed operations increased 8% to $81.6 million for the three months ended June 30, 2005, from $75.6 million for the three months ended June 30, 2004, resulting primarily from “customer pay” and warranty work.

Same-store platform F&I PVR revenue increased 5% to $879 for the three months ended June 30, 2005, from $835 for the three months ended June 30, 2004. The increase in F&I PVR is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process and (iii) maturation of our corporate-sponsored programs. We anticipate that the positive trends in platform F&I PVR will continue in the future as we focus on improving F&I PVR levels at our lowest performing stores and continue to add new products.

Selling, General and Administrative Expenses-

SG&A expenses increased $14.9 million to $162.7 million for the three months ended June 30, 2005, from $147.8 million for the three months ended June 30, 2004. SG&A expenses as a percentage of gross profit for the three months ended June 30, 2005, improved slightly to 76.4%, from 77.1% for the prior year period. SG&A expenses for the three months ended June 30, 2005, includes incremental rent of $2.3 million resulting from the refinancing of 20 of our dealerships using a sale-leaseback transaction early in the third quarter of 2004. Excluding rent expense from both periods, SG&A expenses as a percentage of gross profit decreased to 70.8% for the three months ended June 30, 2005, compared to 72.9% for the three months ended June 30, 2004. The improvement in SG&A expense as a percentage of gross profit, after adjusting for the incremental rent expense, was attributable to the reorganization of the company into regions largely completed during the first quarter of 2005, a strategic reduction in new vehicle advertising and lower insurance costs principally in the area of workman’s compensation.

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

Depreciation and Amortization-

Depreciation and amortization expense totaled $4.8 million for the three months ended June 30, 2005 and 2004, as depreciation and amortization expense related to property and equipment additions and dealership facilities purchased during 2004, were offset by reductions in property and equipment sold in a sale-leaseback transaction completed in the third quarter of 2004.

We expect depreciation and amortization expense to increase in the future as we continue to upgrade our facilities, expand our service centers and acquire additional dealerships.

Other Income (Expense)-

Floor plan interest expense increased $2.8 million to $7.5 million for the three months ended June 30, 2005, from $4.7 million for the three months ended June 30, 2004. The increase in floor plan interest expense over the prior year period is principally attributable to higher interest rates. We expect interest rates to continue to rise in the future.

Other interest expense increased $0.2 million to $10.3 million for the three months ended June 30, 2005, from $10.1 million for the three months ended June 30, 2004. We expect that our outstanding debt balances will remain relatively consistent for the near future, as we anticipate our next several acquisitions will be funded with our available cash. Fluctuations in other interest expense during the remainder of 2005 will be affected by potential changes in interest rates on our variable rate debt.

Income Tax Expense-

Income tax expense increased $1.6 million to $10.6 million for the three months ended June 30, 2005, from $9.0 million for the three months ended June 30, 2004, due to a $3.8 million increase in income before income taxes for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. In addition, our effective tax rate for the three months ended June 30, 2005, was 37.5% compared to 36.8% for the three months ended June 30, 2004, as we received a state tax benefit of $0.2 million during the second quarter of 2004, which reduced our tax provision. As a result of operating nationally, our effective tax rate is dependent upon our geographic revenue mix, and we evaluate our effective tax rate periodically based on our revenue sources. We expect that our annual effective tax rate will be approximately 37.5% for the year ending December 31, 2005.

Discontinued Operations-

During the three months ended June 30, 2005, we sold one dealership location (two franchises), and as of June 30, 2005, we were actively pursuing the sale of three dealership locations (five franchises). During the period between June 30, 2005 and September 30, 2005, we sold two franchises and as of September 30, 2005 we were actively pursing the sale of eight dealership locations (eight franchises). The $1.7 million loss from discontinued operations is attributable to the net loss on the sale of dealerships during the quarter and the operating losses of the franchises mentioned above. The loss from discontinued operations for the three months ended June 30, 2004, of $0.7 million includes the results of operations of the dealerships mentioned above; eleven dealership locations (fifteen franchises) that were sold or closed between April 1, 2004 and March 31, 2005; and the net loss on the sale of businesses during the three months ended June 30, 2004.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

Net income increased $0.5 million to $25.6 million, or $0.78 per diluted share, for the six months ended June 30, 2005, from $25.1 million, or $0.77 per diluted share, for the six months ended June 30, 2004.

Income from continuing operations increased $2.4 million to $28.0 million, or $0.85 per diluted share, for the six months ended June 30, 2005, from $25.6 million, or $0.78 per diluted share, for the six months ended June 30, 2004.

The 2% increase in net income and 9% increase in income from continuing operations resulted from several factors, including: (i) increases in new and used vehicle sales volumes, (ii) an improvement in the average gross profit of used vehicles, (iii) substantial increases in our fixed operations gross profit, (iv) significant increases in same store F&I revenue resulting from a combination of an increase in platform F&I PVR and an increase in new and used retail vehicle sales and (v) a significant improvement in our wholesale business. These factors were partially offset by the following: (i) margin pressure on new vehicle retail sales and (ii) increased floor plan expense due to rising interest rates.

Revenues-

	For the Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2005	2004	(Decrease)	Change
New vehicle data:
Retail revenues-same store (1)	$1,509,167	$1,406,695	$102,472	7%
Retail revenues-acquisitions	67,935	—
Total new retail revenues	1,577,102	1,406,695	170,407	12%

Fleet revenues-same store (1)	80,597	44,123	36,474	83%
Fleet revenues-acquisitions	1,492	—
Total fleet revenues	82,089	44,123	37,966	86%
New vehicle revenue, as reported	$1,659,191	$1,450,818	$208,373	14%

New retail units-same store (1)	48,714	46,773	1,941	4%
New retail units-actual	51,335	46,773	4,562	10%

Used vehicle data:
Retail revenues-same store (1)	$490,496	$431,110	$59,386	14%
Retail revenues-acquisitions	16,623	—
Total used retail revenues	507,119	431,110	76,009	18%

Wholesale revenues-same store (1)	159,235	152,883	6,352	4%
Wholesale revenues-acquisitions	6,958	—
Total wholesale revenues	166,193	152,883	13,310	9%
Used vehicle revenue, as reported	$673,312	$583,993	$89,319	15%

Used retail units-same store (1)	29,085	27,635	1,450	5%
Used retail units-actual	30,137	27,635	2,502	9%

Parts, service and collision repair:
Revenues-same store (1)	$306,879	$276,501	$30,378	11%
Revenues-acquisitions	8,133	—
Parts, service and collision repair revenue, as reported	$315,012	$276,501	$38,511	14%

Finance and insurance, net:
Platform revenues-same store (1)	$69,452	$60,180	$9,272	15%
Platform revenues-acquisitions	3,112	—
Platform finance and insurance revenue	72,564	60,180	12,384	21%
Corporate revenues	2,570	3,149
Finance and insurance revenue, as reported	$75,134	$63,329	$11,805	19%

Total revenue:
Same store (1)	$2,615,826	$2,371,492	$244,334	10%
Corporate	2,570	3,149
Acquisitions	104,253	—
Total revenue, as reported	$2,722,649	$2,374,641	$348,008	15%

(1)           Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Total revenues increased 15% to $2.7 billion for the six months ended June 30, 2005, from $2.4 billion for the six months ended June 30, 2004. Same store revenue grew 10% to $2.6 billion for the six months ended June 30, 2005, from $2.4 billion for the six months ended June 30, 2004.

Same store new vehicle retail revenue grew $102.5 million, or 7%, during the first six months of 2005, compared to the first six months of 2004, reflecting a 4% increase in new retail unit sales and an increase in our sales mix toward luxury and mid-line import sales. Same store used vehicle retail revenue increased $59.4 million, or 14%, to $490.5 million on a 5% increase in unit sales and 8% increase in average selling price per vehicle retailed in the first six months of 2005, compared to the same period of 2004.

Fixed operations revenue increased 14%, 11% on a same store basis, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Our warranty business continued its positive performance, driven by continued manufacturer recall programs and increased work on import brands, which typically generate higher revenues than domestic brands.

Platform F&I increased $9.3 million to $69.5 million on a same store basis for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Corporate F&I revenue was $2.6 million for the six month periods ended June 30, 2005, compared to $3.1 million for the prior year period.

Gross Profit-

	For the Six Months Ended June 30,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail gross profit-same store (1)	$107,772	$103,792	$3,980	4%
Retail gross profit-acquisitions	4,571	—
Total new retail gross profit	112,343	103,792	8,551	8%

Fleet gross profit-same store (1)	1,402	980	422	43%
Fleet gross profit-acquisitions	(4)	—
Total fleet gross profit	1,398	980	418	43%
New vehicle gross profit, as reported	$113,741	$104,772	$8,969	9%

New retail units-same store (1)	48,714	46,773	1,941	4%
New retail units-actual	51,335	46,773	4,562	10%

	For the Six Months Ended June 30,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
Used vehicle data:
Retail gross profit-same store (1)	$56,215	$51,018	$5,197	10%
Retail gross profit-acquisitions	1,598	—
Total used retail gross profit	57,813	51,018	6,795	13%

Wholesale gross profit-same store (1)	1,162	(952)	2,114	222%
Wholesale gross profit-acquisitions	12	—
Total wholesale gross profit	1,174	(952)	2,126	223%
Used vehicle gross profit, as reported	$58,987	$50,066	$8,921	18%

Used retail units-same store (1)	29,085	27,635	1,450	5%
Used retail units-actual	30,137	27,635	2,502	9%

Parts, service and collision repair:
Gross profit-same store (1)	$158,636	$145,267	$13,369	9%
Gross profit-acquisitions	4,508	—
Parts, service and collision repair gross profit, as reported	$163,144	$145,267	$17,877	12%

Finance and insurance, net:
Platform gross profit-same store (1)	$69,452	$60,180	$9,272	15%
Platform gross profit-acquisitions	3,112	—
Platform finance and insurance gross profit (2)	72,564	60,180	12,384	21%
Gross profit-corporate	2,570	3,149
Finance and insurance gross profit, as reported	$75,134	$63,329	$11,805	19%

Platform gross profit PVR-same store (1)	$893	$809	$84	10%
Platform gross profit PVR-actual (2)	$891	$809	$82	10%
Gross profit PVR-actual	$922	$851	$71	8%

Total gross profit:
Same store (1)	$394,639	$360,285	$34,354	10%
Corporate	2,570	3,149
Acquisitions	13,797	—
Total gross profit, as reported	$411,006	$363,434	$47,572	13%

(1)           Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)            Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding platform finance and insurance gross profit PVR.

Gross profit increased 13% to $411.0 million for the six months ended June 30, 2005, from $363.4 million for the six months ended June 30, 2004. Same store gross profit increased 10% to $394.6 million for the six months ended June 30, 2005, from $360.3 million for the six months ended June 30, 2004.

Same store gross profit on new retail vehicle sales increased 4% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004 due to a 4% increase in unit sales.

Same store gross profit on used vehicle retail sales increased 10% to $56.2 million for the six months ended June 30, 2005, from $51.0 million for the six months ended June 30, 2004, due to a strong used vehicle market in the during the first half of 2005.

Same store gross profit from fixed operations increased 9% to $158.6 million for the six months ended June 30, 2005, from $145.3 million for the six months ended June 30, 2004, resulting primarily from increased “customer pay” and warranty work in both parts and service.

Same-store platform F&I PVR revenue increased 10% to $893 for the six months ended June 30, 2005, from $809 for the six months ended June 30, 2004. The increase in F&I PVR is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process and (iii) maturation of our corporate-sponsored programs.

Selling, General and Administrative Expenses-

For the six months ended June 30, 2005, SG&A expenses increased $38.9 million to $323.6 million, from $284.7 million for the six months ended June 30, 2004. SG&A expenses as a percentage of gross profit for the six months ended June 30, 2005 increased to 78.7%, from 78.3% for the six months ended June 30, 2004. Excluding the $3.6 million of reorganization costs, SG&A expenses as a percentage of gross profit for the six months ended June 30, 2005, improved to 77.9%, from 78.3% for the prior year period. In addition, SG&A expenses for the six months ended June 30, 2005, includes incremental rent of $4.6 million resulting from the refinancing of 20 of our dealerships using a sale-leaseback transaction in the third quarter of 2004. Excluding rent expense from both periods, as well as the previously discussed reorganization costs, SG&A expenses as a percentage of gross profit decreased to 72.1% for the three months ended June 30, 2005, compared to 74.0% for the prior year period. The improvement in SG&A expense as a percentage of gross profit, after adjusting for reorganization costs and rent expense, was attributable to the reorganization of the company into regions, a reduction in advertising expense PVR and lower insurance costs principally in the area of workman’s compensation.

Depreciation and Amortization-

Depreciation and amortization expense increased $0.2 million to $9.5 million for the six months ended June 30, 2005, from $9.3 million for the six months ended June 30, 2004. The slight increase in depreciation and amortization was primarily related to the addition of property and equipment acquired during 2004 and 2005, offset by a reduction in property and equipment sold in sale-leaseback transactions completed during 2004 and 2005.

Other Income (Expense)-

Floor plan interest expense increased $5.3 million to $14.1 million for the six months ended June 30, 2005, from $8.8 million for the six months ended June 30, 2004. This increase was attributable to higher average interest rates on our floor plan note payable.

Other interest expense decreased $0.5 million to $19.9 million for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, as a result of our decision to repay approximately $29.0 million of our variable rate mortgage notes payable during 2005.

Income Tax Provision-

Income tax expense increased $1.7 million to $16.8 million for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, due, in part, to the $4.0 million increase in income from continuing operations before taxes for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. In addition, our effective tax rate for the six months ended June 30, 2005, was 37.5% compared to 37.1% for the six months ended June 30, 2004.

Discontinued Operations-

During the six months ended June 30, 2005, we sold two dealership locations (four franchises), and as of June 30, 2005, we were actively pursuing the sale of three dealership locations (five franchises). During the period between June 30, 2005 and September 30, 2005 we sold two franchises and as of September 30, 2005 we were actively pursing the sale of eight dealership locations (eight franchises). The $2.4 million loss from discontinued operations is attributable to the net gain on sale of dealerships sold during the six months ended June 30, 2005, and the operating losses of the franchises mentioned above. The loss from discontinued operations for the six months ended June 30, 2004, of $0.5 million includes the net operating losses of the dealerships mentioned above; ten dealership locations (fourteen franchises), that were sold during 2004, and the net loss on the sale of businesses during the six months ended June 30, 2004.

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

As of June 30, 2005, we had cash and cash equivalents of $11.0 million and working capital of $285.8 million. In addition, we had $145.0 million available for borrowings under our committed credit facility for working capital, general corporate purposes and acquisitions.

Committed Credit Facility

On March 23, 2005, we entered into a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A., 17 other financial institutions (the “Syndicate”) and Ford Motor Credit Corporation (“FMCC”), collectively the Lenders. Concurrently with entering into the Committed Credit Facility we terminated our First Amended and Restated Credit Agreement with FMCC, General Motors Acceptance Corporation (“GMAC”) and DaimlerChrysler Financial Services North America LLC. The Committed Credit Facility provides us with $650.0 million of new and used vehicle inventory financing (“Floor Plan Tranche”) and $150.0 million of working capital borrowing capacity (“Working Capital Tranche”). In addition, FMCC and GMAC have committed $150.0 million and $100.0 million of floor plan financing outside of the Syndicate to finance inventory at our “Ford Family” (Ford, Lincoln Mercury, Mazda, Volvo, Jaguar and Land Rover) and General Motors’ dealerships, respectively. In total, these commitments give us $150.0 million of working capital borrowing capacity and $900.0 million of floor plan borrowing capacity. Floor plan notes payable to a party affiliated with the manufacturers from which we purchase new vehicle inventory are classified as Floor Plan Notes Payable – manufacturer affiliated on the accompanying Consolidated Balance Sheets. All other floor plan notes payable are classified as Floor Plan Notes Payable – non-manufacturer affiliated.

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

Floor Plan Financing-

We finance substantially all of our new vehicle inventory and a portion of our used vehicle inventory. We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “floor plan notes payable – manufacturer affiliated” and all other floor plan notes payable “floor plan notes payable – non-manufacturer affiliated.”  As of June 30, 2005, total borrowing capacity under the floor plan financing agreements with our vehicle floor plan providers totaled $900.0 million. In addition, as of June 30, 2005, we had total borrowing capacity of $32.2 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of June 30, 2005, we had $640.7 million outstanding, including $27.6 million classified as Liabilities Associated with Assets Held for Sale, to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our vehicle inventory.

During the six months ended June 30, 2005, we refinanced our floor plan notes payable through the repayment of $334.7 million of floor plan notes payable – non-manufacturer affiliated and $93.4 million of floor plan notes payable – manufacturer affiliated with borrowings from our Committed Credit Facility. As a result, during the six months ended June 30, 2005, Floor plan notes payable – manufacturer affiliated decreased by $93.4 million and Floor plan notes payable – non-manufacturer affiliated increased by $93.4 million. In addition, during the six months ended June 30, 2005 our Floor plan borrowings – non-manufacturer affiliated and Floor plan repayments – non-manufacturer affiliated increased by $334.7 million.

Acquisitions and Acquisition Financing-

During the second quarter of 2005, we acquired one dealership location (one franchise) in Arkansas for a total purchase price of $12.0 million, of which $4.7 million was paid in cash through the use of our working capital, $6.8 million was borrowed from our floor plan facilities, with the remaining $0.5 million representing the fair value of future payments. We estimate annual revenues of the acquired franchises will total approximately $35.0 million, based on historical performance. We plan to use our available cash, borrowings under our Committed Credit Facility or proceeds from future sale-leaseback transactions to finance future acquisitions.

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

As a result we have (i) restated floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable non-manufacturer affiliated on our Consolidated Balance Sheets, (ii) restated the related non-manufacturer affiliated cash flows as a financing activity on our Consolidated Statements of Cash flows with borrowings reflected separately from repayments and (iii) included floor plan notes payable activity associated with dealership acquisitions and divestitures in the Consolidated Statements of Cash Flows. The Consolidated Statements of Cash Flows have been restated, resulting in a $121.1 million and $27.8 million decrease in cash flows from operating activities; a $2.4 million and a $26.6 million decrease in cash flows from investing activities; and a $123.5 million and $54.4 million increase in cash flows from financing activities for the six months ended June 30, 2005 and 2004, respectively.

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

	For the Six Months Ended June 30,
(In thousands)	2005	2004
Reconciliation of Cash used in Operating Activities to Adjusted Cash provided by Operating Activities
Cash used in operating activities – restated	$(77,696)	$(23,114)
Floor plan notes payable – non-manufacturer affiliated, net	123,472	54,384
Cash provided by operating activities – as adjusted	$45,776	$31,270

Reconciliation of Cash provided by Financing Activities to Adjusted Cash used in Financing Activities
Cash provided by financing activities – restated	$97,686	$52,278
Floor plan borrowings – non-manufacturer affiliated	(1,753,115)	(1,185,266)
Floor plan repayments – non-manufacturer affiliated	1,629,643	1,130,882
Cash used in financing activities – as adjusted	$(25,786)	$(2,106)

Operating Activities-

Net cash used in operating activities totaled $77.7 million and $23.1 million for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities, as adjusted, totaled $45.8 million and $31.3 million for the six months ended June 30, 2005, and 2004, respectively. Cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory.

The increase in our cash provided by operating activities, as adjusted, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, was primarily attributable to (i) the timing of collection of accounts receivable, (ii) the timing of inventory purchases resulting from changes in the equity of our inventory and increased sales activity in June 2005 compared to June 2004, which caused contracts-in-transit to increase compared to June of last year and (iii) timing of payments of accounts payable and accrued liabilities and timing differences in prepaid assets and other assets and liabilities.

As of June 30, 2005, we had approximately $64.7 million of equity in our vehicle inventory (vehicle inventory in excess of floor plan borrowings), as compared to $66.2 million as of December 31, 2004. Had we maintained the same level of equity in our vehicle inventory as of June 30, 2005 as we had as of December 31, 2004, our cash provided by from operating activities, as adjusted, for the six months ended June 30, 2005, would have increased by approximately $2.1 million. As of June 30, 2004, we had approximately $30.0 million of equity in our vehicle inventory, as compared to $5.7 million as of December 31, 2003. Had we maintained the same level of equity in our vehicle inventory as of June 30, 2004 as we had as of December 31, 2003, our cash flow provided by operating activities, as adjusted, for the six months ended June 30, 2004 would have improved by approximately $23.3 million.

We borrowed $6.8 million and $28.8 million from our floor plan facilities for the purchase of inventory in connection with one and six franchise acquisitions during the six months ended June 30, 2005 and 2004, respectively. In addition, we repaid $4.7 million and $2.1 million of floor plan notes payable in connection with four franchise divestitures during each of the six months ended June 30, 2005 and 2004, respectively. Acquisition and divestiture activity increased our cash provided by operating activities, as adjusted, by $2.1 million and $26.7 million for the six months ended June 30, 2005 and 2004, respectively.

Investing Activities—

Net cash used in investing activities totaled $37.0 million and $121.0 million for the six months ended June 30, 2005 and 2004, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $35.2 million and $34.5 million for the six months ended June 30, 2005 and 2004, respectively, of which $18.2 million and $16.1 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the six months ended June 30, 2005 and 2004, respectively. Our capital investments consisted of upgrades of our existing facilities and construction of new facilities. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. During the six months ended June 30, 2005 and 2004, we received $2.6 million and $9.5 million, respectively, in construction reimbursements from lessors in connection with our sale-leaseback agreements. We expect that capital expenditures during 2005 will total between $80.0 million and $90.0 million, of which we intend to finance between 60% and 70% principally through sale-leaseback agreements.

Cash used for acquisitions totaled $11.6 million and $100.4 million for the six months ended June 30, 2005 and 2004, respectively. We anticipate that we will spend between $25.0 million to $50.0 million on acquisitions in 2005.

Proceeds from the sale of assets totaled $8.0 million and $3.5 million for the six months ended June 30, 2005 and 2004, respectively. The proceeds from the sale of assets include the sale of dealerships, real estate and property and equipment. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash provided by financing activities totaled $97.7 million and $52.3 million for the six months ended June 30, 2005 and 2004, respectively. Net cash used in financing activities, as adjusted, totaled $25.8 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, proceeds from borrowings amounted to $20.7 million and $3.9 million, which was used to finance construction on our dealership facilities and general corporate purposes. In addition, we incurred $4.9 million of debt issuance costs associated with our Committed Credit Facility.

During the six months ended June 30, 2005 and 2004, we repaid debt of $42.0 million and $6.8 million, respectively. During the six months ended June 30, 2005, we repaid $30.7 million of our outstanding mortgage notes payable, the majority of which resulted from our decision to repay approximately $29.0 million of our variable rate mortgage notes payable.

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

Notes Receivable—Finance Contracts—

As of June 30, 2005 and December 31, 2004, we had outstanding notes receivable from finance contracts of $30.4 million and $30.9 million, respectively (net of an allowance for credit losses of $4.6 million and $6.2 million, respectively). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve.

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

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Adjusted cash provided by (used in) operating and financing activities

	For the Six Months Ended June 30,
(In thousands)	2005	2004
Reconciliation of Cash used in Operating Activities to Adjusted Cash provided by Operating Activities
Cash used in operating activities – restated	$(77,696)	$(23,114)
Floor plan notes payable – non-manufacturer affiliated, net	123,472	54,384
Cash provided by operating activities – as adjusted	$45,776	$31,270

Reconciliation of Cash provided by Financing Activities to Adjusted Cash used in Financing Activities
Cash provided by financing activities – restated	$97,686	$52,278
Floor plan borrowings – non-manufacturer affiliated	(1,753,115)	(1,185,266)
Floor plan repayments – non-manufacturer affiliated	1,629,643	1,130,882
Cash used in financing activities – as adjusted	$(25,786)	$(2,106)

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

The following table reconciles finance and insurance gross profit to platform finance and insurance gross profit, and provides the necessary components to calculate platform finance and insurance gross profit PVR:

	For the Three Months Ended June 30,
(In thousands, except for unit and per vehicle data)	2005	2004
Reconciliation of Finance and Insurance Gross Profit to Platform Finance and Insurance Gross Profit:
Finance and insurance gross profit, net (as reported)	$39,386	$34,917
Less: Corporate finance and insurance gross profit	(1,367)	(1,906)
Platform finance and insurance gross profit	$38,019	$33,011

Platform finance and insurance gross profit PVR	$880	$835

Retail units sold:
New retail units	27,678	25,516
Used retail units	15,535	14,007
Total	43,213	39,523

	For the Six Months Ended June 30,
(In thousands, except for unit and per vehicle data)	2005	2004
Reconciliation of Finance and Insurance Gross Profit to Platform Finance and Insurance Gross Profit:
Finance and insurance gross profit, net (as reported)	$75,134	$63,329
Less: Corporate finance and insurance gross profit	(2,570)	(3,149)
Platform finance and insurance gross profit	$72,564	$60,180

Platform finance and insurance gross profit PVR	$891	$809

Retail units sold:
New retail units	51,335	46,773
Used retail units	30,137	27,635
Total	81,472	74,408

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

	For the Three Months Ended June 30,
	2005	2004
Reconciliation of SG&A Expense to Adjusted SG&A Expense:
SG&A expense	$162,706	$147,801
Less: Rent expense	(11,829)	(8,173)
Adjusted SG&A expense	$150,877	$139,628

Gross Profit	$213,016	$191,647

Adjusted SG&A expense as a percentage of Gross Profit	70.8%	72.9%

	For the Six Months Ended June 30,
	2005	2004
Reconciliation of SG&A Expense to Adjusted SG&A Expense:
SG&A expense	$323,600	$284,721
Less: Reorganization costs	(3,566)	—
SG&A, net of reorganization costs	320,034	284,721

Less: Rent expense	(23,799)	(15,760)
Adjusted SG&A expense	$296,235	$268,961

Gross Profit	$411,006	$363,435

SG&A, net of reorganization costs, as a percentage of Gross Profit	77.9%	78.3%

Adjusted SG&A expense as a percentage of Gross Profit	72.1%	74.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness.  Based on $877.0 million of total variable rate debt (excluding $0.4 million of our fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014 and including floor plan notes payable) outstanding as of June 30, 2005, a 1% change in interest rates would result in a change of approximately $8.8 million to our annual other interest expense. Conversely, based on fixed-rate debt of $273.6 million a 1% change in interest would mean we would not experience the impact of a $2.7 million change in interest expense.

We received $14.6 million of interest credit assistance from certain automobile manufacturers during the six months ended June 30, 2005. Interest credit assistance reduced new vehicle cost of sales from continuing operations for the six months ended June 30, 2005 by $13.2 million and reduced new vehicle inventory by $4.2 million and $3.9 million as of June 30, 2005 and December 31, 2004, respectively. Although we can provide no assurance as to the amount of future interest credit assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Interest Rate Hedges

We have entered into two forward interest rate swaps with a combined notional principal amount of $170.0 million, to provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. The swap agreements were designated and qualify as cash flow hedges of our variable rate floor plan notes payable and will contain minor ineffectiveness. The swaps are scheduled to expire in March 2006. As of June 30, 2005 and December 31, 2004, the swaps had a fair value of $12.3 million and $7.1 million and are included in Accrued Liabilities and Other Long-term Liabilities, respectively, on the accompanying Consolidated Balance Sheets

We have entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Senior Subordinated Notes due 2014. Under the terms of the swap agreement, we are required to make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge of our 8% Senior Subordinated Notes due 2014 and did not contain any ineffectiveness. As a result our 8% Senior Subordinated Notes due 2014 have been adjusted by the fair market value of the related swap. The swap is scheduled to expire in March 2006. As of June 30, 2005 and December 31, 2004, the swap agreement had a fair value of $0.4 million and $2.7 million and is included in Accrued Liabilities and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures (i) were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and (ii) were effective.

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

—

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The results of the votes cast at the Company’s Annual Meeting on April 28, 2005 were as follows:

Election of Class I Directors:

	For	Withheld
Timothy C. Collins	27,919,315	3,304,680
Kenneth B. Gilman	30,989,588	234,407
Vernon E. Jordan, Jr.	27,919,115	3,304,880
Thomas F. McLarty, III	30,946,203	277,792

Ratification of appointment of Deloitte & Touche L.L.P. as independent public accountants for 2005:

For	31,217,012
Against	1,240
Abstain	5,743

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

10.1	1999 Stock Option Plan, as amended (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)*

10.2	Severance Pay Agreement of Charles B. Tomm, dated as of June 10, 2005 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)*

10.3	Compensation Plan of Charles B. Tomm (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)*

15.1	Awareness letter from Deloitte & Touche LLP.

31.1

Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006.

31.2

Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006.

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006.

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006.

*  Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: March 14, 2006	By:	/s/ KENNETH B. GILMAN
Name: Kenneth B. Gilman
Title: Chief Executive Officer and President

Date: March 14, 2006	By:	/s/ J. GORDON SMITH
		Name:	J. Gordon Smith
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

10.1	1999 Stock Option Plan, as amended (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)*

10.2	Severance Pay Agreement of Charles B. Tomm, dated as of June 10, 2005 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)*

10.3	Compensation Plan of Charles B. Tomm (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)*

15.1	Awareness letter from Deloitte & Touche LLP.

31.1

Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006.

31.2

Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006.

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006.

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006.

*  Incorporated by reference