Form 10-Q/A
period 2005-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2006-03-15
CIK 1144980

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

EXPLANATORY NOTE

We are filing Amendment No. 1 to the Asbury Automotive Group, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 to change the presentation of certain floor plan notes payable information. We finance substantially all of our new and at times a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. Consistent with industry practice, the Company previously reported all floor plan notes payable as a single line on our Consolidated Balance Sheets and all cash flow activity relating to floor plan notes payable in the operating activities section of our Consolidated Statement of Cash flows. In addition, we historically considered all borrowings and repayments of floor plan notes payable associated with inventory acquired through a dealership acquisition and inventory sold through a dealership divestiture, non-cash activities. Floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, have been restated as floor plan notes payable — non-manufacturer affiliated on the Consolidated Balance Sheets, and the related non-manufacturer affiliated cash flows have been restated from operating activities to financing activities on the Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. In addition, we have included floor plan notes payable activity associated with dealership acquisitions and divestitures in the Consolidated Statements of Cash Flows.

The changes in presentation have no effect on net income, earnings per share, stockholder’s equity or our conclusion that our disclosure controls and procedures were effective as of September 30, 2005. We have made certain other immaterial reclassifications to conform to current presentation. All other information in this amendment is as of the date of the original filing and does not reflect any subsequent information or events occurring after the date of the original filing. Forward looking statements made reflect our expectations as of the date of our original filing and have not been adjusted to reflect subsequent information.

ASBURY AUTOMOTIVE GROUP, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited) (Restated)*	(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,998	$28,093
Contracts-in-transit	81,961	105,360
Restricted investments	909	1,645
Accounts receivable (net of allowance of $1,057 and $2,073, respectively)	143,149	148,196
Inventories	623,444	761,557
Deferred income taxes	15,570	15,576
Prepaid and other current assets	57,950	56,831
Assets held for sale	60,338	25,748
Total current assets	1,009,319	1,143,006

PROPERTY AND EQUIPMENT, net	206,900	195,788
GOODWILL	467,188	461,650
RESTRICTED INVESTMENTS, net of current portion	3,932	2,478
OTHER LONG-TERM ASSETS	94,842	95,037
Total assets	$1,782,181	$1,897,959

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable – manufacturer affiliated	$160,013	$336,369
Floor plan notes payable – non-manufacturer affiliated	338,925	314,579
Current maturities of long-term debt	24,407	33,880
Accounts payable	54,191	53,078
Accrued liabilities	103,635	89,066
Liabilities associated with assets held for sale	32,891	20,538
Total current liabilities	714,062	847,510

LONG-TERM DEBT	473,818	492,536
DEFERRED INCOME TAXES	39,991	40,360
OTHER LONG-TERM LIABILITIES	28,668	35,821
COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 90,000,000 shares authorized 34,398,104 and 34,163,759 shares issued, including shares held in treasury, respectively	344	342
Additional paid-in capital	416,494	413,094
Retained earnings	128,484	87,905
Treasury stock, at cost; 1,586,587 shares held	(15,032)	(15,032)
Accumulated other comprehensive loss	(4,648)	(4,577)
Total shareholders’ equity	525,642	481,732
Total liabilities and shareholders’ equity	$1,782,181	$1,897,959

* See Note 2 “Restatement”

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
New vehicle	$900,618	$803,696	$2,559,809	$2,254,514
Used vehicle	361,889	303,521	1,035,201	887,514
Parts, service and collision repair	167,789	148,580	482,801	425,081
Finance and insurance, net	40,380	36,024	115,514	99,353
Total revenues	1,470,676	1,291,821	4,193,325	3,666,462

COST OF SALES:
New vehicle	838,787	748,662	2,384,237	2,094,708
Used vehicle	329,385	279,605	943,710	813,532
Parts, service and collision repair	82,013	71,877	233,881	203,111
Total cost of sales	1,250,185	1,100,144	3,561,828	3,111,351

GROSS PROFIT	220,491	191,677	631,497	555,111

OPERATING EXPENSES:
Selling, general and administrative	170,855	153,304	494,455	438,025
Depreciation and amortization	4,945	4,432	14,434	13,757
Income from operations	44,691	33,941	122,608	103,329

OTHER INCOME (EXPENSE):
Floor plan interest expense	(6,598)	(4,867)	(20,745)	(13,698)
Other interest expense	(10,317)	(8,632)	(30,188)	(29,028)
Interest income	163	218	599	591
Other income, net	29	205	481	413
Total other expense, net	(16,723)	(13,076)	(49,853)	(41,722)
Income before income taxes	27,968	20,865	72,755	61,607

INCOME TAX EXPENSE	10,488	7,825	27,283	22,925
INCOME FROM CONTINUING OPERATIONS	17,480	13,040	45,472	38,682
DISCONTINUED OPERATIONS, net of tax	(2,527)	(924)	(4,893)	(1,454)

NET INCOME	$14,953	$12,116	$40,579	$37,228

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.53	$0.40	$1.39	$1.19
Discontinued operations	(0.07)	(0.03)	(0.15)	(0.04)
Net income	$0.46	$0.37	$1.24	$1.15

Diluted—
Continuing operations	$0.53	$0.40	$1.38	$1.18
Discontinued operations	(0.08)	(0.03)	(0.14)	(0.04)
Net income	$0.45	$0.37	$1.24	$1.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,737	32,540	32,644	32,482
Diluted	33,032	32,647	32,847	32,675

See Notes to Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
	(Restated)*	(Restated)*
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$40,579	$37,228
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	14,434	13,757
Depreciation and amortization from discontinued operations	1,361	2,034
Amortization of deferred financing fees	1,606	1,231
Change in allowance for doubtful accounts	(1,016)	(723)
Loss on sale of discontinued operations, net	416	737
Other adjustments	5,195	12,131
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Contracts-in-transit	23,399	4,703
Accounts receivable	(6,438)	(37,245)
Proceeds from the sale of accounts receivable	12,390	14,222
Inventories	132,676	(14,228)
Prepaid and other current assets	(19,114)	(22,180)
Floor plan notes payable – manufacturer affiliated	(175,442)	(17,509)
Accounts payable and accrued liabilities	2,381	19,245
Other long-term assets and liabilities	4,987	(2,153)
Net cash provided by operating activities	37,414	11,250

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures – non-financed	(26,598)	(36,193)
Capital expenditures – financeable	(24,355)	(20,397)
Construction reimbursements associated with sale-leaseback agreements	4,127	10,088
Acquisitions	(24,621)	(100,403)
Proceeds from the sale of assets	12,794	11,795
Other investing activities	(707)	1,346
Net cash used in investing activities	(59,360)	(133,764)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings – non-manufacturer affiliated	2,454,384	1,744,093
Floor plan repayments – non-manufacturer affiliated	(2,406,138)	(1,757,755)
Proceeds from borrowings	23,266	21,606
Repayments of debt	(49,748)	(90,316)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	114,873
Payments of debt issuance costs	(4,975)	—
Proceeds from the exercise of stock options	3,062	1,557
Net cash provided by financing activities	19,851	34,058
Net decrease in cash and cash equivalents	(2,095)	(88,456)

CASH AND CASH EQUIVALENTS, beginning of period	28,093	106,711
CASH AND CASH EQUIVALENTS, end of period	$25,998	$18,255

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

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements as of September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004 have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

(In thousands)	As of September 30, 2005
Floor plan notes payable – manufacturer affiliated - previously reported	$135,834
Floor plan notes payable – manufacturer affiliated	24,179
Floor plan notes payable – manufacturer affiliated – restated	$160,013

Floor plan notes payable – non-manufacturer affiliated - previously reported	$363,104
Floor plan notes payable – non-manufacturer affiliated	(24,179)
Floor plan notes payable – non-manufacturer affiliated – restated	$338,925

	For the Nine Months Ended September 30,
(In thousands)	2005	2004
Cash provided by (used in) operating activities – previously reported	$50,292	$(7,747)
Floor plan notes payable – manufacturer affiliated	(15,414)	19,530
Other	2,536	(533)
Cash provided by operating activities – restated	$37,414	$11,250

Cash used in investing activities – previously reported	$(49,170)	$(113,237)
Acquisitions	(15,339)	(28,809)
Proceeds from the sale of assets	7,685	7,749
Other	(2,536)	533
Cash used in investing activities – restated	$(59,360)	$(133,764)

Cash (used in) provided by financing activities – previously reported	$(3,217)	$32,528
Floor plan notes payable – non-manufacturer affiliated	(25,178)	15,192
Floor plan borrowings – non-manufacturer affiliated	2,454,384	1,744,093
Floor plan repayments – non-manufacturer affiliated	(2,406,138)	(1,757,755)
Cash provided by financing activities – restated	$19,851	$34,058

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

4. ACQUISITIONS

During the nine months ended September 30, 2005, we acquired three franchises (one dealership location) for an aggregate purchase price of $26.8 million, including $9.3 million of cash, $15.3 million of borrowings from our floor plan facilities, the exchange of two of our franchises valued at $1.5 million and $0.7 million of future payments. During the nine months ended September 30, 2004, we acquired six franchises (six dealership locations) for an aggregate purchase price of $103.0 million, including $71.6 million of cash, $28.8 million of borrowings from our floor plan facilities and $2.6 million of future payments.

The allocation of purchase price for acquisitions is as follows:

	For the Nine Months Ended September 30,
(In thousands)	2005	2004

Inventories	$17,156	$32,540
Fixed assets	344	3,723
Other assets	1	1,666
Goodwill	6,400	53,555
Franchise rights	2,850	11,500
Total purchase price	$26,751	$102,984

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

The changes in the carrying amount of manufacturer franchise rights, which are included in Other Long-Term Assets on the accompanying Consolidated Balance Sheets, are as follows:

(In thousands)

Balance, December 31, 2004	$42,013
Current year acquisitions	2,850
Divestitures	(1,536)
Other	(843)
Balance, September 30, 2005	$42,484

During the nine months ended September 30, 2005, we sold six franchises (two dealership locations) resulting in the removal of $1.4 million of goodwill from our Consolidated Balance Sheets.

During the nine months ended September 30, 2005, we acquired three franchises (one dealership location) and allocated $2.9 million of the purchase price to manufacturer franchise rights.

6. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date (ii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party has reimbursed us or will reimburse us for the cost of construction and (iii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party has agreed to purchase the assets from us upon completion of the transaction.

Assets and liabilities associated with discontinued operations include the six remaining franchises (six dealership locations) in Oregon and two franchises (two dealership locations) in Southern California as of September 30, 2005. As of December 31, 2004, assets and liabilities associated with discontinued operations included two franchises (one dealership location) in Florida and two franchises (one dealership location) in Oregon. During the nine months ended September 30, 2005, we sold all four franchises (two dealership locations) that had been held for sale as of December 31, 2004. Assets associated with discontinued operations totaled $60.3 million and $11.2 million, and liabilities associated with discontinued operations totaled $32.9 million and $7.4 million as of September 30, 2005 and December 31, 2004, respectively.

Included in Assets Held for Sale as of December 31, 2004 was $14.5 million of costs associated with one completed project included in a pending sale-leaseback transaction. As of December 31, 2004, Liabilities Associated with Assets Held for Sale included $13.1 million of reimbursements from an unaffiliated third party associated with this completed construction project. During the nine months ended September 30, 2005, we received $1.4 million of funds from the unaffiliated third party and completed this sale-leaseback transaction, which resulted in the removal of $14.5 million of Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

A summary of assets and liabilities held for sale is as follows:

	As of
(In thousands)	September 30, 2005	December 31, 2004

Assets:
Inventories	$41,540	$7,846
Property and equipment, net	18,793	17,902
Other assets	5	—
Total assets	60,338	25,748
Liabilities:
Floor plan notes payable	32,270	7,456
Other liabilities	621	13,082
Total liabilities	32,891	20,538
Net assets held for sale	$27,447	$5,210

Included in Prepaid and Other Current Assets on the accompanying Consolidated Balance Sheets are costs associated with construction projects, which we intend to sell through sale-leaseback transactions but have not been completed and therefore are not available for sale. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either reimbursing us for the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the cost of the construction during the construction period and record a corresponding liability equal to the amount of the reimbursed funds. Upon completion of the construction, we will execute the sale-leaseback transaction and remove the cost of construction and the related liability from our Consolidated Balance Sheets. During the nine months ended September 30, 2005, we sold real estate in connection with two sale-leaseback transactions, which resulted in the removal of $2.7 million of Prepaid and Other Current Assets and $1.2 million of Accrued Liabilities from our Consolidated Balance Sheets. The book value of assets associated with construction projects that have not been completed as of September 30, 2005 and December 31, 2004 totaled $12.8 million and $7.1 million, respectively. As of September 30, 2005 and December 31, 2004, the book value of liabilities associated with these construction projects totaled $1.6 million.

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

9. COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004

Net income	$14,953	$12,116	$40,579	$37,228

Other comprehensive income:
Change in fair value of cash flow hedges	5,165	(8,187)	(114)	(7,176)
Income tax benefit (expense) associated with cash flow hedges	(1,937)	3,070	43	2,666
Comprehensive income	$18,181	$6,999	$40,508	$32,718

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

The following table provides further information regarding our discontinued operations as of September 30, 2005, and includes the results of businesses sold prior to September 30, 2005, and businesses pending disposition as of September 30, 2005:

	For the Three Months Ended September 30, 2005			For the Three Months Ended September 30, 2004
(Dollars in thousands)	Sold	Pending Disposition	Total	Sold(a)	Pending Disposition(b)	Total

Franchises:
Mid-line Domestic	2	3	5	9	3	12
Mid-line Import	—	3	3	5	3	8
Value	—	2	2	2	2	4
Luxury	—	—	—	2	—	2
Total	2	8	10	18	8	26

Revenues	$3,846	$84,978	$88,824	$45,871	$96,774	$142,645
Cost of sales	3,704	73,235	76,939	39,635	81,939	121,574
Gross profit	142	11,743	11,885	6,236	14,835	21,071
Operating expenses	494	13,921	14,415	7,160	14,339	21,499
Income (loss) from operations	(352)	(2,178)	(2,530)	(924)	496	(428)
Other expense, net	(240)	(848)	(1,088)	(561)	(227)	(788)
Net income (loss)	(592)	(3,026)	(3,618)	(1,485)	269	(1,216)
Loss on disposition of discontinued operations	(426)	—	(426)	(263)	—	(263)
Income (loss) before income taxes	(1,018)	(3,026)	(4,044)	(1,748)	269	(1,479)
Income tax benefit (expense)	380	1,137	1,517	649	(94)	555
Discontinued operations, net of tax	$(638)	$(1,889)	$(2,527)	$(1,099)	$175	$(924)

	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004
(Dollars in thousands)	Sold	Pending Disposition	Total	Sold(c)	Pending Disposition(b)	Total

Franchises:
Mid-line Domestic	5	3	8	9	3	12
Mid-line Import	—	3	3	6	3	9
Value	—	2	2	3	2	5
Luxury	1	—	1	2	—	2
Total	6	8	14	20	8	28

Revenues	$22,808	$250,943	$273,751	$163,695	$259,630	$423,325
Cost of sales	20,056	214,098	234,154	139,258	219,206	358,464
Gross profit	2,752	36,845	39,597	24,437	40,424	64,861
Operating expenses	3,606	40,389	43,995	25,167	38,816	63,983
Income (loss) from operations	(854)	(3,544)	(4,398)	(730)	1,608	878
Other expense, net	(1,091)	(1,924)	(3,015)	(1,853)	(615)	(2,468)
Net income (loss)	(1,945)	(5,468)	(7,413)	(2,583)	993	(1,590)
Loss on disposition of discontinued operations	(416)	—	(416)	(737)	—	(737)
Income (loss) before income taxes	(2,361)	(5,468)	(7,829)	(3,320)	993	(2,327)
Income tax benefit (expense)	875	2,061	2,936	1,251	(378)	873
Discontinued operations, net of tax	$(1,486)	$(3,407)	$(4,893)	$(2,069)	$615	$(1,454)

(a)	Businesses were sold between July 1, 2004 and September 30, 2005
(b)	Businesses were pending disposition as of September 30, 2005
(c)	Businesses were sold between January 1, 2004 and September 30, 2005

11. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income:
Continuing operations	$17,480	$13,040	$45,472	$38,682
Discontinued operations, net of tax	(2,527)	(924)	(4,893)	(1,454)
Net income	$14,953	$12,116	$40,579	$37,228
Earnings per share – basic and diluted:
Continuing operations – basic	$0.53	$0.40	$1.39	$1.19
Discontinued operations - basic	(0.07)	(0.03)	(0.15)	(0.04)
Net income	$0.46	$0.37	$1.24	$1.15

Continuing operations – diluted	$0.53	$0.40	$1.38	$1.18
Discontinued operations - diluted	(0.08)	(0.03)	(0.14)	(0.04)
Net income	$0.45	$0.37	$1.24	$1.14

Common shares and common share equivalents:
Weighted average common shares outstanding – basic	32,737	32,540	32,644	32,482
Common share equivalents (stock options)	295	107	203	193
Weighted average common shares outstanding – diluted	33,032	32,647	32,847	32,675

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

Condensed Consolidating Balance Sheet
As of September 30, 2005
(In thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$25,998	$—	$—	$25,998
Inventories	—	582,085	41,359	—	623,444
Other current assets	—	248,177	51,362	—	299,539
Assets held for sale	—	53,387	6,951	—	60,338
Total current assets	—	909,647	99,672	—	1,009,319
Property and equipment, net	—	200,960	5,940	—	206,900
Goodwill	—	405,876	61,312	—	467,188
Other long-term assets	—	94,513	4,261	—	98,774
Investment in subsidiaries	525,642	134,044	—	(659,686)	—
Total assets	$525,642	$1,745,040	$171,185	$(659,686)	$1,782,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable –Manufacturer affiliated	$—	$160,013	$—	$—	$160,013
Floor plan notes payable – Non – Manufacturer affiliated	—	311,800	27,125	—	338,925
Other current liabilities	—	176,723	5,510	—	182,233
Liabilities associated with assets held for sale	—	28,609	4,282	—	32,891
Total current liabilities	—	677,145	36,917	—	714,062

Long-term debt	—	473,751	67	—	473,818
Other long-term liabilities	—	68,502	157	—	68,659
Shareholders’ equity	525,642	525,642	134,044	(659,686)	525,642
Total liabilities and shareholders’ equity	$525,642	$1,745,040	$171,185	$(659,686)	$1,782,181

Condensed Consolidating Balance Sheet
As of December 31, 2004
(In thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$28,093	$—	$—	$28,093
Inventories	—	713,205	48,352	—	761,557
Other current assets	—	286,675	40,933	—	327,608
Assets held for sale	—	25,748	—	—	25,748
Total current assets	—	1,053,721	89,285	—	1,143,006
Property and equipment, net	—	190,706	5,082	—	195,788
Goodwill	—	400,338	61,312	—	461,650
Other long-term assets	—	79,435	18,080	—	97,515
Investment in subsidiaries	481,732	130,098	—	(611,830)	—
Total assets	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable –Manufacturer affiliated	$—	$336,369	$—	$—	$336,369
Floor plan notes payable – Non –Manufacturer affiliated	—	277,170	37,409	—	314,579
Other current liabilities	—	170,227	5,797	—	176,024
Liabilities associated with assets held for sale	—	20,538	—	—	20,538
Total current liabilities	—	804,304	43,206	—	847,510

Long-term debt	—	492,499	37	—	492,536
Other long-term liabilities	—	75,763	418	—	76,181
Shareholders’ equity	481,732	481,732	130,098	(611,830)	481,732
Total liabilities and shareholders’ equity	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,295,612	$175,938	$(874)	$1,470,676
Cost of sales	—	1,100,691	150,368	(874)	1,250,185
Gross profit	—	194,921	25,570	—	220,491

Operating expenses:
Selling, general and administrative	—	152,370	18,485	—	170,855
Depreciation and amortization	—	4,567	378	—	4,945
Income from operations	—	37,984	6,707	—	44,691

Other income (expense):
Floor plan interest expense	—	(6,164)	(434)	—	(6,598)
Other interest expense	—	(8,924)	(1,393)	—	(10,317)
Other income, net	—	189	3	—	192
Equity in earnings of subsidiaries	14,953	2,789	—	(17,742)	—
Total other expense, net	14,953	(12,110)	(1,824)	(17,742)	(16,723)

Income before income taxes	14,953	25,874	4,883	(17,742)	27,968

Income tax expense	—	8,657	1,831	—	10,488
Income from continuing operations	14,953	17,217	3,052	(17,742)	17,480

Discontinued operations, net of tax	—	(2,264)	(263)	—	(2,527)
Net income	$14,953	$14,953	$2,789	$(17,742)	$14,953

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2004
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,144,488	$149,430	$(2,097)	$1,291,821
Cost of sales	—	974,496	127,745	(2,097)	1,100,144
Gross profit	—	169,992	21,685	—	191,677

Operating expenses:
Selling, general and administrative	—	137,138	16,166	—	153,304
Depreciation and amortization	—	4,036	396	—	4,432
Income from operations	—	28,818	5,123	—	33,941

Other income (expense):
Floor plan interest expense	—	(4,541)	(326)	—	(4,867)
Other interest expense	—	(7,685)	(947)	—	(8,632)
Other income, net	—	411	12	—	423
Equity in earnings of subsidiaries	12,116	2,611	—	(14,727)	—
Total other expense, net	12,116	(9,204)	(1,261)	(14,727)	(13,076)

Income before income taxes	12,116	19,614	3,862	(14,727)	20,865

Income tax expense	—	6,377	1,448	—	7,825
Income from continuing operations	12,116	13,237	2,414	(14,727)	13,040

Discontinued operations, net of tax	—	(1,121)	197	—	(924)
Net income	$12,116	$12,116	$2,611	$(14,727)	$12,116

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,705,131	$492,777	$(4,583)	$4,193,325
Cost of sales	—	3,145,716	420,695	(4,583)	3,561,828
Gross profit	—	559,415	72,082	—	631,497

Operating expenses:
Selling, general and administrative	—	442,423	52,032	—	494,455
Depreciation and amortization	—	13,367	1,067	—	14,434
Income from operations	—	103,625	18,983	—	122,608

Other income (expense):
Floor plan interest expense	—	(19,531)	(1,214)	—	(20,745)
Other interest expense	—	(26,327)	(3,861)	—	(30,188)
Other income, net	—	1,063	17	—	1,080
Equity in earnings of subsidiaries	40,579	8,282	—	(48,861)	—
Total other expense, net	40,579	(36,513)	(5,058)	(48,861)	(49,853)

Income before income taxes	40,579	67,112	13,925	(48,861)	72,755

Income tax expense	—	22,061	5,222	—	27,283
Income from continuing operations	40,579	45,051	8,703	(48,861)	45,472

Discontinued operations, net of tax	—	(4,472)	(421)	—	(4,893)
Net income	$40,579	$40,579	$8,282	$(48,861)	$40,579

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2004
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,232,487	$441,578	$(7,603)	$3,666,462
Cost of sales	—	2,739,391	379,563	(7,603)	3,111,351
Gross profit	—	493,096	62,015	—	555,111

Operating expenses:	—
Selling, general and administrative	—	392,312	45,713	—	438,025
Depreciation and amortization	—	12,737	1,020	—	13,757
Income from operations	—	88,047	15,282	—	103,329

Other income (expense):
Floor plan interest expense	—	(12,769)	(929)	—	(13,698)
Other interest expense	—	(26,086)	(2,942)	—	(29,028)
Other income, net	—	966	38	—	1,004
Equity in earnings of subsidiaries	37,228	7,590	—	(44,818)	—
Total other expense, net	37,228	(30,299)	(3,833)	(44,818)	(41,722)

Income before income taxes	37,228	57,748	11,449	(44,818)	61,607

Income tax expense	—	18,632	4,293	—	22,925
Income from continuing operations	37,228	39,116	7,156	(44,818)	38,682

Discontinued operations, net of tax	—	(1,888)	434	—	(1,454)
Net income	$37,228	$37,228	$7,590	$(44,818)	$37,228

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(In thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$34,497	$2,917	$—	$37,414

Cash flow from investing activities:
Capital expenditures	—	(48,697)	(2,256)	—	(50,953)
Acquisitions	—	(24,621)	—	—	(24,621)
Other investing activities	—	16,128	86	—	16,214
Net cash used in investing activities	—	(57,190)	(2,170)	—	(59,360)

Cash flow from financing activities:
Floor Plan Borrowings – non- manufacturer affiliated	—	2,058,214	396,170	—	2,454,384
Floor Plan Repayments – non-manufacturer affiliated	—	(2,003,966)	(402,172)	—	(2,406,138)
Proceeds from borrowings	—	23,266	—	—	23,266
Repayments of debt	—	(49,731)	(17)	—	(49,748)
Intercompany financing	—	(5,272)	5,272	—	—
Other financing activities	—	(1,913)	—	—	(1,913)
Net cash provided by (used in) financing activities	—	20,598	(747)	—	19,851
Net decrease in cash and cash equivalents	—	(2,095)	—	—	(2,095)

Cash and cash equivalents, beginning of period	—	28,093	—	—	28,093
Cash and cash equivalents, end of period	$—	$25,998	$—	$—	$25,998

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004
(In thousands)

(Restated)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$(17,467)	$28,717	$—	$11,250

Cash flow from investing activities:
Capital expenditures	—	(54,492)	(2,098)	—	(56,590)
Acquisitions	—	(100,403)	—	—	(100,403)
Other investing activities	—	23,229	—	—	23,229
Net cash used in investing activities	—	(131,666)	(2,098)	—	(133,764)

Cash flow from financing activities:
Floor Plan Borrowings – non- manufacturer affiliated	—	1,388,680	355,413	—	1,744,093
Floor Plan Repayments – non-manufacturer affiliated	—	(1,397,354)	(360,401)	—	(1,757,755)
Proceeds from borrowings	—	21,606	—	—	21,606
Repayments of debt	—	(90,307)	(9)	—	(90,316)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	114,480	393	—	114,873
Intercompany financing	—	29,799	(29,799)	—	—
Other financing activities	—	1,557	—	—	1,557
Net cash (used in) provided by financing activities	—	68,461	(34,403)	—	34,058
Net decrease in cash and cash equivalents	—	(80,672)	(7,784)	—	(88,456)

Cash and cash equivalents, beginning of period	—	98,927	7,784	—	106,711
Cash and cash equivalents, end of period	$—	$18,255	$—	$—	$18,255

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
November 3, 2005 (March 14, 2006 as to the effects of the restatement discussed in Note 2 “Restatement”)

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

During the fourth quarter of 2004, we began the process of reorganizing our dealerships into regions. We expect a significant improvement in management effectiveness as a result of this reorganization, as well as added operating and cost efficiencies. During the nine months ended September 30, 2005, we incurred $4.2 million ($2.6 million, net of tax) of severance and other costs related to our regional reorganization; however, we began realizing the benefit of our realigned structure through lower personnel costs beginning in the second quarter. As a result, through September 30, 2005, we have realized $2.0 million ($1.3 million, net of tax) of savings. Our regional reorganization was substantially complete as of September 30, 2005. Currently, we estimate that the regional reorganization will improve income from continuing operations by approximately $3.5 million each year beginning in 2006.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

Net income increased $2.9 million to $15.0 million, or $0.45 per diluted share, for the three months ended September 30, 2005, from $12.1 million, or $0.37 per diluted share, for the three months ended September 30, 2004.

Income from continuing operations increased $4.5 million to $17.5 million, or $0.53 per diluted share, for the three months ended September 30, 2005, from $13.0 million, or $0.40 per diluted share, for the three months ended September 30, 2004.

The 23% increase in net income resulted from several factors, including: (i) a 15% increase in retail unit sales volume, (ii) a $227 improvement in the average gross profit per used vehicle retailed, (iii) $9.1 million in growth of fixed operations gross profit, (iv) a $3.4 million increase in same store F&I revenue resulting from increases in new and used retail sales volumes, (v) the negative impact of the hurricanes in Florida on our operations during the third quarter of last year, and (vi) a $0.5 million increase in our wholesale gross profit. These factors were partially offset by the following: (a) a $3.4 million increase in floor plan and non floor plan interest expense due to rising interest rates and (b) a $1.6 million increased loss from discontinued operations principally as a result of agreements to sell the remainder of the Thomason dealerships in Portland, Oregon.

Revenues-

	For the Three Months Ended September 30,		Increase	%
(Dollars in thousands)	2005	2004	(Decrease)	Change
New vehicle data:
Retail revenues-same store (1)	$843,528	$774,383	$69,145	9%
Retail revenues-acquisitions	25,385	—
Total new retail revenues	868,913	774,383	94,530	12%

Fleet revenues-same store (1)	31,341	29,313	2,028	7%
Fleet revenues-acquisitions	364	—
Total fleet revenues	31,705	29,313	2,392	8%
New vehicle revenue, as reported	$900,618	$803,696	$96,922	12%

New retail units-same store (1)	28,306	25,792	2,514	10%
New retail units-actual	29,316	25,792	3,524	14%

Used vehicle data:
Retail revenues-same store (1)	$265,273	$223,814	$41,459	19%
Retail revenues-acquisitions	8,567	—
Total used retail revenues	273,840	223,814	50,026	22%

Wholesale revenues-same store (1)	85,161	79,707	5,454	7%
Wholesale revenues-acquisitions	2,888	—
Total wholesale revenues	88,049	79,707	8,342	10%

Used vehicle revenue, as reported	$361,889	$303,521	$58,368	19%

Used retail units-same store (1)	15,961	14,092	1,869	13%
Used retail units-actual	16,533	14,092	2,441	17%

Parts, service and collision repair:
Revenues-same store (1)	$165,814	$148,580	$17,234	12%
Revenues-acquisitions	1,975	—
Parts, service and collision repair revenue, as reported	$167,789	$148,580	$19,209	13%

Finance and insurance, net:
Dealership generated revenues-same store (1)	$37,968	$34,617	$3,351	10%
Dealership generated revenues-acquisitions	1,228	—
Dealership generated finance and insurance revenue	39,196	34,617	4,579	13%
Corporate generated revenues	1,184	1,407
Finance and insurance revenue, as reported	$40,380	$36,024	$4,356	12%

Total revenue:
Same store (1)	$1,429,085	$1,290,414	$138,671	11%
Corporate generated	1,184	1,407
Acquisitions	40,407	—
Total revenue, as reported	$1,470,676	$1,291,821	$178,855	14%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Total revenues increased 14% to $1.5 billion for the three months ended September 30, 2005, from $1.3 billion for the three months ended September 30, 2004. Same store revenues increased 11% to $1.4 billion for the three months ended September 30, 2005, from $1.3 billion for the three months ended September 30, 2004.

Same store new retail revenue increased 9% to $843.5 million for the three months ended September 30, 2005, from $774.4 million for the prior year period, as a result of a 10% increase in new retail unit sales. Same store used vehicle retail revenue increased 19% to $265.3 million, compared to $223.8 million for the prior year period. Our same-store used retail unit sales increased 13% due to the continued strength of the used vehicle market during the quarter combined with the availability of high quality “trade-in” vehicles from the strong new vehicle retail market.

Fixed operations revenue increased 13%, to $167.8 million for the three months ended September 30, 2005, from $148.6 million for the three months ended September 30, 2004. Same store fixed operations revenue increased 12% to $165.8 million for the three months ended September 30, 2005, compared to $148.6 million for the three months ended September 30, 2004, as we had substantial growth across each line of our fixed business (13% increase in parts, 13% increase in service and a 5% increase in collision repair). This growth is a result of (i) our continued service adviser training, (ii) expansion of our product offerings, (iii) the implementation of more strategic advertising campaigns and (iv) our investment in expanding our service capacity. This was the fourth straight quarter that we experienced double digit fixed operations same store revenue growth. We expect fixed operations to continue to grow as we expand our service capacity through 2006. So far this year we have added 32 service stalls and we plan to add an additional 30 to 40 service stalls during the fourth quarter. In addition we have added 100 service technicians through September 30, 2005, and we plan on hiring another 20 to 30 technicians by the end of 2005.

F&I revenue increased 12% to $40.4 million for the three months ended September 30, 2005, from $36.0 million for the three months ended September 30, 2004. Same store dealership generated F&I increased 10% for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, driven by the increase in our retail unit sales volumes. Dealership generated F&I PVR (previously referred to as platform PVR) decreased 1% to $855 million for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. Dealership generated F&I revenue excludes revenue from contracts negotiated by our corporate office, which is attributable to retail units sold during prior periods. Corporate generated F&I revenue was $1.2 million for the three month periods ended September 30, 2005, compared to $1.4 million for the prior year period. We expect this revenue to decrease over the next few years.

We expect total revenue to increase as we continue to acquire dealerships, expand our service capacity and grow F&I revenues by focusing on our under-performing dealerships. However, future revenue growth will rely heavily on our ability to grow our sales volumes of new and used vehicles.

Gross Profit-

	For the Three Months Ended September 30,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail gross profit-same store (1)	$59,713	$54,452	$5,261	10%
Retail gross profit-acquisitions	1,400	—
Total new retail gross profit	61,113	54,452	6,661	12%

Fleet gross profit-same store (1)	701	582	119	20%
Fleet gross profit-acquisitions	17	—
Total fleet gross profit	718	582	136	23%
New vehicle gross profit, as reported	$61,831	$55,034	$6,797	12%

New retail units-same store (1)	28,306	25,792	2,514	10%
New retail units-actual	29,316	25,792	3,524	14%

Used vehicle data:
Retail gross profit-same store (1)	$32,406	$25,229	$7,177	28%
Retail gross profit-acquisitions	950	—
Total used retail gross profit	33,356	25,229	8,127	32%

Wholesale gross profit-same store (1)	(811)	(1,313)	502	38%
Wholesale gross profit-acquisitions	(41)	—
Total wholesale gross profit	(852)	(1,313)	461	35%
Used vehicle gross profit, as reported	$32,504	$23,916	$8,588	36%

Used retail units-same store (1)	15,961	14,092	1,869	13%
Used retail units-actual	16,533	14,092	2,441	17%

Parts, service and collision repair:
Gross profit-same store (1)	$84,635	$76,703	$7,932	10%
Gross profit-acquisitions	1,141	—
Parts, service and collision repair gross profit, as reported	$85,776	$76,703	$9,073	12%

Finance and insurance, net:
Dealership generated gross profit-same store (1)	$37,968	$34,617	$3,351	10%
Dealership generated gross profit-acquisitions	1,228	—
Dealership generated finance and insurance gross profit (2)	39,196	34,617	4,579	13%
Gross profit-corporate generated	1,184	1,407
Finance and insurance gross profit, as reported	$40,380	$36,024	$4,356	12%

Dealership generated gross profit PVR-same store (1)	$858	$868	$(10)	(1)%
Dealership generated gross profit PVR-actual (2)	$855	$868	$(13)	(1)%
Gross profit PVR-actual	$881	$903	$(22)	(2)%

Total gross profit:
Same store (1)	$214,612	$190,270	$24,342	13%
Corporate generated	1,184	1,407
Acquisitions	4,695	—
Total gross profit, as reported	$220,491	$191,677	$28,814	15%

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

Gross profit increased 15% to $220.5 million for the three months ended September 30, 2005, from $191.7 million for the three months ended September 30, 2004. Same store gross profit increased 13% to $214.6 million for the three months ended September 30, 2005, compared to $190.3 million for the three months ended September 30, 2004. The overall increase in same store gross profit was driven by double digit percentage increases in all four lines of business, lead by a 36% increase in used vehicle gross profit.

Same store gross profit on new retail vehicle sales increased $5.3 million to $59.7 million for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. The increase in same store gross profit on new retail vehicle sales was attributable to a 10% increase in same store unit sales as our average selling price and average gross profit per retail vehicles sold was flat with the prior year period. We expect that margins on new vehicles will be under pressure for the foreseeable future.

Same store gross profit on used vehicle retail sales increased $7.2 million to $32.4 million for the three months ended September 30, 2005, compared to $25.2 million for the three months ended September 30, 2004. Due to a strong market during the quarter and our ability to better value trade-ins, we were able to increase average same store gross profit PVR by 13% over the prior year period. In addition, the strength of the used vehicle market enabled us to reduce our wholesale loss by $0.5 million for the three months ended September 30, 2005, compared to the prior year quarter.

Same store gross profit from fixed operations increased 10% to $84.6 million for the three months ended September 30, 2005, from $76.7 million for the three months ended September 30, 2004, resulting primarily from the continued strong performance of our “customer pay” business.

Selling, General and Administrative Expenses-

SG&A expenses increased $17.6 million to $170.9 million for the three months ended September 30, 2005, from $153.3 million for the three months ended September 30, 2004. SG&A expenses as a percentage of gross profit for the three months ended September 30, 2005, improved 250 basis points to 77.5%, from 80.0% for the prior year period. The improvement in SG&A expenses as a percentage of gross profit was attributable to (i) our regional reorganization, which was largely completed during the first quarter of 2005; (ii) a reduction in advertising spend; and (iii) reduced insurance costs resulting from lower loss rates for worker compensation and initiatives in the area of property and casualty insurance.

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

Other interest expense increased $1.7 million to $10.3 million for the three months ended September 30, 2005, from $8.6 million for the three months ended September 30, 2004. The increase was the result of higher interest rates which offset a reduction in variable rate debt as we repaid $29.2 million of variable rate mortgage notes payable during the nine months ended September 30, 2005. We expect that our outstanding debt balances will remain relatively consistent for the near future, as we anticipate our next several acquisitions will be funded with our available cash. Fluctuations in other interest expense during the remainder of 2005 will be affected by potential changes in interest rates on $232.2 million of variable rate debt, consisting of (i) $200.0 million of our 8% Senior Subordinated Notes due 2014, which are variable until March 2006 as a result of a fair value swap, (ii) $21.4 million of notes payable secured by service loaner vehicles and (iii) $10.8 million of variable mortgage notes payable.

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

Discontinued Operations-

During the three months ended September 30, 2005, we exchanged two franchises with a fair market value of $1.5 million and $4.0 million in cash for one franchise, and as of September 30, 2005, we were under contract to sell eight franchises (eight dealership locations). The $2.5 million loss from discontinued operations is attributable to the net loss on the exchange of two franchises during the quarter and the operating losses of the franchises mentioned above. The loss from discontinued operations for the three months ended September 30, 2004, of $0.9 million includes the results of operations of the dealerships mentioned above, sixteen franchises (eleven dealership locations) that were sold between July 1, 2004 and June 30, 2005, and the net loss on the sale of franchises during the three months ended September 30, 2004.

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

Revenues-

	For the Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2005	2004	(Decrease)	Change
New vehicle data:
Retail revenues-same store (1)	$2,352,695	$2,181,078	$171,617	8%
Retail revenues-acquisitions	93,320	—
Total new retail revenues	2,446,015	2,181,078	264,937	12%

Fleet revenues-same store (1)	111,938	73,436	38,502	52%
Fleet revenues-acquisitions	1,856	—
Total fleet revenues	113,794	73,436	40,358	55%
New vehicle revenue, as reported	$2,559,809	$2,254,514	$305,295	14%

New retail units-same store (1)	77,020	72,565	4,455	6%
New retail units-actual	80,651	72,565	8,086	11%

Used vehicle data:
Retail revenues-same store (1)	$755,769	$654,924	$100,845	15%
Retail revenues-acquisitions	25,190	—
Total used retail revenues	780,959	654,924	126,035	19%

Wholesale revenues-same store (1)	244,396	232,590	11,806	5%
Wholesale revenues-acquisitions	9,846	—
Total wholesale revenues	254,242	232,590	21,652	9%
Used vehicle revenue, as reported	$1,035,201	$887,514	$147,687	17%

Used retail units-same store (1)	45,046	41,727	3,319	8%
Used retail units-actual	46,670	41,727	4,943	12%

Parts, service and collision repair:
Revenues-same store (1)	$472,693	$425,081	$47,612	11%
Revenues-acquisitions	10,108	—
Parts, service and collision repair revenue, as reported	$482,801	$425,081	$57,720	14%

Finance and insurance, net:
Dealership generated revenues-same store (1)	$107,420	$94,797	$12,623	13%
Dealership generated revenues-acquisitions	4,340	—
Dealership generated finance and insurance revenue	111,760	94,797	16,963	18%
Corporate generated revenues	3,754	4,556
Finance and insurance revenue, as reported	$115,514	$99,353	$16,161	16%

Total revenue:
Same store (1)	$4,044,911	$3,661,906	$383,005	10%
Corporate generated	3,754	4,556
Acquisitions	144,660	—
Total revenue, as reported	$4,193,325	$3,666,462	$526,863	14%

(1)                                Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Total revenues increased 14% to $4.2 billion for the nine months ended September 30, 2005, from $3.7 billion for the nine months ended September 30, 2004. Same store revenue grew 10% to $4.0 billion for the nine months ended September 30, 2005, from $3.7 billion for the nine months ended September 30, 2004.

Same store new vehicle retail revenue grew $171.6 million, or 8%, during the first nine months of 2005, compared to the first nine months of 2004, reflecting a 6% increase in same store new retail unit sales and a 2% increase in the average selling price per retail unit. Same store used vehicle retail revenue increased $100.8 million, or 15%, to $755.8 million on a 8% increase in same store unit sales and 7% increase in the average selling price per vehicle retailed in the first nine months of 2005, compared to the same period of 2004, as the used vehicle market continues to be strong.

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

Same store dealership generated F&I revenue increased $12.6 million to $107.4 million for the nine months ended September 30, 2005, compared to $94.8 million for the nine months ended September 30, 2004, due to increased retail vehicle volume and F&I PVR. Corporate generated F&I revenue was $3.8 million for the nine month period ended September 30, 2005, compared to $4.6 million for the prior year period.

Gross Profit-

	For the Nine Months Ended September 30,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail gross profit-same store (1)	$167,485	$158,244	$9,241	6%
Retail gross profit-acquisitions	5,971	—
Total new retail gross profit	173,456	158,244	15,212	10%

Fleet gross profit-same store (1)	2,103	1,562	541	35%
Fleet gross profit-acquisitions	13	—
Total fleet gross profit	2,116	1,562	554	35%
New vehicle gross profit, as reported	$175,572	$159,806	$15,766	10%

New retail units-same store (1)	77,020	72,565	4,455	6%
New retail units-actual	80,651	72,565	8,086	11%

	For the Nine Months Ended September 30,		Increase	%
(Dollars in thousands, except for per vehicle data)	2005	2004	(Decrease)	Change
Used vehicle data:
Retail gross profit-same store (1)	$88,621	$76,247	$12,374	16%
Retail gross profit-acquisitions	2,548	—
Total used retail gross profit	91,169	76,247	14,922	20%

Wholesale gross profit-same store (1)	351	(2,265)	2,616	115%
Wholesale gross profit-acquisitions	(29)	—
Total wholesale gross profit	322	(2,265)	2,587	114%
Used vehicle gross profit, as reported	$91,491	$73,982	$17,509	24%

Used retail units-same store (1)	45,046	41,727	3,319	8%
Used retail units-actual	46,670	41,727	4,943	12%

Parts, service and collision repair:
Gross profit-same store (1)	$243,271	$221,970	$21,301	10%
Gross profit-acquisitions	5,649	—
Parts, service and collision repair gross profit, as reported	$248,920	$221,970	$26,950	12%

Finance and insurance, net:
Dealership generated gross profit-same store (1)	$107,420	$94,797	$12,623	13%
Dealership generated gross profit-acquisitions	4,340	—
Dealership generated finance and insurance gross profit (2)	111,760	94,797	16,963	18%
Corporate generated gross profit	3,754	4,556
Finance and insurance gross profit, as reported	$115,514	$99,353	$16,161	16%

Dealership generated gross profit PVR-same store (1)	$880	$829	$51	6%
Dealership generated gross profit PVR-actual (2)	$878	$829	$49	6%
Gross profit PVR-actual	$907	$869	$38	4%

Total gross profit:
Same store (1)	$609,251	$550,555	$58,696	11%
Corporate generated	3,754	4,556
Acquisitions	18,492	—
Total gross profit, as reported	$631,497	$555,111	$76,386	14%

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

Gross profit increased 14% to $631.5 million for the nine months ended September 30, 2005, from $555.1 million for the nine months ended September 30, 2004. Same store gross profit increased 11% to $609.3 million for the nine months ended September 30, 2005, from $550.6 million for the nine months ended September 30, 2004.

Same store gross profit from new retail vehicle sales increased 6% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 due to a 6% increase in same store unit sales.

Same store gross profit on used vehicle retail sales increased 16% to $88.6 million for the nine months ended September 30, 2005, from $76.2 million for the nine months ended September 30, 2004, due to a strong used vehicle market during the first half of 2005 and the availability of high quality trade-in vehicles resulting from increased new vehicle sales volumes. Same store gross profit from fixed operations increased 10% to $243.3 million for the nine months ended September 30, 2005, from $222.0 million for the nine months ended September 30, 2004, resulting primarily from increased “customer pay” and, to a lesser extent, warranty work in both parts and service.

Same store dealership generated F&I PVR increased 6% to $880 for the nine months ended September 30, 2005, from $829 for the nine months ended September 30, 2004. The increase in F&I PVR is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process and (iii) maturation of our corporate-sponsored programs.

Selling, General and Administrative Expenses-

For the nine months ended September 30, 2005, SG&A expenses increased $56.5 million to $494.5 million, from $438.0 million for the nine months ended September 30, 2004. SG&A expenses as a percentage of gross profit for the nine months ended September 30, 2005 decreased to 78.3%, from 78.9% for the nine months ended September 30, 2004. The 60 basis point reduction in SG&A expense as a percentage of gross profit is attributed to (i) cost savings resulting from the regional reorganization (ii) reductions in advertising and insurance due to corporate sponsored initiatives which more than offset the increases in SG&A resulting from (i) the severance and related cost of the our regional reorganization and (ii) the increases in rent expense from the major sale-leaseback transaction completed in July 2004.

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

As of September 30, 2005, we had cash and cash equivalents of approximately $26.0 million and working capital of $295.3 million. In addition, we had $150.0 million available for borrowings under our committed credit facility for working capital, general corporate purposes and acquisitions.

Committed Credit Facility

On March 23, 2005, we entered into a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A., 17 other financial institutions (the “Syndicate”) and Ford Motor Credit Corporation (“FMCC”), collectively the Lenders. Concurrently with entering into the Committed Credit Facility, we terminated our First Amended and Restated Credit Agreement with FMCC, General Motors Acceptance Corporation (“GMAC”) and DaimlerChrysler Financial Services North America LLC. The Committed Credit Facility provides us with $650.0 million of new and used vehicle inventory financing (“Floor Plan Tranche”) and $150.0 million of working capital borrowing capacity (“Working Capital Tranche”). In addition, FMCC and GMAC have committed $150.0 million and $100.0 million of floor plan financing outside of the Syndicate to finance inventory at our Ford dealerships and General Motors’ dealerships, respectively. In total, these commitments give us $150.0 million of working capital borrowing capacity and $900.0 million of floor plan borrowing capacity. Floor plan notes payable to a party affiliated with the manufacturers from which we purchase new vehicle inventory are classified as Floor Plan Notes Payable – manufacturer affiliated on the accompanying Consolidated Balance Sheets. All other floor plan notes payable are classified as Floor Plan Notes Payable – non-manufacturer affiliated.

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

Floor Plan Financing-

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory. We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “floor plan notes payable – manufacturer affiliated” and all other floor plan notes payable “floor plan notes payable – non-manufacturer affiliated.”  As of September 30, 2005, total borrowing capacity under the floor plan financing agreements with our vehicle floor plan providers totaled $900.0 million. In addition, as of September 30, 2005, we had total borrowing capacity of $56.0 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of September 30, 2005, we had $531.2 million, including $32.3 million classified as Liabilities Associated with Assets Held for Sale, outstanding to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our vehicle inventory.

During the nine months ended September 30, 2005, we refinanced our floor plan notes payable through the repayment of $334.7 million of floor plan notes payable – non-manufacturer affiliated and $93.4 million of floor plan notes payable – manufacturer affiliated with borrowings from our Committed Credit Facility. As a result, during the nine months ended September 30, 2005, Floor plan notes payable – manufacturer affiliated decreased by $93.4 million and Floor plan notes payable – non-manufacturer affiliated increased by $93.4 million. In addition, during the nine months ended September 30, 2005 our Floor plan borrowings – non-manufacturer affiliated and Floor plan repayments – non-manufacturer affiliated increased by $334.7 million.

Derivative Instruments-

We have three interest rate swap agreements that are scheduled to expire in March 2006. At that time, we will make a cash payment equal to the fair market value of the swap agreements on that date. As it is our intention to keep the related debt in place subsequent to the termination of these swaps, the corresponding amount in Accumulated Other Comprehensive Income and the offset to our 8% Senior Subordinated Notes Payable due 2014 will be recognized as a component of floor plan interest expense and other interest expense, respectively, over the original swap terms of 10 years (8 years from the point of termination). As of September 30, 2005, the combined liability of the swap agreements was $13.0 million.

Acquisitions and Acquisition Financing-

During the nine months ended September 30, 2005, we acquired three franchises (one dealership location) for an aggregate purchase price of $26.8 million, including $9.3 million of cash, $15.3 million of borrowings from our floor plan facilities, the exchange of two of our franchises valued at $1.5 million and $0.7 million represented the fair value of future payments. During the nine months ended September 30, 2004, we acquired six franchises (six dealership locations) for an aggregate purchase price of $103.0 million, including $71.6 million of cash, $28.8 million of borrowings from our floor plan facilities and $2.6 million of future payments.

Sale-Leaseback Transactions-

During the nine months ended September 30, 2005, we completed two sale-leaseback transactions and sold real estate in connection with a pending sale-leaseback transaction, which resulted in the sale of approximately $17.2 million of real estate and construction improvements and the commencement of long-term operating leases for the assets sold.

Debt Covenants-

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) an adjusted current ratio of at least 1.2 to 1, of which our ratio was approximately 1.6 to 1 as of September 30, 2005; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was approximately 1.4 to 1 as of September 30, 2005; (iii) an adjusted leverage ratio of not more than 4.5 to 1, of which our ratio was approximately 3.3 to 1 as of September 30, 2005 and (iv) a minimum adjusted net worth of not less than $350.0 million, of which our adjusted net worth was approximately $475.4 million as of September 30, 2005. A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was approximately 1.4 to 1 as of September 30, 2005 and (ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was approximately 3.1 to 1 as of September 30, 2005. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the amount to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of September 30, 2005, we were in compliance with all our debt and lease agreement covenants.

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

As a result we have (i) restated floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable non-manufacturer affiliated on our Consolidated Balance Sheets (ii) restated the related non-manufacturer affiliated cash flows as a financing activity on our Consolidated Statements of Cash flows with borrowings reflected separately from repayments and (iii) included floor plan notes payable activity associated with dealership acquisitions and divestitures in the Consolidated Statements of Cash Flows. The Consolidated Statements of Cash Flows have been restated, resulting in a $12.9 million decrease in cash flows from operating activities and a $19.0 million increase in cash flows from operating activities; a $10.2 million and a $20.5 million decrease in cash flows from investing activities; and a $23.1 million and $1.5 million increase in cash flows from financing activities for the nine months ended September 30, 2005 and 2004, respectively.

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

	For the Nine Months Ended September 30,
(In thousands)	2005	2004
Reconciliation of Cash provided by Operating Activities to Adjusted Cash provided by (used in) Operating Activities
Cash provided by operating activities – restated	$37,414	$11,250
Floor plan notes payable – non-manufacturer affiliated, net	48,246	(13,662)
Cash provided by (used in) operating activities – as adjusted	$85,660	$(2,412)

Reconciliation of Cash provided by Financing Activities to Adjusted Cash (used in) provided by Financing Activities
Cash provided by financing activities – restated	$19,851	$34,058
Floor plan borrowings – non-manufacturer affiliated	(2,454,384)	(1,744,093)
Floor plan repayments – non-manufacturer affiliated	2,406,138	1,757,755
Cash (used in) provided by financing activities – as adjusted	$(28,395)	$47,720

Operating Activities-

Net cash provided by operating activities totaled $37.4 million and $11.3 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by operating activities, as adjusted, totaled $85.7 million for the nine months ended September 30, 2005. Net cash used in operating activities, as adjusted, totaled $2.4 million for the nine months ended September 30, 2004. Cash provided by (used in) operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory. The increase in our cash provided by operating activities, as adjusted, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, was primarily attributable to (i) the timing of collection of accounts receivable and contracts-in-transit, (ii) the timing of inventory purchases and repayments of floor plan notes payable and (iii) timing of payments of accounts payable and accrued liabilities. In addition, during the nine months ended September 30, 2004, we decided to repay a portion of our new and used vehicle floor plan notes payable prior to the sale of the related vehicles, which reduced our cash provided by operating activities, as adjusted, by approximately $56.0 million for the nine months ended September 30, 2004.

We borrowed $15.3 million and $28.8 million from our floor plan facilities for the purchase of inventory in connection with three and six franchise acquisitions during the nine months ended September 30, 2005 and 2004, respectively. In addition, in connection with six and nine franchise divestitures we repaid $7.7 million of floor plan notes payable during each of the nine months ended September 30, 2005 and 2004, respectively. Acquisition and divestiture activity increased our cash provided by operating activities, as adjusted, by $7.6 million and $21.1 million for the nine months ended September 30, 2005 and 2004, respectively.

Investing Activities—

Net cash used in investing activities totaled $59.4 million and $133.8 million for the nine months ended September 30, 2005 and 2004, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $51.0 million and $56.6 million for the nine months ended September 30, 2005 and 2004, respectively, of which $24.4 million and $20.4 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the nine months ended September 30, 2005 and 2004, respectively. Our capital investments consisted of upgrades of our existing facilities and construction of new facilities. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. During the nine months ended September 30, 2005 and 2004, we received $4.1 million and $10.1 million, respectively, in construction reimbursements from lessors in connection with our sale-leaseback agreements. We expect that capital expenditures during 2005 will total approximately $80.0 million, of which we intend to finance approximately 60% principally through sale-leaseback agreements.

Cash used for acquisitions totaled $24.6 million and $100.4 million for the nine months ended September 30, 2005 and 2004, respectively. We do not anticipate making any additional acquisitions in 2005.

Proceeds from the sale of assets totaled $12.8 million and $11.8 million for the nine months ended September 30, 2005 and 2004, respectively. We are under contract to sell the six remaining Thomason dealerships in Portland, Oregon in the fourth quarter of 2005. Based on the contracted sales price, we will receive approximately $40 million of net proceeds (approximately $65.0 million of gross proceeds less approximately $25.0 million of floor plan repayments), and we expect to generate another $20 million in cash in the first quarter of 2006 through cash tax savings and the settlement of net assets not included in the sale. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash provided by financing activities totaled $19.9 million and $34.1 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in financing activities, as adjusted, totaled $28.4 million for the nine months ended September 30, 2005. Net cash provided by financing activities, as adjusted, totaled $47.7 million during the nine months ended September 30, 2004. During the nine months ended September 30, 2005 and 2004, proceeds from borrowings amounted to $23.3 million and $21.6 million, which was used to finance construction on our dealership facilities and general corporate purposes. In addition, in 2005 we incurred $5.0 million of debt issuance costs associated with our Committed Credit Facility.

During the nine months ended September 30, 2005 and 2004, we repaid debt of $49.7 million and $90.3 million, respectively including $32.4 million of our outstanding mortgage notes payable, the majority of which resulted from our decision to repay approximately $29.2 million of our variable rate mortgage notes payable.

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

Notes Receivable—Finance Contracts—

As of September 30, 2005 and December 31, 2004, we had outstanding notes receivable from finance contracts of $26.1 million and $30.9 million, respectively (net of an allowance for credit losses of $3.7 million and $6.2 million, respectively). These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve.

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

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Adjusted cash provided by (used in) operating and financing activities

	For the Nine Months Ended September 30,
(In thousands)	2005	2004
Reconciliation of Cash provided by Operating Activities to Adjusted Cash provided by (used in) Operating Activities
Cash provided by operating activities – restated	$37,414	$11,250
Floor plan notes payable – non-manufacturer affiliated, net	48,246	(13,662)
Cash provided by (used in) operating activities – as adjusted	$85,660	$(2,412)

Reconciliation of Cash provided by Financing Activities to Adjusted Cash (used in) provided by Financing Activities
Cash provided by financing activities – restated	$19,851	$34,058
Floor plan borrowings – non-manufacturer affiliated	(2,454,384)	(1,744,093)
Floor plan repayments – non-manufacturer affiliated	2,406,138	1,757,755
Cash (used in) provided by financing activities – as adjusted	$(28,395)	$47,720

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

The following table reconciles finance and insurance gross profit to dealership generated finance and insurance gross profit, and provides the necessary components to calculate dealership generated finance and insurance gross profit PVR:

	For the Three Months Ended September 30,
(In thousands, except for unit and per vehicle data)	2005	2004
Reconciliation of Finance and Insurance Gross Profit to Dealership Generated Finance and Insurance Gross Profit:
Finance and insurance gross profit, net (as reported)	$40,380	$36,024
Less: Corporate generated finance and insurance gross profit	(1,184)	(1,407)
Dealership generated finance and insurance gross profit	$39,196	$34,617

Dealership generated finance and insurance gross profit PVR	$855	$868

Retail units sold:
New retail units	29,316	25,792
Used retail units	16,533	14,092
Total	45,849	39,884

	For the Nine Months Ended September 30,
(In thousands, except for unit and per vehicle data)	2005	2004
Reconciliation of Finance and Insurance Gross Profit to Dealership Generated Finance and Insurance Gross Profit:
Finance and insurance gross profit, net (as reported)	$115,514	$99,353
Less: Corporate generated finance and insurance gross profit	(3,754)	(4,556)
Dealership generated finance and insurance gross profit	$111,760	$94,797

Dealership generated finance and insurance gross profit PVR	$878	$829

Retail units sold:
New retail units	80,651	72,565
Used retail units	46,670	41,727
Total	127,321	114,292

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness.  Based on $763.4 million of total variable rate debt (excluding $5.5 million of our fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014 and including floor plan notes payable) outstanding as of September 30, 2005, a 1% change in interest rates would result in a change of approximately $7.6 million to our annual other interest expense. Conversely, based on fixed-rate debt of $271.5 million a 1% change in interest would mean we would not experience the impact of a $2.7 million change in interest expense.

We received $21.3 million of interest credit assistance from certain automobile manufacturers during the nine months ended September 30, 2005. Interest credit assistance reduced new vehicle cost of sales from continuing operations for the nine months ended September 30, 2005 by $20.3 million and reduced new vehicle inventory by $3.4 million and $3.9 million as of September 30, 2005 and December 31, 2004, respectively. Although we can provide no assurance as to the amount of future interest credit assistance, based on historical data, it is our expectation that an increase in prevailing interest rates would result in some increase in interest credit assistance from certain automobile manufacturers.

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

4.1

Fourth Supplemental Indenture, dated as of September 30, 2005 among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005)*

4.2

Third Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005)*

10.1

Third Amendment to Employment Agreement of Kenneth B. Gilman, dated as of November 3, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005)*

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

4.1

Fourth Supplemental Indenture, dated as of September 30, 2005 among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005)*

4.2

Third Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005)*

10.1

Third Amendment to Employment Agreement of Kenneth B. Gilman, dated as of November 3, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005)*

15.1	Awareness letter from Deloitte & Touche LLP.

31.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006

31.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2006

*  Incorporated by reference