Form 10-K
period 2005-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2006-03-16
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-31262

ASBURY AUTOMOTIVE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	01-0609375
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
622 Third Avenue, 37th Floor
New York, New York	10017
(Current address of principal executive offices)	(Zip Code)

(212) 885-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large Accelerated Filer ☐ Accelerated filer ☒  Non-Accelerated Filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of the registrant’s common stock as of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $173,091,638.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of March 13, 2006, was 32,973,156 (net of 1,586,587 treasury shares).

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
2005 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Information

Certain statements in this report constitute “forward-looking statements” as such term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this report include statements relating to goals, plans and pending acquisitions, projections regarding our financial position, results of operations, market position, business strategy and expectations of our management with respect to, among other things:

•  our relationships with vehicle manufacturers;

•  our ability to improve our margins;

•  operating cash flows and availability of capital;

•  capital expenditures;

•  the amount of our indebtedness;

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

•  our ability to generate sufficient cash flows;

•  market factors and the future economic environment, including consumer confidence, interest rates, the price of oil and gasoline, the level of manufacturer incentives and the availability of consumer credit;

•  the reputation and financial condition of vehicle manufacturers whose brands we represent, and their ability to design, manufacture, deliver and market their vehicles successfully;

•  the ability of our principal vehicle manufacturers to continue to produce vehicles that are in high demand by our customers;

•  our ability to enter into and/or renew our framework and dealership agreements on favorable terms;

•  the inability of our dealership operations to perform at expected levels or achieve expected targets;

•  our ability to successfully integrate recent and future acquisitions;

•  our relationships with the automotive manufacturers which may affect our ability to complete additional acquisitions;

•  changes in, or failure or inability to comply with, laws and regulations governing the operation of automobile franchises, accounting standards, the environment and taxation requirements;

•  high levels of competition in the automotive retailing industry which may create pricing pressures on the products and services we offer;

•  our inability to minimize operating expenses or adjust our cost structure;

•  our failure to achieve expected future cost savings from our recent reorganization;

•  the loss of key personnel; and

•  the outcome of any pending or threatened litigation.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, whether as a result of new information, future events or otherwise. Please see the section under “Item 1A. Risk Factors” for a further discussion of the factors that may cause actual results to differ from our projections.

Moreover, the factors set forth under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report. We urge you to carefully consider those factors.

Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our Internet site at http://www.asburyauto.com on the same day that the information is filed with the Securities and Exchange Commission (the “Commission”). We also make available on our web site copies of our charter, bylaws and materials that outline our corporate governance policies and practices, including:

•  the charters of our audit committee, governance and nominating committee, and compensation committee;

•  our criteria for independence of members of our board of directors and audit committee;

•  our Corporate Governance Guidelines; and

•  our Code of Conduct and Ethics for Directors, Officers and Employees.

You may also obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations Department, Asbury Automotive Group, Inc., 622 Third Avenue, 37th Floor, New York, New York 10017. In addition, the Commission makes available on its web site, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the Commission. The Commission’s web site is http://www.sec.gov. Unless otherwise specified, information contained on our web site, available by hyperlink from our web site or on the Commission’s web site, is not incorporated into this report or other documents we file with, or furnish to, the Commission.

As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”), our chief executive officer submitted to the NYSE his annual certification on May 17, 2005 stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to our annual report on Forms 10-K and 10K/A for the year ended December 31, 2004, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Commission.

Item 1.                        Business

We are one of the largest automotive retailers in the United States, operating 125 franchises at 90 dealership locations as of December 31, 2005. We offer our customers an extensive range of automotive products and services, including:

•  new and used vehicles and related financing;

•  vehicle maintenance and repair services;

•  replacement parts; and

•  warranty, insurance and extended service contracts.

For the year ended December 31, 2005, our revenues were $5.5 billion and our net income was $61.1 million.

Asbury Automotive Group, Inc. was incorporated in Delaware on February 15, 2002. On March 13, 2002, we effected an initial public offering of our common stock, and on March 14, 2002, our stock was listed on the NYSE under the ticker symbol “ABG”. Our predecessor entity, a limited liability company, was formed in 1994 by then-current management and Ripplewood L.L.C. In 1997, an investment fund affiliated with Freeman Spogli, acquired a significant interest in us. These groups identified an opportunity to aggregate a number of the nation’s top automotive dealers as one cohesive organization with the end result being the Company described in this Annual Report on Form 10-K.

General Description of Our Operations

As of December 31, 2005, we operated dealerships in 23 metropolitan markets throughout the United States. In late 2004, we began the process of reorganizing our retail network. Prior to that time, we had nine regional dealership groups or “platforms.” Each platform originally operated as an independent business before being acquired and integrated into our operations. We completed our retail network reorganization in the first quarter of 2005. As a result of such reorganization, our retail network is comprised of principally four regions and includes eleven dealership groups, each marketed under different local brands. During the fourth quarter of 2005, we sold four of our Thomason dealerships in Portland, Oregon and are in the process of selling the remaining two dealerships as well as our Spirit Nissan and Dodge stores in Southern California. We expect to complete these sales in the first half of 2006, which will reduce the number of metropolitan markets in which we operate to 21.

The following is a detailed breakdown of our markets and dealerships as of December 31, 2005:

Brand Names by Region	Date of Initial Acquisition	Markets	Franchises
South
Nalley Automotive Group	September 1996	Atlanta, GA	Acura, Audi, BMW, Chrysler, Hino, Honda, Infiniti, Isuzu Truck, Jaguar, Jeep, Lexus(a), Navistar, Peterbilt, Volvo
North Point Auto Group	February 1999	Little Rock, AR	BMW, Ford, Hyundai(a), Lincoln, Mazda, Mercury, Nissan(a), Toyota, Volkswagen, Volvo

Florida
Courtesy Autogroup	September 1998	Tampa, FL	Chrysler, GMC(d), Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Pontiac(d), Toyota
Coggin Automotive Group	October 1998	Jacksonville, FL	Chevrolet, GMC(a), Honda(a), Kia, Nissan(a), Pontiac(a), Toyota, Buick
		Orlando, FL	Buick, Chevrolet, Ford, GMC, Honda(a), Lincoln, Mercury, Pontiac
		Fort Pierce, FL	BMW, Honda, Mercedes-Benz
West
Thomason Autogroup	December 1998	Portland, OR	Honda(b), Hyundai(b)
Northern California Dealerships	April 2003	Fresno, CA Sacramento, CA	Mercedes-Benz, Nissan Mercedes-Benz
Spirit Automotive Group	April 2004	Rancho Santa Margarita, CA Los Angeles, CA	Nissan(c) Dodge(b), Honda
David McDavid Auto Group	April 1998	Dallas/Fort Worth, TX	Acura, Buick, GMC, Honda(a), Lincoln, Mercury, Pontiac
		Houston, TX	Honda, Nissan
		Austin, TX	Acura
Mid-Atlantic
Crown Automotive Company	December 1998	Greensboro, NC	Acura, BMW, Cadillac, Chevrolet, Chrysler, Dodge, GMC, Honda, Nissan, Pontiac, Volvo
		Chapel Hill, NC	Honda, Volvo
		Fayetteville, NC	Dodge, Ford
		Charlotte, NC	Honda
		Richmond, VA	Acura, BMW(a), MINI
		Charlottesville, VA	BMW, Porsche
		Greenville, SC	Chrysler, Jeep, Nissan
Gray-Daniels Auto Family	April 2000	Jackson, MS	Buick, Cadillac, Chevrolet(a), Ford, GMC, Lincoln, Mercury, Nissan(a), Pontiac, Toyota
Plaza Motor Company	December 1997	St. Louis, MO	Audi, BMW, Cadillac, Infiniti, Land Rover, Lexus, Mercedes-Benz, Porsche

(a)           This market has two of these franchises.

(b)          Pending divestitures as of December 31, 2005.

(c)           Pending divestiture at December 31, 2005 and sold in first quarter of 2006.

(d)          Includes one franchise that did not qualify as a discontinued operation as of December 31, 2005, but was sold in the first quarter of 2006.

In addition to the sale of new and used vehicles, our dealerships offer a wide range of other products and services, including repair and warranty work, replacement parts, extended warranty coverage and finance and insurance products.

New vehicle sales

Our franchises include a diverse portfolio of 33 American, European and Asian brands. Our new vehicle sales include the sale of new vehicles to individual retail customers (“new retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms “new retail” and “fleet” being collectively referred to as “new”). In 2005, we retailed approximately 106,000 new vehicles through our dealerships. New vehicle retail sales were approximately 58% of our total revenues and 28% of our total gross profit for the year ended December 31, 2005. Fleet sales, which provide significantly less margin than retail sales, were approximately 3% of total revenues for the year ended December 31, 2005. We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed (“PVR”). We believe that our diverse brand, product and price mix enables us to reduce our exposure to specific product supply shortages and changing customer preferences. Please see “Business Strategy—Focus on Premier Brand Mix, Strategic Markets and Diversification” below for a discussion on our diverse offering of brands and products.

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

Used vehicle sales

We sell used vehicles at virtually all of our franchised dealerships. Used vehicle sales include the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”). In 2005, we retailed approximately 61,000 used vehicles through our dealerships. Retail sales of used vehicles, which generally have higher gross margins than new vehicles, made up approximately 18% of our total revenues and 14% of our total gross profit for the year ended December 31, 2005. Used vehicle revenue from wholesale sales was 6% of total revenue for the year ended December 31, 2005. Profits from the sales of used vehicles are dependent primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and effectively manage inventory. Our new vehicle operations provide our used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which we believe are a good source of attractive used vehicle inventory. In addition, a significant portion of our used vehicle inventory is purchased at auctions restricted to new vehicle dealers (offering off-lease, rental and fleet vehicles) and “open” auctions which offer vehicles sold by other dealers and repossessed vehicles. Used vehicle inventory is typically wholesaled after approximately 60 days, except for low value trade-ins, which are wholesaled almost immediately. The reconditioning of used vehicles also creates profitable service work for our fixed operations departments.

We intend to grow our used vehicle sales by maintaining high quality inventory across all price ranges, providing competitive prices and continuing to enhance our marketing initiatives. Based on sharing of best practices among our dealerships, we have regionally centralized used car functions responsible for working with our general managers to determine which vehicles to stock at each store.

We transfer used vehicles among our dealerships to provide a balanced mix of used vehicle inventory at each of our dealerships. We believe that acquisitions of additional dealerships will expand the internal market for the transfer of used vehicles among our dealerships and, therefore, increase the ability of each dealership to offer a balanced mix of used vehicles.

We have taken several steps towards building client confidence in our used vehicle inventory, including participation in the manufacturers’ certification processes, which was traditionally only available to new vehicle franchises. These processes make certain used vehicles eligible for new vehicle benefits such as new vehicle finance rates and extended manufacturer warranties. In addition, each dealership offers customers the opportunity to purchase extended warranties, which are provided by third parties, on its used car sales.

Parts, service and collision repair

We refer to the parts, service and collision repair area of our business as “fixed operations”. We sell parts and provide maintenance and repair service at all of our franchised dealerships, primarily for the vehicle brands sold at those dealerships. In addition, as of December 31, 2005, we maintained 24 free-standing collision repair centers in close proximity to our dealerships. Our dealerships and collision repair centers collectively operate approximately 2,100 service bays. Parts, service and collision repair centers accounted for approximately 12% of our total revenues and 40% of our total gross profit as of December 31, 2005.

Historically, fixed operations revenues have been more stable than vehicle sales. Industry-wide, parts and service revenues have consistently increased over the last 20 years primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increased number of vehicles on the road. We believe the variety and quality of extended warranty plans available for both new and used vehicles in recent years has seen progressive expansion and improvement. We believe this trend may also be a contributing factor in our fixed operations revenue growth. As of December 31, 2005, warranty work accounted for approximately 20% of our parts and service business revenue.

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

One of our major goals is to retain each vehicle purchaser as a long-term customer of our parts and service departments. Currently, we estimate that approximately 30% of customers return to our dealerships for other services after the vehicle warranty expires. Therefore, we believe that significant opportunity for growth exists in the maintenance service business. Each dealership has systems in place to track customer maintenance records and to notify owners of vehicles purchased at the dealership when their vehicles are due for periodic services. Service and repair activities are an integral part of our overall approach to customer service. As such, we added approximately 140 fixed operations employees, including approximately 100 technicians, to our continuing operations during 2005, to ensure that our customers continue to receive excellent service as this aspect of our business expands.

Finance and insurance

We generally arrange for the financing of the sale or lease of new and used vehicles to customers through third party vendors. We arranged customer financing with no recourse to us on approximately 60% of the vehicles we sold during the year ended December 31, 2005. These transactions result in commissions being paid to us by the third party lenders, including manufacturer captive finance subsidiaries. To date, we have entered into “preferred lender agreements” with 18 lenders. Under the terms of the preferred lender agreements, each lender has agreed to provide a marketing fee to us above the standard commission for each loan that our dealerships place with that lender. Furthermore, many of the insurance products we sell result in additional underwriting profits and investment income yields based on portfolio performance.

We receive highly favorable pricing on these products from our vendors as a result of our size and sales volume. We earn sales-based commissions on substantially all of these products while taking virtually no risk related to loan payments, insurance payments or investment performance, which are generally borne by third parties. These commissions are subject to cancellation, in certain circumstances, if the customer cancels the contract. Our finance and insurance business generated approximately 3% of our total revenues and 18% of our total gross profit for the year ended December 31, 2005.

Recent Developments

In January 2006, we sold one franchise (one dealership location) in Southern California. We sold this franchise for $3.1 million and recognized a loss on the sale of approximately $1.0 million. In March 2006, we sold two franchises (one dealership location) in Tampa, Florida. We sold these franchises for $6.1 million and recognized a gain on the sale of approximately $1.0 million. We did not have a commitment to sell these franchises as of December 31, 2005 and therefore did not classify these franchises as discontinued operations as of December 31, 2005.

We have a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A. and 17 other financial institutions. In March 2006 we amended our Committed Credit Facility to include DaimlerChrysler Financial Services (“DCFS”) in the syndicate of lenders (the “Syndicate”) and to extend the Committed Credit Facility to March 2009. In addition, DCFS will provide $120.0 million of floor plan financing outside of the Syndicate to finance inventory purchases at our Mercedes, Chrysler, Dodge and Jeep dealerships. Subsequent to the signing of this amendment, floor plan borrowings from DCFS will be included in Floor Plan Notes Payable—Manufacturer Affiliated on our Consolidated Balance Sheets. The DCFS facility has no stated termination date and borrowings will accrue interest based on LIBOR. In addition, we reduced the borrowing capacity of the revolving line of credit under the Committed Credit Facility from $150.0 million to $125.0 million and reduced the commitment of the Syndicate to finance our inventory purchases from $650.0 million to $425.0 million.

Business Strategy

Focus on Premier Brand Mix, Strategic Markets and Diversification

We classify our franchise sales lines into luxury, mid-line import, mid-line domestic, value, and heavy trucks. Luxury and mid-line imports together accounted for approximately 73% of our new retail vehicle revenues as of December 31, 2005 and comprised over half of our total franchises. Over the last 15 years, luxury and mid-line imports have gained market share at the expense of mid-line domestic brands.

Generally, luxury and mid-line imports generate above average gross margins and greater customer loyalty. Furthermore, customers for these brands tend to service their vehicles more frequently at a franchised dealership than customers of other brands, which makes these brands more profitable from a parts and service perspective.

The following table reflects current franchises and the share of new retail vehicle revenue represented by each class of franchise:

Class/Franchise	Number of Franchises as of December 31, 2005	% of New Retail Vehicle Revenue for the Year Ended December 31, 2005
Luxury
BMW	8	6%
Acura	5	5
Mercedes-Benz	5	8
Lincoln	4	1
Volvo	4	2
Cadillac	3	1
Infiniti	3	3
Lexus	3	6
Audi	2	1
Porsche	2	*
Jaguar	1	*
Land Rover	1	*
Total Luxury	41	33%
Mid-Line Import
Honda(a)	14	20%
Nissan(a)	12	12
Toyota	4	7
Mazda	1	*
MINI	1	*
Volkswagen	1	1
Total Mid-Line Import	33	40%
Mid-Line Domestic
GMC(b)	7	3%
Pontiac(b)	7	1
Chevrolet	5	3
Buick	4	*
Chrysler	4	2
Ford	4	6
Mercury	4	1
Dodge(a)	3	1
Jeep	3	1
Total Mid-Line Domestic	41	18%
Value
Hyundai(a)	4	1%
Kia	2	1
Total Value	6	2%
Heavy Trucks
Hino	1	* %
Isuzu	1	1
Navistar	1	4
Peterbilt	1	2
Total Heavy Trucks	4	7%
TOTAL	125	100%

*       Franchise accounted for less than 1% of new retail vehicle revenue for the year ended December 31, 2005.

(a)    Includes one pending divestiture as of December 31, 2005.

(b)    Includes one franchise sold subsequent to December 31, 2005 that was not a pending divestiture as of December 31, 2005 and therefore was not classified as a discontinued operation as of December 31, 2005.

Asbury’s geographic coverage encompassed 23 different metropolitan markets at 90 locations in 11 states as of December 31, 2005: Arkansas, California, Florida, Georgia, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Texas and Virginia. New vehicle sales revenue is diversified among manufacturers and for the year ended December 31, 2005 of which Honda (20%), Nissan (12%), Mercedes-Benz (8%), Toyota (7%), BMW (6%), Ford (6%), Lexus (6%) and Acura (5%) represented the highest concentrations. We believe that our broad geographic coverage as well as diversification among manufacturers decreases our exposure to regional economic downturns and manufacturer-specific risks such as warranty issues or production disruption. See “Risk Factors—Risk Factors Related to our Dependence on Vehicle Manufacturers—Adverse conditions affecting the manufacturers may negatively impact our profitability” for a list of such manufacturer-specific risks.

Each of our dealerships maintains a strong local brand that has been enhanced through local advertising over many years. Our cultivation of strong local brands may be beneficial because we believe that consumers prefer to interact with a locally recognized brand. By placing franchises in one geographic location under a single, local brand, we expect to generate advertising synergies and retain customers even as they purchase and service different automobile brands.

Maintain Variable Cost Structure and Emphasize Expense Control

We continually focus on controlling expenses and expanding margins at our existing dealerships and those that are integrated into our operations upon acquisition. Our variable cost structure generally helps us manage expenses in a variety of economic environments, as the majority of our operating expenses consist of incentive-based compensation, vehicle carrying costs, advertising and other variable and controllable costs. The majority of our general manager compensation and virtually all salesperson compensation is tied to profits of the dealership. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and the majority of other non-clerical dealership personnel are paid a commission or a modest salary plus commission. In addition, dealership management compensation is tied to individual dealership profitability. We believe we can further manage these types of costs through best practices, standardization of compensation plans, controlled oversight and accountability and centralized processing systems.

Focus on Higher Margin Products and Services

While new vehicle sales are critical to drawing customers to our dealerships, used vehicle retail sales, fixed operations and finance and insurance generally provide significantly higher profit margins and account for the majority of our profitability. In addition, we have discipline-specific executives at both the corporate and dealership levels who focus on increasing the penetration of current services and expanding the breadth of our offerings to customers. While each of our dealership general managers have the independence and flexibility to respond effectively to local market conditions, each pursues an integrated strategy, as directed from our centralized management team, to grow these higher margin businesses to enhance profitability and stimulate internal growth.

•  Fixed Operations.   We offer parts, perform vehicle service work and operate collision repair centers, all of which provide important sources of recurring revenue with high gross profit margins. For the year ended December 31, 2005, gross profits from these businesses absorbed approximately 58% of our total operating expenses, including corporate office expenses, but excluding salespersons’ compensation. We intend to continue to grow this higher-margin business and increase this cost absorption rate by adding new service bays and increasing capacity utilization of existing service bays. To help ensure high levels of customer satisfaction within our parts, service and collision repair operations, we added approximately 140 fixed operations employees, including approximately 100 technicians, to our continuing operations. In addition, given the increased sophistication of vehicles, our repair operations provide detailed expertise and state-of-the-art diagnostic equipment that we believe independent repair shops cannot adequately provide. Our repair operations also provide manufacturer warranty work that must be done at certified franchise dealerships, rather than through independent dealers.

•  Finance and Insurance.   We intend to continue to bolster our finance and insurance revenues by offering a broad range of conventional finance and lease alternatives to fund the purchase of new and used vehicles. In addition to offering these third party financing products, we intend to expand our already broad offering of third party products such as credit insurance, extended service contracts, maintenance programs and a host of other niche products to meet all of our customer needs on a “one stop” shopping basis. Moreover, continued in-depth sales training efforts and innovative computer technologies will serve as important tools in growing our finance and insurance profitability. We have increased dealership generated finance and insurance revenue per vehicle retailed to $883 for the year ended December 31, 2005 from $843 for the year ended December 31, 2004. We have successfully increased our dealership generated finance and insurance revenue per vehicle retailed each year since our inception. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Information.”

Local Management of Dealership Operations and Centralized Administrative and Strategic Functions

We believe that local management of dealership operations enables our retail network to provide market-specific responses to sales, customer service and inventory requirements. Our dealerships are operated as distinct profit centers in which the general managers are responsible for the operations, personnel and financial performance of their dealerships as well as other day-to-day operations. Our local management teams’ familiarity with their markets enables them to effectively run day-to-day operations, market to customers, recruit new employees and gauge acquisition opportunities in these markets. The general manager of each dealership is supported by a management team consisting, in most cases, of a new vehicle sales manager, a used vehicle sales manager, a finance and insurance manager, a parts manager and service managers. We have a management structure that is intended to promote and reward entrepreneurial spirit and the achievement of team goals and is complemented by regionally centralized technology and financial controls, as well as sharing best practices and market intelligence throughout the organization. See “Experienced and ‘Incentivized’ Corporate and Dealership Management” below for a discussion of the incentive-based pay system for management at our corporate office and at our dealerships.

We employ professional management practices in all aspects of our operations, including information technology and employee training. Our dealership operations are complemented by regionally centralized technology and strategic and financial controls, as well as shared market intelligence throughout the organization. Corporate and dealership management utilize computer-based management information systems to monitor each dealership’s sales, profitability and inventory on a regular basis. We believe the application of professional management practices provides us with a competitive advantage over many independent dealerships. In addition, the corporate headquarters coordinates a peer review process in which regional dealership management formulates goals and addresses best practices, operational challenges and successes for other dealerships in our retail network. We regularly examine our operations in order to identify areas for improvement and disseminate best practices company-wide.

Our corporate headquarters are located in New York, New York. The corporate office is responsible for the capital structure of the business and its expansion and operating strategy. The implementation of our operational strategy rests with each dealership management team based on the policies and procedures established by the corporate office.

Experienced and “Incentivized” Corporate and Dealership Management

We have a corporate management team that has served in prominent leadership positions at other Fortune 500 companies. Kenneth B. Gilman, our president and chief executive officer, has extensive experience in the retail sector. He served for 25 years at Limited Brands (formerly, The Limited, Inc.) where his last assignment was as chief executive officer of Lane Bryant, a retailer of women’s clothing and a subsidiary of Limited Brands. From 1993 to 2001, Mr. Gilman served as vice chairman and chief administrative officer of Limited Brands with responsibility for, among other things, finance, information technology, supply chain management and production. Mr. Gilman has served as our president and chief executive officer since December 2001.

J. Gordon Smith has served as our senior vice president and chief financial officer since September 2003. He joined us following over 26 years with General Electric Company (“GE”). During his last twelve years at GE he served as chief financial officer for three of GE’s commercial finance businesses: Corporate Financial Services, Commercial Equipment Finance and Capital Markets.

Furthermore, we believe that our leadership at the store level represents some of the best talent in the industry. Our regional executives and store general managers are proven leaders in their local markets and have many years of experience in the automotive retail industry. In addition, our continued focus on college recruiting, training, development, and retention is designed to maintain our talented management pool.

We tie compensation of our senior dealership management to performance by relying upon an incentive-based pay system. We compensate our general managers based on dealership profitability, and our department managers and salespeople are similarly compensated based upon departmental profitability and individual performance.

Continued Growth Through Targeted Acquisitions

Acquisitions continue to be part of our growth strategy. In the past, we have focused our acquisition strategy on establishing a presence in new markets through the purchase of multiple individual franchises or through the acquisition of large, profitable and well-managed dealership groups with leading market positions. Although we will examine opportunities to acquire large dealership groups or enter new markets as they become available, our goal is to become the leader in every market in which we currently operate. As such, we intend to continue to evaluate “tuck-in” acquisitions, or acquisitions in existing regions, with our existing management that complement our current dealerships.

Tuck-in acquisitions are typically re-branded immediately and operate thereafter under our respective local brand name. By focusing on geographic and brand diversity, we seek to manage economic risk and drive growth and profitability. By having a presence in all major brands and by avoiding concentration with one manufacturer, we are well-positioned to reduce our exposure to specific product supply shortages and changing customer preferences. At the same time, we will seek to continue to increase the proportion of our dealerships that are in markets with favorable demographic characteristics or that are franchises of fast-growing, high-margin brands.

We believe that these tuck-in acquisitions have facilitated, and will continue to facilitate, our regional operating efficiencies and cost savings. In addition, we have generally been able to improve the gross profit of tuck-in dealerships within twelve months following an acquisition. We believe this is due to improvements in the number of finance and insurance products sold per vehicle retailed, greater utilization of additional service bays acquired in the acquisition, improved management practices and enhanced unit sales volumes related to the strength of our local brand names.

Commitment to Customer Service

We are focused on providing a high level of customer service to meet the needs of an increasingly sophisticated and demanding automotive consumer. We attempt to design our dealership service business to meet the needs of our customers and establish relationships that will result in both repeat business and additional business through customer referrals. Furthermore, we incentivize our dealership managers to employ more efficient selling approaches, engage in extensive follow-up to develop long-term relationships with customers and extensively train our sales staff to be able to meet customer needs. We continually evaluate innovative ways to improve the buying experience for our customers and believe that our ability to share best practices across our dealerships gives us an advantage over independent dealerships. In addition, our dealerships regard service and repair operations as an integral part of the overall approach to customer service, providing an opportunity to foster ongoing relationships with customers and deepen loyalty. As such, we added approximately 140 fixed operations employees, including approximately 100 technicians, to our continuing operations during 2005, to ensure that our customers continue to receive excellent service as this aspect of our business expands.

Marketing

Our advertising and marketing efforts are focused at the local market level, with the aim of building our business with a broad base of repeat, referral and new customers. Our primary advertising medium is local newspapers, followed by radio, television, direct mail, the Internet and the yellow pages. The automotive retail industry has traditionally used locally produced, largely non-professional materials for advertising, often developed under the direction of each dealership’s general manager. We have created common marketing materials for our brand names using professional advertising agencies. Our sales and marketing department helps oversee and share creative materials and general marketing best practices across our dealerships. Our total company marketing expense was $51.3 million for the year ended December 31, 2005, which translates into an average of $308 per retail vehicle sold. In addition, manufacturers’ direct advertising spending in support of their brands has been historically a significant component of the total amount spent on new car advertising in the United States.

Management Information Systems

We consolidate financial, accounting and operational data received from our dealers nationwide through a private communication network. The data from the dealers is gathered and processed through their individual dealer management system. Our dealers use software from ADP, Inc., Reynolds & Reynolds, Co. or UCS, Inc. as their dealer management system. We aggregate the information from the dealer systems at our corporate headquarters to create one single view of the business using Hyperion financial products.

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

In the acquisition arena, we compete with other national dealer groups and individual investors for acquisitions. Some of our competitors may have greater financial resources and competition may increase acquisition pricing of target dealerships.

Dealer and Framework Agreements

Each of our dealerships operates pursuant to a dealer agreement between the dealership and the manufacturer (or in some cases the distributor) of each brand of new vehicles sold at the dealership. In addition, in connection with our heavy trucks business in Atlanta, Georgia, certain dealerships have entered into dealer agreements pursuant to which they provide factory authorized service and warranty repairs on vehicle brands that they are not also authorized to sell. Our typical dealer agreement specifies the locations at which the dealer has the right and obligation to sell the manufacturer’s vehicles and related parts and products and/or to perform certain approved services. Each dealer agreement also governs the use of the manufacturer’s trademarks and service marks.

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

Some dealer agreements and framework agreements grant the manufacturer the right to purchase its dealerships from us under certain additional circumstances, including the dealerships’ failure to meet the manufacturer’s capitalization or working capital requirements or operating guidelines, our failure to meet certain financial requirements, the occurrence of an extraordinary corporate transaction (at our parent entity level or dealership operating entity level) without the manufacturer’s prior consent, a material breach of the framework agreement or acceleration of obligations under our credit facility (the “Committed Credit Facility”), our 9% Senior Subordinated Notes due 2012 or our 8% Senior Subordinated Notes due 2014. Some of our dealer agreements and framework agreements also give the manufacturer a right of first refusal if we propose to sell any dealership representing the manufacturer’s brands to a third party. These agreements may also attempt to limit the protections available under state dealer laws and require us to resolve disputes through binding arbitration.

Provisions for Termination or Non-renewal of Dealer and Framework Agreements.   Certain of our dealer agreements expire after a specified period of time, ranging from one year to six years, while other of our agreements have a perpetual term. We expect to renew expiring agreements in the ordinary course of business. However, typical dealer agreements give the manufacturer the right to terminate or the option of non-renewal of the dealer agreements under certain circumstances, including:

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

See “Risk Factors—Risk Factors Related to Our Dependence on Vehicle Manufacturers—If we fail to obtain renewals of one or more of our dealer agreements on favorable terms, if certain of our franchises are terminated, or if certain manufacturers’ rights under their agreements with us are triggered, our operations may be adversely affected,” for a further discussion of the risks related to the termination or non-renewal of our dealer and framework agreements. While our dealer agreements may be terminated or not renewed for the reasons listed above, it is possible to negotiate a waiver of termination or non-renewal with the manufacturer.

Manufacturers’ Limitations on Acquisitions.   Our dealer agreements and framework agreements typically require us to maintain certain performance standards and obtain the consent of the applicable manufacturer before we can acquire any additional dealership franchises. A majority of these agreements impose limits on the number of dealerships we are permitted to own at the metropolitan, regional and national levels. These limits vary according to the agreements we have with each of the manufacturers but are generally based on fixed numerical limits or on a fixed percentage of the aggregate sales of the manufacturer. Under our current framework and dealer agreements, we are close to our franchise ceiling with Toyota and Lexus and at such ceiling with Jaguar. As a result of certain performance deficiencies asserted by Ford, we are currently ineligible to acquire additional Ford, Lincoln or Mercury dealerships and we do not anticipate regaining such eligibility any time in the foreseeable future. However, we do not believe our inability to acquire additional Ford, Lincoln or Mercury dealerships will have a material affect on our business.

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

The sales of financing products to our customers are subject to federal, state and local laws and regulations regarding truth-in-lending, deceptive and unfair trade practices, leasing, equal credit opportunity, motor vehicle finance, installment sales, insurance and usury. Some states regulate finance fees, administrative fees and other charges that may be charged in connection with vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of necessary licenses, injunctive relief, assessment of criminal and civil fines and penalties, and in certain instances, create a private cause of action for individuals. We believe that we comply substantially with all laws and regulations affecting our business and do not have any material liabilities under such laws and regulations and that compliance with all such laws and regulations will not, individually or in the aggregate, have a material adverse effect on our capital expenditures, earnings or competitive position. See “Risk Factors—Other Risks Related to Our Business—Governmental regulations and environmental regulation compliance costs may adversely affect our profitability.”

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

Employees

As of December 31, 2005, we employed approximately 8,800 persons. We believe our relationship with our employees is favorable. We do not have employees that are represented by a labor union. In the future, we may acquire additional businesses that have unionized employees. Certain of our facilities are located in areas of high union concentration, and such facilities are susceptible to union-organizing activity. In addition, because of our dependence on vehicle manufacturers, we may be affected adversely by labor strikes, work slowdowns and walkouts at vehicle manufacturers’ production facilities and transportation modes.

Insurance

Because of their vehicle inventory and nature of business, automobile retail dealerships generally require significant levels of insurance covering a broad variety of risks. Our insurance program includes multiple umbrella policies with a total per occurrence and aggregate limit of $100.0 million. We also have directors and officers insurance, real property insurance, comprehensive coverage for our vehicle inventory, garage liability and employee dishonesty insurance.

Item 1A.                Risk Factors

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

Many manufacturers attempt to measure customers’ satisfaction with their experience in our sales and service departments through rating systems that are generally known as consumer satisfaction indexes (“CSI”), augmenting manufacturers’ monitoring of dealerships’ financial and sales performance. At the time we acquire a dealership or enter into a new dealership or framework agreement, several manufacturers establish certain sales or performance criteria for that dealership, in some cases in the form of a business plan. In the event that a dealership is unable to meet these goals, we may be prevented from making future acquisitions, which would have an adverse effect on our ability to grow. Manufacturers may use these performance indicators, as well as sales performance numbers, as factors in evaluating applications for acquisitions. The components of these performance indicators have been modified by various manufacturers from time to time in the past, and we cannot assure you that these components will not be further modified or replaced by different systems in the future. Some of our dealerships have had difficulty from time to time meeting these standards. We cannot assure you that we will be able to comply with these standards in the future. A manufacturer may refuse to consent to our acquisition of one of its franchises if it determines our dealerships do not comply with its performance standards. This may impede our ability to execute our acquisition strategy. In addition, we receive payments from certain manufacturers based, in part, on CSI scores, and future payments may be materially reduced or eliminated if our CSI scores decline.

The reorganization by, or the bankruptcy of, one or more of the manufacturers could have a material adverse affect on our operations.

Certain manufacturers have incurred substantial operating losses in recent periods.  Sustained periods of poor financial performance by a manufacturer may force it to seek to reorganize or to seek protection from creditors in bankruptcy. A reorganization by a manufacturer may, among other things, result in a delay in the introduction of new or competitive makes or models, an elimination of certain makes or models or dealership locations, or a disruption in vehicle deliveries to our dealerships. If an attempted reorganization proves unsuccessful for the manufacturer, the continued financial distress could result in the cessation of its operations.

In the event of a  bankruptcy by a vehicle manufacturer, among other things: (i) the manufacturer could seek to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (ii) we may not be able to collect some or all of our receivables that are due from such manufacturer and we may be subject to preference claims relating to payments to us made by such manufacturer prior to bankruptcy, (iii) it may be difficult for us to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (iv) consumer demand for such manufacturer’s products could be materially adversely affected, especially if certain of costs related to improving such manufacturer’s poor financial condition are imputed to the price of its products.

The occurrence of any one or more of the above-mentioned events could have a material adverse affect on our day-to-day operations. Furthermore, such events could result in a partial write-down of our manufacturer franchise rights (to the extent that we have recorded them) or our receivables, and a partial write-down of our goodwill. See also “Risk Factors—Risk Factors Related to our Dependence on Vehicle Manufacturers—Adverse conditions affecting the manufacturers may negatively impact our profitability.”

Manufacturers’ restrictions on acquisitions or divestitures may limit our future growth and impact our profitability.

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

Likewise, from time to time, we may determine that it is in our best interest to divest of an unprofitable dealership. Parties that are interested in acquiring our dealership must also seek the consent of the manufacturers. The refusal by the manufacturer to approve a potential buyer would delay the divestiture of the dealership as we would either have to find another potential buyer, which could take some time, or wait until the buyer is able to meet the expectations of the manufacturer. A delay in the sale of an unprofitable dealership may have a negative impact on our profitability and an adverse affect on our business.

Many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may obtain. Certain manufacturers place limits on the number of franchises or share of total brand vehicle sales maintained by an affiliated dealership group on a national, regional or local basis. Manufacturers may also tailor these types of restrictions to particular dealership groups. We are close to our franchise ceilings with Toyota and Lexus and at such ceiling with Jaguar. If we reach these franchise ceilings discussed above, we may be prevented from making further acquisitions, which could affect our growth. While we have not reached a numerical limit with Ford, Lincoln or Mercury, we have a dispute over whether our performance should limit additional acquisitions at this time. However, we do not believe our inability to acquire additional Ford, Lincoln or Mercury dealerships will have a material affect on our business.

If state dealer laws that protect automotive retailers are repealed, weakened or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements.

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

Some of our dealer agreements and framework agreements with manufacturers prohibit transfers of any ownership interests of a dealership or, in some cases, its parent, without manufacturer consent. Our agreements with several manufacturers provide that, under certain circumstances, we may lose (either through termination or forced sale) the franchise if a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer’s restrictions) or if a person or entity acquires the right to vote 20% or more of our common stock without the approval of the applicable manufacturer. This trigger level can fall to as low as 5% if another vehicle manufacturer or a person with a criminal record is the entity acquiring the ownership interest or voting rights. In addition to imposing the restrictions previously mentioned, Toyota may require us to sell our Toyota franchises (including our Lexus franchises) if, without its consent, the owners of our equity prior to our initial public offering cease to control a majority of our voting stock or if Timothy C. Collins ceases to indirectly control us.

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

The success of our dealerships depends in large part on the overall success of the vehicle lines they carry. Historically, we have generated most of our revenue through new vehicle sales. New vehicle sales also tend to lead to sales of higher-margin products and services such as finance and insurance products and parts and service operations. Although we have sought to limit our dependence on any one vehicle brand, we have focused our new vehicle sales operations on mid-line import and luxury brands.

For the year ended December 31, 2005, brands representing 5% or more of our revenues from new vehicle retail sales were as follows:

Brand	% of Total New Vehicle Retail Sales
Honda	20%
Nissan	12%
Mercedes-Benz	8%
Toyota	7%
BMW	6%
Ford	6%
Lexus	6%
Acura	5%

No other brand accounted for more than 5% of our total new vehicle retail sales revenue for the year ended December 31, 2005.

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

•       extensions of employee discounts;

•       special financing or leasing terms; and

•       warranties on new and used vehicles.

A reduction or discontinuation of key manufacturers’ incentive programs may reduce our new vehicle unit sales and related revenue.

Adverse conditions affecting the manufacturers may negatively impact our profitability.

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

We believe that the automobile retailing industry is a mature industry in which we expect relatively slow growth in industry unit sales. Accordingly, we believe that our future growth depends in large part on our ability to manage expansion, control costs in our operations and acquire and integrate acquired dealerships into our organization. In pursuing our strategy of acquiring other dealerships, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

•       failing to obtain manufacturers’ consents to acquisitions of additional franchises;

•       incurring significant transaction related costs for both completed and failed acquisitions;

•       incurring significantly higher capital expenditures and operating expenses;

•       failing to integrate the operations and personnel of the acquired dealerships;

•       incurring undisclosed liabilities at acquired dealerships;

•       disrupting our ongoing business and diverting our management resources;

•       impairing relationships with employees, manufacturers and customers as a result of changes in management; and

•       incorrectly valuing acquired entities.

We may not adequately anticipate all the demands that our growth will impose on our personnel, procedures and structures, including our financial and reporting control systems, data processing systems and management structure. Moreover, our failure to retain qualified management personnel at any acquired dealership may increase the risk associated with integrating the acquired dealership. If we cannot adequately anticipate and respond to these demands, we may fail to realize acquisition synergies and our resources will be focused on incorporating new operations into our structure rather than on areas that may be more profitable. If we incorrectly value acquisition targets or fail to successfully integrate acquired businesses, we may be required to take write downs of the manufacturer franchise rights attributed to the acquired businesses, which could be significant. See also “Risk Factors Related to our Dependence on Vehicle Manufacturers—Manufacturers’ restrictions on acquisitions may limit our future growth.”

The competition with other dealer groups to acquire automotive dealerships is intense, and we may not be able to fully implement our growth through acquisition strategy if attractive targets are acquired by competing groups or priced out of our reach due to competitive pressures.

We believe that the United States automotive retailing market is fragmented and offers many potential acquisition candidates that meet our targeting criteria. However, we compete with several other national, regional and local dealer groups, some of which may have greater financial and other resources. Competition for attractive acquisition targets with existing dealer groups and dealer groups formed in the future may result in fewer acquisition opportunities and increased acquisition costs. We will have to forego acquisition opportunities to the extent that we cannot negotiate acquisitions on acceptable terms.

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

RISKS RELATED TO THE AUTOMOTIVE RETAIL INDUSTRY

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

Our performance is also subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships currently are located in the Atlanta, Austin, Chapel Hill, Charlotte, Charlottesville, Dallas-Fort Worth, Fayetteville, Fort Pierce, Fresno, Greensboro, Greenville, Houston, Jackson, Jacksonville, Little Rock, Los Angeles, Orlando, Portland, Richmond, Sacramento, St. Louis and Tampa markets and our results of operations therefore depend substantially on general economic conditions and consumer spending levels in those areas.

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

A portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices.

OTHER RISKS RELATED TO OUR BUSINESS

Failure to comply with certain covenants in our debt and lease agreements could adversely affect our ability to operate our business and adversely impact our compliance with our Committed Credit Facility.

We have certain debt service obligations. As of December 31, 2005, we had total debt of $505.0 million, excluding floor plan notes payable and the effects of our fair value hedge on our 8% Senior Surbordinated Notes due 2014 (the “8% Notes”). In addition, we and our subsidiaries may incur additional debt from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions contained in our Committed Credit Facility and the indentures governing our 9% Notes and our 8% Notes. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.

In addition, we have operating and financial restrictions and covenants in our debt instruments, including our Committed Credit Facility and the indentures under our 9% Notes and our 8% Notes. In particular, our Committed Credit Facility requires us to maintain certain financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. A breach of any of the covenants in our debt instruments or our inability to comply with the required financial ratios could result in an event of default, which, if not cured or waived, could have a material adverse effect on us. In addition, as a result of entering into a number of sale-leaseback agreements, a number of our dealerships are located on properties that we lease rather than own. Each of the leases governing such properties has certain covenants with which we must comply. In the event of any default under our Committed Credit Facility, the Lenders thereunder could accelerate the payment of all borrowings outstanding, together with accrued and unpaid interest and other fees, and require us to apply all of our available cash to repay these borrowings or prevent us from making debt service payments on our 9% Notes and our 8% Notes, any of which would be an event of default under the respective indentures for such Notes.

Our capital costs and our results of operations may be materially and adversely affected by a rising interest rate environment.

We generally finance our purchases of new vehicle inventory and have the ability to finance the purchase of used vehicle inventory using floor plan credit facilities under which we are charged interest at floating rates. In addition, we obtain capital for general corporate purposes, dealership acquisitions and real estate purchases and improvements under predominantly floating interest rate credit facilities. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. Rising interest rates are generally associated with increasing macroeconomic business activity and improvements in gross domestic product. However, rising interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. Given our debt composition as of December 31, 2005, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by $8.6 million.

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

Our business is highly regulated. In the past several years, private plaintiffs and state attorneys general have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. The conduct of our business is subject to numerous federal, state and local laws and regulations regarding unfair, deceptive and/or fraudulent trade practices (including advertising, marketing, sales, insurance, repair and promotion practices), truth-in-lending, consumer leasing, fair credit practices, equal credit opportunity, privacy, insurance, motor vehicle finance, installment finance, closed-end credit, usury and other installment sales. We could be susceptible to claims or related actions alleging violation of such laws and regulations if we fail to operate our business in accordance with practices designed to avert such liability. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Vehicle lessors could be subject to claims of negligent leasing in connection with their lessees’ vehicle operation. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.

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

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the Financial Accounting Standards Board has announced a change to generally accepted accounting principles in the United States that will require us to record charges to earnings for employee stock-based awards beginning in 2006. This requirement will negatively impact our earnings in the future. We expect our selling, general and administrative expense to increase by approximately $5.0 million in 2006 as a result of the adoption of SFAS No. 123 (revised 2004) and our decision to issue restricted stock units instead of stock options. Certain of our equity awards have conditions based on the performance of the company that may affect the number of awards ultimately issued. Therefore the amount of stock-based compensation expense recorded may materially differ from our current estimate.

Item 1B.     Unresolved Staff Comments

None

Item 2.        Properties

We lease our corporate headquarters, which is located at 622 Third Avenue, 37th Floor, New York, New York. In addition, as of December 31, 2005, we had 125 franchises situated in 90 dealership locations throughout eleven states. As of December 31, 2005, we leased 80 of these locations and owned the remainder. We have three locations in Mississippi, two locations in North Carolina and one location in St. Louis where we lease the land but own the building facilities. These locations are included in the leased column of the table below. In addition, we operate 24 collision repair centers. We lease 20 of these collision repair centers and own the remainder.

	Dealerships			Collision Repair Centers
	Owned	Leased		Owned	Leased
Coggin Automotive Group	2	15	(a)	1	4
Courtesy Autogroup	—	8	(c)	—	2
Crown Automotive Company	4	15		—	3
David McDavid Auto Group	—	8		—	5
Gray-Daniels Auto Family	—	6		—	2
Nalley Automotive Group	—	11	(a)	3	1
Northern California Dealerships	—	3		—	—
Northpoint Auto Group	—	8		—	2
Plaza Motor Company	4	1		—	1
Spirit Automotive Group	—	3	(b)	—	—
Thomason Autogroup	—	2	(b)	—	—
Total	10	80		4	20

(a)           Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

(b)   Includes two pending divestitures as of December 31, 2005.

(c)    Includes one dealership sold subsequent to December 31, 2005 that was not a pending divestiture as of December 31, 2005

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

We are currently involved in a breach of contract action in Arkansas state court that commenced on or about February 24, 2004 relating to amounts allegedly due the parties from whom Asbury purchased assets in the pilot “Price 1” program. Asbury discontinued this program in the third quarter of 2003. Patric Brosh, Mark Lunsford, Mel Anderson and their companies, NCAS, L.L.C. and New Century Auto Sales Corporation, seek damages in excess of $23.0 million for purported breach of their Purchase Agreement and Employment Agreements due to discontinuation of the pilot “Price 1” program. We believe that any claim for amounts in excess of those already paid under those agreements is meritless pursuant to the specific terms of the agreements and we are vigorously defending our position in this action.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “ABG”. The following table shows the high and low closing sales price per share of our common stock as reported by the NYSE.

	High	Low
Fiscal Year Ended December 31, 2004
First Quarter	$19.35	$15.71
Second Quarter	17.36	13.30
Third Quarter	14.97	12.59
Fourth Quarter	14.10	12.87
Fiscal Year Ended December 31, 2005
First Quarter	$17.39	$13.86
Second Quarter	15.89	13.71
Third Quarter	18.00	15.33
Fourth Quarter	17.93	15.84

On March 13, 2006, the last reported sale price of our common stock on the New York Stock Exchange was $19.46 per share, and there were approximately 29 record holders of our common stock.

Although the board of directors has not currently authorized the repurchase shares of our outstanding common stock or the payment of cash dividends, we have the ability to do so subject to certain limitations from our 9% Notes, 8% Notes and Committed Credit Facility. Such limits become less restrictive each quarter to the extent that we have positive net income. As of December 31, 2005, our ability to repurchase shares of our outstanding common stock or pay cash dividends was limited to $47.4 million. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on then applicable contractual restrictions contained in our financing credit facilities and other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors.

Item 6.                        Selected Financial Data

The accompanying income statement data for the years ended December 31, 2004, 2003, 2002, and 2001 have been reclassified to reflect the status of our discontinued operations as of December 31, 2005.

	For the Years Ended December 31,
Income Statement Data:	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Revenues:
New vehicle	$3,385,294	$3,070,274	$2,575,700	$2,243,006	$2,070,250
Used vehicle	1,356,523	1,189,458	1,056,367	1,007,580	945,534
Parts, service and collision repair	647,262	577,820	490,764	435,490	401,785
Finance and insurance, net	151,584	134,376	111,727	94,507	82,339
Total revenues	5,540,663	4,971,928	4,234,558	3,780,583	3,499,908
Cost of sales	4,702,293	4,216,105	3,581,240	3,184,752	2,957,787
Gross profit	838,370	755,823	653,318	595,831	542,121
Selling, general and administrative expenses	654,210	596,620	506,955	457,941	415,227
Depreciation and amortization	19,733	18,243	17,585	16,391	23,241
Income from operations	164,427	140,960	128,778	121,499	103,653
Other income (expense):
Floor plan interest expense	(29,054)	(19,457)	(14,790)	(13,834)	(20,062)
Other interest expense	(40,846)	(39,059)	(39,935)	(38,004)	(43,698)
Interest income	971	746	449	1,102	2,271
Loss on extinguishment of debt	—	—	—	—	(1,433)
Other income (expense), net	260	765	1,522	(127)	(1,275)
Total other expense, net	(68,669)	(57,005)	(52,754)	(50,863)	(64,197)
Income before income tax expense, minority interest and discontinued operations	95,758	83,955	76,024	70,636	39,456
Income tax expense	35,854	31,306	28,889	34,658	5,288
Minority interest in subsidiary earnings	—	—	—	—	1,240
Income from continuing operations	59,904	52,649	47,135	35,978	32,928
Discontinued operations, net of tax	1,177	(2,576)	(31,948)	2,107	11,256
Net income	$61,081	$50,073	$15,187	$38,085	$44,184
Income from continuing operations per common share:
Basic	$1.83	$1.62	$1.44	$1.09	*
Diluted	$1.82	$1.61	$1.44	$1.09	*

*                    Not a publicly traded company

	As of December 31,
Balance Sheet Data:	2005	2004	2003	2002	2001
	(in thousands)
Working Capital	$346,954	$295,496	$259,784	$167,141	$147,617
Inventories	709,791	761,557	650,397	591,839	496,054
Total assets	1,930,800	1,897,959	1,814,279	1,605,644	1,465,013
Floor plan notes payable	614,382	650,948	602,167	528,591	451,375
Total debt (including current portion)	496,949	526,416	590,658	475,152	538,337
Total shareholders’/members’ equity	547,766	481,732	434,825	426,951	347,907

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are one of the largest automotive retailers in the United States, operating 90 dealership locations (125 franchises) in 23 metropolitan markets within 11 states as of December 31, 2005. We offer 33 different brands of new vehicles, including four heavy truck brands. We also operate 24 collision repair centers that serve our markets.

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

Our retail network was organized as separate dealership groups until the first quarter of 2005, when we reorganized our network into principally four regions: (i) Florida (comprising our Coggin dealerships operating primarily in Jacksonville and Orlando and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon, our Spirit dealerships operating primarily in Los Angeles, California and our Northern California Dealerships), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations. During the fourth quarter of 2005, we sold four of our Thomason dealerships in Portland, Oregon and are in the process of selling the remaining two dealerships as well as our Spirit Nissan and Dodge stores in Southern California. We expect to complete these sales in the first half of 2006, which will reduce the number of metropolitan markets in which we operate to 21.

Within this more streamlined structure, we evaluate our operations and financial results by dealership, rather than by platform. The general managers, with direction from the regional CEOs and corporate management, will continue to have the independence and flexibility to respond effectively to local market conditions. We expect a significant improvement in management effectiveness as a result of the reorganization, as well as added operating and cost efficiencies. During the year ended December 31, 2005, we incurred $0.5 million, net of tax, ($2.6 million of severance and other related costs, offset by a one-time $2.1 million benefit from the implementation of a national employee benefit plan) of costs related to our regional reorganization. We began realizing the benefit of our realigned structure through lower personnel costs beginning in the second quarter of 2005. As a result, through December 31, 2005, we have realized $3.2 million ($2.0 million, net of tax) of lower personnel costs. Currently, we estimate that the regional reorganization will improve income from continuing operations by approximately $3.0 million each year beginning in 2006.

Our gross profit margin varies with our revenue mix. The sale of vehicles generally results in lower gross profit margin than our fixed operations. As a result, when fixed operations increase as a percentage of total sales, we expect our overall gross profit margin to increase.

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

Sales of vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. Although these factors may impact our business, we believe that any future negative trends will be mitigated by increased used vehicle sales and stability of our fixed operations, our variable cost structure, our regional diversity and our advantageous brand mix. Historically, our brand mix, which is weighted towards luxury and mid-line import brands, has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

Our operations are generally subject to seasonal variations as we tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters. Generally, the seasonal variations in our operations are caused by factors relating to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things.

Over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to generate increased customer demand for new vehicles. We anticipate that the manufacturers will continue to use these incentive programs in the future. In addition, we will continue to expand our service capacity in order to meet anticipated future demand, as the relatively high volume of new vehicle sales, resulting from the highly “incentivized” new vehicle market, will drive future service demand at our dealership locations.

Interest rates increased during 2005 and we expect this to continue into 2006. We do not believe that changes in interest rates significantly impact customer overall buying patterns, as changes in interest rates do not dramatically increase the monthly payment of a financed vehicle. For example, the monthly payment for a typical vehicle financing transaction in which a customer finances $25,000 at 8.0% over 60 months increases by approximately $6.00 with each 50-basis-point increase in interest rates.

RESULTS OF OPERATIONS

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

	For the Year Ended December 31,
	2005	% of Gross Profit	2004	% of Gross Profit	Increase (Decrease)	% Change
	In thousands
REVENUES:
New vehicle	$3,385,294		$3,070,274		$315,020	10%
Used vehicle	1,356,523		1,189,458		167,065	14%
Parts, service and collision repair	647,262		577,820		69,442	12%
Finance and insurance, net	151,584		134,376		17,208	13%
Total revenues	5,540,663		4,971,928		568,735	11%
COST OF SALES	4,702,293		4,216,105		486,188	12%
GROSS PROFIT	838,370	100%	755,823	100%	82,547	11%
OPERATING EXPENSES:
Selling, general and administrative	654,210	78%	596,620	79%	57,590	10%
Depreciation and amortization	19,733	2%	18,243	2%	1,490	8%
Income from operations	164,427	20%	140,960	19%	23,467	17%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(29,054)	4%	(19,457)	3%	9,597	49%
Other interest expense	(40,846)	5%	(39,059)	5%	1,787	5%
Other income, net	1,231	—%	1,511	—%	(280)	(19)%
Total other expense, net	(68,669)	9%	(57,005)	8%	11,664	20%
Income before income taxes	95,758	11%	83,955	11%	11,803	14%
INCOME TAX EXPENSE	35,854	4%	31,306	4%	4,548	15%
INCOME FROM CONTINUING OPERATIONS	59,904	7%	52,649	7%	7,255	14%
DISCONTINUED OPERATIONS, net of tax	1,177	—%	(2,576)	—%	3,753	146%
NET INCOME	$61,081	7%	$50,073	7%	$11,008	22%

Net income increased 22%, or $0.33 per diluted share, to $61.1 million, or $1.86 per diluted share, for the year ended December 31, 2005, from $50.1 million, or $1.53 per diluted share, for the year ended December 31, 2004.

Income from continuing operations increased 14%, or $0.21 per diluted share, to $59.9 million, or $1.82 per diluted share, for the year ended December 31, 2005, from $52.6 million, or $1.61 per diluted share, for the year ended December 31, 2004.

The increase in net income for the year ended December 31, 2005, compared to the year ended December 31, 2004, resulted from several factors, including: (i) an 14% and 8% increase in used vehicle and fixed operations same store gross profit as a result of a strategic focus on our high margin businesses; (ii) continued strong performance of our finance and insurance business, which delivered a 5% increase in same store dealership generated PVR; (iii) several expense control initiatives, including our regional reorganization, insurance, and new vehicle advertising, all of which contributed to a 90 basis point improvement in our SG&A expense as a percentage of gross profit; (iv) an $8.8 million tax benefit associated with the sale of one of our Thomason dealerships in Portland, Oregon, which is included in discontinued operations and (v) the incremental results of dealerships acquired during 2005 and 2004. These factors were partially offset by (a) a 49% increase in floor plan interest expense as a result of continued increases in interest rates and (b) a 25% increase in rent expense, which is as a result of our strategy to reduce our ownership of real estate through the use of sale-leaseback transactions.

Total revenues increased 11% to $5.5 billion for the year ended December 31, 2005, from $5.0 billion for the year ended December 31, 2004. Total same store revenues increased 8% to $5.4 billion from $5.0 billion for the year ended December 31, 2005 and 2004, respectively. The 11% increase in total revenues was a result of double digit revenue increases in all of our businesses lead by a 14% increase in used vehicle revenues. We expect total revenue to increase as we continue to acquire dealerships and expand our service capacity in order to meet anticipated future demand.

Total gross profit increased 11% to $838.4 million for the year ended December 31, 2005, from $755.8 million for the year ended December 31, 2004. Total same store gross profit increased 8% to $815.2 million from $755.8 million for the year ended December 31, 2005 and 2004, respectively. The increase in gross profit was driven by an 14% increase of same store used vehicle retail gross profit and an 8% increase in same store fixed operations gross profit.

New Vehicle—

	For the Years Ended December 31,				Increase	%
	2005		2004		(Decrease)	Change
	(In thousands, except for unit and PVR data)
Revenue:
New retail revenue—same store(1)
Luxury	$1,055,230	34%	$1,001,916	34%	$53,314	5%
Mid-line import	1,193,457	38%	1,069,509	36%	123,948	12%
Mid-line domestic	567,256	18%	596,259	20%	(29,003)	(5)%
Value	76,840	3%	82,710	3%	(5,870)	(7)%
Heavy trucks	232,607	7%	203,751	7%	28,856	14%
Total new retail revenue—same store(1)	3,125,390	100%	2,954,145	100%	171,245	6%
New retail revenue—acquisitions	113,400		—
Total new retail revenues	3,238,790		2,954,145		284,645	10%
Fleet revenue—same store(1)	144,248		116,129		28,119	24%
Fleet revenue—acquisitions	2,256		—
Total fleet revenue	146,504		116,129		30,375	26%
New vehicle revenue, as reported	$3,385,294		$3,070,274		$315,020	10%
New retail units:
New retail units—same store(1)
Luxury	23,771	23%	23,145	24%	626	3%
Mid-line import	49,410	49%	45,325	47%	4,085	9%
Mid-line domestic	19,920	20%	20,509	21%	(589)	(3)%
Value	3,907	4%	4,242	4%	(335)	(8)%
Heavy trucks	4,171	4%	3,927	4%	244	6%
Total new retail units— same store(1)	101,179	100%	97,148	100%	4,031	4%
New retail units—acquisitions	4,342		—
Retail units—actual	105,521		97,148		8,373	9%
New revenue PVR—same store(1)	$30,890		$30,409		$481	2%
New revenue PVR—actual	$30,693		$30,409		$284	1%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Years Ended December 31,				Increase	%
	2005		2004		(Decrease)	Change
	(In thousands, except for unit and PVR data)
Gross profit:
New retail gross profit—same store(1)
Luxury	$79,956	36%	$80,152	37%	$(196)	—%
Mid-line import	80,052	36%	67,709	31%	12,343	18%
Mid-line domestic	38,824	17%	41,845	19%	(3,021)	(7)%
Value	6,409	3%	8,134	4%	(1,725)	(21)%
Heavy trucks	18,634	8%	20,557	9%	(1,923)	(9)%
Total new retail gross profit—same store(1)	223,875	100%	218,397	100%	5,478	3%
New retail gross profit—acquisitions	7,212		—
Total new retail gross profit	231,087		218,397		12,690	6%
Fleet gross profit—same store(1)	2,700		2,170		530	24%
Fleet gross profit—acquisitions	13		—
Total fleet gross profit	2,713		2,170		543	25%
New vehicle gross profit, as reported	$233,800		$220,567		$13,233	6%
New gross profit PVR—same store(1)	$2,213		$2,248		$(35)	(2)%
New gross profit PVR—actual	$2,190		$2,248		$(58)	(3)%
New retail gross margin—same store(1)	7.2%		7.4%		(0.2)	(3)%
New retail gross margin—actual	7.1%		7.4%		(0.3)	(4)%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

New vehicle revenue increased 10% to $3.4 billion from $3.1 billion for the year ended December 31, 2005 and 2004, respectively. Same store new retail revenue increased 6% as a result of a 4% increase in unit sales driven by our mid-line import brands, up 12% and 9%, respectively. Same store new revenue PVR increased 2% to $30,890 as a result of a 7% increase from our heavy trucks business in Atlanta, Georgia. We acquired three franchises (one dealership location) and seven franchises (seven dealership locations) during the year ended December 31, 2005 and 2004, respectively, which contributed $113.4 million to our 2005 new retail revenue.

New vehicle gross profit increased 6% to $233.8 million from $220.6 million for the year ended December 31, 2005 and 2004, respectively. Same store new retail gross profit increased 3% driven by an 18% increase in mid-line import gross profit, including a 23% increase from of our Honda dealerships. This increase was offset by a reduction in gross profit across all other classes, in particular Mid-line domestic, which decreased 7% as a result of general market conditions, which forced us to reduce our new vehicle gross profit PVR in order to maintain unit sales volumes.

Used Vehicle—

	For the Years Ended December 31,		Increase	%
	2005	2004	(Decrease)	Change
	(In thousands, except for unit and PVR data)
Revenue:
Retail revenues—same store(1)	$987,500	$879,399	$108,101	12%
Retail revenues—acquisitions	34,409	—
Total used retail revenues	1,021,909	879,399	142,510	16%
Wholesale revenues—same store(1)	322,911	310,059	12,852	4%
Wholesale revenues—acquisitions	11,703	—
Total wholesale revenues	334,614	310,059	24,555	8%
Used vehicle revenue, as reported	$1,356,523	$1,189,458	$167,065	14%
Gross profit:
Retail gross profit—same store(1)	$115,888	$101,669	$14,219	14%
Retail gross profit—acquisitions	3,684	—
Total used retail gross profit	119,572	101,669	17,903	18%
Wholesale gross profit—same store(1)	409	(2,381)	2,790	117%
Wholesale gross profit—acquisitions	2	—
Total wholesale gross profit	411	(2,381)	2,792	117%
Used vehicle gross profit, as reported	$119,983	$99,288	$20,695	21%
Used retail units—same store(1)	58,397	55,448	2,949	5%
Used retail units—acquisitions	2,218	—
Used retail units—actual	60,615	55,448	5,167	9%
Used revenue PVR—same store(1)	$16,910	$15,860	$1,050	7%
Used revenue PVR—actual	$16,859	$15,860	$999	6%
Used gross profit PVR—same store(1)	$1,984	$1,834	$150	8%
Used gross profit PVR—actual	$1,973	$1,834	$139	8%
Used retail gross margin—same store(1)	11.7%	11.6%	0.1	1%
Used retail gross margin—actual	11.7%	11.6%	0.1	1%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Used vehicle revenue increased 14% to $1.4 billon from $1.2 billion for the year ended December 31, 2005 and 2004, respectively. Same store used vehicle retail revenue increased 12% to $1.0 billion for the year ended December 31, 2005, as a result of a 5% and 7% increase in same store used retail unit sales and same store used revenue PVR, respectively. The strength of the used vehicle market during 2005, the availability of high-quality used vehicle inventory resulting from the large volumes of trade-ins during the domestic manufacturers’ employee pricing promotions and our used vehicle merchandising initiatives have resulted in increased used vehicle sales and improved used revenue PVR.

Used vehicle gross profit increased 21% to $120.0 million from $99.3 million for the year ended December 31, 2005 and 2004, respectively. Same store used retail gross profit increased 14% to $115.9 million as a result of our investment in new software to better value trade-ins and improve inventory management and the development of regional management teams dedicated to the used vehicle business.

Fixed Operations—

	For the Years Ended December 31,		Increase	%
	2005	2004	(Decrease)	Change
	(In thousands)
Revenue:
Revenues—same store(1)
Parts and service	$577,171	$522,363	$54,808	10%
Collision repair	57,405	55,457	1,948	4%
Total revenue—same store(1)	634,576	577,820	56,756	10%
Revenues—acquisitions	12,686	—
Parts, service and collision repair revenue, as reported	$647,262	$577,820	$69,442	12%
Gross profit:
Gross profit—same store(1)
Parts and service	$294,831	$271,163	$23,668	9%
Collision repair	31,198	30,429	769	3%
Total gross profit—same store(1)	326,029	301,592	24,437	8%
Gross profit—acquisitions	6,974	—
Parts, service and collision repair gross profit, as reported	$333,003	$301,592	$31,411	10%
Parts and service gross margin—same store(1)	51.1%	51.9%	(0.8)	(2)%
Collision repair gross margin—same store(1)	54.7%	54.9%	(0.2)	—%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Fixed operations revenue increased 12% to $647.3 million from $577.8 million for the year ended December 31, 2005 and 2004, respectively. Same store fixed operations revenue increased 10% to $634.6 million, primarily due to an 11% increase in our “customer pay” parts and service businesses. The growth in our “customer pay” business is a result of increased capacity utilization, equipment upgrades, continued focus on customer retention initiatives and the implementation of more aggressive advertising campaigns. Our warranty business continued its positive performance driven by continued manufacturer recall programs and increased work on imported vehicles, which typically generate higher revenue than domestic brands. In 2005, we added approximately 70 service stalls and approximately 100 service technicians, on a same store basis and expect fixed operations to continue to grow as we expand our service capacity through 2006.

Fixed operations gross profit increased 10% to $333.0 million from $301.6 million for the year ended December 31, 2005 and 2004, respectively. Same store fixed operations gross profit increased 8% to $326.0 million, resulting primarily from increased gross profit from our “customer pay” and warranty parts and service businesses.

Finance and Insurance, net—

	For the Years Ended December 31,		Increase	%
	2005	2004	(Decrease)	Change
	(In thousands, except for unit and PVR data)
Dealership generated F&I—same store(1)	$141,458	$128,681	$12,777	10%
Dealership generated F&I—acquisitions	5,304	—
Dealership generated F&I, net	146,762	128,681	18,081	14%
Corporate generated F&I	4,822	5,695
Finance and insurance, net as reported	$151,584	$134,376	$17,208	13%
Dealership generated F&I PVR-same store(1)	$886	$843	$43	5%
Dealership generated F&I PVR-actual(2)	$883	$843	$40	5%
F&I PVR-actual	$912	$881	$31	4%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)          Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I profit PVR.

Finance and insurance commissions (“F&I”) increased 13%, to $151.6 million from $134.4 million for the year ended December 31, 2005 and 2004, respectively. Same store F&I increased 10% to $141.5 million as a result of a 5% increase in retail unit sales and a 5% increase in dealership generated F&I PVR. These increases are attributable to (i) increased service contract penetration, (ii) maturation of our corporate-sponsored programs and (iii) improvement of the F&I operations at franchises we acquired in prior periods, as F&I has historically continued to improve for several years after we acquire a franchise. Dealership generated F&I excludes retrospective commissions from contracts negotiated by our corporate office, which are attributable to retail units sold during prior periods. Corporate generated F&I was $4.8 million and $5.7 million for the years ended December 31, 2005 and 2004, respectively. We expect this revenue to decrease significantly over the next few years.

Selling, General and Administrative—

	For the Year Ended December 31,
		% of		% of
		Gross		Gross	Increase	%
	2005	Profit	2004	Profit	(Decrease)	Change
Personnel costs	$307,038	36.6%	$278,319	36.8%	$28,719	10%
Sales compensation	95,042	11.3%	85,793	11.3%	9,249	11%
Outside services	55,319	6.6%	55,536	7.3%	(217)	—%
Advertising	51,251	6.1%	50,293	6.6%	958	2%
Rent	47,979	5.7%	38,323	5.1%	9,656	25%
Utilities	17,662	2.1%	15,505	2.1%	2,157	14%
Insurance	14,108	1.7%	16,352	2.2%	(2,244)	(14)%
Other	65,811	7.9%	56,499	7.5%	9,312	16%
Selling, general and administrative	$654,210	78.0%	$596,620	78.9%	$57,590	10%
Gross Profit	$838,370		$755,823		$82,547	11%

SG&A expense increased 10% to $654.2 million from $596.6 million for the year ended December 31, 2005 and 2004, respectively. SG&A as a percentage of gross profit for the year ended December 31, 2005 improved 90 basis points to 78.0%, from 78.9% for the year ended December 31, 2004. The improvement in SG&A as a percentage of gross profit is a result of several strategic expense control initiatives including our regional reorganization; workers compensation and property and casualty insurance; and new vehicle advertising. These improvements were offset by increased rent resulting primarily from the refinancing of 20 of our properties through a sale-leaseback transaction completed in July 2004.

Our regional reorganization resulted in net costs of $0.8 million ($4.2 million of severance and other related reorganization costs, offset by a one-time $3.4 million benefit associated with the implementation of a national employee benefit plan). We estimate that these efficiencies will reduce SG&A expense annually by approximately $5.0 million, beginning in 2006. The improvement in insurance costs is a result of the implementation of initiatives that have resulted in lower loss rates in both workers compensation and property and casualty insurance.

In July 2004, we completed several sale-leaseback transactions, including one transaction in which we sold $114.9 million of real estate for a $12.4 million gain and entered into long-term operating leases with the buyer resulting in incremental annualized rent expense of $9.2 million. During 2005, we exercised an option to purchase certain real estate previously leased in Texas on which we operate dealerships for a purchase price of $57.0 million. We simultaneously entered into a sale-leaseback agreement where we sold approximately $44.7 million of the real estate purchased and $14.2 million of related improvements to a third party and entered into a long-term operating lease with the buyer. We do not expect our rent expense on the $44.7 million of previously leased real estate to materially change. In addition, we completed six other sale-leaseback transactions in which we sold $18.9 million of real estate and related improvements and entered into long-term operating leases with the buyers. We estimate the incremental annualized rent expense from these seven sale-leaseback transactions is approximately $3.0 million.

We will adopt Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-based Payment” in the first quarter of 2006. We expect our SG&A expense to increase by approximately $5.0 million in 2006 as a result of the adoption of SFAS No. 123 (revised 2004) and our decision to issue restricted stock units instead of stock options. Certain of our equity awards have conditions based on the performance of the company that may affect the number of awards ultimately issued. Therefore the amount of stock-based compensation expense recorded may differ from our current estimate.

Depreciation and Amortization—

Depreciation and amortization expense increased 8% to $19.7 million from $18.2 million for the year ended December 31, 2005 and 2004, respectively. This increase is primarily related to property and equipment acquired during 2005 and 2004. We expect depreciation and amortization to increase in the future as a result of previous and future capital expenditure projects to remodel and upgrade our facilities and expand our service capacity.

Other Income (Expense)—

Floor plan interest expense increased 49% to $29.1 million for the year ended December 31, 2005. This increase was the result of an increasing interest rate environment and higher average floor plan levels during 2005 as compared to 2004, resulting primarily from our decision in the fourth quarter of 2004 to repay a significant portion of our floor plan notes payable prior to the sale of the related vehicle.

Other interest expense increased 5% to $40.8 million from $39.1 million for the year ended December 31, 2005 and 2004, respectively. The increase in other interest expense is a result of increases in interest rates on variable debt offset by reduced mortgage expense due to our decision to repay our variable rate mortgage notes payable.

We expect both floor plan interest and other interest expense to increase in 2006 as the result of anticipated increases in interest rates. In addition, subsequent to year end, we liquidated three interest rate swap positions that we expect will increase floor plan and other interest expense by $0.8 million and $0.9 million, respectively in 2006.

Income Tax Provision—

Income tax expense increased 15% to $35.9 million from $31.3 million for the year ended December 31, 2005 and 2004, respectively. Our effective tax rate for the year ended December 31, 2005, was 37.4% compared to 37.3% for the same period in 2004. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our future annual effective tax rate will fluctuate between 37% and 38%.

Discontinued Operations—

	For the Year Ended December 31, 2005				For the Year Ended December 31, 2004
	Sold		Pending Disposition	Total	Sold(b)	Pending Disposition(a)	Total
	(Dollars in thousands)
Franchises	10		4	14	24	4	28
Loss from operations	$(2,554)		$(5,520)	$(8,074)	$(271)	$557	$286
Other expense	(2,724)		(1,309)	(4,033)	(3,729)	318	(3,411)
Gain /(loss) on disposition of discontinued operations	637		—	637	(79)	—	(79)
Income tax benefit (expense)	10,086	(c)	2,561	12,647	956	(328)	628
Discontinued operations, net of tax	$5,445		$(4,268)	$1,177	$(3,123)	$547	$(2,576)

(a)           Businesses were pending disposition as of December 31, 2005

(b)          Businesses were sold between January 1, 2004 and December 31, 2005

(c)           Includes an $8.8 million tax benefit related to the sale of stock of an Oregon business

During the year ended December 31, 2005, we sold ten franchises (six dealership locations), and as of December 31, 2005, we were actively pursuing the sale of four franchises (four dealership locations). The $1.2 million income from discontinued operations is attributable to a $0.6 million net gain ($8.8 million, net of tax) on the sale of dealerships, principally related to the sale of our Thomason dealerships, offset by $12.1 million ($7.6 million, net of tax) of losses of the franchises mentioned above. The $2.6 million loss from discontinued operations for the year ended December 31, 2004, includes $3.1 million ($2.0 million, net of tax) of losses of the franchises mentioned above and franchises sold in 2004 and an $0.08 million ($0.06 million, net of tax) net loss on the sale of fourteen franchises (ten dealership locations), which were sold during 2004.

We continuously evaluate the financial and operating results of our dealerships, specifically the 10% contributing the least amount of operating income, and we will look to divest dealerships that do not meet our expectations.

RESULTS OF OPERATIONS

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

	For the Year Ended December 31,
	2004	% of Gross Profit	2003	% of Gross Profit	Increase (Decrease)	% Change
	In thousands
REVENUES:
New vehicle	$3,070,274		$2,575,700		$494,574	19%
Used vehicle	1,189,458		1,056,367		133,091	13%
Parts, service and collision repair	577,820		490,764		87,056	18%
Finance and insurance, net	134,376		111,727		22,649	20%
Total revenues	4,971,928		4,234,558		737,370	17%
COST OF SALES	4,216,105		3,581,240		634,865	18%
GROSS PROFIT	755,823	100%	653,318	100%	102,505	16%
OPERATING EXPENSES:
Selling, general and administrative	596,620	79%	506,955	78%	89,665	18%
Depreciation and amortization	18,243	2%	17,585	2%	658	4%
Income from operations	140,960	19%	128,778	20%	12,182	9%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(19,457)	3%	(14,790)	2%	4,667	32%
Other interest expense	(39,059)	5%	(39,935)	6%	(876)	(2)%
Other income, net	1,511	—%	1,971	—%	(460)	(23)%
Total other expense, net	(57,005)	8%	(52,754)	8%	4,251	8%
Income before income taxes	83,955	11%	76,024	12%	7,931	10%
INCOME TAX EXPENSE	31,306	4%	28,889	5%	2,417	8%
INCOME FROM CONTINUING OPERATIONS	52,649	7%	47,135	7%	5,514	12%
DISCONTINUED OPERATIONS, net of tax	(2,576)	—%	(31,948)	5%	(29,372)	(92)%
NET INCOME	$50,073	7%	$15,187	2%	$34,886	230%

Net income increased $1.07 per diluted share to $50.1 million, from $15.2 million for the year ended December 31, 2004 and 2003, respectively. Excluding the $37.9 million ($29.2 million, net of tax) goodwill impairment in Oregon (discussed below), our net income increased 13% to $50.1 million from $44.4 million. Income from continuing operations increased 12%, or $0.17 per diluted share, to $52.6 million from $47.1 million for the year ended December 31, 2004 and 2003, respectively.

The increase in net income for the year ended December 31, 2004, compared to the year ended December 31, 2003, resulted from several factors, including: (i) charges during 2003 of $37.9 million ($29.2 million, net of tax) related to a goodwill impairment at our Oregon platform and $2.5 million of costs associated with the termination of our agreement to acquire the Bob Baker dealerships, (ii) continued strong performance of our F&I and fixed operations businesses and (iii) the incremental results of franchises acquired during 2004 and 2003. These factors were partially offset by (a) incremental advertising costs incurred in an effort to maintain new vehicle sales volumes and (b) “start-up” costs associated with new dealership locations.

Total revenues increased 17% to $5.0 billion from $4.2 billion for the year ended December 31, 2004 and 2003, respectively. Total same store revenues increased 7% to $4.5 billion for the year ended December 31, 2004, compared to the year ended December 31, 2003. The 17% increase in total revenues was a result of double digit percentage increases in all of our businesses, led by an 19% increase in new vehicle sales.

Total gross profit increased 16% to $755.8 million from $653.3 million for the year ended December 31, 2004 and 2003, respectively. Total same store gross profit increased 6% to $691.6 million from $653.3 million for the year ended December 31, 2004 and 2003, respectively. The 16% increase in gross profit was driven by strong performances from F&I and fixed operations, which increased 20% and 17%, respectively.

New Vehicle—

	For the Years Ended December 31,				Increase
	2004		2003		(Decrease)	Change
	(In thousands, except for unit and PVR data)
Revenue:
New retail revenue—same store(1)
Luxury	$901,004	34%	$892,073	36%	$8,931	1%
Mid-line import	970,409	36%	901,797	36%	68,612	8%
Mid-line domestic	568,851	21%	535,340	21%	33,511	6%
Value	43,120	1%	34,506	1%	8,614	25%
Heavy trucks	203,751	8%	142,736	6%	61,015	43%
Total new retail revenue—same store(1)	2,687,135	100%	2,506,452	100%	180,683	7%
New retail revenue—acquisitions	267,010		—
Total new retail revenues	2,954,145		2,506,452		447,693	18%
Fleet revenue—same store(1)	113,057		69,248		43,809	63%
Fleet revenue—acquisitions	3,072		—
Total fleet revenue	116,129		69,248		46,881	68%
New vehicle revenue, as reported	$3,070,274		$2,575,700		$494,574	19%
New retail units:
New retail units—same store(1)
Luxury	20,948	24%	21,415	25%	(467)	(2)%
Mid-line import	40,993	47%	38,956	46%	2,037	5%
Mid-line domestic	19,633	22%	19,201	23%	432	2%
Value	2,179	2%	1,901	2%	278	15%
Heavy trucks	3,927	5%	3,029	4%	898	30%
Total new retail units—same store(1)	87,680	100%	84,502	100%	3,178	4%
New retail units—acquisitions	9,468		—
Retail units—actual	97,148		84,502		12,646	15%
New revenue PVR—same store(1)	$30,647		$29,661		$986	3%
New revenue PVR—actual	$30,409		$29,661		$748	3%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Years Ended December 31,				Increase
	2004		2003		(Decrease)	Change
	(In thousands, except for unit and PVR data)
Gross profit:
New retail gross profit—same store(1)
Luxury	$70,260	36%	$78,195	41%	$(7,935)	(10)%
Mid-line import	61,248	31%	62,710	33%	(1,462)	(2)%
Mid-line domestic	40,194	21%	40,559	21%	(365)	(1)%
Value	3,882	2%	2,991	2%	891	30%
Heavy trucks	20,620	10%	6,401	3%	14,219	222%
Total new retail gross profit—same store(1)	196,204	100%	190,856	100%	5,348	3%
New retail gross profit—acquisitions	22,192		—
Total new retail gross profit	218,396		190,856		27,540	14%
Fleet gross profit—same store(1)	2,147		1,209		938	78%
Fleet gross profit—acquisitions	24		—
Total fleet gross profit	2,171		1,209		962	80%
New vehicle gross profit, as reported	$220,567		$192,065		$28,502	15%
New gross profit PVR—same store(1)	$2,238		$2,259		$(21)	(1)%
New gross profit PVR—actual	$2,248		$2,259		$(11)	—%
New retail gross margin—same store(1)	7.3%		7.6%		(0.3)	(4)%
New retail gross margin—actual	7.4%		7.6%		(0.2)	(3)%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

New vehicle revenue increased 19% to $3.1 billion from $2.6 billion for the year ended December 31, 2004 and 2003, respectively. Same store new retail units increased 4% during 2004, and same store new retail revenues increased 7% to $2.7 billion, as a result of a 3% increase in our new revenue PVR, driven by a 6% and 10% increase in the average selling price of our Nissan and Heavy truck vehicles, respectively.

New vehicle gross profit increased 15% to $220.6 million from $192.1 million for the year ended December 31, 2004 and 2003, respectively. Same store gross profit on new retail sales which increased 3% to $196.2 million during 2004 primarily as a result of a 222% increase in our Heavy Trucks business offset by general market conditions, particularly in the second and third quarters of 2004, which forced us to reduce our new gross profit PVR in order to maintain unit sales volumes.

Used Vehicle—

	For the Years Ended December 31,		Increase	%
	2004	2003	(Decrease)	Change
	(In thousands, except for unit and PVR data)
Revenue:
Retail revenues—same store(1)	$804,121	$799,366	$4,755	1%
Retail revenues—acquisitions	75,278	—
Total used retail revenues	879,399	799,366	80,033	10%
Wholesale revenues—same store(1)	281,930	257,001	24,929	10%
Wholesale revenues—acquisitions	28,129	—
Total wholesale revenues	310,059	257,001	53,058	21%
Used vehicle revenue, as reported	$1,189,458	$1,056,367	$133,091	13%
Gross profit:
Retail gross profit—same store(1)	$93,784	$93,376	$408	—%
Retail gross profit—acquisitions	7,886	—
Total used retail gross profit	101,670	93,376	8,294	9%
Wholesale gross profit—same store(1)	(1,990)	(1,551)	(439)	(28)%
Wholesale gross profit—acquisitions	(392)	—
Total wholesale gross profit	(2,382)	(1,551)	(831)	(54)%
Used vehicle gross profit, as reported	$99,288	$91,825	$7,463	8%
Used retail units—same store(1)	51,333	51,288	45	—%
Used retail units—acquisitions	4,115	—
Used retail units—actual	55,448	51,288	4,160	8%
Used revenue PVR—same store(1)	$15,665	$15,586	$79	1%
Used revenue PVR—actual	$15,860	$15,586	$274	2%
Used gross profit PVR—same store(1)	$1,827	$1,821	$6	—%
Used gross profit PVR—actual	$1,834	$1,821	$13	1%
Used retail gross margin—same store(1)	11.7%	11.7%	—	—%
Used retail gross margin—actual	11.6%	11.7%	(0.1)	(1)%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Used vehicle revenue increased 13% to $1.2 billion from $1.1 billion for the year ended December 31, 2004 and 2003, respectively. Same store used vehicle retail revenue increased 1%, on relatively flat same store unit sales, to $0.8 billion for the year ended December 31, 2004, as manufacturer incentive programs on new vehicles continued to impact our used vehicle retail unit sales volume and revenue PVR.

Used vehicle gross profit increased 8% to $99.3 million from $91.8 million for the year ended December 31, 2004 and 2003, respectively. Same store gross profit on used retail vehicle sales remained relatively flat at $93.8 million during 2004 as the used vehicle market continued to be affected by the use of new vehicle incentives by manufacturers, encouraging many customers who otherwise would have purchased used vehicles to purchase new vehicles instead.

Fixed Operations—

	For the Years Ended December 31,		Increase	%
	2004	2003	(Decrease)	Change
	(In thousands)
Revenue:
Revenues—same store(1)
Parts and service	$475,167	$435,158	$40,009	9%
Collision repair	53,736	55,606	(1,870)	(3)%
Total revenue—same store(1)	528,903	490,764	38,139	8%
Revenues—acquisitions	48,917	—
Parts, service and collision repair revenue, as reported	$577,820	$490,764	$87,056	18%
Gross profit:
Gross profit—same store(1)
Parts and service	$247,390	$228,522	$18,868	8%
Collision repair	29,444	29,179	265	1%
Total gross profit—same store(1)	276,834	257,701	19,133	7%
Gross profit—acquisitions	24,758	—
Parts, service and collision repair gross profit, as reported	$301,592	$257,701	$43,891	17%
Parts and service gross margin—same store(1)	52.1%	52.5%	(0.4)	(1)%
Collision repair gross margin—same store(1)	54.8%	52.5%	2.3	4%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Fixed operations revenue increased 18% to $577.8 million from $490.8 million for the year ended December 31, 2004 and 2003, respectively. Same store fixed operations revenue increased 8% to $528.9 million from $490.8 million for the year ended December 31, 2004 and 2003, respectively. The 8% increase in same store fixed operations revenue was primarily due to an increase in our “customer pay” and warranty parts and service businesses, which were collectively up approximately 11% on a same store basis. The growth in our “customer pay” business is a result of increased capacity utilization, equipment upgrades, continued focus on customer retention initiatives and the implementation of more aggressive advertising campaigns. Our warranty business continued its positive performance driven by continued manufacturer recall programs and increased work on imported vehicles, which typically generate higher revenue than domestic brands. These improvements were offset by a reduction in our collision repair center business, which decreased 3% for the year ended December 31, 2004, compared to the year ended December 31, 2003. The decrease in our collision repair center business is primarily attributable to our dealerships located in Texas, where a major hailstorm in 2003 resulted in incremental collision repair revenues in 2003.

Same store gross profit from fixed operations increased 7% to $276.8 million for the year ended December 31, 2004, from $257.7 million for the year ended December 31, 2003, resulting primarily from increased gross profit from our “customer pay” and warranty parts and service businesses.

Finance and Insurance, net—

	For the Years Ended December 31,		Increase	%
	2004	2003	(Decrease)	Change
	(In thousands, except for PVR data)
Dealership generated F&I—same store(1)	$118,926	$109,034	$9,892	9%
Dealership generated F&I—acquisitions	9,755	—
Dealership generated F&I, net	128,681	109,034	19,647	18%
Corporate generated F&I	5,695	2,693
Finance and insurance, net as reported	$134,376	$111,727	$22,649	20%
Dealership generated F&I PVR—same store(1)	$856	$803	$53	7%
Dealership generated F&I PVR—actual(2)	$843	$803	$40	5%
F&I PVR-actual	$881	$823	$58	7%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)          Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I gross profit PVR.

F&I increased 20% to $134.4 million from $111.7 million for the year ended December 31, 2004 and 2003, respectively. Dealership generated F&I increased 9% on a same store basis to $118.9 million for the year ended December 31, 2004. This increase is attributable to (i) increased service contract penetration, (ii) utilization of menus in the F&I sales process (iii) maturation of our corporate-sponsored programs and (iv) improvement of the F&I operations at franchises we acquired in prior periods. Corporate F&I was $5.7 million and $2.7 million for the years ended December 31, 2004 and 2003, respectively.

Selling, General and Administrative—

	For the Year Ended December 31,
	2004	% of Gross Profit	2003	% of Gross Profit	Increase (Decrease)	% Change
Personnel costs	$278,319	36.8%	$243,390	37.3%	$34,929	14%
Sales compensation	85,793	11.3%	73,062	11.2%	12,731	17%
Outside services	55,536	7.3%	44,746	6.8%	10,790	24%
Advertising	50,293	6.6%	40,453	6.2%	9,840	24%
Rent	38,323	5.1%	25,372	3.9%	12,951	51%
Utilities	15,505	2.1%	13,489	2.1%	2,016	15%
Insurance	16,352	2.2%	17,179	2.6%	(827)	(5)%
Other	56,499	7.5%	49,264	7.5%	7,235	15%
Selling, general and administrative	$596,620	78.9%	$506,955	77.6%	$89,665	18%
Gross profit	$755,823		$653,318		$102,505	16%

SG&A expense increased 18% to $596.6 million from $507.0 million for the year ended December 31, 2004 and 2003, respectively. SG&A expense as a percentage of gross profit increased to 78.9%, from 77.6% for the year ended December 31, 2004 and 2003, respectively. The increase in SG&A expense as a percentage of gross profit was a result of (i) ”start-up” operations of a new dealership in Texas and our entrance into the Southern California market, the combined operations of which incurred $13.4 million of SG&A while contributing only $12.1 million of gross profit, (ii) $4.6 million of increased rent resulting from a sale-leaseback transaction completed during 2004, (iii) $9.8 million of increased advertising expense, primarily in the second and third quarters, in an effort to maintain retail unit volumes and (iv) $1.4 million of incremental costs associated with Sarbanes-Oxley Section 404 compliance.

Depreciation and Amortization—

Depreciation and amortization expense increased 4% to $18.2 million for the year ended December 31, 2004. This increase is primarily related to the addition of property and equipment acquired during 2003 and 2004, offset by a reduction in property and equipment sold in a sale-leaseback transaction completed in 2004.

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

Other interest expense decreased 2% to $39.1 million, principally due to the repayment of $63.7 million of mortgage debt with the proceeds from a sale-leaseback transaction and the effect of capitalized interest on a higher level of construction in progress during 2004. These factors were offset by a higher average debt balance during 2004, compared to 2003 as our 8% Senior Subordinated Notes due 2014 were issued in December 2003.

Income Tax Provision—

Income tax expense increased 8% to $31.3 million from $28.9 million for the year ended December 31, 2004 and 2003, respectively. Our effective tax rate for the year ended December 31, 2004, was 37.3% compared to 38.0% for the same period in 2003. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources.

Discontinued Operations—

	For the Year Ended December 31, 2004			For the Year Ended December 31, 2003
	Sold	Pending Disposition	Total	Sold(b)	Pending Disposition(a)	Total
	(Dollars in thousands)
Franchises	24	4	28	29	2	31
Loss from operations	$(271)	$557	$286	$(731)	$(13)	$(744)
Impairment	—	—	—	(37,930)	—	(37,930)
Other expense	(3,729)	318	(3,411)	(3,058)	(538)	(3,596)
Loss on disposition of discontinued operations	(79)	—	(79)	(123)	—	(123)
Income tax benefit (expense)	956	(328)	628	10,236	209	10,445
Discontinued operations, net of tax	$(3,123)	$547	$(2,576)	$(31,606)	$(342)	$(31,948)

(a)           Businesses were pending disposition as of December 31, 2005

(b)          Businesses were sold between January 1, 2003 and December 31, 2005

During the year ended December 31, 2004, we sold fourteen franchises (ten dealership locations), and as of December 31, 2004, we were actively pursuing the sale of four franchises (two dealership locations). During the year ended December 31, 2005, we sold ten franchises (six dealership locations) including the franchises that were held for sale as of December 31, 2004. As of December 31, 2005 we were actively pursing the sale of four franchises (four dealership locations). The $2.6 million loss from discontinued operations is attributable to the loss on the sale of dealerships during the year ended December 31, 2004, and the losses of the franchises mentioned above. The $31.9 million loss from discontinued operations for the year ended December 31, 2003, includes a $29.2 million, net of tax, charge for the impairment of goodwill at our Oregon platform, the net losses of the dealerships mentioned above and the net loss on the sale of (i) five franchises (four dealership locations); (ii) eleven used-only dealership locations and (iii) two ancillary businesses, which were sold during 2003.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of December 31, 2005, our funds generated through future operations, and the funds available for borrowings under our Committed Credit Facility (as defined below), floor plan facilities, mortgage notes and proceeds from sale-leaseback transactions will be sufficient to fund our debt service, working capital requirements, commitments and contingencies, acquisitions, capital expenditures and any seasonal operating requirements for the foreseeable future.

As of December 31, 2005, we had cash and cash equivalents of $57.2 million and working capital of $347.0 million. In addition, we had $150.0 million available for borrowings under our committed credit facility for working capital, general corporate purposes and acquisitions. Subsequent to December 31, 2005, we reduced this availability to $125.0 million.

Credit Facility—

On March 23, 2005, we entered into a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A., 17 other financial institutions (the “Syndicate”), and Ford Motor Credit Company (“FMCC”), collectively the “Lenders”. Concurrently with entering into the Committed Credit Facility we terminated our First Amended and Restated Credit Agreement with FMCC, General Motors Acceptance Corporation (“GMAC”) and DaimlerChrysler Financial Services North America LLC (“DCFS”). The Committed Credit Facility provides $650.0 million of floor plan borrowing capacity (“Syndicated Floor Plan Facility”) and $150.0 million of working capital borrowing capacity (the “Revolver”), subsequently reduced to $125.0 million.

During the year ended December 31, 2005, we borrowed $15.0 million from the Revolver, of which $8.2 million was used for the purchase of real estate on which two of our dealerships are located. The remainder of the borrowings was used for general corporate purposes. During the year ended December 31, 2005, we repaid the $15.0 million borrowed from our Committed Credit Facility.

The Committed Credit Facility has a 3-year maturity, but provides for an indefinite series of one-year extensions at our request, if approved by the Lenders. We believe such approval would be obtained. As of December 31, 2005, the maturity was March, 2008 and subsequent to year end the maturity was extended to March, 2009.

Amounts borrowed under the Committed Credit Facility are secured by certain of our tangible and intangible assets and the guarantees of each of our subsidiaries, other than those subsidiaries involved in the sale of new motor vehicles manufactured by Toyota or Lexus.

The terms of the Committed Credit Facility require us on an ongoing basis to meet certain financial ratios, as defined in our Committed Credit Facility, including a Current Ratio of at least 1.2 to 1, a Fixed Charge Coverage Ratio of not less than 1.2 to 1, a Total Leverage Ratio of not greater than 4.5 to 1 and an Adjusted Net Worth of not less than $350.0 million. It also includes customary conditions with respect to incurring new indebtedness and places limitations on our ability to pay cash dividends and repurchase shares of our common stock.

The Committed Credit Facility also contains customary events of default, including change of control, non-payment of obligations and cross-defaults to our other indebtedness. Payments under the Committed Credit Facility may be accelerated upon the occurrence of an event of default that is not otherwise waived or cured, subject to certain provisions. As of December 31, 2005, we were in compliance with all of the covenants of the Committed Credit Facility.

Borrowing under the Revolver will accrue interest based on LIBOR.

Floor Plan Financing—

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory. We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “floor plan notes payable—manufacturer affiliated” and all other floor plan notes payable “floor plan notes payable—non-manufacturer affiliated.” As of December 31, 2005, total borrowing capacity under the floor plan financing agreements with our vehicle floor plan providers totaled $900.0 million. Subsequent to December 31, 2005, we reduced borrowing capacity to $795.0 million. In addition, as of December 31, 2005, we had total borrowing capacity of $56.0 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of December 31, 2005, we had $631.2 million, including $16.8 million classified as Liabilities Associated with Assets Held for Sale, outstanding to lenders affiliated with and not affiliated with the vehicle manufacturers from which we purchase our vehicle inventory.

We are required to make monthly interest payments on our floor plan facilities, but generally we are not required to repay the principal prior to the sale of the vehicle. The terms of certain floor plan arrangements impose upon us and our subsidiaries ongoing covenants including financial ratio requirements. As of December 31, 2005, we were in compliance with these financial covenants. Amounts financed under our floor plan facilities bear interest at variable rates, which are typically tied to LIBOR or the prime rate. The weighted average annualized interest rate on our floor plan facilities was 4.9% during the year ended December 31, 2005. Historically, certain vehicle manufacturers have offered floor plan assistance, a portion of which increase or decrease in conjunction with changes in prevailing interest rates.

During the year ended December 31, 2005, we refinanced our floor plan notes payable through the repayment of $334.7 million of floor plan notes payable—non-manufacturer affiliated and $93.4 million of floor plan notes payable—manufacturer affiliated with borrowings from our Syndicated Floor Plan Facility. As a result, during the year ended December 31, 2005, Floor plan notes payable—manufacturer affiliated decreased by $93.4 million and Floor plan notes payable—non-manufacturer affiliated increased by $93.4 million. In addition, during the year ended December 31, 2005 our Floor plan borrowings—non-manufacturer affiliated and Floor plan repayments—non-manufacturer affiliated increased by $334.7 million.

9% Senior Subordinated Notes due 2012—

We have $250.0 million in aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “9% Notes”) outstanding as of December 31, 2005. We pay interest on June 15 and December 15 of each year until maturity of the notes on June 15, 2012. At any time on or after June 15, 2007, we may, at our option, choose to redeem all or a portion of the notes at a redemption price that begins at 104.5% of the aggregate principal amount of the notes and reduces in each calendar year by 1.5% until the price reaches 100% of the aggregate principal amount in 2010 and thereafter. At any time before June 15, 2007, we may, at our option, choose to redeem all or a portion of the notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 9% Notes indenture.

Our 9% Notes are guaranteed by all of our current subsidiaries. We have also agreed to have all of our future subsidiaries become guarantors upon their formation or acquisition. The terms of our 9% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

8% Senior Subordinated Notes due 2014—

We have $200.0 million in aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the “8% Notes”) outstanding as of December 31, 2005. We pay interest on March 15 and September 15 of each year until maturity of the notes on March 15, 2014. At any time on or after March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 104.0% of the aggregate principal amount of these notes and reduces in each calendar year by approximately 1.3% until the price reaches 100% of the aggregate principal amount in 2012 and thereafter. On or before March 15, 2007, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of these notes at a redemption price equal to 108% of their principal amount plus accrued and unpaid interest thereon. At any time before March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 8% Notes indenture.

Our 8% Notes are guaranteed by all of our current subsidiaries, other than our current Toyota and Lexus dealership subsidiaries. We have also agreed to have all of our future subsidiaries, other than our future Toyota and Lexus subsidiaries, become guarantors upon their formation or acquisition. The terms of our 8% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

Mortgage Notes Payable—

As of December 31, 2005, we had two real estate mortgage notes payable outstanding totaling $26.8 million. The mortgage notes payable bear interest at fixed and variable rates (the weighted average interest rate was 6.4% for the year ended December 31, 2005). These obligations are collateralized by the related real estate with a carrying value of $39.2 million as of December 31, 2005, and mature in 2011. The terms of our mortgage notes payable require our subsidiaries to comply with specific financial ratio requirements and other ongoing covenants. As of December 31, 2005, we were in compliance with financial ratios and other ongoing covenants required by the terms of our mortgage notes payable.

Covenants—

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) a current ratio of at least 1.2 to 1, of which our ratio was approximately 1.59 to 1 as of December 31, 2005; (ii) a Fixed Charge Coverage ratio of at least 1.2 to 1, of which our ratio was approximately 1.53 to 1 as of December 31, 2005; and (iii) Total Leverage Ratio of not more than 4.5 to 1, of which our ratio was approximately 3.23 to 1 as of December 31, 2005, and (iv) an Adjusted Net Worth of not less than $350.0 million, of which our Adjusted Net Worth was $486.7 million as of December 31, 2005. A breach of these covenants could cause an acceleration of repayment and termination of the Committed Credit Facility by the Lenders. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which we were approximately 1.41 to 1 as of December 31, 2005; and (ii) a coverage ratio relating to earnings before income taxes, depreciation, amortization and rent (“EBITDAR”) of at least 1.5 to 1, of which we were approximately 3.19 to 1 as of December 31, 2005. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the our lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of December 31, 2005, we were in compliance with our debt and lease agreement covenants.

Contractual Obligations—

As of December 31, 2005, we had the following contractual obligations (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Floor plan notes payable	$631,157	$—	$—	$—	$—	$—	$631,157
Operating leases	57,802	55,679	54,696	49,135	46,683	317,861	581,856
Long-term debt, including capital lease obligations(a)	24,522	1,952	1,798	1,445	1,304	473,956	504,977
Interest on long-term debt(b)	40,503	40,466	40,341	40,243	40,174	126,729	328,456
Derivate obligations	13,965	—	—	—	—	—	13,965
Deferred compensation obligations	—	—	—	—	—	4,653	4,653
Employment contracts	2,288	1,033	200	200	33	—	3,754
Deferred acquisition payments	739	739	739	739	—	—	2,956
Total	$770,976	$99,869	$97,774	$91,762	$88,194	$923,199	$2,071,774

(a)           Does not include $8,028 of fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014

(b)          Includes variable interest calculated using a 4.9% estimate of LIBOR

Cash Flow

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of a vehicle immediately after that vehicle is sold. As a result, changes in floor plan notes payable are directly linked to changes in new vehicle inventory, and therefore are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided a reconciliation of cash provided by (used in) operating activities and financing activities, as if all changes in floor plan notes payable were classified as an operating activity.

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Reconciliation of Cash (used in) provided by Operating Activities to Adjusted Cash provided by Operating Activities
Cash (used in) provided by operating activities, as reported	$(40,457)	$(17,863)	$62,589
Floor plan notes payable—non-manufacturer affiliated, net	112,535	17,949	43,964
Cash provided by operating activities, as adjusted	$72,078	$86	$106,553
Reconciliation of Cash provided by Financing Activities to Adjusted Cash (used in) provided by Financing Activities
Cash provided by financing activities, as reported	$100,708	$64,490	$132,576
Floor plan borrowings—non-manufacturer affiliated	(3,160,682)	(2,360,243)	(1,997,418)
Floor plan repayments—non-manufacturer affiliated	3,048,147	2,342,294	1,953,454
Cash (used in) provided by financing activities, as adjusted	$(11,827)	$46,541	$88,612

Operating Activities—

Net cash used in operating activities totaled $40.5 million and $17.9 million for the year ended December 31, 2005 and 2004, respectively. Net cash provided by operating activities totaled $62.6 million for the year ended December 31, 2003. Net cash provided by operating activities, as adjusted, totaled $72.1 million, $0.09 million and $106.6 million for the year ended December 31, 2005, 2004 and 2003, respectively. Cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The increase in our cash provided by operating activities, as adjusted, for the year ended December 31, 2005, compared to the year ended December 31, 2004, was a result of (i) $16.4 million related to the timing of collection of accounts receivable, (ii) $57.0 million related to the timing of inventory purchases and repayments of the related floor plan notes payable.

We borrowed $15.3 million, $32.5 million and $38.1 million from our floor plan facilities for the purchase of inventory in connection with three, seven and thirteen franchise acquisitions during the year ended December 31, 2005, 2004 and 2003, respectively. In addition, in connection with six, fourteen and five franchise divestitures we repaid $24.9 million, $22.0 million and $12.1 million of floor plan notes payable during the year ended December 31, 2005, 2004 and 2003, respectively. Acquisition and divestiture activity decreased our cash provided by operating activities, as adjusted, by $9.6 million for the year ended December 31, 2005 and increased our cash provided by operating activities, as adjusted, by $10.5 million and $26.0 million for the year ended December 31, 2004 and 2003, respectively.

Investing Activities—

Net cash used in investing activities totaled $31.2 million, $125.2 million and $111.1 million for the year ended December 31, 2005, 2004 and 2003, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $78.1 million, $69.5 million and $54.6 million for the year ended December 31, 2005, 2004 and 2003, respectively, of which $41.9 million, $23.6 million and $20.0 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the year ended December 31, 2005, 2004 and 2003, respectively. Our capital investments consisted of upgrades of our existing facilities and construction of new facilities. Included in financeable capital expenditures for 2005 is $8.2 million of real estate on which two of our dealerships are located in connection with the sale of those dealerships. We subsequently sold one of the dealerships and the associated real estate and expect to sell the other dealership and the associated real estate in the first half of 2006. Net of the previously mentioned purchase of real estate associated with two divestitures, our total capital expenditures were $69.9 million for the year ended December 31, 2005.

We received $14.6 million, $10.1 million and $36.9 million in construction reimbursements from lessors in connection with our sale-leaseback agreements during the year ended December 31, 2005, 2004 and 2003. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. We expect that capital expenditures during 2006 will total approximately $80.0 million, of which we intend to finance approximately 60% principally through sale-leaseback agreements.

During 2005, we exercised an option to purchase certain real estate in Texas on which we operate dealerships and previously leased for $57.0 million, $44.7 million of which we immediately sold to a third party and entered into a long-term operating lease with the buyer. We do not expect our rent expense on the $44.7 million of previously leased real estate to materially change.

Cash used for acquisitions totaled $24.6 million for three franchises, $108.3 million for seven franchises and $118.0 million for thirteen franchises, during the year ended December 31, 2005, 2004 and 2003, respectively. Included in cash used for acquisitions is $15.3 million, $32.5 million and $38.1 million of purchase price we financed through borrowings from our floor plan facilities. We expect to spend between $50.0 million and $150.0 million on acquisitions in 2006.

Proceeds from the sale of assets totaled $102.6 million, $41.9 million and $23.5 million for the year ended December 31, 2005, 2004 and 2003, respectively. Included in the proceeds from the sale of assets for the year ended December 31, 2005, 2004 and 2003, were $24.9 million, $22.0 million and $12.1 million, respectively, of proceeds that were paid directly to our floor plan providers associated with the sale of inventory in connection with our divestitures. Included in the proceeds from sale of assets for 2005 is $42.2 million (including $17.2 million of proceeds paid directly to our floor plan providers) associated with the sale of four of our Thomason franchises in Portland, Oregon. We expect to complete the sale of the two remaining franchises in the first half of 2006. Based on the contracted sales price, we expect to receive approximately $15.0 million of net proceeds (approximately $23.0 million of gross proceeds less approximately $8.0 million of proceeds to be paid directly to our floor plan providers), and expect to generate another $20.0 million in the first half of 2006 through cash tax savings and the settlement of net assets not included in the sale. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships. Included in proceeds from the sale of assets for 2005 is $44.7 million of proceeds from the sale of previously leased real estate associated with the previously mentioned sale-leaseback transaction in Texas.

Financing Activities—

Net cash provided by financing activities totaled $100.7 million, $64.5 million and $132.6 million during the year ended December 31, 2005, 2004 and 2003, respectively. Net cash used in financing activities, as adjusted, totaled $11.8 million for the year ended December 31, 2005. Net cash provided by financing activities, as adjusted, totaled $46.5 million and $88.6 million during the year ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2005 and 2004, proceeds from borrowings amounted to $24.5 million and $21.6 million, which were used to finance construction on our dealership facilities and general corporate purposes during 2005 and 2004. During 2003, proceeds from borrowings included $115.5 million, which was primarily used for acquisitions and working capital. In addition, in 2005 we incurred $5.0 million of debt issuance costs associated with our Committed Credit Facility.

During 2005, 2004 and 2003, we repaid debt of $50.1 million, $91.8 million and $207.7 million, respectively. During 2004, we utilized the proceeds from a sale-leaseback transaction to repay $63.7 million of mortgages associated with the property sold in the transaction and we used the proceeds from a mortgage refinancing to repay the balance of the original mortgage. During 2003, we repaid all amounts outstanding under our acquisition facility with the net proceeds of $193.3 million from the issuance of our 8% Senior Subordinated Notes due 2014 and the proceeds from certain of our sale-leaseback transactions.

During 2005 and 2004, we received net proceeds of $15.1 million and $114.9 million from the sale of real estate associated with sale-leaseback transactions. We consider these particular transactions financing activities as we owned the real estate and related improvements prior to the sale-leaseback transaction and continue to use the dealership facilities and related real estate in our operations. We have entered into long-term lease agreements for use of the dealership facilities with the lessors.

During 2003, we paid $9.7 million to repurchase shares of our common stock. Included in the amount paid during 2003 was $1.3 million related to shares of our common stock purchased and accrued for in 2002. We did not repurchase any shares of our common stock during 2005 and 2004.

We distributed $3.0 million to the members of Asbury Automotive Group, L.L.C., our predecessor entity, during 2003, to cover their income tax liabilities. This distribution represented our final limited liability company distribution to our members.

Sale-Leaseback Transactions

During 2005, we completed seven sale-leaseback transactions resulting in the sale of $77.8 million of real estate and the commencement of long-term operating leases. Certain of our sale-leaseback agreements provide for the third party to reimburse us for the construction costs as they are incurred. In connection with one of the sale-leaseback transactions, we received $13.1 million of reimbursements in 2004 associated with a $14.5 million construction project. As of December 31, 2004, this project had been completed but was pending final reimbursement. We received the remaining $1.4 million reimbursement in the first quarter of 2005 and executed the sale-leaseback transaction. The other six sale-leaseback transactions were completed and executed in 2005 resulting in the sale of $63.3 million of real estate and related improvements. We estimate the incremental annualized rent expense from these seven sale-leaseback transactions is approximately $3.0 million. In addition, we had $11.9 million of completed construction projects associated with pending sale-leaseback transactions and $2.9 million of ongoing constructions projects, which are included in Assets Held for Sale and Other Current Assets, respectively, on our Consolidated Balance Sheet as of December 31, 2005. We expect to complete these construction projects and execute the associated sale-leaseback transactions in 2006.

Acquisitions and Divestitures

During the year ended December 31, 2005, we acquired three franchises (one dealership location) for $9.3 million of cash, $15.3 million of borrowings from our floor plan facilities, the exchange of two of our franchises valued at $1.5 million and $0.7 million of future payments.

During the year ended December 31, 2005, we placed ten franchises (eight dealership locations) into discontinued operations and sold ten franchises (six dealership locations), six franchises (four dealership locations) of which were placed into discontinued operations in 2005.

Pending Acquisitions and Divestitures

As of December 31, 2005, four of our franchises (four dealership locations) were pending disposition.

We anticipate that we will spend between $50.0 million and $150.0 million on acquisitions in 2006, contributing between $125.0 million and $250.0 million of annual revenues.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 9% Notes, our 8% Notes and our Committed Credit Facility, our ability to repurchase shares of our common stock and pay cash dividends are limited. As of December 31, 2005, our ability to repurchase shares and pay cash dividends was limited to an aggregate purchase price of $47.4 million due to these restrictions. We did not repurchase any shares of our common stock or pay cash dividends during 2005.

Off Balance Sheet Transactions

We had no off balance sheet transactions during the years presented other than those already disclosed in Notes 19 and 20 of our consolidated financial statements.

Recent Developments

In January 2006, we sold one franchise (one dealership location) in Southern California. We sold this franchise for $3.1 million and recognized a loss on the sale of approximately $1.0 million. In March 2006, we sold two franchises (one dealership location) in Tampa, Florida. We sold these franchises for $6.1 million and recognized a gain on the sale of approximately $1.0 million. We did not have a commitment to sell these franchises as of December 31, 2005 and therefore, did not classify these franchises as discontinued operations as of December 31, 2005.

In March 2006 we amended our Committed Credit Facility to include DCFS in the Syndicate. In addition, DCFS will provide $120.0 million of floor plan financing outside of the Syndicate to finance inventory purchases at our Mercedes, Chrysler, Dodge and Jeep dealerships. Subsequent to the signing of this amendment, floor plan borrowings from DCFS will be included in Floor Plan Notes Payable—Manufacturer Affiliated on our Consolidated Balance Sheets. The DCFS facility has no stated termination date and borrowings will accrue interest based on LIBOR. In addition, we reduced the borrowing capacity of the Revolver from $150.0 million to $125.0 million and reduced the commitment of the Syndicate to finance our inventory purchases from $650.0 million to $425.0 million.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual amounts could differ from those estimates. On an ongoing basis, management evaluates its estimates and assumptions and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting estimates described below are those that require management judgments, and therefore are critical to understanding our results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of our board of directors.

Inventories—

Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for new and used vehicles, we consider (i) the aging of new and used vehicles, (ii) loss histories of new and used vehicles, (iii) the timing of annual and model changeovers of new vehicles and (iv) current market conditions.

We very rarely sell new vehicles that have been in inventory for less than 300 days at a loss. Our new vehicle loss histories have indicated that our losses range between 1-4% of our new vehicle inventory that exceeded 300 days old. As of December 31, 2005, our new vehicle loss reserve was $0.5 million or 3.4% of new vehicle inventory over 300 days old. Each 1% change in our estimate would change our new vehicle reserve approximately $0.1 million. Our used vehicle loss histories have indicated that our losses range between 2-4% of our used vehicle inventory. As of December 31, 2005, our used vehicle loss reserve was $3.0 million or 2.6% of used vehicle inventory. Each 1% change in our estimate would change our used vehicle reserve approximately $1.1 million.

Notes Receivable—Finance Contracts—

As of December 31, 2005 and 2004, we had outstanding notes receivable from finance contracts of $27.2 million and $37.1 million, respectively. These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve. Our loss histories indicate our future credit losses will be approximately 13% of notes receivable. Our allowance for credit losses was $3.5 million and $6.2 million as of December 31, 2005 and 2004, respectively. Each 1% change in our estimate would change our credit loss reserve approximately $0.3 million.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 7% and 18%. Our chargeback reserves were $12.6 million and $12.0 million as of December 31, 2005 and 2004, respectively. A 1% change in our estimate for all our products would have changed our finance and insurance, net by approximately $1.6 million.

Self Insurance Reserves—

We are self insured for certain employee medical and workers compensation claims. We maintain stop loss insurance for individual and aggregate claims. We maintain and frequently review claim and loss histories to help us assess our future liability for these claims. In addition, we use professional service providers such as account administrators and actuaries to help us accumulate and assess this information.

As of December 31, 2005, we had $4.6 million of insurance reserves for both known and unknown employee medical and workers compensation claims.

Goodwill and Other Intangible Assets—

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that based on how we operate our business, allocate resources, and regularly review our financial data and operating results that we qualify as a single reporting unit for purposes of testing goodwill for impairment. We evaluate our operations and financial results in the aggregate by dealership. The dealership general managers implement the strategy as determined by the corporate office and regional management team, and have the independence and flexibility to respond effectively to local market conditions.

The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Due to the fact that manufacturer franchise rights are specific to the location in which we acquire a dealership, we have determined that the dealership is the reporting unit for purposes of testing for impairment.

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

For the years ended December 31, 2005, 2004 and 2003, $13.4 million, $13.5 million and $13.4 million, respectively, of lease payments were made to entities controlled by our directors, shareholders or employees.

For the years ended December 31, 2004 and 2003, $0.1 million and $0.6 million, respectively, were paid to an advertising entity in which one of our former directors had a substantial interest.

During each of the years ended December 31, 2005, 2004, and 2003 we paid $0.1 million in legal fees to a law firm in which one of our directors is of counsel.

In 2005, we sold thirteen vehicles to members of our board of directors and/or their immediate family for a total of $0.6 million. In 2004, we sold two vehicles to two members of our board of directors for a total of $0.2 million.

In 2004, we sold three franchises (one dealership location) to a member of our board of directors for $7.4 million. After the allocation of $3.7 million of goodwill, the book value approximated the selling price of the franchises sold. In 2005, we repaid this member of our board of directors $0.3 million as final settlement of this transaction.

In 2003, we purchased land for $0.8 million, sold it to one of our directors for $0.8 million and entered into a long-term operating lease with the director for the property. The land is contiguous to other property owned by this director, for which we currently have long-term operating leases.

In 2003, we acquired one dealership facility (five franchises) with annualized revenue of approximately $47.0 million from an executive of one of our regions for $8.0 million.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment.” This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (revised 2004) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123 (revised 2004). Registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after September 15, 2005. The Commission’s new rule allows companies to implement SFAS No. 123 (revised 2004) at the beginning of their next fiscal year, instead of the next reporting period, that begins after September 15, 2005. We will adopt Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-based Payment” in the first quarter of 2006. We expect our SG&A expense to increase by approximately $5.0 million in 2006 as a result of the adoption of SFAS No. 123 (revised 2004) and our decision to issue restricted stock units instead of stock options. Certain of our equity awards have conditions based on the performance of the company that may affect the number of awards ultimately issued. Therefore the amount of stock-based compensation expense recorded may materially differ from our current estimate.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of a vehicle immediately after that vehicle is sold. As a result, changes in floor plan notes payable are directly linked to changes in new vehicle inventory, and therefore are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided a reconciliation of cash provided by (used in) operating activities and financing activities, as if all changes in floor plan notes payable were classified as an operating activity.

Adjusted cash provided by (used in) operating and financing activities

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Reconciliation of Cash (used in) provided by Operating Activities to Adjusted Cash provided by Operating Activities
Cash (used in) provided by operating activities, as reported	$(40,457)	$(17,863)	$62,589
Floor plan notes payable—non-manufacturer affiliated, net	112,535	17,949	43,964
Cash provided by operating activities, as adjusted	$72,078	$86	$106,553
Reconciliation of Cash provided by Financing Activities to Adjusted Cash (used in) provided by Financing Activities
Cash provided by financing activities, as reported	$100,708	$64,490	$132,576
Floor plan borrowings—non-manufacturer affiliated	(3,160,682)	(2,360,243)	(1,997,418)
Floor plan repayments—non-manufacturer affiliated	3,048,147	2,342,294	1,953,454
Cash (used in) provided by financing activities, as adjusted	$(11,827)	$46,541	$88,612

Dealership Generated F&I Gross Profit PVR—

We evaluate our F&I performance on a PVR basis by dividing our total F&I gross profit by the number of retail vehicles sold during the period. During 2003, we renegotiated a contract with one of our third party F&I product providers, which resulted in the recognition of income that was not attributable to retail vehicles sold during the year. We believe that dealership generated F&I, which excludes the additional revenue derived from contracts negotiated by our corporate office, provides a more accurate measure of our F&I operating performance. The following table reconciles F&I, net to dealership generated F&I, and provides the necessary components to calculate dealership generated F&I PVR (in thousands, except for unit and per vehicle data):

	For the Years Ended December 31,
	2005	2004	2003
F&I, net (as reported)	$151,584	$134,376	$111,727
Less: Corporate F&I	(4,822)	(5,695)	(2,693)
Dealership generated F&I	$146,762	$128,681	$109,034
Dealership generated F&I PVR	$883	$843	$803
Retail units sold:
New retail units	105,521	97,148	84,502
Used retail units	60,615	55,448	51,288
Total	166,136	152,596	135,790

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $864.9 million of total variable rate debt (excluding $8.0 million of our fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014 and including floor plan notes payable) outstanding as of December 31, 2005, a 1% change in interest rates would result in a change of approximately $8.6 million to our annual other interest expense. Conversely, based on fixed-rate debt of $271.2 million a 1% change in interest would mean we would not experience the impact of a $2.7 million change in interest expense.

We received $28.4 million of interest credit assistance from certain automobile manufacturers during the year ended December 31, 2005. Interest credit assistance reduced cost of sales for the year ended December 31, 2005 by $26.9 million and reduced new vehicle inventory by $3.6 million and $3.9 million as of December 31, 2005 and 2004, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk

We have entered into two forward starting interest rate swaps with a combined notional principal amount of $170.0 million. Both swaps were designed to provide a hedge against the changes in interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006, and qualified for cash flow hedge accounting treatment. As of December 31, 2005 and December 31, 2004, the swaps had a fair value of $5.9 million and $7.1 million, and are included in Accrued Liabilities and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets. During the period between December 31, 2005 and March 1, 2006, the fair value of these swaps had declined to $4.1 million, and on March 1, 2006 both swap positions were liquidated. Because the cash flows being hedged by these swaps are related floor plan notes payable that are still outstanding and are expected to remain outstanding until the designated maturity of the swap agreements, the amount recognized in Accumulated Other Comprehensive Income as of the termination date will be amortized into earnings through March 2014. We expect to recognize additional floor plan interest expense of $0.8 million during 2006 as a result of this amortization.

We have entered into an interest rate swap with a notional principal amount of $200.0 million as a fair value hedge of our 8% Senior Subordinated Notes due 2014 (the 8% Notes.) Under the terms of the swap agreement, we make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge and is perfectly effective. As a result, our 8% Notes have been adjusted by the fair value of the related swap. As of December 31, 2005 and December 31, 2004, the swap agreement had a fair value of $8.0 million and $2.7 million and is included in Accrued Liabilities and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets. During the period between December 31, 2005 and March 1, 2006, the fair value of this swap had increased to $9.1 million and on March 1, 2006 the swap position was liquidated. Fair value hedge accounting requires adjusting the carrying value of the underlying hedged security, such that a new amortization is required to accrete the debt back to its face amount when the hedge is terminated. Therefore, we expect to recognize additional other interest expense of $0.9 million during 2006 as a result of this amortization.

We have entered into an interest rate swap with a current notional principal amount of $14.7 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable and qualifies for cash flow hedge accounting treatment. Under the terms of the swap agreement, we make payments based on a fixed rate of 6.08% and receive a variable rate cash flows based on one-month LIBOR. As of December 31, 2005, the swap agreement had a fair value of $0.3 million, which was included in Other Long-Term Assets on the accompanying Consolidated Balance Sheets. As of December 31, 2004, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asbury Automotive Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 15, 2006

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,194	$28,093
Contracts-in-transit	122,250	105,360
Restricted investments	913	1,645
Accounts receivable (net of allowance of $1,216 and $2,073, respectively)	167,203	148,196
Inventories	709,791	761,557
Deferred income taxes	19,825	15,576
Prepaid and other current assets	56,506	56,831
Assets held for sale	51,498	25,748
Total current assets	1,185,180	1,143,006
PROPERTY AND EQUIPMENT, net	193,457	195,788
GOODWILL	457,405	461,650
RESTRICTED INVESTMENTS, net of current portion	4,247	2,478
OTHER LONG-TERM ASSETS	90,511	95,037
Total assets	$1,930,800	$1,897,959
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$204,044	$336,369
Floor plan notes payable—non-manufacturer affiliated	410,338	314,579
Current maturities of long-term debt	24,522	33,880
Accounts payable	72,432	53,078
Accrued liabilities	100,043	89,066
Liabilities associated with assets held for sale	26,847	20,538
Total current liabilities	838,226	847,510
LONG-TERM DEBT	472,427	492,536
DEFERRED INCOME TAXES	44,287	40,360
OTHER LONG-TERM LIABILITIES	28,094	35,821
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized 34,435,252 and 34,163,759 shares issued, including shares held in treasury, respectively	344	342
Additional paid-in capital	417,055	413,094
Retained earnings	148,986	87,905
Treasury stock, at cost; 1,586,587 shares held	(15,032)	(15,032)
Accumulated other comprehensive loss	(3,587)	(4,577)
Total shareholders’ equity	547,766	481,732
Total liabilities and shareholders’ equity	$1,930,800	$1,897,959

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
REVENUES:
New vehicle	$3,385,294	$3,070,274	$2,575,700
Used vehicle	1,356,523	1,189,458	1,056,367
Parts, service and collision repair	647,262	577,820	490,764
Finance and insurance, net	151,584	134,376	111,727
Total revenues	5,540,663	4,971,928	4,234,558
COST OF SALES:
New vehicle	3,151,494	2,849,707	2,383,635
Used vehicle	1,236,540	1,090,170	964,542
Parts, service and collision repair	314,259	276,228	233,063
Total cost of sales	4,702,293	4,216,105	3,581,240
GROSS PROFIT	838,370	755,823	653,318
OPERATING EXPENSES:
Selling, general and administrative	654,210	596,620	506,955
Depreciation and amortization	19,733	18,243	17,585
Income from operations	164,427	140,960	128,778
OTHER INCOME (EXPENSE):
Floor plan interest expense	(29,054)	(19,457)	(14,790)
Other interest expense	(40,846)	(39,059)	(39,935)
Interest income	971	746	449
Other income, net	260	765	1,522
Total other expense, net	(68,669)	(57,005)	(52,754)
Income before income taxes	95,758	83,955	76,024
INCOME TAX EXPENSE	35,854	31,306	28,889
INCOME FROM CONTINUING OPERATIONS	59,904	52,649	47,135
DISCONTINUED OPERATIONS, net of tax	1,177	(2,576)	(31,948)
NET INCOME	$61,081	$50,073	$15,187
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.83	$1.62	$1.44
Discontinued operations	0.04	(0.08)	(0.97)
Net income	$1.87	$1.54	$0.47
Diluted—
Continuing operations	$1.82	$1.61	$1.44
Discontinued operations	0.04	(0.08)	(0.98)
Net income	$1.86	$1.53	$0.46
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,691	32,502	32,648
Diluted	32,896	32,674	32,715

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balances, December 31, 2002	34,000,000	$340	$410,718	$22,645	(772,824)	$(6,630)	$(122)	$426,951
Comprehensive Income:
Net income	—	—	—	15,187	—	—	—	15,187
Change in fair value of interest rate swaps, net of $342 tax expense	—	—	—	—	—	—	635	635
Amortization of loss on interest rate swaps, net of $80 tax expense	—	—	—	—	—	—	122	122
Comprehensive income								15,944
Issuance of common stock in connection with the exercise of stock options	22,008	—	295	—	—	—	—	295
Stock and stock option compensation	—	—	69	—	—	—	—	69
Purchase of common stock	—	—	—	—	(817,189)	(8,434)	—	(8,434)
Balances, December 31, 2003	34,022,008	340	411,082	37,832	(1,590,013)	(15,064)	635	434,825
Comprehensive Income:
Net income	—	—	—	50,073	—	—	—	50,073
Change in fair value of interest rate swaps, net of $3,089 tax benefit	—	—	—	—	—	—	(5,212)	(5,212)

Comprehensive income								44,861
Issuance of common stock in connection with the exercise of stock options, including $95 tax benefit	141,751	2	1,955	—	—	—	—	1,957
Stock and stock option compensation	—	—	57	—	3,426	32	—	89
Balances, December 31, 2004	34,163,759	342	413,094	87,905	(1,586,587)	(15,032)	(4,577)	481,732
Comprehensive Income:
Net income	—	—	—	61,081	—	—	—	61,081
Change in fair value of interest rate swaps, net of $594 tax expense	—	—	—	—	—	—	990	990

Comprehensive income								62,071
Issuance of common stock in connection with the exercise of stock options, including $381 tax benefit	271,493	2	3,960	—	—	—	—	3,962
Stock and stock option compensation	—	—	1	—	—	—	—	1
Balances, December 31, 2005	34,435,252	$344	$417,055	$148,986	(1,586,587)	$(15,032)	$(3,587)	$547,766

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$61,081	$50,073	$15,187
Adjustments to reconcile net income to net cash (used in) provided by operating activities—
Depreciation and amortization	19,733	18,243	17,585
Depreciation and amortization from discontinued operations	1,441	2,608	3,952
Impairment of goodwill	—	—	37,930
Amortization of deferred financing fees	2,192	1,579	5,333
Change in allowance for doubtful accounts	(857)	(298)	249
(Gain) loss on sale of discontinued operations	(637)	79	123
Change in deferred income taxes	(916)	13,903	(7,300)
Other adjustments	6,786	6,167	3,919
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(16,890)	(12,902)	(2,691)
Accounts receivable	(35,129)	(53,664)	(38,177)
Proceeds from the sale of accounts receivable	16,867	19,046	19,958
Inventories	56,541	(81,983)	(3,553)
Prepaid and other current assets	(35,869)	(38,376)	(20,511)
Floor plan notes payable—manufacturer affiliated	(139,781)	36,334	19,681
Accounts payable and accrued liabilities	25,776	16,983	11,186
Other long-term assets and liabilities	(795)	4,345	(282)
Net cash (used in) provided by operating activities	(40,457)	(17,863)	62,589
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—non-financed	(36,123)	(45,881)	(34,659)
Capital expenditures—financeable	(41,940)	(23,591)	(19,974)
Construction reimbursements associated with sale-leaseback agreements	14,630	10,138	36,932
Purchase of previously leased real estate	(44,701)	—	—
Acquisitions	(24,613)	(108,323)	(117,953)
Proceeds from the sale of assets	102,589	41,910	23,511
Other	(992)	502	1,076
Net cash used in investing activities	(31,150)	(125,245)	(111,067)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-manufacturer affiliated	3,160,682	2,360,243	1,997,418
Floor plan repayments—non-manufacturer affiliated	(3,048,147)	(2,342,294)	(1,953,454)
Proceeds from issuance of senior subordinated notes	—	—	200,000
Payment of debt issuance costs	(4,975)	—	(6,740)
Proceeds from borrowings	24,531	21,606	115,510
Repayments of debt	(50,096)	(91,800)	(207,743)
Proceeds from the sale of assets associated with sale-leaseback agreements	15,132	114,873	—
Proceeds from the exercise of stock options	3,581	1,862	295
Purchase of treasury stock	—	—	(9,700)
Distributions to members	—	—	(3,010)
Net cash provided by financing activities	100,708	64,490	132,576
Net increase (decrease) in cash and cash equivalents	29,101	(78,618)	84,098
CASH AND CASH EQUIVALENTS, beginning of year	28,093	106,711	22,613
CASH AND CASH EQUIVALENTS, end of year	$57,194	$28,093	$106,711

See Note 18 for supplemental cash flow information

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

1.   DESCRIPTION OF BUSINESS

Asbury Automotive Group, Inc. is a national automotive retailer, operating 125 franchises (90 dealership locations) in 23 metropolitan markets as of December 31, 2005. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 24 collision repair centers that serve our markets.

Our retail network was organized as separate dealership groups until the first quarter of 2005, when we reorganized our network into principally four regions: (i) Florida (comprising our Coggin dealerships operating primarily in Jacksonville and Orlando and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon, our Spirit dealerships operating primarily in Los Angeles, California and our Northern California Dealerships), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations. During the fourth quarter of 2005, we sold four of our Thomason dealerships in Portland, Oregon and are in the process of selling the remaining two dealerships as well as our Spirit Nissan and Dodge stores in Southern California. We expect to complete these sales in the first half of 2006, which will reduce the number of metropolitan markets in which we operate to 21.

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
December 31, 2005, 2004 and 2003

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
December 31, 2005, 2004 and 2003

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

Goodwill and Other Intangible Assets

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that based on how we operate our business, allocate resources, and regularly review our financial data and operating results that we qualify as a single reporting unit for purposes of testing goodwill for impairment. We evaluate our operations and financial results in the aggregate by dealership. The dealership general managers implement the strategy as determined by the corporate office and regional management team, and have the independence and flexibility to respond effectively to local market conditions.

The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Due to the fact that manufacturer franchise rights are specific to the location in which we acquire a dealership, we have determined that the dealership is the reporting unit for purposes of testing for impairment.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, restricted investments, accounts payable, floor plan notes payable, long-term debt and interest

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

rate swap agreements. The carrying amounts of our accounts receivable, notes receivable, restricted investments, accounts payable, floor plan notes payable and interest rate swap agreements approximate fair value due either to length of maturity or existence of variable interest rates, which approximate market rates. As of December 31, 2005, our 9% Notes and our 8% Notes had a carrying value of $250.0 million and $200.0 million (excluding the effects of our fair value hedge), respectively, and a fair market value, based on current market prices, of $245.0 million and $190.0 million, respectively.

We have entered into two forward interest rate swaps with a combined notional principal amount of $170.0 million, to provide a hedge against changes in the interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006. As of December 31, 2005 and December 31, 2004, the swaps had a fair value of $5.9 million and $7.1 million, respectively.

We have entered into an interest rate swap agreement with a notional principal amount of $200.0 million as a hedge against changes in the fair value of our 8% Notes. As of December 31, 2005 and December 31, 2004, the swap agreement had a fair value of $8.0 million and $2.7 million, respectively.

We have entered into an interest rate swap agreement with a current notional principal amount of $14.7 million as a hedge against future changes in the interest rate of our variable rate mortgage notes payable. As of December 31, 2005 and 2004, the swap agreement had a fair value of $0.3 million and $0.2 million, which was included in Other Long-Term Assets and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Self Insurance

We are self insured for certain employee medical and workers compensation claims. We maintain stop loss insurance for individual and aggregate claims. We maintain and frequently review claim and loss histories to help us assess our future liability for these claims. In addition we use professional service providers such as account administrators and actuaries to help us accumulate and assess this information.

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
December 31, 2005, 2004 and 2003

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

The following table illustrates the effect on net income and net income per common share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income	$61,081	$50,073	$15,187
Adjustments to net income:
Stock-based compensation expense included in net income, net of tax	1	57	69
Pro forma stock-based compensation expense, net of tax	(2,224)	(4,277)	(3,335)
Pro forma net income	$58,858	$45,853	$11,921
Net income per common share—basic (as reported)	$1.87	$1.54	$0.47
Pro forma net income per common share—basic	$1.80	$1.41	$0.36
Net income per common share—diluted (as reported)	$1.86	$1.53	$0.46
Pro forma net income per common share—diluted	$1.79	$1.40	$0.36

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

	2005	2004	2003
Expected life of option	4 years	4 years	5 years
Risk-free interest rate	4.4%	3.3%	2.7%
Expected volatility	42%	51%	63%
Expected dividend yield	NA	NA	NA

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

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

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Consolidated Statements of Income. We recognized minor ineffectiveness during the year ended December 31, 2005 and no ineffectiveness during the year ended December 31, 2004 and 2003.

Advertising

We expense production and other costs of advertising as incurred and media when the advertising initially takes place, net of certain manufacturer advertising credits and other discounts. Advertising expense from continuing operations totaled $51.3 million, $50.3 million and $40.5 million for the years ended December 31, 2005, 2004 and 2003, net of earned advertising credits and volume discounts of $8.3 million, $7.1 million and $5.8 million, respectively, and is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income.

Construction Period Rent

We have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either reimbursing us for the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the costs of the construction and lease payments during the construction period and record a corresponding liability equal to the amounts reimbursed. Upon completion of the construction, we will execute the sale-leaseback transaction, remove the construction costs and the related liability from our Consolidated Balance Sheets and amortize the capitalized lease payments on a straight-line basis over the lease term. In accordance with FASB Staff Position FAS13-1 “Accounting for Rental Costs Incurred during a Construction Period”, in 2006 we will begin to expense all construction period rent as incurred.

Income Taxes

We use the liability method to account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

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

Discontinued Operations

In accordance with, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Consolidated Balance Sheets as of December 31, 2005 and 2004, have been classified to Assets Held for Sale and Liabilities Associated with Assets Held for Sale, to the extent that they were held for sale at each balance sheet date. In addition, the accompanying Consolidated Statements of Income for the years ended December 31, 2004 and 2003 have been reclassified to reflect the results of businesses sold during 2005 or held for sale as of December 31, 2005 as if we had classified those businesses as discontinued operations during the respective fiscal years presented (see Note 16).

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

The net change in service loaner vehicle financing is reflected as an operating activity in the accompanying Consolidated Statements of Cash Flows, as theses borrowings and repayments are with lenders affiliated with the vehicle manufacturer from which we purchase the related inventory.

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

Financeable capital expenditures include all expenditures that we have financed or sold during the reporting period or intend to finance or sell in future reporting periods through sale-leaseback transactions or mortgage financing. Non-financeable capital expenditures include all capital expenditures not included in financeable capital expenditures.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

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

For the year ended December 31, 2005, Honda, Nissan, Mercedes-Benz, Toyota, BMW, Lexus, Ford and Acura accounted for 20%, 12%, 8%, 7%, 6%, 6%, 6% and 5% of our revenues from new vehicle sales, respectively. No other franchise accounted for more than 5% of our total new vehicle retail revenues in 2005.

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

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment.”  This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (revised 2004) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123 (revised 2004). Registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after September 15, 2005. The Commission’s new rule allows companies to implement SFAS No. 123 (Revised 2004) at the beginning of their next fiscal year, instead of the next reporting period, that begins after September 15, 2005. We will adopt Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-based Payment” in the first quarter of 2006. We expect our SG&A expense to increase by approximately $5.0 million in 2006 as a result of the adoption of SFAS No. 123 (revised 2004) and our decision to issue restricted stock units instead of stock options. Certain of our equity awards have conditions based on the performance of the company that may affect the number of awards ultimately issued. Therefore the amount of stock-based compensation expense recorded may materially differ from our current estimate.

3.   ACQUISITIONS

During the year ended December 31, 2005, we acquired three franchises (one dealership location) for $9.3 million of cash, $15.3 million from borrowings under our floor plan facilities, the exchange of two of our franchises valued at $1.5 million and $0.7 million of future payments. During the year ended December 31, 2004, we acquired seven franchises (seven dealership locations) for $75.9 million of cash, $32.5 million from borrowings under our floor plan facilities, with the remaining $2.5 million representing the fair value of future payments. During the year ended December 31, 2003, we acquired thirteen franchises (seven dealership locations) and one ancillary business for $0.3 million of cash, $79.6 million was funded through borrowings under our Committed Credit Facility and $38.1 million from borrowings under our floor plan facilities.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The allocation of purchase price for acquisitions is as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Inventory	$17,156	$36,162	$44,591
Fixed assets	344	4,048	4,200
Other assets	1	2,367	742
Goodwill	6,621	53,180	42,178
Franchise rights	2,629	15,428	30,000
Other liabilities	—	(280)	(3,758)
Total purchase price	$26,751	$110,905	$117,953

The allocation of purchase price to assets acquired and liabilities assumed for certain current and prior year acquisitions was based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available.

4.   ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable

We have agreements to sell certain of our trade receivables, without recourse as to credit risk, in an amount not to exceed $25.0 million per year. The receivables are sold at a discount, which is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income. The discounts totaled $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. During the years ended December 31, 2005, 2004 and 2003, $17.3 million, $19.5 million and $20.5 million of receivables, respectively, were sold under these agreements and were reflected as reductions of trade accounts receivable.

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

	As of December 31,
	2005	2004
	(In thousands)
Notes receivable—finance contracts, current	$10,932	$14,135
Notes receivable—finance contracts, long-term	16,312	23,007
Less—Allowance for credit losses	(3,535)	(6,279)
Total notes receivable—finance contracts, net	23,709	30,863
Notes receivable—finance contracts, current, net	(8,898)	(11,827)
Notes receivable—finance contracts, long-term, net	$14,811	$19,036

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Contractual maturities of gross notes receivable-finance contracts as of December 31, 2005 are as follows (in thousands):

2006	$10,932
2007	8,674
2008	5,430
2009	2,024
2010	184
Thereafter	—
$27,244

5.   INVENTORIES

Inventories consist of the following:

	As of December 31,
	2005	2004
	(In thousands)
New vehicles	$556,141	$619,098
Used vehicles	111,000	98,071
Parts and accessories	42,650	44,388
Total inventories	$709,791	$761,557

The lower of cost or market reserves reduced total inventory cost by $4.3 million and $4.9 million as of December 31, 2005 and 2004, respectively. In addition to the inventories shown above, we have $18.9 million and $7.8 million of inventory as of December 31, 2005 and 2004, respectively, classified as Assets Held for Sale on the accompanying Consolidated Balance Sheets as they are associated with franchises held for sale. As of December 31, 2005 and 2004, advertising and interest credits from automobile manufacturers reduced new vehicle inventory cost by $5.2 million and $5.7 million, respectively; and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2005, 2004 and 2003, by $34.8 million, $31.4 million and $23.5 million, respectively.

6.   PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	As of December 31,
	2005	2004
	(In thousands)
Service loaner vehicles	$27,011	$23,640
Notes receivable—finance contracts, current, net	8,898	11,827
Ongoing sale-leaseback construction	2,889	7,134
Prepaid federal income taxes	7,743	6,820
Other	9,965	7,410
Total prepaid and other current assets	$56,506	$56,831

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

7.   ASSETS AND LIABILITIES HELD FOR SALE

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

Assets and liabilities associated with discontinued operations include the two remaining franchises (two dealership locations) in Oregon and two franchises (two dealership locations) in Southern California as of December 31, 2005. As of December 31, 2004, assets and liabilities associated with discontinued operations included two franchises (one dealership location) in Florida and two franchises (one dealership location) in Oregon. During the year ended December 31, 2005, we sold ten franchises (six dealership locations) including all four franchises (two dealership locations) that had been held for sale as of December 31, 2004. Assets associated with discontinued operations totaled $39.6 million and $11.2 million, and liabilities associated with discontinued operations totaled $16.8 million and $7.4 million as of December 31, 2005 and December 31, 2004, respectively.

Included in Assets Held for Sale as of December 31, 2005 was $11.9 million of costs associated with two completed projects included in pending sale-leaseback transactions. As of December 31, 2005, Liabilities Associated with Assets Held for Sale included $10.1 million of reimbursements from an unaffiliated third party associated with these completed construction projects. We expect to receive the final reimbursement from the unaffiliated third party and complete these sale-leaseback transactions in the first quarter of 2006.

Included in Assets Held for Sale as of December 31, 2004 was $14.5 million of costs associated with one completed project included in a pending sale-leaseback transaction. As of December 31, 2004, Liabilities Associated with Assets Held for Sale included $13.1 million of reimbursements from an unaffiliated third party associated with this completed construction project. During the year ended December 31, 2005, we received the final $1.4 million reimbursement from the unaffiliated third party and completed this sale-leaseback transaction.

A summary of assets held for sale and liabilities associated with assets held for sale are as follows:

	As of December 31,
	2005	2004
	(In thousands)
Assets:
Inventories	$18,940	$7,846
Property and equipment, net	32,558	17,902
Total assets	51,498	25,748
Liabilities:
Floor plan notes payable	16,775	7,456
Other liabilities	10,072	13,082
Total liabilities	26,847	20,538
Net assets held for sale	$24,651	$5,210

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Included in Prepaid and Other Current Assets on the accompanying Consolidated Balance Sheets are costs associated with construction projects, which we intend to sell through sale-leaseback transactions but have not been completed and therefore are not available for sale. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either reimbursing us for the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the cost of the construction during the construction period and record a corresponding liability equal to the amount of the reimbursed funds. Upon completion of the construction, we will execute the sale-leaseback transaction and remove the cost of construction and the related liability from our Consolidated Balance Sheets. In addition to the sale-leaseback transaction mentioned above, we sold $63.3 million of real estate and related improvements in connection with six sale-leaseback transactions completed during the year ended December 31, 2005. We estimate the incremental annualized rent expense from these seven sale-leaseback transactions, including the sale-leaseback transaction mentioned above, is approximately $3.0 million. The book value of assets associated with construction projects that have not been completed as of December 31, 2005 and December 31, 2004 totaled $2.9 million and $7.1 million, respectively. As of December 31, 2005 there were no liabilities associated with these construction projects. As of December 31, 2004, the book value of liabilities associated with these construction projects totaled $1.6 million.

8.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
	2005	2004
	(In thousands)
Land	$37,713	$37,085
Buildings and leasehold improvements	131,716	132,886
Machinery and equipment	59,598	69,268
Furniture and fixtures	28,457	17,105
Company vehicles	9,396	9,525
Total	266,880	265,869
Less—Accumulated depreciation	(73,423)	(70,081)
Property and equipment, net	$193,457	$195,788

During the years ended December 31, 2005, 2004 and 2003, we capitalized $0.8 million, $1.4 million and $0.8 million, respectively, of interest in connection with various capital projects to upgrade and remodel our facilities. Depreciation expense from continuing operations was $19.7 million, $18.2 million and $17.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, we had two real estate mortgage notes payable outstanding totaling $26.8 million. These obligations are collateralized by the related real estate with a carrying value of $39.2 million as of December 31, 2005, and mature in 2011.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

9.   GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

Balance as of December 31, 2004	$404,143
Acquisitions	53,180
Adjustments	10,508
Divestitures	(6,181)
Balance as of December 31, 2004	461,650
Acquisitions	6,621
Adjustments	771
Divestitures	(11,637)
Balance as of December 31, 2005	$457,405

Upon completion of our goodwill impairment test on October 1, 2005, the fair value of our tangible and intangible assets exceeded the carrying value of our goodwill and therefore we did not record an impairment of goodwill. Upon completion of our franchise rights impairment test on October 1, 2005, the fair value of each of our dealerships tangible and intangible assets exceeded the carrying value of each of the dealerships’ manufacturer franchise rights, and therefore we did not record an impairment of our manufacturer franchise rights.

The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each franchise. Manufacturer franchise rights are included in Other Long-term Assets on the accompanying Consolidated Balance Sheets. The changes in the carrying amount of manufacturer franchise rights for the years ended December 31, 2005 and 2004 are as follows (in thousands):

Balance as of December 31, 2003	$38,000
Acquisitions	15,428
Adjustments	(11,210)
Divestitures	(205)
Balance as of December 31, 2004	42,013
Acquisitions	2,629
Divestitures	(1,536)
Other	(1,303)
Balance as of December 31, 2005	$41,803

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

10.   OTHER LONG-TERM ASSETS

	As of December 31,
	2005	2004
	(In thousands)
Manufacturer franchise rights	$41,803	$42,013
Notes receivable-finance contracts, long-term, net	14,811	19,036
Deferred financing costs	16,659	13,958
Amortizable intangibles	1,050	2,171
Other	16,188	17,859
Total other long-term assets	$90,511	$95,037

11.   FLOOR PLAN NOTES PAYABLE

We have a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A. and 17 other financial institutions (the “Syndicate”) which provides us with $650.0 million of borrowing capacity for the purchase of new and used inventory for our non Ford, Lincoln, Mercury, Mazda, Volvo and Land Rover dealerships (“Ford Trustmark”) and non-General Motors dealerships (the “Syndicated Floor Plan Facility”). In addition, Ford Motor Credit Corporation (“FMCC”) and General Motors Acceptance Corporation (“GMAC”) provide us with $150.0 million and $100.0 million of borrowing capacity for the purchase of new vehicle inventory for our Ford Trustmark and General Motors dealerships, respectively. Collectively we refer to these three facilities as our “Floor Plan Facilities.” In total, these commitments give us $900.0 million of floor plan borrowing capacity. In addition, we have total availability of $56.0 million under ancillary floor plan facilities with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia.

We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “floor plan notes payable—manufacturer affiliated” and all other floor plan notes payable “floor plan notes payable—non-manufacturer affiliated.”

We are required to make monthly interest payments on the amount financed, but generally we are not required to repay the principal prior to the sale of the vehicle. Amounts borrowed under the Syndicated Floor Plan Facility are secured by the guarantees of each of our subsidiaries, other than those subsidiaries engaged in the sale of new motor vehicles manufactured by Toyota or Lexus (the “Toyota/Lexus Floor Plan Borrowers”). In addition, amounts borrowed under the Syndicated Floor Plan Facility are secured by certain of our tangible and intangible assets of our non-Ford Trustmark, non-General Motors and non-Toyota/Lexus subsidiaries, and participating subsidiary dealers grant a blanket lien on all the assets of such subsidiaries, including a security interest in the financed vehicles as well as the related sales proceeds. Floor plan loans made to the Toyota/Lexus Floor Plan Borrowers are cross-collateralized by the motor vehicle inventory of these entities, with each Toyota/Lexus Floor Plan Borrower additionally securing its respective borrowings with its assets. Amounts borrowed under the FMCC and GMAC facilities are separately secured by certain of our tangible and intangible assets of our Ford Trustmark and General Motors dealerships, respectively, and participating subsidiary dealers grant a blanket lien on all the assets of such subsidiaries, including a security interest in the financed vehicles as well as the related sales proceeds. The terms of our Floor Plan Facilities impose upon us and our subsidiaries certain financial covenants. As of December 31, 2005 we were in compliance with these financial covenants.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The Syndicated Floor Plan Facility has a 3-year maturity, but provides for an indefinite series of one-year extensions at our request, if approved by the Syndicate. We believe such approval would be obtained. As of December 31, 2005, the maturity was March, 2008 and subsequent to year end the maturity was extended to March, 2009. The FMCC and GMAC facilities have no stated termination date. Borrowings under the Syndicated Floor Plan Facility and the GMAC facility accrue interest based on LIBOR and borrowings under the FMCC facility accrue interest based on the Prime Rate. An event of default on the Revolver portion of the Committed Credit Facility would constitute an event of default under the Syndicated Floor Plan Facility, but only after a 60-day standstill period. The weighted average interest rate on our floor plan notes payable was 4.9% for the years ended December 31, 2005 and 2004.

During the year ended December 31, 2005, we refinanced our floor plan notes payable through the repayment of $334.7 million of floor plan notes payable—non-manufacturer affiliated and $93.4 million of floor plan notes payable—manufacturer affiliated with borrowings from our Syndicated Floor Plan Facility. As a result, during the year ended December 31, 2005, Floor plan notes payable—manufacturer affiliated decreased by $93.4 million and Floor plan notes payable—non-manufacturer affiliated increased by $93.4 million. In addition, during the year ended December 31, 2005 our Floor plan borrowings—non-manufacturer affiliated and Floor plan repayments—non-manufacturer affiliated increased by $334.7 million.

As of December 31, 2005 and 2004, we had $631.2 million and $658.4 million of floor plan notes payable outstanding, respectively, including $16.8 million and $7.5 million classified as Liabilities Associated with Assets Held for Sale.

12.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2005	2004
	(In thousands)
Accrued compensation	$28,481	$24,569
Taxes payable	16,491	15,597
Derivative obligation	13,965	—
Accrued finance and insurance chargebacks	8,675	8,461
Accrued interest	8,972	8,308
Accrued insurance	5,502	6,024
Accrued advertising and promotions	3,656	5,099
Accrued employee benefits	1,040	4,950
Customer deposits	1,459	2,969
Liabilities associated with ongoing sale-leaseback construction	—	1,620
Other accrued liabilities	11,802	11,469
Accrued liabilities	$100,043	$89,066

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

13.   LONG-TERM DEBT

Long-term debt consists of the following:

	As of December 31,
	2005	2004
	(In thousands)
9% Senior Subordinated Notes due 2012	$250,000	$250,000
8% Senior Subordinated Notes due 2014 ($200.0 million face value, net of hedging activity of $8,028 and $2,736, respectively)	191,972	197,264
Mortgage notes payable to banks and financing institutions bearing interest at fixed and variable rates (the weighted average interest rates were 6.4% and 5.7% for years ended December 31, 2005 and 2004, respectively)	26,764	49,732
Notes payable to financing institutions collateralized by service loaner vehicles bearing interest at variable rates (the weighted average interest rates were 5.5% and 4.2% for the years ended December 31, 2005 and 2004, respectively), maturing at various dates during 2006 and 2005, respectively	21,676	21,627
Capital lease obligations	4,548	4,421
Other notes payable	1,989	3,372
	496,949	526,416
Less: current portion	(24,522)	(33,880)
Long-term debt	$472,427	$492,536

The aggregate maturities of long-term debt as of December 31, 2005, are as follows (in thousands):

2006	$24,522
2007	1,952
2008	1,798
2009	1,445
2010	1,304
Thereafter	473,956	*
	$504,977	*

*                     Does not include $8,028 of fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014

9% Senior Subordinated Notes due 2012

In June 2002, we issued our 9% Senior Subordinated Notes due 2012 (the “9% Notes”) in the aggregate principal amount of $250.0 million, receiving net proceeds of $241.3 million. The costs related to the issuance of the notes were capitalized and are being amortized to interest expense over the term of the notes We pay interest on these notes on June 15 and December 15 of each year until maturity on June 15, 2012. At any time on or after June 15, 2007, we may, at our option, choose to redeem all or a portion of these notes at the redemption prices set forth in the 9% Notes indenture. At any time before June 15,

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

2007, we may, at our option, choose to redeem all or a portion of the notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the indenture.

Our 9% Notes are guaranteed by  all of our current subsidiaries. We have also agreed to have all of our future subsidiaries become guarantors upon their formation or acquisition. The 9% Notes and the subsidiary guarantees rank behind all of our and the subsidiary guarantors’ current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, the 9% Notes and subsidiary guarantees. The 9%  Notes rank equally with all of our and our subsidiary guarantors’ existing and future senior subordinated indebtedness, including the 8% Senior Subordinated Notes due 2014 (the “8% Notes”). The terms of our 9% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

8% Senior Subordinated Notes due 2014

In December 2003, we issued our 8% Notes in the aggregate principal amount of $200.0 million, receiving net proceeds of $193.3 million.. The costs related to the issuance of these notes were capitalized and are being amortized to interest expense over the term of these notes.. We pay interest on these notes on March 15 and September 15 of each year until maturity on March 15, 2014. At any time on or after March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at the redemption prices set forth in the indenture governing our 8% Notes. On or before March 15, 2007, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of these notes at a redemption price set forth in the note indenture and unpaid interest thereon. At any time before March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the note indenture.

Our 8% Notes are guaranteed by all of our current subsidiaries, other than our current Toyota and Lexus dealership subsidiaries (see Note 23). We have also agreed to have all of our future subsidiaries, other than our future Toyota and Lexus subsidiaries, become guarantors upon their formation or acquisition. The notes and the subsidiary guarantees rank behind all of our and the subsidiary guarantors’ current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, the notes and subsidiary guarantees. The notes rank equally with all of our and our subsidiary guarantors’ existing and future senior subordinated indebtedness, including our 9% Notes  and our subsidiaries’ guarantees thereof, except for guarantees of our 9%  Notes  by our present and future Toyota and Lexus dealership subsidiaries, which do not and will not be required to guarantee our 8% Notes, except under certain circumstances. The notes are effectively subordinated to all existing and future indebtedness and liabilities of our current and future Toyota and Lexus dealership subsidiaries. The terms of our 8% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

Credit Facility—

On March 23, 2005, we entered into our Committed Credit Facility with the Syndicate, and  FMCC. Concurrently with entering into the Committed Credit Facility, we terminated our First Amended and Restated Credit Agreement with FMCC, GMAC and DaimlerChrysler Financial Services North America

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

LLC (“DCFS”). In addition to the floor plan borrowing capacity, the Committed Credit Facility provides $150.0 million of working capital borrowing capacity (the “Revolver”).

During the year ended December 31, 2005, we borrowed $15.0 million from the Revolver, of which $8.2 million was used for the purchase of real estate on which two of our dealerships are located. The remainder of the borrowings was used for general corporate purposes. During the year ended December 31, 2005, we repaid the $15.0 million borrowed from our Committed Credit Facility.

The Committed Credit Facility has a 3-year maturity, but provides for an indefinite series of one-year extensions at our request, if approved by the Syndicate. We believe such approval would be obtained. As of December 31, 2005, the maturity was March, 2008 and subsequent to year end the maturity was extended to March, 2009.

Amounts borrowed under the New Committed Credit Facility are secured by certain of our tangible and intangible assets and the guarantees of each of our subsidiaries, other than Toyota/Lexus Floor Plan Borrowers.

The terms of the Committed Credit Facility require us on an ongoing basis to meet certain financial ratios, as defined in our Committed Credit Facility, including a Current Ratio of at least 1.2 to 1, a Fixed Charge Coverage Ratio of not less than 1.2 to 1, a Total Leverage Ratio of not greater than 4.5 to 1, and an Adjusted Net Worth of not less than $350.0 million.. It also includes customary conditions with respect to incurring new indebtedness and places limitations on our ability to pay cash dividends and repurchase shares of our common stock.

The Committed Credit Facility also contains customary events of default, including change of control, non-payment of obligations and cross-defaults to our other indebtedness. Payments under the Committed Credit Facility may be accelerated upon the occurrence of an event of default that is not otherwise waived or cured, subject to certain provisions. As of December 31, 2005, we were in compliance with all of the covenants of the Committed Credit Facility.

Borrowing under the Revolver will accrue interest based on LIBOR.

Mortgage Notes Payable—

As of December 31, 2005, we had two real estate mortgage notes payable outstanding. These obligations are collateralized by the related real estate with a carrying value of $39.2 million as of December 31, 2005, and mature in 2011. The terms of our mortgage notes payable require us on an ongoing basis to meet certain financial ratios and covenants. As of December 31, 2005, we were in compliance with financial ratios and other ongoing covenants required by the terms of our mortgage notes payable.

14.   FINANCIAL INSTRUMENTS

We have entered into two forward starting interest rate swaps with a combined notional principal amount of $170.0 million. Both swaps were designed to provide a hedge against the changes in interest rates of our variable rate floor plan notes payable for a period of eight years beginning in March 2006, and qualified for cash flow hedge accounting treatment. As of December 31, 2005 and December 31, 2004, the swaps had a fair value of $5.9 million and $7.1 million, and are included in Accrued Liabilities and Other

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets. During the period between December 31, 2005 and March 1, 2006 the fair value of these swaps had declined to $4.1 million, and on March 1, 2006 both swap positions were liquidated. Because the cash flows being hedged by these swaps are related floor plan notes payable that are still outstanding and are expected to remain outstanding until the designated maturity of the swap agreements, the amount recognized in Accumulated Other Comprehensive Income as of the termination date will be amortized into earnings through March 2014. We expect to recognize additional floor plan interest expense of $0.8 million during 2006 as a result of this amortization.

We have entered into an interest rate swap with a notional principal amount of $200.0 million as a fair value hedge of our 8% Notes. Under the terms of the swap agreement, we make variable rate payments based on six-month LIBOR and receive a fixed rate of 8.0%. This swap agreement was designated and qualifies as a fair value hedge and is perfectly effective. As a result, our 8% Notes have been adjusted by the fair value of the related swap. As of December 31, 2005 and December 31, 2004, the swap agreement had a fair value of $8.0 million and $2.7 million and is included in Accrued Liabilities and Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheets. During the period between December 31, 2005 and March 1, 2006 the fair value of this swap had increased to $9.1 million and on March 1, 2006 the swap position was liquidated. Fair value hedge accounting requires adjusting the carrying value of the underlying hedged security, such that a new amortization is required to accrete the debt back to its face amount when the hedge is terminated. Therefore, we expect to recognize additional other interest expense of $0.9 million during 2006 as a result of this amortization.

We have entered into an interest rate swap with a current notional principal amount of $14.7 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable and qualifies for cash flow hedge accounting treatment. Under the terms of the swap agreement, we make payments based on a fixed rate of 6.08% and receive a variable rate cash flows based on one-month LIBOR. As of December 31, 2005, the swap agreement had a fair value of $0.3 million, which was included in Other Long-Term Assets on the accompanying Consolidated Balance Sheets. As of December 31, 2004, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

15.   INCOME TAXES

The components of our income tax provisions from continuing operations are as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Current:
Federal	$34,836	$16,293	$32,758
State	1,934	1,110	3,431
Subtotal	36,770	17,403	36,189
Deferred:
Federal	(2,162)	12,378	(6,466)
State	1,246	1,525	(834)
Subtotal	(916)	13,903	(7,300)
Total	$35,854	$31,306	$28,889

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Provision at the statutory rate	$33,515	$29,384	$26,608
Increase (decrease) resulting from:
State income tax, net	2,043	1,711	2,092
Other	296	211	189
Provision for income taxes	$35,854	$31,306	$28,889

The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2005	2004
	(In thousands)
Reserves and accruals	$16,466	$18,817
Net operating loss and alternative minimum tax credit carryforwards	357	932
Tax benefit of capital loss carryback	7,442	—
Intangible amortization	(34,616)	(28,752)
Depreciation	(15,907)	(16,836)
Hedging activity	2,153	2,747
Valuation allowance	(357)	(636)
Other	—	(1,056)
Net deferred tax liability	$(24,462)	$(24,784)

	December 31,
	2005	2004
	(In thousands)
Balance sheet classification:
Deferred tax assets:
Current	$19,825	$16,734
Long term	7,652	7,591
Deferred tax liabilities:
Current	—	(1,158)
Long term	(51,939)	(47,951)
Net deferred tax liability	$(24,462)	$(24,784)

We have state net operating loss (“NOL”) carryforwards of $12.2 million that are attributable to certain of our “C” corporation subsidiaries. The state NOL carryforwards begin to expire in 2009. Pursuant to our accounting policy, a valuation allowance was recorded on these carryforwards.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

16.   DISCONTINUED OPERATIONS AND DIVESTITURES

During the year ended December 31, 2005, we placed ten franchises (eight dealership locations) into discontinued operations and sold ten franchises (six dealership locations ), six franchises (four dealership locations) of which were placed into discontinued operations in 2005. As of December 31, 2005, four franchises (four dealership locations) were pending disposition. The accompanying Consolidated Statements of Income for the years ended December 31, 2004 and 2003 have been reclassified to reflect the status of our discontinued operations as of December 31, 2005. The following table provides further information regarding our discontinued operations as of December 31, 2005, and includes the results of businesses sold prior to December 31, 2005, and businesses pending disposition as of December 31, 2005:

	For the Year Ended December 31, 2005			For the Year Ended December 31, 2004			For the Year Ended December 31, 2003
	Sold	Pending Disposition	Total	Sold(c)	Pending Disposition(a)	Total	Sold(b)	Pending Disposition(a)	Total
	(Dollars in thousands)
Franchises:
Mid-line Domestic	7	1	8	11	1	12	11	—	11
Mid-line Import	1	2	3	7	2	9	9	1	10
Value	1	1	2	4	1	5	7	1	8
Luxury	1	—	1	2	—	2	2	—	2
Total	10	4	14	24	4	28	29	2	31
Revenues	$204,846	$128,711	$333,557	$419,029	$128,793	$547,822	$537,679	$84,942	$622,621
Cost of sales	177,093	108,768	285,861	360,218	105,284	465,502	457,969	69,382	527,351
Gross profit	27,753	19,943	47,696	58,811	23,509	82,320	79,710	15,560	95,270
Operating expenses	30,307	25,463	55,770	59,082	22,952	82,034	80,441	15,573	96,014
Impairment	—	—	—	—	—	—	37,930	—	37,930
Income (loss) from operations	(2,554)	(5,520)	(8,074)	(271)	557	286	(38,661)	(13)	(38,674)
Other expense, net	(2,724)	(1,309)	(4,033)	(3,729)	318	(3,411)	(3,058)	(538)	(3,596)
Gain/(loss) on disposition of discontinued operations	637	—	637	(79)	—	(79)	(123)	—	(123)
Income (loss) before income taxes	(4,641)	(6,829)	(11,470)	(4,079)	875	(3,204)	(41,842)	(551)	(42,393)
Income tax benefit (expense)	10,086 (d)	2,561	12,647	956	(328)	628	10,236	209	10,445
Discontinued operations, net of tax	$5,445	$(4,268)	$1,177	$(3,123)	$547	$(2,576)	$(31,606)	$(342)	$(31,948)

(a)                 Businesses placed into discontinued operations in 2005 and pending disposition as of December 31, 2005

(b)                Businesses were sold between January 1, 2003 and December 31, 2005

(c)                 Businesses were sold between January 1, 2004 and December 31, 2005

(d)                Includes and $8.8 million tax benefit from the sale of stock of an Oregon business

17.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by our weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the year.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income:
Continuing operations	$59,904	$52,649	$47,135
Discontinued operations	1,177	(2,576)	(31,948)
Net income	$61,081	$50,073	$15,187
Earnings per share:
Basic—
Continuing operations	$1.83	$1.62	$1.44
Discontinued operations	0.04	(0.08)	(0.97)
Net income	$1.87	$1.54	$0.47
Diluted—
Continuing operations	$1.82	$1.61	$1.44
Discontinued operations	0.04	(0.08)	(0.98)
Net income	$1.86	$1.53	$0.46
Weighted Average common shares and common share equivalents:
Weighted average common shares outstanding—basic	32,691	32,502	32,648
Common share equivalents (stock options)	205	172	67
Weighted average common shares outstanding—diluted	32,896	32,674	32,715

18.   SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended December 31, 2005, 2004 and 2003, we made interest payments, net of amounts capitalized, totaling $75.9 million, $61.7 million and $53.9 million, respectively. During each of the years ended December 31, 2005 and 2004, we received $4.9 million of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Notes.

During the years ended December 31, 2005, 2004 and 2003, we made income tax payments totaling $25.5 million, $24.2 million and $16.6 million, respectively.

During the year ended December 31, 2004, we executed a sale-leaseback transaction, which resulted in the removal of approximately $17.6 million from Assets Held for Sale and Liabilities Associated with Assets Held for Sale from our Consolidated Balance Sheets.

During the year ended December 31, 2005, 2004 and 2003, we entered into capital leases totaling $1.3 million, $1.1 million and $3.7 million, respectively. We did not enter into any capital leases during the year ended December 31, 2003.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

19.   LEASE OBLIGATIONS

We lease various facilities, real estate and equipment under long-term operating lease agreements. In instances where we entered into leases in which the rent escalates at fixed rates over time, we record the rent expense on a straight-line basis over the life of the lease. Rent expense from continuing operations totaled $48.0 million, $38.3 million and $25.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2005 we exercised an option to purchase certain real estate in Texas on which we operate dealerships and were previously leasing, for $57.0 million. We simultaneously entered into a sale-leaseback agreement where we sold approximately $44.7 million of the real estate purchased and $14.2 million of leasehold improvements to a third party and entered into a long-term operating lease with the buyer. We do not expect our rent expense on the $44.7 million of previously leased real estate to materially change. In addition, we entered into six other sale-leaseback transactions resulting in the sale of $18.9 million of real estate and the commencement of long-term operating leases. We estimate the incremental annualized rent associated with these leases will be approximately $3.0 million. In addition, we had $11.9 million of completed construction projects associated with pending sale-leaseback transactions and $2.9 million of ongoing constructions projects, which were included in Assets Held for Sale and Other Current Assets, respectively, on our Consolidated Balance Sheet as of December 31, 2005. We expect to complete these construction projects and execute the associated sale-leaseback transactions in 2006.

Future minimum payments under long-term, non-cancelable leases as of December 31, 2005, are as follows:

	Operating	Capital	Total
	(In thousands)
2006	$57,802	$1,033	$58,835
2007	55,679	943	56,622
2008	54,696	728	55,424
2009	49,135	446	49,581
2010	46,683	330	47,013
Thereafter	317,861	3,920	321,781
Total minimum lease payments	$581,856	7,400	$589,256
Less: amount representing interest		(2,852)
Present value of net minimum lease payments		4,548
Less: current portion		(714)
Total long-term capital lease obligation		$3,834

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
December 31, 2005, 2004 and 2003

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

From time to time, we and our dealerships are named in claims involving the manufacture and sale of motor vehicles, including but not limited to the charging of administrative fees, the operation of dealerships, contractual disputes and other matters arising in the ordinary course of our business. With respect to certain of these claims, the sellers of dealerships we have acquired have indemnified us. We do not expect that any potential liability from these claims will materially affect our financial condition, liquidity, results of operations or financial statement disclosures.

Our dealerships hold dealer agreements with a number of vehicle manufacturers. In accordance with the individual dealer agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships or the loss of a dealer agreement could have a negative impact on our operating results.

In connection with the sale of one of our dealership locations, we have guaranteed lease payments totaling approximately $2.7 million through 2009.

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

For the years ended December 31, 2005, 2004 and 2003, $13.4 million, $13.5 million and $13.4 million, respectively, of lease payments were made to entities controlled by our directors, shareholders or employees.

For the years ended December 31, 2004 and 2003, $0.1 million and $0.6 million, respectively, were paid to an advertising entity in which one of our former directors had a substantial interest.

During each of the years ended December 31, 2005 and 2004, we paid $0.1 million in legal fees to a law firm in which one of our directors is of counsel.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

In 2005, we sold thirteen vehicles to members of our board of directors and/or their immediate family for a total of $0.6 million. In 2004, we sold two vehicles to two members of our board of directors for a total of $0.2 million.

In 2004, we sold one dealership facility (three franchises) to a member of our board of directors for $7.4 million. After the allocation of $3.7 million of goodwill, the book value approximated the selling price of the franchises sold.  In 2005, we repaid this member of our board of directors $0.3 million as final settlement of the sale of this transaction.

In 2003, we purchased land for $0.8 million, sold it to one of our directors for $0.8 million and entered into a long-term operating lease with the director for the property. The land is contiguous to other property owned by this director, for which we currently have long-term operating leases.

In 2003, we acquired one dealership facility (five franchises) with annualized revenue of approximately $47.0 million from an executive of one of our regions for $8.0 million.

22.   EMPLOYEE BENEFIT PLANS

Stock-based Compensation Plans

We have established two stock-based compensation plans under which we may grant non-qualified stock options and restricted stock units to our directors, officers and employees at fair market value on the date of the grant. For all the plans, the stock options and restricted stock units become exercisable between two and three years from the date of grant and expire ten years from the date of grant. As of December 31, 2005, there were approximately 2,265,000 stock-based awards available for grant under our stock-based compensation plans.

	Stock Options	Weighted Average Exercise Price
Options outstanding December 31, 2002	2,112,421	$16.31
Granted	942,850	$12.03
Exercised	(22,008)	$13.43
Cancelled	(234,866)	$14.78
Options outstanding December 31, 2003	2,798,397	$15.02
Granted	1,162,927	$14.87
Exercised	(141,751)	$13.18
Cancelled	(416,576)	$14.48
Options outstanding December 31, 2004	3,402,997	$15.11
Granted	60,000	$14.72
Exercised	(271,493)	$13.19
Cancelled	(250,242)	$14.25
Options outstanding December 31, 2005	2,941,262	$15.35

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life Years	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$6.00—$9.99	31,600	7.0	$7.93	28,000	$8.17
$10.00—$14.99	1,255,952	7.8	$13.06	593,543	$12.56
$15.00—$17.99	1,653,710	3.7	$17.23	1,476,086	$17.26
	2,941,262	5.5	$15.35	2,097,629	$15.81

The weighted average fair value of stock options granted during 2005, 2004 and 2003 was $5.85, $6.39 and $6.63, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2004	2003
Expected life of option	4 years	4 years	5 years
Risk-free interest rate	4.4%	3.3%	2.7%
Expected volatility	42%	51%	63%
Expected dividend yield	NA	NA	NA

Employee Retirement Plan

We sponsor the Asbury Automotive Retirement Savings Plan (the “Plan”), a 401(k) plan, for eligible employees except for the employees of one of our dealer groups, which maintains a separate retirement plan. Employees are eligible to participate in the Plan after one year of service. Employees electing to participate in the Plan may contribute up to 40% of their annual compensation limited to the maximum amount that can be deducted for income tax purposes each year. We match 50% of employees’ contributions up to 4% of their base compensation, with a maximum match of 2% of an employee’s salary. Employer contributions vest ratably over three years after entering the Plan. Expenses from continuing operations related to employer matching contributions totaled $2.8 million, $2.5 million and $2.6 million for the year ended December 31, 2005, 2004 and 2003, respectively.

Deferred Compensation Plan

We sponsor the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan”) wherein eligible employees, generally those at senior levels, may elect to defer a portion of their annual compensation. Participants are 100% vested in their respective deferrals and the earnings thereon. Annually, we may elect to match a portion of certain eligible employee’s contributions. The employee deferral match expense totaled $0.5 million for the year ended December 31, 2005. Each annual employee deferral match vests in full three years from the date on which the employee deferral match is funded. The total liability associated with employee deferrals was $4.7 million as of December 31, 2005. We maintain an investment portfolio, included in Restricted Investments on our Consolidated Balance Sheets, the value of which approximates the liability associated with employee deferrals.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

23.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our 8% Senior Subordinated Notes due 2014 and our Committed Credit Facility are guaranteed by all of our current subsidiaries, other than our current Toyota and Lexus dealership subsidiaries, and all of our future domestic restricted subsidiaries, other than our future Toyota and Lexus dealership facilities. The following tables set forth, on a condensed consolidating basis, our balance sheets, statements of income and statements of cash flows, for our guarantor and non-guarantor subsidiaries for all financial statement periods presented in our Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Condensed Consolidating Balance Sheet
December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$57,194	$—	$—	$57,194
Inventories	—	658,820	50,971	—	709,791
Other current assets	—	334,403	32,294	—	366,697
Assets held for sale	—	51,498	—	—	51,498
Total current assets	—	1,101,915	83,265	—	1,185,180
Property and equipment, net	—	187,077	6,380	—	193,457
Goodwill	—	404,203	53,202	—	457,405
Other assets	—	94,470	288	—	94,758
Investment in subsidiaries	547,766	71,809	—	(619,575)	—
Total assets	$547,766	$1,859,474	$143,135	$(619,575)	$1,930,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable—Manufacturer affiliated	$—	$204,044	$—	$—	$204,044
Floor plan notes payable—Non-Manufacturer affiliated	—	368,213	42,125	—	410,338
Other current liabilities	—	167,929	29,068	—	196,997
Liabilities associated with assets held for sale	—	26,847	—	—	26,847
Total current liabilities	—	767,033	71,193	—	838,226
Long-term debt	—	472,359	68	—	472,427
Other liabilities	—	72,316	65	—	72,381
Shareholders’ equity	547,766	547,766	71,809	(619,575)	547,766
Total liabilities and shareholders’ equity	$547,766	$1,859,474	$143,135	$(619,575)	$1,930,800

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Condensed Consolidating Balance Sheet
December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$28,093	$—	$—	$28,093
Inventories	—	713,205	48,352	—	761,557
Other current assets	—	286,675	40,933	—	327,608
Assets held for sale	—	25,748	—	—	25,748
Total current assets	—	1,053,721	89,285	—	1,143,006
Property and equipment, net	—	190,706	5,082	—	195,788
Goodwill	—	400,338	61,312	—	461,650
Other assets	—	79,435	18,080	—	97,515
Investment in subsidiaries	481,732	130,098	—	(611,830)	—
Total assets	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable - Manufacturer affiliated	$—	$336,369	$—	$—	$336,369
Floor plan notes payable - Non-Manufacturer affiliated	—	277,170	37,409	—	314,579
Other current liabilities	—	170,227	5,797	—	176,024
Liabilities associated with assets held for sale	—	20,538	—	—	20,538
Total current liabilities	—	804,304	43,206	—	847,510
Long-term debt	—	492,499	37	—	492,536
Other liabilities	—	75,763	418	—	76,181
Shareholders’ equity	481,732	481,732	130,098	(611,830)	481,732
Total liabilities and shareholders’ equity	$481,732	$1,854,298	$173,759	$(611,830)	$1,897,959

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$4,884,319	$663,137	$(6,793)	$5,540,663
Cost of sales	—	4,142,582	566,504	(6,793)	4,702,293
Gross profit	—	741,737	96,633	—	838,370
Operating expenses:
Selling, general and administrative	—	585,373	68,837	—	654,210
Depreciation and amortization	—	18,251	1,482	—	19,733
Income from operations	—	138,113	26,314	—	164,427
Other income (expense):
Floor plan interest expense	—	(27,277)	(1,777)	—	(29,054)
Other interest expense	—	(35,521)	(5,325)	—	(40,846)
Other income, net	—	1,193	38	—	1,231
Equity in earnings of subsidiaries	61,081	11,297	—	(72,378)	—
Total other expense, net	61,081	(50,308)	(7,064)	(72,378)	(68,669)
Income before income taxes	61,081	87,805	19,250	(72,378)	95,758
Income tax expense	—	28,635	7,219	—	35,854
Income from continuing operations	61,081	59,170	12,031	(72,378)	59,904
Discontinued operations, net of tax	—	1,911	(734)	—	1,177
Net income	$61,081	$61,081	$11,297	$(72,378)	$61,081

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$4,391,368	$589,440	$(8,880)	$4,971,928
Cost of sales	—	3,720,277	504,708	(8,880)	4,216,015
Gross profit	—	671,091	84,732	—	755,823
Operating expenses:
Selling, general and administrative	—	534,268	62,352	—	596,620
Depreciation and amortization	—	16,958	1,285	—	18,243
Income from operations	—	119,865	21,095	—	140,960
Other income (expense):
Floor plan interest expense	—	(18,161)	(1,296)	—	(19,457)
Other interest expense	—	(34,898)	(4,161)	—	(39,059)
Other income, net	—	1,424	87	—	1,511
Equity in earnings of subsidiaries	50,073	10,282	—	(60,355)	—
Total other income (expense), net	50,073	(41,353)	(5,370)	(60,355)	(57,005)
Income before income taxes	50,073	78,512	15,725	(60,355)	83,955
Income tax expense		25,409	5,897	—	31,306
Income from continuing operations	50,073	53,103	9,828	(60,355)	52,649
Discontinued operations, net of tax	—	(3,030)	454	—	(2,576)
Net income	$50,073	$50,073	$10,282	$(60,355)	$50,073

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$3,684,786	$559,730	$(9,958)	$4,234,558
Cost of sales	—	3,109,566	481,632	(9,958)	3,581,240
Gross profit	—	575,220	78,098	—	653,318
Operating expenses:
Selling, general and administrative	—	450,895	56,060	—	506,955
Depreciation and amortization	—	16,452	1,133	—	17,585
Income from operations	—	107,873	20,905	—	128,778
Other income (expense):
Floor plan interest expense	—	(13,682)	(1,108)	—	(14,790)
Other interest expense	—	(36,561)	(3,374)	—	(39,935)
Other income	—	2,336	(365)	—	1,971
Equity in earnings of subsidiaries	15,187	10,064	—	(25,251)	—
Total other income (expense), net	15,187	(37,843)	(4,847)	(25,251)	(52,754)
Income before income taxes	15,187	70,030	16,058	(25,251)	76,024
Income tax expense	—	22,787	6,102	—	28,889
Income from continuing operations	15,187	47,243	9,956	(25,251)	47,135
Discontinued operations, net of tax	—	(32,056)	108	—	(31,948)
Net income	$15,187	$15,187	$10,064	$(25,251)	$15,187

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$—	$(53,124)	$12,667	$—	$(40,457)
Cash flow from inventing activites:
Capital expenditures	—	(75,021)	(3,042)	—	(78,063)
Acquisitions	—	(24,613)	—	—	(24,613)
Other investing activites	—	71,484	42	—	71,526
Net cash used in investing activities	—	(28,150)	(3,000)	—	(31,150)
Cash flow from financing activities:
Floor Plan Borrowings—Non-Manufacturer Affilated	—	2,642,901	517,781	—	3,160,682
Floor Plan Repayments—Non-manufacturer affiliated	—	(2,535,082)	(513,065)	—	(3,048,147)
Proceed from borrowings	—	24,531	—	—	24,531
Repayments of debt issuance costs	—	(4,975)	—	—	(4,975)
Repayments of debt	—	(50,075)	(21)	—	(50,096)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	15,132	—	—	15,132
Intercompany financing, net	—	14,362	(14,362)	—	—
Other financing activities	—	3,581	—	—	3,581
Net cash provided by (used in) financing activities	—	110,375	(9,667)	—	100,708
Net increase in cash and cash equivalents	—	29,101	—	—	29,101
Cash and cash equivalents, beginning of year	—	28,093	—	—	28,093
Cash and cash equivalents, end of year	$—	$57,194	$—	$—	$57,194

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$—	$(35,056)	$17,193	$—	$(17,863)
Cash flow from investing activities:
Capital expenditures	—	(67,245)	(2,227)	—	(69,472)
Acquisitions	—	(108,323)	—	—	(108,323)
Other investing activities	—	52,423	127	—	52,550
Net cash used in investing activities	—	(123,145)	(2,100)	—	(125,245)
Cash flow from financing activities:
Floor Plan Borrowings—Non-Manufacturer Affiliated	—	1,891,143	469,100	—	2,360,243
Floor Plan Repayments—Non-manufacturer affiliated	—	(1,867,022)	(475,272)	—	(2,342,294)
Proceeds from borrowings	—	21,606	—	—	21,606
Repayments of debt	—	(91,791)	(9)	—	(91,800)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	114,607	266	—	114,873
Intercompany financing, net	—	16,962	(16,962)	—	—
Other financing activities	—	1,862	—	—	1,862
Net cash provided by (used in) financing activities	—	87,367	(22,877)	—	64,490
Net decrease in cash and cash equivalents	—	(70,834)	(7,784)	—	(78,618)
Cash and cash equivalents, beginning of year	—	98,927	7,784	—	106,711
Cash and cash equivalents, end of year	$—	$28,093	$—	$—	$28,093

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$56,550	$6,039	$—	$62,589
Cash flow from investing activities:
Capital expenditures	—	(53,523)	(1,110)	—	(54,633)
Acquisitions	—	(117,953)	—	—	(117,953)
Other investing activities	—	61,519	—	—	61,519
Net cash used in investing activities	—	(109,957)	(1,110)	—	(111,067)
Cash flow from financing activities:
Floor Plan Borrowings—non-manufacturer affiliated	—	1,553,416	444,002	—	1,997,418
Floor Plan Repayments—non-manufacturer affiliated	—	(1,508,576)	(444,878)	—	(1,953,454)
Proceeds from issuance of senior subordinated notes	—	200,000	—	—	200,000
Payment of debt issuance costs	—	(6,740)	—	—	(6,740)
Proceeds from borrowings	—	115,510	—	—	115,510
Repayments of debt	—	(207,640)	(103)	—	(207,743)
Other financing activities	—	295	—	—	295
Purchase of treasury stock	—	(9,700)	—	—	(9,700)
Distributions to members	—	(3,010)	—	—	(3,010)
Net cash provided by (used in) financing activities	—	133,555	(979)	—	132,576
Net increase in cash and cash equivalents	—	80,148	3,950	—	84,098
Cash and cash equivalents, beginning of year	—	18,779	3,834	—	22,613
Cash and cash equivalents, end of year	$—	$98,927	$7,784	$—	$106,711

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

24.   CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
Year Ended December 31, 2005
Revenues	$1,291,204	$1,431,445	$1,470,676	$1,347,338
Gross profit	$197,990	$213,016	$220,491	$206,873
Net income	$9,640	$15,986	$14,953	$20,502
Net income per common share:
Basic(1)	$0.30	$0.49	$0.46	$0.62
Diluted(1)	$0.29	$0.49	$0.45	$0.62
Year Ended December 31, 2004
Revenues	$1,110,179	$1,264,462	$1,291,821	$1,305,466
Gross profit	$171,788	$191,647	$191,677	$200,711
Net income	$10,364	$14,748	$12,116	$12,845
Net income per common share (basic and diluted)(1)	$0.32	$0.45	$0.37	$0.39

(1)          The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

25.   SUBSEQUENT EVENTS

In January 2006, we sold one franchise (one dealership location) in Southern California. We sold this franchise for $3.1 million and recognized a loss on the sale of approximately $1.0 million. In March 2006, we sold two franchises (one dealership location) in Tampa, Florida. We sold these franchises for $6.1 million and recognized a gain on the sale of approximately $1.0 million. We did not have a commitment to sell these franchises as of December 31, 2005 and therefore, did not classify these franchises as discontinued operations as of December 31, 2005.

In March 2006, we amended our Committed Credit Facility to include DCFS in the Syndicate and extend the maturity of the Committed Credit Facility to March 2009. In addition, DCFS will provide $120.0 million of floor plan financing outside of the Syndicate to finance inventory purchases at our Mercedes, Chrysler, Dodge and Jeep dealerships. Subsequent to the signing of this amendment, floor plan borrowings from DCFS will be included in Floor Plan Notes Payable—Manufacturer Affiliated on our Consolidated Balance Sheets. The DCFS facility has no stated termination date and borrowings will accrue interest based on LIBOR. In addition, we reduced the borrowing capacity of the Revolver from $150.0 million to $125.0 million and reduced the commitment of the Syndicate to finance our inventory purchases from $650.0 million to $425.0 million.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer (our “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executives concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management believes that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by our independent auditors, Deloitte and Touche LLP, as stated in their report, which is included herein.

Item 9B.               Other Information

None.

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          The following documents are filed as a part of this report on Form 10-K:

(1)          Financial Statements:

See index to Consolidated Financial Statements on page 63.

(2)          Exhibits required to be filed by Item 601 of Regulation S-K:

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
4.1

Indenture, dated as of June 5, 2002, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*

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
4.6

Second Supplemental Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.7

Third Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and The Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.8

Fourth Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

4.9

First Supplemental Indenture, dated as of January 21, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.10

Second Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2012 (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.11

Third Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

4.12

Shareholders Agreement, dated as of March 1, 2002, among Asbury Automotive Group, Inc., Asbury Automotive Holdings L.L.C., and the stockholders listed on the signature pages thereto (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.13

First Amendment to Shareholders Agreement, dated as of March 19, 2004, among Asbury Automotive Group, Inc., Asbury Automotive Holdings L.L.C., and the stockholders listed on the signature pages thereto (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.1**	1999 Stock Option Plan (filed as Exhibit 10.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*
10.2**	2002 Equity Incentive Plan (filed as Appendix C to the Company’s Proxy Statement on April 29, 2004)*
10.3	Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
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

10.7**	Severance Pay Agreement of Robert D. Frank dated as of November 1, 2002 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.8**	Severance Agreement of Lynne A. Burgess, dated April 21, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10.9**	Employment Agreement of Kenneth B. Gilman (filed as Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on January 10, 2002)*
10.10**	Severance Agreement of J. Gordon Smith dated September 29, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.11**	Employment and Consulting Agreement of Thomas F. “Mack” McLarty, III (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.12**	Severance Pay Agreement of Brett Hutchinson dated August 1, 2005
10.13	Ford Dealer Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.14	General Motors Dealer Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.15	Honda Dealer Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001.)*
10.19	Mercedes Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.20	Nissan Dealer Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.21	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.22

Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2003)*

10.24**	First Amendment to Employment Agreement of Kenneth B. Gilman (filed as an Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.25**	Employment Agreement of Jeffrey I. Wooley (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
10.26**	Second Amendment to Employment Agreement of Kenneth B. Gilman (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004)*
10.27**

Separation Agreement, dated as of October 15, 2004, by and among Asbury Automotive Group, Inc., Ben David McDavid, Sr., Ben David McDavid, Jr. and James McDavid (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004)*

10.28**	Key Executive Incentive Compensation Plan (filed as Appendix D to the Company’s Proxy Statement on April 29, 2004)*
10.29

Revolving Credit Agreement, dated as of March 23, 2005, among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and as floor plan agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Bank of America Securities LLC, as joint bookrunners and co-lead arrangers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2005)*

10.30**	Agreement between Asbury Automotive Tampa L.L.C. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*
10.31**

Agreement between Asbury Automotive Arkansas L.L.C., Asbury Automotive Group LLC, McLarty Companies, Inc. and Thomas F. McLarty, III, dated March 21, 2005 (filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.32**	1999 Stock Option Plan, as amended (filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005)*
10.33**	Severance Pay Agreement of Charles B. Tomm, dated as of June 10, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005)*
10.34**	Compensation Plan of Charles B. Tomm (filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005)*
10.35**

Third Amendment to Employment Agreement of Kenneth B. Gilman, dated as of November 3, 2005 (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

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

ASBURY AUTOMOTIVE GROUP, INC.
Date: March 15, 2006	by:	/s/ KENNETH B. GILMAN
Name: Kenneth B. Gilman
Title: Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth B. Gilman and J. Gordon Smith, and each of them, acting individually, as his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2005 and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ KENNETH B. GILMAN	Chief Executive Officer,	March 15, 2006
(Kenneth B. Gilman)	President and Director
/s/ J. GORDON SMITH	Senior Vice President and	March 15, 2006
(J. Gordon Smith)	Chief Financial Officer
/s/ BRETT HUTCHINSON	Vice President, Controller and	March 15, 2006
(Brett Hutchinson)	Chief Accounting Officer
/s/ MICHAEL J. DURHAM	Director and Nonexecutive	March 15, 2006
(Michael J. Durham)	Chairman
/s/ TIMOTHY C. COLLINS	Director	March 15, 2006
(Timothy C. Collins)

/s/ JOHN M. ROTH	Director	March 15, 2006
(John M. Roth)
/s/ IAN K. SNOW	Director	March 15, 2006
(Ian K. Snow)
/s/ JANET M. CLARKE	Director	March 15, 2006
(Janet M. Clarke)
/s/ VERNON E. JORDAN, JR.	Director	March 15, 2006
(Vernon E. Jordan, Jr.)
/s/ PHILIP F. MARITZ	Director	March 15, 2006
(Philip F. Maritz)
/s/ THOMAS F. MCLARTY III	Director	March 15, 2006
(Thomas F. “Mack” McLarty III)
/s/ CHARLES B. TOMM	Director	March 15, 2006
(Charles B. Tomm)
/s/ JEFFREY I. WOOLEY	Director	March 15, 2006
(Jeffrey I. Wooley)

EXHIBIT INDEX

Exhibit Number	Description of Documents
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
4.6

Second Supplemental Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.7

Third Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and The Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.8

Fourth Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

4.9

First Supplemental Indenture, dated as of January 21, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.10

Second Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2012 (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.11

Third Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

4.12

Shareholders Agreement, dated as of March 1, 2002, among Asbury Automotive Group, Inc., Asbury Automotive Holdings L.L.C., and the stockholders listed on the signature pages thereto (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.13

First Amendment to Shareholders Agreement, dated as of March 19, 2004, among Asbury Automotive Group, Inc., Asbury Automotive Holdings L.L.C., and the stockholders listed on the signature pages thereto (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.1**	1999 Stock Option Plan (filed as Exhibit 10.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on February 22, 2002)*
10.2**	2002 Equity Incentive Plan (filed as Appendix C to the Company’s Proxy Statement on April 29, 2004)*
10.3	Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
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

10.7**	Severance Pay Agreement of Robert D. Frank dated as of November 1, 2002 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.8**	Severance Agreement of Lynne A. Burgess, dated April 21, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*

10.9**	Employment Agreement of Kenneth B. Gilman (filed as Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on January 10, 2002)*
10.10**	Severance Agreement of J. Gordon Smith dated September 29, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.11**	Employment and Consulting Agreement of Thomas F. “Mack” McLarty, III (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.12**	Severance Pay Agreement of Brett Hutchinson dated August 1, 2005
10.13	Ford Dealer Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.14	General Motors Dealer Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.15	Honda Dealer Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001.)*
10.19	Mercedes Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.20	Nissan Dealer Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.21	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.22

Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2003)*

10.24**	First Amendment to Employment Agreement of Kenneth B. Gilman (filed as an Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
10.25**	Employment Agreement of Jeffrey I. Wooley (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
10.26**	Second Amendment to Employment Agreement of Kenneth B. Gilman (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004)*
10.27**

Separation Agreement, dated as of October 15, 2004, by and among Asbury Automotive Group, Inc., Ben David McDavid, Sr., Ben David McDavid, Jr. and James McDavid (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2004)*

10.28**	Key Executive Incentive Compensation Plan (filed as Appendix D to the Company’s Proxy Statement on April 29, 2004)*
10.29

Revolving Credit Agreement, dated as of March 23, 2005, among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and as floor plan agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Bank of America Securities LLC, as joint bookrunners and co-lead arrangers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2005)*

10.30**	Agreement between Asbury Automotive Tampa L.L.C. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*
10.31**

Agreement between Asbury Automotive Arkansas L.L.C., Asbury Automotive Group LLC, McLarty Companies, Inc. and Thomas F. McLarty, III, dated March 21, 2005 (filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.32**	1999 Stock Option Plan, as amended (filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005)*
10.33**	Severance Pay Agreement of Charles B. Tomm, dated as of June 10, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005)*
10.34**	Compensation Plan of Charles B. Tomm (filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005)*
10.35**

Third Amendment to Employment Agreement of Kenneth B. Gilman, dated as of November 3, 2005 (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

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