Form 10-Q
period 2006-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2006-05-09
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer  ☐                          Accelerated Filer  ☒                          Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of May 5, 2006, was 33,053,611 (net of 1,586,587 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2006	December 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$59,874	$57,194
Contracts-in-transit	98,958	122,250
Restricted investments	—	913
Accounts receivable (net of allowance of $982 and $1,216, respectively)	151,670	167,203
Inventories	776,679	709,791
Deferred income taxes	19,825	19,825
Prepaid and other current assets	61,528	56,506
Assets held for sale	49,310	51,498
Total current assets	1,217,844	1,185,180

PROPERTY AND EQUIPMENT, net	194,621	193,457
GOODWILL	456,008	457,405
RESTRICTED INVESTMENTS, net of current portion	5,722	4,247
OTHER LONG-TERM ASSETS	89,561	90,511
Total assets	$1,963,756	$1,930,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$298,581	$204,044
Floor plan notes payable—non-manufacturer affiliated	348,211	410,338
Current maturities of long-term debt	24,687	24,522
Accounts payable	70,820	72,432
Accrued liabilities	84,975	100,043
Liabilities associated with assets held for sale	23,590	26,847
Total current liabilities	850,864	838,226

LONG-TERM DEBT	471,109	472,427
DEFERRED INCOME TAXES	45,074	44,287
OTHER LONG-TERM LIABILITIES	30,427	28,094
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 90,000,000 shares authorized, 34,637,684 and 34,435,252 shares issued, including shares held in treasury, respectively	349	344
Additional paid-in capital	421,701	417,055
Retained earnings	161,539	148,986
Treasury stock, at cost; 1,586,587 shares held	(15,032)	(15,032)
Accumulated other comprehensive loss	(2,275)	(3,587)
Total shareholders’ equity	566,282	547,766
Total liabilities and shareholders’ equity	$1,963,756	$1,930,800

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
REVENUES:
New vehicle	$823,164	$772,444
Used vehicle	358,106	320,457
Parts, service and collision repair	170,051	151,843
Finance and insurance, net	35,648	35,511
Total revenues	1,386,969	1,280,255
COST OF SALES:
New vehicle	765,242	719,596
Used vehicle	325,179	291,755
Parts, service and collision repair	85,000	74,220
Total cost of sales	1,175,421	1,085,571
GROSS PROFIT	211,548	194,684
OPERATING EXPENSES:
Selling, general and administrative	165,714	158,426
Depreciation and amortization	4,975	4,693
Income from operations	40,859	31,565
OTHER INCOME (EXPENSE):
Floor plan interest expense	(9,204)	(6,552)
Other interest expense	(10,905)	(9,601)
Interest income	727	264
Other income, net	344	110
Total other expense, net	(19,038)	(15,779)
Income before income taxes	21,821	15,786
INCOME TAX EXPENSE	8,183	5,920
INCOME FROM CONTINUING OPERATIONS	13,638	9,866
DISCONTINUED OPERATIONS, net of tax	(1,085)	(226)

NET INCOME	$12,553	$9,640

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.41	$0.30
Discontinued operations	(0.03)	—
Net income	$0.38	$0.30
Diluted—
Continuing operations	$0.41	$0.30
Discontinued operations	(0.04)	(0.01)
Net income	$0.37	$0.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,922	32,588
Diluted	33,584	32,781

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$12,553	$9,640
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	4,975	4,693
Depreciation and amortization from discontinued operations	64	557
Stock-based compensation	1,369	—
Amortization of deferred financing fees	573	343
Change in allowance for doubtful accounts	(216)	210
Gain on sale of discontinued operations, net	(53)	(386)
Other adjustments	1,361	1,315
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Contracts-in-transit	23,292	3,522
Accounts receivable	9,839	(7,531)
Proceeds from the sale of accounts receivable	4,649	4,157
Inventories	(63,645)	(30,948)
Prepaid and other current assets	(7,468)	(6,190)
Floor plan notes payable—manufacturer affiliated	98,695	(2,554)
Accounts payable and accrued liabilities	(15,058)	25,495
Excess tax benefits from share-based payment arrangements	(381)	—
Other long-term assets and liabilities	3,137	(2,430)
Net cash provided by (used in) operating activities	73,686	(107)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—internally financed	(5,534)	(9,198)
Capital expenditures—externally financed	(6,410)	(1,577)
Construction reimbursements associated with sale-leaseback agreements	—	2,032
Proceeds from the sale of assets	9,275	3,272
Other investing activities	(529)	(177)
Net cash used in investing activities	(3,198)	(5,648)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-manufacturer affiliated	677,249	693,071
Floor plan repayments—non-manufacturer affiliated	(747,686)	(654,598)
Proceeds from borrowings	902	2,107
Repayments of debt	(1,554)	(20,194)
Debt issuance costs	—	(3,774)
Proceeds from the exercise of stock options	2,900	303
Excess tax benefits from share-based payment arrangements	381	—
Net cash (used in) provided by financing activities	(67,808)	16,915
Net increase in cash and cash equivalents	2,680	11,160

CASH AND CASH EQUIVALENTS, beginning of period	57,194	28,093
CASH AND CASH EQUIVALENTS, end of period	$59,874	$39,253

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS

Asbury Automotive Group, Inc. is a national automotive retailer, operating 122 franchises (89 dealership locations) in 22 metropolitan markets within 11 states as of March 31, 2006. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 24 collision repair centers that serve our markets.

Our retail network is organized into principally four regions and includes eleven dealership groups, each marketed under different local brands: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon and our Spirit dealerships operating in Los Angeles, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri, our Gray Daniels dealerships operating in Jackson, Mississippi and our Northern California dealerships operating in Sacramento and Fresno, California remain standalone operations. We sold our remaining two dealerships in Portland, Oregon in April 2006, which reduced the number of metropolitan markets in which we operate to 21.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the condensed consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Accordingly, actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. All intercompany transactions have been eliminated in consolidation, and certain prior year amounts have been reclassified to conform to the current period presentation.

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of March 31, 2006, and for the three months ended March 31, 2006 and 2005 have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2005, have been reclassified to reflect the status of our discontinued operations as of March 31, 2006.

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

We receive commissions for arranging customer financing and for the sale of vehicle service contracts, credit life insurance and disability insurance to customers (collectively “F&I”). We may be charged back (“chargebacks”) for F&I commissions in the event a contract is terminated. F&I commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. F&I commissions, net of estimated chargebacks, are included in Finance and insurance, net in the accompanying Condensed Consolidated Statements of Income.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R “Share-Based Payment” under the modified prospective transition method and therefore we record stock compensation expense under the fair value method on a straight-line basis over the vesting period. Accordingly, prior periods have not been restated. Prior to January 1, 2006, including the three month period ended March 31, 2005, we recorded stock compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB Opinion No. 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.

Derivative Instruments and Hedging Activities

We utilize derivative financial instruments to manage our capital structure. The types of risks hedged are those relating to the variability of cash flows and changes in the fair value of our financial instruments caused by movements in interest rates. We document our risk management strategy and assess hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Condensed Consolidated Balance Sheets.

The changes in fair value of the effective portion of “cash flow” hedges are reported as a component of accumulated other comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) are reclassified to interest expense to the extent the hedge becomes ineffective. The change in fair value of “fair value” hedges are recorded as a component of interest expense. Changes in the fair value of the associated hedged exposures are also recorded as a component of interest expense.

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Condensed Consolidated Statements of Income. We recognized no ineffectiveness during the three months ended March 31, 2006 and minor ineffectiveness during the three months ended March 31, 2005.

Statements of Cash Flows —

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the manufacturer of a particular new vehicle is classified as an operating activity on the Condensed Consolidated Statements of Cash Flows.

The net change in service loaner vehicle financing is reflected as an operating activity in the accompanying Condensed Consolidated Statements of Cash Flows, as these borrowings and repayments are with lenders affiliated with the vehicle manufacturer from which we purchase the related vehicles.

Construction reimbursements from third parties in connection with sale-leaseback agreements for the construction of new dealership facilities or leasehold improvements to our dealership facilities are included in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Externally financed capital expenditures include all expenditures that we have financed during the reporting period or intend to finance in future reporting periods through sale-leaseback transactions or mortgage financing. Internally financed capital expenditures include all capital expenditures which were paid using available cash and for which we do not intend to seek external financing.

Tax benefits related to stock-based awards that are fully vested prior to the adoption of SFAS No. 123R are included as cash inflows from financing activities and cash outflows from operating activities within the accompanying Condensed Consolidated Statements of Cash Flows.  Excess tax benefits related to stock-based awards that are partially vested upon or granted after the adoption of SFAS No. 123R are included as cash inflows from financing activities and cash outflows from operating activities within the accompanying Condensed Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005. Accordingly, we adopted the provisions of FSP No. FAS 13-1 on January 1, 2006 and currently expense all rent obligations incurred during the construction period.

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

3.  STOCK-BASED COMPENSATION

We have established two stock-based compensation plans (the “Plans”) under which we may grant non-qualified stock options and restricted stock units to our directors, officers and employees at fair market value on the date of the grant. For both plans, the stock options and restricted stock units vest between two and three years from the date of grant and expire ten years from the date of grant. We have granted a total of 4,310,954 non-qualified stock options through December 31, 2005, and in January 2006, we granted 175,500 restricted stock units to certain of our key employees, directors and officers. As of March 31, 2006, there were 2,720,492 non-qualified stock options and 175,500 restricted stock units outstanding. In addition, there were approximately 2,201,000 stock-based awards available for grant under our stock-based compensation plans as of March 31, 2006. We expect to continue to issue restricted stock units instead of non-qualified stock options.

Effective January 1, 2006, we adopted SFAS No. 123R under the modified prospective transition method. As a result we have recorded stock compensation expense for the three months ended March 31, 2006, under the fair value method. Prior to January 1, 2006, including the three month period ended March 31, 2005, we recorded stock compensation expense under the intrinsic value method in accordance with APB Opinion No. 25. In the first quarter of 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $0.9 million (excluding $0.5 million associated with our decision to issue restricted stock units).  The incremental stock-based compensation expense caused income before income taxes to decrease by $0.9 million, net income to decrease by $0.5 million and basic and diluted earnings per share to decrease by $0.02 per share.  Net cash provided by operating activities decreased and net cash used in financing activities decreased by $0.4 million related to excess tax benefits from stock-based payment arrangements.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model. Expected volatilities are based on the historical volatility of our common stock. We use historical data to estimate the rate of option exercise and employee turnover within the valuation model. The expected term of options granted represents the period of time that the related options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We recorded $1.4 million ($0.02 per diluted share) in compensation expense and an associated tax benefit of $0.5 million for the three months ended March 31, 2006. We did not recognize any material stock-based compensation during the three months ended March 31, 2005. As of March 31, 2006, there was $6.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The following table illustrates the effect on net income and net income per share had stock-based employee compensation been recorded using the fair value method of SFAS No. 123R for the three months ended March 31, 2005:

(In thousands, except per share data)	For the Three Months Ended March 31, 2005

Net income	$9,640
Adjustments to net income:
Stock-based compensation expense included in net income, net of tax	1
Pro forma stock-based compensation expense, net of tax	(666)
Pro forma net income	$8,975

Net income per common share—basic (as reported)	$0.30
Net income per common share—diluted (as reported)	$0.29

Pro forma net income per common share—basic	$0.28
Pro forma net income per common share—diluted	$0.27

A summary of options outstanding and exercisable under the Plans as of March 31, 2006, and changes during the three months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding - December 31, 2005	2,941,262	$15.35
Granted	—	—
Exercised	(202,432)	14.33
Expired / Forfeited	(18,338)	15.21
Options outstanding - March 31, 2006	2,720,492	15.43	5.1	$11,670,911

Options exercisable - March 31, 2006	1,955,667	$15.99	6.3	$7,294,638

* Based on the closing price of our common stock on March 31, 2006

Cash received from option exercises for the three months ended March 31, 2006 was $2.9 million. The actual intrinsic value of options exercised during the three months ended March 31, 2006 was $1.0 million. The actual tax benefit realized for the tax deductions from option exercises totaled $0.4 million for the three months ended March 31, 2006.

A summary of restricted stock units as of March 31, 2006, and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units - December 31, 2005	—	$—
Granted	175,500	16.86
Performance estimate	87,750	16.86
Vested	—	—
Forfeited	—	—
Restricted Stock Units - March 31, 2006*	263,250	$16.86

*    Includes an estimate of 87,750 out of a maximum of 140,400 issuable upon attaining certain performance metrics

Each restricted stock unit provides an opportunity for the employee to receive a number of shares of our common stock based on our performance during a three year period (the “Performance Cycle”) as measured against objective performance goals related to (1) new vehicle revenue growth as compared to peer companies, (2) used vehicle revenue growth as compared to peer companies, (3) finance and insurance revenue growth, (4) fixed operations gross profit and (5) earnings per share. Each equity award sets forth a target number of shares to be granted to the employee assuming the performance goals are met at the target level. The actual number of shares earned may range from 0% to180% of the target number of shares depending upon achievement of the performance goals during the Performance Cycle. We currently estimate that we will achieve 150% of our performance goals.

4. INVENTORIES

Inventories consist of the following:

	As of
(In thousands)	March 31, 2006	December 31, 2005

New vehicles	$610,936	$556,141
Used vehicles	124,535	111,000
Parts and accessories	41,208	42,650
Total inventories	$776,679	$709,791

The lower of cost or market reserves for inventory totaled $4.9 million and $4.3 million as of March 31, 2006 and December 31, 2005, respectively. In addition to the inventories shown above, we have $15.4 million and $18.9 million of inventory as of March 31, 2006 and December 31, 2005, respectively, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they are associated with franchises held for sale.

5. GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

During the three months ended March 31, 2006, we sold three franchises (two dealership locations) resulting in the removal of approximately $1.4 million of Goodwill from our Condensed Consolidated Balance Sheets. There were no manufacturer franchise rights associated with these franchises at the time of sale. Manufacturer franchise rights totaled $41.8 million as of March 31, 2006 and December 31, 2005, and are included in Other Long-term Assets on the accompanying Condensed Consolidated Balance Sheets.

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

Assets and liabilities associated with discontinued operations include the two remaining franchises (two dealership locations) in Oregon, one franchise (one dealership location) in Southern California, and one ancillary business as of March 31, 2006. As of December 31, 2005, assets and liabilities associated with discontinued operations included two franchises (two dealership locations) in Oregon and two franchises (two dealership locations) in Southern California. During the three months ended March 31, 2006, we sold one franchise (one dealership location) that had been held for sale as of December 31, 2005. Assets associated with discontinued operations totaled $35.9 million and $39.6 million, and liabilities associated with discontinued operations totaled $13.5 million and $16.8 million as of March 31, 2006 and December 31, 2005, respectively.

Included in Assets Held for Sale as of March 31, 2006 and December 31, 2005 was $13.4 million and $11.9 million, respectively, of costs associated with two completed projects included in pending sale-leaseback transactions. As of March 31, 2006 and December 31, 2005, Liabilities Associated with Assets Held for Sale included $10.1 million of reimbursements from an unaffiliated third party associated with these completed construction projects. We expect to receive the final reimbursement from the unaffiliated third party and complete these sale-leaseback transactions in the second quarter of 2006.

A summary of assets and liabilities held for sale is as follows:

	As of
(In thousands)	March 31, 2006	December 31, 2005

Assets:
Inventories	$15,350	$18,940
Property and equipment, net	32,672	32,558
Other assets	1,288	—
Total assets	49,310	51,498
Liabilities:
Floor plan notes payable	12,623	16,775
Other liabilities	10,967	10,072
Total liabilities	23,590	26,847
Net assets held for sale	$25,720	$24,651

Included in Prepaid and Other Current Assets on the accompanying Condensed Consolidated Balance Sheets are costs associated with construction projects, which we intend to sell through sale-leaseback transactions but have not been completed and therefore are not available for sale. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either reimbursing us for the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the cost of the construction during the construction period and record a corresponding liability equal to the amount of any reimbursed funds. Upon completion of the construction, we will execute the sale-leaseback transaction and remove the cost of construction and the related liability from our Condensed Consolidated Balance Sheets. The book value of assets associated with construction projects that have not been completed as of March 31, 2006 and December 31, 2005 totaled $6.9 million and $2.9 million, respectively. As of March 31, 2006 and December 31, 2005, there were no liabilities associated with these construction projects.

7. LONG-TERM DEBT

                Long-term debt consists of the following:

	As of
(In thousands)	March 31, 2006	December 31, 2005

9% Senior Subordinated Notes due 2012	$250,000	$250,000
8% Senior Subordinated Notes due 2014 ($200.0 million face value, net of hedging activity of $9,479 and $8,028, respectively)	190,521	191,972
Mortgage notes payable	27,467	26,764
Notes payable collateralized by loaner vehicles	22,612	21,676
Capital lease obligations	4,217	4,548
Other notes payable	979	1,989
	495,796	496,949
Less—current portion	(24,687)	(24,522)
Long-term debt	$471,109	$472,427

In March 2006, we amended our Committed Credit Facility to include DaimlerChrysler Financial Services (“DCFS”) as a lender and extended its maturity to March 2009. In addition, DCFS has agreed to provide a maximum of $120.0 million of floor plan financing outside of the Committed Credit Facility to finance inventory purchases at our Mercedes, Chrysler, Dodge and Jeep dealerships (“DaimlerChrysler Dealerships”). As a result of the execution of this amendment, floor plan borrowings from DCFS are now included in Floor Plan Notes Payable — Manufacturer Affiliated on our Condensed Consolidated Balance Sheets. The DCFS floor plan facility has no stated termination date. Borrowings will accrue interest based on LIBOR. Further, we reduced our working capital borrowing capacity of our Committed Credit Facility from $150.0 million to $125.0 million and reduced the floor plan borrowing capacity of our Committed Credit Facility from $650.0 million to $425.0 million.

8. FLOOR PLAN NOTES PAYABLE

In connection with the amendment to our Committed Credit Facility in March 2006, we refinanced the floor plan notes payable at our DaimlerChrysler Dealerships through the repayment of $85.4 million of floor plan notes payable — non-manufacturer affiliated with borrowings from DCFS, a manufacturer affiliated lender. As a result, during the three months ended March 31, 2006, floor plan notes payable — non-manufacturer affiliated decreased by $85.4 million and floor plan notes payable — manufacturer affiliated increased by $85.4 million. In addition, during the three months ended March 31, 2006, our floor plan repayments — non-manufacturer affiliated and floor plan notes payable — manufacturer affiliated each increased by $85.4 million on our accompanying Condensed Consolidated Statements of Cash Flows.

As of March 31, 2006 and December 31, 2005, we had $659.4 million and $631.2 million of floor plan notes payable outstanding, respectively, including $12.6 million and $16.8 million classified as Liabilities Associated with Assets Held for Sale.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

Three of our interest rate swap agreements expired in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of March 31, 2006 was $2.6 million related to our two expired cash flow swaps, which is being amortized over eight years as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. In addition, included as a reduction to our 8% Senior Subordinated Notes due 2014 as of March 31, 2006 was $9.5 million related to our expired fair value swap, which is being amortized over eight years as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. The expiration of these three swap agreements will increase floor plan and other interest expense by $0.7 million and $1.0 million, respectively, during 2006.

We have entered into an interest rate swap agreement with a notional principal amount of $14.6 million as a hedge against future changes in the interest rate of our variable rate mortgage notes payable. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of March 31, 2006, the swap agreement had a fair value of $0.5 million, which is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2005, the swap agreement had a fair value of $0.3 million, which was included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

10. COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended March 31,
(In thousands)	2006	2005

Net income	$12,553	$9,640

Other comprehensive income:
Change in fair value of cash flow swaps	2,019	3,089
Amortization of expired cash flow swaps	80	—
Income tax expense associated with cash flow swaps	(787)	(1,158)
Comprehensive income	$13,865	$11,571

11. DISCONTINUED OPERATIONS

During the three months ended March 31, 2006, we sold three franchises (two dealership locations) and placed two franchises (one dealership location) and one ancillary business into discontinued operations. As of March 31, 2006, three franchises (three dealership locations) and one ancillary business were pending disposition. The accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2005, have been reclassified to reflect the status of our discontinued operations as of March 31, 2006.

The following table provides further information regarding our discontinued operations as of March 31, 2006, and includes the results of businesses sold prior to March 31, 2006, and businesses pending disposition as of March 31, 2006:

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
(Dollars in thousands)	Sold	Pending Disposition	Total	Sold(a)	Pending Disposition(b)	Total

Franchises:
Mid-line Domestic	2	1	3	9	1	10
Mid-line Import	1	1	2	2	1	3
Value	—	1	1	1	1	2
Luxury	—	—	—	1	—	1
Total	3	3	6	13	3	16

Ancillary Businesses	—	1	1	1	1	2

Revenues	$7,277	$24,078	$31,355	$74,081	$29,645	$103,726
Cost of sales	6,814	19,002	25,816	63,247	23,206	86,453
Gross profit	463	5,076	5,539	10,834	6,439	17,273
Operating expenses	1,118	5,871	6,989	10,684	6,483	17,167
Income (loss) from operations	(655)	(795)	(1,450)	150	(44)	106
Other income (expense), net	(173)	(166)	(339)	(961)	107	(854)
Gain on disposition of discontinued operations, net	53	—	53	386	—	386
Income (loss) before income taxes	(775)	(961)	(1,736)	(425)	63	(362)
Income tax benefit (expense)	291	360	651	159	(23)	136
Discontinued operations, net of tax	$(484)	$(601)	$(1,085)	$(266)	$40	$(226)

(a)             Businesses were sold between January 1, 2005 and March 31, 2006.

(b)            Businesses were pending disposition as of March 31, 2006.

12. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2006	2005
Net income:
Continuing operations	$13,638	$9,866
Discontinued operations	(1,085)	(226)
Net income	$12,553	$9,640
Earnings per share — basic and diluted:
Continuing operations — basic	$0.41	$0.30
Discontinued operations— basic	(0.03)	—
Net income	$0.38	$0.30

Continuing operations — diluted	$0.41	$0.30
Discontinued operations — diluted	(0.04)	(0.01)
Net income	$0.37	$0.29
Common shares and common share equivalents:
Weighted average common shares outstanding — basic	32,922	32,588
Common share equivalents (stock options and restricted stock units)	662	193
Weighted average common shares outstanding — diluted	33,584	32,781

13. SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2006 and 2005, we made interest payments, net of amounts capitalized, totaling $15.7 million and $16.0 million, respectively. During the three months ended March 31, 2006 and 2005, we received $0.5 million and $2.5 million, respectively, of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Senior Subordinated Notes due 2014.

During the three months ended March 31, 2006 and 2005, we made income tax payments totaling $5.5 million and $0.3 million, respectively.

14. COMMITMENTS AND CONTINGENCIES

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

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our 8% Senior Subordinated Notes due 2014 and our Committed Credit Facility are guaranteed by all of our current subsidiaries, other than our current Toyota and Lexus dealership subsidiaries, and all of our future domestic restricted subsidiaries, other than our future Toyota and Lexus dealership facilities. The following tables set forth, on a condensed consolidating basis, our balance sheets, statements of income and statements of cash flows, of our guarantor and non-guarantor subsidiaries for all financial statement periods presented in our interim condensed consolidated financial statements.

Condensed Consolidating Balance Sheet
As of March 31, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Condensed Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$59,874	$—	$—	$59,874
Inventories	—	722,189	54,490	—	776,679
Other current assets	—	303,542	28,439	—	331,981
Assets held for sale	—	49,310	—	—	49,310
Total current assets	—	1,134,915	82,929	—	1,217,844
Property and equipment, net	—	187,994	6,627	—	194,621
Goodwill	—	402,806	53,202	—	456,008
Other long-term assets	—	95,008	275	—	95,283
Investment in subsidiaries	566,282	79,973	—	(646,255)	—
Total assets	$566,282	$1,900,696	$143,033	$(646,255)	$1,963,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable—manufacturer affiliated	$—	$298,581	$—	$—	$298,581
Floor plan notes payable—non-manufacturer affiliated	—	308,266	39,945	—	348,211
Other current liabilities	—	157,428	23,054	—	180,482
Liabilities associated with assets held for sale	—	23,590	—	—	23,590
Total current liabilities	—	787,865	62,999	—	850,864

Long-term debt	—	471,048	61	—	471,109
Other long-term liabilities	—	75,501	—	—	75,501
Shareholders’ equity	566,282	566,282	79,973	(646,255)	566,282
Total liabilities and shareholders’ equity	$566,282	$1,900,696	$143,033	$(646,255)	$1,963,756

Condensed Consolidating Balance Sheet
As of December 31, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Condensed Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$57,194	$—	$—	$57,194
Inventories	—	658,820	50,971	—	709,791
Other current assets	—	334,403	32,294	—	366,697
Assets held for sale	—	51,498	—	—	51,498
Total current assets	—	1,101,915	83,265	—	1,185,180
Property and equipment, net	—	187,077	6,380	—	193,457
Goodwill	—	404,203	53,202	—	457,405
Other assets	—	94,470	288	—	94,758
Investment in subsidiaries	547,766	71,809	—	(619,575)	—
Total assets	$547,766	$1,859,474	$143,135	$(619,575)	$1,930,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable—manufacturer affiliated	$—	$204,044	$—	$—	$204,044
Floor plan notes payable—non-manufacturer affiliated	—	368,213	42,125	—	410,338
Other current liabilities	—	167,929	29,068	—	196,997
Liabilities associated with assets held for sale	—	26,847	—	—	26,847
Total current liabilities	—	767,033	71,193	—	838,226
Long-term debt	—	472,359	68	—	472,427
Other liabilities	—	72,316	65	—	72,381
Shareholders’ equity	547,766	547,766	71,809	(619,575)	547,766
Total liabilities and shareholders’ equity	$547,766	$1,859,474	$143,135	$(619,575)	$1,930,800

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Condensed Consolidated

Revenues	$—	$1,228,942	$159,840	$(1,813)	$1,386,969
Cost of sales	—	1,041,403	135,831	(1,813)	1,175,421
Gross profit	—	187,539	24,009	—	211,548

Operating expenses:
Selling, general and administrative	—	148,046	17,668	—	165,714
Depreciation and amortization	—	4,533	442	—	4,975
Income from operations	—	34,960	5,899	—	40,859

Other income (expense):
Floor plan interest expense	—	(8,549)	(655)	—	(9,204)
Other interest expense	—	(9,431)	(1,474)	—	(10,905)
Interest and other income, net	—	986	85	—	1,071
Equity in earnings of subsidiaries	12,553	2,409	—	(14,962)	—
Total other expense, net	12,553	(14,585)	(2,044)	(14,962)	(19,038)

Income before income taxes	12,553	20,375	3,855	(14,962)	21,821

Income tax expense	—	6,737	1,446	—	8,183
Income from continuing operations	12,553	13,638	2,409	(14,962)	13,638

Discontinued operations, net of tax	—	(1,085)	—	—	(1,085)
Net income	$12,553	$12,553	$2,409	$(14,962)	$12,553

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Condensed Consolidated

Revenues	$—	$1,133,907	$148,228	$(1,880)	$1,280,255
Cost of sales	—	961,421	126,030	(1,880)	1,085,571
Gross profit	—	172,486	22,198	—	194,684

Operating expenses:
Selling, general and administrative	—	142,027	16,399	—	158,426
Depreciation and amortization	—	4,358	335	—	4,693
Income from operations	—	26,101	5,464	—	31,565

Other income (expense):
Floor plan interest expense	—	(6,201)	(351)	—	(6,552)
Other interest expense	—	(8,433)	(1,168)	—	(9,601)
Interest and other income, net	—	364	10	—	374
Equity in earnings of subsidiaries	9,640	2,428	—	(12,068)	—
Total other expense, net	9,640	(11,842)	(1,509)	(12,068)	(15,779)

Income before income taxes	9,640	14,259	3,955	(12,068)	15,786

Income tax expense	—	4,437	1,483	—	5,920
Income from continuing operations	9,640	9,822	2,472	(12,068)	9,866

Discontinued operations, net of tax	—	(182)	(44)	—	(226)
Net income	$9,640	$9,640	$2,428	$(12,068)	$9,640

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Condensed Consolidated

Net cash provided by operating activities	$—	$71,840	$2,227	$—	$74,067

Cash flow from investing activities:
Capital expenditures	—	(11,285)	(659)	—	(11,944)
Other investing activities	—	8,746	—	—	8,746
Net cash used in investing activities	—	(2,539)	(659)	—	(3,198)

Cash flow from financing activities:
Floor Plan Borrowings — non-manufacturer affiliated	—	575,672	101,577	—	677,249
Floor Plan Repayments — non-manufacturer affiliated	—	(643,929)	(103,757)	—	(747,686)
Proceeds from borrowings	—	902	—	—	902
Repayments of debt	—	(1,547)	(7)	—	(1,554)
Intercompany financing	—	(619)	619	—	—
Other financing activities	—	2,900	—	—	2,900
Net cash used in financing activities	—	(66,621)	(1,568)	—	(68,189)
Net increase in cash and cash equivalents	—	2,680	—	—	2,680

Cash and cash equivalents, beginning of period	—	57,194	—	—	57,194
Cash and cash equivalents, end of period	$—	$59,874	$—	$—	$59,874

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Condensed Consolidated

Net cash provided by (used in) operating activities	$—	$3,429	$(3,536)	$—	$(107)

Cash flow from investing activities:
Capital expenditures	—	(10,489)	(286)	—	(10,775)
Other investing activities	—	5,127	—	—	5,127
Net cash used in investing activities	—	(5,362)	(286)	—	(5,648)

Cash flow from financing activities:
Floor Plan Borrowings — non-manufacturer Affiliated	—	567,735	125,336	—	693,071
Floor Plan Repayments — non-manufacturer affiliated	—	(531,123)	(123,475)	—	(654,598)
Proceeds from borrowings	—	2,107	—	—	2,107
Repayments of debt	—	(19,352)	(842)	—	(20,194)
Intercompany financing	—	(2,803)	2,803	—	—
Other financing activities	—	(3,471)	—	—	(3,471)
Net cash provided by financing activities	—	13,093	3,822	—	16,915
Net increase in cash and cash equivalents	—	11,160	—	—	11,160

Cash and cash equivalents, beginning of period	—	28,093	—	—	28,093
Cash and cash equivalents, end of period	$—	$39,253	$—	$—	$39,253

16. SUBSEQUENT EVENTS

In April 2006, we sold our remaining two franchises (two dealerships) in Portland, Oregon. We sold these franchises for $22.2 million and recognized a net gain on the sale of approximately $4.1 million. Both franchises were classified as discontinued operations as of March 31, 2006 and December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of income and cash flow for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
New York, New York
May 9, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are one of the largest automotive retailers in the United States, operating 122 franchises (89 dealership locations) in 22 metropolitan markets within 11 states as of March 31, 2006. We offer 33 different brands of new vehicles, including four heavy truck brands. We also operate 24 collision repair centers that serve our markets.

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

Our retail network is organized into principally four regions and includes eleven dealership groups, each marketed under different local brands: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our Thomason dealerships operating in Portland, Oregon and our Spirit dealerships operating in Los Angeles, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri, our Gray Daniels dealerships operating in Jackson, Mississippi and our Northern California dealerships operating in Sacramento and Fresno, California remain standalone operations. We sold our remaining two dealerships in Portland, Oregon in April 2006, which reduced the number of metropolitan markets in which we operate to 21.

Our gross profit margin varies with our revenue mix. The sale of vehicles generally results in lower gross profit margin than our fixed operations. As a result, when fixed operations increase as a percentage of total sales, we expect our overall gross profit margin to increase.

Selling, general and administrative (“SG&A”) expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our selling expenses is variable (such as sales commissions), or controllable expenses (such as advertising), generally allowing our cost structure to adapt in response to trends in our business. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit. During the first quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” under the modified prospective transition method and decided to issue restricted stock units to our employees instead of stock options. As a result, we have recorded stock compensation expense under the fair value method for the three months ended March 31, 2006. Prior to January 1, 2006, including the three month period ended March 31, 2005, we recorded stock compensation expense under the intrinsic value method.

Sales of vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. Although these factors may impact our business, we believe that any future negative trends will be mitigated by (i) our advantageous brand mix, which is weighted towards luxury and mid-line import brands, (ii) increased used vehicle sales, (iii) stability of our fixed operations, (iv) our variable cost structure and (v) our regional diversity. Historically, we have been less affected by market volatility than the U.S. automobile industry as a whole as a result of our brand mix and product diversity. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

Our operations are generally subject to seasonal variations as we tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters. Generally, the seasonal variations in our operations are caused by many factors, including weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns. Over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to generate increased customer demand for new vehicles. We anticipate that the manufacturers will continue to use these incentive programs in the future. In addition, we will continue to expand our service capacity in order to meet anticipated future demand, as we expect the recent increase in our new vehicle sales and a focused effort on creating and maintaining customer relationships will drive future service demand at our dealership locations.

Interest rates have continued to increase through the first quarter of 2006. We do not believe that changes in interest rates significantly impact customer overall buying patterns, as changes in interest rates do not dramatically increase the monthly payment of a financed vehicle. For example, the monthly payment for a typical vehicle financing transaction in which a customer finances $25,000 at 8.0% over 60 months increases by approximately $6.00 with each 50-basis-point increase in interest rates.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006, Compared to the Three Months Ended March 31, 2005

	For the Three Months Ended March 31,
In thousands	2006	% of Gross Profit	2005	% of Gross Profit	Increase (Decrease)	% Change

REVENUES:
New vehicle	$823,164		$772,444		$50,720	7%
Used vehicle	358,106		320,457		37,649	12%
Parts, service and collision repair	170,051		151,843		18,208	12%
Finance and insurance, net	35,648		35,511		137	0%
Total revenues	1,386,969		1,280,255		106,714	8%
COST OF SALES	1,175,421		1,085,571		89,850	8%
GROSS PROFIT	211,548	100%	194,684	100%	16,864	9%
OPERATING EXPENSES:
Selling, general and administrative	165,714	78%	158,426	81%	7,288	5%
Depreciation and amortization	4,975	2%	4,693	3%	282	6%
Income from operations	40,859	20%	31,565	16%	9,294	29%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(9,204)	(5)%	(6,552)	(3)%	2,652	40%
Other interest expense	(10,905)	(5)%	(9,601)	(5)%	1,304	14%
Interest and other income	1,071	1%	374	—%	697	186%
Total other expense, net	(19,038)	(9)%	(15,779)	(8)%	3,259	21%
Income before income taxes	21,821	11%	15,786	8%	6,035	38%
INCOME TAX EXPENSE	8,183	4%	5,920	3%	2,263	38%
INCOME FROM CONTINUING OPERATIONS	13,638	7%	9,866	5%	3,772	38%
DISCONTINUED OPERATIONS, net of tax	(1,085)	(1)%	(226)	—%	(859)	(380)%
NET INCOME	$12,553	6%	$9,640	5%	$2,913	30%

EARNINGS PER COMMON SHARE (DILUTED):
Continuing operations	$0.41		$0.30		$0.11	37%
Discontinued operations	(0.04)		(0.01)
Net income	$0.37		$0.29		$0.08	28%

Net income increased 30%, or $0.08 per diluted share, to $12.6 million, or $0.37 per diluted share, for the three months ended March 31, 2006, from $9.6 million, or $0.29 per diluted share, for the three months ended March 31, 2005.

Income from continuing operations increased 38%, or $0.11 per diluted share, to $13.6 million, or $0.41 per diluted share, for the three months ended March 31, 2006, from $9.9 million, or $0.30 per diluted share, for the three months ended March 31, 2005. Income from continuing operations includes $0.9 million of stock compensation during 2006 and $2.3 million of reorganization costs during 2005. Excluding these items, adjusted income from continuing operations increased 19% to $14.5 million from $12.2 million for the three months ended March 31, 2006 and 2005, respectively.

The increase in adjusted income from continuing operations resulted from several factors, including: (i) a 14% and 8% increase in used retail and fixed operations same store gross profit as a result of a strategic focus on our high margin businesses; (ii) a very solid performance of our new retail business, which delivered a 7% increase in same store gross profit; (iii) several expense control initiatives, including our regional reorganization and new vehicle advertising, both of which contributed to a 180 basis point improvement in our SG&A expense as a percentage of gross profit (excluding the previously mentioned stock compensation and reorganization costs); and (v) the incremental results of dealerships acquired during 2005. These factors were partially offset by a 40% increase in floor plan interest expense as a result of continued increases in interest rates.

Total revenues increased 8%, 6% on a same store basis, to $1.4 billion for the three months ended March 31, 2006, from $1.3 billion for the three months ended March 31, 2005. The 8% increase in total revenues was a result of a 12% increase in both used vehicle revenue and fixed operations revenue. We expect total revenue to increase as we continue to acquire dealerships and expand our service capacity in order to meet anticipated future demand.

Total gross profit increased 9% to $211.5 million for the three months ended March 31, 2006, from $194.7 million for the three months ended March 31, 2005. Total same store gross profit increased 6% to $207.0 million from $194.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase in gross profit was driven by a 14% increase of same store used vehicle retail gross profit and an 8% in same store fixed operations gross profit.

	For the Three Months Ended March 31,				Increase	%
New Vehicle —	2006		2005		(Decrease)	Change
	(In thousands, except for unit and PVR data)
Revenue:
New retail revenue—same store(1)
Luxury	$250,261	33%	$235,693	33%	$14,568	6%
Mid-line import	308,942	41%	288,490	40%	20,452	7%
Mid-line domestic	115,918	15%	124,662	17%	(8,744)	(7)%
Value	17,683	2%	17,290	2%	393	2%
Heavy trucks	63,342	9%	59,571	8%	3,771	6%
Total new retail revenue—same store(1)	756,146	100%	725,706	100%	30,440	4%
New retail revenue—acquisitions	16,962		—
Total new retail revenues	773,108		725,706		47,402	7%
Fleet revenue—same store(1)	49,646		46,738		2,908	6%
Fleet revenue—acquisitions	410		—
Total fleet revenue	50,056		46,738		3,318	7%
New vehicle revenue, as reported	$823,164		$772,444		$50,720	7%
New retail units:
New retail units—same store(1)
Luxury	5,531	23%	5,295	22%	236	4%
Mid-line import	12,429	51%	11,830	50%	599	5%
Mid-line domestic	4,090	17%	4,366	19%	(276)	(6)%
Value	823	4%	864	4%	(41)	(5)%
Heavy trucks	1,076	5%	1,145	5%	(69)	(6)%
Total new retail units—same store(1)	23,949	100%	23,500	100%	449	2%
New retail units—acquisitions	633		—
Retail units—actual	24,582		23,500		1,082	5%
New revenue PVR—same store(1)	$31,573		$30,881		$692	2%
New revenue PVR—actual	$31,450		$30,881		$569	2%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Three Months Ended March 31,				Increase	%
	2006		2005		(Decrease)	Change
	(In thousands, except for unit and PVR data)
Gross Profit:
New retail gross profit—same store(1)
Luxury	$18,437	33%	$18,492	35%	$(55)	—%
Mid-line import	21,768	39%	18,405	35%	3,363	18%
Mid-line domestic	8,978	16%	9,658	19%	(680)	(7)%
Value	1,424	3%	1,507	3%	(83)	(6)%
Heavy trucks	5,360	9%	4,227	8%	1,133	27%
Total new retail gross profit—same store(1)	55,967	100%	52,289	100%	3,678	7%
New retail gross profit—acquisitions	1,133		—
Total retail gross profit	57,100		52,289		4,811	9%
Fleet gross profit—same store(1)	831		559		272	49%
Fleet gross profit—acquisitions	(9)		—
Total fleet gross profit	822		559		263	47%
New vehicle gross profit, as reported	$57,922		$52,848		$5,074	10%

New gross profit PVR—same store(1)	$2,337		$2,225		$112	5%
New gross profit PVR—actual	$2,323		$2,225		$98	4%

New retail gross margin—same store(1)	7.4%		7.2%		0.2	3%
New retail gross margin—actual	7.4%		7.2%		0.2	3%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

New vehicle revenue increased 7% to $823.2 million from $772.4 million for the three months ended March 31, 2006 and 2005, respectively. Same store new retail revenue increased 4% as a result of a 2% increase in same store new revenue PVR and a 2% increase in same store unit sales, driven by our luxury and mid-line import brands.

New vehicle gross profit increased 10% to $57.9 million from $52.8 million for the three months ended March 31, 2006 and 2005, respectively. Same store new retail gross profit increased 7%, driven by an 18% increase in mid-line import gross profit as these brands continue their strong performance, and a 27% increase from our heavy trucks in Atlanta, Georgia. This increase was offset by the performance of our mid-line domestic brands, which were down 7% as a result of general market conditions as we were forced to reduce our new vehicle revenue PVR in order to maintain unit sales volumes.

	For the Three
	Months Ended
	March 31,		Increase	%
Used Vehicle —	2006	2005	(Decrease)	Change
	(In thousands, except for unit and PVR data)
Revenue:
Retail revenues—same store(1)	$260,622	$238,606	$22,016	9%
Retail revenues—acquisitions	9,524	—
Total used retail revenues	270,146	238,606	31,540	13%
Wholesale revenues—same store(1)	86,131	81,851	4,280	5%
Wholesale revenues—acquisitions	1,829	—
Total wholesale revenues	87,960	81,851	6,109	7%
Used vehicle revenue, as reported	$358,106	$320,457	$37,649	12%
Gross Profit:
Retail gross profit—same store(1)	$31,366	$27,611	$3,755	14%
Retail gross profit—acquisitions	1,152	—
Total used retail gross profit	32,518	27,611	4,907	18%
Wholesale gross profit—same store(1)	364	1,091	(727)	(67)%
Wholesale gross profit—acquisitions	45	—
Total wholesale gross profit	409	1,091	(682)	(63)%
Used vehicle gross profit, as reported	$32,927	$28,702	$4,225	15%

Used retail units—same store(1)	14,889	14,500	389	3%
Used retail units—acquisitions	601	—
Used retail units—actual	15,490	14,500	990	7%

Used revenue PVR—same store(1)	$17,504	$16,456	$1,048	6%
Used revenue PVR—actual	$17,440	$16,456	$984	6%

Used gross profit PVR—same store(1)	$2,107	$1,904	$203	11%
Used gross profit PVR—actual	$2,099	$1,904	$195	10%

Used retail gross margin—same store(1)	12.0%	11.6%	0.4	3%
Used retail gross margin—actual	12.0%	11.6%	0.4	3%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Used vehicle revenue increased 12% to $358.1 million from $320.5 million for the three months ended March 31, 2006 and 2005, respectively. Same store used vehicle retail revenue increased 9% to $260.6 million for the three months ended March 31, 2006, as a result of a 6% and 3% increase in same store used revenue PVR and same store used retail unit sales, respectively. The strength of the used vehicle market during first quarter and our used vehicle merchandising initiatives have resulted in increased used vehicle sales and improved used revenue PVR.

Used vehicle gross profit increased 15% to $32.9 million from $28.7 million for the three months ended March 31, 2006 and 2005, respectively. Same store used retail gross profit increased 14% to $31.4 million as a result of our investment in new software to better value trade-ins, improve inventory management and the execution by our regional management teams dedicated to the used vehicle business.

	For the Three Months Ended
	March 31,		Increase	%
Fixed Operations —	2006	2005	(Decrease)	Change
	(In thousands, except for unit data)
Revenue:
Revenues—same store(1)
Parts and service	$152,599	$137,455	$15,144	11%
Collision repair	14,932	14,388	544	4%
Total revenue—same store(1)	167,531	151,843	15,688	10%
Revenues—acquisitions	2,520	—
Parts, service and collision repair revenue, as reported	$170,051	$151,843	$18,208	12%

Gross Profit:
Gross profit—same store(1)
Parts and service	$75,740	$69,873	$5,867	8%
Collision repair	8,052	7,750	302	4%
Total gross profit—same store(1)	83,792	77,623	6,169	8%
Gross profit—acquisitions	1,259	—
Parts, service and collision repair gross profit, as reported	$85,051	$77,623	$7,428	10%

Parts and service gross margin—same store(1)	50.0%	51.1%	(1.1)	(2)%
Collision repair gross margin—same store(1)	53.9%	53.9%	—	—%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Fixed operations revenue increased 12% to $170.1 million from $151.8 million for the three months ended March 31, 2006 and 2005, respectively. Same store fixed operations revenue increased 10% to $167.5 million, primarily due to a 10% increase in our “customer pay” and warranty parts and service businesses. The growth in our “customer pay” business is a result of increased capacity utilization, equipment upgrades and continued focus on customer retention initiatives. Our warranty business continued its positive performance driven by the increase in retail unit sales and increased work on imported vehicles, which typically generate higher revenue than domestic brands. We will continue to add service stalls and service technicians during 2006 in order to drive our fixed operations growth.

Fixed operations gross profit increased 10% to $85.1 million from $77.6 million for the three months ended March 31, 2006 and 2005, respectively. Same store fixed operations gross profit increased 8% to $83.8 million, resulting primarily from increased gross profit from our “customer pay” and warranty parts and service businesses.

	For the Three Months Ended
	March 31,		Increase	%
Finance and Insurance, net—	2006	2005	(Decrease)	Change
	(In thousands, except for unit and PVR data)

Dealership generated F&I—same store(1)	$33,735	$34,308	$(573)	(2)%
Dealership generated F&I—acquisitions	920	—
Dealership generated F&I, net	34,655	34,308	347	1%
Corporate generated F&I	993	1,203
Finance and insurance, net as reported	$35,648	$35,511	$137	—%

Dealership generated F&I PVR-same store (1) (2)	$869	$903	$(34)	(4)%
Dealership generated F&I PVR-actual (2)	$865	$903	$(38)	(4)%
F&I PVR-actual	$890	$935	$(45)	(5)%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)             Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I gross profit PVR.

F&I was relatively flat at $35.6 million for the three months ended March 31, 2006. Same store dealership generated F&I decreased 2% to $33.7 million as a result of a 4% decrease in dealership generated F&I PVR offset by a 2% increase in retail unit sales. The decrease in F&I was primarily a result of our decision to decrease our captive finance company loan portfolio. As of March 31, 2006, we had approximately $26.1 million of notes receivable outstanding compared to $31.6 million as of March 31, 2005. We expect to maintain between $25.0 to $30.0 million of notes receivable. We anticipate F&I will increase in the near future as a result of (i) the implementation of new corporate-sponsored programs, (ii) increased service contract penetration and (iii) improvement of the F&I operations at franchises we acquired in prior periods, as F&I has historically continued to improve for several years after we acquire a franchise. Dealership generated F&I excludes retrospective commissions from contracts negotiated by our corporate office, which are attributable to retail units sold during prior periods. Corporate generated F&I was $1.0 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. We expect this revenue to decrease significantly over the next few years.

Selling, general and administrative —	For the Three Months Ended March 31,
	2006	% of Gross Profit	2005	% of Gross Profit	Increase (Decrease)	% Change
Personnel costs	$78,358	37.0%	$76,053	39.1%	$2,305	3%
Sales compensation	23,499	11.1%	21,584	11.1%	1,915	9%
Stock-based compensation	1,369	0.7%	—	—%	1,369	100%
Outside services	13,427	6.4%	13,601	7.0%	(174)	(1)%
Advertising	11,922	5.6%	12,491	6.4%	(569)	(5)%
Rent	13,196	6.2%	11,951	6.1%	1,245	10%
Utilities	4,956	2.3%	4,487	2.3%	469	10%
Insurance	3,953	1.9%	3,530	1.8%	423	12%
Other	15,034	7.1%	14,729	7.6%	305	2%
Selling, general and administrative	$165,714	78.3%	$158,426	81.4%	$7,288	5%

Gross Profit	$211,548		$194,684		$16,864	9%

SG&A expense increased 5% to $165.7 million from $158.4 million for the three months ended March 31, 2006 and 2005, respectively. SG&A expense includes $1.4 million of stock compensation and $3.6 million of reorganization costs for the three months ended March 31, 2006 and 2005, respectively. Excluding these items, adjusted SG&A expense increased 6% to $164.3 million from $154.8 million during the three months ended March 31, 2006 and 2005, respectively. Adjusted SG&A expense as a percentage of gross profit for the three months ended March 31, 2006 improved 180 basis points to 77.7%, from 79.5% for the three months ended March 31, 2005. The improvement in SG&A as a percentage of gross profit is a result of several strategic expense control initiatives including our regional reorganization and new vehicle advertising.

These improvements were offset by increased rent resulting from our strategy to reduce our ownership of real estate through the use of sale-leaseback transactions. During 2005, we sold approximately $33.1 million of real estate in connection with seven sale-leaseback transactions. We estimate the incremental annualized rent expense from these seven sale-leaseback transactions will be approximately $3.0 million.

During the three months ended March 31, 2006, we adopted SFAS No. 123R under the modified prospective transition method and decided to issue restricted stock units to our employees instead of stock options. As a result, we have recorded stock compensation expense under the fair value method for the three months ended March 31, 2006. Prior to January 1, 2006, including the three month period ended March 31, 2005, we recorded stock compensation expense under the intrinsic value method. We expect stock compensation to total approximately $5.5 million, or $0.10 per diluted share for the year ending December 31, 2006. Certain of our equity awards have conditions based on the performance of the Company that may affect the number of awards ultimately issued. Therefore the amount of stock-based compensation expense recorded may differ from our current estimate.

Depreciation and Amortization—

Depreciation and amortization expense increased 6% to $5.0 million from $4.7 million for the three months ended March 31, 2006 and 2005, respectively. This increase is primarily related to property and equipment acquired between April 1, 2005 and March 31, 2006. We expect depreciation and amortization to increase in the future as a result of previous and future capital expenditure projects to remodel and upgrade our facilities and expand our service capacity.

Other Income (Expense)—

Floor plan interest expense increased 40% to $9.2 million for the three months ended March 31, 2006. This increase was the result of an increasing interest rate environment, which was offset by lower average floor plan notes payable balances during the three months ended March 31, 2006 compared to March 31, 2005.

During the quarter, two of our cash flow swaps on our floor plan notes payable expired. As a result, we will recognize additional floor plan interest expense of approximately $0.7 million during 2006. We expect further increases in floor plan interest in 2006 due to increases in interest rates.

Other interest expense increased 14% to $10.9 million from $9.6 million for the three months ended March 31, 2006 and 2005, respectively. The increase in other interest expense is a result of increases in interest rates on variable debt offset by reduced mortgage expense due to our decision to repay our variable rate mortgage notes payable.

During the quarter, the fair value swap on our 8% Senior Subordinated Notes due 2014 (“8% Notes”) expired. As a result, our 8% Notes, which had a variable rate while the fair value swap was in place, are now fixed at 8% until maturity in 2014. This will increase our other interest expense by approximately $3.0 million in 2006. In addition, the amortization of the swap’s value, which is recorded as reduction to our 8% Notes, will increase other interest expense by an additional $1.0 million during 2006.

Income Tax Expense—

Income tax expense increased 38% to $8.2 million from $5.9 million for the three months ended March 31, 2006 and 2005, respectively. Our effective tax rate for the three months ended March 31, 2006 and 2005 was 37.5%. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our future annual effective tax rate will fluctuate between 37% and 38%.

Discontinued Operations—

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
	Sold	Pending Disposition	Total	Sold(b)	Pending Disposition(a)	Total
	(Dollars in thousands)
Franchises	3	3	6	13	3	16
Income (loss) from operations	$(655)	$(795)	$(1,450)	$150	$(44)	$106
Other income (expense)	(173)	(166)	(339)	(961)	107	(854)
Gain on disposition of discontinued operations, net	53	—	53	386	—	386
Income tax benefit (expense)	291	360	651	159	(23)	136
Discontinued operations, net of tax	$(484)	$(601)	$(1,085)	$(266)	$40	$(226)

(a)             Businesses were pending disposition as of March 31, 2006

(b)            Businesses were sold between January 1, 2005 and March 31, 2006

During the three months ended March 31, 2006, we sold three franchises (two dealership locations), and as of March 31, 2006, we were actively pursuing the sale of three franchises (three dealership locations). The $1.1 million loss from discontinued operations is primarily attributable to operating losses of the six franchises mentioned above. The $0.2 million loss from discontinued operations for the three months ended March 31, 2005, includes $0.7 million ($0.4 million, net of tax) of losses of the franchises mentioned above and franchises sold in 2005 and a $0.4 million ($0.2 million, net of tax) net gain on the sale of two franchises (one dealership location) sold during the first quarter of 2005.

We continuously evaluate the financial and operating results of our dealerships, specifically the 10% contributing the least amount of operating income, and we will look to divest dealerships that do not meet our expectations. Based on the performance of our current brand mix, we do not anticipate a significant amount of divestitures in the near future.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of March 31, 2006, our funds generated through future operations and the funds available for borrowings under our committed credit facility, floor plan financing agreements, mortgage notes payable and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions and any seasonal operating requirements for the foreseeable future.

As of March 31, 2006, we had cash and cash equivalents of approximately $59.9 million and working capital of $367.0 million. In addition, we had $125.0 million available for borrowings under our committed credit facility for working capital, general corporate purposes and acquisitions.

Committed Credit Facility

On March 23, 2005, we entered into a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A., and 17 other financial institutions (the “Syndicate”), which provided us with $150.0 million of working capital borrowing capacity and $650.0 million of new and used vehicle inventory financing for our non Ford, Lincoln, Mercury, Mazda, Volvo and Rover dealerships (“Ford Trustmark”) and non General Motors dealerships. In addition, Ford Motor Credit Corporation (“FMCC”) and General Motors Acceptance Corporation (“GMAC”) provide us with $150.0 million and $100.0 million, respectively, of floor plan financing outside of the Syndicate to finance inventory at our Ford Trustmark and General Motors’ dealerships.

On March 1, 2006, we amended our Committed Credit Facility to include DaimlerChrysler Financial Services (“DCFS”) in the Syndicate and extend the maturity of the Committed Credit Facility from March 2008 to March 2009. In addition, DCFS agreed to provide a maximum of $120.0 million of floor plan financing outside of the Syndicate to finance inventory purchases at our Mercedes, Chrysler, Dodge and Jeep dealerships (“DaimlerChrysler Dealerships”). Pursuant to the signing of this amendment, floor plan borrowings from DCFS are now included in Floor Plan Notes Payable — Manufacturer Affiliated on our Condensed Consolidated Balance Sheets. The DCFS facility has no stated termination date and borrowings will accrue interest based on LIBOR. Further, we reduced the borrowing capacity of the Revolver from $150.0 million to $125.0 million and reduced the commitment of the Syndicate to finance our inventory purchases from $650.0 million to $425.0 million. In total, these commitments give us $125.0 million of working capital borrowing capacity and $795.0 million of floor plan borrowing capacity.

Floor Plan Financing-

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory. We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “floor plan notes payable — manufacturer affiliated” and all other floor plan notes payable “floor plan notes payable — non-manufacturer affiliated.”  As of March 31, 2006, total borrowing capacity under the floor plan financing agreements with our vehicle floor plan providers totaled $795.0 million. In addition, as of March 31, 2006, we had total borrowing capacity of $56.0 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of March 31, 2006, we had $659.4 million, including $12.6 million classified as Liabilities Associated with Assets Held for Sale, outstanding to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our vehicle inventory.

During the three months ended March 31, 2006, we refinanced the floor plan notes payable at our DaimlerChrysler Dealerships through the repayment of $85.4 million of floor plan notes payable — non-manufacturer affiliated with borrowings from DCFS, a manufacturer affiliated lender. As a result, during the three months ended March 31, 2006, floor plan notes payable — non-manufacturer affiliated decreased by $85.4 million and floor plan notes payable — manufacturer affiliated increased by $85.4 million. In addition, during the three months ended March 31, 2006, our Floor plan repayments — non-manufacturer affiliated and Floor plan notes payable — manufacturer affiliated each increased by $85.4 million on our accompanying Condensed Consolidated Statements of Cash Flows.

Derivative Instruments-

Three of our interest rate swap agreements expired in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of March 31, 2006 was $2.6 million related to our two expired cash flow swaps, which is being amortized over eight years as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. In addition, included as a reduction to our 8% Senior Subordinated Notes due 2014 as of March 31, 2006 was $9.5 million related to our expired fair value swap, which is being amortized over eight years as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. The expiration of these three swap agreements will increase floor plan and other interest expense by $0.7 million and $1.0 million, respectively, during 2006.

Debt Covenants-

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) an adjusted current ratio of at least 1.2 to 1, of which our ratio was 1.6 to 1 as of March 31, 2006; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was 1.5 to 1 as of March 31, 2006; (iii) an adjusted leverage ratio of not more than 4.5 to 1, of which our ratio was 3.1 to 1 as of March 31, 2006 and (iv) a minimum adjusted net worth of not less than $350.0 million, of which our adjusted net worth was $496.0 million as of March 31, 2006. A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was 1.4 to 1 as of March 31, 2006 and (ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was 3.3 to 1 as of March 31, 2006. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the amount to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of March 31, 2006, we were in compliance with all our debt and lease agreement covenants.

Cash Flows for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

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

	For the Three Months Ended March 31,
(In thousands)	2006	2005
Reconciliation of Cash provided by (used in) Operating Activities to Adjusted Cash provided by Operating Activities
Cash provided by (used in) operating activities — as reported	$73,686	$(107)
Floor plan notes payable — non-manufacturer affiliated, net	(70,437)	38,473
Cash provided by operating activities — as adjusted	$3,249	$38,366

Reconciliation of Cash (used in) provided by Financing Activities to Adjusted Cash provided by (used in) Financing Activities
Cash (used in) provided by financing activities — as reported	$(67,808)	$16,915
Floor plan borrowings — non-manufacturer affiliated	(677,249)	(693,071)
Floor plan repayments — non-manufacturer affiliated	747,686	654,598
Cash provided by (used in) financing activities — as adjusted	$2,629	$(21,558)

Operating Activities-

Net cash provided by operating activities totaled $73.7 million for the three months ended March 31, 2006. Net cash used in operating activities totaled $0.1 million for the three months ended March 31, 2005. Net cash provided by operating activities, as adjusted, totaled $3.2 million and $38.4 million for the three months ended March 31, 2006 and 2005, respectively. Cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory. The decrease in our cash provided by operating activities, as adjusted, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, was primarily attributable to (i) $40.6 million related to the timing of payments of accounts payable and accrued liabilities, including a $13.7 million payment associated with the expiration of three interest rate swaps  and (ii) $40.3 million related to the timing of inventory purchases and repayments of floor plan notes payable, offset by $37.1 million related to the timing of collection of accounts receivable and contracts-in-transit.

In connection with three and two franchise divestitures, we repaid $5.9 million and $2.0 million of floor plan notes payable during each of the three months ended March 31, 2006 and 2005, respectively. Divestiture activity decreased our cash provided by operating activities, as adjusted, by $5.9 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively. We did not complete any acquisitions during the three months ended March 31, 2006 and 2005, respectively.

Investing Activities—

Net cash used in investing activities totaled $3.2 million and $5.6 million for the three months ended March 31, 2006 and 2005, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $11.9 million and $10.8 million for the three months ended March 31, 2006 and 2005, respectively, of which $6.4 million and $1.6 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the three months ended March 31, 2006 and 2005, respectively. Our capital investments consisted of upgrades of our existing facilities and construction of new facilities. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. During the three months ended March 31, 2005, we received $2.0 million of construction reimbursements from lessors in connection with our sale-leaseback agreements. We expect that capital expenditures during 2006 will total approximately $80.0 million, of which we intend to finance approximately 60% principally through sale-leaseback agreements.

We did not complete any acquisitions during the three months ended March 31, 2006 or 2005. We anticipate that we will spend between $25.0 million and $50.0 million on acquisitions in 2006, contributing between $100.0 million and $200.0 million of annualized revenue.

Proceeds from the sale of assets totaled $9.3 million and $3.3 million for the three months ended March 31, 2006 and 2005, respectively. Included in proceeds from the sale of assets is the sale of three franchises (two dealership locations) and two franchises (one dealership location) during the three months ended March 31, 2006 and 2005, respectively. We completed the sale of the two remaining Thomason dealerships in Portland, Oregon in April 2006, for which we received approximately $14.6 million of net proceeds (approximately $22.2 million of gross proceeds less approximately $7.6 million of floor plan repayments). We continuously monitor the profitability and market value of our dealerships, specifically the 10% contributing the least amount of operating income, and may strategically divest non-profitable dealerships.

Financing Activities—

Net cash used in financing activities totaled $67.8 million for the three months ended March 31, 2006. Net cash provided by financing activities totaled $16.9 million for the three months ended March 31, 2005. Net cash provided by financing activities, as adjusted, totaled $2.6 million for the three months ended March 31, 2006. Net cash used in financing activities, as adjusted, totaled $21.6 million for the three months ended March 31, 2005.

During the three months ended March 31, 2006 and 2005, we repaid debt of $1.6 million and $20.2 million, respectively. The majority of repayments during the three months end March 31, 2005, resulted from our decision to repay approximately $18.2 million of our variable rate mortgage notes payable.

During the three months ended March 31, 2006 and 2005, we received proceeds from the exercise of stock options of $2.9 million and $0.3 million, respectively.

During the three months ended March 30, 2006 and 2005, proceeds from borrowings amounted to $1.0 million and $2.1 million, respectively, which related primarily to mortgage financing associated with the construction of dealership facilities.

Off-Balance Sheet Transactions

We had no material off-balance sheet transactions during the periods presented other than those disclosed in Note 14 of our condensed consolidated financial statements.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 9% Senior Subordinated Notes due 2012, our 8% Senior Subordinated Notes due 2014 and our Committed Credit Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. As of March 31, 2006, our ability to repurchase shares and pay cash dividends was limited to $53.6 million due to these restrictions. We did not repurchase any shares of our common stock or pay cash dividends during the three months ended March 31, 2006.

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

Inventories—

Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for new and used vehicles, we consider (i) the aging of new and used vehicles, (ii) loss histories of new and used vehicles, (iii) the timing of annual and model changeovers of new vehicles and (iv) current market conditions. We very rarely sell new vehicles that have been in inventory for less than 300 days at a loss. Our new vehicle loss histories have indicated that our losses range between 1 to 4% of our new vehicle inventory that exceeded 300 days old. As of March 31, 2006, our new vehicle loss reserve was $0.5 million or 4.8% of new vehicle inventory over 300 days old. Each 1% change in our estimate would change our new vehicle reserve approximately $0.1 million. Our used vehicle loss histories have indicated that our losses range between 2 to 4% of our used vehicle inventory. As of March 31, 2006, our used vehicle loss reserve was $3.5 million or 2.8% of used vehicle inventory. A 1% change in our estimate of used vehicle losses during the three months ended March 31, 2006 would change Used Vehicle Cost of Sales by approximately $1.2 million.

Notes Receivable—Finance Contracts—

As of March 31, 2006 and December 31, 2005, we had outstanding notes receivable from finance contracts of $26.1 million and $27.2 million, respectively. These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve. Our loss histories indicate our future credit losses will be approximately 13% of notes receivable. Our allowance for credit losses was $3.5 million and $3.5 million as of March 31, 2006 and December 31, 2005, respectively. A 1% change in our estimate of notes receivable losses during the three months ended March 31, 2006 would change our Finance and Insurance, net by approximately $0.2 million.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 7% and 18%. Our chargeback reserves were $12.9 million and $12.6 million as of March 31, 2006 and December 31, 2005, respectively. A 1% change in chargebacks of all our products during the three months ended March 31, 2006 would change Finance and Insurance, net by approximately $0.4 million.

Self Insurance Reserves—

We are self insured for certain employee medical, workers compensation and general liability claims. We maintain stop loss insurance for individual and aggregate claims. We maintain and frequently review claim and loss histories to help us assess our future liability for these claims. In addition, we use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of March 31, 2006, we had $4.9 million of insurance reserves for both known and unknown employee medical, workers compensation and general liability claims.

Goodwill and Other Intangible Assets—

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that based on how we operate our business, allocate resources, and regularly review our financial data and operating results that we qualify as a single reporting unit for purposes of testing goodwill for impairment. We evaluate our operations and financial results in the aggregate by dealership. The dealership general managers implement the strategy as determined by the corporate office and regional management teams, and have the independence and flexibility to respond effectively to local market conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005. Accordingly, we adopted the provisions of FSP No. FAS 13-1 on January 1, 2006 and currently expense all rent obligations incurred during the construction period.

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

	For the Three Months Ended March 31,
(In thousands)	2006	2005
Reconciliation of Cash provided by (used in) Operating Activities to Adjusted Cash provided by Operating Activities
Cash provided by (used in) operating activities—as reported	$73,686	$(107)
Floor plan notes payable—non-manufacturer affiliated, net	(70,437)	38,473
Cash provided by operating activities—as adjusted	$3,249	$38,366

Reconciliation of Cash (used in) provided by Financing Activities to Adjusted Cash provided by (used in) Financing Activities
Cash (used in) provided by financing activities—as reported	$(67,808)	$16,915
Floor plan borrowings—non-manufacturer affiliated	(677,249)	(693,071)
Floor plan repayments—non-manufacturer affiliated	747,686	654,598
Cash provided by (used in) financing activities—as adjusted	$2,629	$(21,558)

Dealership generated Finance and Insurance Gross Profit PVR-

We evaluate our finance and insurance gross profit performance on a PVR basis by dividing our total finance and insurance gross profit by the number of retail vehicles sold. During 2003, our corporate office renegotiated a contract with one of our third party finance and insurance product providers, which resulted in the recognition of revenue during the three months ended March 31, 2006 and 2005 that was attributable to retail vehicles sold during prior periods. We believe that dealership generated finance and insurance gross profit, which excludes the additional commissions derived from this contract, provides a more accurate measure of our finance and insurance operating performance.

The following table reconciles finance and insurance gross profit to dealership generated finance and insurance gross profit, and provides the necessary components to calculate dealership generated finance and insurance gross profit PVR:

	For the Three Months Ended March 31,
(In thousands, except for unit and per vehicle data)	2006	2005
Reconciliation of Finance and Insurance Gross Profit to Dealership Generated Finance and Insurance Gross Profit:
Finance and insurance gross profit, net (as reported)	$35,648	$35,511
Less: Corporate generated finance and insurance gross profit	(993)	(1,203)
Dealership generated finance and insurance gross profit	$34,655	$34,308

Dealership generated finance and insurance gross profit PVR	$865	$903

Retail units sold:
New retail units	24,582	23,500
Used retail units	15,490	14,500
Total	40,072	38,000

Adjusted SG&A Expense and Adjusted Income from Continuing Operations

The Company’s operating income was largely impacted by the adoption of SFAS No. 123R and our decision to issue restricted stock units instead of stock options during the first quarter of 2006 and expenses related to our regional reorganization during the first quarter of 2005.  We have included two non-GAAP measures (1) adjusted SG&A expense excluding reorganization expense from the three months ended March 31, 2005 and stock compensation expense from the three months ended March 31, 2006 and (2) adjusted income from continuing operations excluding reorganization expense from the three months ended March 31, 2005 and excluding stock compensation expense from the three months ended March 31, 2006. We consider adjusted SG&A expense and adjusted income from continuing operations to be profitability measures which facilitate the forecasting of our operating results for future periods and allows for the comparison of our results to historical periods and to other companies in our industry.

	For the Three Months Ended March 31,
	2006	2005
Adjusted SG&A expense excluding reorganization expense and stock compensation expense:
SG&A expense	$165,714	$158,426
Reorganization expense	—	(3,624)
Stock compensation expense	(1,369)	—
Adjusted SG&A expense	$164,345	$154,802

Gross profit	$211,548	$194,684
Adjusted SG&A expense as a percent of gross profit	77.7%	79.5%

	For the Three Months Ended March 31,
	2006	2005
Adjusted income from continuing operations excluding reorganization expense and stock compensation expense:
Net income	$12,553	$9,640
Discontinued operations, net of tax	1,085	226
Income from continuing operations	13,638	9,866

Reorganization expense, net of tax	—	2,265
Stock compensation expense, net of tax	856	—
Adjusted income from continuing operations	$14,494	$12,131

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $694.9 million of total variable rate debt (including floor plan notes payable) outstanding as of March 31, 2006, a 1% change in interest rates would result in a change of approximately $6.9 million to our annual other interest expense. Conversely, based on fixed-rate debt of $469.7 million (excluding $9.5 million of our fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014) a 1% change in interest would mean we would not experience the impact of a $4.7 million change in interest expense.

We received $7.0 million of interest credit assistance from certain automobile manufacturers during the three months ended March 31, 2006. Interest credit assistance reduced new vehicle cost of sales from continuing operations for the three months ended March 31, 2006 by $6.4 million and reduced new vehicle inventory by $4.1 million and $3.6 million as of March 31, 2006 and December 31, 2005, respectively. Although we can provide no assurance as to the amount of future interest credit assistance, based on historical data, it is our expectation that an increase in prevailing interest rates would result in some increase in interest credit assistance from certain (mainly domestic) automobile manufacturers.

Hedging Risk

Three of our interest rate swap agreements expired in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of March 31, 2006 is $2.6 million related to our two expired cash flow swaps, which is being amortized over eight years as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. In addition, included as a reduction to our 8% Senior Subordinated Notes due 2014 as of March 31, 2006 is $9.5 million related to our expired fair value swap, which is being amortized over eight years as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. The expiration of these three swap agreements will increase floor plan and other interest expense by $0.7 million and $1.0 million, respectively, during 2006.

We have entered into an interest rate swap agreement with a notional principal amount of $14.6 million as a hedge against future changes in the interest rate of our variable rate mortgage notes payable. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of March 31, 2006, the swap agreement had a fair value of $0.5 million, which was included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2005, the swap agreement had a fair value of $0.3 million, which was included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

•                  the amount of our indebtedness;

•                  risks related to pending and potential future acquisitions;

•                  general economic conditions both nationally and locally;

•                  governmental regulations and legislation; and

•                  automotive retail industry trends.

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
10.1

First Amendment to Credit Agreement and Waiver dated as of March 1, 2006 among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, NA, as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2006)*

10.2	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006)*

15.1	Awareness letter from Deloitte & Touche LLP

31.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006

31.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006

*  Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: May 9, 2006	By:	/s/ KENNETH B. GILMAN
		Name:	Kenneth B. Gilman
		Title:	Chief Executive Officer and President

Date: May 9, 2006	By:	/s/ J. GORDON SMITH
		Name:	J. Gordon Smith
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
10.1

First Amendment to Credit Agreement and Waiver dated as of March 1, 2006 among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, NA, as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2006)*

10.2	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006)*

15.1	Awareness letter from Deloitte & Touche LLP

31.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006

31.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006

*  Incorporated by reference