Form 10-Q
period 2006-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2006-08-08
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of August 4, 2006, was 33,197,382 (net of 1,586,587 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$89,097	$57,194
Contracts-in-transit	102,696	122,250
Accounts receivable (net of allowance of $811 and $1,216, respectively)	162,468	167,203
Inventories	779,817	709,791
Deferred income taxes	19,825	19,825
Prepaid and other current assets	57,390	57,419
Assets held for sale	19,677	51,498
Total current assets	1,230,970	1,185,180

PROPERTY AND EQUIPMENT, net	198,825	193,457
GOODWILL	450,362	457,405
OTHER LONG-TERM ASSETS	94,130	94,758
Total assets	$1,974,287	$1,930,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$331,025	$204,044
Floor plan notes payable—non-manufacturer affiliated	326,303	410,338
Current maturities of long-term debt	26,257	24,522
Accounts payable	65,620	72,432
Accrued liabilities	86,228	100,043
Liabilities associated with assets held for sale	5,659	26,847
Total current liabilities	841,092	838,226

LONG-TERM DEBT	470,743	472,427
DEFERRED INCOME TAXES	44,403	44,287
OTHER LONG-TERM LIABILITIES	30,419	28,094
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 90,000,000 shares authorized, 34,709,443 and 34,435,252 shares issued, including shares held in treasury, respectively	347	344
Additional paid-in capital	423,795	417,055
Retained earnings	180,543	148,986
Treasury stock, at cost; 1,586,587 shares held	(15,032)	(15,032)
Accumulated other comprehensive loss	(2,023)	(3,587)
Total shareholders’ equity	587,630	547,766
Total liabilities and shareholders’ equity	$1,974,287	$1,930,800

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
New vehicle	$918,116	$872,308	$1,739,153	$1,643,577
Used vehicle	384,561	348,416	742,667	668,872
Parts, service and collision repair	172,036	157,999	341,924	309,672
Finance and insurance, net	43,224	39,064	78,844	74,554
Total revenues	1,517,937	1,417,787	2,902,588	2,696,675

COST OF SALES:
New vehicle	854,390	812,339	1,617,630	1,530,845
Used vehicle	349,923	318,479	675,102	610,233
Parts, service and collision repair	84,842	77,510	169,744	151,641
Total cost of sales	1,289,155	1,208,328	2,462,476	2,292,719
GROSS PROFIT	228,782	209,459	440,112	403,956

OPERATING EXPENSES:
Selling, general and administrative	171,715	160,185	337,364	318,552
Depreciation and amortization	5,113	4,768	10,088	9,460
Income from operations	51,954	44,506	92,660	75,944

OTHER INCOME (EXPENSE):
Floor plan interest expense	(11,239)	(7,458)	(20,401)	(13,988)
Other interest expense	(11,139)	(10,269)	(22,043)	(19,869)
Interest income	1,021	171	1,748	435
Other income, net	481	332	825	441
Total other expense, net	(20,876)	(17,224)	(39,871)	(32,981)
Income before income taxes	31,078	27,282	52,789	42,963

INCOME TAX EXPENSE	11,654	10,231	19,796	16,111
INCOME FROM CONTINUING OPERATIONS	19,424	17,051	32,993	26,852
DISCONTINUED OPERATIONS, net of tax	(420)	(1,065)	(1,436)	(1,225)

NET INCOME	$19,004	$15,986	$31,557	$25,627

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.59	$0.52	$1.00	$0.82
Discontinued operations	(0.02)	(0.03)	(0.04)	(0.03)
Net income	$0.57	$0.49	$0.96	$0.79

Diluted—
Continuing operations	$0.58	$0.52	$0.98	$0.82
Discontinued operations	(0.02)	(0.03)	(0.04)	(0.04)
Net income	$0.56	$0.49	$0.94	$0.78

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	33,077	32,604	33,000	32,596
Diluted	33,709	32,725	33,680	32,753

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$31,557	$25,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	10,088	9,460
Depreciation and amortization from discontinued operations	175	1,129
Stock-based compensation	2,296	—
Amortization of deferred financing fees	1,158	1,013
Change in allowance for doubtful accounts	(405)	151
Gain on sale of discontinued operations, net	(2,617)	(10)
Deferred income taxes	(860)	—
Other adjustments	4,222	2,993
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Contracts-in-transit	19,554	(7,072)
Accounts receivable	(5,221)	(10,375)
Proceeds from the sale of accounts receivable	9,318	8,126
Inventories	(65,565)	31,705
Prepaid and other current assets	(9,156)	(13,190)
Floor plan notes payable—manufacturer affiliated	126,981	(141,120)
Accounts payable and accrued liabilities	(19,371)	13,097
Excess tax benefits from share-based payment arrangements	(519)	—
Other long-term assets and liabilities	4,050	770
Net cash provided by (used in) operating activities	105,685	(77,696)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—internally financed	(16,184)	(16,942)
Capital expenditures—externally financed	(7,115)	(18,236)
Construction reimbursements associated with sale-leaseback agreements	3,118	2,595
Acquisitions	—	(11,562)
Proceeds from the sale of assets	42,122	7,989
Other investing activities	(746)	(878)
Net cash provided by (used in) investing activities	21,195	(37,034)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-manufacturer affiliated	1,273,177	1,753,115
Floor plan repayments—non-manufacturer affiliated	(1,371,358)	(1,629,643)
Proceeds from borrowings	987	20,734
Repayments of debt	(2,226)	(41,989)
Payments of debt issuance costs	—	(4,927)
Proceeds from the exercise of stock options	3,924	396
Excess tax benefits from share-based payment arrangements	519	—
Net cash (used in) provided by financing activities	(94,977)	97,686
Net increase (decrease) in cash and cash equivalents	31,903	(17,044)

CASH AND CASH EQUIVALENTS, beginning of period	57,194	28,093
CASH AND CASH EQUIVALENTS, end of period	$89,097	$11,049

See Note 13 for supplemental cash flow information

See Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  DESCRIPTION OF BUSINESS

Asbury Automotive Group, Inc. is a national automotive retailer, operating 119 franchises (86 dealership locations) in 21 metropolitan markets within 10 states as of June 30, 2006. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 24 collision repair centers that serve our markets.

Our retail network is organized into principally four regions and includes ten dealership groups, each marketed under different local brands: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas and our Spirit dealership operating in Los Angeles, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri, our Gray Daniels dealerships operating in Jackson, Mississippi and our Northern California Dealerships operating in Sacramento and Fresno, California remain standalone operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the condensed consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Accordingly, actual results could differ from these estimates. Estimates and assumptions are reviewed quarterly and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.  Refer to “Critical Accounting Estimates” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our critical estimates.  All intercompany transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005 have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale for operations held for sale at each balance sheet date. In addition, the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005, have been reclassified to reflect the status of our discontinued operations as of June 30, 2006.

Revenue Recognition

Revenue from the sale of new and used vehicles is recognized upon delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts, service and collision repair is recognized upon delivery of parts to the customer or at the time vehicle service or repair work is completed. Manufacturer incentives and rebates, including manufacturer holdbacks, floor plan interest assistance and certain advertising assistance, are recognized as a reduction of new vehicle cost of sales when earned, generally at the time the related vehicles are sold.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that based on how we operate our business, allocate resources, and regularly review our financial data and operating results that we qualify as a single reporting unit for purposes of testing goodwill for impairment. We evaluate our operations and financial results in the aggregate by dealership. The dealership general managers implement the strategy as determined by the corporate office in conjunction with our regional management team, and have the independence and flexibility to respond effectively to local market conditions.

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

Stock-Based Compensation

Effective January 2006, we adopted SFAS No. 123R “Share-Based Payment” under the modified prospective transition method and therefore we record stock-based compensation expense under the fair value method on a straight-line basis over the vesting period. Accordingly, prior periods have not been restated. Prior to January 2006, including the three and six months ended June 30, 2005, we recorded stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB Opinion No. 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.

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

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Condensed Consolidated Statements of Income. We recognized no ineffectiveness during the six months ended June 30, 2006 and minor ineffectiveness during the six months ended June 30, 2005.

Statements of Cash Flows—

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the manufacturer of a particular new vehicle is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows.

The net change in service loaner vehicle obligations is reflected as an operating activity in the accompanying Condensed Consolidated Statements of Cash Flows, as these borrowings and repayments are with lenders affiliated with the vehicle manufacturer from which we purchase the related vehicles.

Construction reimbursements in connection with sale-leaseback agreements for the construction of new dealership facilities or leasehold improvements to our existing dealership facilities are included in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Externally financed capital expenditures include all expenditures that we have financed during the reporting period or intend to finance in future reporting periods through sale-leaseback transactions or mortgage financing. Internally financed capital expenditures include all capital expenditures which were paid using available cash and for which we do not intend to seek external financing.

Tax benefits related to stock-based awards that are fully vested prior to the adoption of SFAS No. 123R are included as cash inflows from financing activities and cash outflows from operating activities on the accompanying Condensed Consolidated Statements of Cash Flows.  Excess tax benefits related to stock-based awards that are partially vested upon or granted after the adoption of SFAS No. 123R are included as cash inflows from financing activities and cash outflows from operating activities on the accompanying Condensed Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption.  We are currently evaluating the impact of FIN No. 48 on our condensed consolidated financial statements and disclosures.

 In October 2005, the FASB issued Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005.  Accordingly, we adopted the provisions of FSP No. FAS 13-1 in January 2006 and currently expense all rent obligations incurred during the construction period.

3.  STOCK-BASED COMPENSATION

We have established two stock-based compensation plans (the “Plans”) under which we may grant non-qualified stock options and restricted stock units to our directors, officers and employees at fair market value on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire ten years from the date of grant.  Restricted stock units generally vest after two to three years from the date of grant and also expire ten years from the date of grant. We have granted a total of 4,310,954 non-qualified stock options and in January 2006, we granted 175,500 restricted stock units to certain of our key employees and officers.  As of June 30, 2006, there were 2,636,362 non-qualified stock options and 175,500 restricted stock units outstanding.  In addition, there were approximately 2,213,000 stock-based awards available for grant under our stock-based compensation plans as of June 30, 2006.  We expect to continue to issue restricted stock units in lieu of non-qualified stock options.

Effective January 2006, we adopted SFAS No. 123R under the modified prospective transition method.  As a result we have recorded stock-based compensation expense for the three and six months ended June 30, 2006, under the fair value method.  Prior to January 2006, including the three and six months ended June 30, 2005, we accounted for stock-based awards under the intrinsic value method in accordance with APB Opinion No. 25.  During the six months ended June 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $1.5 million (excluding $0.8 million associated with our decision to issue restricted stock units).  The incremental stock-based compensation expense decreased income before income taxes by $1.5 million, net income by $0.9 million and basic and diluted earnings per common share by $0.03 per share.  Net cash provided by operating activities decreased and net cash used in financing activities decreased by $0.5 million related to excess tax benefits from stock-based payment arrangements.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model.  The fair value of each restricted stock unit is estimated using the market price of our common stock on the date of grant.  Expected volatilities are based on the historical volatility of our common stock.  We use historical data to estimate the rate of option exercises and employee turnover within the valuation model.  The expected term of options granted represents the period of time that the related options are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We recorded $0.9 million in compensation expense and an associated tax benefit of $0.3 million for the three months ended June 30, 2006; and $2.3 million in compensation expense and an associated tax benefit of $0.9 million for the six months ended June 30, 2006.  We did not recognize any material stock-based compensation expense during the six months ended June 30, 2005.  As of June 30, 2006, there was $4.6 million of total unrecognized stock-based compensation expense related to non-vested stock-based awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 0.8 years.  The following table illustrates the effect on net income and net income per share had our stock-based awards been recorded using the fair value method of SFAS No. 123R for the three and six months ended June 30, 2005:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(In thousands, except per share data)	2005	2005

Net income	$15,986	$25,627
Adjustments to net income:
Stock-based compensation expense included in net income, net of tax	—	1
Pro forma stock-based compensation expense, net of tax	(674)	(1,340)
Pro forma net income	$15,312	$24,288

Net income per common share—basic (as reported)	$0.49	$0.79

Net income per common share—diluted (as reported)	$0.49	$0.78

Pro forma net income per common share—basic	$0.47	$0.75

Pro forma net income per common share—diluted	$0.47	$0.74

A summary of options outstanding and exercisable under the Plans as of June 30, 2006, and changes during the six months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding - December 31, 2005	2,941,262	$15.35
Granted	—	—
Exercised	(274,191)	$14.31
Expired / Forfeited	(30,709)	$15.09
Options outstanding—June 30, 2006	2,636,362	$15.46	5.1	$14,447,263

Options exercisable—June 30, 2006	2,219,822	$15.57	4.6	$11,920,444

*                    Based on the closing price of our common stock on June 30, 2006

Cash received from option exercises for the six months ended June 30, 2006 was $3.9 million.  The actual intrinsic value of options exercised during the six months ended June 30, 2006 was $1.5 million. The actual tax benefit realized for the tax deductions from option exercises totaled $0.6 million for the six months ended June 30, 2006.

A summary of restricted stock units as of June 30, 2006, and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units—December 31, 2005	—	$—
Granted	175,500	$16.86
Performance estimate	43,875	$16.86
Vested	—	$—
Forfeited	—	$—
Restricted Stock Units—June 30, 2006*	219,375	$16.86

*                    Includes an estimate of 43,875 out of a maximum of 140,400 issuable upon attaining certain performance metrics

Each restricted stock unit provides an opportunity for the employee to receive a number of shares of our common stock based on our performance during a three year period (the “Performance Cycle”) as measured against objective performance goals related to (1) new vehicle revenue growth as compared to peer companies, (2) used vehicle revenue growth as compared to peer companies, (3) finance and insurance revenue growth, (4) fixed operations gross profit and (5) earnings per share. Each equity award sets forth a target number of shares to be granted to the employee assuming the performance goals are met at the target level. The actual number of shares earned may range from 0% to 180% of the target number of shares depending upon achievement of the performance goals during the Performance Cycle.  We currently estimate that we will achieve 125% of our performance goals.

4.  INVENTORIES

Inventories consist of the following:

	As of
(In thousands)	June 30, 2006	December 31, 2005

New vehicles	$613,807	$556,141
Used vehicles	124,380	111,000
Parts and accessories	41,630	42,650
Total inventories	$779,817	$709,791

The lower of cost or market reserves for inventory totaled $5.3 million and $4.3 million as of June 30, 2006 and December 31, 2005, respectively. In addition to the inventories shown above, we have $3.4 million and $18.9 million of inventory as of June 30, 2006 and December 31, 2005, respectively, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they are associated with franchises held for sale at each balance sheet date.

5.  ACQUISITIONS

We did not acquire any franchises during the six months ended June 30, 2006.  During the six months ended June 30, 2005, we acquired one franchise (one dealership location) for an aggregate purchase price of $12.0 million, of which $4.7 million was paid in cash through the use of available funds; $6.8 million was borrowed from our floor plan facilities, with the remaining $0.5 million representing the fair value of future payments.

The allocation of purchase price for acquisitions is as follows:

For the Six Months Ended June 30,
(In thousands)	2005

Inventories	$6,878
Fixed assets	278
Goodwill	3,539
Franchise rights	1,352
Total purchase price	$12,047

The allocation of purchase price to assets acquired and liabilities assumed for certain current and prior year acquisitions was based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available.

6.  GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

During the six months ended June 30, 2006, we sold six franchises (five dealership locations) resulting in the removal of approximately $7.0 million of Goodwill from our Condensed Consolidated Balance Sheets. There were no manufacturer franchise rights associated with these franchises at the time of sale as these franchises were purchased prior to the adoption of SFAS No. 142 “Goodwill and Other Intangibles.”  Manufacturer franchise rights totaled $41.8 million as of June 30, 2006 and December 31, 2005, and are included in Other Long-term Assets on the accompanying Condensed Consolidated Balance Sheets.

7.  ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, (ii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party reimburses us during construction or will reimburse us upon completion of the transaction.

Assets and liabilities associated with discontinued operations include one franchise in North Carolina and one ancillary business in Florida as of June 30, 2006. As of December 31, 2005, assets and liabilities associated with discontinued operations included two franchises (two dealership locations) in Oregon and two franchises (two dealership locations) in Southern California. During the six months ended June 30, 2006, we sold the franchises that had been held for sale as of December 31, 2005 as well as two additional franchises (one dealership location) in Florida for proceeds of $42.0 million, resulting in a net gain of $2.6 million. Assets associated with discontinued operations totaled $17.2 million and $39.6 million, and liabilities associated with discontinued operations totaled $3.5 million and $16.8 million as of June 30, 2006 and December 31, 2005, respectively.

Included in Assets Held for Sale as of June 30, 2006 was $2.5 million of costs associated with one completed project included in a pending sale-leaseback transaction.  Included in Assets Held for Sale as of December 31, 2005, was $11.9 million of costs associated with two completed projects included in pending sale-leaseback transactions.  As of June 30, 2006 and December 31, 2005, Liabilities Associated with Assets Held for Sale included $2.2 million and $10.0 million, respectively, of reimbursements associated with completed construction projects. During the six months ended June 30, 2006 we completed one sale-leaseback transaction resulting in (i) the sale of $11.0 million of assets; (ii) the receipt of the remaining $3.1 million of reimbursements and (iii) the commencement of long-term operating leases for the assets sold.  We expect to receive the final reimbursement of costs related to the remaining completed construction project and complete the associated sale-leaseback transaction during the second half of 2006.

A summary of assets and liabilities held for sale is as follows:

	As of
(In thousands)	June 30, 2006	December 31, 2005
Assets:
Inventories	$3,369	$18,940
Property and equipment, net	15,241	32,558
Other assets	1,067	—
Total assets	19,677	51,498
Liabilities:
Floor plan notes payable	2,629	16,775
Other liabilities	3,030	10,072
Total liabilities	5,659	26,847
Net assets held for sale	$14,018	$24,651

Included in Prepaid and Other Current Assets on the accompanying Condensed Consolidated Balance Sheets are costs associated with construction projects, which we intend to sell through sale-leaseback transactions but have not been completed and therefore are not available for sale. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is reimbursing us, or will reimburse us, for the cost of construction of dealership facilities being constructed on the land. We capitalize the cost of the construction during the construction period and record a corresponding liability equal to the amount of any reimbursed funds. Upon completion of the construction, we will execute the sale-leaseback transaction and remove the cost of construction and the related liability from our Condensed Consolidated Balance Sheets. The book value of assets associated with construction projects that have not been completed as of June 30, 2006 and December 31, 2005 totaled $7.3 million and $2.9 million, respectively. As of June 30, 2006 and December 31, 2005, there were no liabilities associated with these construction projects.

8.  LONG-TERM DEBT

Long-term debt consists of the following:

	As of
(In thousands)	June 30, 2006	December 31, 2005

9% Senior Subordinated Notes due 2012	$250,000	$250,000
8% Senior Subordinated Notes due 2014 ($200.0 million face value, net of hedging activity of $9,188 and $8,028, respectively)	190,812	191,972
Mortgage notes payable	27,321	26,764
Loaner vehicle obligations	24,110	21,676
Capital lease obligations	3,843	4,548
Other notes payable	914	1,989
	497,000	496,949
Less—current portion	(26,257)	(24,522)
Long-term debt	$470,743	$472,427

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

9.  FLOOR PLAN NOTES PAYABLE

In connection with the amendment to our Committed Credit Facility in March 2006, we refinanced the floor plan notes payable at our DaimlerChrysler Dealerships through the repayment of $85.4 million of floor plan notes payable — non-manufacturer affiliated with borrowings from DCFS, a manufacturer affiliated lender. As a result, floor plan notes payable at our DaimlerChrysler Dealerships are included in floor plan notes payable — manufacturer affiliated on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2006.  Floor plan notes payable at our DaimlerChrysler Dealerships totaled $91.3 million and $95.4 million as of June 30, 2006 and December 31, 2005, respectively. In addition, during the six months ended June 30, 2006, our floor plan repayments — non-manufacturer affiliated and floor plan notes payable — manufacturer affiliated each increased by $85.4 million on the accompanying Condensed Consolidated Statements of Cash Flows.

As of June 30, 2006 and December 31, 2005, we had $660.0 million and $631.2 million of floor plan notes payable outstanding, respectively, including $2.6 million and $16.8 million classified as Liabilities Associated with Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets.

10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

Three of our interest rate swap agreements expired in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements.  Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of June 30, 2006 was $2.4 million of unrecognized amortization related to our two expired cash flow swaps, which are being amortized over eight years as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income.  In addition, included as a reduction to our 8% Senior Subordinated Notes due 2014 (“8 % Notes”) as of June 30, 2006 was $9.2 million of unrecognized amortization related to our expired fair value swap, which is being amortized over eight years as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income.  The expiration of these three swap agreements will increase floor plan and other interest expense by $0.7 million and $1.0 million, respectively, during 2006.

We have an interest rate swap agreement with a notional principal amount of $14.4 million as of June 30, 2006, as a hedge against future changes in the interest rate of our variable rate mortgage notes payable. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of June 30, 2006 and December 31, 2005, the swap agreement had a fair value of $0.7 million and $0.3 million, respectively, which is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

11.  COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005

Net income	$19,004	$15,986	$31,557	$25,627

Other comprehensive income:
Change in fair value of cash flow swaps	164	(8,368)	2,185	(5,279)
Amortization of expired cash flow swaps	239	—	318	—
Income tax expense (benefit) associated with cash flow swaps	(151)	3,138	(939)	1,980
Comprehensive income	$19,256	$10,756	$33,121	$22,328

12.  DISCONTINUED OPERATIONS

During the six months ended June 30, 2006, we placed three franchises (one dealership location) and one ancillary business into discontinued operations and sold six franchises (five dealership locations) for proceeds of approximately $42.0 million, resulting in a net gain of $2.6 million.  As of June 30, 2006, one franchise and one ancillary business were pending disposition.  The accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005, have been reclassified to reflect the status of our discontinued operations as of June 30, 2006.

The following table provides further information regarding our discontinued operations as of June 30, 2006, and includes the results of businesses sold between January 1, 2005 and June 30, 2006, and businesses pending disposition as of June 30, 2006:

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30 2005
(Dollars in thousands)	Sold	Pending Disposition	Total	Sold(a)	Pending Disposition(b)	Total

Franchises:
Mid-line Domestic	1	—	1	9	—	9
Mid-line Import	1	—	1	3	—	3
Value	1	—	1	2	—	2
Luxury	—	1	1	—	1	1
Total	3	1	4	14	1	15

Ancillary Businesses	—	1	1	1	1	2

Revenues	$5,431	$4,231	$9,662	$105,178	$3,382	$108,560
Cost of sales	5,059	1,990	7,049	90,173	1,084	91,257
Gross profit	372	2,241	2,613	15,005	2,298	17,303
Operating expenses	3,524	1,630	5,154	15,603	1,828	17,431
Income (loss) from operations	(3,152)	611	(2,541)	(598)	470	(128)
Other expense, net	(273)	(32)	(305)	(1,183)	(17)	(1,200)

Gain (Loss) on disposition of discontinued operations, net	2,564	—	2,564	(376)	—	(376)
Income (loss) before income taxes	(861)	579	(282)	(2,157)	453	(1,704)
Income tax (expense) benefit	79	(217)	(138)	809	(170)	639
Discontinued operations, net of tax	$(782)	$362	$(420)	$(1,348)	$283	$(1,065)

(a)             Businesses were sold between April 1, 2005 and June 30, 2006.

(b)            Businesses were pending disposition as of June 30, 2006.

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
(Dollars in thousands)	Sold	Pending Disposition	Total	Sold(a)	Pending Disposition(b)	Total

Franchises:
Mid-line Domestic	3	—	3	10	—	10
Mid-line Import	2	—	2	3	—	3
Value	1	—	1	2	—	2
Luxury	—	1	1	1	1	2
Total	6	1	7	16	1	17

Ancillary Businesses	—	1	1	1	1	2

Revenues	$33,415	$8,127	$41,542	$205,282	$6,441	$211,723
Cost of sales	29,329	3,841	33,170	175,044	1,917	176,961
Gross profit	4,086	4,286	8,372	30,238	4,524	34,762
Operating expenses	8,937	3,353	12,290	31,049	3,608	34,657
Income (loss) from operations	(4,851)	933	(3,918)	(811)	916	105
Other expense, net	(542)	(65)	(607)	(2,045)	(31)	(2,076)
Gain on disposition of discontinued operations, net	2,617	—	2,617	10	—	10
Income (loss) before income taxes	(2,776)	868	(1,908)	(2,846)	885	(1,961)
Income tax (expense) benefit	797	(325)	472	1,068	(332)	736
Discontinued operations, net of tax	$(1,979)	$543	$(1,436)	$(1,778)	$553	$(1,225)

(a)             Businesses were sold between January 1, 2005 and June 30, 2006.

(b)            Businesses were pending disposition as of June 30, 2006.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2006 and 2005, we made interest payments, net of amounts capitalized, totaling $41.4 million and $36.3 million, respectively. During the six months ended June 30, 2006 and 2005, we received $0.5 million and $2.5 million, respectively, of proceeds associated with our interest rate swap agreement that was entered into in connection with the issuance of our 8% Notes.

During the six months ended June 30, 2006 and 2005, we made income tax payments totaling $13.5 million and $8.2 million, respectively.

During the six months ended June 30, 2006 and 2005, we completed sale-leaseback transactions resulting in the sale of $11.0 million and $15.7 million of Assets Held for Sale and the removal of the corresponding liabilities from our Condensed Consolidated Balance Sheets, respectively.

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

Condensed Consolidating Balance Sheet
As of June 30, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$89,097	$—	$—	$89,097
Inventories	—	721,105	58,712	—	779,817
Other current assets	—	309,252	33,127	—	342,379
Assets held for sale	—	19,677	—	—	19,677
Total current assets	—	1,139,131	91,839	—	1,230,970
Property and equipment, net	—	192,348	6,477	—	198,825
Goodwill	—	397,160	53,202	—	450,362
Other assets	—	93,857	273	—	94,130
Investment in subsidiaries	587,630	78,021	—	(665,651)	—
Total assets	$587,630	$1,900,517	$151,791	$(665,651)	$1,974,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable — manufacturer affiliated	$—	$331,025	$—	$—	$331,025
Floor plan notes payable — non–manufacturer affiliated	—	281,240	45,063	—	326,303
Other current liabilities	—	149,453	28,652	—	178,105
Liabilities associated with assets held for sale	—	5,659	—	—	5,659
Total current liabilities	—	767,377	73,715	—	841,092

Long-term debt	—	470,688	55	—	470,743
Other liabilities	—	74,822	—	—	74,822
Shareholders’ equity	587,630	587,630	78,021	(665,651)	587,630
Total liabilities and shareholders’ equity	$587,630	$1,900,517	$151,791	$(665,651)	$1,974,287

Condensed Consolidating Balance Sheet
As of December 31, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Condensed Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$57,194	$—	$—	$57,194
Inventories	—	658,820	50,971	—	709,791
Other current assets	—	334,403	32,294	—	366,697
Assets held for sale	—	51,498	—	—	51,498
Total current assets	—	1,101,915	83,265	—	1,185,180
Property and equipment, net	—	187,077	6,380	—	193,457
Goodwill	—	404,203	53,202	—	457,405
Other assets	—	94,470	288	—	94,758
Investment in subsidiaries	547,766	71,809	—	(619,575)	—
Total assets	$547,766	$1,859,474	$143,135	$(619,575)	$1,930,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable - manufacturer affiliated	$—	$204,044	$—	$—	$204,044
Floor plan notes payable - non-manufacturer affiliated	—	368,213	42,125	—	410,338
Other current liabilities	—	167,929	29,068	—	196,997
Liabilities associated with assets held for sale	—	26,847	—	—	26,847
Total current liabilities	—	767,033	71,193	—	838,226
Long-term debt	—	472,359	68	—	472,427
Other liabilities	—	72,316	65	—	72,381
Shareholders’ equity	547,766	547,766	71,809	(619,575)	547,766
Total liabilities and shareholders’ equity	$547,766	$1,859,474	$143,135	$(619,575)	$1,930,800

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,334,558	$187,293	$(3,914)	$1,517,937
Cost of sales	—	1,133,790	159,279	(3,914)	1,289,155
Gross profit	—	200,768	28,014	—	228,782

Operating expenses:
Selling, general and administrative	—	152,492	19,223	—	171,715
Depreciation and amortization	—	4,640	473	—	5,113
Income from operations	—	43,636	8,318	—	51,954

Other income (expense):
Floor plan interest expense	—	(10,483)	(756)	—	(11,239)
Other interest expense	—	(9,584)	(1,555)	—	(11,139)
Other income, net	—	1,367	135	—	1,502
Equity in earnings of subsidiaries	19,004	3,839	—	(22,843)	—
Total other expense, net	19,004	(14,861)	(2,176)	(22,843)	(20,876)

Income before income taxes	19,004	28,775	6,142	(22,843)	31,078

Income tax expense	—	9,351	2,303	—	11,654
Income from continuing operations	19,004	19,424	3,839	(22,843)	19,424

Discontinued operations, net of tax	—	(420)	—	—	(420)
Net income	$19,004	$19,004	$3,839	$(22,843)	$19,004

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,251,003	$168,612	$(1,828)	$1,417,787
Cost of sales	—	1,065,858	144,298	(1,828)	1,208,328
Gross profit	—	185,145	24,314	—	209,459

Operating expenses:
Selling, general and administrative	—	143,038	17,147	—	160,185
Depreciation and amortization	—	4,413	355	—	4,768
Income from operations	—	37,694	6,812	—	44,506

Other income (expense):
Floor plan interest expense	—	(7,029)	(429)	—	(7,458)
Other interest expense	—	(8,968)	(1,301)	—	(10,269)
Other income, net	—	498	5	—	503
Equity in earnings of subsidiaries	15,986	3,065	—	(19,051)	—
Total other expense, net	15,986	(12,434)	(1,725)	(19,051)	(17,224)

Income before income taxes	15,986	25,260	5,087	(19,051)	27,282

Income tax expense	—	8,322	1,909	—	10,231
Income from continuing operations	15,986	16,938	3,178	(19,051)	17,051

Discontinued operations, net of tax	—	(952)	(113)	—	(1,065)
Net income	$15,986	$15,986	$3,065	$(19,051)	$15,986

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$2,561,182	$347,133	$(5,727)	$2,902,588
Cost of sales	—	2,173,093	295,110	(5,727)	2,462,476
Gross profit	—	388,089	52,023	—	440,112

Operating expenses:
Selling, general and administrative	—	300,473	36,891	—	337,364
Depreciation and amortization	—	9,173	915	—	10,088
Income from operations	—	78,443	14,217	—	92,660

Other income (expense):
Floor plan interest expense	—	(18,990)	(1,411)	—	(20,401)
Other interest expense	—	(19,014)	(3,029)	—	(22,043)
Other income, net	—	2,353	220	—	2,573
Equity in earnings of subsidiaries	31,557	6,248	—	(37,805)	—
Total other expense, net	31,557	(29,403)	(4,220)	(37,805)	(39,871)

Income before income taxes	31,557	49,040	9,997	(37,805)	52,789

Income tax expense	—	16,047	3,749	—	19,796
Income from continuing operations	31,557	32,993	6,248	(37,805)	32,993

Discontinued operations, net of tax	—	(1,436)	—	—	(1,436)
Net income	$31,557	$31,557	$6,248	$(37,805)	$31,557

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$2,383,543	$316,840	$(3,708)	$2,696,675
Cost of sales	—	2,026,099	270,328	(3,708)	2,292,719
Gross profit	—	357,444	46,512	—	403,956

Operating expenses:
Selling, general and administrative	—	285,006	33,546	—	318,552
Depreciation and amortization	—	8,770	690	—	9,460
Income from operations	—	63,668	12,276	—	75,944

Other income (expense):
Floor plan interest expense	—	(13,208)	(780)	—	(13,988)
Other interest expense	—	(17,400)	(2,469)	—	(19,869)
Other income, net	—	861	15	—	876
Equity in earnings of subsidiaries	25,627	5,493	—	(31,120)	—
Total other expense, net	25,627	(24,254)	(3,234)	(31,120)	(32,981)

Income before income taxes	25,627	39,414	9,042	(31,120)	42,963

Income tax expense	—	12,719	3,392	—	16,111
Income from continuing operations	25,627	26,695	5,650	(31,120)	26,852

Discontinued operations, net of tax	—	(1,068)	(157)	—	(1,225)
Net income	$25,627	$25,627	$5,493	$(31,120)	$25,627

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$103,598	$2,087	$—	$105,685

Cash flow from investing activities:
Capital expenditures	—	(22,103)	(1,196)	—	(23,299)
Acquisitions	—	—	—	—	—
Other investing activities	—	44,475	19	—	44,494
Net cash provided by (used in) investing activities	—	22,372	(1,177)	—	21,195

Cash flow from financing activities:
Floor plan borrowings — non-manufacturer affiliated	—	1,047,401	225,776	—	1,273,177
Floor plan repayments — non-manufacturer affiliated	—	(1,148,521)	(222,837)	—	(1,371,358)
Proceeds from borrowings	—	987	—	—	987
Repayments of debt	—	(2,214)	(12)	—	(2,226)
Intercompany financing	—	3,837	(3,837)	—	—
Other financing activities	—	4,443	—	—	4,443
Net cash used in financing activities	—	(94,067)	(910)	—	(94,977)
Net increase in cash and cash equivalents	—	31,903	—	—	31,903

Cash and cash equivalents, beginning of period	—	57,194	—	—	57,194
Cash and cash equivalents, end of period	$—	$89,097	$—	$—	$89,097

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash used in operating activities	$—	$(68,431)	$(9,265)	$—	$(77,696)

Cash flow from investing activities:
Capital expenditures	—	(34,707)	(471)	—	(35,178)
Acquisitions	—	(11,562)	—	—	(11,562)
Other investing activities	—	9,705	1	—	9,706
Net cash used in investing activities	—	(36,564)	(470)	—	(37,034)

Cash flow from financing activities:
Floor plan borrowings—non-manufacturer affiliated	—	1,474,852	278,263	—	1,753,115
Floor plan repayments—non-manufacturer affiliated	—	(1,356,316)	(273,327)	—	(1,629,643)
Proceeds from borrowings	—	20,734	—	—	20,734
Repayments of debt	—	(41,983)	(6)	—	(41,989)
Intercompany financing	—	(4,805)	4,805	—	—
Other financing activities	—	(4,531)	—	—	(4,531)
Net cash provided by financing activities	—	87,951	9,735	—	97,686
Net decrease in cash and cash equivalents	—	(17,044)	—	—	(17,044)

Cash and cash equivalents, beginning of period	—	28,093	—	—	28,093
Cash and cash equivalents, end of period	$—	$11,049	$—	$—	$11,049

16.  SUBSEQUENT EVENTS

On July 31, 2006, our Board of Directors declared a quarterly dividend of $0.20 per common share payable on August 24, 2006 to shareholders of record as of August 11, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2006 and 2005, and statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
August 7, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are one of the largest automotive retailers in the United States, operating 119 franchises (86 dealership locations) in 21 metropolitan markets within 10 states as of June 30, 2006. We offer 33 different brands of new vehicles, including four heavy truck brands. We also operate 24 collision repair centers that serve our markets.

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

We have grown our business through the acquisition of large dealership groups and numerous “tuck-in” acquisitions. “Tuck-in” acquisitions refer to the purchase of dealerships in the market areas in which we have existing dealerships. We use “tuck-in” acquisitions to increase the number of vehicle brands we offer in a particular market area to create a larger gross profit base over which to spread overhead costs.

Our retail network is currently organized into principally four regions and includes ten dealership groups, each marketed under different local brands: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas and our Spirit dealership operating in Los Angeles, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri, our Gray Daniels dealerships operating in Jackson, Mississippi and our Northern California Dealerships operating in Sacramento and Fresno, California remain standalone operations.

Our gross profit margin varies with our revenue mix. The sale of vehicles generally results in lower gross profit percentages than our fixed operations. As a result, when fixed operations revenue increases as a percentage of total revenue, we expect our overall gross profit margin to increase.

Selling, general and administrative (“SG&A”) expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our selling expenses is variable (such as sales commissions), or controllable expenses (such as advertising), generally allowing our cost structure to adapt in response to trends in our business. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit.  In January 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” under the modified prospective transition method and decided to issue restricted stock units to our employees in lieu of stock options.  As a result, we have recorded stock-based compensation expense under the fair value method for the three and six months ended June 30, 2006.  Prior to January 2006, including the three and six months ended June 30, 2005, we accounted for stock-based compensation expense under the intrinsic value method.

Sales of vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. Although these factors may impact our business, we believe that any future negative trends will be mitigated by (i) our advantageous brand mix, which is weighted towards luxury and mid-line import brands, (ii) increased used vehicle sales, (iii) stability of our fixed operations, (iv) our variable cost structure and (v) our regional diversity. We believe that, historically, we have been less affected by market volatility than the U.S. automobile industry as a whole as a result of our brand mix. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

Our operations are generally subject to seasonal variations as we tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters. Generally, the seasonal variations in our operations are caused by many factors, including weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns. Over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to generate increased customer demand for new vehicles. We anticipate that the manufacturers will continue to use these incentive programs in the future. In addition, we will continue to expand our service capacity in order to meet anticipated future demand, as we expect the recent increases in market share of the mid-line import and luxury import brands and our focused effort on creating and maintaining customer relationships will drive future service demand at our dealership locations.

Interest rates have continued to increase through the first half of 2006. We do not believe that changes in interest rates significantly impact customer overall buying patterns, as changes in interest rates do not dramatically increase the monthly payment of a financed vehicle. For example, the monthly payment for a typical vehicle financing transaction in which a customer finances $25,000 at 8.5% over 60 months increases by approximately $6.05 with each 50 basis-point increase in short-term interest rates.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006, Compared to the Three Months Ended June 30, 2005

	For the Three Months Ended June 30,
	2006	% of Gross Profit	2005	% of Gross Profit	Increase (Decrease)	% Change
	(Dollars in thousands, except per share data)
REVENUES:
New Vehicle	$918,116		$872,308		$45,808	5%
Used Vehicle	384,561		348,416		36,145	10%
Parts, service and collision repair	172,036		157,999		14,037	9%
Finance and insurance, net	43,224		39,064		4,160	11%
Total revenues	1,517,937		1,417,787		100,150	7%
COST OF SALES	1,289,155		1,208,328		80,827	7%
GROSS PROFIT	228,782	100%	209,459	100%	19,323	9%
OPERATING EXPENSES:
Selling, general and administrative	171,715	75%	160,185	76%	11,530	7%
Depreciation and amortization	5,113	2%	4,768	2%	345	7%
Income from operations	51,954	23%	44,506	21%	7,448	17%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(11,239)	(5)%	(7,458)	(4)%	3,781	51%
Other interest expense	(11,139)	(5)%	(10,269)	(5)%	870	8%
Interest and other income, net	1,502	1%	503	—%	999	199%
Total other expense	(20,876)	(9)%	(17,224)	(9)%	3,652	21%
Income before income taxes	31,078	14%	27,282	13%	3,796	14%
INCOME TAX EXPENSE	11,654	5%	10,231	5%	1,423	14%
INCOME FROM CONTINUING OPERATIONS	19,424	9%	17,051	8%	2,373	14%
DISCONTINUED OPERATIONS, net of tax	(420)	—%	(1,065)	(1)%	645	61%
NET INCOME	$19,004	9%	$15,986	7%	$3,018	19%

EARNINGS PER COMMON SHARE (DILUTED):
Continuing Operations	$0.58		$0.52		$0.06	12%
Discontinued Operations	(0.02)		(0.03)
Net income	$0.56		$0.49		$0.07	14%

Net income increased 19%, or $0.07 per diluted share, to $19.0 million, or $0.56 per diluted share, for the three months ended June 30, 2006, from $16.0 million, or $0.49 per diluted share, for the three months ended June 30, 2005.

Income from continuing operations increased 14%, or $0.06 per diluted share, to $19.4 million, or $0.58 per diluted share, for the three months ended June 30, 2006, from $17.1 million, or $0.52 per diluted share, for the three months ended June 30, 2005.  Income from continuing operations for the three months ended June 30, 2006, includes (i) a $2.1 million (net of tax) gain related to the sale of our remaining interest in a pool of extended service contracts (“corporate generated F&I gain”), (ii) $0.9 million (net of tax) of costs associated with our decision to abandon certain strategic projects, and (iii) $0.6 million (net of tax) of stock-based compensation expense.  Excluding these items, adjusted income from continuing operations increased 10% to $18.8 million for the three months ended June 30, 2006, from $17.1 million for the three months ended June 30, 2005.  We believe that excluding these items provides a more accurate representation of our year over year financial performance.

The increase in adjusted income from continuing operations resulted from several factors, including: (i) a 20% increase in used retail gross profit and an 8% increase in fixed operations gross profit as a result of our focused investments in our high margin businesses; (ii) a 6% increase in new retail gross profit despite a challenging new vehicle sales environment and a highly incentivized environment in the prior period; (iii) several expense control initiatives, including our regional reorganization in 2005 and new vehicle advertising, both of which contributed to a 140 basis point improvement in our adjusted SG&A expenses as a percentage of adjusted gross profit. These factors were partially offset by a 51% increase in floor plan interest expense resulting primarily from a 200 basis point increase in short-term interest rates.

Total revenues increased 7% to $1.5 billion for the three months ended June 30, 2006, from $1.4 billion for the three months ended June 30, 2005.  The increase in total revenues was a result of a 5% increase in new vehicle revenue and a 10%  ncrease in used vehicle revenue.  We expect total revenue to increase as we (i) continue to benefit from our brand mix as mid-line import and luxury brands continue to increase their market share, (ii) continue to expand our service capacity, (iii) benefit from improved performance of our high margin businesses as a result of our focused investments in these areas and (iv) acquire dealerships.

Total gross profit increased 9% to $228.8 million for the three months ended June 30, 2006, from $209.5 million for the three months ended June 30, 2005. Total gross profit, excluding the corporate generated F&I gain, increased 8% to $225.4 million for the three months ended June 30, 2006, from $209.5 million for the three months ended June 30, 2005.  The increase in gross profit was driven by solid performances in new retail, used retail and fixed operations, led by a 20% increase in used retail gross profit.

	For the Three Months Ended June 30,				Increase	%
New Vehicle —	2006		2005		(Decrease)	Change
	(Dollars in thousands, except PVR data)
Revenues:
New retail revenues—same store(1)
Luxury	$262,800	30%	$272,594	32%	$(9,794)	(4)%
Mid-line import	366,909	42%	328,809	39%	38,100	12%
Mid-line domestic	124,224	14%	148,769	18%	(24,545)	(16)%
Value	19,759	2%	22,290	3%	(2,531)	(11)%
Heavy trucks	103,262	12%	66,523	8%	36,739	55%
Total new retail revenues—same store(1)	876,954	100%	838,985	100%	37,969	5%
New retail revenues—acquisitions	10,114		—
Total new retail revenues	887,068		838,985		48,083	6%
Fleet revenues—same store(1)	30,639		33,323		(2,684)	(8)%
Fleet revenues—acquisitions	409		—
Total fleet revenues	31,048		33,323		(2,275)	(7)%
New vehicle revenues, as reported	$918,116		$872,308		$45,808	5%

New retail units:
New retail units—same store(1)
Luxury	5,803	21%	6,155	22%	(352)	(6)%
Mid-line import	15,107	54%	13,700	50%	1,407	10%
Mid-line domestic	4,403	16%	5,233	20%	(830)	(16)%
Value	975	3%	1,142	4%	(167)	(15)%
Heavy trucks	1,698	6%	1,219	4%	479	39%
Total new retail units—same store(1)	27,986	100%	27,449	100%	537	2%
New retail units—acquisitions	343		—
Retail units—actual	28,329		27,449		880	3%

New revenue PVR—same store(1)	$31,335		$30,565		$770	3%
New revenue PVR—actual	$31,313		$30,565		$748	2%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Three Months Ended June 30,				Increase	%
	2006		2005		(Decrease)	Change
	(Dollars in thousands, except PVR data)

Gross Profit:
New retail gross profit—same store(1)
Luxury	$19,938	32%	$20,647	35%	$(709)	(3)%
Mid-line import	25,224	42%	21,694	37%	3,530	16%
Mid-line domestic	8,928	14%	10,159	17%	(1,231)	(12)%
Value	1,210	2%	2,035	3%	(825)	(41)%
Heavy trucks	6,462	10%	4,605	8%	1,857	40%
Total new retail gross profit—same store(1)	61,762	100%	59,140	100%	2,622	4%
New retail gross profit—acquisitions	704		—
Total retail gross profit	62,466		59,140		3,326	6%
Fleet gross profit—same store(1)	1,240		829		411	50%
Fleet gross profit—acquisitions	20		—
Total fleet gross profit	1,260		829		431	52%
New vehicle gross profit, as reported	$63,726		$59,969		$3,757	6%

New gross profit PVR—same store(1)	$2,207		$2,155		$52	2%
New gross profit PVR—actual	$2,205		$2,155		$50	2%

New retail gross margin—same store(1)	7.0%		7.0%		—%	—%
New retail gross margin—actual	7.0%		7.0%		—%	—%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

New vehicle revenues increased 5% to $918.1 million for the three months ended June 30, 2006, from $872.3 million for the three months ended June 30, 2005. The increase in new vehicle revenues is a result of a 3% increase in new retail unit sales driven by our mid-line import brands, which increased 10%.  In addition, new revenue PVR increased 2%, driven by an 11% increase from our heavy trucks business in Atlanta, Georgia.  Our brand mix, heavily weighted toward luxury and mid-line import, continues to help us outperform the industry in new vehicle unit sales as these brands continue to take market share.  As a result, we experienced flat passenger vehicle unit sales (excluding heavy trucks) despite a 5% decline in U.S. passenger vehicle unit sales.  In addition, we have seen a significant increase in our heavy truck business as we believe future changes in emission laws on heavy trucks has created a significant current period demand.

New vehicle gross profit increased 6% to $63.7 million for the three months ended June 30, 2006, from $60.0 million for the three months ended June 30, 2005.  The increase in new vehicle gross profit was driven by a $3.5 million, or 16% increase in mid-line import retail gross profit as these brands continue their strong performance, and a $1.9 million, or 40% increase, from our heavy trucks business.  These increases were offset by the performance of our mid-line domestic brands, which were down $1.2 million, or 12%.  During the second quarter 2005 the employee pricing sales campaign was introduced by the domestic manufacturers, which created a significant demand for domestic vehicles, particularly General Motors.

	For the Three Months Ended June 30,		Increase	%
Used Vehicle —	2006	2005	(Decrease)	Change
	(Dollars in thousands, except PVR data)
Revenues:
Retail revenues—same store(1)	$295,268	$265,220	$30,048	11%
Retail revenues—acquisitions	—	—
Total used retail revenues	295,268	265,220	30,048	11%
Wholesale revenues—same store(1)	89,293	83,196	6,097	7%
Wholesale revenues—acquisitions	—	—
Total wholesale revenues	89,293	83,196	6,097	7%
Used vehicle revenues, as reported	$384,561	$348,416	$36,145	10%
Gross Profit:
Retail gross profit—same store(1)	$35,897	$29,818	$6,079	20%
Retail gross profit—acquisitions	—	—
Total used retail gross profit	35,897	29,818	6,079	20%
Wholesale gross profit—same store(1)	(1,259)	119	(1,378)	NM
Wholesale gross profit—acquisitions	—	—
Total wholesale gross profit	(1,259)	119	(1,378)	NM
Used vehicle gross profit, as reported	$34,638	$29,937	$4,701	16%

Used retail units—same store(1)	16,414	15,425	989	6%
Used retail units—acquisitions	—	—
Used retail units—actual	16,414	15,425	989	6%

Used revenue PVR—same store(1)	$17,989	$17,194	$795	5%
Used revenue PVR—actual	$17,989	$17,194	$795	5%

Used gross profit PVR—same store(1)	$2,187	$1,933	$254	13%
Used gross profit PVR—actual	$2,187	$1,933	$254	13%

Used retail gross margin—same store(1)	12.2%	11.2%	1.0%	9%
Used retail gross margin—actual	12.2%	11.2%	1.0%	9%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Used vehicle revenues increased 10% to $384.6 million for the three months ended June 30, 2006, from $348.4 million for the three months ended June 30, 2005.  The increase in used vehicle revenues was a result of a 5% and 6% increase in used revenue PVR and used retail unit sales, respectively.  The strength of the used vehicle market during the second quarter, our sharing of internal best practices, including centralized used car teams, and our used vehicle merchandising initiatives have continued to result in increased used vehicle unit sales and improved used revenue PVR.

Used vehicle gross profit increased 16% to $34.6 million for the three months ended June 30, 2006, from $29.9 million for the three months ended June 30, 2005.  Used retail gross profit increased 20% to $35.9 million as a result of our investment in new software to better value trade-ins, improved inventory management and the execution by our regional management teams dedicated to the used vehicle business.

	For the Three Months Ended June 30,		Increase	%
Fixed Operations —	2006	2005	(Decrease)	Change
	(Dollars in thousands)
Revenues:
Revenues—same store(1)
Parts and service	$153,942	$142,040	$11,902	8%
Collision repair	16,811	15,959	852	5%
Total revenues—same store(1)	170,753	157,999	12,754	8%
Revenues—acquisitions	1,283	—
Parts, service and collision repair revenues, as reported	$172,036	$157,999	$14,037	9%

Gross Profit:
Gross profit—same store(1)
Parts and service	$77,148	$71,628	$5,520	8%
Collision repair	9,379	8,861	518	6%
Total gross profit—same store(1)	86,527	80,489	6,038	8%
Gross profit—acquisitions	667	—
Parts, service and collision repair gross profit, as reported	$87,194	$80,489	$6,705	8%

Parts and service gross margin—same store(1)	50.1%	50.4%	(0.3)	(1)%
Collision repair gross margin—same store(1)	55.8%	55.5%	0.3	1%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Fixed operations revenues increased 9% to $172.0 million for the three months ended June 30, 2006, from $158.0 million for the three months ended June 30, 2005.  Fixed operations revenues increased primarily due to an 11% increase in our “customer pay” parts and service businesses. The growth in our “customer pay” business is a result of facility expansion, increased capacity utilization, equipment upgrades and continued focus on customer retention initiatives. Our warranty business continued its positive performance driven by the increase in retail unit sales and increased work on imported vehicles, which typically generate higher revenue than domestic brands.  We will continue to add service stalls and service technicians during 2006 in order to meet anticipated future demand, as we expect the recent increases in market share of the mid-line import and luxury import brands to continue to provide increased service work.

Fixed operations gross profit increased 8% to $87.2 million for the three months ended June 30, 2006, from $80.5 million for the three months ended June 30, 2005.  The increase in fixed operations gross profit is primarily a result of increased gross profit from our “customer pay” parts and service businesses.

	For the Three Months Ended June 30,		Increase	%
Finance and Insurance, net—	2006	2005	(Decrease)	Change
	(Dollars in thousands, except PVR data)
Dealership generated F&I, net—same store(1)	$38,840	$37,697	$1,143	3%
Dealership generated F&I, net—acquisitions	292	—
Dealership generated F&I, net	39,132	37,697	1,435	4%
Corporate generated F&I	692	1,367	(675)	(49)%
Corporate generated F&I gain	3,400	—
Finance and insurance, net as reported	$43,224	$39,064	$4,160	11%

Dealership generated F&I PVR—same store (1) (2)	$875	$879	$(4)	(1)%
Dealership generated F&I PVR—actual (2)	$875	$879	$(4)	(1)%
F&I PVR—actual	$966	$911	$55	6%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)             Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I PVR.

F&I increased 11% to $43.2 million for the three months ended June 30, 2006, from $39.1 million for the three months ended June 30, 2005. Included in F&I was a $3.4 million gain related to the sale of our remaining interest in a pool of extended service contracts.  This pool of contracts had been the source of our corporate generated F&I.  Excluding this item F&I increased 2% to $39.8 million. The increase in F&I was primarily a result of the 4% increase in retail units sales as dealership generated F&I PVR was relatively flat at $875.  We anticipate F&I will increase in the near future as a result of (i) our expectation of growth of new and used retail vehicle sales (ii) the implementation of new corporate-sponsored programs and (iii) improvement of the F&I operations at our under-performing franchises. Dealership generated F&I excludes retrospective commissions from contracts negotiated by our corporate office, which are attributable to retail units sold during prior periods and the corporate generated F&I gain.  Corporate generated F&I was $0.7 million for the three months ended June 30, 2006 and $1.4 million for the three months ended June 30, 2005.  As a result of the aforementioned sale of our remaining interest in a pool of extended service contracts, we do not anticipate recognizing any significant corporate generated F&I in the future.

Selling, General and Administrative —

	For the Three Months Ended June 30,
	2006	% of Gross Profit	2005	% of Gross Profit	Increase (Decrease)	% Change
	(Dollars in thousands)
Personnel costs	$78,561	34.3%	$73,372	35.0%	$5,189	7%
Sales compensation	26,712	11.7%	24,091	11.5%	2,621	11%
Stock-based compensation	927	0.4%	—	—%	927	100%
Outside services	14,561	6.4%	13,831	6.6%	730	5%
Advertising	12,913	5.6%	13,780	6.6%	(867)	(6)%
Rent	13,434	5.9%	11,814	5.6%	1,620	14%
Utilities	4,380	1.9%	4,014	1.9%	366	9%
Insurance	3,845	1.7%	3,675	1.8%	170	5%
Other	16,382	7.2%	15,608	7.5%	774	5%
Selling, general and administrative	$171,715	75.1%	$160,185	76.5%	$11,530	7%

Abandoned strategic project expenses	(1,417)		—
Stock-based compensation	(927)		—
Adjusted selling, general and administrative	$169,371	75.1%	$160,185	76.5%	$9,186	6%

Gross Profit	$228,782		$209,459		$19,323	9%

Corporate generated F&I gain	(3,400)		—
Adjusted gross profit	$225,382		$209,459		$15,923	8%

SG&A expenses increased 7% to $171.7 million for the three months ended June 30, 2006, from $160.2 million for the three months ended June 30, 2005.  SG&A expenses include $0.9 million of stock-based compensation expense and $1.4 million of abandoned strategic project expenses during the three months ended June 30, 2006.  Excluding these items, adjusted SG&A expense increased 6% to $169.4 million for the three months ended June 30, 2006, from $160.2 million for the three months ended June 30, 2005.  Adjusted SG&A expense as a percentage of adjusted gross profit (excluding the $3.4 million corporate generated F&I gain) for the three months ended June 30, 2006 improved 140 basis points to 75.1%, from 76.5% for the three months ended June 30, 2005.  The improvement in adjusted SG&A as a percentage of adjusted gross profit is a result of several strategic expense control initiatives including our regional reorganization in 2005 and our advertising expense initiatives, which focus on the most effective use of our resources.  These improvements were offset by increased rent resulting from our strategy to reduce our ownership of real estate through the use of sale-leaseback transactions.  During 2005, we sold approximately $33.1 million of real estate in connection with seven sale-leaseback transactions.  We estimate the incremental annualized rent expense from these seven sale-leaseback transactions will be approximately $3.0 million.

In January 2006, we adopted SFAS No. 123R under the modified prospective transition method and decided to issue restricted stock units to our employees in lieu of stock options.  As a result, we have recorded stock-based compensation expense of $0.9 million under the fair value method for the three months ended June 30, 2006. Prior to January 2006, including the three month period ended June 30, 2005, we accounted for stock-based compensation awards under the intrinsic value method.  We expect stock-based compensation expense to total approximately $5.1 million, or $0.10 per diluted share, for the year ending December 31, 2006.  Certain of our stock-based awards have conditions based on our performance that may affect the number of awards ultimately issued.  Therefore, the amount of stock-based compensation expense recorded may differ from our current estimate.

Depreciation and Amortization—

Depreciation and amortization expense increased 7% to $5.1 million for the three months ended June 30, 2006, from $4.8 million for the three months ended June 30, 2005.  This increase is primarily related to property and equipment acquired between July 1, 2005 and June 30, 2006.  We expect to continue to incur capital expenditures to  remodel and upgrade our facilities and expand our service capacity and therefore expect depreciation expense to increase in the future.

Other Income (Expense)—

Floor plan interest expense increased 51% to $11.2 million for the three months ended June 30, 2006 from $7.5 million for the three months ended June 30, 2005. This increase was the result of a 200 basis point increase in short-term interest rates.

During the first quarter of 2006, two of our cash flow swaps on our floor plan notes payable expired.  As a result, we will recognize additional floor plan interest expense of approximately $0.7 million during 2006.  We expect further increases in floor plan interest in 2006 due to increases in short-term interest rates.

Other interest expense increased 8% to $11.1 million for the three months ended June 30, 2006, from $10.3 million for the three months ended June 30, 2005.  The increase in other interest expense is a result of a higher effective interest rate on our 8% Senior Subordinated Notes (“8% Notes”) due to the expiration of a fair value swap on the 8% Notes.  As a result, our 8% Notes, which had a variable rate while the fair value swap was in place, are now fixed at 8% until maturity in 2014.  We anticipate that the expiration of the swap will increase our other interest expense by approximately $5.4 million in 2006.

Income Tax Expense—

Income tax expense increased 14% to $11.7 million for the three months ended June 30, 2006, from $10.2 million for the three months ended June 30, 2005.  Our effective tax rate for the three months ended June 30, 2006 and 2005 was 37.5%. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix.  We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our future annual effective tax rate will fluctuate between 37% and 38%.

Discontinued Operations—

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005
	Sold	Pending Disposition	Total	Sold(b)	Pending Disposition(a)	Total
	(Dollars in thousands)
Franchises	3	1	4	14	1	15
Ancillary businesses	—	1	1	1	1	2

Income (loss) from operations	$(3,152)	$611	$(2,541)	$(598)	$470	$(128)
Other expense, net	(273)	(32)	(305)	(1,183)	(17)	(1,200)
Gain (loss) on disposition of discontinued operations	2,564	—	2,564	(376)	—	(376)
Income tax benefit (expense)	79	(217)	(138)	809	(170)	639
Discontinued operations, net of tax	$(782)	$362	$(420)	$(1,348)	$283	$(1,065)

(a)             Businesses were pending disposition as of June 30, 2006

(b)            Businesses were sold between April 1, 2005 and June 30, 2006

During the three months ended June 30, 2006, we sold three franchises (three dealership locations), and as of June 30, 2006, we were actively pursuing the sale of one franchise and one ancillary business. The $0.4 million loss from discontinued operations is primarily attributable to operating losses of the four franchises mentioned above offset by the $2.6 million gain ($1.6 million, net of tax) on the sale of three franchises during the three months ended June 30, 2006. The $1.1 million loss from discontinued operations for the three months ended June 30, 2005 is a result of operating losses of the franchises mentioned above and franchises and an ancillary business sold between April 2005 and March 2006 and a $0.4 million ($0.2 million, net of tax) net loss on the sale of two franchises (one dealership location) sold during the second quarter of 2005.

We continuously evaluate the financial and operating results of our franchises, specifically the 10% contributing the least amount of operating income, and we will look to divest dealerships that do not meet our expectations.  Based on the performance of our current brand mix, we do not anticipate a significant amount of divestitures in the near future.

Six Months Ended June 30, 2006, Compared to the Six Months Ended June 30, 2005

	For the Six Months Ended June 30,
	2006	% of Gross Profit	2005	% of Gross Profit	Increase (Decrease)	% Change
	(Dollars in thousands, except per share data)
REVENUES:
New Vehicle	$1,739,153		$1,643,577		$95,576	6%
Used Vehicle	742,667		668,872		73,795	11%
Parts, service and collision repair	341,924		309,672		32,252	10%
Finance and insurance, net	78,844		74,554		4,290	6%
Total revenues	2,902,588		2,696,675		205,913	8%
COST OF SALES	2,462,476		2,292,719		169,757	7%
GROSS PROFIT	440,112	100%	403,956	100%	36,156	9%
OPERATING EXPENSES:
Selling, general and administrative	337,364	77%	318,552	79%	18,812	6%
Depreciation and amortization	10,088	2%	9,460	2%	628	7%
Income from operations	92,660	21%	75,944	19%	16,716	22%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(20,401)	(5)%	(13,988)	(3)%	6,413	46%
Other interest expense	(22,043)	(5)%	(19,869)	(5)%	2,174	11%
Interest and other income, net	2,573	1%	876	—%	1,697	194%
Total other expense	(39,871)	9%	(32,981)	(8)%	6,890	21%
Income before income taxes	52,789	12%	42,963	11%	9,826	23%
INCOME TAX EXPENSE	19,796	5%	16,111	5%	3,685	23%
INCOME FROM CONTINUING OPERATIONS	32,993	7%	26,852	6%	6,141	23%
DISCONTINUED OPERATIONS, net of tax	(1,436)	—%	(1,225)	—%	(211)	(17)%
NET INCOME	$31,557	7%	$25,627	6%	$5,930	23%

EARNINGS PER COMMON SHARE (DILUTED):
Continuing Operations	$0.98		$0.82		$0.16	20%
Discontinued Operations	(0.04)		(0.04)
Net income	$0.94		$0.78		$0.16	21%

Net income increased 23%, or $0.16 per diluted share, to $31.6 million, or $0.94 per diluted share, for the six months ended June 30, 2006, from $25.6 million, or $0.78 per diluted share, for the six months ended June 30, 2005.

Income from continuing operations increased 23%, or $0.16 per diluted share, to $33.0 million, or $0.98 per diluted share, for the six months ended June 30, 2006, from $26.9 million, or $0.82 per diluted share, for the six months ended June 30, 2005. Income from continuing operations for the six months ended June 30, 2006 includes (i) a $2.1 million (net of tax) gain related to the sale of our remaining interest in a pool of extended service contracts (“corporate generated F&I gain”), (ii) $1.0 million (net of tax) of costs associated with our decision to abandon certain strategic projects, and (iii) $1.4 million (net of tax) of stock-based compensation expense.  Income from continuing operations for the six months ended June 30, 2005 includes $2.2 million (net of tax) of costs associated with our regional reorganization.  Excluding these items, adjusted income from continuing operations increased 15% to $33.3 million for the six months ended June 30, 2006, from $29.1 million for the six months ended June 30, 2005.

The increase in adjusted income from continuing operations resulted from several factors, including: (i) a 15% increase in used vehicle gross profit and a 9% increase in fixed operations gross profit as a result of a strategic focus on our high margin businesses; (ii) the very solid performance of our new retail business, which delivered a 7% increase in gross profit; and (iii) several expense control initiatives, including our regional reorganization and new vehicle advertising, both of which contributed to a 170 basis point improvement in adjusted SG&A expenses as a percentage of adjusted gross profit (excluding the $3.4 million corporate generated F&I gain). These factors were partially offset by a 46% increase in floor plan interest expense as a result of a 200 basis point increase in short-term interest rates.

Total revenues increased 8% to $2.9 billion for the six months ended June 30, 2006, from $2.7 billion for the six months ended June 30, 2005.  The increase in total revenues was a result of a 6% increase in new vehicle revenue and an

11% increase in used vehicle revenue.

Total gross profit increased 9% to $440.1 million for the six months ended June 30, 2006, from $404.0 million for the six months ended June 30, 2005. Total gross profit, excluding the corporate generated F&I gain, increased 8% to $436.7 million for the six months ended June 30, 2006 from $404.0 million for the six months ended June 30, 2005.  The increase in total gross profit was driven by a $14.1 million, or 9% increase in fixed operations gross profit as well as almost $9.0 million increases in both used vehicle and new vehicle gross profit, representing a 15% and 8% increase, respectively.

New Vehicle  —

	For the Six Months Ended June 30,				Increase	%
	2006		2005		(Decrease)	Change
	(Dollars in thousands, except PVR data)
Revenues:
New retail revenues—same store(1)
Luxury	$510,935	31%	$507,112	32%	$3,823	1%
Mid-line import	675,851	42%	617,299	40%	58,552	9%
Mid-line domestic	240,142	15%	273,430	17%	(33,288)	(12)%
Value	37,442	2%	39,580	3%	(2,138)	(5)%
Heavy trucks	166,603	10%	126,095	8%	40,508	32%
Total new retail revenues—same store(1)	1,630,973	100%	1,563,516	100%	67,457	4%
New retail revenues—acquisitions	27,076		—
Total new retail revenues	1,658,049		1,563,516		94,533	6%
Fleet revenues—same store(1)	80,285		80,061		224	—%
Fleet revenues—acquisitions	819		—
Total fleet revenues	81,104		80,061		1,043	1%
New vehicle revenues, as reported	$1,739,153		$1,643,577		$95,576	6%

New retail units:
New retail units—same store(1)
Luxury	11,310	22%	11,435	22%	(125)	(1)%
Mid-line import	27,536	54%	25,530	50%	2,006	8%
Mid-line domestic	8,493	16%	9,599	19%	(1,106)	(12)%
Value	1,798	3%	2,006	4%	(208)	(10)%
Heavy trucks	2,774	5%	2,364	5%	410	17%
Total new retail units—same store(1)	51,911	100%	50,934	100%	977	2%
New retail units—acquisitions	976		—
Retail units—actual	52,887		50,934		1,953	4%

New revenue PVR—same store(1)	$31,419		$30,697		$722	2%
New revenue PVR—actual	$31,351		$30,697		$654	2%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Six Months Ended June 30,				Increase	%
	2006		2005		(Decrease)	Change
	(Dollars in thousands, except PVR data)
Gross Profit:
New retail gross profit—same store(1)
Luxury	$38,249	33%	$39,054	35%	$(805)	(2)%
Mid-line import	46,991	40%	40,098	36%	6,893	17%
Mid-line domestic	17,906	15%	19,818	18%	(1,912)	(10)%
Value	2,634	2%	3,542	3%	(908)	(26)%
Heavy trucks	11,824	10%	8,832	8%	2,992	34%
Total new retail gross profit—same store(1)	117,604	100%	111,344	100%	6,260	6%
New retail gross profit—acquisitions	1,837		—
Total retail gross profit	119,441		111,344		8,097	7%
Fleet gross profit—same store(1)	2,069		1,388		681	49%
Fleet gross profit—acquisitions	13		—
Total fleet gross profit	2,082		1,388		694	50%
New vehicle gross profit, as reported	$121,523		$112,732		$8,791	8%

New gross profit PVR—same store(1)	$2,265		$2,186		$79	4%
New gross profit PVR—actual	$2,258		$2,186		$72	3%

New retail gross margin—same store(1)	7.2%		7.1%		0.1%	1%
New retail gross margin—actual	7.2%		7.1%		0.1%	1%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

New vehicle revenues increased 6% to $1.7 billion for the six months ended June 30, 2006, from $1.6 billion for the six months ended June 30, 2005.  The increase in new vehicle revenues was a result of a 2% increase in new revenue PVR, led by a 13% increase from our heavy trucks business in Atlanta, Georgia. New retail unit sales increased 4% driven by our mid-line import brands, which increased 8%, as well as a 2% from franchises we acquired within the last nine months.

New vehicle gross profit increased 8% to $121.5 million for the six months ended June 30, 2006, from $112.7 million for the six months ended June 30, 2005.  New retail gross profit increased 7%, driven by a 17% increase in mid-line import gross profit as these brands continued their strong performance, and a 34% increase from our heavy trucks business.  These increases were offset by the performance of our mid-line domestic brands, which were down 10%, with the majority of the decrease as a result of the new vehicle incentive environment in the second quarter of 2005.

	For the Six Months Ended
Used Vehicle —	June 30,		Increase	%
	2006	2005	(Decrease)	Change
	(Dollars in thousands, except PVR data)
Revenues:
Retail revenues—same store(1)	$561,891	$503,825	$58,066	12%
Retail revenues—acquisitions	3,523	—
Total used retail revenues	565,414	503,825	61,589	12%
Wholesale revenues—same store(1)	176,373	165,047	11,326	7%
Wholesale revenues—acquisitions	880	—
Total wholesale revenues	177,253	165,047	12,206	7%
Used vehicle revenues, as reported	$742,667	$668,872	$73,795	11%
Gross Profit:
Retail gross profit—same store(1)	$67,922	$57,429	$10,493	18%
Retail gross profit—acquisitions	493	—
Total used retail gross profit	68,415	57,429	10,986	19%
Wholesale gross profit—same store(1)	(883)	1,210	(2,903)	(173)%
Wholesale gross profit—acquisitions	33	—
Total wholesale gross profit	(850)	1,210	(2,060)	(170)%
Used vehicle gross profit, as reported	$67,565	$58,639	$8,926	15%

Used retail units—same store(1)	31,675	29,926	1,749	6%
Used retail units—acquisitions	229	—
Used retail units—actual	31,904	29,926	1,978	7%

Used revenue PVR—same store(1)	$17,739	$16,836	$903	5%
Used revenue PVR—actual	$17,722	$16,836	$886	5%

Used gross profit PVR—same store(1)	$2,144	$1,919	$225	12%
Used gross profit PVR—actual	$2,144	$1,919	$225	12%

Used retail gross margin—same store(1)	12.1%	11.4%	0.7%	6%
Used retail gross margin—actual	12.1%	11.4%	0.7%	6%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Used vehicle revenues increased 11% to $742.7 million for the six months ended June 30, 2006, from $668.9 million for the six months ended June 30, 2005.  Used retail revenues increased 12% to $565.4 million for the six months ended June 30, 2006, as a result of a 7% and 5% increase in used retail unit sales and used revenue PVR, respectively.  The strength of the used vehicle market and our used vehicle merchandising initiatives have resulted in increased used vehicle sales and improved used revenue PVR.

Used vehicle gross profit increased 15% to $67.6 million for the six months ended June 30, 2006, from $58.6 million for the six months ended June 30, 2005.  Used retail gross profit increased 19% to $68.4 million primarily as a result of our investment in new software to better value trade-ins, improve inventory management and the execution by our regional management teams dedicated to the used vehicle business.

	For the Six Months Ended
Fixed Operations —	June 30,		Increase	%
	2006	2005	(Decrease)	Change
	(Dollars in thousands)
Revenues:
Revenues—same store(1)
Parts and service	$304,490	$277,468	$27,022	10%
Collision repair	34,076	32,204	1,872	6%
Total revenues—same store(1)	338,566	309,672	28,894	9%
Revenues—acquisitions	3,358	—
Parts, service and collision repair revenues, as reported	$341,924	$309,672	$32,252	10%

Gross Profit:
Gross profit—same store(1)
Parts and service	$151,470	$140,071	$11,399	8%
Collision repair	18,986	17,960	1,026	6%
Total gross profit—same store(1)	170,456	158,031	12,425	8%
Gross profit—acquisitions	1,724	—
Parts, service and collision repair gross profit, as reported	$172,180	$158,031	$14,149	9%

Parts and service gross margin—same store(1)	49.7%	50.5%	(0.8)%	(2)%
Collision repair gross margin—same store(1)	55.7%	55.8%	(0.1)%	—%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Fixed operations revenues increased 10% to $341.9 million for the six months ended June 30, 2006, from $309.7 million for the six months ended June 30, 2005.  Fixed operations gross profit increased 9% to $172.2 million for the six months ended June 30, 2006, from $158.0 million for the six months ended June 30, 2005.  Fixed operations revenues and gross profit increased primarily due to a 14% and 13% increase in our “customer pay” parts and service businesses, respectively.

	For the Six Months Ended
Finance and Insurance, net—	June 30,		Increase	%
	2006	2005	(Decrease)	Change
	(Dollars in thousands, except PVR data)

Dealership generated F&I—same store(1)	$72,700	$71,984	$716	1%
Dealership generated F&I—acquisitions	1,059	—
Dealership generated F&I, net	73,759	71,984	1,775	2%
Corporate generated F&I	1,685	2,570	(885)	(34)%
Corporate generated F&I gain	3,400	—
Finance and insurance, net as reported	$78,844	$74,554	$4,290	6%

Dealership generated F&I PVR–same store (1)(2)	$870	$890	$(20)	(2)%
Dealership generated F&I PVR–actual(2)	$870	$890	$(20)	(2)%
F&I PVR–actual	$930	$922	$8	1%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)             Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I profit PVR.

F&I increased 6% to $78.8 million for the six months ended June 30, 2006, from $74.6 million for the six months ended June 30, 2005. Included in F&I was a $3.4 million gain related to sale of our remaining interest in a pool of extended service contracts.  Excluding this item, F&I increased 1% to $75.4 million for the six months ended June 30, 2006, from $74.6 million for the six months ended June 30, 2005. The increase in F&I was primarily a result of the 5% increase in retail units sales as dealership F&I PVR decreased $20.  The decrease in dealership generated F&I PVR was primarily a result of the decrease of our captive finance company loan portfolio.  As of June 30, 2006, we had approximately $23.8 million of notes receivable outstanding compared to $35.0 million as of June 30, 2005.  We expect to maintain between $20.0 and $25.0 million of notes receivable.  Corporate generated F&I was $1.7 million for the six months ended June 30, 2006, and $2.6 million for the six months ended June 30, 2005.  As a result of the aforementioned sale of our remaining interest in a pool of extended service contracts, we do not anticipate to recognize any further corporate generated F&I in the future.

	For the Six Months Ended
	June 30,
		% of Gross		% of Gross	Increase	%
Selling, General and Administrative —	2006	Profit	2005	Profit	(Decrease)	Change
	(Dollars in thousands)
Personnel costs	$156,914	35.7%	$149,419	37.0%	$7,495	5%
Sales compensation	50,177	11.4%	45,654	11.3%	4,523	10%
Stock-based compensation	2,296	0.5%	—	—%	2,296	100%
Outside services	27,983	6.4%	27,425	6.8%	558	2%
Advertising	24,826	5.6%	26,265	6.5%	(1,439)	(5)%
Rent	26,628	6.1%	23,765	5.9%	2,863	12%
Utilities	9,336	2.1%	8,501	2.1%	835	10%
Insurance	7,798	1.8%	7,205	1.8%	593	8%
Other	31,406	7.1%	30,318	7.5%	1,088	4%
Selling, general and administrative	$337,364	76.7%	$318,552	78.9%	$18,812	6%

Abandoned strategic project expenses	(1,658)		—
Stock-based compensation	(2,296)		—
Reorganization expenses	—		(3,566)
Adjusted selling, general and administrative	$333,410	76.3%	$314,986	78.0%	$18,424	6%

Gross Profit	$440,112		$403,956		$36,156	9%

Corporate generated F&I gain	(3,400)		—
Adjusted gross profit	$436,712		$403,956		$32,756	8%

SG&A expenses increased 6% to $337.4 million for the six months ended June 30, 2006, from $318.6 million for the six months ended June 30, 2005.  SG&A expenses includes $2.3 million of stock-based compensation expense and $1.7 million of abandoned strategic project expenses during the six months ended June 30, 2006, and $3.6 million of reorganization costs during the six months ended June 30, 2005.  Excluding these items, adjusted SG&A expense increased 6% to $333.4 million for the six months ended June 30, 2006, from $315.0 million for the six months ended June 30, 2005.  Adjusted SG&A expense as a percentage of adjusted gross profit (excluding the $3.4 million corporate generated F&I gain) for the six months ended June 30, 2006 improved 170 basis points to 76.3%, from 78.0% for the six months ended June 30, 2005.  The improvement in adjusted SG&A as a percentage of adjusted gross profit is a result of several strategic expense control initiatives including our regional reorganization and our advertising expense initiatives, which focus on the most effective use of our resources.  These improvements were offset by increased rent resulting from our strategy to reduce our ownership of real estate through the use of sale-leaseback transactions.

Depreciation and Amortization—

Depreciation and amortization expense increased 7% to $10.1 million for the six months ended June 30, 2006, from $9.5 million for the six months ended June 30, 2005.  This increase is primarily related to property and equipment acquired between July 1, 2005 and June 30, 2006.

Other Income (Expense)—

Floor plan interest expense increased 46% to $20.4 million for the six months ended June 30, 2006 from $14.0 million for the six months ended June 30, 2005. This increase was primarily a result of a 200 basis point increase in short-term interest rates.

Other interest expense increased 11% to $22.0 million for the six months ended June 30, 2006, from $19.9 million for the six months ended June 30, 2005.  The increase in other interest expense is a result of a higher effective interest rate on our 8% Notes due to the expiration of a fair value swap.  As a result, our 8% Notes, which had a variable rate while the fair value swap was in place, are now fixed at 8% until maturity in 2014.

Income Tax Expense—

Income tax expense increased 23% to $19.8 million for the six months ended June 30, 2006, from $16.1 million for the six months ended June 30, 2005.  Our effective tax rate for the six months ended June 30, 2006 and 2005 was 37.5%.

Discontinued Operations—

	For the Six Months Ended			For the Six Months Ended
	June 30, 2006			June 30, 2005
		Pending			Pending
	Sold	Disposition	Total	Sold(b)	Disposition(a)	Total
	(Dollars in thousands)
Franchises	6	1	7	16	1	17
Ancillary businesses	—	1	1	1	1	2

Income (loss) from operations	$(4,851)	$933	$(3,918)	$(811)	$916	$105
Other expense, net	(542)	(65)	(607)	(2,045)	(31)	(2,076)
Gain on disposition of discontinued operations, net	2,617	—	2,617	10	—	10
Income tax benefit (expense)	797	(325)	472	1,068	(332)	736
Discontinued operations, net of tax	$(1,979)	$543	$(1,436)	$(1,778)	$553	$(1,225)

(a)             Businesses were pending disposition as of June 30, 2006

(b)            Businesses were sold between January 1, 2005 and June 30, 2006

During the six months ended June 30, 2006, we sold six franchises (five dealership locations), and as of June 30, 2006, we were actively pursuing the sale of one franchise and one ancillary business. The $1.4 million loss from discontinued operations is primarily attributable to operating losses of the seven franchises mentioned above, offset by the $2.6 million gain ($1.6 million, net of tax) on the sale of six franchises during 2006. The $1.2 million loss from discontinued operations for the six months ended June 30, 2005, was primarily a result of the operating losses of the franchises mentioned above and franchises sold in 2005.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of June 30, 2006, our funds generated through future operations and the funds available for borrowings under our committed credit facility, floor plan financing agreements, mortgage notes payable and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions, current dividend commitments and any seasonal operating requirements for the foreseeable future.

As of June 30, 2006, we had cash and cash equivalents of $89.1 million and working capital of $389.9 million. In addition, we had $125.0 million available for borrowings under our committed credit facility for working capital, general corporate purposes and acquisitions.

Committed Credit Facility

In March 2005, we entered into a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A., and 17 other financial institutions (the “Syndicate”), which provided us with $150.0 million of working capital borrowing capacity and $650.0 million of new and used vehicle inventory financing at all of our dealerships except our Ford, Lincoln, Mercury, Mazda, Volvo and Rover dealerships (“Ford Trustmark”) and General Motors dealerships. In addition, Ford Motor Credit Corporation (“FMCC”) and General Motors Acceptance Corporation (“GMAC”) provide us with $150.0 million and $100.0 million, respectively, of floor plan financing outside of the Syndicate to finance inventory at our Ford Trustmark and General Motors dealerships.

In March 2006, we amended our Committed Credit Facility to include DaimlerChrysler Financial Services (“DCFS”) in the Syndicate and extend the maturity of the Committed Credit Facility from March 2008 to March 2009. In addition, DCFS agreed to provide a maximum of $120.0 million of floor plan financing outside of the Syndicate to finance inventory purchases at our Mercedes-Benz, Chrysler, Dodge and Jeep dealerships (“DaimlerChrysler Dealerships”). Pursuant to the signing of this amendment, floor plan borrowings from DCFS are now included in Floor plan notes payable — manufacturer affiliated on our Condensed Consolidated Balance Sheets. The DCFS facility has no stated termination date and borrowings will accrue interest based on LIBOR. Further, we reduced our working capital borrowing capacity from $150.0 million to $125.0 million and reduced the commitment of the Syndicate to finance our inventory purchases from $650.0 million to $425.0 million. In total, these commitments give us $125.0 million of working capital borrowing capacity and $795.0 million of floor plan borrowing capacity.

Floor Plan Financing-

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory. We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “floor plan notes payable — manufacturer affiliated” and all other floor plan notes payable “floor plan notes payable — non-manufacturer affiliated.”  As of June 30, 2006, total borrowing capacity under the floor plan financing agreements with our vehicle floor plan providers totaled $795.0 million. In addition, as of June 30, 2006, we had total borrowing capacity of $56.0 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of June 30, 2006, we had $660.0 million, including $2.6 million classified as Liabilities Associated with Assets Held for Sale, outstanding to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our vehicle inventory.

During the first quarter of 2006, we refinanced the floor plan notes payable at our DaimlerChrysler Dealerships through the repayment of $85.4 million of floor plan notes payable — non-manufacturer affiliated with borrowings from DCFS, a manufacturer affiliated lender. As a result, floor plan notes payable at our DaimlerChrysler Dealerships are included in floor plan notes payable — manufacturer affiliated on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2006.  Floor plan notes payable at our DaimlerChrysler Dealerships totaled $91.3 million and $95.4 million as of June 30, 2006 and December 31, 2005, respectively.  In addition, during the six months ended June 30, 2006, our Floor plan repayments — non-manufacturer affiliated and Floor plan notes payable — manufacturer affiliated each increased by $85.4 million on our accompanying Condensed Consolidated Statements of Cash Flows.

Acquisitions and Acquisition Financing-

We did not acquire any franchises during the six months ended June 30, 2006.  During the six months ended June 30, 2005, we acquired one franchise (one dealership location) for an aggregate purchase price of $12.0 million, of which $4.7 million was paid in cash through the use of available funds; $6.8 million was borrowed from our floor plan facilities, with the remaining $0.5 million representing the fair value of future payments. We plan to use our available cash, borrowings under our Committed Credit Facility or proceeds from future sale-leaseback transactions to finance future acquisitions.  Each year we expect to acquire dealerships that would add approximately $200.0 million of annualized revenues; however, we do not expect to achieve this target in 2006.

Sale-Leaseback Transactions

During the six months ended June 30, 2006, we completed one sale-leaseback transaction resulting in the sale of $11.0 million of real estate and construction improvements and the commencement of long-term operating leases for the assets sold.  During the six months ended June 30, 2005, we completed two sale-leaseback transactions, which resulted in the sale of approximately $15.7 million of real estate and construction improvements and the commencement of long-term operating leases for the assets sold.

Debt Covenants-

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) an adjusted current ratio of at least 1.2 to 1, of which our ratio was approximately 1.6 to 1 as of June 30, 2006; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was approximately 1.5 to 1 as of June 30, 2006; (iii) an adjusted leverage ratio of not more than 4.5 to 1, of which our ratio was approximately 3.1 to 1 as of June 30, 2006 and (iv) a minimum adjusted net worth of not less than $350.0 million, of which our adjusted net worth was approximately $506.9 million as of June 30, 2006. A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was approximately 1.5 to 1 as of June 30, 2006 and (ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was approximately 3.3 to 1 as of June 30, 2006. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of June 30, 2006, we were in compliance with all our debt and lease agreement covenants.

Cash Flows for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of a vehicle immediately after the vehicle is sold. As a result, changes in floor plan notes payable are directly linked to changes in new vehicle inventory and therefore are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided a reconciliation of cash flow from operating activities and financing activities, as if all changes in floor plan notes payable were classified as an operating activity.

	For the Six Months Ended
	June 30,
(In thousands)	2006	2005
Reconciliation of cash provided by (used in) operating activities to adjusted cash provided by operating activities
Cash provided by (used in) operating activities	$105,685	$(77,696)
Floor plan notes payable — non-manufacturer affiliated, net	(98,181)	123,472
Cash provided by operating activities — as adjusted	$7,504	$45,776

Reconciliation of cash (used in) provided by financing activities to adjusted cash provided by (used in) financing activities
Cash (used in) provided by financing activities	$(94,977)	$97,686
Floor plan borrowings — non-manufacturer affiliated	(1,273,177)	(1,753,115)
Floor plan repayments — non-manufacturer affiliated	1,371,358	1,629,643
Cash provided by (used in) financing activities — as adjusted	$3,204	$(25,786)

Operating Activities-

Net cash provided by operating activities totaled $105.7 million for the six months ended June 30, 2006. Net cash used in operating activities totaled $77.7 million for the six months ended June 30, 2005. Net cash provided by operating activities, as adjusted, totaled $7.5 million for the six months ended June 30, 2006, and $45.8 million for the six months ended June 30, 2005. Cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory. The $38.3 million decrease in our cash provided by operating activities, as adjusted, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, was primarily attributable to (i) $50.8 million related to the timing of inventory purchases and repayments of floor plan notes payable (including $21.0 million of repayments associated with six franchise divestitures discussed below); and (ii) $28.4 million related to the timing of payments of accounts payable and accrued liabilities and prepaid assets, including a $13.7 million payment associated with the expiration of three interest rate swaps, offset by $33.0 million related to the timing of collection of accounts receivable and contracts-in-transit.

We borrowed $6.8 million from our floor plan facilities for the purchase of inventory in connection with one franchise acquisition during the six months ended June 30, 2005.  We did not complete any acquisitions during the six months ended June 30, 2006.  In connection with six and four franchise divestitures, we repaid $21.0 million and $4.7 million of floor plan notes payable during the six months ended June 30, 2006 and 2005, respectively. Acquisition and divestiture activity decreased our cash provided by operating activities, as adjusted, by $21.0 million for the six months ended June 30, 2006.  Acquisition and divestiture activity increased our cash provided by operating activities, as adjusted, by $2.1 million for the six months ended June 30, 2005.

Investing Activities—

Net cash provided by investing activities totaled $21.2 million for the six months ended June 30, 2006.  Net cash used in investing activities totaled $37.0 million for the six months ended June 30, 2005. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $23.3 million for the six months ended June 30, 2006, and $35.2 million for the six months ended June 30, 2005.  During the six months ended June 30, 2006 and 2005, $7.1 million and $18.2 million, respectively, of capital expenditures were financed or were pending financing through sale-leaseback agreements or mortgage notes payable. Our capital expenditures consisted of upgrades to our existing facilities and construction of new facilities. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. During the six months ended June 30, 2006 and 2005, we received $3.1 million and $2.6 million, respectively, of construction reimbursements from lessors in connection with our sale-leaseback agreements. We expect that capital expenditures during 2006 will total between $60.0 million and $70.0 million, of which we intend to finance approximately 40% to 50% principally through sale-leaseback agreements.

Cash used for acquisitions totaled $11.6 million for the six months ended June 30, 2005.  We did not complete any acquisitions during the six months ended June 30, 2006.

Proceeds from the sale of assets totaled $42.1 million for the six months ended June 30, 2006, and $8.0 million for the six months ended June 30, 2005. Included in proceeds from the sale of assets is the sale of six franchises (five dealership locations) during the six months ended June 30, 2006 and four franchises (two dealership locations) during the six months ended June 30, 2005. We completed the sale of the two remaining Thomason dealerships in Portland, Oregon in April 2006, for which we received approximately $14.6 million of net proceeds (approximately $22.2 million of gross proceeds less approximately $7.6 million of floor plan repayments). We continuously monitor the profitability and market value of our dealerships, specifically the 10% contributing the least amount of operating income, and may strategically divest non-profitable dealerships.

Financing Activities—

Net cash used in financing activities totaled $95.0 million for the six months ended June 30, 2006. Net cash provided by financing activities totaled $97.7 million for the six months ended June 30, 2005. Net cash provided by financing activities, as adjusted, totaled $3.2 million for the six months ended June 30, 2006. Net cash used in financing activities, as adjusted, totaled $25.8 million for the six months ended June 30, 2005.

During the six months ended June 30, 2006 and 2005, we repaid debt of $2.2 million and $42.0 million, respectively. The majority of repayments during the six months end June 30, 2005, resulted from our decision to repay approximately $29.0 million of our variable rate mortgage notes payable.

During the six months ended June 30, 2006 and 2005, we received proceeds from the exercise of stock options of $3.9 million and $0.4 million, respectively.

During the six months ended June 30, 2006 and 2005, proceeds from borrowings amounted to $1.0 million and $20.7 million, respectively, which related primarily to mortgage financing associated with the construction of dealership facilities.

Off-Balance Sheet Transactions

We had no material off-balance sheet transactions during the periods presented other than those disclosed in Note 14 of our Condensed Consolidated financial statements.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 9% Senior Subordinated Notes due 2012, our 8% Senior Subordinated Notes due 2014 and our Committed Credit Facility, our ability to repurchase shares of our common stock or pay cash dividends is limited. As of June 30, 2006, our ability to repurchase shares or pay cash dividends was limited to an aggregate purchase price of $76.1 million due to these restrictions. We did not repurchase any shares of our common stock during 2006 or 2005.  On July 31, 2006, our Board of Directors declared a quarterly dividend of $0.20 per common share payable on August 24, 2006 to shareholders of record as of August 11, 2006.

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

Inventories—

Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for new and used vehicles, we consider (i) the aging of new and used vehicles, (ii) loss histories of new and used vehicles, (iii) the timing of annual and model changeovers of new vehicles and (iv) current market conditions. We very rarely sell new vehicles that have been in inventory for less than 300 days at a loss. Our new vehicle loss histories have indicated that our losses range between 1 to 4% of our new vehicle inventory that exceeded 300 days old. As of June 30, 2006, our new vehicle loss reserve was $0.3 million or 2.7% of new vehicle inventory over 300 days old. Each 1% change in our estimate would change our new vehicle reserve approximately $0.1 million. Our used vehicle loss histories have indicated that our losses range between 2 to 4% of our used vehicle inventory. As of June 30, 2006, our used vehicle loss reserve was $4.1 million or 3.3% of used vehicle inventory. A 1% change in our estimate of used vehicle losses would change Used Vehicle Cost of Sales by approximately $1.2 million.

Notes Receivable—Finance Contracts—

As of June 30, 2006 and December 31, 2005, we had outstanding notes receivable from finance contracts of $23.8 million and $27.2 million, respectively. These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve. Our loss histories indicate our future credit losses will be approximately 14% of notes receivable. Our allowance for credit losses was $3.3 million and $3.5 million as of June 30, 2006 and December 31, 2005, respectively. A 1% change in our estimate of notes receivable losses during the three and six months ended June 30, 2006 would change our Finance and Insurance, net by approximately $0.2 million.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated. F&I commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 7% and 18%. Our chargeback reserves were $14.0 million and $12.6 million as of June 30, 2006 and December 31, 2005, respectively. A 1% change in chargebacks of all our products during the three and six months ended June 30, 2006 would change Finance and Insurance, net by approximately $0.8 million.

Self Insurance Reserves—

We are self insured for certain employee medical, workers compensation and general liability claims. We maintain stop loss insurance for individual and aggregate claims. We maintain and frequently review claim and loss histories to help us assess our future liability for these claims. In addition, we use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of June 30, 2006, we had $5.7 million of insurance reserves for both known and unknown employee medical, workers compensation and general liability claims.

Goodwill and Other Intangible Assets—

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that based on how we operate our business, allocate resources, and regularly review our financial data and operating results that we qualify as a single reporting unit for purposes of testing goodwill for impairment. We evaluate our operations and financial results in the aggregate by dealership. The dealership general managers implement the strategy as determined by the corporate office in conjunction with our regional management teams, and have the independence and flexibility to respond effectively to local market conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption.  We are currently evaluating the impact of FIN No. 48 on our condensed consolidated financial statements and disclosures.

In October 2005, the FASB issued Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005.  Accordingly, we adopted the provisions of FSP No. FAS 13-1 in January 2006 and currently expense all rent obligations incurred during the construction period.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Adjusted cash provided by (used in) operating and financing activities

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of a vehicle immediately after the vehicle is sold. As a result, changes in floor plan notes payable are directly linked to changes in new vehicle inventory and therefore are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided a reconciliation of cash flow from operating activities and financing activities, as if all changes in floor plan notes payable were classified as an operating activity.

	For the Six Months Ended June 30,
(In thousands)	2006	2005
Reconciliation of cash provided by (used in) operating activities to adjusted cash provided by operating activities
Cash provided by (used in) operating activities	$105,685	$(77,696)
Floor plan notes payable — non-manufacturer affiliated, net	(98,181)	123,472
Cash provided by operating activities — as adjusted	$7,504	$45,776

Reconciliation of cash (used in) provided by financing activities to adjusted cash provided by (used in) financing activities
Cash (used in) provided by financing activities	$(94,977)	$97,686
Floor plan borrowings — non-manufacturer affiliated	(1,273,177)	(1,753,115)
Floor plan repayments — non-manufacturer affiliated	1,371,358	1,629,643
Cash provided by (used in) financing activities — as adjusted	$3,204	$(25,786)

Dealership generated F&I -

We evaluate our F&I performance on a Per Vehicle Retailed (“PVR”) basis by dividing our total F&I commissions by the number of retail vehicles sold. During 2003, we renegotiated a contract with a third party F&I product provider, which resulted in the recognition of income in 2006 and 2005 that was not attributable to retail vehicles sold during 2006 and 2005 (referred to as “corporate generated F&I”).  During the second quarter of 2006, we decided to sell our remaining interest in the pool of extended service contracts that had been the source of our corporate generated F&I, which resulted in the recognition of a $3.4 million gain on the sale (“corporate generated F&I gain”).  We believe that dealership generated F&I, which excludes the additional revenue derived from this contract, provides a more accurate measure of our F&I operating performance.

The following table reconciles Finance and insurance, net to dealership generated F&I, and provides the necessary components to calculate dealership generated F&I PVR:

	For the Three Months Ended June 30,
(Dollars in thousands, except per vehicle data)	2006	2005
Reconciliation of Finance and insurance, net to dealership generated F&I:
Finance and insurance, net	$43,224	$39,064
Less: corporate generated F&I	(692)	(1,367)
Less: corporate generated F&I gain	(3,400)	—
Dealership generated F&I	$39,132	$37,697

Dealership generated F&I PVR	$875	$879

Retail units sold:
New retail units	28,329	27,449
Used retail units	16,414	15,425
Total retail units	44,743	42,874

	For the Six Months Ended June 30,
(Dollars in thousands, except per vehicle data)	2006	2005
Reconciliation of Finance and insurance, net to dealership generated F&I:
Finance and insurance, net	$78,844	$74,554
Less: corporate generated F&I	(1,685)	(2,570)
Less: corporate generated F&I gain	(3,400)	—
Dealership generated F&I	$73,759	$71,984

Dealership generated F&I PVR	$870	$890

Retail units sold:
New retail units	52,887	50,934
Used retail units	31,904	29,926
Total retail units	84,791	80,860

Adjusted SG&A Expenses as a percentage of adjusted gross profit

(Dollars in thousands)	For the Three Months Ended June 30,
	2006	2005
Adjusted SG&A expenses as a percentage of adjusted gross profit:
SG&A expenses	$171,715	$160,185
Abandoned strategic project expenses	(1,417)	—
Stock-based compensation expense	(927)	—
Adjusted SG&A expenses	$169,371	$160,185

Gross profit	$228,782	$209,459
Corporate generated F&I gain	(3,400)	—
	$225,382	$209,459

Adjusted SG&A expenses as a percentage of adjusted gross profit	75.1%	76.5%

(Dollars in thousands)	For the Six Months Ended June 30,
	2006	2005
Adjusted SG&A expenses as a percentage of adjusted gross profit:
SG&A expenses	$337,364	$318,552
Reorganization expenses	—	(3,566)
Abandoned strategic project expenses	(1,658)	—
Stock-based compensation expense	(2,296)	—
Adjusted SG&A expenses	$333,410	$314,986

Gross profit	$440,112	$403,956
Corporate generated F&I gain	(3,400)	—
	$436,712	$403,956

Adjusted SG&A expenses as a percentage of adjusted gross profit	76.3%	78.0%

Adjusted income from continuing operations

(In thousands)	For the Three Months Ended June 30,
	2006	2005
Adjusted income from continuing operations:
Net income	$19,004	$15,986
Discontinued operations, net of tax	420	1,065
Income from continuing operations	19,424	17,051

Corporate generated F&I gain, net of tax	(2,125)	—
Abandoned strategic project expenses, net of tax	886	—
Stock-based compensation expense, net of tax	579	—
Adjusted income from continuing operations	$18,764	$17,051

(In thousands)	For the Six Months Ended June 30,
	2006	2005
Adjusted income from continuing operations:
Net income	$31,557	$25,627
Discontinued operations, net of tax	1,436	1,225
Income from continuing operations	32,993	26,852

Corporate generated F&I gain, net of tax	(2,125)	—
Reorganization expenses, net of tax	—	2,229
Abandoned strategic project expenses, net of tax	1,036	—
Stock-based compensation expense, net of tax	1,435	—
Adjusted income from continuing operations	$33,339	$29,081

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $697.0 million of total variable rate debt (including floor plan notes payable) outstanding as of June 30, 2006, a 1% change in interest rates would result in a change of approximately $7.0 million to our annual interest expense. Conversely, based on fixed-rate debt of $469.2 million (excluding $9.2 million of our fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014) a 1% change in interest would mean we would not experience the impact of a $4.7 million change in our annual interest expense.

We received $14.3 million of interest credit assistance from certain automobile manufacturers during the six months ended June 30, 2006. Interest credit assistance reduced new vehicle cost of sales from continuing operations for the six months ended June 30, 2006 by $13.5 million and reduced new vehicle inventory by $4.2 million and $3.6 million as of June 30, 2006 and December 31, 2005, respectively. Although we can provide no assurance as to the amount of future interest credit assistance, based on historical data, it is our expectation that an increase in prevailing interest rates would result in some increase in interest credit assistance from certain (mainly domestic) automobile manufacturers.

Interest Rate Hedges

Three of our interest rate swap agreements expired in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements.  Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of June 30, 2006 was $2.4 million of unrecognized amortization related to our two expired cash flow swaps, which are being amortized over eight years as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income.  In addition, included as a reduction to our 8% Senior Subordinated Notes due 2014 (“8 % Notes”) as of June 30, 2006 was $9.2 million of unrecognized amortization related to our expired fair value swap, which is being amortized over eight years as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income.  The expiration of these three swap agreements will increase floor plan and other interest expense by $0.7 million and $1.0 million, respectively, during 2006.

We have an interest rate swap agreement with a notional principal amount of $14.4 million as of June 30, 2006, as a hedge against future changes in the interest rate of our variable rate mortgage notes payable. Under the terms of the swap agreement, we are required to make payments at a fixed rate of 6.08% and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of June 30, 2006 and December 31, 2005, the swap agreement had a fair value of $0.7 million and $0.3 million, respectively, which is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The results of the votes cast at the Company’s Annual Meeting on May 5, 2006 were as follows:

Election of Class I Directors:

	For	Withheld
Janet M. Clarke	29,952,728	1,074,709
Michael J. Durham	29,880,285	1,147,152
Charles B. Tomm	29,961,727	1,065,710

Ratification of appointment of Deloitte & Touche L.L.P. as independent public accountants for 2006:

For	30,952,191
Against	72,646
Abstain	2,600

Item 5. Directors and Executive Officers

In connection with certain strategic projects that have subsequently been abandoned, on May 5, 2006, the Company’s Board of Directors formed a special committee comprised of the following independent directors:

Michael Durham, the special committee’s chairman, Janet M. Clarke, Philip F. Maritz and Vernon E. Jordan, Jr.  The members of the special committee each received the following compensation, as applicable: a one-time payment of $45,000 for Mr. Durham as the chairman of such committee and $30,000 for the other committee members.  In addition, each was entitled to payment of $1,500 per meeting of the special committee; and payment of $1,500 for each day during which a special committee member focused significant attention on the business of the special committee, plus, in all cases, his or her reasonable out-of-pocket expenses.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

15.1	Awareness letter from Deloitte & Touche LLP.

31.1

Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2006.

31.2

Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2006.

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2006.

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2006.

*                    Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: August 7, 2006	By:	/s/ KENNETH B. GILMAN
Name: Kenneth B. Gilman
Title: Chief Executive Officer and President

Date: August 7, 2006	By:	/s/ J. GORDON SMITH
		Name:	J. Gordon Smith
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

15.1	Awareness letter from Deloitte & Touche LLP.

31.1

Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2006.

31.2

Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2006.

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2006.

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2006.

* Incorporated by reference