Form 10-Q
period 2006-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2006-11-07
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of November 3, 2006, was 33,442,119 (net of 1,537,576 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$133,475	$57,194
Contracts-in-transit	95,222	122,250
Accounts receivable (net of allowance of $690 and $1,216, respectively)	152,039	167,203
Inventories	715,458	709,791
Deferred income taxes	19,825	19,825
Prepaid and other current assets	59,698	57,419
Assets held for sale	12,451	51,498
Total current assets	1,188,168	1,185,180

PROPERTY AND EQUIPMENT, net	201,053	193,457
GOODWILL	449,785	457,405
OTHER LONG-TERM ASSETS	91,741	94,758
Total assets	$1,930,747	$1,930,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$293,928	$204,044
Floor plan notes payable—non-manufacturer affiliated	319,446	410,338
Current maturities of long-term debt	26,263	24,522
Accounts payable	64,610	72,432
Accrued liabilities	93,756	100,043
Liabilities associated with assets held for sale	—	26,847
Total current liabilities	798,003	838,226

LONG-TERM DEBT	456,283	472,427
DEFERRED INCOME TAXES	44,055	44,287
OTHER LONG-TERM LIABILITIES	30,090	28,094
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 90,000,000 shares authorized, 34,921,981 and 34,435,252 shares issued, including shares held in treasury, respectively	349	344
Additional paid-in capital	427,535	417,055
Retained earnings	191,073	148,986
Treasury stock, at cost; 1,537,576 and 1,586,587 shares held, respectively	(14,567)	(15,032)
Accumulated other comprehensive loss	(2,074)	(3,587)
Total shareholders’ equity	602,316	547,766
Total liabilities and shareholders’ equity	$1,930,747	$1,930,800

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
New vehicle	$913,194	$891,491	$2,652,347	$2,535,068
Used vehicle	394,402	360,029	1,137,069	1,028,901
Parts, service and collision repair	171,652	165,126	513,576	474,798
Finance and insurance, net	41,198	40,133	120,042	114,687
Total revenues	1,520,446	1,456,779	4,423,034	4,153,454

COST OF SALES:
New vehicle	848,979	830,005	2,466,609	2,360,850
Used vehicle	357,864	327,670	1,032,966	937,903
Parts, service and collision repair	83,843	81,780	253,587	233,421
Total cost of sales	1,290,686	1,239,455	3,753,162	3,532,174
GROSS PROFIT	229,760	217,324	669,872	621,280

OPERATING EXPENSES:
Selling, general and administrative	174,996	168,395	512,360	486,947
Depreciation and amortization	5,076	4,930	15,164	14,390
Income from operations	49,688	43,999	142,348	119,943

OTHER INCOME (EXPENSE):
Floor plan interest expense	(10,311)	(6,533)	(30,712)	(20,521)
Other interest expense	(11,225)	(10,314)	(33,268)	(30,183)
Interest income	1,523	163	3,271	598
Loss on extinguishment of long-term debt, net	(914)	—	(914)	—
Other income, net	400	14	1,225	455
Total other expense, net	(20,527)	(16,670)	(60,398)	(49,651)
Income before income taxes	29,161	27,329	81,950	70,292

INCOME TAX EXPENSE	10,935	10,248	30,731	26,359
INCOME FROM CONTINUING OPERATIONS	18,226	17,081	51,219	43,933
DISCONTINUED OPERATIONS, net of tax	(1,047)	(2,128)	(2,483)	(3,354)

NET INCOME	$17,179	$14,953	$48,736	$40,579

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.55	$0.52	$1.55	$1.35
Discontinued operations	(0.03)	(0.06)	(0.08)	(0.11)
Net income	$0.52	$0.46	$1.47	$1.24

Diluted—
Continuing operations	$0.54	$0.52	$1.51	$1.34
Discontinued operations	(0.03)	(0.07)	(0.07)	(0.10)
Net income	$0.51	$0.45	$1.44	$1.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	33,258	32,737	33,087	32,644
Diluted	33,841	33,032	33,853	32,847

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$48,736	$40,579
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	15,164	14,390
Depreciation and amortization from discontinued operations	209	1,405
Share-based compensation	3,258	—
Amortization of deferred financing fees	1,759	1,606
Change in allowance for doubtful accounts	(526)	(1,016)
(Gain) loss on sale of discontinued operations, net	(2,076)	416
Deferred income taxes	(1,221)	—
Loss on extinguishment of long-term debt, net	914	—
Other adjustments	5,403	5,195
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Contracts-in-transit	27,028	23,399
Accounts receivable	534	(6,438)
Proceeds from the sale of accounts receivable	14,347	12,390
Inventories	11,413	132,676
Prepaid and other current assets	(25,334)	(19,114)
Floor plan notes payable—manufacturer affiliated	89,884	(175,442)
Accounts payable and accrued liabilities	(4,800)	2,381
Excess tax benefits from share-based payment arrangements	(1,723)	—
Other long-term assets and liabilities	5,392	4,987
Net cash provided by operating activities	188,361	37,414

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—internally financed	(22,814)	(26,598)
Capital expenditures—externally financed	(11,871)	(24,355)
Construction reimbursements associated with sale-leaseback agreements	3,383	4,127
Acquisitions	—	(24,621)
Proceeds from the sale of assets	43,691	12,794
Other investing activities	(1,297)	(707)
Net cash provided by (used in) investing activities	11,092	(59,360)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-manufacturer affiliated	1,838,366	2,454,384
Floor plan repayments—non-manufacturer affiliated	(1,946,033)	(2,406,138)
Proceeds from borrowings	987	23,266
Repayments of debt	(17,524)	(49,748)
Payments of debt issuance costs	—	(4,975)
Net proceeds from share-based payment arrangements	5,958	3,062
Payments of dividends	(6,649)	—
Excess tax benefits from share-based payment arrangements	1,723	—
Net cash (used in) provided by financing activities	(123,172)	19,851
Net increase (decrease) in cash and cash equivalents	76,281	(2,095)

CASH AND CASH EQUIVALENTS, beginning of period	57,194	28,093
CASH AND CASH EQUIVALENTS, end of period	$133,475	$25,998

See Note 13 for supplemental cash flow information

See Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  DESCRIPTION OF BUSINESS

Asbury Automotive Group, Inc. is a national automotive retailer, operating 120 franchises (87 dealership locations) in 21 metropolitan markets within 10 states as of September 30, 2006. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 24 collision repair centers that serve our markets.

Our retail network is currently organized into four regions and includes ten dealership groups, each marketed under different local brands: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas and our Spirit dealership operating in Los Angeles, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri, our Gray Daniels dealerships operating in Jackson, Mississippi and our Northern California Dealerships operating in Sacramento and Fresno, remain standalone operations.

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

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005 have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale for franchises, ancillary businesses and completed construction projects held for sale at each balance sheet date. In addition, the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005, have been reclassified to reflect the status of our discontinued operations as of September 30, 2006.

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

We receive commissions from third party lending and insurance institutions for arranging customer financing and for the sale of vehicle service contracts, credit life insurance and disability insurance to customers (collectively “F&I”).  We may be charged back (“chargebacks”) for F&I commissions in the event a contract is terminated. F&I commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. F&I commissions, net of estimated chargebacks, are included in Finance and insurance, net in the accompanying Condensed Consolidated Statements of Income.

Goodwill and Other Intangible Assets

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that based on how we operate our business, allocate resources, and regularly review our financial data and operating results that we qualify as a single reporting unit for purposes of testing goodwill for impairment. We evaluate our operations and financial results in the aggregate by dealership.  The dealership general managers are responsible for customer facing activities, including inventory management, advertising and personnel decisions; and have the flexibility to respond to local market conditions while the corporate management team, with input from the regional management teams, is responsible for infrastructure and general strategy decisions.

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

Share-Based Compensation

Effective January 2006, we adopted SFAS No. 123R “Share-Based Payment” under the modified prospective transition method and therefore we record share-based compensation expense under the fair value method on a straight-line basis over the vesting period. Accordingly, prior periods have not been restated. Prior to January 2006, including the three and nine months ended September 30, 2005, we recorded share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB Opinion No. 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.

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

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Condensed Consolidated Statements of Income. We recognized minor ineffectiveness during the nine months ended September 30, 2006 and September 30, 2005.

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

The net change in service loaner vehicle obligations is reflected as an operating activity as a component of Prepaid and Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows, as these borrowings and repayments are with lenders affiliated with the vehicle manufacturer from which we purchase the related vehicles.

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

Tax benefits related to share-based awards that are fully vested prior to the adoption of SFAS No. 123R are included as cash inflows from financing activities and cash outflows from operating activities on the accompanying Condensed Consolidated Statements of Cash Flows.  Excess tax benefits related to share-based awards that are partially vested upon or granted after the adoption of SFAS No. 123R are also included as cash inflows from financing activities and cash outflows from operating activities on the accompanying Condensed Consolidated Statements of Cash Flows.

Net proceeds from share-based payment arrangements include payments from employees upon the exercise of stock options, net of payments of employee income taxes in connection with net share settlements of share-based awards.  Net share settlements of share-based awards result in (i) the issuance of shares of our common with a value equal to the employee’s intrinsic value and (ii) the payment of the income tax on behalf of the employee in lieu of issuing additional shares of common stock.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption.  We are currently evaluating the impact of FIN No. 48 on our condensed consolidated financial statements and disclosures.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our condensed consolidated financial statements and disclosures.

3.  SHARE-BASED COMPENSATION

We have established two share-based compensation plans (the “Plans”) under which we have granted non-qualified stock options, performance share units and restricted share units to our directors, officers and employees at fair market value on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire ten years from the date of grant.  Performance share units generally vest after two to three years from the date of grant and provide the holder the opportunity to receive additional shares of common stock if certain performance criteria are achieved.  The actual number of shares earned by a holder of performance share units may range from 0% to 180% of the target number of shares to be granted to such a holder, depending on the achievement of certain performance criteria over a defined period of timeare achieved.  Restricted share units vest ratably over two to three years from the date of grant and have voting and dividends rights prior to vesting.  We have granted a total of 4,310,954 non-qualified stock options and 175,500 performance share units to certain of our key employees and officers and 12,500 restricted share units to members of our board of directors.  As of September 30, 2006, there were 1,674,820 non-qualified stock options, 174,500 performance share units and 12,500 restricted share units outstanding.  In addition, there were approximately 2,225,000 share-based awards available for grant under our share-based compensation plans as of September 30, 2006.  We expect to continue to issue performance share units and restricted share units in lieu of non-qualified stock options.

Effective January 2006, we adopted SFAS No. 123R under the modified prospective transition method.  As a result we have recorded share-based compensation expense for the three and nine months ended September 30, 2006, under the fair value method.  Prior to January 2006, including the three and nine months ended September 30, 2005, we accounted for share-based awards under the intrinsic value method in accordance with APB Opinion No. 25 and therefore did not record any share-based compensation expense.  During the nine months ended September 30, 2006, the adoption of SFAS No. 123R resulted in incremental share-based compensation expense of $2.1 million (excluding $1.2 million associated with our decision to issue performance share units and restricted share units).  The incremental share-based compensation expense decreased income before income taxes by $2.1 million, net income by $1.3 million and basic and diluted earnings per common share by $0.04 per share.  Net cash provided by operating activities decreased and net cash used in financing activities decreased by $1.7 million related to excess tax benefits from share-based payment arrangements.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model.  The fair value of each performance share unit and restricted share unit is calculated using the closing market price of our common stock on the date of grant.  Expected volatilities are based on the historical volatility of our common stock.  We use historical data to estimate the rate of option exercises and employee turnover within the valuation model.  The expected term of options granted represents the period of time that the related options are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We recorded $1.0 million in compensation expense and an associated tax benefit of $0.4 million for the three months ended September 30, 2006; and $3.3 million in compensation expense and an associated tax benefit of $1.2 million for the nine months ended September 30, 2006.  We did not recognize any material share-based compensation expense during the nine months ended September 30, 2005.  As of September 30, 2006, there was $3.7 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 0.7 years.  The following table illustrates the effect on net income and net income per share had our share-based awards been recorded using the fair value method of SFAS No. 123R for the three and nine months ended September 30, 2005:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(In thousands, except per share data)	2005	2005

Net income	$14,953	$40,579
Adjustments to net income:
Share-based compensation expense included in net income, net of tax	—	1
Pro forma share-based compensation expense, net of tax	(669)	(2,009)
Pro forma net income	$14,284	$38,571

Net income per common share—basic (as reported)	$0.46	$1.24

Net income per common share—diluted (as reported)	$0.45	$1.24

Pro forma net income per common share—basic	$0.44	$1.18

Pro forma net income per common share—diluted	$0.43	$1.17

A summary of options outstanding and exercisable under the Plans as of September 30, 2006, and changes during the nine months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding - December 31, 2005	2,941,262	$15.35
Granted	—	—
Exercised	(1,224,229)	$16.38
Expired / Forfeited	(42,213)	$15.01
Options outstanding—September 30, 2006	1,674,820	$14.61	4.3	$10,032,172

Options exercisable—September 30, 2006	1,287,285	$14.51	6.5	$7,839,566

*                    Based on the closing price of our common stock on September 30, 2006

Cash received from option exercises for the nine months ended September 30, 2006 totaled $6.8 million.  The actual intrinsic value of options exercised during the nine months ended September 30, 2006 was $4.8 million. The actual tax benefit realized for the tax deductions from option exercises totaled $1.8 million for the nine months ended September 30, 2006.

A summary of performance share units and restricted share units as of September 30, 2006, and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2005	—	$—
Granted	175,500	$16.86
Performance estimate	43,875	$16.86
Vested	—	$—
Forfeited	(1,000)	$16.86
Performance Share Units—September 30, 2006*	218,375	$16.86

*                    Includes an estimate of 43,875 out of a maximum of 140,400 issuable upon attaining certain performance metrics

	Shares	Weighted Average Grant Date Fair Value
Restricted Share Units—December 31, 2005	—	$—
Granted	12,500	$19.81
Vested	—	$—
Forfeited	—	$—
Restricted Share Units—September 30, 2006	12,500	$19.81

Each performance share unit provides an opportunity for the employee to receive a number of shares of our common stock based on our performance during a three year period as measured against objective performance goals as determined by the compensation committee of our board of directors. The actual number of shares earned may range from 0% to 180% of the target number of shares depending upon achievement of the performance goals.

4.  INVENTORIES

Inventories consist of the following:

	As of
(In thousands)	September 30, 2006	December 31, 2005

New vehicles	$550,404	$556,141
Used vehicles	121,485	111,000
Parts and accessories	43,569	42,650
Total inventories	$715,458	$709,791

The lower of cost or market reserves for inventory totaled $5.2 million and $4.3 million as of September 30, 2006 and December 31, 2005, respectively. In addition to the inventories shown above, we had $18.9 million of inventory as of December 31, 2005 classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheet as they were associated with franchises held for sale.  There was no inventory classified as Assets Held for Sale as of September 30, 2006.

5.  ACQUISITIONS

We did not acquire any franchises during the nine months ended September 30, 2006.  During the nine months ended September 30, 2005, we acquired three franchises (one dealership location) for an aggregate purchase price of $26.8 million, including $9.3 million of cash, $15.3 million of borrowings from our floor plan facilities, the exchange of two of our franchises valued at $1.5 million and $0.7 million of future payments.

The allocation of purchase price for acquisitions is as follows:

(In thousands)	For the Nine Months Ended September 30, 2005

Inventories	$17,156
Fixed assets	344
Other assets	1
Goodwill	6,400
Franchise rights	2,850
Total purchase price	$26,751

6.  GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

During the nine months ended September 30, 2006, we sold six franchises (five dealership locations) and one ancillary business resulting in the removal of approximately $7.6 million of Goodwill from our Condensed Consolidated Balance Sheets. There were no manufacturer franchise rights associated with these franchises at the time of sale as these franchises were purchased prior to the adoption of SFAS No. 142 “Goodwill and Other Intangibles.”  Manufacturer franchise rights totaled $41.8 million as of September 30, 2006 and December 31, 2005, and are included in Other Long-term Assets on the accompanying Condensed Consolidated Balance Sheets.

7.  ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) costs of completed construction projects included in pending sale-leaseback transactions where an unaffiliated third party reimburses us during construction or will reimburse us upon completion of the transaction.

Assets associated with discontinued operations include real estate associated with former dealership locations in Texas as of September 30, 2006.  As of December 31, 2005, assets and liabilities associated with discontinued operations included two franchises (two dealership locations) in Oregon and two franchises (two dealership locations) in Southern California. During the nine months ended September 30, 2006, we sold the franchises that had been held for sale as of December 31, 2005, as well as two additional franchises (one dealership location) and one ancillary business in Florida for proceeds of $43.5 million, resulting in a net gain of $2.1 million. Assets associated with discontinued operations totaled $12.5 million and $39.6 million as of September 30, 2006 and December 31, 2005, respectively.  Liabilities associated with discontinued operations totaled $16.8 million as of December 31, 2005.  There were no liabilities associated with discontinued operations as of September 30, 2006.

Included in Assets Held for Sale as of December 31, 2005, were $11.9 million of costs associated with two completed projects included in pending sale-leaseback transactions.  As of December 31, 2005, Liabilities Associated with Assets Held for Sale included $10.0 million of reimbursements associated with the two completed construction projects. During the nine months ended September 30, 2006, we incurred $1.5 million of additional construction costs associated with the completion of these two sale-leaseback transactions resulting in (i) the sale of $13.4 million of assets; (ii) the receipt of the remaining $3.4 million of reimbursements and (iii) the commencement of long-term operating leases for the assets sold.

A summary of assets and liabilities held for sale is as follows:

	As of
(In thousands)	September 30, 2006	December 31, 2005
Assets:
Inventories	$—	$18,940
Property and equipment, net	12,451	32,558
Total assets	12,451	51,498
Liabilities:
Floor plan notes payable	—	16,775
Other liabilities	—	10,072
Total liabilities	—	26,847
Net assets held for sale	$12,451	$24,651

Included in Prepaid and Other Current Assets on the accompanying Condensed Consolidated Balance Sheets are costs associated with construction projects, which we intend to sell through sale-leaseback transactions but have not been completed and therefore are not available for sale. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is reimbursing us, or will reimburse us, for the cost of construction of dealership facilities being constructed on the land. We capitalize the cost of the construction during the construction period and record a corresponding liability equal to the amount of any reimbursed funds. Upon completion of the construction, we will execute the sale-leaseback transaction and remove the cost of construction and the related liability from our Condensed Consolidated Balance Sheets. The book value of assets associated with construction projects that have not been completed as of September 30, 2006 and December 31, 2005 totaled $11.1 million and $2.9 million, respectively. As of September 30, 2006 and December 31, 2005, there were no liabilities associated with these construction projects.

8.  LONG-TERM DEBT

Long-term debt consists of the following:

	As of
(In thousands)	September 30, 2006	December 31, 2005

9% Senior Subordinated Notes due 2012	$250,000	$250,000
8% Senior Subordinated Notes due 2014 ($185.0 million and $200.00 million face value, respectively, net of hedging activity of $8,229 and $8,028, respectively)	176,771	191,972
Mortgage notes payable	27,079	26,764
Loaner vehicle obligations	24,146	21,676
Capital lease obligations	3,691	4,548
Other notes payable	859	1,989
	482,546	496,949
Less—current portion	(26,263)	(24,522)
Long-term debt	$456,283	$472,427

In September 2006, we recognized a $0.9 million loss on the extinguishment of $15.0 million of our 8% Notes.  Included in the $0.9 million loss is a $0.7 million write-off of a portion of the unamortized value of our terminated fair value swap and a $0.4 million write-off of a portion of the unamortized debt issuance costs associated with the 8% Notes, offset by a $0.2 million market discount on the 8% Notes.  This transaction will reduce our other interest expense annually by $1.2 million.  Our board of directors has authorized us to repurchase up to an additional $25.0 million of our Senior Subordinated Notes, which we may do depending on market conditions.

In March 2006, we amended our Committed Credit Facility to include DaimlerChrysler Financial Services (“DCFS”) as a lender and extended its maturity to March 2009.  In addition, DCFS has agreed to provide a maximum of $120.0 million of floor plan financing outside of the Committed Credit Facility to finance inventory purchases at our Mercedes-Benz, Chrysler, Dodge and Jeep dealerships (“DaimlerChrysler Dealerships”). As a result of the execution of this amendment, floor plan borrowings from DCFS are now included in Floor Plan Notes Payable — Manufacturer Affiliated on our Condensed Consolidated Balance Sheets.  The DCFS floor plan facility has no stated termination date.  Borrowings will accrue interest based on LIBOR.  Further, we reduced our working capital borrowing capacity of our Committed Credit Facility from $150.0 million to $125.0 million and reduced the floor plan borrowing capacity of our Committed Credit Facility from $650.0 million to $425.0 million.

9.  FLOOR PLAN NOTES PAYABLE

In connection with the amendment to our Committed Credit Facility in March 2006, we refinanced the floor plan notes payable at our DaimlerChrysler Dealerships through the repayment of $85.4 million of floor plan notes payable — non-manufacturer affiliated with borrowings from DCFS, a manufacturer affiliated lender. As a result, floor plan notes payable at our DaimlerChrysler Dealerships are included in Floor Plan Notes Payable — Manufacturer Affiliated on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2006.  Floor plan notes payable at our DaimlerChrysler Dealerships totaled $90.8 million and $95.4 million as of September 30, 2006 and December 31, 2005, respectively. In addition, during the nine months ended September 30, 2006, our Floor Plan Repayments — Non-manufacturer Affiliated and Floor Plan Notes Payable — Manufacturer Affiliated each increased by $85.4 million on the accompanying Condensed Consolidated Statements of Cash Flows.

As of September 30, 2006, we had $613.4 million of floor plan notes payable outstanding on the accompanying Condensed Consolidated Balance Sheets.  As of December 31, 2005, we had $631.2 million of floor plan notes payable outstanding, including $16.8 million classified as Liabilities Associated with Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets.

10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

Three of our interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements.  Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of September 30, 2006 was $3.6 million ($2.2 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income.  In addition, included as a reduction to our 8% Notes as of September 30, 2006 was $8.2 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income.  The amortization of the termination costs of these three swap agreements will increase floor plan and other interest expense by $0.7 million and $0.9 million, respectively, during 2006.

We have an interest rate swap agreement with a notional principal amount of $14.3 million as of September 30, 2006, as a hedge against future cash flows that result from changes in the interest rate of our variable rate mortgage notes payable. Under the terms of the swap agreement, we are required to make payments at a fixed rate and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of September 30, 2006 and December 31, 2005, the swap agreement had a fair value of $0.4 million and $0.3 million, respectively, which is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

11.  COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005

Net income	$17,179	$14,953	$48,736	$40,579

Other comprehensive income:
Change in fair value of cash flow swaps	(326)	5,165	1,862	(114)
Amortization of terminated cash flow swaps	239	—	557	—
Income tax expense (benefit) associated with cash flow swaps	33	(1,937)	(906)	43
Comprehensive income	$17,125	$18,181	$50,249	$40,508

12.  DISCONTINUED OPERATIONS

During the nine months ended September 30, 2006, we placed three franchises (one dealership location) and one ancillary business into discontinued operations and sold six franchises (five dealership locations) and one ancillary business for proceeds of $43.5 million, resulting in a net gain of $2.1 million.  As of September 30, 2006, one franchise was pending disposition.  The accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005, have been reclassified to reflect the status of our discontinued operations as of September 30, 2006.  The following table provides further information regarding our discontinued operations as of September 30, 2006, and includes the results of businesses sold between January 1, 2005 and September 30, 2006, and businesses pending disposition as of

September 30, 2006:

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005
(Dollars in thousands)	Sold	Pending Disposition	Total	Sold(a)	Pending Disposition(b)	Total
Franchises:
Mid-line Domestic	—	—	—	7	—	7
Mid-line Import	—	—	—	3	—	3
Value	—	—	—	2	—	2
Luxury	—	1	1	—	1	1
Total	—	1	1	12	1	13

Ancillary Businesses	1	—	1	2	—	2

Revenues	$1,026	$1,591	$2,617	$101,427	$1,912	$103,339
Cost of sales	82	1,377	1,459	86,588	1,700	88,288
Gross profit	944	214	1,158	14,839	212	15,051
Operating expenses	2,265	74	2,339	16,813	77	16,890
Income (loss) from operations	(1,321)	140	(1,181)	(1,974)	135	(1,839)
Other income (expense), net	85	(38)	47	(1,113)	(27)	(1,140)
Loss on disposition of discontinued operations, net	(541)	—	(541)	(426)	—	(426)
Income (loss) before income taxes	(1,777)	102	(1,675)	(3,513)	108	(3,405)
Income tax (expense) benefit	666	(38)	628	1,317	(40)	1,277
Discontinued operations, net of tax	$(1,111)	$64	$(1,047)	$(2,196)	$68	$(2,128)

(a)             Businesses were sold between July 1, 2005 and September 30, 2006.

(b)            Businesses were pending disposition as of September 30, 2006.

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
(Dollars in thousands)	Sold	Pending Disposition	Total	Sold(a)	Pending Disposition(b)	Total

Franchises:
Mid-line Domestic	3	—	3	10	—	10
Mid-line Import	2	—	2	3	—	3
Value	1	—	1	2	—	2
Luxury	—	1	1	1	1	2
Total	6	1	7	16	1	17

Ancillary Businesses	1	—	1	2	—	2

Revenues	$37,737	$6,422	$44,159	$310,036	$5,026	$315,062
Cost of sales	28,926	5,703	34,629	260,811	4,437	265,248
Gross profit	8,811	719	9,530	49,225	589	49,814
Operating expenses	14,414	215	14,629	51,351	197	51,548
Income (loss) from operations	(5,603)	504	(5,099)	(2,126)	392	(1,734)
Other expense, net	(432)	(127)	(559)	(3,143)	(73)	(3,216)
Gain (loss) on disposition of discontinued operations, net	2,076	—	2,076	(416)	—	(416)
Income (loss) before income taxes	(3,959)	377	(3,582)	(5,685)	319	(5,366)
Income tax (expense) benefit	1,241	(142)	1,099	2,132	(120)	2,012
Discontinued operations, net of tax	$(2,718)	$235	$(2,483)	$(3,553)	$199	$(3,354)

(a)             Businesses were sold between January 1, 2005 and September 30, 2006.

(b)            Businesses were pending disposition as of September 30, 2006.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2006 and 2005, we made interest payments, net of amounts capitalized, totaling $60.6 million and $51.3 million, respectively. During the nine months ended September 30, 2006 and 2005, we received $0.5 million and $3.7 million, respectively, of proceeds associated with our fair value swap that was entered into in connection with the issuance of our 8% Notes.

During the nine months ended September 30, 2006 and 2005, we made income tax payments totaling $18.5 million and $17.8 million, respectively.

During the nine months ended September 30, 2006 and 2005, we completed sale-leaseback transactions resulting in the sale of $13.4 million and $15.7 million of Assets Held for Sale and the removal of the corresponding liabilities from our Condensed Consolidated Balance Sheets, respectively.

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

15.  SECONDARY OFFERING OF COMMON STOCK

In September 2006, Asbury Automotive Holdings L.L.C., an affiliate of Ripplewood Investments L.L.C, and our principal shareholder, completed a secondary offering of our common stock in which it sold approximately 8,555,700 of its shares at $18.50 per share.  Shares sold by Asbury Automotive Holdings L.L.C. were sold for the account of funds affiliated with Ripplewood Investments L.L.C. and Freeman Spogli & Co., Incorporated. We did not receive any net proceeds from the secondary offering.  The secondary offering resulted in the reduction of our principal shareholder’s ownership percentage from approximately 53% to approximately 27%.

16.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our 8% Notes and our Committed Credit Facility are guaranteed by all of our current subsidiaries, other than our current Toyota and Lexus dealership subsidiaries, and all of our future domestic restricted subsidiaries, other than our future Toyota and Lexus dealership facilities. The following tables set forth, on a condensed consolidating basis, our balance sheets, statements of income and statements of cash flows, for our guarantor and non-guarantor subsidiaries for all financial statement periods presented in our interim Condensed Consolidated financial statements.

Condensed Consolidating Balance Sheet
As of September 30, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$133,475	$—	$—	$133,475
Inventories	—	666,586	48,872	—	715,458
Other current assets	—	287,552	39,232	—	326,784
Assets held for sale	—	12,451	—	—	12,451
Total current assets	—	1,100,064	88,104	—	1,188,168
Property and equipment, net	—	194,561	6,492	—	201,053
Goodwill	—	396,583	53,202	—	449,785
Other assets	—	91,468	273	—	91,741
Investment in subsidiaries	602,316	80,281	—	(682,597)	—
Total assets	$602,316	$1,862,957	$148,071	$(682,597)	$1,930,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable — manufacturer affiliated	$—	$293,928	$—	$—	$293,928
Floor plan notes payable — non–manufacturer affiliated	—	281,494	37,952	—	319,446
Other current liabilities	—	154,841	29,788	—	184,629
Total current liabilities	—	730,263	67,740	—	798,003

Long-term debt	—	456,233	50	—	456,283
Other liabilities	—	74,145	—	—	74,145
Shareholders’ equity	602,316	602,316	80,281	(682,597)	602,316
Total liabilities and shareholders’ equity	$602,316	$1,862,957	$148,071	$(682,597)	$1,930,747

Condensed Consolidating Balance Sheet
As of December 31, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Condensed Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$57,194	$—	$—	$57,194
Inventories	—	658,820	50,971	—	709,791
Other current assets	—	334,403	32,294	—	366,697
Assets held for sale	—	51,498	—	—	51,498
Total current assets	—	1,101,915	83,265	—	1,185,180
Property and equipment, net	—	187,077	6,380	—	193,457
Goodwill	—	404,203	53,202	—	457,405
Other assets	—	94,470	288	—	94,758
Investment in subsidiaries	547,766	71,809	—	(619,575)	—
Total assets	$547,766	$1,859,474	$143,135	$(619,575)	$1,930,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable - manufacturer affiliated	$—	$204,044	$—	$—	$204,044
Floor plan notes payable - non-manufacturer affiliated	—	368,213	42,125	—	410,338
Other current liabilities	—	167,929	29,068	—	196,997
Liabilities associated with assets held for sale	—	26,847	—	—	26,847
Total current liabilities	—	767,033	71,193	—	838,226
Long-term debt	—	472,359	68	—	472,427
Other liabilities	—	72,316	65	—	72,381
Shareholders’ equity	547,766	547,766	71,809	(619,575)	547,766
Total liabilities and shareholders’ equity	$547,766	$1,859,474	$143,135	$(619,575)	$1,930,800

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,334,581	$188,949	$(3,084)	$1,520,446
Cost of sales	—	1,132,980	160,790	(3,084)	1,290,686
Gross profit	—	201,601	28,159	—	229,760

Operating expenses:
Selling, general and administrative	—	155,172	19,824	—	174,996
Depreciation and amortization	—	4,625	451	—	5,076
Income from operations	—	41,804	7,884	—	49,688

Other income (expense):
Floor plan interest expense	—	(9,601)	(710)	—	(10,311)
Other interest expense	—	(9,518)	(1,707)	—	(11,225)
Other income, net	—	927	82	—	1,009
Equity in earnings of subsidiaries	17,179	3,468	—	(20,647)	—
Total other expense, net	17,179	(14,724)	(2,335)	(20,647)	(20,527)

Income before income taxes	17,179	27,080	5,549	(20,647)	29,161

Income tax expense	—	8,854	2,081	—	10,935
Income from continuing operations	17,179	18,226	3,468	(20,647)	18,226

Discontinued operations, net of tax	—	(1,047)	—	—	(1,047)
Net income	$17,179	$17,179	$3,468	$(20,647)	$17,179

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,281,715	$175,938	$(874)	$1,456,779
Cost of sales	—	1,089,961	150,368	(874)	1,239,455
Gross profit	—	191,754	25,570	—	217,324

Operating expenses:
Selling, general and administrative	—	149,910	18,485	—	168,395
Depreciation and amortization	—	4,552	378	—	4,930
Income from operations	—	37,292	6,707	—	43,999

Other income (expense):
Floor plan interest expense	—	(6,099)	(434)	—	(6,533)
Other interest expense	—	(8,921)	(1,393)	—	(10,314)
Other income, net	—	174	3	—	177
Equity in earnings of subsidiaries	14,953	2,789	—	(17,742)	—
Total other expense, net	14,953	(12,057)	(1,824)	(17,742)	(16,670)

Income before income taxes	14,953	25,235	4,883	(17,742)	27,329

Income tax expense	—	8,417	1,831	—	10,248
Income from continuing operations	14,953	16,818	3,052	(17,742)	17,081

Discontinued operations, net of tax	—	(1,865)	(263)	—	(2,128)
Net income	$14,953	$14,953	$2,789	$(17,742)	$14,953

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,895,763	$536,082	$(8,811)	$4,423,034
Cost of sales	—	3,306,073	455,900	(8,811)	3,753,162
Gross profit	—	589,690	80,182	—	669,872

Operating expenses:
Selling, general and administrative	—	455,645	56,715	—	512,360
Depreciation and amortization	—	13,798	1,366	—	15,164
Income from operations	—	120,247	22,101	—	142,348

Other income (expense):
Floor plan interest expense	—	(28,591)	(2,121)	—	(30,712)
Other interest expense	—	(28,532)	(4,736)	—	(33,268)
Other income, net	—	3,280	302	—	3,582
Equity in earnings of subsidiaries	48,736	9,716	—	(58,452)	—
Total other expense, net	48,736	(44,127)	(6,555)	(58,452)	(60,398)

Income before income taxes	48,736	76,120	15,546	(58,452)	81,950

Income tax expense	—	24,901	5,830	—	30,731
Income from continuing operations	48,736	51,219	9,716	(58,452)	51,219

Discontinued operations, net of tax	—	(2,483)	—	—	(2,483)
Net income	$48,736	$48,736	$9,716	$(58,452)	$48,736

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$3,665,260	$492,777	$(4,583)	$4,153,454
Cost of sales	—	3,116,062	420,695	(4,583)	3,532,174
Gross profit	—	549,198	72,082	—	621,280

Operating expenses:
Selling, general and administrative	—	434,915	52,032	—	486,947
Depreciation and amortization	—	13,323	1,067	—	14,390
Income from operations	—	100,960	18,983	—	119,943

Other income (expense):
Floor plan interest expense	—	(19,307)	(1,214)	—	(20,521)
Other interest expense	—	(26,322)	(3,861)	—	(30,183)
Other income, net	—	1,036	17	—	1,053
Equity in earnings of subsidiaries	40,579	8,282	—	(48,861)	—
Total other expense, net	40,579	(36,311)	(5,058)	(48,861)	(49,651)

Income before income taxes	40,579	64,649	13,925	(48,861)	70,292

Income tax expense	—	21,137	5,222	—	26,359
Income from continuing operations	40,579	43,512	8,703	(48,861)	43,933

Discontinued operations, net of tax	—	(2,933)	(421)	—	(3,354)
Net income	$40,579	$40,579	$8,282	$(48,861)	$40,579

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$172,043	$16,318	$—	$188,361

Cash flow from investing activities:
Capital expenditures	—	(33,151)	(1,534)	—	(34,685)
Other investing activities	—	45,758	19	—	45,777
Net cash provided by (used in) investing activities	—	12,607	(1,515)	—	11,092

Cash flow from financing activities:
Floor plan borrowings — non-manufacturer affiliated	—	1,501,397	336,969	—	1,838,366
Floor plan repayments — non-manufacturer affiliated	—	(1,604,893)	(341,140)	—	(1,946,033)
Proceeds from borrowings	—	987	—	—	987
Repayments of debt	—	(17,477)	(47)	—	(17,524)
Intercompany financing	—	10,585	(10,585)	—	—
Other financing activities	—	1,032	—	—	1,032
Net cash used in financing activities	—	(108,369)	(14,803)	—	(123,172)
Net increase in cash and cash equivalents	—	76,281	—	—	76,281

Cash and cash equivalents, beginning of period	—	57,194	—	—	57,194
Cash and cash equivalents, end of period	$—	$133,475	$—	$—	$133,475

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$34,497	$2,917	$—	$37,414

Cash flow from investing activities:
Capital expenditures	—	(48,697)	(2,256)	—	(50,953)
Acquisitions	—	(24,621)	—	—	(24,621)
Other investing activities	—	16,128	86	—	16,214
Net cash used in investing activities	—	(57,190)	(2,170)	—	(59,360)

Cash flow from financing activities:
Floor plan borrowings—non-manufacturer affiliated	—	2,058,214	396,170	—	2,454,384
Floor plan repayments—non-manufacturer affiliated	—	(2,003,966)	(402,172)	—	(2,406,138)
Proceeds from borrowings	—	23,266	—	—	23,266
Repayments of debt	—	(49,731)	(17)	—	(49,748)
Intercompany financing	—	(5,272)	5,272	—	—
Other financing activities	—	(1,913)	—	—	(1,913)
Net cash provided by (used in) financing activities	—	20,598	(747)	—	19,851
Net decrease in cash and cash equivalents	—	(2,095)	—	—	(2,095)

Cash and cash equivalents, beginning of period	—	28,093	—	—	28,093
Cash and cash equivalents, end of period	$—	$25,998	$—	$—	$25,998

17.  SUBSEQUENT EVENTS

On October 24, 2006, our Board of Directors declared a quarterly dividend of $0.20 per common share payable on November 16, 2006 to shareholders of record as of November 2, 2006.

On November 3, 2006 we entered into an interest rate swap agreement with a notional principal amount of $150.0 million, as a hedge against future cash flows that result from changes in the interest rate of our variable rate floor plan notes payable for a period of two years commencing November 7, 2006.  Under the terms of the swap agreement, we are required to make payments at a fixed rate and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of our variable rate floor plan notes payable and will not contain any ineffectiveness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2006 and 2005, and statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
November 6, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are one of the largest automotive retailers in the United States, operating 120 franchises (87 dealership locations) in 21 metropolitan markets within 10 states as of September 30, 2006. We offer 33 different brands of new vehicles, including four heavy truck brands. We also operate 24 collision repair centers that serve our markets.

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

We have grown our business through the acquisition of large dealership groups and numerous “tuck-in” acquisitions. “Tuck-in” acquisitions refer to the purchase of dealerships, which we intend to operate under our existing regional management structure.  We use “tuck-in” acquisitions to increase the number of vehicle brands we offer in a particular market area and to create a larger gross profit base over which to spread overhead costs.

Our retail network is currently principally organized into four regions and includes ten dealership groups, each marketed under different local brands: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas and our Spirit dealership operating in Los Angeles, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri, our Gray Daniels dealerships operating in Jackson, Mississippi and our Northern California Dealerships operating in Sacramento and Fresno, remain standalone operations.

Our gross profit margin varies with our revenue mix. The sale of vehicles generally results in lower gross profit percentages than our fixed operations. As a result, when fixed operations revenue increases as a percentage of total revenue, we expect our overall gross profit margin to increase.

Selling, general and administrative (“SG&A”) expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our selling expenses is variable (such as sales commissions), or controllable expenses (such as advertising), generally allowing our cost structure to adapt in response to trends in our business. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit.  In January 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” under the modified prospective transition method and decided to issue performance share units and restricted share units to our employees and directors in lieu of stock options.  As a result, we have recorded share-based compensation expense under the fair value method for the three and nine months ended September 30, 2006.  Prior to January 2006, including the three and nine months ended September 30, 2005, we accounted for share-based compensation expense under the intrinsic value method and therefore did not recognize any share-based compensation expense.

Sales of new vehicles have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. Although these factors may impact our business, we believe that any future negative trends will be mitigated by (i) our advantageous brand mix, which is heavily weighted towards luxury and mid-line import brands, (ii) used vehicle sales, (iii) stability of our fixed operations, (iv) our variable cost structure and (v) our regional diversity. We believe that, historically, we have been less affected by market volatility than the U.S. automobile retail industry as a whole as a result of our brand mix. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

Our operations are generally subject to seasonal variations as we tend to generate more revenue and operating income in the second and third quarters of the calendar year than in the first and fourth quarters. Generally, the seasonal variations in our operations are caused by many factors, including weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns. Over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to generate increased customer demand for new vehicles. We anticipate that certain manufacturers will continue to use these incentive programs in the future. In addition, we will continue to expand our service capacity in order to meet anticipated future demand, as we expect the recent increases in market share of the mid-line import and luxury brands and our focused effort on creating and maintaining customer relationships will drive future service demand at our dealership locations.

Interest rates have continued to increase during 2006. We do not believe that changes in interest rates significantly impact overall customer buying patterns, as changes in interest rates do not dramatically increase the monthly payment of a financed vehicle. For example, the monthly payment for a typical vehicle financing transaction in which a customer finances $25,000 at 8.5% over 60 months increases by approximately $6.05 with each 50 basis-point increase in short-term interest rates.  However, the continued increases in interest rates have significantly impacted our net income as amounts payable on our floor plan facilities and a portion of our mortgage notes payable accrue interest based upon LIBOR or the Prime Rate.  The increases in interest rates have lowered our net income by approximately $1.9 million and $7.3 million for the three and nine months ended September 30, 2006 as compared to the corresponding 2005 period.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006, Compared to the Three Months Ended September 30, 2005

	For the Three Months Ended September 30,
	2006	% of Gross Profit	2005	% of Gross Profit	Increase (Decrease)	% Change
	(Dollars in thousands, except per share data)
REVENUES:
New Vehicle	$913,194		$891,491		$21,703	2%
Used Vehicle	394,402		360,029		34,373	10%
Parts, service and collision repair	171,652		165,126		6,526	4%
Finance and insurance, net	41,198		40,133		1,065	3%
Total revenues	1,520,446		1,456,779		63,667	4%
COST OF SALES	1,290,686		1,239,455		51,231	4%
GROSS PROFIT	229,760	100.0%	217,324	100.0%	12,436	6%
OPERATING EXPENSES:
Selling, general and administrative	174,996	76.2%	168,395	77.5%	6,601	4%
Depreciation and amortization	5,076	2.2%	4,930	2.3%	146	3%
Income from operations	49,688	21.6%	43,999	20.2%	5,689	13%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(10,311)	(4.4)%	(6,533)	(3.0)%	3,778	58%
Other interest expense	(11,225)	(4.9)%	(10,314)	(4.6)%	911	9%
Interest and other income, net	1,923	0.8%	177	—%	1,746	986%
Loss on extinguishment of long-term debt	(914)	(0.4)%	—	—	914	100%
Total other expense, net	(20,527)	(8.9)%	(16,670)	(7.6)%	3,857	23%
Income before income taxes	29,161	12.7%	27,329	12.6%	1,832	7%
INCOME TAX EXPENSE	10,935	4.8%	10,248	4.7%	687	7%
INCOME FROM CONTINUING OPERATIONS	18,226	7.9%	17,081	7.9%	1,145	7%
DISCONTINUED OPERATIONS, net of tax	(1,047)	(0.4)%	(2,128)	(1.0)%	1,081	51%
NET INCOME	$17,179	7.5%	$14,953	6.9%	$2,226	15%

EARNINGS PER COMMON SHARE (DILUTED):
Continuing operations	$0.54		$0.52		$0.02	4%
Discontinued operations	(0.03)		(0.07)
Net income	$0.51		$0.45		$0.06	13%

Net income increased 15%, or $0.06 per diluted share, to $17.2 million, or $0.51 per diluted share, for the three months ended September 30, 2006, from $15.0 million, or $0.45 per diluted share, for the three months ended September 30, 2005.

Income from continuing operations increased 7%, or $0.02 per diluted share, to $18.2 million, or $0.54 per diluted share, for the three months ended September 30, 2006, from $17.1 million, or $0.52 per diluted share, for the three months ended September 30, 2005.  Income from continuing operations for the three months ended September 30, 2006, includes (i)  $0.6 million (net of tax) of costs associated with the extinguishment of $15.0 million of our 8% Senior Subordinated Notes due 2014 (“8% Notes”), (ii) $0.5 million (net of tax) of costs associated with a secondary offering of common stock, and (iii) $0.6 million (net of tax) of share-based compensation expense.  Excluding these items, adjusted income from continuing operations increased 14% to $19.9 million for the three months ended September 30, 2006, from $17.5 million for the three months ended September 30, 2005.  We believe that excluding these items provides a more meaningful representation of our year over year financial performance.

The increase in adjusted income from continuing operations was achieved despite a challenging new retail environment primarily resulting from attractive domestic manufacturer promotions in the prior period.  The increase in adjusted income from continuing operations was the result of several factors, including: (i) an 11% increase in used retail gross profit, (ii) a 5% increase in fixed operations gross profit, (iii) a 4% increase in new retail gross profit; and (iv) expense control initiatives that reduced personnel and advertising costs, which together contributed 100 basis points to the overall 180 basis point improvement in our adjusted SG&A expenses as a percentage of gross profit.  These factors were partially offset by a 58% increase in floor plan interest expense resulting primarily from a 170 basis point increase in short-term interest rates over last year’s third quarter.  We believe our diversified business model, specifically our used vehicle, fixed operations and F&I businesses, allow us to achieve improved results in a challenging new retail vehicle environment.

Total revenues increased 4% during the three months ended September 30, 2006, as a result of a 10% increase in used vehicle revenue and a 2% increase in new vehicle revenue.  We expect total revenue will continue to increase as a result of (i) our brand mix as mid-line import and luxury brands continue to increase market share, (ii) our expansion of our service capacity, (iii) improved performance of our high margin businesses as a result of our focused investments in these areas, and (iv) acquiring additional dealerships.

Total gross profit increased 6% to $229.8 million for the three months ended September 30, 2006, from $217.3 million for the three months ended September 30, 2005. The increase in gross profit was driven by solid performances across our four business lines, all of which delivered either improved gross profit margins or gross profit PVR, or both.  Used vehicle and fixed operations each contributed gross profit increases of over $4.0 million, while new retail gross profit increased $2.4 million despite a 3% decline in new retail unit sales, primarily due to a highly incentivized prior period.

	For the Three Months Ended September 30,				Increase	%
	2006		2005		(Decrease)	Change
		(Dollars in thousands, except PVR data)
New Vehicle —

Revenues:
New retail revenues—same store(1)
Luxury	$264,419	31%	$277,231	32%	$(12,812)	(5)%
Mid-line import	363,467	42%	352,577	41%	10,890	3%
Mid-line domestic	138,525	16%	161,724	19%	(23,199)	(14)%
Value	18,225	2%	22,971	3%	(4,746)	(21)%
Total passenger vehicle retail revenue – same store	784,636		814,503		(29,867)	(4)%
Heavy trucks	81,009	9%	47,137	5%	33,872	72%
Total new retail revenues—same store(1)	865,645	100%	861,640	100%	4,005	—%
New retail revenues—acquisitions	8,539		—
Total new retail revenues	874,184		861,640		12,544	1%
Fleet revenues—same store(1)	38,893		29,851		9,042	30%
Fleet revenues—acquisitions	117		—
Total fleet revenues	39,010		29,851		9,159	31%
New vehicle revenues, as reported	$913,194		$891,491		$21,703	2%

New retail units:
New retail units—same store(1)
Luxury	5,993	21%	6,351	22%	(358)	(6)%
Mid-line import	15,028	54%	14,925	51%	103	1%
Mid-line domestic	4,820	17%	5,772	20%	(952)	(16)%
Value	878	3%	1,190	4%	(312)	(26)%
Total passenger vehicle retail units – same store	26,719		28,238		(1,519)	(5)%
Heavy trucks	1,288	5%	858	3%	430	50%
Total new retail units—same store(1)	28,007	100%	29,096	100%	(1,089)	(4)%
New retail units—acquisitions	287		—
Retail units—actual	28,294		29,096		(802)	(3)%

New revenue PVR—same store(1)	$30,908		$29,614		$1,294	4%
New revenue PVR—actual	$30,896		$29,614		$1,282	4%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Three Months Ended September 30,				Increase	%
	2006		2005		(Decrease)	Change
		(Dollars in thousands, except PVR data)

Gross Profit:
New retail gross profit—same store(1)
Luxury	$21,317	34%	$22,088	36%	$(771)	(3)%
Mid-line import	26,691	43%	24,194	40%	2,497	10%
Mid-line domestic	10,328	16%	10,677	18%	(349)	(3)%
Value	1,256	2%	2,059	3%	(803)	(39)%
Total passenger vehicle retail gross profit – same store	59,592		59,018		574	1%
Heavy trucks	3,125	5%	1,758	3%	1,367	78%
Total new retail gross profit—same store(1)	62,717	100%	60,776	100%	1,941	3%
New retail gross profit—acquisitions	490		—
Total retail gross profit	63,207		60,776		2,431	4%
Fleet gross profit—same store(1)	1,003		710		293	41%
Fleet gross profit—acquisitions	5		—
Total fleet gross profit	1,008		710		298	42%
New vehicle gross profit, as reported	$64,215		$61,486		$2,729	4%

New gross profit PVR—same store(1)	$2,239		$2,089		$150	7%
New gross profit PVR—actual	$2,234		$2,089		$145	7%

New retail gross margin—same store(1)	7.2%		7.1%		0.1%	1%
New retail gross margin—actual	7.2%		7.1%		0.1%	1%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

New vehicle revenues increased 2% to $913.2 million for the three months ended September 30, 2006, from $891.5 million for the three months ended September 30, 2005. The overall increase in new vehicle revenues is a result of our heavy trucks business in Atlanta, Georgia, which delivered a 72% increase in new vehicle revenue and a 50% increase in unit sales.  We have seen a significant increase in our heavy trucks business as we believe future changes in emission laws on heavy trucks have created a significant current period demand.  New vehicle revenues excluding heavy trucks (“passenger vehicle”) decreased 1% to $832.2 million for the three months ended September 30, 2006 from $844.4 million for the three months ended September 30, 2005.  Our passenger vehicle unit sales, which decreased 5%, were not as adversely impacted by the challenging new retail market as was the overall U.S. passenger vehicle industry, which decreased 6.2%.  We continue to benefit from our brand mix, heavily weighted toward luxury and mid-line import brands that continue to take market share.

New vehicle gross profit increased 4% to $64.2 million for the three months ended September 30, 2006, from $61.5 million for the three months ended September 30, 2005.  The increase in new vehicle gross profit was driven by a $2.5 million, or 10%, increase in mid-line import retail gross profit as these brands continue their strong performance, and a $1.4 million, or 78%, increase from our heavy trucks business.  These increases were offset by the performance of our value and mid-line domestic brands, which decreased $0.8 million and $0.3 million, or 39% and 3%, respectively.  During the 2005 period the employee pricing sales campaign created a significant demand for domestic vehicles, particularly General Motors, which creates a difficult comparison for the 2006 period.

	For the Three Months Ended September 30,		Increase	%
	2006	2005	(Decrease)	Change
		(Dollars in thousands, except PVR data)
Used Vehicle —

Revenues:
Retail revenues—same store(1)	$304,131	$272,505	$31,626	12%
Retail revenues—acquisitions	55	—
Total used retail revenues	304,186	272,505	31,681	12%
Wholesale revenues—same store(1)	90,188	87,524	2,664	3%
Wholesale revenues—acquisitions	28	—
Total wholesale revenues	90,216	87,524	2,692	3%
Used vehicle revenues, as reported	$394,402	$360,029	$34,373	10%
Gross Profit:
Retail gross profit—same store(1)	$36,719	$33,204	$3,515	11%
Retail gross profit—acquisitions	9	—
Total used retail gross profit	36,728	33,204	3,524	11%
Wholesale gross profit—same store(1)	(196)	(845)	649	77%
Wholesale gross profit—acquisitions	6	—
Total wholesale gross profit	(190)	(845)	655	78%
Used vehicle gross profit, as reported	$36,538	$32,359	$4,179	13%

Used retail units—same store(1)	17,200	16,428	772	5%
Used retail units—acquisitions	5	—
Used retail units—actual	17,205	16,428	777	5%

Used revenue PVR—same store(1)	$17,682	$16,588	$1,094	7%
Used revenue PVR—actual	$17,680	$16,588	$1,092	7%

Used gross profit PVR—same store(1)	$2,135	$2,021	$114	6%
Used gross profit PVR—actual	$2,135	$2,021	$114	6%

Used retail gross margin—same store(1)	12.1%	12.2%	(0.1)%	(1)%
Used retail gross margin—actual	12.1%	12.2%	(0.1)%	(1)%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Used vehicle revenues increased 10% to $394.4 million for the three months ended September 30, 2006, from $360.0 million for the three months ended September 30, 2005.  The increase in used vehicle revenues was a result of a 7% and 5% increase in used revenue PVR and used retail unit sales, respectively.  The strength of the used vehicle market during the third quarter, our sharing of internal best practices, including centralized used car teams, and our used vehicle merchandising initiatives have continued to result in increased used vehicle unit sales and improved used revenue PVR.

Used vehicle gross profit increased 13% to $36.5 million for the three months ended September 30, 2006, from $32.4 million for the three months ended September 30, 2005.  Used retail gross profit increased $3.5 million to $36.7 million as a result of a 5% increase in used retail units sales and a 6% increase in used retail gross profit PVR.  The increases in our used retail units sales and used retail gross profit PVR is a result of our investment in new software to better value trade-ins and improve inventory management, and the execution by our regional management teams dedicated to the used vehicle business.

	For the Three Months Ended September 30,		Increase	%
	2006	2005	(Decrease)	Change
		(Dollars in thousands)
Fixed Operations —

Revenues:
Revenues—same store(1)
Parts and service	$156,654	$150,380	$6,274	4%
Collision repair	14,119	14,746	(627)	(4)%
Total revenues—same store(1)	170,773	165,126	5,647	3%
Revenues—acquisitions	879	—
Parts, service and collision repair revenues, as reported	$171,652	$165,126	$6,526	4%

Gross Profit:
Gross profit—same store(1)
Parts and service	$79,555	$75,451	$4,104	5%
Collision repair	7,789	7,895	(106)	(1)%
Total gross profit—same store(1)	87,344	83,346	3,998	5%
Gross profit—acquisitions	465	—
Parts, service and collision repair gross profit, as reported	$87,809	$83,346	$4,463	5%

Parts and service gross margin—same store(1)	50.8%	50.2%	0.6%	1%
Collision repair gross margin—same store(1)	55.2%	53.5%	1.7%	3%
Fixed operations gross margin—same store(1)	51.1%	50.5%	0.6%	1%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Fixed operations revenues increased 4% to $171.7 million for the three months ended September 30, 2006, from $165.1 million for the three months ended September 30, 2005.  Fixed operations revenues increased primarily due to a 9% increase in our “customer pay” parts and service businesses. The growth in our “customer pay” business is a result of facility expansion, increased capacity utilization, equipment upgrades and continued focus on customer retention initiatives. We will continue to add service stalls and service technicians during 2006 in order to meet anticipated future demand, as we expect the recent increases in market share of the mid-line import and luxury import brands to continue to provide increased service work.

Fixed operations gross profit increased 5% to $87.8 million for the three months ended September 30, 2006, from $83.3 million for the three months ended September 30, 2005.  The increase in fixed operations gross profit is primarily a result of a 10% increase in gross profit from our “customer pay” parts and service businesses and a 60 basis point increase in same store fixed operations gross margin offset by one less weekday during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  Parts and service same store gross profit per weekday was $1.2 million for the three months ended September 30, 2006 as compared to $1.1 million for the three months ended September 30, 2005.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase	%
	2006	2005	(Decrease)	Change
	(Dollars in thousands, except PVR data)

Dealership generated F&I, net—same store(1)	$40,921	$38,949	$1,972	5%
Dealership generated F&I, net—acquisitions	277	—
Dealership generated F&I, net	41,198	38,949	2,249	6%
Corporate generated F&I	—	1,184	(1,184)	(100)%
Finance and insurance, net as reported	$41,198	$40,133	$1,065	3%

Dealership generated F&I PVR—same store (1) (2)	$905	$856	$49	6%
Dealership generated F&I PVR—actual (2)	$905	$856	$49	6%
F&I PVR—actual	$905	$882	$23	3%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)             Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I PVR.

F&I increased 3% to $41.2 million for the three months ended September 30, 2006, from $40.1 million for the three months ended September 30, 2005. Included in F&I during the three months ended September 30, 2005 was $1.2 million of corporate generated F&I from our interest in a pool of extended service contracts.  During the second quarter of 2006, we sold our remaining interest in the pool of extended service contracts and therefore did not recognized any corporate generated F&I during the three months ended September 30, 2006.  As a result of the aforementioned sale we do not anticipate recognizing any significant corporate generated F&I in the future.  In addition, we implemented new F&I programs, the most significant of which increased our upfront warranty commissions in lieu of participating in the pool of extended service contracts, all of which we believe will increase dealership generated F&I PVR by approximately $40 to $50.

Dealership generated F&I, which excluded corporate generated F&I, increased 6% to $41.2 million for the three months ended September 30, 2006 from $38.9 million for the three months ended September 30, 2005.  The increase in dealership generated F&I was primarily a result of the 6% increase in dealership generated F&I PVR as retail unit sales remained relatively flat.  The increase in dealership generated F&I PVR was driven by the new warranty program mentioned above.  We anticipate F&I will increase in the future as a result of (i) increased new and used retail vehicle sales (ii) the implementation of new F&I programs, including the new warranty program mentioned above and (iii) improvement of the F&I operations at our under-performing franchises.

Selling, General and Administrative —

	For the Three Months Ended September 30,				% of Gross Profit	% of Gross
	2006	% of Gross Profit	2005	% of Gross Profit	Increase (Decrease)	Profit % Change
			(Dollars in thousands)
Personnel costs	$79,695	34.7%	$76,958	35.4%	(0.7)%	(2)%
Sales compensation	26,875	11.7%	25,567	11.8%	(0.1)%	(1)%
Share-based compensation	962	0.4%	—	—%	0.4%	100%
Outside services	14,769	6.4%	13,867	6.4%	—	—%
Advertising	13,288	5.8%	13,827	6.4%	(0.6)%	(9)%
Rent	13,876	6.0%	12,064	5.5%	0.5%	9%
Utilities	4,700	2.1%	4,437	2.0%	0.1%	5%
Insurance	3,780	1.7%	3,703	1.7%	—%	—%
Other	17,051	7.4%	17,972	8.3%	(0.9)%	(11)%
Selling, general and administrative	$174,996	76.2%	$168,395	77.5%	(1.3)%	(2)%

Adjustments to SG&A:
Reorganization expenses	—		(591)
Secondary stock offering expenses	(846)		—
Share-based compensation	(962)		—
Adjusted selling, general and administrative	$173,188	75.4%	$167,804	77.2%	(1.8)%	(2)%

Gross Profit	$229,760		$217,324

SG&A expenses as a percentage of gross profit decreased 130 basis points to 76.2% for the three months ended September 30, 2006, from 77.5% for the three months ended September 30, 2005.  SG&A expenses include (i) $1.0 million of share-based compensation expense during the three months ended September 30, 2006, (ii) $0.8 million of costs associated with a secondary offering of common stock during the three months ended September 30, 2006 and (iii) $0.6 million of costs associated with our regional reorganization during the three months ended September 30, 2005.  Excluding these items, adjusted SG&A expense as a percentage of gross profit decreased 180 basis points to 75.4% for the three months ended September 30, 2006, from 77.2% for the three months ended September 30, 2005.  The improvement in adjusted SG&A as a percentage of gross profit is a result of several expense control initiatives resulting in reduced personnel and advertising costs.  These improvements were offset by increased rent resulting from our strategy to reduce our ownership of real estate and certain leasehold improvements through the use of sale-leaseback transactions.  During 2005, we sold approximately $33.1 million of real estate in connection with seven sale-leaseback transactions.  We estimate the incremental annualized rent expense from these seven sale-leaseback transactions will be approximately $3.0 million.

In January 2006, we adopted SFAS No. 123R under the modified prospective transition method and decided to issue performance share units and restricted share units to our employees and directors in lieu of stock options.  As a result, we have recorded share-based compensation expense of $1.0 million under the fair value method for the three months ended September 30, 2006. Prior to January 2006, including the three month period ended September 30, 2005, we accounted for share-based compensation awards under the intrinsic value method and therefore did not recognize any share-based compensation expense.  We expect share-based compensation expense to total approximately $5.0 million, or $0.10 per diluted share, for the year ending December 31, 2006.  Certain of our share-based awards have conditions based on our performance that may affect the number of awards ultimately issued.  Therefore, the amount of share-based compensation expense recorded may differ from our current estimate.

Depreciation and Amortization—

Depreciation and amortization expense increased 3% to $5.1 million for the three months ended September 30, 2006, from $4.9 million for the three months ended September 30, 2005.  This increase is primarily related to property and equipment acquired between October 1, 2005 and September 30, 2006.  We expect depreciation expense to increase in the future as we continue to remodel and upgrade our facilities and expand our service capacity.

Other Income (Expense)—

Floor plan interest expense increased 58% to $10.3 million for the three months ended September 30, 2006 from $6.5 million for the three months ended September 30, 2005. This increase was the result of a 170 basis point increase in short-term interest rates over last year’s third quarter and higher average inventory levels during the 2006 period.

During the first quarter of 2006, two of our cash flow swaps on our floor plan notes payable terminated.  As a result, we will recognize additional floor plan interest expense of approximately $0.7 million during 2006.  We expect floor plan expense to fluctuate with changes in our inventory levels in the near future as short-term interest rates are expected to remain at their current level.

Other interest expense increased 9% to $11.2 million for the three months ended September 30, 2006, from $10.3 million for the three months ended September 30, 2005.  The increase in other interest expense is a result of a higher effective interest rate on our 8% Notes due to the termination of a fair value swap on the 8% Notes.  As a result, our 8% Notes, which had a variable rate while the fair value swap was in place in 2005, are now fixed at 8% until maturity in 2014.  We anticipate that the termination of the swap will increase our other interest expense by approximately $5.4 million in 2006.

During the three months ended September 30, 2006, we recognized a $0.9 million loss on the extinguishment of $15.0 million of our 8% Notes.  Other interest expense will decrease annually by $1.2 million as a result of this debt extinguishment.  Our board of directors has authorized us to repurchase up to an additional $25.0 million of our Senior Subordinated Notes, which we may do depending on market conditions.  Other interest expense would decrease annually between $3.2 million and $3.5 million, excluding costs to repurchase, upon completion of this bond repurchase plan.

Income Tax Expense—

Income tax expense increased 7% to $10.9 million for the three months ended September 30, 2006, from $10.2 million for the three months ended September 30, 2005.  Our effective tax rate for the three months ended September 30, 2006 and 2005 was 37.5%. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix.  We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our future annual effective tax rate will fluctuate between 37% and 38%.

Discontinued Operations—

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005
	Sold	Pending Disposition	Total	Sold(b)	Pending Disposition(a)	Total
			(Dollars in thousands)
Franchises	—	1	1	12	1	13
Ancillary businesses	1	—	1	2	—	2

Income (loss) from operations	$(1,321)	$140	$(1,181)	$(1,974)	$135	$(1,839)
Other expense, net	85	(38)	47	(1,113)	(27)	(1,140)
Gain (loss) on disposition of discontinued operations	(541)	—	(541)	(426)	—	(426)
Income tax benefit (expense)	666	(38)	628	1,317	(40)	1,277
Discontinued operations, net of tax	$(1,111)	$64	$(1,047)	$(2,196)	$68	$(2,128)

(a)             Businesses were pending disposition as of September 30, 2006

(b)            Businesses were sold between July 1, 2005 and September 30, 2006

During the three months ended September 30, 2006, we sold one ancillary business, and as of September 30, 2006, one franchise was pending disposition. The $1.0 million loss from discontinued operations is primarily attributable to operating losses of the ancillary business sold during the three months ended September 30, 2006 and additional costs associated with closing our Portland dealerships.  The $2.1 million loss from discontinued operations for the three months ended September 30, 2005 is a result of operating losses of the franchise and ancillary business mentioned above and twelve franchises and an ancillary business sold between July 1, 2005 and June 30, 2006 and a $0.4 million ($0.3 million, net of tax) net loss on the sale of two franchises sold during the third quarter of 2005.

We continuously evaluate the financial and operating results of our franchises, specifically the 10% contributing the least amount of operating income, and we will look to divest dealerships that do not meet our expectations.

Nine Months Ended September 30, 2006, Compared to the Nine Months Ended September 30, 2005

	For the Nine Months Ended September 30,
	2006	% of Gross Profit	2005	% of Gross Profit	Increase (Decrease)	% Change
		(Dollars in thousands, except per share data)
REVENUES:
New Vehicle	$2,652,347		$2,535,068		$117,279	5%
Used Vehicle	1,137,069		1,028,901		108,168	11%
Parts, service and collision repair	513,576		474,798		38,778	8%
Finance and insurance, net	120,042		114,687		5,355	5%
Total revenues	4,423,034		4,153,454		269,580	6%
COST OF SALES	3,753,162		3,532,174		220,988	6%
GROSS PROFIT	669,872	100.0%	621,280	100.0%	48,592	8%
OPERATING EXPENSES:
Selling, general and administrative	512,360	76.5%	486,947	78.4%	25,413	5%
Depreciation and amortization	15,164	2.2%	14,390	2.3%	774	5%
Income from operations	142,348	21.3%	119,943	19.3%	22,405	19%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(30,712)	(4.6)%	(20,521)	(3.3)%	10,191	50%
Other interest expense	(33,268)	(5.0)%	(30,183)	(4.9)%	3,085	10%
Interest and other income, net	4,496	0.6%	1,053	0.2%	3,443	327%
Loss on extinguishment of long-term debt	(914)	(0.1)%	—	—%	914	100%
Total other expense	(60,398)	(9.1)%	(49,651)	(8.0)%	10,747	22%
Income before income taxes	81,950	12.2%	70,292	11.3%	11,658	17%
INCOME TAX EXPENSE	30,731	4.6%	26,359	4.2%	4,372	17%
INCOME FROM CONTINUING OPERATIONS	51,219	7.6%	43,933	7.1%	7,286	17%
DISCONTINUED OPERATIONS, net of tax	(2,483)	(0.3)%	(3,354)	(0.6)%	871	26%
NET INCOME	$48,736	7.3%	$40,579	6.5%	$8,157	20%

EARNINGS PER COMMON SHARE (DILUTED):
Continuing Operations	$1.51		$1.34		$0.17	13%
Discontinued Operations	(0.07)		(0.10)
Net income	$1.44		$1.24		$0.20	16%

Net income increased 20%, or $0.20 per diluted share, to $48.7 million, or $1.44 per diluted share, for the nine months ended September 30, 2006, from $40.6 million, or $1.24 per diluted share, for the nine months ended September 30, 2005.

Income from continuing operations increased 17%, or $0.17 per diluted share, to $51.2 million, or $1.51 per diluted share, for the nine months ended September 30, 2006, from $43.9 million, or $1.34 per diluted share, for the nine months ended September 30, 2005. Income from continuing operations for the nine months ended September 30, 2006 includes (i) a $2.1 million (net of tax) gain related to the sale of our remaining interest in a pool of extended service contracts (“corporate generated F&I gain”), (ii) $1.0 million (net of tax) of costs associated with our decision to abandon certain strategic projects, (iii) $0.5 million (net of tax) of costs associated with a secondary offering of common stock, (iv) $0.6 million (net of tax) associated with the extinguishment of $15.0 million of our 8% Notes, and (v) $2.0 million (net of tax) of share-based compensation expense.  Income from continuing operations for the nine months ended September 30, 2005 includes $2.6 million (net of tax) of costs associated with our regional reorganization.  Excluding these items, adjusted income from continuing operations increased 14% to $53.3 million for the nine months ended September 30, 2006, from $46.5 million for the nine months ended September 30, 2005.  We believe that excluding these items provides a more accurate representation of our year over year financial performance.

The increase in adjusted income from continuing operations resulted from several factors, including: (i) an 8% increase in fixed operations gross profit and a 14% increase in used vehicle gross profit as a result of a continued focus on our high margin businesses; (ii) the performance of our new retail business, which delivered a 6% increase in gross profit; and (iii) expense control initiatives that reduced personnel and advertising costs, which together contributed to a 130 basis point of the overall 170 basis point improvement in adjusted SG&A expenses as a percentage of adjusted gross profit (excluding the $3.4 million corporate generated F&I gain). These factors were partially offset by a 50% increase in floor plan interest expense as a result of a 190 basis point increase in short-term interest rates.

Total revenues increased 6% to $4.4 billion for the nine months ended September 30, 2006, from $4.2 billion for the nine months ended September 30, 2005.  The increase in total revenues was a result of a 5% increase in new vehicle revenue and an 11% increase in used vehicle revenue.

Total gross profit increased 8% to $669.9 million for the nine months ended September 30, 2006, from $621.3 million for the nine months ended September 30, 2005. Total gross profit, excluding the corporate generated F&I gain, increased 7% to $666.5 million for the nine months ended September 30, 2006 from $621.3 million for the nine months ended September 30, 2005.  The increase in total gross profit was driven by an $18.6 million increase in fixed operations gross profit, as well as a $13.1 million and $11.5 million increase in used vehicle and new vehicle gross profit, respectively.

New Vehicle  —

	For the Nine Months Ended
	September 30,				Increase	%
	2006		2005		(Decrease)	Change
	(Dollars in thousands, except PVR data)
Revenues:
New retail revenues—same store(1)
Luxury	$775,226	31%	$784,337	32%	$(9,111)	(1)%
Mid-line import	1,039,096	42%	969,933	40%	69,163	7%
Mid-line domestic	378,805	15%	435,147	18%	(56,342)	(13)%
Value	55,656	2%	62,549	3%	(6,893)	(11)%
Total passenger vehicle retail revenue — same store	2,248,783		2,251,966		(3,183)	—%
Heavy trucks	247,835	10%	173,190	7%	74,645	43%
Total new retail revenues—same store(1)	2,496,618	100%	2,425,156	100%	71,462	3%
New retail revenues—acquisitions	35,615		—
Total new retail revenues	2,532,233		2,425,156		107,077	4%
Fleet revenues—same store(1)	119,178		109,912		9,266	8%
Fleet revenues—acquisitions	936		—
Total fleet revenues	120,114		109,912		10,202	9%
New vehicle revenues, as reported	$2,652,347		$2,535,068		$117,279	5%

New retail units:
New retail units—same store(1)
Luxury	17,303	22%	17,786	22%	(483)	(3)%
Mid-line import	42,564	53%	40,459	51%	2,105	5%
Mid-line domestic	13,313	17%	15,371	19%	(2,058)	(13)%
Value	2,676	3%	3,196	4%	(520)	(16)%
Total passenger vehicle retail units — same store	75,856		76,812		(956)	(1)%
Heavy trucks	4,062	5%	3,218	4%	844	26%
Total new retail units—same store(1)	79,918	100%	80,030	100%	(112)	—%
New retail units—acquisitions	1,263		—
Retail units—actual	81,181		80,030		1,151	1%

New revenue PVR—same store(1)	$31,240		$30,303		$937	3%
New revenue PVR—actual	$31,192		$30,303		$889	3%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Nine Months Ended
	September 30,				Increase	%
	2006		2005		(Decrease)	Change
	(Dollars in thousands, except PVR data)
Gross Profit:
New retail gross profit—same store(1)
Luxury	$62,564	35%	$63,801	37%	$(1,237)	(2)%
Mid-line import	75,168	42%	65,762	39%	9,406	14%
Mid-line domestic	28,814	16%	31,115	18%	(2,301)	(7)%
Value	4,113	2%	5,744	3%	(1,631)	(28)%
Total passenger vehicle retail gross profit — same store	170,659		166,422		4,237	3%
Heavy trucks	9,662	5%	5,698	3%	3,964	70%
Total new retail gross profit—same store(1)	180,321	100%	172,120	100%	8,201	5%
New retail gross profit—acquisitions	2,327		—
Total retail gross profit	182,648		172,120		10,528	6%
Fleet gross profit—same store(1)	3,072		2,098		974	46%
Fleet gross profit—acquisitions	18		—
Total fleet gross profit	3,090		2,098		992	47%
New vehicle gross profit, as reported	$185,738		$174,218		$11,520	7%
New gross profit PVR—same store(1)	$2,256		$2,151		$105	5%
New gross profit PVR—actual	$2,250		$2,151		$99	5%

New retail gross margin—same store(1)	7.2%		7.1%		0.1%	1%
New retail gross margin—actual	7.2%		7.1%		0.1%	1%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

New vehicle revenues increased 5% to $2.7 billion for the nine months ended September 30, 2006, from $2.5 billion for the nine months ended September 30, 2005.  The increase in new vehicle revenues was a result of a 43% increase in new vehicle revenue from our heavy trucks business and a 7% increase in our mid-line import brands offset by decreases across all our other brand categories, most notably mid-line domestic, which decreased 13%. Heavy truck new vehicle revenue PVR increased 13% and heavy truck new vehicle unit sales increased 26%, while mid-line import new vehicle revenue PVR increased 2% and unit sales increased 5%.  Overall passenger vehicle revenues increased 2%.

New vehicle gross profit increased 7% to $185.7 million for the nine months ended September 30, 2006, from $174.2 million for the nine months ended September 30, 2005.  New retail gross profit increased 6%, driven by a 14% increase in mid-line import gross profit as these brands continued their strong performance, and a 70% increase from our heavy trucks business.  These increases were offset by the performance of our mid-line domestic and value brands, which were down 7% and 28%, respectively, with the majority of the decrease resulting from the new vehicle incentive environment in the 2005 period.

Used Vehicle —

	For the Nine Months Ended
	September 30,		Increase	%
	2006	2005	(Decrease)	Change
	(Dollars in thousands, except PVR data)
Revenues:
Retail revenues—same store(1)	$866,022	$776,330	$89,692	12%
Retail revenues—acquisitions	3,578	—
Total used retail revenues	869,600	776,330	93,270	12%
Wholesale revenues—same store(1)	266,561	252,571	13,990	6%
Wholesale revenues—acquisitions	908	—
Total wholesale revenues	267,469	252,571	14,898	6%
Used vehicle revenues, as reported	$1,137,069	$1,028,901	$108,168	11%
Gross Profit:
Retail gross profit—same store(1)	$104,641	$90,633	$14,008	15%
Retail gross profit—acquisitions	502	—
Total used retail gross profit	105,143	90,633	14,510	16%
Wholesale gross profit—same store(1)	(1,079)	365	(1,444)	(396)%
Wholesale gross profit—acquisitions	39	—
Total wholesale gross profit	(1,040)	365	(1,405)	(385)%
Used vehicle gross profit, as reported	$104,103	$90,998	$13,105	14%

Used retail units—same store(1)	48,875	46,354	2,521	5%
Used retail units—acquisitions	234	—
Used retail units—actual	49,109	46,354	2,755	6%

Used revenue PVR—same store(1)	$17,719	$16,748	$971	6%
Used revenue PVR—actual	$17,708	$16,748	$960	6%

Used gross profit PVR—same store(1)	$2,141	$1,955	$186	10%
Used gross profit PVR—actual	$2,141	$1,955	$186	10%

Used retail gross margin—same store(1)	12.1%	11.7%	0.4%	3%
Used retail gross margin—actual	12.1%	11.7%	0.4%	3%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Used vehicle revenues increased 11% to $1.1 billion for the nine months ended September 30, 2006, from $1.0 billion for the nine months ended September 30, 2005.  Used retail revenues increased 12% to $869.6 million for the nine months ended September 30, 2006, as a result of a 6% in used retail unit sales and used revenue PVR.  The strength of the used vehicle market and our used vehicle merchandising initiatives have resulted in increased used vehicle sales and improved used revenue PVR.

Used vehicle gross profit increased 14% to $104.1 million for the nine months ended September 30, 2006, from $91.0 million for the nine months ended September 30, 2005.  Used retail gross profit increased 16% to $105.1 million as a result of a 6% increase in used retail unit sales and a 10% increase in used retail gross profit PVR.  The increase in used retail unit sales and used retail gross profit PVR was primarily a result of our investment in new software to better value trade-ins and improve inventory management, and the execution by our regional management teams dedicated to the used vehicle business.

Fixed Operations —

	For the Nine Months Ended
	September 30,		Increase	%
	2006	2005	(Decrease)	Change
	(Dollars in thousands)
Revenues:
Revenues—same store(1)
Parts and service	$465,217	$431,429	$33,788	8%
Collision repair	44,122	43,369	753	2%
Total revenues—same store(1)	509,339	474,798	34,541	7%
Revenues—acquisitions	4,237	—
Parts, service and collision repair revenues, as reported	$513,576	$474,798	$38,778	8%

Gross Profit:
Gross profit—same store(1)
Parts and service	$233,911	$218,048	$15,863	7%
Collision repair	23,889	23,329	560	2%
Total gross profit—same store(1)	257,800	241,377	16,423	7%
Gross profit—acquisitions	2,189	—
Parts, service and collision repair gross profit, as reported	$259,989	$241,377	$18,612	8%

Parts and service gross margin—same store(1)	50.3%	50.5%	(0.2)%	—%
Collision repair gross margin—same store(1)	54.1%	53.8%	0.3%	1%
Fixed operations gross margin—same store(1)	50.6%	50.8%	(0.2)%	—%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Fixed operations revenues increased 8% to $513.6 million for the nine months ended September 30, 2006, from $474.8 million for the nine months ended September 30, 2005.  Fixed operations gross profit increased 8% to $260.0 million for the nine months ended September 30, 2006, from $241.4 million for the nine months ended September 30, 2005.  Fixed operations revenues and gross profit increased primarily due to a 12% increase in both “customer pay” parts and service revenues and gross profit, respectively.

Finance and Insurance, net—

	For the Nine Months Ended
	September 30,		Increase	%
	2006	2005	(Decrease)	Change
	(Dollars in thousands, except PVR data)

Dealership generated F&I—same store(1)	$113,621	$110,933	$2,688	2%
Dealership generated F&I—acquisitions	1,336	—
Dealership generated F&I, net	114,957	110,933	4,024	4%
Corporate generated F&I	1,685	3,754	(2,069)	(55)%
Corporate generated F&I gain	3,400	—
Finance and insurance, net as reported	$120,042	$114,687	$5,355	5%

Dealership generated F&I PVR—same store (1)(2)	$882	$878	$4	1%
Dealership generated F&I PVR—actual(2)	$882	$878	$4	1%
F&I PVR–actual	$921	$907	$14	2%

(1)             Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)             Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I profit PVR.

F&I increased 5% to $120.0 million for the nine months ended September 30, 2006, from $114.7 million for the nine months ended September 30, 2005. Included in F&I was a $3.4 million gain related to sale of our remaining interest in a pool of extended service contracts.  Excluding this item, F&I increased 2% to $116.6 million for the nine months ended September 30, 2006, from $114.7 million for the nine months ended September 30, 2005. The increase in F&I was primarily a result of the 3% increase in retail units sales, as dealership F&I PVR increased 1%.  The increase in dealership generated F&I PVR was partially offset by a $3.1 million decrease in captive finance company revenue as a result of a strategic initiative to reduce our loan portfolio.  Corporate generated F&I, excluding the corporate generated F&I gain, was $1.7 million for the nine months ended September 30, 2006, and $3.8 million for the nine months ended September 30, 2005.  As a result of the aforementioned sale of our remaining interest in a pool of extended service contracts, we do not anticipate recognizing any significant corporate generated F&I in the future.

Selling, General and Administrative —

	For the Nine Months Ended
	September 30,
		% of Gross		% of Gross	% of Gross Profit Increase	% of Gross Profit %
	2006	Profit	2005	Profit	(Decrease)	Change
			(Dollars in thousands)
Personnel costs	$236,609	35.3%	$226,377	36.4%	(1.1)%	(3)%
Sales compensation	77,052	11.5%	71,221	11.5%	—%	—%
Share-based compensation	3,258	0.5%	—	0.0%	0.5%	100%
Outside services	42,752	6.4%	41,292	6.6%	(0.2)%	(3)%
Advertising	38,114	5.7%	40,092	6.5%	(0.8)%	(12)%
Rent	40,504	6.1%	35,829	5.8%	0.3%	5%
Utilities	14,036	2.1%	12,938	2.1%	—%	—%
Insurance	11,578	1.7%	10,908	1.7%	—%	—%
Other	48,457	7.2%	48,290	7.8%	(0.6)%	(8)%
Selling, general and administrative	$512,360	76.5%	$486,947	78.4%	(1.9)%	(2)%

Adjustments to SG&A:
Share-based compensation	(3,258)		—
Abandoned strategic project expenses	(1,658)		—
Secondary stock offering expenses	(846)		—
Reorganization expenses	—		(4,157)
Adjusted selling, general and administrative	$506,598	76.0%	$482,790	77.7%	(1.7)%	(2)%

Gross Profit	$669,872		$621,280

Corporate generated F&I gain	(3,400)		—
Adjusted gross profit	$666,475		$621,280

SG&A expenses as a percentage of gross profit decreased 190 basis points to 76.5% for the nine months ended September 30, 2006, from 78.4% for the nine months ended September 30, 2005.  SG&A expenses includes (i) $3.3 million of share-based compensation expense, (ii) $1.7 million of abandoned strategic project expenses and (iii) $0.8 million of costs associated with a secondary offering of common stock during the nine months ended September 30, 2006, and $4.2 million of reorganization costs during the nine months ended September 30, 2005.  Excluding these items, adjusted SG&A expense as a percentage of adjusted gross profit (excluding the $3.4 million corporate generated F&I gain) decreased 170 basis points to 76.0% for the nine months ended September 30, 2006, from 77.7% for the nine months ended September 30, 2005.  The improvement in adjusted SG&A as a percentage of adjusted gross profit is a result of several expense control initiatives resulting in reduced personnel and advertising costs.  These improvements were offset by increased rent resulting from our strategy to reduce our ownership of real estate and certain leasehold improvements through the use of sale-leaseback transactions.

Depreciation and Amortization—

Depreciation and amortization expense increased 5% to $15.2 million for the nine months ended September 30, 2006, from $14.4 million for the nine months ended September 30, 2005.  This increase is primarily related to property and equipment acquired between October 1, 2005 and September 30, 2006.

Other Income (Expense)—

Floor plan interest expense increased 50% to $30.7 million for the nine months ended September 30, 2006 from $20.5 million for the nine months ended September 30, 2005. This increase was a result of a 190 basis point increase in short-term interest rates and the amortization of our terminated cash flow swap.

Other interest expense increased 10% to $33.3 million for the nine months ended September 30, 2006, from $30.2 million for the nine months ended September 30, 2005.  The increase in other interest expense is a result of a higher effective interest rate on our 8% Notes due to the termination of a fair value swap.  As a result, our 8% Notes, which had a variable rate while the fair value swap was in place, are now fixed at 8% until maturity in 2014.

During the nine months ended September 30, 2006 we recognized a $0.9 million loss on the extinguishment of $15.0 million of our 8% Notes as part of a $40.0 million bond repurchase plan.

Income Tax Expense—

Income tax expense increased 17% to $30.7 million for the nine months ended September 30, 2006, from $26.4 million for the nine months ended September 30, 2005.  Our effective tax rate for the nine months ended September 30, 2006 and 2005 was 37.5%.

Discontinued Operations—

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2005
		Pending			Pending
	Sold	Disposition	Total	Sold(b)	Disposition(a)	Total
			(Dollars in thousands)
Franchises	6	1	7	16	1	17
Ancillary businesses	1	—	1	2	—	2

Income (loss) from operations	$(5,603)	$504	$(5,099)	$(2,126)	$392	$(1,734)
Other expense, net	(432)	(127)	(559)	(3,143)	(73)	(3,216)
Gain on disposition of discontinued operations, net	2,076	—	2,076	(416)	—	(416)
Income tax benefit (expense)	1,241	(142)	1,099	2,132	(120)	2,012
Discontinued operations, net of tax	$(2,718)	$235	$(2,483)	$(3,553)	$199	$(3,354)

(a)             Businesses were pending disposition as of September 30, 2006

(b)            Businesses were sold between January 1, 2005 and September 30, 2006

During the nine months ended September 30, 2006, we sold six franchises (five dealership locations) and one ancillary business, and as of September 30, 2006, one franchise was pending disposition. The $2.5 million loss from discontinued operations is primarily attributable to operating losses of the six franchises mentioned above, offset by the $2.1 million gain ($1.3 million, net of tax) on the sale of six franchises during 2006. The $3.4 million loss from discontinued operations for the nine months ended September 30, 2005, was a result of the operating losses of the franchises mentioned above, franchises sold in 2005 and the net loss on the sale of six franchises during the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of September 30, 2006, our funds generated through future operations and the funds available for borrowings under our committed credit facility, floor plan financing agreements, mortgage notes payable and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions, capital expenditures, current dividend commitments and any seasonal operating requirements for the foreseeable future.

As of September 30, 2006, we had cash and cash equivalents of $133.5 million and working capital of $390.2 million. In addition, we had $125.0 million available for borrowings under our committed credit facility for working capital, general corporate purposes and acquisitions.

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

In March 2006, we amended our Committed Credit Facility to include DaimlerChrysler Financial Services (“DCFS”) in the Syndicate and extend the maturity of the Committed Credit Facility from March 2008 to March 2009. In addition, DCFS agreed to provide a maximum of $120.0 million of floor plan financing outside of the Syndicate to finance inventory purchases at our Mercedes-Benz, Chrysler, Dodge and Jeep dealerships (“DaimlerChrysler Dealerships”). Pursuant to the signing of this amendment, floor plan borrowings from DCFS are now included in Floor Plan Notes Payable – Manufacturer Affiliated on our Condensed Consolidated Balance Sheets. The DCFS facility has no stated termination date and borrowings will accrue interest based on LIBOR. Further, we reduced our working capital borrowing capacity from $150.0 million to $125.0 million and reduced the commitment of the Syndicate to finance our inventory purchases from $650.0 million to $425.0 million. In total, these commitments give us $125.0 million of working capital borrowing capacity and $795.0 million of floor plan borrowing capacity.

Floor Plan Financing-

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory. We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “Floor Plan Notes Payable — Manufacturer Affiliated” and all other floor plan notes payable “Floor Plan Notes Payable — Non-manufacturer Affiliated.”  As of September 30, 2006, total borrowing capacity under the floor plan financing agreements with our vehicle floor plan providers totaled $795.0 million. In addition, as of September 30, 2006, we had total borrowing capacity of $56.0 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of September 30, 2006, we had $613.4 million outstanding to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our vehicle inventory.

During the first quarter of 2006, we refinanced the floor plan notes payable at our DaimlerChrysler Dealerships through the repayment of $85.4 million of floor plan notes payable — non-manufacturer affiliated with borrowings from DCFS, a manufacturer affiliated lender. As a result, floor plan notes payable at our DaimlerChrysler Dealerships are included in Floor Plan Notes Payable — Manufacturer Affiliated on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2006.  Floor plan notes payable at our DaimlerChrysler Dealerships totaled $90.8 million and $95.4 million as of September 30, 2006 and December 31, 2005, respectively.  In addition, during the nine months ended September 30, 2006, our Floor Plan Repayments — Non-manufacturer Affiliated and Floor Plan Notes Payable — Manufacturer Affiliated each increased by $85.4 million on our accompanying Condensed Consolidated Statements of Cash Flows.

Acquisitions and Acquisition Financing-

We did not acquire any franchises during the nine months ended September 30, 2006.  During the nine months ended September 30, 2005, we acquired three franchises (one dealership location) for an aggregate purchase price of $26.8 million, including $9.3 million of cash, $15.3 million of borrowings from our floor plan facilities, the exchange of two of our franchises valued at $1.5 million and $0.7 million of future payments.  We plan to use our available cash, borrowings under our Committed Credit Facility or proceeds from future sale-leaseback transactions to finance future acquisitions.  Each year we expect to acquire dealerships that would add between $150.0 million and $250.0 million of annualized revenues;

however, we do not expect to achieve this target in 2006.

Sale-Leaseback Transactions

During the nine months ended September 30, 2006, we completed two sale-leaseback transactions resulting in the sale of $13.4 million of real estate and construction improvements and the commencement of long-term operating leases for the assets sold.  During the nine months ended September 30, 2005, we completed two sale-leaseback transactions, which resulted in the sale of approximately $15.7 million of real estate and construction improvements and the commencement of long-term operating leases for the assets sold.

Bond Repurchase Plan

In September 2006, we recognized a $0.9 million loss on the extinguishment of $15.0 million of our 8% Notes in connection with a $40.0 million bond repurchase plan.  Other interest expense will decrease annually by $1.2 million as a result of this debt extinguishment. Our board of directors has authorized us to repurchase up to an additional $25.0 million of our Senior Subordinated Notes, which we may do depending on market conditions. Other interest expense would decrease annually between $3.2 million and $3.5 million, excluding costs to repurchase, upon completion of this bond repurchase plan.

Debt Covenants-

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) an adjusted current ratio of at least 1.2 to 1, of which our ratio was approximately 1.6 to 1 as of September 30, 2006; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was approximately 1.6 to 1 as of September 30, 2006; (iii) an adjusted leverage ratio of not more than 4.5 to 1, of which our ratio was approximately 2.9 to 1 as of September 30, 2006 and (iv) a minimum adjusted net worth of $350.0 million, of which our adjusted net worth was approximately $510.1 million as of September 30, 2006. A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was approximately 1.5 to 1 as of September 30, 2006 and (ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was approximately 3.3 to 1 as of September 30, 2006. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of September 30, 2006, we were in compliance with all our debt and lease agreement covenants.

Cash Flows for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

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

	For the Nine Months Ended
	September 30,
(In thousands)	2006	2005
Reconciliation of cash provided by operating activities to adjusted cash provided by operating activities
Cash provided by operating activities	$188,361	$37,414
Floor plan notes payable — non-manufacturer affiliated, net	(107,667)	48,246
Cash provided by operating activities — as adjusted	$80,694	$85,660

Reconciliation of cash (used in) provided by financing activities to adjusted cash used in financing activities
Cash (used in) provided by financing activities	$(123,172)	$19,851
Floor plan borrowings — non-manufacturer affiliated	(1,838,366)	(2,454,384)
Floor plan repayments — non-manufacturer affiliated	1,946,033	2,406,138
Cash used in financing activities — as adjusted	$(15,505)	$(28,395)

Operating Activities-

Net cash provided by operating activities totaled $188.4 million and $37.4 million for the nine months ended September 30, 2006 and 2005, respectively.  Net cash provided by operating activities, as adjusted, totaled $80.7 million for the nine months ended September 30, 2006, and $85.7 million for the nine months ended September 30, 2005. Cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable related to vehicle inventory. The $5.0 million decrease in our cash provided by operating activities, as adjusted, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, was attributable to (i) $11.9 million related to the timing of inventory purchases and repayments of floor plan notes payable (including $28.6 million of net repayments associated with acquisition and divestiture activity discussed below); and (ii) $13.4 million related to the timing of payments of accounts payable and accrued liabilities and prepaid assets, including a $13.7 million payment associated with the termination of three interest rate swaps, offset by (i) $12.6 million related to the timing of collection of accounts receivable and contracts-in-transit and (ii) a $9.0 million increase in net income adjusted for non-cash items.

We borrowed $15.3 million from our floor plan facilities for the purchase of inventory in connection with three franchise acquisitions during the nine months ended September 30, 2005.  We did not complete any acquisitions during the nine months ended September 30, 2006.  In connection with six franchise divestitures during each of the nine months ended September 30, 2006 and 2005, we repaid $21.0 million and $7.7 million of floor plan notes payable, respectively. Acquisition and divestiture activity decreased our cash provided by operating activities, as adjusted, by $21.0 million for the nine months ended September 30, 2006.  Acquisition and divestiture activity increased our cash provided by operating activities, as adjusted, by $7.6 million for the nine months ended September 30, 2005.

Investing Activities—

Net cash provided by investing activities totaled $11.1 million for the nine months ended September 30, 2006.  Net cash used in investing activities totaled $59.4 million for the nine months ended September 30, 2005. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $34.7 million for the nine months ended September 30, 2006, and $51.0 million for the nine months ended September 30, 2005.  During the nine months ended September 30, 2006 and 2005, $11.9 million and $24.4 million, respectively, of capital expenditures were financed or were pending financing through sale-leaseback agreements or mortgage notes payable. Our capital expenditures consisted of upgrades to our existing facilities and construction of new facilities. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. During the nine months ended September 30, 2006 and 2005, we received $3.4 million and $4.1 million, respectively, of construction reimbursements from lessors in connection with our sale-leaseback agreements. We expect that capital expenditures during 2006 will total approximately $60.0 million, of which we intend to finance approximately 40% to 50% principally through sale-leaseback agreements.

Cash used for acquisitions totaled $24.6 million for the nine months ended September 30, 2005.  We did not complete any acquisitions during the nine months ended September 30, 2006.

Proceeds from the sale of assets totaled $43.7 million for the nine months ended September 30, 2006, and $12.8 million for the nine months ended September 30, 2005. Included in proceeds from the sale of assets is the sale of six franchises (five dealership locations) during the nine months ended September 30, 2006 and six franchises (two dealership locations) during the nine months ended September 30, 2005. We completed the sale of the two remaining Thomason dealerships in Portland, Oregon in April 2006, for which we received approximately $14.6 million of net proceeds (approximately $22.2 million of gross proceeds less approximately $7.6 million of floor plan repayments). We continuously monitor the profitability and market value of our dealerships, specifically the 10% contributing the least amount of operating income, and may strategically divest non-profitable dealerships.

Financing Activities—

Net cash used in financing activities totaled $123.2 million for the nine months ended September 30, 2006. Net cash provided by financing activities totaled $19.9 million for the nine months ended September 30, 2005. Net cash used in financing activities, as adjusted, totaled $15.5 million and $28.4 million for the nine months ended September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2006 and 2005, we repaid debt of $17.5 million and $49.7 million, respectively. The majority of repayments during the nine months ended September 30, 2006, were a result of the repurchase of $15.0 million of our 8% Notes for $14.9 million.  The majority of repayments during the nine months end September 30, 2005, were a result of our decision to repay approximately $29.2 million of our variable rate mortgage notes payable.

During the nine months ended September 30, 2006 and 2005, we received proceeds from the exercise of stock options of $6.8 million and $3.1 million, respectively.  During the nine months ended September 30, 2006 we paid $0.8 million of income taxes on behalf of employees in connection with net share settlements of share-based awards.

During the nine months ended September 30, 2006 and 2005, proceeds from borrowings amounted to $1.0 million and $23.3 million, respectively, which related primarily to mortgage financing associated with the construction of dealership facilities.

Off-Balance Sheet Transactions

We had no material off-balance sheet transactions during the periods presented other than those disclosed in Note 14 of our Condensed Consolidated financial statements.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 9% Senior Subordinated Notes due 2012, our 8% Notes and our Committed Credit Facility, our ability to repurchase shares of our common stock or pay cash dividends is limited. As of September 30, 2006, our ability to repurchase shares or pay cash dividends was limited to an aggregate amount of $78.1 million due to these restrictions. We did not repurchase any shares of our common stock during 2006 or 2005.  On July 31, 2006, our Board of Directors declared a quarterly dividend of $0.20 per common share payable on August 24, 2006 to shareholders of record as of August 11, 2006.  In addition, on October 24, 2006, our Board of Directors declared a quarterly dividend of $0.20 per common share payable on November 16, 2006 to shareholders of record as of November 2, 2006. The quarterly dividends declared by the board of directors totaled approximately $13.3 million.

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

Inventories—

Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for new and used vehicles, we consider (i) the aging of new and used vehicles, (ii) loss histories of new and used vehicles, (iii) the timing of annual and model changeovers of new vehicles and (iv) current market conditions. We very rarely sell new vehicles that have been in inventory for less than 300 days at a loss. Our new vehicle loss histories have indicated that our losses range between 1 to 4% of our new vehicle inventory that exceeded 300 days old. As of September 30, 2006, our new vehicle loss reserve was $0.6 million or 3.8% of new vehicle inventory over 300 days old. Each 1% change in our estimate would change our new vehicle reserve approximately $0.2 million. Our used vehicle loss histories have indicated that our losses range between 2 to 4% of our used vehicle inventory. As of September 30, 2006, our used vehicle loss reserve was $3.6 million or 3.1% of used vehicle inventory. A 1% change in our estimate of used vehicle losses would change Used Vehicle Cost of Sales by approximately $1.2 million.

Notes Receivable—Finance Contracts—

As of September 30, 2006 and December 31, 2005, we had outstanding notes receivable from finance contracts of $22.2 million and $27.2 million, respectively. These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve. Our loss histories indicate our future credit losses will be approximately 14% of notes receivable. Our allowance for credit losses was $3.0 million and $3.5 million as of September 30, 2006 and December 31, 2005, respectively. A 1% change in our estimate of notes receivable losses during the three and nine months ended September 30, 2006 would change our Finance and Insurance, net by approximately $0.2 million.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated. F&I commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 7% and 18%. Our chargeback reserves were $14.6 million and $12.6 million as of September 30, 2006 and December 31, 2005, respectively. A 1% change in chargebacks of all our products during the three and nine months ended September 30, 2006 would change Finance and Insurance, net by approximately $0.9 million.

Self Insurance Reserves—

We are self insured for certain employee medical, workers compensation and general liability claims. We maintain stop loss insurance for individual and aggregate claims. We maintain and frequently review claim and loss histories to help us assess our future liability for these claims. In addition, we use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of September 30, 2006, we had $6.5 million of insurance reserves for both known and unknown employee medical, workers compensation and general liability claims.

Goodwill and Other Intangible Assets—

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that based on how we operate our business, allocate resources, and regularly review our financial data and operating results that we qualify as a single reporting unit for purposes of testing goodwill for impairment. We evaluate our operations and financial results in the aggregate by dealership. The dealership general managers are responsible for customer facing activities, including inventory management, advertising and personnel decisions; and have the flexibility to respond to local market conditions while the corporate management team, with input from the regional management teams, is responsible for infrastructure and general strategy decisions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption.  We are currently evaluating the impact of FIN No. 48 on our condensed consolidated financial statements and disclosures.

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

	For the Nine Months Ended September 30,
(In thousands)	2006	2005
Reconciliation of cash provided by operating activities to adjusted cash provided by operating activities:
Cash provided by operating activities	$188,361	$37,414
Floor plan notes payable — non-manufacturer affiliated, net	(107,667)	48,246
Cash provided by operating activities — as adjusted	$80,694	$85,660

Reconciliation of cash (used in) provided by financing activities to adjusted cash used in financing activities:
Cash (used in) provided by financing activities	$(123,172)	$19,851
Floor plan borrowings — non-manufacturer affiliated	(1,838,366)	(2,454,384)
Floor plan repayments — non-manufacturer affiliated	1,946,033	2,406,138
Cash used in financing activities — as adjusted	$(15,505)	$(28,395)

Dealership generated F&I -

We evaluate our F&I performance on a Per Vehicle Retailed (“PVR”) basis by dividing our total F&I commissions by the number of retail vehicles sold. During 2003, we renegotiated a contract with a third party F&I product provider, which resulted in the recognition of income in 2006 and 2005 that was not attributable to retail vehicles sold during 2006 and 2005 (referred to as “corporate generated F&I”).  During the second quarter of 2006, we decided to sell our remaining interest in the pool of extended service contracts that had been the source of our corporate generated F&I, which resulted in the recognition of a $3.4 million gain on the sale (“corporate generated F&I gain”).  We believe that dealership generated F&I, which excludes the additional revenue derived from this contract, provides a more meaningful measure of our F&I operating performance.

The following table reconciles Finance and insurance, net to dealership generated F&I, and provides the necessary components to calculate dealership generated F&I PVR:

	For the Three Months Ended September 30,
(Dollars in thousands, except per vehicle data)	2006	2005
Reconciliation of Finance and insurance, net to dealership generated F&I:
Finance and insurance, net	$41,198	$40,133
Less: corporate generated F&I	—	(1,184)
Dealership generated F&I	$41,198	$38,949

Dealership generated F&I PVR	$905	$856

Retail units sold:
New retail units	28,294	29,096
Used retail units	17,205	16,428
Total retail units	45,499	45,524

	For the Nine Months Ended September 30,
(Dollars in thousands, except per vehicle data)	2006	2005
Reconciliation of Finance and insurance, net to dealership generated F&I:
Finance and insurance, net	$120,042	$114,687
Less: corporate generated F&I	(1,685)	(3,754)
Less: corporate generated F&I gain	(3,400)	—
Dealership generated F&I	$114,957	$110,933

Dealership generated F&I PVR	$882	$878

Retail units sold:
New retail units	81,181	80,030
Used retail units	49,109	46,354
Total retail units	130,290	126,384

Adjusted SG&A Expenses as a percentage of adjusted gross profit

Our SG&A expense was impacted by (i) the adoption of SFAS No. 123R, (ii) our decision to issue performance share units and restricted share units instead of stock options and (iii) expenses related to a secondary stock offering during the three months ended September 30, 2006; and expenses related to our regional reorganization during the three months ended September 30, 2005.  Effective January 1, 2006, we adopted SFAS No. 23R under the modified prospective transition method and therefore recorded share-based compensation expense under the fair value method for the three months ended September 30, 2006.  Prior to January 1, 2006, share-based compensation expense was recorded under the intrinsic value method and therefore did not recognize any share-based compensation expense.  We believe that a more meaningful comparison of our SG&A as a percentage of gross profit can be made by adjusting for these items.

	For the Three Months Ended September 30,
(Dollars in thousands)	2006	2005
Adjusted SG&A expenses as a percentage of gross profit:
SG&A expenses	$174,996	$168,395
Share-based compensation expense	(962)	—
Secondary stock offering expenses	(846)	—
Reorganization expenses	—	(591)
Adjusted SG&A expenses	$173,188	$167,804

Gross profit	$229,760	$217,324

Adjusted SG&A expenses as a percentage of gross profit	75.4%	77.2%

Our SG&A expense was impacted by (i) the adoption of SFAS No. 123R, (ii) our decision to issue performance share units and restricted share units instead of stock options, (iii) our decision to abandon certain strategic projects, and (iv) expenses related to a secondary stock offering during the nine months ended September 30, 2006; and expenses related to our regional reorganization during the nine months ended September 30, 2005.  Effective January 1, 2006, we adopted SFAS No. 123R under the modified prospective transition method and therefore recorded share-based compensation expense under the fair value method for the nine months ended September 30, 2006.  Prior to January 1, 2006, share-based compensation expense was recorded under the intrinsic value method and therefore we did not recognize any share-based compensation expense.  Our gross profit was impacted by the sale of our remaining interest in a pool of extended service contracts during the nine months ended September 30, 2006.  We believe that a more meaningful comparison of our SG&A as a percentage of adjusted gross profit can be made by adjusting for these items.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Adjusted SG&A expenses as a percentage of adjusted gross profit:
SG&A expenses	$512,360	$486,947

Share-based compensation expense	(3,258)	—
Abandoned strategic project expenses	(1,658)	—
Secondary stock offering expenses	(846)	—
Reorganization expenses	—	(4,157)
Adjusted SG&A expenses	$506,598	$482,790

Gross profit	$669,872	$621,280
Corporate generated F&I gain	(3,400)	—
	$666,472	$621,280

Adjusted SG&A expenses as a percentage of adjusted gross profit	76.0%	77.7%

Adjusted income from continuing operations

Our income from continuing operations was impacted by (i) the adoption of SFAS No. 123R, (ii) our decision to issue performance share units and restricted share units instead of stock options, (iii) expenses related to the extinguishment of long-term debt and (iv) expenses related to a secondary stock offering during the three months ended September 30, 2006; and expenses related to our regional reorganization during the three months ended September 30, 2005.  Effective January 1, 2006, we adopted SFAS No. 123R under the modified prospective transition method and therefore recorded share-based compensation expense under the fair value method for the three months ended September 30, 2006.  Prior to January 1, 2006, share-based compensation expense was recorded under the intrinsic value method and therefore did not recognize any share-based compensation expense.  We believe that a more meanginful comparison of our income from continuing operations can be made by adjusting for these items.

	For the Three Months Ended September 30,
(In thousands)	2006	2005
Adjusted income from continuing operations:
Net income	$17,179	$14,953
Discontinued operations, net of tax	1,047	2,128
Income from continuing operations	18,226	17,081

Share-based compensation expense, net of tax	601	—
Loss on extinguishment of long-term debt, net of tax	571	—
Secondary stock offering expenses, net of tax	529	—
Reorganization expenses, net of tax	—	369
Adjusted income from continuing operations	$19,927	$17,450

Our income from continuing operations was impacted by (i) the sale of our remaining interest in a pool of extended service contracts, (ii) the adoption of SFAS No. 123R, (iii) our decision to issue performance share units and restricted share units instead of stock options, (iv) our decision to abandon certain strategic projects, (v) expenses related to the extinguishment of long-term debt and (vi) expenses related to a secondary stock offering during the nine months ended September 30, 2006; and expenses related to our regional reorganization during the nine months ended September 30, 2005.  Effective January 1, 2006, we adopted SFAS No. 123R under the modified prospective transition method and therefore recorded share-based compensation expense under the fair value method for the nine months ended September 30, 2006.  Prior to January 1, 2006, share-based compensation expense was recorded under the intrinsic value method and therefore we did not recognize any share-based compensation expense.  We believe that a more meaningful comparison of our income from continuing operations can be made by adjusting for these items.

	For the Nine Months Ended September 30,
(In thousands)	2006	2005
Adjusted income from continuing operations:
Net income	$48,736	$40,579
Discontinued operations, net of tax	2,483	3,354
Income from continuing operations	51,219	43,933

Corporate generated F&I gain, net of tax	(2,125)	—
Share-based compensation expense, net of tax	2,036	—
Abandoned strategic project expenses, net of tax	1,036	—
Loss on extinguishment of long-term debt, net of tax	571	—
Secondary stock offering expenses, net of tax	529	—
Reorganization expenses, net of tax	—	2,598
Adjusted income from continuing operations	$53,266	$46,531

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $650.3 million of total variable rate debt (including floor plan notes payable) outstanding as of September 30, 2006, a 1% change in interest rates would result in a change of approximately $6.5 million to our annual interest expense.

We received $21.0 million of interest credit assistance from certain automobile manufacturers during the nine months ended September 30, 2006. Interest credit assistance reduced new vehicle cost of sales from continuing operations for the nine months ended September 30, 2006 by $20.7 million and reduced new vehicle inventory by $3.7 million and $3.6 million as of September 30, 2006 and December 31, 2005, respectively. Although we can provide no assurance as to the amount of future interest credit assistance, based on historical data, it is our expectation that an increase in prevailing interest rates would result in some increase in interest credit assistance from certain (mainly domestic) automobile manufacturers.

Interest Rate Hedges

Three of our interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements.  Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of September 30, 2006 was $3.6 million ($2.2 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income.  In addition, included as a reduction to our 8% Notes as of September 30, 2006 was $8.2 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income.  The amortization of the termination costs of these three swap agreements will increase floor plan and other interest expense by $0.7 million and $0.9 million, respectively, during 2006.

We have an interest rate swap agreement with a notional principal amount of $14.3 million as of September 30, 2006, as a hedge against future changes in the interest rate of our variable rate mortgage notes payable. Under the terms of the swap agreement, we are required to make payments at a fixed rate and receive a variable rate based on LIBOR. This swap agreement was designated and qualifies as a cash flow hedge of changes in the interest rate of our variable rate mortgage notes payable and will contain minor ineffectiveness. As of September 30, 2006 and December 31, 2005, the swap agreement had a fair value of $0.4 million and $0.3 million, respectively, which is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

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

---

Forward-Looking Statements

This report contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and projections regarding our financial position, results of operations, market position, product development and business strategy.  Such statements include, but are not limited to our expectations that the mid-line import and luxury brands will continue to take market share and the impact that will have on our operations; that the vehicle manufacturers will continue their incentive programs; that our increased service expansion will drive future revenue increases; that we will continue to acquire dealerships and the impact those acquisitions on our operations; that our initiatives in F&I will increase revenues; our capital expenditure projections and the impact they will have on our operations, our ability to complete our bond repurchase plan and the impact that plan will have on our operations; the impact that our high margin business will have on our future operations; and our ability to continue to pay dividends.

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

▪                  our ability to successful implement our strategies,

•                  governmental regulations and legislation; and

•                  automotive retail industry trends.

There can be no guarantees that our plans for future operations will be successfully implemented or that they will prove to be commercially successful or that we will be able to continue paying dividends in the future at the current rate or at all.  These and other risk factors are discussed in out Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

10.1	Form of Restricted Share Award Agreement for Non-Employee Directors.

10.2	Restricted Share Award Agreement of Kenneth B. Gilman, dated October 23, 2006.

10.3	Restricted Share Award Agreement for Non-Employee Directors of Michael J. Durham, dated October 23, 2006.

15.1	Awareness letter from Deloitte & Touche LLP.

31.1

Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2006.

31.2

Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2006.

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2006.

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2006.

*             Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: November 7, 2006	By:	/s/ KENNETH B. GILMAN
Name: Kenneth B. Gilman
Title: Chief Executive Officer and President

Date: November 7, 2006	By:	/s/ J. GORDON SMITH
		Name:	J. Gordon Smith
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

10.1	Form of Restricted Share Award Agreement for Non-Employee Directors.

10.2	Restricted Share Award Agreement of Kenneth B. Gilman, dated October 23, 2006.

10.3	Restricted Share Award Agreement for Non-Employee Directors of Michael J. Durham, dated October 23, 2006.

15.1	Awareness letter from Deloitte & Touche LLP.

31.1

Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2006.

31.2

Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2006.

32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2006.

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2006.

* Incorporated by reference