Form 10-K
period 2006-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2007-03-08
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Based on the closing price of the registrant’s common stock as of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $266,580,450.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of March 5, 2007, was 33,559,606 (net of 1,536,706 treasury shares).

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

2006 FORM 10-K ANNUAL REPORT

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

•       capital expenditures;

•       the ability of mid-line imports and luxury brands to continue to take market share;

•       improvements in our SG&A as a percentage of gross profit;

•       our ability to pay future dividends;

•       the completion of future acquisitions and the revenues to be generated by those acquisitions;

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

•       the reputation and financial condition of vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully;

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

•       our criteria for independence of the members of our board of directors; audit committee and compensation committee;

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

As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”), our Chief Executive Officer submitted to the NYSE his annual certification on May 19, 2006, stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to our annual report on Form 10-K for the year ended December 31, 2005, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Commission.

Item 1.                        Business

We are one of the largest automotive retailers in the United States, operating 114 franchises at 87 dealership locations as of December 31, 2006. We offer our customers an extensive range of automotive products and services, including:

•       new and used vehicles and related financing;

•       vehicle maintenance and repair services;

•       replacement parts; and

•       warranty, insurance and extended service contracts.

For the year ended December 31, 2006, our revenues were $5.7 billion and our net income was $60.7 million.

Asbury Automotive Group, Inc. was incorporated in Delaware on February 15, 2002. On March 13, 2002, we effected an initial public offering of our common stock, and on March 14, 2002, our stock was listed on the NYSE under the ticker symbol “ABG”.

General Description of Our Operations

As of December 31, 2006, we operated dealerships in 21 metropolitan markets throughout the United States. We developed our dealership portfolio through the acquisition of large, locally branded dealership groups operating throughout the United States. We complemented these large dealership groups with the purchase of numerous single point dealerships and small dealership groups in our existing market areas (referred to as “tuck in acquisitions.”)  Our retail network is currently organized into principally four regions and includes ten locally branded dealership groups. The following is a detailed breakdown of our markets and dealerships as of December 31, 2006:

Brand Names by Region	Date of Initial Acquisition	Markets	Franchises
South
Nalley Automotive Group	September 1996	Atlanta, GA	Acura, Audi, BMW, Chrysler, Hino, Honda, Infiniti, Isuzu Truck, Jaguar, Jeep, Lexus(a), Navistar, Peterbilt, Volvo
North Point Auto Group	February 1999	Little Rock, AR	BMW, Ford, Hyundai(a)(b), Lincoln, Mazda, Mercury, Nissan(a), Toyota, Volkswagen, Volvo
Florida
Courtesy Autogroup	September 1998	Tampa, FL	Chrysler, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Toyota
Coggin Automotive Group	October 1998	Jacksonville, FL	Buick, Chevrolet, GMC(a), Honda(a), Kia (a), Nissan(a), Pontiac(a), Toyota,
		Orlando, FL	Buick, Chevrolet, Ford, GMC, Honda(a), Lincoln, Mercury, Pontiac
		Fort Pierce, FL	BMW, Honda, Mercedes-Benz
West
Spirit Automotive Group	April 2004	Los Angeles, CA	Honda
David McDavid Auto Group	April 1998	Dallas/Fort Worth, TX	Acura, Honda(a), Lincoln, Mercury
		Houston, TX	Honda, Nissan
		Austin, TX	Acura
Mid-Atlantic
Crown Automotive Company	December 1998	Greensboro, NC	Acura, BMW, Cadillac, Chevrolet, Chrysler, Dodge, Honda, Nissan, Volvo
		Chapel Hill, NC	Honda, Volvo
		Fayetteville, NC	Dodge, Ford
		Charlotte, NC	Honda
		Richmond, VA	Acura, BMW(a), MINI
		Charlottesville, VA	BMW
		Greenville, SC	Chrysler, Jeep, Nissan
Gray-Daniels Auto Family	April 2000	Jackson, MS	Buick, Cadillac, Chevrolet(a), Ford, GMC, Lincoln, Mercury, Nissan(a), Pontiac, Toyota
Plaza Motor Company	December 1997	St. Louis, MO	Audi, BMW, Cadillac, Infiniti, Land Rover, Lexus, Mercedes-Benz, Porsche
Northern California Dealerships	April 2003	Fresno, CA Sacramento, CA	Mercedes-Benz, Nissan Mercedes-Benz

(a)           This market has two of these franchises.

(b)           Both locations were pending divestitures as of December 31, 2006 and were sold in the first quarter of 2007.

New vehicle sales

Our franchises include a diverse portfolio of 33 American, European and Asian brands. Our new vehicle sales include the sale of new vehicles to individual retail customers (“new retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms “new retail” and “fleet” being collectively referred to as “new”). In 2006, we retailed approximately 104,000 new vehicles through our dealerships. New vehicle retail sales were approximately 57% of our total revenues and 27% of our total gross profit for the year ended December 31, 2006. Fleet sales, which provide significantly less margin than retail sales, were approximately 3% of total revenues for the year ended December 31, 2006. We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed (“PVR”). We believe we are well-positioned to capitalize on changes in consumer preferences as a result of our strong brand mix, which is heavily weighted towards mid-line import and luxury brands Please see “Business Strategy—Focus on Premier Brand Mix, Strategic Markets and Diversification” below for a discussion on our diverse offering of brands and products.

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

Used vehicle sales

We sell used vehicles at virtually all of our franchised dealerships. Used vehicle sales include the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”). In 2006, we retailed approximately 63,000 used vehicles through our dealerships. Retail sales of used vehicles, which generally have higher gross margins than new vehicles, made up approximately 19% of our total revenues and 15% of our total gross profit for the year ended December 31, 2006. Used vehicle revenue from wholesale sales was 6% of total revenue for the year ended December 31, 2006. Profits from the sales of used vehicles are dependent primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and the use of the best available technology to manage our inventory. Our new vehicle operations provide our used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which we believe are a good source of attractive used vehicle inventory. A significant portion of our used vehicle inventory is purchased at auctions restricted to new vehicle dealers (offering off-lease, rental and fleet vehicles) and “open” auctions which offer vehicles sold by other dealers and repossessed vehicles. Used vehicle inventory is typically wholesaled after approximately 60 days, except for low value trade-ins, which are wholesaled almost immediately. The reconditioning of used vehicles also creates profitable service work for our fixed operations departments.

In addition to our high quality supply of used vehicles, we manage our used car sales on a local basis and employ the best available technology to manage our inventory and used car sales. We transfer used vehicles among our dealerships to provide a balanced mix of used vehicle inventory at each of our dealerships. We believe that acquisitions of additional dealerships will expand the internal market for the transfer of used vehicles among our dealerships and, therefore, increase the ability of each dealership to offer a balanced mix of used vehicles.

We have taken several steps towards building customer confidence in our used vehicle inventory, including participation in manufacturer certification programs as well as the development of our own used vehicle certification program. The manufacturer programs make certain used vehicles eligible for vehicle benefits such as special finance rates and extended manufacturer warranties. In addition, each dealership offers customers the opportunity to purchase extended warranties, which are provided by third parties, on its used car sales.

We intend to grow our used vehicle sales by maintaining high quality inventory across all price ranges, providing competitive prices, executing our marketing initiatives and increasing our focus on training. In addition, we also intend to increase our used vehicle sales though our focus on sub-prime financing. Most of our customers seek to purchase rather than lease used vehicles and most of these purchases require some level of financing. There are a number of consumers who do not have access to traditional financing and must avail themselves of the sub-prime lending market. We have seen an increase in used vehicle gross profit at certain of our stores attributable to our focus at those stores on sales to customers in need of sub-prime financing. We plan to implement a dedicated sub-prime program at more of our stores in order to better service those customers who need sub-prime financing.

Parts, service and collision repair

We refer to the parts, service and collision repair area of our business as “fixed operations”. We sell parts and provide maintenance and repair service at all of our franchised dealerships, primarily for the vehicle brands sold at those dealerships. In addition, as of December 31, 2006, we maintained 23 free-standing collision repair centers in close proximity to our dealerships. Our dealerships and collision repair centers collectively operate approximately 2,150 service bays. Parts, service and collision repair centers accounted for approximately 12% of our total revenues and 39% of our total gross profit as of December 31, 2006.

Historically, fixed operations revenues have been more stable than vehicle sales. Industry-wide, parts and service revenues have consistently increased over the last 20 years primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increased number of vehicles on the road. We believe the variety and quality of extended service plans available for both new and used vehicles in recent years has seen progressive expansion and improvement. Our fixed operations benefit from the service work generated through the sale of extended service contracts to customers who purchase new and used vehicles from us as customers tend to service their vehicles at the same location where they purchase extended warranty contracts. As of December 31, 2006, warranty work accounted for approximately 21% of our parts and service revenue.

Historically, the automotive repair industry has been highly fragmented. However, we believe that the increased use of advanced technology in vehicles has made it difficult for independent repair shops to have the expertise required to perform major or technical repairs, especially as such repairs relate to luxury and mid-line imports which comprise a majority of our new vehicle retail sales. Additionally, most manufacturers require warranty work to be performed only at franchised dealerships. As a result, unlike independent service stations or independent and superstore used car dealerships with service operations, our franchised dealerships are qualified to perform work covered by manufacturer warranties on increasingly technologically complex motor vehicles. We use variable rate compensation structures designed to reflect the difficulty and sophistication of different types of repairs to compensate employees working in parts and service. In addition, the profit percentages for parts vary according to market conditions and type.

One of our major goals is to retain each vehicle purchaser as a long-term customer of our parts and service departments. Currently, we estimate that approximately 30% of customers return to our dealerships for other services after the vehicle warranty expires. Therefore, we believe that significant opportunity for growth exists in the maintenance service business. Each dealership has systems in place to track customer maintenance records and to notify owners of vehicles purchased at the dealership when their vehicles are due for periodic services. In 2006, we implemented additional customer retention iniatives and expanded our service offerings to essentially make the fixed operations business at our stores a “one stop” shop. Service and repair activities are an integral part of our overall approach to customer service. From selling tires to utilizing state-of-the-art diagnostic equipment, our fixed operations businesses offer a variety of repairs and services, many of which other independent repair shops would not handle. In 2005, we added approximately 140 fixed operations employees, including approximately 100 technicians, to our operations to ensure that our customers continue to receive excellent service. We experienced continued growth in this line of our business in 2006 due to the additions made in 2005.

We expect our fixed operations sales to continue to grow as we (i) continue to invest in additional service capacity, (ii) upgrade equipment, (iii) expand our product offerings, (iv) capitalize on our regional training programs and (v) add service advisors and skilled technicians to meet anticipated future demand, especially from the increased market share of the mid-line import and luxury import brands.

Finance and insurance

We refer to the finance and insurance area of our business as F&I. We generally arrange for the financing of the sale or lease of new and used vehicles to customers through third party vendors. We arranged customer financing with no recourse to us on approximately 65% of the vehicles we sold during the year ended December 31, 2006. These transactions result in commissions being paid to us by the third party lenders, including manufacturer captive finance subsidiaries. Our finance and insurance business generated approximately 3% of our total revenues and 18% of our total gross profit for the year ended December 31, 2006.

To date, we have entered into “preferred lender agreements” with 19 lenders. Under the terms of the preferred lender agreements, each lender has agreed to provide a marketing fee to us above the standard commission for each loan that our dealerships place with that lender. Furthermore, many of the insurance products we sell result in additional underwriting profits and investment income yields based on portfolio performance.

We receive highly favorable pricing on these products from our vendors as a result of our size and sales volume. We earn sales-based commissions on substantially all of these products while taking virtually no risk related to loan payments, insurance payments or investment performance, which are generally borne by third parties. These commissions are subject to cancellation, in certain circumstances, if the customer were to cancel the contract. In May 2006, we implemented a new F&I program which increased our upfront warranty commission, which we believe will increase F&I PVR by $40 to $50. In addition, we expect to complete the rollout of a training program in 2007 that certifies all of our F&I managers, sales managers and sales associates in legal and ethical compliance matters.

Recent Developments

On February 26, 2007, we commenced a tender offer and consent solicitation for our $250.0 million aggregate principal amount 9% Senior Subordinated Notes due 2012 (the “9% Notes”), which is contingent on obtaining financing and is scheduled to expire on March 23, 2007. We are currently evaluating our financing alternatives in the capital markets.

On February 15, 2007, Kenneth B. Gilman announced his retirement from his position as our President and Chief Executive Officer, and his retirement from our board of directors, both effective immediately following our 2007 Annual Meeting of Shareholders on May 4, 2007. Charles R. Oglesby will succeed Mr. Gilman as our President and Chief Executive Officer commencing May 4, 2007.

On February 15, 2007, we announced that our board of directors approved a 1.3 million share repurchase program with the objective of offsetting earnings per share dilution resulting from employee stock-based compensation programs.

In February 2007, we sold two dealerships in Little Rock, Arkansas. We sold these dealerships for $8.3 million and recognized a loss on these sales of approximately $1.8 million. These franchises were classified as discontinued operations as of December 31, 2006.

On January 17, 2007, our board of directors declared a $0.20 per share cash dividend. This was the third consecutive quarter that a $0.20 per share dividend was paid.

On December 29, 2006, Asbury Automotive Holdings L.L.C. (“AAH”), our largest shareholder, dissolved and distributed its shares of our common stock among certain funds affiliated with Freeman Spogli & Co. (the “FS Funds”), which held a 49% interest in AAH. This distribution occurred following the sale of all of our common stock owned by Ripplewood Partners, L.P. (“Ripplewood”), which held a 51% interest in AAH prior to the sale, through two secondary offerings in the fourth quarter of 2006. The FS Funds also sold some of their holdings of our common stock in one of these secondary offerings. Following AAH’s dissolution, the voting provisions of the shareholders agreement, dated as of March 1, 2002 (as amended, the “Shareholders Agreement”), among Asbury, AAH and certain of our other stockholders, terminated. Consequently, we are no longer controlled by Ripplewood and the FS Funds will directly own and have sole voting power over the shares of our common stock held by each of them. The FS Funds collectively held approximately 17.7% of our outstanding shares as of December 31, 2006. Prior to its dissolution, AAH had voting control of approximately 24.9% of Asbury common stock pursuant to the terms of the Shareholders Agreement.

Business Strategy

Focus on Premier Brand Mix, Strategic Markets and Diversification

We classify our franchise sales into luxury, mid-line import, mid-line domestic, value, and heavy trucks. Luxury and mid-line imports together accounted for approximately 73% of our new retail vehicle revenues as of December 31, 2006, and comprised over 60% of our total franchises. Over the last 15 years, luxury and mid-line imports have gained market share at the expense of mid-line domestic brands. Luxury and mid-line import vehicles have delivered more desirable vehicle models and have demonstrated greater resilience to downturns in the economy, garnered higher customer loyalty and presented more attractive service and used car opportunities. The mid-line import brands are generally viewed as more fuel efficient, and thus perform well during times when gas prices are high.

The following table reflects the franchises and the share of new retail vehicle revenue represented by each class of franchise as of December 31, 2006:

Class/Franchise	Number of Franchises as of December 31, 2006	% of New Retail Vehicle Revenue for the Year Ended December 31, 2006
Luxury
BMW	8	6%
Acura	5	5
Mercedes-Benz	5	9
Lincoln	4	1
Volvo	4	1
Cadillac	3	1
Infiniti	3	3
Lexus	3	6
Audi	2	*
Porsche	1	*
Jaguar	1	*
Land Rover	1	*
Total Luxury	40	32%
Mid-Line Import
Honda	13	21%
Nissan	11	12
Toyota	4	8
Mazda	1	*
MINI	1	*
Volkswagen	1	*
Total Mid-Line Import	31	41%
Mid-Line Domestic
Chevrolet	5	4%
GMC	4	1
Pontiac	4	1
Chrysler	4	2
Ford	4	5
Mercury	4	1
Buick	3	*
Jeep	3	1
Dodge	2	1
Total Mid-Line Domestic	33	16%
Value
Hyundai(a)	3	* %
Kia	3	1
Total Value	6	1%
Heavy Trucks
Hino	1	* %
Isuzu	1	2
Navistar	1	6
Peterbilt	1	2
Total Heavy Trucks	4	10%
TOTAL	114	100%

*                     Franchise accounted for less than 1% of new retail vehicle revenue for the year ended December 31, 2006.

(a)           Includes two pending divestitures as of December 31, 2006, which were sold in the first quarter of 2007.

Asbury’s geographic coverage encompassed 21 different metropolitan markets at 87 locations in 10 states as of December 31, 2006: Arkansas, California, Florida, Georgia, Mississippi, Missouri, North Carolina, South Carolina, Texas and Virginia. New vehicle sales revenue is diversified among manufacturers and for the year ended December 31, 2006 of which Honda (21%), Nissan (12%), Mercedes-Benz (9%), Toyota (8%), BMW (6%), Lexus (6%), Acura (5%) and Ford (5%) represented 72% of the portfolio. We believe that our broad geographic coverage as well as diversification among manufacturers decreases our exposure to regional economic downturns and manufacturer-specific risks such as warranty issues or production disruption. See “Risk Factors—Risk Factors Related to our Dependence on Vehicle Manufacturers—Adverse conditions affecting the manufacturers may negatively impact our profitability” for a list of such manufacturer-specific risks.

Each of our dealerships maintains a strong local brand that has been enhanced through local advertising over many years. We believe our cultivation of strong local brands is beneficial because consumers prefer to interact with a locally recognized brand. By placing franchises in one geographic location under a single, local brand, we expect to generate advertising synergies and retain customers even as they purchase and service different automobile brands.

Maintain Variable Cost Structure and Emphasize Expense Control

We continually focus on controlling expenses and expanding margins at our existing dealerships and those that are integrated into our operations upon acquisition. Our variable cost structure generally helps us manage expenses in a variety of economic environments, as the majority of our operating expenses consist of incentive-based compensation, vehicle carrying costs, advertising and other variable and controllable costs. The majority of our general manager compensation and virtually all salesperson compensation is tied to profits of the dealership. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and the majority of other non-clerical dealership personnel are paid a commission or a modest salary plus commission. We believe we can further manage these types of costs through best practices, standardization of compensation plans, controlled oversight and accountability, and centralized processing systems.

Focus on Higher Margin Products and Services

While new vehicle sales are critical to drawing customers to our dealerships, fixed operations, used vehicle retail sales, and finance and insurance generally provide significantly higher profit margins and account for the majority of our profitability. In addition, we have discipline-specific executives at both the corporate and regional levels who focus on increasing the penetration of current services and expanding the breadth of our offerings to customers. While each of our dealership general managers has the independence and flexibility to respond effectively to local market conditions, each pursues an integrated strategy, as directed from our centralized management team, to grow these higher margin businesses to enhance profitability and stimulate organic growth.

•      Fixed Operations.   We offer parts, perform vehicle service work and operate collision repair centers, all of which provide important sources of recurring revenue with high gross profit margins. For the year ended December 31, 2006, gross profits from these businesses absorbed approximately 60% of our total operating expenses, including corporate office expenses, but excluding salespersons’ compensation. We intend to continue to grow this higher-margin business and increase this cost absorption rate by adding new service bays and increasing capacity utilization of existing service bays. To help ensure high levels of customer satisfaction within our parts, service and collision repair operations, we continue to add skilled technicians and service advisors to our operations. In addition, given the increased sophistication of vehicles, our repair operations provide detailed expertise and state-of-the-art diagnostic equipment that we believe independent repair shops cannot adequately provide. Our repair operations also provide manufacturer warranty work that must be done at certified franchise dealerships, rather than through independent dealers.

•      Used Vehicles.   We sell used vehicles at virtually all of our franchised dealerships. Used vehicle sales include the sale of used vehicles to individual retail customers and the sale of used vehicles to other dealers at auction. We intend to grow our used vehicle business by maintaining high quality inventory across all price ranges, providing competitive prices, continuing to enhance our marketing initiatives and focusing our efforts on servicing our customers who need sub-prime financing.

•      Finance and Insurance.   In the past two years we have increased our finance and insurance revenues by offering a broad range of conventional finance and lease alternatives to fund the purchase of new and used vehicles. Moreover, continued in-depth sales training and certification efforts and innovative computer technologies has and will serve as important tools in growing our finance and insurance profitability. We have increased dealership generated finance and insurance revenue per vehicle retailed to $906 for the year ended December 31, 2006, from $886 for the year ended December 31, 2005. We have successfully increased our dealership generated finance and insurance revenue per vehicle retailed each year since our inception. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Information.”

Local Management of Dealership Operations and Centralized Administrative and Strategic Functions

We believe that local management of dealership operations enables our retail network to provide market-specific responses to sales, customer service and inventory requirements. Our dealerships are operated as distinct profit centers in which the general managers are responsible for the operations, personnel and financial performance of their dealerships as well as other day-to-day operations. Our local management teams’ familiarity with their markets enables them to effectively run day-to-day operations, market to customers, recruit new employees and gauge acquisition opportunities in these markets. The general manager of each dealership is supported by a management team consisting, in most cases, of a new vehicle sales manager, a used vehicle sales manager, a finance and insurance manager, and a fixed operations manager. We have a management structure that is intended to promote and reward entrepreneurial spirit and the achievement of team goals. This management structure is complemented by regionally centralized technology and financial controls, as well as sharing market intelligence throughout the organization. See “Experienced and ‘Incentivized’ Corporate and Dealership Management” below for a discussion of the incentive-based pay system for management at our corporate office and at our dealerships.

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

Investment in Human Capital

We recognize that our ability to control the growth of our new vehicle sales is limited by external factors, including the manufacturers’ ability to develop new vehicle models, manufacturer rebates and incentives, consumer confidence, oil and gas prices, interest rates and the availability of credit for consumers. Growth in our fixed operations business is dependent on our ability to generate long-term customer relationships and having our customers return to our stores for service and repairs. Our finance and insurance business is dependent on our ability to arrange financing for our customers through third party vendors. In each line of our business, our ability to capture the customer and “close the deal” will enable us to generate revenue.  In our effort to seek continued growth in all of our business lines and set us apart from our competitors, we “invest” in the education and growth of our employees.

Over the past two years, we have implemented programs to certify our finance and insurance managers, our new and used sales managers and our sales force in the areas of compliance and ethics. These employees either attend classes or seminars on compliance and ethics as such topics relate to the automotive retailing industry, and more specifically, finance and insurance for the finance and insurance managers, and are then required to pass a written examination on these subjects in order to receive certification. The employees are required to maintain their certification annually which keeps their knowledge of compliance and ethics current. Furthermore, we believe that by certifying these employees, we build the knowledge base of our employees, which, in turn, improves morale and performance. We expect that by May 2007, our entire sales force will be certified.

In addition, in three of our four regions, we have a regional training program for our fixed operations employees that addresses various aspects of our fixed operations business, including tire sales and oil sales. Our fixed operation employees are trained so that they can in turn hold new car clinics and service clinics for our customers. We believe that by increasing the knowledge base of our fixed operations employees, we not only build their confidence and increase their performance; such training provides better experience for our customers as they interact with those employees. We believe that a customer who has a positive experience with one of our employees will be a repeat customer, which, in return, will lead to the continued growth of our business.

Experienced and “Incentivized” Corporate and Dealership Management

We have a corporate management team that has served in prominent leadership positions, including positions at other Fortune 500 companies. Kenneth B. Gilman, our President and Chief Executive Officer, has extensive experience in the retail sector. He served for 25 years at Limited Brands (formerly, The Limited, Inc.) where his last assignment was as Chief Executive Officer of Lane Bryant, a retailer of women’s clothing and a subsidiary of Limited Brands. From 1993 to 2001, Mr. Gilman served as Vice Chairman and Chief Administrative Officer of Limited Brands with responsibility for, among other things, finance, information technology, supply chain management and production. Mr. Gilman has served as our President and Chief Executive Officer since December 2001. On February 15, 2007, Mr. Gilman, announced his retirement from his position as our President and Chief Executive Officer, and his retirement from our board of directors, both effective immediately following our 2007 Annual Meeting of Shareholders on May 4, 2007.

Charles R. Oglesby, has served as our Senior Vice President and Chief Operating Officer since September 2006. He has also served as the Chief Executive Officer of our South Region since August 2004. Mr. Oglesby originally joined us as President and Chief Executive Officer of Asbury Automotive Arkansas in February 2002. From July 1998 to February 2000, Mr. Oglesby served as President and Chief Operating Officer of the First America Automotive Group in San Francisco. Mr. Oglesby will succeed Mr. Gilman as our President and Chief Executive Officer effective May 4, 2007.

J. Gordon Smith has served as our Senior Vice President and Chief Financial Officer since September 2003. He joined us following over 26 years with General Electric Company (“GE”). During his last twelve years at GE he served as Chief Financial Officer for three of GE’s commercial finance businesses: Corporate Financial Services, Commercial Equipment Finance and Capital Markets.

We believe that our leadership at the store level represents some of the best talent in the industry. Our regional executives and store general managers are proven leaders in their local markets and have many years of experience in the automotive retail industry. In addition, our continued focus on college recruiting, training, development, and retention is designed to maintain our talented management pool. See “Business Strategy—Investment in Human Capital” for further description of certain of our training programs.

We tie compensation of our senior dealership management to performance by relying upon an incentive-based pay system. We compensate our general managers based on dealership profitability, and our department managers and salespeople are similarly compensated based upon departmental profitability and individual performance.

Continued Growth Through Targeted Acquisitions

Acquisitions continue to be part of our growth strategy. In the past, we have focused our acquisition strategy on establishing a presence in new markets through the purchase of multiple individual franchises or through the acquisition of large, profitable and well-managed dealership groups with leading market positions. Our present strategy is to become the leader in every market in which we currently operate, although we will examine opportunities to acquire large dealership groups or enter new markets as they become available. As such, we intend to evaluate “tuck-in” acquisitions, or acquisitions in existing regions, that complement our current dealerships.

Tuck-in acquisitions are typically re-branded immediately after acquisition and operate thereafter under our respective local brand name. By focusing on geographic and brand diversity, we seek to manage economic risk and drive growth and profitability. Because we own dealerships of all major brands and avoid concentration with one manufacturer, we are well-positioned to respond to changing customer preferences and should not be adversely affected by specific product supply shortages.

We believe that these tuck-in acquisitions have facilitated, and will continue to facilitate, our regional operating efficiencies and cost savings. In addition, we have generally been able to improve the gross profit of tuck-in acquisitions within twelve months following the acquisition. We believe this is due to a number of factors depending on the acquisition, including

•       improvements in the number of finance and insurance products sold per vehicle retailed;

•       greater utilization of service bays acquired in the acquisition;

•       improved management practices; and

•       enhanced unit sales volumes related to the strength of our local brand names.

Commitment to Customer Service

We are focused on providing a high level of customer service to meet the needs of an increasingly sophisticated and demanding automotive consumer. We attempt to design our dealership service business to meet the needs of our customers and establish relationships that will result in both repeat business and additional business through customer referrals. Furthermore, we provide our dealership managers with incentives to employ more efficient selling approaches, engage in extensive follow-up to develop long-term relationships with customers and extensively train our sales staff to be able to meet customer needs. We continually evaluate innovative ways to improve the buying experience for our customers and believe that our ability to share best practices across our dealerships gives us an advantage over independent dealerships. In addition, our dealerships regard service and repair operations as an integral part of the overall approach to customer service, providing an opportunity to foster ongoing relationships and improve customer loyalty. We continue to add skilled technicians and service advisors to our operations to ensure that our customers continue to receive excellent service. We intend to invest in the human capital necessary to ensure that this aspect of our business continues to expand.

Marketing

Our advertising and marketing efforts are focused at the local market level, with the aim of building our business with a broad base of repeat, referral and new customers. Our primary advertising medium is local newspapers, followed by radio, television, direct mail, the Internet and the yellow pages. In addition, in 2006 we implemented new strategies that use electronic mail to assist our marketing efforts and that allow us to stay in contact with our customers.

The automotive retail industry has traditionally used locally produced, largely non-professional materials for advertising, often developed under the direction of each dealership’s general manager. We have created common marketing materials for our brand names using professional advertising agencies. Our corporate sales and marketing department helps oversee and share creative materials and general marketing best practices across our dealerships. Our total company marketing expense was $49.0 million for the year ended December 31, 2006, which translates into an average of $293 per retail vehicle sold. In addition, manufacturers’ direct advertising spending in support of their brands has been historically a significant component of the total amount spent on new car advertising in the United States.

Management Information Systems

We consolidate financial, accounting and operational data received from our dealers nationwide through a private communication network. The data from the dealers is gathered and processed through their individual dealer management system. Our dealerships use software from ADP, Inc. or Reynolds & Reynolds, Co. as their dealer management system. We aggregate the information from the dealer systems at our corporate headquarters to create one single view of the business using Hyperion financial products.

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

We compete with other franchised dealers to perform warranty repairs and with other automobile dealers and franchised and independent service centers for non-warranty repair and routine maintenance business. We compete with other automobile dealers, service stores and auto parts retailers in our parts operations. We believe that the principal competitive factors in parts and service sales are the use of factory-approved replacement parts, price, the familiarity with a manufacturer’s brands and models, and the quality of customer service. A number of regional and national chains as well as some competing franchised dealers may offer certain parts and services at prices that may be lower than our prices.

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

Dealer and Framework Agreements

Each of our dealerships operates pursuant to a dealer agreement between the dealership and the manufacturer (or in some cases the distributor) of each brand of new vehicles sold at the dealership. In addition, in connection with our heavy trucks business in Atlanta, Georgia, we have entered into dealer agreements pursuant to which we provide factory authorized service and warranty repairs on heavy trucks that we are not  authorized to sell. Our typical dealer agreement specifies the locations at which the dealer has the right and obligation to sell the manufacturer’s vehicles and related parts and products and/or to perform certain approved services. Each dealer agreement also governs the use of the manufacturer’s trademarks and service marks.

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

Some dealer agreements and framework agreements grant the manufacturer the right to purchase its dealerships from us under certain additional circumstances, including our failure to meet the manufacturer’s capitalization or working capital requirements or operating guidelines, our failure to meet certain financial requirements, the occurrence of an extraordinary corporate transaction (at our parent entity level or dealership operating entity level) without the manufacturer’s prior consent, a material breach of the framework agreement or acceleration of obligations under our credit facility (the “Committed Credit Facility”), our 8% Senior Subordinated Notes due 2014 (the “8% Notes”) or our 9% Notes. Some of our dealer agreements and framework agreements also give the manufacturer a right of first refusal if we propose to sell any dealership representing the manufacturer’s brands to a third party. These agreements may also attempt to limit the protections available under state dealer laws and require us to resolve disputes through binding arbitration.

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

Manufacturers’ Limitations on Acquisitions.   Our dealer agreements and framework agreements typically require us to maintain certain performance standards and obtain the consent of the applicable manufacturer before we can acquire any additional dealership franchises. A majority of these agreements impose limits on the number of dealerships we are permitted to own at the metropolitan, regional and national levels. These limits vary according to the agreements we have with each of the manufacturers but are generally based on fixed numerical limits or on a fixed percentage of the aggregate sales of the manufacturer. Under our current framework and dealer agreements, we are close to our franchise ceiling with Toyota and Lexus and at such ceiling with Jaguar. We are currently not able to acquire additional Ford, Lincoln or Mercury dealerships; however, we may negotiate with Ford for a waiver.

From time to time certain other manufacturers also assert sales and customer satisfaction and other deficiencies at certain of our dealerships causing us to be ineligible to acquire certain additional dealerships until such deficiencies have been remedied or relief from such requirements can be negotiated. It is our practice to cooperate with these manufacturers to correct the alleged performance and other issues, including at times entering into supplemental “action plan” agreements detailing the steps we will take and in some cases specifying the timeframes in which we plan to achieve improved performance at these dealerships. Unless we negotiate favorable terms with, or receive the consent of, the manufacturers, we may be prevented from making further acquisitions upon reaching the limits or if we fail to maintain performance standards provided for in the framework agreements. See also “Risk Factors—Risk Factors Related to Our Dependence on Vehicle Manufacturers—Manufacturers’ restrictions on acquisitions may limit our future growth.”

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

State dealer laws generally provide that it is a violation for manufacturers to terminate or refuse to renew dealer agreements unless they provide written notice to the dealers setting forth “good cause” and stating the grounds for termination or nonrenewal. State dealer laws typically require reasonable advance notice to dealers prior to termination or nonrenewal of a dealer agreement. Some state dealer laws allow dealers to file protests or petitions within the notice period and allow dealers an opportunity to cure non-compliance with the manufacturers’ criteria. These statutes also provide that manufacturers are prohibited from unreasonably withholding approval for a proposed change in ownership of the dealership. In several states, acceptable grounds for disapproval are limited to material reasons relating to the character, financial ability or business experience of the proposed transferee and may also include current performance of the proposed transferee in operating other dealerships of the same manufacturer. See “Risk Factors—Risks Related to Our Dependence On Vehicle Manufacturers—If state dealer laws are repealed or weakened or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements.”

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

The sales of financing products to our customers are subject to federal, state and local laws and regulations regarding truth-in-lending, deceptive and unfair trade practices, leasing, equal credit opportunity, motor vehicle finance, installment sales, insurance and usury. Some states regulate finance fees, administrative fees and other charges that may be charged in connection with vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of necessary licenses, injunctive relief, assessment of criminal and civil fines and penalties. In certain instances, these laws create a private cause of action for individuals. We believe that we comply substantially with all laws and regulations affecting our business and do not have any material liabilities under such laws and regulations. We believe that compliance with all such laws and regulations will not, individually or in the aggregate, have a material adverse effect on our liquidity, earnings or competitive position. See “Risk Factors—Other Risks Related to Our Business—Governmental regulations and environmental regulation compliance costs may adversely affect our profitability.”

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

We are also subject to laws and regulations governing remediation of contamination at or from our facilities or at facilities where we send hazardous or toxic substances or wastes for treatment, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, and similar state statutes, imposes liability for the entire cost of a cleanup, without regard to fault or the legality of the original conduct, on those that are considered to have contributed to the release of a “hazardous substance.” Responsible parties include the owner or operator of the site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at such sites. These responsible parties also may be liable for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Currently, we are not aware of any material “Superfund” or other remedial liabilities to which we are subject.

Further, the Federal Clean Water Act and comparable state statutes prohibit discharges of pollutants into regulated waters without the necessary permits, require containment of potential discharges of oil or hazardous substances and require preparation of spill contingency plans. We believe that we are in material compliance with those wastewater discharge requirements as well as requirements for the containment of potential discharges and spill contingency planning and other environmental laws applicable to our operations.

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

Employees

As of December 31, 2006, we employed approximately 8,300 persons. We believe our relationship with our employees is favorable. We do not have employees that are represented by a labor union. In the future, we may acquire additional businesses that have unionized employees. Certain of our facilities are located in areas of high union concentration, and such facilities are susceptible to union-organizing activity. In addition, because of our dependence on vehicle manufacturers, we may be affected adversely by labor strikes, work slowdowns and walkouts at vehicle manufacturers’ production facilities and transportation modes.

Insurance

Because of their vehicle inventory and the nature of the automotive retail business, automobile retail dealerships generally require significant levels of insurance covering a broad variety of risks. Our insurance program includes multiple umbrella policies with a total per occurrence and aggregate limit of

$100.0 million. We also have directors and officers insurance, real property insurance, comprehensive coverage for our vehicle inventory, garage liability and employee dishonesty insurance.

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

In addition, we have agreements with Toyota which provide that in the event that our payment obligations under our Committed Credit Facility or our 9% Notes are accelerated or demand for payment is made under our subsidiaries’ guarantees of the Committed Credit Facility or our 9% Notes as a result of an event of default, Toyota will have the right to purchase our Toyota and Lexus dealerships for cash at their fair market value, unless the acceleration or demand is waived within a cure period of no less than 30 days after Toyota’s notification of its intent to exercise its right to purchase. If fair market value cannot be agreed by the parties, it will be determined by an independent nationally recognized and experienced appraiser. We also have an agreement with Ford that provides if any of the lenders of our Committed Credit Facility or floor plan facilities accelerate those payment obligations, or if we are notified of any default under our Committed Credit Facility, then Ford may exercise its right to acquire our Ford, Lincoln and Mercury dealerships for their fair market value.

Our failure to meet manufacturer consumer satisfaction, financial or sales performance requirements may adversely affect our ability to acquire new dealerships and our profitability.

Many manufacturers attempt to measure customers’ satisfaction with their experience in our sales and service departments through rating systems that are generally known in the automotive retailing industry as consumer satisfaction indexes (“CSI”). CSI ratings augment the ability of manufacturers to monitor the financial and sales performance of dealerships. At the time we acquire a dealership or enter into a new dealership or framework agreement, several manufacturers establish certain sales or performance criteria for that dealership, in some cases in the form of a business plan. The criteria of these performance indicators have been modified by various manufacturers from time to time in the past, and we cannot assure you that these criteria will not be further modified or replaced by different systems in the future. Some of our dealerships have had difficulty from time to time meeting these standards. We cannot assure you that we will be able to comply with these standards in the future.

In addition, manufacturers may use these performance indicators, as well as sales performance numbers, as factors in evaluating applications for acquisitions. A manufacturer may refuse to consent to our acquisition of one of its franchises if it determines our dealerships do not comply with its performance standards. This may impede our ability to execute our acquisition strategy and hinder our ability to grow. See also, “Risk Factors Related to our Dependence on Vehicle Manufacturers—Manufacturers’ restrictions on acquisitions or divestitures may limit our future growth and impact our profitability.”   In addition, we receive payments from certain manufacturers based, in part, on CSI scores, and future payments may be materially reduced or eliminated if our CSI scores decline.

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

In the event of a  bankruptcy by a vehicle manufacturer, among other things: (i) the manufacturer could seek to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (ii) we may not be able to collect some or all of our receivables that are due from such manufacturer and we may be subject to preference claims relating to payments to us made by such manufacturer prior to bankruptcy, (iii) it may increase our cost to obtain financing for our new vehicle inventory with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory with alternate finance sources on less favorable terms, and (iv) consumer demand for such manufacturer’s products could be materially adversely affected, especially if certain of costs related to improving such manufacturer’s poor financial condition are imputed to the price of its products.

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

We are generally required to obtain manufacturer consent before we can acquire any additional dealerships. In addition, many of our dealer and framework agreements require that we meet certain customer service and sales performance standards as a condition to additional dealership acquisitions. We cannot assure you that we will meet these performance standards and that manufacturers will consent to future acquisitions, which may deter us from being able to take advantage of market opportunities and restrict our ability to expand our business. The process of applying for and obtaining manufacturer consents can take a significant amount of time, generally 60 to 90 days or more. Delays in consummating acquisitions caused by this process may negatively affect our ability to acquire dealerships that we believe will produce acquisition synergies and integrate well to our overall growth strategy. In addition, manufacturers typically establish minimum capital requirements for each of their dealerships on a case-by-case basis. As a condition to granting consent to a proposed acquisition, a manufacturer may require us to remodel and upgrade our facilities and capitalize the subject dealership at levels we would not otherwise choose, causing us to divert our financial resources from uses that management believes may be of higher long-term value to us. Furthermore, the exercise by manufacturers of their right of first refusal to acquire a dealership may prevent us from acquiring dealerships that we have identified as important to our growth, thereby having an adverse affect on our ability to grow through acquisitions.

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

Many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may obtain. Certain manufacturers place limits on the number of franchises or share of total brand vehicle sales maintained by an affiliated dealership group on a national, regional or local basis. Manufacturers may also tailor these types of restrictions to particular dealership groups. We are close to our franchise ceilings with Toyota and Lexus and at such ceiling with Jaguar. We are currently not able to acquire additional Ford, Lincoln or Mercury dealerships; however, we may negotiate with Ford for a waiver. If we reach these franchise ceilings discussed above, we may be prevented from making further acquisitions, which could affect our growth.

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

Manufacturers’ restrictions regarding a change in our stock ownership may result in the termination or forced sale of our franchises, which may adversely impact the value of our common stock.

Some of our dealer agreements and framework agreements with manufacturers prohibit transfers of any ownership interests of a dealership or, in some cases, its parent, without manufacturer consent. Our agreements with some manufacturers provide that, under certain circumstances, we may lose (either through termination or forced sale) the franchise if a person or entity acquires an ownership interest in us above a specified level or if a person or entity acquires the right to vote a specified level of our common stock without the approval of the applicable manufacturer. This trigger level can fall to as low as 5% if another vehicle manufacturer or a person with a criminal record is affiliated with the entity acquiring the ownership interest or voting rights. Violations by our stockholders of these ownership restrictions are generally outside of our control and may result in the termination or non-renewal of our dealer and framework agreements or forced sale of one or more franchises, which may have a material adverse effect on us. These restrictions may also prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock.

Our dealerships depend upon vehicle sales and, therefore, their success depends in large part upon customer demand for the particular vehicle lines they carry.

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

For the year ended December 31, 2006, brands representing 5% or more of our revenues from new vehicle retail sales were as follows:

Brand	% of Total New Vehicle Retail Sales
Honda	21%
Nissan	12%
Mercedes-Benz	9%
Toyota	8%
BMW	6%
Lexus	6%
Acura	5%
Ford	5%

No other brand accounted for more than 5% of our total new vehicle retail sales revenue for the year ended December 31, 2006, except for Navistar (6%), which was a result of significant demand for new heavy trucks during 2006 due to changes in emission laws effective in January 2007.

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

If automobile manufacturers discontinue incentive programs, our sales volumes may be adversely affected.

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

We believe that the automobile retailing industry is a mature industry in which we expect relatively slow growth in industry unit sales. Accordingly, we believe that our future growth depends in part on our ability to manage expansion, control costs in our operations and acquire and integrate acquired dealerships into our organization. In pursuing our strategy of acquiring other dealerships, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

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

•       disrupting our ongoing business and diverting our management resources; and

•       impairing relationships with employees, manufacturers and customers as a result of changes in management.

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

The competition with other dealer groups to acquire automotive dealerships is intense, and we may not be able to fully implement our growth through acquisition strategy if attractive targets are acquired by competing groups or if competition drives prices to the point where an acceptable rate of return is not achievable.

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

Our performance is also subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships currently are located in the Atlanta, Austin, Chapel Hill, Charlotte, Charlottesville, Dallas-Fort Worth, Fayetteville, Fort Pierce, Fresno, Greensboro, Greenville, Houston, Jackson, Jacksonville, Little Rock, Los Angeles, Orlando, Richmond, Sacramento, St. Louis and Tampa markets and the results of our operations therefore depend substantially on general economic conditions and consumer spending levels in those areas.

The seasonality of the automobile retail business magnifies the importance of our second and third quarter results.

The automobile industry is subject to seasonal variations in revenues. Demand for automobiles is generally lower during the first and fourth quarters of each year. Accordingly, we expect our revenues and operating results generally to be lower in our first and fourth quarters than in our second and third quarters. If conditions surface during the second or third quarters that weaken automotive sales, such as severe weather in the geographic areas in which our dealerships operate, war, high fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year will be disproportionately adversely affected.

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

A decline of available financing in the sub-prime lending market may adversely affect our sales of used vehicles.

The majority of vehicle buyers, particularly those seeking to purchase used vehicles, finance the purchase of such vehicles. Sub-prime lenders have historically provided financing to those buyers who, for a number of reasons, do not have access to traditional financing, including those buyers who have a poor credit history or lack the down payment necessary to purchase a vehicle. It appears that sub-prime lenders are becoming more stringent with their credit standards and may continue to apply higher standards in the future. If there is a decline in the availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited, resulting in a decline in our used vehicle sales. Retail sales of used vehicles generally have higher gross margins than new vehicles. A decline in our used vehicle sales could have a material adverse effect on our revenues and profitability.

OTHER RISKS RELATED TO OUR BUSINESS

Failure to comply with certain covenants in our debt and lease agreements could adversely affect our ability to operate our business and adversely impact our compliance with our Committed Credit Facility.

We have certain debt service obligations. As of December 31, 2006, we had total debt of $485.0 million, excluding floor plan notes payable and the effects of our fair value hedge on our 8% Notes. In addition, we and our subsidiaries may incur additional debt from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions contained in our Committed Credit Facility and the indentures governing our 9% Notes and our 8% Notes. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.

In addition, we have operating and financial restrictions and covenants in our debt instruments, including our Committed Credit Facility and the indentures under our 9% Notes and our 8% Notes. In particular, our Committed Credit Facility requires us to maintain certain financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. A breach of any of the covenants in our debt instruments or our inability to comply with the required financial ratios could result in an event of default, which, if not cured or waived, could have a material adverse effect on us. In addition, as a result of entering into a number of sale-leaseback agreements, a number of our dealerships are located on properties that we lease rather than own. Each of the leases governing such properties has certain covenants with which we must comply. In the event of any default under our Committed Credit Facility, the payment of all outstanding borrowings could be accelerated, together with accrued and unpaid interest and other fees, and we would be required to apply all of our available cash to repay these borrowings or could be prevented from making debt service payments on our 9% Notes and our 8% Notes, any of which would be an event of default under the respective indentures for such Notes.

Our capital costs and our results of operations may be materially and adversely affected by a rising interest rate environment.

We generally finance our purchases of new vehicle inventory and have the ability to finance the purchase of used vehicle inventory using floor plan credit facilities under which we are charged interest at floating rates. In addition, we obtain capital for general corporate purposes, dealership acquisitions and real estate purchases and improvements under predominantly floating interest rate credit facilities. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. However, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. Given our debt composition as of December 31, 2006, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by $5.9 million.

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

We are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection and privacy laws, wage and hour, anti-discrimination and other employment practices laws, and environmental requirements governing, among other things, discharges into the air and water, above ground and underground storage of petroleum substances and chemicals, handling and disposal of wastes and remediation of contamination arising from spills and releases. If we or our employees at the individual dealerships violate these laws and regulations, we may be subject to civil and criminal penalties, or a cease and desist order may be issued against our operations that are not in compliance. Our future acquisitions may also be subject to governmental regulation, including antitrust reviews. Future laws and regulations relating to our business may be more stringent than current laws and regulations and require us to incur significant additional costs.

Our business and financial results may be adversely affected by claims alleging violations of laws and regulations related to our advertising, sales, and finance and insurance activities.

Our business is highly regulated. Private plaintiffs and state attorneys general scrutinize dealers’ advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. The conduct of our business is subject to numerous federal, state and local laws and regulations regarding unfair, deceptive and/or fraudulent trade practices (including advertising, marketing, sales, insurance, repair and promotion practices), truth-in-lending, consumer leasing, fair credit practices, equal credit opportunity, privacy, insurance, motor vehicle finance, installment finance, closed-end credit, usury and other installment sales. We could be susceptible to claims or related actions alleging violation of such laws and regulations if we fail to operate our business in accordance with practices designed to avert such liability. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Vehicle lessors could be subject to claims of negligent leasing in connection with their lessees’ vehicle operation. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.

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

In addition, we may need to hire additional managers as we expand. Potential acquisitions are viable to us only if we are able to retain experienced managers or obtain replacement managers should the owner or manger of the acquired dealership retire. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers may adversely affect the ability of our dealerships to conduct their operations in accordance with the standards set by our headquarters management.

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

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the Financial Accounting Standards Board revised the generally accepted accounting principles in the United States to require us to record charges to earnings for employee stock-based awards beginning in 2006. This requirement will negatively impact our earnings in the future. Our selling, general and administrative expenses increased by approximately $5.0 million in 2006 from 2005 as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” along with our decision to issue restricted stock units instead of stock options. Certain of our equity awards have conditions based on the performance of the company that may affect the number of awards ultimately issued.

Item 1B.               Unresolved Staff Comments

None

Item 2.                        Properties

We lease our corporate headquarters, which is located at 622 Third Avenue, 37th Floor, New York, New York. In addition, as of December 31, 2006, we had 114 franchises situated in 87 dealership locations throughout ten states. As of December 31, 2006, we leased 77 of these locations and owned the remainder. We have two locations in North Carolina, one location in Mississippi and one location in St. Louis where we lease the land but own the building facilities. These locations are included in the leased column of the table below. In addition, we operate 23 collision repair centers. We lease 19 of these collision repair centers and own the remainder.

	Dealerships			Collision Repair Centers
	Owned	Leased		Owned	Leased
Coggin Automotive Group	2	17	(a)	1	4
Courtesy Autogroup	—	7		—	2
Crown Automotive Company	3	15		—	3
David McDavid Auto Group	—	7		—	5
Gray-Daniels Auto Family	1	6		—	1
Nalley Automotive Group	—	12	(a)	3	1
Northern California Dealerships	—	3		—	—
Northpoint Auto Group	—	8	(b)	—	2
Plaza Motor Company	4	1		—	1
Spirit Automotive Group	—	1		—	—
Total	10	77		4	19

(a)           Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

(b)          Includes two pending divestitures as of December 31, 2006, which were sold in the first quarter of 2007.

Item 3.                        Legal Proceedings

From time to time, we and our dealerships are named in claims involving the manufacture and sale or lease of motor vehicles, including but not limited to the charging of administrative fees, the operation of dealerships, contractual disputes and other matters arising in the ordinary course of our business. With respect to certain of these claims, the manufacturers of motor vehicles or sellers of dealerships we have acquired have indemnified us. We do not expect that any potential liability from these claims will materially affect our financial condition, liquidity, results of operations or financial statement disclosures.

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

	High	Low
Fiscal Year Ended December 31, 2005
First Quarter	$17.39	$13.86
Second Quarter	15.89	13.71
Third Quarter	18.00	15.33
Fourth Quarter	17.93	15.84
Fiscal Year Ended December 31, 2006
First Quarter	$20.55	$16.11
Second Quarter	22.15	19.27
Third Quarter	21.37	20.00
Fourth Quarter	26.08	20.65

On March 5, 2007, the last reported sale price of our common stock on the New York Stock Exchange was $26.17 per share, and there were approximately 26 record holders of our common stock.

On February 15, 2007, we announced that our board of directors approved a 1.3 million share repurchase program with the objective of offsetting earnings per share dilution resulting from employee stock-based compensation programs.

On January 17, 2007, our board of directors declared a $0.20 per share cash dividend. This was the third consecutive quarter that a $0.20 per share dividend was paid.

The repurchase of stock and payment of dividends are subject to certain limitations under the terms of our 9% Notes, 8% Notes and Committed Credit Facility. Such limits become less restrictive each quarter to the extent that we have positive net income. As of December 31, 2006, our ability to repurchase shares of our outstanding common stock or pay cash dividends was limited to $77.4 million under the most restrictive provision. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on then applicable contractual restrictions contained in our financing credit facilities and other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors.

PERFORMANCE GRAPH

The following graph furnished by the Company shows the value as of December 31, 2006, of a $100 investment in the Company’s common stock made on March 14, 2002, as compared with similar investments based on (i) the value of the S & P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Sonic Automotive, Group 1 Automotive, United Auto Group and Lithia Motors, in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The stock performance shown below is not necessarily indicative of future performance.

Comparison of Cumulative Returns
Assumes Initial Investment of $100 and Reinvestment of Dividends

Item 6.                        Selected Financial Data

The accompanying income statement data for the years ended December 31, 2005, 2004, 2003, and 2002 have been reclassified to reflect the status of our discontinued operations as of December 31, 2006.

	For the Years Ended December 31,
Income Statement Data:	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Revenues:
New vehicle	$3,458,355	$3,305,671	$2,981,067	$2,529,735	$2,190,568
Used vehicle	1,458,498	1,328,545	1,161,823	1,034,625	973,560
Parts, service and collision repair	675,018	630,817	560,502	478,123	421,690
Finance and insurance, net	156,460	148,160	130,045	108,833	91,319
Total revenues	5,748,331	5,413,193	4,833,437	4,151,316	3,677,137
Cost of sales	4,870,470	4,598,447	4,104,349	3,517,243	3,102,473
Gross profit	877,861	814,746	729,088	634,073	574,664
Selling, general and administrative expenses	672,897	634,461	576,406	492,525	442,273
Depreciation and amortization	20,209	19,582	18,128	17,523	16,332
Income from operations	184,755	160,703	134,554	124,025	116,059
Other income (expense):
Floor plan interest expense	(41,054)	(27,966)	(18,600)	(14,336)	(13,355)
Other interest expense	(44,185)	(40,841)	(39,053)	(39,932)	(38,003)
Interest income	5,112	966	744	444	1,063
Loss on extinguishment of debt	(1,144)	—	—	—	—
Other income (expense), net	4,216	223	690	1,462	(211)
Total other expense, net	(77,055)	(67,618)	(56,219)	(52,362)	(50,506)
Income before income taxes	107,700	93,085	78,335	71,663	65,553
Income tax expense	40,546	34,852	29,199	27,232	32,786
Income from continuing operations	67,154	58,233	49,136	44,431	32,767
Discontinued operations, net of tax	(6,405)	2,848	937	(29,244)	5,318
Net income	$60,749	$61,081	$50,073	$15,187	$38,085
Income from continuing operations per common share:
Basic	$2.02	$1.78	$1.51	$1.36	$0.99
Diluted	$1.97	$1.77	$1.50	$1.36	$0.99
Cash dividends declared per common share	$0.40	$—	$—	$—	$—

	As of December 31,
Balance Sheet Data:	2006	2005	2004	2003	2002
	(in thousands)
Working Capital	$412,009	$346,954	$295,496	$259,784	$167,141
Inventories	775,313	709,791	761,557	650,397	591,839
Total assets	2,030,837	1,930,800	1,897,959	1,814,279	1,605,644
Floor plan notes payable	700,777	614,382	650,948	602,167	528,591
Total debt (including current portion)	477,154	496,949	526,416	590,658	475,152
Total shareholders’/members’ equity	611,833	547,766	481,732	434,825	426,951

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are one of the largest automotive retailers in the United States, operating 114 franchises (87 dealership locations) in 21 metropolitan markets within 10 states as of December 31, 2006. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 23 collision repair centers that serve our markets.

We developed our dealership portfolio through the acquisition of large, locally branded dealership groups operating throughout the United States. We complemented these large dealership groups with the purchase of numerous single point dealerships and small dealership groups in our existing market areas (referred to as “tuck-in acquisitions.”) We continue to use tuck-in acquisitions to increase the number of vehicle brands we offer in a particular market area and to create a larger gross profit base over which to spread overhead costs. Our retail network is currently organized into four regions and includes ten dealership groups: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas and our Spirit Honda dealership operating in Los Angeles, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri, our Gray Daniels dealerships operating in Jackson, Mississippi and our Northern California Dealerships operating in Sacramento and Fresno, remain standalone operations.

Our revenues are derived primarily from four offerings: (i) the sale of new vehicles to individual retail customers (“new retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms “new retail” and “fleet” being collectively referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (collectively referred to as “fixed operations”); and (iv) the arrangement of vehicle financing and the sale of various insurance and warranty products (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed (“PVR”), our fixed operations based on aggregate gross profit, and F&I based on dealership generated F&I PVR. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve months.

The organic growth of our business is dependent upon the execution of our balanced automotive retailing and service business strategy as well as our strong brand mix, which is heavily weighted towards luxury and mid-line import brands. Sales of vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. We believe that any future negative trends in new vehicle sales will be mitigated by (i) the stability of our fixed operations, (ii) increased used vehicle sales, (iii) our variable cost structure and (iv) our advantageous brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margin than used vehicle sales and fixed operations. As a result, when used vehicles and fixed operations revenue increases as a percentage of total revenue, we expect our overall gross profit margin to increase. We continue to implement new initiatives specifically designed to accelerate the growth of our high margin businesses and to leverage our selling, general and administrative (“SG&A”) expense structure.

SG&A expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our selling expenses is variable (such as sales commissions), or controllable expenses (such as advertising), generally allowing our cost structure to adapt in response to trends in our business. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit.

Our operations are generally subject to seasonal variations as we tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters of the calendar year. Generally, the seasonal variations in our operations are caused by factors relating to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things. Over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to generate increased customer demand for new vehicles. We anticipate that the manufacturers will continue to use these incentive programs in the near future to drive demand for their product offerings.

RESULTS OF OPERATIONS

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

	For the Years Ended December 31,
	2006	% of Gross Profit	2005	% of Gross Profit	Increase (Decrease)	% Change
	(In thousands)
REVENUES:
New vehicle	$3,458,355		$3,305,671		$152,684	5%
Used vehicle	1,458,498		1,328,545		129,953	10%
Parts, service and collision repair	675,018		630,817		44,201	7%
Finance and insurance, net	156,460		148,160		8,300	6%
Total revenues	5,748,331		5,413,193		335,138	6%
COST OF SALES	4,870,470		4,598,447		272,023	6%
GROSS PROFIT	877,861	100%	814,746	100%	63,115	8%
OPERATING EXPENSES:
Selling, general and administrative	672,897	77%	634,461	78%	38,436	6%
Depreciation and amortization	20,209	2%	19,582	2%	627	3%
Income from operations	184,755	21%	160,703	20%	24,052	15%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(41,054)	(5)%	(27,966)	(4)%	13,088	47%
Other interest expense	(44,185)	(5)%	(40,841)	(5)%	3,344	8%
Interest income	5,112	1%	966	—%	4,146	NM
Loss on extinguishment of long-term debt	(1,144)	—%	—	—%	1,144	NM
Other income, net	4,216	—%	223	—%	3,993	NM
Total other expense, net	(77,055)	(9)%	(67,618)	(9)%	9,437	14%
Income before income taxes	107,700	12%	93,085	11%	14,615	16%
INCOME TAX EXPENSE	40,546	4%	34,852	4%	5,694	16%
INCOME FROM CONTINUING OPERATIONS	67,154	8%	58,233	7%	8,921	15%
DISCONTINUED OPERATIONS, net of tax	(6,405)	(1)%	2,848	—%	(9,253)	NM
NET INCOME	$60,749	7%	$61,081	7%	$(332)	(1)%
Income from continuing operations per common share—Diluted	$1.97		$1.77		$0.20	11%
Net income per common share—Diluted	$1.78		$1.86		$(0.08)	(4)%

Net income for the year ended December 31, 2006, was $60.7 million, or $1.78 per diluted share, compared to $61.1 million, or $1.86 per diluted share, for the year ended December 31, 2005. Net income for 2006 includes a net loss from discontinued operations of $0.19 per diluted share, compared with net income from discontinued operations of $0.09 per diluted share, for the year ended December 31, 2005.

Income from continuing operations increased 15%, or $0.20 per diluted share, to $67.2 million, or $1.97 per diluted share, for the year ended December 31, 2006, from $58.2 million, or $1.77 per diluted share, for the year ended December 31, 2005.

Adjusted income from continuing operations increased $10.7 million (18%) to $69.4 million for the year ended December 31, 2006, from $58.7 million for the year ended December 31, 2005. Below is a reconciliation of income from continuing operations to adjusted income from continuing operations. We believe that excluding these items provides a more accurate representation of our year over year financial performance.

	For the Years Ended December 31,		Increase	%
	2006	2005	(Decrease)	Change
	(In thousands)
Income from continuing operations, as reported	$67,154	$58,233	$8,921	15%
Share-based compensation, net of tax	3,105	—
Corporate generated F&I gain, net of tax	(2,130)	—
Gain on sale of a franchise, net of tax	(1,565)	—
Secondary stock offering expenses*	1,073	—
Abandoned strategic project expenses, net of tax	1,039	—
Loss on extinguishment of long-term debt, net of tax	717	—
Net reorganization expenses, net of tax	—	484
Adjusted income from continuing operations	$69,393	$58,717	$10,676	18%

*                    Secondary offering expenses are not deductible for tax purposes; therefore, no tax benefit has been reflected.

The 18% increase in adjusted income from continuing operations resulted from several factors, including: (i) a $22.6 million (7%) increase in fixed operations gross profit and a $16.2 million (14%) increase in used vehicle gross profit as a result of our continued focus on our high margin businesses; (ii) the performance of our new retail business, which delivered a $14.7 million (6%) increase in gross profit; and (iii) expense control initiatives that reduced personnel and advertising costs, which together contributed to a 110 basis point of the overall 170 basis point improvement in adjusted SG&A expenses as a percentage of adjusted gross profit. These factors were partially offset by a 47% increase in floor plan interest expense as a result of a 170 basis point increase in short-term interest rates.

Total revenues increased $0.3 billion (6%) to $5.7 billion for the year ended December 31, 2006, from $5.4 billion for the year ended December 31, 2005. The increase in total revenues was a result of a $152.7 million (5%) increase in new vehicle revenue and a $130.0 million (10%), increase in used vehicle revenue.

Total gross profit increased $63.2 million (8%), to $877.9 million for the year ended December 31, 2006, from $814.7 million for the year ended December 31, 2005. Total gross profit, excluding the corporate generated F&I gain of $3.4 million, increased $59.8 million (7%) to $874.5 million for the year ended December 31, 2006 from $814.7 million for the year ended December 31, 2005. The increase in total gross profit was driven by strong performances across all of our businesses, lead by a $22.6 million (7%) increase in fixed operations gross profit. Used vehicle and new vehicle gross profit each increased over $16.0 million for the year ended December 31, 2006, compared with the year ended December 31, 2005.

New Vehicle—

	For the Years Ended December 31,				Increase	%
	2006		2005		(Decrease)	Change
	(In thousands, except for unit and PVR data)
Revenue:
New retail revenue—same store(1)
Luxury	$1,064,709	33%	$1,055,347	33%	$9,362	1%
Mid-line import	1,345,201	41%	1,287,435	41%	57,766	4%
Mid-line domestic	485,028	15%	546,140	17%	(61,112)	(11)%
Value	39,398	1%	42,354	1%	(2,956)	(7)%
Total passenger vehicle retail revenue—same store	2,934,336		2,931,276		3,060	—%
Heavy trucks	333,222	10%	233,446	8%	99,776	43%
Total new retail revenue—same store(1)	3,267,558	100%	3,164,722	100%	102,836	3%
New retail revenue—acquisitions	36,058		—
Total new retail revenues	3,303,616		3,164,722		138,894	4%
Fleet revenue—same store(1)	153,802		140,949		12,853	9%
Fleet revenue—acquisitions	937		—
Total fleet revenue	154,739		140,949		13,790	10%
New vehicle revenue, as reported	$3,458,355		$3,305,671		$152,684	5%
New retail units:
New retail units—same store(1)
Luxury	23,418	23%	23,799	23%	(381)	(2)%
Mid-line import	55,043	54%	53,221	52%	1,822	3%
Mid-line domestic	16,886	16%	19,168	19%	(2,282)	(12)%
Value	1,871	2%	2,104	2%	(233)	(11)%
Total passenger vehicle retail units—same store	97,218		98,292		(1,074)	(1)%
Heavy trucks	5,566	5%	4,171	4%	1,395	33%
Total new retail units— same store(1)	102,784	100%	102,463	100%	321	—%
New retail units—acquisitions	1,282		—
Retail units—actual	104,066		102,463		1,603	2%
New revenue PVR—same store(1)	$31,791		$30,886		$905	3%
New revenue PVR—actual	$31,745		$30,886		$859	3%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Years Ended December 31,				Increase	%
	2006		2005		(Decrease)	Change
	(In thousands, except for PVR data)
Gross profit:
New retail gross profit—same store(1)
Luxury	$87,223	37%	$85,671	38%	$1,552	2%
Mid-line import	97,658	41%	88,796	39%	8,862	10%
Mid-line domestic	37,178	16%	39,448	17%	(2,270)	(6)%
Value	2,776	1%	3,643	2%	(867)	(24)%
Total passenger vehicle retail gross profit—same store	224,835		217,558		7,277	3%
Heavy trucks	13,366	5%	8,331	4%	5,035	60%
Total new retail gross profit—same store(1)	238,201	100%	225,889	100%	12,312	5%
New retail gross profit—acquisitions	2,342		—
Total new retail gross profit	240,543		225,889		14,654	6%
Fleet gross profit—same store(1)	4,027		2,687		1,340	50%
Fleet gross profit—acquisitions	21		—
Total fleet gross profit	4,048		2,687		1,361	51%
New vehicle gross profit, as reported	$244,591		$228,576		$16,015	7%
New gross profit PVR—same store(1)	$2,317		$2,205		$112	5%
New gross profit PVR—actual	$2,311		$2,205		$106	5%
New retail gross margin—same store(1)	7.3%		7.1%		0.2%	3%
New retail gross margin—actual	7.3%		7.1%		0.2%	3%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

New vehicle revenues increased $0.2 billion (5%) to $3.5 billion for the year ended December 31, 2006, from $3.3 billion for the year ended December 31, 2005. The increase in new vehicle revenues was a result of a $99.8 million (43%) increase in new vehicle revenue from our heavy trucks business and a $57.8 million (4%) increase in our same store new retail revenue from mid-line import brands offset most notably by a decrease in mid-line domestic, which decreased $61.1 million (11%) as a result of their continued loss of market share. We saw a significant demand for new heavy trucks during 2006 due to changes in emission laws effective in January 2007 which we anticipate will increase the average cost of a new heavy truck by approximately $10,000 per unit. New vehicle revenues excluding heavy trucks (“passenger vehicle”) were flat at $2.9 billion for the year ended December 31, 2006, compared with the year ended December 31, 2005. Our passenger vehicle unit sales, which decreased 1%, were not as adversely impacted by the challenging new retail market as was the overall U.S. passenger vehicle industry, which decreased approximately 3%. We continue to benefit from our strong brand mix, heavily weighted toward luxury and mid-line import brands that continue to increase their market share.

New vehicle gross profit increased $16.0 million (7%) to $244.6 million for the year ended December 31, 2006, from $228.6 million for the year ended December 31, 2005. New retail gross profit increased $14.7 million (6%) driven by (i) a 10% increase in mid-line import same store retail gross profit as these brands continued to increase their market share, (ii) a 60% increase from our heavy trucks business and (iii) our ability to capitalize on manufacturer incentive programs. These increases in same store retail gross profit were partially offset by the performance of our mid-line domestic and value brands, which were down 6% and 24%, respectively, with the majority of the decrease resulting from the continued loss of market share for the domestic brands.

We expect our passenger vehicle unit sales, revenue and gross profit to increase in the future despite a flat overall U.S. passenger retail unit sales environment as the luxury and mid-line import brands will continue to increase market share. However, we expect heavy trucks unit sales, revenue and gross profit to decrease significantly in 2007 as the new emission laws will significantly increase the price of heavy trucks resulting in a temporary reduction in demand for heavy trucks produced in the near future. However, we believe we will mitigate some of this decrease as we strategically increased our inventory of 2006 model year heavy trucks because 2006 model year heavy trucks will not be required to adhere to the new emission laws.

Used Vehicle—

	For the Years Ended December 31,		Increase	%
	2006	2005	(Decrease)	Change
	(In thousands, except for unit and PVR data)
Revenue:
Retail revenues—same store(1)	$1,116,160	$1,004,858	$111,302	11%
Retail revenues—acquisitions	3,981	—
Total used retail revenues	1,120,141	1,004,858	115,283	11%
Wholesale revenues—same store(1)	337,299	323,687	13,612	4%
Wholesale revenues—acquisitions	1,058	—
Total wholesale revenues	338,357	323,687	14,670	5%
Used vehicle revenue, as reported	$1,458,498	$1,328,545	$129,953	10%
Gross profit:
Retail gross profit—same store(1)	$134,803	$117,422	$17,381	15%
Retail gross profit—acquisitions	561	—
Total used retail gross profit	135,364	117,422	17,942	15%
Wholesale gross profit—same store(1)	(1,242)	468	(1,710)	(365)%
Wholesale gross profit—acquisitions	(17)	—
Total wholesale gross profit	(1,259)	468	(1,727)	(369)%
Used vehicle gross profit, as reported	$134,105	$117,890	$16,215	14%
Used retail units—same store(1)	62,722	59,272	3,450	6%
Used retail units—acquisitions	265	—
Used retail units—actual	62,987	59,272	3,715	6%
Used revenue PVR—same store(1)	$17,795	$16,953	$842	5%
Used revenue PVR—actual	$17,784	$16,953	$831	5%
Used gross profit PVR—same store(1)	$2,149	$1,981	$168	8%
Used gross profit PVR—actual	$2,149	$1,981	$168	8%
Used retail gross margin—same store(1)	12.1%	11.7%	0.4%	3%
Used retail gross margin—actual	12.1%	11.7%	0.4%	3%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Used vehicle revenues increased $0.1 billion (10%) to $1.5 billion for the year ended December 31, 2006, from $1.3 billion for the year ended December 31, 2005. The increase in used vehicle revenues was a result of a 6% and 5% increase in used retail unit sales and used revenue PVR, respectively.

Used vehicle gross profit increased $16.2 million (14%) to $134.1 million for the year ended December 31, 2006, from $117.9 million for the year ended December 31, 2005. Used retail gross profit increased $17.9 million to $135.4 million as a result of a 6% increase in used retail unit sales and an 8% increase in used retail gross profit PVR. The increases in our used retail units sales and used gross profit PVR is a result of (i) our investment in software to better value trade-ins and improve inventory management, (ii) the execution by our regional management teams dedicated to the used vehicle business and (iii) the implementation of a used vehicle certification program.

We expect used vehicle revenues and gross profit to continue to increase in the future as we execute our current initiatives, maximize our used vehicle certification program, roll out a dedicated sub-prime program and increase our focus on our training programs.

Fixed Operations—

	For the Years Ended December 31,		Increase	%
	2006	2005	(Decrease)	Change
	(In thousands)
Revenue:
Revenues—same store(1)
Parts and service	$611,290	$572,978	$38,312	7%
Collision repair	59,439	57,839	1,600	3%
Total revenue—same store(1)	670,729	630,817	39,912	6%
Revenues—acquisitions	4,289	—
Parts, service and collision repair revenue, as reported	$675,018	$630,817	$44,201	7%
Gross profit:
Gross profit—same store(1)
Parts and service	$307,870	$288,704	$19,166	7%
Collision repair	32,599	31,416	1,183	4%
Total gross profit—same store(1)	340,469	320,120	20,349	6%
Gross profit—acquisitions	2,236	—
Parts, service and collision repair gross profit, as reported	$342,705	$320,120	$22,585	7%
Parts and service gross margin—same store(1)	50.4%	50.4%	—%	—%
Collision repair gross margin—same store(1)	54.8%	54.3%	0.5%	1%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Fixed operations revenues increased $44.2 million (7%) to $675.0 million for the year ended December 31, 2006, from $630.8 million for the year ended December 31, 2005. Fixed operations revenues increased primarily due to a 10% increase in our “customer pay” parts and service businesses. The growth in our “customer pay” business is a result of our investments in facility expansion and equipment upgrades, increased capacity utilization, and continued focus on customer retention initiatives.

Fixed operations gross profit increased $22.6 million (7%) to $342.7 million for the year ended December 31, 2006, from $320.1 million for the year ended December 31, 2005. The increase in fixed operations gross profit is primarily a result of an 11% increase in gross profit from our “customer pay” parts and service businesses.

We expect our fixed operations sales to continue to grow as we (i) continue to invest in additional service capacity, (ii) upgrade equipment, (iii) expand our product offerings, (iv) capitalize on our regional training programs and (v) add service advisors and skilled technicians to meet anticipated future demand, especially from the increased market share of the mid-line import and luxury import brands.

Finance and Insurance, net—

	For the Years Ended December 31,		Increase	%
	2006	2005	(Decrease)	Change
	(In thousands, except for PVR data)
Dealership generated F&I—same store(1)	$150,016	$143,338	$6,678	5%
Dealership generated F&I—acquisitions	1,359	—
Dealership generated F&I, net	151,375	143,338	8,037	6%
Corporate generated F&I	1,685	4,822	(3,137)	(65)%
Corporate generated F&I gain	3,400	—
Finance and insurance, net as reported	$156,460	$148,160	$8,300	6%
Dealership generated F&I PVR(2)	$906	$886	$20	2%
F&I PVR-actual	$937	$916	$21	2%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)          Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I profit PVR.

F&I increased $8.3 million (6%) to $156.5 million for the year ended December 31, 2006, from $148.2 million for the year ended December 31, 2005. Included in F&I for the year ended December 31, 2006, was a $3.4 million gain related to sale of our remaining interest in a pool of extended service contracts. Excluding this item, F&I increased $4.9 million (3%) to $153.1 million for the year ended December 31, 2006, from $148.2 million for the year ended December 31, 2005. The increase in F&I was primarily a result of the 3% increase in retail units sales and the implementation of a new F&I program in the second quarter of 2006, which increased our upfront warranty commissions. The increase in F&I was partially offset by a $3.7 million decrease in captive finance company revenue as a result of a strategic initiative to reduce our loan portfolio. Corporate generated F&I, excluding the corporate generated F&I gain, was $1.7 million for the year ended December 31, 2006, and $4.8 million for the year ended December 31, 2005. As a result of the aforementioned sale of our remaining interest in a pool of extended service contracts, we do not anticipate recognizing any significant corporate generated F&I in the future. In addition, the implementation of the new F&I program discussed above has increased dealership generated F&I PVR by approximately $33 since it was implemented in the second quarter of 2006.

Dealership generated F&I, which excludes corporate generated F&I, increased $8.1 million (6%) to $151.4 million for the year ended December 31, 2006, from $143.3 million for the year ended December 31, 2005. The increase in dealership generated F&I was a result of a 3% increase in retail unit sales and a 2% increase in dealership generated F&I PVR. The increase in dealership generated F&I PVR was driven by the new warranty program mentioned above. We anticipate F&I will increase in the future as a result of (i) increased retail unit sales, (ii) the implementation of new F&I programs and (iii) improvement of the F&I operations at our under-performing franchises.

Selling, General and Administrative—

	For the Year Ended December 31,
		% of Gross		% of Gross	% of Gross Profit Increase	% of Gross Profit %
	2006	Profit	2005	Profit	(Decrease)	Change
	(Dollars in thousands)
Personnel costs	$313,160	35.7%	$297,124	36.5%	(0.8)%	(2)%
Sales compensation	100,322	11.4%	92,978	11.4%	—%	—%
Share-based compensation	4,955	0.6%	—	—%	0.6%	100%
Outside services	56,805	6.5%	53,700	6.6%	(0.1)%	(2)%
Advertising	48,969	5.6%	49,356	6.1%	(0.5)%	(8)%
Rent	53,492	6.1%	47,116	5.8%	0.3%	5%
Utilities	18,045	2.0%	17,277	2.1%	(0.1)%	(5)%
Insurance	13,978	1.6%	13,341	1.6%	—%	—%
Other	63,171	7.2%	63,569	7.8%	(0.6)%	(8)%
Selling, general and administrative	$672,897	76.7%	$634,461	77.9%	(1.2)%	(2)%
Adjustments to SG&A:
Share-based compensation	(4,955)		—
Abandoned strategic project expenses	(1,658)		—
Secondary stock offering expenses	(1,073)		—
Reorganization expenses, net	—		(775)
Adjusted selling, general and administrative	$665,211	76.1%	$633,686	77.8%	(1.7)%	(2)%
Gross profit	$877,861		$814,746
Corporate generated F&I gain	(3,400)		—
Adjusted gross profit	$874,461		$814,746

SG&A expenses as a percentage of gross profit decreased 120 basis points to 76.7% for the year ended December 31, 2006, from 77.9% for the year ended December 31, 2005. SG&A expenses during the year ended December 31, 2006 include (i) $5.0 million of share-based compensation expense, (ii) $1.7 million of abandoned strategic project expenses and (iii) $1.1 million of costs associated with two secondary offerings of common stock, and $0.8 million of net reorganization expenses during the year ended December 31, 2005. Excluding these items, adjusted SG&A expense as a percentage of adjusted gross profit (excluding the $3.4 million corporate generated F&I gain) decreased 170 basis points to 76.1% for the year ended December 31, 2006, from 77.8% for the year ended December 31, 2005. The improvement in adjusted SG&A as a percentage of adjusted gross profit is a result of several expense control initiatives resulting in reduced personnel and advertising costs. These improvements were offset by increased rent resulting from our strategy to reduce our ownership of real estate and certain leasehold improvements through the use of sale-leaseback transactions. During 2005, we sold approximately $33.1 million of real estate in connection with seven sale-leaseback transactions. We anticipate that we will continue to lower our SG&A expense as a percentage of gross profit in the future as we continue to consolidate certain back office functions and leverage our fixed cost structure, partially offset by increased rent expense as we continue to add service capacity.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-based Payment” in the first quarter of 2006. As a result of the adoption of SFAS 123R and our decision to issue restricted share units we recorded $5.0 million of share-based compensation expense during the year ended December 31, 2006. We did not record any share-based compensation expense during the year ended December 31, 2005 as we accounted for share-based awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Certain of our equity awards have conditions based on the performance of the company that may affect the number of awards ultimately issued. We expect our share-based compensation expense to increase in 2007 as a result of new equity awards, partially offset by equity awards that completely vest during 2007.

Depreciation and Amortization—

Depreciation and amortization expense increased $0.6 million, or 3% to $20.2 million for the year ended December 31, 2006 from $19.6 million for the year ended December 31, 2005. This increase is primarily related to property and equipment acquired during 2006 and 2005. We expect depreciation and amortization to increase in the future as a result of previous and future capital expenditure projects to remodel and upgrade our facilities and expand our service capacity.

Other Income (Expense)—

Floor plan interest expense increased $13.1 million, or 47%, to $41.1 million for the year ended December 31, 2006, from $28.0 million for the year ended December 31, 2005. Approximately 80% of this increase was the result of a 170 basis point increase in short-term interest rates over last year, approximately 15% of the increase was the result of higher average inventory levels during the year ended December 31, 2006 as compared to the year ended December 31, 2005 and the remaining 5% was the result of terminating two cash flow swaps on our floor plan notes payable during the first quarter of 2006. We expect floor plan expense to fluctuate with changes in our inventory levels in the near future as we anticipate that short-term interest rates will remain at their current level.

Other interest expense increased $3.4 million, or 9%, to $44.2 million for the year ended December 31, 2006, from $40.8 million for the year ended December 31, 2005. Approximately $2.0 million of the increase in other interest expense is a result of a higher effective interest rate on our 8% Notes due to the termination of a fair value swap on our 8% Notes. As a result, our 8% Notes, which had a variable rate while the fair value swap was in place in 2005, became fixed at 8% in March 2006 and will remain fixed until maturity in 2014. The amortization of the swap termination costs increased other interest expense by $0.9 million for the year ended December 31, 2006, and will increase other interest expense annually by $1.1 million as compared to the year ended December 31, 2005, until maturity of our 8% Notes in 2014.

During the year ended December 31, 2006, we recognized a $1.1 million loss on the extinguishment of $17.6 million of our 8% Notes. Other interest expense will decrease by $1.4 million on an annual basis as a result of this debt extinguishment. Our board of directors authorized us to repurchase up to an additional $22.4 million of our senior subordinated notes. We will continue to monitor the capital markets to ensure that we are optimizing our capital structure.

During the year ended December 31, 2006 we sold two franchises (one dealership location) for proceeds of $7.1 million, resulting in a gain of $2.6 million. We included this gain in Other Income on the accompanying Consolidated Statements of Income as we expect the cash flows from these franchises will be replaced by our existing operations.

Income Tax Provision—

Income tax expense increased $5.6 million, or 16%, to $40.5 million for the year ended December 31, 2006, compared to $34.9 million for the year ended December 31, 2005. Our effective tax rate for the year ended December 31, 2006, was 37.6% compared to 37.4% for the year ended December 31, 2005. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our future annual effective tax rate will be between 37.5% and 38.5%, principally as a result of tax law changes in the state of Texas.

Discontinued Operations—

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
	Sold	Pending Disposition	Total	Sold(b)		Pending Disposition(a)	Total
	(Dollars in thousands)
Franchises	10	2	12	20		2	22
Net loss from sold or closed franchises, net of tax	$(4,401)	$—	$(4,401)	$(5,182)		$—	$(5,182)
Net income (loss) from franchises held for sale, net of tax	—	(265)	(265)	—		169	169
Net divestiture income (expense), including net gain on sale of franchises, net of tax	(1,739)	—	(1,739)	7,861	(c)	—	7,861
Discontinued operations, net of tax	$(6,140)	$(265)	$(6,405)	$2,679		$169	$2,848

(a)           Businesses were pending disposition as of December 31, 2006 and were sold in the first quarter of 2007

(b)          Businesses were sold between January 1, 2005 and December 31, 2006

(c)           Includes an $8.8 million tax benefit related to the sale of stock of an Oregon business

During the year ended December 31, 2006, we sold or closed twelve franchises (seven dealership locations), and as of December 31, 2006, we were actively pursuing the sale of two franchises (two dealership locations). The $6.4 million net loss from discontinued operations for the year ended December 31, 2006 is a result of (i) net losses of ten sold or closed franchises during 2006 totaling $4.4 million, (ii) $0.3 million of net losses of franchises held for sale, and (iii)  $1.7 million of net divestiture expenses associated with franchises sold or closed during 2006. The $2.8 million of income from discontinued operations for the year ended December 31, 2005, includes (i) net losses of franchises sold or closed in 2006 and 2005 totaling $5.2 million, offset by (ii) $0.1 million of net income of franchises held for sale as of December 31, 2006 and (iii)  $7.9 million of net divestiture income during 2005, principally related to the sale of our Thomason franchises in Portland, Oregon. Included in the $7.9 million of net divestiture income is an $8.8 million tax benefit associated with the sale of an Oregon business.

We continuously evaluate the financial and operating results of our dealerships, specifically the 10% contributing the least amount of operating income, and we will look to divest dealerships that do not meet our expectations.

RESULTS OF OPERATIONS

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

	For the Years Ended December 31,
	2005	% of Gross Profit	2004	% of Gross Profit	Increase (Decrease)	% Change
	(In thousands)
REVENUES:
New vehicle	$3,305,671		$2,981,067		$324,604	11%
Used vehicle	1,328,545		1,161,823		166,722	14%
Parts, service and collision repair	630,817		560,502		70,315	13%
Finance and insurance, net	148,160		130,045		18,115	14%
Total revenues	5,413,193		4,833,437		579,756	12%
COST OF SALES	4,598,447		4,104,349		494,098	12%
GROSS PROFIT	814,746	100%	729,088	100%	85,658	12%
OPERATING EXPENSES:
Selling, general and administrative	634,461	78%	576,406	79%	58,055	10%
Depreciation and amortization	19,582	2%	18,128	3%	1,454	8%
Income from operations	160,703	20%	134,554	18%	26,149	19%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(27,966)	(4)%	(18,600)	(2)%	9,366	50%
Other interest expense	(40,841)	(5)%	(39,053)	(5)%	1,788	5%
Interest Income	966	—%	744	—%	222	30%
Other income, net	223	—%	690	—%	(467)	(68)%
Total other expense, net	(67,618)	(9)%	(56,219)	(7)%	11,399	20%
Income before income taxes	93,085	11%	78,335	11%	14,750	19%
INCOME TAX EXPENSE	34,852	4%	29,199	4%	5,653	19%
INCOME FROM CONTINUING OPERATIONS	58,233	7%	49,136	7%	9,097	19%
DISCONTINUED OPERATIONS, net of tax	2,848	—%	937	—%	1,911	NM
NET INCOME	$61,081	7%	$50,073	7%	$11,088	22%
Income from continuing operations per commons share—Diluted	$1.77		$1.50		$0.27	18%
Net income per common share—Diluted	$1.86		$1.53		$0.33	22%

Net income was $61.1 million, or $1.86 per diluted share, for the year ended December 31, 2005, compared to $50.1 million, or $1.53 per diluted share, for the year ended December 31, 2004.

Income from continuing operations increased 19%, or $0.27 per diluted share, to $58.2 million, or $1.77 per diluted share, for the year ended December 31, 2005, from $49.1 million, or $1.50 per diluted share, for the year ended December 31, 2004.

The increase in net income for the year ended December 31, 2005, compared to the year ended December 31, 2004, resulted from several factors, including: (i) an 15% and 9% increase in used retail and fixed operations same store gross profit, respectively, as a result of a strategic focus on our high margin businesses; (ii) continued strong performance of our finance and insurance business, which delivered a 5% increase in same store dealership generated F&I PVR; (iii) several expense control initiatives, including our regional reorganization, insurance, and new vehicle advertising, all of which contributed to a 120 basis point improvement in our SG&A expense as a percentage of gross profit; (iv) an $8.8 million tax benefit associated with the sale of one of our Thomason dealerships in Portland, Oregon, which is included in discontinued operations and (v) the incremental results of dealerships acquired during 2005 and 2004. These factors were partially offset by (a) a 50% increase in floor plan interest expense as a result of continued increases in interest rates and (b) a 26% increase in rent expense, which is as a result of our strategy to reduce our ownership of real estate through the use of sale-leaseback transactions.

Total revenues increased $0.6 billion (12%) to $5.4 billion for the year ended December 31, 2005, from $4.8 billion for the year ended December 31, 2004. Total same store revenues increased $0.4 billion (8%) to $5.2 billion for the year ended December 31, 2005, from $4.8 billion for the year ended December 31, 2004. The $0.6 billion (12%) increase in total revenues was a result of double digit revenue increases in all of our businesses lead by a $0.1 billion (14%) increase in used vehicle revenues.

Total gross profit increased $85.6 million (12%) to $814.7 million for the year ended December 31, 2005, from $729.1 million for the year ended December 31, 2004. Total same store gross profit increased $63.6 million (9%) to $792.7 million for the year ended December 31, 2005, from $729.1 million for the year ended December 31, 2004. The increase in total gross profit was driven by a $15.1 million (15%) increase of same store used vehicle retail gross profit and an $24.8 million (9%) increase in same store fixed operations gross profit.

New Vehicle—

	For the Years Ended December 31,				Increase
	2005		2004		(Decrease)	Change
	(In thousands, except for unit and PVR data)
Revenue:
New retail revenue—same store(1)
Luxury	$1,049,263	35%	$998,176	35%	$51,087	5%
Mid-line import	1,193,086	39%	1,074,258	37%	118,828	11%
Mid-line domestic	533,173	17%	553,993	19%	(20,820)	(4)%
Value	42,354	1%	43,111	2%	(757)	(2)%
Total passenger vehicle retail revenue—same store	2,817,876		2,669,538		148,338	6%
Heavy trucks	233,446	8%	199,169	7%	34,277	17%
Total new retail revenue—same store(1)	3,051,322	100%	2,868,707	100%	182,615	6%
New retail revenue—acquisitions	113,400		—
Total new retail revenues	3,164,722		2,868,707		296,015	10%
Fleet revenue—same store(1)	138,693		112,360		26,333	23%
Fleet revenue—acquisitions	2,256		—
Total fleet revenue	140,949		112,360		28,589	25%
New vehicle revenue, as reported	$3,305,671		$2,981,067		$324,604	11%
New retail units:
New retail units—same store(1)
Luxury	23,695	24%	23,224	25%	471	2%
Mid-line import	49,411	51%	45,378	49%	4,033	9%
Mid-line domestic	18,740	19%	19,067	20%	(327)	(2)%
Value	2,104	2%	2,177	2%	(73)	(3)%
Total passenger vehicle retail units— same store	93,950		89,846		4,104	5%
Heavy trucks	4,171	4%	3,828	4%	343	9%
Total new retail units—same store(1)	98,121	100%	93,674	100%	4,447	5%
New retail units—acquisitions	4,342		—
Retail units—actual	102,463		93,674		8,789	9%
New revenue PVR—same store(1)	$31,098		$30,624		$474	2%
New revenue PVR—actual	$30,886		$30,624		$262	1%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Years Ended December 31,				Increase
	2005		2004		(Decrease)	Change
	(In thousands, except for PVR data)
Gross profit:
New retail gross profit—same store(1)
Luxury	$85,081	39%	$85,967	41%	$(886)	(1)%
Mid-line import	83,047	38%	71,887	34%	11,160	16%
Mid-line domestic	38,575	17%	41,999	20%	(3,424)	(8)%
Value	3,643	2%	4,088	2%	(445)	(11)%
Total passenger vehicle retail gross profit—same store	210,346		203,941		6,405	3%
Heavy trucks	8,331	4%	7,357	3%	974	13%
Total new retail gross profit—same store(1)	218,677	100%	211,298	100%	7,379	3%
New retail gross profit—acquisitions	7,212		—
Total new retail gross profit	225,889		211,298		14,591	7%
Fleet gross profit—same store(1)	2,674		2,142		532	25%
Fleet gross profit—acquisitions	13		—
Total fleet gross profit	2,687		2,142		545	25%
New vehicle gross profit, as reported	$228,576		$213,440		$15,136	7%
New gross profit PVR—same store(1)	$2,229		$2,256		$(27)	(1)%
New gross profit PVR—actual	$2,205		$2,256		$(51)	(2)%
New retail gross margin—same store(1)	7.2%		7.4%		(0.2)%	(3)%
New retail gross margin—actual	7.1%		7.4%		(0.3)%	(4)%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

New vehicle revenue increased $0.3 billion (11%) to $3.3 billion for the year ended December 31, 2005, from $3.0 billion for the year ended December 31, 2004. Same store new retail revenue increased $0.2 billion (6%) as a result of a 5% increase in unit sales driven by our mid-line import brands, up 11% and 9%, respectively. Same store new revenue PVR increased 2% to $31,098 as a result of an 8% increase from our heavy trucks business in Atlanta, Georgia. We acquired three franchises (one dealership location) and three franchises (three dealership locations) during the year ended December 31, 2005 and 2004, respectively, which contributed $113.4 million of incremental new retail revenue during 2005.

New vehicle gross profit increased $15.2 million (7%) to $228.6 million for the year ended December 31, 2005, from $213.4 million for the year ended December 31, 2004. Same store new retail gross profit increased $7.4 million (3%) driven by a $11.1 million (16%) increase in mid-line import gross profit, including a 19% increase from of our Honda dealerships. This increase was offset by a reduction in same store gross profit across all other classes, in particular mid-line domestic, which decreased 8% as a result of general market conditions, which forced us to reduce our new vehicle gross profit PVR in order to maintain unit sales volumes.

Used Vehicle—

	For the Years Ended December 31,		Increase	%
	2005	2004	(Decrease)	Change
	(In thousands, except for unit and PVR data)
Revenue:
Retail revenues—same store(1)	$976,630	$862,485	$114,145	13%
Retail revenues—acquisitions	28,228	—
Total used retail revenues	1,004,858	862,485	142,373	17%
Wholesale revenues—same store(1)	312,508	299,338	13,170	4%
Wholesale revenues—acquisitions	11,179	—
Total wholesale revenues	323,687	299,338	24,349	8%
Used vehicle revenue, as reported	$1,328,545	$1,161,823	$166,722	14%
Gross profit:
Retail gross profit—same store(1)	$114,476	$99,377	$15,099	15%
Retail gross profit—acquisitions	2,946	—
Total used retail gross profit	117,422	99,377	18,045	18%
Wholesale gross profit—same store(1)	504	(2,286)	2,790	122%
Wholesale gross profit—acquisitions	(36)	—
Total wholesale gross profit	468	(2,286)	2,754	120%
Used vehicle gross profit, as reported	$117,890	$97,091	$20,799	21%
Used retail units—same store(1)	57,443	54,045	3,398	6%
Used retail units—acquisitions	1,829	—
Used retail units—actual	59,272	54,045	5,227	10%
Used revenue PVR—same store(1)	$17,002	$15,959	$1,043	7%
Used revenue PVR—actual	$16,953	$15,959	$994	6%
Used gross profit PVR—same store(1)	$1,993	$1,839	$154	8%
Used gross profit PVR—actual	$1,981	$1,839	$142	8%
Used retail gross margin—same store(1)	11.7%	11.5%	0.2%	2%
Used retail gross margin—actual	11.7%	11.5%	0.2%	2%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Used vehicle revenue increased $0.1 billion (14%) to $1.3 billon for the year ended December 31, 2005, from $1.2 billion for the year ended December 31, 2004. Same store used vehicle retail revenue increased $0.1 billion (13%) to $1.0 billion for the year ended December 31, 2005, as a result of a 6% and 7% increase in same store used retail unit sales and same store used revenue PVR, respectively. The strength of the used vehicle market during 2005, the availability of high-quality used vehicle inventory resulting from the large volumes of trade-ins during the domestic manufacturers’ employee pricing promotions and our used vehicle merchandising initiatives have resulted in increased used vehicle sales and improved used revenue PVR.

Used vehicle gross profit increased $20.8 million (21%) to $117.9 million for the year ended December 31, 2005, from $97.1 million for the year ended December 31, 2004. Same store used retail gross profit increased $15.1 million (15%) to $114.5 million as a result of our investment in new software to better value trade-ins and improve inventory management, and the development of regional management teams dedicated to the used vehicle business.

Fixed Operations—

	For the Years Ended December 31,		Increase	%
	2005	2004	(Decrease)	Change
	(In thousands)
Revenue:
Revenues—same store(1)
Parts and service	$560,726	$505,046	$55,680	11%
Collision repair	57,831	55,456	2,375	4%
Total revenue—same store(1)	618,557	560,502	58,055	10%
Revenues—acquisitions	12,260	—
Parts, service and collision repair revenue, as reported	$630,817	$560,502	$70,315	13%
Gross profit:
Gross profit—same store(1)
Parts and service	$281,947	$258,086	$23,861	9%
Collision repair	31,406	30,426	980	3%
Total gross profit—same store(1)	313,353	288,512	24,841	9%
Gross profit—acquisitions	6,767	—
Parts, service and collision repair gross profit, as reported	$320,120	$288,512	$31,608	11%
Parts and service gross margin—same store(1)	50.3%	51.1%	(0.8)%	(2)%
Collision repair gross margin—same store(1)	54.3%	54.9%	(0.6)%	(1)%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Fixed operations revenue increased $70.3 million (13%) to $630.8 million for the year ended December 31, 2005, from $560.5 million for the year ended December 31, 2004. Same store fixed operations revenue increased $58.1 million (10%) to $618.6 million, primarily due to a 14% increase in our “customer pay” parts and service businesses. The growth in our “customer pay” business is a result of increased capacity utilization, equipment upgrades, continued focus on customer retention initiatives and the implementation of more aggressive advertising campaigns. Our warranty business continued its positive performance driven by continued manufacturer recall programs and increased work on imported vehicles, which typically generate higher revenue than domestic brands. In 2005, we added approximately 70 service stalls and approximately 100 service technicians, on a same store basis.

Fixed operations gross profit increased $31.6 million (11%) to $320.1 million for the year ended December 31, 2005, from $288.5 million for the year ended December 31, 2004. Same store fixed operations gross profit increased $24.8 million (9%) to $313.4 million, resulting primarily from increased gross profit from our “customer pay” and warranty parts and service businesses.

Finance and Insurance, net—

	For the Years Ended December 31,		Increase	%
	2005	2004	(Decrease)	Change
	(In thousands, except for PVR data)
Dealership generated F&I—same store(1)	$138,187	$124,350	$13,837	11%
Dealership generated F&I—acquisitions	5,151	—
Dealership generated F&I, net	143,338	124,350	18,988	15%
Corporate generated F&I	4,822	5,695	(873)	(15)%
Finance and insurance, net as reported	$148,160	$130,045	$18,115	14%
Dealership generated F&I PVR—same store(1)	$888	$842	$46	5%
Dealership generated F&I PVR—actual(2)	$886	$842	$44	5%
F&I PVR-actual	$916	$880	$36	4%

(1)          Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)          Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I gross profit PVR.

F&I increased $18.2 million (14%) to $148.2 million for the year ended December 31, 2005, from $130.0 million for the year ended December 31, 2004. Same store dealership generated F&I increased $13.8 million (11%) to $138.2 million as a result of a 5% increase in same store retail unit sales. These increases are attributable to (i) increased service contract penetration, (ii) maturation of our corporate-sponsored programs and (iii) improvement of the F&I operations at franchises we acquired in prior periods, as F&I has historically continued to improve for several years after we acquire a franchise. Corporate generated F&I was $4.8 million for the year ended December 31, 2005, and $5.7 million for the year ended December 31, 2004.

Selling, General and Administrative—

	For the Year Ended December 31,				% of Gross
				% of	Profit	% of Gross
		% of Gross		Gross	Increase	Profit %
	2005	Profit	2004	Profit	(Decrease)	Change
	(Dollars in thousands)
Personnel costs	$297,124	36.5%	$267,984	36.8%	(0.3)%	(1)%
Sales compensation	92,978	11.4%	83,383	11.4%	—%	—%
Outside services	53,700	6.6%	54,281	7.5%	(0.9)%	(12)%
Advertising	49,356	6.1%	48,246	6.6%	(0.5)%	(8)%
Rent	47,116	5.8%	37,477	5.1%	0.7%	14%
Utilities	17,277	2.1%	15,114	2.1%	—%	—%
Insurance	13,341	1.6%	15,605	2.1%	(0.5)%	(24)%
Other	63,569	7.8%	54,316	7.5%	0.3%	4%
Selling, general and administrative	$634,461	77.9%	$576,406	79.1%	(1.2)%	(2)%
Adjustments to SG&A:
Reorganization expenses	(4,157)	—
Reorganization benefit	3,382	—
Rent expense	(47,116)		(37,477)
Adjusted selling, general and administrative	$586,570	72.0%	$538,929	73.9%	(1.9)%	(3)%
Gross profit	$814,746		$729,088

SG&A expenses as a percentage of gross profit decreased 120 basis points to 77.9% for the year ended December 31, 2005, from 79.1% for the year ended December 31, 2004. SG&A expenses for the year ended December 31, 2005 include (i) $4.2 million of reorganization expenses, (ii) a $3.4 million reorganization benefit and (iii) $9.6 million of incremental rent expense primarily as a result of the refinancing of 20 of our properties through a sale-leaseback transaction completed in July 2004. Excluding these items, adjusted SG&A expense as a percentage of gross profit improved 190 basis points in 2005 from 2004. The improvement in SG&A as a percentage of gross profit is a result of several strategic expense control initiatives including our regional reorganization, workers compensation and property and casualty insurance, and new vehicle advertising.

Our regional reorganization during 2005 resulted in net costs of $0.8 million ($4.2 million of severance and other related reorganization costs, offset by a one-time $3.4 million benefit associated with the implementation of a national employee benefit plan). The improvement in insurance costs is a result of the implementation of initiatives that have resulted in lower loss rates in both workers compensation and property and casualty insurance.

In July 2004, we completed several sale-leaseback transactions, including one transaction in which we sold $114.9 million of real estate for a $12.4 million gain and entered into long-term operating leases with the buyer resulting in incremental annualized rent expense of $9.2 million. During 2005, we exercised an option to purchase certain real estate previously leased in Texas on which we operate dealerships for a purchase price of $57.0 million. We simultaneously entered into a sale-leaseback agreement where we sold a portion of the real estate purchased for approximately $44.7 million and $14.2 million of related improvements to a third party and entered into a long-term operating lease with the buyer. We do not expect our rent expense on the $44.7 million of previously leased real estate to materially change. In addition, we completed six other sale-leaseback transactions in which we sold $18.9 million of real estate and related improvements and entered into long-term operating leases with the buyers. We estimate the incremental annualized rent expense from these seven sale-leaseback transactions is approximately $3.0 million.

Depreciation and Amortization—

Depreciation and amortization expense increased $1.5 million, or 8%, to $19.6 million for the year ended December 31, 2005, from $18.1 million for the year ended December 31, 2004. This increase is primarily related to property and equipment acquired during 2005 and 2004.

Other Income (Expense)—

Floor plan interest expense increased $9.4 million, or 50%, to $28.0 million for the year ended December 31, 2005, from $18.6 million for the year ended December 31, 2004. This increase was the result of an increasing interest rate environment and higher average floor plan levels during 2005 as compared to 2004, resulting primarily from our decision in the fourth quarter of 2004 to repay a significant portion of our floor plan notes payable prior to the sale of the related vehicle.

Other interest expense increased $1.7 million, or 5%, to $40.8 million for the year ended December 31, 2005, from $39.1 million for the year ended December 31, 2004. The increase in other interest expense is a result of increases in interest rates on variable debt offset by reduced mortgage expense due to our decision to repay our variable rate mortgage notes payable.

Income Tax Provision—

Income tax expense increased $5.7 million, or 19%, to $34.9 million for the year ended December 31, 2005, from $29.2 million for the year ended December 31, 2004. Our effective tax rate for the year ended December 31, 2005, was 37.4% compared to 37.3% for the same period in 2004.

Discontinued Operations—

	For the Year Ended December 31, 2005				For the Year Ended December 31, 2004
	Sold(a)	Pending Disposition(b)		Total	Sold(c)	Pending Disposition(b)	Total
	(Dollars in thousands)
Franchises	20		2	22	34	2	36
Net income (loss) from sold or closed franchises, net of tax	$(5,182)		$—	$(5,182)	$216	$—	$216
Net income from franchises held for sale, net of tax	—		169	169	—	1,378	1,378
Net divestiture income (expense), including net gain(loss) on sale of franchises, net of tax	7,861	(d)	—	7,861	(657)	—	(657)
Discontinued operations, net of tax	$2,679		$169	$2,848	$(441)	$1,378	$937

(a)           Businesses were sold between January 1, 2005 and December 31, 2006

(b)          Businesses were pending disposition as of December 31, 2006

(c)           Businesses were sold between January 1, 2004 and December 31, 2006

(d)          Includes an $8.8 million tax benefit related to the sale of stock of an Oregon business

As of December 31, 2006, we were actively pursing the sale of two franchises (two dealership locations). The $2.8 million of income from discontinued operations for the year ended December 31, 2005, includes (i) net losses of franchises sold or closed in 2006 and 2005 totaling $5.2 million, offset by (ii) $0.1 million of net income of franchises held for sale as of December 31, 2006 and (iii) $7.9 million of net divestiture income during 2005, principally related to the sale of our Thomason franchises in Portland, Oregon. Included in the $7.9 million of net divestiture income is an $8.8 million tax benefit associated with the sale of an Oregon business. The $0.9 million of income from discontinued operations for the year ended December 31, 2004, includes (i) net income of franchises sold or closed in 2006, 2005 and 2004 totaling $0.2 million, (ii) $1.4 million of net income associated with franchises held for sale as of December 31, 2006, partially offset by (iii) $0.7 million of divestiture expenses associated with franchises sold or closed during 2004.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of December 31, 2006, our funds generated through future operations, and the funds available for borrowings under our Committed Credit Facility (as defined below), floor plan facilities, mortgage notes payable and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions, capital expenditures, current dividend commitments and any seasonal operating requirements for the foreseeable future.

As of December 31, 2006, we had cash and cash equivalents of $129.2 million and working capital of $412.0 million. In addition, we had $125.0 million available for borrowings under our Committed Credit Facility for working capital, general corporate purposes and acquisitions, and approximately $194.0 million available for floor plan borrowings.

Credit Facility—

On March 23, 2005, we entered into a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A., 17 other financial institutions (the “Syndicate”), and Ford Motor Credit Company (“FMCC”), collectively the “Lenders”. Concurrently with entering into the Committed Credit Facility, we terminated our First Amended and Restated Credit Agreement with FMCC, General Motors Acceptance Corporation (“GMAC”) and DaimlerChrysler Financial Services North America LLC (“DCFS”). The Committed Credit Facility initially provided $650.0 million of floor plan borrowing capacity (“Syndicated Floor Plan Facility”) and $150.0 million of working capital borrowing capacity (the “Revolver”). In addition, we have agreements with FMCC to provide $150.0 million of floor plan borrowing capacity to our Ford, Lincoln Mercury, Volvo and Mazda dealerships (“Ford Trustmark”) and with GMAC to provide $100.0 million of floor plan borrowing capacity to our General Motors dealerships. The Committed Credit Facility has a three-year maturity, but provides for an indefinite series of one-year extensions at our request, if approved by the Lenders. We believe such approval would be obtained.

In March 2006, we amended our Committed Credit Facility to include DaimlerChrysler Financial Services (“DCFS”) in the Syndicate and extend the maturity of the Committed Credit Facility from March 2008 to March 2009. In addition, DCFS agreed to provide a maximum of $120.0 million of floor plan financing outside of the Syndicate to finance inventory purchases at our Mercedes-Benz, Chrysler, Dodge and Jeep dealerships (“DaimlerChrysler Dealerships”). Pursuant to the signing of this amendment, floor plan borrowings from DCFS are now included in Floor plan notes payable—manufacturer affiliated on our Consolidated Balance Sheets, beginning in March 2006. The DCFS facility has no stated termination date and borrowings will accrue interest based on LIBOR. Further, we reduced our Revolver from $150.0 million to $125.0 million and reduced the commitment of the Syndicate to finance our inventory purchases from $650.0 million to $425.0 million. In total, these commitments give us $125.0 million of working capital borrowing capacity and $795.0 million of floor plan borrowing capacity.

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

The Committed Credit Facility also contains customary events of default, including change of control, non-payment of obligations and cross-defaults to our other indebtedness. Payments under the Committed Credit Facility may be accelerated upon the occurrence of an event of default that is not otherwise waived or cured, subject to certain provisions. As of December 31, 2006, we were in compliance with all of the covenants of the Committed Credit Facility.

Borrowing under the Revolver will accrue interest based on LIBOR.

Floor Plan Financing—

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory. We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “Floor plan notes payable—manufacturer affiliated” and all other floor plan notes payable “Floor plan notes payable—non-manufacturer affiliated.” As of December 31, 2006, total borrowing capacity under the floor plan financing agreements with our vehicle floor plan providers totaled $795.0 million. In addition, as of December 31, 2006, we had total borrowing capacity of $56.0 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of December 31, 2006, we had $704.7 million, including $3.9 million classified as Liabilities Associated with Assets Held for Sale, outstanding to lenders affiliated with and not affiliated with the vehicle manufacturers from which we purchase our vehicle inventory.

We are required to make monthly interest payments on our floor plan facilities, but generally we are not required to repay the principal prior to the sale of the vehicle. The terms of certain floor plan arrangements impose upon us and our subsidiaries ongoing covenants including financial ratio requirements. As of December 31, 2006, we were in compliance with these financial covenants.  We expect to be in compliance through 2007. Amounts financed under our floor plan facilities bear interest at variable rates, which are typically tied to LIBOR or prime rate. In November 2006, we entered into an interest rate swap agreement which fixed $150.0 million of our floor plan notes payable for a period of two years. The weighted average annualized interest rate on our floor plan facilities was 6.4% during the year ended December 31, 2006. Historically, certain vehicle manufacturers have offered floor plan assistance, a portion of which increase or decrease in conjunction with changes in prevailing interest rates.

During the year ended December 31, 2006, we refinanced the floor plan notes payable at our DaimlerChrysler Dealerships through the repayment of $85.4 million of floor plan notes payable—non-manufacturer affiliated with borrowings from DCFS, a manufacturer affiliated lender. As a result, floor plan notes payable at our DaimlerChrysler Dealerships are included in Floor plan notes payable—manufacturer affiliated on the accompanying Consolidated Balance Sheets as of December 31, 2006. Floor plan notes payable at our DaimlerChrysler Dealerships totaled $117.0 million and $95.4 million as of December 31, 2006 and December 31, 2005, respectively. In addition, during the year ended December 31, 2006, our Floor plan repayments—non-manufacturer affiliated and Floor plan notes payable—manufacturer affiliated each increased by $85.4 million on our accompanying Consolidated Statements of Cash Flows.

In November 2006, General Motors sold 51% of their financing subsidiary General Motors Acceptance Corporation (“GMAC”) to an investment consortium led by Cerberus FIM Investors, LLC. Prior to this transaction, the net change in floor plan notes payable to GMAC was classified as an operating activity on the accompanying Consolidated Statements of Cash Flows as borrowings and repayments of floor plan notes payable at our General Motors dealerships were with a manufacturer affiliated lender. Floor plan notes payable related to vehicles financed prior to this change in control will continue to be classified as Floorplan notes payable—manufacturer affiliated on the accompanying Consolidated Balance Sheets, with subsequent repayments classified as an operating activity, since these GMAC borrowings occurred while General Motors (“GM”) had control of GMAC. Following the sale of GMAC, GM no longer has a majority ownership of or controls GMAC and therefore beginning in December 2006, floor plan notes payable related to vehicles financed after this change in control are classified as Floorplan notes payable—non-manufacturer affiliated on the accompanying Consolidated Balance Sheets, with the related borrowings and repayments presented separately as financing activities on the accompanying Consolidated Statements of Cash Flows.

9% Senior Subordinated Notes due 2012—

We have $250.0 million in aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “9% Notes”) outstanding as of December 31, 2006. We pay interest on June 15 and December 15 of each year until maturity of the notes on June 15, 2012. At any time on or after June 15, 2007, we may, at our option, choose to redeem all or a portion of the notes at a redemption price that begins at 104.5% of the aggregate principal amount of the notes and reduces in each calendar year by 1.5% until the price reaches 100% of the aggregate principal amount in 2010 and thereafter. At any time before June 15, 2007, we may, at our option, choose to redeem all or a portion of the notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 9% Notes indenture.

Our 9% Notes are guaranteed by all of our current subsidiaries. We have also agreed to have all of our future subsidiaries become guarantors upon their formation or acquisition. The terms of our 9% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness and sell assets.

On February 26, 2007, we commenced a tender offer and consent solicitation for our $250.0 million aggregate principal amount 9% Senior Subordinated Notes due 2012 (the “9% Notes”), which is contingent on obtaining financing and is scheduled to expire on March 23, 2007. We are currently evaluating our financing alternatives in the capital markets.

8% Senior Subordinated Notes due 2014—

We have $182.4 million in aggregate principal amount of our 8% Notes outstanding as of December 31, 2006. We pay interest on March 15 and September 15 of each year until maturity of the notes on March 15, 2014. At any time on or after March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 104.0% of the aggregate principal amount of these notes and reduces in each calendar year by approximately 1.3% until the price reaches 100% of the aggregate principal amount in 2012 and thereafter. On or before March 15, 2007, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of these notes at a redemption price equal to 108% of their principal amount plus accrued and unpaid interest thereon. At any time before March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 8% Notes indenture.

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

During the year ended December 31, 2006, we repurchased $17.6 million of our 8% Notes resulting in a net loss of $1.1 million. Our board of directors authorized us to repurchase up to an additional $22.4 million of our senior subordinated notes, which we may do depending on market conditions.

Mortgage Notes Payable—

As of December 31, 2006, we had two real estate mortgage notes payable outstanding totaling $26.8 million. The mortgage notes payable bear interest at fixed and variable rates, including the effects of an interest rate swap (the weighted average interest rate was 6.6% for the year ended December 31, 2006). These obligations are collateralized by the related real estate with a carrying value of $40.4 million as of December 31, 2006, and mature in 2011. The terms of our mortgage notes payable require our subsidiaries to comply with specific financial ratio requirements and other ongoing covenants. As of December 31, 2006, we were in compliance with financial ratios and other ongoing covenants required by the terms of our mortgage notes payable.

Covenants—

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) a Current Ratio of at least 1.2 to 1, of which our ratio was approximately 1.6 to 1 as of December 31, 2006; (ii) a Fixed Charge Coverage Ratio of at least 1.2 to 1, of which our ratio was approximately 1.6 to 1 as of December 31, 2006; (iii) a Total Leverage Ratio of not more than 4.5 to 1, of which our ratio was approximately 2.8 to 1 as of December 31, 2006 and (iv) an Adjusted Net Worth of $350.0 million, of which our adjusted net worth was approximately $511.5 million as of December 31, 2006. A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured. Certain of our lease agreements include financial ratios with the following requirements: (i) a Liquidity Ratio of at least 1.2 to 1, of which our ratio was approximately 1.5 to 1 as of December 31, 2006 and (ii) an EBITDAR Ratio of at least 1.5 to 1, of which our ratio was approximately 3.2 to 1 as of December 31, 2006. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of December 31, 2006, we were in compliance with all our debt and lease agreement covenants.

Contractual Obligations—

As of December 31, 2006, we had the following contractual obligations (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Floor plan notes payable	$704,664	$—	$—	$—	$—	$—	$704,664
Operating leases	59,383	57,689	53,502	51,156	50,537	329,442	601,709
Long-term debt, including capital lease obligations(a)	23,144	1,714	1,433	1,307	22,709	434,695	485,002
Interest on long-term debt(b)	39,184	39,040	38,924	38,834	38,146	45,457	239,585
Employment contracts	5,934	900	900	34	—	—	7,768
Deferred compensation obligations	—	—	—	—	—	7,550	7,550
Deferred acquisition payments	739	739	739	—	—	—	2,217
Total	$833,048	$100,082	$95,498	$91,331	$111,392	$817,144	$2,048,495

(a)           Does not include $7,848 of fair value hedge which reduces the book value of our 8% Notes

(b)          Includes variable interest calculated using a 5.3% estimate of LIBOR

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

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Reconciliation of Cash provided by (used in) Operating Activities to Adjusted Cash provided by Operating Activities
Cash provided by (used in) operating activities, as reported	$128,581	$(40,457)	$(17,863)
Floor plan notes payable—non-manufacturer affiliated, net	(42,278)	112,535	17,949
Cash provided by operating activities, as adjusted	$86,303	$72,078	$86
Reconciliation of Cash (used in) provided by Financing Activities to Adjusted Cash (used in) provided by Financing Activities
Cash (used in) provided by financing activities, as reported	$(65,432)	$100,708	$64,490
Floor plan borrowings—non-manufacturer affiliated	(2,476,160)	(3,160,682)	(2,360,243)
Floor plan repayments—non-manufacturer affiliated	2,518,438	3,048,147	2,342,294
Cash (used in) provided by financing activities, as adjusted	$(23,154)	$(11,827)	$46,541

Operating Activities—

Net cash provided by operating activities totaled $128.6 million for the year ended December 31, 2006. Net cash used in operating activities totaled $40.5 million and $17.9 million for the year ended December 31, 2005 and 2004, respectively. Net cash provided by operating activities, as adjusted, totaled $86.3 million, $72.1 million, and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The increase in our cash provided by operating activities, as adjusted, for the year ended December 31, 2006, compared to the year ended December 31, 2005, was a result of (i) $30.8 million related to the timing of collection of accounts receivable and contracts-in-transit; and (ii) a $17.3 increase in net income adjusted for non-cash items, partially offset by (iii) $34.8 million related to the timing of payments of accounts payable and accrued liabilities and prepaid assets, including a $13.7 million payment associated with the termination of three interest rate swaps.

We did not complete any acquisitions during the year ended December 31, 2006. We borrowed $15.3 million and $32.5 million from our floor plan facilities for the purchase of inventory in connection with three and seven franchise acquisitions during the years ended December 31, 2005 and 2004, respectively. In addition, in connection with twelve, six, and fourteen franchise divestitures we repaid $25.2 million, $24.9 million and $22.0 million of floor plan notes payable during the years ended December 31, 2006, 2005 and 2004, respectively. Acquisition and divestiture activity decreased our cash provided by operating activities, as adjusted, by $25.2 million for the year ended December 31, 2006 and $9.6 million for the year ended December 31, 2005, and increased our cash provided by operating activities, as adjusted, by $10.5 million for the year ended December 31, 2004.

Investing Activities—

Net cash provided by investing activities totaled $8.8 million for the year ended December 31, 2006. Net cash used in investing activities totaled $31.2 million and $125.2 million for the years ended December 31, 2005 and 2004, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $45.3 million, $78.1 million and $69.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, of which $15.0 million, $41.9 million and $23.6 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the years ended December 31, 2006, 2005 and 2004, respectively. Our capital investments consisted of upgrades of our existing facilities, equipment purchases and construction of new facilities. We received $3.4 million, $14.6 million and $10.1 million in construction reimbursements from lessors in connection with our sale-leaseback agreements during the years ended December 31, 2006, 2005 and 2004, respectively. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. We expect that capital expenditures during 2007 will total between $70 and $80 million, of which we intend to finance approximately 50% to 60% principally through sale-leaseback agreements.

During 2005, we exercised an option to purchase certain real estate in Texas on which we operate dealerships and previously leased for $57.0 million, $44.7 million of which we immediately sold to a third party and entered into a long-term operating lease with the buyer. We do not expect our rent expense on the $44.7 million of previously leased real estate to materially change.

Cash used for acquisitions totaled $24.6 million for three franchises and $108.3 million for seven franchises during the years ended December 31, 2005 and 2004, respectively. We did not complete any acquisitions during the year ended December 31, 2006. Included in cash used for acquisitions for the years ended December 31, 2006 and 2005, is $15.3 million and $32.5 million, respectively, of purchase price we financed through borrowings from our floor plan facilities.

Proceeds from the sale of assets totaled $52.8 million, $102.6 million and $41.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the proceeds from the sale of assets for the years ended December 31, 2006, 2005 and 2004, were $25.2 million, $24.9 million and $22.0 million, respectively, of proceeds that were paid directly to our floor plan providers associated with the sale of inventory in connection with our divestitures. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash used in financing activities totaled $65.4 million for the year ended December 31, 2006. Net cash provided by financing activities totaled $100.7 million and $64.5 million for the years ended December 31, 2005 and 2004, respectively. Net cash used in financing activities, as adjusted, totaled $23.2 million and $11.8 million for the years ended December 31, 2006 and 2005, respectively. Net cash provided by financing activities, as adjusted, totaled $46.5 million for the year ended December 31, 2004. During the years ended December 31, 2006, 2005 and 2004, proceeds from borrowings amounted to $1.0 million, $24.5 million and $21.6 million, which were used to finance construction on our dealership facilities and general corporate purposes.

During 2006, 2005 and 2004, we repaid debt of $20.6 million, $50.1 million and $91.8 million, respectively. Included in the $20.6 million of debt repayments above was $17.5 million related to the repurchase of $17.6 million of our 8% Notes. Our board of directors authorized us to repurchase up to an additional $22.4 million of our senior subordinated notes, which we may do depending on market conditions. In addition, we will continue to monitor the capital markets to ensure that we are optimizing our capital structure.

During 2004, we utilized the proceeds from a sale-leaseback transaction to repay $63.7 million of mortgages associated with the property sold in the transaction and we used the proceeds from a mortgage refinancing to repay the balance of the original mortgage.

During 2005 and 2004, we received net proceeds of $15.1 million and $114.9 million, respectively, from the sale of real estate associated with sale-leaseback transactions. We consider these particular transactions financing activities as we owned the real estate and related improvements prior to the sale-leaseback transaction and continue to use the dealership facilities and related real estate in our operations. We have entered into long-term lease agreements for use of the dealership facilities with the lessors.

Sale-Leaseback Transactions

During the year ended December 31, 2006, we completed two sale-leaseback transactions resulting in the sale of $13.5 million of assets to a third party and the commencement of long-term operating leases with the buyer. We estimate the incremental annualized rent expense from these two sale-leaseback transactions is approximately $1.3 million. In addition, we had $9.7 million of completed construction projects associated with pending sale-leaseback transactions and $4.4 million of ongoing construction projects, which are included in Assets Held for Sale and Other Current Assets, respectively, on our Consolidated Balance Sheet as of December 31, 2006. We expect to complete these construction projects and commence the related long-term operating leases in 2007.

Acquisitions and Divestitures

We did not complete any acquisitions during the year ended December 31, 2006.

During the year ended December 31, 2006, we placed eight franchises (four dealership locations) into discontinued operations and sold or closed twelve franchises (seven dealership locations), four franchises (four dealership locations) of which were placed into discontinued operations in 2005, and two franchises (one dealership location) which were not placed into discontinued operations because we believe the cash flows will be replaced by our existing operations.

Pending Acquisitions and Divestitures

As of December 31, 2006, two of our franchises (two dealership locations) were pending disposition and were sold in the first quarter of 2007.

We are currently under contract to purchase two franchises (two dealership locations) for approximately $15.0 million, which will contribute approximately $100.0 million of annual revenues. We expect to spend between $50.0 and $100.0 million on acquisitions during 2007 that will add between $200.0 and $400.0 million of annual revenues; however, our estimates may change based on the availability of dealerships that would provide an acceptable return on our investment.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 9% Notes, our 8% Notes and our Committed Credit Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. As of December 31, 2006, our ability to repurchase shares and pay cash dividends was limited to an aggregate purchase price of $77.4 million due to these restrictions. We did not repurchase any shares of our common stock during 2006. We paid $13.3 million in dividends during the year ended December 31, 2006.

On February 15, 2007, we announced that our board of directors approved a 1.3 million share repurchase program with the objective of offsetting earnings per share dilution resulting from employee stock-based compensation programs.

On January 17, 2007, our board of directors declared a $0.20 per share cash dividend. This was the third consecutive quarter that a $0.20 per share dividend was paid.

Off Balance Sheet Transactions

We had no off balance sheet transactions during the years presented other than those already disclosed in Notes 18 and 19 of our consolidated financial statements.

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

We very rarely sell new vehicles that have been in inventory for less than 300 days at a loss. Our new vehicle loss histories have indicated that our losses range between 1-5% of our new vehicle inventory that exceeded 300 days old. As of December 31, 2006, our new vehicle loss reserve was $0.7 million or 5.1% of new vehicle inventory over 300 days old. Each 1% change in our estimate would change our new vehicle reserve approximately $0.1 million. Our used vehicle loss histories have indicated that our losses range between 2-4% of our used vehicle inventory. As of December 31, 2006, our used vehicle loss reserve was $3.3 million or 3.1% of used vehicle inventory. Each 1% change in our estimate would change our used vehicle reserve approximately $1.1 million.

Notes Receivable—Finance Contracts—

As of December 31, 2006 and 2005, we had outstanding notes receivable from finance contracts of $17.9 million and $27.2 million, respectively. These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve. Our loss histories indicate our future credit losses will be approximately 15% of notes receivable. Our allowance for credit losses was $3.1 million and $3.5 million as of December 31, 2006 and 2005, respectively. Each 1% change in our estimate would change our credit loss reserve approximately $0.2 million.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 7% and 21%. Our chargeback reserves were $14.1 million and $12.6 million as of December 31, 2006 and 2005, respectively. A 1% change in our estimate for all our products would have changed our finance and insurance, net by approximately $1.1 million.

Insurance Reserves—

We are self insured for certain employee medical, workers compensation and general liability claims. We maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, general liability and garage liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of December 31, 2006, we had $5.9 million of insurance reserves for both known and unknown employee medical, workers compensation and general liability claims.

Goodwill and Other Intangible Assets—

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that based on how we operate our business, allocate resources, and regularly review our financial data and operating results that we qualify as a single reporting unit for purposes of testing goodwill for impairment. We evaluate our operations and financial results in the aggregate by dealership. The dealership general managers are responsible for customer facing activities, including inventory management and advertising and personnel decisions; and have the flexibility to respond to local market conditions. The corporate management team, with input from the regional management teams, is responsible for infrastructure and general strategy decisions.

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

For the years ended December 31, 2006, 2005 and 2004, we made lease payments totaling $7.6 million, $13.4 million and $13.5 million, respectively, to entities controlled by our directors, shareholders or employees.

During each of the years ended December 31, 2006, 2005 and 2004, we paid $0.1 million in legal fees to a law firm in which one of our directors is of counsel.

In 2006, we sold four vehicles to members of our board of directors and/or their immediate family for a total of $0.3 million. In 2005, we sold thirteen vehicles to members of our board of directors and/or their immediate family for a total of $0.6 million. In 2004, we sold two vehicles to members of our board of directors for a total of $0.2 million.

In October 2006, we paid $0.8 million in connection with an agreement with an automotive manufacturer to close a dealership in one of our market areas in which a former member of our board of directors had a partial ownership interest. This member resigned from our board of directors effective July 12, 2006.

In 2006, we purchased land from one of our regional executives for $1.3 million. We intend to use this land to construct a new facility for one of our existing dealerships.

In 2004, we sold one dealership facility (three franchises) to a member of our board of directors for $7.4 million. After the allocation of $3.7 million of goodwill, the book value approximated the selling price of the franchises sold. In 2005, we repaid this member of our board of directors $0.3 million as final settlement of the sale of this transaction. This member resigned from our board of directors effective July 12, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB

108 are effective for the year ending December 31, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements and disclosures.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.

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

Adjusted cash provided by (used in) operating and financing activities

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Reconciliation of Cash provided by (used in) Operating Activities to Adjusted Cash provided by Operating Activities
Cash provided by (used in) operating activities, as reported	$128,581	$(40,457)	$(17,863)
Floor plan notes payable—non-manufacturer affiliated, net	(42,278)	112,535	17,949
Cash provided by operating activities, as adjusted	$86,303	$72,078	$86
Reconciliation of Cash (used in) provided by Financing Activities to Adjusted Cash (used in) provided by Financing Activities
Cash (used in) provided by financing activities, as reported	$(65,432)	$100,708	$64,490
Floor plan borrowings—non-manufacturer affiliated	(2,476,160)	(3,160,682)	(2,360,243)
Floor plan repayments—non-manufacturer affiliated	2,518,438	3,048,147	2,342,294
Cash (used in) provided by financing activities, as adjusted	$(23,154)	$(11,827)	$46,541

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

	For the Years Ended December 31,
	2006	2005	2004
F&I, net (as reported)	$156,460	$148,160	$130,045
Less: corporate generated F&I gross profit	(1,685)	(4,822)	(5,695)
Less: corporate generated F&I gain	(3,400)	—	—
Dealership generated F&I	$151,375	$143,338	$124,350
Retail units sold:
New retail units	104,066	102,463	93,674
Used retail units	62,987	59,272	54,045
Total	167,053	161,735	147,719

Adjusted SG&A Expenses as a percentage of adjusted gross profit

Our SG&A expense was impacted by (i) the adoption of SFAS No. 123R, (ii) our decision to issue performance share units and restricted share units instead of stock options, (iii) our decision to abandon certain strategic projects, and (iv) expenses related to two secondary stock offerings during the year ended December 31, 2006; and (i) expenses incurred and (ii) a benefit recognized in conjunction with our regional reorganization during the year ended December 31, 2005. Effective January 1, 2006, we adopted SFAS No. 123R under the modified prospective transition method and therefore recorded share-based compensation expense under the fair value method for the year ended December 31, 2006. Prior to January 1, 2006, share-based compensation expense was recorded under the intrinsic value method and therefore we did not recognize any share-based compensation expense. Our gross profit was impacted by the sale of our remaining interest in a pool of extended service contracts during the year ended December 31, 2006. We believe that a more meaningful comparison of our SG&A as a percentage of adjusted gross profit can be made by adjusting for these items.

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
SG&A expenses	$672,897	$634,461	$576,406
Reorganization benefit	—	3,382	—
Reorganization expenses	—	(4,157)	—
Abandoned strategic project expenses	(1,658)	—	—
Secondary stock offering expenses	(1,073)	—	—
Stock compensation expense	(4,955)	—	—
Adjusted SG&A expenses	$665,211	$633,686	$576,406
Gross profit	$877,861	$814,746	$729,088
Corporate generated F&I gain	(3,400)	—	—
Adjusted gross profit	$874,461	$814,746	$729,088
Adjusted SG&A expenses as a percentage of adjusted gross profit	76.1%	77.8%	79.1%

Adjusted income from continuing operations

Our income from continuing operations was impacted by (i) the sale of our remaining interest in a pool of extended service contracts, (ii) a gain recognized on the sale of a franchise in which the dealership facility was retained, (iii) the adoption of SFAS No. 123R, (iv) our decision to issue performance share units and restricted share units instead of stock options, (v) our decision to abandon certain strategic projects, (vi) expenses related to the extinguishment of long-term debt and (vii) expenses related to two secondary stock offerings during the year ended December 31, 2006; and (i) expenses incurred and (ii) a benefit recognized in conjunction with  our regional reorganization during the year ended December 31, 2005. Effective January 1, 2006, we adopted SFAS No. 123R under the modified prospective transition method and therefore recorded share-based compensation expense under the fair value method for the year ended December 31, 2006. Prior to January 1, 2006, share-based compensation expense was recorded under the intrinsic value method and therefore we did not recognize any share-based compensation expense. We believe that a more meaningful comparison of our income from continuing operations can be made by adjusting for these items.

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Net income	$60,749	$61,081	$50,073
Discontinued operations, net of tax	6,405	(2,848)	(937)
Income from continuing operations	67,154	58,233	49,136
Adjusting items:
Stock compensation expense, net of tax	3,105	—	—
Corporate generated F&I gain, net of tax	(2,130)	—	—
Gain on sale of franchise, net of tax	(1,565)	—	—
Secondary stock offering expenses *	1,073	—	—
Abandoned strategic project expenses, net of tax	1,039	—	—
Loss on extinguishment of long-term debt, net of tax	717	—	—
Reorganization expenses, net of tax	—	2,598	—
Reorganization benefit, net of tax	—	(2,114)	—
Adjusted income from continuing operations	$69,393	$58,717	$49,136

*                    Secondary offering expenses are not deductible for tax purposes; therefore, no tax benefit has been reflected.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $588.7 million of total variable rate debt (including floor plan notes payable) outstanding as of December 31, 2006, a 1% change in interest rates would result in a change of approximately $5.9 million to our annual other interest expense.

We received $27.7 million of interest credit assistance from certain automobile manufacturers during the year ended December 31, 2006. Interest credit assistance reduced cost of sales for the year ended December 31, 2006 by $27.0 million and reduced new vehicle inventory by $4.1 million and $3.6 million as of December 31, 2006 and 2005, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk

In November 2006, we entered into an interest rate swap agreement with a notional principal amount of $150.0 million as a hedge against the changes in interest rates of our variable rate floor plan notes payable for a period of two years beginning in November 2006. The swap agreement was designated and qualifies as a cash flow hedge of future changes in interest rates of our variable rate floor plan notes payable. We do not expect this cash flow hedge to contain any ineffectiveness. As of December 31, 2006, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet.

Three of our interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Consolidated Balance Sheet as of December 31, 2006 was $3.4 million ($2.1 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Consolidated Statements of Income. Amortization of these terminated cash flow swaps will total $0.9 million for the year ended December 31, 2007. In addition, included as a reduction to our 8% Notes as of December 31, 2006 was $7.8 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Consolidated Statements of Income. Amortization of this terminated fair value swap will total $1.1 million for the year ended December 31, 2007.

We have an interest rate swap with a current notional principal amount of $14.1 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and may contain minor ineffectiveness. Under the terms of the swap agreement, we make payments based on a fixed rate of 6.08% and receive a variable rate cash flows based on one-month LIBOR. As of December 31, 2006 and 2005, the swap agreement had a fair value of $0.3 million, which was included in Other Long-Term Assets on the accompanying  Consolidated Balance Sheets. We incurred minor ineffectiveness during 2006.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asbury Automotive Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 6, 2007

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,170	$57,194
Contracts-in-transit	126,012	122,250
Accounts receivable (net of allowance of $648 and $1,216, respectively)	167,562	167,203
Inventories	775,313	709,791
Deferred income taxes	13,961	19,825
Prepaid and other current assets	55,099	57,419
Assets held for sale	25,947	51,498
Total current assets	1,293,064	1,185,180
PROPERTY AND EQUIPMENT, net	202,584	193,457
GOODWILL	447,996	457,405
OTHER LONG-TERM ASSETS	87,193	94,758
Total assets	$2,030,837	$1,930,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$319,896	$204,044
Floor plan notes payable—non-manufacturer affiliated	380,881	410,338
Current maturities of long-term debt	23,144	24,522
Accounts payable	63,951	72,432
Accrued liabilities	89,296	100,043
Liabilities associated with assets held for sale	3,887	26,847
Total current liabilities	881,055	838,226
LONG-TERM DEBT	454,010	472,427
DEFERRED INCOME TAXES	53,991	44,287
OTHER LONG-TERM LIABILITIES	29,948	28,094
COMMITMENTS AND CONTINGENCIES (Notes 18 and 19)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized 35,071,401 and 34,435,252 shares issued, including shares held in treasury, respectively	351	344
Additional paid-in capital	431,725	417,055
Retained earnings	196,393	148,986
Treasury stock, at cost; 1,536,706 and 1,586,587 shares held, respectively	(14,559)	(15,032)
Accumulated other comprehensive loss	(2,077)	(3,587)
Total shareholders’ equity	611,833	547,766
Total liabilities and shareholders’ equity	$2,030,837	$1,930,800

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
REVENUES:
New vehicle	$3,458,355	$3,305,671	$2,981,067
Used vehicle	1,458,498	1,328,545	1,161,823
Parts, service and collision repair	675,018	630,817	560,502
Finance and insurance, net	156,460	148,160	130,045
Total revenues	5,748,331	5,413,193	4,833,437
COST OF SALES:
New vehicle	3,213,764	3,077,095	2,767,627
Used vehicle	1,324,393	1,210,655	1,064,732
Parts, service and collision repair	332,313	310,697	271,990
Total cost of sales	4,870,470	4,598,447	4,104,349
GROSS PROFIT	877,861	814,746	729,088
OPERATING EXPENSES:
Selling, general and administrative	672,897	634,461	576,406
Depreciation and amortization	20,209	19,582	18,128
Income from operations	184,755	160,703	134,554
OTHER INCOME (EXPENSE):
Floor plan interest expense	(41,054)	(27,966)	(18,600)
Other interest expense	(44,185)	(40,841)	(39,053)
Interest income	5,112	966	744
Loss on extinguishment of long-term debt	(1,144)	—	—
Other income, net	4,216	223	690
Total other expense, net	(77,055)	(67,618)	(56,219)
Income before income taxes	107,700	93,085	78,335
INCOME TAX EXPENSE	40,546	34,852	29,199
INCOME FROM CONTINUING OPERATIONS	67,154	58,233	49,136
DISCONTINUED OPERATIONS, net of tax	(6,405)	2,848	937
NET INCOME	$60,749	$61,081	$50,073
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$2.02	$1.78	$1.51
Discontinued operations	(0.19)	0.09	0.03
Net income	$1.83	$1.87	$1.54
Diluted—
Continuing operations	$1.97	$1.77	$1.50
Discontinued operations	(0.19)	0.09	0.03
Net income	$1.78	$1.86	$1.53
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	33,187	32,691	32,502
Diluted	34,067	32,896	32,674

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balances, December 31, 2003	34,022,008	$340	$411,082	$37,832	(1,590,013)	$(15,064)	$635	$434,825
Comprehensive Income:
Net income	—	—	—	50,073	—	—	—	50,073
Change in fair value of cash flow swaps, net of $3,089 tax benefit	—	—	—	—	—	—	(5,212)	(5,212)
Comprehensive income								44,861
Issuance of common stock in connection with the exercise of stock options, including $95 tax benefit	141,751	2	1,955	—	—	—	—	1,957
Shared-based compensation	—	—	57	—	3,426	32	—	89
Balances, December 31, 2004	34,163,759	342	413,094	87,905	(1,586,587)	(15,032)	(4,577)	481,732
Comprehensive Income:
Net income	—	—	—	61,081	—	—	—	61,081
Change in fair value of cash flow swaps, net of $594 tax expense	—	—	—	—	—	—	990	990
Comprehensive income								62,071
Issuance of common stock in connection with the exercise of stock options, including $381 tax benefit	271,493	2	3,960	—	—	—	—	3,962
Share-based compensation	—	—	1	—	—	—	—	1
Balances, December 31, 2005	34,435,252	$344	417,055	148,986	(1,586,587)	(15,032)	(3,587)	547,766
Comprehensive Income:
Net income	—	—	—	60,749	—	—	—	60,749
Change in fair value of cash flow swaps, net of $659 tax expense	—	—	—	—	—	—	1,022	1,022
Amortization of expired cash flow swaps, net of $308 tax expense	—	—	—	—	—	—	488	488
Comprehensive income								62,259
Dividends	—	—	—	(13,342)	—	—	—	(13,342)
Issuance of common stock in connection with the exercise of stock options, including $2,117 tax benefit	636,149	7	9,715	—	49,881	473	—	10,195
Share-based compensation	—	—	4,955	—	—	—	—	4,955
Balances, December 31, 2006	35,071,401	$351	$431,725	$196,393	(1,536,706)	$(14,559)	$(2,077)	$611,833

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$60,749	$61,081	$50,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	20,209	19,582	18,128
Depreciation and amortization from discontinued operations	312	1,592	2,723
Stock-based compensation	4,955	1	89
Amortization of deferred financing fees	2,359	2,192	1,579
Change in allowance for doubtful accounts	(568)	(857)	(298)
(Gain) loss on sale of franchises	(4,144)	(637)	79
Change in deferred income taxes	8,721	(916)	13,903
Loss on extinguishment of long-term debt	1,144	—	—
Other adjustments	12,422	6,786	6,167
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(3,762)	(16,890)	(12,902)
Accounts receivable	(20,190)	(35,129)	(53,664)
Proceeds from the sale of accounts receivable	19,591	16,867	19,046
Inventories	(47,010)	56,541	(81,983)
Prepaid and other current assets	(36,733)	(35,869)	(38,376)
Floor plan notes payable—manufacturer affiliated	115,785	(139,781)	36,334
Accounts payable and accrued liabilities	(8,198)	25,775	16,894
Excess tax benefits from stock-based payment arrangements	(2,117)	—	—
Other long-term assets and liabilities	5,056	(795)	4,345
Net cash provided by (used in) operating activities	128,581	(40,457)	(17,863)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—internally financed	(30,307)	(36,123)	(45,881)
Capital expenditures—externally financed	(14,969)	(41,940)	(23,591)
Construction reimbursements associated with sale-leaseback agreements	3,383	14,630	10,138
Purchase of previously leased real estate	—	(44,701)	—
Acquisitions	—	(24,613)	(108,323)
Proceeds from the sale of assets	52,797	102,589	41,910
Other	(2,077)	(992)	502
Net cash provided by (used in) investing activities	8,827	(31,150)	(125,245)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-manufacturer affiliated	2,476,160	3,160,682	2,360,243
Floor plan repayments—non-manufacturer affiliated	(2,518,438)	(3,048,147)	(2,342,294)
Dividends	(13,342)	—	—
Proceeds from borrowings	987	24,531	21,606
Repayments of debt	(20,634)	(50,096)	(91,800)
Payment of debt issuance costs	(360)	(4,975)	—
Proceeds from the sale of assets associated with sale-leaseback agreements	—	15,132	114,873
Excess tax benefits from stock-based payment arrangements	2,117	—	—
Proceeds from the exercise of stock options, net	8,078	3,581	1,862
Net cash (used in) provided by financing activities	(65,432)	100,708	64,490
Net increase (decrease) in cash and cash equivalents	71,976	29,101	(78,618)
CASH AND CASH EQUIVALENTS, beginning of year	57,194	28,093	106,711
CASH AND CASH EQUIVALENTS, end of year	$129,170	$57,194	$28,093

See Note 17 for supplemental cash flow information

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

1.   DESCRIPTION OF BUSINESS

Asbury Automotive Group, Inc. is a national automotive retailer, operating 114 franchises (87 dealership locations) in 21 metropolitan markets as of December 31, 2006. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 23 collision repair centers that serve our markets.

Our retail network is currently organized into four regions and includes ten dealership groups, each marketed under different local brands: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas and our Spirit Honda dealership operating in Los Angeles, California), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri, our Gray Daniels dealerships operating in Jackson, Mississippi and our Northern California dealerships operating in Sacramento and Fresno, remain standalone operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed quarterly and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, reserves for self-insurance programs, reserves for certain legal proceedings, and reserves for estimated tax liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments that have an original maturity of three months or less at the date of purchase.

Contracts-In-Transit

Contracts-in-transit represent receivables from unrelated finance companies for the portion of the vehicle purchase price financed by customers through sources arranged by us.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or market. We use the specific identification method to value vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for new and used vehicles, we consider (i) the aging of new and used vehicles, (ii) loss histories of new and used vehicles, (iii) the timing of annual and model changeovers of new vehicles and (iv) current market conditions. Our new vehicle loss histories have indicated that our losses range between 1 to 5% of our new vehicle inventory that exceeded 300 days old. Additionally, we receive advertising and interest credit assistance from certain automobile manufacturers. In accordance with Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” manufacturer advertising credits that are reimbursements of costs associated with specific advertising programs are recognized as a reduction of advertising expense in the period they are earned. All other manufacturer advertising and interest credits are accounted for as purchase discounts and are recorded as a reduction of inventory and recognized in New Vehicle Cost of Sales in the accompanying Consolidated Statements of Income in the period the related inventory is sold.

Sale-Leaseback Transactions

We enter into definitive sale-leaseback agreements to finance the construction of new dealership facilities and upgrades to our existing facilities with unaffiliated third parties prior to the commencement of construction. The agreements include the rent capitalization rate and term of the lease among other customary conditions. During the construction period we capitalize the costs of construction in Prepaid and Other Current Assets on the accompanying Consolidated Balance Sheets. We record construction reimbursements during construction from unaffiliated third parties in Accrued Liabilities on the accompanying Consolidated Balance Sheets. Upon completion of construction, we reclassify all construction costs to Assets Held for Sale and any construction reimbursements to Liabilities Associated with Assets Held for Sale on the accompanying Consoldiated Balance sheets until receipt of the final reimbursement, which is typically within the quarter following the completion of construction. Upon receipt of the final reimbursment we remove the related assets and any related construction reimbursements from our Consolidated Balance Sheets and commence long-term operating leases with the unaffiliated third party.

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

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Other Intangible Assets

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that based on how we operate our business, allocate resources, and regularly review our financial data and operating results that we qualify as a single reporting unit for purposes of testing goodwill for impairment. We evaluate our operations and financial results in the aggregate by dealership. The dealership general managers are responsible for customer facing activities, including inventory management and advertising and personnel decisions; and have the flexibility to respond to local market conditions. The corporate management team, with input from the regional management teams, is responsible for infrastructure and general strategy decisions.

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

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All other intangible assets are deemed to have definite lives and are amortized on a straight-line basis over the life of the asset ranging from 3 to 15 years and are tested for impairment when circumstances indicate that the carrying value of the asset might be impaired.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, restricted investments, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying amounts of our accounts receivable, notes receivable, restricted investments, accounts payable, floor plan notes payable and interest rate swap agreements approximate fair value due either to length of maturity or existence of variable interest rates, which approximate market rates. As of December 31, 2006, our 9% Notes and our 8% Notes had a carrying value of $250.0 million and $182.4 million (excluding the effects of our fair value hedge), respectively, and a fair market value, based on current market prices, of $261.6 million and $185.2 million, respectively.

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

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Consolidated Statements of Income. We recognized minor ineffectiveness during the years ended December 31, 2006 and 2005, and no ineffectiveness during the year ended December 31, 2004.

Insurance

We are self insured for certain employee medical, workers compensation and general liability claims. We maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, general liability and garage liability claims. We maintain and review atleast monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers such as account administrators and actuaries to help us accumulate and assess this information.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue from the sale of new and used vehicles is recognized upon delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts, service and collision repair is recognized upon delivery of parts to the customer or at the time vehicle service or repair work is completed. Manufacturer incentives and rebates, including manufacturer holdbacks, floor plan interest assistance and certain advertising assistance, are recognized as a component of new vehicle cost of sales when earned, generally at the time the related vehicles are sold.

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

Share-Based Compensation

Effective January 2006, we adopted SFAS No. 123R “Share-Based Payment” under the modified prospective transition method and therefore we record share-based compensation expense under the fair value method on a straight-line basis over the vesting period. Accordingly, prior periods have not been restated. Prior to January 2006, including the years ended December 31, 2005 and 2004, we recorded share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  APB Opinion No. 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.

Advertising

We expense production and other costs of advertising as incurred and media when the advertising initially takes place, net of certain advertising credits and other discounts. Advertising expense from continuing operations totaled $49.0 million, $49.4 million and $48.2 million for the years ended December 31, 2006, 2005 and 2004, net of earned advertising credits and volume discounts of $7.7 million, $7.3 million and $6.2 million, respectively, and is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income.

Construction Period Rent

In accordance with FASB Staff Position FAS13-1 “Accounting for Rental Costs Incurred during a Construction Period,” beginning in January 2006, we began expensing all construction period rent as incurred. Prior to January 1, 2006, including the years ended December 31, 2005 and 2004, we capitalized rent associated with real estate under construction and, upon completion of the construction, we began amortizing the construction period rent over the remaining life of the lease.

Income Taxes

We use the liability method to account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2005, have been classified to Assets Held for Sale and Liabilities Associated with Assets Held for Sale, to the extent that they were held for sale at each balance sheet date. The accompanying Consolidated Statements of Income for the years ended December 31, 2005 and 2004 have been reclassified to reflect the results of franchises sold during 2006 or held for sale as of December 31, 2006 as if we had classified those franchises as discontinued operations during the respective fiscal years presented.

We include franchises as discontinued operations when it is evident that the operations and cash flows of a franchise being sold will be eliminated from our on-going operations and that we will not have any significant continuing involvement in its operations. We do not classify franchises as discontinued operations if we believe that the cash flows generated by the franchise will be replaced by expanded operations of the remaining franchises in the local market area.

Statements of Cash Flows

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer of a particular new vehicle is classified as an operating activity on the Consolidated Statements of Cash Flows.

In November 2006, General Motors sold 51% of their financing subsidiary General Motors Acceptance Corporation (“GMAC”) to an investment consortium led by Cerberus FIM Investors, LLC. Prior to this transaction, the net change in floor plan notes payable to GMAC was classified as an operating activity on the accompanying Consolidated Statements of Cash Flows as borrowings and repayments of floor plan notes payable at our General Motors dealerships were with a manufacturer affiliated lender. Floor plan notes payable related to vehicles financed prior to this change in control will continue to be classified as Floorplan notes payable—manufacturer affiliated on the accompanying Consolidated Balance Sheets, with subsequent repayments classified as an operating activity, since these GMAC borrowings occurred while General Motors had control of GMAC. Following the sale of GMAC, GM no longer has a majority ownership of or controls GMAC, and therefore, beginning in December 2006, floor plan notes payable related to vehicles financed after this change in control are classified as Floorplan notes payable—non-manufacturer affiliated on the accompanying Consolidated Balance Sheets, with the related borrowings and repayments presented separately as financing activities on the accompanying Consoldiated Statements of Cash Flows.

Loaner vehicle activity accounts for a significant portion of Prepaid and Other Current Assets on the accompanying Consolidated Statements of Cash Flows. We acquire loaner vehicles through borrowings

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

with manufacturer affiliated lenders. Therefore we classify the acquisition of loaner vehicles and the related borrowings as an operating activity in Prepaid and Other Current Assets in the accompanying Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Consolidated Statements of Cash Flows. The cash outflow to repay loaner vehicle loans are reflected in Prepaid and Other Current Assets and the cash inflow upon the sale of a loaner vehicle is reflected in Inventory on the accompanying Consolidated Statements of Cash Flows. Therefore, the net impact of loaner vehicle activity on the accompanying Consolidated Statements of Cash Flows is a cash outflow in Prepaid and Other Current Assets and a cash inflow in Inventory.

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

Externally financed capital expenditures include all expenditures that we have financed or sold during the reporting period or intend to finance or sell in future reporting periods through sale-leaseback transactions or mortgage financing. Internally financed capital expenditures include all capital expenditures not included in externally financed capital expenditures.

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

For the year ended December 31, 2006, Honda, Nissan, Mercedes-Benz, Toyota, BMW, Lexus, Acura, and Ford accounted for 21%, 12%, 9%, 8%, 6%, 6%, 5% and 5% of our new vehicle retail revenue, respectively. No other franchise accounted for more than 5% of our total new vehicle retail revenues in 2006, except for Navistar (6%), which was a result of significant demand for new heavy trucks during 2006 due to changes in emission laws effective in January 2007.

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

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the year ending December 31, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements and disclosures.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.

3.   ACQUISITIONS

We did not acquire any franchises during the year ended December 31, 2006. During the year ended December 31, 2005, we acquired three franchises (one dealership location) in exchange for (i) $9.3 million of cash, (ii) $15.3 million from borrowings under our floor plan facilities, (iii) two of our franchises valued at $1.5 million, and (iv) $0.7 million of future payments. During the year ended December 31, 2004, we

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

3.   ACQUISITIONS (Continued)

acquired seven franchises (seven dealership locations) for (i) $75.8 million of cash, (ii) $32.5 million funded through borrowings under our floor plan facilities and (iii) the remaining $2.6 million representing the fair value of future payments.

The allocation of purchase price for acquisitions is as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Inventory	$—	$17,156	$36,162
Fixed assets	—	344	4,048
Other assets	—	1	2,367
Goodwill	—	6,621	53,180
Franchise rights	—	2,629	15,428
Other liabilities	—	—	(280)
Total purchase price	$—	$26,751	$110,905

4.   ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable

We have agreements to sell certain of our trade receivables, without recourse as to credit risk, in an amount not to exceed $25.0 million per year. The receivables are sold at a discount, which is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income. The discounts totaled $0.5 million, $0.4 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. During the years ended December 31, 2006, 2005 and 2004, $20.1 million, $17.3 million and $19.5 million of receivables, respectively, were sold under these agreements and were reflected as reductions of trade accounts receivable.

Notes Receivable—Finance Contracts

Notes receivable resulting from the issuance of finance contracts in connection with the sale of new and used vehicles is included in Prepaid and Other Current Assets and Other Long-term Assets on the accompanying Consolidated Balance Sheets. Notes receivable have initial terms ranging from 12 to 60 months bearing interest at rates ranging from 6% to 29% and are collateralized by the related vehicles. Notes receivable from finance contracts consists of the following:

	As of December 31,
	2006	2005
	(In thousands)
Notes receivable—finance contracts, current	$8,189	$10,932
Notes receivable—finance contracts, long-term	12,875	16,312
Less—Allowance for credit losses	(3,119)	(3,535)
Total notes receivable—finance contracts, net	17,945	23,709
Notes receivable—finance contracts, current, net	(6,195)	(8,898)
Notes receivable—finance contracts, long-term, net	$11,750	$14,811

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

4.   ACCOUNTS AND NOTES RECEIVABLE (Continued)

Contractual maturities of gross notes receivable-finance contracts as of December 31, 2006 are as follows (in thousands):

2007	$8,189
2008	6,328
2009	4,440
2010	1,976
2011	131
$21,064

5.   INVENTORIES

Inventories consist of the following:

	As of December 31,
	2006	2005
	(In thousands)
New vehicles	$616,275	$556,141
Used vehicles	115,927	111,000
Parts and accessories	43,111	42,650
Total inventories	$775,313	$709,791

The lower of cost or market reserves reduced total inventory cost by $4.8 million and $4.3 million as of December 31, 2006 and 2005, respectively. In addition to the inventories shown above, we have $4.8 million and $18.9 million of inventory as of December 31, 2006 and 2005, respectively, classified as Assets Held for Sale on the accompanying Consolidated Balance Sheets as they are associated with franchises held for sale. As of December 31, 2006 and 2005, advertising and interest credits from automobile manufacturers reduced new vehicle inventory cost by $5.4 million and $5.2 million, respectively; and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2006, 2005 and 2004, by $35.9 million, $34.1 million and $30.5 million, respectively.

6.   PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	As of December 31,
	2006	2005
	(In thousands)
Service loaner vehicles	$32,198	$27,011
Notes receivable—finance contracts, current, net	6,195	8,898
Ongoing sale-leaseback construction	4,380	2,889
Prepaid federal income taxes	4,462	7,743
Other	7,864	10,878
Total prepaid and other current assets	$55,099	$57,419

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

7.   ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, and (ii) costs of completed construction projects and related reimbursements during the construction period associated with pending sale-leaseback transactions.

Assets and liabilities associated with discontinued operations include two franchises (two dealership locations) in Arkansas as of December 31, 2006. As of December 31, 2005, assets and liabilities associated with discontinued operations included the two remaining franchises (two dealership locations) in Oregon and two franchises (two dealership locations) in Southern California. During the year ended December 31, 2006, we sold or closed twelve franchises (seven dealership locations) including all four franchises (four dealership locations) that had been held for sale as of December 31, 2005. Assets associated with discontinued operations totaled $5.1 million and $28.0 million, and liabilities associated with discontinued operations totaled $3.9 million and $16.8 million as of December 31, 2006 and December 31, 2005, respectively.

Assets associated with pending sale-leaseback transactions as of December 31, 2006 include two completed construction projects totaling $9.7 million. As of December 31, 2006, we had not received any reimbursements associated with these sale-leaseback transactions. We expect to expect to receive final reimbursement in the first quarter of 2007. Assets associated with sale-leaseback transactions as of December 31, 2005 include $11.9 million of costs associated with two completed projects. As of December 31, 2005, Liabilities Associated with Assets Held for Sale included $10.1 million of reimbursements associated with the two completed construction projects. During the year ended December 31, 2006, we incurred $1.6 million of additional construction costs associated with the completion of these two sale-leaseback transactions resulting in (i) the sale of $13.5 million of assets; (ii) the receipt of the remaining $3.4 million reimbursement and (iii) the commencement of long-term operating leases for the assets sold.

Assets held for sale include real estate not currently used in our operations totaling $11.1 million and $11.6 million as of December 31, 2006 and 2005, respectively.

A summary of assets held for sale and liabilities associated with assets held for sale are as follows:

	As of December 31,
	2006	2005
	(In thousands)
Assets:
Inventories	$4,808	$18,940
Property and equipment, net	21,139	32,558
Total assets	25,947	51,498
Liabilities:
Floor plan notes payable	3,887	16,775
Other liabilities	—	10,072
Total liabilities	3,887	26,847
Net assets held for sale	$22,060	$24,651

Included in Prepaid and Other Current Assets on the accompanying Consolidated Balance Sheets are costs associated with construction projects, which we intend to sell through sale-leaseback transactions but

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

7.   ASSETS AND LIABILITIES HELD FOR SALE (Continued)

have not been completed and therefore are not available for sale. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either reimbursing us for the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the cost of the construction during the construction period and record a corresponding liability equal to the amount of the reimbursed funds. Upon completion of the construction and receipt of the final reimbursement we remove the cost of construction and the related liability from our Consolidated Balance Sheets and commence the related long-term operating leases. The book value of assets associated with construction projects that have not been completed as of December 31, 2006 and December 31, 2005 totaled $4.4 million and $2.9 million, respectively. As of December 31, 2006 and December 31, 2005, there were no liabilities associated with these construction projects.

8.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
	2006	2005
	(In thousands)
Land	$41,955	$37,713
Buildings and leasehold improvements	141,041	131,716
Machinery and equipment	64,823	59,598
Furniture and fixtures	30,632	28,457
Company vehicles	9,276	9,396
Total	287,727	266,880
Less—Accumulated depreciation	(85,143)	(73,423)
Property and equipment, net	$202,584	$193,457

During the years ended December 31, 2006, 2005, and 2004 we capitalized $0.6 million, $0.8 million and $1.4 million, respectively, of interest in connection with various capital projects to upgrade and remodel our facilities. Depreciation expense from continuing operations was $20.2 million, $19.6 million and $18.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We had two real estate mortgage notes payable outstanding totaling $26.8 million as of December 31, 2006 and 2005. These obligations mature in 2011 and are collateralized by the related real estate with a carrying value of $40.4 million and $39.2 million as of December 31, 2006 and 2005, respectively.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

9.   GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

Balance as of December 31, 2004	$461,650
Acquisitions	6,621
Divestitures	(11,637)
Other	771
Balance as of December 31, 2005	457,405
Divestitures	(9,279)
Other	(130)
Balance as of December 31, 2006	$447,996

Upon completion of our goodwill impairment test on October 1, 2006, the fair value of our tangible and intangible assets exceeded the carrying value of our goodwill and therefore we did not record an impairment of goodwill. Upon completion of our franchise rights impairment test on October 1, 2006, the fair value of each of our dealerships’ tangible and intangible assets exceeded the carrying value of each of the dealerships’ manufacturer franchise rights, and therefore we did not record an impairment of our manufacturer franchise rights.

The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each franchise. Manufacturer franchise rights are included in Other Long-term Assets on the accompanying Consolidated Balance Sheets. The changes in the carrying amount of manufacturer franchise rights for the years ended December 31, 2006 and 2005 are as follows (in thousands):

Balance as of December 31, 2004	$42,013
Acquisitions	2,629
Divestitures	(1,536)
Other	(1,303)
Balance as of December 31, 2005	41,803
Divestitures	(500)
Other	(1,785)
Balance as of December 31, 2006	$39,518

10.   OTHER LONG-TERM ASSETS

	As of December 31,
	2006	2005
	(In thousands)
Manufacturer franchise rights	$39,518	$41,803
Notes receivable-finance contracts, long-term, net	11,750	14,811
Deferred financing costs	14,204	16,659
Restricted investments, net of current portion	7,270	4,247
Other	14,451	17,238
Total other long-term assets	$87,193	$94,758

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

11.   FLOOR PLAN NOTES PAYABLE

In March 2005, we entered into a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A. and 17 other financial institutions (the “Syndicate”) which initially provided us with $650.0 million of borrowing capacity for the purchase of new and used inventory for our non Ford, Lincoln, Mercury, Mazda, Volvo and Land Rover dealerships (“Ford Trustmark”) and non-General Motors dealerships (the “Syndicated Floor Plan Facility”) as of December 31, 2005. In addition, Ford Motor Credit Corporation (“FMCC”) and GMAC provided us with $150.0 million and $100.0 million of borrowing capacity for the purchase of new vehicle inventory for our Ford Trustmark and General Motors dealerships, respectively.

In March 2006, we amended our Committed Credit Facility to (i) include DaimlerChrysler Financial Services (“DCFS”) as a lender and (ii) reduce the floor plan borrowing capacity of our Committed Credit Facility from $650.0 million to $425.0 million. In addition, in March 2006, DCFS has agreed to provide a maximum of $120.0 million of floor plan financing outside of the Committed Credit Facility to finance inventory purchases at our Mercedes-Benz, Chrysler, Dodge and Jeep dealerships (“DaimlerChrysler Dealerships”). Collectively we referred to these four facilities as our “Floor Plan Facilities.”  In total, these commitments give us $795.0 million of floor plan borrowing capacity. In addition, we have total availability of $56.0 million under ancillary floor plan facilities with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia.

We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “Floor plan notes payable—manufacturer affiliated” and all other floor plan notes payable “Floor plan notes payable—non-manufacturer affiliated.”

In November 2006, General Motors sold 51% of their financing subsidiary General Motors Acceptance Corporation (“GMAC”) to an investment consortium led by Cerberus FIM Investors, LLC. Prior to this transaction, floor plan notes payable to GMAC were classified as Floor plan notes payable—manufacturer affiliated on the accompanying Consolidated Balance Sheets as these amounts were payable to a manufacturer affiliated lender. Floor plan notes payable related to vehicles financed prior to this change in control will continue to be classified as Floorplan notes payable—manufacturer affiliated on the accompanying Consolidated Balance Sheets. Following the sale of GMAC, General Motors no longer has a majority ownership of or controls GMAC and therefore beginning in December 2006, floor plan notes payable related to vehicles financed after this change in control are classified as Floorplan notes payable—non-manufacturer affiliated on the accompanying Consolidated Balance Sheets.

We are required to make monthly interest payments on the amount financed, but generally we are not required to repay the principal prior to the sale of the vehicle. Amounts borrowed under the Syndicated Floor Plan Facility are secured by the guarantees of each of our subsidiaries, other than those subsidiaries engaged in the sale of new motor vehicles manufactured by Toyota or Lexus (the “Toyota/Lexus Floor Plan Borrowers”). In addition, amounts borrowed under the Syndicated Floor Plan Facility are secured by certain of our tangible and intangible assets of our non-DaimlerChrysler, non-Ford Trustmark, non-General Motors and non-Toyota/Lexus subsidiaries, and participating subsidiary dealers grant a blanket lien on all the assets of such subsidiaries, including a security interest in the financed vehicles as well as the related sales proceeds. Floor plan loans made to the Toyota/Lexus Floor Plan Borrowers are cross-collateralized by the motor vehicle inventory of these entities, with each Toyota/Lexus Floor Plan Borrower additionally securing its respective borrowings with its assets. Amounts borrowed under the DCFS, FMCC and GMAC facilities are separately secured by certain of our tangible and intangible assets of our DaimlerChrysler, Ford Trustmark and General Motors dealerships, respectively, and participating

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

11.   FLOOR PLAN NOTES PAYABLE (Continued)

subsidiary dealers grant a blanket lien on all the assets of such subsidiaries, including a security interest in the financed vehicles as well as the related sales proceeds. The terms of our Floor Plan Facilities impose upon us and our subsidiaries certain financial covenants. As of December 31, 2006, we were in compliance with these financial covenants.

In connection with the amendment to our Committed Credit Facility in March 2006, we extended the maturity from March 2008 to March 2009. All future extensions must be approved by the Syndicate. We believe such approval would be obtained. The DCFS, FMCC and GMAC facilities have no stated termination date. Borrowings from DCFS, the Syndicated Floor Plan Facility and the GMAC facility accrue interest based on LIBOR and borrowings from FMCC accrue interest based on the Prime Rate. An event of default on the working capital borrowing capacity (the “Revolver”) portion of the Committed Credit Facility would constitute an event of default under the Syndicated Floor Plan Facility, but only after a 60-day standstill period. The weighted average interest rate on our floor plan notes payable from continuing operations was 6.4% and 4.9% for the years ended December 31, 2006 and 2005, respectively.

Also in connection with the amendment to our Committed Credit Facility in March 2006, we repaid the $85.4 million of floor plan notes payable—non-manufacturer affiliated at our DaimlerChrysler Dealerships with borrowings from DCFS, a manufacturer affiliated lender. As a result, floor plan notes payable at our DaimlerChrysler Dealerships are included in Floor plan notes payable—manufacturer affiliated on the accompanying Consolidated Balance Sheets as of December 31, 2006. Floor plan notes payable at our DaimlerChrysler Dealerships totaled $117.0 million and $95.4 million as of December 31, 2006 and December 31, 2005, respectively. In addition, during the year ended December 31, 2006, our Floor plan repayments—non-manufacturer affiliated and Floor plan notes payable—manufacturer affiliated each increased by $85.4 million on the accompanying Consolidated Statements of Cash Flows.

As of December 31, 2006 and 2005, we had $704.7 million and $631.2 million of floor plan notes payable outstanding, respectively, including $3.9 million and $16.8 million classified as Liabilities Associated with Assets Held for Sale.

12.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2006	2005
	(In thousands)
Accrued compensation	$29,905	$28,481
Taxes payable (non income tax)	16,722	16,491
Derivative obligation	—	13,965
Accrued finance and insurance chargebacks	9,276	8,675
Accrued interest	9,016	8,972
Accrued insurance	6,916	5,502
Accrued advertising and promotions	3,186	3,656
Customer deposits	1,410	1,459
Other accrued liabilities	12,865	12,842
Accrued liabilities	$89,296	$100,043

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

13.   LONG-TERM DEBT

Long-term debt consists of the following:

	As of December 31,
	2006	2005
	(In thousands)
9% Senior Subordinated Notes due 2012	$250,000	$250,000
8% Senior Subordinated Notes due 2014 ($182.4 and $200.0 million face value, respectively, net of hedging activity of $7,848 and $8,028, respectively)	174,582	191,972
Mortgage notes payable bearing interest at fixed and variable rates (the weighted average interest rates were 6.6% and 6.4% for years ended December 31, 2006 and 2005, respectively)	26,837	26,764
Notes payable to financing institutions collateralized by service loaner vehicles bearing interest at variable rates (the weighted average interest rates were 7.3% and 5.5% for the years ended December 31, 2006 and 2005, respectively), maturing at various dates during 2007	21,279	21,676
Capital lease obligations	3,552	4,548
Other notes payable	904	1,989
	477,154	496,949
Less: current portion	(23,144)	(24,522)
Long-term debt	$454,010	$472,427

The aggregate maturities of long-term debt as of December 31, 2006, are as follows (in thousands):

2007	$23,144
2008	1,714
2009	1,433
2010	1,307
2011	22,709
Thereafter	434,695	*
	$485,002	*

*                    Does not include $7,848 of fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014

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

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

13.   LONG-TERM DEBT (Continued)

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

Our 8% Notes are guaranteed by all of our current subsidiaries, other than our current Toyota and Lexus dealership subsidiaries. We have also agreed to have all of our future subsidiaries, other than our future Toyota and Lexus subsidiaries, become guarantors upon their formation or acquisition. The notes and the subsidiary guarantees rank behind all of our and the subsidiary guarantors’ current and future indebtedness, other than trade payables, except any future indebtedness that expressly provides that it ranks equally with, or is subordinated in right of payment to, the notes and subsidiary guarantees. The notes rank equally with all of our and our subsidiary guarantors’ existing and future senior subordinated indebtedness, including our 9% Notes and our subsidiaries’ guarantees thereof, except for guarantees of our 9% Notes by our present and future Toyota and Lexus dealership subsidiaries, which do not and will not be required to guarantee our 8% Notes, except under certain circumstances. The notes are effectively subordinated to all existing and future indebtedness and liabilities of our current and future Toyota and Lexus dealership subsidiaries. The terms of our 8% Notes, in certain circumstances, restrict our ability, among other things, to incur additional indebtedness and sell assets.

During the year ended December 31, 2006, we repurchased $17.6 million of our 8% Notes resulting in a net loss of $1.1 million. Included in the $1.1 million total loss was $0.8 million associated with a pro rata write-off of the unamortized value of our terminated fair value swap and $0.4 million of a pro rata write-off of the unamortized debt issuance costs associated with the 8% Notes, offset by a net $0.1 million market discount on the 8% Notes. This transaction will reduce our other interest expense annually by $1.4 million.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

13.   LONG-TERM DEBT (Continued)

Our board of directors authorized us to repurchase up to an additional $22.4 million of our senior subordinated notes, which we may do depending on market conditions.

Credit Facility—

In March 2005, we entered into our Committed Credit Facility with the Lenders. Concurrently with entering into the Committed Credit Facility we terminated our First Amended and Restated Credit Agreement with FMCC, GMAC and DCFS. The Committed Credit Facility initially provided $150.0 million of working capital borrowing capacity (the “Revolver”). The Committed Credit Facility has a 3-year maturity, but provides for an indefinite series of one-year extensions at our request, if approved by the Lenders. We believe such approval would be obtained.

In March 2006, we amended our Committed Credit Facility to reduce the amount of the Revolver provided by the Committed Credit Facility from $150.0 million to $125.0 million. During the year ended December 31, 2006, we did not make any borrowings from the Revolver. In connection with the amendment to our Committed Credit Facility in March 2006, we extended its maturity from March 2008 to March 2009. All future extensions must be approved by the Syndicate. We believe such approval would be obtained.

Amounts borrowed under the Committed Credit Facility are secured by certain of our tangible and intangible assets and the guarantees of each of our subsidiaries, other than Toyota/Lexus Floor Plan Borrowers.

The terms of the Committed Credit Facility require us on an ongoing basis to meet certain financial ratios, as defined in our Committed Credit Facility, including a Current Ratio of at least 1.2 to 1, a Fixed Charge Coverage Ratio of not less than 1.2 to 1, a Total Leverage Ratio of not greater than 4.5 to 1, and an Adjusted Net Worth of not less than $350.0 million. It also includes customary conditions with respect to incurring new indebtedness and places limitations on our ability to pay cash dividends and repurchase shares of our common stock.

The Committed Credit Facility also contains customary events of default, including change of control, non-payment of obligations and cross-defaults to our other indebtedness. Payments under the Committed Credit Facility may be accelerated upon the occurrence of an event of default that is not otherwise waived or cured, subject to certain provisions. As of December 31, 2006, we were in compliance with all of the covenants of the Committed Credit Facility.

Borrowing under the Revolver will accrue interest based on LIBOR.

Mortgage Notes Payable—

As of December 31, 2006, we had two real estate mortgage notes payable outstanding. These obligations are collateralized by the related real estate with a carrying value of $40.4 million as of December 31, 2006, and mature in 2011. The terms of our mortgage notes payable require us on an ongoing basis to meet certain financial ratios and covenants. As of December 31, 2006, we were in compliance with financial ratios and other ongoing covenants required by the terms of our mortgage notes payable.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

14.   FINANCIAL INSTRUMENTS

In November 2006, we entered into an interest rate swap agreement with a notional principal amount of $150.0 million as a hedge against the changes in interest rates of our variable rate floor plan notes payable for a period of two years beginning in November 2006. The swap agreement was designated and qualifies as a cash flow hedge of future changes in interest rates of our variable rate floor plan notes payable and is not expected to contain any ineffectiveness. As of December 31, 2006, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet.

Three of our interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Consolidated Balance Sheet as of December 31, 2006, was $3.4 million ($2.1 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Consolidated Statements of Income. Amortization of these terminated cash flow swaps will total $0.9 million for the year ended December 31, 2007. In addition, included as a reduction to our 8% Notes as of December 31, 2006, was $7.8 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Consolidated Statements of Income. Amortization of this terminated fair value swap will total $1.1 million for the year ended December 31, 2007.

We have an interest rate swap with a current notional principal amount of $14.1 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. Under the terms of the swap agreement, we make payments based on a fixed rate of 6.08% and receive a variable rate cash flows based on one-month LIBOR. As of December 31, 2006 and 2005, the swap agreement had a fair value of $0.3 million, which was included in Other Long-Term Assets on the accompanying Consolidated Balance Sheets.

15.   INCOME TAXES

The components of our income tax provisions from continuing operations are as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Current:
Federal	$31,182	$33,974	$14,404
State	2,166	1,794	892
Subtotal	33,348	35,768	15,296
Deferred:
Federal	6,029	(2,162)	12,378
State	1,169	1,246	1,525
Subtotal	7,198	(916)	13,903
Total	$40,546	$34,852	$29,199

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

15.   INCOME TAXES (Continued)

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Provision at the statutory rate	$37,695	$32,580	$27,417
Increase (decrease) resulting from:
State income tax, net	2,168	1,976	1,571
Non deductible secondary offering expenses	376	—	—
Book goodwill in excess of tax associated with divestitures	75	—	—
Gains on corporate owned life insurance policies	(151)	—	—
Other	383	296	211
Provision for income taxes	$40,546	$34,852	$29,199

The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2006	2005
	(In thousands)
Reserves and accruals	$21,767	$16,466
Net operating loss and alternative minimum tax credit carryforwards	1,229	357
Tax benefit of capital loss carryback	—	7,442
Intangible amortization	(44,239)	(34,616)
Depreciation	(18,783)	(15,907)
Hedging activity	1,225	2,153
Valuation allowance	(1,229)	(357)
Net deferred tax liability	$(40,030)	$(24,462)

	December 31,
	2006	2005
	(In thousands)
Balance sheet classification:
Deferred tax assets:
Current	$15,313	$19,825
Long term	10,302	7,652
Deferred tax liabilities:
Current	(1,352)	—
Long term	(64,293)	(51,939)
Net deferred tax liability	$(40,030)	$(24,462)

We have state net operating loss (“NOL”) carryforwards of $31.6 million that are attributable to certain of our “C” corporation subsidiaries. The state NOL carryforwards begin to expire in 2009. Pursuant to our accounting policy, a valuation allowance was recorded on these carryforwards.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

16.   DISCONTINUED OPERATIONS AND DIVESTITURES

During the year ended December 31, 2006, we placed eight franchises (four dealership locations) into discontinued operations and sold or closed twelve franchises (seven dealership locations), of which four franchises (four dealership locations) were placed into discontinued operations in 2005, and two franchises (one dealership location) were not placed into discontinued operations because we believe the cash flows will be replaced by existing operations. As of December 31, 2006, two franchises (two dealership locations) were pending disposition. The accompanying Consolidated Statements of Income for the years ended December 31, 2005 and 2004 have been reclassified to reflect the status of our discontinued operations as of December 31, 2006. The following table provides further information regarding our discontinued operations as of December 31, 2006, and includes the results of businesses sold prior to December 31, 2006, and businesses pending disposition as of December 31, 2006:

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005			For the Year Ended December 31, 2004
	Sold	Pending Disposition	Total	Sold(c)	Pending Disposition (a)	Total	Sold(b)	Pending Disposition (a)	Total
	(Dollars in thousands)
Franchises:
Mid-line Domestic	6	—	6	13	—	13	17	—	17
Mid-line Import	2	—	2	3	—	3	9	—	9
Value	1	2	3	2	2	4	5	2	7
Luxury	1	—	1	2	—	2	3	—	3
Total	10	2	12	20	2	22	34	2	36
Revenues	$70,000	$44,812	$114,812	$411,682	$49,344	$461,026	$631,375	$54,937	$686,312
Cost of sales	57,517	39,428	96,945	347,032	42,340	389,372	530,991	46,267	577,258
Gross profit	12,483	5,384	17,867	64,650	7,004	71,654	100,384	8,670	109,054
Operating expenses	20,351	5,388	25,739	69,720	6,283	76,003	96,271	6,092	102,363
Income (loss) from operations	(7,868)	(4)	(7,872)	(5,070)	721	(4,349)	4,113	2,578	6,691
Other expense, net	(2,834)	(419)	(3,253)	(4,634)	(451)	(5,085)	(3,822)	(373)	(4,195)
Gain/(loss) on disposition of discontinued operations	1,508	—	1,508	637	—	637	(79)	—	(79)
Income (loss) before income taxes	(9,194)	(423)	(9,617)	(9,067)	270	(8,797)	212	2,205	2,417
Income tax benefit (expense)	3,054	158	3,212	11,746 (d)	(101)	11,645	(653)	(827)	(1,480)
Discontinued operations, net of tax	$(6,140)	$(265)	$(6,405)	$2,679	$169	$2,848	$(441)	$1,378	$937

(a)                 Franchises placed into discontinued operations in 2006, pending disposition as of December 31, 2006 and were sold in the first quarter of 2007

(b)                Franchises were sold between January 1, 2004 and December 31, 2006

(c)                 Franchises were sold between January 1, 2005 and December 31, 2006

(d)                Includes an $8.8 million tax benefit from the sale of an Oregon business

17.   SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended December 31, 2006, 2005 and 2004, we made interest payments, net of amounts capitalized, totaling $73.3 million, $75.9 million and $61.7 million, respectively. During the years ended December 31, 2006, 2005 and 2004, we received $0.5 million, $4.9 million and $4.9 million, respectively, of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Notes.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

17.   SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

During the years ended December 31, 2006, 2005 and 2004, we made income tax payments totaling $24.9 million, $25.5 million and $24.2 million, respectively.

During the years ended December 31, 2006, 2005 and 2004, we entered into capital leases totaling $0.1 million, $1.3 million and $1.1 million, respectively.

During the years ended December 31, 2006, 2005 and 2004, we transferred loaner vehicles totaling $29.6 million, $25.8 million, $23.4 million, respectively from Prepaid and Other Current Assets to Inventory on the accompanying Consolidated Balance Sheets.

18.   LEASE OBLIGATIONS

We lease various facilities, real estate and equipment under long-term operating lease agreements. In instances where we entered into leases in which the rent escalates at fixed rates over time, we record the rent expense on a straight-line basis over the life of the lease. Rent expense from continuing operations totaled $53.5 million, $47.1 million and $37.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

During the year ended December 31, 2006, we completed two sale-leaseback transactions resulting in the sale of $13.5 million of assets to a third party and the commencement of long-term operating leases with the buyer. In addition, we had $9.7 million of completed construction projects associated with pending sale-leaseback transactions and $4.4 million of ongoing construction projects, which were included in Assets Held for Sale and Other Current Assets, respectively, on our Consolidated Balance Sheet as of December 31, 2006. We expect to complete these construction projects and receive the final reimbursement in 2007.

Future minimum payments under long-term, non-cancelable leases as of December 31, 2006, are as follows:

	Operating	Capital	Total
	(In thousands)
2007	$59,383	$821	$60,204
2008	57,689	612	58,301
2009	53,502	411	53,913
2010	51,156	324	51,480
2011	50,537	285	50,822
Thereafter	329,442	3,635	333,077
Total minimum lease payments	$601,709	6,088	$607,797
Less: amount representing interest		(2,536)
Present value of net minimum lease payments		3,552
Less: current portion		(522)
Total long-term capital lease obligation		$3,030

19.   COMMITMENTS AND CONTINGENCIES

A significant portion of our vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States of America. As a result, our operations are

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

19.   COMMITMENTS AND CONTINGENCIES (Continued)

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

20.   RELATED PARTY TRANSACTIONS

Certain of our directors, shareholders and their affiliates, and regional management, have engaged in transactions with us. These transactions primarily relate to long-term operating leases of our facilities. We believe that these transactions and our other related party transactions involve terms comparable to what would be obtained from unaffiliated third parties.

For the years ended December 31, 2006, 2005 and 2004, we made lease payments totaling $7.6 million, $13.4 million and $13.5 million, respectively, to entities controlled by our directors, shareholders or employees.

During each of the years ended December 31, 2006, 2005 and 2004, we paid $0.1 million in legal fees to a law firm in which one of our directors is of counsel.

In 2006, we sold four vehicles to members of our board of directors and/or their immediate family for a total of $0.3 million. In 2005, we sold thirteen vehicles to members of our board of directors and/or their

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

20.   RELATED PARTY TRANSACTIONS (Continued)

immediate family for a total of $0.6 million. In 2004, we sold two vehicles to members of our board of directors for a total of $0.2 million.

In October 2006, we paid $0.8 million in connection with an agreement with an automotive manufacturer to close a dealership in one of our market areas in which a former member of our board of directors had a partial ownership interest. This member resigned from our board of directors effective July 12, 2006.

In 2006, we purchased land from one of our regional executives for $1.3 million. We intend to use this land to construct a new facility for one of our existing dealerships.

In 2004, we sold one dealership facility (three franchises) to a member of our board of directors for $7.4 million. After the allocation of $3.7 million of goodwill, the book value approximated the selling price of the franchises sold. In 2005, we repaid this member of our board of directors $0.3 million as final settlement of the sale of this transaction. This member resigned from our board of directors effective July 12, 2006.

21.   SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

We have established two share-based compensation plans (the “Plans”) under which we have granted non-qualified stock options, performance share units and restricted share units to our directors, officers and employees at fair market value on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire ten years from the date of grant. Performance share units generally vest after two to three years from the date of grant and provide the holder the opportunity to receive additional shares of common stock if certain performance criteria are achieved. The actual number of shares earned by a holder of performance share units may range from 0% to 180% of the target number of shares to be granted to the holder, depending on the achievement of certain performance criteria over a defined period of time. Restricted share units vest ratably over two to three years from the date of grant and have voting and dividends rights prior to vesting. We have granted a total of 4,310,954 non-qualified stock options and 376,500 performance share units to certain of our key employees and officers and 38,342 restricted share units to members of our board of directors. As of December 31, 2006, there were 1,528,179 non-qualified stock options, 374,500 performance share units and 29,728 restricted share units outstanding. In addition, there were approximately 2,229,000 share-based awards available for grant under our share-based compensation plans as of December 31, 2006. We expect to continue to issue performance share units and restricted share units in lieu of non-qualified stock options.

Effective January 2006, we adopted SFAS No. 123R under the modified prospective transition method. As a result we have recorded share-based compensation expense for the year ended December 31, 2006, under the fair value method. Prior to January 2006, including the years ended December 31, 2005 and 2004, we accounted for share-based awards under the intrinsic value method in accordance with APB Opinion No. 25 and therefore recorded an immaterial amount of share-based compensation expense. During the year ended December 31, 2006, the adoption of SFAS No. 123R resulted in incremental share-based compensation expense of $2.6 million (excluding $2.4 million associated with our decision to issue performance share units and restricted share units). The incremental share-based compensation expense decreased income before income taxes by $2.6 million, net income by $1.6 million and basic and diluted earnings per common share by $0.05 per diluted share. Net cash provided by operating activities decreased

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(December 31, 2006, 2005 and 2004)

21.   SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

and net cash used in financing activities decreased by $2.1 million related to excess tax benefits from share-based payment arrangements.

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

We recorded $5.0 million in compensation expense and an associated tax benefit of $1.9 million for the year ended December 31, 2006. We did not recognize any material share-based compensation expense during the years ended December 31, 2005 and 2004. As of December 31, 2006, there was $8.0 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the Plans. That cost is expected to be recognized over a weighted average period of less than a year. The following table illustrates the effect on net income and net income per share had our share-based awards been recorded using the fair value method of SFAS No. 123R for the years ended December 31, 2005 and 2004:

	For the Years Ended December 31,
(In thousands, except per share data)	2005	2004
Net income	$61,081	$50,073
Adjustments to net income:
Share-based compensation expense included in net income, net of tax	1	57
Pro forma share-based compensation expense, net of tax	(2,224)	(4,277)
Pro forma net income	$58,858	$45,853
Net income per common share—basic (as reported)	$1.87	$1.54
Net income per common share—diluted (as reported)	$1.86	$1.53
Pro forma net income per common share—basic	$1.80	$1.41
Pro forma net income per common share—diluted	$1.79	$1.40

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

21.   SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

A summary of options outstanding and exercisable under the Plans as of December 31, 2006, changes during the year then ended and changes during the years ended December 31, 2005 and 2004 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding—December 31, 2003	2,798,397	$15.02
Granted	1,162,927	$14.87
Exercised	(141,751)	$13.18
Expired / Forfeited	(416,576)	$14.48
Options outstanding—December 31, 2004	3,402,997	$15.11
Granted	60,000	$14.72
Exercised	(271,493)	$13.19
Expired / Forfeited	(250,242)	$14.25
Options outstanding—December 31, 2005	2,941,262	$15.35
Granted	—	$—
Exercised	(1,366,702)	$16.14
Expired / Forfeited	(46,381)	$15.02
Options outstanding—December 31, 2006	1,528,179	$14.57	6.6	$13,738,329
Options exercisable—December 31, 2006	1,218,983	$14.50	6.4	$11,043,986

*                    Based on the closing price of our common stock on December 31, 2006

Net cash received from option exercises for the year ended December 31, 2006 was $8.1 million. The actual intrinsic value of options exercised during the year ended December 31, 2006, was $6.0 million. The actual tax benefit realized for the tax deductions from option exercises totaled $2.2 million for the year ended December 31, 2006.

A summary of performance share units and restricted share units as of December 31, 2006, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2005	—	$—
Granted	376,500	$20.14
Performance estimate	93,625	$20.14
Vested	—	$—
Forfeited	(2,000)	$18.39
Performance Share Units—December 31, 2006*	468,125	$20.15

*                    Includes an estimate of 93,625 out of a maximum of 299,600 issuable upon attaining certain performance metrics

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

21.   SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

	Shares	Weighted Average Grant Date Fair Value
Restricted Share Units—December 31, 2005	—	$—
Granted	38,342	$21.95
Vested	(8,614)	$22.98
Forfeited	—	$—
Restricted Share Units—December 31, 2006	29,728	$21.65

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

Employee Retirement Plan

We sponsor the Asbury Automotive Retirement Savings Plan (the “Plan”), a 401(k) plan, for eligible employees except for the employees of one of our dealer groups, which maintains a separate retirement plan. Employees are eligible to participate in the Plan after 90 days of service. Employees electing to participate in the Plan may contribute up to 40% of their annual compensation. IRS rules limit total participant contributions during 2006 to $15,000; however, we limit participant contributions for employees with an annual salary of greater than $100,000 to $10,000 per year. We match 50% of employees’ contributions up to 4% of their base compensation, with a maximum match of $4,200 per participant. Employer contributions vest ratably over three years after entering the Plan. Expenses from continuing operations related to employer matching contributions totaled $3.3 million, $2.8 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Compensation Plan

We sponsor the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan”) wherein eligible employees, generally those at senior levels, may elect to defer a portion of their annual compensation. Participants are 100% vested in their respective deferrals and the earnings thereon. Annually, we may elect to match a portion of certain eligible employee’s contributions. The employee deferral match expense totaled $0.4 million for the year ended December 31, 2006. Each annual employee deferral match vests in full three years from the date on which the employee deferral match is funded. The total liability associated with employee deferrals was $7.6 million as of December 31, 2006. We maintain an investment portfolio, included in Restricted Investments on our Consolidated Balance Sheets, the value of which approximates the liability associated with employee deferrals.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

22.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Balance Sheet
December 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$129,170	$—	$—	$129,170
Inventories	—	719,350	55,963	—	775,313
Other current assets	—	311,134	51,500	—	362,634
Assets held for sale	—	25,947	—	—	25,947
Total current assets	—	1,185,601	107,463	—	1,293,064
Property and equipment, net	—	196,017	6,567	—	202,584
Goodwill	—	394,794	53,202	—	447,996
Other assets	—	86,919	274	—	87,193
Investment in subsidiaries	611,833	83,198	—	(695,031)	—
Total assets	$611,833	$1,946,529	$167,506	$(695,031)	$2,030,837
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable—manufacturer affiliated	$—	$319,896	$—	$—	$319,896
Floor plan notes payable—non-manufacturer affiliated	—	330,026	50,855	—	380,881
Other current liabilities	—	142,983	33,408	—	176,391
Liabilities associated with assets held for sale	—	3,887	—	—	3,887
Total current liabilities	—	796,792	84,263	—	881,055
Long-term debt	—	453,966	44	—	454,010
Other liabilities	—	83,938	1	—	83,939
Shareholders’ equity	611,833	611,833	83,198	(695,031)	611,833
Total liabilities and shareholders’ equity	$611,833	$1,946,529	$167,506	$(695,031)	$2,030,837

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

22.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

22.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$5,046,428	$713,348	$(11,445)	$5,748,331
Cost of sales	—	4,276,842	605,073	(11,445)	4,870,470
Gross profit	—	769,586	108,275	—	877,861
Operating expenses:
Selling, general and administrative	—	596,732	76,165	—	672,897
Depreciation and amortization	—	18,399	1,810	—	20,209
Income from operations	—	154,455	30,300	—	184,755
Other income (expense):
Floor plan interest expense	—	(38,141)	(2,913)	—	(41,054)
Other interest expense	—	(37,717)	(6,468)	—	(44,185)
Other income, net	—	7,663	521	—	8,184
Equity in earnings of subsidiaries	60,749	13,464	—	(74,213)	—
Total other expense, net	60,749	(54,731)	(8,860)	(74,213)	(77,055)
Income before income taxes	60,749	99,724	21,440	(74,213)	107,700
Income tax expense	—	32,570	7,976	—	40,546
Income from continuing operations	60,749	67,154	13,464	(74,213)	67,154
Discontinued operations, net of tax	—	(6,405)	—	—	(6,405)
Net income	$60,749	$60,749	$13,464	$(74,213)	$60,749

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

22.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$4,756,849	$663,137	$(6,793)	$5,413,193
Cost of sales	—	4,038,736	566,504	(6,793)	4,598,447
Gross profit	—	718,113	96,633	—	814,746
Operating expenses:
Selling, general and administrative	—	565,624	68,837	—	634,461
Depreciation and amortization	—	18,100	1,482	—	19,582
Income from operations	—	134,389	26,314	—	160,703
Other income (expense):
Floor plan interest expense	—	(26,189)	(1,777)	—	(27,966)
Other interest expense	—	(35,516)	(5,325)	—	(40,841)
Other income, net	—	1,151	38	—	1,189
Equity in earnings of subsidiaries	61,081	11,297	—	(72,378)	—
Total other expense, net	61,081	(49,257)	(7,064)	(72,378)	(67,618)
Income before income taxes	61,081	85,132	19,250	(72,378)	93,085
Income tax expense	—	27,633	7,219	—	34,852
Income from continuing operations	61,081	57,499	12,031	(72,378)	58,233
Discontinued operations, net of tax	—	3,582	(734)	—	2,848
Net income	$61,081	$61,081	$11,297	$(72,378)	$61,081

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

22.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$4,252,877	$589,440	$(8,880)	$4,833,437
Cost of sales	—	3,608,521	504,708	(8,880)	4,104,349
Gross profit	—	644,356	84,732	—	729,088
Operating expenses:
Selling, general and administrative	—	514,054	62,352	—	576,406
Depreciation and amortization	—	16,843	1,285	—	18,128
Income from operations	—	113,459	21,095	—	134,554
Other income (expense):
Floor plan interest expense	—	(17,304)	(1,296)	—	(18,600)
Other interest expense	—	(34,892)	(4,161)	—	(39,053)
Other income, net	—	1,347	87	—	1,434
Equity in earnings of subsidiaries	50,073	10,282	—	(60,355)	—
Total other expense, net	50,073	(40,567)	(5,370)	(60,355)	(56,219)
Income before income taxes	50,073	72,892	15,725	(60,355)	78,335
Income tax expense	—	23,302	5,897	—	29,199
Income from continuing operations	50,073	49,590	9,828	(60,355)	49,136
Discontinued operations, net of tax	—	483	454	—	937
Net income	$50,073	$50,073	$10,282	$(60,355)	$50,073

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

22.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$117,753	$10,828	$—	$128,581
Cash flow from investing activities:
Capital expenditures	—	(43,316)	(1,960)	—	(45,276)
Other investing activities	—	54,080	23	—	54,103
Net cash provided by (used in) investing activities	—	10,764	(1,937)	—	8,827
Cash flow from financing activities:
Floor plan borrowings—non-manufacturer affiliated	—	2,009,639	466,521	—	2,476,160
Floor plan repayments—non-manufacturer affiliated	—	(2,060,648)	(457,790)	—	(2,518,438)
Dividends	—	(13,342)	—	—	(13,342)
Proceed from borrowings	—	987	—	—	987
Payments of debt issuance costs	—	(360)	—	—	(360)
Repayments of debt	—	(20,612)	(22)	—	(20,634)
Intercompany financing, net	—	17,600	(17,600)	—	—
Other financing activities	—	10,195	—	—	10,195
Net cash used in financing activities	—	(56,541)	(8,891)	—	(65,432)
Net increase in cash and cash equivalents	—	71,976	—	—	71,976
Cash and cash equivalents, beginning of year	—	57,194	—	—	57,194
Cash and cash equivalents, end of year	$—	$129,170	$—	$—	$129,170

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

22.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$—	$(53,124)	$12,667	$—	$(40,457)
Cash flow from investing activities:
Capital expenditures	—	(75,021)	(3,042)	—	(78,063)
Acquisitions	—	(24,613)	—	—	(24,613)
Other investing activities	—	71,484	42	—	71,526
Net cash used in investing activities	—	(28,150)	(3,000)	—	(31,150)
Cash flow from financing activities:
Floor plan borrowings—non-manufacturer affiliated	—	2,642,901	517,781	—	3,160,682
Floor plan repayments—non-manufacturer affiliated	—	(2,535,082)	(513,065)	—	(3,048,147)
Proceed from borrowings	—	24,531	—	—	24,531
Payments of debt issuance costs	—	(4,975)	—	—	(4,975)
Repayments of debt	—	(50,075)	(21)	—	(50,096)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	15,132	—	—	15,132
Intercompany financing, net	—	14,362	(14,362)	—	—
Other financing activities	—	3,581	—	—	3,581
Net cash provided by (used in) financing activities	—	110,375	(9,667)	—	100,708
Net increase in cash and cash equivalents	—	29,101	—	—	29,101
Cash and cash equivalents, beginning of year	—	28,093	—	—	28,093
Cash and cash equivalents, end of year	$—	$57,194	$—	$—	$57,194

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

22.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

23.   CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
Year Ended December 31, 2006
Revenues(2)	$1,365,751	$1,498,815	$1,500,715	$1,383,050
Gross profit(2)	$208,919	$226,433	$227,390	$215,119
Net income(2)	$12,553	$19,004	$17,179	$12,013
Net income per common share:
Basic	$0.38	$0.57	$0.52	$0.36
Diluted(1)	$0.37	$0.56	$0.51	$0.35
Year Ended December 31, 2005
Revenues(2)	$1,261,280	$1,396,090	$1,434,747	$1,321,076
Gross profit(2)	$191,928	$206,424	$214,178	$202,216
Net income(2)	$9,640	$15,986	$14,953	$20,502
Net income per common share:
Basic	$0.30	$0.49	$0.46	$0.62
Diluted(1)	$0.29	$0.49	$0.45	$0.62

(1)          The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

(2)          Quarterly revenues, gross profit and net income do not agree to previously reported amounts on Form 10-Q as a result of subsequent discontinued operations.

24.   SUBSEQUENT EVENTS

On February 26, 2007, we commenced a tender offer and consent solicitation for our $250.0 million aggregate principal amount 9% Senior Subordinated Notes due 2012 (the “9% Notes”), which is contingent on obtaining financing and is scheduled to expire on March 23, 2007. We are currently evaluating our financing alternatives in the capital markets.

On February 15, 2007, Kenneth B. Gilman announced his retirement from his position as our President and Chief Executive Officer, and his retirement from our board of directors, both effective immediately following our 2007 Annual Meeting of Shareholders on May 4, 2007. Charles R. Oglesby will succeed Mr. Gilman as our President and Chief Executive Officer commencing May 4, 2007.

On February 15, 2007, we announced that our board of directors approved a 1.3 million share repurchase program with the objective of offsetting earnings per share dilution resulting from employee stock-based compensation programs.

In February 2007, we sold two dealerships in Little Rock, Arkansas. We sold these dealerships for $8.3 million and recognized a loss on these sales of approximately $1.8 million. These franchises were classified as discontinued operations as of December 31, 2006.

On January 17, 2007, our board of directors declared a $0.20 per share cash dividend. This was the third consecutive quarter that a $0.20 per share dividend was paid.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer (our “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executives concluded that our disclosure controls and procedures were effective as of December 31, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management believes that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by our independent auditors, Deloitte and Touche LLP, as stated in their report, which is included herein.

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

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

(1)          Financial Statements:

See index to Consolidated Financial Statements on page 69.

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

4.2	Form of 9% Senior Subordinated Note due 2012 (included in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*
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

4.5	Form of 8% Senior Subordinated Note due 2014 (filed with Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
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

4.14	**	Wealth Accumulation Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-115402) filed with the SEC on May 12, 2004)*
10.1	**	1999 Stock Option Plan (filed as Exhibit 10.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-65998) filed with the SEC on February 22, 2002)*
10.2	**	2002 Equity Incentive Plan (filed as Appendix C to the Company’s Proxy Statement on April 29, 2004)*
10.3		Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.4	**

Letter Agreement, dated January 5, 2004, between Asbury Automotive Group, Inc. and Thomas R. Gibson (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.5	**	Severance Agreement of Philip R. Johnson, dated April 21, 2003 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10.6	**	Severance Agreement of Lynne A. Burgess, dated April 21, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10.7	**	Employment Agreement of Kenneth B. Gilman (filed as Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on January 10, 2002)*
10.8	**	Severance Agreement of J. Gordon Smith dated September 29, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.9	**	Employment and Consulting Agreement of Thomas F. “Mack” McLarty, III (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.10		Ford Dealer Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.11		General Motors Dealer Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.12		Honda Dealer Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001.)*
10.13		Mercedes Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.14		Nissan Dealer Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.15		Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.16

Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2003)*

10.17	**	First Amendment to Employment Agreement of Kenneth B. Gilman, dated February 26, 2004 (filed as an Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
10.18	**	Employment Agreement of Jeffrey I. Wooley (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.19	**	Second Amendment to Employment Agreement of Kenneth B. Gilman, dated November 8, 2004 (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004)*
10.20	**	Key Executive Incentive Compensation Plan (filed as Appendix D to the Company’s Proxy Statement on April 29, 2004)*
10.21

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

10.22	**	Agreement between Asbury Automotive Tampa L.L.C. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*
10.23

First Amendment to Credit Agreement and Waiver dated as of March 1, 2006 among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, NA, as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2006)*

10.24

Second Amendment to Credit Agreement dated August 1, 2006, among Asbury Automotive Group, Inc., the subsidiaries listed therein, the Lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, N.A., as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2006)*

10.25	**

Third Amendment to Employment Agreement of Kenneth B. Gilman, dated as of November 3, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.26	**	Letter Agreement between the Company and Kenneth B. Gilman, dated August 8, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006)*
10.27	**

Fourth Amendment to Employment Agreement of Kenneth B. Gilman, dated as of September 7, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2006)*

10.28	**	Employment Agreement of Charles Oglesby, dated as of September 7, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2006)*
10.29	**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006)*
10.30	**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.31	**	Restricted Share Award Agreement of Kenneth B. Gilman, dated October 23, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10.32	**

Restricted Share Award Agreement for Non-Employee Directors of Michael J. Durham, dated October 23, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.33	**

Agreement between Asbury Automotive Arkansas L.L.C., Asbury Automotive Group LLC, McLarty Companies, Inc. and Thomas F. McLarty, III, dated March 21, 2005 (filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.34	**	1999 Stock Option Plan, as amended (filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005)*
10.35	**	Severance Pay Agreement of Charles B. Tomm, dated as of June 10, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005)*
10.36	**	Compensation Plan of Charles B. Tomm (filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005)*
21		Subsidiaries of the Company
23		Consent of Deloitte & Touche LLP
24		Powers of Attorney (included with Signature Page hereto)
31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASBURY AUTOMOTIVE GROUP, INC.
Date: March 6, 2007	By:	KENNETH B. GILMAN
		Name:	Kenneth B. Gilman
		Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth B. Gilman, Charles R. Oglesby and J. Gordon Smith, and each of them, acting individually, as his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2006 and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
KENNETH B. GILMAN	Chief Executive Officer,	March 6, 2007
(Kenneth B. Gilman)	President and Director
CHARLES R. OGLESBY	Senior Vice President, Chief Operating	March 6, 2007
(Charles R. Oglesby)	Officer and Director
J. GORDON SMITH	Senior Vice President and	March 6, 2007
(J. Gordon Smith)	Chief Financial Officer
BRETT HUTCHINSON	Vice President, Controller and	March 6, 2007
(Brett Hutchinson)	Chief Accounting Officer
MICHAEL J. DURHAM	Director and Nonexecutive	March 6, 2007
(Michael J. Durham)	Chairman
JANET M. CLARKE	Director	March 6, 2007
(Janet M. Clarke)

Signature	Title	Date
DENNIS E. CLEMENTS	Director	March 6, 2007
(Dennis E. Clements)
THOMAS C. DELOACH, JR.	Director	March 6, 2007
(Thomas C. DeLoach, Jr.)
VERNON E. JORDAN, JR.	Director	March 6, 2007
(Vernon E. Jordan, Jr.)
EUGENE S. KATZ	Director	March 6, 2007
(Eugene S. Katz)
PHILIP F. MARITZ	Director	March 6, 2007
(Philip F. Maritz)
JOHN M. ROTH	Director	March 6, 2007
(John M. Roth)
CHARLES B. TOMM	Director	March 6, 2007
(Charles B. Tomm)
JEFFREY I. WOOLEY	Director	March 6, 2007
(Jeffrey I. Wooley)

EXHIBIT INDEX

Exhibit Number	Description of Documents
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

4.2	Form of 9% Senior Subordinated Note due 2012 (included in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*
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

4.5	Form of 8% Senior Subordinated Note due 2014 (filed with Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
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

4.14	**	Wealth Accumulation Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-115402) filed with the SEC on May 12, 2004)*
10.1	**	1999 Stock Option Plan (filed as Exhibit 10.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-65998) filed with the SEC on February 22, 2002)*
10.2	**	2002 Equity Incentive Plan (filed as Appendix C to the Company’s Proxy Statement on April 29, 2004)*
10.3		Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.4	**

Letter Agreement, dated January 5, 2004, between Asbury Automotive Group, Inc. and Thomas R. Gibson (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.5	**	Severance Agreement of Philip R. Johnson, dated April 21, 2003 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10.6	**	Severance Agreement of Lynne A. Burgess, dated April 21, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*
10.7	**	Employment Agreement of Kenneth B. Gilman (filed as Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on January 10, 2002)*

10.8	**	Severance Agreement of J. Gordon Smith dated September 29, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.9	**	Employment and Consulting Agreement of Thomas F. “Mack” McLarty, III (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.10		Ford Dealer Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.11		General Motors Dealer Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.12		Honda Dealer Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001.)*
10.13		Mercedes Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.14		Nissan Dealer Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.15		Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*
10.16

Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2003)*

10.17	**	First Amendment to Employment Agreement of Kenneth B. Gilman, dated February 26, 2004 (filed as an Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
10.18	**	Employment Agreement of Jeffrey I. Wooley (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*
10.19	**	Second Amendment to Employment Agreement of Kenneth B. Gilman, dated November 8, 2004 (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004)*
10.20	**	Key Executive Incentive Compensation Plan (filed as Appendix D to the Company’s Proxy Statement on April 29, 2004)*
10.21

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

10.22	**	Agreement between Asbury Automotive Tampa L.L.C. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*
10.23

First Amendment to Credit Agreement and Waiver dated as of March 1, 2006 among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, NA, as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2006)*

10.24

Second Amendment to Credit Agreement dated August 1, 2006, among Asbury Automotive Group, Inc., the subsidiaries listed therein, the Lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, N.A., as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2006)*

10.25	**

Third Amendment to Employment Agreement of Kenneth B. Gilman, dated as of November 3, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.26	**	Letter Agreement between the Company and Kenneth B. Gilman, dated August 8, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006)*
10.27	**

Fourth Amendment to Employment Agreement of Kenneth B. Gilman, dated as of September 7, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2006)*

10.28	**	Employment Agreement of Charles Oglesby, dated as of September 7, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2006)*
10.29	**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2006)*
10.30	**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10.31	**	Restricted Share Award Agreement of Kenneth B. Gilman, dated October 23, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10.32	**

Restricted Share Award Agreement for Non-Employee Directors of Michael J. Durham, dated October 23, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.33	**

Agreement between Asbury Automotive Arkansas L.L.C., Asbury Automotive Group LLC, McLarty Companies, Inc. and Thomas F. McLarty, III, dated March 21, 2005 (filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.34	**	1999 Stock Option Plan, as amended (filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005)*
10.35	**	Severance Pay Agreement of Charles B. Tomm, dated as of June 10, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005)*

10.36	**	Compensation Plan of Charles B. Tomm (filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005)*
21		Subsidiaries of the Company
23		Consent of Deloitte & Touche LLP
24		Powers of Attorney (included with Signature Page hereto)
31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference.