Form 10-K/A
period 2006-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2007-03-12
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 8, 2007 (the “Original Filing”). The Registrant is (i) correcting the date on the Report of Independent Registered Public Accounting Firm (the “Audit Report”) from March 6, 2007 to March 8, 2007, as the result of a typographical error and (ii) filing a new consent of Deloitte & Touche LLP for incorporation by reference of the Audit Report in registration statements (Exhibit 23.1) to correct the consent date from March 6, 2007 to March 8, 2007, as the result of a typographical error. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment currently dated management certifications.

The Original Filing as amended hereby continues to speak as of the date of the Original Filing and the disclosures have not been updated to speak to any later date. Any items in the Original Filing that are not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this Amendment No. 1 and the Original Filing is subject to updating and supplementing as provided in our subsequent periodic reports filed with the Securities and Exchange Commission.

ASBURY AUTOMOTIVE GROUP, INC.

2006 FORM 10-K/A ANNUAL REPORT

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
March 8, 2007

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

(a)          The following documents are filed as a part of this report on Form 10-K/A:

(1)          Financial Statements:

See index to Consolidated Financial Statements on page 69.

(2)          Exhibits required to be filed by Item 601 of Regulation S-K:

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) of this Form 10-K/A.

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

ASBURY AUTOMOTIVE GROUP, INC.
Date: March 9, 2007	By:	KENNETH B. GILMAN
		Name:	Kenneth B. Gilman
		Title:	Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
KENNETH B. GILMAN	Chief Executive Officer,	March 9, 2007
(Kenneth B. Gilman)	President and Director
CHARLES R. OGLESBY	Senior Vice President, Chief Operating	March 9, 2007
(Charles R. Oglesby)	Officer and Director
J. GORDON SMITH	Senior Vice President and	March 9, 2007
(J. Gordon Smith)	Chief Financial Officer
BRETT HUTCHINSON	Vice President, Controller and	March 9, 2007
(Brett Hutchinson)	Chief Accounting Officer
*	Director and Nonexecutive	March 9, 2007
(Michael J. Durham)	Chairman
*	Director	March 9, 2007
(Janet M. Clarke)

Signature	Title	Date
*	Director	March 9, 2007
(Dennis E. Clements)
*	Director	March 9, 2007
(Thomas C. DeLoach, Jr.)
*	Director	March 9, 2007
(Vernon E. Jordan, Jr.)
*	Director	March 9, 2007
(Eugene S. Katz)
*	Director	March 9, 2007
(Philip F. Maritz)
*	Director	March 9, 2007
(John M. Roth)
*	Director	March 9, 2007
(Charles B. Tomm)
*	Director	March 9, 2007
(Jeffrey I. Wooley)

*                    The undersigned, pursuant to a power of attorney executed by each of the directors noted above and previously filed with the Securities and Exchange Commission, by signing his name below, does execute and deliver this report on Form 10-K/A on behalf of each of the persons and in such capacities as noted above.

By:	/s/ Kenneth B. Gilman
Kenneth B. Gilman
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description of Documents
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