Form 10-Q
period 2007-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2007-05-09
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of May 4, 2007, was 32,414,542 (net of 2,836,706 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$94,497	$129,170
Contracts-in-transit	115,720	126,012
Accounts receivable (net of allowance of $476 and $648, respectively)	141,312	167,562
Inventories	780,491	775,313
Deferred income taxes	13,961	13,961
Prepaid and other current assets	69,328	55,099
Assets held for sale	22,359	25,947
Total current assets	1,237,668	1,293,064

PROPERTY AND EQUIPMENT, net	204,782	202,584
GOODWILL	447,021	447,996
OTHER LONG-TERM ASSETS	88,741	87,193
Total assets	$1,978,212	$2,030,837

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$225,676	$319,896
Floor plan notes payable—non-manufacturer affiliated	445,762	380,881
Current maturities of long-term debt	24,841	23,144
Accounts payable	67,149	63,951
Accrued liabilities	86,499	89,296
Liabilities associated with assets held for sale	—	3,887
Total current liabilities	849,927	881,055

LONG-TERM DEBT	477,880	454,010
DEFERRED INCOME TAXES	45,702	53,991
OTHER LONG-TERM LIABILITIES	35,345	29,948
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 90,000,000 shares authorized, 35,181,154 and 35,071,401 shares issued, including shares held in treasury, respectively	352	351
Additional paid-in capital	431,648	431,725
Retained earnings	190,118	196,393
Treasury stock, at cost; 2,836,706 and 1,536,706 shares held, respectively	(50,634)	(14,559)
Accumulated other comprehensive loss	(2,126)	(2,077)
Total shareholders’ equity	569,358	611,833
Total liabilities and shareholders’ equity	$1,978,212	$2,030,837

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
REVENUES:
New vehicle	$824,451	$809,657
Used vehicle	378,147	352,415
Parts, service and collision repair	174,288	168,529
Finance and insurance, net	38,684	35,150
Total revenues	1,415,570	1,365,751
COST OF SALES:
New vehicle	764,914	752,607
Used vehicle	341,978	319,982
Parts, service and collision repair	84,615	84,243
Total cost of sales	1,191,507	1,156,832
GROSS PROFIT	224,063	208,919
OPERATING EXPENSES:
Selling, general and administrative	176,386	163,291
Depreciation and amortization	5,328	4,955
Income from operations	42,349	40,673
OTHER INCOME (EXPENSE):
Floor plan interest expense	(11,216)	(8,937)
Other interest expense	(11,786)	(10,903)
Interest income	1,965	727
Loss on extinguishment of long-term debt	(17,737)	—
Other income, net	292	344
Total other expense, net	(38,482)	(18,769)
Income before income taxes	3,867	21,904
INCOME TAX EXPENSE	1,458	8,214
INCOME FROM CONTINUING OPERATIONS	2,409	13,690
DISCONTINUED OPERATIONS, net of tax	(1,976)	(1,137)

NET INCOME	$433	$12,553

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.07	$0.42
Discontinued operations	(0.06)	(0.04)
Net income	$0.01	$0.38
Diluted—
Continuing operations	$0.07	$0.41
Discontinued operations	(0.06)	(0.04)
Net income	$0.01	$0.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	33,333	32,922
Diluted	34,161	33,584

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$433	$12,553
Adjustments to reconcile net income to net cash (used in) provided by operating activities-
Depreciation and amortization	5,328	4,955
Depreciation and amortization from discontinued operations	27	84
Stock-based compensation	1,895	1,369
Amortization of deferred financing fees	627	573
Change in allowance for doubtful accounts	(172)	(216)
Loss (gain) on sale of discontinued operations, net	2,001	(53)
Loss on extinguishment of long-term debt	17,737	—
Deferred income taxes	(903)	—
Other adjustments	3,284	1,361
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Contracts-in-transit	10,292	23,292
Accounts receivable	20,786	9,839
Proceeds from the sale of accounts receivable	5,636	4,649
Inventories	609	(63,645)
Prepaid and other current assets	(17,397)	(7,468)
Floor plan notes payable—manufacturer affiliated	(94,219)	98,695
Accounts payable and accrued liabilities	498	(15,058)
Excess tax benefits from share-based payment arrangements	(891)	(381)
Other long-term assets and liabilities	69	3,137
Net cash (used in) provided by operating activities	(44,360)	73,686

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—internally financed	(10,230)	(5,534)
Capital expenditures—externally financed	(2,687)	(6,410)
Proceeds from the sale of assets	8,389	9,275
Other investing activities	(1,827)	(529)
Net cash used in investing activities	(6,355)	(3,198)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-manufacturer affiliated	663,002	677,249
Floor plan repayments—non-manufacturer affiliated	(602,008)	(747,686)
Proceeds from borrowings	265,000	902
Repayments of debt	(253,919)	(1,554)
Debt issuance costs	(7,250)	—
Purchase of convertible note hedge	(19,309)	—
Sale of warrants	8,924	—
Purchase of treasury stock	(36,075)	—
Payment of dividends	(6,708)	—
Proceeds from the sale of assets associated with sale-leaseback agreements	3,181	—
Proceeds from the exercise of stock options, net	313	2,900
Excess tax benefits from share-based payment arrangements	891	381
Net cash provided by (used in) financing activities	16,042	(67,808)
Net (decrease) increase in cash and cash equivalents	(34,673)	2,680

CASH AND CASH EQUIVALENTS, beginning of period	129,170	57,194
CASH AND CASH EQUIVALENTS, end of period	$94,497	$59,874

See Note 10 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS

Asbury Automotive Group, Inc. is a national automotive retailer, operating 112 franchises (85 dealership locations) in 21 metropolitan markets within 10 states as of March 31, 2007. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 23 collision repair centers that serve our markets.

Our retail network is currently organized into four regions and includes nine dealership groups, each marketed under different local brands: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas and our California dealerships operating in Los Angeles, Sacramento and Fresno), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations.

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

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006 have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2006, has been reclassified to reflect the status of our discontinued operations as of March 31, 2007.

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

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Consolidated Statements of Income. We recognized minor ineffectiveness during the three months ended March 31, 2007, and no ineffectiveness during the three months ended March 31, 2006.

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

In November 2006, General Motors sold 51% of their financing subsidiary, General Motors Acceptance Corporation (“GMAC”), to an investment consortium led by Cerberus FIM Investors, LLC. Prior to this transaction, the net change in floor plan notes payable to GMAC was classified as an operating activity on the accompanying Consolidated Statements of Cash Flows as borrowings and repayments of floor plan notes payable at our General Motors dealerships were with a manufacturer affiliated lender. Floor plan notes payable related to vehicles financed prior to this change in control will continue to be classified as Floorplan notes payable—manufacturer affiliated on the accompanying Consolidated Balance Sheets, with subsequent repayments classified as an operating activity, since these GMAC borrowings occurred while General Motors had control of GMAC. Following the sale of GMAC, General Motors no longer has a majority ownership of or controls GMAC, and therefore, beginning in December 2006, floor plan notes payable related to vehicles financed after this change in control are classified as Floorplan notes payable—non-manufacturer affiliated on the accompanying Consolidated Balance Sheets, with the related borrowings and repayments presented separately as financing activities on the accompanying Consoldiated Statements of Cash Flows.

Loaner vehicle activity accounts for a significant portion of Prepaid and Other Current Assets on the accompanying Consolidated Statements of Cash Flows. We acquire loaner vehicles through borrowings with manufacturer affiliated lenders, therefore we classify the acquisition of loaner vehicles and the related borrowings as an operating activity in Prepaid and Other Current Assets in the accompanying Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Consolidated Statements of Cash Flows. The cash outflow to repay loaner vehicle loans are reflected in Prepaid and Other Current Assets and the cash inflow upon the sale of a loaner vehicle is reflected in Inventory on the accompanying Consolidated Statements of Cash Flows. Therefore, the net impact of loaner vehicle activity on the accompanying Consolidated Statements of Cash Flows is a cash outflow in Prepaid and Other Current Assets and a cash inflow in Inventory.

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

Net proceeds from share-based payment arrangements include payments from employees upon the exercise of stock options, net of payments of employee income taxes in connection with net share settlements of share-based awards.  Net share settlements of share-based awards result in (i) the issuance of shares of our common stock with a value equal to the employee’s intrinsic value and (ii) the payment of the income tax on behalf of the employee in lieu of issuing additional shares of common stock.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized as well as providing guidance on derecognition, measurement classification, interest and penalties and disclosure.

We adopted the provisions of FIN 48 effective January 1, 2007 and recognized no material adjustment in our liability for unrecognized tax benefits.   As of January 1, 2007, we had $3.6 million of total unrecognized tax benefits.  Of that amount $2.4 million, net of the federal effect, if recognized would favorably impact our effective rate in future periods.  We do not expect these amounts to change materially in the next twelve months.

In connection with the adoption of FIN 48, we analyzed our filing positions in all of the federal and state jurisdictions where we are required to file tax returns, as well as all open years in these jurisdictions.  We have uncertain tax positions in certain of the states in which we do business; however, none of the states individually constitute a “major” tax jurisdiction, as defined.  Years subject to audit range as far back as 2003.  The Internal Revenue Service commenced examinations of our consolidated federal returns for the years 2004 and 2005 in the first quarter of 2007, and certain of our subsidiary returns for 2003, 2004 and 2005 in the fourth quarter 2006.  In addition, we have various state audits for years 2003, 2004 and 2005, being performed as of March 31, 2007.  To date, no material adjustments have been proposed and we do not anticipate that these examinations will result in a material change to our financial position or results of operations.

We recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2007, we had approximately $0.7 million of accrued interest related to uncertain tax positions and no accrual for penalties.  We do not expect the amount of accrued interest to change materially in the next twelve months.

3. INVENTORIES

Inventories consist of the following:

	As of
(In thousands)	March 31, 2007	December 31, 2006

New vehicles	$606,054	$616,275
Used vehicles	130,767	115,927
Parts and accessories	43,670	43,111
Total inventories	$780,491	$775,313

The lower of cost or market reserves reduced total inventory cost by $4.9 million and $4.8 million as of March 31, 2007 and December 31, 2006, respectively. In addition to the inventories shown above, we have $4.8 million of inventory as of December 31, 2006, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as it is associated with franchises held for sale.  There was no inventory classified as Assets Held for Sale as of March 31, 2007.

4. GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

During the three months ended March 31, 2007, we sold two franchises (two dealership locations) resulting in the removal of approximately $1.0 million of Goodwill and approximately $2.3 million of manufacturer franchise rights from our Condensed Consolidated Balance Sheets.  Manufacturer franchise rights totaled $37.2 million and $39.5 million as of March 31, 2007 and December 31, 2006, respectively, and are included in Other Long-term Assets on the accompanying Condensed Consolidated Balance Sheets.

5. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, and (ii) costs of completed construction projects and related reimbursements during the construction period associated with pending sale-leaseback transactions.

As of December 31, 2006, assets and liabilities associated with discontinued operations included two franchises (two dealership locations) in Arkansas.  During the three months ended March 31, 2007, we sold the two franchises (two dealership locations) that had been held for sale as of December 31, 2006.  There were no assets or liabilities associated with discontinued operations as of March 31, 2007.

Assets associated with pending sale-leaseback transactions as of March 31, 2007, and December 31, 2006, include three and two completed construction projects, respectively, totaling $11.3 million and $9.7 million, respectively. As of March 31, 2007, we had not received any reimbursements associated with these sale-leaseback transactions. We expect to expect to receive final reimbursement during 2007.

Assets held for sale include real estate not currently used in our operations totaling $11.1 million as of March 31, 2007 and December 31, 2006.

A summary of assets and liabilities held for sale is as follows:

	As of
(In thousands)	March 31, 2007	December 31, 2006

Assets:
Inventories	$—	$4,808
Property and equipment, net	22,359	21,139
Total assets	22,359	25,947
Liabilities:
Floor plan notes payable	—	3,887
Total liabilities	—	3,887
Net assets held for sale	$22,359	$22,060

Included in Prepaid and Other Current Assets on the accompanying Condensed Consolidated Balance Sheets are costs associated with construction projects, which we intend to sell through sale-leaseback transactions but have not been completed, and therefore are not available for sale. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is reimbursing us for the cost of construction of dealership facilities being constructed on the land. We capitalize the cost of the construction during the construction period and record a corresponding liability equal to the amount of the reimbursed funds. Upon completion of the construction and receipt of the final reimbursement, we remove the cost of construction and the related liability from our Condensed Consolidated Balance Sheets. The book value of assets associated with construction projects that have not been completed as of March 31, 2007 and December 31, 2006, totaled $4.7 million and $4.4 million, respectively. As of March 31, 2007 and December 31, 2006, there were no liabilities associated with these construction projects.

6. LONG-TERM DEBT

Long-term debt consists of the following:

	As of
(In thousands)	March 31, 2007	December 31, 2006

9% Senior Subordinated Notes due 2012	$11,908	$250,000
8% Senior Subordinated Notes due 2014 ($179.4 million and $182.4 million face value, respectively, net of hedging activity of $7,455 and $7,848, respectively)	171,975	174,582
7.625% Senior Subordinated Notes due 2017	150,000	—
3% Senior Subordinated Convertible Notes Due 2012	115,000	—
Mortgage notes payable	26,587	26,837
Notes payable collateralized by loaner vehicles	23,000	21,279
Capital lease obligations	3,426	3,552
Other notes payable	825	904
	502,721	477,154
Less—current portion	(24,841)	(23,144)
Long-term debt	$477,880	$454,010

Long-term Debt Refinancing

During the three months ended March 31, 2007, we initiated a refinancing of our long-term debt which included (i) a cash tender offer for all of our $250.0 million 9% Senior Subordinated Notes due 2012 (“9% Notes”), (ii) the issuance of $115.0 million of 3% Senior Subordinated Convertible Notes due 2012 (“3% Notes”), which have an initial conversion price of $33.99 and (iii) the issuance of $150.0 million of 7.625% Senior Subordinated Notes due 2017.  As of March 31, 2007, we had completed the issuance of our 3% Notes and 7.625% Notes and repurchased $238.1 million of our 9% Notes through our tender offer.  We plan to call the remaining $11.9 million of our 9% Notes on the first call date of June 15, 2007.  Upon completion of our long-term debt refinancing, we expect our annual interest expense will decrease by approximately $7.9 million.

During the three months ended March 31, 2007, we recognized a $17.7 million loss on the extinguishment of $238.1 million of our 9% Notes and $3.0 million of our 8% Notes.  Included in the $17.7 million loss are (i) a $12.4 million premium on the repurchase of the 9% Notes and 8% Notes, (ii) $5.2 million of costs associated with a pro-rata write-off of unamortized debt issuance costs associated with the 9% Notes and 8% Notes, and (iii) $0.1 million of costs associated with a pro-rata write-off of the unamortized value of our terminated fair value swap associated with the 8% Notes.

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock, with Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “counterparties”). The convertible note hedge transactions will cover, subject to customary anti-dilution adjustments, approximately 3.4 million shares of common stock at a strike price of $33.99 per share of common stock, which corresponds to the initial conversion price of the 3% Notes.

We also entered into separate warrant transactions whereby we sold to the counterparties warrants to acquire, subject to customary anti-dilution adjustments, approximately 3.4 million shares of our common stock at a strike price of $45.09 per share. On exercise of the warrants, we have the option to deliver cash or common stock equal to the difference between the then market price and strike price.

The convertible note hedge and warrant transactions are separate contracts and are not part of the terms of the 3% Notes and will not affect the holders’ rights under the 3% Notes.  Holders of the 3% Notes will not have any rights with respect to the convertible note hedge and warrant transactions. The convertible hedge and warrant transactions will generally have the effect of increasing the conversion price of the 3% Notes to $45.09, which is a 62.50% premium over the market price of our common stock at the time of pricing. The convertible note hedge transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of exercise is greater than the strike price of the convertible note hedge transactions.

The warrant transactions and the underlying shares of common stock issuable upon exercise of the warrants have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

3% Senior Subordinated Convertible Notes due 2012—

On March 16, 2007, we issued $115.0 million in aggregate principal amount of our 3% Notes, receiving net proceeds of $111.4 million.  The sale of the notes was exempt from registration pursuant to Rule 144A under the Securities Act of 1933.  During the second quarter of 2007, we expect to file a shelf registration statement with the Securities and Exchange Commission covering the resale of the notes and the underlying common stock.  The costs related to the issuance of these notes were capitalized and are being amortized to other interest expense over the term of the notes.  We pay interest on these notes on March 15 and September 15 of each year until their maturity on September 15, 2012.  If and when these notes are converted, we will pay cash for the principal amount of each note and, if applicable, shares of our common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the notes) and the relevant 30 VWAP trading day observation period. The initial conversion rate for the notes will be 29.4172 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $33.99 per share.   The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest.

Our 3% Notes are guaranteed by all our wholly-owned current subsidiaries and all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. The terms of our 3% Notes, in certain circumstances, restrict our ability to, among other things, sell all or substantially all of our assets.

7.625% Senior Subordinated Notes due 2017—

On March 26, 2007, we issued $150.0 million of our 7.625% Notes, receiving net proceeds of $146.3 million.  The sale of the notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  During the second quarter of 2007, we expect to file a registration statement with the Securities and Exchange Commission in connection with an exchange offer to exchange the notes for new notes with substantially identical terms that are registered under the Securities Act of 1933 and, therefore, will generally be freely transferable.  The costs related to the issuance of these notes were capitalized and are being amortized to other interest expense over the term of the notes.  We pay interest on these notes on March 15 and September 15 of each year until their maturity on March 15, 2017.  At any time during the term of the 7.625% Notes we may, at our option, choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the applicable premium set forth in the 7.625% Notes indenture.  On or before March 15, 2010, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of these notes at a redemption price equal to 107.625% of their principal amount plus accrued and unpaid interest thereon.

Our 7.625% Notes are guaranteed by all of our wholly-owned current subsidiaries and all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. The terms of our 7.625% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

In November 2006, we entered into an interest rate swap agreement with a notional principal amount of $150.0 million as a hedge against the changes in interest rates of our variable rate floor plan notes payable for a period of two years beginning in November 2006. The swap agreement was designated and qualifies as a cash flow hedge of future changes in interest rates of our variable rate floor plan notes payable and is not expected to contain any ineffectiveness. As of March 31, 2007, the swap agreement had a fair value of $0.4 million, which was included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheet.

Three of our interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of March 31, 2007, was $3.1 million ($2.0 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of these terminated cash flow swaps will total $0.9 million for the year ended December 31, 2007. In addition, included as a reduction to our 8% Notes as of March 31, 2007, was $7.5 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of this terminated fair value swap will total $1.1 million for the year ended December 31, 2007.

We have an interest rate swap with a current notional principal amount of $14.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. Under the terms of the swap agreement, we make payments based on a fixed rate of 6.08% and receive a variable rate cash flows based on one-month LIBOR.  As of March 31, 2007 and December 31, 2006, the swap agreement had a fair value of $0.3 million, which was included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

8. COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended March 31,
(In thousands)	2007	2006

Net income	$433	$12,553

Other comprehensive income:
Change in fair value of cash flow swaps	(351)	2,019
Amortization of expired cash flow swaps	224	80
Income tax benefit (expense) associated with cash flow swaps	78	(787)
Comprehensive income	$384	$13,865

9. DISCONTINUED OPERATIONS

During the three months ended March 31, 2007, we sold two franchises (two dealership locations).  There were no franchises pending disposition as of March 31, 2007.  The accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2006, have been reclassified to reflect the status of our discontinued operations as of March 31, 2007.

The following table provides further information regarding our discontinued operations as of March 31, 2007, and includes the results of businesses sold prior to March 31, 2007:

	For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006

Franchises:
Mid-line Domestic	—	6
Mid-line Import	—	2
Value	2	3
Luxury	—	1
Total	2	12

Ancillary Businesses	—	1

Revenues	$1,396	$51,439
Cost of sales	1,478	43,269
Gross profit	(82)	8,170
Operating expenses	964	9,435

Loss from operations	(1,046)	(1,265)
Other expense, net	(20)	(607)
Gain (loss) on disposition of discontinued operations, net	(2,001)	53
Loss before income taxes	(3,067)	(1,819)
Income tax benefit	1,091	682
Discontinued operations, net of tax	$(1,976)	$(1,137)

10. SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2007 and 2006, we made interest payments, net of amounts capitalized, totaling $26.6 million and $18.3 million, respectively.  During the three months ended March 31, 2006, we received $0.5 million of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Senior Subordinated Notes due 2014.

During the three months ended March 31, 2007 and 2006, we made income tax payments totaling $5.2 million and $5.5 million, respectively.

11. COMMITMENTS AND CONTINGENCIES

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

12.  STOCK-BASED COMPENSATION

A summary of options outstanding and exercisable under the Plans as of March 31, 2007, and changes during the three months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding - December 31, 2006	1,528,179	$14.57
Granted	—	$—
Exercised	(239,427)	$16.34
Expired / Forfeited	(11,669)	$14.01
Options outstanding - March 31, 2007	1,277,083	$14.26	6.3	$17,866,391

Options exercisable - March 31, 2007	1,037,949	$14.23	6.1	$14,552,045

* Based on the closing price of our common stock on March 30, 2007, which was $28.25 per share.

Net cash received from option exercises for the three months ended March 31, 2007 was $0.3 million. The actual intrinsic value of options exercised during the three months ended March 31, 2007 was $2.6 million. The actual tax benefit realized for the tax deductions from option exercises totaled $1.0 million for the three months ended March 31, 2007.

A summary of performance share units and restricted share units as of March 31, 2007, and changes during the three months ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units - December 31, 2006	468,125	$20.15
Granted	199,000	$26.98
Performance estimate	—	$—
Vested	—	$—
Forfeited (including 2,188 of performance estimates)	(10,938)	$20.09
Performance Share Units - March 31, 2007*	656,187	$22.22

*    Includes an estimate of 91,437 out of a maximum of 292,600 issuable upon attaining certain performance metrics

	Shares	Weighted Average Grant Date Fair Value
Restricted Share Units - December 31, 2006	29,728	$21.65
Granted	21,409	$26.98
Vested	—	$—
Forfeited	(2,500)	$22.98
Restricted Share Units - March 31, 2007	48,637	$23.93

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

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our Committed Credit Facility is guaranteed by all of our current subsidiaries, other than our current Toyota and Lexus dealership subsidiaries, and all of our future domestic restricted subsidiaries, other than our future Toyota and Lexus dealership facilities. The following tables set forth, on a condensed consolidating basis, our balance sheets, statements of income and statements of cash flows, of our guarantor and non-guarantor subsidiaries for all financial statement periods presented in our interim condensed consolidated financial statements.

Condensed Consolidating Balance Sheet
As of March 31, 2007
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Condensed Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$94,497	$—	$—	$94,497
Inventories	—	724,200	56,291	—	780,491
Other current assets	—	291,556	48,765	—	340,321
Assets held for sale	—	22,359	—	—	22,359
Total current assets	—	1,132,612	105,056	—	1,237,668
Property and equipment, net	—	198,292	6,490	—	204,782
Goodwill	—	393,819	53,202	—	447,021
Other long-term assets	—	88,467	274	—	88,741
Investment in subsidiaries	569,358	93,667	—	(663,025)	—
Total assets	$569,358	$1,906,857	$165,022	$(663,025)	$1,978,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan notes payable—manufacturer affiliated	$—	$225,676	$—	$—	$225,676
Floor plan notes payable—non-manufacturer affiliated	—	399,960	45,802	—	445,762
Other current liabilities	—	152,976	25,513	—	178,489
Total current liabilities	—	778,612	71,315	—	849,927

Long-term debt	—	477,841	39	—	477,880
Other long-term liabilities	—	81,046	1	—	81,047
Shareholders’ equity	569,358	569,358	93,667	(663,025)	569,358
Total liabilities and shareholders’ equity	$569,358	$1,906,857	$165,022	$(663,025)	$1,978,212

Condensed Consolidating Balance Sheet
As of December 31, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Condensed Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$129,170	$—	$—	$129,170
Inventories	—	719,350	55,963	—	775,313
Other current assets	—	311,134	51,500	—	362,634
Assets held for sale	—	25,947	—	—	25,947
Total current assets	—	1,185,601	107,463	—	1,293,064
Property and equipment, net	—	196,017	6,567	—	202,584
Goodwill	—	394,794	53,202	—	447,996
Other assets	—	86,919	274	—	87,193
Investment in subsidiaries	611,833	83,198	—	(695,031)	—
Total assets	$611,833	$1,946,529	$167,506	$(695,031)	$2,030,837
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable—manufacturer affiliated	$—	$319,896	$—	$—	$319,896
Floor plan notes payable—non-manufacturer affiliated	—	330,026	50,855	—	380,881
Other current liabilities	—	142,983	33,408	—	176,391
Liabilities associated with assets held for sale	—	3,887	—	—	3,887
Total current liabilities	—	796,792	84,263	—	881,055
Long-term debt	—	453,966	44	—	454,010
Other liabilities	—	83,938	1	—	83,939
Shareholders’ equity	611,833	611,833	83,198	(695,031)	611,833
Total liabilities and shareholders’ equity	$611,833	$1,946,529	$167,506	$(695,031)	$2,030,837

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2007
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Condensed Consolidated

Revenues	$—	$1,246,436	$173,084	$(3,950)	$1,415,570
Cost of sales	—	1,050,645	144,812	(3,950)	1,191,507
Gross profit	—	195,791	28,272	—	224,063

Operating expenses:
Selling, general and administrative	—	156,724	19,662	—	176,386
Depreciation and amortization	—	4,880	448	—	5,328
Income from operations	—	34,187	8,162	—	42,349

Other income (expense):
Floor plan interest expense	—	(10,470)	(746)	—	(11,216)
Other interest expense	—	(9,886)	(1,900)	—	(11,786)
Other income (expense), net	—	(15,727)	247	—	(15,480)
Equity in earnings of subsidiaries	433	3,590	—	(4,023)	—
Total other expense, net	433	(32,493)	(2,399)	(4,023)	(38,482)

Income before income taxes	433	1,694	5,763	(4,023)	3,867

Income tax (benefit) expense	—	(715)	2,173	—	1,458
Income from continuing operations	433	2,409	3,590	(4,023)	2,409

Discontinued operations, net of tax	—	(1,976)	—	—	(1,976)
Net income	$433	$433	$3,590	$(4,023)	$433

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Condensed Consolidated

Revenues	$—	$1,207,724	$159,840	$(1,813)	$1,365,751
Cost of sales	—	1,022,814	135,831	(1,813)	1,156,832
Gross profit	—	184,910	24,009	—	208,919

Operating expenses:
Selling, general and administrative	—	145,623	17,668	—	163,291
Depreciation and amortization	—	4,513	442	—	4,955
Income from operations	—	34,774	5,899	—	40,673

Other income (expense):
Floor plan interest expense	—	(8,282)	(655)	—	(8,937)
Other interest expense	—	(9,429)	(1,474)	—	(10,903)
Other income, net	—	986	85	—	1,071
Equity in earnings of subsidiaries	12,553	2,409	—	(14,962)	—
Total other expense, net	12,553	(14,316)	(2,044)	(14,962)	(18,769)

Income before income taxes	12,553	20,458	3,855	(14,962)	21,904

Income tax expense	—	6,768	1,446	—	8,214
Income from continuing operations	12,553	13,690	2,409	(14,962)	13,690

Discontinued operations, net of tax	—	(1,137)	—	—	(1,137)
Net income	$12,553	$12,553	$2,409	$(14,962)	$12,553

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Condensed Consolidated

Net cash (used in) provided by operating activities	$—	$(76,477)	$32,117	$—	$(44,360)

Cash flow from investing activities:
Capital expenditures	—	(12,537)	(380)	—	(12,917)
Other investing activities	—	6,551	11	—	6,562
Net cash used in investing activities	—	(5,986)	(369)	—	(6,355)

Cash flow from financing activities:
Floor Plan Borrowings — non-manufacturer affiliated	—	553,361	109,641	—	663,002
Floor Plan Repayments — non-manufacturer affiliated	—	(487,313)	(114,695)	—	(602,008)
Payment of dividends	—	(6,708)	—	—	(6,708)
Proceeds from borrowings	—	265,000	—	—	265,000
Payments of debt issuance costs	—	(7,250)	—	—	(7,250)
Sale-leaseback agreements	—	3,181	—	—	3,181
Repayments of debt	—	(253,914)	(5)	—	(253,919)
Intercompany financing, net	—	26,689	(26,689)	—	—
Other financing activities	—	(45,256)	—	—	(45,256)
Net cash provided by (used in) financing activities	—	47,790	(31,748)	—	16,042
Net decrease in cash and cash equivalents	—	(34,673)	—	—	(34,673)

Cash and cash equivalents, beginning of period	—	129,170	—	—	129,170
Cash and cash equivalents, end of period	$—	$94,497	$—	$—	$94,497

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Condensed Consolidated

Net cash provided by operating activities	$—	$71,459	$2,227	$—	$73,686

Cash flow from investing activities:
Capital expenditures	—	(11,285)	(659)	—	(11,944)
Other investing activities	—	8,746	—	—	8,746
Net cash used in investing activities	—	(2,539)	(659)	—	(3,198)

Cash flow from financing activities:
Floor Plan Borrowings — non-manufacturer Affiliated	—	575,672	101,577	—	677,249
Floor Plan Repayments — non-manufacturer affiliated	—	(643,929)	(103,757)	—	(747,686)
Proceeds from borrowings	—	902	—	—	902
Repayments of debt	—	(1,547)	(7)	—	(1,554)
Intercompany financing	—	(619)	619	—	—
Other financing activities	—	3,281	—	—	3,281
Net cash used in financing activities	—	(66,240)	(1,568)	—	(67,808)
Net increase in cash and cash equivalents	—	2,680	—	—	2,680

Cash and cash equivalents, beginning of period	—	57,194	—	—	57,194
Cash and cash equivalents, end of period	$—	$59,874	$—	$—	$59,874

14. SUBSEQUENT EVENTS

During the second quarter of 2007, we completed the acquisition of three franchises (three dealership locations) representing annual revenues of approximately $144.0 million for approximately $29.0 million (including $10.7 million borrowed from our floor plan facility for the purchase of inventory).

On May 4, 2007, our board of directors declared a $0.20 per share cash dividend. This was the fourth consecutive quarter that a $0.20 per share dividend was paid.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of income and cash flow for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
New York, New York
May 8, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are one of the largest automotive retailers in the United States operating 112 franchises (85 dealership locations) in 21 metropolitan markets within 10 states as of March 31, 2007. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 33 domestic and foreign brands of new vehicles, including four heavy truck brands. We also operate 23 collision repair centers that serve our markets.

We developed our dealership portfolio through the acquisition of large, locally branded dealership groups operating throughout the United States. We complemented these large dealership groups with the purchase of numerous single point dealerships and small dealership groups in our existing market areas (referred to as “tuck-in acquisitions”). We continue to use tuck-in acquisitions to increase the number of vehicle brands we offer in a particular market area and to create a larger gross profit base over which to spread overhead costs. Our retail network is currently organized into four regions and includes nine dealership groups: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas and our California dealerships operating in Los Angeles, Sacramento and Fresno), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Southern Virginia), and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi, remain standalone operations.

Our revenues are derived primarily from four offerings: (i) the sale of new vehicles to individual retail customers (“new retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms “new retail” and “fleet” being collectively referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (collectively referred to as “fixed operations”); and (iv) the arrangement of vehicle financing and the sale of various insurance and warranty products (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed (“PVR”), our fixed operations based on aggregate gross profit, and F&I based on dealership generated F&I PVR. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve full months.

The organic growth of our business is dependent upon the execution of our balanced automotive retailing and service business strategy, as well as our strong brand mix, which is heavily weighted towards luxury and mid-line import brands. Sales of vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. We believe that any future negative trends in new vehicle sales will be mitigated by (i) the stability of our fixed operations, (ii) increased used vehicle sales, (iii) our variable cost structure and (iv) our advantageous brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

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

Our operations are generally subject to seasonal variations as we tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters of the calendar year. Generally, the seasonal variations in our operations are caused by factors relating to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things. Over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to generate increased customer demand for new vehicles. We anticipate that the manufacturers will continue to use these incentive programs to drive demand for their product offerings.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007, Compared to the Three Months Ended March 31, 2006

	For the Three Months Ended
	March 31,
		% of		% of
		Gross		Gross	Increase
	2007	Profit	2006	Profit	(Decrease)	% Change
	(In thousands)
REVENUES:
New vehicle	$824,451		$809,657		$14,794	2%
Used vehicle	378,147		352,415		25,732	7%
Parts, service and collision repair	174,288		168,529		5,759	3%
Finance and insurance, net	38,684		35,150		3,534	10%
Total revenues	1,415,570		1,365,751		49,819	4%
COST OF SALES	1,191,507		1,156,832		34,675	3%
GROSS PROFIT	224,063	100%	208,919	100%	15,144	7%
OPERATING EXPENSES:
Selling, general and administrative	176,386	79%	163,291	79%	13,095	8%
Depreciation and amortization	5,328	2%	4,955	2%	373	8%
Income from operations	42,349	19%	40,673	19%	1,676	4%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(11,216)	(5)%	(8,937)	(4)%	2,279	26%
Other interest expense	(11,786)	(5)%	(10,903)	(5)%	883	8%
Interest income	1,965	1%	727	—%	1,238	170%
Loss on extinguishment of long-term debt	(17,737)	(8)%	—	—%	17,737	NM
Other income, net	292	—%	344	—%	(52)	(15)%
Total other expense, net	(38,482)	(17)%	(18,769)	(9)%	19,713	105%
Income before income taxes	3,867	2%	21,904	10%	(18,037)	(82)%
INCOME TAX EXPENSE	1,458	1%	8,214	3%	(6,756)	(82)%
INCOME FROM CONTINUING OPERATIONS	2,409	1%	13,690	7%	(11,281)	(82)%
DISCONTINUED OPERATIONS, net of tax	(1,976)	(1)%	(1,137)	(1)%	(839)	(74)%
NET INCOME	$433	—%	$12,553	6%	$(12,120)	(97)%

Income from continuing operations per common share- Diluted	$0.07		$0.41		$(0.34)	(83)%
Net income per common share- Diluted	$0.01		$0.37		$(0.36)	(97)%

Net income was $0.4 million, or $0.01 per diluted share, for the three months ended March 31, 2007, as compared to $12.6 million, or $0.37 per diluted share for the three months ended March 31, 2006.  Net income for the three months ended March 31, 2007 includes $11.1 million (net of tax) of costs associated with the refinancing of our long-term debt and $1.8 million of costs associated with the retirement of our current CEO, Kenneth B. Gilman.

Income from continuing operations was $2.4 million, or $0.07 per diluted share, for the three months ended March 31, 2007, as compared to $13.7 million, or $0.41 per diluted share, for the three months ended March 31, 2006.  Excluding the long-term debt refinancing and retirement of our current CEO mentioned above, adjusted income from continuing operations increased $1.6 million (12%) to $15.3 million for the three months ended March 31, 2007 from $13.7 million for the three months ended March 31, 2006. We believe that excluding these items provides a more accurate representation of our year over year financial performance.

The 12% increase in adjusted income from continuing operations resulted from a balanced performance across all four of our business lines and continued improvement in the SG&A expense as a percent of gross profit.  Our results during the three months ended March 31, 2007 include (i) a $5.4 million (6%) increase in fixed operations gross profit and a $3.7 million (12%) increase in used vehicle gross profit as a result of our continued focus on our high margin businesses; (ii) $3.5 million (10%) increase in finance and insurance gross profit driven by improved dealership generated F&I PVR, partially resulting from our re-negotiated contract with our primary service contract provider, (iii) a $2.5 million (4%) increase in new vehicle gross profit as a result of increased demand for certain new luxury vehicles and improved gross profit margin on mid-line import vehicles as we capitalized on manufacturer incentive programs, and (iv) an 80 basis point improvement in adjusted SG&A expenses (excluding the retirement benefits discussed above) as a percentage of gross profit, as we continue to leverage our fixed overhead and organizational structure. These factors were partially offset by a 26% increase in floor plan interest expense principally resulting from a 65 basis point increase in short-term interest rates and higher inventories of heavy trucks.

Total revenues increased $49.8 million (4%) to $1.4 billion for the three months ended March 31, 2007. The increase in total revenues was a result of a $25.7 million (7%) increase in used vehicle revenue and a $14.8 million (2%), increase in new vehicle revenue.

Total gross profit increased $15.2 million (7%), to $224.1 million for the three months ended March 31, 2007, from $208.9 million for the three months ended March 31, 2006. The increase in total gross profit was a result of strong performances across all of our business lines, in particular our higher margin fixed operations and F&I businesses, which contributed to a 50 basis point increase in our total gross profit margin.

	For the Three Months Ended March 31,				Increase	%
New Vehicle —	2007		2006		(Decrease)	Change
	(In thousands, except for unit and PVR data)
Revenue:
New retail revenue—same store(1)
Luxury	$264,958	34%	$248,221	33%	$16,737	7%
Mid-line import	320,005	42%	317,170	42%	2,835	1%
Mid-line domestic	118,026	15%	122,029	16%	(4,003)	(3)%
Value	10,594	1%	10,252	1%	342	3%
Total passenger vehicle retail revenue- same store	713,583		697,672		15,911	2%
Heavy trucks	58,730	8%	63,135	8%	(4,405)	(7)%
Total new retail revenue—same store(1)	772,313	100%	760,807	100%	11,506	2%
New retail revenue—acquisitions	1,167		—
Total new retail revenues	773,480		760,807		12,673	2%
Fleet revenue—same store(1)	50,971		48,850		2,121	4%
Fleet revenue—acquisitions	—		—
Total fleet revenue	50,971		48,850		2,121	4%
New vehicle revenue, as reported	$824,451		$809,657		$14,794	2%
New retail units:
New retail units—same store(1)
Luxury	5,519	23%	5,507	23%	12	—%
Mid-line import	13,083	54%	12,764	53%	319	2%
Mid-line domestic	4,101	17%	4,294	18%	(193)	(4)%
Value	517	2%	482	2%	35	7%
Total passenger vehicle retail units- same store	23,220		23,047		173	1%
Heavy trucks	1,017	4%	1,076	4%	(59)	(5)%
Total new retail units—same store(1)	24,237	100%	24,123	100%	114	—%
New retail units—acquisitions	55		—
Retail units—actual	24,292		24,123		169	1%

New revenue PVR—same store(1)	$31,865		$31,539		$326	1%
New revenue PVR—actual	$31,841		$31,539		$302	1%

(1)                                  Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Three Months Ended March 31,				Increase	%
	2007		2006		(Decrease)	Change
	(In thousands, except for unit and PVR data)
Gross Profit:
New retail gross profit—same store(1)
Luxury	$21,565	37%	$19,790	35%	$1,775	9%
Mid-line import	24,060	41%	22,846	41%	1,214	5%
Mid-line domestic	8,794	15%	9,905	18%	(1,111)	(11)%
Value	738	1%	928	2%	(190)	(20)%
Total passenger vehicle retail gross profit- same store	55,157		53,469		1,688	3%
Heavy trucks	3,252	6%	2,760	4%	492	18%
Total new retail gross profit—same store(1)	58,409	100%	56,229	100%	2,180	4%
New retail gross profit—acquisitions	63		—
Total retail gross profit	58,472		56,229		2,243	4%
Fleet gross profit—same store(1)	1,065		821		244	30%
Fleet gross profit—acquisitions	—		—
Total fleet gross profit	1,065		821		244	30%
New vehicle gross profit, as reported	$59,537		$57,050		$2,487	4%

New gross profit PVR—same store(1)	$2,410		$2,331		$79	3%
New gross profit PVR—actual	$2,407		$2,331		$76	3%

New retail gross margin—same store(1)	7.6%		7.4%		0.2%	3%
New retail gross margin—actual	7.6%		7.4%		0.2%	3%

(1)                                  Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

New vehicle revenues increased $14.8 million (2%) to $0.8 billion for the three months ended March 31, 2007. The increase in new vehicle revenues was a result of a $19.6 million (3%) increase in our same store new retail revenue from luxury and mid-line import brands, partially offset by a $4.0 million (3%) decrease in mid-line domestic sales, as these brands continue to lose market share; and a $4.4 million (7%) decrease in heavy trucks as a result of lower demand from changes in emission laws effective January 2007.  Same store new vehicle retail revenues excluding heavy trucks (“passenger vehicle”) increased $15.9 million (2%) for the three months ended March 31, 2007, compared with the three months ended March 31, 2006. Our same store passenger vehicle retail unit sales increased 1% despite a 1% decrease in the overall U.S. passenger retail vehicle industry. We continue to benefit from our strong brand mix, heavily weighted toward luxury and mid-line import brands that continue to increase their market share.

New vehicle gross profit increased $2.4 million (4%) to $59.5 million for the three months ended March 31, 2007, from $57.1 million for the three months ended March 31, 2006. New retail gross profit increased $2.2 million (4%) driven by a $3.0 million (7%) increase in luxury and mid-line import same store retail gross profit as a result of (i) increased demand for certain new luxury vehicles, (ii) the continued increase in mid-line import market share and (iii) our ability to capitalize on manufacturer incentive programs from mid-line import brands. These increases in same store retail gross profit were partially offset by the performance of our mid-line domestic and value brands, which were down 11% and 20%, respectively, with the majority of the decrease resulting from the continued loss of market share for the domestic brands.

We expect our passenger vehicle unit sales, revenue and gross profit to outperform the U.S. passenger retail unit sales environment as we believe the luxury and mid-line import brands will continue to increase market share. However, we expect heavy trucks unit sales, revenue and gross profit to decrease significantly in 2007 as the new emission laws have significantly increased the price of heavy trucks, resulting in a temporary reduction in demand for heavy trucks produced in the near future. We believe we will mitigate some of this decrease as we strategically increased our inventory of 2006 model year heavy trucks because 2006 model year heavy trucks will not be required to adhere to the new emission laws.

	For the Three
	Months Ended
	March 31,		Increase	%
Used Vehicle —	2007	2006	(Decrease)	Change
	(In thousands, except for unit and PVR data)
Revenue:
Retail revenues—same store(1)	$295,794	$266,367	$29,427	11%
Retail revenues—acquisitions	722	—
Total used retail revenues	296,516	266,367	30,149	11%
Wholesale revenues—same store(1)	81,407	86,048	(4,641)	(5)%
Wholesale revenues—acquisitions	224	—
Total wholesale revenues	81,631	86,048	(4,417)	(5)%
Used vehicle revenue, as reported	$378,147	$352,415	$25,732	7%
Gross Profit:
Retail gross profit—same store(1)	$35,576	$32,033	$3,543	11%
Retail gross profit—acquisitions	77	—
Total used retail gross profit	35,653	32,033	3,620	11%
Wholesale gross profit—same store(1)	494	400	94	24%
Wholesale gross profit—acquisitions	22	—
Total wholesale gross profit	516	400	116	29%
Used vehicle gross profit, as reported	$36,169	$32,433	$3,736	12%

Used retail units—same store(1)	16,568	15,219	1,349	9%
Used retail units—acquisitions	57	—
Used retail units—actual	16,625	15,219	1,406	9%

Used revenue PVR—same store(1)	$17,853	$17,502	$351	2%
Used revenue PVR—actual	$17,836	$17,502	$334	2%

Used gross profit PVR—same store(1)	$2,147	$2,105	$42	2%
Used gross profit PVR—actual	$2,145	$2,105	$40	2%

Used retail gross margin—same store(1)	12.0%	12.0%	—%	—%
Used retail gross margin—actual	12.0%	12.0%	—%	—%

(1)                                  Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Used vehicle revenues increased $25.7 million (7%) to $0.4 billion for the three months ended March 31, 2007. The increase in used vehicle revenues was a result of a 9% increase in used retail unit sales.  Used vehicle gross profit increased $3.8 million (12%) to $36.2 million for the three months ended March 31, 2007, from $32.4 million for the three months ended March 31, 2006. Used retail gross profit increased $3.7 million (11%) to $35.7 million as a result of a 9% increase in used retail unit sales.

The increases in our used retail units sales and used gross profit is a result of our investment in technology to better value trade-ins and improve inventory management, sharing of best practices and the execution by our regional management teams dedicated to the used vehicle business.  We expect used vehicle revenues and gross profit to continue to increase in the future as we execute our current initiatives, increase our focus on sub-prime customers and increase our focus on our training initiatives.

	For the Three Months Ended
	March 31,		Increase	%
Fixed Operations —	2007	2006	(Decrease)	Change
	(In thousands, except for unit data)
Revenue:
Revenues—same store(1)
Parts and service	$158,231	$152,475	$5,756	4%
Collision repair	15,984	16,054	(70)	—%
Total revenue—same store(1)	174,215	168,529	5,686	3%
Revenues—acquisitions	73	—
Parts, service and collision repair revenue, as reported	$174,288	$168,529	$5,759	3%

Gross Profit:
Gross profit—same store(1)
Parts and service	$80,885	$75,852	$5,033	7%
Collision repair	8,719	8,434	285	3%
Total gross profit—same store(1)	89,604	84,286	5,318	6%
Gross profit—acquisitions	69	—
Parts, service and collision repair gross profit, as reported	$89,673	$84,286	$5,387	6%

Parts and service gross margin—same store(1)	51.1%	49.7%	1.4%	3%
Collision repair gross margin—same store(1)	54.5%	52.5%	2.0%	4%

(1)                                  Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Fixed operations revenues increased $5.8 million (3%) to $174.3 million for the three months ended March 31, 2007, from $168.5 million for the three months ended March 31, 2006. Fixed operations revenues increased primarily due to an 8% increase in our “customer pay” parts and service businesses. The growth in our “customer pay” business is a result of our investments in facility expansion and equipment upgrades, increased capacity utilization, and continued focus on customer retention initiatives.

Fixed operations gross profit increased $5.4 million (6%) to $89.7 million for the three months ended March 31, 2007, from $84.3 million for the three months ended March 31, 2006. The increase in fixed operations gross profit is primarily a result of an 11% increase in gross profit from our “customer pay” parts and service businesses.

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

	For the Three Months Ended
	March 31,		Increase	%
Finance and Insurance, net—	2007	2006	(Decrease)	Change
	(In thousands, except for unit and PVR data)

Dealership generated F&I—same store(1)	$38,609	$34,157	$4,452	13%
Dealership generated F&I—acquisitions	75	—
Dealership generated F&I, net	38,684	34,157	4,527	13%
Corporate generated F&I	—	993	(993)	NM
Finance and insurance, net as reported	$38,684	$35,150	$3,534	10%

Dealership generated F&I PVR-same store (1) (2)	$946	$868	$78	9%
Dealership generated F&I PVR-actual (2)	$945	$868	$77	9%
F&I PVR-actual	$945	$893	$52	6%

(1)                                  Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)             Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I gross profit PVR.

F&I increased $3.5 million (10%) to $38.7 million for the three months ended March 31, 2007, from $35.2 million for the three months ended March 31, 2006. Approximately $3.0 million of the increase in F&I was a result of the $77 (9%) increase in dealership generated F&I PVR, $1.4 million from a 4% increase in retail units, partially offset by the $1.0 million reduction in corporate generated F&I.  The increase in dealership generated F&I PVR was a result of a renegotiated contract with our primary service contract provider in the second quarter of 2006, which contributed an incremental $35 PVR.  During the second quarter of 2006 we sold our remaining interest in a pool of extended service contracts.  As a result of this sale, we no longer receive any corporate generated F&I.

Dealership generated F&I, which excludes corporate generated F&I, increased $4.5 million (13%) to $38.7 million for the three months ended March 31, 2007, from $34.2 million for the three months ended March 31, 2006. The increase in dealership generated F&I was primarily a result of a 9% increase in dealership generated F&I PVR. We anticipate F&I will increase in the future as a result of (i) increased retail unit sales, (ii) the maturation of new F&I programs and (iii) improvement of the F&I operations at our under-performing franchises.

	For the Three Months Ended March 31,				% of Gross	% of
Selling, General and Administrative —	2007	% of Gross Profit	2006	% of Gross Profit	Profit Increase (Decrease)	Gross Profit % Change
Personnel costs	$80,926	36.1%	$77,561	37.1%	(1.0)%	(3)%
Sales compensation	25,196	11.2%	23,131	11.1%	0.1%	1%
Share-based compensation	1,895	0.8%	1,369	0.7%	0.1%	14%
Retirement benefits expense	2,950	1.3%	—	—%	1.3%	NM
Outside services	15,196	6.8%	13,157	6.3%	0.5%	8%
Advertising	12,545	5.6%	11,562	5.5%	0.1%	2%
Rent	13,941	6.2%	12,994	6.2%	—%	—%
Utilities	4,775	2.1%	4,863	2.3%	(0.2)%	(9)%
Insurance	3,563	1.7%	3,864	1.9%	(0.2)%	(11)%
Other	15,399	6.9%	14,790	7.1%	(0.2)%	(3)%
Selling, general and administrative	$176,386	78.7%	$163,291	78.2%	0.5%	1%

Adjustments to SG&A:
Retirement benefits expense	(2,950)	(1.3)%	—
Adjusted selling, general and administrative	$173,436	77.4%	$163,291	78.2%	(0.8)%	(1)%

Gross Profit	$224,063		$208,919

SG&A expenses were $176.4 million for the three month ended March 31, 2007, as compared to $163.3 million for the three months ended March 31, 2006.  SG&A expenses during the three months ended March 31, 2007 include $3.0 million of costs associated with the retirement of our current CEO, Kenneth B. Gilman. Excluding this item, adjusted SG&A expense as a percentage of gross profit decreased 80 basis points to 77.4% for the three months ended March 31, 2007, from 78.2% for the three months ended March 31, 2006. The improvement in adjusted SG&A as a percentage of adjusted gross profit is a result of several expense control initiatives and continued leveraging of our fixed overhead and organizational structure by increasing total gross profit by $15.1 million (7%) during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.  We anticipate that we will continue to lower our SG&A expense as a percentage of gross profit in the future as we continue to consolidate certain back office functions and continue to leverage our fixed cost structure, partially offset by increased rent expense as we continue to add service capacity.

Depreciation and Amortization—

Depreciation and amortization expense increased $0.3 million (8%) to $5.3 million for the three months ended March 31, 2007 from $5.0 million for the three months ended March 31, 2006. This increase is primarily related to property and equipment acquired during 2007 and 2006. We expect depreciation and amortization to increase in the future as a result of previous and future capital expenditure projects to remodel and upgrade our facilities and expand our service capacity.

Other Income (Expense)—

Floor plan interest expense increased $2.3 million (26%) to $11.2 million for the three months ended March 31, 2007, from $8.9 million for the three months ended March 31, 2006. Approximately 43% of this increase was the result of a 65 basis point increase in short-term interest rates over last year, approximately 43% of the increase was the result of higher average inventory levels during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 and the remaining 14% was primarily the result of the amortization of two cash flow swaps, which were terminated in March of 2006. The increase in the average inventory levels are primarily a result of increased inventories of heavy trucks as we have strategically increased our inventories of 2006 model heavy trucks due to the change in emission laws effective January 2007.  We expect floor plan expense to fluctuate with changes in our inventory levels in the near future as we anticipate that short-term interest rates will remain at their current level.

Other interest expense increased $0.9 million (8%) to $11.8 million for the three months ended March 31, 2007, from $10.9 million for the three months ended March 31, 2006. Approximately $0.2 million of the increase in other interest expense is a result of a higher effective interest rate on our 8% Notes due to the termination of a fair value swap on our 8% Notes in March of 2006. As a result, our 8% Notes, which had a variable rate while the fair value swap was in place, became fixed at 8% in March 2006 and will remain fixed until maturity in 2014. The amortization of the swap termination costs increased other interest expense by $0.2 million for the three months ended March 31, 2007.

During the three months ended March 31, 2007, we recognized a $17.7 million loss on the extinguishment of $238.1 million of our 9% Notes and $3.0 million of our 8% Notes in connection with the refinancing of our long-term debt. Included in the $17.7 million loss are (i) a $12.4 million premium on the repurchase of the 9% Notes and 8% Notes, (ii) $5.2 million of costs associated with a pro-rata write-off of unamortized debt issuance costs associated with the 9% Notes and 8% Notes, and (iii) $0.1 million of costs associated with a pro-rata write-off of the unamortized value of our terminated fair value swap associated with the 8% Notes.  Other interest expense will decrease by $7.9 million on an annual basis as a result of this debt refinancing. In addition, our board of directors has authorized us to repurchase up to an additional $19.4 million of our senior subordinated notes.

Interest income increased $1.3 million (170%) to $2.0 million for the three months ended March 31, 2007 from $0.7 million for the three months ended March 31, 2006.  The increase in interest income is a result of higher average cash balances during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 and a 65 basis point increase in short-term interest rates.

Income Tax Expense—

Income tax expense decreased $6.7 million (82%), to $1.5 million for the three months ended March 31, 2007, compared to $8.2 million for the three months ended March 31, 2006. Our effective tax rate for the three months ended March 31, 2007, was 37.7% compared to 37.5% for the three months ended March 31, 2006, an increase of 20 basis points principally as a result of tax law changes in the state of Texas. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our future annual effective tax rate will be between 37.5% and 38.5%.

Discontinued Operations—

	For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Franchises	2	12
Net losses from sold or closed franchises, net of tax	$(664)	$(1,170)
Net divestiture income (expense) including net gain (loss) on sale of franchises, net of tax	(1,312)	33
Discontinued operations, net of tax	$(1,976)	$(1,137)

During the three months ended March 31, 2007, we sold two franchises (two dealership locations). The $2.0 million loss from discontinued operations is a result of (i) $1.3 million, net of tax, of divestiture expense associated with the two franchises mentioned above (ii) $0.1 million, net of tax, of net losses of franchises sold in 2007 and (iii) $0.6 million, net of tax, of additional divestiture costs and certain recurring costs associated with franchises sold prior to 2007.  The $1.1 million loss from discontinued operations for the three months ended March 31, 2006, includes $1.2 million, net of tax, of losses of franchises sold or closed in 2007 and 2006 and $0.1 million, net of tax, of net divestiture income associated with franchises sold during the three months ended March 31, 2006.

 We continuously evaluate the financial and operating results of our dealerships, specifically the 10% contributing the least amount of operating income, and we will look to divest dealerships that do not meet our expectations. We do not currently have any franchises held for sale and based on the performance of our current brand mix, we do not anticipate a significant amount of divestitures in the near future.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of March 31, 2007, our funds generated through future operations and the funds available for borrowings under our Committed Credit Facility (as defined below), floor plan facilities, mortgage notes payable and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions, capital expenditures, current divided commitments and any seasonal operating requirements for the foreseeable future.

As of March 31, 2007, we had cash and cash equivalents of approximately $94.5 million and working capital of $387.7 million. In addition, we had $125.0 million available for borrowings under our committed credit facility for working capital, general corporate purposes and acquisitions.

Long-term Debt Refinancing

During the three months ended March 31, 2007, we initiated a refinancing of our long-term debt which included (i) a cash tender offer for all of our $250.0 million 9% Senior Subordinated Notes due 2012 (“9% Notes”), (ii) the issuance of $115.0 million of 3% Senior Subordinated Convertible Notes due 2012 (“3% Notes”), which have an initial conversion price of $33.99 and (iii) the issuance of $150.0 million of 7.625% Senior Subordinated Notes due 2017.  As of March 31, 2007, we had completed the issuance of our 3% Notes and 7.625% Notes and repurchased $238.1 million of our 9% Notes through our tender offer.  We plan to call the remaining $11.9 million of our 9% Notes on the first call date of June 15, 2007.  Upon completion of our long-term debt refinancing, we expect our annual interest expense will decrease by approximately $7.9 million.

In connection with the issuance of our 3% Notes, we paid $19.3 million for convertible note hedge and sold warrants to purchase shares of our common stock for proceeds of $8.9 million.  The convertible note hedge and warrant transactions are separate contracts and are not part of the terms of the 3% Notes and will not affect the holders’ rights under the 3% Notes.  Holders of the 3% Notes will not have any rights with respect to the convertible note hedge and warrant transactions. These equity transactions require the counterparties to deliver shares to holders of our 3% Notes who convert when the fair market value of our common stock is between $33.99 and $45.09, effectively increasing the conversion price of the 3% Notes to $45.09, which is a 62.50% premium over the market price of our common stock at the time of pricing. The convertible note hedge transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of exercise is greater than the strike price of the convertible note hedge transactions.

3% Senior Subordinated Convertible Notes due 2012—

On March 16, 2007, we issued $115.0 million in aggregate principal amount of our 3% Notes, receiving net proceeds of $111.4 million.  The sale of the notes was exempt from registration pursuant to Rule 144A under the Securities Act of 1933.  During the second quarter of 2007, we expect to file a shelf registration statement with the Securities and Exchange Commission covering the resale of the notes and the underlying common stock.  The costs related to the issuance of these notes were capitalized and are being amortized to other interest expense over the term of the notes.  We pay interest on these notes on March 15 and September 15 of each year until their maturity on September 15, 2012.  If and when these notes are converted, we will pay cash for the principal amount of each note and, if applicable, shares of our common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the notes) and the relevant 30 VWAP trading day observation period. The initial conversion rate for the notes will be 29.4172 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $33.99 per share.   The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest.

Our 3% Notes are guaranteed by all our wholly-owned current subsidiaries and all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. The terms of our 3% Notes, in certain circumstances, restrict our ability to, among other things, sell all or substantially all of our assets.

7.625% Senior Subordinated Notes due 2017—

On March 26, 2007, we issued $150.0 million of our 7.625% Notes, receiving net proceeds of $146.3 million.  The sale of the notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  During the second quarter of 2007, we expect to file a registration statement with the Securities and Exchange Commission in connection with an exchange offer to exchange the notes for new notes with substantially identical terms that are registered under the Securities Act of 1933 and, therefore, will generally be freely transferable.  The costs related to the issuance of these notes were capitalized and are being amortized to other interest expense over the term of the notes.  We pay interest on these notes on March 15 and September 15 of each year until their maturity on March 15, 2017.  At any time during the term of the 7.625% Notes we may, at our option, choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the applicable premium set forth in the 7.625% Notes indenture.  On or before March 15, 2010, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of these notes at a redemption price equal to 107.625% of their principal amount plus accrued and unpaid interest thereon.

Our 7.625% Notes are guaranteed by all of our wholly-owned current subsidiaries and all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. The terms of our 7.625% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.

Share Repurchase and Dividends

In January 2007, our board of directors declared a $0.20 per share dividend, which was the third consecutive quarter that a $0.20 per share dividend was paid.

In February 2007, our board of directors approved a 1.3 million share repurchase program with the objective of offsetting earnings per share dilution resulting from employee share-based compensation programs.  In connection with the refinancing of our long-term debt, we elected to purchase all of the 1.3 million shares at $27.75 per share for $36.1 million.

Committed Credit Facility

We have a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A., and 18 other financial institutions (the “Syndicate”), which provides us with $125.0 million of working capital borrowing capacity and $425.0 million of financing for all of our new and used vehicle inventory with the exception of our (i) Ford, Lincoln, Mercury, Mazda, Volvo and Rover dealerships (“Ford Trustmark”), (ii) General Motors dealerships and (iii) Mercedes, Chrysler, Dodge and Jeep dealerships (“DaimlerChrysler Dealerships”) through March 2009.  Ford Motor Credit Corporation (“FMCC”) provides us with $150.0 million of floor plan financing outside of the Syndicate to finance inventory at our Ford Trustmark dealerships while General Motors Acceptance Corporation (“GMAC”) and DaimlerChrysler Financial Services (“DCFS”) each provides us with $100.0 million of floor plan financing outside of the Syndicate to finance inventory at our General Motors’ dealerships and DaimlerChrylser Dealerships, respectively.

Floor Plan Financing-

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory. We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “Floor plan notes payable — manufacturer affiliated” and all other floor plan notes payable “Floor plan notes payable — non-manufacturer affiliated.”  As of March 31, 2007, total borrowing capacity under the floor plan financing agreements with our vehicle floor plan providers totaled $795.0 million. In addition, as of March 31, 2007, we had total borrowing capacity of $56.0 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of March 31, 2007, we had $671.4 million, outstanding to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our vehicle inventory.

Amounts borrowed under the Committed Credit Facility are secured by certain of our tangible and intangible assets and the guarantees of each of our subsidiaries, other than our Toyota and Lexus subsidiaries.

Debt Covenants-

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) an adjusted current ratio of at least 1.2 to 1, of which our ratio was 1.6 to 1 as of March 31, 2007; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was 1.6 to 1 as of March 31, 2007; (iii) an adjusted leverage ratio of not more than 4.5 to 1, of which our ratio was 2.9 to 1 as of March 31, 2007 and (iv) a minimum adjusted net worth of not less than $350.0 million, of which our adjusted net worth was $467.7 million as of March 31, 2007. A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured.

Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was 1.5 to 1 as of March 31, 2007 and (ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was 3.2 to 1 as of March 31, 2007. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the amount to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of March 31, 2007, we were in compliance with all our debt and lease agreement covenants.

Cash Flows for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

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

	For the Three Months Ended March 31,
(In thousands)	2007	2006
Reconciliation of Cash (used in)provided by Operating Activities to Adjusted Cash provided by Operating Activities
Cash (used in) provided by operating activities — as reported	$(44,360)	$73,686
Floor plan notes payable — non-manufacturer affiliated, net	60,994	(70,437)
Cash provided by operating activities — as adjusted	$16,634	$3,249

Reconciliation of Cash provided by(used in) Financing Activities to Adjusted Cash(used in) provided by Financing Activities
Cash provided by (used in) financing activities — as reported	$16,042	$(67,808)
Floor plan borrowings — non-manufacturer affiliated	(663,002)	(677,249)
Floor plan repayments — non-manufacturer affiliated	602,008	747,686
Cash (used in) provided by financing activities — as adjusted	$(44,952)	$2,629

Operating Activities-

Net cash used in operating activities totaled $44.4 million for the three months ended March 31, 2007. Net cash provided by operating activities totaled $73.7 million for the three months ended March 31, 2006. Net cash provided by operating activities, as adjusted, totaled $16.6 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively. Cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The increase in our cash provided by operating activities, as adjusted, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was a result of a $9.6 million increase in net income adjusted for non-cash items and $5.6 million related to the timing of payments of accounts payable, accrued liabilities and prepaid assets.

Investing Activities—

Net cash used in investing activities totaled $6.4 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $12.9 million and $11.9 million for the three months ended March 31, 2007 and 2006, respectively, of which $2.7 million and $6.4 million, were financed or were pending financing through sale-leaseback agreements for the three months ended March 31, 2007 and 2006, respectively. Our capital investments consisted of upgrades of our existing facilities, equipment purchases and construction of new facilities.  Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. We expect that capital expenditures during 2007 will total between $70 million and $80 million, of which we intend to finance approximately 50% to 60% principally through sale-leaseback agreements.

Proceeds from the sale of assets totaled $8.4 million and $9.3 million for the three months ended March 31, 2007 and 2006, respectively. Included in the proceeds from the sale of assets for the three months ended March 31, 2007 and 2006, was $5.4 million and $5.9 million of proceeds that were paid directly to our floor plan providers associated with the sale of inventory in connection with our divestitures. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash provided by financing activities totaled $16.0 million for the three months ended March 31, 2007. Net cash used in financing activities totaled $67.8 million for the three months ended March 31, 2006. Net cash used in financing activities, as adjusted, totaled $45.0 million for the three months ended March 31, 2007. Net cash provided by financing activities, as adjusted, totaled $2.6 million for the three months ended March 31, 2006.

During the three months ended March 31, 2007, and 2006, proceeds from borrowings totaled $265.0 million and $0.9 million, respectively.  Proceeds from borrowings during the three months ended March 31, 2007 include the issuance of our 3% Notes and 7.625% Notes.  In addition we incurred $7.3 million of debt issuance costs associated with issuance of our 3% Notes and 7.625% Notes.

During the three months ended March 31, 2007, and 2006, we repaid debt of $253.9 million and $1.6 million, respectively. Included in the $253.9 million of debt repayments above was $250.4 million related to the repurchase of $238.1 million of our 9% Notes and $3.1 million related to the repurchase of $3.0 million of our 8% Notes. In addition, our board of directors has authorized us to repurchase up to an additional $19.4 million of our senior subordinated notes.

During the three months ended March 31, 2007, in connection with the 3% Notes we paid $19.3 million for a convertible bond hedge and sold warrants to purchase shares of our common stock at $45.09 per share for proceeds of $8.9 million.

During the three months ended March 31, 2007, we paid a $0.20 per share dividend totaling $6.7 million. This was the third consecutive quarter that a $0.20 per share dividend was paid.

During the three months ended March 31, 2007, in connection with the issuance of convertible debt, we purchased 1.3 million shares of our common stock at $27.75 per share for $36.1 million.

During the three months ended March 31, 2007, we received net proceeds of $3.2 million from the sale of real estate associated with sale-leaseback transactions. We consider these particular transactions financing activities as we owned the real estate and related improvements prior to the sale-leaseback transaction and continue to use the dealership facilities and related real estate in our operations. We have entered into long-term lease agreements for use of the dealership facilities with the lessors.

During the three months ended March 31, 2007 and 2006, we received net proceeds from the exercise or vesting of share-based equity awards totaling $0.3 million and $2.9 million, respectively.  The $0.3 million of proceeds for the three months ended March 31, 2007, includes the payment of $0.7 million of employee tax withholdings in connection with a net share settlement of equity awards.

Off-Balance Sheet Transactions

We had no material off-balance sheet transactions during the periods presented other than those disclosed in Note 14 of our condensed consolidated financial statements.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 9% Senior Subordinated Notes due 2012, our 8% Senior Subordinated Notes due 2014, our 7.625% Senior Subordinated Notes due 2017 and our Committed Credit Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. As of March 31, 2007, our ability to repurchase shares and pay cash dividends was limited to $34.8 million due to these restrictions.

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

Inventories—

Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for new and used vehicles, we consider (i) the aging of new and used vehicles, (ii) loss histories of new and used vehicles, (iii) the timing of annual and model changeovers of new vehicles and (iv) current market conditions. We very rarely sell new vehicles that have been in inventory for less than 300 days at a loss. Our new vehicle loss histories have indicated that our losses range between 1% to 6% of our new vehicle inventory that exceeded 300 days old. As of March 31, 2007, our new vehicle loss reserve was $0.6 million or 5.6% of new vehicle inventory over 300 days old. Each 1% change in our estimate would change our new vehicle reserve approximately $0.1 million. Our used vehicle loss histories have indicated that our losses range between 2% to 4% of our used vehicle inventory. As of March 31, 2007, our used vehicle loss reserve was $3.5 million or 2.8% of used vehicle inventory. A 1% change in our estimate of used vehicle losses during the three months ended March 31, 2007 would change Used Vehicle Cost of Sales by approximately $1.2 million.

Notes Receivable—Finance Contracts—

As of March 31, 2007 and December 31, 2006, we had outstanding notes receivable from finance contracts of $17.5 million and $17.9 million, respectively. These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve. Our loss histories indicate our future credit losses will be approximately 16% of notes receivable. Our allowance for credit losses was $3.3 million and $3.1 million as of March 31, 2007 and December 31, 2006, respectively. A 1% change in our estimate of notes receivable losses during the three months ended March 31, 2007 would change our Finance and Insurance, net by approximately $0.3 million.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 7% and 21%. Our chargeback reserves were $14.5 million and $14.1 million as of March 31, 2007 and December 31, 2006, respectively. A 1% change in chargebacks of all our products during the three months ended March 31, 2007 would change Finance and Insurance, net by approximately $0.4 million.

Self Insurance Reserves—

We are self insured for certain employee medical, workers compensation and general liability claims. We maintain stop loss insurance for individual and aggregate claims. We maintain and frequently review claim and loss histories to help us assess our future liability for these claims. In addition, we use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of March 31, 2007, we had $7.4 million of insurance reserves for both known and unknown employee medical, workers compensation and general liability claims.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized as well as providing guidance on derecognition, measurement classification, interest and penalties and disclosure.

We adopted the provisions of FIN 48 effective January 1, 2007 and recognized no material adjustment in our liability for unrecognized tax benefits.   As of January 1, 2007, we had $3.6 million of total unrecognized tax benefits.  Of that amount $2.4 million, net of the federal effect, if recognized would favorably impact our effective rate in future periods.  We do not expect these amounts to change materially in the next twelve months.

In connection with the adoption of FIN 48, we analyzed our filing positions in all of the federal and state jurisdictions where we are required to file tax returns, as well as all open years in these jurisdictions.  We have uncertain tax positions in certain of the states in which we do business; however, none of the states individually constitute a “major” tax jurisdiction, as defined.  Years subject to audit range as far back as 2003.  The Internal Revenue Service commenced examinations of our consolidated federal returns for the years 2004 and 2005 in the first quarter of 2007, and certain of our subsidiary returns for 2003, 2004 and 2005 in the fourth quarter 2006.  In addition, we have various state audits for years 2003, 2004 and 2005, being performed as of March 31, 2007.  To date, no material adjustments have been proposed and we do not anticipate that these examinations will result in a material change to our financial position or results of operations.

We recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2007, we had approximately $0.7 million of accrued interest related to uncertain tax positions and no accrual for penalties.  We do not expect the amount of accrued interest to change materially in the next twelve months.

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

	For the Three Months Ended March 31,
(In thousands)	2007	2006
Reconciliation of Cash (used in) provided by Operating Activities to Adjusted Cash provided by Operating Activities
Cash (used in) provided by operating activities—as reported	$(44,360)	$73,686
Floor plan notes payable—non-manufacturer affiliated, net	60,994	(70,437)
Cash provided by operating activities—as adjusted	$16,634	$3,249

Reconciliation of Cash provided by (used in) Financing Activities to Adjusted Cash (used in) provided by Financing Activities
Cash provided (used in) by financing activities—as reported	$16,042	$(67,808)
Floor plan borrowings—non-manufacturer affiliated	(663,002)	(677,249)
Floor plan repayments—non-manufacturer affiliated	602,008	747,686
Cash (used in) provided by financing activities—as adjusted	$(44,952)	$2,629

Dealership generated Finance and Insurance Gross Profit PVR-

We evaluate our finance and insurance gross profit performance on a PVR basis by dividing our total finance and insurance gross profit by the number of retail vehicles sold. During 2003, our corporate office renegotiated a contract with one of our third party finance and insurance product providers, which resulted in the recognition of revenue during the three months ended March 31, 2006, that was attributable to retail vehicles sold during prior periods. We believe that dealership generated finance and insurance gross profit, which excludes the additional commissions derived from this contract, provides a more accurate measure of our finance and insurance operating performance.

The following table reconciles finance and insurance gross profit to dealership generated finance and insurance gross profit, and provides the necessary components to calculate dealership generated finance and insurance gross profit PVR:

	For the Three Months Ended March 31,
(In thousands, except for unit and per vehicle data)	2007	2006
Reconciliation of Finance and Insurance Gross Profit to Dealership Generated Finance and Insurance Gross Profit:
Finance and insurance gross profit, net (as reported)	$38,684	$35,150
Less: Corporate generated finance and insurance gross profit	—	(993)
Dealership generated finance and insurance gross profit	$38,684	$34,157

Dealership generated finance and insurance gross profit PVR	$945	$868

Retail units sold:
New retail units	24,292	24,123
Used retail units	16,625	15,219
Total	40,917	39,342

Adjusted SG&A Expense and Adjusted Income from Continuing Operations

Our selling, general and administrative expenses for the three months ended March 31, 2007 were impacted by expenses related to the retirement benefits of current CEO Kenneth B. Gilman.  We believe that a more accurate comparison of selling, general and administrative expenses can be made by adjusting for this item.

	For the Three Months Ended March 31,
	2007	2006
Adjusted SG&A expenses excluding retirement benefits expense:
SG&A expenses	$176,386	$163,291
Retirement benefits expense	(2,950)	—
Adjusted SG&A expenses	$173,436	$163,291

Gross profit	$224,063	$208,919
Adjusted SG&A expenses as a percentage of gross profit	77.4%	78.2%

Our income from continuing operations for the three months ended March 31, 2007, was impacted by expenses related to the retirement benefit of current CEO Kenneth B. Gilman and costs associated with our long-term debt refinancing.  We believe that a more accurate comparison of our income from continuing operations can be made by adjusting for these items.

	For the Three Months Ended March 31,
	2007	2006
Adjusted income from continuing operations excluding retirement benefits expense and loss on the extinguishment of long-term debt:
Net income	$433	$12,553
Discontinued operations, net of tax	1,976	1,137
Income from continuing operations	2,409	13,690

Retirement benefits expense, net of tax	1,838	—
Loss on extinguishment of long-term debt, net of tax	11,050	—
Adjusted income from continuing operations	$15,297	$13,690

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $557.1 million of total variable rate debt (including floor plan notes payable) outstanding as of March 31, 2007, a 1% change in interest rates would result in a change of approximately $5.6 million to our annual other interest expense.

We received $7.4 million of interest credit assistance from certain automobile manufacturers during the three months ended March 31, 2007. Interest credit assistance reduced cost of sales for the three months ended March 31, 2007 by $7.1 million and reduced new vehicle inventory by $4.4 million and $4.1 million as of March 31, 2007 and December 31, 2006, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk

In November 2006, we entered into an interest rate swap agreement with a notional principal amount of $150.0 million as a hedge against the changes in interest rates of our variable rate floor plan notes payable for a period of two years beginning in November 2006. The swap agreement was designated and qualifies as a cash flow hedge of future changes in interest rates of our variable rate floor plan notes payable and is not expected to contain any ineffectiveness. As of March 31, 2007, the swap agreement had a fair value of $0.4 million, which was included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheet.

Three of our interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of March 31, 2007, was $3.1 million ($2.0 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of these terminated cash flow swaps will total $0.9 million for the year ended December 31, 2007. In addition, included as a reduction to our 8% Notes as of March 31, 2007, was $7.5 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of this terminated fair value swap will total $1.1 million for the year ended December 31, 2007.

We have an interest rate swap with a current notional principal amount of $14.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. Under the terms of the swap agreement, we make payments based on a fixed rate of 6.08% and receive a variable rate cash flows based on one-month LIBOR.  As of March 31, 2007 and December 31, 2006, the swap agreement had a fair value of $0.3 million, which was included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

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

•                  our ability to successful implement our strategies,

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
4.1

Indenture, dated as of March 16, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 3% Senior Subordinated Convertible Notes due 2012

4.2	Form of 3% Senior Subordinated Convertible Notes due 2012
4.3

Indenture, dated as of March 26, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 7.625% Senior Subordinated Notes due 2017

4.4	Form of 7.625% Senior Subordinated Notes due 2017
4.5

Fifth Supplemental Indenture, dated as of March 8, 2007, among Asbury Automotive Group, Inc. and The Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007)*

4.6

Fourth Supplemental Indenture, dated as of March 15, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 of Asbury Automotive Group, Inc.

10.1

Registration Rights Agreement dated March 16, 2007, among Asbury Automotive Group, Inc., the subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 3% Senior Subordinated Convertible Notes due 2012 of Asbury Automotive Group, Inc.

10.2	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, between Asbury Automotive Group, Inc. and Goldman, Sachs & Co.
10.3	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007 among Asbury Automotive Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank AG, New York
10.4	Confirmation of Issuer Warrant dated March 12, 2007 between Asbury Automotive Group, Inc. and Goldman, Sachs & Co., dated March 12, 2007
10.5	Confirmation of Issuer Warrant dated March 12, 2007 among Asbury Automotive Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank AG, New York
10.6	Amendment to Confirmation dated March 13, 2007, between Goldman, Sachs & Co. and Asbury Automotive Group, Inc. relating to the Issuer Warrant
10.7	Amendment to Confirmation dated March 13, 2007, between Deutsche Bank AG, London Branch and Asbury Automotive Group, Inc. relating to the Issuer Warrant
10.8

Exchange and Registration Rights Agreement dated March 26, 2007, among Asbury Automotive Group, Inc., the subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 7.625% Senior Subordinated Notes due 2017 of Asbury Automotive Group, Inc.

10.9	Amendment to the Severance Pay Agreement for Key Employee between Charles B. Tomm and Asbury Automotive Group, Inc, dated as of February 1, 2007
10.10

Letter Agreement between Kenneth B. Gilman and Asbury Automotive Group, Inc., dated February 13, 2007 (filed as Exhibit 10.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007)*

10.11

Third Amendment to Credit Agreement dated August 1, 2006, effective as of March 8, 2007, among Asbury Automotive Group, Inc., each of the subsidiaries of the Company listed on the signature pages thereto, each of the Lenders listed on the signature pages thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, JPMorgan Chase Bank, N.A., as Floor Plan Agent for the Lenders, and Bank of America, N.A., as Syndication Agent (filed as Exhibit 10.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007)*

10.12	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2007)*
15.1	Awareness letter from Deloitte & Touche LLP
31.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of

1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007
32.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007

32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007

*                 Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: May 8, 2007	By:	/s/ CHARLES R. OGLESBY
		Name:	Charles R. Oglesby
		Title:	Chief Executive Officer and President

Date: May 8, 2007	By:	/s/ J. GORDON SMITH
		Name:	J. Gordon Smith
		Title:	Senior Vice President and Chief Financial
Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
4.1

Indenture, dated as of March 16, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 3% Senior Subordinated Convertible Notes due 2012

4.2	Form of 3% Senior Subordinated Convertible Notes due 2012
4.3

Indenture, dated as of March 26, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 7.625% Senior Subordinated Notes due 2017

4.4	Form of 7.625% Senior Subordinated Notes due 2017
4.5

Fifth Supplemental Indenture, dated as of March 8, 2007, among Asbury Automotive Group, Inc. and The Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007)*

4.6

Fourth Supplemental Indenture, dated as of March 15, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 of Asbury Automotive Group, Inc.

10.1

Registration Rights Agreement dated March 16, 2007, among Asbury Automotive Group, Inc., the subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 3% Senior Subordinated Convertible Notes due 2012 of Asbury Automotive Group, Inc.

10.2	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, between Asbury Automotive Group, Inc. and Goldman, Sachs & Co.
10.3	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007 among Asbury Automotive Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank AG, New York
10.4	Confirmation of Issuer Warrant dated March 12, 2007 between Asbury Automotive Group, Inc. and Goldman, Sachs & Co., dated March 12, 2007
10.5	Confirmation of Issuer Warrant dated March 12, 2007 among Asbury Automotive Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank AG, New York
10.6	Amendment to Confirmation dated March 13, 2007, between Goldman, Sachs & Co. and Asbury Automotive Group, Inc. relating to the Issuer Warrant
10.7	Amendment to Confirmation dated March 13, 2007, between Deutsche Bank AG, London Branch and Asbury Automotive Group, Inc. relating to the Issuer Warrant
10.8

Exchange and Registration Rights Agreement dated March 26, 2007, among Asbury Automotive Group, Inc., the subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 7.625% Senior Subordinated Notes due 2017 of Asbury Automotive Group, Inc.

10.9	Amendment to the Severance Pay Agreement for Key Employee between Charles B. Tomm and Asbury Automotive Group, Inc, dated as of February 1, 2007
10.10

Letter Agreement between Kenneth B. Gilman and Asbury Automotive Group, Inc., dated February 13, 2007 (filed as Exhibit 10.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007)*

10.11

Third Amendment to Credit Agreement dated August 1, 2006, effective as of March 8, 2007, among Asbury Automotive Group, Inc., each of the subsidiaries of the Company listed on the signature pages thereto, each of the Lenders listed on the signature pages thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, JPMorgan Chase Bank, N.A., as Floor Plan Agent for the Lenders, and Bank of America, N.A., as Syndication Agent (filed as Exhibit 10.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007)*

10.12	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2007)*
15.1	Awareness letter from Deloitte & Touche LLP
31.1

Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007

31.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of

1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007
32.2

Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007

*      Incorporated by reference