Form 10-Q
period 2007-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2007-08-09
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of August 6, 2007, was 35,418,501 (net of 3,657,261 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

INDEX

PART I — Financial Information

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,680	$129,170
Contracts-in-transit	117,136	126,012
Accounts receivable (net of allowance of $649 and $648, respectively)	146,083	167,562
Inventories	808,235	775,313
Deferred income taxes	13,961	13,961
Prepaid and other current assets	70,691	55,099
Assets held for sale	18,976	25,947

Total current assets	1,223,762	1,293,064
PROPERTY AND EQUIPMENT, net	209,471	202,584
GOODWILL	456,416	447,996
OTHER LONG-TERM ASSETS	97,907	87,193

Total assets	$1,987,556	$2,030,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$198,333	$319,896
Floor plan notes payable—non-manufacturer affiliated	468,976	380,881
Current maturities of long-term debt	27,225	23,144
Accounts payable	63,176	63,951
Accrued liabilities	90,553	89,296
Liabilities associated with assets held for sale	—	3,887

Total current liabilities	848,263	881,055
LONG-TERM DEBT	465,782	454,010
DEFERRED INCOME TAXES	49,780	53,991
OTHER LONG-TERM LIABILITIES	35,803	29,948
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 90,000,000 shares authorized, 36,224,960 and 35,071,401 shares issued, including shares held in treasury, respectively	362	351
Additional paid-in capital	437,385	431,725
Retained earnings	203,979	196,393
Treasury stock, at cost; 3,657,261 and 1,536,706 shares held, respectively	(52,338)	(14,559)
Accumulated other comprehensive loss	(1,460)	(2,077)

Total shareholders’ equity	587,928	611,833

Total liabilities and shareholders’ equity	$1,987,556	$2,030,837

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2007	2006	2007	2006
REVENUES:
New vehicle	$891,281	$906,669	$1,715,732	$1,716,326
Used vehicle	395,503	378,739	773,650	731,154
Parts, service and collision repair	176,173	170,701	350,461	339,230
Finance and insurance, net	43,576	42,706	82,260	77,856

Total revenues	1,506,533	1,498,815	2,922,103	2,864,566

COST OF SALES:
New vehicle	829,059	843,724	1,593,973	1,596,331
Used vehicle	361,006	344,458	702,984	664,440
Parts, service and collision repair	84,056	84,200	168,671	168,443

Total cost of sales	1,274,121	1,272,382	2,465,628	2,429,214

GROSS PROFIT	232,412	226,433	456,475	435,352
OPERATING EXPENSES:
Selling, general and administrative	173,625	169,458	350,011	332,749
Depreciation and amortization	5,348	5,093	10,676	10,048

Income from operations	53,439	51,882	95,788	92,555
OTHER INCOME (EXPENSE):
Floor plan interest expense	(11,190)	(11,007)	(22,406)	(19,944)
Other interest expense	(9,168)	(11,140)	(20,954)	(22,043)
Interest income	1,041	1,021	3,006	1,748
Loss on extinguishment of long-term debt	(786)	—	(18,523)	—
Other income, net	397	480	689	824

Total other expense, net	(19,706)	(20,646)	(58,188)	(39,415)

Income before income taxes	33,733	31,236	37,600	53,140
INCOME TAX EXPENSE	12,567	11,713	14,025	19,927

INCOME FROM CONTINUING OPERATIONS	21,166	19,523	23,575	33,213
DISCONTINUED OPERATIONS, net of tax	(607)	(519)	(2,583)	(1,656)

NET INCOME	$20,559	$19,004	$20,992	$31,557

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.65	$0.59	$0.72	$1.01
Discontinued operations	(0.02)	(0.02)	(0.08)	(0.05)

Net income	$0.63	$0.57	$0.64	$0.96

Diluted—
Continuing operations	$0.64	$0.58	$0.70	$0.99
Discontinued operations	(0.02)	(0.02)	(0.08)	(0.05)

Net income	$0.62	$0.56	$0.62	$0.94

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,490	33,077	32,909	33,000

Diluted	33,329	33,709	33,806	33,680

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$20,992	$31,557
Adjustments to reconcile net income to net cash (used in) provided by operating activities-
Depreciation and amortization	10,676	10,048
Depreciation and amortization from discontinued operations	35	215
Share-based compensation	3,514	2,296
Amortization of deferred financing fees	1,284	1,158
Change in allowance for doubtful accounts	1	(405)
Loss (gain) on sale of discontinued operations, net	2,001	(2,617)
Loss on extinguishment of long-term debt	18,523	—
Deferred income taxes	2,738	(860)
Other adjustments	7,229	4,222
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Contracts-in-transit	8,876	19,554
Accounts receivable	10,884	(5,221)
Proceeds from the sale of accounts receivable	10,594	9,318
Inventories	(6,997)	(65,565)
Prepaid and other current assets	(16,095)	(9,156)
Floor plan notes payable—manufacturer affiliated	(121,563)	126,981
Accounts payable and accrued liabilities	1,120	(19,371)
Excess tax benefits from share-based payment arrangements	(1,505)	(519)
Other long-term assets and liabilities	(396)	4,050

Net cash (used in) provided by operating activities	(48,089)	105,685
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—internally financed	(18,577)	(16,184)
Capital expenditures—externally financed	(10,285)	(7,115)
Construction reimbursements associated with sale-leaseback agreements	3,551	3,118
Acquisitions	(34,081)	—
Proceeds from the sale of assets	8,341	42,122
Other investing activities	(2,910)	(746)

Net cash (used in) provided by investing activities	(53,961)	21,195
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-manufacturer affiliated	1,388,483	1,273,177
Floor plan borrowings—acquisitions	10,674	—
Floor plan repayments—non-manufacturer affiliated	(1,314,948)	(1,371,358)
Payment of dividends	(13,227)	—
Proceeds from borrowings	265,000	987
Repayments of borrowings	(266,803)	(2,226)
Debt issuance costs	(7,949)	—
Sale of warrants	8,924	—
Purchase of treasury stock	(36,075)	—
Purchase of convertible note hedge	(19,309)	—
Proceeds from the exercise of stock options	2,924	3,924
Proceeds from the sale of assets associated with sale-leaseback agreements	3,181	—
Excess tax benefits from share-based payment arrangements	1,505	519
Purchase of treasury stock associated with share-based awards	(820)	—

Net cash provided by (used in) financing activities	21,560	(94,977)

Net (decrease) increase in cash and cash equivalents	(80,490)	31,903
CASH AND CASH EQUIVALENTS, beginning of period	129,170	57,194

CASH AND CASH EQUIVALENTS, end of period	$48,680	$89,097

See Note 11 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Asbury Automotive Group, Inc. is a national automotive retailer, operating 119 franchises (89 dealership locations) in 21 metropolitan markets within 10 states as of June 30, 2007. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 35 domestic and foreign brands of new vehicles, including six heavy truck brands. We also operate 23 collision repair centers that serve our markets.

Our retail network is currently organized into four regions and includes nine dealership groups, each marketed under different local brands: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas and our California dealerships operating in Los Angeles, Sacramento and Fresno), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia, and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations.

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

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006 have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006, have been reclassified to reflect the status of our discontinued operations as of June 30, 2007.

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

We receive commissions from third party lending and insurance institutions for arranging customer financing and for the sale of vehicle service contracts, credit life insurance and disability insurance to customers (collectively “F&I”). We may be charged back (“chargebacks”) for F&I commissions in the event a contract is terminated prior to maturity. F&I commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. F&I commissions, net of estimated chargebacks, are included in Finance and insurance, net in the accompanying Condensed Consolidated Statements of Income.

Goodwill and Other Intangible Assets

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that based on how we operate our business, allocate resources, and regularly review our financial data and operating results that we qualify as a single reporting unit for purposes of testing goodwill for impairment. We evaluate our operations and financial results in the aggregate by dealership. The dealership general managers are responsible for customer-facing activities, including inventory management, advertising and personnel decisions, and have the flexibility to respond to local market conditions. The corporate management team, with input from the regional management teams, is responsible for infrastructure and general strategy decisions.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and franchise rights, which are deemed to have indefinite lives. We review goodwill and indefinite lived manufacturer franchise rights for impairment annually on October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the related fair market value of our underlying businesses.

Derivative Instruments and Hedging Activities

We utilize derivative financial instruments to manage our capital structure and interest rate risk. The types of risks hedged are those relating to the variability of cash flows and changes in the fair value of our financial instruments caused by movements in interest rates. We document our risk management strategy and assess hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Condensed Consolidated Balance Sheets.

The changes in fair value of the effective portion of “cash flow” hedges are reported as a component of accumulated other comprehensive loss. Amounts in accumulated other comprehensive income loss are reclassified to interest expense to the extent the hedge becomes ineffective. The change in fair value of “fair value” hedges are recorded as a component of interest expense. Changes in the fair value of the associated hedged exposures are also recorded as a component of interest expense.

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Condensed Consolidated Statements of Income. We recognized minor ineffectiveness during the six months ended June 30, 2007, and no ineffectiveness during the six months ended June 30, 2006.

Statements of Cash Flows —

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the manufacturer of a particular new vehicle is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity.

In November 2006, General Motors sold 51% of its financing subsidiary, General Motors Acceptance Corporation (“GMAC”), to an investment consortium led by Cerberus FIM Investors, LLC. Prior to this transaction, borrowings from and repayments to GMAC were classified net as an operating activity on our statement of cash flows as this activity was with a manufacturer affiliated lender. Subsequent to this transaction, General Motors no longer has a majority ownership of or controls

GMAC, and therefore, beginning in December 2006, borrowings from and repayments to GMAC are classified separately as a financing activity on the statement of cash flows. Floor plan notes payable related to vehicles financed after this change in control are classified as Floor plan notes payable—non-manufacturer affiliated on the accompanying Condensed Consolidated Balance Sheets. Floor plan notes payable related to vehicles financed prior to this change in control continued to be classified as Floor plan notes payable—manufacturer affiliated on the accompanying Condensed Consolidated Balance Sheets, with subsequent repayments classified as an operating activity, since these borrowings occurred while General Motors had control of GMAC.

Loaner vehicle activity accounts for a significant portion of Prepaid and Other Current Assets on the accompanying Condensed Consolidated Statements of Cash Flows. We acquire loaner vehicles through borrowings with manufacturer affiliated lenders, therefore we classify the acquisition of loaner vehicles and the related borrowings as an operating activity in Prepaid and Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Condensed Consolidated Statements of Cash Flows. The cash outflow to repay loaner vehicle loans are reflected in Prepaid and Other Current Assets and the cash inflow upon the sale of a loaner vehicle is reflected in Inventory on the accompanying Condensed Consolidated Statements of Cash Flows. Therefore, the net impact of loaner vehicle activity on the accompanying Condensed Consolidated Statements of Cash Flows is a cash outflow in Prepaid and Other Current Assets and a cash inflow in Inventory.

Construction reimbursements from third parties in connection with sale-leaseback agreements for the construction of new dealership facilities or leasehold improvements to our current dealership facilities are included in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Proceeds from the sale of dealership facilities and the related real estate previously owned and subsequently leased back in connection with sale-leaseback agreements are reflected as financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Externally financed capital expenditures include all expenditures that we have financed during the reporting period or intend to finance in future reporting periods through sale-leaseback transactions or mortgage financing. Internally financed capital expenditures include all capital expenditures which were paid using available cash and for which we do not intend to seek external financing.

Tax benefits related to share-based awards that are fully vested prior to the adoption of SFAS No. 123R are included as cash inflows from financing activities on the accompanying Condensed Consolidated Statements of Cash Flows. Excess tax benefits related to share-based awards that are partially vested upon or granted after the adoption of SFAS No. 123R are included as cash inflows from financing activities on the accompanying Condensed Consolidated Statements of Cash Flows.

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

We adopted the provisions of FIN 48 effective January 1, 2007 and did not make any adjustments to our liability for unrecognized tax benefits as a result of this adoption. As of January 1, 2007, we had $3.6 million of total unrecognized tax benefits. Of that amount $2.4 million, net of the federal effect, if recognized would favorably impact our effective rate in future periods. We do not expect these amounts to change materially in the next twelve months.

In connection with the adoption of FIN 48, we analyzed our filing positions in all of the federal and state jurisdictions where we are required to file tax returns, as well as all open years in these jurisdictions. We have uncertain tax positions in certain of the states in which we do business; however, none of the states individually constitute a “major” tax jurisdiction, as defined in FIN 48. Years subject to audit range as far back as 2003. The Internal Revenue Service commenced examinations of our consolidated federal returns for the years 2004 and 2005 in the first quarter of 2007, and certain of our subsidiary returns for 2003, 2004 and 2005 in the fourth quarter 2006. In addition, we have various state audits for years 2003, 2004 and 2005, being performed as of June 30, 2007. To date, no material adjustments have been proposed and we do not anticipate that these examinations will result in a material change to our financial position or results of operations.

We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2007, we had approximately $0.7 million of accrued interest related to uncertain tax positions and no accrual for penalties. We do not expect the amount of accrued interest to change materially in the next twelve months.

3. INVENTORIES

Inventories consist of the following:

	As of
(In thousands)	June 30, 2007	December 31, 2006
New vehicles	$634,428	$616,275
Used vehicles	128,676	115,927
Parts and accessories	45,131	43,111

Total inventories	$808,235	$775,313

The lower of cost or market reserves reduced total inventory cost by $4.8 million as of June 30, 2007 and December 31, 2006. In addition to the inventories shown above, we had $4.8 million of inventory as of December 31, 2006, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as it is associated with franchises held for sale. There was no inventory classified as Assets Held for Sale as of June 30, 2007.

4. ACQUISITIONS

During the six months ended June 30, 2007, we acquired five franchises (three dealership locations), including two heavy truck franchises, for an aggregate purchase price of $34.1 million. We financed these acquisitions through the use of $23.4 million of cash and floor plan borrowings of $10.7 million from our Committed Credit Facility for the purchase of new vehicle inventory.

The allocation of purchase price for acquisitions is as follows:

	For the Six Months Ended June 30,
(In thousands)	2007	2006
Inventory	$11,536	—
Fixed assets	4,900	—
Goodwill	9,395	—
Franchise rights	8,250	—

Total purchase price	$34,081	—

The allocation of purchase price to assets acquired and liabilities assumed for current year acquisitions was based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available.

5. GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

(In thousands)	For the Six Months Ended June 30, 2007
Balance, December 31, 2006	$447,996
Current year acquisitions	9,395
Current year divestitures	(975)

Balance, June 30, 2007	$456,416

The changes in the carrying amount of manufacturer franchise rights, which are included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets, are as follows:

(In thousands)	For the Six Months Ended June 30, 2007
Balance, December 31, 2006	$39,518
Acquisitions	8,250
Divestitures	(2,300)

Balance, June 30, 2007	$45,468

During the six months ended June 30, 2007, we sold two franchises (two dealership locations) resulting in the removal of $1.0 million of goodwill and $2.3 million of manufacturer franchise rights from our Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2007, we acquired five franchises (three dealership locations), including two heavy truck franchises, resulting in the allocation of approximately $9.4 million to goodwill and approximately $8.3 million to manufacturer franchise rights.

6. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, and (ii) costs of completed construction projects and related reimbursements during the construction period associated with pending sale-leaseback transactions.

As of December 31, 2006, assets and liabilities associated with discontinued operations included two franchises (two dealership locations) in Arkansas. Assets associated with discontinued operations totaled $5.1 million and liabilities associated with discontinued operations totaled $3.9 million as of December 31, 2006. During the six months ended June 30, 2007, we sold the two franchises (two dealership locations) that had been held for sale as of December 31, 2006. There were no assets or liabilities associated with discontinued operations as of June 30, 2007.

Assets associated with pending sale-leaseback transactions as of June 30, 2007, and December 31, 2006, include two completed construction projects in each period totaling $7.9 million and $9.7 million, respectively. During the six months ended June 30, 2007 we received $3.6 million as the final reimbursement on one project that was completed and included in Assets Held for Sale as of December 31, 2006. As of June 30, 2007, we had not received any reimbursements associated with the remaining completed construction projects, however we expect to receive the final reimbursements during 2007.

Assets held for sale include real estate of former dealership locations not currently used in our operations totaling $11.1 million as of June 30, 2007 and December 31, 2006.

A summary of assets and liabilities held for sale is as follows:

	As of
(In thousands)	June 30, 2007	December 31, 2006
Assets:
Inventories	$—	$4,808
Property and equipment, net	18,976	21,139

Total assets	$18,976	$25,947

Liabilities:
Floor plan notes payable	—	3,887

Total liabilities	—	3,887

Net assets held for sale	$18,976	$22,060

Included in Prepaid and Other Current Assets on the accompanying Condensed Consolidated Balance Sheets are costs associated with construction projects, which we have definitive agreements to sell through sale-leaseback transactions but have not been completed, and therefore are not available for sale. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is reimbursing us for the cost of construction of dealership facilities being constructed on the land. We capitalize the cost of the construction during the construction period and record a corresponding liability equal to the amount of any construction reimbursements. Upon completion of the construction and receipt of the final reimbursement, we remove the cost of construction and the related liability from our Condensed Consolidated Balance Sheets and commence long-term operating leases for the assets sold. The book value of assets associated with construction projects that have not been completed as of June 30, 2007 and December 31, 2006, totaled $15.1 million and $4.4 million, respectively. As of June 30, 2007 and December 31, 2006, there were no liabilities associated with these construction projects.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	As of
(In thousands)	June 30, 2007	December 31, 2006
9% Senior Subordinated Notes due 2012	$—	$250,000
8% Senior Subordinated Notes due 2014 ($179.4 million and $182.4 million face value, respectively, net of hedging activity of $7,192 and $7,848, respectively)	172,238	174,582
7.625% Senior Subordinated Notes due 2017	150,000	—
3% Senior Subordinated Convertible Notes Due 2012	115,000	—
Mortgage notes payable	26,337	26,837
Notes payable collateralized by loaner vehicles	25,357	21,279
Capital lease obligations	3,333	3,552
Other notes payable	742	904

	493,007	477,154
Less-current portion	(27,225)	(23,144)

Long-term debt	$465,782	$454,010

Long-term Debt Refinancing

During the six months ended June 30, 2007, we completed a refinancing of our long-term debt which included (i) a repurchase of all of our $250.0 million 9% Senior Subordinated Notes due 2012 (the “9% Notes”), (ii) the issuance of $115.0 million of 3% Senior Subordinated Convertible Notes due 2012 (the “3% Notes”), which have an initial conversion price of $33.99, (iii) the issuance of $150.0 million of 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”) and (iv) the repurchase of $3.0 million of our 8% Senior Subordinated Notes due 2014 (the “8% Notes”).

We recognized an $18.5 million loss in connection with our long-term debt refinancing. The $18.5 million loss includes (i) a $12.9 million premium on the repurchase of the 9% Notes and 8% Notes, (ii) $5.5 million of costs associated with a pro-rata write-off of unamortized debt issuance costs associated with the 9% Notes and 8% Notes, and (iii) $0.1 million of costs associated with a pro-rata write-off of the unamortized value of our terminated fair value swap associated with the 8% Notes.

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock, with Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”). The convertible note hedge transactions requires the Counterparties to deliver to us, subject to customary anti-dilution adjustments, all shares issuable upon conversion of the 3% Notes.

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at a strike price of $45.09 per share. On exercise of the warrants, we are obligated to deliver a number of shares of our common stock based on the excess of the market price over the strike price.

The convertible note hedge and warrant transactions are separate contracts and are not part of the terms of the 3% Notes and will not affect the holders’ rights under the 3% Notes. Holders of the 3% Notes will not have any rights with respect to the convertible note hedge and warrant transactions. The convertible hedge and warrant transactions will generally have the effect of increasing the conversion price of the 3% Notes to $45.09, which is a 62.50% premium over the market price of our common stock at the time of pricing. The convertible note hedge and warrant transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of exercise is between $33.99 and $45.09.

The warrant transactions and the underlying shares of common stock issuable upon exercise of the warrants have not been registered under the Securities Act, as amended (the “Securities Act”) or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

3% Senior Subordinated Convertible Notes due 2012—

In March 2007, we issued $115.0 million in aggregate principal amount of our 3% Notes, receiving net proceeds of $111.1 million. The sale of the notes was exempt from registration pursuant to Rule 144A under the Securities Act. During the second quarter of 2007, we filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the notes and the underlying common stock. The costs related to the issuance of these notes were capitalized and are being amortized to other interest expense over the term of the notes. We pay interest on these notes on March 15 and September 15 of each year until their maturity on September 15, 2012. If and when these notes are converted, we will pay cash for the principal amount of each note and, if applicable, shares of our common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the notes) of the relevant 30 VWAP trading day observation period. The initial conversion rate for the notes is 29.4172 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $33.99 per share. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest.

Our 3% Notes are guaranteed by all our wholly-owned current subsidiaries and all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. The terms of our 3% Notes, in certain circumstances, restrict our ability to, among other things, sell all or substantially all of our assets.

7.625% Senior Subordinated Notes due 2017—

In March 2007, we issued $150.0 million of our 7.625% Notes, receiving net proceeds of $146.0 million. The sale of the notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. During the second quarter of 2007, we filed a registration statement with the SEC in connection with an exchange offer to exchange the notes for new notes with substantially identical terms that are registered under the Securities Act and, therefore, will generally be freely transferable. The costs related to the issuance of these notes were capitalized and are being amortized to other interest expense over the term of the notes. We pay interest on these notes on March 15 and September 15 of each year until their maturity on March 15, 2017. At any time during the term of the 7.625% Notes we may, at our option, choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the applicable premium set forth in the 7.625% Notes indenture. On or before March 15, 2010, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of these notes at a redemption price equal to 107.625% of their principal amount plus accrued and unpaid interest thereon.

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

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

In November 2006, we entered into an interest rate swap agreement with a notional principal amount of $150.0 million as a hedge against the changes in interest rates of our variable rate floor plan notes payable for a period of two years beginning in November 2006. The swap agreement was designated and qualifies as a cash flow hedge of future changes in interest rates of our variable rate floor plan notes payable and is not expected to contain any ineffectiveness. As of June 30, 2007, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheet.

We have an interest rate swap with a current notional principal amount of $13.8 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. Under the terms of the swap agreement, we make payments based on a fixed rate of 6.08% and receive a variable rate cash flows based on one-month LIBOR. As of June 30, 2007 and December 31, 2006, the swap agreement had a fair value of $0.4 million and $0.3 million, respectively, which was included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

Three interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of June 30, 2007, was $2.9 million ($1.8 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of these terminated cash flow swaps will total $0.9 million for the year ended December 31, 2007. In addition, included as a reduction to our 8% Notes as of June 30, 2007, was $7.2 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of this terminated fair value swap will total $1.1 million for the year ended December 31, 2007.

9. COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Net income	$20,559	$19,004	$20,992	$31,557
Other comprehensive income:
Change in fair value of cash flow swaps	833	164	528	2,185
Amortization of expired cash flow swaps	224	239	448	318
Income tax expense associated with cash flow swaps	(391)	(151)	(359)	(939)

Comprehensive income	$21,225	$19,256	$21,609	$33,121

10. DISCONTINUED OPERATIONS

During 2007, we sold two franchises (two dealership locations). There were no franchises pending disposition as of June 30, 2007. The accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006, have been reclassified to reflect the status of our discontinued operations as of June 30, 2007.

The following table provides further information regarding our discontinued operations as of June 30, 2007, and includes the results of businesses sold prior to June 30, 2007:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2007	2006	2007	2006
Franchises:
Mid-line Domestic	—	4	—	6
Mid-line Import	—	1	—	2
Value	—	3	2	3
Luxury	—	1	—	1

Total	—	9	2	12

Ancillary Businesses	—	1	—	1

Revenues	$—	$28,853	$1,562	$78,496
Cost of sales	—	23,891	1,478	65,364

Gross profit	—	4,962	84	13,132
Operating expenses	685	7,431	1,806	16,945

Loss from operations	(685)	(2,469)	(1,722)	(3,813)
Other expense, net	(264)	(535)	(293)	(1,063)
Gain (loss) on disposition of discontinued operations, net	—	2,564	(2,001)	2,617

Loss before income taxes	(949)	(440)	(4,016)	(2,259)
Income tax benefit	342	(79)	1,433	603

Discontinued operations, net of tax	$(607)	$(519)	$(2,583)	$(1,656)

11. SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2007 and 2006, we made interest payments, net of amounts capitalized, totaling $39.3 million and $41.4 million, respectively. During the six months ended June 30, 2006, we received $0.5 million of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Notes.

During the six months ended June 30, 2007 and 2006, we made income tax payments totaling $5.2 million and $13.5 million, respectively.

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

13. STOCK-BASED COMPENSATION

A summary of options outstanding and exercisable under the Plans as of June 30, 2007, and changes during the six months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding-December 31, 2006	1,528,179	$14.57
Granted	—	$—
Exercised	(378,136)	$15.10
Expired / Forfeited	(13,404)	$14.12

Options outstanding-June 30, 2007	1,136,639	$14.39	6.1	$12,002,908

Options exercisable-June 30, 2007	1,078,299	$14.43	6.1	$11,343,705

*	Based on the closing price of our common stock on June 29, 2007, which was $24.95 per share.

Net cash received from option exercises for the six months ended June 30, 2007 was $2.9 million. The actual intrinsic value of options exercised during the six months ended June 30, 2007 was $4.9 million. The actual tax benefit from option exercises totaled $1.8 million for the six months ended June 30, 2007.

A summary of performance share units and restricted stock as of June 30, 2007, and changes during the six months ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units - December 31, 2006	468,125	$20.15
Granted	215,000	$27.09
Performance estimate	—	$—
Vested	—	$—
Forfeited (including 2,688 of performance estimates)	(13,938)	$20.31

Performance Share Units - June 30, 2007*	669,187	$22.38

*	Includes an estimate of 90,937 out of a maximum of 462,600 issuable upon attaining certain performance metrics

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock - December 31, 2006	29,728	$21.65
Granted	58,909	$28.07
Vested	(3,333)	$22.98
Forfeited	(2,500)	$19.81

Restricted Stock - June 30, 2007	82,804	$26.22

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

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our 8% Notes, 7.625% Notes and 3% Notes are guaranteed by all of our current subsidiaries and all of our future domestic restricted subsidiaries. The following tables set forth, on a condensed consolidating basis, our balance sheets, statements of income and statements of cash flows, for the parent company and guarantor subsidiaries for all financial statement periods presented in our interim condensed consolidated financial statements.

Condensed Consolidating Balance Sheet

As of June 30, 2007

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$48,680	$—	$48,680
Inventories	—	808,235	—	808,235
Other current assets	—	347,871	—	347,871
Assets held for sale	—	18,976	—	18,976

Total current assets	—	1,223,762	—	1,223,762
PROPERTY AND EQUIPMENT, net	—	209,471	—	209,471
GOODWILL	—	456,416	—	456,416
OTHER LONG-TERM ASSETS	11,975	85,932	—	97,907
INVESTMENT IN SUBSIDIARIES	1,021,720	—	(1,021,720)	—

Total assets	$1,033,695	$1,975,581	$(1,021,720)	$1,987,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$—	$198,333	$—	$198,333
Floor plan notes payable—non-manufacturer affiliated	—	468,976	—	468,976
Other current liabilities	8,529	172,425	—	180,954
Liabilities associated with assets held for sale	—	—	—	—

Total current liabilities	8,529	839,734	—	848,263
LONG-TERM DEBT	437,238	28,544	—	465,782
OTHER LONG-TERM LIABILITIES	—	85,583	—	85,583
SHAREHOLDERS’ EQUITY	587,928	1,021,720	(1,021,720)	587,928

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,033,695	$1,975,581	$(1,021,720)	$1,987,556

Condensed Consolidating Balance Sheet

As of December 31, 2006

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$129,170	$—	$129,170
Inventories	—	775,313	—	775,313
Other current assets	—	362,634	—	362,634
Assets held for sale	—	25,947	—	25,947

Total current assets	—	1,293,064	—	1,293,064
PROPERTY AND EQUIPMENT, net	—	202,584	—	202,584
GOODWILL	—	447,996	—	447,996
OTHER LONG-TERM ASSETS	10,211	76,982	—	87,193
INVESTMENT IN SUBSIDIARIES	1,031,399	—	(1,031,399)	—

Total assets	$1,041,610	$2,020,626	$(1,031,399)	$2,030,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$—	$319,896	$—	$319,896
Floor plan notes payable—non-manufacturer affiliated	—	380,881	—	380,881
Other current liabilities	5,195	171,196	—	176,391
Liabilities associated with assets held for sale	—	3,887	—	3,887

Total current liabilities	5,195	875,860	—	881,055
LONG-TERM DEBT	424,582	29,428	—	454,010
OTHER LONG-TERM LIABILITIES	—	83,939	—	83,939
SHAREHOLDERS’ EQUITY	611,833	1,031,399	(1,031,399)	611,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,041,610	$2,020,626	$(1,031,399)	$2,030,837

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2007

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
REVENUES	$—	$1,506,533	$—	$1,506,533
COST OF SALES	—	1,274,121	—	1,274,121

GROSS PROFIT	—	232,412	—	232,412
OPERATING EXPENSES:
Selling, general and administrative	—	173,625	—	173,625
Depreciation and amortization	—	5,348	—	5,348

Income from operations	—	53,439	—	53,439
OTHER INCOME (EXPENSE):
Floor plan interest expense	—	(11,190)	—	(11,190)
Other interest expense	(7,887)	(1,281)	—	(9,168)
Other income, net	—	652	—	652

Total other expense, net	(7,887)	(11,819)	—	(19,706)

Income before income taxes	(7,887)	41,620	—	33,733
INCOME TAX EXPENSE	—	12,567	—	12,567
EQUITY IN EARNINGS OF SUBSIDIARIES, net of tax	28,446	—	(28,446)	—

INCOME FROM CONTINUING OPERATIONS	20,559	29,053	(28,446)	21,166
DISCONTINUED OPERATIONS, net of tax	—	(607)	—	(607)

NET INCOME	$20,559	$28,446	$(28,446)	$20,559

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2006

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
REVENUES	$—	$1,498,815	$—	$1,498,815
COST OF SALES	—	1,272,382	—	1,272,382

GROSS PROFIT	—	226,433	—	226,433
OPERATING EXPENSES:
Selling, general and administrative	—	169,458	—	169,458
Depreciation and amortization	—	5,093	—	5,093

Income from operations	—	51,882	—	51,882
OTHER INCOME (EXPENSE):
Floor plan interest expense	—	(11,007)	—	(11,007)
Other interest expense	(9,756)	(1,384)	—	(11,140)
Other income, net	—	1,501	—	1,501

Total other expense, net	(9,756)	(10,890)	—	(20,646)

Income before income taxes	(9,756)	40,992	—	31,236
INCOME TAX EXPENSE	—	11,713	—	11,713
EQUITY IN EARNINGS OF SUBSIDIARIES, net of tax	28,760	—	(28,760)	—

INCOME FROM CONTINUING OPERATIONS	19,004	29,279	(28,760)	19,523
DISCONTINUED OPERATIONS, net of tax	—	(519)	—	(519)

NET INCOME	$19,004	$28,760	$(28,760)	$19,004

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2007

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
REVENUES	$—	$2,922,103	$—	$2,922,103
COST OF SALES	—	2,465,628	—	2,465,628

GROSS PROFIT	—	456,475	—	456,475
OPERATING EXPENSES:
Selling, general and administrative	—	350,011	—	350,011
Depreciation and amortization	—	10,676	—	10,676

Income from operations	—	95,788	—	95,788
OTHER INCOME (EXPENSE):
Floor plan interest expense	—	(22,406)	—	(22,406)
Other interest expense	(17,490)	(3,464)	—	(20,954)
Other expense, net	—	(14,828)	—	(14,828)

Total other expense, net	(17,490)	(40,698)	—	(58,188)

Income before income taxes	(17,490)	55,090	—	37,600
INCOME TAX EXPENSE	—	14,025	—	14,025
EQUITY IN EARNINGS OF SUBSIDIARIES, net of tax	38,482	—	(38,482)	—

INCOME FROM CONTINUING OPERATIONS	20,992	41,065	(38,482)	23,575
DISCONTINUED OPERATIONS, net of tax	—	(2,583)	—	(2,583)

NET INCOME	$20,992	$38,482	$(38,482)	$20,992

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2006

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
REVENUES	$—	$2,864,566	$—	$2,864,566
COST OF SALES	—	2,429,214	—	2,429,214

GROSS PROFIT	—	435,352	—	435,352
OPERATING EXPENSES:
Selling, general and administrative	—	332,749	—	332,749
Depreciation and amortization	—	10,048	—	10,048

Income from operations	—	92,555	—	92,555
OTHER INCOME (EXPENSE):
Floor plan interest expense	—	(19,944)	—	(19,944)
Other interest expense	(19,302)	(2,741)	—	(22,043)
Other income, net	—	2,572	—	2,572

Total other expense, net	(19,302)	(20,113)	—	(39,415)

Income before income taxes	(19,302)	72,442	—	53,140
INCOME TAX EXPENSE	—	19,927	—	19,927
EQUITY IN EARNINGS OF SUBSIDIARIES, net of tax	50,859	—	(50,859)	—

INCOME FROM CONTINUING OPERATIONS	31,557	52,515	(50,859)	33,213
DISCONTINUED OPERATIONS, net of tax	—	(1,656)	—	(1,656)

NET INCOME	$31,557	$50,859	$(50,859)	$31,557

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
CASH FLOW FROM OPERATING ACTIVITIES	$(14,156)	$(33,933)	$—	$(48,089)
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	—	(28,862)	—	(28,862)
Other investing activities	—	(25,099)	—	(25,099)

Net cash used in investing activities	—	(53,961)	—	(53,961)
CASH FLOW FROM FINANCING ACTIVITIES
Floor plan borrowings — non-manufacturer affiliated	—	1,399,157	—	1,399,157
Floor plan repayments — non-manufacturer affiliated	—	(1,314,948)	—	(1,314,948)
Proceeds from borrowings	265,000	—	—	265,000
Payment of dividends	—	(13,227)	—	(13,227)
Debt issuance costs	(7,949)	—	—	(7,949)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	3,181	—	3,181
Repayments of borrowings	(265,898)	(905)	—	(266,803)
Intercompany financing	23,003	(23,003)	—	—
Other financing activities	—	(42,851)	—	(42,851)

Net cash provided by financing activities	14,156	7,404	—	21,560

Net decrease in cash and cash equivalents	—	(80,490)	—	(80,490)
Cash and cash equivalents, beginning of period	—	129,170	—	129,170

Cash and cash equivalents, end of period	$—	$48,680	$—	$48,680

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2006

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
CASH FLOW FROM OPERATING ACTIVITIES	$(19,302)	$124,987	$—	$105,685
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	—	(23,299)	—	(23,299)
Other investing activities	—	44,494	—	44,494

Net cash provided by investing activities	—	21,195	—	21,195
CASH FLOW FROM FINANCING ACTIVITIES
Floor plan borrowings — non-manufacturer affiliated	—	1,273,177	—	1,273,177
Floor plan repayments — non-manufacturer affiliated	—	(1,371,358)	—	(1,371,358)
Proceeds from borrowings	—	987	—	987
Payment of dividends	—	—	—	—
Debt issuance costs	—	—	—	—
Proceeds from the sale of assets associated with sale-leaseback agreements	—	—	—	—
Repayments of borrowings	—	(2,226)	—	(2,226)
Intercompany financing	19,302	(19,302)	—	—
Other financing activities	—	4,443	—	4,443

Net cash provided by (used in) financing activities	19,302	(114,279)	—	(94,977)

Net increase in cash and cash equivalents		31,903	—	31,903
Cash and cash equivalents, beginning of period	—	57,194	—	57,194

Cash and cash equivalents, end of period	$—	$89,097	$—	$89,097

15. SUBSEQUENT EVENTS

On July 25, 2007, our board of directors declared a $0.225 per share cash dividend payable on August 20, 2007 to shareholders of record as of August 6, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New York, New York

August 8, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are one of the largest automotive retailers in the United States operating 119 franchises (89 dealership locations) in 21 metropolitan markets within 10 states as of June 30, 2007. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 35 domestic and foreign brands of new vehicles, including six heavy truck brands. We also operate 23 collision repair centers that serve our markets.

We developed our dealership portfolio through the acquisition of large, locally branded dealership groups operating throughout the United States. We complemented these large dealership groups with the purchase of numerous single point dealerships and small dealership groups in our existing market areas (referred to as “tuck-in acquisitions”). We continue to use tuck-in acquisitions to increase the number of vehicle brands we offer in a particular regional area and to create a larger gross profit base over which to spread overhead costs. Our retail network is currently organized into four regions and includes nine dealership groups: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas and our California dealerships operating in Los Angeles, Sacramento and Fresno), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Virginia), and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia and our North Point dealerships operating in Little Rock, Arkansas). Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi, remain standalone operations.

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

The organic growth of our business is dependent upon the execution of our balanced automotive retailing and service business strategy, as well as our strong brand mix, which is heavily weighted towards luxury and mid-line import brands. Sales of vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit, fuel prices and manufacturer incentives. We believe that any future negative trends in new vehicle sales will be mitigated by (i) the stability of our fixed operations, (ii) increased used vehicle sales, (iii) our variable cost structure and (iv) our advantageous brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

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

SG&A expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our selling expenses is variable (such as sales commissions), or controllable (such as advertising), generally allowing our cost structure to adapt in response to trends in our business. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007, Compared to the Three Months Ended June 30, 2006

	For the Three Months Ended June 30,
	2007	% of Gross Profit	2006	% of Gross Profit	Increase (Decrease)	% Change
	(In thousands except per share data)
REVENUES:
New vehicle	$891,281		$906,669		$(15,388)	(2)%
Used vehicle	395,503		378,739		16,764	4%
Parts, service and collision repair	176,173		170,701		5,472	3%
Finance and insurance, net	43,576		42,706		870	2%

Total revenues	1,506,533		1,498,815		7,718	1%

COST OF SALES	1,274,121		1,272,382		1,739	—%

GROSS PROFIT	232,412	100%	226,433	100%	5,979	3%
OPERATING EXPENSES:
Selling, general and administrative	173,625	75%	169,458	75%	4,167	2%
Depreciation and amortization	5,348	2%	5,093	2%	255	5%

Income from operations	53,439	23%	51,882	23%	1,557	3%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(11,190)	(4)%	(11,007)	(4)%	183	2%
Other interest expense	(9,168)	(4)%	(11,140)	(5)%	(1,972)	(18)%
Interest income	1,041	—%	1,021	—%	20	2%
Loss on extinguishment of long-term debt	(786)	—%	—	—%	(786)	NM
Other income, net	397	—%	480	—%	(83)	(17)%

Total other expense, net	(19,706)	(8)%	(20,646)	(9)%	(940)	(5)%

Income before income taxes	33,733	15%	31,236	14%	2,497	8%
INCOME TAX EXPENSE	12,567	6%	11,713	5%	854	7%

INCOME FROM CONTINUING OPERATIONS	21,166	9%	19,523	9%	1,643	8%
DISCONTINUED OPERATIONS, net of tax	(607)	—%	(519)	(1)%	88	17%

NET INCOME	$20,559	9%	$19,004	8%	$1,555	8%

EARNINGS PER COMMON SHARE (DILUTED):
Continuing operations	$0.64		$0.58		$0.06	10%
Discontinued operations	(0.02)		(0.02)

Net income	$0.62		$0.56		$0.06	11%

Net income and income from continuing operations increased $1.6 million (8%) during the 2007 period. During the 2007 period we recognized $0.6 million (net of tax) of costs associated with the repurchase of the remaining $11.9 million of our 9% Senior Subordinated Notes due 2012 (the “9% Notes”) and $0.3 million (net of tax) of costs associated with a secondary offering of our common stock. During the 2006 period, we recognized a $2.1 million (net of tax) gain from the sale of our interest in a pool of extended service contracts (“corporate generated F&I gain”) and $0.9 million (net of tax) of costs associated with abandoned strategic projects (collectively “the adjusting items”). Excluding the adjusting items, adjusted income from continuing operations increased $3.7 million (20%).

The following discussion excludes the impact of the adjusting items as we believe that excluding these items provides a more accurate representation of our year over year financial performance. Please refer to “Reconciliation of Non-GAAP Financial information” for more information. The $3.7 million (20%) increase in adjusted income from continuing operations was primarily a result of (i) the performance of our fixed operations and F&I businesses, which generated $5.6 million (6%) and $4.3 million (11%), respectively, of incremental adjusted gross profit during the 2007 period, and (ii) a 70 basis point improvement in our adjusted selling, general and administrative expense (“SG&A”) as a percentage of gross profit. In addition, our other interest expense decreased $2.0 million due to a lower average effective interest rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed during the first quarter of 2007 and finalized in the second quarter of 2007.

The $7.7 million (1%) increase in total revenues was a result of a $16.8 million (4%) increase in used vehicle revenue, a $5.5 million (3%) increase in fixed operations revenue and a $5.0 million (13%) increase in dealership generated F&I revenue, partially offset by a $15.4 million (2%) decrease in new vehicle revenue. The increase in used vehicle revenue includes an $8.4 million (3%) increase in retail revenue and an $8.3 million (10%) increase in wholesale revenue. The decrease in new vehicle revenue includes a $30.1 million (3%) decrease in new retail revenue partially offset by a $14.7 million (47%) increase in fleet revenue. The decrease in new retail revenue includes a $46.7 million (45%) decrease in new vehicle revenue from heavy truck sales due to changes in emission laws in 2007, which increased the average sale price of heavy truck vehicles resulting in increased demand for heavy trucks in 2006 and lower demand in 2007.

Total gross profit increased $6.0 million (3%) and total adjusted gross profit increased $9.4 million (4%). The increase in total adjusted gross profit was a result of a $5.6 million (6%) increase in fixed operations gross profit and a $4.3 million (11%) increase in adjusted F&I gross profit, both of which contributed to an overall 50 basis point increase in our total adjusted gross profit margin.

	For the Three Months Ended June 30,				Increase (Decrease)	% Change
New Vehicle —	2007		2006
	(In thousands, except unit and PVR data)
Revenue:
New retail revenue—same store(1)
Luxury	$281,828	34%	$262,599	30%	$19,229	7%
Mid-line import	362,271	43%	366,513	42%	(4,242)	(1)%
Mid-line domestic	122,399	15%	131,570	15%	(9,171)	(7)%
Value	11,140	1%	11,176	1%	(36)	—%

Total light vehicle retail revenue- same store	777,638		771,858		5,780	1%
Heavy trucks	57,014	7%	103,762	12%	(46,748)	(45)%

Total new retail revenue—same store(1)	834,652	100%	875,620	100%	(40,968)	(5)%
New retail revenue—acquisitions	10,907		—

Total new retail revenues	845,559		875,620		(30,061)	(3)%

Fleet revenue—same store(1)	45,722		31,049		14,673	47%
Fleet revenue—acquisitions	—		—

Total fleet revenue	45,722		31,049		14,673	47%

New vehicle revenue, as reported	$891,281		$906,669		$(15,388)	(2)%

New retail units:
New retail units—same store(1)
Luxury	5,999	22%	5,803	21%	196	3%
Mid-line import	14,992	56%	15,107	54%	(115)	(1)%
Mid-line domestic	4,292	16%	4,646	17%	(354)	(8)%
Value	577	2%	528	2%	49	9%

Total light vehicle retail units- same store	25,860		26,084		(224)	(1)%
Heavy trucks	975	4%	1,698	6%	(723)	(43)%

Total new retail units—same store(1)	26,835	100%	27,782	100%	(947)	(3)%
New retail units—acquisitions	343		—

Retail units—actual	27,178		27,782		(604)	(2)%
Fleet units—actual	1,934		1,858		76	4%

Total new units—actual	29,112		29,640		(528)	(2)%

Total light vehicle units — same store(1)(2)	27,794		27,942		(148)	(1)%
Total light vehicle units — acquisitions (2)	343		—

Total light vehicle units — actual(2)	28,137		27,942		195	1%

New revenue PVR—same store(1)	$31,103		$31,518		$(415)	(1)%

New revenue PVR—actual	$31,112		$31,518		$(406)	(1)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)	Includes light vehicle and fleet unit sales

	For the Three Months Ended June 30,				Increase (Decrease)	% Change
	2007		2006
	(In thousands, except PVR data)
Gross Profit:
New retail gross profit—same store(1)
Luxury	$22,332	37%	$21,456	35%	$876	4%
Mid-line import	26,116	43%	25,999	42%	117	—%
Mid-line domestic	8,859	15%	9,730	16%	(871)	(9)%
Value	703	1%	716	1%	(13)	(2)%

Total light vehicle retail gross profit-same store	58,010		57,901		109	—%
Heavy trucks	2,537	4%	3,783	6%	(1,246)	(33)%

Total new retail gross profit—same store(1)	60,547	100%	61,684	100%	(1,137)	(2)%
New retail gross profit—acquisitions	827		—

Total retail gross profit	61,374		61,684		(310)	(1)%

Fleet gross profit—same store(1)	848		1,261		(413)	(33)%
Fleet gross profit—acquisitions	—		—

Total fleet gross profit	848		1,261		(413)	(33)%

New vehicle gross profit, as reported	$62,222		$62,945		$(723)	(1)%

New gross profit PVR—same store(1)	$2,256		$2,220		$36	2%

New gross profit PVR—actual	$2,258		$2,220		$38	2%

New retail gross margin—same store(1)	7.3%		7.0%		0.3%	4%

New retail gross margin—actual	7.3%		7.0%		0.3%	4%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $15.4 million (2%) decrease in new vehicle revenues includes a $46.7 million (45%) decrease in heavy truck sales. The decrease in heavy truck sales was as a result of (i) changes in emission laws in January 2007, which increased demand for heavy trucks in 2006 and (ii) a weaker freight hauling market in the first half of 2007. Same store light vehicle revenue increased $5.8 million (1%) despite a challenging new retail sales environment, primarily as a result of increased unit sales and increased revenue PVR of luxury vehicles. The increase in same store light vehicle revenue from luxury vehicles was partially offset by decreases in same store light vehicle revenue from our mid-line domestic and mid-line import brands. Mid-line domestic same store light vehicle revenue decreased in the 2007 period as a result of lower unit volumes and lower revenue PVR as these brands continue to lower sales prices in an effort to maintain market share. The decrease in mid-line import revenue was due mainly to lower unit sales during the 2007 period. Our total same store light vehicle unit sales decreased 1%, outperforming the overall U.S. light vehicle industry, which decreased 2%. This was a result of our strong brand mix, which is heavily weighted toward luxury and mid-line import brands that continue to increase their market share.

The $0.7 million (1%) decrease in new vehicle gross profit includes a $1.2 million (33%) decrease in gross profit from the sale of heavy trucks. Same store light vehicle gross profit was flat during the 2007 period as improved gross profit from the sale of luxury vehicles, driven by increased unit sales, was offset by decreased gross profit from the sale of mid-line domestic vehicles. Our retail gross margin improved 30 basis points as a result of a shift in the mix of unit sales away from heavy trucks, which have a lower gross margin than light vehicles. We were able to maintain flat gross profit from the sale of mid-line import vehicles despite lower unit sales and revenue PVR as a result of our ability to capitalize on manufacturer incentive programs.

We expect our light vehicle unit sales, revenue and gross profit to outperform the U.S. light retail unit sales environment as we believe the luxury and mid-line import brands will continue to increase market share. However, we expect heavy trucks unit sales, revenue and gross profit to continue to decrease significantly in 2007 as compared to 2006 as a result of the impact of the new emission laws on heavy truck demand and a weaker freight hauling market.

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
Used Vehicle —	2007	2006
	(In thousands, except unit and PVR data)
Revenue:
Retail revenues—same store(1)	$296,339	$292,396	$3,943	1%
Retail revenues—acquisitions	4,500	—

Total used retail revenues	300,839	292,396	8,443	3%

Wholesale revenues—same store(1)	93,341	86,343	6,998	8%
Wholesale revenues—acquisitions	1,323	—

Total wholesale revenues	94,664	86,343	8,321	10%

Used vehicle revenue, as reported	$395,503	$378,739	$16,764	4%

Gross Profit:
Retail gross profit—same store(1)	$34,195	$35,527	$(1,332)	(4)%
Retail gross profit—acquisitions	506	—

Total used retail gross profit	34,701	35,527	(826)	(2)%

Wholesale gross profit—same store(1)	(217)	(1,246)	1,029	83%
Wholesale gross profit—acquisitions	13	—

Total wholesale gross profit	(204)	(1,246)	1,042	84%

Used vehicle gross profit, as reported	$34,497	$34,281	$216	1%

Used retail units—same store(1)	16,146	16,196	(50)	—%
Used retail units—acquisitions	255	—

Used retail units—actual	16,401	16,196	205	1%

Used revenue PVR—same store(1)	$18,354	$18,054	$300	2%

Used revenue PVR—actual	$18,343	$18,054	$289	2%

Used gross profit PVR—same store(1)	$2,118	$2,194	$(76)	(3)%

Used gross profit PVR—actual	$2,116	$2,194	$(78)	(4)%

Used retail gross margin—same store(1)	11.5%	12.2%	(0.7)%	(6)%

Used retail gross margin—actual	11.5%	12.2%	(0.7)%	(6)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $16.8 million (4%) increase in used vehicle revenues was a result of a $300 (2%) increase in same store used revenue PVR and an $8.3 million (10%) increase in wholesale revenues. The $0.2 million (1%) increase in used vehicle gross profit was a result of a $1.0 million (84%) increase in wholesale gross profit, partially offset by a $0.8 million (2%) decrease in gross profit from used retail sales. Our comparison from the prior year continues to be difficult as we have benefited in recent years from (i) targeted initiatives, including the building of experienced used vehicle teams in each of our regions and our investments in technology to better value trade-ins and improve inventory management and (ii) strong used vehicle sales in the 2006 period in Houston and Mississippi in the aftermath of hurricane Katrina. In addition, we experienced a very strong used vehicle wholesale environment during the quarter. Although the acquisition of used inventory is balanced between trade-ins and purchases from auctions, the strong wholesale environment had the impact of significantly increasing the cost to acquire used vehicle inventory, increasing pressure on our used retail margins and used retail unit sales. However, the impact of the strong wholesale environment on our used retail gross profit was more than offset by the $1.0 million (84%) increase in our wholesale gross profit as we were able to obtain good prices for our vehicles at auction. We expect used vehicle revenues and gross profit to continue to increase in the future as we execute our current initiatives, increase our focus on sub-prime customers and increase our focus on our training initiatives.

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
Fixed Operations —	2007	2006
	(In thousands)
Revenue:
Revenues—same store(1)
Parts and service	$157,850	$155,000	$2,850	2%
Collision repair	16,031	15,701	330	2%

Total revenue—same store(1)	173,881	170,701	3,180	2%
Revenues—acquisitions	2,292	—

Parts, service and collision repair revenue, as reported	$176,173	$170,701	$5,472	3%

Gross Profit:
Gross profit—same store(1)
Parts and service	$81,943	$78,311	$3,632	5%
Collision repair	8,829	8,190	639	8%

Total gross profit—same store(1)	90,772	86,501	4,271	5%
Gross profit—acquisitions	1,345	—

Parts, service and collision repair gross profit, as reported	$92,117	$86,501	$5,616	6%

Parts and service gross margin—same store(1)	52.2%	50.7%	1.5%	3%

Collision repair gross margin—same store(1)	55.1%	52.2%	2.9%	6%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $5.5 million (3%) increase in fixed operations revenues and $5.6 million (6%) increase in fixed operations gross profit was primarily due to an 8% and 9% increase in our “customer pay” parts and service revenue and gross profit, respectively. We continue to experience decreases in our warranty business as warranty revenue decreased $0.9 million (3%) as a result of improvements in the quality vehicles produced in recent years. As a result, we have focused on our customer pay business and expect our fixed operations sales to continue to grow as we (i) continue to invest in additional service capacity, (ii) upgrade equipment, (iii) expand our product offerings, (iv) capitalize on our regional training programs and (v) add service advisors and skilled technicians to meet anticipated future demand, especially from the increased market share of the luxury import and mid-line import brands.

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
Finance and Insurance, net—	2007	2006
	(In thousands, except PVR data)
Dealership generated F&I—same store(1)	$43,093	$38,614	$4,479	12%
Dealership generated F&I—acquisitions	483	—

Dealership generated F&I, net	43,576	38,614	4,962	13%
Corporate generated F&I	—	692	(692)	NM
Corporate generated F&I gain	—	3,400	(3,400)	NM

Finance and insurance, net as reported	$43,576	$42,706	$870	2%

Dealership generated F&I PVR-same store (1) (2)	$1,003	$878	$125	14%

Dealership generated F&I PVR-actual (2)	$1,000	$878	$122	14%

F&I PVR-actual	$1,000	$971	$29	3%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)	Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I gross profit PVR.

The $0.9 million (2%) increase in F&I includes the impact of the $3.4 million corporate generated F&I gain during the 2006 period. As a result of this sale, we no longer receive any corporate generated F&I. Dealership generated F&I increased $5.0 million (13%) as a result of the $125 (14%) increase in same store dealership generated F&I PVR. The increase in same store dealership generated F&I PVR was attributable to three main areas (i) a renegotiated contract with our primary service contract provider in the second quarter of 2006, which contributed an incremental $12 PVR, (ii) increased penetration rates on sales of our aftermarket products and services and (iii) lengthening in finance contract terms in the first half of 2007. We anticipate F&I will increase in the future as a result of (i) increased retail unit sales, (ii) the maturation of F&I programs and (iii) improvement of the F&I operations at our under-performing franchises.

	For the Three Months Ended June 30,				% of Gross Profit Increase (Decrease)	% of Gross Profit % Change
Selling, General and Administrative —	2007	% of Gross Profit	2006	% of Gross Profit
	(In thousands)
Personnel costs	$78,822	33.9%	$77,778	34.3%	(0.4)%	(1)%
Sales compensation	26,521	11.4%	26,388	11.7%	(0.3)%	(3)%
Share-based compensation	1,619	0.7%	927	0.4%	0.3%	75%
Outside services	14,421	6.2%	14,329	6.3%	(0.1)%	(2)%
Advertising	12,972	5.6%	12,570	5.6%	—%	—%
Rent	14,377	6.2%	13,234	5.8%	0.4%	7%
Utilities	4,424	1.9%	4,310	1.9%	—%	—%
Insurance	3,149	1.4%	3,766	1.7%	(0.3)%	(18)%
Other	17,320	7.4%	16,156	7.1%	0.3%	4%

Selling, general and administrative	$173,625	74.7%	$169,458	74.8%	(0.1)%	—%
Adjustments to SG&A:
Secondary offering expenses	(270)		—
Abandoned strategic project expenses	—		(1,417)

Adjusted selling, general and administrative	$173,355	74.6%	$168,041	75.3%	(0.7)%	(1)%

Gross profit	$232,412		$226,433
Corporate generated F&I gain	—		(3,400)

Adjusted gross profit	$232,412		$223,033		$9,379	4%

SG&A expense as a percentage of gross profit was 74.7% during the 2007 period as compared to 74.8% during the 2006 period. SG&A expenses during the 2007 period include $0.3 million of costs associated with a secondary offering of our common stock, for which we received no proceeds. SG&A expenses during the 2006 period include $1.4 million of costs associated with certain abandoned strategic projects. Excluding these items, adjusted SG&A expense as a percentage of adjusted gross profit decreased 70 basis points to 74.6% during the 2007 period. The improvement in adjusted SG&A as a percentage of adjusted gross profit is a result of several expense control initiatives, especially in the area of personnel and sales compensation, and continued leveraging of our fixed overhead and organizational structure by increasing total adjusted gross profit by $9.4 million (4%). In addition, our insurance costs continue to improve as we continue to focus on training and the lack of any significant weather events in our markets during the 2007 period. We anticipate that we will continue to lower our SG&A expense as a percentage of gross profit in the future as we continue to consolidate certain back office functions and continue to leverage our fixed cost structure, partially offset by increased rent expense as we continue to add service capacity.

Depreciation and Amortization—

The $0.3 million (5%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2007 and 2006. We expect depreciation and amortization to increase in the future as a result of previous and future capital expenditure projects to remodel and upgrade our facilities and expand our service capacity.

Other Income (Expense)—

The $0.2 million (2%) increase in floor plan interest expense was attributable to higher interest rates and higher average inventory levels, partially offset by increased equity in our vehicle inventory. We expect floor plan expense to fluctuate with changes in our inventory levels in the near future as we anticipate that short-term interest rates will remain at their current level.

The $2.0 million (18%) decrease in other interest expense was primarily attributable to a lower effective rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed in the first quarter of 2007 and finalized in the second quarter of 2007. In the second quarter of 2006 we had $200.0 million of 8% Senior Subordinated Notes due 2014

(“8% Notes”) and $250.0 million of our 9% Notes. In connection with our long-term debt refinancing, we issued $115.0 million of 3% Convertible Notes due 2012 and $150.0 million of 7.625% Senior Subordinated Notes due 2017 and repurchased all of our 9% Notes and as of June 30, 2007 have repurchased $20.6 million of our 8% Notes.

The $0.8 million loss on extinguishment of long-term debt was a result of the repurchase of the remaining $11.9 million of our 9% Notes in connection with the refinancing of our long-term debt. Included in the $0.8 million loss is (i) a $0.5 million premium on the repurchase of the 9% Notes and (ii) $0.3 million of costs associated with the remaining unamortized debt issuance costs associated with the 9% Notes. Other interest expense will decrease by $7.9 million on an annual basis as a result of this debt refinancing. In addition, our board of directors has authorized us to repurchase up to an additional $19.4 million of our senior subordinated notes.

Income Tax Expense—

The $0.9 million (7%) increase in income tax expense was a result of a $2.5 million (8%) increase in our income before income taxes, and the effect of reducing our estimated annual effective tax rate 20 basis points from 37.5% to 37.3% in the second quarter of 2007, principally as a result of a reorganization of our legal entities in Texas. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our future annual effective tax rate will be between 37% and 38%.

Discontinued Operations—

	For the Three Months Ended June 30,
	2007	2006
	(In thousands)
Franchises	—	9

Net operating losses from sold or closed franchises, net of tax	$(580)	$(1,578)
Net divestiture (expense) income including net gain (loss) on sale of franchises, net of tax	(27)	1,059

Discontinued operations, net of tax	$(607)	$(519)

During the three months ended June 30, 2007, we did not sell any franchises or place any franchises into discontinued operations. The $0.6 million loss from discontinued operations for the 2007 period primarily includes rent expense on idle or subleased properties associated with sold franchises and miscellaneous legal expenses associated with sold franchises or ancillary businesses. The $0.5 million loss from discontinued operations for the 2006 period is a result of (i) $1.1 million, net of tax, of divestiture income primarily associated with the sale of three franchises during the second quarter of 2006 and (ii) $1.6 million, net of tax, of net operating losses of franchises sold in 2007 and the last six months of 2006.

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

Six Months Ended June 30, 2007, Compared to the Six Months Ended June 30, 2006

	For the Six Months Ended June 30,				Increase (Decrease)	% Change
	2007	% of Gross Profit	2006	% of Gross Profit
	(In thousands, except per share data)
REVENUES:
New vehicle	$1,715,732		$1,716,326		$(594)	—%
Used vehicle	773,650		731,154		42,496	6%
Parts, service and collision repair	350,461		339,230		11,231	3%
Finance and insurance, net	82,260		77,856		4,404	6%

Total revenues	2,922,103		2,864,566		57,537	2%

COST OF SALES	2,465,628		2,429,214		36,414	1%

GROSS PROFIT	456,475	100%	435,352	100%	21,123	5%
OPERATING EXPENSES:
Selling, general and administrative	350,011	77%	332,749	76%	17,262	5%
Depreciation and amortization	10,676	2%	10,048	3%	628	6%

Income from operations	95,788	21%	92,555	21%	3,233	3%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(22,406)	(5)%	(19,944)	(4)%	2,462	12%
Other interest expense	(20,954)	(5)%	(22,043)	(5)%	(1,089)	(5)%
Interest income	3,006	1%	1,748	—%	1,258	72%
Loss on extinguishment of long-term debt	(18,523)	(4)%	—	—%	(18,523)	NM
Other income, net	689	—	824	—%	(135)	(16)%

Total other expense, net	(58,188)	(13)%	(39,415)	(9)%	18,773	48%

Income before income taxes	37,600	8%	53,140	12%	(15,540)	(29)%
INCOME TAX EXPENSE	14,025	3%	19,927	4%	(5,902)	(30)%

INCOME FROM CONTINUING OPERATIONS	23,575	5%	33,213	8%	(9,638)	(29)%
DISCONTINUED OPERATIONS, net of tax	(2,583)	—%	(1,656)	(1)%	927	56%

NET INCOME	$20,992	5%	$31,557	7%	$(10,565)	(33)%

EARNINGS PER COMMON SHARE (DILUTED):
Continuing Operations	$0.70		$0.99		$(0.29)	(29)%
Discontinued Operations	(0.08)		(0.05)

Net income	$0.62		$0.94		$(0.32)	(34)%

Net income and income from continuing operations decreased $10.6 million (33%) and $9.6 million (29%), respectively, during the 2007 period. Included in net income and income from continuing operations was (i) $11.6 million (net of tax) of costs associated with the repurchase of all $250.0 million of our 9% Notes and $3.0 million of our 8% Notes and (ii) $0.3 million of costs (net of tax) associated with a secondary offering of our common stock. During the 2006 period we recognized a $2.1 million (net of tax) gain from the sale of our interest in a pool of extended service contracts and $1.0 million (net of tax) of costs associated with abandoned strategic projects. Excluding the adjusting items mentioned above, adjusted income from continuing operations increased $5.2 million (16%).

The following discussion excludes the impact of the adjusting items as we believe that excluding these items provides a more accurate representation of our year over year financial performance. Please refer to “Reconciliation of Non-GAAP Financial Information” for more information. The $5.2 million (16%) increase in adjusted income from continuing operations was primarily a result of (i) the performance of our fixed operations and F&I businesses, which generated $11.0 million (6%) and $7.8 million (10%), respectively, of incremental adjusted gross profit during the 2007 period and (ii) a 60 basis point improvement in our adjusted selling, general and administrative expenses (“SG&A”) as a percentage of adjusted gross profit.

The $57.5 million (2%) increase in total revenues was a result of a $42.5 million (6%) increase in used vehicle revenue, an $11.2 million (3%) increase in fixed operations revenue and a $9.5 million (13%) increase in dealership generated F&I revenue, while new vehicle revenue was flat as a $17.4 million (1%) decrease in new retail revenue was partially offset by a $16.8 million (21%) increase in fleet revenue. The decrease in new retail revenue includes a $51.1 million (31%) decrease in new vehicle revenue from heavy truck sales due to changes in emission laws in 2007 and a weaker freight hauling market. The increase in used vehicle revenue is primarily attributable to a $38.6 million (7%) increase in retail revenue.

Total gross profit increased $21.1 million (5%) and total adjusted gross profit increased $24.5 million (6%). The increase in total adjusted gross profit was a result of an $11.0 million (6%) increase in fixed operations gross profit and a $7.8 million (10%) increase in adjusted F&I gross profit, both of which contributed to an overall 50 basis point increase in our total adjusted gross profit margin.

	For the Six Months Ended June 30,				Increase (Decrease)	% Change
New Vehicle —	2007		2006
	(In thousands, except unit and PVR data)
Revenues:
New retail revenues—same store(1)
Luxury	$546,784	34%	$510,808	31%	$35,976	7%
Mid-line import	682,324	43%	683,717	42%	(1,393)	—%
Mid-line domestic	240,423	15%	253,594	16%	(13,171)	(5)%
Value	21,734	1%	21,428	1%	306	1%

Total light vehicle retail revenues—same store(1)	1,491,265		1,469,547		21,718	1%
Heavy trucks	115,700	7%	166,880	10%	(51,180)	(31)%

Total new retail revenue—same store(1)	1,606,965	100%	1,636,427	100%	(29,462)	(2)%
New retail revenues—acquisitions	12,074		—

Total new retail revenues	1,619,039		1,636,427		(17,388)	(1)%

Fleet revenues—same store(1)	96,693		79,899		16,794	21%
Fleet revenues—acquisitions	—		—

Total fleet revenues	96,693		79,899		16,794	21%

New vehicle revenues, as reported	$1,715,732		$1,716,326		$(594)	—%

New retail units:
New retail units—same store(1)
Luxury	11,518	23%	11,310	22%	208	2%
Mid-line import	28,075	55%	27,871	54%	204	1%
Mid-line domestic	8,393	16%	8,940	17%	(547)	(6)%
Value	1,094	2%	1,010	2%	84	8%

Total light vehicle retail units—same store(1)	49,080		49,131		(51)	—
Heavy trucks	1,992	4%	2,774	5%	(782)	(28)%

Total new retail units—same store(1)	51,072	100%	51,905	100%	(833)	(2)%
New retail units—acquisitions	398		—

Retail units—actual	51,470		51,905		(435)	(1)%
Fleet units—actual	4,672		4,293		379	9%

Total new units—actual	56,142		56,198		(56)	—%

Total light vehicle units – same store(1)(2)	53,752		53,424		328	1%
Total light vehicle units – acquisitions(2)	398		—

Total light vehicle units – actual(2)	54,150		53,424		726	1%

New revenue PVR—same store(1)	$31,465		$31,527		$(62)	—%

New revenue PVR—actual	$31,456		$31,527		$(71)	—%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)	Includes light vehicle and fleet unit sales

	For the Six Months Ended June 30,				Increase (Decrease)	% Change
	2007		2006
	(In thousands, except PVR data)
Gross Profit:
New retail gross profit—same store(1)
Luxury	$43,896	37%	$41,246	35%	$2,650	6%
Mid-line import	50,185	42%	48,843	41%	1,342	3%
Mid-line domestic	17,653	15%	19,634	17%	(1,981)	(10)%
Value	1,441	1%	1,644	1%	(203)	(12)%

Total light vehicle retail gross profit—same store(1)	113,175		111,367		1,808	2%
Heavy trucks	5,781	5%	6,546	6%	(765)	(12)%

Total new retail gross profit	118,956	100%	117,913	100%	1,043	1%

New retail gross profit—acquisitions	890		—

Total retail gross profit	119,846		117,913		1,933	2%

Fleet gross profit—same store(1)	1,913		2,082		(169)	(8)%
Fleet gross profit—acquisitions	—		—

Total fleet gross profit	1,913		2,082		(169)	(8)%

New vehicle gross profit, as reported	$121,759		$119,995		$1,764	1%

New gross profit PVR—same store(1)	$2,329		$2,272		$57	3%

New gross profit PVR—actual	$2,328		$2,272		$56	2%

New retail gross margin—same store(1)	7.4%		7.2%		0.2%	3%

New retail gross margin—actual	7.4%		7.2%		0.2%	3%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

New vehicle revenue was flat due to a $51.1 million (31%) decrease in heavy truck sales, offset by a $33.8 million (2%) increase in light vehicle revenue, including $12.1 million from acquisitions, and a $16.8 million (21%) increase in fleet revenue. The decrease in heavy truck revenue was as a result of (i) changes in emission laws in January 2007, which increased demand for heavy trucks in 2006 and (ii) a weaker freight hauling market. Same store light vehicle revenue increased $21.7 million (1%) despite a challenging new retail sales environment, primarily as a result of increased unit sales and increased revenue PVR of luxury vehicles. The increase in same store revenue from luxury vehicles was partially offset by decreases in same store light vehicle revenue from our mid-line domestic brands. Mid-line domestic same store revenue decreased in the 2007 period as a result of lower unit volumes and lower revenue PVR as these brands continue to lower sales prices in an effort to maintain market share. Our total same store light vehicle unit sales, increased 1% despite a 2% decrease in the overall U.S. light retail vehicle industry.

The $1.8 million (1%) increase in new vehicle gross profit includes a $0.7 million (12%) decrease in gross profit from the sale of heavy trucks. Same store light vehicle retail gross profit increased $1.8 million (2%) during the 2007 period as improved gross profit from the sale of luxury and mid-line import brands, driven primarily by increased gross profit PVR, was partially offset by decreased gross profit from the sale of mid-line domestic vehicles. We were able to increase our same store gross profit from the sale of mid-line import vehicles by 3% despite only increasing same store unit sales 1% as a result of our ability to capitalize on manufacturer incentive programs.

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
Used Vehicle —	2007	2006
	(In thousands, except unit and PVR data)
Revenues:
Retail revenues—same store(1)	$592,133	$558,763	$33,370	6%
Retail revenues—acquisitions	5,222	—

Total used retail revenues	597,355	558,763	38,592	7%

Wholesale revenues—same store(1)	174,748	172,391	2,357	1%
Wholesale revenues—acquisitions	1,547	—

Total wholesale revenues	176,295	172,391	3,904	2%

Used vehicle revenues, as reported	$773,650	$731,154	$42,496	6%

Gross Profit:
Retail gross profit—same store(1)	$69,771	$67,560	$2,211	3%
Retail gross profit—acquisitions	583	—

Total used retail gross profit	70,354	67,560	2,794	4%

Wholesale gross profit—same store(1)	277	(846)	1,123	133%
Wholesale gross profit—acquisitions	35	—

Total wholesale gross profit	312	(846)	1,158	137%

Used vehicle gross profit, as reported	$70,666	$66,714	$3,952	6%

Used retail units—same store(1)	32,714	31,415	1,299	4%
Used retail units—acquisitions	312	—

Used retail units—actual	33,026	31,415	1,611	5%

Used revenue PVR—same store(1)	$18,100	$17,787	$313	2%

Used revenue PVR—actual	$18,087	$17,787	$300	2%

Used gross profit PVR—same store(1)	$2,133	$2,151	$(18)	(1)%

Used gross profit PVR—actual	$2,130	$2,151	$(21)	(1)%

Used retail gross margin—same store(1)	11.8%	12.1%	(0.3)%	(2)%

Used retail gross margin—actual	11.8%	12.1%	(0.3)%	(2)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $42.5 million (6%) increase in used vehicle revenues was primarily a result of a 4% increase in same store retail unit sales and a $3.9 million (2%) increase in wholesale revenues. Included in the $4.0 million (6%) increase in used vehicle gross profit was a $2.8 million (4%) increase in retail gross profit as a result of the 5% increase in unit sales. The $1.2 million (137%) increase in wholesale gross profit was a result of a strong wholesale environment during the first half of 2007. Our comparison from the prior year continues to be difficult as we have benefited in recent years from (i) targeted initiatives, including the building of experienced used vehicle teams in each of our regions and our investments in technology to better value trade-ins and improve inventory management and (ii) strong used vehicle sales in the 2006 period in Houston and Mississippi in the aftermath of hurricane Katrina. The strength of the wholesale environment in the first half of 2007 had the impact of significantly increasing the cost to acquire used vehicle inventory, increasing pressure on our used retail margins and used retail unit sales. However, the strong wholesale environment drove our $1.2 million improvement in wholesale gross profit.

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
Fixed Operations —	2007	2006
	(In thousands)
Revenues:
Revenues—same store(1)
Parts and service	$316,081	$307,475	$8,606	3%
Collision repair	32,015	31,755	260	1%

Total revenues—same store(1)	348,096	339,230	8,866	3%
Revenues—acquisitions	2,365	—

Parts, service and collision repair revenues, as reported	$350,461	$339,230	$11,231	3%

Gross Profit:
Gross profit—same store(1)
Parts and service	$162,828	$154,163	$8,665	6%
Collision repair	17,548	16,624	924	6%

Total gross profit—same store(1)	180,376	170,787	9,589	6%
Gross profit—acquisitions	1,414	—

Parts, service and collision repair gross profit, as reported	$181,790	$170,787	$11,003	6%

Parts and service gross margin—same store(1)	51.5%	50.3%	1.2%	2%

Collision repair gross margin—same store(1)	54.8%	52.4%	2.4%	5%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $11.2 million (3%) increase in fixed operations revenues and $11.0 million (6%) increase in fixed operations gross profit was primarily due to an 8% and 10% increase in our “customer pay” parts and service revenue and gross profit, respectively. We continue to experience decreases in our warranty business as warranty revenue decreased $1.0 million (2%) as a result of improvements in the quality vehicles produced in recent years.

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
Finance and Insurance, net—	2007	2006
	(In thousands, except PVR data)
Dealership generated F&I—same store(1)	$81,702	$72,771	$8,931	12%
Dealership generated F&I—acquisitions	558	—

Dealership generated F&I, net	82,260	72,771	9,489	13%
Corporate generated F&I	—	1,685
Corporate generated F&I gain	—	3,400

Finance and insurance, net as reported	$82,260	$77,856	$4,404	6%

Dealership generated F&I PVR–same store (1)(2)	$975	$873	$102	12%

Dealership generated F&I PVR–actual(2)	$974	$873	$101	12%

F&I PVR–actual	$974	$934	$40	4%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)	Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I profit PVR.

The $4.4 million (6%) increase in F&I includes the impact of the $3.4 million corporate generated F&I gain during the 2006 period. As a result of this sale, we no longer receive any corporate generated F&I. Dealership generated F&I increased $9.5 million (13%) as a result of the $102 (12%) increase in same store dealership generated F&I PVR. The increase in dealership generated F&I PVR was attributable to three main areas (i) a renegotiated contract with our primary service contract provider in the second quarter of 2006, which contributed an incremental $24 PVR, (ii) increased penetration rates on sales of our aftermarket products and services and (iii) lengthening of finance contract terms in the first half of 2007.

	For the Six Months Ended June 30,				Increase (Decrease)	% Change
Selling, General and Administrative —	2007	% of Gross Profit	2006	% of Gross Profit
	(In thousands)
Personnel costs	$159,748	35.0%	$155,339	35.7%	(0.7)%	(2)%
Sales compensation	51,716	11.3%	49,518	11.4%	(0.1)%	(1)%
Stock-based compensation	3,514	0.8%	2,296	0.5%	0.3%	60%
Outside services	29,616	6.5%	27,487	6.3%	0.2%	3%
Retirement benefits expense	2,950	0.6%	—	—%	0.6%	NM
Advertising	25,516	5.6%	24,132	5.5%	0.1%	2%
Rent	28,318	6.2%	26,228	6.0%	0.2%	3%
Utilities	9,199	2.0%	9,173	2.1%	(0.1)%	(5)%
Insurance	6,713	1.5%	7,630	1.8%	(0.3)%	(17)%
Other	32,721	7.2%	30,946	7.1%	0.1%	1%

Selling, general and administrative	$350,011	76.7%	$332,749	76.4%	0.3%	—%

Adjustments to SG&A:
Abandoned strategic project expenses	—		(1,658)
Retirement benefits expense	(2,950)		—
Secondary offering expenses	(270)		—

Adjusted selling, general and administrative	$346,791	76.0%	$331,091	76.6%	(0.6)%	(1)%

Gross profit	$456,475		$435,3521
Corporate generated F&I gain	—		(3,400)

Adjusted gross profit	$456,475		$431,952		$24,523	6%

SG&A expense as a percentage of gross profit was 76.7% for the 2007 period as compared to 76.4% for the 2006 period. SG&A expenses during 2007 include $3.0 million of retirement benefits expense for our former CEO and $0.3 million of costs associated with a secondary offering of common stock. SG&A expenses during 2006 include $1.7 million of certain abandoned strategic projects. Excluding these items, adjusted SG&A expense as a percentage of adjusted gross profit decreased 60 basis points to 76.0% during the 2007 period. The improvement in adjusted SG&A as a percentage of adjusted gross profit is a result of several expense control initiatives and continued leveraging of our fixed overhead and organizational structure by increasing total adjusted gross profit by $24.5 million (6%).

Depreciation and Amortization—

The $0.6 million (6%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2007 and 2006.

Other Income (Expense)—

The $2.5 million (12%) increase in floor plan interest expense was attributable to higher interest rates and higher average inventory levels.

The $1.1 million (5%) decrease in other interest expense was primarily attributable to a lower effective rate on our long-term debt as a result of our long-term debt refinancing substantially completed in the first quarter of 2007 and finalized in the second quarter of 2007.

The $18.5 million loss on the extinguishment was a result of the repurchase of all $250.0 million of our 9% Notes in connection with the refinancing of our long-term debt and $3.0 million of our 8% Notes. The $18.5 million loss includes (i) a $12.9 million premium on the repurchase of the 9% Notes and 8% Notes and (ii) $5.5 million of costs associated with a pro-rata write-off of unamortized debt issuance costs associated with the 9% Notes and 8% Notes and (iii) $0.1 million of costs associated with a pro-rata write-off of the unamortized value of our terminated fair value swap associated with the 8% Notes.

Income Tax Expense—

The $5.9 million (30%) decrease in income tax expense was a result of a $15.5 million (29%) decrease in our income before income taxes and a 20 basis point reduction in our effective tax rate from 37.5% to 37.3%, principally as a result of a reorganization of our legal entities in Texas.

Discontinued Operations—

	For the Six Months Ended June 30,
	2007	2006
	(In thousands)
Franchises	2	12

Ancillary businesses	—	1

Net operating losses from sold or closed franchises, net of tax	$(1,244)	$(2,698)
Net divestiture (expense) income including net gain (loss) on sale of franchises, net of tax	(1,339)	1,042

Discontinued operations, net of tax	$(2,583)	$(1,656)

During the six months ended June 30, 2007, we sold two franchises (two dealership locations), and as of June 30, 2007, we were not actively pursuing the sale of any franchises. The $2.6 million loss from discontinued operations for the 2007 period is a result of (i) $1.3 million, net of tax, of divestiture expense associated with the sale of the two franchises mentioned above (ii) $0.1 million, net of tax, of net operating losses of franchises sold in 2007 and (iii) $1.1 million, net of tax, of certain recurring costs associated with franchises sold prior to 2007. The $1.7 million loss from discontinued operations for the 2006 period, includes $2.7 million, net of tax, of losses of franchises sold or closed in 2007 and 2006 and $1.0 million, net of tax, of net divestiture income associated with franchises sold during the first half of 2006.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of June 30, 2007, our funds generated through future operations and the funds available for borrowings under our Committed Credit Facility (as defined below), floor plan facilities, mortgage notes payable and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions, capital expenditures, current divided commitments and any seasonal operating requirements for the foreseeable future.

As of June 30, 2007, we had cash and cash equivalents of approximately $48.7 million and working capital of $375.5 million. In addition, we had $125.0 million available for borrowings under our committed credit facility for working capital, general corporate purposes and acquisitions.

Long-term Debt Refinancing

During 2007, we completed a refinancing of our long-term debt which included (i) the repurchase of all $250.0 million of our 9% Notes, (ii) the issuance of $115.0 million of 3% Senior Subordinated Convertible Notes due 2012 (“3% Notes”), which have an initial conversion price of $33.99 (iii) the issuance of $150.0 million of 7.625% Senior Subordinated Notes due 2017 and (iv) the repurchase of $3.0 million of our 8% Notes. We expect our annual interest expense will decrease by approximately $7.9 million as a result of the long-term debt refinancing.

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock, with Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”). The convertible note hedge transactions requires the Counterparties to deliver to us, subject to customary anti-dilution adjustments, all shares issuable upon conversion of the 3% Notes.

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at a strike price of $45.09 per share. On exercise of the warrants, we are obligated to deliver a number of shares of our common stock based on the excess of the market price over the strike price.

The convertible note hedge and warrant transactions are separate contracts and are not part of the terms of the 3% Notes and will not affect the holders’ rights under the 3% Notes. Holders of the 3% Notes will not have any rights with respect to the convertible note hedge and warrant transactions. The convertible hedge and warrant transactions will generally have the effect of increasing the conversion price of the 3% Notes to $45.09, which is a 62.50% premium over the market price of our common stock at the time of pricing. The convertible note hedge and warrant transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of exercise is between $33.99 and $45.09.

3% Senior Subordinated Convertible Notes due 2012—

In March 2007, we issued $115.0 million in aggregate principal amount of our 3% Notes, receiving net proceeds of $111.1 million. The sale of the notes was exempt from registration pursuant to Rule 144A under the Securities Act, as amended (the “Securities Act”). During the second quarter of 2007, we filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the notes and the underlying common stock. The costs related to the issuance of these notes were capitalized and are being amortized to other interest expense over the term of the notes. We pay interest on these notes on March 15 and September 15 of each year until their maturity on September 15, 2012. If and when these notes are converted, we will pay cash for the principal amount of each note and, if applicable, shares of our common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the notes) and the relevant 30 VWAP trading day observation period. The initial conversion rate for the notes will be 29.4172 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $33.99 per share. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest.

Our 3% Notes are guaranteed by all our wholly-owned current subsidiaries and all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. The terms of our 3% Notes, in certain circumstances, restrict our ability to, among other things, sell all or substantially all of our assets.

7.625% Senior Subordinated Notes due 2017—

In March 2007, we issued $150.0 million of our 7.625% Notes, receiving net proceeds of $146.0 million. The sale of the notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. During the second quarter of 2007, we filed a registration statement with the SEC in connection with an exchange offer to exchange the notes for new notes with substantially identical terms that are registered under the Securities Act, therefore, will generally be freely transferable. The costs related to the issuance of these notes were capitalized and are being amortized to other interest expense over the term of the notes. We pay interest on these notes on March 15 and September 15 of each year until their maturity on March 15, 2017. At any time during the term of the 7.625% Notes we may, at our option, choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the applicable premium set forth in the 7.625% Notes indenture. On or before March 15, 2010, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of these notes at a redemption price equal to 107.625% of their principal amount plus accrued and unpaid interest thereon.

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

In May 2007, our board of directors declared a $0.20 per share cash dividend, which was the fourth consecutive quarter that a $0.20 per share dividend was paid.

Committed Credit Facility

We have a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A., and 18 other financial institutions (the “Syndicate”), which provides us with $125.0 million of working capital borrowing capacity and $425.0 million of financing for all of our new and used vehicle inventory with the exception of our (i) Ford, Lincoln, Mercury, Mazda, Volvo and Rover dealerships (“Ford Trustmark”), (ii) General Motors dealerships and (iii) Mercedes-Benz, Chrysler, Dodge and Jeep dealerships (“DaimlerChrysler Dealerships”) through March 2009. Ford Motor Credit Corporation (“FMCC”) provides us with $150.0 million of floor plan financing outside of the Syndicate to finance inventory at our Ford Trustmark dealerships while General Motors Acceptance Corporation (“GMAC”) and DaimlerChrysler Financial Services (“DCFS”) each provides us with $100.0 million of floor plan financing outside of the Syndicate to finance inventory at our General Motors’ dealerships and DaimlerChrylser Dealerships, respectively.

Floor Plan Financing-

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory. We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “Floor plan notes payable — manufacturer affiliated” and all other floor plan notes payable “Floor plan notes payable — non-manufacturer affiliated.” As of June 30, 2007, total borrowing capacity under the floor plan financing agreements with our vehicle floor plan providers totaled $795.0 million. In addition, as of June 30, 2007, we had total borrowing capacity of $56.0 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of June 30, 2007, we had $667.3 million, outstanding to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our vehicle inventory. From time to time, depending on market conditions and our liquidity, in an effort to maximize the use of our cash, we may decide to repay floor plan notes payable prior to the sale of the related vehicle.

Amounts borrowed under the Committed Credit Facility are secured by certain of our tangible and intangible assets and the guarantees of each of our subsidiaries, other than our Toyota and Lexus subsidiaries.

Debt Covenants-

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) an adjusted current ratio of at least 1.2 to 1, of which our ratio was 1.6 to 1 as of June 30, 2007; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was 1.8 to 1 as of June 30, 2007; (iii) an adjusted leverage ratio of not more than 4.5 to 1, of which our ratio was 2.8 to 1 as of June 30, 2007 and (iv) a minimum adjusted net worth of not less than $350.0 million, of which our adjusted net worth was $474.1 million as of June 30, 2007. A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was 1.4 to 1 as of June 30, 2007 and (ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was 3.2 to 1 as of June 30, 2007. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the amount to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of June 30, 2007, we were in compliance with all our debt and lease agreement covenants.

Cash Flows for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the manufacturer of a particular new vehicle is classified as an operating activity on the Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of a vehicle immediately after that vehicle is sold. As a result, changes in floor plan notes payable are generally linked to changes in new vehicle inventory and therefore are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided a reconciliation of cash flow from operating activities and financing activities, as if all changes in floor plan notes payable, except for borrowings associated with acquisitions, were classified as an operating activity.

	For the Six Months Ended June 30,
(In thousands)	2007	2006
Reconciliation of Cash (used in) provided by Operating Activities to Adjusted Cash provided by Operating Activities
Cash (used in) provided by operating activities — as reported	$(48,089)	$105,685
Floor plan notes payable — non-manufacturer affiliated, net	73,535	(98,181)

Cash provided by operating activities — as adjusted	$25,446	$7,504

Reconciliation of Cash provided by (used in) Financing Activities to Adjusted Cash (used in) provided by Financing Activities
Cash provided by (used in) financing activities — as reported	$21,560	$(94,977)
Floor plan borrowings — non-manufacturer affiliated	(1,388,483)	(1,273,177)
Floor plan repayments — non-manufacturer affiliated	1,314,948	1,371,358

Cash (used in) provided by financing activities — as adjusted	$(51,975)	$3,204

Operating Activities-

Net cash used in operating activities totaled $48.1 million during 2007. Net cash provided by operating activities totaled $105.7 million during 2006. Net cash provided by operating activities, as adjusted, totaled $25.4 million and $7.5 million for 2007 and 2006, respectively. Cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The $17.9 million increase in our cash provided by operating activities, as adjusted, during 2007 was a result of a $21.4 million increase in net income adjusted for non-cash items and $13.6 million less cash used in 2007 for the payment of accounts payable, accrued liabilities and prepaid assets, partially offset by $18.3 million more cash used in 2007 related to the sale of inventory and repayment of floor plan notes payable. During the 2007 period, we repaid approximately $30.0 million of floor plan notes payable prior to sale of the related vehicle, in an effort to maximize the use of our cash. In connection with two and six franchise divestitures, we repaid $5.4 million and $21.0 million of floor plan notes payable during the six months ended June 30, 2007 and 2006, respectively.

Investing Activities—

Net cash used in investing activities totaled $54.0 million during 2007. Net cash provided by investing activities totaled $21.2 million during 2006. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $28.9 million and $23.3 million for 2007 and 2006, respectively, of which $10.3 million and $7.1 million, were financed or were pending financing through sale-leaseback agreements for 2007 and 2006, respectively. Our capital investments consisted of upgrades of our existing facilities, equipment purchases and construction of new facilities. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. We expect that capital expenditures during 2007 will total between $70 million and $80 million, of which we intend to finance approximately 50% to 60% principally through sale-leaseback agreements.

Proceeds from the sale of assets totaled $8.3 million and $42.1 million for 2007 and 2006, respectively. Included in the proceeds from the sale of assets for 2007 and 2006, was $5.4 million and $21.0 million, respectively, of proceeds that were paid directly to our floor plan providers associated with the sale of inventory in connection with our divestitures. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest dealerships.

During 2007 we paid $34.1 million to acquire five franchises (three dealership locations). Included in the $34.1 million of acquisition payments was $11.5 million of inventory, $4.9 million of real estate, $9.4 million of goodwill and $8.3 million of franchise rights. We financed these acquisitions by using $23.4 million of cash and floor plan borrowings of $10.7 million from our Committed Credit Facility for the purchase of new vehicle inventory.

Financing Activities—

Net cash provided by financing activities totaled $21.6 million for 2007, while net cash used in financing activities totaled $95.0 million for 2006. Net cash used in financing activities, as adjusted, totaled $52.0 million for 2007, while net cash provided by financing activities, as adjusted, totaled $3.2 million for 2006.

During 2007 and 2006, proceeds from borrowings totaled $265.0 million and $1.0 million, respectively. Proceeds from borrowings during 2007 include the issuance of our 3% Notes and 7.625% Notes. In addition we incurred $7.9 million of debt issuance costs associated with issuance of our 3% Notes and 7.625% Notes.

We borrowed $10.7 million from our floor plan facilities for the purchase of inventory in connection with five franchise acquisitions during the six months ended June 30, 2007. We did not complete any acquisitions during the six months ended June 30, 2006.

During 2007 and 2006, we repaid debt of $266.8 million and $2.2 million, respectively. Included in the $266.8 million of debt repayments was $262.8 million related to the repurchase of all of our $250.0 million of our 9% Notes and $3.1 million related to the repurchase of $3.0 million of our 8% Notes. In addition, our board of directors has authorized us to repurchase up to an additional $19.4 million of our senior subordinated notes.

During 2007, in connection with the 3% Notes we paid $19.3 million for a convertible bond hedge and sold warrants to purchase shares of our common stock at $45.09 per share for proceeds of $8.9 million.

During 2007, we paid two $0.20 per share dividends totaling $13.2 million. This was the third and fourth consecutive quarters that a $0.20 per share dividend was paid.

During 2007, we purchased 1.3 million shares of our common stock at $27.75 per share for $36.1 million.

During 2007, we received net proceeds of $3.2 million from the sale of real estate associated with sale-leaseback transactions. We consider these particular transactions financing activities as we owned the real estate and related improvements prior to the sale-leaseback transaction and continue to use the dealership facilities and related real estate in our operations. We have entered into long-term lease agreements for use of the dealership facilities with the lessors.

During 2007 and 2006, we received proceeds from the exercise of stock options totaling $2.9 million and $3.9 million, respectively. In connection with the exercise and vesting of share-based awards during 2007, we repurchased 131,629 shares of common stock from employees for $0.8 million, which was equal to the employees’ tax liability from the exercise or vesting of share-based awards. In addition, we recognized $1.5 million and $0.5 million of excess tax benefits from the exercise and vesting of share-based awards during 2007 and 2006, respectively.

Acquisitions

During the six months ended June 30, 2007, we acquired five franchises (three dealership locations) for an aggregate purchase price of $34.1 million. We financed these acquisitions through the use of $23.4 million of cash and floor plan borrowings of $10.7 million from our Committed Credit Facility for the purchase of new vehicle inventory. These franchises have annualized revenues of approximately $140.0 million, which has put us well on our way to achieving our annual target of adding at least $200.0 million of annual revenues through acquisitions. We expect to meaningfully exceed our current acquisition revenue target in 2007.

Sale-leaseback transactions

During 2007 we completed one sale-leaseback transaction resulting in the sale of $3.6 million of real estate and the commencement of a long-term operating lease with the buyer.

Off-Balance Sheet Transactions

We had no material off-balance sheet transactions during the periods presented other than those disclosed in Note 14 of our condensed consolidated financial statements.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 9% Senior Subordinated Notes due 2012, our 8% Senior Subordinated Notes due 2014, our 7.625% Senior Subordinated Notes due 2017 and our Committed Credit Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. As of June 30, 2007, our ability to repurchase shares and pay cash dividends was limited to $38.4 million due to these restrictions.

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

Inventories—

Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for new and used vehicles, we consider (i) the aging of new and used vehicles, (ii) loss histories of new and used vehicles, (iii) the timing of annual and model changeovers of new vehicles and (iv) current market conditions. We very rarely sell new vehicles that have been in inventory for less than 300 days at a loss. Our new vehicle loss histories have indicated that our losses range between 1% to 6% of our new vehicle inventory that exceeded 300 days old. As of June 30, 2007, our new vehicle loss reserve was $0.5 million or 4.5% of new vehicle inventory over 300 days old. Each 1% change in our estimate would change our new vehicle reserve approximately $0.1 million. Our used vehicle loss histories have indicated that our losses range between 2% to 4% of our used vehicle inventory. As of June 30, 2007, our used vehicle loss reserve was $3.5 million or 2.8% of used vehicle inventory. A 1% change in our estimate of used vehicle losses during 2007 would change Used Vehicle Cost of Sales by approximately $1.3 million.

Notes Receivable—Finance Contracts—

As of June 30, 2007 and December 31, 2006, we had outstanding notes receivable from finance contracts of $19.8 million and $17.9 million, respectively. These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve. Our loss histories indicate our future credit losses will be approximately 15% of notes receivable. Our allowance for credit losses was $3.0 million and $3.1 million as of June 30, 2007 and December 31, 2006, respectively. A 1% change in our estimate of notes receivable losses during 2007 would change our Finance and Insurance, net by approximately $0.2 million.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated prior to maturity. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargeback’s is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 7% and 21%, while our effective chargeback loss rate is 12%. Our chargeback reserves were $15.3 million and $14.1 million as of June 30, 2007 and December 31, 2006, respectively. A 1% change in our effective chargeback loss rate would change Finance and Insurance, net by $0.9 million.

Insurance Reserves—

We are self insured for employee medical claims and we maintain stop loss coverage for individual claims and have large deductible workers compensation, property and general liability insurance plans. We maintain and frequently review claim and loss histories to help us assess our future liability for these claims. In addition, we use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. We had $6.9 million and $5.9 million of insurance reserves for both known and unknown employee medical, workers compensation and general liability claims as of June 30, 2007 and December 31, 2006, respectively.

Goodwill and Other Intangible Assets—

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that based on how we operate our business, allocate resources, and regularly review our financial data and operating results that we qualify as a single reporting unit for purposes of testing goodwill for impairment. We evaluate our operations and financial results in the aggregate by dealership. The dealership general managers are responsible for customer-facing activities, including inventory management, advertising and personnel decisions, and have the flexibility to respond to local market conditions. The corporate management team, with input from the regional management teams, is responsible for infrastructure and general strategy decisions.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and franchise rights, which are deemed to have indefinite lives. We review goodwill and indefinite lived manufacturer franchise rights for impairment annually on October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the related fair market value of our underlying businesses.

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

In connection with the adoption of FIN 48, we analyzed our filing positions in all of the federal and state jurisdictions where we are required to file tax returns, as well as all open years in these jurisdictions. We have uncertain tax positions in certain of the states in which we do business; however, none of the states individually constitute a “major” tax jurisdiction, as defined. Years subject to audit range as far back as 2003. The Internal Revenue Service commenced examinations of our consolidated federal returns for the years 2004 and 2005 in the first quarter of 2007, and certain of our subsidiary returns for 2003, 2004 and 2005 in the fourth quarter 2006. In addition, we have various state audits for years 2003, 2004 and 2005, being performed as of June 30, 2007. To date, no material adjustments have been proposed and we do not anticipate that these examinations will result in a material change to our financial position or results of operations.

We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2007, we had approximately $0.7 million of accrued interest related to uncertain tax positions and no accrual for penalties. We do not expect the amount of accrued interest to change materially in the next twelve months.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Adjusted cash provided by (used in) operating and financing activities-

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of a vehicle immediately after that vehicle is sold. As a result, changes in floor plan notes payable are directly linked to changes in new vehicle inventory and therefore are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided a reconciliation of cash flow from operating activities and financing activities, as if all changes in floor plan notes payable, except for borrowings associated with acquisitions, were classified as an operating activity.

	For the Six Months Ended June 30,
(In thousands)	2007	2006
Reconciliation of Cash (used in) provided by Operating Activities to Adjusted Cash provided by Operating Activities
Cash (used in) provided by operating activities — as reported	$(48,089)	$105,685
Floor plan notes payable — non-manufacturer affiliated, net	73,535	(98,181)

Cash provided by operating activities — as adjusted	$25,446	$7,504

Reconciliation of Cash provided by (used in) Financing Activities to Adjusted Cash (used in) provided by Financing Activities
Cash provided by (used in) financing activities — as reported	$21,560	$(94,977)
Floor plan borrowings — non-manufacturer affiliated	(1,388,483)	(1,273,177)
Floor plan repayments — non-manufacturer affiliated	1,314,948	1,371,358

Cash (used in) provided by financing activities — as adjusted	$(51,975)	$3,204

Dealership generated Finance and Insurance Gross Profit PVR-

We evaluate finance and insurance gross profit performance on a per vehicle retailed (“PVR”) basis by dividing total finance and insurance gross profit by the number of retail vehicles sold. During 2003, we renegotiated a contract with a third party finance and insurance product provider, which resulted in the recognition of income in 2006 that was not attributable to retail vehicles sold during 2006 (referred to as “corporate generated finance and insurance gross profit”). During the second quarter of 2006, we decided to sell our remaining interest in the pool of extended service contracts which had been the source of our corporate generated finance and insurance gross profit, which resulted in the recognition of a $3.4 million gain on the sale (“corporate generated finance and insurance gain”). We believe that dealership generated finance and insurance PVR, which excludes the additional amounts derived from contracts negotiated by our corporate office, provides a more accurate measure of our finance and insurance operating performance. The following table reconciles finance and insurance gross profit to dealership generated finance and insurance gross profit, and provides the necessary components to calculate dealership generated finance and insurance gross profit PVR.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except for unit and per vehicle data)	2007	2006	2007	2006
Reconciliation of Finance and Insurance Gross Profit to Dealership Generated Finance and Insurance Gross Profit:
Finance and insurance gross profit, net (as reported)	$43,576	$42,706	$82,260	$77,856
Less: Corporate generated finance and insurance	—	(692)	—	(1,685)
Less: Corporate generated finance and insurance gain	—	(3,400)	—	(3,400)

Dealership generated finance and insurance, net	$43,576	$38,614	$82,260	$72,771

Dealership generated finance and insurance gross profit PVR	$1,000	$878	$974	$873

Retail units sold:
New retail units	27,178	27,782	51,470	51,905
Used retail units	16,401	16,196	33,026	31,415

Total	43,579	43,978	84,496	83,320

Adjusted SG&A Expense and Adjusted Income from Continuing Operations-

Our operations for three and six months ended June 30, 2007 were impacted by (i) expenses associated with the secondary stock offerings of our former private equity owners, (ii) the retirement benefit paid to our former Chief Executive Officer and (iii) the losses associated with the extinguishment of certain of our senior subordinated notes. Our operations for the three and six months ended June 30, 2006 were impacted by (i) our decision to abandon certain strategic projects and (ii) the one-time gain recognized on the sale of a pool of extended warranty contracts. We believe that excluding these items provides a more accurate measure of our operations for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Adjusted SG&A expenses as percentage of adjusted gross profit:
SG&A expenses	$173,625	$169,458	$350,011	$332,749
Retirement benefits expense	—	—	(2,950)	—
Abandoned strategic project expenses	—	(1,417)	—	(1,658)
Secondary offering expenses	(270)	—	(270)	—

Adjusted SG&A expenses	$173,355	$168,041	$346,791	$331,091

Gross profit	$232,412	$226,433	$456,475	$435,352
Corporate generated F&I gain	—	(3,400)	—	(3,400)

Adjusted gross profit	$232,412	$223,033	$456,475	$431,952

Adjusted SG&A expenses as a percentage of gross profit	74.6%	75.3%	76.0%	76.6%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Adjusted income from continuing operations excluding non-operating items:
Net income	$20,559	$19,004	$20,992	$31,557
Discontinued operations, net of tax	607	519	2,583	1,656

Income from continuing operations	21,166	19,523	23,575	33,213
Retirement benefits expense, net of tax	—	—	1,850	—
Secondary offering expenses*	270	—	270	—
Corporate generated F&I gain, net of tax	—	(2,125)	—	(2,125)
Abandoned strategic project expenses, net of tax	—	886	—	1,036
Loss on extinguishment of long-term debt, net of tax	564	—	11,614	—

Adjusted income from continuing operations	$22,000	$18,284	$37,309	$32,124

*	Second offering expenses are not deductible for tax purposes; therefore no tax benefit has been reflected

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $555.2 million of total variable rate debt (including floor plan notes payable) outstanding as of June 30, 2007, a 1% change in interest rates would result in a change of approximately $5.6 million to our annual other interest expense.

We received $15.7 million of interest credit assistance from certain automobile manufacturers during 2007. Interest credit assistance reduced cost of sales during 2007 by $14.7 million and reduced new vehicle inventory by $5.1 million and $4.1 million as of June 30, 2007 and December 31, 2006, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk

In November 2006, we entered into an interest rate swap agreement with a notional principal amount of $150.0 million as a hedge against the changes in interest rates of our variable rate floor plan notes payable for a period of two years beginning in November 2006. The swap agreement was designated and qualifies as a cash flow hedge of future changes in interest rates of our variable rate floor plan notes payable and is not expected to contain any ineffectiveness. As of June 30, 2007, the swap agreement had a fair value of $0.2 million, which was included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheet.

We have an interest rate swap with a current notional principal amount of $13.8 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. Under the terms of the swap agreement, we make payments based on a fixed rate of 6.08% and receive a variable rate cash flows based on one-month LIBOR. As of June 30, 2007 and December 31, 2006, the swap agreement had a fair value of $0.4 million and $0.3 million, respectively, which was included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

Three interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of June 30, 2007, was $2.9 million ($1.8 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of these terminated cash flow swaps will total $0.9 million for the year ended December 31, 2007. In addition, included as a reduction to our 8% Notes as of June 30, 2007, was $7.2 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of this terminated fair value swap will total $1.1 million for the year ended December 31, 2007.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures (i) were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC and (ii) were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

-—

Forward-Looking Statements

This report contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and projections regarding our financial position, results of operations, market position, product development and business strategy. Such statements include, but are not limited to our expectations that the mid-line import and luxury brands will continue to take market share and the impact that will have on our operations; that the vehicle manufacturers will continue their incentive programs; that our increased service expansion will drive future revenue increases; that we will continue to acquire dealerships and the impact those acquisitions on our operations; that our initiatives in F&I will increase revenues; our capital expenditure projections and the impact they will have on our operations; our ability to complete our bond repurchase plan and the impact that plan will have on our operations; the impact that our high margin business will have on our future operations; and our ability to continue to pay dividends.

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

There can be no guarantees that our plans for future operations will be successfully implemented or that they will prove to be commercially successful or that we will be able to continue paying dividends in the future at the current rate or at all. These and other risk factors are discussed in out Annual Report on Form 10-K/A and in our other filings with the SEC. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The results of the votes cast at the Company’s Annual Meeting on May 4, 2007 were as follows:

Election of Class II Directors:

(elected until 2010):

	For	Withheld
Thomas C. DeLoach, Jr	29,417,219	1,798,413
Philip F. Maritz	29,417,219	1,798,413
John M. Roth	28,746,898	2,468,734
Jeffery I. Wooley	28,902,128	2,313,504

The names of the other directors whose term of office continued after the meeting are as follows:

Class III Directors

(term expires 2008)

Vernon E. Jordan, Jr.

Eugene S. Katz

Charles R. Oglesby

Class I Directors

(term expires 2009)

Janet M. Clarke

Dennis Clements

Michael J. Durham

Ratification of appointment of Deloitte & Touche L.L.P. as independent public accountants for 2007:

For	31,201,147
Against	12,345
Abstain	2,140

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description of Documents

4.1*	First Supplemental Indenture, dated as of June 29, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedules II(a) and II(b) thereto, the other Guarantors, and The Bank of New York, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-144346) filed with the SEC on July 5, 2007)

4.2*	Fifth Supplemental Indenture, dated as of June 29, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedules II(a) and II(b) thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 of Asbury Automotive Group, Inc. (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-144346) filed with the SEC on July 5, 2007)

4.3*	First Supplemental Indenture, dated as of June 29, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedules II(a) and II(b) thereto, the other Guarantors, and The Bank of New York, as Trustee, related to the 3% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (File No. 333-144346) filed with the SEC on July 5, 2007)

10.1*	Amended Employment Agreement between Asbury Automotive Group, Inc. and Charles Oglesby, dated as of May 4, 2007 (filed as Exhibit 10.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the SEC on May 9, 2007)

10.2*	Form of Restricted Share Award Agreement for Employees of Asbury Automotive Group, Inc. (filed as Exhibit 10.2 to Asbury Automotive Group’s Current Report on Form 8-K filed with the SEC on May 9, 2007)

15.1	Awareness letter from Deloitte & Touche LLP

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: August 8, 2007	By:	/s/ CHARLES R. OGLESBY
Name: Charles R. Oglesby
Title: Chief Executive Officer and President

Date: August 8, 2007	By:	/s/ J. GORDON SMITH
Name: J. Gordon Smith
Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

4.1*	First Supplemental Indenture, dated as of June 29, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedules II(a) and II(b) thereto, the other Guarantors, and The Bank of New York, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-144346) filed with the SEC on July 5, 2007)

4.2*	Fifth Supplemental Indenture, dated as of June 29, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedules II(a) and II(b) thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 of Asbury Automotive Group, Inc. (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-144346) filed with the SEC on July 5, 2007)

4.3*	First Supplemental Indenture, dated as of June 29, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedules II(a) and II(b) thereto, the other Guarantors, and The Bank of New York, as Trustee, related to the 3% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (File No. 333-144346) filed with the SEC on July 5, 2007)

10.1*	Amended Employment Agreement between Asbury Automotive Group, Inc. and Charles Oglesby, dated as of May 4, 2007 (filed as Exhibit 10.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the SEC on May 9, 2007)

10.2*	Form of Restricted Share Award Agreement for Employees of Asbury Automotive Group, Inc. (filed as Exhibit 10.2 to Asbury Automotive Group’s Current Report on Form 8-K filed with the SEC on May 9, 2007)

15.1	Awareness letter from Deloitte & Touche LLP

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007

*	Incorporated by reference