Form 10-Q
period 2007-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2007-11-07
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of November 5, 2007, was 31,580,200 (net of 4,677,261 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,794	$129,170
Contracts-in-transit	98,102	126,012
Accounts receivable (net of allowance of $669 and $648, respectively)	143,387	167,562
Inventories	745,428	775,313
Deferred income taxes	13,961	13,961
Prepaid and other current assets	76,120	55,099
Assets held for sale	20,228	25,947

Total current assets	1,138,020	1,293,064
PROPERTY AND EQUIPMENT, net	210,688	202,584
GOODWILL	468,123	447,996
OTHER LONG-TERM ASSETS	98,526	87,193

Total assets	$1,915,357	$2,030,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$183,329	$319,896
Floor plan notes payable—non-manufacturer affiliated	433,858	380,881
Current maturities of long-term debt	26,001	23,144
Accounts payable	48,822	63,951
Accrued liabilities	82,864	89,296
Liabilities associated with assets held for sale	1,377	3,887

Total current liabilities	776,251	881,055
LONG-TERM DEBT	465,671	454,010
DEFERRED INCOME TAXES	51,473	53,991
OTHER LONG-TERM LIABILITIES	34,776	29,948
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 90,000,000 shares authorized, 36,253,461 and 35,071,401 shares issued, including shares held in treasury, respectively	363	351
Additional paid-in capital	439,193	431,725
Retained earnings	215,558	196,393
Treasury stock, at cost; 4,295,161 and 1,536,706 shares held, respectively	(65,770)	(14,559)
Accumulated other comprehensive loss	(2,158)	(2,077)

Total shareholders’ equity	587,186	611,833

Total liabilities and shareholders’ equity	$1,915,357	$2,030,837

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
New vehicle	$893,977	$901,783	$2,609,709	$2,618,109
Used vehicle	378,140	388,095	1,151,790	1,119,249
Parts, service and collision repair	176,707	170,246	527,168	509,476
Finance and insurance, net	42,210	40,590	124,470	118,446

Total revenues	1,491,034	1,500,714	4,413,137	4,365,280

COST OF SALES:
New vehicle	829,977	838,231	2,423,950	2,434,562
Used vehicle	348,391	351,941	1,051,375	1,016,381
Parts, service and collision repair	84,351	83,153	253,022	251,596

Total cost of sales	1,262,719	1,273,325	3,728,347	3,702,539

GROSS PROFIT	228,315	227,389	684,790	662,741
OPERATING EXPENSES:
Selling, general and administrative	176,067	172,568	526,078	505,317
Depreciation and amortization	5,385	5,056	16,061	15,104

Income from operations	46,863	49,765	142,651	142,320
OTHER INCOME (EXPENSE):
Floor plan interest expense	(10,618)	(10,123)	(33,024)	(30,067)
Other interest expense	(9,083)	(11,225)	(30,037)	(33,268)
Interest income	900	1,523	3,906	3,271
Loss on extinguishment of long-term debt	—	(914)	(18,523)	(914)
Other income, net	343	399	1,032	1,223

Total other expense, net	(18,458)	(20,340)	(76,646)	(59,755)

Income before income taxes	28,405	29,425	66,005	82,565
INCOME TAX EXPENSE	9,185	11,035	23,210	30,962

INCOME FROM CONTINUING OPERATIONS	19,220	18,390	42,795	51,603
DISCONTINUED OPERATIONS, net of tax	(210)	(1,211)	(2,793)	(2,867)

NET INCOME	$19,010	$17,179	$40,002	$48,736

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.59	$0.55	$1.31	$1.56
Discontinued operations	—	(0.03)	(0.09)	(0.09)

Net income	$0.59	$0.52	$1.22	$1.47

Diluted—
Continuing operations	$0.58	$0.54	$1.27	$1.52
Discontinued operations	(0.01)	(0.03)	(0.08)	(0.08)

Net income	$0.57	$0.51	$1.19	$1.44

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,450	33,258	32,754	33,087

Diluted	33,244	33,841	33,693	33,853

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$40,002	$48,736
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	16,061	15,104
Depreciation and amortization from discontinued operations	35	269
Share-based compensation	4,706	3,258
Amortization of deferred financing fees	1,929	1,759
Change in allowance for doubtful accounts	21	(526)
Loss (gain) on sale of discontinued operations, net	2,001	(2,076)
Loss on extinguishment of long-term debt	18,523	914
Deferred income taxes	6,245	(1,221)
Other adjustments	10,464	5,403
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Contracts-in-transit	27,910	27,028
Accounts receivable	8,734	534
Proceeds from the sale of accounts receivable	15,420	14,347
Inventories	76,646	11,413
Prepaid and other current assets	(28,610)	(25,334)
Floor plan notes payable—manufacturer affiliated, excluding divestitures, net	(136,567)	101,136
Floor plan notes payable—manufacturer affiliated divestitures	—	(11,252)
Accounts payable and accrued liabilities	(21,368)	(4,800)
Excess tax benefits from share-based payment arrangements	(1,578)	(1,723)
Other long-term assets and liabilities	(965)	5,392

Net cash provided by operating activities	39,609	188,361
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—internally financed	(25,389)	(22,814)
Capital expenditures—externally financed	(15,614)	(11,871)
Construction reimbursements associated with sale-leaseback agreements	11,405	3,383
Acquisitions	(70,485)	—
Proceeds from the sale of assets	8,414	43,691
Other investing activities	(3,412)	(1,297)

Net cash (used in) provided by investing activities	(95,081)	11,092
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-manufacturer affiliated, excluding acquisitions	2,059,553	1,838,366
Floor plan borrowings—acquisitions	22,406	—
Floor plan repayments—non-manufacturer affiliated, excluding divestitures	(2,026,108)	(1,934,698)
Floor plan repayments—non manufacturer affiliated divestitures	(5,384)	(11,335)
Payment of dividends	(20,558)	(6,649)
Proceeds from borrowings	265,000	987
Repayments of borrowings	(267,264)	(17,524)
Debt issuance costs	(7,949)	—
Sale of warrants	8,924	—
Purchase of treasury stock	(49,507)	—
Purchase of convertible note hedge	(19,309)	—
Proceeds from the exercise of stock options	3,353	5,958
Proceeds from the sale of assets associated with sale-leaseback agreements	3,181	—
Excess tax benefits from share-based payment arrangements	1,578	1,723
Purchase of treasury stock associated with share-based payment arrangements	(820)	—

Net cash used in financing activities	(32,904)	(123,172)

Net (decrease) increase in cash and cash equivalents	(88,376)	76,281
CASH AND CASH EQUIVALENTS, beginning of period	129,170	57,194

CASH AND CASH EQUIVALENTS, end of period	$40,794	$133,475

See Note 11 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Asbury Automotive Group, Inc. is a national automotive retailer, operating 122 franchises (92 dealership locations) in 21 metropolitan markets within 10 states as of September 30, 2007. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 35 domestic and foreign brands of new vehicles, including six heavy truck brands. We also operate 23 collision repair centers that serve our markets.

Our retail network is currently organized into four regions and includes nine dealership groups, each marketed under different local brands: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our California dealerships operating in Los Angeles, Sacramento and Fresno and our North Point dealerships operating in Little Rock, Arkansas), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia). Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations.

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

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006 have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006, have been reclassified to reflect the status of our discontinued operations as of September 30, 2007.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill or franchise rights, which are deemed to have indefinite lives. We review goodwill and indefinite lived manufacturer franchise rights for impairment annually on October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the related fair market value of our underlying businesses.

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

The changes in fair value of the effective portion of “cash flow” hedges are reported as a component of accumulated other comprehensive loss. Amounts in accumulated other comprehensive loss are reclassified to interest expense to the extent the hedge becomes ineffective. The change in fair value of “fair value” hedges are recorded as a component of interest expense. Changes in the fair value of the associated hedged exposures are also recorded as a component of interest expense.

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Condensed Consolidated Statements of Income. We recognized minor ineffectiveness during the nine months ended September 30, 2007 and 2006.

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

In November 2006, General Motors sold 51% of its financing subsidiary, General Motors Acceptance Corporation (“GMAC”), to an investment consortium led by Cerberus FIM Investors, LLC. Prior to this transaction, borrowings from and repayments to GMAC were classified net as an operating activity on our statement of cash flows as this activity was with a manufacturer affiliated lender. Subsequent to this transaction, General Motors no longer has a majority ownership of or controls GMAC, and therefore, beginning in December 2006, borrowings from and repayments to GMAC are classified separately as a financing activity on the statement of cash flows. Floor plan notes payable related to vehicles financed after this change in control are classified as “Floor plan notes payable—non-manufacturer affiliated” on the accompanying Condensed Consolidated Balance Sheets. Floor plan notes payable related to vehicles financed prior to this change in control continue to be classified as “Floor plan notes payable—manufacturer affiliated” on the accompanying Condensed Consolidated Balance Sheets, with subsequent repayments classified as an operating activity, since these borrowings occurred while General Motors had control of GMAC.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized as well as providing guidance on derecognition, measurement classification, interest and penalties and disclosure.

We adopted the provisions of FIN 48 effective January 1, 2007, and did not make any adjustments to our liability for unrecognized tax benefits as a result of this adoption. As of January 1, 2007, we had $3.6 million of total unrecognized tax benefits. Of that amount, $2.4 million, net of the federal effect, if recognized would favorably impact our effective rate in future periods. We do not expect these amounts to change materially in the next twelve months.

In connection with the adoption of FIN 48, we analyzed our filing positions in all of the federal and state jurisdictions where we are required to file tax returns, as well as all open years in these jurisdictions. We have uncertain tax positions in certain of the states in which we do business; however, none of the states individually constitute a “major” tax jurisdiction, as defined in FIN 48. Years subject to audit range as far back as 2003. The Internal Revenue Service commenced examinations of our consolidated federal returns for the years 2004 and 2005 in the first quarter of 2007, and certain of our subsidiary returns for 2003, 2004 and 2005 in the fourth quarter 2006. In addition, we have various state audits for years 2003, 2004 and 2005 being performed as of September 30, 2007. To date, no material adjustments have been proposed and we do not anticipate that these examinations will result in a material change to our financial position or results of operations.

We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2007, we had approximately $0.7 million of accrued interest related to uncertain tax positions and no accrual for penalties. We do not expect the amount of accrued interest related to uncertain tax positions to change materially in the next twelve months.

3.	INVENTORIES

Inventories consist of the following:

	As of
(In thousands)	September 30, 2007	December 31, 2006
New vehicles	$581,160	$616,275
Used vehicles	118,817	115,927
Parts and accessories	45,451	43,111

Total inventories	$745,428	$775,313

The lower of cost or market reserves reduced total inventory cost by $5.2 million and $4.8 million as of September 30, 2007 and December 31, 2006, respectively. In addition to the inventories shown above, we had $1.6 million and $4.8 million of inventory associated with franchises held for sale as of September 30, 2007 and December 31, 2006, respectively, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets.

4.	ACQUISITIONS

During the nine months ended September 30, 2007, we acquired eight franchises (six dealership locations), including two heavy truck franchises, for an aggregate purchase price of $70.5 million. We are actively pursuing the sale of one of the franchises we acquired in the third quarter of 2007. In connection with the purchase of one franchise, additional consideration may be paid to the seller if the franchise achieves specified net income levels in future periods. The additional consideration is distributable annually beginning January 1, 2009 through January 1, 2015 and we estimate the additional consideration to total approximately $2.5 million. We financed these acquisitions through the use of $48.1 million of cash and $22.4 million of floor plan borrowings from our Committed Credit Facility for the purchase of new vehicle inventory.

The allocation of purchase price for acquisitions is as follows:

	For the Nine Months Ended September 30,
(In thousands)	2007	2006
Inventory	$24,794	$—
Property and equipment	13,339	—
Goodwill	21,102	—
Franchise rights	11,250	—

Total purchase price	$70,485	$—

The allocation of purchase price to assets acquired for current year acquisitions was based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available.

5.	GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

(In thousands)	For the Nine Months Ended September 30, 2007
Balance, December 31, 2006	$447,996
Current year acquisitions	21,102
Current year divestitures	(975)

Balance, September 30, 2007	$468,123

The changes in the carrying amount of manufacturer franchise rights, which are included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets, are as follows:

(In thousands)	For the Nine Months Ended September 30, 2007
Balance, December 31, 2006	$39,518
Acquisitions	11,250
Divestitures	(2,300)

Balance, September 30, 2007	$48,468

During the nine months ended September 30, 2007, we sold two franchises (two dealership locations) resulting in the removal of $1.0 million of goodwill and $2.3 million of manufacturer franchise rights from our Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2007, we acquired eight franchises (six dealership locations), including two heavy truck franchises, resulting in the allocation of $21.1 million to goodwill and $11.3 million to manufacturer franchise rights.

6.	ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, and (ii) costs of completed construction projects and related reimbursements during the construction period associated with pending sale-leaseback transactions.

As of September 30, 2007, assets and liabilities associated with discontinued operations included one franchise (one dealership location). As of December 31, 2006, assets and liabilities associated with discontinued operations included two franchises (two dealership locations). Assets associated with discontinued operations totaled $9.1 million and $5.1 million as of September 30, 2007 and December 30, 2006, respectively. Liabilities associated with discontinued operations totaled $1.4 million and $3.9 million as of September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, we sold the two franchises (two dealership locations) that had been held for sale as of December 31, 2006 and are actively pursuing the sale of one franchise (one dealership location).

Assets associated with pending sale-leaseback transactions as of December 31, 2006, include two completed construction projects totaling $9.7 million. During the nine months ended September 30, 2007, we received a final reimbursement of $9.9 million associated with these two completed construction projects and completed the related sale-leaseback transactions. In addition, we completed one additional sale-leaseback transaction during 2007 and received a final reimbursement of $1.5 million. There were no completed construction projects associated with pending sale-leaseback transactions as of September 30, 2007.

Assets held for sale includes real estate of former dealership locations not currently used in our operations totaling $11.1 million as of September 30, 2007 and December 31, 2006.

A summary of assets and liabilities held for sale is as follows:

	As of
(In thousands)	September 30, 2007	December 31, 2006
Assets:
Inventories	$1,624	$4,808
Property and equipment, net	18,604	21,139

Total assets	$20,228	$25,947

Liabilities:
Floor plan notes payable	1,377	3,887

Total liabilities	1,377	3,887

Net assets held for sale	$18,851	$22,060

Included in Prepaid and Other Current Assets on the accompanying Condensed Consolidated Balance Sheets are costs associated with construction projects which we have definitive agreements to sell through sale-leaseback transactions but have not been completed, and therefore are not available for sale. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is reimbursing us for the cost of construction of dealership facilities being constructed on the land. We capitalize the cost of the construction during the construction period and record a corresponding liability equal to the amount of any construction reimbursements. Upon completion of the construction and receipt of the final reimbursement, we remove the cost of construction and the related liability from our Condensed Consolidated Balance Sheets and commence long-term operating leases for the assets sold. The book value of assets associated with construction projects that have not been completed as of September 30, 2007 and December 31, 2006, totaled $20.4 million and $4.4 million, respectively. As of September 30, 2007 and December 31, 2006, there were no liabilities associated with these construction projects.

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	As of
(In thousands)	September 30, 2007	December 31, 2006
9% Senior Subordinated Notes due 2012	$—	$250,000
8% Senior Subordinated Notes due 2014 ($179.4 million and $182.4 million face value, respectively, net of hedging activity of $6,927 and $7,848, respectively)	172,503	174,582
7.625% Senior Subordinated Notes due 2017	150,000	—
3% Senior Subordinated Convertible Notes Due 2012	115,000	—
Mortgage notes payable	26,087	26,837
Notes payable collateralized by loaner vehicles	24,218	21,279
Capital lease obligations	3,202	3,552
Other notes payable	662	904

	491,672	477,154
Less-current portion	(26,001)	(23,144)

Long-term debt	$465,671	$454,010

Long-term Debt Refinancing

During the nine months ended September 30, 2007, we completed a refinancing of our long-term debt, which included (i) a repurchase of all of our $250.0 million 9% Senior Subordinated Notes due 2012 (the “9% Notes”), (ii) the issuance of $115.0 million of 3% Senior Subordinated Convertible Notes due 2012 (the “3% Notes”), which have an initial conversion price of $33.99, (iii) the issuance of $150.0 million of 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”) and (iv) the repurchase of $3.0 million of our 8% Senior Subordinated Notes due 2014 (the “8% Notes”).

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

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock with Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”). The convertible note hedge transaction requires the Counterparties to deliver to us, subject to customary anti-dilution adjustments, all shares issuable upon conversion of the 3% Notes.

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. The strike price was adjusted to $45.0385 in the third quarter of 2007 as a result of our decision to increase our quarterly dividend to $0.225. On exercise of the warrants, we are obligated to deliver a number of shares of our common stock based on the excess of the market price over the strike price.

The convertible note hedge and warrant transactions are separate contracts and are not part of the terms of the 3% Notes and will not affect the holders’ rights under the 3% Notes. Holders of the 3% Notes will not have any rights with respect to the convertible note hedge and warrant transactions. The convertible hedge and warrant transactions will generally have the effect of increasing the conversion price of the 3% Notes to $45.0385. The convertible note hedge and warrant transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of exercise is between $33.99 and $45.0385.

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

Our 3% Notes are guaranteed by all of our wholly-owned current subsidiaries and all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. The terms of our 3% Notes, in certain circumstances, restrict our ability to, among other things, sell all or substantially all of our assets.

7.625% Senior Subordinated Notes due 2017—

In March 2007, we issued $150.0 million of our 7.625% Notes, receiving net proceeds of $146.0 million. The sale of the notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. During the second quarter of 2007, we filed a registration statement with the SEC in connection with an exchange offer to exchange the notes for new notes with substantially identical terms that are registered under the Securities Act and, therefore, will generally be freely transferable. This exchange offer was closed in the third quarter of 2007. The costs related to the issuance of these notes were capitalized and are being amortized to other interest expense over the term of the notes. We pay interest on these notes on March 15 and September 15 of each year until their maturity on March 15, 2017. At any time during the term of the 7.625% Notes we may, at our option, choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the applicable premium set forth in the 7.625% Notes indenture. On or before March 15, 2010, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of these notes at a redemption price equal to 107.625% of their principal amount plus accrued and unpaid interest thereon.

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

In November 2006, we entered into an interest rate swap agreement with a notional principal amount of $150.0 million as a hedge against the changes in interest rates of our variable rate floor plan notes payable for a period of two years beginning in November 2006. The swap agreement was designated and qualifies as a cash flow hedge of future changes in interest rates of our variable rate floor plan notes payable and is not expected to contain any ineffectiveness. As of September 30, 2007, the swap agreement had a fair value of $0.8 million, which was included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheet.

We have an interest rate swap with a current notional principal amount of $13.7 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. Under the terms of the swap agreement, we make payments based on a fixed rate of 6.08% and receive a variable rate cash flows based on one-month LIBOR. As of September 30, 2007 and December 31, 2006, the swap agreement had a fair value of $0.1 million and $0.3 million, respectively, which was included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

Three interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our

Condensed Consolidated Balance Sheet as of September 30, 2007, was $2.7 million ($1.7 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of these terminated cash flow swaps will total $0.9 million for the year ended December 31, 2007. In addition, included as a reduction to our 8% Notes as of September 30, 2007, was $6.9 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of this terminated fair value swap will total $1.1 million for the year ended December 31, 2007.

9.	COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Net income	$19,010	$17,179	$40,002	$48,736
Other comprehensive income:
Change in fair value of cash flow swaps	(1,363)	(326)	(835)	1,862
Amortization of expired cash flow swaps	224	239	672	557
Income tax expense associated with cash flow swaps	441	33	82	(906)

Comprehensive income	$18,312	$17,125	$39,921	$50,249

10.	DISCONTINUED OPERATIONS

During 2007, we sold two franchises (two dealership locations). As of September 30, 2007, one franchise (one dealership) was pending disposition. The accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006, have been reclassified to reflect the status of our discontinued operations as of September 30, 2007. The following table provides further information regarding our discontinued operations as of September 30, 2007, and includes the results of businesses sold prior to September 30, 2007:

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
(Dollars in thousands)	Sold	Pending Disposition	Total	Sold	Pending Disposition (a)	Total
Franchises:
Mid-line Domestic	—	—	—	3	—	3
Mid-line Import	—	1	1	—	—	—
Value	—	—	—	2	—	2
Luxury	—	—	—	1	—	1

Total	—	1	1	6	—	6

Ancillary Businesses	—	—	—	1	—	1

Revenues	$—	$315	$315	$22,413	$—	$22,413
Cost of sales	—	274	274	18,884	—	18,884

Gross profit	—	41	41	3,529	—	3,529
Operating expenses	371	54	425	4,786	—	4,786

Loss from operations	(371)	(13)	(384)	(1,257)	—	(1,257)
Other income (expense), net	52	(3)	49	(140)	—	(140)
Gain (loss) on disposition of discontinued operations, net	—	—	—	(541)	—	(541)

Loss before income taxes	(319)	(16)	(335)	(1,938)	—	(1,938)
Income tax benefit	119	6	125	727	—	727

Discontinued operations, net of tax	$(200)	$(10)	$(210)	$(1,211)	$—	$(1,211)

(a)	The franchise pending disposition as of September 30, 2007, was acquired in the third quarter of 2007, and immediately placed into discontinued operations; therefore, no prior year results are included in discontinued operations.

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
(Dollars in thousands)	Sold	Pending Disposition	Total	Sold	Pending Disposition (a)	Total
Franchises:
Mid-line Domestic	—	—	—	6	—	6
Mid-line Import	—	1	1	2	—	2
Value	—	—	—	3	—	3
Luxury	—	—	—	1	—	1

Total	—	1	1	12	—	12

Ancillary Businesses	—	—	—	1	—	1

Revenues	$1,530	$315	$1,845	$100,910	$—	$100,910
Cost of sales	1,478	274	1,752	84,249	—	84,249

Gross profit	52	41	93	16,661	—	16,661
Operating expenses	2,338	54	2,392	21,731	—	21,731

Loss from operations	(2,286)	(13)	(2,299)	(5,070)	—	(5,070)
Other expense, net	(48)	(3)	(51)	(1,202)	—	(1,202)
(Loss) gain on disposition of discontinued operations, net	(2,001)	—	(2,001)	2,076	—	2,076

Loss before income taxes	(4,335)	(16)	(4,351)	(4,196)	—	(4,196)
Income tax benefit	1,552	6	1,558	1,329	—	1,329

Discontinued operations, net of tax	$(2,783)	$(10)	$(2,793)	$(2,867)	$—	$(2,867)

(a)	The franchise pending disposition as of September 30, 2007, was acquired in the third quarter of 2007, and immediately placed into discontinued operations; therefore, no prior year results are included in discontinued operations.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2007 and 2006, we made interest payments, net of amounts capitalized, totaling $66.0 million and $60.6 million, respectively. During the nine months ended September 30, 2006, we received $0.5 million of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Notes.

During the nine months ended September 30, 2007 and 2006, we made income tax payments totaling $14.2 million and $18.5 million, respectively.

During 2007, we paid two $0.20 per share dividends totaling $13.2 million and one $0.225 per share dividend totaling $7.4 million. During 2007, we purchased 1.9 million shares of our common stock for $49.5 million.

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

Manufacturers may direct us to implement costly capital improvements to dealerships as a condition upon entering into franchise agreements with them. Manufacturers also typically require that their franchises meet specific standards of appearance. These factors, either alone or in combination, could cause us to divert our financial resources to capital projects from uses that management believes may be of higher long-term value, such as acquisitions, dividends and share repurchases.

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

In connection with the purchase of one franchise, additional consideration may be paid to the seller if the franchise achieves specified net income levels in future periods. The additional consideration is distributable annually beginning January 1, 2009 through January 1, 2015 and we estimate the additional consideration to total approximately $2.5 million.

13.	STOCK-BASED COMPENSATION

A summary of options outstanding and exercisable under the Plans as of September 30, 2007, and changes during the nine months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding-December 31, 2006	1,528,179	$14.57
Granted	—	$—
Exercised	(406,637)	$15.10
Expired / Forfeited	(13,404)	$14.12

Options outstanding-September 30, 2007	1,108,138	$14.37	5.9	$6,028,271

Options exercisable-September 30, 2007	1,067,966	$14.39	5.8	$5,788,376

*	Based on the closing price of our common stock on September 28, 2007, which was $19.81 per share.

Net cash received from option exercises for the nine months ended September 30, 2007, was $3.4 million. The actual intrinsic value of options exercised during the nine months ended September 30, 2007, was $5.1 million. The actual tax benefit from option exercises totaled $1.9 million for the nine months ended September 30, 2007.

A summary of performance share units and restricted stock as of September 30, 2007, and changes during the nine months ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units - December 31, 2006	468,125	$20.15
Granted	215,000	$27.09
Performance estimate	(48,594)	$22.98
Vested	—	$—
Forfeited (including 2,813 of performance estimates)	(15,063)	$20.64

Performance Share Units - September 30, 2007*	619,468	$22.28

*	Includes an estimate of 42,218 out of a maximum of 461,800 issuable upon attaining certain performance metrics

Each performance share unit provides an opportunity for the employee to receive a number of shares of our common stock based on our performance during a three-year period as measured against objective performance goals as determined by the compensation committee of our board of directors. The actual number of shares earned may range from 0% to 180% of the target number of shares depending upon achievement of the performance goals.

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock - December 31, 2006	29,728	$21.65
Granted	58,909	$28.07
Vested	(6,665)	$21.40
Forfeited	(2,500)	$19.81

Restricted Stock - September 30, 2007	79,472	$26.49

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Balance Sheet

As of September 30, 2007

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$40,794	$—	$40,794
Inventories	—	745,428	—	745,428
Other current assets	—	331,570	—	331,570
Assets held for sale	—	20,228	—	20,228

Total current assets	—	1,138,020	—	1,138,020
PROPERTY AND EQUIPMENT, net	—	210,688	—	210,688
GOODWILL	—	468,123	—	468,123
OTHER LONG-TERM ASSETS	11,625	86,901	—	98,526
INVESTMENT IN SUBSIDIARIES	1,014,283	—	(1,014,283)	—

Total assets	$1,025,908	$1,903,732	$(1,014,283)	$1,915,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$—	$183,329	$—	$183,329
Floor plan notes payable—non-manufacturer affiliated	—	433,858	—	433,858
Other current liabilities	1,219	156,468	—	157,687
Liabilities associated with assets held for sale	—	1,377	—	1,377

Total current liabilities	1,219	775,032	—	776,251
LONG-TERM DEBT	437,503	28,168	—	465,671
OTHER LONG-TERM LIABILITIES	—	86,249	—	86,249
SHAREHOLDERS’ EQUITY	587,186	1,014,283	(1,014,283)	587,186

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,025,908	$1,903,732	$(1,014,283)	$1,915,357

Condensed Consolidating Balance Sheet

As of December 31, 2006

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$129,170	$—	$129,170
Inventories	—	775,313	—	775,313
Other current assets	—	362,634	—	362,634
Assets held for sale	—	25,947	—	25,947

Total current assets	—	1,293,064	—	1,293,064
PROPERTY AND EQUIPMENT, net	—	202,584	—	202,584
GOODWILL	—	447,996	—	447,996
OTHER LONG-TERM ASSETS	10,211	76,982	—	87,193
INVESTMENT IN SUBSIDIARIES	1,031,399	—	(1,031,399)	—

Total assets	$1,041,610	$2,020,626	$(1,031,399)	$2,030,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$—	$319,896	$—	$319,896
Floor plan notes payable—non-manufacturer affiliated	—	380,881	—	380,881
Other current liabilities	5,195	171,196	—	176,391
Liabilities associated with assets held for sale	—	3,887	—	3,887

Total current liabilities	5,195	875,860	—	881,055
LONG-TERM DEBT	424,582	29,428	—	454,010
OTHER LONG-TERM LIABILITIES	—	83,939	—	83,939
SHAREHOLDERS’ EQUITY	611,833	1,031,399	(1,031,399)	611,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,041,610	$2,020,626	$(1,031,399)	$2,030,837

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2007

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
REVENUES	$—	$1,491,034	$—	$1,491,034
COST OF SALES	—	1,262,719	—	1,262,719

GROSS PROFIT	—	228,315	—	228,315
OPERATING EXPENSES:
Selling, general and administrative	—	176,067	—	176,067
Depreciation and amortization	—	5,385	—	5,385

Income from operations	—	46,863	—	46,863
OTHER INCOME (EXPENSE):
Floor plan interest expense	—	(10,618)	—	(10,618)
Other interest expense	(7,886)	(1,197)	—	(9,083)
Other income, net	—	1,243	—	1,243

Total other expense, net	(7,886)	(10,572)	—	(18,458)

(Loss) income before income taxes	(7,886)	36,291	—	28,405
INCOME TAX EXPENSE	—	9,185	—	9,185
EQUITY IN EARNINGS OF SUBSIDIARIES, net of tax	26,896	—	(26,896)	—

INCOME FROM CONTINUING OPERATIONS	19,010	27,106	(26,896)	19,220
DISCONTINUED OPERATIONS, net of tax	—	(210)	—	(210)

NET INCOME	$19,010	$26,896	$(26,896)	$19,010

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2006

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
REVENUES	$—	$1,500,714	$—	$1,500,714
COST OF SALES	—	1,273,325	—	1,273,325

GROSS PROFIT	—	227,389	—	227,389
OPERATING EXPENSES:
Selling, general and administrative	—	172,568	—	172,568
Depreciation and amortization	—	5,056	—	5,056

Income from operations	—	49,765	—	49,765
OTHER INCOME (EXPENSE):
Floor plan interest expense	—	(10,123)	—	(10,123)
Other interest expense	(10,156)	(1,069)	—	(11,225)
Other (expense) income, net	(914)	1,922	—	1,008

Total other expense, net	(11,070)	(9,270)	—	(20,340)

(Loss) income before income taxes	(11,070)	40,495	—	29,425
INCOME TAX EXPENSE	—	11,035	—	11,035
EQUITY IN EARNINGS OF SUBSIDIARIES, net of tax	28,249	—	(28,249)	—

INCOME FROM CONTINUING OPERATIONS	17,179	29,460	(28,249)	18,390
DISCONTINUED OPERATIONS, net of tax	—	(1,211)	—	(1,211)

NET INCOME	$17,179	$28,249	$(28,249)	$17,179

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2007

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
REVENUES	$—	$4,413,137	$—	$4,413,137
COST OF SALES	—	3,728,347	—	3,728,347

GROSS PROFIT	—	684,790	—	684,790
OPERATING EXPENSES:
Selling, general and administrative	—	526,078	—	526,078
Depreciation and amortization	—	16,061	—	16,061

Income from operations	—	142,651	—	142,651
OTHER INCOME (EXPENSE):
Floor plan interest expense	—	(33,024)	—	(33,024)
Other interest expense	(25,909)	(4,128)	—	(30,037)
Other (expense) income, net	(18,523)	4,938	—	(13,585)

Total other expense, net	(44,432)	(32,214)	—	(76,646)

(Loss) income before income taxes	(44,432)	110,437	—	66,005
INCOME TAX EXPENSE	—	23,210	—	23,210
EQUITY IN EARNINGS OF SUBSIDIARIES, net of tax	84,434	—	(84,434)	—

INCOME FROM CONTINUING OPERATIONS	40,002	87,227	(84,434)	42,795
DISCONTINUED OPERATIONS, net of tax	—	(2,793)	—	(2,793)

NET INCOME	$40,002	$84,434	$(84,434)	$40,002

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2006

(In thousands)

	Parent Company	Guarantor Subsidiaries	Eliminations	Condensed Consolidated
REVENUES	$—	$4,365,280	$—	$4,365,280
COST OF SALES	—	3,702,539	—	3,702,539

GROSS PROFIT	—	662,741	—	662,741
OPERATING EXPENSES:
Selling, general and administrative	—	505,317	—	505,317
Depreciation and amortization	—	15,104	—	15,104

Income from operations	—	142,320	—	142,320
OTHER INCOME (EXPENSE):
Floor plan interest expense	—	(30,067)	—	(30,067)
Other interest expense	(30,202)	(3,066)	—	(33,268)
Other (expense) income, net	(914)	4,494	—	3,580

Total other expense, net	(31,116)	(28,639)	—	(59,755)

(Loss) income before income taxes	(31,116)	113,681	—	82,565
INCOME TAX EXPENSE	—	30,962	—	30,962
EQUITY IN EARNINGS OF SUBSIDIARIES, net of tax	79,852	—	(79,852)	—

INCOME FROM CONTINUING OPERATIONS	48,736	82,719	(79,852)	51,603
DISCONTINUED OPERATIONS, net of tax	—	(2,867)	—	(2,867)

NET INCOME	$48,736	$79,852	$(79,852)	$48,736

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(In thousands)

	Parent Company	Guarantor Subsidiaries	Condensed Consolidated
CASH FLOW FROM OPERATING ACTIVITIES	$(29,885)	$69,494	$39,609
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	—	(41,003)	(41,003)
Other investing activities	—	(54,078)	(54,078)

Net cash used in investing activities	—	(95,081)	(95,081)
CASH FLOW FROM FINANCING ACTIVITIES
Floor plan borrowings — non-manufacturer affiliated	—	2,081,959	2,081,959
Floor plan repayments — non-manufacturer affiliated	—	(2,031,492)	(2,031,492)
Proceeds from borrowings	265,000	—	265,000
Payment of dividends	—	(20,558)	(20,558)
Debt issuance costs	(7,949)	—	(7,949)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	3,181	3,181
Repayments of borrowings	(265,898)	(1,366)	(267,264)
Contributions/(distributions)	38,732	(38,732)	—
Other financing activities	—	(55,781)	(55,781)

Net cash provided by financing activities	29,885	(62,789)	(32,904)

Net decrease in cash and cash equivalents	—	(88,376)	(88,376)
Cash and cash equivalents, beginning of period	—	129,170	129,170

Cash and cash equivalents, end of period	$—	$40,794	$40,794

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(In thousands)

	Parent Company	Guarantor Subsidiaries	Condensed Consolidated
CASH FLOW FROM OPERATING ACTIVITIES	$(28,627)	$216,988	$188,361
CASH FLOW FROM INVESTING ACTIVITIES	—
Capital expenditures	—	(34,685)	(34,685)
Other investing activities	—	45,777	45,777

Net cash provided by investing activities	—	11,092	11,092
CASH FLOW FROM FINANCING ACTIVITIES
Floor plan borrowings — non-manufacturer affiliated	—	1,838,366	1,838,366
Floor plan repayments — non-manufacturer affiliated	—	(1,946,033)	(1,946,033)
Proceeds from borrowings	—	987	987
Payment of dividends	—	(6,649)	(6,649)
Repayments of borrowings	(14,850)	(2,674)	(17,524)
Contributions/(distributions)	43,477	(43,477)	—
Other financing activities	—	7,681	7,681

Net cash provided by (used in) financing activities	28,627	(151,799)	(123,172)

Net increase in cash and cash equivalents	—	76,281	76,281
Cash and cash equivalents, beginning of period	—	57,194	57,194

Cash and cash equivalents, end of period	$—	$133,475	$133,475

15.	SUBSEQUENT EVENTS

In October 2007, our board of directors declared a $0.225 per share cash dividend payable on November 19, 2007 to shareholders of record as of November 5, 2007.

In October 2007, we acquired one luxury franchise (one dealership location) for an aggregate purchase price of $45.6 million including $11.8 million of real estate. We financed the acquisition with $30.1 million of cash, $7.2 million of floor plan borrowings from our Committed Credit Facility and $8.3 million of mortgage borrowings. The acquisition of this franchise in Princeton, NJ increases our metropolitan markets to 22 and number of states to 11.

In October 2007, we signed an agreement with Toyota Motor Company, which allows our Toyota and Lexus subsidiaries to be guarantors of amounts borrowed under our Committed Credit Facility.

In connection with our current stock repurchase program, we have repurchased 0.4 million shares of our common stock for $7.5 million subsequent to September 30, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Asbury Automotive Group, Inc.:

New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
November 5, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are one of the largest automotive retailers in the United States operating 122 franchises (92 dealership locations) in 21 metropolitan markets within 10 states as of September 30, 2007. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 35 domestic and foreign brands of new vehicles, including six heavy truck brands. We also operate 23 collision repair centers that serve our markets.

We developed our dealership portfolio through the acquisition of large, locally branded dealership groups operating throughout the United States. We complemented these large dealership groups with the purchase of numerous single point dealerships and small dealership groups in our existing market areas (referred to as “tuck-in acquisitions”). We continue to use tuck-in acquisitions to increase the number of vehicle brands we offer in a particular regional area and to create a larger gross profit base over which to spread overhead costs. Our retail network is currently organized into four regions and includes nine dealership groups: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our California dealerships operating in Los Angeles, Sacramento and Fresno and our North Point dealerships operating in Little Rock, Arkansas), (iii) Mid-Atlantic (comprising our Crown dealerships operating in North Carolina, South Carolina and Virginia), and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia). Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi, remain standalone operations.

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

The organic growth of our business is dependent upon the execution of our balanced automotive retailing and service business strategy, as well as our strong brand mix, which is heavily weighted towards luxury and mid-line import brands. Sales of vehicles (particularly new vehicles) have historically fluctuated with general macroeconomic conditions, including consumer confidence, interest rates, availability of consumer credit, fuel prices and manufacturer incentives. We generally believe that any future negative trends in new vehicle sales will be mitigated by (i) our advantageous brand mix (ii) the stability of our fixed operations, (iii) used vehicle sales and (iv) our variable cost structure. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future as the mid-line domestic manufacturers reduce production in the U.S.

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

Our operations are generally subject to seasonal variations as we tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters of the calendar year. The seasonal variations in our operations are usually caused by factors relating to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things. Over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to generate increased customer demand for new vehicles. We anticipate that the manufacturers will continue to use these incentive programs to drive demand for their product offerings.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007, Compared to the Three Months Ended September 30, 2006

	For the Three Months Ended September 30,
	2007	% of Gross Profit	2006	% of Gross Profit	Increase (Decrease)	% Change
	(In thousands except per share data)
REVENUES:
New vehicle	$893,977		$901,783		$(7,806)	(1)%
Used vehicle	378,140		388,095		(9,955)	(3)%
Parts, service and collision repair	176,707		170,246		6,461	4%
Finance and insurance, net	42,210		40,590		1,620	4%

Total revenues	1,491,034		1,500,714		(9,680)	(1)%

COST OF SALES	1,262,719		1,273,325		(10,606)	(1)%

GROSS PROFIT	228,315	100%	227,389	100%	926	—%
OPERATING EXPENSES:
Selling, general and administrative	176,067	77%	172,568	76%	3,499	2%
Depreciation and amortization	5,385	2%	5,056	2%	329	7%

Income from operations	46,863	21%	49,765	22%	(2,902)	(6)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(10,618)	(5)%	(10,123)	(5)%	495	5%
Other interest expense	(9,083)	(4)%	(11,225)	(5)%	(2,142)	(19)%
Interest income	900	—%	1,523	1%	(623)	(41)%
Loss on extinguishment of long-term debt	—	—%	(914)	—%	(914)	(100)%
Other income, net	343	—%	399	—%	(56)	(14)%

Total other expense, net	(18,458)	(8)%	(20,340)	(9)%	(1,882)	(9)%

Income before income taxes	28,405	12%	29,425	13%	(1,020)	(4)%
INCOME TAX EXPENSE	9,185	4%	11,035	5%	(1,850)	(17)%

INCOME FROM CONTINUING OPERATIONS	19,220		18,390		830	5%
DISCONTINUED OPERATIONS, net of tax	(210)	8%	(1,211)	8%	(1,001)	(83)%

NET INCOME	$19,010	8%	$17,179	8%	$1,831	11%

EARNINGS PER COMMON SHARE (DILUTED):
Continuing operations	$0.58		$0.54		$0.04	7%
Discontinued operations	$(0.01)		$(0.03)		0.02	67%

Net income	$0.57		$0.51		$0.06	12%

Net income increased $1.8 million (11%) during the 2007 period as a result of a $0.8 million increase in income from continuing operations and a $1.0 million decrease in net losses from discontinued operations. During the 2006 period, we recognized $0.8 million (net of tax) of costs associated with a secondary offering of our common stock, for which we received no proceeds and a $0.6 million (net of tax) loss on the extinguishment of long-term debt (collectively “the adjusting items”). Excluding the adjusting items, adjusted income from continuing operations decreased $0.6 million (3%).

The following discussion excludes the impact of the adjusting items as we believe that excluding these items provides a more accurate representation of our year over year financial performance. Please refer to “Reconciliation of Non-GAAP Financial Information” for more information. Despite a challenging retail sales and overall weak economic environment, our fixed operations and F&I businesses contributed incremental gross profit of $5.3 million (6%) and $1.6 million (4%), respectively. However, the results of our fixed operations and F&I businesses were offset by (i) the performance of our used vehicle business, which generated $6.4 million (18%) lower gross profit during a softening economic environment, and (ii) a 160 basis point increase in our adjusted selling, general and administrative expense (“SG&A”) as a percentage of gross profit. Included in the 160 basis point increase of adjusted SG&A as a percentage of gross profit was 80 basis points of increased outside service expense associated with (i) abandoned acquisition and real estate projects and (ii) legal settlement costs. In addition, our other interest expense decreased $2.1 million due to a lower average effective interest rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed during the first quarter of 2007 and finalized in the second quarter of 2007.

The $9.7 million (1%) decrease in total revenues was a result of a $10.0 million (3%) decrease in used vehicle revenue, and a $7.8 million (1%) decrease in new vehicle revenue, partially offset by a $6.5 million (4%) increase in fixed operations revenue and a $1.6 million (4%) increase in F&I revenue. The decrease in used vehicle revenue includes a $16.6 million (6%) decrease in retail revenue, partially offset by a $6.7 million (8%) increase in wholesale revenue. The decrease in new vehicle revenue includes a $22.1 million (27%) decrease in heavy truck revenue, a $5.7 million (1%) decrease in new light vehicle retail revenue partially offset by $16.2 million of new vehicle revenue from acquisitions, and a $3.9 million (10%) increase in fleet revenue.

The $0.9 million increase in total gross profit was primarily a result of a $5.3 million (6%) increase in fixed operations gross profit, and a $1.6 million (4%) increase in F&I gross profit, partially offset by a $6.4 million (18%) decrease in used vehicle gross profit. Our total gross profit margin increased 10 basis points to 15.3% from 15.2%.

New Vehicles —

	For the Three Months Ended September 30,				Increase (Decrease)	% Change
New Vehicle —	2007		2006
	(In thousands, except unit and PVR data)
Revenue:
New retail revenue—same store(1)
Luxury	$272,636	33%	$264,410	31%	$8,226	3%
Mid-line import	362,072	42%	363,454	42%	(1,382)	—
Mid-line domestic	131,515	16%	142,962	17%	(11,447)	(8)%
Value	9,777	1%	10,914	1%	(1,137)	(10)%

Total light vehicle retail revenue- same store	776,000		781,740		(5,740)	(1)%
Heavy trucks	58,923	7%	81,034	9%	(22,111)	(27)%

Total new retail revenue—same store(1)	834,923	100%	862,774	100%	(27,851)	(3)%
New retail revenue—acquisitions	16,166		—

Total new retail revenues	851,089		862,774		(11,685)	(1)%

Fleet revenue—same store(1)	42,888		39,009		3,879	10%
Fleet revenue—acquisitions	—		—

Total fleet revenue	42,888		39,009		3,879	10%

New vehicle revenue, as reported	$893,977		$901,783		$(7,806)	(1)%

New retail units:
New retail units—same store(1)
Luxury	5,885	22%	5,993	22%	(108)	(2)%
Mid-line import	14,957	56%	15,028	54%	(71)	—%
Mid-line domestic	4,407	16%	4,956	18%	(549)	(11)%
Value	501	2%	520	2%	(19)	(4)%

Total light vehicle retail units- same store	25,750		26,497		(747)	(3)%
Heavy trucks	964	4%	1,288	5%	(324)	(25)%

Total new retail units—same store(1)	26,714	100%	27,785	100%	(1,071)	(4)%
New retail units—acquisitions	512		—

Retail units—actual	27,226		27,785		(559)	(2)%
Fleet units—actual	2,135		1,891		244	13%

Total new units—actual	29,361		29,676		(315)	(1)%

Total light vehicle units — same store(1)(2)	27,885		28,388		(503)	(2)%
Total light vehicle units — acquisitions (2)	512		—

Total light vehicle units — actual(2)	28,397		28,388		9	—%

New revenue PVR—same store(1)	$31,254		$31,052		$202	1%

New revenue PVR—actual	$31,260		$31,052		$208	1%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)	Includes light vehicle and fleet unit sales

	For the Three Months Ended September 30,				Increase (Decrease)	% Change
	2007		2006
	(In thousands, except PVR data)
Gross Profit:
New retail gross profit—same store(1)
Luxury	$21,370	34%	$21,318	34%	$52	—
Mid-line import	28,183	45%	26,692	43%	1,491	6%
Mid-line domestic	9,650	16%	10,589	17%	(939)	(9)%
Value	584	1%	822	1%	(238)	(29)%

Total light vehicle retail gross profit-same store	59,787		59,421		366	1%
Heavy trucks	2,236	4%	3,123	5%	(887)	(28)%

Total new retail gross profit—same store(1)	62,023	100%	62,544	100%	(521)	(1)%
New retail gross profit—acquisitions	1,291		—	—

Total retail gross profit	63,314		62,544		770	1%

Fleet gross profit—same store(1)	686		1,008		(322)	(32)%
Fleet gross profit—acquisitions	—		—

Total fleet gross profit	686		1,008		(322)	(32)%

New vehicle gross profit, as reported	$64,000		$63,552		$448	1%

New gross profit PVR—same store(1)	$2,322		$2,251		$71	3%

New gross profit PVR—actual	$2,325		$2,251		$74	3%

New retail gross margin—same store(1)	7.4%		7.2%		0.2%	3%

New retail gross margin—actual	7.4%		7.2%		0.2%	3%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $7.8 million (1%) decrease in new vehicle revenues was primarily a result of a $22.1 million (27%) decrease in heavy truck revenue. The decrease in heavy truck revenue was as a result of lower unit sales and revenue PVR from (i) changes in emission laws in January 2007, which pulled forward demand for heavy trucks into 2006 and (ii) a weaker freight hauling market during 2007. Same store light vehicle revenue decreased $5.7 million (1%) during a challenging retail sales and overall weak economic environment, primarily as a result of an 11% decrease in unit sales from mid-line domestic brands as these brands continue to lose market share to mid-line import and luxury brands. Same store light vehicle revenue from our luxury brands increased $8.2 million (3%) with an increase in revenue PVR as a result of a shift towards higher priced luxury models as luxury brands continue to offer attractive products to customers that appeared to be less affected by the weak economic environment. Our total same store light vehicle unit sales decreased 2%, outperforming the overall U.S. light vehicle industry, which decreased 5%. This was a result of our strong brand mix, which is heavily weighted toward luxury and mid-line import brands that continue to increase their market share.

The $0.4 million (1%) increase in new vehicle gross profit was due to a $1.5 million (6%) increase in same store gross profit from the sale of mid-line import vehicles despite flat unit sales as a result of our ability to capitalize on manufacturer incentive programs. The increase in same store gross profit from our mid-line import brands was partially offset by a $0.9 million (28%) decrease in gross profit from the sale of heavy trucks and a $0.9 million (9%) decrease in gross profit from the sale of mid-line domestic vehicles as these brands experienced an 11% decline in retail unit sales. Our retail gross margin improved 20 basis points in part due to a shift in the mix of unit sales away from heavy trucks, which have a lower gross margin than light vehicles.

We expect our light vehicle unit sales, revenue and gross profit to outperform industry-wide U.S. light retail unit sales as we believe the luxury and mid-line import brands will continue to increase market share. However, we expect heavy trucks unit sales, revenue and gross profit to continue to decrease significantly over the remainder of 2007 and into the first quarter of 2008 as compared to the prior year period as a result of the adverse impact of the new emission laws on heavy truck demand and a weaker freight hauling market.

Used Vehicles —

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
Used Vehicle —	2007	2006
	(In thousands, except unit and PVR data)
Revenue:
Retail revenues—same store(1)	$278,514	$300,752	$(22,238)	(7)%
Retail revenues—acquisitions	5,589	—

Total used retail revenues	284,103	300,752	(16,649)	(6)%

Wholesale revenues—same store(1)	91,010	87,343	3,667	4%
Wholesale revenues—acquisitions	3,027	—

Total wholesale revenues	94,037	87,343	6,694	8%

Used vehicle revenue, as reported	$378,140	$388,095	$(9,955)	(3)%

Gross Profit:
Retail gross profit—same store(1)	$30,660	$36,332	$(5,672)	(16)%
Retail gross profit—acquisitions	577	—

Total used retail gross profit	31,237	36,332	(5,095)	(14)%

Wholesale gross profit—same store(1)	(1,425)	(178)	(1,247)	NM
Wholesale gross profit—acquisitions	(63)	—

Total wholesale gross profit	(1,488)	(178)	(1,310)	NM

Used vehicle gross profit, as reported	$29,749	$36,154	$(6,405)	(18)%

Used retail units—same store(1)	15,172	16,941	(1,769)	(10)%
Used retail units—acquisitions	282	—

Used retail units—actual	15,454	16,941	(1,487)	(9)%

Used revenue PVR—same store(1)	$18,357	$17,753	$604	3%

Used revenue PVR—actual	$18,384	$17,753	$631	4%

Used gross profit PVR—same store(1)	$2,021	$2,145	$(124)	(6)%

Used gross profit PVR—actual	$2,021	$2,145	$(124)	(6)%

Used retail gross margin—same store(1)	11.0%	12.1%	(1.1)%	(9)%

Used retail gross margin—actual	11.0%	12.1%	(1.1)%	(9)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $10.0 million (3%) decrease in used vehicle revenues was a result of a $22.2 million (7%) decrease in same store retail revenue, partially offset by a $6.7 million (8%) increase in wholesale revenues. The $6.4 million (18%) decrease in used vehicle gross profit was a result of a $5.1 million (14%) decrease in retail gross profit and a $1.3 million decrease in wholesale gross profit. Our comparison from the prior year continues to be difficult as we have benefited in recent years from (i) targeted initiatives, including the building of experienced used vehicle teams in each of our regions and our investments in technology to better value trade-ins and improve inventory management and (ii) strong used vehicle sales in the 2006 period in Houston and Mississippi in the aftermath of hurricane Katrina.

The very strong used vehicle wholesale environment during the second quarter had the impact of significantly increasing the cost to acquire used vehicle inventory, increasing pressure on our used retail margins and used retail unit sales in the third quarter. In addition, we believe used vehicle customers were attracted to competitively priced mid-line import and mid-line domestic new vehicles as a result of manufacturer incentive programs. We are closely managing our sub-prime business and continue to believe there is opportunity to improve our used vehicle profitability by offering appropriately priced used vehicle inventory.

During the third quarter of 2007, we began a strategic initiative to lower our used vehicle inventory in preparation for the slower automotive retail selling season and realigned our inventory to serve the broader used vehicle market. Although we experienced increased wholesale losses during the 2007 period while lowering our used vehicle inventory, we believe we have improved the quality of our used vehicle inventory. We expect that this improvement in our used vehicle inventory should mitigate the impact of the slower automotive retail selling season on our used vehicle performance. We expect used vehicle revenues and gross profit to be flat to negative as compared to the prior year and into the first quarter of 2008.

Fixed Operations —

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
Fixed Operations —	2007	2006
	(In thousands)
Revenue:
Revenues—same store(1)
Parts and service	$155,298	$153,031	$2,267	1%
Collision repair	18,177	17,215	962	6%

Total revenue—same store(1)	173,475	170,246	3,229	2%
Revenues—acquisitions	3,232	—

Parts, service and collision repair revenue, as reported	$176,707	$170,246	$6,461	4%

Gross Profit:
Gross profit—same store(1)
Parts and service	$80,344	$77,367	$2,977	4%
Collision repair	10,223	9,726	497	5%

Total gross profit—same store(1)	90,567	87,093	3,474	4%
Gross profit—acquisitions	1,789	—

Parts, service and collision repair gross profit, as reported	$92,356	$87,093	$5,263	6%

Parts and service gross margin—same store(1)	51.7%	50.6%	1.1%	2%

Collision repair gross margin—same store(1)	56.2%	56.5%	(0.3)%	(1)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $6.5 million (4%) increase in fixed operations revenues and $5.3 million (6%) increase in fixed operations gross profit was primarily due to a 9% and 11% increase in our “customer pay” parts and service revenue and gross profit, respectively. We continue to experience decreases in our warranty business as warranty revenue decreased $1.4 million (4%) as a result of improvements in the quality of vehicles produced in recent years, which has decreased our higher margin repair work. As a result, we have focused on our customer pay business and expect our fixed operations sales to continue to grow as we (i) continue to invest in additional service capacity, (ii) upgrade equipment, (iii) expand our product offerings, (iv) capitalize on our regional training programs and (v) add service advisors and skilled technicians to meet anticipated future demand, especially from the increased market share of the luxury import and mid-line import brands.

Finance and Insurance, net —

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
Finance and Insurance, net—	2007	2006
	(In thousands, except PVR data)
Finance and insurance, net—same store(1)	$41,543	$40,590	$953	2%
Finance and insurance, net—acquisitions	667	—

Finance and insurance, net as reported	$42,210	$40,590	$1,620	4%

F&I PVR-same store (1)	$992	$908	$84	9%

F&I PVR-actual	$989	$908	$81	9%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $1.6 million (4%) increase in F&I as a result of the $84 (9%) increase in same store F&I PVR. The increase in same store F&I PVR was attributable to (i) increased penetration rates on sales of our aftermarket products and services and (ii) lengthening in finance contract terms during 2007. We anticipate F&I will increase in the future as a result of (i) increased retail unit sales, (ii) the maturation of F&I retrospective programs, (iii) improvement of the F&I operations at our lower-performing franchises and (iv) as we continue to refine and enhance the menu of products we offer our customers.

Selling, General and Administrative (SG&A) —

	For the Three Months Ended September 30,				% of Gross Profit Increase (Decrease)	% of Gross Profit % Change
Selling, General and Administrative —	2007	% of Gross Profit	2006	% of Gross Profit
	(In thousands)
Personnel costs	$78,304	34.3%	$78,969	34.7%	(0.4)%	(1.2)%
Sales compensation	25,094	11.0%	26,520	11.7%	(0.7)%	(6.0)%
Share-based compensation	1,192	0.5%	962	0.4%	0.1%	25.0%
Outside services	16,985	7.4%	14,541	6.4%	1.0%	15.6%
Advertising	13,437	5.9%	12,794	5.6%	0.3%	5.4%
Rent	14,648	6.4%	13,675	6.0%	0.4%	6.7%
Utilities	4,842	2.1%	4,628	2.0%	0.1%	5.0%
Insurance	4,602	2.0%	3,684	1.6%	0.4%	25.0%
Other	16,963	7.4%	16,795	7.4%	0.0%	0.0%

Selling, general and administrative	$176,067	77.1%	$172,568	75.9%	1.2%	2%
Adjustments to SG&A:
Secondary offering expenses	—		(846)

Adjusted selling, general and administrative	$176,067	77.1%	$171,722	75.5%	1.6%	2%

Gross profit	$228,315		$227,389

SG&A expense as a percentage of gross profit was 77.1% during the 2007 period as compared to 75.9% during the 2006 period. SG&A expenses during the 2006 period include $0.8 million of costs associated with a secondary offering of our common stock from which we did not receive any proceeds. Excluding this item, adjusted SG&A expense as a percentage of gross profit increased 160 basis points to 77.1% during the 2007 period. Approximately $1.7 million (80 basis points) of the increase in adjusted SG&A expenses during the 2007 period was the result of (i) increased outside service expense associated with abandoned acquisition and real estate projects and (ii) legal settlement costs. The remaining 80 basis point deterioration in adjusted SG&A as a percentage of adjusted gross profit was primarily a result of the performance of our used vehicle business, which generated $6.4 million less used vehicle gross profit than the 2006 period. Our SG&A results, however, were partially offset by several expense control initiatives, predominantly in the area of personnel and sales compensation. We anticipate that we will lower our SG&A expense as a percentage of gross profit in the future as we continue to consolidate certain back office functions and continue to leverage our fixed cost structure, partially offset by increased rent expense as we continue to expand our service capacity with financing through sale-leaseback transactions.

Depreciation and Amortization—

The $0.3 million (2%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2007 and 2006. We expect depreciation and amortization to increase in the future as a result of previous and future capital expenditure projects to remodel and upgrade our facilities and expand our service capacity.

Other Income (Expense)—

The $0.5 million (5%) increase in floor plan interest expense was attributable to higher average inventory levels and higher interest rates, partially offset by increased equity in our vehicle inventory. We expect floor plan expense to fluctuate with changes in our inventory levels and LIBOR rates in the near future.

The $2.1 million (19%) decrease in other interest expense was primarily attributable to a lower effective rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed in the first quarter of 2007 and finalized in the second quarter of 2007. In the third quarter of 2006 we had $185.0 million of 8% Senior Subordinated Notes due 2014 (“8% Notes”) and $250.0 million of our 9% Notes. In connection with our long-term debt refinancing, we issued $115.0 million of 3% Convertible Notes due 2012 and $150.0 million of 7.625% Senior Subordinated Notes due 2017, and repurchased all of our 9% Notes and as of September 30, 2007 have repurchased $20.6 million of our 8% Notes. Our board of directors has authorized us to repurchase up to an additional $19.4 million of our Senior Subordinated Notes.

The $0.9 million loss on extinguishment of long-term debt during the 2006 period was a result of repurchase of $15.0 million of our 8% Notes. Included in the $0.9 million loss is a $0.7 million write-off of a portion of the unamortized value of our terminated fair value swap and a $0.4 million write-off of a portion of the unamortized debt issuance costs associated with the 8% Notes, offset by a $0.2 million market discount on the 8% Notes.

Income Tax Expense—

The $1.9 million (17%) decrease in income tax expense was a result of (i) a $1.0 million (4%) decrease in our income before income taxes, (ii) $0.6 million related to the reversal of a deferred tax asset valuation allowance related to a tax benefit we now expect to realize, (iii) $0.6 million related to tax credits recognized for employing individuals in the Katrina affected areas and (iv) the effect of reducing our estimated annual effective tax rate 20 basis points from 37.5% to 37.3% in the second quarter of 2007, principally as a result of a reorganization of our legal entities in Texas. As we operate nationally, our effective tax rate is dependent upon our geographic revenue mix. We evaluate our effective tax rate periodically based on our revenue sources. We will continue to evaluate our effective tax rate in the future, and expect that our future annual effective tax rate will be between 37% and 38%.

Discontinued Operations—

	For the Three Months Ended September 30,
	2007	2006
	(In thousands)
Franchises	1	6

Net operating losses from sold or closed franchises, net of tax	$(200)	$(765)
Net operating losses from franchises held for sale, net of tax	(10)	—
Net divestiture (expense) income including net gain (loss) on sale of franchises, net of tax	—	(446)

Discontinued operations, net of tax	$(210)	$(1,211)

During the three months ended September 30, 2007, we did not sell any franchises and placed one mid-line import franchise into discontinued operations. The $0.2 million loss from discontinued operations for the 2007 period primarily includes rent expense on idle or subleased properties associated with sold franchises and legal expenses associated with sold franchises or ancillary businesses. The $1.2 million loss from discontinued operations for the 2006 period is a result of (i) $0.4 million, net of tax, of divestiture losses primarily associated with the sale of an ancillary business during the third quarter of 2006 and (ii) $0.8 million, net of tax, of net operating losses of franchises sold in 2007 and the last three months of 2006.

We continuously evaluate the financial and operating results of our dealerships, specifically the 10% contributing the lowest level of return on invested capital, and we will look to divest dealerships that do not meet our expectations.

Nine Months Ended September 30, 2007, Compared to the Nine Months Ended September 30, 2006

	For the Nine Months Ended September 30,				Increase (Decrease)	% Change
	2007	% of Gross Profit	2006	% of Gross Profit
	(In thousands, except per share data)
REVENUES:
New vehicle	$2,609,709		$2,618,109		$(8,400)	—%
Used vehicle	1,151,790		1,119,249		32,541	3%
Parts, service and collision repair	527,168		509,476		17,692	4%
Finance and insurance, net	124,470		118,446		6,024	5%

Total revenues	4,413,137		4,365,280		47,857	1%

COST OF SALES	3,728,347		3,702,539		25,808	1%

GROSS PROFIT	684,790	100%	662,741	100%	22,049	3%
OPERATING EXPENSES:
Selling, general and administrative	526,078	77%	505,317	76%	20,761	4%
Depreciation and amortization	16,061	2%	15,104	2%	957	6%

Income from operations	142,651	22%	142,320	22%	331	—%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(33,024)	(5)%	(30,067)	(5)%	2,957	10%
Other interest expense	(30,037)	(4)%	(33,268)	(5)%	(3,231)	(10)%
Interest income	3,906	1%	3,271	1%	635	19%
Loss on extinguishment of long-term debt	(18,523)	(3)%	(914)	—%	17,609	NM
Other income, net	1,032	—%	1,223	—%	(191)	(16)%

Total other expense, net	(76,646)	(11)%	(59,755)	(9)%	16,891	28%

Income before income taxes	66,005	10%	82,565	13%	(16,560)	(20)%
INCOME TAX EXPENSE	23,210	3%	30,962	5%	(7,752)	(25)%

INCOME FROM CONTINUING OPERATIONS	42,795		51,603		(8,808)	(17)%
DISCONTINUED OPERATIONS, net of tax	(2,793)	—%	(2,867)	—%	(74)	(3)%

NET INCOME	$40,002	6%	$48,736	7%	$(8,734)	(18)%

EARNINGS PER COMMON SHARE (DILUTED):
Continuing Operations	$1.27		$1.52		$(0.25)	(16)%
Discontinued Operations	(0.08)		(0.08)		—	—%

Net income	$1.19		$1.44		$(0.25)	(17)%

Net income and income from continuing operations decreased $8.7 million (18%) and $8.8 million (17%), respectively, during the 2007 period. Included in net income and income from continuing operations during the 2007 period was (i) $11.6 million (net of tax) of costs associated with the repurchase of all $250.0 million of our 9% Notes and $3.0 million of our 8% Notes, (ii) $1.9 million of retirement benefits expense associated with the retirement of our former CEO and (iii) $0.3 million of costs (net of tax) associated with a secondary offering of our common stock from which we did not receive any proceeds. During the 2006 period we recognized (i) a $2.1 million (net of tax) gain from the sale of our interest in a pool of extended service contracts, (ii) $0.8 million of costs (net of tax) associated with a secondary offering of our common stock from which we did not receive any proceeds, (iii) $0.6 million of costs associated with the repurchase of $15.0 million of our 8% Notes, and (iv) $1.0 million (net of tax) of costs associated with abandoned strategic projects (the adjusting items for the 2007 and

2006 period being collectively referred to “the adjusting items”). Excluding the adjusting items mentioned above, adjusted income from continuing operations increased $4.6 million (9%).

The following discussion excludes the impact of the adjusting items as we believe that excluding these items provides a more accurate representation of our year over year financial performance. Please refer to “Reconciliation of Non-GAAP Financial Information” for more information. The $4.6 million (9%) increase in adjusted income from continuing operations was primarily a result of (i) the performance of our fixed operations and F&I businesses, which generated $16.3 million (6%) and $9.4 million (8%), respectively, of incremental adjusted gross profit during the 2007 period and (ii) a 10 basis point improvement in our adjusted selling, general and administrative expenses (“SG&A”) as a percentage of adjusted gross profit.

The $47.9 million (1%) increase in total revenues was a result of a $32.5 million (3%) increase in used vehicle revenue, a $17.7 million (3%) increase in fixed operations revenue and $6.0 million (5%) increase in F&I revenue, partially offset by an $8.4 million decrease in new vehicle revenue. The increase in used vehicle revenue was primarily attributable to a $21.9 million (3%) increase in used retail revenue. The decrease in new vehicle revenue was primarily attributable to a $73.3 million (30%) decrease in heavy truck revenue.

Total gross profit increased $22.0 million (3%) and total adjusted gross profit increased $25.4 million (4%). The increase in total adjusted gross profit was a result of a $16.3 million (6%) increase in fixed operations gross profit and a $6.0 million (5%) increase in F&I gross profit, both of which contributed to an overall 40 basis point increase in our total adjusted gross profit margin.

	For the Nine Months Ended September 30,				Increase (Decrease)	% Change
New Vehicle —	2007		2006
	(In thousands, except unit and PVR data)
Revenues:
New retail revenues—same store(1)
Luxury	$819,431	34%	$775,199	31%	$44,232	6%
Mid-line import	1,044,378	43%	1,047,199	42%	(2,821)	—%
Mid-line domestic	371,945	15%	396,547	16%	(24,602)	(6)%
Value	31,511	1%	32,341	1%	(803)	(3)%

Total light vehicle retail revenues—same store(1)	2,267,265		2,251,286		15,979	1%
Heavy trucks	174,623	7%	247,915	10%	(73,292)	(30)%

Total new retail revenue—same store(1)	2,441,888	100%	2,499,201	100%	(57,313)	(2)%
New retail revenues—acquisitions	28,240		—

Total new retail revenues	2,470,128		2,499,201		(29,073)	(1)%

Fleet revenues—same store(1)	139,581		118,908		20,673	17%
Fleet revenues—acquisitions	—		—

Total fleet revenues	139,581		118,908		20,673	17%

New vehicle revenues, as reported	$2,609,709		$2,618,109		$(8,400)	—%

New retail units:
New retail units—same store(1)
Luxury	17,403	22%	17,303	22%	100	1%
Mid-line import	43,032	55%	42,899	54%	133	—%
Mid-line domestic	12,800	17%	13,896	17%	(1,096)	(8)%
Value	1,595	2%	1,530	2%	65	4%

Total light vehicle retail units—same store(1)	74,830		75,628		(798)	(1)%
Heavy trucks	2,956	4%	4,062	5%	(1,106)	(27)%

Total new retail units—same store(1)	77,786	100%	79,690	100%	(1,904)	(2)%
New retail units—acquisitions	910		—

Retail units—actual	78,696		79,690		(994)	(1)%
Fleet units—actual	6,807		6,184		623	10%

Total new units—actual	85,503		85,874		(371)	—%

Total light vehicle units – same store(1)(2)	81,637		81,812		(175)	—%
Total light vehicle units – acquisitions(2)	910		—

Total light vehicle units – actual(2)	82,547		81,812		735	1%

New revenue PVR—same store(1)	$31,392		$31,362		$31	—%

New revenue PVR—actual	$31,388		$31,362		$27	—%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)	Includes light vehicle and fleet unit sales

	For the Nine Months Ended September 30,				Increase (Decrease)	% Change
	2007		2006
	(In thousands, except PVR data)
Gross Profit:
New retail gross profit—same store(1)
Luxury	$65,272	36%	$62,561	35%	$2,711	4%
Mid-line import	78,360	43%	75,540	42%	2,820	4%
Mid-line domestic	27,305	15%	30,221	17%	(2,916)	(10)%
Value	2,025	1%	2,465	1%	(440)	(18)%

Total light vehicle retail gross profit—same store(1)	172,962		170,787		2,175	1%
Heavy trucks	8,017	4%	9,670	5%	(1,653)	(17)%

Total new retail gross profit	180,979	100%	180,457	100%	522	—%

New retail gross profit—acquisitions	2,181		—

Total retail gross profit	183,160		180,457		2,703	1%

Fleet gross profit—same store(1)	2,599		3,090		(491)	(16)%
Fleet gross profit—acquisitions	—		—

Total fleet gross profit	2,599		3,090		(491)	(16)%

New vehicle gross profit, as reported	$185,759		$183,547		$2,212	1%

New gross profit PVR—same store(1)	$2,327		$2,264		$62	3%

New gross profit PVR—actual	$2,327		$2,264		$63	3%

New retail gross margin—same store(1)	7.4%		7.2%		0.2%	3%

New retail gross margin—actual	7.4%		7.2%		0.2%	3%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

New vehicle revenue decreased $8.4 million, primarily as a result of a $73.3 million (30%) decrease in heavy truck revenue, offset by a $44.2 million (2%) increase in light vehicle revenue, including $28.2 million from acquisitions, and a $20.7 million (17%) increase in fleet revenue. The decrease in heavy truck revenue was as a result of (i) changes in emission laws in January 2007, which pulled forward demand for heavy trucks into 2006 and (ii) a weaker freight hauling market. Same store light vehicle revenue increased $16.0 million (1%) despite a challenging new retail sales environment, primarily as a result of increased unit sales and increased revenue PVR of luxury vehicles. The increase in same store revenue from luxury vehicles was partially offset by decreases in same store light vehicle revenue from our mid-line domestic brands. Mid-line domestic same store revenue decreased in the 2007 period as a result of lower unit volumes and lower revenue PVR as these brands continue to lose market share. Our total same store light vehicle unit sales were flat despite a 3% decrease in the overall U.S. light retail vehicle industry.

The $2.2 million (1%) increase in new vehicle gross profit includes a $1.7 million (17%) decrease in gross profit from the sale of heavy trucks. Same store light vehicle retail gross profit increased $2.2 million (1%) during the 2007 period as improved gross profit from the sale of luxury and mid-line import brands, driven primarily by increased gross profit PVR, was partially offset by a $2.9 million (10%) decrease in gross profit from the sale of mid-line domestic vehicles. We were able to increase our same store gross profit from the sale of mid-line import vehicles by 4% despite flat same store unit sales as a result of our ability to capitalize on manufacturer incentive programs.

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
Used Vehicle —	2007	2006
	(In thousands, except unit and PVR data)
Revenues:
Retail revenues—same store(1)	$870,647	$859,515	$11,132	1%
Retail revenues—acquisitions	10,811	—

Total used retail revenues	881,458	859,515	21,943	3%

Wholesale revenues—same store(1)	265,758	259,734	6,024	2%
Wholesale revenues—acquisitions	4,574	—

Total wholesale revenues	270,332	259,734	10,598	4%

Used vehicle revenues, as reported	$1,151,790	$1,119,249	$32,541	3%

Gross Profit:
Retail gross profit—same store(1)	$100,431	$103,892	$(3,461)	(3)%
Retail gross profit—acquisitions	1,160	—

Total used retail gross profit	101,591	103,892	(2,301)	(2)%

Wholesale gross profit—same store(1)	(1,148)	(1,024)	(124)	(12)%
Wholesale gross profit—acquisitions	(28)	—

Total wholesale gross profit	(1,176)	(1,024)	(152)	(15)%

Used vehicle gross profit, as reported	$100,415	$102,868	$(2,453)	(2)%

Used retail units—same store(1)	47,886	48,356	(470)	(1)%
Used retail units—acquisitions	594	—

Used retail units—actual	48,480	48,356	124	—%

Used revenue PVR—same store(1)	$18,182	$17,775	$407	2%

Used revenue PVR—actual	$18,182	$17,775	$407	2%

Used gross profit PVR—same store(1)	$2,097	$2,148	$(51)	(2)%

Used gross profit PVR—actual	$2,096	$2,148	$(53)	(2)%

Used retail gross margin—same store(1)	11.5%	12.1%	(0.6)%	(5)%

Used retail gross margin—actual	11.5%	12.1%	(0.6)%	(5)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $32.5 million (3%) increase in used vehicle revenues was primarily a result of a $11.1 million (3%) increase in same store used revenue from a 2% increase in used revenue PVR and a $10.6 million (4%) increase in wholesale revenues. The $2.5 million (2%) decrease in used vehicle gross profit was a result of a $3.5 million (3%) decrease in same store retail gross profit as a result of the 2% decrease in same store used vehicle gross profit PVR and a 1% decrease in same store used vehicle retail unit sales. The $0.2 million (15%) decrease in wholesale gross profit was a result of our strategic initiative to reduce and realign used vehicle inventory in the third quarter of 2007, partially offset by a strong wholesale environment during the first half of 2007.

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
Fixed Operations —	2007	2006
	(In thousands)
Revenues:
Revenues—same store(1)
Parts and service	$467,503	$456,434	$11,069	2%
Collision repair	54,068	53,042	1,026	2%

Total revenues—same store(1)	521,571	509,476	12,095	2%
Revenues—acquisitions	5,597	—

Parts, service and collision repair revenues, as reported	$527,168	$509,476	$17,692	3%

Gross Profit:
Gross profit—same store(1)
Parts and service	$240,657	$228,643	$12,014	5%
Collision repair	30,286	29,237	1,049	4%

Total gross profit—same store(1)	270,943	257,880	13,063	5%
Gross profit—acquisitions	3,203	—

Parts, service and collision repair gross profit, as reported	$274,146	$257,880	$16,266	6%

Parts and service gross margin—same store(1)	51.5%	50.1%	1.4%	3%

Collision repair gross margin—same store(1)	56.0%	50.1%	0.9%	2%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $17.7 million (3%) increase in fixed operations revenues and $16.3 million (6%) increase in fixed operations gross profit was primarily due to a 9% and 11% increase in our “customer pay” parts and service revenue and gross profit, respectively. We continue to experience decreases in our warranty business as warranty revenue decreased $1.9 million (2%) as a result of improvements in the quality vehicles produced in recent years.

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
Finance and Insurance, net—	2007	2006
	(In thousands, except PVR data)
Dealership generated F&I—same store(1)	$123,245	$113,361	$9,884	9%
Dealership generated F&I—acquisitions	1,225	—

Dealership generated F&I, net	124,470	113,361	11,109	10%
Corporate generated F&I	—	1,685
Corporate generated F&I gain	—	3,400

Finance and insurance, net as reported	$124,470	$118,446	$6,024	5%

Dealership generated F&I PVR–same store (1)(2)	$981	$885	$96	11%

Dealership generated F&I PVR–actual(2)	$979	$885	$94	11%

F&I PVR–actual	$979	$925	$54	6%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

(2)	Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I profit PVR.

The $6.0 million (5%) increase in F&I includes the impact of the $3.4 million corporate generated F&I gain during the second quarter of 2006. As a result of this sale, we no longer receive any corporate generated F&I. Dealership generated F&I increased $11.1 million (10%) as a result of the $96 (11%) increase in same store dealership generated F&I PVR. The increase in same store dealership generated F&I PVR was attributable to three main areas (i) a renegotiated contract with our primary service contract provider in the second quarter of 2006, which contributed an incremental $24 PVR, (ii) increased penetration rates on sales of our aftermarket products and services and (iii) lengthening of finance contract terms.

	For the Nine Months Ended September 30,				% of Gross Profit Increase (Decrease)	% Change
Selling, General and Administrative —	2007	% of Gross Profit	2006	% of Gross Profit
	(In thousands)
Personnel costs	$238,082	34.7%	$234,308	35.4%	(0.7)%	(2)%
Sales compensation	76,810	11.2%	76,038	11.5%	(0.3)%	(3)%
Stock-based compensation	4,706	0.7%	3,258	0.5%	0.2%	40%
Retirement benefits expense	2,950	0.4%	—	—%	0.4%	NM
Outside services	46,601	6.8%	42,028	6.3%	0.5%	8%
Advertising	38,953	5.7%	36,926	5.6%	0.1%	2%
Rent	42,966	6.3%	39,903	6.0%	0.3%	5%
Utilities	14,041	2.1%	13,801	2.1%	—%	—%
Insurance	11,315	1.7%	11,314	1.7%	—%	—%
Other	49,684	7.2%	47,741	7.1%	0.1%	1%

Selling, general and administrative	$526,078	76.8%	$505,317	76.2%	0.6%	1%

Adjustments to SG&A:
Abandoned strategic project expenses	—		(1,658)
Retirement benefits expense	(2,950)		—
Secondary offering expenses	(270)		(846)

Adjusted selling, general and administrative	$522,858	76.4%	$502,813	76.3%	0.1%	—%

Gross profit	$684,790		$662,741
Corporate generated F&I gain	—		(3,400)

Adjusted gross profit	$684,790		$659,341

SG&A expense as a percentage of gross profit was 76.8% for the 2007 period as compared to 76.2% for the 2006 period. SG&A expenses during 2007 include $3.0 million of retirement benefits expense for our former CEO and $0.3 million of costs associated with a secondary offering of common stock from which we did not receive any proceeds. SG&A expenses during 2006 include $1.7 million of certain abandoned strategic projects and $0.9 million of costs associated with a secondary offering of common stock from which we did not receive any proceeds. Excluding these items, adjusted SG&A expense as a percentage of adjusted gross profit was relatively flat for the 2007 period as compared to the 2006 period. We continue to focus on several expense control initiatives and leveraging of our fixed overhead and organizational structure.

Depreciation and Amortization—

The $1.0 million (6%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2007 and 2006.

Other Income (Expense)—

The $3.0 million (10%) increase in floor plan interest expense was attributable to higher interest rates and higher average inventory levels.

The $3.2 million (10%) decrease in other interest expense was primarily attributable to a lower effective rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed in the first quarter of 2007 and finalized in the second quarter of 2007.

The $18.5 million loss on the extinguishment of long-term debt during the 2007 period was a result of the repurchase of all $250.0 million of our 9% Notes in connection with the refinancing of our long-term debt and $3.0 million of our 8% Notes. During 2006 period, we recognized a $0.9 million loss on the extinguishment of $15.0 million of our 8% Notes. As of September 30, 2007 we have repurchased $20.6 million of our 8% Notes.

Income Tax Expense—

The $7.8 million (25%) decrease in income tax expense was a result of (i) a $16.6 million (20%) decrease in our income before income taxes, (ii) $0.6 million related to the reversal of a deferred tax asset valuation allowance related to a tax benefit we now expect to realize, (iii) $0.6 million related to tax credits recognized for employing individuals in the Katrina affected areas and (iv) a 20 basis point reduction in our effective tax rate from 37.5% to 37.3% in the second quarter of 2007, principally as a result of a reorganization of our legal entities in Texas.

Discontinued Operations—

	For the Nine Months Ended September 30,
	2007	2006
	(In thousands)
Franchises	3	12

Ancillary businesses	—	1

Net operating losses from sold or closed franchises, net of tax	$(1,463)	$(3,657)
Net operating losses from franchises held for sale, net of tax	(10)	—
Net divestiture (expense) income including net gain (loss) on sale of franchises, net of tax	(1,320)	790

Discontinued operations, net of tax	$(2,793)	$(2,867)

During the 2007 period, we sold two franchises (two dealership locations), and as of September 30, 2007, we were actively pursuing the sale of one franchise. The $2.8 million loss from discontinued operations for the 2007 period is a result of (i) $1.3 million, net of tax, of divestiture expense associated with the sale of the two franchises mentioned above (ii) $0.2 million, net of tax, of net operating losses of franchises sold in 2007 and (iii) $1.3 million, net of tax, of certain recurring costs associated with sold franchises. The $2.9 million loss from discontinued operations for the 2006 period, includes $3.7 million, net of tax, of losses of franchises sold or closed in 2007 and 2006, partially offset by $0.8 million, net of tax, of net divestiture income associated with franchises sold during the 2006 period.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of September 30, 2007, our funds generated through future operations and the funds available for borrowings under our Committed Credit Facility (as defined below), floor plan facilities, mortgage notes payable and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions, capital expenditures, current divided commitments and any seasonal operating requirements for the foreseeable future.

As of September 30, 2007, we had cash and cash equivalents of approximately $40.8 million and working capital of $361.8 million. In addition, we had $125.0 million available for borrowings under our Committed Credit Facility for working capital, general corporate purposes and acquisitions.

Long-term Debt Refinancing

During 2007, we completed a refinancing of our long-term debt which included (i) the repurchase of all $250.0 million of our 9% Notes, (ii) the issuance of $115.0 million of 3% Senior Subordinated Convertible Notes due 2012 (“3% Notes”), which have an initial conversion price of $33.99, (iii) the issuance of $150.0 million of 7.625% Senior Subordinated Notes due 2017 and (iv) the repurchase of $3.0 million of our 8% Notes. We expect our annual interest expense will decrease by approximately $7.9 million as a result of the long-term debt refinancing.

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock with Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”). The convertible note hedge transactions require the Counterparties to deliver to us, subject to customary anti-dilution adjustments, all shares issuable upon conversion of the 3% Notes.

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which is a 62.50% premium over the market price of our common stock at the time of pricing. The strike price was adjusted to $45.0385 in the third quarter of 2007 as a result of our decision to increase our quarterly dividend to $0.225. On exercise of the warrants, we are obligated to deliver a number of shares of our common stock based on the excess of the market price over the strike price.

The convertible note hedge and warrant transactions are separate contracts and are not part of the terms of the 3% Notes and will not affect the holders’ rights under the 3% Notes. Holders of the 3% Notes will not have any rights with respect to the convertible note hedge and warrant transactions. Currently, the convertible hedge and warrant transactions have the effect of increasing the conversion price of the 3% Notes to $45.0385. The convertible note hedge and warrant transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of exercise is between $33.99 and $45.0385.

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

Share Repurchase and Dividends

In January 2007, our board of directors declared a $0.20 per share cash dividend. In May 2007, our board of directors declared a $0.20 per share cash dividend. In July 2007, our board of directors declared a $0.225 per share cash dividend, a 12.5% increase from the previous quarterly dividend of $0.20 per share.

In February 2007, our board of directors approved a 1.3 million share repurchase program with the objective of offsetting earnings per share dilution resulting from employee share-based compensation programs. We elected to purchase all of the 1.3 million shares at $27.75 per share for $36.1 million.

In August 2007, our board of directors approved an additional 2.0 million share repurchase program. We have entered into a Rule 10b5-1 plan whereby we have authorized the repurchase of shares of our common stock subject to certain parameters. As of September 30, 2007, we purchased a total of approximately 0.6 million shares for $13.4 million under this program.

Committed Credit Facility

We have a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A., and 18 other financial institutions (the “Syndicate”), which provides us with $125.0 million of working capital borrowing capacity and $425.0 million of financing for all of our new and used vehicle inventory with the exception of our (i) Ford, Lincoln, Mercury, Mazda, Volvo and Rover dealerships (“Ford Trustmark”), (ii) General Motors dealerships and (iii) Mercedes-Benz and Chrysler, Dodge and Jeep dealerships (“Chrysler Dealerships”) through March 2009. Used vehicle borrowing capacity is limited to 70% of the value of used vehicle inventory within the previous four model years at our non-heavy truck franchises. As of September 30, 2007, we had $0.3 million of used vehicle floor plan notes payable outstanding and approximately $48.0 million of remaining borrowing capacity, which is included in the $425.0 million of total floor plan capacity mentioned above. Ford Motor Credit Corporation (“FMCC”) provides us with $150.0 million of floor plan financing outside of the Syndicate to finance new vehicle inventory at our Ford Trustmark dealerships while General Motors Acceptance Corporation (“GMAC”) provides us with $100.0 million of floor plan financing outside the syndicate to finance new vehicle inventory at our General Motors’ dealerships and Mercedes-Benz Financial and Chrysler Financial together provide us with $100.0 million of floor plan financing outside of the Syndicate to finance new vehicle inventory at our Mercedes-Benz and Chrysler Dealerships, respectively.

Floor Plan Financing-

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory. We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “Floor plan notes payable — manufacturer affiliated” and all other floor plan notes payable “Floor plan notes payable — non-manufacturer affiliated.” As of September 30, 2007, total borrowing capacity under the floor plan financing agreements with our vehicle floor plan providers totaled $795.0 million. In addition, as of September 30, 2007, we had total borrowing capacity of $56.0 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. As of September 30, 2007, we had $618.6 million, outstanding to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our vehicle inventory including $1.4 million classified as Liabilities Associated with Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheet. From time to time, depending on market conditions and our liquidity, in an effort to maximize the use of our cash, we may decide to repay floor plan notes payable prior to the sale of the related vehicle.

Amounts borrowed under the Committed Credit Facility are secured by certain of our tangible and intangible assets and the guarantees of each of our subsidiaries, other than our Toyota and Lexus subsidiaries.

Debt Covenants-

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) an adjusted current ratio of at least 1.2 to 1, of which our ratio was 1.6 to 1 as of September 30, 2007; (ii) a fixed charge coverage ratio of at least 1.2 to 1, of which our ratio was 1.8 to 1 as of September 30, 2007; (iii) an adjusted leverage ratio of not more than 4.5 to 1, of which our ratio was 2.8 to 1 as of September 30, 2007; and (iv) a minimum adjusted net worth of not less than $350.0 million, of which our adjusted net worth was $464.3 million as of September 30, 2007. A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured. Certain of our lease agreements include financial ratios with the following requirements: (i) a liquidity ratio of at least 1.2 to 1, of which our ratio was 1.4 to 1 as of September 30, 2007; and (ii) an EBITDA based coverage ratio of at least 1.5 to 1, of which our ratio was 3.2 to 1 as of September 30, 2007. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the amount to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of September 30, 2007, we were in compliance with all our debt and lease agreement covenants.

Cash Flows for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

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

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of a vehicle immediately after that vehicle is sold. As a result, changes in floor plan notes payable are generally linked to changes in new vehicle inventory and therefore are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided a reconciliation of cash flow from operating activities and financing activities, as if all changes in floor plan notes payable, except for borrowings associated with acquisitions and repayments associated with divestitures, were classified as an operating activity.

	For the Nine Months Ended September 30,
(In thousands)	2007	2006
Reconciliation of Cash provided by Operating Activities to Adjusted Cash provided by Operating Activities
Cash provided by operating activities — as reported	$39,609	$188,361
Floor plan notes payable — non-manufacturer affiliated, net	33,445	(96,332)
Floor plan notes payable — manufacturer affiliated divestitures	—	11,252

Cash provided by operating activities — as adjusted	$73,054	$103,281

Reconciliation of Cash used in Financing Activities to Adjusted Cash used in Financing Activities
Cash used in financing activities — as reported	$(32,904)	$(123,172)
Floor plan borrowings — non-manufacturer affiliated	(2,059,553)	(1,838,366)
Floor plan repayments — non-manufacturer affiliated	2,026,108	1,934,698
Floor plan notes payable —manufacturer affiliated divestitures	—	(11,252)

Cash used in financing activities — as adjusted	$(66,349)	$(38,092)

Operating Activities-

Net cash provided by operating activities totaled $39.6 million and $188.4 million during 2007 and 2006, respectively. Net cash provided by operating activities, as adjusted, totaled $73.1 million and $103.3 million for 2007 and 2006, respectively. Cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The $30.2 million decrease in our cash provided by operating activities, as adjusted, during 2007 was a result of $41.8 million more cash used in 2007 related to the sale of inventory, repayment of floor plan notes payable and collection of contracts-in-transit and a $19.8 million increase in cash used in 2007 for the payment of accounts payable, accrued liabilities and prepaid assets, partially offset by a $28.4 million increase in net income adjusted for non-cash items.

Investing Activities—

Net cash used in investing activities totaled $95.1 million during 2007. Net cash provided by investing activities totaled $11.1 million during 2006. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $41.0 million and $34.7 million for 2007 and 2006, respectively, of which $15.6 million and $11.9 million, were financed or were pending financing through sale-leaseback agreements for 2007 and 2006, respectively. Our capital investments consisted of upgrades of our existing facilities, equipment purchases and construction of new facilities. Future capital expenditures will relate primarily to upgrading existing dealership facilities and operational improvements that we expect will provide us with acceptable rates of return on our investments. We expect that capital expenditures during 2007 will total between $60.0 million and $65.0 million, of which we intend to finance approximately 50% to 60% principally through sale-leaseback agreements.

Proceeds from the sale of assets totaled $8.4 million and $43.7 million for 2007 and 2006, respectively. Included in the proceeds from the sale of assets for 2007 and 2006, was $5.4 million and $22.6 million, respectively, of proceeds that were paid directly to our floor plan providers associated with the sale of inventory in connection with our divestitures. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest dealerships.

During 2007, we paid $70.5 million to acquire eight franchises (six dealership locations). Included in the $70.5 million of acquisition payments was $24.8 million of inventory, $13.3 million of property and equipment, $21.1 million of goodwill and $11.3 million of franchise rights. We financed these acquisitions by using $48.1 million of cash and $22.4 million of floor plan borrowings from our Committed Credit Facility for the purchase of new vehicle inventory.

Financing Activities—

Net cash used in financing activities totaled $32.9 million and $123.2 million for 2007 and 2006, respectively. Net cash used in financing activities, as adjusted, totaled $66.3 million and $38.1 million for 2007 and 2006, respectively.

During 2007 and 2006, proceeds from borrowings totaled $265.0 million and $1.0 million, respectively. Proceeds from borrowings during 2007 include the issuance of our 3% Notes and 7.625% Notes. In addition, we incurred $7.9 million of debt issuance costs associated with issuance of our 3% Notes and 7.625% Notes.

We borrowed $22.4 million from our floor plan facilities for the purchase of inventory in connection with eight franchise acquisitions during the 2007 period. We did not complete any acquisitions during the nine months ended September 30, 2006.

We repaid $5.4 million and $22.6 million of floor plan notes payable associated with two and ten franchise divestitures during the 2007 and 2006 period, respectively.

During 2007 and 2006, we repaid debt of $267.3 million and $17.5 million, respectively. Included in the $267.3 million of debt repayments was $262.8 million related to the repurchase of all of our $250.0 million of our 9% Notes and $3.1 million related to the repurchase of $3.0 million of our 8% Notes. In addition, our board of directors has authorized us to repurchase up to an additional $19.4 million of our senior subordinated notes.

During 2007, in connection with the 3% Notes we paid $19.3 million for a convertible bond hedge and sold warrants to purchase shares of our common stock at an initial price of $45.09 per share for proceeds of $8.9 million.

During 2007, we paid two $0.20 per share dividends totaling $13.2 million and one $0.225 per share dividend totaling $7.4 million. During 2007, we purchased 1.9 million shares of our common stock for $49.5 million.

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

During 2007 and 2006, we received proceeds from the exercise of stock options totaling $3.4 million and $6.0 million, respectively. In connection with the exercise and vesting of share-based awards during 2007, we repurchased 131,629 shares of common stock from employees for $0.8 million, which was equal to the employees’ tax liability from the exercise or vesting of share-based awards. In addition, we recognized $1.6 million and $1.7 million of excess tax benefits from the exercise and vesting of share-based awards during 2007 and 2006, respectively.

Acquisitions

During 2007, we paid $70.5 million to acquire eight franchises (six dealership locations). Included in the $70.5 million of acquisition payments was $24.8 million of inventory, $13.3 million of property and equipment, $21.1 million of goodwill and $11.3 million of franchise rights. We financed these acquisitions by using $48.1 million of cash and $22.4 million of floor plan borrowings from our Committed Credit Facility for the purchase of new vehicle inventory.

These franchises have annualized revenues of approximately $250.0 million. These acquisitions when combined with an acquisition closed in the fourth quarter of 2007 will contribute total annualized revenues of approximately $350.0 million.

Sale-leaseback transactions

During the nine months ended September 30, 2007, we received a final reimbursement of $9.9 million associated with two completed construction projects and completed the related sale-leaseback transactions. In addition, we completed one additional sale-leaseback transaction during 2007 and received a final reimbursement of $1.5 million.

Off-Balance Sheet Transactions

We had no material off-balance sheet transactions during the periods presented other than those disclosed in Note 12 of our condensed consolidated financial statements.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 8% Senior Subordinated Notes due 2014, our 7.625% Senior Subordinated Notes due 2017 and our Committed Credit Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. As of September 30, 2007, our ability to repurchase shares and pay cash dividends was limited to $27.3 million due to these restrictions.

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

Inventories—

Our inventories are stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for new and used vehicles, we consider (i) the aging of new and used vehicles, (ii) loss histories of new and used vehicles, (iii) the timing of annual and model changeovers of new vehicles and (iv) current market conditions. We very rarely sell new vehicles that have been in inventory for less than 300 days at a loss. Our new vehicle loss histories have indicated that our losses range between 1% to 6% of our new vehicle inventory that exceeded 300 days old. As of September 30, 2007, our new vehicle loss reserve was $0.4 million or 4.2% of new vehicle inventory over 300 days old. Each 1% change in our estimate would change our new vehicle reserve approximately $0.1 million. Our used vehicle loss histories have indicated that our losses range between 2% to 4% of our used vehicle inventory. As of September 30, 2007, our used vehicle loss reserve was $3.6 million or 3.1% of used vehicle inventory. A 1% change in our estimate of used vehicle losses during 2007 would change Used Vehicle Cost of Sales by approximately $1.2 million.

Notes Receivable—Finance Contracts—

As of September 30, 2007 and December 31, 2006, we had outstanding notes receivable from finance contracts of $16.0 million and $17.9 million, respectively. These notes have initial terms ranging from 12 to 60 months, and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. In addition, we attribute minimal value to the underlying collateral in our assessment of the reserve. Our loss histories indicate our future credit losses will be approximately 15% of notes receivable. Our allowance for credit losses was $2.9 million and $3.1 million as of September 30, 2007 and December 31, 2006, respectively. A 1% change in our estimate of notes receivable losses during 2007 would change our Finance and Insurance, net by approximately $0.2 million.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated prior to maturity. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargeback’s is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 7% and 21%, while our effective chargeback loss rate is 13%. Our chargeback reserves were $15.6 million and $14.1 million as of September 30, 2007 and December 31, 2006, respectively. A 1% change in our effective chargeback loss rate would change Finance and Insurance, net by $0.9 million.

Insurance Reserves—

We are self insured for employee medical claims and we maintain stop loss coverage for individual claims and have large deductible workers compensation, property and general liability insurance plans. We maintain and frequently review claim and loss histories to help us assess our future liability for these claims. In addition, we use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. We had $7.9 million and $5.9 million of insurance reserves for both known and unknown employee medical, workers compensation and general liability claims as of September 30, 2007 and December 31, 2006, respectively.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill or franchise rights, which are deemed to have indefinite lives. We review goodwill and indefinite lived manufacturer franchise rights for impairment annually on October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the related fair market value of our underlying businesses.

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

We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2007, we had approximately $0.7 million of accrued interest related to uncertain tax positions and no accrual for penalties. We do not expect the amount of accrued interest related to uncertain tax positions to change materially in the next twelve months.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

Adjusted cash provided by (used in) operating and financing activities-

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of a vehicle immediately after that vehicle is sold. As a result, changes in floor plan notes payable are generally linked to changes in new vehicle inventory and therefore are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided a reconciliation of cash flow from operating activities and financing activities, as if all changes in floor plan notes payable, except for borrowings associated with acquisitions and repayments associated with divestitures, were classified as an operating activity.

	For the Nine Months Ended September 30,
(In thousands)	2007	2006
Reconciliation of Cash provided by Operating Activities to Adjusted Cash provided by Operating Activities
Cash provided by operating activities — as reported	$39,609	$188,361
Floor plan notes payable — non-manufacturer affiliated, net	33,445	(96,332)
Floor plan notes payable — manufacturer affiliated divestitures	—	11,252

Cash provided by operating activities — as adjusted	$73,054	$103,281

Reconciliation of Cash used in Financing Activities to Adjusted Cash used in Financing Activities
Cash used in financing activities — as reported	$(32,904)	$(123,172)
Floor plan borrowings — non-manufacturer affiliated	(2,059,553)	(1,838,366)
Floor plan repayments — non-manufacturer affiliated	2,026,108	1,934,698
Floor plan notes payable —manufacturer affiliated divestitures	—	(11,252)

Cash used in financing activities — as adjusted	$(66,349)	$(38,092)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except for unit and per vehicle data)	2007	2006	2007	2006
Reconciliation of Finance and Insurance Gross Profit to Dealership Generated Finance and Insurance Gross Profit:
Finance and insurance gross profit, net (as reported)	$42,210	$40,590	$123,470	$118,446
Less: Corporate generated finance and insurance	—	—	—	(1,685)
Less: Corporate generated finance and insurance gain	—	—	—	(3,400)

Dealership generated finance and insurance, net	$42,210	$40,590	$123,470	$113,361

Dealership generated finance and insurance gross profit PVR	$989	$908	$979	$925

Retail units sold:
New retail units	27,226	27,785	78,696	79,690
Used retail units	15,454	16,941	48,480	48,356

Total	42,680	44,726	127,176	128,046

Adjusted SG&A Expense and Adjusted Income from Continuing Operations-

Our operations during the nine months ended September 30, 2007, were impacted by (i) expenses associated with the secondary stock offerings of our former private equity owners, (ii) the retirement benefit paid to our former Chief Executive Officer and (iii) the losses associated with the extinguishment of certain of our senior subordinated notes. Our operations during nine months ended September 30, 2006 were impacted by (i) our decision to abandon certain strategic projects, (ii) expenses associated with the secondary stock offerings of our former private equity owners, (iii) the losses associated with the extinguishment of certain of our senior subordinated notes and (iv) the one-time gain recognized on the sale of a pool of extended warranty contracts. We believe that excluding these items provides a more accurate measure of our operations for the nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Adjusted SG&A expenses as percentage of adjusted gross profit:
SG&A expenses	$176,067	$172,568	$526,078	$505,317
Retirement benefits expense	—	—	(2,950)	—
Abandoned strategic project expenses	—	—	—	(1,658)
Secondary offering expenses	—	(846)	(270)	(846)

Adjusted SG&A expenses	$176,067	$171,722	$522,858	$502,813

Gross profit	$228,315	$227,389	$684,790	$662,741
Corporate generated F&I gain	—	—	—	(3,400)

Adjusted gross profit	$228,315	$227,389	$684,790	$659,341

Adjusted SG&A expenses as a percentage of gross profit	77.1%	75.5%	76.4%	76.3%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Adjusted income from continuing operations excluding non-operating items:
Net income	$19,010	$17,179	$40,002	$48,736
Discontinued operations, net of tax	210	1,211	2,793	2,867

Income from continuing operations	19,220	18,390	42,795	51,603
Retirement benefits expense, net of tax	—	—	1,850	—
Secondary offering expenses*	—	846	270	846
Corporate generated F&I gain, net of tax	—	—	—	(2,125)
Abandoned strategic project expenses, net of tax	—	—	—	1,036
Loss on extinguishment of long-term debt, net of tax	—	571	11,614	571

Adjusted income from continuing operations	$19,220	$19,807	$56,529	$51,931

*	Second offering expenses are not deductible for tax purposes; therefore no tax benefit has been reflected

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $505.2 million of total variable rate debt (including floor plan notes payable) outstanding as of September 30, 2007, a 1% change in interest rates would result in a change of approximately $5.1 million to our annual other interest expense.

We received $25.0 million of interest credit assistance from certain automobile manufacturers during 2007. Interest credit assistance reduced cost of sales during 2007 by $22.5 million and reduced new vehicle inventory by $6.6 million and $4.1 million as of September 30, 2007 and December 31, 2006, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk

In November 2006, we entered into an interest rate swap agreement with a notional principal amount of $150.0 million as a hedge against the changes in interest rates of our variable rate floor plan notes payable for a period of two years beginning in November 2006. The swap agreement was designated and qualifies as a cash flow hedge of future changes in interest rates of our variable rate floor plan notes payable and is not expected to contain any ineffectiveness. As of September 30, 2007, the swap agreement had a fair value of $0.8 million, which was included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheet.

We have an interest rate swap with a current notional principal amount of $13.7 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. Under the terms of the swap agreement, we make payments based on a fixed rate of 6.08% and receive a variable rate cash flows based on one-month LIBOR. As of September 30, 2007 and December 31, 2006, the swap agreement had a fair value of $0.1 million and $0.3 million, respectively, which was included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

Three interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of September 30, 2007, was $2.7 million ($1.7 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of these terminated cash flow swaps will total $0.9 million for the year ended December 31, 2007. In addition, included as a reduction to our 8% Notes as of September 30, 2007, was $6.9 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of this terminated fair value swap will total $1.1 million for the year ended December 31, 2007.

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

—

Forward-Looking Statements

This report contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements relating to goals, plans and projections regarding our financial position, results of operations, market position, product development, anticipated annualized revenues of our acquisitions and business strategy. Such statements include, but are not limited to our expectations that the mid-line import and luxury brands will continue to take market share and the impact that will have on our operations; that the vehicle manufacturers will continue their incentive programs; that our increased service expansion will drive future revenue increases; that we will continue to acquire dealerships and the impact those acquisitions on our operations; that our initiatives in F&I will increase revenues; our capital expenditure projections and the impact they will have on our operations; our ability to complete our bond repurchase plan and the impact that plan will have on our operations; the impact that our high margin business will have on our future operations; and our ability to continue to pay dividends.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended September 30, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
07/01/07-07/31/07	—	—	—	2,000,000
08/01/07-08/31/07	159,300	$21.61	159,300	1,840,700
09/01/07-09/30/07	478,600	$20.87	478,600	1,362,100

Total	637,900	$21.06	637,900	1,362,100

(1)	On August 13, 2007, we announced that our board of directors authorized the repurchase of up to 2.0 million shares of the Company’s common stock. This share repurchase program is to be completed by the end of 2008. The 10b5-1 trading plan under which we have been repurchasing our shares of common stock was adopted on August 21, 2007.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description of Documents

15.1	Awareness letter from Deloitte & Touche LLP

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2007

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2007

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2007

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: November 5, 2007	By:	/s/ CHARLES R. OGLESBY
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

Date: November 5, 2007	By:	/s/ J. GORDON SMITH
	Name:	J. Gordon Smith
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit List

Exhibit Number	Description of Documents

15.1	Awareness letter from Deloitte & Touche LLP

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2007

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2007

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2007

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2007