Form 10-K
period 2007-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2008-02-29
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☒    Accelerated filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock as of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was $808,957,642.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 27, 2008 was 31,915,300 (net of 4,748,750 treasury shares).

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

2007 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Information

Certain statements in this report constitute “forward-looking statements” as such term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this report include statements relating to goals, plans and pending acquisitions, projections regarding our financial position, results of operations, market position, business strategy and expectations of our management with respect to, among other things:

•	our relationships with vehicle manufacturers;

•	our ability to improve our margins;

•	operating cash flows and availability of capital;

•	capital expenditures;

•	our ability to pay future dividends;

•	the completion of future acquisitions and the revenues to be generated by those acquisitions;

•	our ability to mitigate future negative trends in new vehicle sales with the stability of our fixed operations, our variable cost structure and our advantageous brand mix;

•	manufacturer’s willingness to continue to use incentive programs in the near future to drive demand for their product offerings;

•	general economic trends, including consumer confidence levels and interest rates;

•

automotive retail industry trends including (i) the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future (ii) our expectation that 2008 will be a challenging retail environment and the related impact of our ability to maintain our current new vehicle revenue and gross profit levels as well as our current SG&A expense as a percentage of gross profit levels, (iii) our expectation that light vehicle unit sales will outperform industry-wide U.S. light vehicle unit sales, (iv) that the luxury and mid-line import brands will continue to increase market share and (v) that heavy trucks unit sales, revenue and gross profit will continue to decrease in the first half of 2008;

•

our used vehicle expectations including (i) our belief that there is opportunity to improve our used vehicle profitability by offering appropriately priced used vehicle inventory, (ii) the 5% to 8% decline in our used unit sales in 2008 (iii) the improvement in our used vehicle inventory should mitigate the impact of the slower automotive retail selling season and challenging economic environment on our used vehicle performance;

•	our expectation that we will continue to grow our fixed operations revenue;

•

our expectation that we will recognize improved fixed operations gross profit in the future from heavy trucks as a result of the addition of service capacity and as the customers who purchased vehicles prior to the emission law changes begin to bring their vehicles in for maintenance and repairs;

•	our expectation of our 2008 interest expense; and

•	our expectation of our 2008 effective income tax rate

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

•

market factors and the future economic environment, including consumer confidence, interest rates, the price of oil and gasoline, the level of manufacturer incentives, and the availability of consumer credit;

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

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, whether as a result of new information, future events or otherwise, except as required under federal securities law. Please see the section under “Item 1A. Risk Factors” for a further discussion of the factors that may cause our actual results of operations to differ from our projections.

Moreover, the factors set forth under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report. We urge you to carefully consider those factors.

Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our Internet site at http://www.asburyauto.com on the same day that the information is filed with the Securities and Exchange Commission (the “Commission”). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2008 annual meeting, when filed, will also be available on our web site, at the URL stated in such proxy statement. We also make available on our web site copies of our charter, bylaws and materials that outline our corporate governance policies and practices, including:

•	the respective charters of our audit committee, governance and nominating committee, and compensation committee;

•	our criteria for independence of the members of our board of directors, audit committee and compensation committee;

•	our Corporate Governance Guidelines; and

•	our Code of Business Conduct and Ethics for Directors, Officers and Employees.

We intend to provide any information required by Item 5.05 of Form 8-K (relating to amendments or waivers of our Code of Business Conduct and Ethics) by the alternative of disclosure on our website.

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

As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”), our Chief Executive Officer submitted to the NYSE his annual certification on May 21, 2007, stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to our annual report on Form 10-K/A for the year ended December 31, 2006, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Commission.

Except as the context otherwise requires, “we,” “our,” “us,” “Asbury” and the “Company” refer to Asbury Automotive Group, Inc. and its subsidiaries.

Item 1.	Business

We are one of the largest automotive retailers in the United States, operating 124 franchises at 93 dealership locations as of December 31, 2007. We offer our customers an extensive range of automotive products and services, including:

•	new and used vehicles;

•	vehicle maintenance and repair services;

•	replacement parts;

•	arranging new and used vehicle financing; and

•	arranging the sale of warranty, insurance and extended service contracts.

For the year ended December 31, 2007, our revenues were $5.7 billion and our net income was $51.0 million. Our income from continuing operations and net income during 2007 was impacted by several items (the “Adjusting items”) as detailed in the “Reconciliation of Non-GAAP Financial Information” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Excluding these adjusting items, adjusted income from continuing operations and adjusted net income for the year ended December 31, 2007 and 2006 was $69.5 million and $66.2 million, respectively.

Asbury Automotive Group, Inc. was incorporated in the State of Delaware on February 15, 2002. On March 13, 2002, we effected an initial public offering of our common stock, and on March 14, 2002, our stock was listed on the NYSE under the ticker symbol “ABG”.

General Description of Our Operations

As of December 31, 2007, we operated dealerships in 22 metropolitan markets throughout the United States. We developed our dealership portfolio through the acquisition of large, locally branded dealership groups operating throughout the United States. We complemented these large dealership groups with the purchase of numerous single point dealerships and small dealership groups in our existing market areas (referred to as “tuck in acquisitions.”) Our retail network is currently organized into principally four regions and includes nine locally branded dealership groups. The following is a detailed breakdown of our markets and dealerships as of December 31, 2007:

Brand Names by Region	Date of Initial Acquisition	Markets	Franchises
South
Nalley Automotive Group	September 1996	Atlanta, GA	Acura, Audi, BMW, Chrysler, Hino(a), Honda, IC Bus, Infiniti(a), International(a), Isuzu Truck, Jaguar, Jeep, Lexus(a), Nissan, Peterbilt, Volvo, Workhorse

Florida
Courtesy Autogroup	September 1998	Tampa, FL	Chrysler, Dodge, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Toyota, Volkswagen(c)
Coggin Automotive Group	October 1998	Jacksonville, FL	Buick, Chevrolet, GMC(a), Honda(a), Kia (a)(b), Nissan(a), Pontiac(a), Toyota
		Orlando, FL	Buick, Chevrolet, Ford, GMC, Honda(a), Lincoln, Mercury, Pontiac
		Fort Pierce, FL	Acura, BMW, Honda, Mercedes-Benz

West
David McDavid Auto Group	April 1998	Dallas/Fort Worth, TX	Acura, Honda(a), Lincoln, Mercury
		Houston, TX	Honda, Nissan
		Austin, TX	Acura

California Dealerships	April 2003	Fresno, CA	Mercedes-Benz, Nissan
		Sacramento, CA	Mercedes-Benz
		Los Angeles, CA	Honda

North Point Auto Group	February 1999	Little Rock, AR	BMW, Ford, Lincoln, Mazda, Mercury, Nissan(a), Toyota, Volkswagen, Volvo

Mid-Atlantic
Crown Automotive Company	December 1998	Princeton, NJ Greensboro, NC	BMW, MINI Acura, BMW, Cadillac, Chevrolet, Chrysler, Dodge, Honda, Nissan, Volvo
		Chapel Hill, NC	Honda, Volvo
		Fayetteville, NC	Dodge, Ford
		Charlotte, NC	Honda
		Richmond, VA	Acura, BMW(a), MINI
		Charlottesville, VA	BMW
		Greenville, SC	Chrysler(b), Jeep(b), Nissan

Gray-Daniels Auto Family	April 2000	Jackson, MS	Buick, Cadillac, Chevrolet(a), Ford, GMC, Lincoln, Mercury, Nissan(a), Pontiac, Toyota

Plaza Motor Company	December 1997	St. Louis, MO	Audi, BMW, Cadillac, Infiniti, Land Rover, Lexus, Mercedes-Benz, Porsche

(a)	This market has two of these franchises.
(b)	Represents pending divestitures as of December 31, 2007, which were sold in the first quarter of 2008.
(c)	Represents pending divestitures as of December 31, 2007.

New Vehicle Sales

Our franchises include a diverse portfolio of 35 American, European and Asian brands. Our new vehicle sales include the sale of new vehicles to individual retail customers (“new retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms “new retail” and “fleet” being collectively referred to as “new”). In 2007, we retailed 101,871 new vehicles through our dealerships. New vehicle retail sales were 56.4% of our total revenues and 26.6% of our total gross profit for the year ended December 31, 2007. Fleet sales, which provide significantly less gross margins than retail sales, were approximately 2.8% of total revenues for the year ended December 31, 2007. We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed (“PVR”). We believe we are well-positioned to capitalize on changes in consumer preferences as a result of our strong brand mix, which is heavily weighted towards mid-line import and luxury brands. Please see “Business Strategy—Focus on Premier Brand Mix, Strategic Markets and Diversification” below for a discussion on our diverse offering of brands and products.

Our new vehicle retail sales include new vehicle sales, new vehicle retail lease transactions provided by third parties and other similar agreements arranged by our individual dealerships. As a result of finite lease terms, customers who lease new vehicles generally return to the market more frequently than customers who purchase new vehicles. In addition, because third party lessors frequently give our dealerships the first option to purchase vehicles returned by customers at lease-end, leases provide us with an additional source of late-model vehicles for our used vehicle inventory. Generally, leased vehicles remain under factory warranty for the term of the lease, allowing dealerships to provide repair service to the lessee throughout the lease term.

Used Vehicle Sales

We sell used vehicles at all of our dealership locations. Used vehicle sales include the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”). In 2007, we retailed 60,764 used vehicles through our dealerships. Retail sales of used vehicles, which generally have higher gross margins than new vehicles, made up approximately 19.5% of our total revenues and 14.2% of our total gross profit for the year ended December 31, 2007. Used vehicle revenue from wholesale sales was 6.1% of total revenue for the year ended December 31, 2007. Profits from the sales of used vehicles depend primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and the use of the best available technology to manage our inventory. Our new vehicle operations provide our used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which we believe are good sources of attractive used vehicle inventory. We purchase a significant portion of our used vehicle inventory at auctions restricted to new vehicle dealers (offering off-lease, rental and fleet vehicles) and “open” auctions that offer vehicles sold by other dealers and repossessed vehicles. Used vehicle inventory is typically wholesaled after approximately 60 days, except for used vehicles that do not fit within our inventory mix, which are wholesaled almost immediately. The reconditioning of used vehicles also creates profitable service work for our fixed operations departments.

In addition to our high quality supply of used vehicles, we manage our used car sales on a local basis and employ the best available technology to manage our inventory and used car sales on a local basis. We transfer used vehicles among our dealerships to provide a balanced mix of used vehicle inventory at each of our dealerships. We believe that acquisitions of additional dealerships will expand the internal market for the transfer of used vehicles among our dealerships and, therefore, increase the ability of each dealership to offer a balanced mix of used vehicles.

We have taken several steps towards building customer confidence in our used vehicle inventory, including participation in manufacturer certification programs as well as the development of our own used vehicle certification program. The manufacturer programs make certain used vehicles eligible for vehicle benefits such as special finance rates and extended manufacturer warranties. Our used vehicle certification program includes a thorough inspection of used vehicle inventory within the program and allows our customers to return used vehicles for any reason within five days or five hundred miles. We guarantee the operation of the vehicle, subject to certain limitations, for sixty days from the date of purchase. In addition, each dealership offers customers the opportunity to purchase extended warranties, which are provided by third parties, on used car sales.

Over time, we intend to grow our used vehicle sales by:

•	maintaining high quality inventory across all price ranges and all classes of used vehicles, including factory certified as well as traditional non-certified used vehicles:

•	providing competitive prices to our customers;

•	executing our marketing initiatives; and

•	increasing our focus on training.

Parts, Service and Collision Repair

We refer to the parts, service and collision repair area of our business as “fixed operations”. We sell parts and provide maintenance and repair service at all of our franchised dealerships, primarily for the vehicle brands sold at those dealerships. In addition, as of December 31, 2007, we maintained 24 free-standing collision repair centers either on the premises of, or in close proximity to, our dealerships. Our dealerships and collision repair centers collectively operate 2,828 service bays. Parts, service and collision repair centers accounted for approximately 12.3% of our total revenues and 40.8% of our total gross profit as of December 31, 2007.

Historically, fixed operations revenues have been more stable than vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increased number of vehicles on the road. We believe the variety and quality of extended service plans available for both new and used vehicles in recent years have seen progressive expansion and improvement. Our fixed operations business benefits from the service work generated through the sale of extended service contracts to customers who purchase new and used vehicles from us because customers tend to service their vehicles at the same location where they purchase extended warranty contracts. For the year ended December 31, 2007, warranty work accounted for 19.6% of our parts and service revenue.

Historically, the automotive repair industry has been highly fragmented. We believe, however, that the increased use of advanced technology in vehicles has made it difficult for independent repair shops to have the expertise to perform major or technical repairs, especially as such repairs relate to luxury and mid-line imports which comprise a majority of our new vehicle retail sales. Additionally, all manufacturers require warranty work to be performed only at franchised dealerships. As a result, unlike independent service stations or independent and superstore used car dealerships with service operations, our franchised dealerships are qualified to perform work covered by manufacturer warranties on increasingly technologically complex motor vehicles. We use variable rate compensation structures designed to reflect the difficulty and sophistication of different types of repairs to compensate employees working in parts and service.

One of our major goals is to retain each vehicle purchaser as a long-term customer of our parts and service departments. Currently, we estimate that approximately 30% of customers return to our dealerships for other services after the vehicle warranty expires. Therefore, we believe that significant opportunity for growth exists in our maintenance service business. Each dealership has systems in place to track customer maintenance records and to notify owners of vehicles purchased at the dealership when their vehicles are due for periodic services. In 2006, we implemented additional customer retention initiatives and expanded our service offerings to essentially make the fixed operations business at our stores a “one stop” shop. Service and repair activities are an integral part of our overall approach to customer service. From selling tires to utilizing state-of-the-art diagnostic equipment, our fixed operations business offers our customers all the services needed to maintain their vehicles.

In order to grow our fixed operations business over the years, we have consistently added technicians and other employees to our service centers to ensure that our customers continue to receive excellent service. We maintained growth in this line of our business in 2007 due to initiatives in 2006 and our investment in human capital in past years. In 2007, we continued to execute our business plan of advancing our customer pay business by offering our customers a “one-stop” shopping experience. We continued to train our staff, including service advisors, on menu-selling and customer service skills. We have also added Business Development Centers in some of our stores to drive customer retention. At these Business Development Centers, we have staff dedicated to maintaining periodic contact with our customers. Furthermore, we have continued to add equipment to our service centers that help our technicians identify issues with our customers’ vehicles and promote incremental service sales if those customers decide to resolve such issues at our stores.

We expect our fixed operations sales to continue to grow as we (i) invest in additional service capacity, (ii) upgrade equipment, (iii) expand our product offerings, (iv) capitalize on our regional training programs, and (v) add service advisors and skilled technicians to meet anticipated future demand, especially from the increased market share of the mid-line import and luxury import brands.

Finance and Insurance

We refer to the finance and insurance area of our business as F&I. We arrange for third party financing of the sale or lease of new and used vehicles to customers. We arranged customer financing on approximately 64% of the vehicles we sold during the year ended December 31, 2007. These transactions result in commissions being paid to us by the third party lenders, including manufacturer captive finance subsidiaries. As a general matter, we do not retain liability for the credit risk associated with these purchase and lease transactions after the completion of the transactions. However, we may be required to repay the finance company certain commissions if a customer prepays the retail installment sales contract, typically during a specified time period following the sale. Our finance and insurance business generated approximately 2.8% of our total revenues and 18.2% of our total gross profit for the year ended December 31, 2007.

To date, we have entered into “preferred lender agreements” with 18 lenders. Under the terms of the preferred lender agreements, each lender has agreed to provide a marketing fee to us above the standard commission for each loan that our dealerships place with that lender. Furthermore, many of the insurance products we sell result in additional underwriting profits and investment income based on portfolio performance.

We receive favorable pricing on these products from our vendors as a result of our size and sales volume. We earn sales-based commissions on substantially all of these products and may be charged back (“chargebacks”) for these commissions in the event a finance contract is cancelled within the first 90 days or if a non-finance contract is canceled prior to its maturity. We incur minimal risk related to chargebacks of our commissions; however, we do not bear any risk related to loan payments, insurance payments or investment performance, which are borne by third parties. These commissions are subject to cancellation, in certain circumstances, if the customer were to cancel the contract. In addition, we completed the rollout of a training program in 2007 for the certification all of our F&I managers, sales managers and sales associates in legal and ethical compliance matters. As of December 31, 2007, all of our finance service managers, sales managers and sales associates with an employment history with the company for 12 months or more, were certified, and any such manager or associate who joined the company during 2007 was in the process of being certified.

Recent Developments

During 2007, we were granted two Smart Car franchises. Our Smart Car franchise in St. Louis, Missouri, commenced operations on January 2, 2008 and our Smart Car franchise in Tampa, Florida, is expected to commence operations in the second quarter of 2008.

In January 2008, our board of directors declared a $0.225 per share cash dividend. This was the seventh consecutive quarter that a dividend was paid.

In January 2008, we sold four franchises (three dealership locations) for proceeds of $2.7 million, resulting in a $0.2 million loss on the sales.

Business Strategy

Focus on Premier Brand Mix, Strategic Markets and Diversification

We classify our franchise sales into luxury, mid-line import, mid-line domestic, value, and heavy trucks. Luxury and mid-line imports together accounted for approximately 83% of our new light vehicle retail revenues for the year ended December 31, 2007. Over the last two decades, luxury and mid-line imports have gained market share at the expense of mid-line domestic brands. Luxury and mid-line import vehicles have delivered more desirable vehicle models and have demonstrated greater resilience to downturns in the economy, garnered higher customer loyalty and presented more attractive service and used car opportunities. The mid-line import brands are generally viewed as more fuel efficient and continue to be in higher demand during times when gas prices are high.

The following table reflects the franchises and the share of new retail vehicle revenue represented by each class of franchise as of December 31, 2007:

Class/Franchise	Number of Franchises as of December 31, 2007	% of New Light Vehicle Retail Revenue for the Year Ended December 31, 2007
Light Vehicles
Luxury
BMW	9	8%
Acura	6	5
Mercedes-Benz	5	9
Lincoln	4	2
Volvo	4	1
Cadillac	3	1
Infiniti	4	4
Lexus	3	7
Audi	2	1
Porsche	1	*
Jaguar	1	*
Land Rover	1	*

Total Luxury	43	38%

Mid-Line Import
Honda	14	23%
Nissan	12	13
Toyota	4	8
Mazda	1	*
MINI	2	*
Volkswagen(c)	2	1

Total Mid-Line Import	35	45%

Mid-Line Domestic
Chevrolet	5	4%
GMC	4	1
Pontiac	4	1
Chrysler(a)	4	1
Ford	4	6
Mercury	4	1
Buick	3	*
Jeep(a)	3	1
Dodge	3	1

Total Mid-Line Domestic	34	16%

Value
Hyundai	1	1%
Kia(b)	3	*

Total Value	4	1%

Total Light Vehicles	116	100%

Heavy Trucks
Hino	2
Isuzu	1
International Trucks	2
IC Bus	1
Workhorse	1
Peterbilt	1

Total Heavy Trucks	8

TOTAL	124

*	Franchise accounted for less than 1% of new retail vehicle revenue for the year ended December 31, 2007.
(a)	Includes a pending divestiture as of December 31, 2007, which was sold in the first quarter of 2008.

(b)	Includes two pending divestitures as of December 31, 2007, which were completed in the first quarter of 2008.
(c)	Includes a pending divestiture as of December 31, 2007.

Asbury’s geographic coverage encompassed 22 different metropolitan markets at 93 locations in 11 states as of December 31, 2007, including: Arkansas, California, Florida, Georgia, Mississippi, Missouri, New Jersey, North Carolina, South Carolina, Texas and Virginia. New vehicle sales revenue is diversified among manufacturers and for the year ended December 31, 2007, the following manufacturers represented 79% of our new light vehicle retail revenue: Honda (23%), Nissan (13%), Mercedes-Benz (9%), Toyota (8%), BMW (8%), Lexus (7%), Ford (6%) and Acura (5%). We believe that our broad geographic coverage as well as diversification among manufacturers decreases our exposure to regional economic downturns and manufacturer-specific risks such as warranty issues or production disruption. See “Risk Factors—Risk Factors Related to our Dependence on Vehicle Manufacturers—Adverse conditions affecting the manufacturers may negatively impact our profitability” for a list of such manufacturer-specific risks.

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

Maintain Flexible Cost Structure and Emphasize Expense Control

We continually focus on controlling expenses and expanding margins at our existing dealerships and those that are integrated into our operations upon acquisition. We categorize our cost structure in three groups, which are variable, semi-variable and fixed. Variable costs include incentive-based compensation, vehicle carrying costs, and other variable costs. Salespeople, sales managers, service managers, parts managers, service advisors, service technicians and the majority of other non-clerical dealership personnel are paid a commission. The majority of our general manager compensation and virtually all salesperson compensation is tied to profits of the dealership. In addition the bonus portion of our salaried employee’s compensation is tied to our net income. Fixed costs include rent, utilities and depreciation expense. Semi-variable expenses include base salaries, outside services, travel and entertainment expenses, advertising and loaner vehicle amortization. We believe we can further manage these types of costs by capitalizing on best practices among our dealerships, standardization of compensation plans, controlled oversight and accountability, and centralized processing systems.

Focus on Higher Margin Products and Services

While new vehicle sales are critical to drawing customers to our dealerships, fixed operations, used vehicle retail sales, and finance and insurance generally provide significantly higher profit margins and account for the majority of our profitability. In addition, we have discipline-specific executives at both the corporate and regional levels who focus on increasing the penetration of current services and expanding the breadth of our offerings to customers. While each of our dealership general managers has flexibility to respond effectively to local market conditions, including market specific advertising and management of inventory mix, each pursues an integrated strategy, as directed from our centralized management team at our corporate office, to grow these higher margin businesses to enhance profitability and stimulate organic growth.

•

Fixed Operations. We offer parts, perform vehicle service work and operate collision repair centers, all of which provide important sources of recurring revenue with high gross profit margins. We intend to expand this higher-margin business and increase this cost absorption rate by adding new service bays and increasing capacity utilization of existing service bays. To help ensure high levels of customer satisfaction within our parts, service and collision repair operations, we continue to add skilled technicians and service advisors to our operations. In addition, given the increased sophistication of vehicles, our repair operations provide detailed expertise and state-of-the-art diagnostic equipment that we believe independent repair shops cannot adequately provide. Our repair operations also provide manufacturer warranty work that must be done at certified franchise dealerships, rather than through independent dealers.

•

Used Vehicles. We sell used vehicles at all of our franchised dealerships. Used vehicle sales include the sale of used vehicles to individual retail customers and the sale of used vehicles to other dealers at auction. We intend to grow our used vehicle business by maintaining high quality inventory across all price ranges, providing competitive prices, continuing to enhance our marketing initiatives by focusing our efforts on marketing new vehicles through the Internet and building customer confidence in our vehicle inventory through our used car certification program.

•

Finance and Insurance. In the past two years, we have increased our finance and insurance revenues by offering a broad range of conventional finance and lease alternatives to fund the purchase of new and used vehicles. Moreover, continued in-depth sales training and certification efforts and innovative computer technologies have and will serve as important tools in growing our finance and insurance profitability. We have increased dealership generated finance and insurance revenue per vehicle retailed (“PVR”) to approximately $997 for the year ended December 31, 2007, from $907 for the year ended December 31, 2006. We have successfully increased our dealership generated finance and insurance revenue PVR each year since our inception, with 2007 being another record year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Information.”

Local Management of Dealership Operations and Centralized Administrative and Strategic Functions

We believe that local management of dealership operations enables our retail network to provide market-specific responses to sales, customer service and inventory requirements. Our dealerships are operated as distinct profit centers in which the general managers are responsible for the operations, personnel and financial performance of their dealerships as well as other day-to-day operations. Our local management teams’ familiarity with their markets enables them to effectively run day-to-day operations, market to customers and recruit new employees. The general manager of each dealership is supported by a management team consisting, in most cases, of a new vehicle sales manager, a used vehicle sales manager, a finance and insurance manager, and a fixed operations manager. This management structure is complemented by regionally centralized technology and financial controls, as well as sharing market intelligence throughout the organization. See “Business Strategy—Experienced Corporate and Dealership Management” below for a discussion of the incentive-based pay system for management at our corporate office and at our dealerships.

Our corporate headquarters are located in New York, New York. The corporate office is responsible for the capital structure of the business and its expansion and operating strategy. The implementation of our operational strategy rests with each dealership management team based on the policies and procedures established and promulgated by the corporate office. Furthermore, we employ professional management practices in all aspects of our operations, including information technology and employee training. Our dealership operations are complemented by regionally centralized technology and strategic and financial controls, as well as shared market intelligence throughout the organization. Corporate and dealership management utilize computer-based management information systems to monitor each dealership’s sales, profitability and inventory on a regular basis.

While in the past we have used various companies to provide our dealer management systems, in October 2007, we executed an agreement with DealerTrack Holdings, Inc. (“DealerTrack”), with the intent that the DealerTrack’s Arkona dealer management system will become our sole dealer management system. By moving toward a single dealer management system through which all our dealerships will process information, we expect that the result will be a more efficient retail operation that will, in turn, translate to a better experience for our customers. Moreover, once all of our dealerships convert to, and are running on, the Arkona dealer management system, we expect to achieve a reduction of over $3.7 million of our current annual data processing costs.

We believe the application of professional management practices provides us with a competitive advantage over many independent dealerships. We regularly examine our operations in order to identify areas for improvement and disseminate best practices company-wide.

Investment in Human Capital

We recognize that our ability to control the growth of our new vehicle sales is limited by external factors, including the manufacturers’ ability to develop new vehicle models, manufacturer rebates and incentives, consumer confidence, gas prices, interest rates, the availability of credit for consumers and other economic factors. Growth in our fixed operations business is dependent on our ability to generate long-term customer relationships and having our customers return to our stores for service and repairs. Our finance and insurance business is dependent on our ability to arrange financing for our customers through third party lenders. In each revenue source of our business, our ability to capture the customer and “close the deal” will enable us to generate revenue. In our effort to seek continued growth in all of our revenue sources and set us apart from our competitors, we invest in the education and growth of our employees.

Over the past three years, we have implemented programs to certify our finance and insurance managers, our new and used sales managers and our sales force in the areas of compliance and ethics. These employees either attend classes or seminars on compliance and ethics as such topics relate to the automotive retailing industry, and more specifically, finance and insurance for the finance and insurance managers, and are then required to pass a written examination on these subjects in order to receive certification. The employees are required to maintain their certification annually, which keeps their knowledge of compliance and ethics current. Furthermore, we believe that by certifying these employees, we build the knowledge base of our employees, which improves morale and performance.

In addition, in three of our four regions, we have a regional training program for our fixed operations employees that addresses various aspects of our fixed operations business, including tire sales and oil sales. Our fixed operation employees are trained so that they can offer new car clinics and service clinics to our customers. We believe that by increasing the knowledge base of our fixed operations employees, we not only build their confidence and increase their performance, but also provide better experience for our customers as they interact with those employees. We believe that a customer who has a positive experience with one of our employees will be a repeat customer, which will lead to the continued growth of our business. We will implement similar training programs in our fourth region during 2008.

Our corporate and regional executives have also benefited from attending a management training program to assist them in setting and reaching goals, both personally and professionally, and the effective management of their staff. Through exposure to such training programs, we empower our corporate and regional executive team to work together more efficiently in the management of the business and its employees. We believe that a motivated management team will have a direct, positive effect on its staff. With a highly-motivated and goal-oriented workforce, we believe that we can generate above average corporate performance.

Experienced Corporate and Dealership Management

We have a corporate management team that has served in prominent leadership positions.

Charles R. Oglesby, has served as our President and Chief Executive Officer since May 2007. Prior to serving as President and Chief Executive Officer, Mr. Oglesby served as our Senior Vice President and Chief Operating Officer from September 2006 to May 2007. Mr. Oglesby served as the Chief Executive Officer of our South Region from August 2004 until March 2007. Mr. Oglesby originally joined us as President and Chief Executive Officer of Asbury Automotive Arkansas, L.L.C. in February 2002. Prior to joining our company, Mr. Oglesby served as President of the First America Automotive Group in San Francisco, California.

J. Gordon Smith has served as our Senior Vice President and Chief Financial Officer since September 2003. He joined us following over 26 years with General Electric Company (“GE”). During his last twelve years at GE he served as Chief Financial Officer for three of GE’s commercial finance businesses: Corporate Financial Services, Commercial Equipment Finance and Capital Markets.

We believe that our leadership at the store level represents some of the best talent in the industry. Our regional executives and store general managers are proven leaders in their local markets and have many years of experience in the automotive retail industry. In addition, our continued focus on college recruiting, training, development, and retention is designed to maintain our talented management pool. See “Business Strategy—Investment in Human Capital” above for further description of certain of our training programs.

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

Tuck-in acquisitions are typically re-branded immediately after acquisition and operate thereafter under our respective local brand name. By focusing on geographic and brand diversity, we seek to manage economic risk and drive growth and profitability. Because we own dealerships of all major brands and avoid significant concentration with one manufacturer, we are well-positioned to respond to changing customer preferences. We believe that these tuck-in acquisitions have facilitated, and will continue to facilitate, our regional operating efficiencies and cost savings. In addition, we have generally been able to improve the gross profit of tuck-in acquisitions within twelve months following the acquisition. We believe this is due to a number of factors respective to the acquisition, including:

•	improvements in the number of finance and insurance products sold per vehicle retailed;

•	greater utilization of service bays acquired in the acquisition;

•	improved management practices; and

•	enhanced unit sales volumes related to the strength of our local brand names.

We will also continuously examine opportunities to acquire large dealership groups or to enter new markets as such opportunities become available. In 2007, we availed ourselves of such an opportunity by acquiring a BMW franchise in Princeton, New Jersey, which is outside the regions in which we have historically operated.

Commitment to Customer Service

We are focused on providing a high level of customer service to meet the needs of an increasingly sophisticated and demanding automotive consumer. We design our dealership service business to meet the needs of our customers and establish relationships that will result in both repeat business and additional business through customer referrals. Furthermore, we provide our dealership managers with incentives to employ more efficient selling approaches, engage in extensive follow-up to develop long-term relationships with customers and extensively train our sales staff to be able to meet customer needs.

We continually evaluate innovative ways, and implement new technology, to improve the buying experience for our customers, and believe that our ability to share best practices across our dealerships gives us an advantage over independent dealerships. For example, our customer relations management tool facilitates communications with our customers before, during and after the sale. Our “Auto Exchange” system continues to be our Used Car Inventory Management tool. These tools are installed in most of our regions and are designed to drive the performance of our employees and enhance customer service. See also the discussion above under “Business Strategy—Local Management of Dealer Operations and Centralized Administrative and Strategic Functions” for a discussion of our expectation that the use of the Arkona dealer management system will improve the customer experience.

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

Marketing

Our advertising and marketing efforts are focused at the local market level, with the aim of building our business with a broad base of repeat, referral and new customers. Our primary advertising medium is local newspapers, followed by the Internet, radio, television, direct mail, and the yellow pages. In addition, we also use electronic mail to assist our marketing efforts and to stay in contact with our customers.

The automotive retail industry has traditionally used locally produced, largely non-professional materials for advertising, often developed under the direction of each dealership’s general manager. However, we have chosen to create common marketing materials for our brand names using professional advertising agencies. Our corporate sales and marketing department helps oversee and share creative materials and general marketing best practices across our dealerships. Our total company marketing expense was $49.8 million for the year ended December 31, 2007, which translates into an average of $306 per retail vehicle sold. In addition, manufacturers’ direct advertising spending in support of their brands has historically been a significant component of the total amount spent on new car advertising in the United States.

Management Information Systems

We consolidate financial, accounting and operational data received from our dealerships nationwide through a private communication network. The data from the dealerships is gathered and processed through their individual dealer management system. Currently, each of our dealerships use dealer management system software from ADP, Inc., Reynolds & Reynolds, Co. or DealerTrack. In October 2007, we entered into an agreement with DealerTrack to convert all of our dealerships to the Arkona dealer management system. Pursuant to the terms of such contract, we intend to complete the roll-out of the Arkona dealer management system to all of our dealerships within approximately three years. The information from the dealer systems is aggregated at our corporate headquarters to create a consolidated view of the business using Hyperion financial products.

Our information technology approach enables us to quickly integrate and aggregate the information from a new acquisition. By creating a connection over our private network between the dealer management system and corporate Hyperion financial products, corporate management can quickly view the financial, accounting and operational data of the newly acquired dealership. Hyperion’s products allow us to review operating and financial data at a variety of levels. For example, from our headquarters, management can review the performance of any specific department (e.g., parts and services) at any particular dealership. This system also allows us to quickly compile and monitor our consolidated financial results.

Competition

In new vehicle sales, our dealerships compete primarily with other franchised dealerships in their regions. We do not have any cost advantage in purchasing new vehicles from the manufacturers. Instead, we rely on advertising and merchandising, sales expertise, service reputation, strong local brand names and location of our dealerships to sell new vehicles. Our used vehicle operations compete with other franchised dealers, independent used car dealers, internet-based vehicle brokers and private parties for supply and resale of used vehicles. See “Risk Factors—Risks Related to Competition—Substantial competition in automobile sales may adversely affect our profitability.”

We compete with other franchised dealers to perform warranty repairs and with other automobile dealers and franchised and independent service centers for non-warranty repair and routine maintenance business. We compete with other automobile dealers, service stores and auto parts retailers in our parts operations. We believe that the principal competitive factors in parts and service sales are the use of factory-approved replacement parts, price, the familiarity with a manufacturer’s brands and models, and the quality of customer service. A number of regional and national chains as well as some competing franchised dealers may offer certain parts and services at prices lower than our prices.

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

We compete with other national dealer groups and individual investors for acquisitions. Some of our competitors may have greater financial resources and the market may increase acquisition pricing of target dealerships. See “Risk Factors – Risks Related to our Acquisition Strategy –There is competition to acquire automotive dealerships, and we may not be able to fully implement our growth through acquisition strategy if attractive targets are acquired by competing buyers or if the market drives prices to the point where an acceptable rate of return is not achievable.”

Dealer and Framework Agreements

Each of our dealerships operates pursuant to a dealer agreement between the dealership and the manufacturer (or in some cases the distributor) of each brand of new vehicles sold and/or serviced at the dealership. Our typical dealer agreement specifies the locations at which the dealer has the right and obligation to sell the manufacturer’s vehicles and related parts and products and/or to perform certain approved services. Each dealer agreement also governs the use of the manufacturer’s trademarks and service marks.

The allocation of new vehicles among dealerships is subject to the discretion of the manufacturer, and generally does not guarantee the dealership exclusivity within a given territory. Most dealer agreements impose requirements on virtually every aspect of the dealer’s operations. For example, most of our dealer agreements contain provisions and standards related to:

•	inventories of new vehicles and manufacturer replacement parts;

•	the maintenance of minimum net working capital and in some cases minimum net worth;

•	the achievement of certain sales and customer satisfaction targets;

•	advertising and marketing practices;

•	facilities, signs, products offered to customers;

•	dealership management;

•	personnel training;

•	information systems; and

•	dealership monthly and annual financial reporting.

In addition to requirements under dealer agreements, we are subject to additional provisions contained in supplemental agreements, framework agreements, dealer addenda and manufacturers’ policies, collectively referred to as “framework agreements.” Framework agreements impose additional requirements similar to those discussed above. Such agreements also define other standards and limitations, including:

•	company-wide performance criteria;

•	capitalization requirements;

•	limitations on changes in our ownership or management;

•	limitations on the number of a particular manufacturer’s franchises owned by us;

•	restrictions or prohibitions on our ability to pledge the stock of certain of our subsidiaries; and

•

conditions for consent to proposed acquisitions, including sales and customer satisfaction criteria as well as limitations on the total local, regional and national market share percentage that would be represented by a particular manufacturer’s franchises owned by us after giving effect to a proposed acquisition.

Some dealer agreements and framework agreements grant the manufacturer the right to purchase its dealerships from us under certain circumstances, including the occurrence of an extraordinary corporate transaction without the manufacturer’s prior consent or a material breach of the framework agreement. Some of our dealer agreements and framework agreements also give the manufacturer a right of first refusal if we propose to sell any dealership representing the manufacturer’s brands to a third party. These agreements may also attempt to limit the protections available under state dealer laws and require us to resolve disputes through binding arbitration.

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

Regulations

We operate in a highly regulated industry. Under various state laws each of our dealerships must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. In addition, we are subject to federal, state and local laws regulating the conduct of our business including advertising; motor vehicle and retail installment sales practices; leasing; sales of finance, insurance and vehicle protection products; truth in lending; deceptive trade practices; consumer protection and disclosure; consumer privacy; money laundering; environmental; land use and zoning; health and safety and employment practices. Our business is also subject to laws and regulations generally relating to corporate entities. We actively make efforts to assure we are in compliance with these laws and related regulations. See “Risk Factors—Risks Related to the Automotive Retail Industry—Our operations are subject to substantial laws and regulation and related claims and proceedings, any of which could adversely affect our business and financial results.”

We benefit from the protection of state dealer laws which limit a manufacturer’s ability to terminate or refuse to renew a franchise agreement; provide dealers with protest rights with respect to the addition of dealerships within proscribed geographic areas; and protect dealers against manufacturers unreasonably withholding consent to proposed changes in ownership of dealerships. However, some framework agreements attempt to limit the protection of state dealer laws. See “Risk Factors—Risks Related to Our Dependence On Vehicle Manufacturers—If state dealer laws that protect automotive retailers are repealed or weakened or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements.”

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

Further, the Federal Clean Water Act and comparable state statutes prohibit discharges of pollutants into regulated waters without the necessary permits, require containment of potential discharges of oil or hazardous substances and require preparation of spill contingency plans. We are not aware of any non-compliance with the wastewater discharge requirements, requirements for the containment of potential discharges and spill contingency planning or other environmental laws applicable to our operations.

Environmental laws and regulations are very complex and it has become difficult for businesses that routinely handle hazardous and non-hazardous wastes to achieve and maintain full compliance with all applicable environmental laws. From time to time we experience incidents and encounter conditions that will not be in compliance with environmental laws and regulations. However, none of our dealerships has been subject to any material environmental liabilities in the past, nor do we know of any fact or condition that would result in any material environmental liabilities being incurred in the future. Nevertheless, environmental laws and regulations and their interpretation and enforcement are changed frequently and we believe that the trend of more expansive and stricter environmental legislation and regulations is likely to continue. As a result, there can be no assurance that compliance with environmental laws or regulations or the future discovery of unknown environmental conditions will not require additional expenditures by us, or that such expenditures would not be material. Our operations are subject to substantial laws and regulations and related claims and proceedings, any of which could adversely affect our business and financial results.”

Employees

As of December 31, 2007, we employed approximately 8,300 people. We believe our relationship with our employees is favorable. We do not have employees that are represented by a labor union. In the future, we may acquire additional businesses that have unionized employees. Certain of our facilities are located in areas of high union concentration, and such facilities are susceptible to union-organizing activity. In addition, because of our dependence on vehicle manufacturers, we may be affected adversely by labor strikes, work slowdowns and walkouts at vehicle manufacturers’ production facilities and transportation modes.

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

Each of our dealerships operates under the terms of a dealer agreement with the manufacturer (or manufacturer-authorized distributor) of each new vehicle brand it carries and/or is authorized to service. Our dealerships may obtain new vehicles from manufacturers, service vehicles, sell new vehicles and display vehicle manufacturers’ trademarks only to the extent permitted under dealer agreements. As a result of the terms of our dealer, framework and related agreements and our dependence on these franchise rights, manufacturers exercise a great deal of control over our day-to-day operations and the terms of these agreements govern key aspects of our operations, acquisition strategy and capital spending.

Our franchise agreements may be terminated or not renewed by manufacturers for a number of reasons, and many of the manufacturers have the right to direct us to divest our dealerships if there is a default under the franchise agreement, an unapproved change of control, or other unapproved events. We cannot assure you we will be able to renew any of our existing dealer agreements or that we will be able to obtain renewals on favorable terms. Most of our dealer agreements also provide the manufacturer with the right of first refusal to purchase from us any franchise we seek to sell. Our results of operations may be materially and adversely affected to the extent that our franchise rights become compromised or our operations restricted due to the terms of our dealer agreements or if we lose franchises representing a significant source of our revenues.

Our failure to meet manufacturer consumer satisfaction, financial or sales performance requirements may adversely affect our ability to acquire new dealerships and our profitability.

Many manufacturers attempt to measure customers’ satisfaction with their experience in our sales and service departments through rating systems that are generally known in the automotive retailing industry as consumer satisfaction indexes (“CSI”). CSI ratings are in addition to the right of manufacturers to monitor the financial and sales performance of dealerships. At the time we acquire a dealership or enter into a new dealership or framework agreement, several manufacturers establish sales or performance criteria for that dealership, in some cases in the form of a business plan. These criteria have been modified by various manufacturers from time to time in the past, and we cannot assure you that they will not be further modified or replaced by different criteria in the future. Some of our dealerships have had difficulty from time to time meeting these standards. We cannot assure you that we will be able to comply with these standards in the future.

In addition, manufacturers may use these criteria as factors in evaluating applications for acquisitions. A manufacturer may refuse to consent to our acquisition of one of its franchises if it determines our dealerships do not comply with its performance standards. This may impede our ability to execute our acquisition strategy and hinder our ability to grow. See also, “Risk Factors Related to our Dependence on Vehicle Manufacturers—Manufacturers’ restrictions on acquisitions may limit our future growth and impact our profitability.” In addition, we receive payments and incentives from certain manufacturers based, in part, on CSI scores, and future payments may be materially reduced or eliminated if our CSI scores decline.

The reorganization or bankruptcy of one or more of the manufacturers could have a material adverse affect on our operations.

Certain manufacturers have incurred substantial operating losses in recent periods. Sustained periods of poor financial performance by a manufacturer may force it to seek to reorganize or to seek protection from creditors in bankruptcy. A reorganization by a manufacturer may, among other things, result in a delay in the introduction of new or competitive makes or models, an elimination of certain makes or models or dealership locations, a disruption in delivery or availability of service or parts, a delay or failure to reimburse us for warranty work and holdback receivables, or a disruption in vehicle deliveries to our dealerships. If an attempted reorganization proves unsuccessful for the manufacturer, the continued financial distress could result in the cessation of its operations.

In the event of a bankruptcy by a vehicle manufacturer, among other things: (i) the manufacturer could seek to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (ii) we may not be able to collect some or all of our receivables that are due from such manufacturer and we may be subject to preference claims relating to payments to us made by such manufacturer prior to bankruptcy, (iii) it may increase our cost to obtain financing for our new vehicle inventory with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory with alternate finance sources on less favorable terms, and (iv) consumer demand for such manufacturer’s products could be materially adversely affected, especially if costs related to improving such manufacturer’s poor financial condition are imputed to the price of its products.

The occurrence of any one or more of the above-mentioned events could have a material adverse affect on our day-to-day operations. Furthermore, such events could result in a partial write-down of our manufacturer franchise rights (to the extent that we have recorded them) or our receivables, and a partial write-down of our goodwill. See also “Risk Factors—Risk Factors Related to our Dependence on Vehicle Manufacturers—Adverse conditions affecting the manufacturers may negatively impact our revenues and profitability.”

Manufacturers’ restrictions on acquisitions may limit our future growth and impact our profitability.

We are generally required to obtain manufacturer consent before we can acquire any additional dealerships. In addition, many of our dealer and framework agreements require that we meet certain customer service and sales performance standards as a condition to additional dealership acquisitions. We cannot assure you that we will meet these performance standards or that manufacturers will consent to future acquisitions, which may deter us from being able to take advantage of market opportunities and restrict our ability to expand our business. The process of applying for and obtaining manufacturer consents can take a significant amount of time, generally 60 to 90 days or more. Delays in consummating acquisitions caused by this process may negatively affect our ability to acquire dealerships that we believe will produce acquisition synergies and integrate well into our overall growth strategy. In addition, manufacturers typically establish minimum capital requirements for each of their dealerships on a case-by-case basis. As a condition to granting consent to a proposed acquisition, a manufacturer may require us to remodel and upgrade our facilities and capitalize the subject dealership at levels we would not otherwise choose, causing us to divert our financial resources from uses that management believes may be of higher long-term value to us. Furthermore, the exercise by manufacturers of their right of first refusal to acquire a dealership may prevent us from acquiring dealerships that we have identified as important to our growth, thereby having an adverse affect on our ability to grow through acquisitions.

Many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may own. Certain manufacturers place limits on the number of franchises or share of total brand vehicle sales maintained by an affiliated dealership group on a national, regional or local basis, as well as limits on store ownership in contiguous markets. If we reach these limits, we may be prevented from making further acquisitions, which could affect our growth.

If state dealer laws that protect automotive retailers are repealed, weakened or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements.

Applicable state dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth “good cause” and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. We have framework agreements with certain of our manufacturers. Among other provisions, these agreements attempt to limit the protections available to dealers under state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their dealer agreements upon expiration. See “Business—Dealer and Framework Agreements—Regulations.”

Our dealerships depend upon vehicle sales and, therefore, their success depends in large part upon customer demand for the particular vehicle lines they carry.

The success of our dealerships depends in large part on the overall success of the vehicle lines they carry. Historically, we have generated most of our revenue through new vehicle sales. New vehicle sales also tend to lead to sales of higher-margin products and services such as finance and insurance products and parts and services. Although we have sought to limit our dependence on any one vehicle brand, we have focused our new vehicle sales operations on mid-line import and luxury brands.

For the year ended December 31, 2007, brands representing 5% or more of our revenues from new vehicle retail sales were as follows:

Brand	% of Total New Light Vehicle Retail Sales
Honda	23%
Nissan	13%
Mercedes-Benz	9%
Toyota	8%
BMW	8%
Lexus	7%
Ford	6%
Acura	5%

No other brand accounted for more than 5% of our total new vehicle retail sales revenue for the year ended December 31, 2007.

If we fail to obtain a desirable mix of popular new vehicles from manufacturers, our profitability will be negatively impacted.

We depend on manufacturers to provide us with a desirable mix of popular new vehicles. Typically, popular vehicles produce the highest profit margins but tend to be the most difficult to obtain from manufacturers. Manufacturers generally allocate their vehicles among their franchised dealerships based on the sales history of each dealership and in some instances on the level of capital expenditures. If our dealerships experience prolonged sales slumps, those manufacturers will cut back their allotments of popular vehicles to our dealerships and new vehicle sales and profits may decline.

If automobile manufacturers decrease or discontinue incentive programs, our sales volumes may be adversely affected.

Our dealerships benefit from certain sales incentives, warranties and other programs of our manufacturers that are intended to promote and support new vehicle sales. Some key incentive programs include:

•	customer rebates on new vehicles;

•	dealer incentives on new vehicles;

•	special financing or leasing terms; and

•	warranties on new and used vehicles.

Manufacturers often make many changes to their incentive programs during each year. A reduction or discontinuation of key manufacturers’ incentive programs may reduce our new vehicle unit sales and related revenue.

Adverse conditions affecting the manufacturers of the vehicles that we sell may negatively impact our revenues and profitability.

Our ability to successfully market vehicles to the public depends to a great extent on aspects of our manufacturers’ operations. Conditions which negatively affect our manufacturers in the following areas could similarly have an adverse affect on our revenues and profitability:

•	financial condition;

•	marketing efforts;

•	vehicle design;

•	production capabilities;

•	reputation for quality;

•	management; and

•	labor relations.

Manufacturers’ restrictions regarding a change in our stock ownership may result in the termination or forced sale of our franchises, which may adversely impact the value of our common stock.

Some of our dealer agreements and framework agreements with manufacturers prohibit transfers of any ownership interests of a dealership or, in some cases, its parent, without manufacturer consent. Our agreements with some manufacturers provide that, under certain circumstances, we may lose the franchise (either through termination or forced sale) if a person or entity acquires an ownership interest in us above a specified level or if a person or entity acquires the right to vote a specified level of our common stock without the approval of the applicable manufacturer. Violations by our stockholders of these ownership restrictions are generally outside of our control and may result in the termination or non-renewal of our dealer and framework agreements or forced sale of one or more franchises, which may have a material adverse effect on us. These restrictions may also prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock.

RISKS RELATED TO COMPETITION

Substantial competition in automobile sales and services may adversely affect our profitability.

The automotive retail and service industry is highly competitive with respect to price, service, location and selection. Our competition includes:

•	franchised automobile dealerships in our markets that sell the same or similar new and used vehicles;

•	privately negotiated sales of used vehicles;

•	Internet-based used vehicle brokers that sell used vehicles to consumers;

•	service center chain stores; and

•	independent service and repair shops.

We do not have any cost advantage in purchasing new vehicles from manufacturers. We typically rely on advertising, merchandising, sales expertise, service reputation and dealership location to sell new and used vehicles. Our dealer agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Our revenues or profitability may be materially and adversely affected if competing dealerships expand their market share or additional franchises are awarded in our markets.

RISKS RELATED TO THE AUTOMOTIVE RETAIL INDUSTRY

Our business will be harmed if overall consumer demand suffers from a significant or sustained downturn.

Our business is heavily dependent on consumer demand and preferences. Our revenues will be materially and adversely affected if there is a significant or sustained downturn in overall levels of consumer spending. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income, credit availability and interest rates. The current economic climate in the United States and future recessions may have a material adverse effect on our retail business, particularly sales of new and used automobiles. In addition, significant or sustained increases in gasoline prices may lead to a reduction in automobile purchases or a shift in buying patterns from luxury or SUV models (which typically provide higher profit margins to retailers) to smaller, more economical vehicles (which typically have lower margins).

Our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.

Our performance is also subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships currently are located in the Atlanta, Austin, Chapel Hill, Charlotte, Charlottesville, Dallas-Fort Worth, Fayetteville, Fort Pierce, Fresno, Greensboro, Greenville, Houston, Jackson, Jacksonville, Little Rock, Los Angeles, Orlando, Princeton, Richmond, Sacramento, St. Louis and Tampa markets and the results of our operations therefore depend substantially on general economic conditions and consumer spending levels in those areas.

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

Our business may be adversely affected by import product restrictions, foreign trade risks and currency valuations that may impair our ability to sell foreign vehicles or parts profitably.

A portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. The relative weakness of the U.S. dollar against foreign currencies may adversely affect our cost of purchase of certain vehicles, which may also result in an increase in the retail price of such vehicles, which could discourage consumers from purchasing such vehicles. This could adversely impact our profitability.

A decline of available financing may adversely affect our sales of vehicles and the results of our finance and insurance business.

The majority of vehicle buyers finance their purchases, particularly those seeking to purchase used vehicles. If there is a decline in the availability of credit or an increase in the cost to consumers for such credit, the ability of consumers to purchase vehicles could be limited, resulting in a decline in our vehicle sales. Retail sales of used vehicles generally have higher gross margins than new vehicles. A decline in our vehicle sales could have a material adverse effect on our revenues and an adverse effect on our profitability.

RISKS RELATED TO OUR ACQUISITION STRATEGY

If we are unable to acquire and successfully integrate additional dealerships, we will be unable to realize desired results from our growth through acquisition strategy and acquired operations will drain resources from comparatively profitable operations.

We believe that the automobile retailing industry is a mature industry whose sales are significantly impacted by the prevailing economic climate in local markets. Accordingly, we believe that our future growth depends in part on our ability to manage expansion, control costs in our operations and acquire and integrate acquired dealerships into our organization. In pursuing our strategy of acquiring other dealerships, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

•	failing to obtain manufacturers’ consents to acquisitions of additional franchises;

•	incurring significant transaction related costs for both completed and failed acquisitions;

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to integrate the operations and personnel of the acquired dealerships and impairing relationships with employees;

•	incurring undisclosed liabilities at acquired dealerships;

•	disrupting our ongoing business and diverting our management resources to newly acquired dealerships; and

•	impairing relationships with manufacturers and customers as a result of changes in management.

We may not adequately anticipate all the demands that our growth will impose on our personnel, procedures and structures, including our financial and reporting control systems, data processing systems and management structure. Moreover, our failure to retain qualified management personnel at any acquired dealership may increase the risk associated with integrating the acquired dealership. If we cannot adequately anticipate and respond to these demands, we may fail to realize acquisition synergies and our resources will be focused on incorporating new operations into our structure rather than on areas that may be more profitable. See also “Risk Factors Related to our Dependence on Vehicle Manufacturers—Manufacturers’ restrictions on acquisitions may limit our future growth and impact our profitability.”

There is competition to acquire automotive dealerships, and we may not be able to fully implement our growth through acquisition strategy if attractive targets are acquired by competing buyers or if the market drives prices to the point where an acceptable rate of return is not achievable.

We believe that the United States automotive retailing market is fragmented and offers many potential acquisition candidates that meet our target criteria. However, we compete with several other national, regional and local dealer groups, and other strategic and financial buyers, some of which may have greater financial resources. Competition for attractive acquisition targets may result in fewer acquisition opportunities for us, and increased acquisition costs. We will have to forego acquisition opportunities to the extent that we cannot negotiate acquisitions on acceptable terms.

OTHER RISKS RELATED TO OUR BUSINESS

Failure to comply with certain covenants in our debt and lease agreements could adversely affect our ability to conduct our business and adversely affect our compliance with our Committee Credit Facility.

We have certain debt service obligations. As of December 31, 2007, we had total debt of $482.3 million, excluding floor plan notes payable and the effects of our fair value hedge on our 8% Notes. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures or for other purposes, subject to the restrictions contained in our Committed Credit Facility and the indentures governing our 8% Notes and our 7.625% Notes. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.

In addition, we have operating and financial restrictions and covenants in our debt instruments, including our Committed Credit Facility and the indentures under our 8% Notes and our 7.625% Notes. These place restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments). Our Committed Credit Facility requires us to maintain certain financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. A breach of any of the covenants in our debt instruments or our inability to comply with the required financial ratios could result in an event of default, which, if not cured or waived, could have a material adverse effect on us. In the event of any default under our Committed Credit Facility, the payment of all outstanding borrowings could be accelerated, together with accrued and unpaid interest and other fees, and we would be required to apply our available cash to repay these borrowings or could be prevented from making debt service payments on our 8% Notes, our 7.625% Notes, and our 3% Notes, any of which would be an event of default under the respective indentures for such Notes. In addition, as a result of entering into a number of sale-leaseback agreements, a number of our dealerships are located on properties that we lease. Each of the leases governing such properties has certain covenants with which we must comply.

The loss of key personnel may adversely affect our business.

Our success depends to a significant degree upon the continued contributions of our management team. Manufacturer dealer or framework agreements may require the prior approval of the applicable manufacturer before any change is made in dealership general managers. The loss of the services of one or more of these key employees may materially impair the profitability of our operations.

In addition, we may need to hire additional managers as we expand. Potential acquisitions are viable to us only if we are able to retain experienced managers or obtain replacement managers should the owner or manager of the acquired dealership not continue to manage the business. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers may adversely affect the ability of our dealerships to conduct their operations in accordance with the standards set by us or the manufacturers.

We depend on our executive officers as well as other key personnel. Most of our key personnel not are bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Further, we do not maintain “key man” life insurance policies on any of our executive officers or key personnel. If we are unable to retain our key personnel, we may be unable to successfully develop and implement our business plans.

Our capital costs and our results of operations may be materially and adversely affected by changes in interest rates.

We generally finance our purchases of new vehicle inventory and have the ability to finance the purchase of used vehicle inventory using floor plan credit facilities under which we are charged interest at floating rates. In addition, we have the ability to obtain capital for general corporate purposes, dealership acquisitions and property purchases and improvements under predominantly floating interest rate credit facilities. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. Given our debt composition as of December 31, 2007, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by $5.5 million.

We receive interest credit assistance from certain automobile manufacturers, which is reflected as a reduction in the cost of inventory on the balance sheet and is recognized as a reduction in cost of sales. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical experience that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers. Our operations are subject to substantial laws and regulations and related claims and proceedings, any of which could adversely affect our business and financial results.

We are subject to a wide range of federal, state and local laws and regulations, including local licensing requirements. These laws regulate the conduct of our business, including motor vehicle and retail installment sales practices; leasing; sales of finance, insurance and vehicle protection products; truth in lending; deceptive trade practices; consumer protection; consumer privacy; money laundering; advertising; land use and zoning; health and safety and employment practices. Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of wastes and remediation of contamination arising from spills and releases. If we or our employees at the individual dealerships violate or are alleged to violate these laws and regulations, we could be subject to individual or consumer class actions, administrative, civil or criminal actions investigations or actions and adverse publicity. Such actions could expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations. Some jurisdictions regulate finance fees and administrative or document fees that may be charged in connection with vehicle sales, which could restrict our ability to generate revenue from these activities

Future changes in financial accounting standards or practices or existing taxation rules or practices may affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R “Business Combinations,” to provide greater transparency to the information that a reporting entity provides in its financial reports about a business combination and its effects. A substantial change brought about by SFAS No. 141R is the requirement to expense all acquisition related costs in pre-acquisition periods. SFAS No. 141R is effective for fiscal periods beginning after December 15, 2008. We expect that the adoption of SFAS No. 141R will negatively impact our income before taxes by $0.1 million to $0.3 million per acquisition.

During 2007, the FASB issued, but subsequently repealed, FSP–ABA 14-a, which was a proposal to change the accounting for convertible debt that may be settled in cash upon conversion. Should the FASB decided to issue FSP-ABA 14-a, such proposal would cause an increase to our interest expense by $4.1 million in 2009.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We lease our corporate headquarters, which is located at 622 Third Avenue, 37th Floor, New York, New York. In addition, as of December 31, 2007, we had 124 franchises situated in 93 dealership locations throughout eleven states. As of December 31, 2007, we leased 81 of these locations and owned the remainder. We have two locations in North Carolina, one location in Mississippi and one location in St. Louis where we lease the land but own the building facilities. These locations are included in the leased column of the table below. In addition, we operate 24 collision repair centers. We lease 16 of these collision repair centers and own the remainder.

	Dealerships			Collision Repair Centers
	Owned	Leased		Owned	Leased
Coggin Automotive Group	3	17	(a)(b)	3	4
Courtesy Autogroup	1	9	(d)	2	—
Crown Automotive Company	3	16	(c)	—	2
David McDavid Auto Group	—	7		—	5
Gray-Daniels Auto Family	1	6		—	1
Nalley Automotive Group	—	15		3	1
California Dealerships	—	4		—	—
Northpoint Auto Group	—	6		—	2
Plaza Motor Company	4	1		—	1

Total	12	81		8	16

(a)	Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

(b)	Includes two pending divestitures as of December 31, 2007, which were completed in the first quarter of 2008.
(c)	Includes two pending divestitures as of December 31, 2007.
(d)	Includes one pending divestiture as of December 31, 2007.

Item 3.	Legal Proceedings

From time to time, we and our dealerships are named in claims, including class action claims, involving the manufacture and sale or lease of motor vehicles, including but not limited to the charging of administrative fees, the operation of dealerships, contractual disputes and other matters arising in the ordinary course of our business. With respect to certain of these claims, the manufacturers of motor vehicles or the sellers of dealerships that we have acquired have indemnified us. We do not expect that any potential liability from these claims will materially affect our financial condition, liquidity, results of operations or financial statement disclosures.

As previously reported, we were involved in a breach of contract action in Arkansas state court that commenced on or about February 24, 2004, relating to amounts allegedly due the parties from whom we purchased assets in the pilot “Price 1” program. We discontinued this program in the third quarter of 2003. Patric Brosh, Mark Lunsford, Mel Anderson and their companies, NCAS, L.L.C. and New Century Auto Sales Corporation, sought damages in excess of $23.0 million for purported breach of their Purchase Agreement and Employment Agreements due to discontinuation of the pilot “Price 1” program. On May 14, 2007, we received a jury verdict that we had no liability to the plaintiffs under the agreements and the case was dismissed in its entirety. Plaintiffs did not appeal the judgment against them. We have appealed the court’s denial of our application to recover our attorneys’ fees.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “ABG”. Quarterly information concerning (i) our high and low closing sales price per share of our common stock as reported by the NYSE and (ii) the cash dividends that we paid to our stockholders, in 2007 and 2006, is as follows:

	High	Low	Dividend
			(per share)
Fiscal Year Ended December 31, 2006
First Quarter	$20.55	$16.11	$—
Second Quarter	22.15	19.27	—
Third Quarter	21.37	20.00	0.20
Fourth Quarter	26.08	20.65	0.20
Fiscal Year Ended December 31, 2007
First Quarter	$28.50	$22.94	$0.20
Second Quarter	29.82	24.22	0.20
Third Quarter	25.29	19.01	0.225
Fourth Quarter	21.27	14.84	0.225

On February 27, 2008, the last reported sale price of our common stock on the New York Stock Exchange was $15.00 per share, and there were approximately 81 record holders of our common stock.

On January 31, 2008, our board of directors declared a $0.225 per share cash dividend payable on February 29, 2008 to stockholders of record as of the close of business on February 8, 2008. This was the seventh consecutive quarter that a dividend was paid.

The repurchase of stock and payment of dividends are subject to certain limitations under the terms of our 8% Notes, 7.625% Notes and Committed Credit Facility. Such limits are increased each quarter by 50% of our net income and decreased by any dividend payments or share repurchases during the period. As of December 31, 2007, our ability to repurchase shares of our outstanding common stock or pay cash dividends was limited to $16.1 million under the most restrictive provision. Any future change in our dividend policy will be made at the discretion of our board of directors and will depend on then applicable contractual restrictions contained in our financing credit facilities and other agreements, our results of operations, earnings, capital requirements and other factors considered relevant by our board of directors.

Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
10/01/07-10/31/07	382,100	$19.76	382,100	980,000
11/01/07-11/30/07	—	$—	—	980,000
12/01/07-12/31/07	—	$—	—	980,000

Total	382,100	$19.76	382,100	980,000

(1)	On August 13, 2007, we announced that our board of directors authorized the repurchase of up to 2.0 million shares of the Company’s common stock. This share repurchase program is to be completed by the end of 2008. The 10b5-1 trading plan under which we have been repurchasing our shares of common stock was adopted on August 21, 2007.

PERFORMANCE GRAPH

The following graph furnished by the Company shows the value as of December 31, 2007, of a $100 investment in the Company’s common stock made on March 14, 2002, as compared with similar investments based on (i) the value of the S & P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc., Sonic Automotive, Inc., Group 1 Automotive, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The stock performance shown below is not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The accompanying income statement data for the years ended December 31, 2006, 2005, 2004, and 2003 have been reclassified to reflect the status of our discontinued operations as of December 31, 2007.

	For the Years Ended December 31,
Income Statement Data:	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Revenues:
New vehicle	$3,385,225	$3,425,074	$3,267,935	$2,945,728	$2,510,751
Used vehicle	1,462,920	1,443,899	1,315,907	1,151,738	1,030,733
Parts, service and collision repair	702,633	670,520	626,443	556,666	476,624
Finance and insurance, net	162,189	154,894	146,566	128,426	107,922

Total revenues	5,712,967	5,694,387	5,356,851	4,782,558	4,126,030
Cost of sales	4,823,523	4,823,609	4,549,899	4,061,596	3,496,470

Gross profit	889,444	870,778	806,952	720,962	629,560
Selling, general and administrative expenses	(685,632)	(663,856)	(627,146)	(569,921)	(489,040)
Depreciation and amortization	(21,492)	(20,061)	(19,441)	(17,989)	(17,474)
Other operating (expense) income, net	(958)	1,485	(552)	690	1,461

Income from operations	181,362	188,346	159,813	133,742	124,507
Other income (expense):
Floor plan interest expense	(43,107)	(40,533)	(27,597)	(18,372)	(14,253)
Other interest expense	(39,245)	(44,185)	(40,841)	(39,053)	(39,932)
Interest income	4,336	5,111	966	744	444
Loss on extinguishment of long-term debt	(18,523)	(1,144)	—	—	—

Total other expense, net	(96,539)	(80,751)	(67,472)	(56,681)	(53,741)

Income before income taxes	84,823	107,595	92,341	77,061	70,766
Income tax expense	30,537	40,506	34,573	28,721	26,891

Income from continuing operations	54,286	67,089	57,768	48,340	43,875
Discontinued operations, net of tax	(3,331)	(6,340)	3,313	1,733	(28,688)

Net income	$50,955	$60,749	$61,081	$50,073	$15,187

Income from continuing operations per common share:
Basic	$1.67	$2.02	$1.77	$1.49	$1.34

Diluted	$1.63	$1.97	$1.76	$1.48	$1.34

Cash dividends declared per common share	$0.85	$0.40	—	—	—

	As of December 31,
Balance Sheet Data:	2007	2006	2005	2004	2003
	(in thousands)
Working Capital	$320,755	$412,009	$346,954	$295,496	$259,784
Inventories	769,992	775,313	709,791	761,557	650,397
Total assets	2,016,300	2,030,837	1,930,800	1,897,959	1,814,279
Floor plan notes payable	673,951	700,777	614,382	650,948	602,167
Long-term debt	473,851	454,010	472,427	492,536	557,408
Total shareholders’ equity	584,225	611,833	547,766	481,732	434,825

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are one of the largest automotive retailers in the United States, operating 124 franchises (93 dealership locations) in 22 metropolitan markets within 11 states as of December 31, 2007. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 35 domestic and foreign brands of new vehicles, including six heavy truck brands. We also operate 24 collision repair centers that serve our markets.

Our retail network is currently organized into primarily four regions and includes nine locally branded dealership groups: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our North Point dealerships operating in Little Rock, Arkansas and our California dealerships operating in Los Angeles, Sacramento and Fresno), (iii) Mid-Atlantic (comprising our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia). Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations. We will continue to acquire single point dealerships or small dealership groups in our existing market areas, as well as large luxury franchises outside our existing markets, to grow our business, increase the number of vehicle brands we offer and to create a larger gross profit base over which to spread overhead costs,

Our revenues are derived primarily from four offerings: (i) the sale of new vehicles to individual retail customers (“new retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms “new retail” and “fleet” being collectively referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts at retail and wholesale (collectively referred to as “fixed operations”); and (iv) the arrangement of vehicle financing and the sale of various insurance and warranty products (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed (“PVR”), our fixed operations based on aggregate gross profit, and F&I based on dealership generated F&I PVR. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve months.

The organic growth of our company is dependent upon the execution of our balanced automotive retailing and service business strategy as well as our strong brand mix, which is heavily weighted towards luxury and mid-line import brands. Sales of vehicles have historically fluctuated with general macroeconomic conditions, including consumer confidence, availability of consumer credit and fuel prices. We believe that any future negative trends in new vehicle sales will be mitigated by (i) the stability of our fixed operations, (ii) our variable cost structure and (iii) our advantageous brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margin than used vehicle sales and revenues generated from our fixed operations business. As a result, when used vehicle and fixed operations revenue increases as a percentage of total revenue, we expect our overall gross profit margin to increase. We continue to implement new initiatives specifically designed to accelerate the growth of our high margin businesses and to leverage our selling, general and administrative (“SG&A”) expense structure.

SG&A expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our selling expenses is variable (such as sales commissions), or controllable expenses (such as advertising), generally allowing our cost structure to adapt to changes in the retail environment. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

	For the Years Ended December 31,
	2007	% of Gross Profit	2006	% of Gross Profit	Increase (Decrease)	% Change
	(In thousands)
REVENUES:
New vehicle	$3,385,225		$3,425,074		(39,849)	(1)%
Used vehicle	1,462,920		1,443,899		19,021	1%
Parts, service and collision repair	702,633		670,520		32,113	5%
Finance and insurance, net	162,189		154,894		7,295	5%

Total revenues	5,712,967		5,694,387		18,580	—%

COST OF SALES	4,823,523		4,823,609		(86)	—%

GROSS PROFIT	889,444	100%	870,778	100%	18,666	2%
OPERATING EXPENSES:
Selling, general and administrative	(685,632)	(77)%	(663,856)	(76)%	21,776	3%
Depreciation and amortization	(21,492)	(3)%	(20,061)	(2)%	1,431	7%
Other operating (expense) income, net	(958)	—%	1,485	—%	(2,443)	(165)%

Income from operations	181,362	20%	188,346	22%	(6,984)	(4)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(43,107)	(5)%	(40,533)	(5)%	2,574	6%
Other interest expense	(39,245)	(4)%	(44,185)	(5)%	(4,940)	(11)%
Interest income	4,336	—%	5,111	—%	(775)	(15)%
Loss on extinguishment of long-term debt	(18,523)	(2)%	(1,144)	—%	17,379	NM %

Total other expense, net	(96,539)	(11)%	(80,751)	(10)%	15,788	20%

Income before income taxes	84,823	10%	107,595	12%	(22,772)	(21)%
INCOME TAX EXPENSE	30,537	4%	40,506	4%	(9,969)	(25)%

INCOME FROM CONTINUING OPERATIONS	54,286	6%	67,089	8%	(12,803)	(19)%
DISCONTINUED OPERATIONS, net of tax	(3,331)	—%	(6,340)	(1)%	(3,009)	(47)%

NET INCOME	$50,955	6%	$60,749	7%	(9,794)	(16)%

Income from continuing operations per common share—Diluted	$1.63		$1.97		(0.34)	(17)%

Net income per common share—Diluted	$1.53		$1.78		(0.25)	(14)%

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2007	2006
	(In thousands, except for unit and PVR data)
Revenue:
Light vehicle—same store	$5,292,834	$5,271,823	$21,011	—%
Acquisitions	115,560	—

Total light vehicle	5,408,394	5,271,823	136,571	3%
Heavy truck	304,573	422,564	(117,991)	(28)%

Total revenue	$5,712,967	$5,694,387	$18,580	—%

Gross Profit:
Light vehicle—same store	$840,363	$836,001	$4,362	1%
Acquisitions	17,555	—

Total light vehicle	857,918	836,001	21,917	3%
Heavy truck	31,526	34,777	(3,251)	(9)%

Total gross profit	$889,444	$870,778	$18,666	2%

Retail Units:
Light vehicle—same store	155,394	159,246	(3,852)	(2)%
Acquisitions	3,187	—

Total light vehicle	158,581	159,246	(665)	—%
Heavy truck	4,054	5,986	(1,932)	(32)%

Total retail units	162,635	165,232	(2,597)	(2)%

New light vehicle revenue PVR	$30,600	$30,204	396	1%

New vehicle revenue PVR	$31,635	$31,806	(171)	(1)%

New light vehicle gross profit PVR	$2,308	$2,311	(3)	—%

New vehicle gross profit PVR	$2,326	$2,315	11	—%

Used light vehicle revenue PVR	$18,200	$17,711	489	3%

Used vehicle revenue PVR	$18,330	$17,841	489	3%

Used light vehicle gross profit PVR	$2,098	$2,162	(64)	(3)%

Used vehicle gross profit PVR	$2,084	$2,159	(75)	(3)%

Light vehicle dealership generated F&I PVR	$1,017	$935	82	9%

Dealership generated F&I PVR	$997	$907	90	10%

New light vehicle retail gross margin	7.5%	7.7%	(0.2)%	(3)%

New vehicle retail gross margin	7.4%	7.3%	0.1%	1%

Used light vehicle retail gross margin	11.5%	12.2%	(0.7)%	(6)%

Used vehicle retail gross margin	11.4%	12.1%	(0.7)%	(6)%

Light vehicle fixed operations gross margin	53.6%	52.7%	0.9%	2%

Fixed operations gross margin	51.7%	50.7%	1.0%	2%

Total light vehicle gross margin	15.9%	15.9%	—%	—%

Total gross margin	15.6%	15.3%	0.3%	2%

Net income decreased $9.8 million (16%) during the 2007 period as a result of a $12.8 million (19%) decrease in income from continuing operations, partially offset by a $3.0 million (47%) decrease in net losses from discontinued operations.

Our income from continuing operations during 2007 and 2006 was impacted by several items shown below (collectively referred to as “2007 Adjusting Items”). We believe that an alternative comparison of our income from continuing operations (“adjusted income from continuing operations”), which is not defined by Generally Accepted Accounting Principles (“GAAP”), can be made by adjusting for items that are not core dealership operating items and should not be considered when forecasting our future results. These 2007 Adjusting items are excluded by management when comparing actual results to forecasted results and are generally not included in external financial estimates of our business.

The non-GAAP measure adjusted income from continuing operations contains material limitations. Although we believe that corporate generated F&I gross profit, retirement benefits expenses, abandoned strategic project expenses, secondary stock offering expenses, losses from the extinguishment of long-term debt and legal settlement claims arising in, and before, the year 2003, are infrequent, and although we do not expect to recognize these items in the future, we cannot assure you that we will not recognize them in the future. Our income from continuing operations may not be comparable with income from continuing operations of other companies to the extent that other companies recognize similar items in income from continuing operations and do not provide disclosure of the amounts. In order to compensate for these limitations we also review the related GAAP measures. In addition, these non-GAAP measures are not defined by GAAP and our definition of each measure may differ from, and therefore may not be comparable to, similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. These non-GAAP measures should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Please refer to “Reconciliation of Non-GAAP Financial Information” on page 61 of this report for more information.

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2007	2006
	(In thousands)
Income from continuing operations, as reported	$54,286	$67,089	$(12,803)	(19)%
Loss on extinguishment of long-term debt, net of tax	11,577	717
Retirement benefits expenses, net of tax	1,844	—
Legal settlements expense	1,569
Secondary stock offering expenses*	270	1,073
Corporate generated F&I gain, net of tax	—	(2,130)
Gain on sale of a franchise, net of tax	—	(1,565)
Abandoned strategic project expenses, net of tax	—	1,039

Adjusted income from continuing operations	$69,546	$66,223	$3,323	5%

*	Secondary offering expenses are not deductible for tax purposes; therefore, no tax benefit has been reflected.

The following discussion excludes the impact of the 2007 Adjusting items as we believe that excluding these items provides a more accurate representation of our year over year core dealership performance. Despite a challenging retail sales and overall weak economic environment in the second half of 2007, our adjusted income from continuing operations increased $3.3 million (5%) as compared to the 2006 period. Contributing to this increase in adjusted income from continuing operations was increased fixed operations and F&I gross profit of $23.0 million (7%) and $7.3 million (5%), respectively, partially offset by (i) our used vehicle operations, which generated $9.1 million (7%) less gross profit during 2007 as compared to 2006, due to a 70 basis point decrease in gross margin, primarily as a result of a softening economic environment in the second half of 2007, and (ii) a 30 basis point increase in our adjusted selling, general and administrative expense (“SG&A”) as a percentage of adjusted gross profit. In addition, our other interest expense decreased $4.9 million (11%) due to a lower average effective interest rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed during the first quarter of 2007 and finalized in the second quarter of 2007.

The $18.6 million increase in total revenue was primarily a result of a $32.1 million (5%) increase in fixed operations revenue, a $19.0 million (1%) increase in used vehicle revenue and a $7.3 million (5%) increase in F&I, partially offset by a $39.8 million (1%) decrease in new vehicle revenue. The increase in used vehicle revenue includes $30.3 million of used vehicle revenue from dealership acquisitions, a $3.8 million (1%) increase in same store wholesale revenue, partially offset by a $15.1 million (1%) decrease in same store retail revenue.

The $39.8 million (1%) decrease in new vehicle revenue includes a $116.9 million (35%) decrease in heavy truck revenue, an $8.3 million decrease in same store light vehicle retail revenue, partially offset by a $68.6 million increase of new vehicle revenue from dealership acquisitions, and a $16.7 million (11%) increase in same store fleet revenue.

The $18.7 million (2%) increase in total gross profit was primarily a result of a $23.0 million (7%) increase in fixed operations gross profit, and a $7.3 million (5%) increase in F&I gross profit, partially offset by a $9.1 million (7%) decrease in used vehicle gross profit. Our total gross profit margin increased 30 basis points to 15.6%.

New Vehicle—

	For the Years Ended December 31,				Increase (Decrease)	% Change
	2007		2006
	(In thousands, except for unit and PVR data)
Revenue:
New retail revenue—same store(1)
Luxury	$1,093,328	35%	$1,064,687	33%	28,641	3%
Mid-line import	1,345,433	42%	1,353,366	41%	(7,933)	(1)%
Mid-line domestic	466,300	15%	498,627	15%	(32,327)	(6)%
Value	32,624	1%	29,270	1%	3,354	11%

Total light vehicle retail revenue—same store	2,937,685		2,945,950		(8,265)	—%
Heavy trucks	216,374	7%	333,283	10%	(116,909)	(35)%

Total new retail revenue—same store(1)	3,154,059	100%	3,279,230	100%	(125,174)	(4)%
New retail revenue—acquisitions	68,621		—

Total new retail revenues	3,222,680		3,279,233		(56,553)	(2)%

Fleet revenue—same store(1)	162,545		145,841		16,704	11%
Fleet revenue—acquisitions	—		—

Total fleet revenue	162,545		145,841		16,704	11%

New vehicle revenue, as reported	$3,385,225		$3,425,0743		(39,849)	(1)%

New retail units:
New retail units—same store(1)
Luxury	23,169	23%	23,418	23%	(249)	(1)%
Mid-line import	55,274	55%	55,380	54%	(106)	—%
Mid-line domestic	16,049	16%	17,324	17%	(1,275)	(7)%
Value	1,646	2%	1,412	1%	234	17%

Total light vehicle retail units—same store	96,138		97,534		(1,396)	(1)%
Heavy trucks	3,625	4%	5,566	5%	(1,941)	(35)%

Total new retail units— same store(1)	99,763	100%	103,100	100%	(3,337)	(3)%
New retail units—acquisitions	2,108		—

Retail units—actual	101,871		103,100		(1,229)	(1)%
Fleet units—actual	7,756		7,501		255	3%

Total new units—actual	109,627		110,601		(974)	(1)%

Total light vehicle units—same store	103,894		105,035		(1,141)	(1)%
Total light vehicle units—acquisitions	2,108		—

Total light vehicle units	106,002		105,035		967	(1)%

New revenue PVR—same store(1)	$31,616		$31,806		(190)	(1)%

New revenue PVR—actual	$31,635		$31,806		(171)	(1)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Years Ended December 31,				Increase (Decrease)	% Change
	2007		2006
	(In thousands, except for PVR data)
Gross profit:
New retail gross profit—same store(1)
Luxury	$85,803	37%	$87,233	37%	(1,430)	(2)%
Mid-line import	98,585	43%	98,050	41%	535	1%
Mid-line domestic	35,067	15%	38,175	16%	(3,108)	(8)%
Value	1,878	1%	1,913	1%	(35)	(2)%

Total light vehicle retail gross profit—same store	221,333		225,371		(4,038)	(2)%
Heavy trucks	10,263	4%	13,336	5%	(3,073)	(23)%

Total new retail gross profit—same store(1)	231,596	100%	238,707	100%	(7,111)	(3)%
New retail gross profit—acquisitions	5,405		—

Total new retail gross profit	237,001		238,707		(1,706)	(1)%

Fleet gross profit—same store(1)	3,117		4,030		(913)	(23)%
Fleet gross profit—acquisitions	—		—

Total fleet gross profit	3,117		4,030		(913)	(23)%

New vehicle gross profit, as reported	$240,118		$242,737		(2,619)	(1)%

New gross profit PVR—same store(1)	$2,321		$2,315		6	—%

New gross profit PVR—actual	$2,326		$2,315		11	—%

New retail gross margin—same store(1)	7.3%		7.3%		—%	—%

New retail gross margin—actual	7.4%		7.3%		0.1%	1%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $39.8 million (1%) decrease in new vehicle revenue was primarily a result of a $116.9 million (35%) decrease in heavy truck revenue. The decrease in heavy truck revenue was as a result of a 35% decrease in unit sales due to (i) changes in emission laws in January 2007, which pulled forward demand for heavy trucks into 2006 and (ii) a weaker freight hauling market during 2007. Same store light vehicle retail revenue decreased $8.3 million during a challenging retail sales and overall weak economic environment, particularly in the second half of 2007, primarily as a result of a 7% decrease in same store unit sales from mid-line domestic brands as these brands continue to lose market share to mid-line import and luxury brands. In addition, same store retail revenue from our mid-line import brands decreased 1% on flat same store unit sales as manufacturer incentive programs in the prior year resulted in a challenging comparison. However, our same store retail revenue from our luxury brands increased $28.6 million (3%), driven by a 4% increase in revenue PVR as a result of a shift towards higher priced luxury models as luxury brands continue to offer attractive products.

The $2.6 million (1%) decrease in new vehicle gross profit was due to (i) a $3.1 million (8%) decrease in same store gross profit from the sale of mid-line domestic brands, primarily as a result of a 7% decrease in same store unit sales, (ii) a $3.1 million (23%) decrease in heavy truck gross profit as a result of a 35% decrease in heavy truck unit sales and (iii) a $1.4 million (2%) decrease in gross profit from our luxury brands. These decreases in same store gross profit were partially offset by $5.4 million of gross profit from dealerships acquired during 2007.

We expect 2008 to be a challenging retail environment and as a result we expect it to be difficult to maintain our current new vehicle revenue and gross profit levels; however, we expect our light vehicle unit sales to outperform industry-wide U.S. light vehicle unit sales, as we believe the luxury and mid-line import brands will continue to increase market share. In addition, we expect heavy trucks unit sales, revenue and gross profit to continue to decrease in the first half of 2008 as compared to the prior year period, as a result of the adverse impact of the new emission laws on heavy truck demand and a weaker freight hauling market.

Used Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2007	2006
	(In thousands, except for unit and PVR data)
Revenue:
Retail revenues—same store(1)
Light vehicle	$1,077,598	$1,092,961	$(15,363)	(1)%
Heavy trucks	15,760	15,513	247	2%

Total used retail revenues—same store(1)	1,093,358	1,108,474	(15,116)	(1)%
Retail revenues—acquisitions	20,470	—

Total used retail revenues	1,113,828	1,108,474	5,354	—%

Wholesale revenues—same store(1)	339,234	335,425	3,809	1%
Wholesale revenues—acquisitions	9,858	—

Total wholesale revenues	349,092	335,425	13,667	4%

Used vehicle revenue, as reported	$1,462,920	$1,443,899	19,021	1%

Gross profit:
Retail gross profit—same store(1)
Light vehicle	$124,408	$133,424	$(9,016)	(7)%
Heavy trucks	16	693	(677)	(98)%

Total used retail gross profit—same store(1)	124,424	134,117	(9,693)	(7)%
Retail gross profit—acquisitions	2,201	—

Total used retail gross profit	126,625	134,117	(7,492)	(6)%

Wholesale gross profit—same store(1)	(2,487)	(1,070)	(1,417)	(132)%
Wholesale gross profit—acquisitions	(142)	—

Total wholesale gross profit	(2,629)	(1,070)	(1,559)	(146)%

Used vehicle gross profit, as reported	$123,996	$133,047	(9,051)	(7)%

Used retail units—same store(1)
Light vehicle	$59,256	$61,712	(2,456)	(4)%
Heavy trucks	429	420	9	2%

Total used retail units—same store(1)	59,685	62,132	(2,447)	(4)%

Used retail units—acquisitions	1,079	—

Used retail units—actual	60,764	62,132	(1,368)	(2)%

Used revenue PVR—same store(1)	$18,319	$17,841	478	3%

Used revenue PVR—actual	$18,330	$17,841	489	3%

Used gross profit PVR—same store(1)	$2,085	$2,159	(74)	(3)%

Used gross profit PVR—actual	$2,084	$2,159	(75)	(3)%

Used retail gross margin—same store(1)	11.4%	12.1%	(0.7)%	(6)%

Used retail gross margin—actual	11.4%	12.1%	(0.7)%	(6)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $19.0 million (1%) increase in used vehicle revenue includes $30.3 million from dealership acquisitions and a $3.8 million (1%) increase in same store wholesale revenue, partially offset by a $15.1 million (1%) decrease in same store retail revenue. The $9.1 million (7%) decrease in used vehicle gross profit was primarily a result of a $9.7 million (7%) decrease in retail gross profit. Our comparison from the prior year continues to be difficult as we have benefited in recent years from (i) targeted initiatives, including the building of experienced used vehicle teams, (ii) our investments in technology to better value trade-ins and improve inventory management and (iii) strong used vehicle sales in the 2006 period in Houston and Mississippi in the aftermath of hurricane Katrina. In addition, we have experienced reduced used vehicle sales to sub-prime customers as a result of the weakening economy and tighter lending practices, particularly in the second half of 2007. We are closely managing our sub-prime business and continue to believe there is opportunity to improve our used vehicle profitability by offering appropriately priced used vehicle inventory.

The strong used vehicle wholesale environment during the second and third quarters significantly increased the cost to acquire used vehicle inventory, increasing pressure on our used retail margins and used retail unit sales in the second half of 2007. In addition, we believe used vehicle customers were attracted to competitively priced mid-line import and mid-line domestic new vehicles as a result of manufacturer incentive programs.

During the third quarter of 2007, we began a strategic initiative to realign our inventory to (i) serve the broader used vehicle market and (ii) lower our inventory in response to the slower retail environment. Although our same store wholesale losses increased $1.4 million during 2007 and our retail margins decreased 6% while lowering our used vehicle inventory by 13%, we believe our used vehicle inventory is better aligned with customer demand. We expect that this improvement in our used vehicle inventory should mitigate the impact of the slower automotive retail selling season and challenging economic environment on our used vehicle performance. In addition, we continue to focus on the growth of all used vehicle product offerings including factory certified, traditional and cash cars. We expect used vehicle unit sales to decrease by 5% to 8% in 2008 as compared to 2007.

Fixed Operations—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2007	2006
	(In thousands)
Revenue:
Light vehicle—same store(1)	$625,585	$608,804	$16,781	3%
Heavy trucks	63,095	61,716	1,379	2%

Total revenue—same store(1)	688,680	670,520	18,160	3%

Revenues—acquisitions	13,953	—

Parts, service and collision repair revenue, as reported	$702,633	$670,520	$32,113	5%

Gross profit:
Light vehicle—same store(1)	$335,390	$320,541	$14,849	5%
Heavy trucks	20,319	19,559	760	4%

Total gross profit—same store(1)	355,709	340,100	15,609	5%

Gross profit—acquisitions	7,432	—

Parts, service and collision repair gross profit, as reported	$363,141	$340,100	$23,041	7%

Parts, service and collision repair gross margin	51.7%	50.7%	1.0	2%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $32.1 million (5%) increase in fixed operations revenues and $23.0 million (7%) increase in fixed operations gross profit was primarily due to a 8% and 10% increase in our “customer pay” parts and service revenue and gross profit, respectively. We continue to experience decreases in our warranty business as warranty revenue and gross profit decreased $1.6 million (1%) and $1.0 million (2%), respectively, as a result of improvements in the quality of vehicles produced in recent years, which has decreased our warranty repair work. As a result, we have focused on our customer pay business and expect our fixed operations sales to continue to grow as we (i) continue to invest in additional service capacity, (ii) upgrade equipment, (iii) improve customer retention and customer satisfaction, (iv) capitalize on our regional training programs and (v) add service advisors and skilled technicians to meet anticipated future demand, especially from the increased market share of the luxury import and mid-line import brands. In addition, we expect to recognize improved fixed operations gross profit in the future from heavy trucks as a result of the addition of service capacity and as the customers who purchased vehicles prior to the emission law changes begin to bring their vehicles in for maintenance and repairs.

Finance and Insurance, net—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2007	2006
	(In thousands, except for PVR data)
Dealership generated F&I, net—same store(1)
Light vehicle	$158,626	$148,908	$9,718	7%
Heavy trucks	905	901	4	—%

Dealership generated F&I, net—same store(1)	159,531	149,809	9,722	6%

Dealership generated F&I—acquisitions	2,658	—

Dealership generated F&I, net	162,189	149,809	12,380	8%
Corporate generated F&I	—	1,685
Corporate generated F&I gain	—	3,400

Finance and insurance, net as reported	$162,189	$154,894	$7,295	5%

Dealership generated F&I PVR- same store(2)	$1,001	$907	$94	10%

Dealership generated F&I PVR- actual	$997	$907	$90	10%

F&I PVR-actual	$997	$937	$60	6%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.
(2)	Refer to “Reconciliation of Non-GAAP Financial Information” on page 61 of this report for further discussion regarding dealership generated F&I profit PVR.

We evaluate our F&I performance on a PVR basis by dividing our total F&I gross profit by the number of retail vehicles sold during the period. During 2003, we renegotiated a contract with one of our third-party F&I product providers, which resulted in the recognition of $1.7 million of income in 2006 that was not attributable to retail vehicles sold during that year. In addition, during 2006 we recognized a $3.4 million corporate generated F&I gain (corporate generated F&I and corporate generated F&I gain being collectively referred to as the “2007 Adjusting items”) from the sale of our remaining interest in a pool of extended service contracts, which was the source of our corporate generated F&I. We believe that an alternative comparison of our F&I (“dealership generated F&I”), can be made by adjusting for items that are not core dealership operating items and should not be considered when forecasting our future results. These 2007 Adjusting items are excluded by management when comparing actual results to forecasted results and are generally not included in external financial estimates of our business.

However, this non-GAAP measure has material limitations, including the fact that although we believe the recognition of corporate generated F&I and corporate generated F&I gains are infrequent and that we do not expect to recognize these items in the future, we cannot assure you that we will not recognize similar amounts of F&I in the future. In addition, these non-GAAP measures are not defined by GAAP and our definition of each measure may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. In order to compensate for these limitations we also review the related GAAP measures. These non-GAAP measures should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Please refer to “Reconciliation of Non-GAAP Financial Information” on page 61 of this report for further discussion regarding dealership generated F&I.

F&I increased $7.3 million (5%) during 2007. Included in F&I for the year ended December 31, 2006, was a $3.4 million corporate generated gain related to sale of our remaining interest in a pool of extended service contracts and $1.7 million related to corporate generated F&I.

Dealership generated F&I increased $12.4 million (8%) as a result of a $90 increase in dealership generated F&I PVR, partially offset by a 2% decrease in retail unit sales. The increase in dealership generated F&I PVR was attributable to (i) increased customer acceptance rates on sales of our aftermarket products and services, (ii) lengthening in finance contract terms during 2007, (iii) improved F&I performance of the bottom third of our stores and (iv) the performance of F&I retrospective programs. Overall F&I performance is dependant on retail unit sales and F&I PVR and we anticipate F&I PVR will increase in the future as a result of (a) the improvement of the F&I operations at our lower-performing franchises and (b) as to the continued refinement and enhancement the menu of products we offer our customers.

Selling, General and Administrative—

	For the Year Ended December 31,				% of Gross Profit Increase	% of Gross Profit %
		% of Gross		% of Gross
	2007	Profit	2006	Profit	(Decrease)	Change
	(Dollars in thousands)
Personnel costs	$312,769	35.1%	$310,470	35.6%	(0.5)	(1)%
Sales compensation	98,316	11.1%	99,370	11.4%	(0.3)	(3)%
Share-based compensation	5,942	0.7%	4,955	0.6%	0.1	17%
Outside services	62,784	7.1%	53,854	6.2%	0.9	15%
Advertising	49,839	5.6%	48,345	5.6%	—	—%
Rent	57,078	6.4%	52,682	6.0%	0.4	7%
Utilities	18,492	2.1%	17,855	2.1%	—	—%
Insurance	15,039	1.7%	13,788	1.6%	0.1	6%
Other	65,373	7.3%	62,537	7.1%	0.2	3%

Selling, general and administrative	$685,632	77.1%	$663,856	76.2%	0.9	1%

Adjustments to SG&A:
Legal settlements expense	(2,511)		—

Adjusted selling, general and administrative	$683,121	76.8%	$663,856	76.2%	0.6	1%

Gross Profit	$889,444		$870,778

Adjustments to Gross Profit:
Corporate generated F&I gain	—		(3,400)

Adjusted gross profit	$889,444	76.8%	$867,378	76.5%	0.3%	—%

SG&A expense as a percentage of gross profit was 77.1% for 2007, as compared to 76.2% for 2006. Included in SG&A expense during 2007 was $2.5 million of legal claims arising in, and before, the year 2003. Included in gross profit during 2006 was a $3.4 million corporate generated F&I gain related to the sale of our remaining interest in a pool of extended service contracts. We believe that an alternative comparison of our selling, general and administrative expense as a percentage of gross profit (“adjusted SG&A as a percentage of adjusted gross profit”), can be made by adjusting for items that are not core dealership operating items and should not be considered when forecasting our future results. These 2007 Adjusting items are excluded by management when comparing actual results to forecasted results and are generally not included in external financial estimates of our business.

However, this non-GAAP measure has material limitations including the fact that although we believe the recognition of legal settlements expense and corporate generated F&I gains are infrequent and that we do not expect to recognize corporate generated F&I gains in the future, we cannot assure you that we will not recognize similar amounts in the future. In addition, these non-GAAP measures are not defined by GAAP and our definition of each measure may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. In order to compensate for these limitations we also review the related GAAP measures. These non-GAAP measures should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Please refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding adjusted SG&A expense as a percentage of adjusted gross profit.

Excluding the $2.5 million of legal settlements expense during 2007 and the $3.4 million corporate generated F&I gain during 2006, adjusted SG&A expense as percentage of adjusted gross profit increased 30 basis points to 76.8%. The 30 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes as well as increased outside service expense and a 40 basis point increase in rent expense, partially offset by decreased personnel expense and sales compensation expense. We have implemented several expense control initiatives including more efficient advertising practices, personnel reductions and revised compensation structures. The impact of these initiatives was partially offset by increased rent expense from dealership acquisitions and the expansion of our service capacity. SG&A expense as a percentage of gross profit is heavily dependent on our retail operations and therefore, we believe it will be difficult to maintain our current SG&A expense as a percentage of gross profit in 2008, in what we expect to be a challenging retail environment.

Other Operating (Expense) Income —

Other Operating (Expense) Income includes amounts that were previously classified as Other Non-Operating Income (Expense) and Selling, General and Administrative on our Consolidated Statements of Income for the year ended December 31, 2006. The amounts include gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core dealership related items. Included in Other Operating (Expense) Income during 2007 included $3.0 million of retirement benefits expenses associated with the retirement of our former CEO, and $0.3 million associated with a secondary stock offering, for which we did not receive any proceeds. Other Operating Income (Expense) during 2006 included a $2.6 million gain on the sale of a franchise that was not placed into discontinued operations, because we expect that increased cash flows of our current operations will replace those of the sold franchise.

Depreciation and Amortization—

The $1.4 million (7%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2007 and 2006.

Other Income (Expense)—

The $2.6 million (6%) increase in floor plan interest expense was primarily attributable to higher average inventory levels during 2007 and to a lesser extent higher interest rates during 2007 as compared to 2006.

The $4.9 million (11%) decrease in other interest expense was primarily attributable to a lower effective rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed in the first quarter of 2007 and finalized in the second quarter of 2007.

We recognized an $18.5 million loss in connection with our long-term debt refinancing. The $18.5 million loss includes (i) a $12.9 million premium on the repurchase of the 9% Notes and 8% Notes, (ii) $5.5 million of costs associated with a pro-rata write-off of unamortized debt issuance costs related to our 9% Notes and 8% Notes, and (iii) $0.1 million of costs associated with a pro-rata write-off of the unamortized value of our terminated fair value swap associated with the 8% Notes.

During the 2006 period, we recognized a $1.1 million loss on the extinguishment of $17.6 million of our 8% Notes.

Income Tax Expense—

The $10.0 million (25%) decrease in income tax expense was a result of (i) a $22.8 million (21%) decrease in our income before income taxes, (ii) $0.4 million related to the reversal of a deferred tax asset valuation allowance related to a tax benefit we now expect to realize and (iii) $0.6 million related to tax credits recognized for employing individuals in the areas affected by Hurricane Katrina. We anticipate that our effective tax rate will be between 37.8% and 38.3% in 2008.

Discontinued Operations—

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006
	Sold	Pending Disposition	Total	Sold(b)	Pending Disposition(a)	Total
	(Dollars in thousands)
Franchises	2	4	6	12	3	15

Net operating losses from sold or closed franchises, net of tax	$(1,551)	—	$(1,551)	$(4,661)	$—	$(4,661)
Net operating income (loss) from franchises held for sale, net of tax	—	(460)	(460)	—	60	60
Net divestiture income (expense), including net gain on sale of franchises, net of tax	(1,320)	—	(1,320)	(1,739)	—	(1,739)

Discontinued operations, net of tax	$(2,871)	$(460)	$(3,331)	$(6,400)	$60	$(6,340)

(a)	Businesses were pending disposition as of December 31, 2007.
(b)	Businesses were sold between January 1, 2006 and December 31, 2007.

During the 2007 period, we sold two franchises (two dealership locations), and as of December 31, 2007, we were actively pursuing the sale of five franchises (four franchises are classified as discontinued operations). The $3.3 million, net of tax, loss from discontinued operations for the 2007 period is a result of (i) $1.3 million, net of tax, of divestiture expense associated with the sale of the two franchises mentioned above, (ii) $0.4 million of operating losses associated with franchises held for sale as of December 31, 2007 and (iii) $1.6 million, net of tax, of net operating losses of sold franchises. The $6.3 million, net of tax, loss from discontinued operations for the 2006 period, includes (i) $4.7 million, net of tax, of operating losses of franchises sold or closed in 2007 and 2006, (ii) $0.1 million of net operating income from franchises held for sale as of December 31, 2007 and (iii) $1.7 million, net of tax, of net divestiture expense associated with franchises sold during the 2006 period.

RESULTS OF OPERATIONS

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

	For the Years Ended December 31,
	2006	% of Gross Profit	2005	% of Gross Profit	Increase (Decrease)	% Change
	(In thousands)
REVENUES:
New vehicle	$3,425,074		$3,267,935		157,139	5%
Used vehicle	1,443,899		1,315,907		127,992	10%
Parts, service and collision repair	670,520		626,443		44,077	7%
Finance and insurance, net	154,894		146,566		8,328	6%

Total revenues	5,694,387		5,356,851		337,536	6%

COST OF SALES	4,823,609		4,549,899		273,710	6%

GROSS PROFIT	870,778	100%	806,952	100%	63,826	8%
OPERATING EXPENSES:
Selling, general and administrative	(663,856)	(76)%	(627,146)	(78)%	36,710	6%
Depreciation and amortization	(20,061)	(2)%	(19,441)	(2)%	620	3%
Other operating income (expense), net.	1,485	—%	(552)	—	2,037	369%

Income from operations	188,346	22%	159,813	20%	28,533	18%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(40,533)	(5)%	(27,597)	(4)%	12,936	47%
Other interest expense	(44,185)	(5)%	(40,841)	(5)%	3,344	8%
Interest income	5,111	—%	966	—%	4,145	429%
Loss on extinguishment of long-term debt	(1,144)	—%	—	—%	(1,144)	—%

Total other expense, net	(80,751)	(10)%	(67,472)	(9)%	(13,279)	20%

Income before income taxes	107,595	12%	92,341	11%	15,254	17%
INCOME TAX EXPENSE	40,506	4%	34,573	4%	5,933	17%

INCOME FROM CONTINUING OPERATIONS	67,089	8%	57,768	7%	9,321	16%
DISCONTINUED OPERATIONS, net of tax	(6,340)	(1)%	3,313	1%	(9,653)	(291)%

NET INCOME	$60,749	7%	$61,081	8%	(332)	(1)%

Income from continuing operations per commons share—Diluted	$1.97		$1.76		$0.21	12%

Net income per common share—Diluted	$1.78		$1.86		$(0.08)	(4)%

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2006	2005
	(In thousands, except for unit and PVR data)
Revenue:
Light vehicle—same store	$5,224,140	$5,041,628	$182,512	4%
Acquisitions	47,683	—

Total light vehicle	5,271,823	$5,041,628	230,195	5%
Heavy truck	422,564	315,223	107,341	34%

Total revenue	$5,694,387	$5,356,851	$337,536	6%

Gross Profit:
Light vehicle—same store	$829,498	$778,030	$51,468	7%
Acquisitions	6,503	—

Total light vehicle	836,001	778,030	57,971	7%
Heavy truck	34,777	28,922	5,855	20%

Total gross profit	$870,778	$806,952	$63,826	8%

Retail Units:
Light vehicle—same store	157,699	155,216	2,483	2%
Acquisitions	1,547	—

Total light vehicle	159,246	155,216	4,030	3%
Heavy truck	5,986	4,567	1,419	31%

Total retail units	165,232	159,783	5,449	3%

New light vehicle revenue PVR	$30,204	$29,897	307	1%

New vehicle revenue PVR	$31,806	$30,972	834	3%

New light vehicle gross profit PVR	$2,310	$2,215	95	4%

New vehicle gross profit PVR	$2,315	$2,206	109	5%

Used light vehicle revenue PVR	$17,711	$16,861	850	5%

Used vehicle revenue PVR	$17,841	$16,994	847	5%

Used light vehicle gross profit PVR	$2,162	$1,987	175	9%

Used vehicle gross profit PVR	$2,159	$1,988	171	9%

Light vehicle dealership generated F&I PVR	$927	$909	18	2%

Dealership generated F&I PVR	$907	$887	20	2%

New light vehicle retail gross margin	7.6%	7.4%	0.2%	3%

New vehicle retail gross margin	7.3%	7.1%	0.2%	3%

Used light vehicle retail gross margin	12.2%	11.8%	0.4%	3%

Used vehicle retail gross margin	12.1%	11.7%	0.4%	3%

Light vehicle fixed operations gross margin	52.7%	52.6%	0.1%	—%

Fixed operations gross margin	50.7%	50.7%	—%	—%

Total light vehicle gross margin	15.9%	15.4%	0.5%	3%

Total gross margin	15.3%	15.1%	0.2%	1%

Net income decreased $0.3 million (1%) during the 2006 period as a result of a $9.7 million increase in net losses from discontinued operations, partially offset by a $9.3 million increase in income from continuing operations.

Our income from continuing operations during 2006 and 2005 was impacted by several items shown below (collectively referred to as “Adjusting Items”). We believe that an alternative comparison of our income from continuing operations (“adjusted income from continuing operations”), as used by management to compare actual results to budgeted results, can be made by adjusting for these items based on the fact that we believe these items are not core dealership operating items and should not be considered when forecasting our future results.

The non-GAAP measure adjusted income from continuing operations contains material limitations. Although we believe that corporate generated F&I gross profit, abandoned strategic project expenses, secondary stock offering expenses and losses from the extinguishment of long-term debt are infrequent, and although we do not expect to recognize these items in the future, we cannot assure you that we will not recognize them in the future. Our income from continuing operations may not be comparable with income from continuing operations of other companies to the extent that other companies recognize similar items in income from continuing operations and do not provide disclosure of the amounts. In addition, these non-GAAP measures are not defined by GAAP and our definition of each measure may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. In order to compensate for these limitations we also review the related GAAP measures. These non-GAAP measures should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Please refer to “Reconciliation of Non-GAAP Financial Information” for more information.

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2006	2005
	(In thousands)
Income from continuing operations, as reported	$67,089	$57,768	$9,321	16%
Share-based compensation expense, net of tax	3,105	—
Corporate generated F&I gain, net of tax	(2,130)	—
Gain on sale of a franchise, net of tax	(1,565)	—
Secondary stock offering expenses*	1,073	—
Abandoned strategic project expenses, net of tax	1,039	—
Loss on extinguishment of long-term debt, net of tax	717	—
Net reorganization expenses, net of tax	—	484

Adjusted income from continuing operations	$69,328	$58,252	$11,076	19%

*	Secondary offering expenses are not deductible for tax purposes; therefore, no tax benefit has been reflected.

The following discussion excludes the impact of the Adjusting Items as we believe that excluding these items provides a more accurate representation of our year over year core dealership performance. The $11.1 million (19%) increase in adjusted income from continuing operations was a result of several factors, including (i) $22.7 million (7%) increase fixed operations gross profit and a $15.9 million (14%) increase in used vehicle gross profit as a result of our continued focus on our high margin businesses; (ii) the performance of our new retail business, which delivered a $15.6 million (7%) increase in gross profit; and (iii) expense control initiatives that reduced personnel and advertising costs, which together contributed to a 110 basis point of the overall 170 basis point improvement in adjusted SG&A expenses as a percentage of adjusted gross profit. These factors were partially offset by a 47% increase in floor plan interest expense as a result of a 170 basis point increase in short-term interest rates.

The $0.3 billion increase in total revenue was primarily a result of a $0.2 billion (5%) increase in new vehicle revenue and a $0.1 billion (10%) increase in used vehicle revenue. The increase in new vehicle revenue was a result of a $99.8 million (43%) increase in heavy truck revenue and a $57.8 million (4%) increase in same store new retail revenue from our mid-line import brands, partially offset by a $58.3 million (11%) decrease in same store new retail revenue from our mid-line domestic brands. The increase in used vehicle revenue was primarily a result of a $108.2 million (11%) increase in used retail revenue.

The $63.8 million (8%) increase in total gross profit was as a result of a $22.7 million (7%) increase in fixed operations gross profit, a $16.9 million (7%) increase in new vehicle gross profit and a $15.9 million (14%) increase in used vehicle gross profit. Our total gross profit margin increased 20 basis points to 15.3%.

New Vehicle—

	For the Years Ended December 31,				Increase (Decrease)	Change
	2006		2005
	(In thousands, except for unit and PVR data)
Revenue:
New retail revenue—same store(1)
Luxury	$1,064,707	33%	$1,055,344	34%	9,363	1%
Mid-line import	1,345,260	42%	1,287,430	41%	57,830	4%
Mid-line domestic	471,589	15%	529,868	17%	(58,279)	(11)%
Value	28,459	1%	26,936	1%	1,523	6%

Total light vehicle retail revenue—same store	2,910,015		2,899,578		10,437	—%
Heavy trucks	333,222	9%	233,446	7%	99,776	43%

Total new retail revenue—same store(1)	3,243,237	100%	3,133,024	100%	110,213	4%
New retail revenue—acquisitions	35,996		—

Total new retail revenues	3,279,233		3,133,024		146,209	5%

Fleet revenue—same store(1)	144,903		134,911		9,992	7%
Fleet revenue—acquisitions	938		—

Total fleet revenue	145,841		134,911		10,930	8%

New vehicle revenue, as reported	$3,425,074		$3,267,935		157,139	5%

New retail units:
New retail units—same store(1)
Luxury	23,418	23%	23,803	24%	(385)	(2)%
Mid-line import	55,043	54%	53,216	53%	1,827	3%
Mid-line domestic	16,415	16%	18,582	18%	(2,167)	(12)%
Value	1,376	1%	1,386	1%	(10)	(1)%

Total light vehicle retail units— same store	96,252		96,987		(735)	(1)%
Heavy trucks	5,566	6%	4,171	4%	1,395	33%

Total new retail units—same store(1)	101,818	100%	101,158	100%	660	1%
New retail units—acquisitions	1,282		—

Retail units—actual	103,100		101,158		1,942	2%
Fleet units—actual	7,501		6,646		855	13%

Total new units—actual	110,601		107,804		2,797	3%

Total light vehicle units — same store(1)(2)	103,753		103,633		120	—%
Total light vehicle units — acquisitions (2)	1,282		—

Total light vehicle units — actual(2)	105,035		103,633		1,402	1%

New revenue PVR—same store(1)	$31,853		$30,972		881	3%

New revenue PVR—actual	$31,806		$30,972		834	3%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Years Ended December 31,				Increase (Decrease)	Change
	2006		2005
	(In thousands, except for PVR data)
Gross profit:
New retail gross profit—same store(1)
Luxury	$87,224	37%	$85,848	39%	1,376	2%
Mid-line import	97,659	41%	88,799	40%	8,860	10%
Mid-line domestic	36,244	15%	38,343	17%	(2,099)	(5)%
Value	1,872	1%	1,819	1%	53	3%

Total light vehicle retail gross profit—same store	222,999		214,809		8,190	4%
Heavy trucks	13,366	6%	8,331	3%	5,035	60%

Total new retail gross profit—same store(1)	236,365	100%	223,140	100%	13,225	6%
New retail gross profit—acquisitions	2,342		—

Total new retail gross profit	238,707		223,140		15,567	7%

Fleet gross profit—same store(1)	4,010		2,676		1,334	50%
Fleet gross profit—acquisitions	20		—

Total fleet gross profit	4,030		2,676		1,354	51%

New vehicle gross profit, as reported	$242,737		$225,816		16,921	7%

New gross profit PVR—same store(1)	$2,321		$2,206		115	5%

New gross profit PVR—actual	$2,315		$2,206		109	5%

New retail gross margin—same store(1)	7.3%		7.1%		0.2%	3%

New retail gross margin—actual	7.3%		7.1%		0.2%	3%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $0.2 billion (5%) increase in new vehicle revenue was primarily a result of a $99.8 million (43%) increase in heavy truck revenue. The increase in heavy truck revenue was as a result of a 33% increase in unit sales from changes in emission laws that became effective in January 2007, which pulled forward demand for heavy trucks into 2006. Same store new retail revenue from our mid-line import brands increased $57.8 million (4%), which was offset by a $58.3 million (11%) decrease in new retail revenue from our mid-line domestic brands as these brands continued to lose market share. New vehicle revenues excluding heavy trucks (“light vehicle”) were flat at $2.9 billion during the 2006 period, compared with the 2005 period. Our total same store light vehicle unit sales were flat, outperforming the overall U.S. light vehicle industry, which decreased 3%.

The $16.9 million (7%) increase in new vehicle gross profit was due to (i) an $8.1 million (4%) increase in same store light vehicle retail gross profit and (ii) $5.0 million (60%) increase in heavy truck gross profit. Our same store gross profit from mid-line import brands increased $8.9 million (10%) as a result of a 6% increase in gross profit PVR as we were able to capitalize on manufacturer incentive programs. The increase in heavy truck gross profit was a result of a 33% increase in heavy truck unit sales and a 20% increase in heavy truck gross profit PVR. These increases were partially offset by same store gross profit from our mid-line import brands, which decreased $2.1 million (5%) as these brands continued to lose market share.

Used Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2006	2005
	(In thousands, except for unit and PVR data)
Revenue:
Retail revenues—same store(1)
Light vehicle	$1,088,979	$981,795	$107,184	11%
Heavy trucks	15,513	14,498	1,015	7%

Total used retail revenues—same store(1)	1,104,492	996,293	108,199	11%

Retail revenues—acquisitions	3,982	—

Total used retail revenues	1,108,474	996,293	112,181	11%

Wholesale revenues—same store(1)	334,367	319,614	14,753	5%
Wholesale revenues—acquisitions	1,058	—

Total wholesale revenues	335,425	319,614	15,811	5%

Used vehicle revenue, as reported	$1,443,899	$1,315,907	$127,992	10%

Gross profit:
Retail gross profit—same store(1)
Light vehicle	$132,863	$115,709	$17,154	15%
Heavy trucks	693	856	(163)	(19)%

Total used retail gross profit—same store(1)	133,556	116,565	16,991	15%

Retail gross profit—acquisitions	561	—

Total used retail gross profit	134,117	116,565	17,552	15%

Wholesale gross profit—same store(1)	(1,055)	567	(1,622)	(286)%
Wholesale gross profit—acquisitions	(15)	—

Total wholesale gross profit	(1,070)	567	(1,637)	(289)%

Used vehicle gross profit, as reported	$133,047	$117,132	$15,915	14%

Used retail units—same store(1)
Light vehicle	61,447	58,229	3,218	6%
Heavy trucks	420	396	24	6%

Used retail units—same store	61,867	58,625	3,242	6%

Used retail units—acquisitions	265	—

Used retail units—actual	62,132	58,625	3,507	6%

Used revenue PVR—same store(1)	$17,853	$16,994	$859	5%

Used revenue PVR—actual	$17,841	$16,994	$847	5%

Used gross profit PVR—same store(1)	$2,159	$1,988	$171	9%

Used gross profit PVR—actual	$2,159	$1,988	$171	9%

Used retail gross margin—same store(1)	12.1%	11.7%	0.4%	3%

Used retail gross margin—actual	12.1%	11.7%	0.4%	3%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $0.1 billion (10%) increase in used vehicle revenue was primarily a result of a $0.1 billion (11%) increase in used retail revenue, while wholesale revenue was flat. The increase in used vehicle revenues was a result of a 6% and 5% increase in used retail unit sales and used revenue PVR, respectively.

The $15.9 million (14%) increase in used vehicle gross profit was a result of a 6% and 9% increase in used retail unit sales and gross profit PVR, respectively. The increases in our used retail units sales and used gross profit PVR were primarily due to (i) our investment in software to better value trade-ins and improve inventory management, (ii) the execution by our regional management teams dedicated to the used vehicle business and (iii) the implementation of a used vehicle certification program.

Fixed Operations—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2006	2005
	(In thousands)
Revenue:
Light vehicle—same store(1)	$604,514	$567,923	36,591	6%
Heavy trucks	61,716	58,520	3,196	5%

Total revenue—same store(1)	666,230	626,443	39,787	6%

Revenues—acquisitions	4,290	—

Parts, service and collision repair revenue, as reported	$670,520	$626,443	$44,077	7%

Gross profit:
Light vehicle—same store(1)	$318,303	$298,803	19,500	7%
Heavy trucks	19,559	18,635	924	5%

Total gross profit—same store(1)	337,862	317,438	20,424	6%
Gross profit—acquisitions	2,238	—

Parts, service and collision repair gross profit, as reported	$340,100	$317,438	$22,662	7%

Parts, service and collision repair gross margin	50.7%	50.7%	—%	—%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $44.1 million (7%) increase in fixed operations revenues and $22.7 million (7%) increase in fixed operations gross profit was primarily due to a 10% and 12% increase in our “customer pay” parts and service revenue and gross profit, respectively. Warranty revenues and gross profit were basically flat with prior year.

Finance and Insurance, net—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2006	2005
	(In thousands, except for PVR data)
Dealership generated F&I, net—same store(1)
Light vehicle	$147,549	$141,086	$6,463	5%
Heavy trucks	901	658	243	37%

Dealership generated F&I, net—same store(1)	148,450	141,744	6,706	5%

Dealership generated F&I—acquisitions	1,359	—

Dealership generated F&I, net	149,809	141,744	8,065	6%
Corporate generated F&I	1,685	4,822	(3,137)	(65)%
Corporate generated F&I gain	3,400	—

Finance and insurance, net as reported	$154,894	$146,566	$8,328	6%

Dealership generated F&I PVR—same store(1)	$907	$887	20	2%

Dealership generated F&I PVR—actual(2)	$907	$887	20	2%

F&I PVR-actual	$937	$917	20	2%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.
(2)	Refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I gross profit PVR.

We evaluate our F&I performance on a PVR basis by dividing our total F&I gross profit by the number of retail vehicles sold during the period. During 2003, we renegotiated a contract with one of our third-party F&I product providers, which resulted in the recognition of income in 2006 and 2005 that was not attributable to retail vehicles sold during the respective years. In addition, during 2006 we recognized a $3.4 million corporate generated F&I gain from the sale of our remaining interest in a pool of extended service contracts. We believe that dealership generated F&I, which excludes the additional revenue derived from contracts negotiated by our corporate office, provides a measure of our F&I operating performance as used by management to compare actual results to budgeted results and is a better indicator of future performance.

However, this non-GAAP measure has material limitations, including the fact that although we believe the recognition of corporate generated F&I gross profit is infrequent and that we do not expect to recognize corporate generate F&I gross profit in the future, we cannot assure you that we will not recognize similar amounts of F&I gross profit in the future. In addition, these non-GAAP measures are not defined by GAAP and our definition of each measure may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. In order to compensate for these limitations we also review the related GAAP measures. These non-GAAP measures should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Please refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding dealership generated F&I profit PVR.

The $8.3 million (6%) increase in F&I included a $3.4 million gain related to sale of our remaining interest in a pool of extended service contracts, partially offset by a $3.1 million (65%) decrease in corporate generated F&I.

Dealership F&I increased $8.1 million (6%) as a result of a $20 increase in dealership generated F&I PVR and a 3% increase in retail unit sales. The increase in dealership generated F&I was primarily a result of the 3% increase in retail units sales and the implementation of a new F&I program in the second quarter of 2006, which increased our upfront warranty commissions. The increase in F&I was partially offset by a $3.7 million decrease in captive finance company revenue as a result of a strategic initiative to reduce our loan portfolio.

Selling, General and Administrative—

	For the Year Ended December 31,				% of Gross Profit Increase (Decrease)	% of Gross Profit % Change
	2006	% of Gross Profit	2005	% of Gross Profit
	(Dollars in thousands)
Personnel costs	$310,470	35.6%	$293,892	36.4%	(0.8)%	(2)%
Sales compensation	99,370	11.4%	91,865	11.4%	—%	—%
Share-based compensation	4,955	0.6%	—	—	0.6%	NM %
Outside services	53,854	6.2%	53,124	6.6%	(0.4)%	(6)%
Advertising	48,345	5.6%	48,902	6.1%	(0.5)%	(8)%
Rent	52,682	6.0%	46,307	5.7%	0.3%	5%
Utilities	17,855	2.1%	17,085	2.1%	—%	—%
Insurance	13,788	1.6%	13,126	1.6%	—%	—%
Other	62,537	7.1%	62,845	7.8%	(0.7)%	(9)%

Selling, general and administrative	$663,856	76.2%	$627,146	77.7%	(1.5)%	(2)%

Adjustments to SG&A:
Share-based compensation	(4,955)		—

Adjusted selling, general and administrative	$658,901	75.7%	$627,146	77.7%	(2.0)%	(3)%

Gross Profit	$870,778		$806,952

Adjustments to Gross Profit:
Corporate generated F&I gain	(3,400)		—

Adjusted gross profit	867,378	76.0%	806,952	77.7%	(1.7)%	(2)%

SG&A expense as a percentage of gross profit was 76.2% for the 2006 period as compared to 77.7% for the 2005 period. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-based Payment” in the first quarter of 2006. As a result of the adoption of SFAS 123R and our decision to issue performance share units and restricted stock, we recorded $5.0 million of share-based compensation expense during the year ended December 31, 2006. We did not record any share-based compensation expense during the year ended December 31, 2005, as we accounted for share-based awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Included in gross profit during 2006 was a $3.4 million corporate generated F&I gain related to the sale of our remaining interest in a pool of extended service contracts.

We believe that adjusted SG&A expenses as percentage of adjusted gross profit, which excludes share-based compensation and the $3.4 million corporate generated F&I gain, provides a measure of our F&I operating performance as used by management to compare actual results to budgeted results and is a better indicator of future performance.

However, this non-GAAP measure has material limitations, including the fact that although we believe the recognition of corporate generated F&I gains are infrequent and that we do not expect to recognize corporate generated F&I gains in the future, we cannot assure you that we will not recognize similar amounts of F&I gross profit in the future. In addition, these non-GAAP measures are not defined by GAAP and our definition of each measure may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. In order to compensate for these limitations we also review the related GAAP measures. These non-GAAP measures should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Please refer to “Reconciliation of Non-GAAP Financial Information” for further discussion regarding adjusted SG&A expense as a percentage of adjusted gross profit.

Adjusted SG&A expense as a percentage of adjusted gross profit decreased 170 basis points to 76.0% as a result of several expense control initiatives resulting in reduced personnel and advertising costs. These improvements were offset by increased rent resulting from our strategy to reduce our ownership of real estate and certain leasehold improvements through the use of sale-leaseback transactions. During 2005, we sold approximately $33.1 million of real estate in connection with seven sale-leaseback transactions.

Other Operating (Expense) Income —

Other Operating (Expense) Income includes amounts that were previously classified as Other Non-Operating Income (Expense) and Selling, General and Administrative on our Consolidated Statements of Income for the year ended December 31, 2006 and 2005. The amounts include gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core dealership related items. Included in Other Operating (Expense) Income during 2006 was a $2.6 million gain on the sale of a franchise that was not placed into discontinued operations because we expect the cash flows of the current operations will replace those of the sold franchise. Included in Other Operating (Expense) income during 2005 was reorganization expense, net of a reorganization benefit, of $0.8 million.

Depreciation and Amortization—

The $0.6 million (3%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2006 and 2005.

Other Income (Expense)—

Floor plan interest expense increased $12.9 million (47%) during 2006. Approximately 80% of this increase was the result of a 170 basis point increase in short-term interest rates over last year, approximately 15% of the increase was the result of higher average inventory levels during the year ended December 31, 2006, as compared to the year ended December 31, 2005, and the remaining 5% was the result of terminating two cash flow swaps on our floor plan notes payable during the first quarter of 2006.

Other interest expense increased $3.3 million (8%) during 2006. Approximately $2.0 million of the increase in other interest expense is a result of a higher effective interest rate on our 8% Notes due to the termination of a fair value swap on our 8% Notes. As a result, our 8% Notes, which had a variable rate while the fair value swap was in place in 2005, became fixed at 8% in March 2006. The amortization of the swap termination costs increased other interest expense by $0.9 million during 2006.

During 2006, we recognized a $1.1 million loss on the extinguishment of $17.6 million of our 8% Notes.

Income Tax Expense—

The $5.9 million (17%) increase in income tax expense was a result of a $15.3 million (17%) increase in our income before income taxes.

Discontinued Operations—

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
	Sold	Pending Disposition	Total	Sold(b)		Pending Disposition(a)	Total
	(Dollars in thousands)
Franchises	12	3	15	14		2	16

Net loss from sold or closed franchises, net of tax	$(4,661)	—	$(4,661)	$(5,003)		$—	$(5,003)
Net income (loss) from franchises held for sale, net of tax	—	60	60	—		455	455
Net divestiture income (expense), including net gain on sale of franchises, net of tax	(1,739)	—	(1,739)	7,861	(c)	—	7,861	(c)

Discontinued operations, net of tax	$(6,400)	$60	$(6,340)	$2,858		$455	$3,313	(c)

(a)	Businesses were pending disposition as of December 31, 2007.
(b)	Businesses were sold between January 1, 2005 and December 31, 2006.
(c)	Includes an $8.8 million tax benefit related to the sale of stock of an Oregon business.

During the year ended December 31, 2006, we sold or closed twelve franchises (seven dealership locations), and as of December 31, 2007, we were actively pursuing the sale of five franchises (four franchises are classified as discontinued operations). The $6.3 million net loss from discontinued operations for the year ended December 31, 2006, is a result of (i) $4.7 million of operating losses associated with franchises sold or closed during 2007 and 2006, (ii) $0.1 million of net operating income of franchises classified as discontinued operations and held for sale, and (iii) $1.7 million of divestiture expense of sold or closed franchises during 2006.

The $3.3 million of income from discontinued operations during 2005, includes (i) net losses of franchises sold or closed in 2007, 2006 and 2005 totaling $5.0 million, partially offset by (ii) $0.5 million of net income of franchises classified as discontinued operations and held for sale as of December 31, 2007 and (iii) $7.9 million of net divestiture income during 2005, principally related to the sale of our Thomason franchises in Portland, Oregon. Included in the $7.9 million of net divestiture income is an $8.8 million tax benefit associated with the sale of an Oregon business.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of December 31, 2007, the funds that will be generated through future operations, and the funds available for borrowings under our Committed Credit Facility (as defined below), floor plan facilities, mortgage notes payable and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions, capital expenditures, current dividend commitments and any seasonal operating requirements in 2008 and for the foreseeable future.

As of December 31, 2007, we had cash and cash equivalents of approximately $53.4 million and working capital of $320.8 million. In addition, we had (i) $125.0 million available for borrowings under our Committed Credit Facility for working capital, general corporate purposes and acquisitions and (ii) approximately $50.0 million available for borrowings under our Committed Credit Facility using our current used vehicle inventory as collateral.

Long-term Debt Refinancing

During 2007, we completed a refinancing of our long-term debt which included (i) the repurchase of all $250.0 million of our 9% Notes, (ii) the issuance of $115.0 million of our 3% Notes, (iii) the issuance of $150.0 million of our 7.625% Notes and (iv) the repurchase of $3.0 million of our 8% Notes. We expect our annual interest expense will decrease by approximately $7.9 million as a result of the long-term debt refinancing.

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock with Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”). The convertible note hedge transactions require the Counterparties to deliver to us, subject to customary anti-dilution adjustments, certain shares of our common stock upon conversion of the 3% Notes as discussed in greater detail below.

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. The strike price was adjusted to $45.0385 in the third quarter of 2007 as a result of our decision to increase our quarterly dividend by $0.025 to $0.225.

The convertible note hedge and warrant transactions are separate contracts and are not part of the terms of the 3% Notes, as such, they do not affect the holders’ rights under the 3% Notes. Holders of the 3% Notes will not have any rights with respect to the convertible note hedge and warrant transactions. The convertible hedge and warrant transactions will essentially have the effect of increasing the conversion price of the 3% Notes to $45.0385. The convertible note hedge and warrant transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of exercise is between $33.99 and $45.0385.

3% Senior Subordinated Convertible Notes due 2012—

In March 2007, we issued $115.0 million in aggregate principal amount of our 3% Notes, receiving net proceeds of $111.1 million. The sale of the 3% Notes was exempt from registration pursuant to Rule 144A under the Securities Act. During the third quarter of 2007, we filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the 3% Notes and the underlying common stock into which the 3% Notes are convertible. The costs related to the issuance of the 3% Notes were capitalized and are being amortized to other interest expense over the term of the Notes using the effective interest method. We pay interest on the 3% Notes on March 15 and September 15 of each year until their maturity on September 15, 2012. If and when the 3% Notes are converted, we will pay cash for the principal amount of each Note and, if applicable, shares of our common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3% Notes)

in the relevant 30 VWAP trading day observation period. The initial conversion rate for the 3% Notes is 29.4172 shares of common stock per $1,000 principal amount of 3% Notes, which is equivalent to an initial conversion price of $33.99 per share. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest.

Our 3% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of the Company other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 3% Notes, in certain circumstances, restrict our ability to, among other things, enter into merger transactions or sell all or substantially all of our assets.

7.625% Senior Subordinated Notes due 2017—

In March 2007, we issued $150.0 million of our 7.625% Notes, receiving net proceeds of $146.0 million. The sale of the 7.625% Notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. During the third quarter of 2007, we filed a registration statement with the SEC in connection with an exchange offer to exchange the 7.625% Notes for new notes with substantially identical terms that are registered under the Securities Act. The costs related to the issuance of the 7.625% Notes were capitalized and are being amortized to other interest expense over the term of the 7.625% Notes using the effective interest method. We pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017. At any time during the term of the 7.625% Notes, we may choose to redeem all or a portion of the 7.625% Notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 7.625% Notes indenture. At any time on or after March 15, 2012, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 103.813% of the aggregate principal amount of the 7.625% Notes and reduces on each subsequent March 15 by approximately 1.3% until the price reaches 100% of the aggregate principal amount on March 15, 2015 and thereafter. On or before March 15, 2010, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the 7.625% Notes at a redemption price equal to 107.625% of such principal amount plus accrued and unpaid interest thereon.

Our 7.625% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of the Company other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 7.625% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.

8% Senior Subordinated Notes due 2014—

We had $179.4 million in aggregate principal amount of our 8% Notes outstanding as of December 31, 2007. We pay interest on March 15 and September 15 of each year until maturity of the 8% Notes on March 15, 2014. At any time on or after March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 104.0% of the aggregate principal amount of the 8% Notes and reduces on each subsequent March 15 by approximately 1.3% until the price reaches 100% of the aggregate principal amount on March 15, 2012 and thereafter. At any time before March 15, 2009, we may choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 8% Notes indenture.

Our 8% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of the Company other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 8% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.

As of December 31, 2007, we had repurchased a total of $20.6 million of our 8% Notes. Our board of directors has authorized us to repurchase up to an additional $19.4 million of our 8% Notes.

Credit Facility—

In March 2005, we entered into a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A. and 18 other financial institutions (the “Syndicate”). The Committed Credit Facility provides us with $425.0 million of borrowing capacity for the purchase of new and used inventory at all of our dealerships except at our Ford, Lincoln, Mercury, Mazda, Volvo and Land Rover dealerships (“Ford dealerships”), our General Motors (“GM”) dealerships, and our Chrysler, Dodge and Jeep dealerships (“Chrysler dealerships”) and our Mercedes-Benz dealerships. In addition, Ford Motor Credit Corporation (“FMCC”) provides us with $150.0 million of borrowing capacity for the purchase of new vehicle inventory at our Ford Dealerships, General Motors Acceptance Corporation (“GMAC”) provides us with $100.0 million of borrowing capacity for the purchase of new vehicle inventory at our GM dealerships, DCFS USA LLC (“DCFS USA”) provides us with $98.3 million of borrowing capacity for the purchase of new vehicle inventory at our Mercedes-Benz dealerships and DaimlerChrysler Financial Services Americas LLC (“DCFSA”) provides us with $50.0 million of borrowing capacity for the purchase of new vehicle inventory at our Chrysler dealerships and dealerships. In total, these commitments give us $823.3 million of floor plan borrowing capacity. In addition, we have total availability of $81.0 million under ancillary floor plan facilities with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia. Collectively we refer to these facilities as our “Floor Plan Facilities.”

The Committed Credit Facility provides us with $125.0 million of working capital borrowing capacity (the “Revolver”), accrues interest at a rate based on LIBOR and matures in March 2009. All future extensions must be approved by the Syndicate. We believe such approval would be obtained. The GMAC, DCFS USA, DCFSA, FMCC, Comerica and Navistar facilities have no stated termination date. Borrowings from the Committed Credit Facility, GMAC, DCFS USA and DCFSA facilities accrue interest based on LIBOR and borrowings from FMCC accrue interest based on the Prime Rate. The weighted average interest rate on our floor plan notes payable from continuing operations was 6.5% and 6.6% for the years ended December 31, 2007 and 2006, respectively.

Amounts borrowed under the Committed Credit Facility are secured by our tangible and intangible assets and the guarantees of each of our subsidiaries. The terms of the Committed Credit Facility require us on an ongoing basis to meet certain financial ratios, as defined in our Committed Credit Facility, including a Current Ratio of at least 1.2 to 1, a Fixed Charge Coverage Ratio of not less than 1.2 to 1, a Total Leverage Ratio of not greater than 4.5 to 1 and an Adjusted Net Worth of not less than $350.0 million. It also includes customary conditions with respect to incurring new indebtedness and places limitations on our ability to pay cash dividends and repurchase shares of our common stock.

The Committed Credit Facility also contains customary events of default, including change of control, non-payment of obligations and cross-defaults to our other indebtedness. Payments under the Committed Credit Facility may be accelerated upon the occurrence of an event of default that is not otherwise waived or cured, subject to certain provisions. As of December 31, 2007, we were in compliance with all of the covenants of the Committed Credit Facility.

Floor Plan Financing—

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory. We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “Floor plan notes payable—manufacturer affiliated” and all other floor plan notes payable “Floor plan notes payable—non-manufacturer affiliated.” As of December 31, 2007, we had $683.8 million of total floor plan notes payable outstanding including $9.9 million classified as Liabilities Associated with Assets Held for Sale. As of December 31, 2007, we had $220.5 million available for future borrowings from our Floor Plan Facilities for the purchase of new and used vehicles including $46.9 million available for borrowings using current used vehicle inventory as collateral.

We are required to make monthly interest payments on our floor plan facilities, but generally we are not required to repay the principal prior to the sale of the vehicle. The terms of certain floor plan arrangements impose upon us and our subsidiaries ongoing covenants including financial ratio requirements. As of December 31, 2007, we were in compliance with these financial covenants. Historically, certain vehicle manufacturers have offered floor plan assistance, a portion of which increase or decrease in conjunction with changes in prevailing interest rates.

In November 2006, we entered into an interest rate swap agreement that fixed $150.0 million of our floor plan notes payable for a period of two years. The weighted average annualized interest rate on our floor plan facilities was 6.5 % during the year ended December 31, 2007.

In November 2006, General Motors sold 51% of their financing subsidiary GMAC to an investment consortium led by Cerberus FIM Investors, LLC. Prior to this transaction, floor plan notes payable to GMAC were classified as Floor plan notes payable—manufacturer affiliated on the accompanying Consolidated Balance Sheets as these amounts were payable to a manufacturer affiliated lender. Following the sale of GMAC, General Motors no longer has a majority ownership of or controls GMAC and therefore beginning in December 2006, floor plan notes payable related to General Motors vehicles financed after this change in control were classified as Floorplan notes payable—non-manufacturer affiliated on the accompanying Consolidated Balance Sheets.

In March 2006, while DaimlerChrysler owned Chrysler and DCFSA, we decided to include our DaimlerChrysler dealerships in our Committed Credit Facility and as a result repaid the $85.4 million of floor plan notes payable—non-manufacturer affiliated at our then DaimlerChrysler dealerships with borrowings from DCFS USA and DCFSA, manufacturer affiliated lenders. As a result, beginning in March 2006, floor plan notes payable at our DaimlerChrysler dealerships are included in Floor plan notes payable—manufacturer affiliated on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2006, our Floor plan repayments—non-manufacturer affiliated and Floor plan notes payable—manufacturer affiliated each increased by $85.4 million on the accompanying Consolidated Statements of Cash Flows.

In March 2005, in connection with entering into our Committed Credit Facility, we repaid $334.7 million of floor plan notes payable—non-manufacturer affiliated and $93.4 million of floor plan notes payable—manufacturer affiliated with borrowings from our Committed Credit Facility. As a result, during the year ended December 31, 2005, Floor plan notes payable—manufacturer affiliated decreased by $93.4 million and Floor plan notes payable—non-manufacturer affiliated increased by $93.4 million. In addition, during the year ended December 31, 2005 our Floor plan borrowings—non-manufacturer affiliated and Floor plan repayments—non-manufacturer affiliated increased by $334.7 million.

Mortgage Notes Payable—

As of December 31, 2007, we had two real estate mortgage notes payable outstanding totaling $25.8 million. The mortgage notes payable bear interest at fixed and variable rates, including the effects of an interest rate swap (the weighted average interest rate was 6.5% for the year ended December 31, 2007). The mortgage notes payable are collateralized by the related real estate with a carrying value of $39.4 million as of December 31, 2007, and mature in 2011. The terms of our mortgage notes payable require our subsidiaries to comply with specific financial ratio requirements and other ongoing covenants. As of December 31, 2007, we were in compliance with financial ratios and other ongoing covenants required by the terms of our mortgage notes payable.

Bridge Loans—

In October 2007, we entered into two unsecured bridge loans for a total of $8.3 million to finance the purchase of real estate included in a dealership acquisition. These bridge loans mature in February 2008; however, we refinanced these loans in January 2008 into two mortgage notes payable using the related property as collateral.

Share Repurchase and Dividends

During 2007, we paid two $0.20 per share cash dividends and two $0.225 per share cash dividends totaling $28.0 million.

In February 2007, our board of directors approved a 1.3 million share repurchase program with the objective of offsetting earnings per share dilution resulting from employee share-based compensation programs. We elected to purchase all of the 1.3 million shares at $27.75 per share for $36.1 million in a single transaction.

In August 2007, our board of directors approved an additional 2.0 million share repurchase program. We purchased a total of 1.0 million shares at an average price per share of $20.59 totaling $21.0 million under a Rule 10b5-1 plan whereby we authorized the repurchase of shares of our common stock subject to certain parameters.

During 2007, we repurchased 0.1 million shares from employees for $0.8 million, which was equal to the employees’ tax liability from the exercise or vesting of share-based payment arrangements.

Covenants—

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) a Current Ratio of at least 1.2 to 1, of which our ratio was approximately 1.5 to 1 as of December 31, 2007; (ii) a Fixed Charge Coverage Ratio of at least 1.2 to 1, of which our ratio was approximately 1.7 to 1 as of December 31, 2007; (iii) a Total Leverage Ratio of not more than 4.5 to 1, of which our ratio was approximately 2.8 to 1 as of December 31, 2007 and (iv) an Adjusted Net Worth of $350.0 million, of which our adjusted net worth was approximately $455.1 million as of December 31, 2007. A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured. Certain of our lease agreements include financial ratios with the following requirements: (i) a Liquidity Ratio of at least 1.2 to 1, of which our ratio was approximately 1.4 to 1 as of December 31, 2007, and (ii) an EBITDA plus rent expense (“EBITDAR”) Ratio of at least 1.5 to 1, of which our ratio was approximately 3.1 to 1 as of December 31, 2007. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of December 31, 2007, we were in compliance with all our debt and lease agreement covenants.

Contractual Obligations—

As of December 31, 2007, we had the following contractual obligations (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Floor plan notes payable	$683,810	$—	$—	$—	$—	$—	$683,810
Operating leases	60,570	58,298	55,806	55,629	54,343	314,095	598,741
Long-term debt, including capital lease obligations(a)	1,736	1,349	1,352	22,712	115,181	333,257	475,587
Interest on long-term debt (b)	31,345	31,237	31,152	30,490	29,434	76,310	229,968
Employee compensation obligations	1,075	1,075	335	—	—	9,410	11,895

Total	$778,536	$91,959	$88,645	$108,831	$198,958	$733,072	$2,000,001

(a)	Does not include $6.7 million of fair value hedge which reduces the book value of our 8% Notes
(b)	Includes variable interest calculated using a 4.7% estimate of LIBOR

As of December 31, 2007, we had a $3.6 million liability for unrecognized tax benefits. We have not included this amount in the table above as we are not able to determine with any certainty which year such liability would be paid.

Cash Flow

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the manufacturer from which we purchase new vehicles is classified as an operating activity on the Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the manufacturer from which we purchased the related inventory while the latter are cash flows related to amounts payable to a lender not affiliated with the manufacturer from which we purchased the related inventory.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan providers require amounts borrowed for the purchase of a vehicle to be repaid immediately after that vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of manufacturer affiliated and non-manufacturer affiliated floor plan as compared to us). In addition, we include all floor plan borrowings and repayments in our operating cash flow forecasts. As a result, we use adjusted cash flow from operating activities to compare our results to forecasts. We believe that by splitting the cash flows of floor plan notes payable between operating activities and financing activities while all inventory activity is included in operating activities results in significantly different operating cash flow than when all the cash flows of floor plan notes payable are classified together in operating activities.

The non-GAAP measure “cash provided by operating activities, as adjusted” have material limitations. Cash provided by operating activities, as adjusted includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the manufacturer of the related vehicle and conversely cash (used in) provided by financing activities, as adjusted, excludes borrowings and repayments of floor plan notes payable to lenders not affiliated with the manufacturer of the related vehicle. In addition, the non-GAAP measures cash provided by operating activities, as adjusted may not be comparable to similarly titled measures of other companies. In order to compensate for these limitations we also review the related GAAP measures.

Cash (used in) provided by financing activities, as adjusted, is not presented as a measure of our performance, financial position or cash flows. We present this figure solely to show the source of the amount stated as “Floor plan notes payable – non-manufacturer affiliated” in our reconciliation of adjusted cash provided by (used in) operating activities.

We have provided a reconciliation of cash flow from operating activities and financing activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Reconciliation of Cash provided by (used in) Operating Activities to Adjusted Cash provided by Operating Activities
Cash provided by (used in) operating activities, as reported	$69,336	$128,581	$(40,457)
New vehicle floor plan (repayments) borrowings—non-manufacturer affiliated, net	77,562	(29,026)	106,618
Floor plan notes payable—manufacturer affiliated divestitures	—	13,996	16,534

Cash provided by operating activities, as adjusted	$146,898	$113,551	$82,695

Reconciliation of Cash provided by (used in) Financing Activities to Adjusted Cash used in Financing Activities
Cash provided by (used in) financing activities, as reported	$9,744	$(65,432)	$100,708
New vehicle floor plan (repayments) borrowings—non-manufacturer affiliated, net	(77,562)	29,026	(106,618)

Cash used in financing activities, as adjusted	$(67,818)	$(36,406)	$(5,910)

Operating Activities—

Net cash provided by operating activities totaled $69.3 million and $128.6 million for the years ended December 31, 2007 and 2006, respectively. Net cash used in operating activities totaled $40.5 million for the year ended December 31, 2005. Net cash provided by operating activities, as adjusted, totaled $146.9 million, $113.6 million and $82.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The increase in our cash provided by operating activities, as adjusted, for the year ended December 31, 2007, compared to the year ended December 31, 2006, was a result of (i) $48.9 million related to the timing of collection of accounts receivable and contracts-in-transit, (ii) a $15.4 million increase in net income adjusted for non-cash items, partially offset by (iii) $21.0 million related to timing of sale of inventory and repayment of the related floor plan notes payable.

Investing Activities—

Net cash used in by investing activities totaled $154.9 million and $31.2 million for the years ended December 31, 2007 and 2005, respectively. Net cash provided by investing activities totaled $8.8 million for the year ended December 31, 2006. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment, and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $57.1 million, $45.3 million and $78.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, of which $22.5 million, $15.0 million and $41.9 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the years ended December 31, 2007, 2006 and 2005, respectively. Our capital investments consisted of upgrades of our existing facilities, equipment purchases and construction of new facilities. We received $11.4 million, $3.4 million and $14.6 million in construction reimbursements from lessors in connection with our sale-leaseback agreements during the years ended December 31, 2007, 2006 and 2005, respectively. We anticipate that future capital expenditures will relate primarily to upgrading and expanding existing dealership facilities. We expect that capital expenditures during 2008 will total between $55.0 million and $65.0 million. We expect capital expenditures for 2008 to include $40.0 million to $50.0 million related to upgrades or expansion of our current facilities, of which we intend to finance approximately 60% to 70% principally through sale-leaseback agreements.

Acquisitions totaled $117.1 million for nine franchises and $24.6 million for three franchises during the years ended December 31, 2007 and 2005, respectively. We did not complete any acquisitions during the year ended December 31, 2006. Included in acquisitions for the years ended December 31, 2007 and 2005, is the purchase of new vehicle inventory, which was financed through floor plan borrowings of $27.9 million and $15.3 million, respectively, of from our Floor Plan Facilities.

During 2005, we exercised an option to purchase certain real estate in Texas on which we operate dealerships and previously leased for $57.0 million. Upon such acquisition, we immediately sold a portion of such real estate to a third party for $44.7 million and entered into a long-term operating lease with the buyer. We do not expect our rent expense on the $44.7 million of previously leased real estate to materially change.

Proceeds from the sale of assets totaled $11.7 million, $52.8 million and $102.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in the proceeds from the sale of assets for the years ended December 31, 2007, 2006 and 2005, were $5.7 million, $25.2 million and $24.9 million, respectively, associated with the sale of inventory in connection with dealership divestitures. Included in proceeds from the sale of assets for the year ended December 31, 2005, was $44.7 million associated with the sale-leaseback of the real estate that we purchased in Texas upon the exercise of the option described above. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash provided by financing activities totaled $9.7 million and $100.7 million during 2007 and 2005, respectively. Net cash used in financing activities totaled $65.4 million during 2006. Net cash used in financing activities, as adjusted, totaled $67.8 million, $36.4 million and $5.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2007, 2006 and 2005, proceeds from borrowings amounted to $283.3 million, $1.0 million and $24.5 million. The proceeds borrowings during 2007, include the issuance of $115.0 million of our 3% Notes and the issuance of our $150.0 million of our 7.625% Notes, which were used to repay all of our $250.0 million of 9% Notes. The proceeds from borrowings during 2006 and 2005, were used primarily to finance construction on our dealership facilities and general corporate purposes. In addition, during 2007 we incurred $7.9 million of debt issuance costs associated with issuances of our 3% Notes and 7.625% Notes.

During 2007, 2006 and 2005, repayments of borrowings totaled $277.8 million, $20.6 million and $50.1 million, respectively. Repayments of borrowings during 2007 was primarily a result of our decision to repay $250.0 million of our 9% Notes, including a $12.9 million premium. Repayments of borrowings during 2006 was primarily a result of our decision to repay $17.6 million of our 8% Notes. Repayments of borrowings during 2005, was primarily a result of our decision to repay certain mortgage notes payable.

During 2007 and 2005, we received net proceeds of $3.2 million and $15.1 million, respectively, from sale-leaseback transactions, where we owned real estate with substantial equity. We consider these particular transactions financing activities as we owned the real estate and related improvements prior to the sale-leaseback transaction and continue to use the dealership facilities and related real estate in our operations. We have entered into long-term lease agreements for use of the dealership facilities with the lessors.

We borrowed $27.9 million and $15.3 million, from our Floor Plan Facilities for the purchase of inventory in connection with seven and three dealership acquisitions during 2007 and 2005, respectively. We did not acquire any dealerships during 2006. We repaid $5.4 million, $11.3 million and $9.2 million of non-manufacturer affiliated floor plan notes payable associated with sale of two, four and three dealerships during 2007 and 2006, respectively.

During 2007, in connection with the issuance of our 3% Notes, we paid $19.3 million for a convertible bond hedge and sold warrants to purchase shares of our common stock at an initial price of $45.09 per share for proceeds of $8.9 million.

During 2007, we declared two $0.20 per share dividends and two $0.225 per share dividend totaling $28.0 million. During 2007, we purchased 2.3 million shares of our common stock for $57.1 million.

During 2007, 2006 and 2005 we received proceeds from the exercise of stock options totaling $3.3 million, $8.1 million and $3.6 million, respectively. In connection with the exercise and vesting of share-based awards during 2007, we repurchased 131,629 shares of common stock from employees for $0.8 million, which was equal to the employees’ tax liability from the exercise or vesting of share-based payment arrangements. In addition, we recognized $1.7 million and $2.1 million of excess tax benefits from the exercise and vesting of share-based awards during 2007 and 2006, respectively.

Sale-Leaseback Transactions

During 2007, we completed four sale-leaseback transactions resulting in the sale of $14.6 million of assets to a third party and the commencement of long-term operating leases with the buyer. We estimate the incremental annualized rent expense from these four sale-leaseback transactions is approximately $1.2 million. In addition, we had $9.2 million of completed construction projects associated with pending sale-leaseback transactions and $14.9 million of ongoing construction projects, which are included in Assets Held for Sale and Other Current Assets, respectively, on our Consolidated Balance Sheet as of December 31, 2007. We expect to complete these construction projects and commence the related long-term operating leases in 2008.

Acquisitions and Divestitures

During 2007, we acquired nine franchises (seven dealership locations), including two heavy truck franchises, for an aggregate purchase price of $117.1 million. We are actively pursuing the sale of one franchise (one dealership location) that we acquired in the third quarter of 2007. In connection with the purchase of one franchise, additional consideration may be paid to the seller if the franchise achieves specified net income levels in future periods. The additional consideration is distributable annually beginning January 1, 2009 through January 1, 2015, and we estimate the additional consideration to total approximately $2.5 million. We financed these acquisitions through the use of (i) $79.4 million of cash, (ii) $27.7 million of floor plan borrowings from our Committed Credit Facility for the purchase of new vehicle inventory, (iii) $8.3 million in bridge loans and (iv) $1.7 million of loaner vehicle financing.

During 2007, we sold two franchises (two dealership locations), which were placed into discontinued operations in 2006.

Pending Acquisitions and Divestitures

During the year ended December 31, 2007, we placed four franchises (three dealership locations) into discontinued operations, and as of December 31, 2007, five franchises (four dealership locations) were pending disposition, including one dealership location, which was not placed into discontinued operations because the cash flows will be replaced by our existing operations.

We are currently under contract to purchase one franchise (one dealership locations) for approximately $28.0 million, which we anticipate will contribute approximately $110.0 million of annual revenues. We expect to spend between $60.0 million and $90.0 million on acquisitions during 2008 that we expect will add between $200.0 million and $300.0 million of annual revenues; however, our estimates may change based on the availability of dealerships that would provide an acceptable return on our investment.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 8% Notes, our 7.625% Notes and our Committed Credit Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. As of December 31, 2007, our ability to repurchase shares of our outstanding common stock or pay cash dividends was limited to $16.1 under the most restrictive provision. Such limits are increased each quarter by 50% of net income and decreased by any dividend payments or share repurchases during the period. We paid $27.7 million in dividends during the year ended December 31, 2007.

During 2007, we declared two $0.20 per share cash dividends and two $0.225 per share cash dividends totaling $28.0 million.

In February 2007, our board of directors approved a 1.3 million share repurchase program with the objective of offsetting earnings per share dilution resulting from employee share-based compensation programs. We elected to purchase all of the 1.3 million shares at $27.75 per share for $36.1 million.

In August 2007, our board of directors approved an additional 2.0 million share repurchase program. We purchased a total of 1.0 million shares for $21.0 million under a Rule 10b5-1 plan whereby we authorized the repurchase of shares of our common stock subject to certain parameters.

During 2007, we repurchased 0.1 million shares from employees for $0.8 million, which was equal to the employees’ tax liability from the exercise or vesting of share-based payment arrangements.

Off Balance Sheet Transactions

We had no off balance sheet transactions during the years presented other than those disclosed in Notes 20 and 21 of our consolidated financial statements.

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

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 7% and 21%. Our F&I chargebacks for the years ending December 31, 2007, 2006 and 2005 were $20.8 million, 17.1 million and 14.6 million, respectfully. Our chargeback reserves were $16.1 million and $14.1 million as of December 31, 2007 and 2006, respectively. A 1% change in our estimate for all our products would have changed our finance and insurance, net by approximately $0.9 million

Used Vehicle Inventory Lower of Cost or Market Reserve—

Our used vehicle inventory is stated at the lower of cost or market. We use the specific identification method to value our vehicle inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for used vehicles, we consider (i) the aging of used vehicles, (ii) loss histories of used vehicles and (iii) current market conditions.

Our used vehicle loss histories have indicated that our losses range between 2-4% of our used vehicle inventory. Our used vehicle losses for the years ending December 31, 2007, 2006 and 2005 were $13.6 million, 12.5 million and 13.4 million, respectively. As of December 31, 2007, our used vehicle loss reserve was $3.4 million or 3.4% of used vehicle inventory. Each 1% change in our estimate would change our used vehicle reserve approximately $1.0 million.

Insurance Reserves—

We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of December 31, 2007 and 2006, we had $8.4 million and $5.9 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Insurance losses for the years ended December 31, 2007, 2006 and 2005 totaled $22.7 million, $22.3 million and $19.9 million, respectively.

Goodwill and Manufacturer Franchise Rights—

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and the fact that all components are economically similar, we qualify as a single reporting unit for purposes of testing goodwill for impairment. Our dealership general managers are responsible for customer facing activities, including inventory management and advertising and personnel decisions; and have the flexibility to respond to local market conditions. The corporate management team, with input from the regional management teams, is responsible for infrastructure and general strategy decisions.

The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Due to the fact that manufacturer franchise rights are specific to the location in which we acquire a dealership, we have determined that the dealership is the reporting unit for purposes of testing franchise rights for impairment.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and indefinite lived manufacturer franchise rights for impairment annually on October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that manufacturer franchise rights become impaired due to decreases in fair market value of our individual franchises or to the extent that goodwill becomes impaired due to decreases in the fair market value of our automotive retail business.

The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes.

In addition to the testing above, which is done on an annual basis, management uses certain indicators to evaluate whether the carrying value of goodwill and other intangible assets may not be recoverable, such as (i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a forecast that demonstrates continuing declines in the cash flow of an entity or inability of an entity to improve its operations to forecasted levels and (ii) a significant adverse change in the business climate, whether structural or technological, that could affect the value of an entity.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB’) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, SFAS 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. SFAS 160 is effective for the Company’s 2009 fiscal year. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of SFAS No. 160 will not impact our consolidated financial statements as we do not have any minority interests in our subsidiaries.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We expect the adoption of SFAS 141R to decrease our Other Operating Income (Expense), net by approximately $0.1 million to $0.3 million per acquisition.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires the recognition of a realized tax benefit associated with the dividends on affected securities charged to retained earnings as an increase in additional paid-in capital (“APIC”). The amount recognized in APIC should be included in the APIC pool. When an entity’s estimate of forfeitures increases or actual forfeitures exceed its estimates, the amount of tax benefits previously recognized in APIC should be reclassified into the income statement; however, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF Issue No. 06-11 is effective for fiscal periods beginning after December 31, 2007. We do not expect the adoption of EITF Issue No. 06-11 to have a material financial impact to our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements and disclosures.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties and disclosure. On January 1, 2007, we adopted FIN 48. The initial application of FIN 48 to our tax positions had no impact on Shareholders’ Equity. We did not record a cumulative effect adjustment related to the adoption of FIN 48.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

The following operating performance measures (i) cash provided by operating activities, as adjusted, (ii) dealership generated F&I gross profit PVR, (iii) adjusted SG&A expenses as a percentage of adjusted gross profit and (iv) adjusted income from continuing operations, are not measures of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as cash provided by operating activities, F&I gross profit PVR, SG&A as percentage of gross profit and income from continuing operations. These non-GAAP operating performance measures have material limitations and as a result should be evaluated in conjunction with the directly comparable GAAP measure. One limitation is that these non-GAAP measures are not defined by GAAP and our definition of each measure may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Other limitations of these non-GAAP measures are discussed below. In order to compensate for these limitations we also review the related GAAP measures. Investors should not consider the non-GAAP measures in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Adjusted cash provided by (used in) operating

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the manufacturer from which we purchase new vehicles is classified as an operating activity on the Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the manufacturer from which we purchased the related inventory while the latter are cash flows related to amounts payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. No other differences exist.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan providers require amounts borrowed for the purchase of a vehicle to be repaid immediately after that vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of manufacturer affiliated and non-manufacturer affiliated floor plan as compared to us). In addition, we include all floor plan borrowings and repayments in our operating cash flow forecasts. As a result, we use adjusted cash flow from operating activities to compare our results to forecasts. We believe that by splitting the cash flows of floor plan notes payable between operating activities and financing activities while all inventory activity is included in operating activities results in significantly different operating cash flow than when all the cash flows of floor plan notes payable are classified together in operating activities.

The non-GAAP measure “cash provided by operating activities, as adjusted” have material limitations. Cash provided by operating activities, as adjusted includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the manufacturer of the related vehicle and conversely cash (used in) provided by financing activities, as adjusted, excludes borrowings and repayments of floor plan notes payable to lenders not affiliated with the manufacturer of the related vehicle. In addition, the non-GAAP measure cash provided by operating activities, as adjusted may not be comparable to similarly titled measures of other companies. In order to compensate for these limitations we also review the related GAAP measures.

Cash (used in) provided by financing activities, as adjusted, is not presented as a measure of our performance, financial position or cash flows. We present this figure solely to show the source of the amount stated as “Floor plan notes payable – non-manufacturer affiliated” in our reconciliation of adjusted cash provided by (used in) operating activities.

We have provided a reconciliation of cash flow from operating activities and financing activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	2007	2006	2005
	(In thousands)
Reconciliation of Cash provided by (used in) Operating Activities to Adjusted Cash provided by Operating Activities
Cash provided by (used in) operating activities, as reported	$69,336	$128,581	$(40,457)
New vehicle floor plan (repayments) borrowings—non-manufacturer affiliated, net	77,562	(29,026)	106,618
Floor plan notes payable—manufacturer affiliated divestitures	—	13,996	16,534

Cash provided by operating activities, as adjusted	$146,898	$113,551	$82,695

Reconciliation of Cash provided by (used in) Financing Activities to Adjusted Cash used in Financing Activities
Cash provided by (used in) financing activities, as reported	$9,744	$(65,432)	$100,708
New vehicle floor plan (repayments) borrowings—non-manufacturer affiliated, net	(77,562)	29,026	(106,618)

Cash used in financing activities, as adjusted	$(67,818)	$(36,406)	$(5,910)

Dealership Generated F&I Gross Profit PVR—

We evaluate our F&I performance on a PVR basis by dividing our total F&I gross profit by the number of retail vehicles sold during the period. During 2003, we renegotiated a contract with one of our third-party F&I product providers, which resulted in the recognition of income that was not attributable to retail vehicles sold during the year. We believe that dealership generated F&I, which excludes the additional revenue derived from contracts negotiated by our corporate office, provides a measure of our F&I operating performance as used by management to operate the business. However, this non-GAAP measure has material limitations including the fact that although we believe the recognition of corporate generated F&I gross profit is infrequent and that we do not expect to recognize corporate generate F&I gross profit in the future, we cannot assure you that we will not recognize similar amounts of F&I gross profit in the future. In order to compensate for these limitations we also review the related GAAP measures.

The following table reconciles F&I, net to dealership generated F&I, and provides the necessary components to calculate dealership generated F&I PVR (in thousands, except for unit and per vehicle data):

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
F&I, net (as reported)	$162,189	$154,894	$146,566
Less: corporate generated F&I gross profit	—	(1,685)	(4,822)
Less: corporate generated F&I gain	—	(3,400)	—

Dealership generated F&I	$162,189	$149,809	$141,744

Retail units sold:
New retail units	101,871	103,100	101,158
Used retail units	60,764	62,132	58,625

Total	162,635	165,232	159,783

SG&A Expenses as a percentage of adjusted gross profit

Our operations during the twelve months ended December 31, 2007 were impacted by legal claims arising in, and before, the year 2003. Our operations during the twelve months ended December 31, 2006 were impacted by the sale of our remaining interest in a pool of extended service contracts. We believe that an alternative comparison, as used by management to compare actual results to forecasted results, of our SG&A as a percentage of adjusted gross profit can be made by adjusting for these items based on the fact that we believe these items are not core dealership operating items and should not be considered when forecasting our future results.

The non-GAAP measures “adjusted gross profit” contains material limitations. Although we believe that corporate generated F&I gross profit is infrequent and although we do not expect to recognize this item in the future we cannot assure you that this type of item will not recur in the future. In addition, our gross profit may not be comparable with gross profit of other companies to the extent that other companies recognize similar items in gross profit and do not provide disclosure of the amounts. In order to compensate for these limitations we also review the related GAAP measures.

The following table reconciles gross profit to adjusted gross profit, and provides the necessary components to calculate SG&A expenses as a percentage of adjusted gross profit:

	For the Years Ended December 31
	2007	2006
	(In thousands)
SG&A expenses	$685,632	$663,856
Legal settlements expense	(2,511)	—

Adjusted SG&A expense	$683,121	$663,856

Gross profit	$889,444	$870,778
Corporate generated F&I gain	—	(3,400)

Adjusted gross profit	$889,444	$867,378

Adjusted SG&A expenses as a percentage of adjusted gross profit	76.8%	76.5%

	For the Years Ended December 31
	2006	2005
	(In thousands)
SG&A expenses	$663,856	$627,146
Share-based compensation	(4,955)	—

Adjusted SG&A expense	$658,901	$627,146

Gross profit	$870,778	$806,952
Corporate generated F&I gain	(3,400)	—

Adjusted gross profit	$867,378	$806,952

Adjusted SG&A expenses as a percentage of adjusted gross profit	76.0%	77.7%

Adjusted income from continuing operations

Our income from continuing operations during 2007 was impacted by (i) retirement benefits expense associated with the retirement of our former CEO, (ii) expenses related to a secondary offering for which we did not receive any proceeds, (iii) a loss on extinguishment of long-term debt, and (iv) legal claims arising in, and before, the year 2003. Our income from continuing operations during 2006 was impacted by (i) the sale of our remaining interest in a pool of extended service contracts, (ii) a gain recognized on the sale of a franchise in which the dealership facility was retained, (iii) our decision to abandon certain strategic projects, (iv) expenses related to the extinguishment of long-term debt and (v) expenses related to two secondary stock offerings. We believe that an alternative comparison of our income from continuing operations, as used by management to compare actual results to forecasted results, can be made by adjusting for these items based on the fact that we believe these items are not core dealership operating items and should not be considered when forecasting our future results.

The non-GAAP measures “adjusted income from continuing operations” contain material limitations. Although we believe that retirement benefits expense, corporate generated F&I gross profit, reorganization benefits (expenses), abandoned strategic project expenses, secondary stock offering expenses and losses from the extinguishment of long-term debt are infrequent and although we do not expect to recognize these items in the future we cannot assure you that we will not recognize them in the future. In addition, our income from continuing operations may not be comparable with income from continuing operations of other companies to the extent that other companies recognize similar items in income from continuing operations and do not provide disclosure of the amounts. In order to compensate for these limitations we also review the related GAAP measures.

	For the Years Ended December 31,
	2007	2006
	(In thousands)
Net income	$50,955	$60,749
Discontinued operations, net of tax	3,331	6,340

Income from continuing operations	54,286	67,089
Adjusting items:
Loss on extinguishment of long-term debt, net of tax	11,577	717
Retirement benefits expense, net of tax	1,844	—
Legal settlement expense, net of tax	1,569	—
Secondary stock offering expenses *	270	1,073
Corporate generated F&I gain, net of tax	—	(2,130)
Gain on sale of franchise, net of tax	—	(1,565)
Abandoned strategic project expenses, net of tax	—	1,039

Adjusted income from continuing operations	$69,546	$66,223

*	Secondary offering expenses are not deductible for tax purposes; therefore, no tax benefit has been reflected.

In addition to the items discussed above, effective January 1, 2006, we adopted SFAS No. 123R under the modified prospective transition method and therefore recorded share-based compensation expense under the fair value method for the year ended December 31, 2006. Prior to January 1, 2006, share-based compensation expense was recorded under the intrinsic value method and therefore we did not recognize any share-based compensation expense. As a result, we believe that an alternative comparison of our income from continuing operations, as used by management to compare actual results to budgeted results, can be made by adjusting for these items based on the fact that we believe these items are not core dealership operating items and should not be considered when forecasting our future results.

	For the Years Ended December 31,
	2006	2005
	(In thousands)
Net income	$60,749	$61,081
Discontinued operations, net of tax	6,340	(3,313)

Income from continuing operations	67,089	57,768
Adjusting items:
Share-based compensation, net of tax	3,105	—
Corporate generated F&I gain, net of tax	(2,130)	—
Gain on sale of franchise, net of tax	(1,565)	—
Secondary stock offering expenses *	1,073	—
Abandoned strategic project expenses, net of tax	1,039	—
Loss on extinguishment of long-term debt, net of tax	717	—
Reorganization expenses, net of tax	—	2,598
Reorganization benefit, net of tax	—	(2,114)

Adjusted income from continuing operations	$69,328	$58,252

*	Secondary offering expenses are not deductible for tax purposes; therefore, no tax benefit has been reflected.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $554.5 million of total variable rate debt (including floor plan notes payable) outstanding as of December 31, 2007, a 1% change in interest rates would result in a change of approximately $5.5 million to our annual other interest expense.

We received $26.1 million of interest credit assistance from certain automobile manufacturers during the year ended December 31, 2007. Interest credit assistance reduced cost of sales (including amounts classified as discontinuing operations) for the year ended December 31, 2007 by $22.3 million and reduced new vehicle inventory by $7.8 million and $4.1 million as of December 31, 2007 and 2006, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk

In November 2006, we entered into an interest rate swap agreement with a notional principal amount of $150.0 million as a hedge against the changes in interest rates of our variable rate floor plan notes payable for a period of two years beginning in November 2006. The swap agreement was designated and qualifies as a cash flow hedge of future changes in interest rates of our variable rate floor plan notes payable and is not expected to contain any ineffectiveness. As of December 31, 2007 and 2006, the swap agreement had a fair value of $1.5 million and $0.2 million, respectively, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

We have an interest rate swap with a current notional principal amount of $13.5 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. Under the terms of the swap agreement, we make payments based on a fixed rate of 6.08% and receive a variable rate cash flows based on one-month LIBOR. As of December 31, 2007 the swap agreement had a fair value of $0.2 million and is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets. As of December 31, 2006 the swap agreement had a fair value of $0.3 million and is included in Other Long-Term Assets on the accompanying Consolidated Balance Sheets.

Three of our interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Consolidated Balance Sheet as of December 31, 2007, was $2.5 million ($1.5 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Consolidated Statements of Income. Amortization of these terminated cash flow swaps totaled $0.9 million for the year ended December 31, 2007. In addition, included as a reduction to our 8% Notes as of December 31, 2007, was $6.7 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Consolidated Statements of Income. Amortization of this terminated fair value swap totaled $1.1 million for the year ended December 31, 2007 and will total $1.1 million for the year ended December 31, 2008.

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock with Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”). The convertible note hedge transaction requires the Counterparties to deliver to us, subject to customary anti-dilution adjustments, all shares issuable upon conversion of the 3% Notes. The effect of the convertible note hedge transactions is to unwind the conversion feature of the 3% Notes. Under the terms of the convertible note hedge transactions we will receive shares from the Counterparties in the event of a conversion of our 3% Notes.

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. The strike price was adjusted to $45.0385 in the third quarter of 2007 as a result of our decision to increase our quarterly dividend to $0.225. Under the terms of the warrant transactions we are required to issue shares of our common stock to the Counterparties in the event of a conversion of our 3% Notes at a strike price above $45.0385.

The convertible note hedge and warrant transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of conversion is between $33.99 and $45.0385.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asbury Automotive Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asbury Automotive Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 16 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 29, 2008

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,354	$129,170
Contracts-in-transit	116,135	126,012
Accounts receivable (net of allowance of $678 and $648, respectively)	132,830	167,562
Inventories	769,992	775,313
Deferred income taxes	12,291	13,961
Assets held for sale	34,075	25,947
Other current assets	73,745	55,099

Total current assets	1,192,422	1,293,064
PROPERTY AND EQUIPMENT, net	238,581	202,584
GOODWILL	483,301	447,996
OTHER LONG-TERM ASSETS	101,996	87,193

Total assets	$2,016,300	$2,030,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$193,748	$319,896
Floor plan notes payable—non-manufacturer affiliated	480,203	380,881
Current maturities of long-term debt	1,736	1,865
Accounts payable and accrued liabilities	186,121	174,526
Liabilities associated with assets held for sale	9,859	3,887

Total current liabilities	871,667	881,055
LONG-TERM DEBT	473,851	454,010
DEFERRED INCOME TAXES	51,741	53,991
OTHER LONG-TERM LIABILITIES	34,816	29,948
COMMITMENTS AND CONTINGENCIES (Notes 20 and 21)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized 36,258,961 and 35,071,401 shares issued, including shares held in treasury, respectively	363	351
Additional paid-in capital	440,434	431,725
Retained earnings	219,356	196,393
Treasury stock, at cost; 4,677,261 and 1,536,706 shares held, respectively	(73,319)	(14,559)
Accumulated other comprehensive loss	(2,609)	(2,077)

Total shareholders’ equity	584,225	611,833

Total liabilities and shareholders’ equity	$2,016,300	$2,030,837

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
REVENUES:
New vehicle	$3,385,225	$3,425,074	$3,267,935
Used vehicle	1,462,920	1,443,899	1,315,907
Parts, service and collision repair	702,633	670,520	626,443
Finance and insurance, net	162,189	154,894	146,566

Total revenues	5,712,967	5,694,387	5,356,851
COST OF SALES:
New vehicle	3,145,107	3,182,337	3,042,120
Used vehicle	1,338,924	1,310,852	1,198,774
Parts, service and collision repair	339,492	330,420	309,005

Total cost of sales	4,823,523	4,823,609	4,549,899

GROSS PROFIT	889,444	870,778	806,952
OPERATING EXPENSES:
Selling, general and administrative	(685,632)	(663,856)	(627,146)
Depreciation and amortization	(21,492)	(20,061)	(19,441)
Other operating (expense) income, net	(958)	1,485	(552)

Income from operations	181,362	188,346	159,813
OTHER INCOME (EXPENSE):
Floor plan interest expense	(43,107)	(40,533)	(27,597)
Other interest expense	(39,245)	(44,185)	(40,841)
Interest income	4,336	5,111	966
Loss on extinguishment of long-term debt	(18,523)	(1,144)	—

Total other expense, net	(96,539)	(80,751)	(67,472)

Income before income taxes	84,823	107,595	92,341
INCOME TAX EXPENSE	30,537	40,506	34,573

INCOME FROM CONTINUING OPERATIONS	54,286	67,089	57,768
DISCONTINUED OPERATIONS, net of tax	(3,331)	(6,340)	3,313

NET INCOME	$50,955	$60,749	$61,081

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.67	$2.02	$1.77
Discontinued operations	(0.10)	(0.19)	0.10

Net income	$1.57	$1.83	$1.87

Diluted—
Continuing operations	$1.63	$1.97	$1.76
Discontinued operations	(0.10)	(0.19)	0.10

Net income	$1.53	$1.78	$1.86

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,463	33,187	32,691
Stock options	425	673	205
Performance share units	452	207	—

Diluted	33,340	34,067	32,896

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2004	34,163,759	$342	$413,094	$87,905	1,586,587	$(15,032)	$(4,577)	$481,732
Comprehensive Income:
Net income	—	—	—	61,081	—	—	—	61,081
Change in fair value of cash flow swaps, net of $(594) tax expense	—	—	—	—	—	—	990	990

Comprehensive income	—	—	—	61,081	—	—	990	62,071

Issuance of common stock in connection with the exercise of stock options, including $381 tax benefit	271,493	2	3,960	—	—	—	—	3,962
Shared-based compensation	—	—	1	—	—	—	—	1

Balances, December 31, 2005	34,435,252	$344	$417,055	$148,986	1,586,587	$(15,032)	$(3,587)	$547,766
Comprehensive income:
Net income	—	—	—	60,749	—	—	—	60,749
Change in fair value of cash flow swaps, net of ($659) tax expense	—	—	—	—	—	—	1,022	1,022
Amortization of terminated cash flow swaps, net of $(308) tax expense	—	—	—	—	—	—	488	488

Comprehensive income	—	—	—	60,749	—	—	1,510	62,259

Dividends	—	—	—	(13,342)	—	—	—	(13,342)
Issuance of common stock in connection with the exercise of stock options, including $2,117 tax benefit	636,149	7	9,715	—	(49,881)	473	—	10,195
Share-based compensation	—	—	4,955	—	—	—	—	4,955

Balances, December 31, 2006	35,071,401	$351	$431,725	$196,393	1,536,706	$(14,559)	$(2,077)	$611,833
Comprehensive Income:
Net income	—	—	—	50,955	—	—	—	50,955
Change in fair value of cash flow swaps, net of $708 tax benefit	—	—	—	—	—	—	(1,105)	(1,105)
Amortization of terminated cash flow swaps, net of $(320) tax expense	—	—	—	—	—	—	573	573

Comprehensive income	—	—	—	50,955	—	—	(532)	50,423

Dividends	—	—	—	(27,992)	—	—	—	(27,992)
Share-based compensation	—	—	5,942	—	—	—	—	5,942
Issuance of common stock in connection share-based payment arrangements, including $1,687 tax benefit	1,187,560	12	5,815	—	—	—	—	5,827

Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	820,555	(1,704)	—	(1,704)
Purchases of treasury shares . . .	—	—	—	—	2,320,000	(57,056)	—	(57,056)
Purchase of equity call option . .	—	—	(19,309)	—	—	—	—	(19,309)
Sale of equity warrants. . . . . . .	—	—	8,924	—	—	—	—	8,924
Deferred income tax benefit associated with equity call option. .	—	—	7,337	—	—	—	—	7,337

Balances, December 31, 2007	36,258,961	$363	$440,434	$219,356	4,677,261	$(73,319)	$(2,609)	$584,225

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$50,955	$60,749	$61,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	21,492	20,061	19,441
Share-based compensation	5,942	4,955	1
Deferred income taxes	6,864	7,198	(916)
Loss on extinguishment of long-term debt	18,523	1,144	—
Loaner vehicle amortization	6,991	6,274	5,229
Other adjustments	9,244	4,255	7,113
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	9,877	(3,762)	(16,890)
Accounts receivable	14,418	(20,190)	(35,129)
Proceeds from the sale of accounts receivable	20,284	19,591	16,867
Inventories	59,770	(47,010)	56,541
Other current assets	(44,706)	(34,814)	(35,917)
Floor plan notes payable—manufacturer affiliated	(120,532)	129,781	(123,247)
Floor plan notes payable—manufacturer affiliated divestitures	—	(13,996)	(16,534)
Accounts payable and accrued liabilities	11,681	(8,594)	25,823
Excess tax benefits from share-based payment arrangements	(1,687)	(2,117)	—
Other long-term assets and liabilities, net	220	5,056	(3,920)

Net cash provided by (used in) operating activities	69,336	128,581	(40,457)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—internally financed	(34,663)	(30,307)	(36,123)
Capital expenditures—externally financed	(22,471)	(14,969)	(41,940)
Construction reimbursements associated with sale-leaseback agreements	11,405	3,383	14,630
Acquisitions	(117,123)	—	(24,613)
Purchase of previously leased real estate	—	—	(44,701)
Proceeds from the sale of assets	11,650	52,797	102,589
Other investing activities	(3,694)	(2,077)	(992)

Net cash (used in) provided by investing activities	(154,896)	8,827	(31,150)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-manufacturer affiliated	2,736,136	2,476,160	3,145,343
Floor plan borrowings—acquisitions	27,866	—	15,339
Floor plan repayments—non-manufacturer affiliated	(2,658,613)	(2,507,186)	(3,038,939)
Floor plan repayments— non-manufacturer affiliated divestitures	(5,384)	(11,252)	(9,208)
Payments of dividends	(27,663)	(13,342)	—
Proceeds from borrowings	283,320	987	24,531
Repayments of borrowings	(277,832)	(20,634)	(50,096)
Payments of debt issuance costs	(7,949)	(360)	(4,975)
Proceeds from the sale of warrants	8,924	—	—
Purchase of equity call option	(19,309)	—	—
Purchases of treasury stock	(57,056)	—	—
Proceeds from the sale of assets associated with sale-leaseback agreements	3,181	—	15,132
Excess tax benefits from share-based payment arrangements	1,687	2,117	—
Repurchase of common stock associated with net share settlement of employee share-based awards	(820)	—	—
Proceeds from the exercise of stock options	3,256	8,078	3,581

Net cash provided (used) by financing activities	9,744	(65,432)	100,708

Net (decrease) increase in cash and cash equivalents	(75,816)	71,976	29,101
CASH AND CASH EQUIVALENTS, beginning of year	129,170	57,194	28,093

CASH AND CASH EQUIVALENTS, end of year	$53,354	$129,170	$57,194

See Note 19 for supplemental cash flow information

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(December 31, 2007, 2006 and 2005)

1.	DESCRIPTION OF BUSINESS

We are one of the largest automotive retailers in the United States, operating 124 franchises (93 dealership locations) in 22 metropolitan markets within 11 states as of December 31, 2007. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 35 domestic and foreign brands of new vehicles, including six heavy truck brands. We also operate 24 collision repair centers that serve our markets.

We developed our dealership portfolio through the acquisition of large, locally branded dealership groups operating throughout the United States. We complemented these large dealership groups with the purchase of numerous single point dealerships and small dealership groups in our existing market areas (referred to as “tuck-in acquisitions.”) We continue to use tuck-in acquisitions to increase the number of vehicle brands we offer in a particular market area and to create a larger gross profit base over which to spread overhead costs. Our retail network is currently organized into primarily four regions and includes nine dealership groups: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our North Point dealerships operating in Little Rock, Arkansas and our California dealerships operating in Los Angeles, Sacramento and Fresno), (iii) Mid-Atlantic (comprising our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia). Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. In addition, certain items have been reclassified to conform to current presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed quarterly and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, reserves for self-insurance programs, reserves for certain legal proceedings, and reserves for estimated tax liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments in money market accounts.

Contracts-In-Transit

Contracts-in-transit represent receivables from unrelated finance companies for the portion of the vehicle purchase price financed by customers through sources arranged by us. These contracts-in-transit are collected within the first week following the sale of the related vehicles but not usually longer than 30 days.

Inventories

Inventories are stated at the lower of cost or market. We use the specific identification method to value vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for new and used vehicles, we consider (i) the aging of new and used vehicles, (ii) loss histories of new and used vehicles, (iii) the timing of annual and model changeovers of new vehicles and (iv) current market conditions. Our new vehicle loss histories have indicated that our losses range between 1% to 3% of our new vehicle inventory greater than 300 days old, as we very rarely sell a new vehicle that is less than 300 days old for a loss. Additionally, we receive advertising and interest credit assistance from certain automobile manufacturers. In accordance with Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” manufacturer advertising credits that are reimbursements of costs associated with specific advertising programs are recognized as a reduction of advertising expense in the period they are earned. All other manufacturer advertising and interest credits are accounted for as purchase discounts and are recorded as a reduction of inventory and recognized in New Vehicle Cost of Sales in the accompanying Consolidated Statements of Income in the period the related inventory is sold.

Sale-Leaseback Transactions

We utilize sale-leaseback transactions to (i) finance the construction of new dealership facilities and upgrades to our existing facilities and (ii) to generate liquidity when owned real estate has substantial equity (i.e., a relatively small mortgage liability as compared to the sale value of the real estate).

We enter into definitive sale-leaseback agreements to finance the construction of new dealership facilities and upgrades to our existing facilities with unaffiliated third parties prior to the commencement of construction. The agreements include the lease rate and lease term among other customary conditions. During the construction period we capitalize the costs of construction in Other Current Assets on the accompanying Consolidated Balance Sheets, to the extent that we expect to receive the related reimbursements within one year from the balance sheet date. We record construction reimbursements during construction from unaffiliated third parties in Accrued Liabilities on the accompanying Consolidated Balance Sheets. Upon completion of construction, we reclassify all construction costs to Assets Held for Sale and any construction reimbursements to Liabilities Associated with Assets Held for Sale on the accompanying Consolidated Balance sheets until receipt of the final reimbursement, which is typically within the quarter following the completion of construction. Upon receipt of the final reimbursement we remove the related assets and any related construction reimbursements from our Consolidated Balance Sheets and commence long-term operating leases with the unaffiliated third party.

When entering into sale-leaseback transactions to generate liquidity, we remove the assets (i.e., real estate and dealership facilities) from our books and enter into a lease agreement for assets sold from the third-party. In accordance with paragraph 33 of SFAS 13, any profit on the sale is deferred and amortized on a straight-line basis over the lease term and any loss is recognized immediately.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. All depreciation is included in Depreciation and Amortization on the accompanying Consolidated Statements of Income. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the useful life of the related asset. The range of estimated useful lives is as follows (in years):

Buildings and improvements	10-40
Machinery and equipment	5-10
Furniture and fixtures	3-10
Company vehicles	3-5

Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of such assets, are expensed as incurred.

We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we conduct our annual impairment test of our long-lived assets, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected to result from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate the impairment to be, if any, the excess of the carrying amount over the fair market value and the impairment loss would be charged to operations in the period identified.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and the fact that all components are economically similar, we qualify as a single reporting unit for purposes of testing goodwill for impairment. Our dealership general managers are responsible for customer facing activities, including inventory management and advertising and personnel decisions; and have the flexibility to respond to local market conditions. The corporate management team, with input from the regional management teams, is responsible for infrastructure and general strategy decisions.

The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Due to the fact that manufacturer franchise rights are specific to the location in which we acquire a dealership, we have determined that the dealership is the reporting unit for purposes of testing franchise rights for impairment.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and indefinite lived manufacturer franchise rights for impairment annually on October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that manufacturer franchise rights become impaired due to decreases in fair market value of our individual franchises or to the extent that goodwill becomes impaired due to decreases in the fair market value of our automotive retail business.

All other intangible assets are deemed to have definite lives and are amortized on a straight-line basis over the life of the asset ranging from 3 to 15 years and are tested for impairment when circumstances indicate that the carrying value of the asset might be impaired.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owner life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying amounts of our accounts receivable, notes receivable, restricted investments, accounts payable, floor plan notes payable and interest rate swap agreements approximate fair value due either to length of maturity or existence of variable interest rates, which approximate market rates. As of December 31, 2007, our 8% Senior Subordinated Notes due 2012 (“8% Notes”), 7.625% Senior Subordinated Notes due 2017 (7.625% Notes”) and our 3% Convertible Notes due 2014 (“3% Notes”) had a carrying value of $179.4 million (excluding the effects of our fair value hedge), $150.0 million, and $115.0 million, respectively, and a fair market value, based on current market prices, of $169.6 million, $132.8 million, and $89.7 million, respectively.

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

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Consolidated Statements of Income. We recognized minor ineffectiveness during the years ended December 31, 2007, 2006, and 2005.

Insurance

We are self insured for employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs for workers compensation, property and general liability claims. We maintain and review monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers such as account administrators and actuaries to help us accumulate and assess this information.

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

In addition to the commissions we receive on the sale of third-party warranty and insurance products, we also have contingent revenue arrangements with third-party administrators whereby we will potentially receive retrospective payments in the future. These payments, if any, represent the amount of funds available to pay future claims in excess of what is actually used to pay claims on the related policies. These payments are determined by the third-party administrator when they believe that the pool of contracts have matured enough to determine that excess funds exist. The amount of retrospective payments is contingent on the claim performance (i.e. the amount of the funds used to pay customer claims). If the claim performance is such that no excess funds are predicted to exist at the maturity of the related contract, then no retrospective commissions are paid. As a result, we do not record retrospective commissions until such a time that the payment has been confirmed by the third-party administrator to the contracts, because that is the first time that the amount is fixed and determinable.

Internal Profit

Revenues and expenses associated with the internal work performed by our service department on new and used vehicles are eliminated in consolidation. The gross profit earned by our service departments for internal work performed is included as a reduction of Parts, Service and Collision Repair Cost of Sales on the accompanying Consolidated Statements of Income. The costs incurred by our new and used departments for work performed by our service departments is included in New Vehicle Cost of Sales and Used Vehicle Costs of Sales on the accompanying Consolidated Statements of Income, depending on the type of vehicle serviced. We maintain an internal profit reserve for internal profit on vehicles that have not been sold.

Share-Based Compensation

We record share-based compensation expense under the fair value method of SFAS No. 123R “Share-Based Payment” on a straight-line basis over the vesting period. We adopted SFAS 123R effective January 2006, under the modified prospective transition method and therefore, our consolidated financial statements as of and for the year ended December 31, 2005 have not been restated. Prior to January 2006, including the years ended December 31, 2005, we recorded share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB Opinion No. 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.

Earnings Per Share

Basic earnings per share is computed by dividing net income by our weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the year. There were no adjustments to the numerator necessary to compute diluted earnings per share. During 2007, we issued warrants that upon exercise, may result in the issuance of between 3,382,978 and 6,765,957 shares of our common stock. In addition, during 2007, we issued $115.0 million of 3% Notes, which are convertible into our common stock at an initial exercise price of $33.99. The shares issuable upon exercise of warrants and 3% Notes could potentially dilute basic earnings per share in the future; however, were not included in the computation of diluted earnings per share, because they are currently anti-dilutive.

Advertising

We expense production and other costs of advertising as incurred and media when the advertising initially takes place, net of certain advertising credits and other discounts. Advertising expense from continuing operations totaled $49.8 million, $48.3 million and $48.9 million for the years ended December 31, 2007, 2006 and 2005, net of earned advertising credits and volume discounts of $7.6 million, $7.6 million and $7.0 million, respectively, and is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income.

Construction Period Rent

In accordance with FASB Staff Position FAS13-1 “Accounting for Rental Costs Incurred during a Construction Period,” beginning in January 2006, we began expensing all construction period rent as incurred. Prior to January 1, 2006, we capitalized rent associated with real estate under construction and, upon completion of the construction, we began amortizing the construction period rent over the remaining life of the lease.

Income Taxes

We use the liability method to account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. In addition, we record liabilities for unrecognized tax benefits in accordance with FIN 48.

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Consolidated Balance Sheets as of December 31, 2007 and 2006, have been classified to Assets Held for Sale and Liabilities Associated with Assets Held for Sale, to the extent that they were held for sale at each balance sheet date. The accompanying Consolidated Statements of Income for the years ended December 31, 2006 and 2005 have been reclassified to reflect the results of franchises sold during 2007 or held for sale as of December 31, 2007 as if we had classified those franchises as discontinued operations during the respective years presented.

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

In November 2006, General Motors sold 51% of their financing subsidiary General Motors Acceptance Corporation (“GMAC”) to an investment consortium led by Cerberus FIM Investors, LLC. Prior to this transaction, the net change in floor plan notes payable to GMAC was classified as an operating activity on the accompanying Consolidated Statements of Cash Flows as borrowings and repayments of floor plan notes payable at our General Motors dealerships were with a manufacturer affiliated lender. Floor plan notes payable related to vehicles financed prior to this change in control were classified as Floor plan notes payable—manufacturer affiliated on the accompanying Consolidated Balance Sheets, with subsequent repayments classified as an operating activity, since these GMAC borrowings occurred while General Motors had control of GMAC. Following the sale of GMAC, GM no longer has a majority ownership of or controls GMAC, and therefore, beginning in December 2006, floor plan notes payable related to vehicles financed after this change in control are classified as Floor plan notes payable—non-manufacturer affiliated on the accompanying Consolidated Balance Sheets, with the related borrowings and repayments presented separately as financing activities on the accompanying Consolidated Statements of Cash Flows.

Loaner vehicle activity accounts for a significant portion of Other Current Assets on the accompanying Consolidated Statements of Cash Flows. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. While loaner vehicles are initially used by our service department for use in our business, these vehicles are used in such capacity for a short period of time (typically six to twelve months) before we sell them. Therefore we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventory on the accompanying Consolidated Statements of Cash Flows.

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

Tax benefits related to share-based awards that are fully vested prior to the adoption of SFAS No. 123R are included as cash inflows from financing activities on the accompanying Consolidated Statements of Cash Flows. Excess tax benefits related to share-based awards that are partially vested upon or granted after the adoption of SFAS No. 123R are included as cash inflows from financing activities on the accompanying Consolidated Statements of Cash Flows.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash deposits. We maintain cash balances in financial institutions with strong credit ratings. Generally, amounts invested with financial institutions are in excess of FDIC insurance limits.

Concentrations of credit risk with respect to contracts-in-transit and accounts receivable are limited primarily to automotive manufacturers and financial institutions. Credit risk arising from receivables from commercial customers is minimal due to the large number of customers comprising our customer base.

For the year ended December 31, 2007, Honda, Nissan, Mercedes-Benz, Toyota, BMW, Lexus, Ford, and Acura accounted for 23%, 13%, 9%, 8%, 8%, 7%, 6% and 5% of our new vehicle retail revenue, respectively. No other franchise accounted for more than 5% of our total new vehicle retail revenues in 2007.

Segment Reporting

We have determined based on the provisions of SFAS No. 131 “Disclosures about the Segments of an Enterprise and Related Information”, that as a result of how we internally view our business, regularly review our financial data and operating metrics and allocate resources that we operate in one segment, automotive retail. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources on a consolidated basis. Our dealerships are components of our automotive retail segment and therefore are not segments themselves. Additionally, it should be noted that we have no international operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, SFAS 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. SFAS 160 is effective for the Company’s 2009 fiscal year. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of SFAS No. 160 will not impact our consolidated financial statements as we do not have any minority interests in our subsidiaries.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We expect the adoption of SFAS 141R to decrease our Other Operating Income (Expense), net by approximately $0.1 million to $0.3 million per acquisition.

In June 2007, the EITF issued EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires the recognition of a realized tax benefit associated with the dividends on affected securities charged to retained earnings as an increase in additional paid-in capital (“APIC”). The amount recognized in APIC should be included in the APIC pool. When an entity’s estimate of forfeitures increases or actual forfeitures exceed its estimates, the amount of tax benefits previously recognized in APIC should be reclassified into the income statement; however, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF Issue No. 06-11 is effective for fiscal periods beginning after December 31, 2007. We do not expect the adoption of EITF Issue No. 06-11 to have a material financial impact to our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements and disclosures.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties and disclosure. On January 1, 2007, we adopted FIN 48. The initial application of FIN 48 to our tax positions had no impact on Shareholders’ Equity. We did not record a cumulative effect adjustment related to the adoption of FIN 48.

3.	RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

We have previously presented Other Income (Expense), net after Income from Operations on our Consolidated Statements of Income. Included in Other Income (Expense), net was (i) gains and losses from the sale of dealerships that were not classified as discontinued operations, (ii) rental income from owned real estate and (iii) gains and losses from the sale of property and equipment. After a review of paragraph 45 of SFAS 144, we determined that these items should be presented before Income from Operations on our Consolidated Statements of Income; therefore, we are adjusting Income for Operations for the years ended December 31, 2006 and 2005, to include Other Income (Expense), net in Income from Operations.

In addition, we have historically presented non-core dealership expenses as a component of Selling, General and Administrative on our Consolidated Statements of Income. In connection with the creation of Other Operating Income (Expense), net we have decided to reclassify non-core dealership expenses from Selling, General and Administrative to Other Operating Income (Expense), net.

These reclassifications do not have any impact on income from continuing operations, earnings per share or retained earnings. In addition, we have reclassified our Consolidated Statements of Income for 2006 and 2005 to reflect the current status of our discontinued operations. Below is reconciliation between Income from Operations as previously reported and Income from Operations.

	For the Year Ended December 31,
(In thousands)	2006	2005
Income from operations, previously reported	$184,755	$160,703
Other income, net	4,216	223
Income from operations of franchises placed into discontinued operations in 2007	(625)	(1,113)

Income from operations	$188,346	$159,813

	For the Year Ended December 31,
(In thousands)	2006	2005
Selling general and administrative, previously reported	$672,897	$634,461
Non-core operating expenses, net	(2,731)	(775)
Selling, general and administrative of franchises placed into discontinued operations in 2007	(6,310)	(6,540)

Selling, general and administrative	$663,856	$627,146

	For the Year Ended December 31,
(In thousands)	2006	2005
Other operating income (expense), net, previously reported	$—	$—
Other income, net	4,216	223
Non-core operating expenses, net	(2,731)	(775)

Other operating income (expense), net	$1,485	$(552)

4.	ACQUISITIONS

During the year ended December 31, 2007, we acquired nine franchises (seven dealership locations) including two heavy truck franchises, for an aggregate purchase price of $117.1 million. We are actively pursuing the sale of one franchise (one dealership location) that we acquired in the third quarter of 2007. In connection with the purchase of one franchise, additional consideration may be paid to the seller if the franchise achieves specified net income levels in future periods. The additional consideration is distributable annually beginning January 1, 2009 through January 1, 2015 and we estimate the additional consideration will total approximately $2.5 million. We financed these acquisitions through the use of (i) $79.2 million of cash, (ii) $27.9 million of floor plan borrowings from our Committed Credit Facility for the purchase of new vehicle inventory, (iii) $8.3 million of bridge loans and (iv) $1.7 million of loaner vehicle financing. During the year ended December 31, 2006 we did not acquire any franchises. During the year ended December 31, 2005, we acquired three franchises (one dealership location) in exchange for (i) $9.3 million of cash and (ii) $15.3 million from borrowings under our floor plan facilities (iii) two of our franchises valued at $1.5 million and (iv) $0.7 million of future payments. The allocation of purchase price for acquisitions is as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Inventory	$33,896	$—	$17,156
Property and Equipment	25,769	—	344
Goodwill	39,510	—	6,621
Franchise rights	16,950	—	2,629
Other	998	—	1

Total purchase price	$117,123	$—	$26,751

5.	ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable

We have agreements to sell certain of our trade receivables, without recourse as to credit risk, in an amount not to exceed $25.0 million per year. The receivables are sold at a discount, which is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income. The discounts totaled $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. During the years ended December 31, 2007, 2006 and 2005, $20.8 million, $20.1 million and $17.3 million of receivables, respectively, were sold under these agreements and were reflected as reductions of trade accounts receivable.

Notes Receivable—Finance Contracts

Notes receivable resulting from the issuance of finance contracts primarily in connection with the sale of used vehicles is included in Other Current Assets and Other Long-term Assets on the accompanying Consolidated Balance Sheets. Notes receivable have initial terms ranging from 12 to 60 months bearing interest at rates ranging from 6% to 29% and are collateralized by the related vehicles. Notes receivable from finance contracts consists of the following:

	As of December 31,
	2007	2006
	(In thousands)
Notes receivable—finance contracts, current	$6,625	$8,189
Notes receivable—finance contracts, long-term	11,051	12,875

Total notes receivable	17,676	21,064
Less—Allowance for credit losses	(2,630)	(3,119)

Total notes receivable—finance contracts, net	$15,046	$17,945

Notes receivable—finance contracts, current, net	(4,918)	(6,195)

Notes receivable—finance contracts, long-term, net	$10,128	$11,750

Contractual maturities of gross notes receivable-finance contracts as of December 31, 2007 are as follows (in thousands):

2008	$6,625
2009	5,235
2010	4,076
2011	1,710
2012	30

$17,676

6.	INVENTORIES

Inventories consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
New vehicles	$622,630	$616,275
Used vehicles	101,131	115,927
Parts and accessories	46,231	43,111

Total inventories	$769,992	$775,313

The lower of cost or market reserves reduced total inventory cost by $4.5 million and $4.8 million as of December 31, 2007 and 2006, respectively. In addition to the inventories shown above, we have $12.8 million and $4.8 million of inventory as of December 31, 2007 and 2006, respectively, classified as Assets Held for Sale on the accompanying Consolidated Balance Sheets as they are associated with franchises held for sale. As of December 31, 2007 and 2006, advertising and interest credits from automobile manufacturers reduced new vehicle inventory cost by $9.5 million and $5.4 million, respectively; and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2007, 2006 and 2005, by $38.0 million, $35.7 million and $33.9 million, respectively.

7.	OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Service loaner vehicles	$39,927	$32,198
Ongoing sale-leaseback construction	14,947	4,380
Prepaid taxes	9,276	7,394
Notes receivable—finance contracts, current, net	4,918	6,195
Other	4,677	4,932

Other current assets	$73,745	$55,099

8.	ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, and (ii) costs of completed construction projects associated with pending sale-leaseback transactions.

Assets and liabilities held for sale include five franchises (four dealership locations, as of December 31, 2007, of which four franchises were classified as discontinued operations. As of December 31, 2006 assets and liabilities associated with discontinued operations included two franchises (two dealership locations). During the year ended December 31, 2007, we sold two franchises (two dealership locations) that had been held for sale as of December 31, 2006. Assets associated with discontinued operations totaled $24.9 million, and $5.1 million. Liabilities associated with discontinued operations totaled $9.9 million, and $3.9 million as of December 31, 2007, and 2006 respectively.

Assets associated with pending sale-leaseback transactions as of December 31, 2007 include $9.2 million related to three completed construction projects. We expect final reimbursement of these pending sale-leaseback transactions in the first quarter of 2008. As of December 31, 2006, two sale-leaseback transactions totaling $9.7 million were completed and pending final reimbursement. During 2007, we incurred an additional $0.2 million associated with these two sale-leaseback transactions, received the final reimbursement of $9.9 million and completed the related sale-leaseback transactions. In addition, we completed one additional sale-leaseback transaction during 2007 and received a final reimbursement of $1.5 million.

Assets held for sale include real estate not currently used in our operations totaling $11.1 million as of December 31, 2006. We removed these assets from Assets Held for Sale as of December 31, 2007, as circumstances have changed and we no longer expect to sell these assets in 2008.

A summary of assets held for sale and liabilities associated with assets held for sale are as follows:

	As of December 31,
	2007	2006
	(In thousands)
Assets:
Inventories	$12,754	$4,808
Completed construction projects	9,158	—
Property and equipment, net	7,933	21,139
Manufacturer Franchise rights	1,000	—
Goodwill	3,230	—

Total assets	34,075	25,947
Liabilities:
Floor plan notes payable	9,859	3,887

Total liabilities	9,859	3,887

Net assets held for sale	$24,216	$22,060

Included in Other Current Assets on the accompanying Consolidated Balance Sheets are costs associated with ongoing construction projects, which we expect to complete within one year from each balance sheet date. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either reimbursing us for the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the cost of the construction during the construction period and upon completion of the construction and receipt of the final reimbursement we remove the cost of construction from our Consolidated Balance Sheets and commence operating leases. As of December 31, 2007, and 2006, the book value of assets associated with ongoing construction projects to be completed during 2008 and 2007, totaled $14.9 million, $4.4 million, respectively.

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Land	$57,168	$41,955
Buildings and leasehold improvements	168,893	141,041
Machinery and equipment	68,393	64,823
Furniture and fixtures	32,097	30,632
Company vehicles	10,369	9,276

Total	336,920	287,727
Less—Accumulated depreciation	(98,339)	(85,143)

Property and equipment, net	$238,581	$202,584

During the years ended December 31, 2007, 2006 and 2005, we capitalized $0.2 million, $0.6 million and $0.8 million, respectively of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation expense from continuing operations was $21.5 million, $20.1 million and $19.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We had two real estate mortgage notes payable outstanding totaling $25.8 million and $26.8 million as of December 31, 2007 and 2006, respectively. These obligations mature between 2008 and 2011.

In October 2007, we entered into an unsecured two bridge loans for a total of $8.3 million to finance the purchase of real estate included in a dealership acquisition. These bridge loans were refinanced in January 2008 into two mortgage notes payable using the related property as collateral.

We included real estate not currently used in our operations totaling $11.1 million in Assets Held for Sale in the accompanying Consolidated Balance Sheet as of December 31, 2006. We reclassified these assets from Assets Held for Sale to Land and Buildings as of December 31, 2007, as circumstances have changed and we no longer expect to sell these assets in 2008.

10.	GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

Balance as of December 31, 2005	$457,405
Divestitures	(9,279)
Adjustments of purchase price allocation	(130)

Balance as of December 31, 2006	447,996
Acquisitions	39,510
Divestitures	(975)
Goodwill held for sale	(3,230)

Balance as of December 31, 2007	$483,301

The allocation of purchase price to assets acquired in 2007 is based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available, including the payment of additional consideration resulting from earnings participation arrangements.

Upon completion of our goodwill impairment test on October 1, 2007, the fair value of our tangible and intangible assets exceeded the carrying value of our goodwill and therefore we did not record an impairment of goodwill. Upon completion of our franchise rights impairment test on October 1, 2007, the fair value of each of our dealerships’ tangible and intangible assets exceeded the carrying value of each of the dealerships’ manufacturer franchise rights, and therefore we did not record an impairment of our manufacturer franchise rights.

The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows attributable to each franchise. Manufacturer franchise rights are included in Other Long-term Assets on the accompanying Consolidated Balance Sheets. The changes in the carrying amount of manufacturer franchise rights for the years ended December 31, 2007 and 2006 are as follows (in thousands):

Balance as of December 31, 2005	$41,803
Divestitures	(500)
Write-down of certain franchise rights prior to sale	(1,785)

Balance as of December 31, 2006	39,518
Acquisitions	16,950
Divestitures	(2,300)
Franchise rights held for sale	(1,000)

Balance as of December 31, 2007	$53,168

11.	OTHER LONG-TERM ASSETS

	As of December 31,
	2007	2006
	(In thousands)
Manufacturer franchise rights	$53,168	$39,518
Notes receivable-finance contracts, long-term, net	10,128	11,750
Deferred financing costs	14,432	14,204
Cash surrender value of corporate-owned life insurance policies	10,966	7,270
Other	13,302	14,451

Total other long-term assets	$101,996	$87,193

12.	FLOOR PLAN NOTES PAYABLE

In March 2005, we entered into a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A. and 18 other financial institutions (the “Syndicate”). The Committed Credit Facility provides us with $425.0 million of borrowing capacity for the purchase of new and used inventory at all of our dealerships except at our Ford, Lincoln, Mercury, Mazda, Volvo and Land Rover dealerships (“Ford dealerships”), our General Motors (“GM”) dealerships, and our Chrysler, Dodge and Jeep dealerships (“Chrysler dealerships”) and our Mercedes-Benz dealerships. In addition, Ford Motor Credit Corporation (“FMCC”) provides us with $150.0 million of borrowing capacity for the purchase of new vehicle inventory at our Ford Dealerships, GMAC provides us with $100.0 million of borrowing capacity for the purchase of new vehicle inventory at our GM dealerships, DCFS USA LLC (“DCFS USA”) provides us with $98.3 million of borrowing capacity for the purchase of new vehicle inventory at our Mercedes-Benz dealerships and DaimlerChrysler Financial Services Americas LLC (“DCFSA”) provides us with $50.0 million of borrowing capacity for the purchase of new vehicle inventory at our Chrysler dealerships and dealerships. Collectively we refer to these three facilities as our “Floor Plan Facilities.” In total, these commitments give us $823.3 million of floor plan borrowing capacity. In addition, we have total availability of $81.0 million under ancillary floor plan facilities with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia.

The Committed Credit Facility matures in March 2009. All future extensions must be approved by the Syndicate. We believe such approval would be obtained. The GMAC, DCFS USA, DCFSA, FMCC, Comerica and Navistar facilities have no stated termination date. Borrowings from the Committed Credit Facility, GMAC, DCFS USA and DCFSA facilities accrue interest based on LIBOR and borrowings from FMCC accrue interest based on the Prime Rate. The weighted average interest rate on our floor plan notes payable from continuing operations was 6.7% and 6.4% for the years ended December 31, 2007 and 2006, respectively.

We consider floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory “Floor plan notes payable—manufacturer affiliated” and all other floor plan notes payable “Floor plan notes payable—non-manufacturer affiliated.”

In November 2006, General Motors sold 51% of their financing subsidiary GMAC to an investment consortium led by Cerberus FIM Investors, LLC. Prior to this transaction, floor plan notes payable to GMAC were classified as Floor plan notes payable—manufacturer affiliated on the accompanying Consolidated Balance Sheets as these amounts were payable to a manufacturer affiliated lender. Following the sale of GMAC, General Motors no longer has a majority ownership of or controls GMAC and therefore beginning in December 2006, floor plan notes payable related to vehicles financed after this change in control were classified as Floorplan notes payable—non-manufacturer affiliated on the accompanying Consolidated Balance Sheets.

In March 2006, while DaimlerChrysler still owned Chrysler and DCFSA we decided to include our Chrysler and Mercedes Benz dealerships in our Committed Credit Facility and as a result repaid the $85.4 million of floor plan notes payable—non-manufacturer affiliated at our Chrysler and Mercedes Benz dealerships with borrowings from DCFS USA and DCFSA, manufacturer affiliated lenders. As a result, beginning in March 2006, floor plan notes payable at our Chrysler and Mercedes Benz dealerships are included in Floor plan notes payable—manufacturer affiliated on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2006, our Floor plan repayments—non-manufacturer affiliated and Floor plan notes payable—manufacturer affiliated each increased by $85.4 million on the accompanying Consolidated Statements of Cash Flows.

In March 2005, in connection with entering into our Committed Credit Facility, we repaid of $334.7 million of floor plan notes payable—non-manufacturer affiliated and $93.4 million of floor plan notes payable—manufacturer affiliated with borrowings from our Committed Credit Facility. As a result, during the year ended December 31, 2005, Floor plan notes payable—manufacturer affiliated decreased by $93.4 million and Floor plan notes payable—non-manufacturer affiliated increased by $93.4 million. In addition, during the year ended December 31, 2005 our Floor plan borrowings—non-manufacturer affiliated and Floor plan repayments—non-manufacturer affiliated increased by $334.7 million.

As of December 31, 2007 and 2006, we had $683.8 million and $704.7 million of floor plan notes payable outstanding, respectively, including $9.9 million and $3.9 million classified as Liabilities Associated with Assets Held for Sale.

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Accounts payable	$72,113	$63,951
Loaner vehicle notes payable	27,198	21,279
Accrued compensation	20,128	29,905
Taxes payable (non-income tax)	15,729	16,722
Accrued interest	11,990	9,016
Accrued finance and insurance chargebacks	10,704	9,276
Accrued insurance	8,328	6,916
Other	19,931	17,461

Accrued liabilities	$186,121	$174,526

14.	LONG-TERM DEBT

Long-term debt consists of the following:

	As of December 31,
	2007	2006
	(In thousands)
9% Senior Subordinated Notes due 2012	$—	$250,000
8% Senior Subordinated Notes due 2014 ($179.4 million and $182.4 million face value, respectively, net of hedging activity of $6.7 million and $7.8 million, respectively)	172,767	174,582
7.625% Senior Subordinated Notes due 2017	150,000	—
3% Senior Subordinated Convertible Notes Due 2012	115,000	—
Mortgage notes payable bearing interest at fixed and variable rates (the weighted average interest rates were 6.5% and 6.6% for years ended December 31, 2007 and 2006, respectively)	25,837	26,837
Bridge loans	8,320	—
Other	3,663	4,456

	475,587	455,875
Less: current portion	(1,736)	(1,865)

Long-term debt	$473,851	$454,010

The aggregate maturities of long-term debt as of December 31, 2007, are as follows (in thousands):

2008	$1,736
2009	1,349
2010	1,352
2011	22,712
2012	115,181
Thereafter	339,920	*

	$482,250	*

*	Does not include $6.7 million fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014.

During the year ended December 31, 2007, we completed a refinancing of our long-term debt, which included (i) a repurchase of all of our $250.0 million 9% Senior Subordinated Notes due 2012 (the “9% Notes”), (ii) the issuance of $115.0 million of 3% Senior Subordinated Convertible Notes due 2012 (the “3% Notes”), (iii) the issuance of $150.0 million of 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”) and (iv) the repurchase of $3.0 million of our 8% Senior Subordinated Notes due 2014 (the “8% Notes”).

We recognized an $18.5 million loss in connection with our long-term debt refinancing, which consisted of (i) a $12.9 million premium on the repurchase of the 9% Notes and 8% Notes, (ii) $5.5 million of costs for the pro-rata write-off of unamortized debt issuance costs associated with the 9% Notes and 8% Notes, and (iii) $0.1 million of costs for the pro-rata write-off of the unamortized value of our terminated fair value swap associated with the 8% Notes.

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock with Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”). The convertible note hedge transactions require the Counterparties to deliver to us, subject to customary anti-dilution adjustments, certain shares of our common stock upon conversion of the 3% Notes as discussed in greater detail below.

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

The convertible note hedge transactions represent purchase options of our common stock. At the issuance, there were 3,382,978 shares of our common stock underlying the convertible note hedge transactions, with 4,144,140 shares representing the maximum number of shares that we could receive thereunder. The initial exercise price of the convertible note hedge contracts was $33.99. The exercise price is subject to certain adjustments which mirror the adjustments to the conversion price of the 3% Notes (including for subsequent changes in our dividend). In connection with entering into the convertible note hedge transactions, we paid a premium of $167.90 per option (or $19,308,500 in total for the 115,000 options that we purchased). A portion of the options will be exercised upon the conversion of our 3% Notes and each such exercise will be settled in shares of our common stock. The convertible note hedge transactions will expire on the earlier of (i) the last day on which any convertible notes remain outstanding and (ii) the third scheduled trading day immediately preceding September 15, 2012.

The warrant transactions represent net call options. On exercise of the warrants, we are obligated to deliver a number of shares of our common stock to the Counterparties in an amount based on the excess of the market value per share of our common stock over the strike price of the warrants. At issuance, there were 3,382,978 shares of our common stock underlying the warrant transactions, with 6,765,957 shares representing the maximum number of shares of our common stock required to be issued to the Counterparties. In connection with the warrant transactions, we received a premium of $77.60 per option (or $8,924,000 in total for the 115,000 options that we sold.) The warrant transactions are divided into 80 components that expire at various dates from December 14, 2012 through April 11, 2013.

3% Senior Subordinated Convertible Notes due 2012—

In March 2007, we issued $115.0 million in aggregate principal amount of our 3% Notes, receiving net proceeds of $111.1 million. The sale of the 3% Notes was exempt from registration pursuant to Rule 144A under the Securities Act. During the third quarter of 2007, we filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the 3% Notes and the underlying common stock into which the 3% Notes are convertible. The costs related to the issuance of the 3% Notes were capitalized and are being amortized to other interest expense over the term of the Notes using the effective interest basis. We pay interest on the 3% Notes on March 15 and September 15 of each year until their maturity on September 15, 2012. If and when the 3% Notes are converted, we will pay cash for the principal amount of each Note and, if applicable, shares of our common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3% Notes) in the relevant 30 VWAP trading day observation period. The initial conversion rate for the 3% Notes is 29.4172 shares of common stock per $1,000 principal amount of 3% Notes, which is equivalent to an initial conversion price of $33.99 per share. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest.

Our 3% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of the Company other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 3% Notes, in certain circumstances, restrict our ability to, among other things, enter into merger transactions or sell all or substantially all of our assets.

7.625% Senior Subordinated Notes due 2017—

In March 2007, we issued $150.0 million of our 7.625% Notes, receiving net proceeds of $146.0 million. The sale of the 7.625% Notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act. During the third quarter of 2007, we filed a registration statement with the SEC in connection with an exchange offer to exchange the 7.625% Notes for new notes with substantially identical terms that are registered under the Securities Act. The costs related to the issuance of the 7.625% Notes were capitalized and are being amortized to other interest expense over the term of the 7.625% Notes. We pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017. At any time during the term of the 7.625% Notes, we may choose to redeem all or a portion of the 7.625% Notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 7.625% Notes indenture. At any time on or after March 15, 2012, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 103.813% of the aggregate principal amount of the 7.625% Notes and reduces on each subsequent March 15 by approximately 1.3% until the price reaches 100% of the aggregate principal amount on March 15, 2015 and thereafter. On or before March 15, 2010, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the 7.625% Notes at a redemption price equal to 107.625% of such principal amount plus accrued and unpaid interest thereon.

Our 7.625% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of the Company other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 7.625% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.

8% Senior Subordinated Notes due 2014—

We had $179.4 million in aggregate principal amount of our 8% Notes outstanding as of December 31, 2007. We pay interest on March 15 and September 15 of each year until maturity of the 8% Notes on March 15, 2014. At any time on or after March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 104.0% of the aggregate principal amount of the 8% Notes and reduces on each subsequent March 15 by approximately 1.3% until the price reaches 100% of the aggregate principal amount on March 15, 2012 and thereafter. At any time before March 15, 2009, we may choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 8% Notes indenture.

Our 8% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of the Company other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 8% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.

As of December 31, 2007, we had repurchased a total of $20.6 million of our 8% Notes. Our board of directors has authorized us to repurchase up to an additional $19.4 million of our 8% Notes.

Committed Credit Facility—

In March 2005, we entered into our Committed Credit Facility with the Lenders. The Committed Credit Facility provides us with $125.0 million of working capital borrowing capacity (the “Revolver”) and accrues interest at a rate based on LIBOR. The Committed Credit Facility matures in March 2009, but provides for an indefinite series of one-year extensions at our request, if approved by the Lenders. We believe such approval would be obtained.

The terms of the Committed Credit Facility require us to meet certain financial ratios, as defined in our Committed Credit Facility, including a Current Ratio of at least 1.2 to 1, a Fixed Charge Coverage Ratio of not less than 1.2 to 1, a Total Leverage Ratio of not greater than 4.5 to 1, and an Adjusted Net Worth of not less than $350.0 million. It also includes customary conditions with respect to incurring new indebtedness and places limitations on our ability to pay cash dividends and repurchase shares of our common stock.

The Committed Credit Facility also contains customary events of default, including change of control, non-payment of obligations and cross-defaults to our other indebtedness. Payments under the Committed Credit Facility may be accelerated upon the occurrence of an event of default that is not otherwise waived or cured, subject to certain provisions. As of December 31, 2007, we were in compliance with all of the covenants of the Committed Credit Facility.

Mortgage Notes Payable—

As of December 31, 2007, we had two real estate mortgage notes payable outstanding. These obligations are collateralized by the related real estate with a carrying value of $39.4 million as of December 31, 2007, and mature in 2011. The terms of our mortgage notes payable require us on an ongoing basis to meet certain financial ratios and covenants. As of December 31, 2007, we were in compliance with financial ratios and other ongoing covenants required by the terms of our mortgage notes payable.

Bridge Loans—

In October 2007 we entered into two unsecured bridge loans for a total of $8.3 million to finance the purchase of real estate included in a dealership acquisition. These bridge loans mature in February 2008; however, we refinanced these loans in January 2008 into two mortgage notes payable using the related property as collateral.

Our ability to repurchase shares and pay cash dividends is restricted by our 8% Notes, our 7.625% Notes and our Committed Credit Facility. The most restrictive limit is under the terms of our 8% Notes. As of December 31, 2007, our ability to repurchase shares of our outstanding common stock or pay cash dividends was limited to $16.1 million. Such limits are increased each quarter by 50% of net income and decreased by any dividend payments or share repurchases during the period.

15.	FINANCIAL INSTRUMENTS

In November 2006, we entered into an interest rate swap agreement with a notional principal amount of $150.0 million as a hedge against the changes in interest rates of our variable rate floor plan notes payable for a period of two years beginning in November 2006. The swap agreement was designated and qualifies as a cash flow hedge of future changes in interest rates of our variable rate floor plan notes payable and is not expected to contain any ineffectiveness. As of December 31, 2007 and 2006, the swap agreement had a fair value of $1.5 million and $0.2 million, respectively, which was included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets.

We have an interest rate swap with a current notional principal amount of $13.5 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. Under the terms of the swap agreement, we make payments based on a fixed rate of 6.08% and receive a variable rate cash flows based on one-month LIBOR. As of December 31, 2007 the swap agreement had a fair value of $0.2 million and is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets. As of December 31, 2006 the swap agreement had a fair value of $0.3 million and is included in Other Long-Term Assets on the accompanying Consolidated Balance Sheets.

Three of our interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Consolidated Balance Sheet as of December 31, 2007, was $2.5 million ($1.5 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Consolidated Statements of Income. Amortization of these terminated cash flow swaps totaled $0.9 million for the year ended December 31, 2007 and will total $0.6 million for the year ended December 31, 2008. In addition, included as a reduction to our 8% Notes as of December 31, 2007, was $6.7 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Consolidated Statements of Income. Amortization of this terminated fair value swap totaled $1.1 million for the year ended December 31, 2007 and will total $1.1 million for the year ended December 31, 2008.

16.	INCOME TAXES

The components of our income tax provisions from continuing operations are as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Current:
Federal	$23,062	$31,145	$33,709
State	611	2,163	1,780

Subtotal	23,673	33,308	35,489
Deferred:
Federal	5,060	6,029	(2,162)
State	1,804	1,169	1,246

Subtotal	6,864	7,198	(916)

Total	$30,537	$40,506	$34,573

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Provision at the statutory rate	$29,688	$37,658	$32,319
Increase (decrease) resulting from:
State income tax, net	2,031	2,134	1,958
Non deductible secondary offering expenses	94	401	—
Book goodwill in excess of tax associated with divestitures	—	80	—
Gains on corporate owned life insurance policies	(48)	(161)	—
Tax credits received	(620)	—	—
Net operating loss carryforward benefit	(406)	—	—
Other	(202)	394	296

Provision for income taxes	$30,537	$40,506	$34,573

The tax effects of temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2007	2006
	(In thousands)
Reserves and accruals	$23,129	$21,767
Valuation allowance on reserves and accruals	(109)	—
Net operating loss and alternative minimum tax credit carryforwards	1,196	1,229
Tax goodwill amortization	(61,663)	(44,239)
Depreciation	(9,476)	(18,783)
Accumulated other comprehensive income	1,613	1,225
Equity call option	7,056	—
Valuation allowance on NOLs	(1,196)	(1,229)

Net deferred tax liability	$(39,450)	$(40,030)

	December 31,
	2007	2006
	(In thousands)
Balance sheet classification:
Deferred tax assets:
Current	$13,401	$15,313
Long term	20,638	10,302
Deferred tax liabilities:
Current	(1,110)	(1,352)
Long term	(72,379)	(64,293)

Net deferred tax liability	$(39,450)	$(40,030)

We have state net operating loss (“NOL”) carryforwards of $30.2 million that are attributable to certain of our “C” corporation subsidiaries. The state NOL carryforwards begin to expire in 2019. Pursuant to our accounting policy, a valuation allowance was recorded on these carryforwards as we do not expect these entities to have taxable income in the foreseeable future. In addition, we have established a $0.2 million valuation reserve on certain deferred tax assets related to entities that we do not expect to have taxable income in the foreseeable future.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, current income taxes receivable increased by $3.2 million, current income taxes payable and deferred income tax liabilities were unaffected, and the liability for unrecognized tax benefits increased by $3.2 million. There was no effect on Shareholders’ Equity upon the adoption of FIN 48. As of December 31, 2007, the total amount of our unrecognized tax benefits was $3.6 million, all of which, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In Thousands	Gross Liability for Unrecognized Tax Benefits	Gross Asset for Unrecognized Tax Benefits	Net Liability for Unrecognized Tax Benefits
Balance at January 1, 2007	$3,576	$(360)	$3,216
Additions for Tax Positions of Current Period	1,488	(154)	1,334
Additions for Tax Positions of Prior Years	499	(131)	368
Reduction for Lapse of 2003 Federal Statute of Limitations	(966)	—	(966)
Effective Settlements	(307)	—	(307)

Balance at December 31, 2007	$4,290	$(645)	$3,645

We recognize interest related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $0.5 million and $0.7 million and no amount for penalties, on at December 31, 2007 and January 1, 2007, respectively.

The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2003, with the exception of a sub-consolidation tax return with no unrecognized tax benefits. In addition, the IRS has conducted and closed a Joint Committee Audit for Federal consolidated tax return years 2004-2005.

The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state. The 2004 through 2007 tax years generally remain subject to examination by most state tax authorities. With each year our tax exposure rolls forward with incremental increases expected based on continued growth, and no changes are foreseen to this trend at present. The company does not anticipate any material change in the total amount of unrecognized tax benefits, individually or in the aggregate, to occur within the next twelve months.

17.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Deferred compensation liability	$9,410	$7,550
Deferred gains from sale-leaseback transactions	8,973	9,764
Accrued finance and insurance chargebacks	5,400	4,839
FIN 48 liability	3,645	—
Deferred rent	2,709	2,029
Interest rate swap liabilities	1,665	172
Other	3,014	5,594

Other long-term liabilities	$34,816	$29,948

18.	DISCONTINUED OPERATIONS AND DIVESTITURES

During the year ended December 31, 2007, we placed four franchises (four dealership locations) into discontinued operations and sold two franchises (two dealership locations) that had been held for sale as of December 31, 2006. The accompanying Consolidated Statements of Income for the years ended December 31, 2006 and 2005 have been reclassified to reflect the status of our discontinued operations as of December 31, 2007. The following table provides further information regarding our discontinued operations as of December 31,

2007, and includes the results of businesses sold prior to December 31, 2007, and businesses pending disposition as of December 31, 2007.

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
	Sold	Pending Disposition	Total	Sold(c)	Pending Disposition (a)	Total	Sold(b)	Pending Disposition (a)	Total
	(Dollars in thousands)
Franchises:
Mid-line Domestic	—	2	2	6	2	8	14	2	16
Mid-line Import	—	1	1	2	—	2	3	—	3
Value	2	1	3	3	1	4	4	1	5
Luxury	—	—	—	1	—	1	1	—	1

Total	2	4	6	12	3	15	22	3	25

Revenues	$1,514	$61,383	$62,897	$114,812	$53,932	$168,744	$461,026	$56,342	$517,368
Cost of sales	1,478	54,036	55,514	96,945	46,848	143,793	389,372	48,549	437,921

Gross profit	36	7,347	7,383	17,867	7,084	24,951	71,654	7,793	79,447
Operating expenses	1,659	7,564	9,223	25,738	6,459	32,197	76,003	6,680	82,683

Income (loss) from operations	(1,623)	(217)	(1,840)	(7,871)	625	(7,246)	(4,349)	1,113	(3,236)
Other expense, net	(863)	(520)	(1,383)	(3,254)	(521)	(3,775)	(5,084)	(369)	(5,453)
Gain/(loss) on disposition of discontinued operations	(2,001)	—	(2,001)	1,508	—	1,508	637	—	637

Income (loss) before income taxes	(4,487)	(737)	(5,224)	(9,617)	104	(9,513)	(8,796)	744	(8,052)
Income tax benefit (expense)	1,616	277	1,893	3,216	(43)	3,173	11,654 (d)	(289)	11,365

Discontinued operations, net of tax	$(2,871)	$(460)	$(3,331)	$(6,401)	$61	$(6,340)	$2,858	$455	$3,313

(a)	Franchises placed into discontinued operations in 2007 and pending disposition as of December 31, 2007
(b)	Franchises were sold between January 1, 2005 and December 31, 2007
(c)	Franchises were sold between January 1, 2006 and December 31, 2007
(d)	Includes an $8.8 million tax benefit from the stock sale of an Oregon dealership

19.	SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended December 31, 2007, 2006 and 2005, we made interest payments, net of amounts capitalized, totaling $78.0 million, $73.3 million and $75.9 million, respectively. During the year ended December 31, 2005, we received $4.9 million of proceeds associated with our interest rate swap agreement that was entered into in December 2003 in connection with the issuance of our 8% Notes. We received immaterial amounts of proceeds during the years ended December 31, 2007 and 2006 associated with our 8% Notes, floor plan notes payable and mortgage notes payable interest rate swap agreements.

During the years ended December 31, 2007, 2006 and 2005, we made income tax payments totaling $19.1 million, $24.9 million and $25.5 million, respectively.

During the years ended December 31, 2007, 2006 and 2005, we transferred loaner vehicles totaling $33.1 million, $29.6 million, $25.8 million, respectively from Other Current Assets to Inventory on the accompanying Consolidated Balance Sheets.

The following items are included in Other Adjustments to reconcile net income to cash flow from operating activities:

	For the Years Ended December 31,
	2007	2006	2005
Amortization of deferred financing fees	$2,583	$2,359	$2,192
(Gain) loss on sale of franchises	2,001	(4,144)	(637)
Swap amortization	1,869	1,737	—
Deferred compensation expense	1,860	2,897	3,125
Depreciation and amortization from discontinued operations	35	460	1,733
Write-down of franchise rights	—	1,785	—
Other individually immaterial items	896	(839)	700

Total	$9,244	$4,255	$7,113

20.	LEASE OBLIGATIONS

We lease various facilities, real estate and equipment under operating lease agreements. We record rent expense on a straight-line basis over the life of the lease for lease agreements where the rent escalates at fixed rates over time. Rent expense from continuing operations totaled $57.1 million, $52.7 million and $46.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During the year ended December 31, 2007, we completed four sale-leaseback transactions resulting in the sale of $14.6 million of assets to a third party and the commencement of operating leases with the buyer. In addition, we had $9.2 million of completed construction projects and $14.9 million of ongoing construction projects, which were included in Assets Held for Sale and Other Current Assets, respectively, on our Consolidated Balance Sheet as of December 31, 2007. We expect to complete these construction projects and receive the final reimbursements in 2008.

Future minimum payments under long-term, non-cancelable leases as of December 31, 2006, are as follows:

	Operating	Capital	Total
	(In thousands)
2008	$60,570	$642	$61,212
2009	58,298	415	58,713
2010	55,806	342	56,148
2011	55,629	287	55,916
2012	54,343	292	54,635
Thereafter	314,095	3,353	317,448

Total minimum lease payments	$598,741	5,331	$604,072

Less: amount representing interest		(2,231)

Present value of net minimum lease payments		3,100
Less: current portion		(409)

Total long-term capital lease obligation		$2,691

21.	COMMITMENTS AND CONTINGENCIES

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

From time to time, we and our dealerships are named in claims, including class action claims, involving the manufacture and sale of motor vehicles, including but not limited to the charging of administrative fees, the operation of dealerships, contractual disputes and other matters arising in the ordinary course of our business. With respect to certain of these claims, the sellers of dealerships we have acquired have indemnified us. We do not expect that any potential liability from these claims will materially affect our financial condition, liquidity, results of operations or financial statement disclosures.

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

22.	RELATED PARTY TRANSACTIONS

Certain of our directors, shareholders and their affiliates, and regional management, have engaged in transactions with us. These transactions primarily relate to long-term operating leases of our facilities. We believe that these transactions and our other related party transactions involve terms comparable to what would be obtained from unaffiliated third parties.

For the years ended December 31, 2007, 2006 and 2005, we made rental payments totaling $6.9 million, $7.6 million and $13.4 million, respectively, to entities controlled by our directors, shareholders or employees.

In October 2006, we paid $0.8 million in connection with an agreement with an automotive manufacturer to close a dealership in one of our market areas in which a former member of our board of directors had a partial ownership interest. This member resigned from our board of directors effective July 12, 2006.

In 2007 and 2006, we purchased land from one of our regional executives for $3.0 million and $1.3 million, respectively. We used this land to construct a new facility for one of our existing dealerships.

23.	SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

We have established two share-based compensation plans (the “Plans”) under which we have granted non-qualified stock options, performance share units and restricted stock to our directors, officers and employees at fair market value on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire ten years from the date of grant. Performance share units generally vest after two to three years from the date of grant and provide the holder the opportunity to receive additional shares of common stock if certain performance criteria are achieved. The actual number of shares earned by a holder of performance share units may range from 0% to 180% of the target number of shares to be granted to the holder, depending on the achievement of certain performance criteria over a defined period of time. Restricted stock vests ratably over two to three years from the date of grant and have voting and dividends rights prior to vesting. We have granted a total of 4,310,954 non-qualified stock options and 591,500 performance share units to certain of our employees and officers and 97,251 shares of restricted stock to certain of our employees and members of our board of directors. As of December 31, 2007, there were 1,100,804 non-qualified stock options, 576,250 performance share units (excluding performance estimates) and 72,525 restricted share units outstanding. In addition, there were approximately 1,739,000 share-based awards available for grant under our share-based compensation plans as of December 31, 2007. We expect to continue to issue performance share units and restricted share units in lieu of non-qualified stock options.

The fair value of each option award was estimated on the date of grant using the Black Scholes option valuation model. The fair value of each performance share unit and restricted stock was calculated using the closing market price of our common stock on the date of grant. Expected volatilities are based on the historical volatility of our common stock. We use historical data to estimate the rate of option exercises and employee turnover within the valuation model. The expected term of options granted represents the period of time that the related options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We have recognized $5.9 million ($2.2 million tax benefit) and $5.0 million ($1.9 million tax benefit) in stock-based compensation expense, for the years ended December 31, 2007 and 2006, respectively. We did not recognize material stock-based compensation expense or an associated tax benefit during the year ended December 31, 2005. As of December 31, 2007, there was $7.1 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the Plans. That cost is expected to be recognized over a weighted average period of less than a year. The following table illustrates the effect on net income and net income per share had our share-based awards been recorded using the fair value method of SFAS No. 123R for the year ended December 31, 2005:

For the Years Ended December 31
(In thousands, except per share data)	2005
Net income	$61,081
Adjustments to net income:
Share-based compensation expense included in net income, net of tax	1
Pro forma share-based compensation expense, net of tax	(2,224)

Pro forma net income	$58,858

Net income per common share—basic (as reported)	$1.87

Net income per common share—diluted (as reported)	$1.86

Pro forma net income per common share—basic	$1.80

Pro forma net income per common share—diluted	$1.79

A summary of options outstanding and exercisable under the Plans as of December 31, 2007, changes during the year then ended and changes during the years ended December 31, 2006 and 2005 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding—December 31, 2004	3,402,997	$15.11
Granted	60,000	$14.72
Exercised	(271,493)	$13.19
Expired / Forfeited	(250,242)	$14.25

Options outstanding—December 31, 2005	2,941,262	$15.35
Granted	—	$—
Exercised	(1,366,702)	$16.14
Expired / Forfeited	(46,381)	$15.02

Options outstanding—December 31, 2006	1,528,179	$14.57
Granted	—	$—
Exercised	(412,137)	$15.10
Expired / Forfeited	(15,238)	$14.15

Options outstanding—December 31, 2007	1,100,804	$14.37	5.6	$748,547

Options exercisable—December 31, 2007	1,091,968	14.37	5.6	742,538

*	Based on the closing price of our common stock on December 31, 2007 which was $15.05 per share.

Net cash received from option exercises for the year ended December 31, 2007 was $3.3 million. The actual intrinsic value of options exercised during the year ended December 31, 2007, was $5.3 million. The actual tax benefit realized for the tax deductions from option exercises totaled $2.0 million for the year ended December 31, 2007.

A summary of performance share units and restricted share units as of December 31, 2007, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2005	—	$—
Granted	376,500	$20.14
Performance estimate	93,625	$20.14
Vested	—	$—
Forfeited	(2,000)	$18.39

Performance Share Units—December 31, 2006*	468,125	$20.15
Granted	215,000	$27.11
Performance estimate	(91,294)	$24.85
Vested	—	$—
Forfeited (including 2,813 of performance estimates)	(16,063)	$20.91

Performance Share Units—December 31, 2007**	575,768	$21.92

*	Maximum of 674,100 issuable upon attaining certain performance metrics.
**	Maximum of 1,037,250 issuable upon attaining certain performance metrics.

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

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2005	—	$—
Granted	38,342	$21.95
Vested	(8,614)	$22.98
Forfeited	—	$—

Restricted Stock—December 31, 2006	29,728	$21.65
Granted	58,909	$28.07
Vested	(13,612)	$22.20
Forfeited	(2,500)	$19.81

Restricted Stock—December 31, 2007	72,525	$26.83

Employee Retirement Plan

We sponsor the Asbury Automotive Retirement Savings Plan (the “Plan”), a 401(k) plan, for eligible employees except for the employees of one of our dealer groups, which maintains a separate retirement plan. Employees are eligible to participate in the Plan after ninety days of service. Employees electing to participate in the Plan may contribute up to 40% of their annual compensation. IRS rules limit total participant contributions during 2007 to $15,500; however, we limit participant contributions for employees with an annual salary of greater than $100,000 to $10,000 per year. We match 50% of employees’ contributions up to 4% of their base compensation, with a maximum match of $4,500 per participant. Employer contributions vest ratably over four years after date of hire. Expenses from continuing operations related to employer matching contributions totaled $3.6 million, $3.3 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Compensation Plan

We sponsor the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan”) wherein eligible employees, generally those at senior levels, may elect to defer a portion of their annual compensation. We have established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. Annually, we may elect to match a portion of certain eligible employee’s contributions. The employee deferral match expense totaled $0.3 million and $0.4 million for each year ended December 31, 2007 and 2006, respectively. Each annual employer match vests in full three years from the date on which the employee deferral match is funded. The total deferred compensation liability was $9.4 million and $7.6 million as of December 31, 2007 and 2006, respectively. The related cash surrender value on such contracts included in Other Long-Term Assets on our Consolidated Balance Sheets, which totaled $11.0 million and $7.3 million as of December 31, 2007 and 2006, respectively.

24.	CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	(In thousands, except per share data)
Year Ended December 31, 2006
Revenues(2)	1,352,198		1,484,967	(5)	1,485,883		1,371,339

Gross profit(2)	207,122		224,527	(5)	225,374		213,755

Net income(2)	12,553		19,004	(6)	17,179	(7)	12,013	(8)

Net income per common share:
Basic	0.38		0.57		0.52		0.36

Diluted(1)	0.37		0.56		0.51		0.35

Year Ended December 31, 2007
Revenues(2)	1,400,135		1,491,541		1,475,094		1,346,197

Gross profit(2)	222,011		230,403		226,672		210,358

Net income(2)	433	(3)	20,559	(4)	19,010		10,953

Net income per common share:
Basic	0.01		0.63		0.59		0.35

Diluted(1)	0.01		0.62		0.57		0.34

(1)	The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.
(2)	Quarterly revenues, gross profit and net income do not agree to previously reported amounts on Form 10-Q as a result of subsequent discontinued operations.
(3)	Includes (i) an $11.1 million, net of tax, loss on the extinguishment of long-term debt, (ii) $1.8 million, net of tax of retirement benefits expense associated with the retirement of our former CEO and (iii) a $1.3 million loss on the sale of two franchises (two dealership locations).
(4)	Includes $0.6 million, net of tax, of a loss on the extinguishment of long-term debt and $0.3 million of costs associated with a secondary offering of our common stock for which we did not receive any proceeds.
(5)	Includes $3.4 million of a corporate generated F&I gain associated with the sale of our remaining interest in a pool of extended service contracts.
(6)	Includes $2.1 million, net of tax, of a corporate generated F&I gain associated with the sale of our remaining interest in a pool of extended service contracts and $0.9 million, net of tax, of abandoned strategic project expenses.
(7)	Includes $0.8 million of costs associated with a secondary offering of our common stock for which we did not receive any proceeds and $0.6 million, net of tax, of a loss on the extinguishment of long-term debt.
(8)	Includes $1.6 million, net of tax, gain on the sale of one franchise and $0.1 million, net of tax, of a loss on the extinguishment of long-term debt.

25.	SUBSEQUENT EVENTS

In January 2008, we sold four franchises (three dealership locations) for $2.7 million and recognized a loss on the sale of $0.2 million. One of these franchises was classified as a discontinued operation as of December 31, 2007. We expect the cash flows of the other franchise to be replaced by increased cash flows from our remaining operations and therefore, this franchise was not included in discontinued operations as of December 31, 2007.

During 2007, we were granted two Smart Car franchises. Our Smart Car franchise in St. Louis, Missouri, commenced operations on January 2, 2008 and our Smart Car franchise in Tampa, Florida, is expected to commence operations in the second quarter of 2008.

In January 2008, our board of directors declared a $0.225 per share cash dividend. This was the seventh consecutive quarter that a dividend was paid.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer (our “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executives concluded that our controls and other procedures were effective as of December 31, 2007 to ensure that information we were required to disclose in the reports that we filed or submitted under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the our management, including the Executives, as appropriate, to allow timely decisions regarding required disclosure.

During the fourth quarter of the fiscal year ended December 31, 2007, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Our auditors, Deloitte & Touche LLP, an independent registered public accounting firm, has audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their report is contained herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Reference is made to the information set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 11.	Executive Compensation.

Reference is made to the information set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Reference is made to the information set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

(1)	Financial Statements:

See index to Consolidated Financial Statements on page 69.

(2)	Exhibits required to be filed by Item 601 of Regulation S-K:

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) of this Form 10-K.

Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*

3.2	Restated Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*

4.1	Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.2	Form of 8% Senior Subordinated Note due 2014 (filed with Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.3	Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

Exhibit Number	Description of Documents

4.4	First Supplemental Indenture, dated as of January 21, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.5	Second Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2012 (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.6	Third Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

4.7	Fourth Supplemental Indenture, dated as of March 15, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 of Asbury Automotive Group, Inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.8	Indenture, dated as of March 16, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 3% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.9	Form of 3% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.10	Indenture, dated as of March 26, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.11	Form of 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.12	Indenture, dated as of June 5, 2002, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*

4.13	Form of 9% Senior Subordinated Note due 2012 (included in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*

4.14	First Supplemental Indenture, dated as of March 19, 2003, among the subsidiary guarantors listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors and The Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

4.15	Second Supplemental Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

Exhibit Number	Description of Documents

4.16	Third Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and The Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.17	Fourth Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

4.18	Fifth Supplemental Indenture, dated as of March 8, 2007, among Asbury Automotive Group, Inc. and The Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007)*

4.19**	Amended and Restated Wealth Accumulation Plan

10.1**	Amended and Restated 1999 Stock Option Plan

10.2**	Amended and Restated 2002 Equity Incentive Plan

10.3**	Key Executive Incentive Compensation Plan (filed as Appendix D to the Company’s Proxy Statement on April 29, 2004)*

10.4	Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.5**	Letter Agreement, dated January 5, 2004, between Asbury Automotive Group, Inc. and Thomas R. Gibson (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.6**	Severance Agreement of Philip R. Johnson, dated November 14, 2007

10.7**	Severance Agreement of Lynne A. Burgess, dated November 14, 2007

10.8**	Severance Agreement of J. Gordon Smith, dated February 28, 2008

10.9**	Severance Agreement of Brett Hutchinson, dated February 26, 2008

10.10**	Employment Agreement of Kenneth B. Gilman (filed as Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on January 10, 2002)*

10.11**	First Amendment to Employment Agreement of Kenneth B. Gilman, dated February 26, 2004 (filed as an Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.12**	Second Amendment to Employment Agreement of Kenneth B. Gilman, dated November 8, 2004 (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004)*

10.13**	Third Amendment to Employment Agreement of Kenneth B. Gilman, dated as of November 3, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.14**	Letter Agreement between the Company and Kenneth B. Gilman, dated August 8, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006)*

Exhibit Number	Description of Documents

10.15**	Fourth Amendment to Employment Agreement of Kenneth B. Gilman, dated as of September 7, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2006)*

10.16**	Restricted Share Award Agreement of Kenneth B. Gilman, dated October 23, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.17**	Letter Agreement between Kenneth B. Gilman and Asbury Automotive Group, Inc., dated February 13, 2007 (filed as Exhibit 10.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007)*

10.18**	Employment Agreement of Jeffrey I. Wooley (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.19**	Agreement between Asbury Automotive Tampa L.L.C. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.20	First Amended and Restated Lease Agreement by and between Jeffry I. Wooley and Asbury Automotive Tampa, L.P., effective September 17, 1998 (for premises located on Hillsborough Avenue, Tampa, Florida)

10.21	First Amended and Restated Lease Agreement by and between Jeffry I. Wooley and Asbury Automotive Tampa, L.P., effective September 17, 1998 (for premises located on Adamo Drive, Brandon, Florida)

10.22**	Employment Agreement of Charles Oglesby, dated as of September 7, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2006)*

10.23**	Amended Employment Agreement of Charles Oglesby, dated as of May 4, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2007)*

10.24**	Form of Stock Option Agreement

10.25**	Form of Performance Share Unit Award Agreement

10.26**	Form of Restricted Share Award Agreement for Non-Employee Directors

10.27**	Form of Restricted Share Award Agreement

10.28**	Restricted Share Award Agreement for Non-Employee Directors of Michael J. Durham, dated October 23, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.29	Ford Dealer Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.30	General Motors Dealer Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.31	Honda Dealer Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001.)*

10.32	Mercedes Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.33	Nissan Dealer Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

Exhibit Number	Description of Documents

10.34	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.35	Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2003)*

10.36	Revolving Credit Agreement, dated as of March 23, 2005, among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and as floor plan agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Bank of America Securities LLC, as joint bookrunners and co-lead arrangers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2005)*

10.37	First Amendment to Credit Agreement and Waiver dated as of March 1, 2006 among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, NA, as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2006)*

10.38	Second Amendment to Credit Agreement dated August 1, 2006, among Asbury Automotive Group, Inc., the subsidiaries listed therein, the Lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, N.A., as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2006)*

10.39	Third Amendment to Credit Agreement dated March 8, 2007, among Asbury Automotive Group, Inc., the subsidiaries listed therein, the Lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, N.A., as syndication agent (filed as Exhibit 10.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007)*

10.40	Fourth Amendment to Credit Agreement dated October 1, 2007, among Asbury Automotive Group, Inc., the subsidiaries listed therein, the Lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, N.A., as syndication agent

10.41	Registration Rights Agreement dated March 16, 2007, among Asbury Automotive Group, Inc., the subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 3% Senior Subordinated Convertible Notes due 2012 of Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.42	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, between Asbury Automotive Group, Inc. and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.43	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007 among Asbury Automotive Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank AG, New York (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.44	Confirmation of Issuer Warrant dated March 12, 2007 between Asbury Automotive Group, Inc. and Goldman, Sachs & Co., dated March 12, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.45	Confirmation of Issuer Warrant dated March 12, 2007 among Asbury Automotive Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank AG, New York (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

Exhibit Number	Description of Documents

10.46	Amendment to Confirmation dated March 13, 2007, between Goldman, Sachs & Co. and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.47	Amendment to Confirmation dated March 13, 2007, between Deutsche Bank AG, London Branch and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.48	Exchange and Registration Rights Agreement dated March 26, 2007, among Asbury Automotive Group, Inc., the subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 7.625% Senior Subordinated Notes due 2017 of Asbury Automotive Group, Inc. (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

24	Powers of Attorney (included with Signature Page hereto)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date: February 29, 2008	By:	/S/ CHARLES R. OGLESBY
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles R. Oglesby and J. Gordon Smith, and each of them, acting individually, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2007, and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ CHARLES R. OGLESBY	Chief Executive Officer,	February 29, 2008
(Charles R. Oglesby)	President and Director

/s/ J. GORDON SMITH	Senior Vice President and	February 29, 2008
(J. Gordon Smith)	Chief Financial Officer

/s/ BRETT HUTCHINSON	Vice President, Controller	February 29, 2008
(Brett Hutchinson)	and Chief Accounting Officer

/s/ MICHAEL J. DURHAM	Director and	February 29, 2008
(Michael J. Durham)	Nonexecutive Chairman of the Board

/s/ JANET M. CLARKE	Director	February 29, 2008
(Janet M. Clarke)

/s/ DENNIS E. CLEMENTS	Director	February 29, 2008
(Dennis E. Clements)

/s/ THOMAS C. DELOACH, JR.	Director	February 29, 2008
(Thomas C. DeLoach, Jr.)

/s/ JUANITA T. JAMES	Director	February 29, 2008
(Juanita T. James)

/s/ VERNON E. JORDAN, JR.	Director	February 29, 2008
(Vernon E. Jordan, Jr.)

/s/ EUGENE S. KATZ	Director	February 29, 2008
(Eugene S. Katz)

/s/ PHILIP F. MARITZ	Director	February 29, 2008
(Philip F. Maritz)

/s/ JOHN M. ROTH	Director	February 29, 2008
(John M. Roth)

/s/ JEFFREY I. WOOLEY	Director	February 29, 2008
(Jeffrey I. Wooley)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*

3.2	Restated Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*

4.1	Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.2	Form of 8% Senior Subordinated Note due 2014 (filed with Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.3	Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.4	First Supplemental Indenture, dated as of January 21, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.5	Second Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2012 (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.6	Third Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

4.7	Fourth Supplemental Indenture, dated as of March 15, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 of Asbury Automotive Group, Inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.8	Indenture, dated as of March 16, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 3% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

Exhibit Number	Description of Documents
4.9	Form of 3% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.10	Indenture, dated as of March 26, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.11	Form of 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.12	Indenture, dated as of June 5, 2002, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*

4.13	Form of 9% Senior Subordinated Note due 2012 (included in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (file No. 333-91340-08) filed with the SEC on June 27, 2002)*

4.14	First Supplemental Indenture, dated as of March 19, 2003, among the subsidiary guarantors listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors and The Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

4.15	Second Supplemental Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.16	Third Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and The Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.17	Fourth Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 9% Senior Subordinated Notes due 2012 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

4.18	Fifth Supplemental Indenture, dated as of March 8, 2007, among Asbury Automotive Group, Inc. and The Bank of New York, as Trustee, related to the 9% Senior Subordinated Notes due 2012 of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007)*

4.19**	Amended and Restated Wealth Accumulation Plan

10.1**	Amended and Restated 1999 Stock Option Plan

10.2**	Amended and Restated 2002 Equity Incentive Plan

Exhibit Number	Description of Documents
10.3**	Key Executive Incentive Compensation Plan (filed as Appendix D to the Company’s Proxy Statement on April 29, 2004)*

10.4	Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.5**	Letter Agreement, dated January 5, 2004, between Asbury Automotive Group, Inc. and Thomas R. Gibson (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.6**	Severance Agreement of Philip R. Johnson, dated November 14, 2007

10.7**	Severance Agreement of Lynne A. Burgess, dated November 14, 2007

10.8**	Severance Agreement of J. Gordon Smith, dated February 28, 2008

10.9**	Severance Agreement of Brett Hutchinson, dated February 26, 2008

10.10**	Employment Agreement of Kenneth B. Gilman (filed as Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on January 10, 2002)*

10.11**	First Amendment to Employment Agreement of Kenneth B. Gilman, dated February 26, 2004 (filed as an Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.12**	Second Amendment to Employment Agreement of Kenneth B. Gilman, dated November 8, 2004 (filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004)*

10.13**	Third Amendment to Employment Agreement of Kenneth B. Gilman, dated as of November 3, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.14**	Letter Agreement between the Company and Kenneth B. Gilman, dated August 8, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2006)*

10.15**	Fourth Amendment to Employment Agreement of Kenneth B. Gilman, dated as of September 7, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2006)*

10.16**	Restricted Share Award Agreement of Kenneth B. Gilman, dated October 23, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.17**	Letter Agreement between Kenneth B. Gilman and Asbury Automotive Group, Inc., dated February 13, 2007 (filed as Exhibit 10.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007)*

10.18**	Employment Agreement of Jeffrey I. Wooley (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.19**	Agreement between Asbury Automotive Tampa L.L.C. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

Exhibit Number	Description of Documents
10.20	First Amended and Restated Lease Agreement by and between Jeffry I. Wooley and Asbury Automotive Tampa, L.P., effective September 17, 1998 (for premises located on Hillsborough Avenue, Tampa, Florida)

10.21	First Amended and Restated Lease Agreement by and between Jeffry I. Wooley and Asbury Automotive Tampa, L.P., effective September 17, 1998 (for premises located on Adamo Drive, Brandon, Florida)

10.22**	Employment Agreement of Charles Oglesby, dated as of September 7, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2006)*

10.23**	Amended Employment Agreement of Charles Oglesby, dated as of May 4, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2007)*

10.24**	Form of Stock Option Agreement

10.25**	Form of Performance Share Unit Award Agreement

10.26**	Form of Restricted Share Award Agreement for Non-Employee Directors

10.27**	Form of Restricted Share Award Agreement

10.28**	Restricted Share Award Agreement for Non-Employee Directors of Michael J. Durham, dated October 23, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.29	Ford Dealer Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.30	General Motors Dealer Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.31	Honda Dealer Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001.)*

10.32	Mercedes Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.33	Nissan Dealer Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.34	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.35	Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2003)*

Exhibit Number	Description of Documents
10.36	Revolving Credit Agreement, dated as of March 23, 2005, among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and as floor plan agent, Bank of America, N.A., as syndication agent, and J.P. Morgan Securities Inc. and Bank of America Securities LLC, as joint bookrunners and co-lead arrangers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2005)*

10.37	First Amendment to Credit Agreement and Waiver dated as of March 1, 2006 among Asbury Automotive Group, Inc. and the Subsidiary Borrowers listed therein, as borrowers, the Lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, NA, as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2006)*

10.38	Second Amendment to Credit Agreement dated August 1, 2006, among Asbury Automotive Group, Inc., the subsidiaries listed therein, the Lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, N.A., as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2006)*

10.39	Third Amendment to Credit Agreement dated March 8, 2007, among Asbury Automotive Group, Inc., the subsidiaries listed therein, the Lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, N.A., as syndication agent (filed as Exhibit 10.1 to Asbury Automotive Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007)*

10.40	Fourth Amendment to Credit Agreement dated October 1, 2007, among Asbury Automotive Group, Inc., the subsidiaries listed therein, the Lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent and floor plan agent and Bank of America, N.A., as syndication agent

10.41	Registration Rights Agreement dated March 16, 2007, among Asbury Automotive Group, Inc., the subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 3% Senior Subordinated Convertible Notes due 2012 of Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.42	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, between Asbury Automotive Group, Inc. and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.43	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007 among Asbury Automotive Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank AG, New York (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.44	Confirmation of Issuer Warrant dated March 12, 2007 between Asbury Automotive Group, Inc. and Goldman, Sachs & Co., dated March 12, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.45	Confirmation of Issuer Warrant dated March 12, 2007 among Asbury Automotive Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank AG, New York (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

Exhibit Number	Description of Documents
10.46	Amendment to Confirmation dated March 13, 2007, between Goldman, Sachs & Co. and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.47	Amendment to Confirmation dated March 13, 2007, between Deutsche Bank AG, London Branch and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.48	Exchange and Registration Rights Agreement dated March 26, 2007, among Asbury Automotive Group, Inc., the subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 7.625% Senior Subordinated Notes due 2017 of Asbury Automotive Group, Inc. (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

24	Powers of Attorney (included with Signature Page hereto)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.