Form 10-Q
period 2008-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2008-05-07
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of May 5, 2008, was 31,923,634 (net of 4,748,750 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25.7	$53.4
Contracts-in-transit	103.8	116.1
Accounts receivable (net of allowance of $0.8 and $0.6, respectively)	118.5	132.8
Inventories	803.0	770.0
Deferred income taxes	12.4	12.3
Assets held for sale	25.9	34.1
Other current assets	70.2	73.7

Total current assets	1,159.5	1,192.4
PROPERTY AND EQUIPMENT, net	251.2	238.6
GOODWILL	500.0	483.3
OTHER LONG-TERM ASSETS	109.0	102.0

Total assets	$2,019.7	$2,016.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$178.5	$193.7
Floor plan notes payable—non-manufacturer affiliated	511.5	480.2
Current maturities of long-term debt	2.1	1.7
Accounts payable and accrued liabilities	173.2	186.2
Liabilities associated with assets held for sale	1.8	9.9

Total current liabilities	867.1	871.7
LONG-TERM DEBT	473.3	473.9
DEFERRED INCOME TAXES	55.3	51.7
OTHER LONG-TERM LIABILITIES	36.9	34.8
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized 36,672,384 and 36,258,961 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	441.9	440.3
Retained earnings	222.6	219.4
Treasury stock, at cost; 4,748,750 and 4,677,261 shares held, respectively	(74.3)	(73.3)
Accumulated other comprehensive loss	(3.5)	(2.6)

Total shareholders’ equity	587.1	584.2

Total liabilities and shareholders’ equity	$2,019.7	$2,016.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
REVENUES:
New vehicle	$737.2	$815.1
Used vehicle	326.1	373.6
Parts and service	183.5	173.2
Finance and insurance, net	38.6	38.2

Total revenues	1,285.4	1,400.1
COST OF SALES:
New vehicle	688.7	756.1
Used vehicle	297.7	337.8
Parts and service	90.3	84.2

Total cost of sales	1,076.7	1,178.1

GROSS PROFIT	208.7	222.0
OPERATING EXPENSES:
Selling, general and administrative	168.3	171.7
Depreciation and amortization	5.5	5.3
Other operating expense (income), net	(0.3)	2.7

Income from operations	35.2	42.3
OTHER INCOME (EXPENSE):
Floor plan interest expense	(9.1)	(11.1)
Other interest expense	(9.1)	(11.8)
Interest income	1.0	2.0
Loss on extinguishment of long-term debt	—	(17.7)

Total other expense, net	(17.2)	(38.6)

Income before income taxes	18.0	3.7
INCOME TAX EXPENSE	6.8	1.4

INCOME FROM CONTINUING OPERATIONS	11.2	2.3
DISCONTINUED OPERATIONS, net of tax	(0.7)	(1.9)

NET INCOME	$10.5	$0.4

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.35	$0.07
Discontinued operations	(0.02)	(0.06)

Net income	$0.33	$0.01

Diluted—
Continuing operations	$0.35	$0.07
Discontinued operations	(0.02)	(0.06)

Net income	$0.33	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	31.6	33.3
Performance units	0.5	0.4
Restricted stock	0.2	—
Stock options	—	0.5

Diluted	32.3	34.2

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$10.5	$0.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	5.5	5.3
Stock-based compensation	1.3	1.9
Deferred income taxes	3.3	(0.9)
Loss on extinguishment of long-term debt	—	17.7
Loaner vehicle amortization	2.0	1.6
Excess tax benefits from share-based payment arrangements	—	(0.9)
Other adjustments	2.0	4.4
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	12.3	10.3
Accounts receivable	9.3	20.8
Proceeds from the sale of accounts receivable	5.6	5.6
Inventories	(8.7)	0.6
Other current assets	(7.6)	(17.4)
Floor plan notes payable—manufacturer affiliated	(16.3)	(94.2)
Floor plan notes payable—manufacturer affiliated divestitures	(4.6)	—
Accounts payable and accrued liabilities	(12.1)	0.5
Other long-term assets and liabilities, net	(2.8)	—

Net cash used in operating activities	(0.3)	(44.3)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—internally financed	(8.5)	(10.2)
Capital expenditures—externally financed	(7.1)	(2.7)
Construction reimbursements associated with sale-leaseback agreements	1.9	—
Acquisitions	(41.8)	—
Proceeds from the sale of assets	8.6	8.4
Other investing activities	(1.0)	(1.9)

Net cash used in investing activities	(47.9)	(6.4)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-manufacturer affiliated	660.7	663.0
Floor plan borrowings—acquisitions	7.6	—
Floor plan repayments—non-manufacturer affiliated	(638.1)	(596.6)
Floor plan repayments—non-manufacturer affiliated divestitures	(1.2)	(5.4)
Payments of dividends	(7.2)	(6.7)
Proceeds from borrowings	8.3	265.0
Repayments of borrowings	(8.7)	(253.9)
Payments of debt issuance costs	—	(7.3)
Proceeds from the sale of warrants	—	8.9
Purchase of equity call option	—	(19.3)
Purchases of treasury stock	—	(36.1)
Repurchases of common stock associated with net share settlement of employee share-based awards	(1.0)	—
Proceeds from the sale of assets associated with sale-leaseback agreements	—	3.2
Excess tax benefits from share-based payment arrangements	—	0.9
Proceeds from the exercise of stock options	0.1	0.3

Net cash provided by financing activities	20.5	16.0

Net decrease in cash and cash equivalents	(27.7)	(34.7)
CASH AND CASH EQUIVALENTS, beginning of period	53.4	129.2

CASH AND CASH EQUIVALENTS, end of period	$25.7	$94.5

See Note 13 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

We are one of the largest automotive retailers in the United States, operating 122 franchises (90 dealership locations) in 22 metropolitan markets within 11 states as of March 31, 2008. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 36 domestic and foreign brands of new vehicles, including 6 heavy truck brands. We also operate 25 collision repair centers that serve our markets.

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

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007 have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2007, has been reclassified to reflect the status of our discontinued operations as of March 31, 2008.

Revenue Recognition

Revenue from the sale of new and used vehicles is recognized upon delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts and service is recognized upon delivery of parts to the customer or at the time vehicle service or repair work is completed. Manufacturer incentives and rebates, including manufacturer holdbacks, floor plan interest assistance and certain advertising assistance, are recognized as a component of new vehicle cost of sales when earned, generally at the time the related vehicles are sold.

We receive commissions from third party lending and insurance institutions for arranging customer financing and for the sale of vehicle service contracts, credit life insurance and disability insurance to customers (collectively “F&I”). We may be charged back (“chargebacks”) for F&I commissions in the event a contract is prepaid, in default or terminated prior to maturity. F&I commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. F&I commissions, net of estimated chargebacks, are included in Finance and Insurance, net in the accompanying Condensed Consolidated Statements of Income.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by our weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the year. There were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that upon exercise, may result in the issuance of between 3,382,978 and 6,765,957 shares of our common stock. In addition, our 3% Notes are convertible into our common stock at an exercise price of $33.85. The shares issuable upon exercise of warrants and 3% Notes could potentially dilute basic earnings per share in the future; however, were not included in the computation of diluted earnings per share, because they are currently anti-dilutive.

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

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Condensed Consolidated Statements of Income. We recognized no ineffectiveness during the three months ended March 31, 2008 and minor ineffectiveness during the three months ended March 31, 2007.

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

Loaner vehicle activity accounts for a significant portion of Other Current Assets on the accompanying Condensed Consolidated Statements of Cash Flows. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. While loaner vehicles are initially used by our service department for use in our business, these vehicles are used in such capacity for a short period of time (typically six to twelve months) before we sell them. Therefore we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Condensed Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventory on the accompanying Condensed Consolidated Statements of Cash Flows.

Construction reimbursements from third parties in connection with sale-leaseback agreements for the construction of new dealership facilities or leasehold improvements on our dealership facilities are included in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Proceeds from the sale of dealership facilities and the related real estate previously owned and subsequently leased back in connection with sale-leaseback agreements are reflected as financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Externally financed capital expenditures include all expenditures that we have financed or sold during the reporting period or intend to finance or sell in future reporting periods through sale-leaseback transactions or mortgage financing. The remainder of our capital expenditures is funded internally with available cash and is presented as internally financed capital expenditures on the accompanying Condensed Consolidated Statements of Cash Flows.

Excess tax benefits related to share-based awards that are partially vested upon or granted after the adoption of SFAS No. 123R are included as cash inflows from financing activities on the accompanying Condensed Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-A applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. The provisions of FSP APB 14-a apply to our 3% Senior Subordinated Convertible Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. We estimate that the adoption of FSP APB 14-a will increase our interest expense by approximately $4.0 million in 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of SFAS 161 and have not yet adopted the statement. However, as the provisions of SFAS 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of SFAS 161 will have a material impact on our Consolidated Statements of Income, Balance Sheets and Statements of Cash flows.

We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Required disclosures are included in Note 10 to our Condensed Consolidated Financial Statements.

3. RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

We have previously presented Other Income (Expense), net after Income from Operations on our Condensed Consolidated Statements of Income. Included in Other Income (Expense), net were (i) gains and losses from the sale of dealerships that were not classified as discontinued operations, (ii) rental income from owned real estate and (iii) gains and losses from the sale of property and equipment. After a review of paragraph 45 of SFAS 144, we determined that these items should be presented as a component of Income from Operations on our Condensed Consolidated Statements of Income; therefore, we are adjusting Income from Operations for the three months ended March 31, 2007, to include Other Income (Expense), net in Income from Operations.

In addition, we have historically presented non-core dealership expenses as a component of Selling, General and Administrative on our Condensed Consolidated Statements of Income. In connection with the creation of Other Operating Expense (Income), net we have decided to reclassify non-core dealership expenses from Selling, General and Administrative to Other Operating Expense (Income), net. In addition, the adjustments of amounts previously reported were impacted by franchises placed into discontinued operations after March 31, 2007.

These reclassifications do not have any impact on income from continuing operations, earnings per share or retained earnings. In addition, we have reclassified our Condensed Consolidated Statements of Income for the three months ended March 31, 2007 to reflect the current status of our discontinued operations. Below is reconciliation between Income from Operations as previously reported and Income from Operations.

For the Three Months Ended March 31, 2007
(In millions)
Income from operations, previously reported	$42.3
Other income, net	0.3
Income from operations of franchises placed into discontinued operations after March 31, 2007	(0.3)

Income from operations	$42.3

For the Three Months Ended March 31, 2007
(In millions)
Selling general and administrative, previously reported	$176.4
Non-core operating expenses, net	(3.0)
Selling, general and administrative of franchises placed into discontinued operations in 2007	(1.7)

Selling, general and administrative	$171.7

For the Three Months Ended March 31, 2007
(In millions)
Other operating expense (income), net, previously reported	$—
Other income, net	(0.3)
Non-core operating expenses, net	3.0

Other operating expense (income), net	$2.7

4. ACQUISITIONS

During the three months ended March 31, 2008, we acquired one franchise (one dealership location), for an aggregate purchase price of $41.8 million. We financed this acquisition through the use of (i) $33.8 million of cash, (ii) $7.6 million of floor plan borrowings from our Committed Credit Facility for the purchase of new vehicle inventory, and (iii) $0.4 million of loaner vehicle financing. We did not complete any acquisitions during the three months ended March 31, 2007. The preliminary allocation of purchase price for acquisitions is as follows:

	For the Three Months Ended March 31,
	2008	2007
	(In millions)
Inventory	$9.7	$—
Property and Equipment	7.3	—
Goodwill	17.0	—
Franchise rights	7.5	—
Other	0.3	—

Total purchase price	$41.8	$—

5. INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2008	December 31, 2007
	(In millions)
New vehicles	$653.1	$622.7
Used vehicles	102.1	101.1
Parts and accessories	47.8	46.2

Total inventories	$803.0	$770.0

The lower of cost or market reserves reduced total inventory cost by $4.9 million and $4.5 million as of March 31, 2008 and December 31, 2007, respectively. In addition to the inventories shown above, we have $2.5 million and $12.8 million of inventory as of March 31, 2008 and December 31, 2007, respectively, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they are associated with franchises held for sale.

6. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, and (ii) costs of completed construction projects associated with pending sale-leaseback transactions.

Assets and liabilities held for sale include assets and liabilities associated with the pending disposition of one franchise (one dealership location) as of March 31, 2008 and five franchises (four dealership locations) as of December 31, 2007, of which four franchises were classified as discontinued operations. During the three months ended March 31, 2008, we sold four franchises (three dealership locations) that had been held for sale as of December 31, 2007. Assets associated with pending dispositions totaled $12.6 million and $24.9 million as of March 31, 2008 and December 31, 2007, respectively. Liabilities associated with pending dispositions totaled $1.8 million and $9.9 million as of March 31, 2008 and December 31, 2007, respectively.

Assets associated with pending sale-leaseback transactions as of March 31, 2008 and December 31, 2007 include $13.3 million and $9.2 million, respectively, related to completed construction projects. During the three months ended March 31, 2008 we received final reimbursements of $1.9 million associated with completed construction projects. We expect final reimbursement of these pending sale-leaseback transactions in the second quarter of 2008.

A summary of assets held for sale and liabilities associated with assets held for sale are as follows:

	As of
	March 31, 2008	December 31, 2007
	(In millions)
Assets:
Inventories	$2.5	$12.8
Completed construction projects	13.3	9.2
Property and equipment, net	7.5	7.9
Manufacturer Franchise rights	0.5	1.0
Goodwill	2.1	3.2

Total assets	25.9	34.1
Liabilities:
Floor plan notes payable	1.8	9.9

Total liabilities	1.8	9.9

Net assets held for sale	$24.1	$24.2

Included in Other Current Assets on the accompanying Condensed Consolidated Balance Sheets are costs associated with ongoing construction projects, which we expect to complete within one year from each balance sheet date. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either reimbursing us for the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the cost of the construction during the construction period and upon completion of the construction and receipt of the final reimbursement we remove the cost of construction from our Condensed Consolidated Balance Sheets and commence operating leases. As of March 31, 2008 and December 31, 2007, the book value of assets associated with ongoing construction projects to be completed within one year from each balance sheet date, totaled $13.6 million, $14.9 million, respectively.

7. GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows (in millions):

Balance as of December 31, 2007	$483.3
Goodwill included in Assets Held for Sale as of December 31, 2007	3.2
Acquisitions	17.0
Divestitures	(1.4)
Goodwill Held for Sale as of March 31, 2008	(2.1)

Balance as of March 31, 2008	$500.0

The allocation of purchase price to assets acquired in 2008 is based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available, including the payment of additional consideration resulting from earnings participation arrangements.

The change in the carrying amount of manufacturing franchise rights, which are included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets, are as follows (in millions):

Balance as of December 31, 2007	$53.2
Manufacturer Franchise Rights included in Assets Held for Sale as of December 31, 2007	1.0
Acquisitions	7.5
Divestitures	(0.5)
Manufacturer Franchise Rights Held for Sale as of March 31, 2008	(0.5)

Balance as of March 31, 2008	$60.7

8. LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	March 31, 2008	December 31, 2007
	(In millions)
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $6.4 million and $6.6 million, respectively)	$173.0	$172.8
7.625% Senior Subordinated Notes due 2017	150.0	150.0
3% Senior Subordinated Convertible Notes Due 2012	115.0	115.0
Mortgage notes payable	33.9	25.8
Bridge loans	—	8.3
Other	3.5	3.7

	475.4	475.6
Less: current portion	(2.1)	(1.7)

Long-term debt	$473.3	$473.9

3% Senior Subordinated Convertible Notes due 2012—

During the first quarter of 2008, the conversion rate for our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Notes”) was adjusted to 29.5425 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $33.85 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including when we increase our quarterly dividend above $0.20 per share of common stock.

Bridge Loans

During the first quarter of 2008 we repaid two bridge loans totaling $8.3 million which were used to finance the purchase of real estate at one of our dealership locations with the proceeds from the issuance of $8.3 million of mortgage notes payable.

9. FINANCIAL INSTRUMENTS

We have an interest rate swap with a current notional principal amount of $150.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan notes payable through maturity in November 2008. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of March 31, 2008 and December 31, 2007, the swap agreement had a fair value of $2.6 million and $1.5 million, respectively and is included in Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets.

We have an interest rate swap with a current notional principal amount of $13.4 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of March 31, 2008 and December 31, 2007, the swap agreement had a fair value of $0.6 million and $0.2 million, respectively and is included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheets.

Three of our interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of March 31, 2008, was $2.3 million ($1.4 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of these terminated cash flow swaps totaled $0.2 million for the three months ended March 31, 2008 and will total $0.6 million for the year ending December 31, 2008. In addition, included as a reduction to our 8% Notes as of March 31, 2008, was $6.4 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of this terminated fair value swap totaled $0.2 million for the three months ended March 31, 2008, and will total $1.1 million for the year ending December 31, 2008.

10. FAIR VALUE

In determining fair value, we use various valuation approaches including market, income and/or cost approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Assets utilizing Level 1 inputs include exchange-traded equity securities that are actively traded.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include fair value and cash flow swap instruments.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment under Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation.

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment required to determine fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use inputs that are current as of the measurement date, including during periods when the market may be abnormally high or abnormally low.

Valuation Techniques

The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors that are derived from level 1 inputs. As such, the carrying amounts for these swaps are designated to be level 2 fair values.

Our rabbi trust investments were established to hold assets related to our deferred compensation plan existing for certain members of our management and directors. Our rabbi trust investments are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets. The rabbi trust investments shown in the fair value table are comprised of mutual funds. Since the shares of the mutual funds are not exchanged in an active market, they are categorized in Level 2 in the fair value hierarchy.

Assets or liabilities recorded at fair value in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2008 are as follows:

		Fair Value at Reporting Date Using:
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments (1)	$11.3	—	$11.3	—
Cash Flow Swaps (2)	(3.2)	—	(3.2)	—

Total	$8.1	$—	$8.1	$—

(1) -	Included within Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheet

(2) -	Included net of taxes of $2.0 million in Accumulated Other Comprehensive Loss in the accompanying Condensed Consolidated Balance Sheet

Nonfinancial Assets and Liabilities

In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities. Accordingly, we will adopt the methods of fair value described in SFAS 157 for nonfinancial assets and liabilities on January 1, 2009. We have not yet determined the impact, if any, on our consolidated financial statements for these nonfinancial assets and liabilities, which include, but are not limited to, goodwill and assets held for sale.

11. COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended March 31,
(In millions)	2008	2007
Net income	$10.5	$0.4
Other comprehensive income:
Change in fair value of cash flow swaps	(1.5)	(0.3)
Amortization of expired cash flow swaps	0.2	0.2
Income tax benefit (expense) associated with cash flow swaps	0.4	0.1

Comprehensive income	$9.6	$0.4

12. DISCONTINUED OPERATIONS

During the three months ended March 31, 2008, we sold four franchises (three dealership locations), three of which were classified as discontinued operations. There was one franchise and (one dealership location) pending disposition as of March 31, 2008. The accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2007, have been reclassified to reflect the status of our discontinued operations as of March 31, 2008.

The following table provides further information regarding our discontinued operations as of March 31, 2008, and includes the results of businesses sold prior to March 31, 2008:

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
(Dollars in millions)	Sold	Pending Disposition	Total	Sold (a)	Pending Disposition	Total
Franchises:
Mid-line Domestic	2	—	2	1	—	1
Mid-line Import	—	1	1	—	—	—
Value	1	—	1	3	—	3
Luxury	—	—	—	—	—	—

Total	3	1	4	4	—	4

Revenues	$3.1	$5.7	$8.8	$17.0	$—	$17.0
Cost of sales	3.2	5.0	8.2	15.0	—	15.0

Gross profit	(0.1)	0.7	0.6	2.0	—	2.0
Operating expenses	0.9	0.7	1.6	2.7	—	2.7

Loss from operations	(1.0)	—	(1.0)	(0.7)	—	(0.7)
Other expense, net	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Gain (loss) on disposition of discontinued operations, net	0.1	—	0.1	(2.0)	—	(2.0)

Loss before income taxes	(1.0)	—	(1.0)	(2.8)	—	(2.8)
Income tax benefit	0.3	—	0.3	0.9	—	0.9

Discontinued operations, net of tax	$(0.7)	$—	$(0.7)	$(1.9)	$—	$(1.9)

(a)	Franchises were sold between January 1, 2007 and March 31, 2008

13. SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2008 and 2007, we made interest payments, net of amounts capitalized, totaling $26.2 million and $26.6 million, respectively.

During the three months ended March 31, 2008 and 2007, we made income tax payments totaling $2.8 million and $5.2 million, respectively.

The following items are included in Other Adjustments to reconcile net income to cash flow from operating activities:

(In millions)	For the Three Months Ended March 31,
	2008	2007
Amortization of deferred financing fees	$0.7	$0.6
(Gain) loss on investments	0.6	—
(Gain) loss on sale of franchises	(0.1)	2.0
Swap amortization	0.2	0.5
Deferred compensation expense	0.1	1.0
Deferred amortization gain	(0.3)	(0.2)
Other individually immaterial items	0.8	0.5

Total	$2.0	$4.4

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

From time to time, we and our dealerships are involved in litigation, including class actions, involving the manufacture and sale of motor vehicles, including but not limited to the charging of administrative, service, processing or document preparation fees, employment-related claims, the operation of dealerships, contractual disputes, actions brought by governmental authorities and other matters arising in the ordinary course of our business. With respect to certain of these claims, the sellers of dealerships we have acquired have indemnified us. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures. However, the outcome of these matters cannot be predicted with certainty, and unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures.

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

15. SHARE-BASED COMPENSATION

A summary of options outstanding and exercisable under our share-based compensation plands as of March 31, 2008, changes during the three months ended is presented below (in dollars):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding—December 31, 2007	1,100,804	$14.37
Granted	—	$—
Exercised	(8,334)	$14.33
Expired / Forfeited	(3,000)	$14.36

Options outstanding—March 31, 2008	1,089,470	$14.37	5.63	$—

Options exercisable—March 31, 2008	1,089,470	$14.37	5.63	$—

*	Based on the closing price of our common stock on March 31, 2008 which was $13.76 per share.

Net cash received from option exercises for the three months ended March 31, 2008 was $0.1 million. The actual intrinsic value of options exercised during the three months ended March 31, 2008, was not material. The actual tax benefit realized for the tax deductions from option exercises was not material for the three months ended March 31, 2008.

A summary of performance share units and restricted stock as of March 31, 2008, and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2007*	575,768	$21.29
Granted	148,751	$13.95
Performance estimate	(36,775)	$22.98
Vested	(211,094)	$16.86
Forfeited	(10,650)	$22.92

Performance Share Units—March 31, 2008**	466,000	$22.91

*	Maximum of 1,037,250 issuable upon attaining certain performance metrics.
**	Maximum of 981,677 issuable upon attaining certain performance metrics.

The actual intrinsic value of vested performance units and restricted stock during the three months ended March 31, 2008, totaled $2.9 million. The actual tax benefit realized for the tax deductions from vested performance units and restricted stock was $1.1 million for the three months ended March 31, 2008. We repurchased 71,489 shares for $1.0 million from employees in connection with the net share settlement of performance units vested during the three months ended March 31, 2008.

Each performance share unit provides an opportunity for the employee to receive a number of shares of our common stock based on our performance during a three year period as measured against objective performance goals as determined by the compensation committee of our board of directors. The actual number of shares earned may range from 0% to 180% of the target number of shares depending upon achievement of such performance goals.

A summary of restricted stock issued and restricted share units as of March 31, 2008 and changes during the three months then ended is presented below (in dollars):

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2007	72,525	$26.83
Granted	193,991	$14.36
Vested	(7,386)	$26.36
Forfeited	—	$—

Restricted Stock—March 31, 2008	259,130	$17.16

16. SUBSEQUENT EVENTS

In May 2008, we sold one franchise (one dealership location) for $10.6 million and recognized a loss on the sale of $0.2 million. This franchise was classified as a discontinued operation as of March 31, 2008.

We were granted a Smart Car franchise in Tampa, Florida, which is expected to commence operations in the second quarter.

In May 2008, our board of directors declared a $0.225 per share cash dividend. This was the eighth consecutive quarter that a dividend was paid.

In April 2008 a tornado directly hit two of our dealerships in Jackson, Mississippi. We are currently evaluating the financial impact of the destruction, as well as the disruption on our operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are one of the largest automotive retailers in the United States operating 122 franchises (90 dealership locations) in 22 metropolitan markets within 11 states as of March 31, 2008. We offer an extensive range of automotive products and services, including new and used vehicles, vehicle maintenance, replacement parts, collision repair services, and financing, insurance and service contracts. We offer 36 domestic and foreign brands of new vehicles, including 6 heavy truck brands. We also operate 25 collision repair centers that serve our markets.

Our retail network is currently organized into primarily four regions and includes nine locally branded dealership groups: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando, and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our North Point dealerships operating in Little Rock, Arkansas, and our California dealerships operating in Los Angeles, Sacramento and Fresno), (iii) Mid-Atlantic (comprising our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia). Our Plaza dealerships operating in St. Louis, Missouri and our Gray Daniels dealerships operating in Jackson, Mississippi, remain standalone operations. We expect to continue acquiring single point dealerships or small dealership groups in our existing market areas, as well as large luxury franchises outside our existing markets, to grow our business, increase the number of vehicle brands we offer and to create a larger gross profit base over which to spread overhead costs.

Our revenues are derived primarily from four offerings: (i) the sale of new vehicles to individual retail customers (“new retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms “new retail” and “fleet” being collectively referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (collectively referred to as “parts and service”); and (iv) the arrangement of vehicle financing and the sale of various insurance and warranty products (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle retailed (“PVR”), our parts and service operations based on aggregate gross profit, and F&I based on F&I PVR. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve full months.

The organic growth of our company is dependent upon the execution of our balanced automotive retailing and service business strategy as well as our strong brand mix, which is heavily weighted towards luxury and mid-line import brands. Our vehicle sales have historically fluctuated with general local economic conditions, including consumer confidence, availability of consumer credit and fuel prices. We believe that the impact on us by any future negative trends in new vehicle sales will be mitigated by (i) the stability of our parts and service operations, (ii) the variability of significant components of our cost structure and (iii) our advantageous brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margin than used vehicle sales and revenues generated from our parts and service business. As a result, when used vehicle and parts and service revenue increases as a percentage of total revenue, we expect our overall gross profit margin to increase. We continue to implement new initiatives specifically designed to accelerate the growth of our high margin businesses and to leverage our selling, general and administrative (“SG&A”) expense structure.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008, Compared to the Three Months Ended March 31, 2007

	For the Quarters Ended March 31,
	2008	% of Gross Profit	2007	% of Gross Profit	Increase (Decrease)	% Change
	(In Millions, except per share data)
REVENUES:
New vehicle	$737.2		$815.1		$(77.9)	(10)%
Used vehicle	326.1		373.6		(47.5)	(13)%
Parts and service	183.5		173.2		10.3	6%
Finance and insurance, net	38.6		38.2		0.4	1%

Total revenues	1,285.4		1,400.1		(114.7)	(8)%

COST OF SALES	1,076.7		1,178.1		(101.4)	(9)%

GROSS PROFIT	208.7	100%	222.0	100%	(13.3)	(6)%
OPERATING EXPENSES:
Selling, general and administrative	168.3	80.6%	171.7	77.3%	(3.4)	(2)%
Depreciation and amortization	5.5	2.6%	5.3	2.4%	0.2	4%
Other operating expenses (income), net.	(0.3)	(0.1)%	2.7	1.2%	(3.0)	(111)%

Income from operations	35.2	16.9%	42.3	19.1%	(7.1)	(17)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(9.1)	(4.4)%	(11.1)	(5.0)%	(2.0)	(18)%
Other interest expense	(9.1)	(4.4)%	(11.8)	(5.3)%	(2.7)	(23)%
Interest income	1.0	0.6%	2.0	0.9%	(1.0)	(50)%
Loss on extinguishment of long-term debt	—	—%	(17.7)	(8.0)%	(17.7)	(100)%

Total other expense, net	(17.2)	(8.2)%	(38.6)	(17.4)%	(21.4)	(55)%

Income before income taxes	18.0	8.6%	3.7	1.7%	14.3	386%
INCOME TAX EXPENSE	6.8	3.2%	1.4	0.7%	5.4	386%

INCOME FROM CONTINUING OPERATIONS	11.2	5.3%	2.3	1.0%	8.9	387%
DISCONTINUED OPERATIONS, net of tax	(0.7)	(0.3)%	(1.9)	(0.8)%	1.2	63%

NET INCOME	$10.5	5.0%	$0.4	0.2%	$10.1	NM

Income from continuing operations per commons share—Diluted	$0.35		$0.07		$0.28	400%

Net income per common share—Diluted	$0.33		$0.01		$0.32	NM

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2008	2007
	(In millions, except for unit data)
Revenue:
Light vehicle—same store	$1,168.3	$1,317.0	$(148.7)	(11)%
Acquisitions	62.2	—

Total light vehicle	1,230.5	$1,317.0	(86.5)	(7)%
Heavy truck	54.9	83.1	(28.2)	(34)%

Total revenue	$1,285.4	$1,400.1	$(114.7)	(8)%

Gross Profit:
Light vehicle—same store	$192.4	$213.1	$(20.7)	(10)%
Acquisitions	9.7	—

Total light vehicle	202.1	213.1	(11.0)	(5)%
Heavy truck	6.6	8.9	(2.3)	(26)%

Total gross profit	$208.7	$222.0	$(13.3)	(6)%

Retail Units:
Light vehicle—same store	33,987	39,267	(5,280)	(13)%
Acquisitions	1,737	—

Total light vehicle	35,724	39,267	(3,543)	(9)%
Heavy truck	682	1,139	(457)	(40)%

Total retail units	36,406	40,406	(4,000)	(10)%

Total light vehicle gross margin	16.4%	16.2%	0.2%	1%

Total gross margin	16.2%	15.9%	0.3%	2%

Net income increased $10.1 million during the 2008 period as a result of a $8.9 million increase in income from continuing operations and a $1.2 million decrease in net losses from discontinued operations.

Our income from continuing operations during the first quarter of 2007 was impacted by an $11.1 million, net of tax loss on the extinguishment of long-term debt and $1.8 million, net of tax of retirement benefit expenses associated with the retirement of our former CEO (collectively referred to as “2007 Adjusting Items”). We believe that an alternative comparison of our income from continuing operations (“adjusted income from continuing operations”), which is not defined by accounting principles generally accepted in the United States of America (“GAAP”), can be made by adjusting for items that are not core dealership operating items and should not be considered when forecasting our future results. These 2007 Adjusting Items are excluded by management when comparing actual results to forecasted results and are generally not included in external financial estimates of our business.

The non-GAAP measure adjusted income from continuing operations contains material limitations. Although we believe that retirement benefits expenses and losses from the extinguishment of long-term debt, are infrequent we cannot assure you that we will not recognize them in the future. Our income from continuing operations may not be comparable with income from continuing operations of other companies to the extent that other companies recognize similar items in income from continuing operations and do not provide disclosure of the amounts. In order to compensate for these limitations we also review the related GAAP measures. In addition, these non-GAAP measures are not defined by GAAP and our definition of each measure may differ from, and therefore may not be comparable to, similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. These non-GAAP measures should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Please refer to “Reconciliation of Non-GAAP Financial Information” on page 38 of this report for more information.

The following discussion excludes the impact of the 2007 Adjusting Items as we believe that excluding these items provides a more accurate representation of our year over year core dealership performance. The first quarter of 2008 was a period of declining consumer confidence, rising gas prices, instability in the financial markets and severe weather in certain of our markets, all of which presented significant challenges for the automotive retail business. The economic environment was particularly weak in Florida and California, which together make up approximately over 33% of our total revenue. Our adjusted income from continuing operations decreased $4.0 million (26%) as compared to the 2007 period. The decrease in adjusted income from continuing operations was a result of a decline in our both new and used vehicle gross profit, which were down $10.5 million (18%) and $7.4 million (21%), respectively, as a result of lower sales volumes and lower gross margins. The decrease in new and used vehicle gross profit had a de-leveraging impact on our, selling, general and administrative expense (“SG&A”) as a percentage of gross profit, which increased 330 basis points to 80.6%. The decreases in new and used vehicle gross profit and expense de-leveraging were partially offset by (i) a $4.2 million (5%) increase in parts and service gross profit, (ii) a $2.0 million (18%) decrease in floor plan interest expense, primarily due to the lower short-term interest rate environment in the first quarter of 2008 and (iii) a $2.7 million (23%) decrease in other interest expense, due to the lower average effective interest rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed during the first quarter of 2007 and finalized in the second quarter of 2007.

Despite the challenging retail and economic environment, the stability of our parts and service operations combined with the execution of our cost reduction initiatives in the area of personnel and advertising, and inventory management, have positioned us well to remain competitive and take advantage of opportunities in the marketplace. Our cost reduction initiative in the area of personnel costs, when combined with our variable cost structure contributed to a $5.1 million (6%) reduction in same store personnel expense in the first quarter of 2008 as compared to the first quarter of 2007. In the area of advertising costs, we reduced same store advertising by $1.8 million (15%) during the first quarter of 2008 as compared to the first quarter of 2007. In addition, we have reduced our used vehicle inventory by over 20% as compared to March 2007 and continue to align our used inventory mix to meet the demand of our local markets.

The $114.7 million decrease in total revenue was primarily a result of a $77.9 million (10%) decrease in new vehicle revenue, a $47.5 million (13%) decrease in used vehicle revenue, partially offset by a $10.3 million (6%) increase in parts and service revenue. The decrease in new vehicle revenue includes a $79.9 million (11%) decrease in same store light vehicle retail revenue, a $22.1 million (38%) decrease in heavy truck revenue and a $14.4 million (30%) decrease in fleet revenue, partially offset by $38.8 million derived from dealership acquisitions. The decrease in used vehicle revenue includes a $51.3 million (18%) decrease in same store retail revenue and $10.0 million (12%) decrease in same store wholesale revenue, partially offset by a $13.8 million increase of used vehicle revenue derived from dealership acquisitions.

The $13.3 million (6%) decrease in total gross profit was primarily a result of a $10.5 million (18%) decrease in new vehicle gross profit and a $7.4 million (21%) decrease in used vehicle gross profit, partially offset by a $4.2 million (5%) increase in parts and service gross profit. Our total gross profit margin increased 30 basis points to 16.2%, principally as a result of a mix shift to our higher margin parts and service and F&I businesses.

New Vehicle—

	For the Three Months Ended March 31,				Increase (Decrease)	% Change
	2008		2007
	(In millions, except for unit and PVR data)
Revenue:
New retail revenue—same store(1)
Luxury	$227.3	34%	$265.0	35%	$(37.7)	(14)%
Mid-line import	302.4	45%	320.0	41%	(17.6)	(6)%
Mid-line domestic	92.6	14%	114.2	15%	(21.6)	(19)%
Value	6.1	1%	9.1	1%	(3.0)	(33)%

Total light vehicle retail revenue—same store	628.4		708.3		(79.9)	(11)%
Heavy trucks	36.6	6%	58.7	8%	(22.1)	(38)%

Total new retail revenue—same store(1)	665.0	100%	767.0	100%	(102.0)	(13)%
New retail revenue—acquisitions	38.5		—

Total new retail revenues	703.5		767.0		(63.5)	(8)%

Fleet revenue—same store(1)	33.4		48.1		(14.7)	(31)%
Fleet revenue—acquisitions	0.3		—

Total fleet revenue	33.7		48.1		(14.4)	(30)%

New vehicle revenue, as reported	$737.2		$815.1		$(77.9)	(10)%

New retail units:
New retail units—same store(1) Luxury	4,839	23%	5,519	23%	(680)	(12)%

	For the Three Months Ended March 31,				Increase (Decrease)	% Change
	2008		2007
	(In millions, except for unit and PVR data)
Mid-line import	12,349	58%	13,083	54%	(734)	(6)%
Mid-line domestic	3,209	15%	3,967	17%	(758)	(19)%
Value	303	1%	451	2%	(148)	(33)%

Total light vehicle retail units—same store	20,700		23,020		(2,320)	(10)%
Heavy trucks	607	3%	1,017	4%	(410)	(40)%

Total new retail units— same store(1)	21,307	100%	24,037	100%	(2,730)	(11)%
New retail units—acquisitions	1,210		—

Retail units—actual	22,517		24,037		(1,520)	(6)%
Fleet units—actual	1,631		2,575		(944)	(37)%

Total new units—actual	24,148		26,612		(2,464)	(9)%

Total light vehicle units—same store	20,700		23,020		(2,320)	(10)%
Total light vehicle units—acquisitions	1,210		—

Total light vehicle units	21,910		23,020		(1,110)	(5)%

New revenue PVR—same store(1)	$31,210		$31,909		$(699)	(2)%

New revenue PVR—actual	$31,243		$31,909		$(666)	(2)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Three Months Ended March 31,				Increase (Decrease)	% Change
	2008		2007
	(In millions, except for PVR data)
Gross profit:
New retail gross profit—same store(1)
Luxury	$16.7	37%	$22.0	38%	$(5.3)	(24)%
Mid-line import	19.8	44%	23.7	40%	(3.9)	(16)%
Mid-line domestic	6.7	15%	8.0	14%	(1.3)	(16)%
Value	—	0%	1.0	2%	(1.0)	(100)%

Total light vehicle retail gross profit—same store	43.2		54.7		(11.5)	(21)%
Heavy trucks	1.7	4%	3.2	6%	(1.5)	(47)%

Total new retail gross profit—same store(1)	44.9	100%	57.9	100%	(13.0)	(22)%
New retail gross profit—acquisitions	3.1		—

Total new retail gross profit	48.0		57.9		(9.9)	(17)%

Fleet gross profit—same store(1)	0.5		1.1		(0.6)	(55)%
Fleet gross profit—acquisitions	—		—

Total fleet gross profit	0.5		1.1		(0.6)	(55)%

New vehicle gross profit, as reported	$48.5		$59.0		$(10.5)	(18)%

New gross profit PVR—same store(1)	$2,107		$2,409		$(302)	(13)%

New gross profit PVR—actual	$2,132		$2,409		$(277)	(11)%

New retail gross margin—same store(1)	6.8%		7.5%		(0.7)%	(9)%

New retail gross margin—actual	6.8%		7.5%		(0.7)%	(9)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $77.9 million (10%) decrease in new vehicle revenue was primarily a result of a $79.9 million (11%) decrease in same store light vehicle retail revenue due to a 10% decrease in same store retail unit sales and a 2% decrease in same store revenue PVR during a challenging retail sales and overall weak economic environment. The economic environment was particularly weak in Florida and California, which together make up over 33% of our total revenue and contributed a $35.4 million (12%) decrease in new vehicle revenue. The new vehicle business was under pressure during the quarter as the first quarter 2008 seasonally adjusted annual rate (“SAAR”) of new vehicle unit sales was down 8% to 15.2 million from 16.5 million during the first quarter of 2007. Unit volumes decreased across all of our brands led by a 19% decrease from our mid-line domestic brands as these brands continue to lose market share to mid-line import and luxury brands. In addition, our luxury dealerships experienced a mix shift away from higher priced luxury models towards lower margin entry level products and our mid-line domestic dealerships experienced a mix shift away from high margin truck and sport utility vehicles (“SUV”) towards smaller, more fuel efficient and lower gross margin cars.

Our heavy trucks business’ comparative results continue to be challenging due to changes in emission laws in January 2007, which pulled forward demand for 2006 model year heavy trucks into 2006 and the first half of 2007. Heavy truck revenue decreased $22.1 million (38%) as a result of a 40% decrease in unit sales. We have performed a thorough review of our heavy trucks business and have reduced our cost structure in response to lower demand.

The $10.5 million (18%) decrease in new vehicle gross profit was due to an $11.5 million (21%) decrease in same store light vehicle retail gross profit as a result of a 10% decrease in same store unit sales and an 70 basis point (9%) decrease in same store retail gross margin. Heavy truck gross profit decreased $1.5 million (47%) as a result of a 40% decrease in heavy truck unit sales. The unit sales and margin decreases reflect a competitive marketplace with less business available due to the overall weak economic environment. A decrease in manufacturer incentives during the first quarter of 2008, particularly from our mid-line import brands also contributed to margin pressure. The decreases discussed above were partially offset by $3.1 million of gross profit from dealerships acquired within the last twelve months.

We expect the remainder of 2008 to continue to be a challenging retail environment and as a result we expect it to be difficult to maintain our 2007 new vehicle revenue and gross profit levels. However, we expect our light vehicle unit sales to outperform our local markets, as we believe the luxury and mid-line import brands will continue to increase market share. In addition, we expect heavy trucks unit sales, revenue and gross profit to continue to decrease in the first half of 2008 as compared to the prior year period, as a result of the impact of the new emission laws on heavy truck demand.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2008	2007
	(In millions, except for unit and PVR data)
Revenue:
Retail revenues—same store(1)
Light vehicle	$238.8	$287.8	$(49.0)	(17)%
Heavy trucks	2.8	5.1	(2.3)	(45)%

Total used retail revenues—same store(1)	241.6	292.9	(51.3)	(18)%
Retail revenues—acquisitions	10.3	—

Total used retail revenues	251.9	292.9	(41.0)	(14)%

Wholesale revenues—same store(1)	70.7	80.7	(10.0)	(12)%
Wholesale revenues—acquisitions	3.5	—

Total wholesale revenues	74.2	80.7	(6.5)	(8)%

Used vehicle revenue, as reported	$326.1	$373.6	$(47.5)	(13)%

Gross profit:
Retail gross profit—same store(1)
Light vehicle	$27.7	$35.1	$(7.4)	(21)%
Heavy trucks	0.1	0.2	(0.1)	(5)%

Total used retail gross profit—same store(1)	$27.8	$35.3	$(7.5)	(21)%
Retail gross profit—acquisitions	1.0	—

Total used retail gross profit	28.8	35.3	(6.5)	(18)%

Wholesale gross profit—same store(1)	(0.5)	0.5	(1.0)	(200)%
Wholesale gross profit—acquisitions	0.1	—

Total wholesale gross profit	(0.4)	0.5	(0.9)	(180)%

Used vehicle gross profit, as reported	$28.4	$35.8	$(7.4)	(21)%

Used retail units—same store(1)
Light vehicle	13,287	16,247	(2,960)	(18)%
Heavy trucks	75	122	(47)	(39)%

Total used retail units—same store(1)	13,362	16,369	(3,007)	(18)%

Used retail units—acquisitions	527	—

Used retail units—actual	13,889	16,369	(2,480)	(15)%

Used revenue PVR—same store(1)	$18,081	$17,894	$187	1%

Used revenue PVR—actual	$18,137	$17,894	$243	1%

Used gross profit PVR—same store(1)	$2,081	$2,157	$(76)	(4)%

Used gross profit PVR—actual	$2,074	$2,157	$(83)	(4)%

Used retail gross margin—same store(1)	11.5%	12.1%	(0.6)%	(5)%

Used retail gross margin—actual	11.4%	12.1%	(0.7)%	(6)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $47.5 million (13%) decrease in used vehicle revenue includes a $51.3 million (18%) decrease in same store retail revenue and a $10.0 million (12%) decrease in same store wholesale revenue, partially offset by $13.8 million from dealership acquisitions. The $7.4 million (21%) decrease in used vehicle gross profit was primarily a result of a $7.5 million (21%) decrease in retail gross profit. The decrease in used vehicle revenue and gross profit reflect (i) a soft retail environment, (ii) difficult comparisons with the prior period and (iii) lower sales to sub-prime customers.

Our comparison from the prior year continues to be difficult as we have benefited in recent years from targeted initiatives, including the building of experienced used vehicle teams and our investments in technology to better value trade-ins and improve inventory management. In addition, we have experienced reduced used vehicle sales to sub-prime customers as sales to sub-prime customers reached their peak in the first quarter of 2007 prior to the weakening economy and tighter lending practices, both of which began in the second half of 2007. We are closely managing our sub-prime business and continue to believe there is opportunity to improve our used vehicle sales by offering appropriately priced used vehicle inventory; however, we expect our sub-prime gross margins to decrease slightly from their 2007 levels as a result of financing providers lowering their advance ratios.

During the third quarter of 2007, we began a strategic initiative to (i) realign our inventory to serve the broader used vehicle market and (ii) lower our inventory in response to the slower retail environment. Although our same store wholesale losses increased $1.0 million and our retail margins decreased 5% while lowering our used vehicle inventory by over 20%, we believe our used vehicle inventory is better aligned with customer demand. We expect that this improvement in our used vehicle inventory will help mitigate the impact of the challenging economic environment on our used vehicle performance. In addition, we continue to focus on the growth of all used vehicle product offerings including factory certified, traditional and cash cars. We expect used vehicle unit sales to decrease by 5% to 8% in 2008 as compared to 2007.

Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2008	2007
	(In millions)
Revenue:
Light vehicle—same store(1)	$160.3	$157.5	$2.8	2%
Heavy trucks	14.9	15.7	(0.8)	(5)%

Total revenue—same store(1)	175.2	173.2	2.0	1%

Revenues—acquisitions	8.3	—

Parts and service revenue, as reported	$183.5	$173.2	$10.3	6%

Gross profit:
Light vehicle—same store(1)	$84.1	$83.8	$0.3	—%
Heavy trucks	4.7	5.2	(0.5)	(10)%

Total gross profit—same store(1)	88.8	89.0	(0.2)	—%

Gross profit—acquisitions	4.4	—

Parts and service gross profit, as reported	$93.2	$89.0	$4.2	5%

Parts and service gross margin—same store.	50.7%	51.4%	(0.7)%	(1)%

Parts and service gross margin—actual.	50.8%	51.4%	(0.6)%	(1)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $10.3 million (6%) increase in parts and service revenues and $4.2 million (5%) increase in parts and service gross profit was primarily due to revenue and gross profit from dealership acquisitions as same store revenue and gross profit during the first quarter of 2008 was relatively flat as compared to the first quarter 2007. Customer pay parts and service revenue and gross profit increased $2.0 million (2%) and $0.7 million (1%), respectively, while revenue and gross profit from our wholesale parts business increased $2.3 million (8%) and $0.4 million (7%). We continue to experience decreases in our warranty business as warranty revenue and gross profit decreased $2.4 million (8%) and $0.7 million (5%), respectively, as a result of improvements in the quality of vehicles produced in recent years, which has decreased our warranty repair work. As a result, we have focused on our customer pay business and expect our fixed operations sales to continue to grow as we (i) continue to invest in additional service capacity, (ii) upgrade equipment, (iii) improve customer retention and customer satisfaction, (iv) capitalize on our regional training programs and (v) add service advisors and skilled technicians to meet anticipated future demand, especially from the increased market share of the luxury import and mid-line import brands. In addition, we expect to recognize improved fixed operations gross profit in the future from heavy trucks as a result of the addition of service capacity and as the customers who purchased vehicles prior to the emission law changes begin to bring their vehicles in for maintenance and repairs.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2008	2007
	(In millions, except for PVR data)
Finance and insurance, net—same store(1)
Light vehicle	$37.2	$37.9	$(0.7)	(2)%
Heavy trucks	0.1	0.3	(0.2)	(67)%

Finance and insurance, net—same store(1)	37.3	38.2	(0.9)	(2)%

Finance and insurance—acquisitions	1.3	—

Finance and insurance, net as reported	$38.6	$38.2	$0.4	1%

F&I PVR—same store(2)	$1,076	$945	$131	14%

F&I PVR—actual	$1,060	$945	$115	12%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.
(2)	Refer to “Reconciliation of Non-GAAP Financial Information” on page 38 of this report for further discussion regarding dealership generated F&I profit PVR.

F&I increased $0.4 million (1%) during 2008, as a result of $1.3 million from dealership acquisitions, partially offset by a $0.9 million decrease in same store F&I. The decrease in same store F&I was a result of a 13% decrease in same store light vehicle retail unit sales, partially offset by a 14% increase in F&I PVR. The increase in F&I PVR was attributable to (i) increased customer acceptance rates on sales of our aftermarket products and services, (ii) lengthening in finance contract terms, (iii) improved F&I performance of the bottom third of our stores, (iv) the performance of F&I retrospective programs and (v) mix shift away from sub-prime customer, as these deals typically generate less finance and insurance revenue. Overall F&I performance is dependant on retail unit sales and F&I PVR and we believe opportunities exist to increase F&I PVR, as compared to the prior period as a result of (a) the improvement of the F&I operations at our lower-performing franchises, (b) the continued refinement and enhancement in the menu of products we offer our customers and (c) a continued mix shift away from sub-prime customers.

Selling, General and Administrative—

	For the Three Months Ended March 31,				% of Gross Profit Increase (Decrease)	% of Gross Profit % Change
	2008	% of Gross Profit	2007	% of Gross Profit
	(In millions)
Personnel costs	$79.1	37.9%	$80.4	36.2%	1.7%	5%
Sales compensation	21.7	10.4%	24.9	11.2%	(0.8)%	(7)%
Share-based compensation	1.3	0.6%	1.8	0.8%	(0.2)%	(25)%
Outside services	15.4	7.4%	15.0	6.8%	0.6%	9%
Advertising	11.2	5.4%	12.4	5.6%	(0.2)%	(4)%
Rent	14.9	7.1%	13.8	6.2%	0.9%	15%
Utilities	5.1	2.4%	4.7	2.1%	0.3%	14%
Insurance	3.3	1.6%	3.5	1.6%	0.0%	0%
Other	16.3	7.8%	15.2	6.8%	1.0%	15%

Selling, general and administrative	$168.3	80.6%	$171.7	77.3%	3.3%	4%

Gross Profit	$208.7		$222.0		$(13.3)	(6)%

SG&A expense as a percentage of gross profit was 80.6% for 2008, as compared to 77.3% for 2007. The 330 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes as well as a 90 basis point increase in rent expense and a 60 basis point increase in outside service expense, partially offset by decreased personnel expense, sales compensation expense and advertising expense. We have implemented several expense control initiatives including more efficient new and used vehicle advertising practices, personnel reductions and revised compensation structures. We have remained diligent in controlling costs during the difficult retail environment and we hold regular meetings with our regional management teams to monitor the progress of our cost reduction plans. Our cost reduction initative in the area of personnel costs, when combined with our variable cost structure contributed to a $5.1 million (6%) reduction in same store personnel expense in the first quarter of 2008 as compared to the first quarter of 2007. The impact of these initiatives was partially offset by increased rent expense from dealership acquisitions and the expansion of our service capacity. The increase in outside service expense is primarily attributable to $0.5 million of Arkona dealer management system installation costs, including the overlap of license fees for our prior dealer management systems. SG&A expense as a percentage of gross profit is heavily dependent on our retail operations and therefore, we believe it will be difficult to achieve our 2007 level of SG&A expense as a percentage of gross profit in 2008, in what we expect will continue to be a challenging retail environment.

Other Operating (Expense) Income—

Other Operating (Expense) Income includes amounts that were previously classified as Other Non-Operating Expense (Income) and Selling, General and Administrative on our Condensed Consolidated Statements of Income for the three months ended March 31, 2007. The amounts include gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core dealership related items. Included in Other Operating (Expense) Income during the first quarter of 2007 was $3.0 million of retirement benefits expenses associated with the retirement of our former CEO.

Depreciation and Amortization—

The $0.2 million (4%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2008 and 2007.

Other Income (Expense)—

The $2.0 million (18%) decrease in floor plan interest expense was primarily attributable to a lower short-term rate environment, partially offset by higher average inventory levels during 2008.

The $2.7 million (23%) decrease in other interest expense was primarily attributable to a lower effective rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed in the first quarter of 2007 and finalized in the second quarter of 2007.

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

Income Tax Expense—

The $5.4 million increase in income tax expense was a result of (i) a $14.3 million increase in our income before income taxes and (ii) a 30 basis point increase in our effective tax rate from 37.7% for the 2007 period as compared to 38.0% for the 2008 period. We anticipate that our effective tax rate will be between 37.8% and 38.3% in 2008.

Discontinued Operations—

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
	Sold	Pending Disposition(a)	Total	Sold(b)	Pending Disposition	Total
	(Dollars in millions)
Franchises	3	1	4	4	—	4

Net loss from sold or closed franchises, net of tax	$(0.7)	—	$(0.7)	$(0.5)	$—	$(0.5)
Net income (loss) from franchises held for sale, net of tax	—	—	—	—	—	—
Net divestiture income (expense), including net gain on sale of franchises, net of tax	—	—	—	(1.4)	—	(1.4)

Discontinued operations, net of tax	$(0.7)	$—	$(0.7)	$(1.9)	$—	$(1.9)

(a)	Businesses were pending disposition as of March 31, 2008.
(b)	Businesses were sold between January 1, 2007 and March 31, 2008.

During the first quarter of 2008, we sold three franchises (two dealership locations) that had been classified as discontinued operations, and as of March 31, 2008, we were actively pursuing the sale of one franchise (one dealership location). The $0.7 million net loss from discontinued operations for the first quarter of 2008, is a result of operating losses from franchises sold or closed during 2008 and rent expense of idle facilities and miscellaneous legal expenses of franchises sold or closed prior 2008.

The $1.9 million of net losses from discontinued operations during the first quarter of 2007 includes $0.5 million net operating losses of franchises sold or closed in 2008 and 2007 and $1.4 million of net losses related to the sale of two franchises during the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of March 31, 2008, the funds that will be generated through future operations, and the funds available for borrowings under our Committed Credit Facility (as defined below) and floor plan facilities, mortgage financing and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions, capital expenditures, current dividend commitments and any seasonal operating requirements in 2008 and for the foreseeable future.

As of March 31, 2008, we had cash and cash equivalents of approximately $25.7 million and working capital of $292.4 million. In addition, we had (i) $75.0 million available for borrowings under our Committed Credit Facility for working capital, general corporate purposes and acquisitions and approximately $51.5 million available for borrowings under our Committed Credit Facility using our current used vehicle inventory as collateral.

3% Senior Subordinated Convertible Notes due 2012—

In March 2007, we issued $115.0 million in aggregate principal amount of our 3% Notes, receiving net proceeds of $111.1 million. We pay interest on the 3% Notes on March 15 and September 15 of each year until their maturity on September 15, 2012. The initial conversion rate for the 3% Notes was 29.4172 shares of common stock per $1,000 principal amount of 3% Notes, which was equivalent to an initial conversion price of $33.99 per share. During the first quarter of 2008, the conversion rate for our 3% Notes was adjusted to 29.5425 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $33.85 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including when we increase our quarterly dividend above $0.20 per share of common stock. Our 3% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of the Company other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 3% Notes, in certain circumstances, restrict our ability to, among other things, enter into merger transactions or sell all or substantially all of our assets.

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

8% Senior Subordinated Notes due 2014—

We had $179.4 million in aggregate principal amount of our 8% Notes outstanding as of March 31, 2008. We pay interest on March 15 and September 15 of each year until maturity of the 8% Notes on March 15, 2014. Our 8% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of the Company other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 8% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.

As of March 31, 2008, we had repurchased a total of $20.6 million of our 8% Notes. Our board of directors has authorized us to repurchase up to an additional $19.4 million of our 8% Notes.

Committed Credit Facility

We have a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A., and 18 other financial institutions (the “Syndicate”), which currently provides us with $75.0 million of working capital borrowing capacity and $475.0 million of financing for all of our new and used vehicle inventory with the exception of our Ford, Lincoln, Mercury, Mazda, Volvo and Land Rover dealerships (“Ford dealerships”), our General Motors (“GM”) dealerships, and our Chrysler, Dodge and Jeep dealerships (“Chrysler dealerships”) and our Mercedes-Benz dealerships. In the first quarter of 2008, we amended our Committed Credit Facility to increase the floor plan financing commitment from $425.0 million to $475.0 million and reduced the Revolver commitment from $125.0 million to $75.0 million. Used vehicle borrowing capacity is limited to 70% of the value of used vehicle inventory within the previous four model years at our non-heavy truck franchises. As of March 31, 2008, we had approximately $51.5 million of used vehicle borrowing capacity, which is included in the $475.0 million of total floor plan capacity mentioned above. In addition, Ford Motor Credit Corporation (“FMCC”) provides us with $150.0 million of borrowing capacity for the purchase of new vehicle inventory at our Ford Dealerships, General Motors Acceptance Corporation (“GMAC”) provides us with $100.0 million of borrowing capacity for the purchase of new vehicle inventory at our GM dealerships, DCFS USA LLC (“DCFS USA”) provides us with $98.3 million of borrowing capacity for the purchase of new vehicle inventory at our Mercedes-Benz dealerships and DaimlerChrysler Financial Services Americas LLC (“DCFSA”) provides us with $50.0 million of borrowing capacity for the purchase of new vehicle inventory at our Chrysler dealerships. In total, these commitments give us $873.3 million of floor plan borrowing capacity for purchase of light vehicle inventory. In addition, as of March 31, 2008, we had total borrowing capacity of $116.0 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia.

Floor Plan Financing

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory. We categorize floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory as “Floor plan notes payable—manufacturer affiliated” and all other floor plan notes payable “Floor plan notes payable—non-manufacturer affiliated.” As of March 31, 2008, we had $691.8 million, outstanding to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our vehicle inventory including $1.8 million classified as Liabilities Associated with Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheet. From time to time, depending on market conditions and our liquidity, in an effort to maximize the use of our cash, we may decide to repay floor plan notes payable prior to the sale of the related vehicle.

We are required to make monthly interest payments on our floor plan facilities, but generally we are not required to repay the principal prior to the sale of the vehicle. The terms of certain floor plan arrangements impose upon us and our subsidiaries ongoing covenants including financial ratio requirements. As of March 31, 2008, we were in compliance with these financial covenants. Historically, certain vehicle manufacturers have offered floor plan assistance, a portion of which increase or decrease in conjunction with changes in prevailing interest rates.

Amounts borrowed under the Committed Credit Facility are secured by certain of our tangible and intangible assets and the guarantees of each of our subsidiaries, other than our Toyota and Lexus subsidiaries.

Debt Covenants—

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) a Current Ratio of at least 1.2 to 1, of which our ratio was approximately 1.4 to 1 as of March 31, 2008; (ii) a Fixed Charge Coverage Ratio of at least 1.2 to 1, of which our ratio was approximately 1.8 to 1 as of March 31, 2008; (iii) a Total Leverage Ratio of not more than 4.5 to 1, of which our ratio was approximately 2.9 to 1 as of March 31, 2008 and (iv) an Adjusted Net Worth of $350.0 million, of which our adjusted net worth was approximately $452.6 million as of March 31, 2008. A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured. Certain of our lease agreements include financial ratios with the following requirements: (i) a

Liquidity Ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of March 31, 2008, and (ii) an EBITDA plus rent expense (“EBITDAR”) Ratio of at least 1.5 to 1, of which our ratio was approximately 3.0 to 1 as of March 31, 2008. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of March 31, 2008, we were in compliance with all our debt and lease agreement covenants.

Share Repurchase and Dividends

In January 2008, our Board of Directors declared a $0.225 per share dividend, which was the seventh consecutive quarter that a dividend was paid.

We repurchased 71,489 shares for $1.0 million from employees in connection with the net share settlement of performance units vested during the three months ended March 31, 2008.

Cash Flows for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the manufacturer from which we purchase new vehicles is classified as an operating activity on the Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the manufacturer from which we purchased the related inventory while the latter are cash flows related to amounts payable to a lender not affiliated with the manufacturer from which we purchased the related inventory.

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

The non-GAAP measure “cash provided by operating activities, as adjusted” has material limitations. Cash provided by operating activities, as adjusted includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the manufacturer of the related vehicle and conversely cash (used in) provided by financing activities, as adjusted, excludes borrowings and repayments of floor plan notes payable to lenders not affiliated with the manufacturer of the related vehicle. In addition, the non-GAAP measures cash provided by operating activities, as adjusted may not be comparable to similarly titled measures of other companies. In order to compensate for these limitations we also review the related GAAP measures.

Cash (used in) provided by financing activities, as adjusted, is not presented as a measure of our performance, financial position or cash flows. We present this figure solely to show the source of the amount stated as “Floor plan notes payable—non-manufacturer affiliated” in our reconciliation of adjusted cash provided by (used in) operating activities.

We have provided a reconciliation of cash flow from operating activities and financing activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Three Months Ended March 31,
	2008	2007
	(In millions)
Reconciliation of Cash used in Operating Activities to Adjusted Cash provided by operating Activities
Cash used in operating activities, as reported	$(0.3)	$(44.3)
New vehicle floor plan (repayments) borrowings—non-manufacturer affiliated, net	22.6	66.4
Floor plan notes payable—manufacturer affiliated divestitures	4.6	—

Cash provided by operating activities, as adjusted	$26.9	$22.1

Reconciliation of Cash provided by Financing Activities to Adjusted Cash used in Financing Activities
Cash provided by financing activities, as reported	$20.5	$16.0
New vehicle floor plan (repayments) borrowings—non-manufacturer affiliated, net	(22.6)	(66.4)

Cash used in financing activities, as adjusted	$(2.1)	$(50.4)

Operating Activities—

Net cash used in operating activities totaled $0.3 million and $44.3 million for the three months ended March 31, 2008 and 2007, respectively. Net cash provided by operating activities, as adjusted, totaled $26.9 million and $22.1 million for the three months ended March 31, 2008, and 2007 respectively. Cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The increase in our cash provided by operating activities, as adjusted, for the year ended March 31, 2008, compared to the year ended March 31, 2007, was a result of a $24.8 million increase related to timing of sale of inventory and repayment of the related floor plan notes payable partially offset by (i) $9.5 million related to the timing of collection of accounts receivable and contracts-in-transit and (ii) a $4.9 million decrease in net income adjusted for non-cash items.

Investing Activities—

Net cash used in investing activities totaled $47.9 million and $6.4 million for the three months ended March 31, 2008 and 2007, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment, and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $15.6 million and $12.9 million for the three months ended March 31, 2008 and 2007, respectively, of which $7.1 million and $2.7 million, were financed or were pending financing through sale-leaseback agreements or mortgage notes payable for the years ended March 31, 2008 and 2007, respectively. Our capital investments consisted of upgrades of our existing facilities, equipment purchases and construction of new facilities. We received $1.9 million in construction reimbursements from lessors in connection with our sale-leaseback agreements during the three months ended March 31, 2008. We anticipate that future capital expenditures will relate primarily to upgrading and expanding existing dealership facilities. We expect that capital expenditures during 2008 will total between $55.0 million and $65.0 million. We expect capital expenditures for 2008 to include $40.0 million to $50.0 million related to upgrades or expansion of our current facilities, of which we intend to finance approximately 60% to 70% principally through sale-leaseback agreements.

During the first quarter of 2008 we paid $41.8 million to acquire one mid-line import franchise (one dealership location). Included in $41.8 million was $17.0 million of goodwill, $9.7 million of inventory, $7.5 million of franchise rights, $7.3 million of property and equipment, $0.2 million of loaner vehicles and $0.1 million of deferred acquisition costs. We financed this acquisition by using (i) $33.8 million of cash, (ii) $7.6 million of floor plan borrowings from our Committed Credit Facility for the purchase of new vehicle inventory and (iii) $0.4 million of loaner vehicle financing.

Proceeds from the sale of assets totaled $8.6 million and $8.4 million for the three months ended March 31, 2008 and 2007, respectively. Included in the proceeds from the sale of assets for the three months ended March 31, 2008 and 2007, were $6.8 million and $5.7 million, respectively, associated with the sale of inventory in connection with dealership divestitures. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash provided by financing activities totaled $20.5 million and $16.0 million during the three months ended March 31, 2008 and 2007, respectively. Net cash used in financing activities, as adjusted, totaled $2.1 million and $50.4 million for the years ended March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008 and 2007, proceeds from borrowings amounted to $8.3 million and $265.0 million, respectively. During 2008 and 2007, repayments of borrowings amounted to $8.7 million and $253.9 million, respectively. The proceeds from borrowings and repayments during 2008, were related to the refinancing of our bridge loans into mortgage notes payable. The proceeds from borrowings and repayments of borrowings during the three months ended March 31, 2007, were primarily related to the refinancing of our long-term debt.

During the three months ended March 31, 2007, we received net proceeds of $3.2 million from sale-leaseback transactions, where we owned real estate with substantial equity. We consider these particular transactions financing activities as we owned the real estate and related improvements prior to the sale-leaseback transaction and continue to use the dealership facilities and related real estate in our operations. We have entered into long-term lease agreements for use of the dealership facilities with the lessors.

We borrowed $7.6 million, from our floor plan facilities for the purchase of inventory in connection with a dealership acquisition during the three months ended March 31, 2008. We did not acquire any dealerships in the first quarter of 2007.

We repaid $1.2 million and $5.4 million of non-manufacturer affiliated floor plan notes payable associated with sale of two dealerships in each three month period ended March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008, we paid a $0.225 per share dividend totaling $7.2 million. In addition, we repurchased 71,489 shares for $1.0 million from employees in connection with the net share settlement of performance units vested during the three months ended March 31, 2008.

During 2008 and 2007 we received proceeds from the exercise of stock options totaling $0.1 million and $0.3 million, respectively.

Off-Balance Sheet Transactions

We had no off balance sheet transactions during the years presented other than those disclosed in Note 14 of our Condensed Consolidated Financial Statements.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 8% Notes, our 7.625% Notes and our Committed Credit Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. As of March 31, 2008, our ability to repurchase shares of our outstanding common stock or pay cash dividends was limited to $13.2 million under the most restrictive provision. Such limits are increased each quarter by 50% of net income and decreased by any dividend payments or share repurchases during the period. During the three month ended March 31, 2008, we paid $7.2 million in dividends and paid $1.0 million to repurchase shares of our common stock in connection with the net share settlement of stock-based awards.

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

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is prepaid, in default or terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 7% and 27%. Our F&I chargebacks as of March 31, 2008 and 2007 were $5.8 million, and $5.3 million, respectfully. Our chargeback reserves were $16.5 million and $14.5 million as of March 31, 2008 and 2007, respectively. A 1% change in our estimate for all our products would have changed our finance and insurance, net by approximately $0.6 million.

Used Vehicle Inventory Lower of Cost or Market Reserves—

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

Our used vehicle loss histories have indicated that our losses range between 2% and 5% of our used vehicle inventory. Our used vehicle losses for the three months ended March 31, 2008 and 2007 were $3.6 million and $3.5 million, respectively. As of March 31, 2008, our used vehicle loss reserve was $3.6 million or 3.5% of used vehicle inventory. Each 1% change in our estimate would change our used vehicle reserve approximately $1.0 million.

Insurance Reserves—

We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of March 31, 2008 and December 31, 2007, we had $8.6 million and $8.4 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Insurance losses for the three months ended March 31, 2008 and 2007, totaled $5.4 million and $5.6 million, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-A applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. The provisions of FSP APB 14-a apply to our 3% Senior Subordinated Convertible Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. We estimate that the adoption of FSP APB 14-a will increase our interest expense by approximatelly $4.0 million in 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of SFAS 161 and have not yet adopted the statement. However, as the provisions of SFAS 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of SFAS 161 will have a material impact on our consolidated operating results, financial position or cash flows.

We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Required disclosures are included in Note 10 to our Condensed Consolidated Financial Statements.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

The following operating performance measures cash provided by operating activities, as adjusted and adjusted income from continuing operations, are not measures of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as cash provided by operating activities, F&I gross profit PVR, SG&A as percentage of gross profit and income from continuing operations. These non-GAAP operating performance measures have material limitations and as a result should be evaluated in conjunction with the directly comparable GAAP measure. For example, these non-GAAP measures are not defined by GAAP and our definition of each measure may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Other limitations of these non-GAAP measures are discussed below. In order to compensate for these limitations we also review the related GAAP measures. Investors should not consider the non-GAAP measures in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Adjusted cash provided by (used in) operating and financing activities

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the manufacturer from which we purchase new vehicles is classified as an operating activity on the Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the manufacturer from which we purchased the related inventory while the latter are cash flows related to amounts payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. No other differences exist.

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

Cash (used in) provided by financing activities, as adjusted, is not presented as a measure of our performance, financial position or cash flows. We present this figure solely to show the source of the amount stated as “Floor plan notes payable—non-manufacturer affiliated” in our reconciliation of adjusted cash provided by (used in) operating activities.

We have provided a reconciliation of cash flow from operating activities and financing activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Three Months Ended March 31,
	2008	2007
	(In millions)
Reconciliation of Cash used in Operating Activities to Adjusted Cash provided by operating Activities
Cash used in operating activities, as reported	$(0.3)	$(44.3)
New vehicle floor plan (repayments) borrowings—non-manufacturer affiliated, net	22.6	66.4
Floor plan notes payable—manufacturer affiliated divestitures	4.6	—

Cash provided by operating activities, as adjusted	$26.9	$22.1

Reconciliation of Cash provided by Financing Activities to Adjusted Cash used in Financing Activities
Cash provided by financing activities, as reported	$20.5	$16.0
New vehicle floor plan (repayments) borrowings—non-manufacturer affiliated, net	(22.6)	(66.4)

Cash used in financing activities, as adjusted	$(2.1)	$(50.4)

Adjusted income from continuing operations

Our income from continuing operations during 2007 was impacted by retirement benefits expense associated with the retirement of our former CEO and expenses related to the extinguishment of long-term debt. We believe that an alternative comparison of our income from continuing operations, as used by management to compare actual results to forecasted results, can be made by adjusting for these items based on the fact that we believe these items are not core dealership operating items and should not be considered when forecasting our future results.

The non-GAAP measures “adjusted income from continuing operations” contains material limitations. Although we believe that retirement benefits expense and losses from the extinguishment of long-term debt are infrequent we cannot assure you that we will not recognize them in the future. In addition, our income from continuing operations may not be comparable with income from continuing operations of other companies to the extent that other companies recognize similar items in income from continuing operations and do not provide disclosure of the amounts. In order to compensate for these limitations we also review the related GAAP measures.

	For the Three Months Ended March 31,
	2008	2007
	(In millions)
Net income	$10.5	$0.4
Discontinued operations, net of tax	0.7	1.9

Income from continuing operations	11.2	2.3
Adjusting items:
Loss on extinguishment of long-term debt, net of tax	—	11.1
Retirement benefits expense, net of tax	—	1.8

Adjusted income from continuing operations	$11.2	$15.2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $562.3 million of total variable rate debt (including floor plan notes payable) outstanding as of March 31, 2008, a 1% change in interest rates would result in a change of approximately $5.6 million to our annual other interest expense.

We received $6.4 million of interest credit assistance from certain automobile manufacturers during the three months ended March 31, 2008. Interest credit assistance reduced cost of sales (including amounts classified as discontinuing operations) for the three months ended March 31, 2008 by $6.1 million and reduced new vehicle inventory by $8.1 million and $7.8 million as of March 31, 2008 and December 31, 2007, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk

We have an interest rate swap with a current notional principal amount of $150.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan notes payable through maturity in November 2008. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of March 31, 2008 and December 31, 2007 the swap agreement had a fair value of $2.6 million and $1.5 million included in Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets.

We have an interest rate swap with a current notional principal amount of $13.4 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of March 31, 2008 and December 31, 2007 the swap agreement had a fair value of $0.6 million and $0.2 million included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheets.

Three of our interest rate swap agreements terminated in March 2006, which resulted in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of March 31, 2008, was $2.3 million ($1.4 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of these terminated cash flow swaps totaled $0.2 million for the here months ended March 31, 2008 and will total $0.6 million for the year ending December 31, 2008. In addition, included as a reduction to our 8% Notes as of March 31, 2008, was $6.4 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of this terminated fair value swap totaled $0.2 million for the three months ended March 31, 2008, and will total $1.1 million for the year ending December 31, 2008.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

During the first quarter of 2008, the Company began utilizing the Arkona Dealer Management System which has been implemented at some of our dealerships in the Mid-Atlantic and Florida regions. As appropriate, the Company is modifying the documentation of the internal control process and procedures relating to the change to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program(1)
1/01/08 – 1/31/08	—	$—	—	980,000
2/01/08 – 2/29/08	71,489	$13.37	—	980,000
3/01/08 – 3/31/08	—	$—	—	980,000

Total	71,489	$13.37	—	980,000

(1)	On August 13, 2007, we announced that our board of directors authorized the repurchase of up to 2.0 million shares of the Company’s common stock. This share repurchase program is to be completed by the end of 2008.

Item 5.	Other Information

On May 7, 2008, Charles R. Oglesby, the Company’s President and Chief Executive Officer, entered into an amendment (the “Amendment”) to his Amended Employment Agreement with the Company, dated as of May 4, 2007 (the “Amended Employment Agreement”). The Amendment provides that in the event of Mr. Oglesby’s Termination of employment with the Company, (i) all stock options granted to him under the 2002 Equity Plan on or prior to the Effective Date will automatically become vested and exercisable, and remain exercisable for two years following such Termination date, or until their expiration pursuant to the terms of the stock option award agreement, whichever is earlier; and (ii) all shares of Restricted Stock granted to Mr. Oglesby on or prior to the Effective Date and any deferred compensation will automatically vest. In addition, the Amendment provides that all Performance Unit awards granted to Mr. Oglesby under the 2002 Equity Plan on or before the Effective Date shall be treated in the same manner as if Mr. Oglesby’s employment were terminated by the Company involuntarily (other than for Cause) immediately following a Change of Control. If, however, Termination occurs after the Compensation Committee of the Company’s Board of Directors has determined that the performance goals related to such Performance Unit awards have been attained but before the Payment Date (as such term is defined in the Performance Share Unit Award Agreement) (determined as though there is no Change of Control), such Performance Awards will be treated and paid as if Mr. Oglesby continued to be employed by the Company through the Payment Date (determined as though there was no Change of Control). All capitalized terms used in this summary that are not otherwise defined have the meaning ascribed to them in the Amended Employment Agreement. A copy of the Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2, and the above summary is qualified in its entirety by reference to the Amendment.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description of Documents
10.1	Fifth Amendment to Credit Agreement dated January 29, 2008, among Asbury Automotive Group, Inc., the subsidiaries listed therein, the Lenders listed therein and JPMorgan Chase Bank, N.A., ad administrative agent and floor plan agent and Bank of America, N.A., as syndication agent

10.2	Amendment to Amended Employment Agreement of Charles Ogelsby dated as of May 7, 2008

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2008

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2008

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2008

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2008

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: May 7, 2008	By:	/s/ CHARLES R. OGLESBY
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

Date: May 7, 2008	By:	/s/ J. GORDON SMITH
	Name:	J. Gordon Smith
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit List

Exhibit Number	Description of Documents
10.1	Fifth Amendment to Credit Agreement dated January 29, 2008, among Asbury Automotive Group, Inc., the subsidiaries listed therein, the Lenders listed therein and JPMorgan Chase Bank, N.A., ad administrative agent and floor plan agent and Bank of America, N.A., as syndication agent

10.2	Amendment to Amended Employment Agreement of Charles Ogelsby dated as of May 7, 2008

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2008

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2008

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2008

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2008