Form 10-Q
period 2008-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2008-07-31
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 29, 2008, was 31,943,166 (net of 4,760,218 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34.8	$53.4
Contracts-in-transit	94.6	116.1
Accounts receivable (net of allowance of $1.0 and $0.7, respectively)	105.5	132.8
Inventories	756.8	770.0
Deferred income taxes	12.0	12.3
Assets held for sale	27.1	34.1
Other current assets	64.8	73.7

Total current assets	1,095.6	1,192.4
PROPERTY AND EQUIPMENT, net	460.8	238.6
GOODWILL	499.7	483.3
OTHER LONG-TERM ASSETS	107.3	102.0

Total assets	$2,163.4	$2,016.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—manufacturer affiliated	$188.9	$193.7
Floor plan notes payable—non-manufacturer affiliated	470.8	480.2
Current maturities of long-term debt	18.9	1.7
Accounts payable and accrued liabilities	184.3	186.2
Liabilities associated with assets held for sale	13.2	9.9

Total current liabilities	876.1	871.7
LONG-TERM DEBT	608.9	473.9
DEFERRED INCOME TAXES	60.5	51.7
OTHER LONG-TERM LIABILITIES	25.5	34.8
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized 36,703,384 and 36,258,961 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	442.1	440.3
Retained earnings	226.5	219.4
Treasury stock, at cost; 4,760,218 and 4,677,261 shares held, respectively	(74.5)	(73.3)
Accumulated other comprehensive loss	(2.1)	(2.6)

Total shareholders’ equity	592.4	584.2

Total liabilities and shareholders’ equity	$2,163.4	$2,016.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
New vehicle	$785.6	$881.8	$1,521.8	$1,695.5
Used vehicle	314.3	387.9	638.7	759.9
Parts and service	183.5	174.0	366.1	346.3
Finance and insurance, net	39.0	42.9	77.5	81.1

Total revenues	1,322.4	1,486.6	2,604.1	2,882.8
COST OF SALES:
New vehicle	733.1	820.2	1,421.0	1,575.0
Used vehicle	287.7	353.8	583.7	690.3
Parts and service	89.0	83.2	178.8	166.9

Total cost of sales	1,109.8	1,257.2	2,183.5	2,432.2

GROSS PROFIT	212.6	229.4	420.6	450.6
OPERATING EXPENSES:
Selling, general and administrative	168.7	170.8	336.3	341.7
Depreciation and amortization	5.7	5.3	11.2	10.6
Other operating expense (income), net	2.0	(0.2)	1.7	2.5

Income from operations	36.2	53.5	71.4	95.8
OTHER INCOME (EXPENSE):
Floor plan interest expense	(8.0)	(11.0)	(17.1)	(22.1)
Other interest expense	(9.4)	(9.1)	(18.5)	(21.0)
Interest income	0.3	1.0	1.3	3.0
Loss on extinguishment of long-term debt	—	(0.8)	—	(18.5)

Total other expense, net	(17.1)	(19.9)	(34.3)	(58.6)

Income before income taxes	19.1	33.6	37.1	37.2
INCOME TAX EXPENSE	7.5	12.5	14.3	13.8

INCOME FROM CONTINUING OPERATIONS	11.6	21.1	22.8	23.4
DISCONTINUED OPERATIONS, net of tax	(0.7)	(0.5)	(1.4)	(2.4)

NET INCOME	$10.9	$20.6	$21.4	$21.0

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.37	$0.65	$0.72	$0.71
Discontinued operations	(0.03)	(0.02)	(0.04)	(0.07)

Net income	$0.34	$0.63	$0.68	$0.64

Diluted—
Continuing operations	$0.36	$0.63	$0.71	$0.69
Discontinued operations	(0.02)	(0.01)	(0.05)	(0.07)

Net income	$0.34	$0.62	$0.66	$0.62

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	31.7	32.5	31.6	32.9
Performance units	0.2	0.4	0.4	0.4
Restricted stock	0.2	—	0.1	—
Stock options	0.1	0.4	0.1	0.5

Diluted	32.2	33.3	32.2	33.8

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$21.4	$21.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	11.2	10.6
Stock-based compensation	1.6	3.5
Deferred income taxes	6.1	2.7
Loss on extinguishment of long-term debt	—	18.5
Loaner vehicle amortization	4.1	3.4
Excess tax benefits from share-based payment arrangements	—	(1.5)
Other adjustments	4.5	7.3
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	21.5	8.9
Accounts receivable	17.1	10.9
Proceeds from the sale of accounts receivable	10.7	10.6
Inventories	45.6	(7.0)
Other current assets	(28.8)	(16.1)
Floor plan notes payable—manufacturer affiliated	(4.1)	(121.6)
Floor plan notes payable—manufacturer affiliated divestitures	(4.6)	—
Accounts payable and accrued liabilities	(0.1)	1.1
Other long-term assets and liabilities, net	(0.1)	(0.4)

Net cash provided by (used in) operating activities	106.1	(48.1)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(31.5)	(28.9)
Construction reimbursements associated with sale-leaseback agreements	1.9	3.6
Acquisitions	(41.8)	(34.1)
Purchases of previously leased real estate	(207.9)	—
Proceeds from the sale of assets	20.7	8.3
Other investing activities	0.3	(2.9)

Net cash used in investing activities	(258.3)	(54.0)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-manufacturer affiliated	1,283.2	1,388.5
Floor plan borrowings—acquisitions	7.6	10.7
Floor plan repayments—non-manufacturer affiliated	(1,301.7)	(1,309.6)
Floor plan repayments—non-manufacturer affiliated divestitures	(2.8)	(5.4)
Payments of dividends	(14.4)	(13.2)
Proceeds from borrowings	187.5	265.0
Repayments of borrowings	(24.3)	(266.8)
Payments of debt issuance costs	(0.4)	(7.9)
Proceeds from the sale of warrants	—	8.9
Purchase of equity call option	—	(19.3)
Purchases of treasury stock	—	(36.1)
Purchase of treasury stock associated with net share settlement of employee share-based awards	(1.2)	(0.8)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	3.2
Excess tax benefits from share-based payment arrangements	—	1.5
Proceeds from the exercise of stock options	0.1	2.9

Net cash provided by financing activities	133.6	21.6

Net decrease in cash and cash equivalents	(18.6)	(80.5)
CASH AND CASH EQUIVALENTS, beginning of period	53.4	129.2

CASH AND CASH EQUIVALENTS, end of period	$34.8	$48.7

See Note 14 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

We are one of the largest automotive retailers in the United States, operating 122 franchises (90 dealership locations) in 22 metropolitan markets within 11 states as of June 30, 2008. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. We offer 36 domestic and foreign brands of new vehicles, including 6 heavy truck brands. We also operate 25 collision repair centers that serve customers in our local markets.

Our retail network is currently organized into primarily four regions and includes nine locally branded dealership groups: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando; and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our North Point dealerships operating in Little Rock, Arkansas and our California dealerships operating in Los Angeles, Sacramento and Fresno), (iii) Mid-Atlantic (comprising our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia). Our Plaza dealerships operating in St. Louis, Missouri, and our Gray Daniels dealerships operating in Jackson, Mississippi remain standalone operations.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Accordingly, actual results could differ from these estimates. Estimates and assumptions are reviewed quarterly and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. Refer to “Application of Critical Accounting Estimates” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our critical estimates.

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007 have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007, have been reclassified to reflect the status of our discontinued operations as of June 30, 2008.

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

In addition to the commissions we receive on the sale of third-party warranty and insurance products, we also have contingent revenue arrangements with third-party administrators whereby we will potentially receive retrospective payments in the future. These payments, if any, represent the amount of funds available to pay future claims in excess of what is actually used to pay claims on the related policies. These payments are determined by the third-party administrator when it believes that the pool of contracts have matured enough to determine that excess funds exist. The amount of retrospective payments is contingent on the claim performance (i.e., the amount of the funds used to pay customer claims). If the claim performance is such that no excess funds are predicted to exist at the maturity of the related contract, then no retrospective commissions are paid. As a result, we do not record retrospective commissions until such a time that the payment has been confirmed by the third-party administrator to the contracts, because that is the first time that the amount is fixed and determinable.

Earnings Per Share

Basic earnings per share is computed by dividing net income by our weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. There were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that upon exercise, may result in the issuance of between 3,382,978 and 6,765,957 shares of our common stock. In addition, our 3% Notes are convertible into our common stock at a current exercise price of $33.85. The shares issuable upon exercise of warrants and 3% Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share, because they are currently anti-dilutive.

Goodwill and Other Intangible Assets

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and the fact that all components are economically similar, we qualify as a single reporting unit for purposes of testing goodwill for impairment. Our dealership general managers are responsible for customer facing activities, including inventory management, advertising and personnel decisions, and have the flexibility to respond to local market conditions. The corporate management team, with input from the regional management teams, is responsible for infrastructure and general strategy decisions.

The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing our manufacturer franchise rights expire, we expect to renew those agreements in the ordinary course of business. Due to the fact that manufacturer franchise rights are specific to the location in which we acquire a dealership, we have determined that the dealership is the reporting unit for purposes of testing franchise rights for impairment.

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

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Condensed Consolidated Statements of Income. We recognized no ineffectiveness during the six months ended June 30, 2008 and minor ineffectiveness during the six months ended June 30, 2007.

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

Excess tax benefits related to share-based awards that are partially vested upon or granted after the adoption of SFAS No. 123R “Share-Based Payment” are included as cash inflows from financing activities on the accompanying Condensed Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP No. EITF 03-6-1 will not have a material impact on our consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-A applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. The provisions of FSP APB 14-a apply to our 3% Senior Subordinated Convertible Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. We estimate that the adoption of FSP APB 14-a will increase our interest expense by approximately $4.0 million in 2009 and decrease retained earnings on January 1, 2009 by approximately $7.0 million.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of SFAS 161 and have not yet adopted the statement. However, as the provisions of SFAS 161 are only related to disclosure of derivative and hedging activities, therefore the adoption of SFAS 161 will not have a material impact on our consolidated financial statements.

We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Required disclosures are included in Note 11 to our Condensed Consolidated Financial Statements.

3. RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

We have previously presented Other Income, net after Income from Operations on our Condensed Consolidated Statements of Income. Included in Other Income, net were (i) gains and losses from the sale of dealerships that were not classified as discontinued operations, (ii) rental income from owned real estate and (iii) gains and losses from the sale of property and equipment. After a review of paragraph 45 of SFAS 144, we determined that these items should be presented as a component of Income from Operations on our Condensed Consolidated Statements of Income; therefore, we are adjusting Income from Operations for the three and six months ended June 30, 2007, to include Other Income, net in Income from Operations.

In addition, we have historically presented non-core operating expenses as a component of Selling, General and Administrative on our Condensed Consolidated Statements of Income. In connection with the creation of Other Operating Expense (Income), net we have decided to reclassify non-core operating expenses from Selling, General and Administrative to Other Operating Expense (Income), net. In addition, the adjustments of amounts previously reported were impacted by franchises placed into discontinued operations after June 30, 2007.

These reclassifications do not have any impact on income from continuing operations, earnings per share or retained earnings. In addition, we have reclassified our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 to reflect the current status of our discontinued operations. Below are reconciliations between Income from Operations as previously reported and Income from Operations.

(In millions)	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
Income from operations, previously reported	$53.4	$95.8
Other income, net	0.4	0.7
Income from operations of franchises placed into discontinued operations after June 30, 2007	(0.3)	(0.7)

Income from operations	$53.5	$95.8

(In millions)	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
Selling general and administrative, previously reported	$173.6	350.0
Non-core operating expenses, net	(0.2)	(3.2)
Selling, general and administrative of franchises placed into discontinued operations in 2007	(2.6)	(5.1)

Selling, general and administrative	$170.8	$341.7

(In millions)	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
Other operating (income) expense net, previously reported	$—	$—
Other income, net	(0.4)	(0.7)
Non-core operating expenses, net	0.2	3.2

Other operating (income) expense, net	$(0.2)	$2.5

4. ACQUISITIONS

During the six months ended June 30, 2008, we acquired one franchise (one dealership location), for an aggregate purchase price of $41.8 million. We financed this acquisition through the use of (i) $33.8 million of cash, (ii) $7.6 million of floor plan borrowings from our Committed Credit Facility for the purchase of new vehicle inventory, and (iii) $0.4 million of loaner vehicle financing. During the six months ended June 30, 2007, we acquired five franchises (three dealership locations) including two heavy truck franchises for an aggregate purchase price of $34.1 million. We financed these acquisitions through the use of $23.4 million of cash and floor plan borrowings of $10.7 million from our Committed Credit Facility for the purchase of new vehicle inventory.

The preliminary allocation of purchase price for acquisitions is as follows:

	For the Six Months Ended June 30,
	2008	2007
	(In millions)
Inventory	$9.7	$11.5
Property and Equipment	7.3	4.9
Goodwill	17.0	9.4
Franchise rights	7.5	8.3
Other	0.3	—

Total purchase price	$41.8	$34.1

5. INVENTORIES

Inventories consist of the following:

	As of
	June 30, 2008	December 31, 2007
	(In millions)
New vehicles	$614.4	$622.7
Used vehicles	93.4	101.1
Parts and accessories	49.0	46.2

Total inventories	$756.8	$770.0

The lower of cost or market reserves reduced total inventory cost by $5.0 million and $4.5 million as of June 30, 2008 and December 31, 2007, respectively. In addition to the inventories shown above, we have $2.2 million and $12.8 million of inventory as of June 30, 2008 and December 31, 2007, respectively, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they are associated with franchises held for sale.

6. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, and (ii) costs of completed construction projects associated with pending sale-leaseback transactions.

Assets and liabilities held for sale include assets and liabilities associated with the pending disposition of one franchise (one dealership location) as of June 30, 2008, and five franchises (four dealership locations) as of December 31, 2007, of which four franchises were classified as discontinued operations. During the six months ended June 30, 2008, we sold five franchises (four dealership locations) that had been held for sale as of December 31, 2007. Assets associated with pending dispositions totaled $27.1 million and $24.9 million as of June 30, 2008 and December 31, 2007, respectively. Liabilities associated with pending dispositions totaled $13.2 million and $9.9 million as of June 30, 2008 and December 31, 2007, respectively. Assets held for sale and liabilities held for sale includes real estate and the related mortgages of former dealership locations not currently used in our operations totaling $18.1 million and $11.5 million, respectively, as of June 30, 2008.

Assets held for sale associated with pending sale-leaseback transactions as of December 31, 2007 include $9.2 million, related to completed construction projects. During the six months ended June 30, 2008, we received final reimbursements of $1.9 million associated with completed construction projects.

A summary of assets held for sale and liabilities associated with assets held for sale are as follows:

	As of
	June 30, 2008	December 31, 2007
	(In millions)
Assets:
Inventories	$2.2	$12.8
Completed construction projects	—	9.2
Property and equipment, net	24.3	7.9
Manufacturer franchise rights	—	1.0
Goodwill	0.3	3.2
Other	0.3	—

Total assets	27.1	34.1
Liabilities:
Floor plan notes payable	1.7	9.9
Mortgage notes payable	11.5	—

Total liabilities	13.2	9.9

Net assets held for sale	$13.9	$24.2

Included in Other Current Assets on the accompanying Condensed Consolidated Balance Sheets are costs associated with ongoing construction projects, which we expect to complete within one year from each balance sheet date. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either reimbursing us for the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the cost of the construction during the construction period, and upon completion of the construction and receipt of the final reimbursement, we remove the cost of construction from our Condensed Consolidated Balance Sheets and commence operating leases. As of June 30, 2008 and December 31, 2007, the book value of assets associated with ongoing construction projects to be completed within one year from each balance sheet date, totaled $1.1 million and $14.9 million, respectively.

7. PROPERTY AND EQUIPMENT, NET

In the second quarter of 2008, we acquired thirty-three properties previously leased by our dealerships for an aggregate purchase price of $207.9 million, $202.2 million of which was pursuant to the exercise of a right of first refusal. We financed the purchase of these properties with $151.1 million of mortgage borrowings and $56.8 million of available cash. We have placed three of these properties, with a book value of $12.9 million, in Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets. In addition, we have placed $11.5 million of mortgages associated with these three properties in Liabilities Associated with Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets. We do not use these properties in our dealership operations and they are pending disposition.

8. GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (in millions):

Balance as of December 31, 2007	$483.3
Goodwill included in Assets Held for Sale as of December 31, 2007	3.2
Acquisitions	17.0
Divestitures	(3.5)
Goodwill Held for Sale as of June 30, 2008	(0.3)

Balance as of June 30, 2008	$499.7

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

The change in the carrying amount of manufacturing franchise rights, which are included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets, are as follows (in millions):

Balance as of December 31, 2007	$53.2
Manufacturer Franchise Rights included in Assets Held for Sale as of December 31, 2007	1.0
Acquisitions	7.5
Divestitures	(1.0)

Balance as of June 30, 2008	$60.7

9. LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	June 30, 2008	December 31, 2007
	(In millions)
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $6.1 million and $6.6 million, respectively)	$173.3	$172.8
7.625% Senior Subordinated Notes due 2017	150.0	150.0
3% Senior Subordinated Convertible Notes Due 2012	115.0	115.0
Mortgage notes payable	176.2	25.8
Revolver	10.0	—
Bridge loans	—	8.3
Other	3.3	3.7

	627.8	475.6
Less: current portion	(18.9)	(1.7)

Long-term debt	$608.9	$473.9

Bridge Loans

During the first quarter of 2008, we repaid two bridge loans totaling $8.3 million which were used to finance the purchase of real estate at one of our dealership locations with the proceeds from the issuance of $8.3 million of mortgage notes payable.

Mortgage Notes Payable

During the second quarter of 2008, we borrowed $151.1 million in the form of thirty-two separate mortgage notes payable to purchase $202.2 million of previously leased real estate. Each mortgage note payable is secured by the related real estate and matures in June 2013. The mortgage notes payable bear interest at a variable rate calculated as the London Interbank Offered Rate (“LIBOR”) plus 245 basis points. We are required to make monthly principal payments based on a straight-line twenty year amortization schedule. We have placed $11.5 million of mortgages associated with three of the properties acquired in Liabilities Associated with Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets. We do not use these properties in our dealership operations and they are pending disposition.

In addition, during the second quarter of 2008, we borrowed $3.1 million in connection with the construction of a service facility at one of our dealerships.

10. FINANCIAL INSTRUMENTS

We have an interest rate swap with a current notional principal amount of $150.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan notes payable through maturity in November 2008. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of June 30, 2008 and December 31, 2007, the swap agreement had a fair value of $1.4 million and $1.5 million, respectively and is included in Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets.

We have an interest rate swap with a current notional principal amount of $13.2 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of June 30, 2008 and December 31, 2007, the swap agreement had a fair value of $0.2 million and is included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheets.

In the second quarter of 2008, we entered into an interest rate swap with a current notional principal amount of $125.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan payable through maturity in June 2013. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of June 30, 2008, the swap agreement had a fair value of $0.5 million and is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

We terminated three of our interest rate swap agreements in March 2006, resulting in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of June 30, 2008, was $2.1 million ($1.3 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of these terminated cash flow swaps totaled $0.3 million for the six months ended June 30, 2008 and will total $0.7 million for the year ending December 31, 2008. In addition, included as a reduction to our 8% Notes as of June 30, 2008, was $6.1 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of this terminated fair value swap totaled $0.5 million for the six months ended June 30, 2008, and will total $1.1 million for the year ending December 31, 2008.

11. FAIR VALUE

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

Assets or liabilities recorded at fair value in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2008, are as follows:

(In millions)	Total Assets (Liabilities)	Fair Value at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments (1)	$9.9	$—	$9.9	$—
Cash Flow Swaps (2)	$(1.1)	$—	$(1.1)	$—

Total	$8.8	$—	$8.8	$—

(1)	-	Included within Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheet
(2)	-	Included net of taxes of $0.7 million in Accumulated Other Comprehensive Loss in the accompanying Condensed Consolidated Balance Sheet

Nonfinancial Assets and Liabilities

In November 2007, the FASB placed a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities. Accordingly, we will adopt the methods of fair value described in SFAS 157 for nonfinancial assets and liabilities on January 1, 2009. We have not yet determined the impact, if any, on our consolidated financial statements for these nonfinancial assets and liabilities, which include, but are not limited to, goodwill, franchise rights and assets held for sale.

12. COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$10.9	$20.6	$21.4	$21.0
Other comprehensive income:
Change in fair value of cash flow swaps	2.1	0.8	0.6	0.5
Amortization of expired cash flow swaps	0.1	0.2	0.3	0.4
Income tax expense associated with cash flow swaps	(0.8)	(0.4)	(0.4)	(0.3)

Comprehensive income	$12.3	$21.2	$21.9	$21.6

13. DISCONTINUED OPERATIONS

During the six months ended June 30, 2008, we sold five franchises (four dealership locations), four of which were classified as discontinued operations. There was one franchise (one dealership location) pending disposition as of June 30, 2008, which has been classified as Assets Held for Sale. The accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007, have been reclassified to reflect the status of our discontinued operations as of June 30, 2008.

The following table provides further information regarding our discontinued operations as of June 30, 2008, and includes the results of businesses sold prior to June 30, 2008:

(Dollars in millions)	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
	Sold	Pending Disposition(b)	Total	Sold (a)	Pending Disposition (b)	Total
Franchises:
Mid-line Domestic	—	—	—	2	—	2
Mid-line Import	1	—	1	—	—	—
Value	—	—	—	1	—	1
Luxury	—	1	1	—	1	1

Total	1	1	2	3	1	4

Ancillary Businesses	—	—	—	—	—	—

Revenues	$2.7	$3.0	$5.7	$15.1	$5.3	$20.4
Cost of sales	2.4	2.3	4.7	13.2	4.3	17.5

Gross profit	0.3	0.7	1.0	1.9	1.0	2.9
Operating expenses	0.9	0.7	1.6	2.4	0.9	3.3

Income (loss from operations	(0.6)	—	(0.6)	(0.5)	0.1	(0.4)
Other expense, net	(0.1)	(0.2)	(0.3)	(0.1)	—	(0.1)
Loss on disposition of discontinued operations, net	(0.3)	—	(0.3)	(0.3)	—	(0.3)

Income (loss) before income taxes	(1.0)	(0.2)	(1.2)	(0.9)	0.1	(0.8)
Income tax benefit (expense)	0.4	0.1	0.5	0.3	—	0.3

Discontinued operations, net of tax	$(0.6)	$(0.1)	$(0.7)	$(0.6)	$0.1	$(0.5)

(a)	Franchises were sold between April 1, 2007 and June 30, 2008
(b)	Franchises pending disposition as of June 30, 2008

(Dollars in millions)	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Sold	Pending Disposition (b)	Total	Sold (a)	Pending Disposition (b)	Total
Franchises:
Mid-line Domestic	2	—	2	2	—	2
Mid-line Import	1	—	1	—	—	—
Value	1	—	1	3	—	3
Luxury	—	1	1	—	1	1

Total	4	1	5	5	1	6

Ancillary Businesses	—	—	—	1	—	1

Revenues	$11.6	$7.1	$18.7	$31.9	$9.5	$41.4
Cost of sales	10.9	5.6	16.5	28.0	7.7	35.7

Gross profit	0.7	1.5	2.2	3.9	1.8	5.7
Operating expenses	2.2	1.5	3.7	5.3	1.7	7.0

Income (loss) from operations	(1.5)	—	(1.5)	(1.4)	0.1	(1.3)
Other expense, net	(0.2)	(0.2)	(0.4)	(0.4)	—	(0.4)
Loss on disposition of discontinued operations, net	(0.3)	—	(0.3)	(2.0)	—	(2.0)

Loss before income taxes	(2.0)	(0.2)	(2.2)	(3.8)	0.1	(3.7)
Income tax benefit	0.7	0.1	0.8	1.3	—	1.3

Discontinued operations, net of tax	$(1.3)	$(0.1)	$(1.4)	$(2.5)	$0.1	$(2.4)

(a)	Franchises were sold between January 1, 2007 and June 30, 2008
(b)	Franchises pending disposition as of June 30, 2008

14. SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2008 and 2007, we made interest payments, net of amounts capitalized, totaling $35.2 million and $39.3 million, respectively.

During the six months ended June 30, 2008 and 2007, we made income tax payments totaling $10.0 million and $5.2 million, respectively.

The following items are included in Other Adjustments to reconcile net income to cash flow from operating activities:

(In millions)	For the Six Months Ended June 30,
	2008	2007
Amortization of deferred financing fees	$1.3	$1.3
Loss on investments	0.8	—
Loss on sale of franchises	0.3	2.0
Loss on sale of assets	0.6	0.1
Swap amortization	0.8	0.9
Deferred compensation expense	0.3	2.1
Deferred gain amortization	(0.4)	(0.4)
Other individually immaterial items	0.8	1.3

Total	$4.5	$7.3

15. COMMITMENTS AND CONTINGENCIES

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

From time to time, we and our dealerships are involved in litigation, including class actions, involving the manufacture and sale of motor vehicles, including but not limited to the charging of administrative, service, processing or document preparation fees, employment-related claims, the operation of dealerships, contractual disputes, actions brought by governmental authorities and other matters arising in the ordinary course of our business. With respect to certain of these claims, the previous owners of dealerships we have acquired have indemnified us. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures. However, the outcome of these matters cannot be predicted with certainty, and unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures.

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

16. SHARE-BASED COMPENSATION

A summary of options outstanding and exercisable under our share-based compensation plans as of June 30, 2008, and changes during the six months ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding—December 31, 2007	1,100,804	$14.37
Granted	—	$—
Exercised	(8,834)	$14.31
Expired / Forfeited	(4,168)	$14.51

Options outstanding—June 30, 2008	1,087,802	$14.37	5.1	$—

Options exercisable—June 30, 2008	1,087,802	$14.37	5.1	$—

*	Based on the closing price of our common stock on June 30, 2008 which was $12.85 per share.

Net cash received from option exercises for the six months ended June 30, 2008, was $0.1 million. The actual intrinsic value of options exercised during the six months ended June 30, 2008, was not material. The actual tax benefit realized for the tax deductions from option exercises was not material for the six months ended June 30, 2008.

A summary of performance share units and restricted stock as of June 30, 2008, and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2007*	575,768	$21.92
Granted	169,251	$14.29
Performance estimate	(189,550)	$23.47
Vested	(211,094)	$16.86
Forfeited	(25,650)	$17.59

Performance Share Units—June 30, 2008**	318,725	$20.75

*	Maximum of 1,037,250 issuable upon attaining certain performance metrics.
**	Maximum of 919,577 issuable upon attaining certain performance metrics.

The actual intrinsic value of vested performance units and restricted stock during the six months ended June 30, 2008, totaled $3.5 million. The actual tax benefit realized for the tax deductions from vested performance units and restricted stock was $1.3 million for the six months ended June 30, 2008. We repurchased 82,957 shares for $1.2 million from employees in connection with the net share settlement of performance units vested during the six months ended June 30, 2008.

Each performance share unit provides an opportunity for the employee to receive a number of shares of our common stock based on our performance during a three-year period as measured against objective performance goals as determined by the compensation committee of our board of directors. The actual number of shares earned may range from 0% to 180% of the target number of shares depending upon achievement of such performance goals. During the first half of 2008 we have reduced the performance estimate by 189,550 shares to the actual amount of performance units we expect to vest, which reflects our current performance against our performance goals.

A summary of restricted stock issued as of June 30, 2008, and changes during the six months then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2007	72,525	$26.83
Granted	224,491	$14.39
Vested	(41,551)	$22.94
Forfeited	—	$—

Restricted Stock—June 30, 2008	255,465	$16.53

17. SUBSEQUENT EVENTS

In July 2008, our board of directors declared a $0.225 per share cash dividend. This was the ninth consecutive quarter that a dividend was paid.

In July 2008, we sold one franchise (one dealership location) for $1.7 million and recognized a loss on the sale of $0.1 million. This franchise was classified as a discontinued operation as of June 30, 2008.

In July 2008, we initiated a phased restructuring plan, the first step of which is the restructuring of our corporate overhead, shutting down our offices in New York, NY and Stamford, CT, and moving our headquarters to Atlanta, GA. This move will bring us closer to our dealership operations and will result in an estimated 20% reduction in our corporate personnel expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are one of the largest automotive retailers in the United States operating 122 franchises (90 dealership locations) in 22 metropolitan markets within 11 states as of June 30, 2008. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. We offer 36 domestic and foreign brands of new vehicles, including 6 heavy truck brands. We also operate 25 collision repair centers that serve customers in our local markets.

Our retail network is currently organized into primarily four regions and includes nine locally branded dealership groups: (i) Florida (comprising our Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando; and our Courtesy dealerships operating in Tampa), (ii) West (comprising our McDavid dealerships operating throughout Texas, our North Point dealerships operating in Little Rock, Arkansas, and our California dealerships operating in Los Angeles, Sacramento and Fresno), (iii) Mid-Atlantic (comprising our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia) and (iv) South (comprising our Nalley dealerships operating in Atlanta, Georgia). Our Plaza dealerships operating in St. Louis, Missouri, and our Gray Daniels dealerships operating in Jackson, Mississippi, remain standalone operations. We expect to continue acquiring single point dealerships or small dealership groups in our existing market areas, as well as large luxury franchises outside our existing markets, to grow our business, increase the number of vehicle brands we offer and to create a larger gross profit base over which to spread overhead costs.

Our revenues are derived primarily from four offerings: (i) the sale of new vehicles to individual retail customers (“new retail”) and commercial customers (“fleet”) (the terms “new retail” and “fleet” being collectively referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (collectively referred to as “parts and service”); and (iv) the arrangement of vehicle financing and the sale of various insurance and warranty products (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and F&I based on F&I per vehicle sold. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve full months.

The organic growth of our company is dependent upon the execution of our balanced automotive retailing and service business strategy as well as our strong brand mix, which is heavily weighted towards luxury and mid-line import brands. Our vehicle sales have historically fluctuated with general local economic conditions, including consumer confidence, availability of consumer credit and fuel prices. We believe that the impact on our business by any future negative trends in new vehicle sales will be partially mitigated by (i) the stability of our parts and service operations, (ii) the variability of significant components of our cost structure and (iii) our advantageous brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margin than used vehicle sales and sales of parts and services. As a result, when used vehicle and parts and service revenue increases as a percentage of total revenue, we expect our overall gross profit margin to increase. We continue to implement new initiatives specifically designed to accelerate the growth of our high margin businesses and to leverage our selling, general and administrative (“SG&A”) expense structure.

SG&A expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions), or controllable (such as advertising), generally allowing us to adapt to changes in the retail environment. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit.

Our operating results are generally subject to changes in the economic environment as well as seasonal variations. We tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters of the calendar year. Generally, the seasonal variations in our operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things. The current economic environment has created significant challenges to our business, including declining vehicle sales due to low consumer confidence, a decline in the availability and increased cost of credit to consumers, high gas prices and a sharp increase in consumer demand for smaller and more fuel efficient vehicles and away from trucks and sport utility vehicles (“SUVs”). However, over the past several years, certain automobile manufacturers have used a combination of vehicle pricing and financing incentive programs to generate increased customer demand for new vehicles. We anticipate that the manufacturers will continue to use these incentive programs to drive demand for their product offerings. In addition, we believe the manufacturers will adjust production to meet the consumer demand for smaller and more fuel efficient vehicles; however, we do not expect that the near-term production adjustments by automotive manufactures will be sufficient to align inventories with consumer demand.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008, Compared to the Three Months Ended June 30, 2007

	For the Three Months Ended June 30,
	2008	2007	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$785.6	$881.8	$(96.2)	(11)%
Used vehicle	314.3	387.9	(73.6)	(19)%
Parts and service	183.5	174.0	9.5	5%
Finance and insurance, net	39.0	42.9	(3.9)	(9)%

Total revenues	$1,322.4	$1,486.6	(164.2)	(11)%

GROSS PROFIT:
New vehicle	52.5	61.6	(9.1)	(15)%
Used vehicle	26.6	34.1	(7.5)	(22)%
Parts and service	94.5	90.8	3.7	4%
Finance and insurance, net	39.0	42.9	(3.9)	(9)%

Total gross profit	212.6	229.4	(16.8)	(7)%

OPERATING EXPENSES:
Selling, general and administrative	168.7	170.8	(2.1)	(1)%
Depreciation and amortization	5.7	5.3	0.4	8%
Other operating expenses (income), net	2.0	(0.2)	2.2	NM

Income from operations	36.2	53.5	(17.3)	(32)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(8.0)	(11.0)	(3.0)	(27)%
Other interest expense	(9.4)	(9.1)	0.3	3%
Interest income	0.3	1.0	(0.7)	(70)%
Loss on extinguishment of long-term debt	—	(0.8)	(0.8)	(100)%

Total other expense, net	(17.1)	(19.9)	(2.8)	(14)%

Income before income taxes	19.1	33.6	(14.5)	(43)%
INCOME TAX EXPENSE	7.5	12.5	(5.0)	(40)%

INCOME FROM CONTINUING OPERATIONS	11.6	21.1	(9.5)	(45)%
DISCONTINUED OPERATIONS, net of tax	(0.7)	(0.5)	(0.2)	(40)%

NET INCOME	$10.9	$20.6	$(9.7)	(47)%

Income from continuing operations per common share—Diluted	$0.36	$0.63	$(0.27)	(43)%

Net income per common share—Diluted	$0.34	$0.62	$(0.28)	(45)%

	For the Three Months Ended June 30,
	2008	2007
REVENUE MIX PERCENTAGES:
New light vehicles	55.8%	55.5%
New heavy trucks	3.6%	3.8%
Used retail	18.5%	19.8%
Used wholesale	5.3%	6.3%
Parts and service	13.9%	11.7%
Finance and insurance, net	2.9%	2.9%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	23.8%	25.8%
New heavy trucks	0.9%	1.1%
Used retail	12.9%	14.9%
Used wholesale	(0.3)%	(0.1)%
Parts and service	44.4%	39.6%
Finance and insurance, net	18.3%	18.7%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	79.4%	74.5%

Net income decreased $9.7 million (47%) during the second quarter of 2008 as compared to the second quarter of 2007, as a result of a $9.5 million (45%) decrease in income from continuing operations and a $0.2 million increase in net losses from discontinued operations. Income from continuing operations during the second quarter of 2008 and 2007 includes net of tax “non-core items” of $1.0 million and $1.1 million, respectively, as detailed in the table below.

	For the Three Months Ended June 30,
	2008	2007
	(In millions, except per share data)
NON–CORE ITEMS
Executive separation benefits expense, net of tax	$1.0	$—
Loss on extinguishment of long-term debt, net of tax	—	0.6
Secondary offering expenses*	—	0.3
Legal settlements expense, net of tax	—	0.2

Total non-core items	$1.0	$1.1

*	Secondary offering expenses are not deductible for tax purposes; therefore, no tax benefit has been reflected.

We continue to encounter a challenging retail environment due to declining consumer confidence, rising gas prices, changes in consumer demand, falling home prices, and instability in the financial markets, all of which contributed to lower consumer traffic in our stores. The economic environment was particularly weak in Florida, which generates approximately 30% of our total revenue and contributed the largest decline in profitability. In addition, we experienced severe weather and tornado damage in our Mississippi markets, which negatively impacted our profitability. The $9.5 million (45%) decrease in income from continuing operations was a result of a decline in both new and used vehicle gross profit, which decreased $9.1 million (15%) and $7.5 million (22%), respectively, as a result of lower sales volumes and lower gross margins. The decrease in new and used vehicle gross profit had a de-leveraging impact on our selling, general and administrative expense (“SG&A”) as a percentage of gross profit, which increased 490 basis points to 79.4%. The decreases in new and used vehicle gross profit and expense de-leveraging were partially offset by (i) a $3.7 million (4%) increase in parts and service gross profit and (ii) a $3.0 million (27%) decrease in floor plan interest expense, primarily due to a lower short-term interest rate environment.

Despite the challenging retail and economic environment, we believe that opportunities exist in the marketplace to remain competitive, including (i) focusing on our higher margin parts and service and finance and insurance businesses, (ii) managing inventory to meet customer demands, (iii) executing on cost reduction initiatives and (iv) improving customer service at our dealerships. In addition, in the second quarter of 2008, we purchased thirty-three leased properties on which we operate dealerships for an aggregate purchase price of $207.9 million. We estimate this transaction will be $0.02 accretive to diluted earnings per share on an annualized basis.

The $164.2 million (11%) decrease in total revenue was primarily a result of a $96.2 million (11%) decrease in new vehicle revenue, a $73.6 million (19%) decrease in used vehicle revenue, partially offset by a $9.5 million (5%) increase in parts and service revenue. The decrease in new vehicle revenue includes a $134.8 million (16%) decrease in same store light vehicle revenue, a $9.4 million (16%) decrease in heavy truck revenue, partially offset by $48.0 million derived from dealership acquisitions. The decrease in used vehicle revenue includes a $60.3 million (20%) decrease in same store retail revenue and $28.3 million (30%) decrease in same store wholesale revenue, partially offset by a $15.0 million increase in used vehicle revenue derived from dealership acquisitions.

The $16.8 million (7%) decrease in total gross profit was primarily a result of a $9.1 million (15%) decrease in new vehicle gross profit and a $7.5 million (22%) decrease in used vehicle gross profit, partially offset by a $3.7 million (4%) increase in parts and service gross profit. Our total gross profit margin increased 70 basis points to 16.1%, principally as a result of a mix shift to our higher margin parts and service and F&I businesses. Our total light vehicle gross profit margin increased 60 basis points to 16.3%.

We expect the remainder of 2008 to continue to be a challenging retail environment, which we expect will continue to negatively impact new and used vehicle sales. However, we expect the luxury and mid-line import brands, which comprise approximately 80% of our unit volumes, will continue to increase market share. We expect a continually challenging market and could continue to experience a year over year decline in net income. We could experience an even greater year over year decline in net income if any one of or a combination of the following items materially change (i) the new vehicle SAAR for 2008 drops below 14.0 million, (ii) retail margins continue to decrease, or (iii) interest rates increase.

New Vehicle

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions, except for per vehicle data)
Revenue:
New revenue—same store(1)
Luxury	$241.9	$289.1	$(47.2)	(16)%
Mid-line import	339.4	383.1	(43.7)	(11)%
Mid-line domestic	102.6	142.8	(40.2)	(28)%
Value	6.1	9.8	(3.7)	(38)%

Total light vehicle revenue—same store(1)	690.0	824.8	(134.8)	(16)%
Heavy trucks	47.6	57.0	(9.4)	(16)%

Total new revenue—same store(1)	737.6	881.8	(144.2)	(16)%
New revenue—acquisitions	48.0	—

New vehicle revenue, as reported	$785.6	$881.8	$(96.2)	(11)%

New revenue per vehicle sold—same store(1)	$30,239	$30,715	$(476)	(2)%

New revenue per vehicle sold—actual	$30,189	$30,715	$(526)	(2)%

New revenue mix—same store(1)
Luxury	33%	33%
Mid-line import	46%	44%
Mid-line domestic	14%	16%
Value	1%	1%
Heavy trucks	6%	6%

Gross Profit:
New gross profit—same store(1)
Luxury	$17.7	$22.7	$(5.0)	(22)%
Mid-line import	21.8	26.2	(4.4)	(17)%
Mid-line domestic	7.0	9.7	(2.7)	(28)%
Value	0.3	0.5	(0.2)	(40)%

Total light vehicle gross profit—same store(1)	46.8	59.1	(12.3)	(21)%
Heavy trucks	2.0	2.5	(0.5)	(20)%

Total new gross profit—same store(1)	48.8	61.6	(12.8)	(21)%
New gross profit—acquisitions	3.7	—

New vehicle gross profit, as reported	$52.5	$61.6	$(9.1)	(15)%

New gross profit per vehicle sold—same store(1)	$2,001	$2,146	$(145)	(7)%

New gross profit per vehicle sold —actual	$2,017	$2,146	$(129)	(6)%

New gross margin—same store(1)	6.6%	7.0%	(0.4)%	(6)%

New gross margin—actual	6.7%	7.0%	(0.3)%	(4)%

New gross profit mix—same store(1)
Luxury	36%	37%
Mid-line import	45%	42%
Mid-line domestic	14%	16%
Value	1%	1%
Heavy trucks	4%	4%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2008	2007
New Vehicle Units:
New vehicle units—same store(1)
Luxury	5,180	6,145	(965)	(16)%
Mid-line import	14,095	15,086	(991)	(7)%
Mid-line domestic	3,214	4,165	(951)	(23)%
Value	314	501	(187)	(37)%

Total light vehicle retail units—same store(1)	22,803	25,897	(3,094)	(12)%
Fleet vehicles	891	1,837	(946)	(51)%

Total light vehicle units—same store(1)	23,694	27,734	(4,040)	(15)%
Heavy trucks	698	975	(277)	(28)%

Total new vehicle units—same store(1)	24,392	28,709	(4,317)	(15)%
New vehicle units—acquisitions	1,631	—

New vehicle units—actual	26,023	28,709	(2,686)	(9)%

Total light vehicle units—same store(1)	23,694	27,734	(4,040)	(15)%
Total light vehicle units—acquisitions	1,631	—

Total light vehicle units	25,325	27,734	(2,409)	(9)%

New vehicle units mix—same store(1)
Luxury	21%	21%
Mid-line import	58%	53%
Mid-line domestic	13%	15%
Value	1%	2%
Heavy trucks	3%	3%
Fleet vehicles	4%	6%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $96.2 million (11%) decrease in new vehicle revenue was primarily a result of a $134.8 million (16%) decrease in same store light vehicle revenue due to a 12% decrease in same store light vehicle retail unit sales, a 51% decrease in same store fleet unit sales and a 2% decrease in same store revenue per vehicle during a period of declining consumer confidence, challenging retail sales and overall weak economic environment. The new vehicle business continued to be under pressure during the quarter as the second quarter new vehicle SAAR was down 12% to 14.1 million from 16.1 million during the second quarter of 2007. We experienced same store unit sales declines across all brand segments, led by a 23% decrease in same store light vehicle retail units from our mid-line domestic brands as these brands continue to lose market share to the luxury and mid-line import brands. We believe that it has been difficult for manufacturers to adapt in the short term to the sharp increase in consumer demand for smaller, fuel efficient vehicles and away from trucks and SUVs. As a result, it has been challenging to adjust our inventories to consumer demand.

The comparative results of our heavy trucks business continue to be challenging due to changes in emission laws in January 2007, which pulled forward demand for 2006 model year heavy trucks into 2006 and the first half of 2007. Heavy truck revenue decreased $9.4 million (16%) as a result of a 28% decrease in unit sales. We have performed a thorough review of our heavy trucks business and have reduced our cost structure in response to lower demand.

The $9.1 million (15%) decrease in new vehicle gross profit was due to a $12.3 million (21%) decrease in same store light vehicle gross profit, resulting from a 12% decrease in same store light vehicle retail unit sales and a 40 basis point decrease in same store gross margin. In addition, heavy truck gross profit decreased $0.5 million (20%) as a result of a 28% decrease in heavy truck unit sales. The unit sales and margin decreases reflect a competitive marketplace with less business available due to the overall weak economic environment. In addition, our mid-line domestic and mid-line import dealerships continued to experience a mix shift away from high margin truck and SUVs towards smaller, more fuel efficient, lower gross margin cars. In addition, our luxury dealerships continued to experience a mix shift away from higher priced luxury models towards lower margin entry level products. Both of these factors contributed to a $145 (7%) decline in same store gross profit per unit sold. The decreases discussed above were partially offset by $3.7 million of gross profit derived from dealership acquisitions.

Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions, except for per vehicle data)
Revenue:
Retail revenues—same store(1)
Light vehicle	$233.5	$290.0	$(56.5)	(19)%
Heavy trucks	0.9	4.7	(3.8)	(81)%

Total used retail revenues—same store(1)	234.4	294.7	(60.3)	(20)%
Retail revenues—acquisitions	10.4	—

Total used retail revenues	244.8	294.7	(49.9)	(17)%

Wholesale revenues—same store(1)	64.9	93.2	(28.3)	(30)%
Wholesale revenues—acquisitions	4.6	—

Total wholesale revenues	69.5	93.2	(23.7)	(25)%

Used vehicle revenue, as reported	$314.3	$387.9	$(73.6)	(19)%

Gross profit:
Retail gross profit—same store(1)
Light vehicle	$26.2	$34.2	$(8.0)	(23)%
Heavy trucks	—	0.1	(0.1)	(100)%

Total used retail gross profit—same store(1)	26.2	34.3	(8.1)	(24)%
Retail gross profit—acquisitions	1.0	—

Total used retail gross profit	27.2	34.3	(7.1)	(21)%

Wholesale gross profit—same store(1)	(0.6)	(0.2)	(0.4)	(200)%
Wholesale gross profit—acquisitions	—	—

Total wholesale gross profit	(0.6)	(0.2)	(0.4)	(200)%

Used vehicle gross profit, as reported	$26.6	$34.1	$(7.5)	(22)%

Used retail units—same store(1)
Light vehicle	13,195	15,854	(2,659)	(17)%
Heavy trucks	28	159	(131)	(82)%

Total used retail units—same store(1)	13,223	16,013	(2,790)	(17)%

Used retail units—acquisitions	571	—

Used retail units—actual	13,794	16,013	(2,219)	(14)%

Used revenue PVR—same store(1)	$17,727	$18,404	$(677)	(4)%

Used revenue PVR—actual	$17,747	$18,404	$(657)	(4)%

Used gross profit PVR—same store(1)	$1,981	$2,142	$(161)	(8)%

Used gross profit PVR—actual	$1,972	$2,142	$(170)	(8)%

Used retail gross margin—same store(1)	11.2%	11.6%	(0.4)%	(3)%

Used retail gross margin—actual	11.1%	11.6%	(0.5)%	(4)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $73.6 million (19%) decrease in used vehicle revenue includes a $60.3 million (20%) decrease in same store retail revenue and a $28.3 million (30%) decrease in same store wholesale revenue, partially offset by $15.0 million derived from dealership acquisitions. The $7.5 million (22%) decrease in used vehicle gross profit was primarily a result of an $8.1 million (24%) decrease in same store retail gross profit. The decrease in used vehicle revenue and gross profit reflect (i) a weak retail environment, (ii) a significant decline in the sale of used heavy trucks, (iii) a tightening lending environment, (iv) lower sales to sub-prime customers and (v) a sharp increase in consumer demand for smaller and more fuel efficient vehicles and away from trucks and SUVs.

The rapid decline in consumer demand for trucks and SUVs has caused us to retail more of these vehicles that otherwise would have been wholesaled because of weak demand for these vehicles at the auction. We have experienced reduced used vehicle sales to sub-prime customers as sales to sub-prime customers reached their peak in the first quarter of 2007, prior to the weakening of the economy and tightening lending practices, both of which began in the second half of 2007. We are closely managing our sub-prime business and continue to believe there is opportunity to improve our used vehicle sales by offering appropriately priced used vehicle inventory; however, we expect our sub-prime gross margins to decrease slightly from their 2007 levels as a result of financing providers lowering their advance ratios.

We continue to focus on inventory management, including aligning our inventory to meet consumer demands and decreasing our inventory in response to the slower retail environment. Although our same store wholesale losses were $0.6 million and our retail margins decreased 4%, we decreased our used vehicle inventory by 8% in the second quarter of 2008, in addition to a 13% reduction during 2007. As a result, we believe our used vehicle inventory is now better aligned with consumer demand. We expect that this improvement in our used vehicle inventory will help mitigate the impact of the challenging economic environment on our used vehicle performance. In addition, we continue to focus on the growth of all used vehicle product offerings, including factory certified, traditional and cash cars.

Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions)
Revenue:
Light vehicle—same store(1)	$159.6	$158.1	$1.5	1%
Heavy trucks	15.2	15.9	(0.7)	(4)%

Total revenue—same store(1)	174.8	174.0	0.8	—%

Revenues—acquisitions	8.7	—

Parts and service revenue, as reported	$183.5	$174.0	$9.5	5%

Gross profit:
Light vehicle—same store(1)	$85.1	$85.5	$(0.4)	—%
Heavy trucks	4.9	5.3	(0.4)	(8)%

Total gross profit—same store(1)	90.0	90.8	(0.8)	(1)%

Gross profit—acquisitions	4.5	—

Parts and service gross profit, as reported	$94.5	$90.8	$3.7	4%

Parts and service gross margin—same store(1)	51.5%	52.2%	(0.7)%	(1)%

Parts and service gross margin—actual	51.5%	52.2%	(0.7)%	(1)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $9.5 million (5%) increase in parts and service revenues and $3.7 million (4%) increase in parts and service gross profit was primarily due to revenue and gross profit derived from dealership acquisitions as same store revenue increased by only $0.8 million and gross profit decreased by only $0.8 million (1%) during the second quarter of 2008, as compared to the second quarter 2007. Same store customer pay parts and service revenue decreased $0.5 million (1%), while gross profit increased $0.4 million (1%). Same store revenue and gross profit from our wholesale parts business increased $2.5 million (7%) and $0.4 million (7%), respectively. We continue to experience decreases in our warranty business as same store warranty revenue and gross profit decreased $1.6 million (5%) and $0.4 million (3%), respectively, as a result of improvements in the quality of vehicles produced in recent years.

Despite the challenging retail and overall economic environment, our parts and service business has remained relatively stable. We believe that in difficult economic times consumers may delay new vehicle purchases, but will continue to require maintenance and repair work. We have focused on growing our customer pay business and expect our parts and service sales to continue to grow as we (i) continue to invest in additional service capacity, (ii) upgrade equipment, (iii) improve customer retention and customer satisfaction, (iv) capitalize on our regional training programs, and (v) add service advisors and skilled technicians to meet anticipated future demand, especially from the increased market share of the luxury import and mid-line import brands. In addition, we expect to recognize improved parts and service gross profit in the future from heavy trucks as a result of the addition of service capacity at our heavy truck service center, and as the customers who purchased vehicles prior to the emission law changes begin to bring their vehicles in for maintenance and repairs.

Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2008	2007
	(In millions, except for per vehicle data)
Finance and insurance, net—same store(1)
Light vehicle	$37.4	$42.6	$(5.2)	(12)%
Heavy trucks	0.1	0.3	(0.2)	(67)%

Finance and insurance, net—same store(1)	37.5	42.9	(5.4)	(13)%

Finance and insurance, net—acquisitions	1.5	—

Finance and insurance, net as reported	$39.0	$42.9	$(3.9)	(9)%

F&I per vehicle sold—same store(1)	$997	$959	$38	4%

F&I per vehicle sold—actual	$979	$959	$20	2%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I decreased $3.9 million (9%) during the second quarter of 2008 as compared to the second quarter of 2007, as a result of a $5.4 million (13%) decrease in same store F&I, partially offset by $1.5 million derived from dealership acquisitions. The decrease in same store F&I was a result of a 16% decrease in same store unit sales, partially offset by a 4% increase in same store F&I per vehicle sold. The increase in F&I per vehicle sold was attributable to (i) increased customer acceptance rates on sales of our aftermarket products and services, (ii) lengthening in finance contract terms, (iii) improved F&I performance of the bottom third of our stores and (iv) mix shift away from sub-prime customers, as these deals typically generate less finance and insurance revenue. Overall, our F&I performance is dependent on unit sales and F&I per vehicle sold. We believe opportunities exist to increase F&I per vehicle sold, as compared to the prior period through (a) the improvement of our F&I results at our lower-performing franchises, (b) the continued refinement and enhancement in the menu of products we offer our customers and (c) a continued mix shift away from sub-prime customers.

Selling, General and Administrative—

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2008	% of Gross Profit	2007	% of Gross Profit
	(Dollars in millions)
Personnel costs	$73.0	36.2%	$77.9	34.0%	$(4.9)	2.2%
Sales compensation	21.6	10.7%	26.0	11.3%	(4.4)	(0.6)%
Share-based compensation	(0.6)	(0.3)%	1.6	0.7%	(2.2)	(1.0)%
Outside services	15.7	7.8%	13.9	6.1%	1.8	1.7%
Advertising	12.5	6.2%	12.7	5.5%	(0.2)	0.7%
Rent	13.5	6.7%	14.1	6.1%	(0.6)	0.6%
Utilities	4.3	2.1%	4.4	1.9%	(0.1)	0.2%
Insurance	4.4	2.2%	3.1	1.4%	1.3	0.8%
Other	16.6	8.1%	17.1	7.5%	(0.5)	0.6%

Selling, general and administrative—same store (1)	$161.0	79.7%	$170.8	74.5%	$(9.8)	5.2%
Acquisitions	7.7		—

Selling, general and administrative—actual	$168.7		$170.8

Gross Profit—same store	$201.9		$229.4

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 79.7% for the second quarter of 2008, as compared to 74.5% for the second quarter of 2007. The 520 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes, including a 220 basis point increase in personnel costs and a 60 basis point increase in rent expense as well as (i) a 170 basis point increase in outside services due primarily to Arkona dealer management system installation costs, including the overlap of license fees for our prior dealer management systems, as well as increased professional fees and increased training costs and (ii) an 70 basis point increase in insurance expense due to primarily to increased property and workers compensation claims. These items were partially offset by a 100 basis point decrease in share-based compensation expense as a result of reductions in performance estimates of employee equity awards.

We have implemented several expense control initiatives including personnel reductions and revised compensation structures. In addition, we plan to significantly reduce our corporate and regional overhead costs through a phased restructuring plan, the first step of which is the restructuring of our corporate overhead, shutting down our offices in New York, NY and Stamford, CT, and moving our headquarters to Atlanta, GA. This move will bring us closer to our dealership operations and will result in an estimated 20% reduction in our corporate personnel expense. We also completed the purchase of $207.9 million of previously leased real estate in the second quarter of 2008, which will be $0.02 accretive to diluted earnings per share on an annualized basis.

SG&A expense as a percentage of gross profit is heavily dependent on our unit sales and therefore, we do not believe we will achieve our 2007 level of SG&A expense as a percentage of gross profit in 2008, in what we expect will continue to be a challenging retail environment.

Other Operating Expense (Income)—

Other operating expense (income) includes amounts that were previously classified as Other Non-Operating Income (Expense) and Selling, General and Administrative on our Condensed Consolidated Statements of Income for the three months ended June 30,

2007. The amounts include gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items. During the second quarter of 2008 we incurred executive separation benefits expense of $1.7 million for our former CFO.

Depreciation and Amortization—

The $0.4 million (8%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2008 and 2007, including the purchase of $207.9 million of previously leased property in the second quarter of 2008.

Other Income (Expense)—

The $3.0 million (27%) decrease in floor plan interest expense was primarily attributable to a lower short-term rate environment.

The $0.3 million (3%) increase in other interest expense was primarily attributable to interest expense on $151.1 million of mortgage borrowings in the second quarter of 2008 in connection with the purchase of previously leased real estate.

During the three months ended June 30, 2007, we recognized a $0.8 million loss on the extinguishment of $11.9 million of our 9% Notes in connection with the refinancing of our long-term debt, which was substantially completed in the first quarter of 2007 and finalized in the second quarter of 2007.

Interest Income

The $0.7 million (70%) decrease in interest income is primarily a result of a lower average cash balance during the second quarter of 2008 as compared to the second quarter of 2007.

Income Tax Expense—

The $5.0 million (40%) decrease in income tax expense was a result of (i) a $14.5 million (43%) decrease in our income before income taxes and (ii) a 210 basis point increase in our effective tax rate from 37.2 % for the 2007 period to 39.3% for the 2008 period. We anticipate that our effective tax rate will be between 38% and 39% in 2008.

Discontinued Operations—

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
	Sold	Pending Disposition(a)	Total	Sold(b)	Pending Disposition(a)	Total
	(In millions)
Franchises	1	1	2	3	1	4

Net loss from sold or closed franchises, net of tax	$(0.5)	$—	$(0.5)	$(0.6)	$—	$(0.6)
Net income (loss) from franchises held for sale, net of tax	—	(0.1)	(0.1)	—	0.1	0.1
Net divestiture expense, including net loss on sale of franchises, net of tax	(0.1)	—	(0.1)	—	—	—

Discontinued operations, net of tax	$(0.6)	$(0.1)	$(0.7)	$(0.6)	$0.1	$(0.5)

(a)	Businesses were pending disposition as of June 30, 2008.
(b)	Businesses were sold between April 1, 2007 and June 30, 2008.

During the second quarter of 2008, we sold one franchise (one dealership location) that had been classified as discontinued operations, and as of June 30, 2008, we were actively pursuing the sale of one franchise (one dealership location). The $0.7 million net loss from discontinued operations for the second quarter of 2008 is a result of (i) $0.5 million of operating losses from franchises sold during 2008, rent expense of idle facilities and miscellaneous legal expenses of franchises sold prior June 30, 2008, (ii) a $0.1 million loss on the sale of one franchise (one dealership location) and (iii) $0.1 million of operating losses of one franchise (one dealership location) pending disposition as of June 30, 2008.

The $0.5 million of net losses from discontinued operations during the second quarter of 2007 includes $0.6 million of net operating losses of franchises sold in 2008 and 2007, rent expense of idle facilities and miscellaneous legal expenses of franchises sold prior June 30, 2008, partially offset by $0.1 million of operating income of one franchise pending disposition.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008, Compared to the Six Months Ended June 30, 2007

	For the Six Months Ended June 30,
	2008	2007	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$1,521.8	$1,695.5	$(173.7)	(10)%
Used vehicle	638.7	759.9	(121.2)	(16)%
Parts and service	366.1	346.3	19.8	6%
Finance and insurance, net	77.5	81.1	(3.6)	(4)%

Total revenues	2,604.1	2,882.8	(278.7)	(10)%
GROSS PROFIT:
New vehicle	100.8	120.5	(19.7)	(16)%
Used vehicle	55.0	69.6	(14.6)	(21)%
Parts and service	187.3	179.4	7.9	4%
Finance and insurance, net	77.5	81.1

Total gross profit	420.6	450.6	(30.0)	(7)%

OPERATING EXPENSES:
Selling, general and administrative	336.3	341.7	(5.4)	(2)%
Depreciation and amortization	11.2	10.6	0.6	6%
Other operating expenses (income), net	1.7	2.5	(0.8)	(32)%

Income from operations	71.4	95.8	(24.4)	(25)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(17.1)	(22.1)	(5.0)	(23)%
Other interest expense	(18.5)	(21.0)	(2.5)	(12)%
Interest income	1.3	3.0	(1.7)	(57)%
Loss on extinguishment of long-term debt	—	(18.5)	(18.5)	(100)%

Total other expense, net	(34.3)	(58.6)	(24.3)	(41)%

Income before income taxes	37.1	37.2	(0.1)	—%
INCOME TAX EXPENSE	14.3	13.8	0.5	4%

INCOME FROM CONTINUING OPERATIONS	22.8	23.4	(0.6)	(3)%
DISCONTINUED OPERATIONS, net of tax	(1.4)	(2.4)	1.0	42%

NET INCOME	$21.4	$21.0	$0.4	2%

Income from continuing operations per common share—Diluted	$0.71	$0.69

Net income per common share—Diluted	$0.66	$0.62

	For the Six Months Ended June 30,
	2008	2007
REVENUE MIX PERCENTAGES:
New light vehicles	55.2%	54.8%
New heavy trucks	3.2%	4.0%
Used retail	19.0%	20.4%
Used wholesale	5.5%	6.0%
Parts and service	14.1%	12.0%
Finance and insurance, net	3.0%	2.8%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	23.1%	25.5%
New heavy trucks	0.9%	1.3%
Used retail	13.4%	15.3%
Used wholesale	(0.3)%	0.1%
Parts and service	44.5%	39.8%
Finance and insurance, net	18.4%	18.0%

Total gross profit	100.0%	100.0%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	80.0%	75.8%

Net income increased $0.4 million (2%) during the first six months of 2008 as a result of a $1.0 million decrease in net losses from discontinued operations, partially offset by a $0.6 million (3%) decrease in income from continuing operations. Income from continuing operations during the first six months of 2008 and 2007 includes net of tax “non-core items” of $1.0 million and $14.0 million, respectively, as detailed in the table below.

	For the Six Months Ended June 30,
	2008	2007
	(In millions, except per share data)
NON–CORE ITEMS
Executive separation benefits expense, net of tax	$1.0	$1.9
Loss on extinguishment of long-term debt, net of tax	—	11.6
Secondary offering expenses*	—	0.3
Legal settlements expense, net of tax	—	0.2

Total non-core items	$1.0	$14.0

*	Secondary offering expenses are not deductible for tax purposes; therefore, no tax benefit has been reflected.

The $0.6 million (3%) decrease in income from continuing operations was a result of a decline in both new and used vehicle gross profit, which decreased $19.7 million (16%) and $14.6 million (21%), respectively, as a result of lower sales volumes and lower gross margins. The decrease in new and used vehicle gross profit had a de-leveraging impact on our selling, general and administrative expense (“SG&A”) as a percentage of gross profit, which increased 420 basis points to 80.0%. The decreases in new and used vehicle gross profit and expense de-leveraging were partially offset by (i) the net $13.0 million impact of non-core items during the first six months of 2007, as described in the table above, (ii) a $7.9 million (4%) increase in parts and service gross profit and (iii) a $5.0 million (23%) decrease in floor plan interest expense, primarily due to a lower short-term interest rate environment.

The $278.7 million (10%) decrease in total revenue was primarily a result of a $173.7 million (10%) decrease in new vehicle revenue, a $121.2 million (16%) decrease in used vehicle revenue, partially offset by a $19.8 million (6%) increase in parts and service revenue. The decrease in new vehicle revenue includes a $229.0 million (14%) decrease in same store light vehicle revenue, a $31.5 million (27%) decrease in heavy truck revenue, partially offset by $86.8 million of new vehicle revenue derived from dealership acquisitions. The decrease in used vehicle revenue includes a $111.5 million (19%) decrease in same store retail revenue and $38.6 million (22%) decrease in same store wholesale revenue, partially offset by a $28.9 million of used vehicle revenue derived from dealership acquisitions.

The $30.0 million (7%) decrease in total gross profit was primarily a result of a $19.7 million (16%) decrease in new vehicle gross profit and a $14.6 million (21%) decrease in used vehicle gross profit, partially offset by a $7.9 million (4%) increase in parts and service gross profit. Our total gross profit margin increased 60 basis points to 16.2%, principally as a result of a mix shift toward our higher margin parts and service and F&I businesses. Our total light vehicle gross profit margin increased 50 basis points to 16.4%

New Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions, except for per vehicle data)
Revenue:
New revenue—same store(1)
Luxury	$471.2	$556.5	$(85.3)	(15)%
Mid-line import	651.6	717.8	(66.2)	(9)%
Mid-line domestic	215.8	286.6	(70.8)	(25)%
Value	12.2	18.9	(6.7)	(35)%

Total light vehicle revenue—same store (1)	1,350.8	1,579.8	(229.0)	(14)%
Heavy trucks	84.2	115.7	(31.5)	(27)%

Total new revenue—same store(1)	1,435.0	1,695.5	(260.5)	(15)%
New revenue—acquisitions	86.8	—

New vehicle revenue, as reported	$1,521.8	$1,695.5	$(173.7)	(10)%

New revenue per vehicle sold—same store(1)	$30,343	$30,670	$(327)	(1)%

New revenue per vehicle sold—actual	$30,348	$30,670	$(322)	(1)%

New revenue mix—same store(1)
Luxury	33%	33%
Mid-line import	45%	42%
Mid-line domestic	15%	17%
Value	1%	1%
Heavy trucks	6%	7%

Gross Profit:
New gross profit—same store(1)
Luxury	$34.4	$44.1	$(9.7)	(22)%
Mid-line import	41.2	50.3	(9.1)	(18)%
Mid-line domestic	14.1	19.2	(5.1)	(27)%
Value	0.7	1.1	(0.4)	(36)%

Total light vehicle gross profit—same store(1)	90.4	114.7	(24.3)	(21)%
Heavy trucks	3.7	5.8	(2.1)	(36)%

Total new gross profit—same store(1)	94.1	120.5	(26.4)	(22)%
New gross profit—acquisitions	6.7	—

New vehicle gross profit, as reported	$100.8	$120.5	$(19.7)	(16)%

New gross profit per vehicle sold—same store(1)	$1,990	$2,180	$(190)	(9)%

New gross profit per vehicle sold—actual	$2,010	$2,180	$(170)	(8)%

New gross margin—same store(1)	6.6%	7.1%	(0.5)%	(7)%

New gross margin—actual	6.6%	7.1%	(0.5)%	(7)%

New gross profit mix—same store(1)
Luxury	37%	37%
Mid-line import	43%	41%
Mid-line domestic	15%	16%
Value	1%	1%
Heavy trucks	4%	5%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2008	2007
New Vehicle Units:
New vehicle units —same store(1)
Luxury	9,993	11,625	(1,632)	(14)%
Mid-line import	26,444	28,169	(1,725)	(6)%
Mid-line domestic	6,423	8,132	(1,709)	(21)%
Value	617	952	(335)	(35)%

Total light vehicle retail units—same store(1)	43,477	48,878	(5,401)	(11)%
Fleet vehicles	2,510	4,412	(1,902)	(43)%

Total light vehicle units—same store(1)	45,987	53,290	(7,303)	(14)%
Heavy trucks	1,305	1,992	(687)	(34)%

Total new vehicle units—same store(1)	47,292	55,282	(7,990)	(14)%
New vehicle units—acquisitions	2,853	—

New vehicle units—actual	50,145	55,282	(5,137)	(9)%

Total light vehicle units—same store (1)	45,987	53,290	(7,303)	(14)%
Total light vehicle units—acquisitions	2,853	—

Total light vehicle units	48,840	53,290	(4,450)	(8)%

New vehicle units mix—same store(1)
Luxury	21%	21%
Mid-line import	56%	50%
Mid-line domestic	14%	15%
Value	1%	2%
Heavy trucks	3%	4%
Fleet vehicles	5%	8%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $173.7 million (10%) decrease in new vehicle revenue was primarily a result of a $229.0 million (14%) decrease in same store light vehicle revenue due to an 11% decrease in same store light vehicle retail unit sales, a 43% decrease in same store fleet unit sales and a 1% decrease in same store revenue per vehicle sold during a period of declining consumer confidence, challenging retail sales and overall weak economic environment. The new vehicle business has been under pressure during the first six months of 2008 as the SAAR of new vehicle unit sales was down 10% to 14.7 million from 16.3 million during the first six months of 2007. Unit volumes declined in each brand segment led by a 21% decrease in same store light vehicle retail unit sales from our mid-line domestic brands as these brands continue to lose market share to mid-line import and luxury brands, and a 14% decrease from our luxury brands. In addition, our mid-line domestic dealerships continued to experience a mix shift away from high margin truck and SUVs towards smaller, more fuel efficient and lower gross margin cars, and our luxury dealerships continued to experience a mix shift away from higher priced luxury models towards lower margin entry level products.

Our heavy trucks business’ comparative results continue to be challenging due to changes in emission laws in January 2007, which pulled forward demand for 2006 model year heavy trucks into 2006 and the first half of 2007. Heavy truck revenue decreased $31.5 million (27%) as a result of a 34% decrease in unit sales.

The $19.7 million (16%) decrease in new vehicle gross profit was due to a $24.3 million (21%) decrease in same store light vehicle gross profit as a result of an 11% decrease in same store light vehicle retail unit sales and a 50 basis point decrease in same store retail gross margin. Heavy truck gross profit decreased $2.1 million (36%) as a result of a 34% decrease in heavy truck unit sales. The unit sales and margin decreases reflect a competitive marketplace with less business available due to the overall weak economic environment. The decreases discussed above were partially offset by $6.7 million of gross profit derived from dealership acquisitions.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions, except for per vehicle data)
Revenue:
Retail revenues—same store(1)
Light vehicle	$471.0	$576.4	$(105.4)	(18)%
Heavy trucks	3.7	9.8	(6.1)	(62)%

Total used retail revenues—same store(1)	474.7	586.2	(111.5)	(19)%
Retail revenues—acquisitions	20.8	—

Total used retail revenues	495.5	586.2	(90.7)	(15)%

Wholesale revenues—same store(1)	135.1	173.7	(38.6)	(22)%
Wholesale revenues—acquisitions	8.1	—

Total wholesale revenues	143.2	173.7	(30.5)	(18)%

Used vehicle revenue, as reported	$638.7	$759.9	$(121.2)	(16)%

Gross profit:
Retail gross profit—same store(1)
Light vehicle	$53.8	$69.1	$(15.3)	(22)%
Heavy trucks	0.1	0.2	(0.1)	(50)%

Total used retail gross profit—same store(1)	$53.9	$69.3	$(15.4)	(22)%
Retail gross profit—acquisitions	2.2	—

Total used retail gross profit	56.1	69.3	(13.2)	(19)%

Wholesale gross profit—same store(1)	(1.1)	0.3	(1.4)	(467)%
Wholesale gross profit—acquisitions	—	—

Total wholesale gross profit	(1.1)	0.3	(1.4)	(467)%

Used vehicle gross profit, as reported	$55.0	$69.6	$(14.6)	(21)%

Used retail units—same store(1)
Light vehicle	26,415	32,035	(5,620)	(18)%
Heavy trucks	103	281	(178)	(63)%

Total used retail units—same store(1)	26,518	32,316	(5,798)	(18)%

Used retail units—acquisitions	1,098	—

Used retail units—actual	27,616	32,316	(4,700)	(15)%

Used revenue PVR—same store(1)	$17,901	$18,140	$(239)	(1)%

Used revenue PVR—actual	$17,942	$18,140	$(198)	(1)%

Used gross profit PVR—same store(1)	$2,033	$2,144	$(111)	(5)%

Used gross profit PVR—actual	$2,031	$2,144	$(113)	(5)%

Used retail gross margin—same store(1)	11.4%	11.8%	(0.4)%	(3)%

Used retail gross margin—actual	11.3%	11.8%	(0.5)%	(4)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $121.2 million (16%) decrease in used vehicle revenue includes a $111.5 million (19%) decrease in same store retail revenue and a $38.6 million (22%) decrease in same store wholesale revenue, partially offset by $28.9 million derived from dealership acquisitions. The $14.6 million (21%) decrease in used vehicle gross profit was primarily a result of a $15.4 million (22%) decrease in same store retail gross profit. The decrease in used vehicle revenue and gross profit reflect (i) a soft retail environment, (ii) a tightening lending environment, (iii) lower sales to sub-prime customers and (iv) a sharp increase in consumer demand for smaller and more fuel efficient vehicles and away from trucks and SUVs.

We continue to focus on inventory management, including aligning our inventory to meet consumer demands and decreasing our inventory in response to the slower retail environment. Although our same store wholesale losses were $1.1 million and our retail margins decreased 4% while decreasing our used vehicle inventory by approximately 8% during 2008, in addition to a 13% reduction in 2007. As a result, we believe our used vehicle inventory is now better aligned with consumer demand.

Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions)
Revenue:
Light vehicle—same store(1)	$319.0	$314.8	$4.2	1%
Heavy trucks	30.1	31.5	(1.4)	(4)%

Total revenue—same store(1)	349.1	346.3	2.8	1%

Revenues—acquisitions	17.0	—

Parts and service revenue, as reported	$366.1	$346.3	$19.8	6%

Gross profit:
Light vehicle—same store(1)	$168.9	$168.9	$—	—%
Heavy trucks	9.5	10.5	(1.0)	(10)%

Total gross profit—same store(1)	178.4	179.4	(1.0)	(1)%

Gross profit—acquisitions	8.9	—

Parts and service gross profit, as reported	$187.3	$179.4	$7.9	4%

Parts and service gross margin—same store(1)	51.1%	51.8%	(0.7)%	(1)%

Parts and service gross margin—actual	51.2%	51.8%	(0.6)%	(1)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $19.8 million (6%) increase in parts and service revenues and $7.9 million (4%) increase in parts and service gross profit was primarily due to revenue and gross profit derived from dealership acquisitions as same store revenue increased $2.8 million (1%) and same store gross profit decreased $1.0 million (1%). Same store customer pay parts and service revenue was flat, while gross profit increased $1.0 million (1%). Same store revenue and gross profit from our wholesale parts business increased $5.3 million (7%) and $0.8 million (7%). We continue to experience decreases in our warranty business as same store warranty revenue and gross profit decreased $3.9 million (6%) and $1.1 million (4%), respectively, as a result of improvements in the quality of vehicles produced in recent years.

Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2008	2007
	(In millions, except for per vehicle data)
Finance and insurance, net—same store(1)
Light vehicle	$74.7	$80.5	$(5.8)	(7)%
Heavy trucks	0.1	0.6	(0.5)	(83)%

Finance and insurance, net—same store(1)	74.8	81.1	(6.3)	(8)%

Finance and insurance—acquisitions	2.7	—

Finance and insurance, net as reported	$77.5	$81.1	$(3.6)	(4)%

F&I per vehicle sold—same store(1)	$1,013	$926	$87	9%

F&I per vehicle sold—actual	$997	$926	$71	8%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $3.6 million (4%) decrease in F&I includes a $6.3 million (8%) decrease in same store F&I, partially offset by $2.7 million derived from dealership acquisitions. The decrease in same store F&I was a result of a 16% decrease in same store unit sales, partially offset by a 9% increase in same store F&I per vehicle sold. The increase in F&I per vehicle sold was attributable to (i) increased customer acceptance rates on sales of our aftermarket products and services, (ii) lengthening in finance contract terms, (iii) improved F&I performance of the bottom third of our stores and (iv) mix shift away from sub-prime customer, as these deals typically generate less finance and insurance revenue.

Selling, General and Administrative—

	For the Six Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2008	% of Gross Profit	2007	% of Gross Profit
	(Dollars in millions)
Personnel costs	$148.5	37.1%	$157.9	35.1%	$(9.4)	2.0%
Sales compensation	42.4	10.6%	50.9	11.3%	(8.5)	(0.7)%
Share-based compensation	0.7	0.2%	3.4	0.8%	(2.7)	(0.6)%
Outside services	30.4	7.6%	28.8	6.4%	1.6	1.2%
Advertising	23.0	5.7%	25.1	5.6%	(2.1)	0.1%
Rent	27.7	6.9%	27.7	6.1%	—	0.8%
Utilities	9.2	2.3%	9.1	2.0%	0.1	0.3%
Insurance	7.5	1.9%	6.6	1.5%	0.9	0.4%
Other	31.9	8.0%	32.2	7.0%	(0.3)	1.0%

Selling, general and administrative—same store (1)	$321.3	80.3%	$341.7	75.8%	$(20.4)	4.5%
Acquisitions	15.0		—

Selling, general and administrative—actual	$336.3		$341.7

Gross Profit—same store	$400.1		$450.6

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 80.3% for the first six months of 2008, as compared to 75.8% for the first six months of 2007. The 450 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes including a 200 basis point increase in personnel costs as well as (i) a 120 basis point increase in outside services due primarily to Arkona dealer management system installation costs, including the overlap of license fees for our prior dealer management systems, as well as increased professional fees and increased training costs, (ii) an 80 basis point increase in rent expense as a result of the facility expansions and dealership acquisitions, partially offset by the purchase of $207.9 million of previously leased real estate and (iii) an 40 basis point increase in insurance expense due to primarily to increased property and workers compensation claims, partially offset by (a) a 70 basis point decrease in sales compensation expense due primarily to a mix shift toward finance and insurance compensation and (b) a 60 basis point decrease in share-based compensation expense as a result of reductions in performance estimates of employee equity awards.

Other Operating Expense (Income)—

Other operating expense (income) includes amounts that were previously classified as Other Non-Operating Income (Expense) and Selling, General and Administrative on our Condensed Consolidated Statements of Income for the first six months of 2007. The amounts include gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items. During the first six months of 2008 and 2007, we incurred executive separation benefits expense of $1.7 million for our former CFO and $3.0 million for our former CEO, respectively.

Depreciation and Amortization—

The $0.6 million (6%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2008 and 2007, including the purchase of $207.9 million of previously leased property in the second quarter of 2008.

Other Income (Expense)—

The $5.0 million (23%) decrease in floor plan interest expense was primarily attributable to a lower short-term rate environment.

The $2.5 million (12%) decrease in other interest expense was primarily attributable to a lower effective rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed in the first quarter of 2007 and finalized in the second quarter of 2007, partially offset by interest expense on $151.1 million of mortgage borrowings in the second quarter of 2008 in connection with the purchase of previously leased real estate.

During the six months ended June 30, 2007, we recognized an $18.5 million loss on the extinguishment of $250.0 million of our 9% Notes and $3.0 million of our 8% Notes in connection with the refinancing of our long-term debt, which was substantially completed in the first quarter of 2007 and finalized in the second quarter of 2007.

Interest Income

The $1.7 million (57%) decrease in interest income is primarily a result of a lower average cash balance during the first six months of 2008 as compared to the first six months of 2007.

Income Tax Expense—

The $0.5 million (4%) increase in income tax expense was a result of a 140 basis point increase in our effective tax rate from 37.1% for the 2007 period as compared to 38.5% for the 2008 period, partially offset by a $0.1 million decrease in our income before income taxes.

Discontinued Operations—

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Sold	Pending Disposition(a)	Total	Sold(b)	Pending Disposition(a)	Total
	(In millions)
Franchises	4	1	5	5	1	6

Net loss from sold or closed franchises, net of tax	$(1.0)	—	$(1.0)	$(1.1)	$—	$(1.1)
Net loss from franchises held for sale, net of tax	—	(0.1)	(0.1)	—	0.1	0.1
Net divestiture expense, including net loss on sale of franchises, net of tax	(0.3)	—	(0.3)	(1.4)	—	(1.4)

Discontinued operations, net of tax	$(1.3)	$(0.1)	$(1.4)	$(2.5)	$0.1	$(2.4)

(a)	Businesses were pending disposition as of June 30, 2008.
(b)	Businesses were sold between January 1, 2007 and June 30, 2008.

During the first six months of 2008, we sold five franchises (four dealership locations), four of which were classified as discontinued operations, and as of June 30, 2008, we were actively pursuing the sale of one franchise (one dealership location). The $1.4 million net loss from discontinued operations for the first six months of 2008, is a result of (i) $1.0 million of operating losses from franchises sold during 2008, rent expense of idle facilities and miscellaneous legal expenses of franchises sold prior 2008, (ii) a $0.3 million net loss on the sale of four franchises (three dealership locations) and (iii) $0.1 million of operating losses of one franchise (one dealership location) pending disposition as of June 30, 2008.

During the first six months of 2007, we sold two franchises (two dealership locations) that had been classified as discontinued operations. The $2.4 million net loss from discontinued operations for the first six months of 2007, is a result of (i) $1.1 million of operating losses from franchises sold during 2008 and 2007, rent expense of idle facilities and miscellaneous legal expenses of franchises sold prior to June 30, 2007, (ii) $1.4 million net loss on the sale of two franchises (two dealership locations), partially offset by $0.1 million of operating income of one franchise (one dealership location) pending disposition as of June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of June 30, 2008, the funds that will be generated through future operations, and the funds available for borrowings under our Committed Credit Facility (as defined below), floor plan facilities, mortgage financing and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions, capital expenditures, current dividend commitments and any seasonal operating requirements in 2008 and for the foreseeable future.

As of June 30, 2008, we had cash and cash equivalents of approximately $34.8 million and working capital of $219.5 million. In addition, we had (i) $65.0 million available for borrowings under our Committed Credit Facility for working capital, general corporate purposes and acquisitions, and (ii) approximately $49.2 million available for borrowings under our Committed Credit Facility using our current used vehicle inventory as collateral.

Mortgage Notes Payable

During the second quarter of 2008 we borrowed $151.1 million in the form of thirty-two separate mortgage notes payable to purchase $202.2 million of previously leased real estate. Each mortgage note payable is secured by the related real estate and matures in June 2013. The mortgage notes payable bear interest at a variable rate calculated as the London Interbank Offered Rate “LIBOR” plus 245 basis points. We are required to make monthly principal payments based on a straight-line twenty year amortization schedule.

In addition, during the second quarter of 2008, we borrowed $3.1 million in connection with the construction of a service facility at one of our dealerships.

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

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock with Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”). The convertible note hedge transactions require the Counterparties to deliver to us, subject to customary anti-dilution adjustments, shares of our common stock upon conversion of the 3% Notes.

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing.

7.625% Senior Subordinated Notes due 2017—

In March 2007, we issued $150.0 million of our 7.625% Notes, receiving net proceeds of $146.0 million. We pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017. Our 7.625% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of the Company other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 7.625% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase shares of our common stock and merge or sell all or substantially all our assets.

8% Senior Subordinated Notes due 2014—

We had $179.4 million in aggregate principal amount of our 8% Notes outstanding as of June 30, 2008. We pay interest on March 15 and September 15 of each year until maturity of the 8% Notes on March 15, 2014. Our 8% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of the Company other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 8% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase shares of our common stock and merge or sell all or substantially all our assets.

As of June 30 2008, we had repurchased a total of $20.6 million of our 8% Notes. Our board of directors has authorized us to repurchase up to an additional $19.4 million of our 8% Notes.

Committed Credit Facility

We have a committed credit facility (the “Committed Credit Facility”) with JPMorgan Chase Bank, N.A., and 18 other financial institutions (the “Syndicate”), which currently provides us with $75.0 million of working capital borrowing capacity and $475.0 million of financing for all of our new and used vehicle inventory with the exception of our Ford, Lincoln, Mercury, Mazda, Volvo and Land Rover dealerships (“Ford dealerships”), our General Motors (“GM”) dealerships, our Chrysler, Dodge and Jeep dealerships (“Chrysler dealerships”) and our Mercedes-Benz dealerships. In the first quarter of 2008, we changed the allocation of the commitments under our Committed Credit Facility by increasing the floor plan financing commitment from $425.0 million to $475.0 million and reducing the Revolver commitment from $125.0 million to $75.0 million. Used vehicle borrowing capacity is limited to 70% of the value of used vehicle inventory within the previous four model years at our non-heavy truck franchises. As of June 30, 2008, we had approximately $49.2 million of used vehicle borrowing capacity, which is included in the $475.0 million of total floor plan capacity mentioned above. In addition, we have borrowing agreements with Ford Motor Credit Corporation (“FMCC”) for the purchase of new vehicle inventory at our Ford Dealerships, General Motors Acceptance Corporation (“GMAC”) for the purchase of new vehicle inventory at our GM dealerships, DCFS USA LLC (“DCFS USA”) for the purchase of new vehicle inventory at our Mercedes-Benz dealerships and DaimlerChrysler Financial Services Americas LLC (“DCFSA”) for the purchase of new vehicle inventory at our Chrysler dealerships. We also had total borrowing capacity of $116.0 million under ancillary floor plan financing agreements with Comerica Bank and Navistar Financial for our heavy trucks business in Atlanta, Georgia as of June 30, 2008.

Floor Plan Financing

We finance substantially all of our new vehicle inventory and, at our option, have the ability to finance a portion of our used vehicle inventory. We categorize floor plan notes payable to a party that is affiliated with vehicle manufacturers from which we purchase new vehicle inventory as “Floor plan notes payable—manufacturer affiliated” and all other floor plan notes payable “Floor plan notes payable—non-manufacturer affiliated.” As of June 30, 2008, we had $661.4 million outstanding to lenders affiliated and non-affiliated with the vehicle manufacturers from which we purchase our vehicle inventory, including $1.7 million classified as Liabilities Associated with Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheet. From time to time, depending on market conditions and our liquidity, in an effort to maximize the use of our cash, we may decide to repay floor plan notes payable prior to the sale of the related vehicle.

We are required to make monthly interest payments on our floor plan facilities, but generally we are not required to repay the principal prior to the sale of the vehicle. The terms of certain floor plan arrangements impose upon us and our subsidiaries ongoing covenants including financial ratio requirements. As of June 30, 2008, we were in compliance with these financial covenants. Historically, certain vehicle manufacturers have offered floor plan assistance, a portion of which increase or decrease in conjunction with changes in prevailing interest rates.

Amounts borrowed under the Committed Credit Facility are secured by certain of our tangible and intangible assets and the guarantees of each of our subsidiaries.

Debt Covenants—

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Generally, a default under any one of our debt agreements would constitute a default under all debt agreements. Our Committed Credit Facility includes certain financial ratios with the following requirements: (i) a Current Ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of June 30, 2008; (ii) a Fixed Charge Coverage Ratio of at least 1.2 to 1, of which our ratio was approximately 1.6 to 1 as of June 30, 2008; (iii) a Total Leverage Ratio of not more than 4.5 to 1, of which our ratio was approximately 4.0 to 1 as of June 30, 2008 and (iv) an Adjusted Net Worth of $350.0 million, of which our adjusted net worth was approximately $452.5 million as of June 30, 2008. A breach of these covenants could cause an acceleration of repayment of our Committed Credit Facility if not otherwise waived or cured.

Certain of our mortgage notes payable include certain financial ratios with the following requirements: (i) a Current Ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of June 30, 2008; (ii) a Fixed Charge Coverage Ratio of at least 1.2 to 1, of which our ratio was approximately 1.6 to 1 as of June 30, 2008; (iii) a Total Leverage Ratio of not more than 5.0 to 1, of which our ratio was approximately 4.0 to 1 as of June 30, 2008 and (iv) an Adjusted Net Worth of $350.0 million, of which our adjusted net worth was approximately $452.5 million as of June 30, 2008. A breach of these covenants could cause an acceleration of repayment of our mortgage notes payable if not otherwise waived or cured.

Certain of our lease agreements include financial ratios with the following requirements: (i) a Liquidity Ratio of at least 1.2 to 1, of which our ratio was approximately 1.3 to 1 as of June 30, 2008, and (ii) an EBITDA plus rent expense (“EBITDAR”) Ratio of at least 1.5 to 1, of which our ratio was approximately 2.7 to 1 as of June 30, 2008. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of June 30, 2008, we were in compliance with all our debt and lease agreement covenants.

Share Repurchase and Dividends

In January 2008 and May 2008, our Board of Directors declared a $0.225 per share dividend, which totaled $14.4 million. These payments represented the seventh and eighth consecutive quarters that a dividend was paid.

We repurchased 82,957 shares for $1.2 million from employees in connection with the net share settlement of employee share-based awards during the six months ended June 30, 2008.

Cash Flows for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

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

We have provided a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Six Months Ended June 30,
	2008	2007
	(In millions)
Reconciliation of Cash provided by (used in) Operating Activities to Adjusted Cash provided by operating Activities
Cash used in operating activities, as reported	$106.1	$(48.1)
New vehicle floor plan (repayments) borrowings—non-manufacturer affiliated, net	(18.5)	78.9
Floor plan notes payable—manufacturer affiliated divestitures	4.6	—

Cash provided by operating activities, as adjusted	$92.2	$30.8

Operating Activities—

Net cash provided by operating activities totaled $106.1 million for the six months ended June 30, 2008, and net cash used in operating activities totaled 48.1 million for the six months ended June 30, 2007. Net cash provided by operating activities, as adjusted, totaled $92.2 million and $30.8 million for the six months ended June 30, 2008 and 2007, respectively. Cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The increase in our cash provided by operating activities, as adjusted, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was a result of (i) a $72.7 million increase related to timing of sale of inventory and repayment of the related floor plan notes payable, (ii) $18.9 million related to the timing of collection of accounts receivable and contracts-in-transit, partially offset by an $16.6 million decrease in net income adjusted for non-cash items.

Investing Activities—

Net cash used in investing activities totaled $258.3 million and $54.0 million for the six months ended June 30, 2008 and 2007, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment, and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $31.5 million and $28.9 million for the six months ended June 30, 2008 and 2007, respectively. Our capital investments consisted of upgrades of our existing facilities, equipment purchases and construction of new facilities. We received $1.9 million in construction reimbursements from lessors in connection with our sale-leaseback agreements during the six months ended June 30, 2008. We anticipate that future capital expenditures will relate primarily to upgrading and expanding existing dealership facilities. We expect that capital expenditures during 2008 will total between $60.0 million and $70.0 million. We expect capital expenditures for 2008 to include $50.0 million to $55.0 million related to upgrades or expansion of our current facilities, including $15.0 million of real estate for a new dealership facility.

During the first quarter of 2008, we paid $41.8 million to acquire one mid-line import franchise (one dealership location). Included in $41.8 million was $17.0 million of goodwill, $9.7 million of inventory, $7.5 million of franchise rights, $7.3 million of property and equipment, $0.2 million of loaner vehicles and $0.1 million of deferred acquisition costs. We financed this acquisition by using (i) $33.8 million of cash, (ii) $7.6 million of floor plan borrowings from our Committed Credit Facility for the purchase of new vehicle inventory and (iii) $0.4 million of loaner vehicle financing.

During the second quarter of 2008, we paid $207.9 million for the purchase of previously leased real estate. We financed the purchases of this real estate with $151.1 million of mortgage borrowings and $56.8 million of available cash.

Proceeds from the sale of assets totaled $20.7 million and $8.3 million for the six months ended June 30, 2008 and 2007, respectively. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash provided by financing activities totaled $133.6 million and $21.6 million during the six months ended June 30, 2008 and 2007, respectively.

During the six months ended June 30, 2008 and 2007, proceeds from borrowings amounted to $187.5 million and $265.0 million, respectively. During 2008 and 2007, repayments of borrowings amounted to $24.3 million and $266.8 million, respectively. The proceeds from borrowings and repayments during 2008 were primarily related to mortgage borrowings in connection with the purchases of previously leased real estate. The proceeds from borrowings and repayments of borrowings during the six months ended June 30, 2007, were primarily related to the refinancing of our long-term debt.

During the six months ended June 30, 2007, in connection with the issuance of our 3% Notes, we paid $19.3 million for a convertible bond hedge and sold warrants to purchase shares of our common stock at an initial price of $45.09 per share for proceeds of $8.9 million.

During the six months ended June 30, 2007, we received net proceeds of $3.2 million from sale-leaseback transactions, where we owned real estate with substantial equity. We consider these particular transactions financing activities as we owned the real estate and related improvements prior to the sale-leaseback transaction and continue to use the dealership facilities and related real estate in our operations. We have entered into long-term lease agreements for use of the dealership facilities with the lessors.

We borrowed $7.6 million and $10.7 million, from our floor plan facilities for the purchase of inventory in connection with dealership acquisitions during the six months ended June 30, 2008 and 2007, respectively.

We repaid $2.8 million and $5.4 million of non-manufacturer affiliated floor plan notes payable associated with sale of dealerships during the six months ended June 30, 2008 and 2007, respectively.

During the six months ended June 30, 2008, we paid two $0.225 per share dividends totaling $14.4 million. In addition, we repurchased 82,957 shares for $1.2 million from employees in connection with the net share settlement of employee share-based awards during the six months ended June 30, 2008. During the six months ended June 30, 2007, we purchased 1.3 million shares of our common stock for $36.1 million.

During 2008 and 2007 we received proceeds from the exercise of stock options totaling $0.1 million and $2.9 million, respectively.

Off-Balance Sheet Transactions

We had no off balance sheet transactions during the years presented other than those disclosed in Note 15 of our Condensed Consolidated Financial Statements.

Stock Repurchase and Dividend Restrictions

Our ability to repurchase shares of our common stock and pay dividends is limited pursuant to the terms of the indentures governing our 8% Notes and our 7.625% Notes, and the terms of our Committed Credit Facility. As of June 30, 2008, our ability to repurchase shares of our outstanding common stock or pay cash dividends was limited to $18.0 million under the most restrictive provision in the indenture governing our 8% Notes. Such limits are increased each quarter by 50% of net income and proceeds from the sale of equity and decreased by any dividend payments or share repurchases during the period. During the six months ended June 30, 2008, we paid $14.4 million in dividends and paid $1.2 million to repurchase shares of our common stock in connection with the net share settlement of stock-based awards.

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

Goodwill and Manufacturer Franchise Rights—

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and the fact that all components are economically similar, we qualify as a single reporting unit for purposes of testing goodwill for impairment. Our dealership general managers are responsible for customer facing activities, including inventory management, advertising and personnel decisions, and have the flexibility to respond to local market conditions. The corporate management team, with input from the regional management teams, is responsible for infrastructure and general strategy decisions.

The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing such manufacturer rights expire, we expect to renew those agreements in the ordinary course of business. Due to the fact that manufacturer franchise rights are specific to the location in which we acquire a dealership, we have determined that the dealership is the reporting unit for purposes of testing franchise rights for impairment.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and indefinite lived manufacturer franchise rights for impairment annually on October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. There were no events or circumstances that occurred during the first six months of 2008 that would have caused us to review our goodwill for impairment. We are subject to financial statement risk to the extent that manufacturer franchise rights become impaired due to decreases in fair market value of our individual franchises or to the extent that goodwill becomes impaired due to decreases in the fair market value of our automotive retail business.

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

The risk of goodwill and franchise rights impairment losses increases to the extent that our market capitalization and earnings decline. A decrease in our market capitalization resulting from a short-term decrease in our stock price, or a negative long-term performance outlook, could cause the carrying value of our reporting unit to exceed its fair value, which may result in an impairment loss. As of June 30, 2008, we have $499.7 million of goodwill and $60.7 million of franchise rights on our Condensed Consolidated Balance Sheet.

The test for goodwill impairment, as defined by SFAS No. 142, is a two-step approach. In the first step of the impairment test, we are required to determine if the fair value of our single reporting unit is less than its carrying value. If so, we are required to proceed to the second step, which involves an analysis reflecting the allocation of the fair value determined in the first step (as if it were the purchase price in a business combination). This process results in the determination of a new amount of goodwill. The calculated fair value of the goodwill resulting from this allocation would be compared to the carrying value of the goodwill in the reporting unit with the difference reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.

The requirements of the goodwill impairment testing process are such that, in our situation, if the first step of the impairment testing process indicates that the fair value of the reporting unit is below its carrying value (even by a relatively small amount), the requirements of the second step of the test would result in a significant decrease in the amount of goodwill recorded on the balance sheet due to the changes in the accounting for intangible assets after the purchase a significant amount of our dealerships.

Prior to our adoption on July 1, 2001, of SFAS No. 141, Business Combinations, and in accordance with applicable accounting standards, we did not separately identify franchise rights associated with the acquisition of dealerships as separate intangible assets. In performing the second step, we are required by SFAS No. 142 to assign value to any previously unrecognized identifiable intangible assets (including such franchise rights, which are substantial) even though such amounts are not separately identified on our Condensed Consolidated Balance Sheet. Due to the fact that we would be required to allocate significant value to these franchise rights assets for purpose of conducting the second step of the impairment testing, but we would not be permitted to record the franchise rights assets on the balance sheet, the remaining fair value that would be allocated to goodwill would be significantly reduced. In effect, we will be required by the second step of the impairment testing under SFAS No. 142 to reduce our goodwill by at least the amount of these previously unrecognized franchise rights assets, which are substantial (in addition to other adjustments to goodwill resulting from the impairment testing).

Accordingly, if in future periods we are required to apply the second step of the impairment test, we believe that we would incur a significant non-cash impairment charge related to goodwill, which would likely have a material adverse impact on our Consolidated Financial Statements. A significant non-cash impairment charge would not create a default under the covenants of our existing debt or lease agreements; however, a non-cash impairment charge could have an adverse impact on our ability to pay dividends or repurchase shares of our common stock.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is prepaid, in default or terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 8% and 27%. Our F&I chargebacks for the six months ended June 30, 2008 and 2007 were $9.7 million, and $8.8 million, respectively. Our chargeback reserves were $16.9 million and $16.1 million as of June 30, 2008 and December 31, 2007, respectively. Our total chargebacks as a percentage of F&I revenue for the six months ended June 30, 2008 and 2007 was 12% and 11%, respectively. A 1% change in our estimate for all our products would have changed our finance and insurance, net by approximately $0.9 million.

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

Our used vehicle loss histories have indicated that our losses range between 2% and 5% of our used vehicle inventory. Our used vehicle losses for the six months ended June 30, 2008 and 2007 were $7.7 million and $6.2 million, respectively. As of June 30, 2008, our used vehicle loss reserve was $3.4 million or 3.7% of used vehicle inventory. As of December 31, 2007 our used vehicle loss reserve was $3.4 million or 3.4% of used vehicle inventory. Each 1% change in our estimate would change our used vehicle reserve approximately $0.9 million.

Insurance Reserves—

We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of June 30, 2008 and December 31, 2007, we had $10.0 million and $8.4 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Insurance losses for the six months ended June 30, 2008 and 2007, totaled $5.4 million and $4.3 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP No. EITF 03-6-1 will not have a material impact on our consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-A applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. The provisions of FSP APB 14-a apply to our 3% Senior Subordinated Convertible Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. We estimate that the adoption of FSP APB 14-a will increase our interest expense by approximately $4.0 million in 2009 and decrease retained earnings on January 1, 2009 by approximately $7.0 million.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of SFAS 161 and have not yet adopted the statement. However, as the provisions of SFAS 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Required disclosures are included in Note 11 to our Condensed Consolidated Financial Statements.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

The following operating performance measure cash provided by operating activities, as adjusted is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as cash provided by operating activities. This non-GAAP operating performance measure has material limitations and as a result should be evaluated in conjunction with the directly comparable GAAP measure. For example, these non-GAAP measures are not defined by GAAP and our definition of each measure may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Other limitations of these non-GAAP measures are discussed below. In order to compensate for these limitations we also review the related GAAP measures. Investors should not consider the non-GAAP measures in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

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

We have provided a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Six Months Ended June 30,
	2008	2007
	(In millions)
Reconciliation of Cash provided by (used in) Operating Activities to Adjusted Cash provided by Operating Activities
Cash used in operating activities, as reported	$106.1	$(48.1)
New vehicle floor plan (repayments) borrowings—non-manufacturer affiliated, net	(18.5)	78.9
Floor plan notes payable—manufacturer affiliated divestitures	4.6	—

Cash provided by operating activities, as adjusted	$92.2	$30.8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $549.5 million of total variable rate debt (including floor plan notes payable) outstanding as of June 30, 2008, a 1% change in interest rates would result in a change of approximately $5.5 million to our annual other interest expense.

We received $12.0 million of interest credit assistance from certain automobile manufacturers during the six months ended June 30, 2008. Interest credit assistance reduced cost of sales (including amounts classified as discontinuing operations) for the six months ended June 30, 2008 by $12.2 million and reduced new vehicle inventory by $7.6 million and $7.8 million as of June 30, 2008 and December 31, 2007, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk

We have an interest rate swap with a current notional principal amount of $150.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan notes payable through maturity in November 2008. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of June 30, 2008, and December 31, 2007, the swap agreement had a fair value of $1.4 million and $1.5 million, respectively and is included in Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets.

We have an interest rate swap with a current notional principal amount of $13.2 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of June 30, 2008, and December 31, 2007, the swap agreement had a fair value of $0.2 million and is included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheets.

In the second quarter of 2008, we entered into an interest rate swap with a current notional principal amount of $125.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan payable through maturity in June 2013. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of June 30, 2008 the swap agreement had a fair value of $0.5 million and is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets.

We terminated three of our interest rate swap agreements in March 2006, resulting in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of June 30, 2008, was $2.1 million ($1.3 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of these terminated cash flow swaps totaled $0.3 million for the six months ended June 30, 2008, and will total $0.7 million for the year ending December 31, 2008. In addition, included as a reduction to our 8% Notes as of June 30, 2008, was $6.1 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of this terminated fair value swap totaled $0.6 million for the six months ended June 30, 2008, and will total $1.1 million for the year ending December 31, 2008.

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

During 2008, the Company began utilizing the Arkona Dealer Management System which has been implemented at approximately half of our dealerships in the Mid-Atlantic and Florida regions. As appropriate, the Company is modifying the documentation of the internal control process and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The risks described below supplement the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008, and should be read in conjunction with the risk factors and information disclosed in our Annual Report.

Because of a recent decline in our earnings and market capitalization, we may be required to write down the value of our goodwill and franchise rights, which could have a material adverse impact on our results of operations, our ability to pay dividends and repurchase our shares, and our shareholders’ equity.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. If our intangible assets are impaired, we are required by GAAP to recognize a corresponding loss. The risk of impairment of our intangible assets and related losses increases significantly if our market capitalization and earnings decline. Impairment losses may result in a material, non-cash write-down of goodwill or franchise rights. Furthermore, such write-downs could have an adverse impact on (i) our results of operations, which, in turn, could adversely affect our ability to pay dividends and enter into share repurchase programs in the future pursuant to the terms of certain of our debt agreements; and (ii) shareholders’ equity.

Specifically, the recent downturn in the automotive retail industry, and the resulting decline in our earnings and market capitalization, significantly increase the risk of impairment of our intangible assets and related impairment losses. Additionally, in the event we are required to recognize impairment losses and write-down the value of our goodwill and franchise rights, the impact on our results of operations would be materially impacted due to the fact that, in accordance with the applicable literature, we currently have not assigned any value to a significant portion of our franchise rights because in connection with any write-down; we would be required to assign value to those franchise rights but would not be able to record the increased value on our financial statements. Please see the “Goodwill and Manufacturer Franchise Rights” section of “Application of Critical Accounting Estimates” on page 45 for a more detailed discussion of the related critical accounting policies and treatment.

For a discussion of our other potential risks and uncertainties, please see Part I, Item 1A, of our 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The results of the votes cast at the Company’s Annual Meeting on May 7, 2008 were as follows:

Election of Class III Directors:

(elected until 2011):

	For	Withheld
Juanita T. James.	28,909,612	171,273
Vernon E. Jordan, Jr.	28,426,826	654,059
Eugene S. Katz	28,904,162	176,723
Charles R. Oglesby	28,904,312	176,573

The names of the other directors whose terms of office continued after the meeting are as follows:

Class I Directors

(term expires 2009)

Janet M. Clarke

Dennis Clements

Michael J. Durham

Class II Directors

(term expires 2010)

Thomas C. DeLoach Jr.

Philip F. Maritz

John Roth (resigned as of July 1, 2008)

Jeffrey I. Wooley

Ratification of appointment of Deloitte & Touche LLP as independent auditors for 2008:

For	29,071,835
Against	5,159
Abstain	3,891
Non Votes	—

Item 5.	Other Information

In July 2008, we initiated a phased restructuring plan, the first step of which is the restructuring of our corporate overhead, shutting down our offices in New York, NY and Stamford, CT, and moving our headquarters to Atlanta, GA. This move will bring us closer to our dealership operations and will result in an estimated 20% reduction in our corporate personnel expense.

On July 28, 2008, Brett Hutchinson, our Vice President and Controller, who serves as our principal accounting officer, announced that he will not be accepting the company’s offer to relocate and will resign from his position at some future date prior to or at the close of our New York office.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description of Documents
10.1	Letter Agreement between Craig T. Monaghan and Asbury Automotive Group, Inc., dated April 22, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008)*

10.2	Severance Agreement between Craig T. Monaghan and Asbury Automotive Group, Inc., dated April 30, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008)*

10.3	Letter Agreement between J. Gordon Smith and Asbury Automotive Group, Inc., dated April 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2008)*

10.4	Master Loan Agreement between certain subsidiaries of Asbury Automotive Group, Inc., as the Borrowers, and Wachovia Bank, National Association and Wachovia Financial Services, Inc., as the Lender, dated as of June 4, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.5	Unconditional Guaranty between Asbury Automotive Group, Inc., and Wachovia Bank, National Association, dated as of June 4, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.6	Unconditional Guaranty between Asbury Automotive Group, Inc., and Wachovia Financial Services, Inc., dated as of June 4, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.7	Purchase Agreement between Asbury Automotive Group, Inc., as Purchaser, and those affiliates of AutoStar Realty Operating Partnership, L.P. set forth on Schedule 1.1.1 thereto, dated May 8, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.8	Amendment to Amended Employment Agreement of Charles Oglesby dated as of May 7, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2008)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: July 31, 2008	By:	/s/ CHARLES R. OGLESBY
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

Date: July 31, 2008	By:	/s/ CRAIG T. MONAGHAN
	Name:	Craig T. Monaghan
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit List

Exhibit Number	Description of Documents
10.1	Letter Agreement between Craig T. Monaghan and Asbury Automotive Group, Inc., dated April 22, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008)*

10.2	Severance Agreement between Craig T. Monaghan and Asbury Automotive Group, Inc., dated April 30, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008)*

10.3	Letter Agreement between J. Gordon Smith and Asbury Automotive Group, Inc., dated April 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2008)*

10.4	Master Loan Agreement between certain subsidiaries of Asbury Automotive Group, Inc., as the Borrowers, and Wachovia Bank, National Association and Wachovia Financial Services, Inc., as the Lender, dated as of June 4, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.5	Unconditional Guaranty between Asbury Automotive Group, Inc., and Wachovia Bank, National Association, dated as of June 4, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.6	Unconditional Guaranty between Asbury Automotive Group, Inc., and Wachovia Financial Services, Inc., dated as of June 4, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.7	Purchase Agreement between Asbury Automotive Group, Inc., as Purchaser, and those affiliates of AutoStar Realty Operating Partnership, L.P. set forth on Schedule 1.1.1 thereto, dated May 8, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.8	Amendment to Amended Employment Agreement of Charles Oglesby dated as of May 7, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2008)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2008

*	Incorporated by reference