Form 10-Q
period 2008-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2008-10-30
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-31262

ASBURY AUTOMOTIVE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	01-0609375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2905 Premiere Parkway NW Suite 300 Duluth, Georgia	30097
(Address of principal executive offices)	(Zip Code)

(678) 542-2700

(Registrant’s telephone number, including area code)

622 Third Avenue, 37th Floor New York, New York	10017
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)	(Former Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 29, 2008, was 31,951,667 (net of 4,760,218 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21.4	$53.4
Contracts-in-transit	63.2	116.1
Accounts receivable (net of allowance of $1.0 and $0.7, respectively)	99.5	132.8
Inventories	696.8	770.0
Deferred income taxes	14.1	12.3
Assets held for sale	24.1	34.1
Other current assets	60.3	73.7

Total current assets	979.4	1,192.4
PROPERTY AND EQUIPMENT, net	479.9	238.6
GOODWILL	499.8	483.3
OTHER LONG-TERM ASSETS	105.4	102.0

Total assets	$2,064.5	$2,016.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$451.4	$193.7
Floor plan notes payable—non-trade	111.8	480.2
Current maturities of long-term debt	48.9	1.7
Accounts payable and accrued liabilities	155.2	186.2
Liabilities associated with assets held for sale	8.0	9.9

Total current liabilities	775.3	871.7
LONG-TERM DEBT	608.5	473.9
DEFERRED INCOME TAXES	63.3	51.7
OTHER LONG-TERM LIABILITIES	26.5	34.8
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized 36,711,885 and 36,258,961 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	441.7	440.3
Retained earnings	225.4	219.4
Treasury stock, at cost; 4,760,218 and 4,677,261 shares held, respectively	(74.5)	(73.3)
Accumulated other comprehensive loss	(2.1)	(2.6)

Total shareholders’ equity	590.9	584.2

Total liabilities and shareholders’ equity	$2,064.5	$2,016.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
New vehicle	$726.5	$882.7	$2,248.3	$2,578.2
Used vehicle	277.9	370.8	916.6	1,130.7
Parts and service	182.0	174.7	548.1	521.0
Finance and insurance, net	34.2	41.7	111.7	122.8

Total revenues	1,220.6	1,469.9	3,824.7	4,352.7
COST OF SALES:
New vehicle	676.9	819.1	2,097.9	2,394.1
Used vehicle	255.7	341.6	839.4	1,031.9
Parts and service	89.7	83.4	268.5	250.3

Total cost of sales	1,022.3	1,244.1	3,205.8	3,676.3

GROSS PROFIT	198.3	225.8	618.9	676.4
OPERATING EXPENSES:
Selling, general and administrative	162.2	173.5	498.5	515.2
Depreciation and amortization	6.5	5.3	17.7	15.9
Other operating expense (income), net	(0.1)	(0.3)	1.6	2.2

Income from operations	29.7	47.3	101.1	143.1
OTHER INCOME (EXPENSE):
Floor plan interest expense	(7.5)	(10.4)	(24.6)	(32.5)
Other interest expense	(10.9)	(9.1)	(29.4)	(30.1)
Interest income	0.1	0.9	1.4	3.9
Loss on extinguishment of long-term debt	(1.7)	—	(1.7)	(18.5)

Total other expense, net	(20.0)	(18.6)	(54.3)	(77.2)

Income before income taxes	9.7	28.7	46.8	65.9
INCOME TAX EXPENSE	2.6	9.4	16.9	23.2

INCOME FROM CONTINUING OPERATIONS	7.1	19.3	29.9	42.7
DISCONTINUED OPERATIONS, net of tax	(1.1)	(0.3)	(2.5)	(2.7)

NET INCOME	$6.0	$19.0	$27.4	$40.0

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.22	$0.59	$0.94	$1.30
Discontinued operations	(0.03)	(0.01)	(0.08)	(0.08)

Net income	$0.19	$0.58	$0.86	$1.22

Diluted—
Continuing operations	$0.22	$0.58	$0.93	$1.27
Discontinued operations	(0.03)	(0.01)	(0.08)	(0.08)

Net income	$0.19	$0.57	$0.85	$1.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	31.7	32.5	31.8	32.8
Performance share units	0.2	0.5	0.3	0.5
Restricted stock	0.2	—	0.1	—
Stock options	—	0.2	0.1	0.4

Diluted	32.1	33.2	32.3	33.7

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$27.4	$40.0
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	17.7	15.9
Stock-based compensation	1.2	4.7
Deferred income taxes	9.7	6.2
Loss on extinguishment of long-term debt	1.7	18.5
Loaner vehicle amortization	5.4	5.1
Excess tax benefits from share-based payment arrangements	—	(1.6)
Other adjustments	6.5	9.6
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	52.9	27.9
Accounts receivable	18.4	8.7
Proceeds from the sale of accounts receivable	15.4	15.4
Inventories	117.3	76.6
Other current assets	(39.1)	(28.6)
Floor plan notes payable—trade	258.0	(136.5)
Floor plan notes payable—trade divestitures	(5.9)	—
Accounts payable and accrued liabilities	(31.0)	(21.3)
Other long-term assets and liabilities, net	3.0	(1.0)

Net cash provided by operating activities	458.6	39.6
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(60.1)	(41.0)
Construction reimbursements associated with sale-leaseback agreements	1.9	11.4
Acquisitions	(41.9)	(70.5)
Purchases of previously leased real estate	(207.9)	—
Proceeds from the sale of assets	26.1	8.4
Other investing activities	(0.2)	(3.4)

Net cash used in investing activities	(282.1)	(95.1)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	1,881.9	2,059.6
Floor plan borrowings—acquisitions	7.6	22.4
Floor plan repayments— non-trade	(2,259.4)	(2,026.1)
Floor plan repayments— non-trade divestitures	(2.8)	(5.4)
Payments of dividends	(21.4)	(20.6)
Proceeds from borrowings	248.9	265.0
Repayments of borrowings	(59.9)	(267.3)
Payments of debt issuance costs	(2.4)	(7.9)
Proceeds from the sale of warrants	—	8.9
Purchase of equity call option	—	(19.3)
Purchases of treasury stock	—	(49.5)
Purchase of treasury stock associated with net share settlement of employee share-based awards	(1.2)	(0.8)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	3.2
Excess tax benefits from share-based payment arrangements	—	1.6
Proceeds from the exercise of stock options	0.2	3.3

Net cash used in financing activities	(208.5)	(32.9)

Net decrease in cash and cash equivalents	(32.0)	(88.4)
CASH AND CASH EQUIVALENTS, beginning of period	53.4	129.2

CASH AND CASH EQUIVALENTS, end of period	$21.4	$40.8

See Note 15 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

We are one of the largest automotive retailers in the United States, operating 122 franchises (89 dealership locations) in 22 metropolitan markets within 11 states as of September 30, 2008. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. We offer 36 domestic and foreign brands of new vehicles, including 7 heavy truck brands. We also operate 25 collision repair centers that serve customers in our local markets.

During the third quarter of 2008, we initiated a phased restructuring plan, which includes the relocation of our corporate offices and reorganizing our retail network. We have moved our corporate headquarters to Duluth, Georgia and we expect to close our corporate offices in New York, New York and Stamford, Connecticut, by March 2009.

In addition, upon completion of our restructuring plan, our retail network will be organized into two regions from our current structure of four regions and two stand-alone platforms. Our retail network includes nine locally branded dealership groups: (i) East (comprising our Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando; our Courtesy dealerships operating in Tampa, Florida; our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia; and our Nalley dealerships operating in Atlanta, Georgia); and (ii) West (comprising our McDavid dealerships operating throughout Texas; our North Point dealerships operating in Little Rock, Arkansas; our California dealerships operating in Los Angeles, Sacramento and Fresno; our Plaza dealerships operating in St. Louis, Missouri; and our Gray Daniels dealerships operating in Jackson, Mississippi).

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Accordingly, actual results could differ from these estimates. Estimates and assumptions are reviewed quarterly and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. Refer to “Application of Critical Accounting Estimates” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our critical estimates.

In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, have been included. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007 have been reclassified to reflect the status of our discontinued operations as of September 30, 2008.

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

In addition to the commissions we receive on the sale of third-party warranty and insurance products, we also have contingent revenue arrangements with third-party administrators whereby we are able to receive retrospective payments in the future. These payments, if any, represent the amount of funds available to pay future claims in excess of what is actually used to pay claims on the related policies. These payments are determined by the third-party administrator based upon a predetermined earnings formula. The amount of retrospective payments is contingent on the claims performance (i.e., the amount of the funds used to pay customer claims). If the claims performance is such that no excess funds are predicted to exist at the maturity of the related contracts, then no retrospective commissions are paid. As a result, we do not record retrospective commissions until such a time that the payment has been confirmed by the third-party administrator to the contracts, because that is the first time that the amount is fixed and determinable.

Earnings Per Share

Basic earnings per share is computed by dividing net income by our weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. There were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that upon exercise, may result in the issuance of between 3,382,978 and 6,765,957 shares of our common stock. In addition, our 3% Convertible Notes due 2012 (“3% Notes”) are convertible into our common stock at a current exercise price of $33.85. The shares issuable upon exercise of warrants and 3% Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share, because they are currently anti-dilutive.

Goodwill and Other Intangible Assets

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and the fact that all components are economically similar, we qualify as a single reporting unit for purposes of testing goodwill for impairment. Our dealership general managers are responsible for customer-facing activities, including inventory management, advertising and personnel decisions, and have the flexibility to respond to local market conditions. The corporate management team, with input from the regional management teams, is responsible for infrastructure and general strategy decisions.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and indefinite lived manufacturer franchise rights for impairment annually as of October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that manufacturer franchise rights become impaired due to decreases in fair market value of our individual franchises or to the extent that goodwill becomes impaired due to decreases in the fair market value of our automotive retail business.

All other intangible assets are deemed to have finite lives and are amortized on a straight-line basis over the life of the asset ranging from 3 to 15 years and are tested for impairment when circumstances indicate that the carrying value of the asset might be impaired.

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

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which are designed to reflect the critical terms of the defined hedged exposures. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Condensed Consolidated Statements of Income. We recognized no ineffectiveness during the nine months ended September 30, 2008, and minor ineffectiveness during the nine months ended September 30, 2007.

Statements of Cash Flows—

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the entity from which we purchase the related new vehicle inventory, and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the entity from which we purchase the related new vehicle inventory is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows.

Loaner vehicle activity accounts for a significant portion of Other Current Assets on the accompanying Condensed Consolidated Statements of Cash Flows. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. While loaner vehicles are initially used by our service department for use in our business, these vehicles are used in such capacity for a short period of time (typically six to twelve months) before we sell them. Therefore, we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Condensed Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventory on the accompanying Condensed Consolidated Statements of Cash Flows.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP No. EITF 03-6-1 will not have a material impact on our consolidated financial statements.

In March 2008, the FASB concluded its re-deliberations on FSP APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. The provisions of FSP APB 14-a apply to our 3% Senior Subordinated Convertible Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after

December 15, 2008, and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. We estimate that the adoption of FSP APB 14-a will increase our interest expense by approximately $3.4 million in 2009 and decrease retained earnings on January 1, 2009 by approximately $5.5 million.

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

We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FSP Financial Accounting Standard (“FAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Required disclosures are included in Note 12 to our Condensed Consolidated Financial Statements.

3. RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

We have previously presented Other Income, net after Income from Operations on our Condensed Consolidated Statements of Income. Included in Other Income, net were (i) gains and losses from the sale of dealerships that were not classified as discontinued operations, (ii) rental income from owned real estate and (iii) gains and losses from the sale of property and equipment. After a review of paragraph 45 of SFAS No. 144, we determined that these items should be presented as a component of Income from Operations on our Condensed Consolidated Statements of Income; therefore, we are adjusting Income from Operations for the three and nine months ended September 30, 2007, to include Other Income, net in Income from Operations.

In addition, we have historically presented non-core operating expenses as a component of Selling, General and Administrative on our Condensed Consolidated Statements of Income. In connection with the creation of Other Operating Expense (Income), net, we have decided to reclassify certain non-core operating expenses from Selling, General and Administrative to Other Operating Expense (Income), net. In addition, the adjustments of amounts previously reported were impacted by franchises placed into discontinued operations after September 30, 2007.

These reclassifications do not have any impact on income from continuing operations, earnings per share or retained earnings. Below are reconciliations of Income from Operations, Selling, General and Administrative and Other Operating Expense (Income) from amounts previously reported to amounts currently reported.

(In millions)	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007
Income from operations, previously reported	$46.9	$142.7
Other income, net	0.3	1.0
Income from operations of franchises placed into discontinued operations after September 30, 2007	0.1	(0.6)

Income from operations	$47.3	$143.1

(In millions)	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007
Selling, general and administrative, previously reported	$176.1	$526.1
Non-core operating expenses, net	—	(3.2)
Selling, general and administrative of franchises placed into discontinued operations after September 30, 2007	(2.6)	(7.7)

Selling, general and administrative	$173.5	$515.2

(In millions)	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007
Other operating expense (income) net, previously reported	$—	$—
Other income, net	(0.3)	(1.0)
Non-core operating expenses, net	—	3.2

Other operating expense (income), net	$(0.3)	$2.2

4. ACQUISITIONS

During the nine months ended September 30, 2008, we acquired one franchise (one dealership location) and the related real estate for an aggregate purchase price of $41.9 million. We financed this acquisition through the use of (i) $33.9 million of cash, (ii) $7.6 million of floor plan borrowings for the purchase of new vehicle inventory, and (iii) $0.4 million of loaner vehicle financing. During the nine months ended September 30, 2007, we acquired eight franchises (six dealership locations), including two heavy truck franchises for an aggregate purchase price of $70.5 million. We financed these acquisitions through the use of $48.1 million of cash and $22.4 million of floor plan borrowings for the purchase of new vehicle inventory.

The allocation of purchase price for acquisitions is as follows:

	For the Nine Months Ended September 30,
	2008	2007
	(In millions)
Inventory	$9.7	$24.8
Property and Equipment	7.3	13.3
Goodwill	17.1	21.1
Franchise rights	7.5	11.3
Other	0.3	—

Total purchase price	$41.9	$70.5

The allocation of purchase price to assets acquired during 2008 was based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities becomes available.

5. INVENTORIES

Inventories consist of the following:

	As of
	September 30, 2008	December 31, 2007
	(In millions)
New vehicles	$564.1	$622.7
Used vehicles	84.7	101.1
Parts and accessories	48.0	46.2

Total inventories	$696.8	$770.0

The lower of cost or market reserves reduced total inventories by $6.0 million and $4.5 million as of September 30, 2008 and December 31, 2007, respectively. In addition to the inventories shown above, we had $12.8 million of inventory as of December 31, 2007, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they were associated with franchises held for sale.

6. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, (ii) costs of completed construction projects associated with pending sale-leaseback transactions and (iii) real estate not currently used in our operations and the related mortgage notes payable.

Assets and liabilities held for sale include assets and liabilities associated with the pending disposition of five franchises (four dealership locations) as of December 31, 2007, of which four franchises were classified as discontinued operations. We have no assets and liabilities held for sale associated with pending dispositions as of September 30, 2008. During the nine months ended September 30, 2008, we sold the five franchises (four dealership locations) that had been held for sale as of December 31, 2007. Assets associated with pending dispositions totaled $24.9 million as of December 31, 2007. Liabilities associated with pending dispositions totaled $9.9 million as of December 31, 2007.

Assets held for sale and liabilities held for sale also includes real estate and the related mortgages not currently used in our operations totaling $24.1 million and $8.0 million, respectively, as of September 30, 2008.

Assets held for sale associated with pending sale-leaseback transactions as of December 31, 2007, include $9.2 million related to completed construction projects. During the nine months ended September 30, 2008, we received final reimbursements of $1.9 million associated with completed construction projects. During 2008, we decided not to pursue a sale-leaseback of the remaining completed projects; therefore, we have reclassified the costs of the completed projects to Property and Equipment on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008.

A summary of assets held for sale and liabilities associated with assets held for sale are as follows:

	As of
	September 30, 2008	December 31, 2007
	(In millions)
Assets:
Inventories	$—	$12.8
Completed construction projects	—	9.2
Property and equipment, net	24.1	7.9
Manufacturer franchise rights	—	1.0
Goodwill	—	3.2

Total assets	24.1	34.1
Liabilities:
Floor plan notes payable	—	9.9
Mortgage notes payable	8.0	—

Total liabilities	8.0	9.9

Net assets held for sale	$16.1	$24.2

Included in Other Current Assets on the accompanying Condensed Consolidated Balance Sheets are costs associated with ongoing construction projects, which we expect to complete within one year from each balance sheet date. In connection with these construction projects, we have entered into sale-leaseback agreements whereby an unaffiliated third party purchased the land and is either reimbursing us for the cost of construction of dealership facilities being constructed on the land or has agreed to purchase the assets from us upon completion of the project. We capitalize the cost of the construction during the construction period, and upon completion of the construction and receipt of the final reimbursement, we remove the cost of construction from our Condensed Consolidated Balance Sheets and commence operating leases. As of December 31, 2007, the book value of assets associated with ongoing construction projects to be completed within one year from the balance sheet date totaled $14.9 million. As of September 30, 2008, there were no ongoing construction projects that were associated with sale-leaseback agreements.

7. PROPERTY AND EQUIPMENT, NET

In the second quarter of 2008, we acquired thirty-three properties previously leased by our dealerships for an aggregate purchase price of $207.9 million, $202.2 million of which was pursuant to the exercise of a right of first refusal. We financed the purchase of these properties with $151.1 million of mortgage borrowings and $56.8 million of available cash. During the third quarter of 2008, we sold one of these properties at book value for proceeds of $3.6 million and repaid the related mortgage note payable of $3.5 million. As of September 30, 2008, two of these properties with an aggregate book value of $9.3 million and associated mortgage notes payable of $8.0 million were classified as Assets Held For Sale and Liabilities Associated with Assets Held for Sale, respectively, on the accompanying Condensed Consolidated Balance Sheets. We do not use these properties in our dealership operations and they are pending disposition.

8. GOODWILL AND MANUFACTURER FRANCHISE RIGHTS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, are as follows (in millions):

Balance as of December 31, 2007	$483.3
Goodwill included in Assets Held for Sale as of December 31, 2007	3.2
Acquisitions	17.1
Divestitures	(3.8)

Balance as of September 30, 2008	$499.8

The change in the carrying amount of manufacturing franchise rights, which are included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheets, are as follows (in millions):

Balance as of December 31, 2007	$53.2
Manufacturer Franchise Rights included in Assets Held for Sale as of December 31, 2007	1.0
Acquisitions	7.5
Divestitures	(1.0)

Balance as of September 30, 2008	$60.7

We evaluate goodwill for impairment on an annual basis as of October 1st of each year or more frequently if events or circumstances occur that would indicate a reduction in our fair value. As of September 30, 2008, the carrying value of our net assets was $590.9 million and the market capitalization of our outstanding common shares was $368.1 million. We calculated the estimated fair value of our company as the amount that we would receive in a sale of our company as a whole in an orderly transaction between market participants as of September 30, 2008, using two acceptable valuation methods. First, we used the quoted market price of our outstanding common shares at September 30, 2008, and added a control premium that is representative of (i) recent comparatively sized sale transactions, (ii) certain qualitative and quantitative macroeconomic conditions, including the current economic environment, which we believe impacted the quoted market price of our common stock and (iii) the value of certain strategic initiatives that we expect to implement in the near future that we believe are not currently reflected in our market capitalization. Second, we performed a discounted cash flow analysis using forward-looking projections of our estimated future operating results. Based on the results of both valuation methods, we have concluded that the fair value of our company exceeded its carrying value at September 30, 2008. Accordingly, we have determined that goodwill has not been impaired as of September 30, 2008. Given the current economic environment, we will continue to monitor the need to test our intangibles for impairment as required by SFAS No. 142.

As with many financial statement matters, our impairment analysis requires us to make estimates and assumptions and make judgments that affect our conclusions and the reported financial information. Such estimates, assumptions and judgments are subject to known and unknown risks and uncertainties, including those reported under “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2007 and our Form 10-Q for the fiscal quarter ended June 30, 2008. Actual results could differ materially from those estimates and assumptions.

9. FLOOR PLAN NOTES PAYABLE

In September 2008, we terminated our $550.0 million existing credit facility with JPMorgan Chase N.A. (“JPMorgan”) and 18 other financial institutions (the “Terminated Credit Facility”) and entered into new floor plan facilities funded predominantly by our brands’ captive finance companies. The Terminated Credit Facility provided us with $475.0 million of borrowing capacity for the purchase of new and used inventory at all of our dealerships, except at our Ford, Jaguar and Land Rover dealerships, our General Motors (“GM”) dealerships, our Chrysler, Dodge and Jeep dealerships (“Chrysler dealerships”) and our Mercedes-Benz and smart dealerships. In addition, we terminated our agreement with DaimlerChrysler Financial Services Americas LLC (“DCFSA”) and repaid all floor plan notes payable of our Chrysler dealerships with proceeds from borrowings from our Revolving Credit Facility (defined below).

In October 2008, we secured a $29.0 million new vehicle floor plan facility with Bank of America N.A. (“Bank of America”) for the financing of new vehicle inventory at our Chrysler dealerships. In addition, we repaid the floor plan notes payable at our Land Rover and Jaguar dealerships with the proceeds from borrowings from our new vehicle floor plan facility with JPMorgan.

Including the changes in our floor plan facilities in October 2008, our inventory purchases are now financed by the following floor plan providers:

•	American Honda Finance – Honda and Acura new vehicle inventory;

•	Bank of America – Chrysler, Dodge and Jeep new vehicle inventory;

•	BMW Financial Services – BMW and Mini new vehicle inventory;

•	Comerica Bank – Hino, Isuzu Truck and Peterbilt new heavy truck inventory;

•	Navistar Financial – International Truck, IC Bus, Workhorse and UD new heavy truck inventory;

•	DCFS USA LLC – Mercedes-Benz and smart new vehicle inventory;

•	Ford Motor Credit Corporation – Ford, Lincoln, Mercury, Volvo and Mazda, new vehicle inventory;

•	General Motors Acceptance Corporation – Chevrolet, Pontiac, Buick, GMC and Cadillac new vehicle inventory;

•	JPMorgan – Hyundai, Kia, Audi, Porsche, Volkswagen, Land Rover and Jaguar new vehicle inventory ;

•	Nissan Motor Acceptance Corporation – Nissan and Infiniti new vehicle inventory;

•	Toyota Financial Services – Toyota new vehicle inventory purchased from Gulf States Toyota and Lexus new vehicle inventory; and

•	World Omni Financial – Toyota new vehicle inventory purchased from Southeast Toyota.

Borrowings on all our floor plan financing facilities mentioned above accrue interest at rates ranging from 1.00% to 2.75% above the London Interbank Offered Rate (“LIBOR”) or 0.30% to 0.50% below the Prime Rate. Our floor plan facility with JPMorgan matures in August 2012 and the floor plan facilities with all other lenders have no stated termination date.

Under the terms of the collateral documents entered into with the lenders under our new floor plan facilities, we and all of our dealership subsidiaries granted security interests in all of the new vehicle inventory financed under these respective floor plan credit facilities, as well as the proceeds from the sale of such vehicles, and certain other collateral. This grant of security interests replaces the grants made to such floor plan lenders under the prior floor plan credit facilities with such lenders.

We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory “Floor plan notes payable—trade” and all other floor plan notes payable “Floor plan notes payable—non-trade.” As a result of the termination of the Terminated Credit Facility, our floor plan notes payable — trade increased by $296.4 million, our floor plan borrowings – non-trade increased by $18.6 million and our floor plan repayments — non-trade increased by $315.0 million on the accompanying Condensed Consolidated Statements of Cash Flows. As of September 30, 2008, we had $451.4 million of floor plan notes payable—trade and $111.8 million of floor plan notes payable—non-trade outstanding.

10. LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	September 30, 2008	December 31, 2007
	(In millions)
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $5.8 million and $6.6 million, respectively)	$173.6	$172.8
7.625% Senior Subordinated Notes due 2017	150.0	150.0
3% Senior Subordinated Convertible Notes Due 2012	115.0	115.0
Mortgage notes payable	175.7	25.8
Revolving Credit Facility	40.0	—
Bridge loans	—	8.3
Other	3.1	3.7

	657.4	475.6
Less: current portion	(48.9)	(1.7)

Long-term debt	$608.5	$473.9

Revolving Credit Facility

In September 2008, we entered into a revolving credit facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “Revolving Credit Facility”). The Revolving Credit Facility, together with certain floor plan inventory financing agreements entered into (or amended) in September 2008 (collectively, the “New Floor Plan Facilities”), replaced our Terminated Credit Facility.

The Revolving Credit Facility matures on August 15, 2012. Under the Revolving Credit Facility, subject to a usual and customary borrowing base, we may (i) borrow up to $200.0 million, which amount may be expanded up to $250.0 million in total credit availability upon satisfaction of certain conditions; (ii) borrow up to $25.0 million from Bank of America from a swing line of credit; and (iii) request Bank of America to issue letters of credit on our behalf. The amount available for borrowing under the Revolving Credit Facility will be reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit and swing line loans issued by Bank of America. The proceeds of the Revolving Credit Facility may be used for working capital, general corporate purposes and to make acquisitions permitted under the terms of the Revolving Credit Facility. The borrowing base as calculated as of September 30, 2008, totaled $168.6 million, which was reduced by letters of credit of $7.3 million and current borrowings of $40.0 million. Therefore, our available borrowings as of September 30, 2008 totaled $121.3 million.

Any loan (including any swing line loans) under the Revolving Credit Facility will bear interest at (i) a specified percentage ranging from 2.25% to 3.25% above LIBOR; or at our option, (ii) the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus 0.50%, plus a rate ranging from 0.50% to 1.00% determined in accordance with the performance-based pricing grid.

Upon an event of default of the Revolving Credit Facility, the lenders may request that the we pay interest on the principal outstanding amount of all outstanding loans, (i) for non-Eurodollar rate loans, at an interest rate equal to a fluctuating rate, plus the applicable rate pursuant to the performance-based pricing grid, plus 2% per annum; (ii) for Eurodollar rate loans, at the interest rate otherwise applicable to such loan, plus 2% per annum; and (iii) for letter of credit fees, a rate equal to the applicable rate set forth in the performance based pricing grid, plus 2% per annum.

In addition, we are required to pay a quarterly commitment fee to the lenders, determined in accordance with a performance- based pricing grid, on the unused portion of each lender’s commitments under the Revolving Credit Facility. Swing line loans will not be deemed to be utilized for purposes of calculating the commitment fee. The range of the performance-based pricing grid for the quarterly commitment fee is 0.20% to 0.40% on the unused portion of the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, we agreed not to pledge any assets to a third party, subject to certain exceptions (such as the security interest in new vehicle inventory financed using floor plan arrangements). In addition, the Revolving Credit Facility contains certain negative covenants, including covenants which could prohibit or restrict the payment of dividends, equity and debt repurchases, capital expenditures and material dispositions of assets, as well as other customary covenants and default provisions. We are also subject to the following financial covenants under the terms of the Revolving Credit Facility: (i) our Consolidated Current Ratio as of the end of any fiscal quarter must not be less than 1.20 to 1; (ii) our Fixed Charge Coverage Ratio for any period of four fiscal quarters must not be less than 1.20 to 1; (iii) our Consolidated Total Leverage Ratio must not at any time be more than 5.00 to 1; and (iv) our Consolidated Total Senior Leverage Ratio must not at any time be more than 3.00 to 1.

The Revolving Credit Facility contains events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Bank of America, as the administrative agent, may (i) require us to immediately repay all outstanding amounts under the Revolving Credit Facility; (ii) declare the commitment of each lender to make loans and any obligation of the Bank of America to extend letters of credit terminated; (iii) require us to cash collateralize any letter of credit obligations; and (iv) exercise on behalf of itself and the other lenders all rights and remedies available to it and the other lenders under the credit agreement and each of the other loan documents.

Under the terms of collateral documents entered into with the lenders under the Revolving Credit Facility, the lenders have a security interest in all our personal property other than fixtures and certain other property. Our subsidiaries also guarantee our obligations under the Revolving Credit Facility.

Bridge Loans

During the first quarter of 2008, we repaid two bridge loans totaling $8.3 million, which were used to finance the purchase of real estate at one of our dealership locations, with the proceeds from the issuance of $8.3 million of mortgage notes payable.

Mortgage Notes Payable

During the second quarter of 2008, we borrowed $151.1 million in the form of thirty-two separate mortgage notes payable to purchase $202.2 million of previously leased real estate pursuant to an exercise of a right of first refusal. Each mortgage note payable is secured by the related real estate and matures in June 2013. The mortgage notes payable bear interest at a variable rate calculated as LIBOR plus 2.95%. We are required to make monthly principal payments based on a straight-line twenty year amortization schedule, with balloon payments due in June 2013. We have $8.0 million of mortgages associated with two of the properties acquired in Liabilities Associated with Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets. We do not use these properties in our dealership operations and they are pending disposition.

In addition, during the first nine months of 2008, we borrowed $4.5 million in connection with the construction of a service facility at one of our dealerships.

11. FINANCIAL INSTRUMENTS

In the second quarter of 2008, we entered into an interest rate swap with a current notional principal amount of $125.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan notes payable through maturity in June 2013. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of September 30, 2008, the swap agreement had a fair value of $0.8 million and is included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheets.

We have an interest rate swap with a current notional principal amount of $150.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan notes payable through maturity in November 2008. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of September 30, 2008 and December 31, 2007, the swap agreement had a fair value of $0.3 million and $1.5 million, respectively and is included in Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets.

We have an interest rate swap with a current notional principal amount of $13.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of September 30, 2008 and December 31, 2007, the swap agreement had a fair value of $0.3 million and $0.2 million is included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheets.

We terminated three of our interest rate swap agreements in March 2006, resulting in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of September 30, 2008 was $1.9 million ($1.2 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of these terminated cash flow swaps totaled $0.5 million for the nine months ended September 30, 2008, and will total $0.7 million for the year ending December 31, 2008. In addition, included as a reduction to our 8% Notes as of September 30, 2008, was $5.8 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of this terminated fair value swap totaled $0.9 million for the nine months ended September 30, 2008, and will total $1.1 million for the year ending December 31, 2008.

12. FAIR VALUE

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Assets or liabilities recorded at fair value in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008, are as follows:

(In millions)	Total Assets (Liabilities)	Fair Value at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Flow Swaps (1)	$(0.3)	$—	$(0.3)	$—
Cash Flow Swaps (2)	$(1.1)	$—	$(1.1)	$—

(1)	-	Included in Accounts Payable and Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008
(2)	-	Included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008

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

13. COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$6.0	$19.0	$27.4	$40.0
Other comprehensive income:
Change in fair value of cash flow swaps	(0.2)	(1.3)	0.4	(0.8)
Amortization of expired cash flow swaps	0.2	0.2	0.5	0.6
Income tax expense associated with cash flow swaps	—	0.4	(0.4)	0.1

Comprehensive income	$6.0	$18.3	$27.9	$39.9

14. DISCONTINUED OPERATIONS

During the nine months ended September 30, 2008, we sold six franchises (five dealership locations), of which five franchises (four dealership locations) were classified as discontinued operations. The accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007, have been reclassified to reflect the status of our discontinued operations as of September 30, 2008.

The following table provides further information regarding our discontinued operations as of September 30, 2008, and includes the results of businesses sold prior to September 30, 2008 (in millions, except franchise data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007 (a)	2008	2007 (b)
Franchises:
Mid-line domestic	—	2	2	2
Mid-line import	—	—	1	—
Value	—	1	1	3
Luxury	1	1	1	1

Total	1	4	5	6

Ancillary Businesses	—	—	—	1

Revenues	$0.2	$21.5	$18.2	$62.5
Cost of sales	0.2	18.9	16.0	54.2

Gross profit	—	2.6	2.2	8.3
Operating expenses	1.0	2.8	4.3	9.0

Loss from operations	(1.0)	(0.2)	(2.1)	(0.7)
Other expense, net	(0.7)	(0.3)	(1.4)	(1.5)
Loss on disposition of discontinued operations, net	(0.2)	—	(0.5)	(2.0)

Loss before income taxes	(1.9)	(0.5)	(4.0)	(4.2)
Income tax benefit	0.8	0.2	1.5	1.5

Discontinued operations, net of tax	$(1.1)	$(0.3)	$(2.5)	$(2.7)

(a)	Franchises were sold between July 1, 2007 and September 30, 2008
(b)	Franchises were sold between January 1, 2007 and September 30, 2008

15. SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2008 and 2007, we made interest payments, net of amounts capitalized, totaling $61.1 million and $66.0 million, respectively.

During the nine months ended September 30, 2008 and 2007, we made income tax payments, net of refunds received, totaling $6.2 million and $14.2 million, respectively.

The following items are included in Other Adjustments to reconcile net income to cash flow from operating activities:

(In millions)	For the Nine Months Ended September 30,
	2008	2007
Amortization of deferred financing fees	$2.0	$1.9
Loss on investments	1.8	—
Loss on sale of franchises	0.5	2.0
Loss on sale of assets	1.1	0.9
Swap amortization	1.4	1.4
Deferred compensation expense	(1.5)	2.5
Deferred gain amortization	(0.4)	(0.6)
Other individually immaterial items	1.6	1.5

Total	$6.5	$9.6

16. COMMITMENTS AND CONTINGENCIES

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

Manufacturers may direct us to implement costly capital improvements to dealerships as a condition of our franchise agreements with them. Manufacturers also typically require that their franchises meet specific standards of appearance. These factors, either alone or in combination, could cause us to divert our financial resources to capital projects from uses that management believes may be of higher long-term value.

Substantially all of our facilities are subject to federal, state and local regulations regarding the discharge of materials into the environment. Compliance with these regulations has not had, nor do we expect such compliance to have, any material effect upon our capital expenditures, net earnings, financial condition, liquidity or competitive position. We believe that our current practices and procedures for the control and disposition of such materials comply with applicable federal, state and local requirements.

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

On August 27, 2008, a U.S. District Court jury in Portland, Oregon reached a verdict against one of our subsidiaries in an action by four former salesmen alleging claims related to a hostile work environment at our former Thomason Toyota dealership in Gladstone, Oregon. We sold the Thomason Toyota dealership in 2006, though the alleged conduct involved in this matter occurred in 2005. During trial, the court dismissed the plaintiffs’ claims for race discrimination and retaliation in employment as well as their claims for economic damages. The jury awarded $19.0 million in total damages against us consisting of $8.0 million in non-economic damages and $11.0 million in punitive damages.

We are seeking to overturn the verdict or eliminate or reduce damages in post-trial motions before the District Court and, if necessary, to appeal to the U.S. Court of Appeals for the Ninth Circuit. We believe that the jury verdict is unsupported by both the evidence and the law, and that we will prevail either in post-trial motions or on appeal.

Our dealerships are parties to dealer agreements with a number of vehicle manufacturers. In accordance with the individual dealer agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships or the loss of a dealer agreement could have a negative impact on our operating results.

In connection with the purchase of one franchise, we may be required to pay additional consideration to the seller if the franchise achieves specified net income levels in future periods. If payable, the additional consideration is distributable annually beginning January 1, 2009 through January 1, 2015, and we estimate the additional consideration to total approximately $2.5 million. Any consideration paid will be recorded as Goodwill in our consolidated balance sheets.

We have $7.3 million of letters of credit outstanding as of September 30, 2008, which are required by certain of our insurance providers.

17. SHARE-BASED COMPENSATION

A summary of options outstanding and exercisable under our share-based compensation plans as of September 30, 2008, and changes during the nine months ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding—December 31, 2007	1,100,804	$14.37
Granted	—	$—
Exercised	(17,335)	$12.42
Expired / Forfeited	(5,835)	$14.76

Options outstanding—September 30, 2008	1,077,634	$14.40	5.1	—	*

Options exercisable—September 30, 2008	1,077,634	$14.40	5.1	—	*

*	Based on the closing price of our common stock on September 30, 2008, which was $11.52 per share.

Net cash received from option exercises for the nine months ended September 30, 2008, was $0.2 million. The actual intrinsic value of options exercised during the nine months ended September 30, 2008, was not material. The actual tax benefit realized for the tax deductions from option exercises during the nine months ended September 30, 2008, was not material.

A summary of performance share units and restricted stock as of September 30, 2008, and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performances share units—December 31, 2007*	575,768	$21.92
Granted	169,251	$14.29
Performance estimate	(256,755)	$22.13
Vested	(211,094)	$16.86
Forfeited	(28,900)	$18.20

Performance share units—September 30, 2008**	248,270	$20.73

*	Maximum of 1,037,250 issuable upon attaining certain performance metrics.
**	Maximum of 985,727 issuable upon attaining certain performance metrics.

The actual intrinsic value of vested performance units and restricted stock during the nine months ended September 30, 2008 totaled $3.6 million. The actual tax benefit realized for the tax deductions from vested performance units and restricted stock was $1.4 million for the nine months ended September 30, 2008. We repurchased 82,957 shares for $1.2 million from employees in connection with the net share settlement of performance units vested during the nine months ended September 30, 2008.

Each performance share unit provides an opportunity for the employee to receive a number of shares of our common stock based on our performance during a three-year period as measured against objective performance goals as determined by the compensation committee of our board of directors. The actual number of shares earned may range from 0% to 180% of the target number of shares depending upon achievement of such performance goals. During the first half of 2008, we have reduced the performance estimate by 256,755 shares to the actual amount of performance units we expect to vest, which reflects our current performance against our performance goals.

A summary of restricted stock issued as of September 30, 2008, and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2007	72,525	$26.83
Granted	224,491	$14.39
Vested	(51,536)	$22.04
Forfeited	(600)	$13.81

Restricted Stock—September 30, 2008	244,880	$16.41

18. SUBSEQUENT EVENTS

In October 2008, we secured a $75.0 million used vehicle borrowing facility with JPMorgan for the purchase of used light vehicles and a $5.0 million used vehicle borrowing facility for the purchase of used heavy truck vehicles.

In October 2008, we secured a $29.0 million new vehicle floor plan facility with Bank of America for the financing of new vehicle inventory at our Chrysler dealerships.

In October 2008, we repaid the floor plan notes payable to Ford Motor Credit Corporation at our Land Rover and Jaguar dealerships with the proceeds from borrowings from our new vehicle floor plan facility with JPMorgan.

In October 2008, we decided to suspend our dividend payments. As such, no dividend will be paid in the fourth quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are one of the largest automotive retailers in the United States operating 122 franchises (89 dealership locations) in 22 metropolitan markets within 11 states as of September 30, 2008. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. We offer 36 domestic and foreign brands of new vehicles, including 7 heavy truck brands. We also operate 25 collision repair centers that serve customers in our local markets.

During the third quarter of 2008, we initiated a phased restructuring plan, which includes the relocation of our corporate offices and the reorganization of our retail network. We have moved our corporate headquarters to Duluth, Georgia and we expect to close our corporate offices in New York, New York, and Stamford, Connecticut, by March 2009. We expect that this relocation will deliver pre-tax cost savings of approximately $4.5 million resulting principally from staffing reductions and lower rent expense. Our retail network reorganization will reduce our operating structure to two regions, from our current structure of four regions and two stand-alone platforms. We expect that this restructuring plan will reduce the annual pre-tax operating expenses of our regions, consisting of personnel and rent expense, by approximately $8.0 million annually. Finally, we are expanding our store-level productivity initiatives, focusing on personnel and advertising expenses, improved inventory management, and selected technology investments to enhance our efficiency. Taken together, these restructuring and store-level programs are designed to deliver annualized savings of $25.0 million by the second half of 2009.

During the third quarter we incurred pre-tax costs of $1.5 million associated with our restructuring plans. In addition, we expect to incur approximately $7.0 million of pre-tax costs to complete our restructuring.

Upon completion of our restructuring plan, our retail network will be organized into two regions. Our retail network includes nine locally branded dealership groups: (i) East (comprising our Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando; our Courtesy dealerships operating in Tampa, Florida; our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia; and our Nalley dealerships operating in Atlanta, Georgia); and (ii) West (comprising our McDavid dealerships operating throughout Texas; our North Point dealerships operating in Little Rock, Arkansas; our California dealerships operating in Los Angeles, Sacramento and Fresno; our Plaza dealerships operating in St. Louis, Missouri; and our Gray Daniels dealerships operating in Jackson, Mississippi).

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

The organic growth of our company is dependent upon the execution of our balanced automotive retailing and service business strategy as well as our strong brand mix, which is heavily weighted towards luxury and mid-line import brands. Our vehicle sales have historically fluctuated with general, local and national economic conditions, including consumer confidence, availability of consumer credit and fuel prices. We believe that the impact on our business by any future negative trends in new vehicle sales will be partially mitigated by (i) the stability of our parts and service operations, (ii) the variability of significant components of our cost structure and (iii) our advantageous brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

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

Generally, the seasonal variations in our operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things. The current economic environment has created significant challenges for our business, including declining vehicle sales due to low consumer confidence, a decline in the availability of credit to consumers, high gas prices and a sharp increase in consumer demand for smaller and more fuel efficient vehicles and away from trucks and sport utility vehicles (“SUVs”). We anticipate that certain automotive manufacturers will continue to use a combination of vehicle pricing and financing incentive programs to drive demand for their product offerings. In addition, we believe the automotive manufacturers will adjust production to meet the consumer demand; however, we do not expect that the near-term production adjustments by automotive manufacturers will be sufficient to align inventories with current consumer demand.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008, Compared to the Three Months Ended September 30, 2007

	For the Three Months Ended September 30,
	2008	2007	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$726.5	$882.7	$(156.2)	(18)%
Used vehicle	277.9	370.8	(92.9)	(25)%
Parts and service	182.0	174.7	7.3	4%
Finance and insurance, net	34.2	41.7	(7.5)	(18)%

Total revenues	$1,220.6	$1,469.9	(249.3)	(17)%
GROSS PROFIT:
New vehicle	49.6	63.6	(14.0)	(22)%
Used vehicle	22.2	29.2	(7.0)	(24)%
Parts and service	92.3	91.3	1.0	1%
Finance and insurance, net	34.2	41.7	(7.5)	(18)%

Total gross profit	198.3	225.8	(27.5)	(12)%

OPERATING EXPENSES:
Selling, general and administrative	162.2	173.5	(11.3)	(7)%
Depreciation and amortization	6.5	5.3	1.2	23%
Other operating expense (income), net	(0.1)	(0.3)	(0.2)	(67)%

Income from operations	29.7	47.3	(17.6)	(37)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(7.5)	(10.4)	(2.9)	(28)%
Other interest expense	(10.9)	(9.1)	1.8	20%
Interest income	0.1	0.9	(0.8)	(89)%
Loss on extinguishment of long-term debt	(1.7)	—	1.7	100%

Total other expense, net	(20.0)	(18.6)	1.4	8%

Income before income taxes	9.7	28.7	(19.0)	(66)%
INCOME TAX EXPENSE	2.6	9.4	(6.8)	(72)%

INCOME FROM CONTINUING OPERATIONS	7.1	19.3	(12.2)	(63)%
DISCONTINUED OPERATIONS, net of tax	(1.1)	(0.3)	(0.8)	NM %

NET INCOME	$6.0	$19.0	$(13.0)	(68)%

Income from continuing operations per common share—Diluted	$0.22	$0.58	$(0.36)	(62)%

Net income per common share—Diluted	$0.19	$0.57	$(0.38)	(67)%

	For the Three Months Ended September 30,
	2008	2007
REVENUE MIX PERCENTAGES:
New light vehicles	55.3%	56.0%
New heavy trucks	4.2%	4.0%
Used retail	17.5%	19.0%
Used wholesale	5.3%	6.3%
Parts and service	14.9%	11.9%
Finance and insurance, net	2.8%	2.8%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	24.0%	27.2%
New heavy trucks	1.0%	1.0%
Used retail	12.1%	13.5%
Used wholesale	(0.8)%	(0.6)%
Parts and service	46.5%	40.4%
Finance and insurance, net	17.2%	18.5%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	81.8%	76.8%

Net income decreased $13.0 million (68%) during the third quarter of 2008 as compared to the third quarter of 2007, as a result of a $12.2 million (63%) decrease in income from continuing operations and a $0.8 million increase in net losses from discontinued operations. Income from continuing operations during the third quarter of 2008 and 2007 includes net of tax “non-core items” of $0.9 million and $0.2 million, respectively, as detailed in the table below.

	For the Three Months Ended September 30,
	2008	2007
	(In millions, except per share data)
NON–CORE ITEMS
Reversal of deferred tax valuation allowances	$(1.1)	$—
Loss on extinguishment of long-term debt, net of tax	1.0	—
Restructuring costs, net of tax	0.9	—
Dealer management system implementation costs, net of tax	0.1	—
Legal settlements expense, net of tax	—	0.2

Total non-core items	$0.9	$0.2

We continue to encounter a very challenging retail environment due to declining consumer confidence, tightening of consumer lending standards, rising gas prices, changes in consumer demand and falling home prices. These factors combined with instability in the financial markets, contributed to lower consumer traffic in our stores, particularly in the last ten days of the quarter. Lenders have made it increasingly difficult for our consumers to secure vehicle financing by tightening lending standards and, in some cases, they have decided to no longer provide lease financing. The economic environment continues to be particularly weak in Florida, which generates approximately 30% of our total revenue and contributed the largest decline in profitability. Hurricanes and other severe weather in our Texas and Florida markets caused us to close certain stores for up to a week, which negatively impacted our financial results.

The $12.2 million (63%) decrease in income from continuing operations was a result of a decline in both new and used vehicle gross profit, which decreased $14.0 million (22.0%) and $7.0 million (24%), respectively, primarily as a result of lower unit sales volumes. The decrease in new and used vehicle gross profit had a de-leveraging impact on our selling, general and administrative expense (“SG&A”) as a percentage of gross profit, which increased 500 basis points to 81.8%. In addition, our non-floor plan interest expense increased $1.8 million (20%) as a result of mortgage borrowings associated with the purchase of $207.9 million of previously leased real estate in the second quarter of 2008. These decreases in income from continuing operations were partially offset by (i) a $1.0 million (1%) increase in parts and service gross profit and (ii) a $2.9 million (28%) decrease in floor plan interest expense, primarily due to a lower short-term interest rate environment.

The $249.3 million (17%) decrease in total revenue was primarily a result of a $156.2 million (18%) decrease in new vehicle revenue, a $92.9 million (25%) decrease in used vehicle revenue. The decrease in new vehicle revenue includes a $184.5 million (22%) decrease in same store light vehicle revenue, a $7.7 million (13%) decrease in heavy truck revenue, partially offset by $36.0 million derived from dealership acquisitions. The decrease in used vehicle revenue includes a $73.4 million (26%) decrease in same store retail revenue and $32.4 million (35%) decrease in same store wholesale revenue, partially offset by a $12.9 million increase in used vehicle revenue derived from dealership acquisitions.

The $27.5 million (12%) decrease in total gross profit was primarily a result of a $14.0 million (22%) decrease in new vehicle gross profit, a $7.5 million (18%) decrease in F&I gross profit and a $7.0 million (24%) decrease in used vehicle gross profit. Our total gross profit margin increased 80 basis points to 16.2%, principally as a result of a mix shift to our higher margin parts and service and F&I businesses. Our total light vehicle gross profit margin decreased 90 basis points to 16.6%.

Despite the challenging retail and economic environment, we believe that opportunities exist in the marketplace to improve profitability, including (i) focusing on our higher margin parts and service and finance and insurance businesses, (ii) managing inventory to meet customer demands, (iii) executing on cost reduction initiatives and (iv) improving customer service at our dealerships.

We expect the remainder of 2008 and 2009 to continue to be a very challenging retail environment, which will continue to negatively impact new and used vehicle sales. However, we expect the luxury and mid-line import brands, which comprise approximately 80% of our unit volumes, will continue to increase market share. We could experience lower net income in 2009 as compared to 2008, if any one of or a combination of the following items materially change (i) the new vehicle seasonally adjusted annual rate of unit sales (“SAAR”), which has been above 16.0 million since 1999 and was 14.1 million for the first nine months of 2008, continues to decrease, (ii) retail margins continue to decrease, (iii) consumer financing becomes more difficult to arrange, (iv) interest rates increase or (v) we are unable to achieve the expected savings from our restructuring plan.

New Vehicle

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions, except for per vehicle data)
Revenue:
New retail revenue—same store(1)
Luxury	$233.7	$282.8	$(49.1)	(17)%
Mid-line import	305.8	382.9	(77.1)	(20)%
Mid-line domestic	94.9	148.7	(53.8)	(36)%
Value	4.9	9.4	(4.5)	(48)%

Total light vehicle revenue—same store(1)	639.3	823.8	(184.5)	(22)%
Heavy trucks	51.2	58.9	(7.7)	(13)%

Total new revenue—same store(1)	690.5	882.7	(192.2)	(22)%
New retail revenue—acquisitions	36.0	—

New vehicle revenue, as reported	$726.5	$882.7	$(156.2)	(18)%

New revenue per vehicle sold—same store(1)	$31,078	$30,557	$521	2%

New revenue per vehicle sold —actual	$30,958	$30,557	$401	1%

New revenue mix—same store(1)
Luxury	34%	32%
Mid-line import	44%	43%
Mid-line domestic	14%	17%
Value	1%	1%
Heavy trucks	7%	7%

Gross Profit:
New gross profit—same store(1)
Luxury	$16.9	$21.9	$(5.0)	(23)%
Mid-line import	21.8	29.0	(7.2)	(25)%
Mid-line domestic	5.5	9.9	(4.4)	(44)%
Value	0.2	0.6	(0.4)	(67)%

Total light vehicle gross profit—same store(1)	44.4	61.4	(17.0)	(28)%
Heavy trucks	2.0	2.2	(0.2)	(9)%

Total new gross profit—same store(1)	46.4	63.6	(17.2)	(27)%
New gross profit—acquisitions	3.2	—

Total new gross profit, as reported	$49.6	$63.6	$(14.0)	(22)%

New gross profit per vehicle sold —same store(1)	$2,088	$2,202	$(114)	(5)%

New gross profit per vehicle sold —actual	$2,114	$2,202	$(88)	(4)%

New retail gross margin—same store(1)	6.7%	7.2%	(0.5)%	(7)%

New retail gross margin—actual	6.8%	7.2%	(0.4)%	(6)%

New gross mix—same store
Luxury	36%	34%
Mid-line import	47%	46%
Mid-line domestic	12%	16%
Value	1%	1%
Heavy trucks	4%	3%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2008	2007
New Retail Units:
New retail units—same store(1)
Luxury	5,053	6,072	(1,019)	(17)%
Mid-line import	12,380	15,259	(2,879)	(19)%
Mid-line domestic	2,838	4,208	(1,370)	(33)%
Value	245	478	(233)	(49)%

Total light vehicle retail units—same store(1)	20,516	26,017	(5,501)	(21)%
Fleet vehicles	904	1,906	(1,002)	(53)%

Total light vehicle units—same store(1)	21,420	27,923	(6,503)	(23)%
Heavy trucks	798	964	(166)	(17)%

Total new vehicle units—same store(1)	22,218	28,887	(6,669)	(23)%
New vehicle units—acquisitions	1,249	—

New vehicle units—actual	23,467	28,887	(5,420)	(19)%

Total light vehicle units—same store(1)	21,420	27,923	(6,503)	(23)%
Total light vehicle units—acquisitions	1,249	—

Total light vehicle units	22,669	27,923	(5,254)	(19)%

New vehicle units mix—same store(1)
Luxury	23%	21%
Mid-line import	55%	52%
Mid-line domestic	13%	15%
Value	1%	2%
Heavy trucks	4%	3%
Fleet vehicles	4%	7%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $156.2 million (18%) decrease in new vehicle revenue was primarily a result of a $184.5 million (22%) decrease in same store light vehicle revenue due to a 21% decrease in same store light vehicle retail unit sales and a 53% decrease in same store fleet unit sales. These decreases were partially offset by $36.0 million of revenue derived from acquisitions. The decreases in new vehicle revenue was driven by declining consumer confidence, rising gas prices, an overall weak economic environment, tighter lending standards and a mix shift toward more fuel efficient, lower priced vehicles and away from the higher priced trucks and SUVs. The new vehicle business continued to be under pressure during the quarter as the third quarter of 2008 new vehicle SAAR reached its lowest level since the first quarter of 1993, decreasing 19% to 12.9 million from 16.0 million during the third quarter of 2007. Unit volumes declined in each brand segment including a 33% decrease in same store light vehicle retail unit sales from our mid-line domestic brands, a 19% decrease from our mid-line import brands and a 17% decrease from our luxury brands. However, we continue to benefit from our brand mix as mid-line domestic brands continue to lose market share to the luxury and mid-line import brands. We believe that it has been difficult for manufacturers to adapt in the short term to the sharp increase in consumer demand for smaller and more fuel efficient vehicles and away from trucks and SUVs. As a result, it has been challenging for us to adjust our inventories to consumer demand.

The $14.0 million (22%) decrease in new vehicle gross profit was due to a $17.0 million (28%) decrease in same store light vehicle gross profit, resulting from a 21% decrease in same store light vehicle retail unit sales and a 50 basis point decrease in same store gross margin. These decreases were partially offset by $3.2 million of gross profit derived from acquisitions. The unit sales and margin decreases reflect a competitive marketplace with less business available due to the overall weak economic environment and tighter lending standards. In addition, our mid-line domestic and mid-line import dealerships continued to experience a mix shift away from high margin truck and SUVs towards smaller, more fuel efficient, lower gross margin cars. In addition, our luxury dealerships continued to experience a mix shift away from higher priced luxury models towards lower margin entry level products. Both of these factors contributed to a 5% decline in same store gross profit per vehicle sold.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions, except for per vehicle data)
Revenue:
Used retail revenues—same store(1)
Light vehicle	$203.4	$274.3	$(70.9)	(26)%
Heavy trucks	1.2	3.7	(2.5)	(68)%

Total used retail revenues—same store(1)	204.6	278.0	(73.4)	(26)%
Used retail revenues—acquisitions	8.9	—

Total used retail revenues	213.5	278.0	(64.5)	(23)%

Used wholesale revenues—same store(1)	60.4	92.8	(32.4)	(35)%
Used wholesale revenues—acquisitions	4.0	—

Total used wholesale revenues	64.4	92.8	(28.4)	(31)%

Used vehicle revenue, as reported	$277.9	$370.8	$(92.9)	(25)%

Gross profit:
Used retail gross profit—same store(1)
Light vehicle	$22.9	$30.7	$(7.8)	(25)%
Heavy trucks	0.1	(0.2)	0.3	150%

Total used retail gross profit—same store(1)	$23.0	30.5	(7.5)	(25)%
Used retail gross profit—acquisitions	0.8	—

Total used retail gross profit	$23.8	30.5	(6.7)	(22)%

Used wholesale gross profit—same store(1)	(1.5)	(1.3)	(0.2)	(15)%
Used wholesale gross profit—acquisitions	(0.1)	—

Total used wholesale gross profit	(1.6)	(1.3)	(0.3)	(23)%

Used vehicle gross profit, as reported	$22.2	$29.2	$(7.0)	(24)%

Used retail units—same store(1)
Light vehicle	11,707	15,018	(3,311)	(22)%
Heavy trucks	29	89	(60)	(67)%

Total used retail units—same store(1)	11,736	15,107	(3,371)	(22)%

Used retail units—acquisitions	460	—

Used retail units—actual	12,196	15,107	(2,911)	(19)%

Used revenue PVR—same store(1)	$17,434	$18,402	$(968)	(5)%

Used revenue PVR—actual	$17,506	$18,402	$(896)	(5)%

Used gross profit PVR—same store(1)	$1,960	$2,019	$(59)	(3)%

Used gross profit PVR—actual	$1,951	$2,019	$(68)	(3)%

Used retail gross margin—same store(1)	11.2%	11.0%	0.2%	2%

Used retail gross margin—actual	11.1%	11.0%	0.1%	1%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $92.9 million (25%) decrease in used vehicle revenue includes a $73.4 million (26%) decrease in same store retail revenue and a $32.4 million (35%) decrease in same store wholesale revenue, partially offset by $12.9 million derived from dealership acquisitions. The $7.0 million (24%) decrease in used vehicle gross profit was primarily a result of a $7.5 million (25%) decrease in same store retail gross profit. The decrease in used vehicle retail revenue and gross profit reflect (i) a weak retail environment, (ii) a tighter lending environment, (iii) lower sales to sub-prime customers and (iv) a sharp increase in consumer demand for smaller and more fuel efficient vehicles and away from trucks and SUVs. The rapid decline in consumer demand for trucks and SUVs has caused us to retail more of these vehicles that otherwise would have been wholesaled because of weak demand for these vehicles at auction. The decrease in used vehicle wholesale revenue was a result of lower new retail and used retail unit sales, which provided fewer vehicles from trade-ins to sell at auction.

We have experienced reduced used vehicle sales to sub-prime customers as sales to sub-prime customers reached their peak in the first quarter of 2007, prior to the weakening of the economy and tighter lending practices, both of which began in the second half of 2007. We are closely managing our sub-prime business and continue to believe there is opportunity to improve our used vehicle sales by offering appropriately priced used vehicle inventory; however, we expect our sub-prime gross margins to decrease from their 2007 levels as a result of financing providers lowering their advance ratios.

We continue to focus on inventory management, including aligning our inventory to meet consumer demands and decreasing our inventory in response to the slower retail environment. Although our same store wholesale losses were $1.5 million, we decreased our used vehicle inventory by 16% in 2008, in addition to a 13% reduction during 2007. As a result, we believe our used vehicle inventory is now better aligned with consumer demand. We expect that this improvement in our used vehicle inventory will help mitigate the impact of the challenging economic environment on our used vehicle performance. In addition, we continue to focus on the growth of all used vehicle product offerings, including factory certified, traditional and low value trade-ins.

Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions)
Revenue:
Light vehicle—same store(1)	$157.9	$158.7	$(0.8)	(1)%
Heavy trucks	16.4	16.0	0.4	3%

Total revenue—same store(1)	174.3	174.7	(0.4)	—%

Revenues—acquisitions	7.7	—

Parts and service revenue, as reported	$182.0	$174.7	$7.3	4%

Gross profit:
Light vehicle—same store(1)	$83.2	$86.2	$(3.0)	(3)%
Heavy trucks	5.2	5.1	0.1	2%

Total gross profit—same store(1)	88.4	91.3	(2.9)	(3)%

Gross profit—acquisitions	3.9	—

Parts and service gross profit, as reported	$92.3	$91.3	$1.0	1%

Parts and service gross margin—same store(1)	50.7%	52.3%	(1.6)%	(3)%

Parts and service gross margin—actual	50.7%	52.3%	(1.6)%	(3)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $7.3 million (4%) increase in parts and service revenues and $1.0 million (1%) increase in parts and service gross profit was primarily due to revenue and gross profit derived from dealership acquisitions as same store revenue decreased by $0.4 million and same store gross profit decreased by $2.9 million (3%) during the third quarter of 2008, as compared to the third quarter 2007. Same store customer pay parts and service revenue and gross profit decreased $2.0 million (2%) and $1.5 million (3%), respectively. Same store revenue and gross profit from our wholesale parts business increased $1.4 million (4%) and $0.2 million (3%), respectively. We continue to experience decreases in our warranty business as same store warranty revenue decreased $0.2 million (1%) as a result of improvements in the quality of vehicles produced in recent years.

Despite the challenging retail and overall economic environment, our parts and service business has remained relatively stable. We believe that in difficult economic times consumers may delay new vehicle purchases, but will continue to require maintenance and repair work. We have focused on growing our customer pay business, and expect our parts and service sales to grow as we (i) continue to invest in additional service capacity, (ii) upgrade equipment, (iii) improve customer retention and customer satisfaction and (iv) capitalize on our regional training programs. In addition, we expect to recognize improved parts and service gross profit in the future from heavy trucks as a result of the addition of service capacity at our heavy truck service center, and as the customers who purchased vehicles prior to the emission law changes in January 2007, which accelerated demand for 2006 model year heavy trucks into 2006 and the first half of 2007, begin to bring their vehicles in for maintenance and repairs.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2008	2007
	(In millions, except for per vehicle data)
Finance and insurance, net—same store(1)
Light vehicle	$33.0	$41.4	$(8.4)	(20)%
Heavy trucks	0.1	0.3	(0.2)	(67)%

Finance and insurance, net—same store(1)	33.1	41.7	(8.6)	(21)%

Finance and insurance, net—acquisitions	1.1	—

Finance and insurance, net as reported	$34.2	$41.7	$(7.5)	(18)%

F&I per vehicle sold—same store(1)	$975	$948	$27	3%

F&I per vehicle sold—actual	$959	$948	$11	1%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I decreased $7.5 million (18%) during the third quarter of 2008 as compared to the third quarter of 2007, as a result of a $8.6 million (21%) decrease in same store F&I, partially offset by $1.1 million derived from dealership acquisitions. The decrease in same store F&I was a result of a 23% decrease in same store unit sales, partially offset by a 3% increase in same store F&I per vehicle sold. The increase in F&I per vehicle sold was attributable to (i) increased customer acceptance rates on sales of our aftermarket products and services, (ii) lengthening in finance contract terms, (iii) improved F&I performance of the bottom third of our stores and (iv) mix shift away from sub-prime customers, as these deals typically generate less finance and insurance revenue. These increases were partially offset by lower financing commissions due to tighter lending standards. Overall, our F&I performance is dependent on unit sales and F&I per vehicle sold. We believe opportunities exist to increase F&I per vehicle sold, as compared to the prior period through (a) the improvement of our F&I results at our lower-performing stores, (b) the continued refinement and enhancement in the menu of products we offer our customers and (c) a continued mix shift away from sub-prime customers.

Selling, General and Administrative—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2008	% of Gross Profit	2007	% of Gross Profit
	(Dollars in millions)
Personnel costs	$72.1	38.1%	$77.4	34.3%	$(5.3)	3.8%
Sales compensation	19.8	10.5%	24.7	10.9%	(4.9)	(0.4)%
Share-based compensation	(0.4)	(0.2)%	1.2	0.5%	(1.6)	(0.7)%
Outside services	15.1	8.0%	16.7	7.4%	(1.6)	0.6%
Advertising	11.6	6.1%	13.2	5.8%	(1.6)	0.3%
Rent	11.0	5.8%	14.3	6.3%	(3.3)	(0.5)%
Utilities	4.9	2.6%	4.8	2.1%	0.1	0.5%
Insurance	3.8	2.0%	4.5	2.0%	(0.7)	—%
Other	17.5	9.1%	16.7	7.5%	0.8	1.6%

Selling, general and administrative—same store (1)	$155.4	82.0%	$173.5	76.8%	$(18.1)	5.2%
Acquisitions	6.8		—

Selling, general and administrative—actual	$162.2	81.8%	$173.5	76.8%

Gross Profit—same store	$189.4		$225.8
Gross Profit—actual	$198.3		$225.8

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 82.0% for the third quarter of 2008, as compared to 76.8% for the third quarter of 2007. The 520 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes, including a 380 basis point increase in personnel costs and a 60 basis point increase in outside services due primarily to Arkona dealer management system installation costs, as well as increased professional fees and increased training costs. These items were partially offset by (i) a 70 basis point decrease in share-based compensation expense as a result of an increase in our forfeiture estimates and reductions in performance estimates of employee equity awards and (ii) a $3.3 million decrease in rent expense primarily due to the purchase in the second quarter of 2008 of $207.9 million of real estate previously leased.

During the third quarter of 2008, we initiated a phased restructuring plan, which includes the relocation of our corporate offices and the reorganization of our retail network. We have moved our corporate headquarters to Duluth, Georgia and we expect to close our corporate offices in New York, New York, and Stamford, Connecticut, by March 2009. We expect that this relocation will deliver pre-tax cost savings of approximately $4.5 million resulting principally from staffing reductions and lower rent expense. Our retail network reorganization will reduce our operating structure to two regions, from our current structure of four regions and two stand-alone platforms. We expect that this restructuring plan will reduce the annual pre-tax operating expenses of our regions, consisting of personnel and rent expense, by approximately $8.0 million annually. Finally, we are expanding our store-level productivity initiatives, focusing on personnel and advertising expenses, improved inventory management, and selected technology investments to enhance our efficiency. Taken together, these restructuring and store-level programs are designed to deliver annualized savings of $25.0 million by the second half of 2009.

During the third quarter we incurred pre-tax costs of $1.5 million associated with our restructuring plans. In addition, we expect to incur approximately $7.0 million of pre-tax costs to complete our restructuring.

SG&A expense as a percentage of gross profit is heavily dependent on our unit sales and, therefore, we do not believe we will achieve our 2007 level of SG&A expense as a percentage of gross profit in 2008 in what we expect will continue to be a challenging retail environment.

Other Operating Expense (Income)—

Other operating expense (income) includes amounts that were previously classified as Other Non-Operating Income (Expense) and Selling, General and Administrative on our Condensed Consolidated Statements of Income for the three months ended September 30, 2007. The amounts include gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items.

Depreciation and Amortization—

The $1.2 million (23%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2008 and 2007, including the purchase of $207.9 million of previously leased property in the second quarter of 2008.

Other Income (Expense)—

The $2.9 million (28%) decrease in floor plan interest expense was attributable to a lower short-term rate environment and a lower average balance of new vehicle inventory.

The $1.8 million (20%) increase in other interest expense was primarily attributable to interest expense on $151.1 million of mortgage borrowings in the second quarter of 2008 in connection with the purchase of previously leased real estate.

During the three months ended September 30, 2008, we recognized a $1.7 million loss on the extinguishment of long-term debt as a result of our decision to terminate our credit facility with JPMorgan in September 2008. The $1.7 million represents the unamortized debt issuance costs associated with our credit facility with JPMorgan.

Interest Income

The $0.8 million (89%) decrease in interest income is primarily a result of a lower average cash balance and lower interest rates during the third quarter of 2008 as compared to the third quarter of 2007.

Income Tax Expense—

The $6.8 million (72%) decrease in income tax expense was a result of (i) a $19.0 million (66%) decrease in our income before income taxes and (ii) a 600 basis point decrease in our effective tax rate from 32.8 % for the 2007 period to 26.8% for the 2008 period. The 600 basis point decrease is as a result of the reversal of deferred tax valuation allowances due to our decision to reorganize our legal entity structure. We anticipate that our effective tax rate will be between 36% and 38% in 2008 and between 38% and 39% in 2009.

Discontinued Operations—

During the third quarter of 2008, we sold one franchise (one dealership location) that had been classified as discontinued operations. The $1.1 million, net of tax, net loss from discontinued operations for the third quarter of 2008 is a result of (i) $1.0 million, net of tax, of net operating losses of sold franchises, including rent expense of idle facilities and legal expenses of franchises sold prior September 30, 2008, and (ii) a $0.1 million, net of tax, loss on the sale of one franchise (one dealership location).

The $0.3 million, net of tax, of net losses from discontinued operations during the third quarter of 2007, includes $0.3 million, net of tax, of net operating losses of sold franchises, including rent expense of idle facilities and miscellaneous legal expenses of sold franchises.

We continuously evaluate the financial and operating results of our dealerships, specifically the 10% contributing the least amount of operating income, and we will look to divest of dealerships that do not meet our expectations.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008, Compared to the Nine Months Ended September 30, 2007

	For the Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$2,248.3	$2,578.2	$(329.9)	(13)%
Used vehicle	916.6	1,130.7	(214.1)	(19)%
Parts and service	548.1	521.0	27.1	5%
Finance and insurance, net	111.7	122.8	(11.1)	(9)%

Total revenues	3,824.7	4,352.7	(528.0)	(12)%
GROSS PROFIT:
New vehicle	150.4	184.1	(33.7)	(18)%
Used vehicle	77.2	98.8	(21.6)	(22)%
Parts and service	279.6	270.7	8.9	3%
Finance and insurance, net	111.7	122.8	(11.1)	(9)%

Total gross profit	618.9	676.4	(57.5)	(9)%

OPERATING EXPENSES:
Selling, general and administrative	498.5	515.2	(16.7)	(3)%
Depreciation and amortization	17.7	15.9	1.8	11%
Other operating expense (income), net	1.6	2.2	(0.6)	(27)%

Income from operations	101.1	143.1	(42.0)	(29)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(24.6)	(32.5)	(7.9)	(24)%
Other interest expense	(29.4)	(30.1)	(0.7)	(2)%
Interest income	1.4	3.9	(2.5)	(64)%
Loss on extinguishment of long-term debt	(1.7)	(18.5)	(16.8)	(91)%

Total other expense, net	(54.3)	(77.2)	(22.9)	(30)%

Income before income taxes	46.8	65.9	(19.1)	(29)%
INCOME TAX EXPENSE	16.9	23.2	(6.3)	(27)%

INCOME FROM CONTINUING OPERATIONS	29.9	42.7	(12.8)	(30)%
DISCONTINUED OPERATIONS, net of tax	(2.5)	(2.7)	(0.2)	(7)%

NET INCOME	$27.4	$40.0	$(12.6)	(32)%

Income from continuing operations per common share—Diluted	$0.93	$1.27	$(0.34)	(32)%

Net income per common share—Diluted	$0.85	$1.19	$(0.34)	(29)%

	For the Nine Months Ended September 30,
	2008	2007
REVENUE MIX PERCENTAGES:
New light vehicles	55.2%	55.2%
New heavy trucks	3.5%	4.0%
Used	18.7%	19.9%
Wholesale	5.4%	6.1%
Parts and service	14.3%	12.0%
Finance and insurance, net	2.9%	2.8%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	23.4%	26.0%
New heavy trucks	0.9%	1.2%
Used retail	12.9%	14.7%
Used wholesale	(0.4)%	(0.1)%
Parts and service	45.2%	40.0%
Finance and insurance, net	18.0%	18.2%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	80.5%	76.2

Net income decreased $12.6 million (32%) during the first nine months of 2008 primarily as a result of a $12.8 million (30%) decrease in income from continuing operations. Income from continuing operations during the first nine months of 2008 and 2007 includes net of tax “non-core items” of $2.4 million and $14.2 million, respectively, as detailed in the table below.

	For the Nine Months Ended September 30,
	2008	2007
	(In millions, except per share data)
NON–CORE ITEMS
Reversal of deferred tax valuation allowances	$(1.1)	$—
Executive separation benefits expense, net of tax	1.0	1.9
Restructuring costs, net of tax	1.0	—
Loss on extinguishment of long-term debt, net of tax	1.0	11.6
Dealer management system implementation costs, net of tax	0.5	—
Secondary offering expenses*	—	0.3
Legal settlements expense, net of tax	—	0.4

Total non-core items	$2.4	$14.2

*	Secondary offering expenses are not deductible for tax purposes; therefore, no tax benefit has been reflected.

The $12.8 million (30%) decrease in income from continuing operations was a result of a decline in both new and used vehicle gross profit, which decreased $33.7 million (18%) and $21.6 million (22%), respectively, as well as an $11.1 million (9%) decrease in F&I gross profit. These decreases were due to lower unit sales and lower gross margins. The decrease in gross profit had a de-leveraging impact on our selling, general and administrative expense (“SG&A”) as a percentage of gross profit, which increased 430 basis points to 80.5%. The decreases in new and used vehicle gross profit, F&I gross profit and expense de-leveraging were partially offset by (i) the $11.8 million, net of tax, impact of non-core items, as described in the table above, (ii) an $8.9 million (3%) increase in parts and service gross profit and (iii) a $7.9 million (24%) decrease in floor plan interest expense, due to a lower short-term interest rate environment and lower average new vehicle inventory balance.

The $528.0 million (12%) decrease in total revenue was primarily a result of a $329.9 million (13%) decrease in new vehicle revenue, a $214.1 million (19%) decrease in used vehicle revenue, partially offset by a $27.1 million (5%) increase in parts and service revenue. The decrease in new vehicle revenue includes a $413.5 million (17%) decrease in same store light vehicle revenue, a $39.2 million (22%) decrease in heavy truck revenue, partially offset by $122.8 million of new vehicle revenue derived from dealership acquisitions. The decrease in used vehicle revenue includes a $184.9 million (21%) decrease in same store retail revenue and $71.0 million (27%) decrease in same store wholesale revenue, partially offset by a $41.8 million of used vehicle revenue derived from dealership acquisitions.

The $57.5 million (9%) decrease in total gross profit was primarily a result of a $33.7 million (18%) decrease in new vehicle gross profit and a $21.6 million (22%) decrease in used vehicle gross profit, partially offset by an $8.9 million (3%) increase in parts and service gross profit. Our total gross profit margin increased 70 basis points to 16.2%, principally as a result of a mix shift toward our higher margin parts and service and F&I businesses. Our total light vehicle gross profit margin increased 60 basis points to 16.5%.

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions, except for per vehicle data)
Revenue:
New revenue—same store(1)
Luxury	$704.9	$839.3	$(134.4)	(16)%
Mid-line import	957.4	1,100.8	(143.4)	(13)%
Mid-line domestic	310.7	435.3	(124.6)	(29)%
Value	17.1	28.2	(11.1)	(39)%

Total light vehicle revenue—same store (1)	1,990.1	2,403.6	(413.5)	(17)%
Heavy trucks	135.4	174.6	(39.2)	(22)%

Total new revenue—same store(1)	2,125.5	2,578.2	(452.7)	(18)%
New revenue—acquisitions	122.8	—

New vehicle revenue, as reported	$2,248.3	$2,578.2	$(329.9)	(13)%

New revenue per vehicle sold—same store(1)	$30,578	$30,631	$(53)	—%

New revenue per vehicle sold actual	$30,543	$30,631	$(88)	—%

New revenue mix—(same store)
Luxury	33%	33%
Mid-line import	45%	42%
Mid-line domestic	15%	17%
Value	1%	1%
Heavy trucks	6%	7%

Gross Profit:
New retail gross profit—same store(1)
Luxury	$51.2	$66.1	$(14.9)	(23)%
Mid-line import	63.1	79.2	(16.1)	(20)%
Mid-line domestic	19.6	29.1	(9.5)	(33)%
Value	0.9	1.7	(0.8)	(47)%

Total light vehicle gross profit—same store(1)	134.8	176.1	(41.3)	(23)%
Heavy trucks	5.7	8.0	(2.3)	(29)%

Total new gross profit—same store(1)	140.5	184.1	(43.6)	(24)%
New gross profit—acquisitions	9.9	—

New vehicle gross profit, as reported	$150.4	$184.1	$(33.7)	(18)%

New gross profit per vehicle sold—same store(1)	$2,021	$2,187	$(166)	(8)%

New gross profit per vehicle sold—actual	$2,043	$2,187	$(144)	(7)%

New gross margin—same store(1)	6.6%	7.1%	(0.5)%	(7)%

New gross margin—actual	6.7%	7.1%	(0.4)%	(6)%

New gross profit mix—same store(1)
Luxury	36%	36%
Mid-line import	45%	43%
Mid-line domestic	14%	16%
Value	1%	1%
Heavy trucks	4%	4%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2008	2007
New Vehicle Units:
New vehicle units —same store(1)
Luxury	15,046	17,677	(2,631)	(15)%
Mid-line import	38,824	43,376	(4,552)	(10)%
Mid-line domestic	9,261	12,412	(3,151)	(25)%
Value	862	1,430	(568)	(40)%

Total light vehicle retail units—same store(1)	63,993	74,895	(10,902)	(15)%
Fleet vehicles	3,414	6,318	(2,904)	(46)%

Total light vehicle units—same store(1)	67,407	81,213	(13,806)	(17)%
Heavy trucks	2,103	2,956	(853)	(29)%

Total new vehicle units—same store(1)	69,510	84,169	(14,659)	(17)%
New vehicle units—acquisitions	4,102	—

New vehicle units—actual	73,612	84,169	(10,557)	(13)%

Total light vehicle units—same store (1)	67,407	81,213	(13,806)	(17)%
Total light vehicle units—acquisitions	4,102	—

Total light vehicle units	71,509	81,213	(9,704)	(12)%

New vehicle units mix—same store(1)
Luxury	22%	21%
Mid-line import	56%	50%
Mid-line domestic	13%	15%
Value	1%	2%
Heavy trucks	3%	4%
Fleet vehicles	5%	8%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $329.9 million (13%) decrease in new vehicle revenue was primarily a result of a $413.5 million (17%) decrease in same store light vehicle revenue due to a 15% decrease in same store light vehicle retail unit sales and a 46% decrease in same store fleet unit sales. The new vehicle business has been under pressure during the first nine months of 2008 as a result of declining consumer confidence, tightening lending standards, rising gas prices and an overall weak economic environment. The SAAR of new vehicle unit sales was down 13% to 14.1 million during the first nine months of 2008 as compared to 16.2 million during the first nine months of 2007. Unit volumes declined in each brand segment including a 25% decrease in same store light vehicle retail unit sales from our mid-line domestic brands, a 15% decrease from our luxury brands and a 10% decrease from our mid-line import brands. In addition, we continued to experience a mix shift away from high margin truck and SUVs towards smaller, more fuel efficient and lower gross margin cars, particularly at our mid-line domestic dealership. Our luxury dealerships continued to experience a mix shift away from higher priced luxury models towards lower margin entry level products.

Our heavy trucks business’ comparative results continue to be challenging due to changes in emission laws in January 2007, which accelerated demand for 2006 model year heavy trucks into 2006 and the first half of 2007. Heavy truck revenue decreased $39.2 million (22%) primarily as a result of a 29% decrease in unit sales.

The $33.7 million (18%) decrease in new vehicle gross profit was due to a $41.3 million (23%) decrease in same store light vehicle gross profit as a result of a 15% decrease in same store light vehicle retail unit sales and a 50 basis point decrease in same store retail gross margin. Heavy truck gross profit decreased $2.3 million (29%) as a result of a 29% decrease in heavy truck unit sales. The unit sales and margin decreases reflect a competitive marketplace with less business available due to the overall weak economic environment. The decreases discussed above were partially offset by $9.9 million of gross profit derived from dealership acquisitions.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions, except for per vehicle data)
Revenue:
Used retail revenues—same store(1)
Light vehicle	$674.4	$850.7	$(176.3)	(21)%
Heavy trucks	4.9	13.5	(8.6)	(64)%

Total used retail revenues—same store(1)	679.3	864.2	(184.9)	(21)%
Used retail revenues—acquisitions	29.7	—

Total used retail revenues	709.0	864.2	(155.2)	(18)%

Used wholesale revenues—same store(1)	195.5	266.5	(71.0)	(27)%
Used wholesale revenues—acquisitions	12.1	—

Total used wholesale revenues	207.6	266.5	(58.9)	(22)%

Used vehicle revenue, as reported	$916.6	$1,130.7	$(214.1)	(19)%

Gross profit:
Used retail gross profit—same store(1)
Light vehicle	$76.8	$99.8	$(23.0)	(23)%
Heavy trucks	0.1	—	0.1	100%

Total used retail gross profit—same store(1)	76.9	99.8	$(22.9)	(23)%
Used retail gross profit—acquisitions	3.0	—

Total used retail gross profit	79.9	99.8	(19.9)	(20)%

Used wholesale gross profit—same store(1)	(2.6)	(1.0)	(1.6)	160%
Used wholesale gross profit—acquisitions	(0.1)	—

Total used wholesale gross profit	(2.7)	(1.0)	(1.7)	170%

Used vehicle gross profit, as reported	$77.2	$98.8	$(21.6)	(22)%

Used retail units—same store(1)
Light vehicle	38,122	47,053	(8,931)	(19)%
Heavy trucks	132	370	(238)	(64)%

Total used retail units—same store(1)	38,254	47,423	(9,169)	(19)%

Used retail units—acquisitions	1,558	—

Used retail units—actual	39,812	47,423	(7,611)	(16)%

Used revenue PVR—same store(1)	$17,758	$18,223	$(465)	(3)%

Used revenue PVR—actual	$17,809	$18,223	$(414)	(2)%

Used gross profit PVR—same store(1)	$2,010	$2,104	$(94)	(4)%

Used gross profit PVR—actual	$2,007	$2,104	$(97)	(5)%

Used retail gross margin—same store(1)	11.3%	11.5%	(0.2)%	(2)%

Used retail gross margin—actual	11.3%	11.5%	(0.2)%	(2)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $214.1 million (19%) decrease in used vehicle revenue includes a $184.9 million (21%) decrease in same store retail revenue and a $71.0 million (27%) decrease in same store wholesale revenue, partially offset by $41.8 million derived from dealership acquisitions. The $21.6 million (22%) decrease in used vehicle gross profit was primarily a result of a $22.9 million (23%) decrease in same store retail gross profit. The decrease in used vehicle revenue and gross profit reflect (i) a soft retail environment, (ii) a tighter lending environment, (iii) lower sales to sub-prime customers and (iv) a sharp increase in consumer demand for smaller and more fuel efficient vehicles and away from trucks and SUVs.

Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions)
Revenue:
Light vehicle—same store(1)	$476.9	$473.4	$3.5	1%
Heavy trucks	46.5	47.6	(1.1)	(2)%

Total revenue—same store(1)	523.4	521.0	2.4	—%

Revenues—acquisitions	24.7	—

Parts and service revenue, as reported	$548.1	$521.0	$27.1	5%

Gross profit:
Light vehicle—same store(1)	$252.1	$255.0	$(2.9)	(1)%
Heavy trucks	14.7	15.7	(1.0)	(6)%

Total gross profit—same store(1)	266.8	270.7	(3.9)	(1)%

Gross profit—acquisitions	12.8	—

Parts and service gross profit, as reported	$279.6	$270.7	$8.9	3%

Parts and service gross margin—same store(1)	51.0%	52.0%	(1.0)%	(2)%

Parts and service gross margin—actual	51.0%	52.0%	(1.0)%	(2)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $27.1 million (5%) increase in parts and service revenues and $8.9 million (3%) increase in parts and service gross profit was primarily due to revenue and gross profit derived from dealership acquisitions, which totaled $24.7 million and $12.8 million, respectively. Same store customer pay parts and service revenue and gross profit decreased $1.4 million and $1.1 million (1%), respectively. Same store revenue and gross profit from our wholesale parts business increased $6.7 million (6%) and $1.1 million (5%). We continue to experience decreases in our warranty business as same store warranty revenue and gross profit decreased $4.1 million (4%) and $0.4 million (1%), respectively, as a result of improvements in the quality of vehicles produced in recent years.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2008	2007
	(In millions, except for per vehicle data)
Finance and insurance, net—same store(1)
Light vehicle	$107.7	$122.0	$(14.3)	(12)%
Heavy trucks	0.2	0.8	(0.6)	(75)%

Finance and insurance, net—same store(1)	107.9	122.8	(14.9)	(12)%

Finance and insurance—acquisitions	3.8	—

Finance and insurance, net as reported	$111.7	$122.8	$(11.1)	(9)%

F&I per vehicle sold—same store(1)	$1,001	$933	$68	7%

F&I per vehicle sold—actual	$985	$933	$52	6%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $11.1 million (9%) decrease in F&I includes a $14.9 million (12%) decrease in same store F&I, partially offset by $3.8 million derived from dealership acquisitions. The decrease in same store F&I was a result of an 18% decrease in same store unit sales, partially offset by a 7% increase in same store F&I per vehicle sold. The 7% increase in same store F&I per vehicle sold was attributable to (i) increased customer acceptance rates on sales of our aftermarket products and services, (ii) lengthening in finance contract terms, (iii) improved F&I performance of the bottom third of our stores and (iv) mix shift away from sub-prime customer, as these deals typically generate less finance and insurance revenue. These increases were partially offset by lower financing commissions due to tighter lending standards.

Selling, General and Administrative—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2008	% of Gross Profit	2007	% of Gross Profit
	(Dollars in millions)
Personnel costs	$220.6	37.4%	$235.3	34.8%	$(14.7)	2.6%
Sales compensation	62.1	10.5%	75.6	11.2%	(13.5)	(0.7)%
Share-based compensation	0.3	0.1%	4.6	0.7%	(4.3)	(0.6)%
Outside services	45.5	7.7%	45.5	6.7%	—	1.0%
Advertising	34.7	5.9%	38.2	5.6%	(3.5)	0.3%
Rent	38.7	6.6%	42.0	6.2%	(3.3)	0.4%
Utilities	14.1	2.4%	13.8	2.0%	0.3	0.4%
Insurance	11.4	1.9%	11.1	1.6%	0.3	0.3%
Other	49.3	8.4%	49.1	7.4%	0.2	1.0%

Selling, general and administrative—same store (1)	$476.7	80.9%	$515.2	76.2%	$(38.5)	4.7%
Acquisitions	21.8		—

Selling, general and administrative—actual	$498.5	80.5%	$515.2	76.2%

Gross profit—same store	$589.4		$676.4
Gross profit—actual	$618.9		$676.4

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 80.9% for the first nine months of 2008, as compared to 76.2% for the first nine months of 2007. The 470 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes including (i) a 260 basis point increase in personnel costs, (ii) a 100 basis point increase in outside services due primarily to Arkona dealer management system installation costs, as well as increased professional fees and increased training costs, and (iii) a 30 basis point increase in insurance expense due to primarily to increased property and workers compensation claims, partially offset by (a) a 70 basis point decrease in sales compensation expense due primarily to a mix shift toward finance and insurance compensation and (b) a 60 basis point decrease in share-based compensation expense as a result of an increase in forfeiture estimates and reductions in performance estimates of employee equity awards. In addition, rent expense decreased $3.3 million primarily as a result of the purchase of $207.9 million of previously leased real estate.

Other Operating Expense (Income)—

Other operating expense (income) includes amounts that were previously classified as Other Non-Operating Income (Expense) and Selling, General and Administrative on our Condensed Consolidated Statements of Income for the first nine months of 2007. The amounts include gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items. During the first nine months of 2008 and 2007, we incurred executive separation benefits expense of $1.0 million for our former CFO, and $1.9 million for our former CEO, respectively. In addition, during the nine months ended September 30, 2007, we recognized $0.3 million of costs associated with a secondary offering, for which we received no proceeds.

Depreciation and Amortization—

The $1.8 million (11%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2008 and 2007, including the purchase of $207.9 million of previously leased property in the second quarter of 2008.

Other Income (Expense)—

The $7.9 million (24%) decrease in floor plan interest expense was attributable to a lower short-term rate environment and a lower average balance of new vehicle inventory.

The $0.7 million (2%) decrease in other interest expense was primarily attributable to a lower effective rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed in the first quarter of 2007, and finalized in the second quarter of 2007, partially offset by interest expense on $151.1 million of mortgage borrowings in the second quarter of 2008 in connection with the purchase of previously leased real estate.

During the nine months ended September 30, 2008, we recognized a $1.7 million loss on the extinguishment of long-term debt as a result of our decision to terminate our credit facility with JPMorgan in September 2008. The $1.7 million represents the unamortized debt issuance costs associated with our credit facility with JPMorgan. During the nine months ended September 30, 2007, we recognized an $18.5 million loss on the extinguishment of $250.0 million of our 9% Notes, and $3.0 million of our 8% Notes, in connection with the refinancing of our long-term debt, which was substantially completed in the first quarter of 2007 and finalized in the second quarter of 2007.

Interest Income

The $2.5 million (64%) decrease in interest income is primarily a result of a lower average cash balance and lower interest rates during the first nine months of 2008 as compared to the first nine months of 2007.

Income Tax Expense—

The $6.3 million (27%) decrease in income tax expense was a result of a $19.1 million (29%) decrease in our income before income taxes and a 90 basis point increase in our effective tax rate from 35.2% for the 2007 period as compared to 36.1% for the 2008 period. The 90 basis point increase in the effective tax rate was a result of (i) $0.6 million related to tax credits recognized for employing individuals in the Katrina affected areas during the 2007 period and (ii) a 20 basis point reduction in our effective tax rate in the 2007 period, principally as a result of a reorganization of our legal entities in Texas, partially offset by (i) $1.1 million and $0.6 million related to the reversal of deferred tax asset valuation allowances in the 2008 and 2007 periods, respectively.

Discontinued Operations—

During the first nine months of 2008, we sold six franchises (five dealership locations), five of which were classified as discontinued operations. The $2.5 million, net of tax, net loss from discontinued operations for the first nine months of 2008, is a result of (i) $2.2 million, net of tax, of net operating losses from sold franchises, including rent expense of idle facilities and miscellaneous legal expenses of franchises sold prior 2008 and (ii) a $0.3 million, net of tax, net loss on the sale of five franchises (four dealership locations).

During the first nine months of 2007, we sold two franchises (two dealership locations) that had been classified as discontinued operations. The $2.7 million, net of tax, net loss from discontinued operations for the first nine months of 2007, is a result of (i) $1.5 million, net of tax, of operating losses of sold franchises, including rent expense of idle facilities and miscellaneous legal expenses of sold franchises and (ii) $1.2 million, net of tax, net loss on the sale of two franchises (two dealership locations).

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of September 30, 2008, the funds that will be generated through future operations, and the funds available for borrowings under our Revolving Credit Facility (as defined below), floor plan facilities, mortgage financing and proceeds from sale-leaseback transactions will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, acquisitions, capital expenditures and any seasonal operating requirements in 2008 and for at least the next twelve months.

As of September 30, 2008, we had cash and cash equivalents of approximately $21.4 million and working capital of $204.1 million. We had $121.3 million available for borrowings under our Revolving Credit Facility (as defined below) for working capital, general corporate purposes and acquisitions. In addition, in October 2008, we secured a $75.0 million used vehicle borrowing facility with JPMorgan for the purchase of used light vehicles and a $5.0 million used vehicle borrowing facility for the purchase of used heavy truck vehicles. We have also identified several opportunities to improve our working capital, including (i) increasing our floor plan notes payable related to used vehicles, loaner vehicles and new vehicles obtained from third-party dealerships, (ii) continuing to lower our inventory balances and (ii) improving our collection of contracts-in-transit and accounts receivable.

Revolving Credit Facility

In September 2008, we entered into a revolving credit facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “Revolving Credit Facility”). The Revolving Credit Facility, together with certain floor plan inventory financing agreements entered into (or amended) in September 2008 (collectively, the “New Floor Plan Facilities”), replaced our $550.0 million syndicated credit facility with JPMorgan (the “Terminated Credit Facility”).

The Revolving Credit Facility matures on August 15, 2012. Under the Revolving Credit Facility, subject to a usual and customary borrowing base, we may (i) borrow up to $200.0 million, which amount may be expanded up to $250.0 million in total credit availability upon satisfaction of certain conditions; (ii) borrow up to $25.0 million from Bank of America from a swing line of credit; and (iii) request Bank of America to issue letters of credit on our behalf. The amount available for borrowing under the Revolving Credit Facility will be reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit and swing line loans issued by Bank of America. The proceeds of the Revolving Credit Facility may be used for working capital, general corporate purposes and to make acquisitions permitted under the terms of the Revolving Credit Facility.

Any loan (including any swing line loans) under the Revolving Credit Facility will bear interest at (i) a specified percentage above the London Interbank Offered Rate (“LIBOR”) according to a performance-based pricing grid ranging from 2.25% above LIBOR to 3.25% above LIBOR; or at our option (ii) the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus 0.50%, plus a rate ranging from 0.50% to 1.00% determined in accordance with the performance-based pricing grid.

Under the terms of the Revolving Credit Facility, we agreed not to pledge any assets to a third party, subject to certain exceptions (such as the security interest in new vehicle inventory financed using floor plan arrangements). In addition, the Revolving Credit Facility contains certain negative covenants, including covenants which could prohibit or restrict the payment of dividends, equity and debt repurchases, capital expenditures and material dispositions of assets, as well as other customary covenants and default provisions. We are also subject to the following financial covenants under the terms of the Revolving Credit Facility: (i) our Consolidated Current Ratio as of the end of any fiscal quarter must not be less than 1.20 to 1; (ii) our Fixed Charge Coverage Ratio for any period of four fiscal quarters must not be less than 1.20 to 1; (iii) our Consolidated Total Leverage Ratio must not at any time be more than 5.00 to 1; and (iv) our Consolidated Total Senior Leverage Ratio must not at any time be more than 3.00 to 1.

The Revolving Credit Facility contains events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Bank of America, as the administrative agent, may (i) require us to immediately repay all outstanding amounts under the Revolving Credit Facility; (ii) declare the commitment of each lender to make loans and any obligation of the Bank of America to extend letters of credit terminated; (iii) require us to cash collateralize any letter of credit obligations; and (iv) exercise on behalf of itself and the other lenders all rights and remedies available to it and the other lenders under the credit agreement and each of the other loan documents.

Under the terms of collateral documents entered into with the lenders under the Revolving Credit Facility, the lenders have a security interest in all our personal property other than fixtures and certain other excluded property. Our subsidiaries also guarantee our obligations under the Revolving Credit Facility.

Floor Plan Facilities

In September 2008, we terminated our agreement with DaimlerChrysler Financial Services Americas LLC (“DCFSA”) and repaid all floor plan notes payable of our Chrysler dealerships with proceeds from borrowings from our Revolving Credit Facility.

In October 2008, we secured a $29.0 million new vehicle floor plan facility with Bank of America for the financing of new vehicle inventory at our Chrysler dealerships. In addition, we repaid the floor plan notes payable at our Land Rover and Jaguar dealerships with the proceeds from borrowings from our new vehicle floor plan facility with JPMorgan.

Including the changes in our floor plan facilities in October 2008, our inventory purchases are now financed by the following floor plan providers:

•	American Honda Finance – Honda and Acura new vehicle inventory;

•	Bank of America – Chrysler, Dodge and Jeep new vehicle inventory;

•	BMW Financial Services – BMW and Mini new vehicle inventory;

•	Comerica Bank – Hino, Isuzu Truck and Peterbilt new heavy truck inventory;

•	Navistar Financial – International Truck, IC Bus, Workhorse and UD new heavy truck inventory;

•	DCFS USA LLC – Mercedes-Benz and smart new vehicle inventory;

•	Ford Motor Credit Corporation – Ford, Lincoln, Mercury, Volvo and Mazda, new vehicle inventory;

•	General Motors Acceptance Corporation – Chevrolet, Pontiac, Buick, GMC and Cadillac new vehicle inventory;

•	JPMorgan – Hyundai, Kia, Audi, Porsche, Volkswagen, Land Rover and Jaguar new vehicle inventory ;

•	Nissan Motor Acceptance Corporation – Nissan and Infiniti new vehicle inventory;

•	Toyota Financial Services –Toyota new vehicle inventory purchased from Gulf States Toyota and Lexus new vehicle inventory; and

•	World Omni Financial – Toyota new vehicle inventory purchased from Southeast Toyota.

Borrowings on all our floor plan financing facilities mentioned above accrue interest at rates ranging from 1.00% to 2.75% above the London Interbank Offered Rate (“LIBOR”) or 0.30% to 0.50% below the Prime Rate. Our floor plan facility with JPMorgan matures in August 2012 and the floor plan facilities with all other lenders have no stated termination date.

Under the terms of the collateral documents entered into with the lenders under our floor plan facilities, we and all of our dealership subsidiaries granted security interests in all of the new vehicle inventory financed under these respective floor plan credit facilities, as well as the proceeds from the sale of such vehicles, and certain other collateral. This grant of security interests replaces the grants made to such floor plan lenders under the prior floor plan credit facilities with such lenders.

Mortgage Notes Payable

During the second quarter of 2008, we borrowed $151.1 million in the form of thirty-two separate mortgage notes payable to purchase $202.2 million of previously leased real estate. Each mortgage note payable is secured by the related real estate and matures in June 2013. The mortgage notes payable bear interest at a variable rate calculated as LIBOR plus 2.95%. We are required to make monthly principal payments based on a straight-line twenty year amortization schedule, with balloon payments due in June 2013.

In addition, during the first nine months of 2008, we borrowed $4.5 million in connection with the construction of a service facility at one of our dealerships.

3% Senior Subordinated Convertible Notes due 2012—

In March 2007, we issued $115.0 million in aggregate principal amount of our 3% Notes, receiving net proceeds of $111.1 million. We pay interest on the 3% Notes on March 15 and September 15 of each year until their maturity on September 15, 2012. The initial conversion rate for the 3% Notes was 29.4172 shares of common stock per $1,000 principal amount of 3% Notes, which was equivalent to an initial conversion price of $33.99 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including when we increase our quarterly dividend above $0.20 per share of common stock. Our 3% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of ours other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 3% Notes, in certain circumstances, restrict our ability to, among other things, enter into merger transactions or sell all or substantially all of our assets.

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

7.625% Senior Subordinated Notes due 2017—

In March 2007, we issued $150.0 million of our 7.625% Notes, receiving net proceeds of $146.0 million. We pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017. Our 7.625% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of the Company other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 7.625% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase shares of our common stock and merge or sell all or substantially all of our assets.

8% Senior Subordinated Notes due 2014—

We had $179.4 million in aggregate principal amount of our 8% Notes outstanding as of September 30, 2008. We pay interest on March 15 and September 15 of each year until maturity of the 8% Notes on March 15, 2014. Our 8% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiary of ours other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 8% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase shares of our common stock and merge or sell all or substantially all of our assets.

As of September 30 2008, we had repurchased a total of $20.6 million of our 8% Notes. Our Board of Directors has authorized us to repurchase up to an additional $50.0 million of our 8% Notes.

Debt Covenants—

We are subject to certain financial covenants in connection with our debt and lease agreements, including the financial covenants described below. Generally, a default under any one of our debt agreements would constitute a default under all debt agreements. Our Revolving Credit Facility includes certain financial ratios with the following requirements: (i) Current Ratio as of the end of any fiscal quarter must not be less than 1.20 to 1, of which our ratio was 1.42 to 1; (ii) Fixed Charge Coverage Ratio for any period of four fiscal quarters must not be less than 1.20 to 1, of which our ratio was 1.80 to 1; (iii) Consolidated Total Leverage Ratio must not at any time be more than 5.00 to 1, of which our ratio was 4.73 to 1; and (iv) Consolidated Total Senior Leverage Ratio must not at any time be more than 3.00 to 1, of which our ratio was 1.64 to 1. A breach of these covenants could cause an acceleration of repayment of our Revolving Credit Facility if not otherwise waived or cured.

Certain of our mortgage notes payable include certain financial ratios with the following requirements: (i) a Current Ratio of at least 1.20 to 1, of which our ratio was approximately 1.42 to 1 as of September 30, 2008; (ii) a Fixed Charge Coverage Ratio of at least 1.20 to 1, of which our ratio was approximately 1.69 to 1 as of September 30, 2008; (iii) a Total Leverage Ratio of not more than 5.00 to 1, of which our ratio was approximately 4.73 to 1 as of September 30, 2008 and (iv) an Adjusted Net Worth of $350.0 million, of which our adjusted net worth was approximately $582.4 million as of September 30, 2008. A breach of these covenants could cause an acceleration of repayment of our mortgage notes payable if not otherwise waived or cured.

Certain of our lease agreements include financial ratios with the following requirements: (i) a Liquidity Ratio of at least 1.20 to 1, of which our ratio was approximately 1.33 to 1 as of September 30, 2008, and (ii) an EBITDA plus rent expense (“EBITDAR”) Ratio of at least 1.50 to 1, of which our ratio was 2.36 to 1 as of September 30, 2008. A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease, (b) termination of certain of the tenant’s lease rights, such as renewal rights and rights of first offer or negotiation relating to the purchase of the premises, and/or (c) a liquidated damages claim equal to the extent to which the accelerated rents under the applicable lease for the remainder of the lease term exceed the fair market rent over the same periods. As of September 30, 2008, we were in compliance with all our debt and lease agreement covenants.

Share Repurchase and Dividends

In January, May and August of 2008, our Board of Directors declared a $0.225 per share dividend, which totaled $21.4 million. In this challenging economic environment, however, we have decided to suspend our dividend payments. As such, no dividend will be paid in the fourth quarter of 2008.

We repurchased 82,957 shares of our common stock for $1.2 million from employees in connection with the net share settlement of employee share-based awards during the nine months ended September 30, 2008.

Cash Flows for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the entity from which we purchase a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as “floor plan notes payable – non-trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the entity from which we purchase new vehicles (collectively referred to as “floor plan notes payable – trade”) is classified as an operating activity on the Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the entity from which we purchased the related inventory while the latter are cash flows related to amounts payable to a lender not affiliated with the entity from which we purchased the related inventory.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan providers require amounts borrowed for the purchase of a vehicle to be repaid immediately after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan as compared to us). In addition, we include all floor plan borrowings and repayments in our operating cash flow forecasts. As a result, we use adjusted cash flow from operating activities to compare our results to forecasts. We believe that by splitting the cash flows of floor plan notes payable between operating activities and financing activities while all inventory activity is included in operating activities results in significantly different operating cash flow than when all the cash flows of floor plan notes payable are classified together in operating activities.

The non-GAAP measure “cash provided by operating activities, as adjusted” has material limitations. Cash provided by operating activities, as adjusted includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the entity from which we purchase of the related vehicle. In addition, the non-GAAP measures cash provided by operating activities, as adjusted may not be comparable to similarly titled measures of other companies. In order to compensate for these limitations we also review the related GAAP measures. Please refer to “Reconciliation of Non-GAAP Financial Information” on page 49 of this report for a discussion of Non-GAAP financial information.

We have provided a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Nine Months Ended September 30,
	2008	2007
	(In millions)
Reconciliation of Cash provided by Operating Activities to Adjusted Cash provided by operating Activities
Cash provided by operating activities, as reported	$458.6	$39.6
New vehicle floor plan borrowings (repayments)—non-trade, net	(377.5)	33.5
Floor plan notes payable—trade divestitures	5.9	—

Cash provided by operating activities, as adjusted	$87.0	$73.1

Operating Activities—

Net cash provided by operating activities totaled $458.6 million and 39.6 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash provided by operating activities, as adjusted, totaled $87.0 million and $73.1 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The increase in our net cash provided by operating activities, as adjusted, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was a result of (i) a $24.2 million increase related to timing of sale of inventory and repayment of the related floor plan notes payable, (ii) $34.7 million related to the timing of collection of accounts receivable and contracts-in-transit, partially offset by an $28.8 million decrease in net income adjusted for non-cash items.

Investing Activities—

Net cash used in investing activities totaled $282.1 million and $95.1 million for the nine months ended September 30, 2008 and 2007, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, sale of property and equipment, and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $60.1 million and $41.0 million for the nine months ended September 30, 2008 and 2007, respectively. Our capital investments consisted of upgrades of our existing facilities, equipment purchases and construction of new facilities. We received $1.9 million in construction reimbursements from lessors in connection with our sale-leaseback agreements during the nine months ended September 30, 2008. We anticipate that future capital expenditures will relate primarily to upgrading and expanding existing dealership facilities. We expect that capital expenditures during 2008 will total approximately $75.0 million. We expect capital expenditures for 2008 to include $50.0 million to $60.0 million related to upgrades or expansion of our current facilities, including $15.0 million of real estate for a new dealership facility.

During the nine months ended September 2008, we paid $41.9 million to acquire one franchise (one dealership location). Included in the $41.9 million was $17.1 million of goodwill, $9.7 million of inventory, $7.5 million of franchise rights, $7.3 million of property and equipment, $0.2 million of loaner vehicles and $0.1 million of deferred acquisition costs. We financed this acquisition by using (i) $33.9 million of cash, (ii) $7.6 million of floor plan borrowings for the purchase of new vehicle inventory and (iii) $0.4 million of loaner vehicle financing.

During the nine months ended September 2008, we paid $207.9 million for the purchase of previously leased real estate. We financed the purchases of this real estate with $151.1 million of mortgage borrowings and $56.8 million of available cash.

Proceeds from the sale of assets totaled $26.1 million and $8.4 million for the nine months ended September 30, 2008 and 2007, respectively. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash used in financing activities totaled $208.5 million and $32.9 million during the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008 and 2007, proceeds from borrowings amounted to $248.9 million and $265.0 million, respectively. During 2008 and 2007, repayments of borrowings amounted to $59.9 million and $267.3 million, respectively. The proceeds from borrowings and repayments during 2008 were primarily related to mortgage borrowings in connection with the purchases of previously leased real estate. The proceeds from borrowings and repayments of borrowings during the nine months ended September 30, 2007, were primarily related to the refinancing of our long-term debt.

During the nine months ended September 30, 2007, in connection with the issuance of our 3% Notes, we paid $19.3 million for a convertible bond hedge and sold warrants to purchase shares of our common stock at an initial price of $33.99 per share for proceeds of $8.9 million.

During the nine months ended September 30, 2007, in connection with the issuance of our 3% Notes and 7.625% Notes, we paid $7.9 million of debt issuance costs.

During the nine months ended September 30, 2007, we received net proceeds of $3.2 million from sale-leaseback transactions, where we owned real estate with substantial equity. We consider these particular transactions financing activities as we owned the real estate and related improvements prior to the sale-leaseback transaction and continue to use the dealership facilities and related real estate in our operations. We have entered into long-term lease agreements for use of the dealership facilities with the lessors.

We borrowed $7.6 million and $22.4 million, from our floor plan facilities for the purchase of inventory in connection with dealership acquisitions during the nine months ended September 30, 2008 and 2007, respectively.

We repaid $2.8 million and $5.4 million of non-manufacturer affiliated floor plan notes payable associated with sale of dealerships during the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008, we paid three $0.225 per share dividends totaling $21.4 million. In addition, we repurchased 82,957 shares for $1.2 million from employees in connection with the net share settlement of employee share-based awards during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, we purchased 1.9 million shares of our common stock for $49.5 million.

During 2008 and 2007, we received proceeds from the exercise of stock options totaling $0.2 million and $3.3 million, respectively.

Off-Balance Sheet Transactions

We had no off balance sheet transactions during the years presented other than those disclosed in Note 16 of our Condensed Consolidated Financial Statements.

Stock Repurchase and Dividend Restrictions

Our ability to repurchase shares of our common stock and pay dividends is limited pursuant to the terms of the indentures governing our 8% Notes and our 7.625% Notes, and the terms of our Revolving Credit Facility. As of September 30, 2008, our ability to repurchase shares of our outstanding common stock or pay cash dividends was limited to $14.1 million under the most restrictive provision in the indenture governing our 8% Notes. Such limits are increased each quarter by 50% of net income and proceeds from the sale of equity and decreased by any dividend payments or share repurchases during the period. During the nine months ended September 30, 2008, we paid $21.4 million in dividends and paid $1.2 million to repurchase shares of our common stock in connection with the net share settlement of stock-based awards.

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

Goodwill and Manufacturer Franchise Rights—

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and the fact that all components are economically similar, we qualify as a single reporting unit for purposes of testing goodwill for impairment. Our dealership general managers are responsible for customer-facing activities, including inventory management, advertising and personnel decisions, and have the flexibility to respond to local market conditions. The corporate management team, with input from the regional management teams, is responsible for infrastructure and general strategy decisions.

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

In addition to the testing above, which is done at least on an annual basis, management uses certain indicators to evaluate whether the carrying value of goodwill and other intangible assets may not be recoverable, such as (i) current-period operating or cash flow declines combined with a history of operating cash flow declines or a forecast that demonstrates continuing declines in the cash flow of an entity or inability of an entity to improve its operations to forecasted levels, (ii) a significant adverse change in the business climate, whether structural or technological, that could affect the value of an entity or (iii) whether the book value of our shareholders’ equity continues to be significantly in excess of our market capitalization.

The risk of goodwill and franchise rights impairment losses increases to the extent that our market capitalization and earnings decline. A decrease in our market capitalization resulting from a short-term decrease in our stock price, or a negative long-term performance outlook, could cause the carrying value of our reporting unit to exceed its fair value, which may result in an impairment loss. As of September 30, 2008, we have $499.8 million of goodwill and $60.7 million of franchise rights on our Condensed Consolidated Balance Sheet.

The test for goodwill impairment, as defined by SFAS No. 142, is a two-step approach. In the first step of the impairment test, we are required to determine if the fair value of our single reporting unit is less than its carrying value. If so, we are required to proceed to the second step, which involves an analysis reflecting the allocation of the fair value determined in the first step (as if it were the purchase price in a business combination). This process results in the determination of a new amount of goodwill. The calculated fair value of the goodwill resulting from this allocation would be compared to the carrying value of the goodwill in the reporting unit with the difference reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted. The requirements of the goodwill impairment testing process are such that, in our situation, if the first step of the impairment testing process indicates that the fair value of the reporting unit is below its carrying value (even by a relatively small amount), the requirements of the second step of the test would result in a significant decrease in the amount of goodwill recorded on the balance sheet due to changes in the accounting rules for intangible assets after we purchased a significant amount of our dealerships.

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

As of September 30, 2008, the carrying value of our net assets was $590.9 million and the market capitalization of our outstanding common shares was $368.1 million. We calculated the estimated fair value of our company as the amount that we would receive in a sale of our company as a whole in an orderly transaction between market participants as of September 30, 2008, using two acceptable valuation methods. First, we used the quoted market price of our outstanding common shares at September 30, 2008, and added a control premium that is representative of (i) recent comparatively sized sale transactions, (ii) certain qualitative and quantitative macroeconomic conditions, including the current economic environment, which we believe impacted the quoted market price of our common stock and (iii) the value of certain strategic initiatives that we expect to implement in the near future that we believe are not currently reflected in our market capitalization. Second, we performed a discounted cash flow analysis using forward-looking projections of our estimated future operating results. Based on the results of both valuation methods, we have concluded that the fair value of our company exceeded its carrying value at September 30, 2008. Accordingly, we have determined that goodwill has not been impaired as of September 30, 2008. Given the current economic environment, we will continue to monitor the need to test our intangibles for impairment as required by SFAS No. 142.

The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets include estimated future cash flows, the present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes. Such estimates, assumptions and judgments are subject to known and unknown risks and uncertainties, including those reported under “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2007 and our Form 10-Q for the fiscal quarter ended June 30, 2008. Actual results could differ materially from those estimates and assumptions.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a contract is prepaid, in default or terminated. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 8% and 27%. Our F&I chargebacks for the nine months ended September 30, 2008 and 2007 were $10.5 million, and $14.5 million, respectively.

Our chargeback reserves were $16.8 million and $15.6 million as of September 30, 2008 and December 31, 2007, respectively. Our total chargebacks as a percentage of F&I revenue for the nine months ended September 30, 2008 and 2007 was 11% and 8%, respectively. A 1% change in our estimate for all our products would have changed our finance and insurance, net by approximately $1.3 million.

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

Our used vehicle loss histories have indicated that our losses range between 2% and 5% of our used vehicle inventory. Our used vehicle losses for the nine months ended September 30, 2008 and 2007 were $11.8 million and $10.2 million, respectively. As of September 30, 2008, our used vehicle loss reserve was $3.5 million or 4.3% of used vehicle inventory. As of December 31, 2007, our used vehicle loss reserve was $3.4 million or 3.4% of used vehicle inventory. As of September 30, 2008, each 1% change in our estimate would change our used vehicle reserve approximately $0.8 million.

Insurance Reserves—

We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of September 30, 2008 and December 31, 2007, we had $9.8 million and $8.4 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Insurance losses for the nine months ended September 30, 2008 and 2007, totaled $19.2 million and $19.7 million, respectively.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. The provisions of FSP APB 14-a apply to our 3% Senior Subordinated Convertible Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. We estimate that the adoption of FSP APB 14-a will increase our interest expense by approximately $3.4 million in 2009, and decrease retained earnings on January 1, 2009 by approximately $5.5 million.

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

We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Required disclosures are included in Note 12 to our Condensed Consolidated Financial Statements.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

The following operating performance measure cash provided by operating activities, as adjusted is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as cash provided by operating activities. This non-GAAP operating performance measure has material limitations and as a result should be evaluated in conjunction with the directly comparable GAAP measure. For example, these non-GAAP measures are not defined by GAAP and our definition of each measure may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Other limitations of these non-GAAP measures are discussed below. In order to compensate for these limitations, we also review the related GAAP measures. Investors should not consider the non-GAAP measures in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Adjusted cash provided by (used in) operating and financing activities

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the entity from which we purchase a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as “floor plan notes payable – non-trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the entity from which we purchase new vehicles (collectively referred to as “floor plan notes payable – trade”) is classified as an operating activity on the Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the entity from which we purchased the related inventory while the latter are cash flows related to amounts payable to a lender not affiliated with the entity from which we purchased the related inventory.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan providers require amounts borrowed for the purchase of a vehicle to be repaid immediately after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan as compared to us). In addition, we include all floor plan borrowings and repayments in our operating cash flow forecasts. As a result, we use adjusted cash flow from operating activities to compare our results to forecasts. We believe that by splitting the cash flows of floor plan notes payable between operating activities and financing activities while all inventory activity is included in operating activities results in significantly different operating cash flow than when all the cash flows of floor plan notes payable are classified together in operating activities.

The non-GAAP measure “cash provided by operating activities, as adjusted” has material limitations. Cash provided by operating activities, as adjusted includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the entity from which we purchase the related vehicle. In addition, the non-GAAP measure cash provided by operating activities, as adjusted may not be comparable to similarly titled measures of other companies. In order to compensate for these limitations we also review the related GAAP measures.

We have provided a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Nine Months Ended September 30,
	2008	2007
	(In millions)
Reconciliation of Cash provided by Operating Activities to Adjusted Cash provided by Operating Activities
Cash provided by operating activities, as reported	$458.6	$39.6
New vehicle floor plan borrowings (repayments)—non-trade, net	(377.5)	33.5
Floor plan notes payable—trade divestitures	5.9	—

Cash provided by operating activities, as adjusted	$87.0	$73.1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $490.8 million of total variable rate debt (including floor plan notes payable) outstanding as of September 30, 2008, a 1% change in interest rates would result in a change of approximately $4.9 million to our annual other interest expense.

We received $16.9 million of interest credit assistance from certain automobile manufacturers during the nine months ended September 30, 2008. Interest credit assistance reduced cost of sales (including amounts classified as discontinuing operations) for the nine months ended September 30, 2008, by $17.8 million and reduced new vehicle inventory by $6.9 million and $7.8 million as of September 30, 2008 and December 31, 2007, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk

In the second quarter of 2008, we entered into an interest rate swap with a current notional principal amount of $125.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan notes payable through maturity in June 2013. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of September 30, 2008, the swap agreement had a fair value of $0.8 million and is included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheets.

We have an interest rate swap with a current notional principal amount of $150.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan notes payable through maturity in November 2008. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of September 30, 2008 and December 31, 2007, the swap agreement had a fair value of $0.3 million and $1.5 million, respectively and is included in Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets.

We have an interest rate swap with a current notional principal amount of $13.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness. As of September 30, 2008 and December 31, 2007, the swap agreement had a fair value of $0.3 million and $0.2 million is included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheets.

We terminated three of our interest rate swap agreements in March 2006, resulting in a cash payment of $13.7 million, which equaled the fair market value of the swap agreements. Included in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheet as of September 30, 2008, was $1.9 million ($1.2 million, net of tax) of unrecognized amortization related to our two terminated cash flow swaps, which are being amortized through March 2014 as a component of Floor Plan Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of these terminated cash flow swaps totaled $0.5 million for the nine months ended September 30, 2008 and will total $0.7 million for the year ending December 31, 2008. In addition, included as a reduction to our 8% Notes as of September 30, 2008, was $5.8 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Condensed Consolidated Statements of Income. Amortization of this terminated fair value swap totaled $0.9 million for the nine months ended September 30, 2008, and will total $1.1 million for the year ending December 31, 2008.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

During 2008, the Company began utilizing the Arkona Dealer Management System, which has been implemented at approximately 30% of our dealerships. As appropriate, the Company is modifying the documentation of the internal control process and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information

Modification of Severance Arrangements

As stated above, we are in the process of relocating our headquarters from New York, New York to Duluth, Georgia. We expect this relocation to be complete by March 2009. Brett Hutchinson, our Vice President and Controller, and Lynne A. Burgess, our Vice President, General Counsel and Secretary, did not accept our offer to relocate to Georgia. Pursuant to their respective severance pay agreements, the relocation of the corporate office constitutes a termination triggering severance pay benefits, including payment of target bonus in the year in which employment is terminated. We have requested that Mr. Hutchinson and Ms. Burgess continue their respective employment with the Company until March 31, 2009, or until they are otherwise released by us at an earlier date. Because this continued employment beyond the termination date in their severance pay agreements would result in a forfeiture of the 2008 target bonus otherwise payable, at a meeting of our Board’s Compensation Committee (the “Compensation Committee”) on October 20, 2008, the Compensation Committee authorized us to enter into agreements with Mr. Hutchinson and Ms. Burgess pursuant to which their respective 2008 target bonuses would be paid to them in the form of stay bonuses.

As a result, on October 29, 2008, Mr. Hutchinson executed a letter agreement with us that stated, among other things, that he would receive $110,000 in the form of a stay bonus. However, in order for Mr. Hutchinson to receive such stay bonus, he must continue his employment with the Company until March 31, 2009 or his early release by us and he must not otherwise be terminated for cause by us prior to such date. Likewise, on October 29, 2008, Ms. Burgess executed a letter agreement with us that stated, among other things, that she would receive $150,000 in the form of a stay bonus. However, in order to receive such stay bonus, Ms. Burgess must continue her employment with us until March 31, 2009 or her early release by us and must not otherwise be terminated for cause by us prior to such date. In addition, the Compensation Committee approved an outplacement benefit not to exceed $25,000 for Ms. Burgess. Mr. Hutchinson and Ms. Burgess will not receive pay-outs under the 2008 bonus plan for the corporate office.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description of Documents
10.1	Credit Agreement dated as of September 26, 2008 among Asbury Automotive Group, Inc., as the Borrower, and the Lenders listed therein, and Bank of America, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2008)*

10.2	Letter Agreement between Lynne A. Burgess and Asbury Automotive Group, Inc., dated as of October 29, 2008.

10.3	Letter Agreement between Brett Hutchinson and Asbury Automotive Group, Inc., dated as of October 29, 2008.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2008

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2008

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2008

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2008

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: October 30, 2008	By:	/s/ CHARLES R. OGLESBY
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

Date: October 30, 2008	By:	/s/ CRAIG T. MONAGHAN
	Name:	Craig T. Monaghan
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit List

Exhibit Number	Description of Documents
10.1	Credit Agreement dated as of September 26, 2008 among Asbury Automotive Group, Inc., as the Borrower, and the Lenders listed therein, and Bank of America, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2008)*

10.2	Letter Agreement between Lynne A. Burgess and Asbury Automotive Group, Inc., dated as of October 29, 2008

10.3	Letter Agreement between Brett Hutchinson and Asbury Automotive Group, Inc., dated as of October 29, 2008

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2008

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2008

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2008

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2008

*	Incorporated by reference