Form 10-K
period 2008-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2009-03-16
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-31262

ASBURY AUTOMOTIVE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	01-0609375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2905 Premiere Parkway, NW, Suite 300 Duluth, Georgia	30097
(Current address of principal executive offices)	(Zip Code)

(770) 418-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐    Accelerated filer  ☒    Non-Accelerated Filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock as of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was $409,086,663.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of March 12, 2009 was 32,105,515 (net of 4,760,218 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III, Items 10 through 14 of this Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.

2008 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Information

Certain statements in this report constitute “forward-looking statements” as such term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this report include statements relating to goals, plans and pending acquisitions, projections regarding our financial position, results of operations, market position, business strategy and expectations of our management with respect to, among other things:

•	our relationships with vehicle manufacturers;

•	our ability to improve our margins;

•	operating cash flows, availability of capital and liquidity;

•	capital expenditures;

•	the completion of future acquisitions and the revenues to be generated by those acquisitions;

•

our ability to mitigate future negative trends in new vehicle sales with the stability of our parts and service business, the variable nature of significant components of our cost structure and our advantageous brand mix;

•	manufacturers’ willingness to continue to use incentive programs in the near future to drive demand for their product offerings;

•	general economic trends, including, the price of oil and gasoline, consumer confidence levels, the availability of customer financing and interest rates;

•

automotive retail industry trends, including our expectation that (i) the recent industry-wide gain in market share of the luxury and mid-line import brands will continue in the near future, (ii) 2009 will continue to be a challenging retail environment and will impact our new vehicle, used vehicle and F&I after new vehicle revenue and gross profit levels as well as our current SG&A expense as a percentage of gross profit levels, (iii) our light vehicle unit sales will outperform industry-wide U.S. light vehicle unit sales and (iv) the luxury and mid-line import brands will continue to increase market share;

•

our expectation that we will recognize improved parts and service gross profit in the future from heavy trucks as a result of the addition of service capacity and as the customers who purchased vehicles prior to the emission law changes begin to bring their vehicles in for maintenance and repairs;

•

our expectation that we will recognize cost savings resulting from the relocation of our corporate offices from New York and Connecticut to Georgia, the reorganization of our retail network and our store-level productivity initiatives;

•	our belief that the jury verdict against us in Portland, Oregon is unsupported by both the evidence and the law, and that we will prevail on appeal;

•

our belief that we can manage our costs by centralizing our processing system and capitalizing on best practices among our dealerships, standardizing of compensation and benefit plans, and negotiating contracts with certain of our vendors on a national rather than a regional basis;

•	our expectation that we will achieve annualized cost savings of approximately $3.5 million in our data processing costs upon the completion of our conversion to the Arkona dealer management system;

•	our ability to sell certain of our dealerships to raise capital or to refine our dealership portfolio;

•

excluding the impact of impairment expense, we expect to experience lower net income in 2009 as compared to 2008, as a result of (i) our expectation of 2009 U.S. new vehicle unit sales between 10.0 million and 11.0 million, which had been above 16.0 million since 1999, and was 13.2 million in

2008, (ii) retail margins continuing to decrease while manufacturers bring supply in line with demand, and (iii) continued difficulty for consumers to secure vehicle financing;

•	our expectation that our SG&A initiatives may not keep pace with declining margins and lower gross profit as a result of lower sales volumes;

•

our ability to successfully sell our dealerships, if necessary, to supplement our liquidity position in the current difficult economic environment and to manage our capital structure in order to remain in compliance with the financial covenants included in our debt agreements;

•	our expectation that it will be challenging to maintain 2008 parts and service revenue in 2009;

•

our belief that opportunities exist in the marketplace to improve profitability over the long-term, including (i) focusing on our higher margin parts and service and finance and insurance businesses, (ii) managing inventory to meet customer demands, (iii) managing our capital structure, (iv) executing on cost reduction initiatives and (v) improving customer service at our dealerships;

•

our expectation that a significant amount of U.S. dealerships may close during the year, and that most of these dealerships will be domestic dealerships, which we anticipate will result in market share gains for mid-line import and luxury dealerships;

•

our expectation that we will experience lower F&I per vehicle sold levels in 2009 compared to 2008 as a result of (i) tighter lending standards, including lower loan-to-value constraints, (ii) lower income as a result of our decision to discontinue our investments in consumer loans and (iii) lower F&I retro payments as a result of the sale of our remaining interest in a pool of extended maintenance contracts; and

•

our belief that our cash and cash equivalents on hand as of December 31, 2008, the funds that will be generated through future operations, and the funds available for borrowings, proceeds from sale-leaseback transactions and asset sales will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, debt repurchases, acquisitions, capital expenditures and any seasonal operating requirements for at least the next twelve months.

To the extent that statements in this report are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, are based on our current expectations and assumptions and involve significant risks and uncertainties. As a result, there can be no guarantees that our plans for future operations will be successfully implemented or that they will prove to be commercially successful. The following are some but not all of the factors that could cause actual results or events to differ materially from those anticipated, including:

•	our ability to generate sufficient cash flows and maintain our liquidity;

•	the effect of us taking a tangible or intangible impairment charge in 2009;

•	our inability to comply with our debt or lease covenants and obtain waivers of these covenants as necessary;

•	the effect of receiving a “going concern” qualification in our auditor’s report on our 2008 consolidated financial statements;

•

market factors and the future economic environment, including consumer confidence, interest rates, the price of oil and gasoline, the level of manufacturer incentives, unprecedented low vehicle sales, which are expected to be between 10.0 million and 11.0 million in 2009, and the availability of consumer credit;

•	the reputation and financial health and viability of vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully;

•	the ability of our principal vehicle manufacturers to continue to produce vehicles that are in high demand by our customers;

•	our ability to enter into and/or renew our framework and dealership agreements on favorable terms;

•	our ability to minimize operating expenses or adjust our cost structure;

•	the inability of our dealership operations to perform at expected levels or achieve expected targets;

•	our ability to divest of our dealerships and other assets in a timely manner and at profit to sustain our operations and maintain our liquidity;

•	our ability to successfully integrate future acquisitions into our existing operations;

•	the financial health and viability of the institutions with which we have our credit facilities and our ability to borrow under such facilities if necessary to sustain our operations;

•	changes in, or failure or inability to comply with, laws and regulations governing the operation of automobile franchises, accounting standards, the environment and taxation requirements;

•	high levels of competition in the automotive retailing industry which may create pricing pressures on the products and services we offer;

•	our relationship with the automotive manufacturers which may affect our ability to complete additional acquisitions;

•	the loss of key personnel; and

•	the outcome of any pending or threatened litigation.

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

Moreover, the factors set forth under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report. We urge you to carefully consider those factors.

Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our Internet site at http://www.asburyauto.com on the same day that the information is filed with the Securities and Exchange Commission (the “Commission”). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2009 annual meeting, when filed, will also be available on our web site, and at the URL stated in such proxy statement. We also make available on our web site copies of our charter, bylaws and materials that outline our corporate governance policies and practices, including:

•	the respective charters of our audit committee, governance and nominating committee, compensation committee and risk committee;

•	our criteria for independence of the members of our board of directors, audit committee, governance and nominating committee and compensation committee;

•	our Corporate Governance Guidelines; and

•	our Code of Business Conduct and Ethics for Directors, Officers and Employees.

We intend to provide any information required by Item 5.05 of Form 8-K (relating to amendments or waivers of our Code of Business Conduct and Ethics) by the alternative of disclosure on our web site.

You may also obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations Department, Asbury Automotive Group, Inc., 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia 30097. In addition, the Commission makes available on its web site, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the Commission. The Commission’s web site is http://www.sec.gov. Unless otherwise specified, information contained on our web site, available by hyperlink from our web site or on the Commission’s web site, is not incorporated into this report or other documents we file with, or furnish to, the Commission.

As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”), our Chief Executive Officer submitted to the NYSE his annual certification on May 19, 2008, stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to our annual report on Form 10-K for the year ended December 31, 2007.

Except as the context otherwise requires, “we,” “our,” “us,” “Asbury” and “the Company” refer to Asbury Automotive Group, Inc. and its subsidiaries.

Item 1.	Business

We are one of the largest automotive retailers in the United States, operating 115 franchises at 87 dealership locations as of December 31, 2008. We offer our customers an extensive range of automotive products and services, including:

•	new and used vehicles;

•	vehicle maintenance and repair services;

•	replacement parts;

•	new and used vehicle financing; and

•	the sale of warranty, insurance and extended service contracts.

Asbury Automotive Group, Inc. was incorporated in the State of Delaware on February 15, 2002. On March 13, 2002, we effected an initial public offering of our common stock, and on March 14, 2002, our stock was listed on the NYSE under the ticker symbol “ABG”.

General Description of Our Operations

As of December 31, 2008, we operated dealerships in 22 metropolitan markets throughout the United States. We developed our dealership portfolio through the acquisition of large, locally branded dealership groups operating throughout the United States. We complemented these large dealership groups with the purchase of numerous single point dealerships and small dealership groups in our existing market areas (referred to in this Annual Report as “tuck-in acquisitions”). Our retail network is currently organized into two regions, East and West, and includes nine locally branded dealership groups. The following is a detailed breakdown of our markets and dealerships as of December 31, 2008:

Brand Names by Region	Date of Initial Acquisition	Markets	Franchises
East
Nalley Automotive Group	September 1996	Atlanta, GA	Acura, Audi, BMW, Chrysler, Hino(a), Honda, IC Bus, Infiniti(a), International(a), Isuzu Truck, Jaguar, Jeep, Lexus(a), Nissan, Peterbilt, Toyota, Volvo, Workhorse, UD Truck

Courtesy Autogroup	September 1998	Tampa, FL	Chrysler, Dodge, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Toyota, smart

Coggin Automotive Group	October 1998	Jacksonville, FL	Buick, Chevrolet, GMC, Honda(a), Nissan(a), Pontiac, Toyota
		Orlando, FL	Buick, Chevrolet, Ford, GMC, Honda(a), Lincoln, Mercury, Pontiac
		Fort Pierce, FL	Acura, BMW, Honda, Mercedes-Benz

Crown Automotive Company	December 1998	Princeton, NJ	BMW, MINI
		Greensboro, NC	Acura, BMW, Cadillac, Chevrolet, Chrysler, Dodge, Honda, Nissan, Volvo
		Chapel Hill, NC	Honda
		Fayetteville, NC	Dodge, Ford
		Charlotte, NC	Honda
		Richmond, VA	Acura, BMW(a), MINI
		Charlottesville, VA	BMW
		Greenville, SC	Nissan

West
David McDavid Auto Group	April 1998	Dallas/Fort Worth, TX	Acura, Honda(a), Lincoln, Mercury
		Houston, TX	Honda, Nissan
		Austin, TX	Acura

California Dealerships	April 2003	Fresno, CA	Mercedes-Benz(b), Nissan(b)
		Sacramento, CA	Mercedes-Benz(b)
		Los Angeles, CA	Honda

North Point Auto Group	February 1999	Little Rock, AR	BMW, Ford, Lincoln, Mazda, Mercury, Nissan(a), Toyota, Volkswagen, Volvo

Gray-Daniels Auto Family	April 2000	Jackson, MS	Chevrolet, Ford, Lincoln, Mercury, Nissan(a), Toyota

Plaza Motor Company	December 1997	St. Louis, MO	Audi, BMW, Cadillac, Infiniti, Land Rover, Lexus, Mercedes-Benz, Porsche, smart

(a)	This market has two of these franchises.
(b)	Represents pending divestitures as of December 31, 2008.

New Vehicle Sales

Our franchises include a diverse portfolio of 37 American, European and Asian brands. Our new vehicle unit sales include the sale of new vehicles to individual retail customers (“new light vehicle retail”), the sale of new vehicles to commercial customers (“fleet”), and the sale of new heavy trucks (“heavy trucks”) (the terms “new light vehicle retail,” “fleet” and “heavy trucks,” being collectively referred to as “new”). Our new light vehicle retail revenue and new light vehicle gross profit include revenue and gross profit from new light vehicle unit and fleet unit sales. In 2008, we sold 87,754 new vehicles through our dealerships. New light vehicle retail sales were 54% of our total revenues and 23% of our total gross profit for the year ended December 31, 2008. New heavy truck revenue totaled 4% of total revenue and 1% of gross profit for the year ended December 31, 2008. We evaluate the results of our new vehicle sales based on unit volumes and gross profit per vehicle sold. We believe we are well-positioned to capitalize on changes in consumer preferences as a result of our strong brand mix, which is heavily weighted towards mid-line import and luxury brands. Please see “Business Strategy—Focus on Premier Brand Mix, Strategic Markets and Diversification” below for a discussion on our diverse offering of brands and products.

Our new vehicle retail sales include new vehicle sales, new vehicle retail lease transactions provided by third parties and other similar agreements arranged by our individual dealerships. As a result of finite lease terms, customers who lease new vehicles generally return to the market more frequently than customers who purchase new vehicles. In addition, because third-party lessors frequently give our dealerships the first option to purchase vehicles returned by customers at lease-end, leases provide us with an additional source of late-model vehicles for our used vehicle inventory. Generally, leased vehicles remain under factory warranty for the term of the lease, allowing dealerships to provide warranty repair service to the lessee throughout the lease term.

Used Vehicle Sales

We sell used vehicles at all of our dealership locations. Used vehicle sales include the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”). In 2008, we retailed 47,325 used vehicles through our dealerships. Retail sales of used vehicles, which generally have higher gross margins than new vehicles, made up approximately 18% of our total revenues and 13% of our total gross profit for the year ended December 31, 2008. We evaluate the results of our used vehicle sales based on unit volumes and gross profit per vehicle sold. Used vehicle revenue from wholesale sales was 5% of total revenue for the year ended December 31, 2008. Profits from the sales of used vehicles depend primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and the use of the best available technology to manage our inventory. Our new vehicle operations provide our used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which we believe are good sources of attractive used vehicle inventory. We purchase a significant portion of our used vehicle inventory at auctions restricted to new vehicle dealers (offering off-lease, rental and fleet vehicles) and “open” auctions that offer vehicles sold by other dealers and repossessed vehicles. Used vehicle inventory is typically wholesaled if they are not retailed within 60 days, except for used vehicles that do not fit within our inventory mix, which are wholesaled almost immediately. The reconditioning of used vehicles also creates profitable service work for our parts and service departments.

In addition to our high quality supply of used vehicles, we employ state-of-the-art technology to manage our inventory on a local basis. We transfer used vehicles among our dealerships to provide a balanced mix of used vehicle inventory at each of our dealerships. We believe that acquisitions of additional dealerships expand the internal market for the transfer of used vehicles among our dealerships and, therefore, increase the ability of each dealership to offer a balanced mix of used vehicles.

We have taken several steps towards building customer confidence in our used vehicle inventory, including participation in manufacturer certification programs as well as the development of our own used vehicle certification program. Manufacturer programs make certain used vehicles eligible for vehicle benefits such as special finance rates and extended manufacturer warranties. In addition, our internal used vehicle certification program includes a thorough inspection of used vehicle inventory within the program and allows our customers to return used vehicles for any reason within five days or five hundred miles, whichever occurs first. We guarantee the operation of the vehicle, subject to certain limitations and state laws, for sixty days from the date of purchase. In addition, we offer customers the opportunity to purchase extended warranties, which are provided by third parties.

Over time, we intend to grow our used vehicle sales by:

•	maintaining high quality inventory across all price ranges and all classes of used vehicles, including factory certified as well as traditional non-certified used vehicles:

•	providing competitive prices to our customers;

•	executing our marketing initiatives; and

•	increasing our focus on training our sales and service team.

Parts and Service

We sell parts and provide maintenance and repair service at all of our franchised dealerships, primarily for the vehicle brands sold at those dealerships. In addition, as of December 31, 2008, we maintained 25 free-standing collision repair centers either on the premises of, or in close proximity to, our dealerships. We operate approximately 2,700 service bays. Parts and service accounted for approximately 15% of our total revenues and 46% of our total gross profit for the year ended December 31, 2008.

Historically, parts and service revenues have been more stable than vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increased number of vehicles on the road. We believe the variety and quality of parts and service offerings available for both new and used vehicles in recent years have seen progressive expansion and improvement. Our parts and service business benefits from the service work generated through the sale of extended service contracts to customers who purchase new and used vehicles from us because customers tend to service their vehicles at the same location where they purchase extended warranty contracts. For the year ended December 31, 2008, warranty work accounted for 17% of our parts and service revenue.

Historically, the automotive repair industry has been highly fragmented. We believe, however, that the increased use of advanced technology in vehicles has made it difficult for independent repair shops to have the expertise to perform major or technical repairs, especially as such repairs relate to luxury and mid-line imports that comprise a significant majority of our new vehicle retail sales. Additionally, all manufacturers require manufacturer warranty work to be performed only at franchised dealerships. As a result, unlike independent service stations or independent and superstore used car dealerships with service operations, our franchised dealerships are qualified to perform work covered by manufacturer warranties on increasingly technologically complex vehicles.

One of our major goals is to retain each vehicle purchaser as a long-term customer of our parts and service departments. Therefore, we believe that significant opportunity for growth exists in our maintenance service business. Each dealership has systems in place to track customer maintenance records and to notify owners of vehicles purchased at the dealership when their vehicles are due for periodic services. We have additional customer retention initiatives in place and have expanded our service offerings over the last few years to essentially make the parts and service business at our stores a “one stop” shop. Service and repair activities are an integral part of our overall approach to customer service. From selling tires to utilizing state-of-the-art diagnostic equipment, our parts and service business offers our customers all the services needed to maintain their vehicles.

In order to improve the profitability of our parts and service business, we continue to recruit technicians and other employees to our service centers to ensure that our customers continue to receive excellent service. Over time, we maintained growth in this line of our business due to our attention to customer retention initiatives and our continued investment in human capital in past years. We continue to train our staff, including service advisors, on menu-selling and customer service skills. We have also added Business Development Centers in some of our stores to drive customer retention. At these Business Development Centers, we have staff dedicated to maintaining periodic contact with our customers. Furthermore, we have continued to add equipment to our service centers that help our technicians identify issues with our customers’ vehicles and promote incremental service sales.

We expect to improve our parts and service profitability by (i) maximizing the use of our service capacity, (ii) upgrading equipment, where appropriate, (iii) capitalizing on our regional training programs, and (iv) continuing to develop long-term customer relationships.

Finance and Insurance

We refer to the finance and insurance area of our business as F&I. Through our F&I business, we arrange for third-party financing of the sale or lease of new and used vehicles to customers, as well as offer a number of insurance and warranty products such as extended service contracts, guaranteed asset protection (“GAP”) insurance, prepaid maintenance, credit life and disability insurance, and similar products. Our finance and insurance business generated approximately 3% of our total revenues and 18% of our total gross profit for the year ended December 31, 2008.

We arranged customer financing on approximately 70% of the vehicles we sold during the year ended December 31, 2008. These transactions resulted in commissions being paid to us by the third-party lenders, including manufacturer captive finance subsidiaries. As a general matter, we do not retain liability for the credit risk associated with these purchase and lease transactions after the completion of the transactions. However, we may be required to repay the finance company certain commissions if a customer prepays or defaults on the retail installment sales contract, typically during a specified time period following the sale. Similarly, we may be required to refund a portion of our profit relating to the sale of warranty, maintenance and insurance products in the event of early cancellation. We do not, however, bear any risk related to insurance payments, which are borne by third parties. We receive favorable pricing on many of the warranty, maintenance and insurance products that we provide as a result of our size and sales volume. We earn sales-based commissions on substantially all of these products and may be charged back (“chargebacks”) for these commissions in the event a finance contract is cancelled, typically within the first 90 days or if a non-finance contract is canceled prior to its maturity.

We are currently party to a number of “preferred lender agreements.” Under the terms of the preferred lender agreements, each lender has agreed to provide a marketing fee to us above the standard commission for each loan that our dealerships place with that lender. Furthermore, many of the warranty and insurance products we sell result in underwriting profits and investment income based on portfolio performance.

Recent Developments

On March 16, 2009, we announced that, as part of our continuous restructuring and cost reduction efforts, we are eliminating our regional management structure. In connection with this further evolution of our company, Michael S. Kearney, former President and CEO of our East Region, has been named Senior Vice President and Chief Operating Officer, responsible for the oversight of our dealership operations.

Our independent public accounting firm included an explanatory paragraph in its audit report for our 2008 financial statements that indicated there is uncertainty that we will remain in compliance with certain covenants in our debt agreements, and that this uncertainty raises substantial doubt about our ability to continue as a going concern. The inclusion of this explanatory paragraph in the audit report constituted a default under our revolving credit facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”), our used vehicle floor plan facility with

JPMorgan Chase Bank, N.A. and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”) and our new vehicle floor plan facility with General Motors Acceptance Corporation. As of March 12, 2009, we had received waivers from all of our associated lending partners with respect to these defaults and, as a result, we were in compliance with the covenants contained in these borrowing facilities. In connection with these waivers, we agreed to reduce the total credit availability under our BofA Revolving Credit Facility by $25.0 million to $175.0 million and the total credit availability under our JPMorgan Used Vehicle Floor Plan Facility by $25.0 million to $50.0 million.

On August 27, 2008, a U.S. District Court jury in Portland, Oregon reached a verdict against one of our subsidiaries in an action by four former salesmen alleging claims related to a hostile work environment at our former Thomason Toyota dealership in Gladstone, Oregon. We sold the Thomason Toyota dealership in 2006, though the alleged conduct involved in this matter occurred in 2005. During trial, the court dismissed the plaintiffs’ claims for race discrimination and retaliation in employment as well as their claims for economic damages. The jury, however, awarded $19.0 million in total damages against our subsidiary consisting of $8.0 million in non-economic damages and $11.0 million in punitive damages.

In a post-trial opinion and order issued January 23, 2009, the U.S. District Court in Portland, Oregon reduced the total damages awarded against our subsidiary to $1.2 million consisting of $600,000 in non-economic damages and $600,000 in punitive damages. The court gave the plaintiffs the choice of either accepting the reduced award or proceeding with a new trial on damages.

We will seek to further reduce damages if the plaintiffs request a new trial and, if necessary, we will seek to overturn the verdict or seek to eliminate or further reduce damages on appeal to the U.S. Court of Appeals for the Ninth Circuit. We believe that the jury verdict is unsupported by both the evidence and the law, and that we will prevail on appeal.

Business Strategy

Focus on Premier Brand Mix, Strategic Markets and Diversification

We classify our franchise sales into luxury, mid-line import, mid-line domestic, value, and heavy trucks. Luxury and mid-line imports together accounted for approximately 85% of our new light vehicle retail revenues for the year ended December 31, 2008. Over the last two decades, luxury and mid-line imports have gained market share at the expense of mid-line domestic brands. Luxury and mid-line import vehicles have delivered more desirable vehicle models and have demonstrated greater resilience to downturns in the economy, garnered higher customer loyalty and presented more attractive service and used car opportunities. The mid-line import brands are generally viewed as more fuel efficient and continue to be in higher demand during times when gas prices are high.

The following table reflects the number of franchises and the share of new light retail vehicle revenue represented by each class of franchise as of December 31, 2008:

Class/Franchise	Number of Franchises as of December 31, 2008	% of New Light Vehicle Retail Revenue for the Year Ended December 31, 2008
Light Vehicles
Luxury
BMW	9	9%
Acura	6	5
Mercedes-Benz(a)	5	8
Infiniti	4	4
Lincoln	4	2
Lexus	3	6
Volvo	3	1
Audi	2	1
Cadillac	2	1
Jaguar	1	*
Land Rover	1	*
Porsche	1	*

Total Luxury	41	37%

Mid-Line Import
Honda	14	25%
Nissan(b)	12	11
Toyota	5	10
MINI	2	1
Mazda	1	*
Volkswagen	1	1

Total Mid-Line Import	35	48%

Mid-Line Domestic
Chevrolet	4	4%
Ford	4	6
Mercury	4	1
Chrysler	3	*
Dodge	3	2
Buick	2	*
GMC	2	*
Jeep	2	1
Pontiac	2	*

Total Mid-Line Domestic	26	14%

Value
smart	2	*
Hyundai	1	1%
Kia	1	*

Total Value	4	1%

Total Light Vehicles	106	100%

Class/Franchise	Number of Franchises as of December 31, 2008	% of New Light Vehicle Retail Revenue for the Year Ended December 31, 2008
Heavy Trucks
Hino	2
International	2
Isuzu Truck	1
IC Bus	1
Peterbilt	1
UD Truck	1
Workhorse	1

Total Heavy Trucks	9

TOTAL	115

*	Franchise accounted for less than 1% of new light vehicle retail revenue for the year ended December 31, 2008.
(a)	Includes two pending divestitures as of December 31, 2008.
(b)	Includes a pending divestiture as of December 31, 2008.

Our geographic coverage encompassed 22 different metropolitan markets at 87 locations in 11 states as of December 31, 2008, including: Arkansas, California, Florida, Georgia, Mississippi, Missouri, New Jersey, North Carolina, South Carolina, Texas and Virginia. New vehicle sales revenue is diversified among certain manufacturers as shown in the table above. We believe that our broad geographic coverage as well as diversification among manufacturers decreases our exposure to regional economic downturns and manufacturer-specific risks such as warranty issues or production disruption. See “Risk Factors—Risk Factors Related to our Dependence on Vehicle Manufacturers” for a list of such manufacturer-specific risks.

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

Maintain Flexible Cost Structure and Emphasize Expense Control

We continually focus on controlling expenses at our existing dealerships and those that are integrated into our operations upon acquisition. We categorize our cost structure in three groups, which are variable, semi-variable and fixed. Variable costs include incentive-based compensation and vehicle carrying cost. Salespeople, sales managers, service managers, parts managers, service advisors, service technicians and the majority of other non-clerical dealership personnel are paid a commission. The majority of our general manager compensation and virtually all salesperson compensation is tied to profits of the dealership. In addition, the bonus portion of our salaried employee’s compensation is tied to our operating results. Fixed costs include rent, utilities and depreciation expense. Semi-variable expenses include base salaries, outside services, travel and entertainment expenses, advertising and loaner vehicle amortization. We believe we can further manage these types of costs by centralizing our processing systems and capitalizing on best practices among our dealerships, standardizing of compensation and benefit plans, and negotiating contracts with certain of our vendors on a national rather than regional basis.

Furthermore, in order to further control our expenses, in the third quarter of 2008, we commenced a corporate and regional restructuring plan, which included the relocation of our corporate offices and the reorganization of our retail network. We have moved our corporate headquarters to Duluth, Georgia, and we expect to close our corporate offices in New York, New York and Stamford, Connecticut, by the end of March 2009. We expect this relocation will deliver cost savings of up to $5.0 million annually, resulting primarily from staffing reductions and lower rent expense. In addition, the reorganization of our retail network has reduced our operating structure to two regions from four regions and two stand-alone platforms. Finally, we are expanding our store-level productivity initiatives, focusing on advertising and personnel expenses, improved inventory management and selected technology investments to enhance our productivity. For a further discussion of the cost-savings resulting from our restructuring and productivity initiatives, please see the discussion in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Focus on Higher Margin Products and Services

While new vehicle sales are critical to drawing customers to our dealerships, parts and service, used vehicle retail sales, and finance and insurance generally provide significantly higher profit margins and account for the majority of our profitability. In addition, we have discipline-specific executives at both the corporate and regional levels who focus on increasing the penetration of current services and expanding the breadth of our offerings to customers. While each of our dealership general managers has flexibility to respond effectively to local market conditions, including market-specific advertising and management of inventory mix, each pursues an integrated strategy, as directed from our centralized management team at our corporate office, to enhance profitability and stimulate organic growth.

•

Parts and Service. We offer parts, perform vehicle service work and operate collision repair centers at our dealerships, all of which provide important sources of recurring revenue with high gross profit margins. We expect to improve the profitability of our parts and service business by (i) maximizing the use of our service capacity, (ii) upgrading equipment, where appropriate, (iii) capitalizing on our regional training programs, and (iv) continuing to develop long-term customer relationships.

Over the long term, we intend to expand this higher-margin business by adding new service bays and increasing capacity utilization of existing service bays. To help ensure high levels of customer satisfaction within our parts and service operations, we continue to recruit and train skilled technicians and service advisors to our operations. In addition, given the increased sophistication of vehicles, our repair operations provide detailed expertise and state-of-the-art diagnostic equipment that we believe independent repair shops cannot adequately provide. Our repair operations also provide manufacturer warranty work that must be done at certified franchise dealerships, rather than through independent dealers.

•

Used Vehicles. We sell used vehicles at all of our franchised dealerships. Used vehicle sales include the sale of used vehicles to individual retail customers and the sale of used vehicles to other dealers at auction. We maximize the profitability of our used vehicle business by maintaining high quality inventory across all price ranges, providing competitive prices, continuing to enhance our marketing initiatives by focusing our efforts on marketing used vehicles through the Internet and building customer confidence in our vehicle inventory through manufacturer sponsored and internally developed used car certification programs.

•

Finance and Insurance. Historically, we have increased our finance and insurance revenues over the years by offering a broad range of conventional finance and lease alternatives to fund the purchase of new and used vehicles. Moreover, continued in-depth sales training and certification efforts and innovative computer technologies have and will serve as important tools in improving our finance and insurance profitability. We have increased same-store dealership generated finance and insurance revenue per vehicle sold to $984 for the year ended December 31, 2008, from $947 for the year ended December 31, 2007. We have successfully increased our dealership generated finance and insurance revenue per vehicle sold each year since our inception.

Local Management of Dealership Operations

We believe that local management of dealership operations enables our retail network to provide market-specific responses to sales, customer service and inventory requirements. Our dealerships are operated as distinct profit centers in which the general managers are responsible for the operations, personnel and financial performance of their dealerships as well as other day-to-day operations. Our local management teams’ familiarity with their markets enables them to effectively run day-to-day operations, market to customers and recruit new employees. The general manager of each dealership is supported by a management team consisting, in most cases, of a new vehicle sales manager, a used vehicle sales manager, a finance and insurance manager, and a parts and service manager. This management structure is complemented by regionally centralized technology and financial controls, as well as sharing market intelligence throughout the organization. See “Business Strategy—Experienced Corporate and Regional Management” below for a discussion of the incentive-based pay system for corporate and regional management.

We believe that our leadership at the store level represents some of the best talent in the industry. Our regional executives and store general managers are proven leaders in their local markets and have many years of experience in the automotive retail industry. In addition, our continued focus on college recruiting, training, development, and retention is designed to maintain our talented management pool. See “Business Strategy—Investment in Human Capital” below for further description of certain of our training programs.

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

Experienced Corporate Management

We have a corporate management team that has served in prominent leadership positions within the automotive industry.

Charles R. Oglesby has served as our President and Chief Executive Officer since May 2007. Prior to serving as President and Chief Executive Officer, Mr. Oglesby served as our Senior Vice President and Chief Operating Officer from September 2006 to May 2007. Mr. Oglesby served as the Chief Executive Officer of our Nalley Automotive Group and North Point Auto Group from August 2004 until March 2007. Mr. Oglesby originally joined us as President and Chief Executive Officer of our North Point Auto Group in February 2002. Prior to joining our company, Mr. Oglesby served as President of the First America Automotive Group in San Francisco, California.

Craig T. Monaghan has served as the Senior Vice President and Chief Financial Officer of the Company since May 2008. Prior to joining the Company, Mr. Monaghan served as the Chief Financial Officer at Sears Holdings Corp. between September 2006 and January 2007. From May 2000 to August 2006, he served as Executive Vice President and Chief Financial Officer of AutoNation, Inc., the nation’s largest automotive retailer.

Centralized Administrative and Strategic Functions

Our corporate headquarters are located in Duluth, Georgia. The corporate office is responsible for the capital structure of the business and its expansion and operating strategy. The implementation of our operational strategy rests with each dealership management team based on the policies and procedures established and promulgated by the corporate office. Furthermore, we employ professional management practices in all aspects of our operations, including information technology and employee training. Our dealership operations are complemented by regionally centralized technology and strategic and financial controls, as well as shared market intelligence throughout the organization. Corporate and dealership management utilize computer-based management information systems to monitor each dealership’s sales, profitability and inventory on a regular basis.

While in the past we have used various companies to provide our dealer management systems for the data processed at our dealerships, in October 2007, we executed an agreement with DealerTrack Holdings, Inc. (“DealerTrack”). DealerTrack’s Arkona dealer management system will become our sole dealer management system. We began this conversion in late 2007, and anticipate that all of our dealerships will use the Arkona dealer management system by 2010. As of December 31, 2008, 35% of our dealerships were converted to the Arkona dealer management system. We expect to achieve an annualized cost savings of approximately $3.5 million annually in our data processing costs upon the completion of our conversion to the Arkona dealer management system. Furthermore, we expect that moving toward a single dealer management system through which all our dealerships will process information will create a more efficient retail operation that will result in a better experience for our customers.

We consolidate financial, accounting and operational data received from our dealerships nationwide through a private communication network. The information from the dealer systems is aggregated at our corporate headquarters to create a consolidated view of the business using Hyperion financial products. Our information technology approach enables us to integrate and aggregate the information from a new acquisition. By creating a connection over our private network between the dealer management system and corporate Hyperion financial products, corporate management can view the financial, accounting and operational data of the newly acquired dealership. Hyperion’s products allow us to review operating and financial data at a variety of levels. For example, from our headquarters, management can review the performance of any specific department (e.g., parts and services) at any particular dealership. This system also allows us to compile and monitor our consolidated financial results in a shorter amount of time.

Investment in Human Capital

We recognize that our ability to grow our new vehicle sales is impacted by external factors, including the manufacturers’ (i) ability to develop vehicles that meet the consumers’ satisfaction and vehicles that consumers desire, (ii) rebates and incentives, as well as (iii) consumer confidence, (iv) gas prices, (v) interest rates, (vi) the availability of credit for consumers and (vii) other economic factors. Growth in our parts and service business is dependent on our ability to generate long-term customer relationships and having our customers return to our stores for service and repairs. Our finance and insurance business is dependent on our ability to arrange financing for our customers through third-party lenders. In each revenue source of our business, our ability to capture the customer and “close the deal” will enable us to generate revenue. In our effort to improve the profitability of all of our revenue sources and set us apart from our competitors, we invest in the training and growth of our employees.

In an effort to provide superior customer service to our customers, our finance and insurance managers, our new and used sales managers and our sales force are certified in the areas of compliance and ethics through third-party programs or internally developed programs. These employees attend classes or seminars on compliance and ethics as such topics relate to the automotive retailing industry, and more specifically, finance and insurance for the finance and insurance managers, and are then required to pass a written examination on these subjects in order to receive certification. The employees are required to renew their certification annually, which ensures their knowledge of compliance and ethics is current. Furthermore, we believe that by certifying these employees, we build the knowledge base of our employees, which improves morale and performance.

In addition, our parts and service employees undergo training provided by the vehicle manufacturers and certain of our vendors, as well as training arranged by dealership management, as needed, addressing various aspects of our parts and service business. Our parts and service employees are trained so that they can offer new car clinics and service clinics to our customers. We believe that as the knowledge base of our parts and service employees increases, we not only build their confidence and improve their performance, but also provide better experience for our customers as they interact with those employees. We believe that a customer who has a positive experience with one of our employees will be a repeat customer, which will lead to the continued growth of our business. We also have a policy that requires all finance and insurance personnel to go through a standard certification process and undergo continuing eduction in the areas of legal, regulatory and ethical compliance matters.

Our corporate and regional executives have also benefited from attending a management training program to assist them in setting and reaching personal and professional goals, and the effective management of their staffs. Through exposure to such training programs, we empower our corporate and regional executive team to work together more efficiently in the management of the business and its employees. We believe that a motivated management team will have a direct, positive effect on the business. With a highly motivated and goal-oriented workforce, we believe that we can continue to generate improved results.

Dealership Portfolio Management

We intend to continue to evaluate acquisition opportunities. In the past, we have focused our acquisition strategy on establishing a presence in new markets through the purchase of multiple individual franchises or through the acquisition of large, profitable and well-managed dealership groups with leading market positions. Our present strategy is to become the leader in every market in which we currently operate. As such, we intend to evaluate tuck-in acquisitions that complement our current dealerships.

Tuck-in acquisitions are typically re-branded immediately after acquisition and operate thereafter under our respective local brand name. By focusing on geographic and brand diversity, we seek to manage economic risk and drive growth and profitability. Because we own dealerships of all major brands and avoid significant concentration with one manufacturer, we are well-positioned to respond to changing customer preferences. We believe that these tuck-in acquisitions have facilitated, and will continue to facilitate, our regional operating efficiencies and cost savings. In addition, we have generally been able to improve the gross profits of tuck-in acquisitions within twelve months following the acquisition. We believe this is due to a number of factors, including:

•	improvement in finance and insurance per vehicle sold;

•	additional cost savings in finance, insurance and warranty products because of the size of our company;

•	greater utilization of service bays acquired in the acquisition;

•	improved management practices; and

•	enhanced unit sales volumes related to the strength of our local brand names.

We will also evaluate opportunities to acquire large dealership groups or to enter new markets as such opportunities become available.

We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location and from time to time, we may seek to sell certain of our dealerships to raise capital or to refine our dealership portfolio. However, there can be no assurance that we will be able to sell our dealerships on terms reasonable to us.

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

We continually evaluate innovative ways, and implement new technology, to improve the buying experience for our customers, and believe that our ability to share best practices across our dealerships gives us an advantage over independent dealerships. For example, our customer relations management tool facilitates communications with our customers before, during and after the sale. Our “Auto Exchange” system continues to be our used car inventory management tool. All of our stores have access to these tools to drive the performance of our employees and enhance customer service. See also the discussion above under “Business Strategy—Centralized Administrative and Strategic Functions” for a discussion of our expectation of how the use of the Arkona dealer management system will improve the customer experience.

In addition, our service and repair operations are an integral part of our overall approach to customer service, providing an opportunity to foster ongoing relationships and improve customer loyalty. We continue to train our skilled technicians and service advisors to ensure that our customers continue to receive excellent service. We intend to invest in the human capital necessary to ensure that this aspect of our business continues to expand.

Marketing

Our advertising and marketing efforts are focused at the local market level, with the aim of building our business with a broad base of repeat, referral and new customers. We spend the majority of our advertising dollars on television advertising, followed by Internet-based advertising, including lead generation, radio, print, direct mail and the yellow pages. In addition, we also use electronic mail to assist our marketing efforts and to stay in contact with our customers.

The automotive retail industry has traditionally used locally produced, largely non-professional materials for advertising, often developed under the direction of each dealership’s general manager. However, we have chosen to create common marketing materials for our brand names using professional advertising agencies. Our total company advertising expense from continuing operations was $43.5 million for the year ended December 31, 2008, which translates into an average of $322 per retail vehicle sold. In addition, manufacturers’ direct advertising spending in support of their brands has historically been a significant component of the total amount spent on new car advertising in the United States.

Competition

In new vehicle sales, our dealerships compete with other franchised dealerships in their regions. We do not have any cost advantage in purchasing new vehicles from the manufacturers. Instead, we rely on advertising and merchandising, sales expertise, service reputation, strong local brand names and location of our dealerships to sell new vehicles. Our used vehicle operations compete with other franchised dealers, independent used car dealers, Internet-based vehicle brokers and private parties for supply and resale of used vehicles. See “Risk Factors—Other Risks—Substantial competition in automobile sales and services may adversely affect our profitability.”

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

We compete with other national dealer groups and individual investors for acquisitions. Some of our competitors may have greater financial resources and the market may increase acquisition pricing of target dealerships. See “Risk Factors—Risks Related to our Dealership Portfolio Management –There is competition to acquire automotive dealerships, and we may not be able to fully implement our growth through acquisition strategy if attractive targets are acquired by competing buyers or if the market drives prices to the point where an acceptable rate of return is not achievable.”

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

The allocation of new vehicles among dealerships is subject to the discretion of the manufacturer, and generally does not guarantee the dealership exclusivity within a given territory. Most dealer agreements impose requirements on virtually every aspect of the dealer’s operations. For example, most of our dealer agreements contain provisions and standards related to:

•	inventories of new vehicles and manufacturer replacement parts;

•	the maintenance of minimum net working capital and in some cases minimum net worth;

•	the achievement of certain sales and customer satisfaction targets;

•	advertising and marketing practices;

•	facilities and signs;

•	products offered to customers;

•	dealership management;

•	personnel training;

•	information systems; and

•	dealership monthly and annual financial reporting.

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

Provisions for Termination or Non-renewal of Dealer and Framework Agreements. Certain of our dealer agreements expire after a specified period of time, ranging from one year to eight years, while other of our agreements have a perpetual term. We expect to renew expiring agreements in the ordinary course of business. However, typical dealer agreements give the manufacturer the right to terminate or the option of non-renewal of the dealer agreements under certain circumstances, including:

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

See “Risk Factors—Risk Factors Related to Our Dependence on Vehicle Manufacturers—If we fail to obtain renewals of one or more of our dealer and framework agreements on favorable terms, if certain of our franchises are terminated, or if certain manufacturers’ rights under their agreements with us are triggered, our operations may be adversely affected,” for a further discussion of the risks related to the termination or non-renewal of our dealer and framework agreements. While our dealer agreements may be terminated or not renewed for the reasons listed above, it is possible to negotiate a waiver of termination or non-renewal with the manufacturer.

Regulations

We operate in a highly regulated industry. Under various state laws each of our dealerships must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. In addition, we are subject to federal, state and local laws regulating the conduct of our business including:

•	advertising;

•	motor vehicle and retail installment sales practices;

•	leasing;

•	sales of finance, insurance and vehicle protection products;

•	consumer credit; deceptive trade practices;

•	consumer protection;

•	consumer privacy;

•	money laundering;

•	environmental;

•	land use and zoning; and

•	health and safety and employment practices.

Our business is also subject to laws and regulations generally relating to corporate entities. We actively make efforts to assure we are in compliance with these laws and related regulations. See “Risk Factors—Other Risks—Government regulations and environment regulation compliance costs may adversely affect our profitability.”

We benefit from the protection of state dealer laws which limit a manufacturer’s ability to terminate or refuse to renew a franchise agreement, provide dealers with protest rights with respect to the addition of dealerships within proscribed geographic areas, and protect dealers against manufacturers unreasonably withholding consent to proposed changes in ownership of dealerships. However, some framework agreements attempt to limit the protection of state dealer laws. See “Risk Factors—Risks Related to Our Dependence On Vehicle Manufacturers—The reorganization or bankruptcy of one or more of the vehicle manufacturers could have a material adverse effect on our operations; and—If state dealer laws that protect automotive retailers are repealed, weakened or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements.”

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

Environmental laws and regulations are very complex and it has become difficult for businesses that routinely handle hazardous and non-hazardous wastes to achieve and maintain full compliance with all applicable environmental laws. From time to time we experience incidents and encounter conditions that will not be in compliance with environmental laws and regulations. However, none of our dealerships has been subject to any material environmental liabilities in the past, nor do we know of any fact or condition that would result in any material environmental liabilities being incurred in the future. Nevertheless, environmental laws and regulations and their interpretation and enforcement change frequently and we believe that the trend of more expansive and stricter environmental legislation and regulations is likely to continue. As a result, there can be no assurance that compliance with environmental laws or regulations or the future discovery of unknown environmental conditions will not require additional expenditures by us, or that such expenditures would not be material. Our operations are subject to substantial laws and regulations and related claims and proceedings, any of which could adversely affect our business and financial results.

Employees

As of December 31, 2008, we employed approximately 7,300 people. We believe our relationship with our employees is favorable. We do not have employees that are represented by a labor union. In the future, we may acquire additional businesses that have unionized employees. Certain of our facilities are located in areas of high union concentration, and such facilities are susceptible to union-organizing activity. In addition, because of our dependence on vehicle manufacturers, we may be affected adversely by labor strikes, work slowdowns and walkouts at vehicle manufacturers’ production facilities and transportation modes.

Insurance

Because of their vehicle inventory and the nature of the automotive retail business, automobile retail dealerships generally require significant levels of insurance covering a broad variety of risks. Our insurance program includes multiple umbrella policies with a total per occurrence and aggregate limit of $100.0 million. We also have directors and officers insurance, real property insurance, comprehensive coverage for our vehicle inventory, general liability, worker’s compensation, employee medical and employee dishonesty insurance.

Item 1A.	Risk Factors

In addition to the other information in this report, you should consider carefully the following risk factors when evaluating our business.

RISKS RELATED TO OUR COMPANY

If we are unable to generate sufficient cash, our ability to service our debt may be materially adversely affected, and our failure to comply with certain covenants in our debt, mortgage and lease agreements could adversely affect our ability to access our revolving credit facilities and adversely affect our ability to conduct our business.

We have substantial debt service obligations. As of December 31, 2008, we had total debt of $620.7 million, excluding floor plan notes payable and the effects of our terminated fair value hedge on our 8% Senior Subordinated Notes due 2014 (the “8% Notes). In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures or for other purposes, subject to the restrictions contained in our BofA Revolving Credit Facility, our JPMorgan Used Vehicle Floor Plan Facility and the indentures governing our 8% Notes and our 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”). We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.

In addition, we have operating and financial restrictions and covenants in certain of our leases and in our debt instruments, including our revolving credit facilities with Bank of America, N.A. and JPMorgan Chase Bank N.A., the indentures under our 8% Notes and our 7.625% Notes and the mortgage agreements or guarantees for mortgages held with Wachovia Bank, National Association, Wachovia Financial Services, Inc., BMW Financial Services NA, LLC and Wells Fargo, N.A. These restrictions and covenants limit, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments).

Because of the uncertainties regarding our compliance with financial covenants during 2009, as discussed below, our independent registered public accounting firm included an explanatory paragraph that indicated there is uncertainty that we will remain in compliance with certain covenants in our debt agreements and that condition raises substantial doubt about our ability to continue as a going concern in its audit report for our 2008 financial statements. The inclusion of this going concern explanatory paragraph constituted a default under our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility and our floor plan facilities with General Motors Acceptance Corporation. We obtained waivers with respect to these defaults from the relevant lenders prior to the filing of this Form 10-K with the U.S. Securities and Exchange Commission. However, there can be no assurances that (i) our independent public accounting firm will not issue a similar opinion in the future; (ii) we would be able to obtain waivers to our financial covenants; or (iii) we can repurchase debt as needed to remain compliant under our financial covenants.

Our revolving credit facilities, mortgages and/or guarantees related to such mortgages, and certain of our lease agreements require us to maintain certain financial ratios. As of December 31, 2008, we were in compliance with all of these covenants. In order to satisfy certain of our financial covenants in 2008, we relied in part upon income recognized in connection with our purchases of $59.8 million of our outstanding debt securities at a significant discount. These purchases generated approximately $34.2 million of income before tax in 2008. We expect that we may need to engage in similar purchases in order to satisfy our financial covenants during 2009. We cannot give any assurance that we will be able to make such repurchases in 2009 in amounts and at prices sufficient to satisfy our covenants and our ability to comply with these ratios, including our ability to repurchase debt significantly below face value, may be affected by events beyond our control. Our Board of Directors has authorized us to use an additional $50.0 million in cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from asset sales during any given calendar year.

Failure to satisfy any of these covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings unless compliance with the covenants is waived. Obtaining such waivers often requires the payment to the bank lenders of certain fees. If we fail to satisfy any of these covenants, we could be required to apply our available cash to repay these borrowings and we could be prevented from making debt service payments on our 8% Notes, our 7.625% Notes, and our 3% Senior Subordinated Convertible Notes due 2012. In many cases, defaults under one of our agreements could trigger cross default provisions in our other agreements. If we are unable to comply with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. In light of current depressed conditions in the automotive industry and the exceptionally difficult current conditions in the credit markets generally, we cannot give any assurance that we would be able to successfully take these actions.

A number of our dealerships are located on properties that we lease. Certain of the leases governing such properties have certain covenants with which we must comply. If we fail to comply with the covenants under our leases, the respective landlords could, among other remedies, terminate the leases and seek damages which could equal the amount to which the accelerated rents under the applicable lease for the remainder of the lease term exceeds the fair market rent over the same periods or evict us from the property.

We have significant indebtedness, which may limit our flexibility to manage our business.

Our indebtedness and lease obligations could have important consequences to us, including the following:

•	our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

•

a substantial portion of our current cash flow from operations must be dedicated to the payment of principal on our indebtedness, thereby reducing the funds available to us for our operations and other purposes;

•	some of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates; and

•

we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changing market conditions and regulations.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

In particular, availability of funds from those markets generally has diminished significantly, while the cost of raising money in the debt and equity capital markets has increased substantially. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to current debt, and reduced and, in some cases, ceased to provide funding to borrowers.

If the retail environment continues to be challenging and our dealerships are unable to generate sufficient cash, our liquidity position may be materially adversely affected and may impact our ability to continue as a going concern.

The automotive retail environment experienced an unprecedented challenging environment during 2008, and we expect that the environment in 2009 will continue to be challenging. Excluding the impact of impairment expenses, we expect to experience lower net income in 2009 as compared to 2008, as a result of (i) our expectation of 2009 U.S. new vehicle unit sales between 10.0 million and 11.0 million, which had been above 16.0 million since 1999, and was 13.2 million for 2008, (ii) retail margins continuing to decrease while manufacturers bring supply in line with demand, and (iii) continued difficulty for consumers to secure vehicle financing.

If we are unable to generate sufficient operating cash flow, we may need to sell certain of our dealerships or other assets and borrow under our existing credit facilities to generate cash to sustain our operations. In the current economic environment, there can be no assurance that, if necessary, we will be able to sell our dealerships and other assets in a timely manner and on reasonable terms, if at all. Furthermore, in the event we are required to sell dealership assets to maintain our liquidity, the sale of a material portion of such assets could have an adverse effect on our revenue stream, the size of our operations and the efficiencies that are generated from being a certain corporate size. If we are unable to generate sufficient operating cash flow or execute the sale of our assets in a timely and lucrative manner, our liquidity may be materially adversely affected, which could impact our ability to continue as a going concern.

Although we currently have funds available for borrowings under our credit facilities to finance our operations, our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy, failure, collapse or sale. The inability to draw cash under our credit facilities due to any such event facing any one of our lenders would have a material adverse effect on our liquidity and operations. See also, “Risk Factors—Risks Related to our Company—Recent turmoil in the credit markets and financial services industry could negatively impact our business, results of operations, financial condition or liquidity” below.

Recent turmoil in the credit markets and financial services industry could negatively impact our business, results of operations, financial condition or liquidity.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, an unprecedented level of intervention from the United States federal government and other foreign governments and tighter availability of credit. While the ultimate outcome of these events cannot be predicted, they could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations or obtain credit from creditors were to be impaired.

We currently have revolving credit facilities with Bank of America, JPMorgan Chase Bank, N.A., and a syndicate of other banks under those credit facilities, and we have hedge transactions in place with Wells Fargo, N.A., Wachovia Financial Services, Inc., Goldman Sachs & Co. and Deutsche Bank AG, London Branch. If any of these financial institutions that have extended credit commitments to us or have entered into hedge or similar transactions with us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us or otherwise fulfill their obligations under the relevant transactions, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

The recent events in the credit markets and financial services industry have generally made equity and debt financing more difficult to obtain. If these recent trends continue, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that further restrict our business, beyond the operating covenants currently in place.

In addition, the current economic crisis could also adversely impact our customers' ability to purchase or pay for vehicles or other products and services from us or adversely affect the manufacturers’ ability to provide us with vehicles, either of which could negatively impact our business and results of operations. See also, “Risk Factors—Risks Related to the Automotive Retail Industry—A decline of available consumer financing may adversely affect our sales of vehicles and the results of our business” below.

If economic conditions in the United States do not improve, and the capital markets remain depressed causing a further negative impact on our stock price, such negative effect on our stock price could jeopardize our listing on the NYSE and affect our ability to raise equity in the future.

The United States economy has been in a recession since December 2007, according to the National Bureau of Economic Research, and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. These general economic conditions have had an adverse effect on the capital markets, causing a sharp decline in the overall stock market and the price of shares of stock in the automotive retailing sector of the economy. On December 31, 2008, our common stock closed at $4.57 on the NYSE and we had a market capitalization of approximately $146.0 million, representing a 70% and 69% decline in our stock price and market capitalization, respectively, from December 31, 2007. As of March 12, 2009, our common stock closed at $2.13 and we had a market capitalization of approximately $68.0 million.

Market or business conditions may continue to decline, and may continue to have a negative impact on our stock price. If our common stock were to trade at an average 30-day closing market price of less than $1 per share and/or our equity market capitalization fell under the $25.0 million minimum requirement of the NYSE, our common stock could be removed from the NYSE and traded in the over the counter market. All of these factors, along with otherwise volatile equity market conditions, could limit our ability to raise new equity capital in the future.

Our capital costs and our results of operations may be materially and adversely affected by changes in interest rates.

We generally finance our purchases of new vehicle inventory and have the ability to finance the purchase of used vehicle inventory using floor plan credit facilities under which we are charged interest at floating rates. In addition, we have the ability to obtain capital for general corporate purposes, dealership acquisitions and property purchases and improvements under predominantly floating interest rate credit facilities. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. Given our debt composition as of December 31, 2008, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by $7.3 million.

RISKS RELATED TO OUR DEPENDENCE ON VEHICLE MANUFACTURERS

The reorganization or bankruptcy of one or more of the vehicle manufacturers could have a material adverse effect on our operations.

Certain vehicle manufacturers have incurred substantial operating losses in recent years and have required government bailout funds. Sustained periods of poor financial performance by a manufacturer may cause it to seek protection from creditors in bankruptcy. A reorganization by a manufacturer may, among other things, result in a delay in the introduction of new or competitive makes or models, an elimination of dealership locations, an elimination of certain makes or models, a decrease in the value of our inventory as consumer demand drops, a disruption in delivery or availability of service or parts, a delay or failure to reimburse us for warranty work and holdback receivables, a disruption in vehicle deliveries to our dealerships, or a significant disruption in the availability of consumer credit for the purchase or lease of vehicles or negative changes in the terms of such financing. If an attempted reorganization proves unsuccessful for the manufacturer, the continued financial distress could result in the cessation of its operations.

In the event of a bankruptcy by a vehicle manufacturer, among other things: (i) the manufacturer could seek to terminate all or certain of our franchises, and their efforts may be successful if the state dealership laws that limit their ability to terminate our franchise agreements are superseded by federal bankruptcy laws, (ii) if the manufacturer is successful in terminating all or certain of our franchises, we may not receive adequate compensation for them, (iii) we may not be able to collect some or all of our receivables that are due from such manufacturer and we may be subject to preference claims relating to payments to us made by such manufacturer prior to bankruptcy, (iv) our cost to obtain financing for our new vehicle inventory may increase with such manufacturer’s captive finance subsidiary or the manufacturer’s captive finance subsidiary may no longer provide financing for our new vehicle inventory, which may cause us to finance our new vehicle inventory with alternate finance sources on less favorable terms, (v) consumer demand for such manufacturer’s products could be materially adversely affected, especially if costs related to improving such manufacturer’s poor financial condition are imputed to the price of its products, (vi) may result in a significant disruption in the availability of consumer credit to purchase or lease vehicles or negative changes in the terms of such financing, which may negatively impact our sales, (vii) there may be a reduction in the value of receivables and inventory associated with that manufacturer and (viii) there may be an impairment of our manufacturer franchise rights, to the extent that such franchise rights are included in our consolidated balance sheet. The occurrence of any one or more of the above-mentioned events could have a material adverse effect on our business and results of operations.

Our exposure in these areas of our inventory and manufacturer receivables, net of amounts due to manufacturers, as of December 31, 2008, together with comparative data as of December 31, 2007, are as follows:

(in millions)	December 31, 2008	December 31, 2007
Chrysler Brands
New vehicle inventory	$21.0	$34.2
Parts inventory	1.9	2.0
Receivables, net of payables of $0.6 million and $0.9 million, respectively	0.7	1.0

General Motors Brands
New vehicle inventory	49.0	60.5
Parts inventory	2.9	3.1
Receivables, net of payables of $0.0 million and $0.1 million, respectively	2.0	2.8
Manufacturer franchise rights	0.3	5.0

Ford Brands
New vehicle inventory	54.8	72.0
Parts inventory	3.3	3.7
Receivables, net of payables of $0.4 million	3.4	4.3
Manufacturer franchise rights	3.3	4.5

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

If we fail to obtain renewals of one or more of our dealer and framework agreements on favorable terms, if certain of our franchises are terminated, or if certain manufacturers’ rights under their agreements with us are triggered, our operations may be adversely affected.

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

Our franchise agreements may be terminated or not renewed by manufacturers for a number of reasons, and many of the manufacturers have the right to direct us to divest our dealerships if there is a default under the franchise agreement, an unapproved change of control, or other unapproved events. Although we currently have certain dealer agreements that will expire during 2009, and we expect that these agreements will be renewed, there can be no assurances that we will be able to renew these agreements or that we will be able to obtain renewals on favorable terms. Most of our dealer agreements also provide the manufacturer with the right of first refusal to purchase from us any franchise we seek to sell. Our results of operations may be materially and adversely affected to the extent that our franchise rights become compromised or our operations restricted due to the terms of our dealer agreements or if we lose franchises representing a significant source of our revenues.

If we fail to comply with the financial covenants contained in certain of our framework agreements, the manufacturers who are parties to such agreements may terminate our dealer agreements with them and cause us to divest our dealerships with them, which would have a material adverse effect on our business.

Certain of our manufacturers require us to meet certain financial ratios. Our failure to comply with these ratios gives the manufacturer the right to reject proposed acquisitions, and may give them the right to repurchase their franchises for fair value. The inability to acquire additional dealerships could inhibit the growth of our business, and the repurchase of our dealerships by the manufacturers may have a material adverse effect on our operations.

Our failure to meet manufacturer consumer satisfaction, financial or sales performance requirements may adversely affect our ability to acquire new dealerships and our profitability.

Many manufacturers attempt to measure customers’ satisfaction with their experience in our sales and service departments through rating systems that are generally known in the automotive retailing industry as consumer satisfaction indexes (“CSI”). CSI ratings are in addition to the right of manufacturers to monitor the financial and sales performance of dealerships. At the time we acquire a dealership or enter into a new dealership or framework agreement, several manufacturers establish sales or performance criteria for that dealership. These criteria have been modified by various manufacturers from time to time in the past, and we cannot assure you that they will not be further modified or replaced by different criteria in the future. Some of our dealerships have had difficulty from time to time meeting these standards. We cannot assure you that our dealerships will be able to comply with these standards in the future.

In addition, manufacturers may use these criteria as factors in evaluating applications for acquisitions. A manufacturer may refuse to consent to our acquisition of one of its franchises if it determines our dealerships do not comply with its performance standards. This may impede our ability to execute acquisitions and hinder our ability to grow. In addition, we receive payments and incentives from certain manufacturers based, in part, on CSI scores, and future payments may be materially reduced or eliminated if our CSI scores decline.

Manufacturers’ restrictions on acquisitions or divestitures may limit our future growth and impact our profitability.

We are generally required to obtain manufacturer consent before we can acquire any additional dealerships. In addition, many of our dealer and framework agreements require that we meet certain customer service and sales performance standards as a condition to additional dealership acquisitions. We cannot assure you that we will meet these performance standards or that manufacturers will consent to future acquisitions, which may prevent us from being able to take advantage of market opportunities and restrict our ability to expand our business. The process of applying for and obtaining manufacturer consents can take a significant amount of time, generally 60 to 90 days or more. Delays in consummating acquisitions caused by this process may negatively affect our ability to acquire dealerships that we believe will produce acquisition synergies and integrate well into our overall growth strategy. In addition, manufacturers typically establish minimum capital requirements for each of their dealerships on a case-by-case basis. As a condition to granting consent to a proposed acquisition, a manufacturer may require us to remodel and upgrade our facilities and capitalize the subject dealership at levels we would not otherwise choose, causing us to divert our financial resources from uses that management believes may be of higher long-term value to us. Furthermore, the exercise by manufacturers of their right of first refusal to acquire a dealership may prevent us from acquiring dealerships that we have identified as important to our growth, thereby having an adverse affect on our ability to grow through acquisitions.

Likewise, from time to time, we may determine that it is in our best interest to divest of a dealership. Parties that are interested in acquiring our dealership must also seek the consent of the manufacturers. The refusal by the manufacturer to approve a potential buyer would delay the divestiture of the dealership, as we would either have to find another potential buyer or wait until the buyer is able to meet the requirements of the manufacturer. A delay in the sale of a dealership may have a negative impact on our profitability and an adverse affect on our business.

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

Applicable state dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth “good cause” and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. We have framework agreements with certain of our manufacturers. Among other provisions, these agreements attempt to limit the protections available to dealers under state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their dealer agreements upon expiration. Furthermore, if a manufacturer seeks protection from creditors in bankruptcy, it is possible that the federal bankruptcy laws may supersede the state laws which protect automotive retailers. See also, “Risk Factors —Risk Factors Related to our Dependence on Vehicle Manufacturers—The reorganization or bankruptcy of one or more of the vehicle manufacturers could have a material adverse effect on our operations.” See “Business—Dealer and Framework Agreements—Regulations.”

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

For the year ended December 31, 2008, brands representing 5% or more of our revenues from new light vehicle retail sales were as follows:

Brand	% of Total New Light Vehicle Retail Sales
Honda	25%
Nissan	11%
Toyota	10%
BMW	9%
Mercedes-Benz	8%
Lexus	6%
Ford	6%
Acura	5%

No other brand accounted for more than 5% of our total new light vehicle retail sales revenue for the year ended December 31, 2008.

If we fail to obtain a desirable mix of popular new vehicles from manufacturers, our profitability will be negatively impacted.

We depend on manufacturers to provide us with a desirable mix of popular new vehicles. Typically, popular vehicles produce the highest profit margins but tend to be the most difficult to obtain from manufacturers. Manufacturers generally allocate their vehicles among their franchised dealerships based on the sales history of each dealership and in some instances on the level of capital expenditures. If our dealerships experience prolonged periods of sales declines, those manufacturers may cut back their allotments of popular vehicles to our dealerships and new vehicle sales and profits may decline.

Furthermore, if a manufacturer fails to produce desirable vehicles or has a reputation for producing undesirable vehicles, and we own dealerships of that manufacturer, our revenues at those dealerships could be adversely affected as consumers veer their purchases toward more desirable brands, makes and models.

If automobile manufacturers reduce or discontinue incentive programs, our sales volumes may be adversely affected.

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

RISKS RELATED TO THE AUTOMOTIVE RETAIL INDUSTRY

A continued decline in consumer demand will adversely affect our profitability.

Our business is heavily dependent on consumer demand and preferences. We have witnessed severe economic conditions in the U.S. and globally in 2008 and the economic forecast for 2009 is equally bleak. The seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S. decreased to 10.3 million in the fourth quarter, compared to 16.2 million in U.S. industry-wide vehicle sales for the full-year of 2007. Our revenues will be materially and adversely affected if the downward trend in overall levels of consumer spending is not reversed. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income, credit availability and interest rates. The current economic climate in the United States and future recessions may have a material adverse effect on our retail business, particularly sales of new and used automobiles. In addition, fuel prices in 2008 reached historically high levels. Significant or sustained increases in gasoline prices could cause a reduction in automobile purchases and a shift in buying patterns from luxury or SUV models (which typically provide higher profit margins to retailers) to smaller, more economical vehicles (which typically have lower profit margins). A continued preference for smaller, more economic vehicles with lower profit margins by consumers may have an adverse affect on our revenues and results of operations.

A decline of available consumer financing may adversely affect our sales of vehicles and the results of our business.

The majority of vehicle buyers finance their purchases, particularly those seeking to purchase used vehicles. During 2008, consumers experienced a decline in the availability of credit due to a tightening of the lending markets. If there is a continued decline in the availability of credit or an increase in the cost to consumers for such credit, and such decline is sustained over several periods, the ability of consumers to purchase vehicles could be limited, resulting in a decline in our vehicle sales. Retail sales of used vehicles generally have higher gross margins than new vehicles. A decline in our vehicle sales could have a material adverse effect on our revenues and an adverse effect on our profitability.

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

The majority of vehicle buyers, particularly those seeking to purchase used vehicles, finance the purchase of such vehicles. Sub-prime lenders have historically provided financing to those buyers who, for a number of reasons, do not have access to traditional financing, including those buyers who have a poor credit history or lack the down payment necessary to purchase a vehicle. Sub-prime lenders have become more stringent with their credit standards, which has made it more difficult for consumers needing sub-prime financing to obtain credit. Furthermore, the sub-prime lenders may continue to apply higher standards in the future. If there is a continuous decline in the availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited, resulting in a decline in our used vehicle sales. Retail sales of used vehicles generally have higher gross margins than new vehicles. A decline in our used vehicle sales could have a material adverse effect on our revenues and profitability.

The results of our second and third quarter results may be disproportionately affected by adverse conditions.

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

A portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. The relative weakness of the U.S. dollar against foreign currencies may adversely affect our cost of purchasing certain vehicles, which may also result in an increase in the retail price of such vehicles, which could discourage consumers from purchasing such vehicles. This could adversely impact our profitability.

RISKS RELATED TO OUR DEALERSHIP PORTFOLIO MANAGEMENT

If we are unable to acquire and successfully integrate additional dealerships, we will be unable to realize desired results and acquired operations may drain resources from comparatively profitable operations.

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

Government regulations and environmental regulation compliance costs may adversely affect our profitability.

We are subject to a wide range of federal, state and local laws and regulations, including local licensing requirements. These laws regulate the conduct of our business, including:

•	motor vehicle and retail installment sales practices;

•	leasing;

•	sales of finance, insurance and vehicle protection products;

•	consumer credit; deceptive trade practices;

•	consumer protection;

•	consumer privacy;

•	money laundering;

•	advertising;

•	land use and zoning; and

•	health and safety and employment practices.

Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of wastes and remediation of contamination arising from spills and releases. In addition, we may also have liability in connection with materials that were sent to third-party recycling, treatment and/or disposal facilities under federal and state statutes. These federal and state statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Similar to many of our competitors, we have incurred and will continue to incur capital and operating expenditures and other costs in complying with such federal and state statutes.

If we or our employees at the individual dealerships violate or are alleged to violate these laws and regulations, we could be subject to individual or consumer class actions, administrative, civil or criminal actions investigations or actions and adverse publicity. Such actions could expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations. Some jurisdictions regulate finance fees and administrative or document fees that may be charged in connection with vehicle sales, which could restrict our ability to generate revenue from these activities.

Future changes in financial accounting standards or practices or existing taxation rules or practices may affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, during 2008, the Financial Accounting Standards Board (“FASB”) issued FSP–ABA 14-a, which changed the accounting for convertible debt that may be settled in cash upon conversion. FSP-ABA 14-a will cause an increase to our interest expense by $1.7 million in 2009.

The loss of key personnel may adversely affect our business.

Our success depends to a significant degree upon the continued contributions of our management team. Manufacturer dealer or framework agreements may require the prior approval of the applicable manufacturer before any change is made in dealership general managers or other management positions. The loss of the services of one or more of these key employees may materially impair the profitability of our operations.

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

We depend on our executive officers as well as other key personnel. Most of our key personnel are not bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Further, we do not maintain “key man” life insurance policies on any of our executive officers or key personnel. If we are unable to retain our key personnel, we may be unable to successfully develop and implement our business plans.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters, which is located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia. In addition, as of December 31, 2008, we had 115 franchises situated in 87 dealership locations throughout 11 states. As of December 31, 2008, we leased 52 of these locations and owned the remainder. We have three locations in North Carolina, one location in Mississippi and one location in St. Louis where we lease the land but own the building facilities. These locations are included in the leased column of the table below. In addition, we operate 25 collision repair centers. We lease 13 of these collision repair centers and own the remainder.

	Dealership Locations			Collision Repair Centers
	Owned	Leased		Owned	Leased
Coggin Automotive Group	11	6	(a)	5	2
Courtesy Autogroup	—	9		—	2
Crown Automotive Company	7	10		1	1
David McDavid Auto Group	5	2		2	3
Gray-Daniels Auto Family	1	5		—	1
Nalley Automotive Group	5	11		3	2
California Dealerships	—	4	(b)	—	—
Northpoint Auto Group	2	4		1	1
Plaza Motor Company	4	1		—	1

Total	35	52		12	13

(a)	Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.
(b)	Includes three pending divestitures as of December 31, 2008.

Item 3.	Legal Proceedings

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

On August 27, 2008, a U.S. District Court jury in Portland, Oregon reached a verdict against one of our subsidiaries in an action by four former salesmen alleging claims related to a hostile work environment at our former Thomason Toyota dealership in Gladstone, Oregon. We sold the Thomason Toyota dealership in 2006, though the alleged conduct involved in this matter occurred in 2005. During trial, the court dismissed the plaintiffs’ claims for race discrimination and retaliation in employment as well as their claims for economic damages. The jury, however, awarded $19.0 million in total damages against our subsidiary consisting of $8.0 million in non-economic damages and $11.0 million in punitive damages.

In a post-trial opinion and order issued January 23, 2009, the U.S. District Court in Portland, Oregon reduced the total damages awarded against our subsidiary to $1.2 million consisting of $600,000 in non-economic damages and $600,000 in punitive damages. The court gave the plaintiffs the choice of either accepting the reduced award or proceeding with a new trial on damages.

We will seek to further reduce damages if the plaintiffs request a new trial and, if necessary, we will seek to overturn the verdict or seek to eliminate or further reduce damages on appeal to the U.S. Court of Appeals for the Ninth Circuit. We believe that the jury verdict is unsupported by both the evidence and the law, and that we will prevail on appeal.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “ABG”. Quarterly information concerning (i) our high and low closing sales price per share of our common stock as reported by the NYSE and (ii) the cash dividends that we paid to our stockholders, in 2008 and 2007, is as follows:

	High	Low	Dividend
			(per share)
Fiscal Year Ended December 31, 2007
First Quarter	$28.50	$22.94	$0.20
Second Quarter	29.82	24.22	0.20
Third Quarter	25.29	19.01	0.225
Fourth Quarter	21.27	14.84	0.225

Fiscal Year Ended December 31, 2008
First Quarter	$15.62	$12.19	$0.225
Second Quarter	17.39	12.85	0.225
Third Quarter	13.71	9.91	0.225
Fourth Quarter	10.92	2.00	—

On March 12, 2009, the last reported sale price of our common stock on the New York Stock Exchange was $2.13 per share, and there were approximately 90 record holders of our common stock.

The repurchase of stock and payment of dividends are subject to certain limitations under the terms of our 8% Notes, 7.625% Notes, BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility. Such limits are calculated by adding 50% of cumulative net income or subtracting 100% of cumulative net losses (the “Cumulative Net Income Basket”); however, under our most restrictive covenant we may spend $15.0 million in addition to amounts provided by the Cumulative Net Income Basket to repurchase common stock or pay dividends. As of December 31, 2008, our ability to repurchase common stock or pay dividends was limited to $2.4 million under our most restrictive covenant. In addition, notwithstanding the limitations mentioned above, we may spend up to $2.0 million per year to repurchase common stock.

Due to the challenging retail environment and the resulting decline in our profitability, in October 2008, our board of directors elected to suspend our dividend program.

PERFORMANCE GRAPH

The following graph furnished by the Company shows the value as of December 31, 2008, of a $100 investment in the Company’s common stock made on December 31, 2003 (with dividends reinvested), as compared with similar investments based on (i) the value of the S & P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc., Sonic Automotive, Inc., Group 1 Automotive, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The stock performance shown below is not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The accompanying (loss) income statement data for the years ended December 31, 2007, 2006, 2005, and 2004 have been reclassified to reflect the status of our discontinued operations as of December 31, 2008.

	For the Years Ended December 31,
(Loss) Income Statement Data:	2008	2007	2006	2005	2004
	(in millions, except per share data)
Revenues:
New vehicle	$2,705.8	$3,263.9	$3,294.7	$3,137.3	$2,841.9
Used vehicle	1,085.3	1,389.8	1,357.5	1,237.6	1,089.8
Parts and service	692.6	664.9	631.7	587.6	529.0
Finance and insurance, net	135.8	155.2	147.2	139.9	123.9

Total revenues	4,619.5	5,473.8	5,431.1	5,102.4	4,584.6
Cost of sales	3,862.3	4,621.0	4,601.5	4,334.5	3,896.1

Gross profit	757.2	852.8	829.6	767.9	688.5
Selling, general and administrative expenses	616.6	656.2	634.2	598.6	547.5
Depreciation and amortization	23.4	20.6	19.1	18.5	17.3
Impairment expenses	535.9	—	—	—	—
Other operating expense (income), net	1.3	1.0	(1.4)	0.6	(0.7)

(Loss) income from operations	(420.0)	175.0	177.7	150.2	124.4
Other income (expense):
Floor plan interest expense	(30.8)	(41.0)	(38.8)	(26.2)	(17.6)
Other interest expense	(40.1)	(39.1)	(43.9)	(40.7)	(38.7)
Interest income	1.5	4.3	5.1	1.0	0.7
Gain (loss) on extinguishment of long-term debt, net	32.5	(18.5)	(1.1)	—	—

Total other expense, net	(36.9)	(94.3)	(78.7)	(65.9)	(55.6)

(Loss) income before income taxes	(456.9)	80.7	99.0	84.3	68.8
Income tax (benefit) expense	(133.8)	29.0	37.3	31.6	25.6

(Loss) income from continuing operations	(323.1)	51.7	61.7	52.7	43.2
Discontinued operations, net of tax	(14.9)	(0.7)	(1.0)	8.4	6.9

Net (loss) income	$(338.0)	$51.0	$60.7	$61.1	$50.1

(Loss) income from continuing operations per common share:
Basic	$(10.19)	$1.59	$1.86	$1.61	$1.33

Diluted	$(10.19)	$1.55	$1.81	$1.60	$1.32

Cash dividends declared per common share	$0.68	$0.85	$0.40	$—	$—

	As of December 31,
Balance Sheet Data:	2008	2007	2006	2005	2004
	(in millions)
Working Capital	$165.2	$320.7	$412.0	$347.0	$295.5
Inventories(a)	689.5	782.8	780.1	728.7	769.4
Total assets	1,654.3	2,016.3	2,030.8	1,930.8	1,898.0
Floor plan notes payable(b)	633.4	683.8	704.7	631.2	658.4
Total debt	607.1	475.6	455.9	496.9	526.4
Total shareholders’ equity	222.7	584.2	611.8	547.8	481.7

(a)	Includes amounts classified as Assets held for sale on our consolidated balance sheets.
(b)	Includes amounts classified as Liabilities associated with assets held for sale on our consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are one of the largest automotive retailers in the United States operating 115 franchises (87 dealership locations) in 22 metropolitan markets within 11 states as of December 31, 2008. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. We offer 37 domestic and foreign brands of new vehicles, including 7 heavy truck brands. We also operate 25 collision repair centers that serve customers in our local markets.

During the third quarter of 2008, we initiated a phased restructuring plan, which included the relocation of our corporate offices and the reorganization of our retail network. We have moved our corporate headquarters to Duluth, Georgia and we expect to close our corporate offices in New York, New York, and Stamford, Connecticut, by the end of March 2009. Our retail network reorganization has reduced our operating structure to two regions, East and West, from our previous structure of four regions and two stand-alone platforms, and includes nine locally branded dealership groups: (i) our East region includes our Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando; our Courtesy dealerships operating in Tampa, Florida; our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia; and our Nalley dealerships operating in Atlanta, Georgia; and (ii) our West region includes our McDavid dealerships operating throughout Texas; our North Point dealerships operating in Little Rock, Arkansas; our California dealerships operating in Los Angeles, Sacramento and Fresno; our Plaza dealerships operating in St. Louis, Missouri; and our Gray Daniels dealerships operating in Jackson, Mississippi.

Our revenues are derived primarily from: (i) the sale of new vehicles to individual retail customers (“new light vehicle retail”), commercial customers (“fleet”) and new heavy trucks (“heavy trucks”) (the terms “new light vehicle retail,” “fleet” and “heavy trucks” being collectively referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (collectively referred to as “parts and service”); and (iv) the arrangement of vehicle financing and the sale of various insurance, warranty and maintenance products (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and F&I based on F&I per vehicle sold. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve full months.

Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy as well as our strong brand mix, which is heavily weighted towards luxury and mid-line import brands. Our vehicle sales have historically fluctuated with general, local and national economic conditions, including consumer confidence, availability of consumer credit and fuel prices. We believe that the impact on our business by any future negative trends in new vehicle sales will be partially mitigated by (i) the stability of our parts and service operations, (ii) the variable nature of significant components of our cost structure and (iii) our advantageous brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margin than used vehicle sales and sales of parts and services. As a result, when used vehicle and parts and service revenue increases as a percentage of total revenue, we expect our overall gross profit margin to increase. We continue to implement new initiatives specifically designed to improve our high margin businesses and to leverage our selling, general and administrative (“SG&A”) expense structure, although such initiatives may not keep pace with declining margins and lower gross profit as a result of lower sales volumes.

SG&A expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions), or controllable (such as advertising), generally allowing us to adapt to changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit.

Our operating results are generally subject to changes in the economic environment as well as seasonal variations. We tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters of the calendar year. Generally, the seasonal variations in our operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things. We anticipate that certain automotive manufacturers will continue to use a combination of vehicle pricing and financing incentive programs to increase demand for their product offerings. In addition, we believe the automotive manufacturers will adjust production to meet consumer demand; however, we do not expect that the near-term production adjustments by automotive manufacturers will be sufficient to align inventories with current consumer demand.

The automotive retail market declined significantly throughout 2008, and our results reflect the impact of weak economic conditions in the U.S., including turmoil in the debt markets, broad declines in the equity markets and continued weakness in the housing markets. The seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S. decreased to 10.3 million in the fourth quarter, compared to 16.2 million in U.S. industry-wide vehicle sales for the full-year of 2007. The economic environment was particularly weak in Florida during 2008, which has historically generated over 30% of our total revenues. Tighter lending standards for automotive financing and certain manufacturers’ decisions to reduce support of customer leasing programs has limited some customers’ ability to purchase vehicles. In addition, rapid changes in customer vehicle preferences due to volatility of gasoline prices provided further challenges for us during the second half of 2008.

While U.S. vehicle sales for all major vehicle manufacturers have declined during the current difficult economic environment, U.S. domestic manufacturers have contributed a disproportionate amount of the decline in U.S. industry-wide vehicle sales. The financial condition of the domestic manufacturers continued to deteriorate during 2008, and the domestic manufacturers may require additional government assistance to avoid bankruptcy. Although the full impact on us of a bankruptcy of any one or more of the domestic manufacturers is not determinable at this time, such bankruptcy could have a material adverse impact on our operations, liquidity position and financial results. Risks associated with a manufacturer bankruptcy include our ability to collect net receivables due from manufacturers, a reduction in the values of our new vehicle and parts inventory and an impairment of our manufacturer franchise rights, to the extent that such franchise rights are included in our consolidated balance sheet. Our exposure in these areas as of December 31, 2008, together with comparable data as of December 31, 2007, are as follows:

(in millions)	December 31, 2008	December 31, 2007
Chrysler Brands
New vehicle inventory	$21.0	$34.2
Parts inventory	1.9	2.0
Receivables, net of payables of $0.6 million and $0.9 million, respectively	0.7	1.0

General Motors Brands
New vehicle inventory	49.0	60.5
Parts inventory	2.9	3.1
Receivables, net of payables of $0.0 million and $0.1 million, respectively	2.0	2.8
Manufacturer franchise rights	0.3	5.0

Ford Brands
New vehicle inventory	54.8	72.0
Parts inventory	3.3	3.7
Receivables, net of payables of $0.4 million	3.4	4.3
Manufacturer franchise rights	3.3	4.5

In addition, we rely on the manufacturer captive finance companies of Ford Motor Company and General Motors for new vehicle floor plan financing. The bankruptcy of either of these domestic manufacturers could result in an attempt by the related captive finance company to terminate our floor plan financing, which would have a material adverse impact on our operations and liquidity position.

We expect 2009 to continue to be a very challenging retail environment, which will continue to negatively impact new vehicle, used vehicle and F&I revenue. We have experienced increasing momentum in period over period parts and service sales declines, with the fourth quarter of 2008 having the largest sales decline in our history. We expect it will be challenging to maintain 2008 parts and service revenue in 2009. However, we expect the luxury and mid-line import brands, which comprised approximately 85% of our light vehicle unit volumes in the fourth quarter of 2008, will continue to increase their share of the U.S. market. Excluding the impact of impairment expenses, we expect to experience lower net income in 2009 as compared to 2008, as a result of our expectation (i) of new vehicle unit sales between 10.0 million and 11.0 million in 2009, which had been above 16.0 million since 1999, and was 13.2 million for 2008, (ii) that retail margins will remain under pressure while manufacturers bring supply in line with demand, and (iii) that continued difficulty for consumers to secure vehicle financing. As a result of our lower expectations of net income, it may be necessary for us to repurchase debt significantly below face value in order to remain in compliance with the financial covenants included in our debt and lease agreements. See also the discussion under, “Risk Factors—Risks Related to our Company—If we are unable to generate sufficient cash, our ability to service our debt may be materially adversely affected, and our failure to comply with certain covenants in our debt, mortgage and lease agreements could adversely affect our ability to access our revolving credit facilities and adversely affect our ability to conduct our business.”

MANAGEMENT’S PLAN FOR MANAGING THROUGH THE CURRENT ECONOMIC CRISIS

In response to the weakening U.S. automotive retail environment in 2008 and our expectation for continued weakness in U.S. automotive sales in 2009, we took action to further align our expense structure to current business levels, including our phased restructuring plan, which was initiated during the third quarter of 2008, and our store-level productivity initiatives. We expect that the relocation of our corporate offices will deliver pre-tax cost savings of up to $5.0 million annually, resulting principally from staffing reductions and lower rent expense, from which we began to benefit in January 2009, and expect to receive full benefit beginning in April 2009. We expect that the reorganization of our operating structure to two regions will reduce the annual pre-tax operating expenses of our regions, consisting of personnel and rent expense, by approximately $8.0 million annually. We began to experience the benefit from our restructuring plan in January 2009, and expect to receive full benefit beginning in July 2009. In addition to our phased restructuring, other recent cost saving measures include (i) a 10% salary reduction for executive management, (ii) no 2008 bonuses or 2009 raises for corporate employees, (iii) suspension of 401(k) matching contributions for employees with a salary greater than $105,000, and (iv) suspension of the company matching contributions for all employees in our deferred compensation plan for 2009. These efforts, combined with our store-level productivity initiatives, delivered a $63.4 million (10%) reduction in same-store SG&A expense in 2008 and, more recently, a $26.6 million (17%) reduction in same-store SG&A expense in the fourth quarter of 2008, compared to the corresponding quarter of 2007. Overall, our nationwide workforce was reduced by 14% during the second half of 2008. Looking ahead, our phased restructuring plan and store-level productivity initiatives have been designed with the objective of structuring our business to be profitable in the current, depressed automotive retail market.

In addition to our expense reduction initiatives, in the fourth quarter of 2008, we placed a greater focus on working capital efficiency and liquidity, as well as managing our capital structure to ensure compliance with our debt covenants. We repurchased a total of $59.8 million of our senior subordinated notes for $24.0 million, resulting in a gain of $34.2 million, which is net of a $1.6 million pro-rata write-off of related debt issuance costs. In addition, we reviewed our dealership portfolio to limit our exposure to domestic manufacturers by selling stores, closing stores and reducing new vehicle inventory. We continuously evaluate the financial and operating results of our dealerships, as well as our geographic exposure, and expect to refine our dealership portfolio through strategic divestitures. We may use the proceeds from the future sale of dealerships to supplement our liquidity position in the current difficult economic environment and to manage our capital structure in order to remain in compliance with the financial covenants included in our debt agreements. Please refer to “Liquidity and Capital Resources” for further discussion.

BASIS OF PRESENTATION

Management’s discussion and analysis should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, uncertainty exists regarding our need to repurchase debt and the potential need to seek waivers or modifications of our debt covenants from our lenders to maintain compliance with our debt covenants. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Year Ended December 31, 2008, Compared to the Year Ended December 31, 2007

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$2,705.8	$3,263.9	$(558.1)	(17)%
Used vehicle	1,085.3	1,389.8	(304.5)	(22)%
Parts and service	692.6	664.9	27.7	4%
Finance and insurance, net	135.8	155.2	(19.4)	(13)%

Total revenues	4,619.5	5,473.8	(854.3)	(16)%
GROSS PROFIT:
New vehicle	181.2	235.1	(53.9)	(23)%
Used vehicle	91.0	121.1	(30.1)	(25)%
Parts and service	349.2	341.4	7.8	2%
Finance and insurance, net	135.8	155.2	(19.4)	(13)%

Total gross profit	757.2	852.8	(95.6)	(11)%
OPERATING EXPENSES:
Selling, general and administrative	616.6	656.2	(39.6)	(6)%
Depreciation and amortization	23.4	20.6	2.8	14%
Impairment expenses	535.9	—	535.9	NM
Other operating expense, net	1.3	1.0	0.3	30%

(Loss) income from operations	(420.0)	175.0	(595.0)	NM
OTHER INCOME (EXPENSE):
Floor plan interest expense	(30.8)	(41.0)	(10.2)	(25)%
Other interest expense	(40.1)	(39.1)	1.0	3%
Interest income	1.5	4.3	(2.8)	(65)%
Gain (loss) on extinguishment of long-term debt, net	32.5	(18.5)	51.0	276%

Total other expense, net	(36.9)	(94.3)	57.4	(61)%

(Loss) income before income taxes	(456.9)	80.7	(537.6)	NM
INCOME TAX (BENEFIT) EXPENSE	(133.8)	29.0	(162.8)	NM

(LOSS) INCOME FROM CONTINUING OPERATIONS	(323.1)	51.7	(374.8)	NM
DISCONTINUED OPERATIONS, net of tax	(14.9)	(0.7)	(14.2)	NM

NET (LOSS) INCOME	$(338.0)	$51.0	$(389.0)	NM

(Loss) income from continuing operations per common share—Diluted	$(10.19)	$1.55	$(11.74)	NM

Net (loss) income per common share—Diluted	$(10.66)	$1.53	$(12.19)	NM

	For the Years Ended December 31,
	2008	2007
REVENUE MIX PERCENTAGES:
New light vehicles	54.4%	55.7%
New heavy trucks	4.1%	4.0%
Used retail	18.2%	19.3%
Used wholesale	5.4%	6.1%
Parts and service	15.0%	12.1%
Finance and insurance, net	2.9%	2.8%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	22.9%	26.4%
New heavy trucks	1.0%	1.2%
Used retail	12.5%	14.5%
Used wholesale	(0.4)%	(0.3)%
Parts and service	46.1%	40.0%
Finance and insurance, net	17.9%	18.2%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	81.4%	76.9%

Net (loss) income and (loss) income from continuing operations decreased $389.0 million and $374.8 million, respectively, during 2008, as compared to 2007, primarily as a result of impairment expenses during 2008 totaling $383.0 million, net of tax. Discontinued operations decreased $14.2 million, net of tax, during 2008 as compared to 2007, primarily related to $9.9 million of impairment expenses, net of tax, during 2008 associated with two dealerships that are pending disposition. Our operations during 2008 and 2007 were impacted by certain items that are not core dealership operating items, which we believe are important to highlight when reviewing our results and should not be considered when forecasting our future results. (Loss) income from continuing operations during 2008 and 2007 includes net of tax “non-core items” of $354.1 million and $15.3 million, respectively, as detailed in the table below.

	For the Years Ended December 31,
	2008	2007
	(In millions)
NON–CORE ITEMS
Impairment expenses	$535.9	$—
(Gain) loss on extinguishment of long-term debt, net	(32.5)	18.5
Corporate generated F&I gain	(4.7)	—
Restructuring costs	5.8	—
Executive separation benefits expense	1.7	3.0
Dealer management system implementation costs	1.0	—
Legal settlements expense	—	2.5
Secondary offering expenses	—	0.3
Tax impact of non-core items above	(152.0)	(9.0)
Reversal of deferred tax valuation allowance	(1.1)	—

Total non-core items	$354.1	$15.3

The non-core items shown in the table above include (i) impairment expenses totaling $491.7 million related to the write-off of all of our goodwill, a $36.8 million impairment of franchise rights and other intangible assets and a $7.4 million impairment of certain property and equipment as a result of a sustained decline in our market capitalization and a significant decline in our total revenue in the fourth quarter of 2008, (ii) gains and losses on the extinguishment of long-term debt, (iii) a corporate generated F&I gain related to the sale of our remaining interest in a pool of maintenance contracts, (iv) restructuring costs consisting primarily of severance and retention expenses related to the relocation of our corporate headquarters, (v) a reversal of deferred tax asset valuation allowances that we now expect to realize, (vi) executive separation benefits in 2008 and 2007, related to the departure of our former chief financial officer and chief executive officer, respectively, (vii) implementation costs associated with transitioning approximately 35% of our dealerships to DealerTrack’s Arkona dealer management system, (viii) legal settlement expenses in 2007 related to the settlement of legal claims arising in, and before, the year 2003, and (ix) secondary offering expenses in 2007 related to two secondary offerings in which we did not receive any proceeds.

The $374.8 million decrease in (loss) income from continuing operations was primarily a result of impairment expenses totaling $373.1 million, net of tax. New and used vehicle gross profit decreased $53.9 million (23%) and $30.1 million (25%), respectively, and F&I gross profit decreased $19.4 million (13%), all primarily as a result of lower unit sales volumes. The decrease in new vehicle, used vehicle and F&I gross profit had a de-leveraging impact on our selling, general and administrative expense (“SG&A”) as a percentage of gross profit, which increased 450 basis points to 81.4%. These decreases in (loss) income from continuing operations were partially offset by (i) a $51.0 million favorable variance relating to debt extinguishments, including a $32.5 million net gain during 2008 and an $18.5 million loss in 2007, from the repurchases of our senior subordinated notes, and (ii) a $10.2 million (25%) decrease in floor plan interest expense, as a result of lower inventory and lower short-term interest rates. The $32.5 million net gain from debt extinguishments in 2008 and the $18.5 million loss in 2007 include $3.3 million and $5.5 million, respectively, in write-offs of debt issuance costs.

The $854.3 million (16%) decrease in total revenue was primarily a result of a $558.1 million (17%) decrease in new vehicle revenue and a $304.5 million (22%) decrease in used vehicle revenue. The decrease in new vehicle revenue includes a $666.1 million (22%) decrease in same store light vehicle revenue, a $25.3 million (12%) decrease in heavy truck revenue, partially offset by $133.3 million derived from dealership acquisitions. The decrease in used vehicle revenue includes a $246.0 million (23%) decrease in same store retail revenue and $103.6 million (31%) decrease in same store wholesale revenue, partially offset by a $45.1 million increase in used vehicle revenue derived from dealership acquisitions.

The $95.6 million (11%) decrease in total gross profit was primarily a result of a $53.9 million (23%) decrease in new vehicle gross profit, a $30.1 million (25%) decrease in used vehicle gross profit and a $19.4 million (13%) decrease in F&I gross profit. Our total gross profit margin increased 80 basis points to 16.4%, principally as a result of a mix shift to our higher margin parts and service and F&I businesses. We expect our total gross profit margin to increase as a result of a continued mix shift to our higher margin parts and service and F&I businesses. Our total light vehicle gross profit margin increased 80 basis points to 16.7%.

New Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions, except for per vehicle data)
Revenue:
New retail revenue—same store(1)
Luxury	$856.4	$1,095.4	$(239.0)	(22)%
Mid-line import	1,145.3	1,402.3	(257.0)	(18)%
Mid-line domestic	359.8	514.2	(154.4)	(30)%
Value	19.9	35.6	(15.7)	(44)%

Total light vehicle revenue—same store(1)	2,381.4	3,047.5	(666.1)	(22)%
Heavy trucks	191.1	216.4	(25.3)	(12)%

Total new revenue—same store(1)	2,572.5	3,263.9	(691.4)	(21)%
New retail revenue—acquisitions	133.3	—

New vehicle revenue, as reported	$2,705.8	$3,263.9	$(558.1)	(17)%

New revenue per vehicle sold—same store(1)	$30,912	$30,737	$175	1%

New revenue per vehicle sold —actual	$30,834	$30,737	$97	—%

New revenue mix—same store(1)
Luxury	33%	34%
Mid-line import	45%	43%
Mid-line domestic	14%	15%
Value	1%	1%
Heavy trucks	7%	7%
Gross Profit:
New gross profit—same store(1)
Luxury	$61.2	$86.8	$(25.6)	(29)%
Mid-line import	76.6	99.5	(22.9)	(23)%
Mid-line domestic	24.1	36.7	(12.6)	(34)%
Value	1.0	1.8	(0.8)	(44)%

Total light vehicle gross profit—same store(1)	162.9	224.8	(61.9)	(28)%
Heavy trucks	7.6	10.3	(2.7)	(26)%

Total new gross profit—same store(1)	170.5	235.1	(64.6)	(27)%
New gross profit—acquisitions	10.7	—

Total new gross profit, as reported	$181.2	$235.1	$(53.9)	(23)%

New gross profit per vehicle sold —same store(1)	$2,049	$2,214	$(165)	(7)%

New gross profit per vehicle sold —actual	$2,065	$2,214	$(149)	(7)%

New retail gross margin—same store(1)	6.6%	7.2%	(0.6)%	(8)%

New retail gross margin—actual	6.7%	7.2%	(0.5)%	(7)%

New gross mix—same store(1)
Luxury	36%	37%
Mid-line import	44%	42%
Mid-line domestic	14%	16%
Value	1%	1%
Heavy trucks	5%	4%

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2008	2007
New Retail Units:
New retail units—same store(1)
Luxury	18,362	23,207	(4,845)	(21)%
Mid-line import	46,317	55,113	(8,796)	(16)%
Mid-line domestic	10,828	15,039	(4,211)	(28)%
Value	997	1,785	(788)	(44)%

Total light vehicle retail units—same store(1)	76,504	95,144	(18,640)	(20)%
Fleet vehicles	3,831	7,419	(3,588)	(48)%

Total light vehicle units—same store(1)	80,335	102,563	(22,228)	(22)%
Heavy trucks	2,885	3,625	(740)	(20)%

Total new vehicle units—same store(1)	83,220	106,188	(22,968)	(22)%
New vehicle units—acquisitions	4,534	—

New vehicle units—actual	87,754	106,188	(18,434)	(17)%

Total light vehicle units—same store(1)	80,335	102,563	(22,228)	(22)%
Total light vehicle units—acquisitions	4,534	—

Total light vehicle units	84,869	102,563	(17,694)	(17)%

New vehicle units mix—same store(1)
Luxury	22%	22%
Mid-line import	56%	52%
Mid-line domestic	13%	14%
Value	1%	2%
Heavy trucks	3%	3%
Fleet vehicles	5%	7%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $558.1 million (17%) decrease in new vehicle revenue was primarily a result of a $666.1 million (22%) decrease in same store light vehicle revenue due to a 20% decrease in same store light vehicle retail unit sales and a 48% decrease in same store fleet unit sales. These decreases were partially offset by $133.3 million of revenue derived from acquisitions. The decreases in new vehicle revenue was driven by declining consumer confidence, an overall weak economic environment, tighter lending standards and a mix shift toward more fuel efficient, lower priced vehicles, and away from the higher priced trucks and SUVs.

The new vehicle business declined significantly throughout 2008. We experienced sales decreases across all brands; however, our sales decreases were generally in line with overall U.S. vehicle sales and brand specific sales in our regions. New vehicle SAAR reached its lowest level since the first quarter of 1993, decreasing to 10.3 million in the fourth quarter of 2008, from 16.2 million during the full year of 2007. Our revenue was impacted by turmoil in the financial markets, which led to tighter lending standards for manufacturer captive and bank financing, including decreasing loan-to-value ratios and increasing credit score requirements. Unit volumes declined in each brand segment including a 28% decrease in same store light vehicle retail unit sales from our mid-line domestic brands, a 21% decrease from our luxury brands and a 16% decrease from our mid-line import brands. We believe that it has been difficult for manufacturers to adapt in the short-term to the sharp decrease in consumer demand and as a result, it has been challenging for us to adjust our inventories to consumer demand and maintain retail margins. However, we continue to benefit from our brand mix as mid-line domestic brands continue to lose market share to the luxury and mid-line import brands. In addition, we expect a significant amount of U.S. dealerships to close during the year, and believe that most of these dealerships will be domestic dealerships, which we anticipate will result in market share gains for mid-line import and luxury dealerships.

The $53.9 million (23%) decrease in new vehicle gross profit was due to a $61.9 million (28%) decrease in same store light vehicle gross profit, resulting from a 20% decrease in same store light vehicle retail unit sales and a 60 basis point decrease in same store gross margin. These decreases were partially offset by $10.7 million of gross profit derived from acquisitions. The unit sales and margin decreases reflect a competitive marketplace with less business available due to the overall weak economic environment and tighter lending standards. We continue to experience a mix shift away from higher margin truck and SUVs towards more fuel efficient, lower gross margin cars. These factors contributed to a 7% decline in same store gross profit per vehicle sold.

Used Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions, except for per vehicle data)
Revenue:
Used retail revenues—same store(1)
Light vehicle	$802.4	$1,039.8	$(237.4)	(23)%
Heavy trucks	7.2	15.8	(8.6)	(54)%

Total used retail revenues—same store(1)	809.6	1,055.6	(246.0)	(23)%
Used retail revenues—acquisitions	32.3	—

Total used retail revenues	841.9	1,055.6	(213.7)	(20)%

Used wholesale revenues—same store(1)	230.6	334.2	(103.6)	(31)%
Used wholesale revenues—acquisitions	12.8	—

Total used wholesale revenues	243.4	334.2	(90.8)	(27)%

Used vehicle revenue, as reported	$1,085.3	$1,389.8	$(304.5)	(22)%

Gross profit:
Used retail gross profit—same store(1)
Light vehicle	$92.0	$123.2	$(31.2)	(25)%
Heavy trucks	(0.1)	0.1	(0.2)	(200)%

Total used retail gross profit—same store(1)	91.9	123.3	(31.4)	(25)%
Used retail gross profit—acquisitions	2.9	—

Total used retail gross profit	94.8	123.3	(28.5)	(23)%

Used wholesale gross profit—same store(1)	(3.7)	(2.2)	(1.5)	(68)%
Used wholesale gross profit—acquisitions	(0.1)	—

Total used wholesale gross profit	(3.8)	(2.2)	(1.6)	(73)%

Used vehicle gross profit, as reported	$91.0	$121.1	$(30.1)	(25)%

Used retail units—same store(1)
Light vehicle	45,419	57,234	(11,815)	(21)%
Heavy trucks	188	429	(241)	(56)%

Total used retail units—same store(1)	45,607	57,663	(12,056)	(21)%

Used retail units—acquisitions	1,718	—

Used retail units—actual	47,325	57,663	(10,338)	(18)%

Used revenue PVR—same store(1)	$17,752	$18,306	$(554)	(3)%

Used revenue PVR—actual	$17,790	$18,306	$(516)	(3)%

Used gross profit PVR—same store(1)	$2,015	$2,138	$(123)	(6)%

Used gross profit PVR—actual	$2,003	$2,138	$(135)	(6)%

Used retail gross margin—same store(1)	11.4%	11.7%	(0.3)%	(3)%

Used retail gross margin—actual	11.3%	11.7%	(0.4)%	(3)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $304.5 million (22%) decrease in used vehicle revenue includes a $246.0 million (23%) decrease in same store retail revenue and a $103.6 million (31%) decrease in same store wholesale revenue, partially offset by $45.1 million derived from dealership acquisitions. The $30.1 million (25%) decrease in used vehicle gross profit was primarily a result of a $31.4 million (25%) decrease in same store retail gross profit. The decrease in used vehicle retail revenue and gross profit reflect (i) a weak retail environment, (ii) a tighter lending environment, (iii) lower sales to sub-prime customers and (iv) a sharp increase in consumer demand for smaller and more fuel efficient vehicles and away from trucks and SUVs. The rapid decline in consumer demand for trucks and SUVs has caused us to lower our inventory and retail more of these vehicles that otherwise would have been wholesaled because of weak demand for these vehicles at auction. The decrease in used vehicle wholesale revenue was a result of lower new retail and used retail unit sales, which provided fewer vehicles from trade-ins to sell at auction. In addition, the wholesale markets were virtually closed towards the end of the third quarter and early fourth quarter of 2008, which further reduced our wholesale results.

We have experienced reduced used vehicle sales to sub-prime customers, primarily as a result of tighter lending standards, particularly in the second half of 2008. We are closely managing our sub-prime business and continue to believe there is opportunity to improve our used vehicle profitability by offering appropriately priced used vehicle inventory; however, we expect our sub-prime gross margins to decrease from their 2008 levels as a result of financing providers lowering their loan to value ratios and increasing credit score requirements.

We continue to focus on inventory management, including aligning our inventory to meet consumer demands and decreasing our inventory in response to the slower retail environment. Although our same store wholesale losses were $3.7 million, we decreased our used vehicle inventory by 41% in 2008. As a result, we believe our used vehicle inventory is now better aligned with consumer demand, with approximately 35 days sales in our year end inventory. We expect that this improvement in our used vehicle inventory will help mitigate the impact of the challenging economic environment on our used vehicle performance. In addition, we continue to focus on the growth of all used vehicle product offerings, including factory certified, traditional and low value trade-ins.

Parts and Service—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions)
Revenue:
Light vehicle—same store(1)	$602.3	$601.8	$(0.5)	—%
Heavy trucks	62.2	63.1	(0.9)	(1)%

Total revenue—same store(1)	664.5	664.9	(0.4)	—%

Revenues—acquisitions	28.1	—

Parts and service revenue, as reported	$692.6	$664.9	$27.7	4%

Gross profit:
Light vehicle—same store(1)	$315.1	$321.1	$(6.0)	(2)%
Heavy trucks	19.7	20.3	(0.6)	(3)%

Total gross profit—same store(1)	334.8	341.4	(6.6)	(2)%

Gross profit—acquisitions	14.4	—

Parts and service gross profit, as reported	$349.2	$341.4	$7.8	2%

Parts and service gross margin—same store(1)	50.4%	51.3%	(0.9)%	(2)%

Parts and service gross margin—actual	50.4%	51.3%	(0.9)%	(2)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $27.7 million (4%) increase in parts and service revenues and $7.8 million (2%) increase in parts and service gross profit was primarily due to revenue and gross profit derived from dealership acquisitions as same store revenue decreased by $0.4 million and same store gross profit decreased by $6.6 million (2%) during 2008, as compared to 2007. Same store customer pay parts and service revenue and gross profit decreased $5.0 million (1%) and $1.5 million (1%), respectively. Same store revenue and gross profit from our wholesale parts business increased $8.3 million (6%) and $2.6 million (9%), respectively. We continue to experience decreases in our warranty business as same store warranty revenue decreased $3.8 million (3%) as a result of improvements in the quality of vehicles produced in recent years.

Despite the challenging retail and overall economic environment, our parts and service business during 2008 remained relatively stable. However, we have experienced increasing momentum in period over period sales declines in the second half of 2008, with the fourth quarter being the largest sales decline in our history, down 8% on a same-store basis. We believe that in difficult economic times consumers may delay new vehicle purchases, but will continue to require maintenance and repair work. However, we believe that customers are deferring larger cost repair items. We continue to focus on improving our customer pay business over the long-term as we (i) continue to invest in additional service capacity, where appropriate, (ii) upgrade equipment, (iii) improve customer retention and customer satisfaction and (iv) capitalize on our regional training programs. In addition, we expect to recognize improved parts and service gross profit in the future from heavy trucks as a result of the addition of service capacity at our heavy truck service center in 2007, and as the customers who purchased vehicles prior to the emission law changes in January 2007, which accelerated demand for 2006 model year heavy trucks into 2006 and the first half of 2007, begin to bring their vehicles in for maintenance and repairs.

Finance and Insurance, net—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2008	2007
	(In millions, except for per vehicle data)
Dealership generated F&I, net—same store(1)
Light vehicle	$126.5	$154.3	$(27.8)	(18)%
Heavy trucks	0.3	0.9	(0.6)	(67)%

Dealership generated F&I, net—same store(1)	126.8	155.2	(28.4)	(18)%
Dealership generated F&I—acquisitions	4.3	—

Dealership generated F&I, net	131.1	155.2	(24.1)	(16)%
Corporate generated F&I gain	4.7	—

F&I, net as reported	$135.8	$155.2	$(19.4)	(13)%

Dealership F&I per vehicle sold—same store(1)(2)	$984	$947	$37	4%

Dealership F&I per vehicle sold—actual(2)	$971	$947	$24	3%

F&I per vehicle sold—same store(1)	$1,021	$947	$74	8%

F&I per vehicle sold—actual	$1,005	$947	$58	6%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.
(2)	Dealership generated F&I per vehicle sold excludes the corporate generated F&I gain.

We evaluate our F&I performance on a per vehicle sold basis by dividing F&I gross profit by the number of vehicles sold during the period. F&I decreased $19.4 million (13%) during 2008 as compared to 2007, as a result of a $28.4 million (18%) decrease in same store dealership generated F&I, partially offset by $4.7 million from a corporate generated F&I gain related to the sale of our remaining interest in a pool of maintenance contracts and $4.3 million derived from dealership acquisitions. The decrease in same store dealership generated F&I was a result of a 21% decrease in same store unit sales, partially offset by a 4% increase in same store dealership generated F&I per vehicle sold. The increase in dealership generated F&I per vehicle sold was attributable to (i) improved F&I performance of the bottom third of our stores, (ii) lengthening of finance contract terms and (iii) mix shift away from sub-prime customers, as these deals typically generate less finance and insurance revenue. These increases were partially offset by lower financing commissions due to tighter lending standards. The tighter lending standards included lower loan to value ratios, which decrease our opportunity to offer customers our full menu of finance and insurance products. In addition, customers were very concerned about their monthly payment during the difficult economic environment.

Overall, our F&I performance is dependent on unit sales and the lending environment. We expect to experience lower F&I per vehicle sold levels in 2009 compared to 2008 as a result of (i) tighter lending standards, including loan-to-value constraints, (ii) lower income as a result of our decision to discontinue our investments in consumer loans and (iii) lower F&I retro payments as a result of the sale of our remaining interest in a pool of extended maintenance contracts. We expect to mitigate these decreases by (i) improving our F&I results at our lower-performing stores, (ii) continuing to refine and enhance in the menu of products we offer our customers and (iii) shifting away from sub-prime customers.

Selling, General and Administrative—

	For the Years Ended December 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2008	% of Gross Profit	2007	% of Gross Profit
	(Dollars in millions)
Personnel costs	$277.6	38.3%	$300.3	35.2%	(22.7)	3.1%
Sales compensation	74.0	10.2%	93.6	11.0%	(19.6)	(0.8)%
Share-based compensation	1.9	0.3%	5.9	0.7%	(4.0)	(0.4)%
Outside services	57.7	8.0%	60.3	7.1%	(2.6)	0.9%
Advertising	41.2	5.7%	47.6	5.6%	(6.4)	0.1%
Rent	48.6	6.7%	55.1	6.5%	(6.5)	0.2%
Utilities	17.8	2.5%	17.6	2.1%	0.2	0.4%
Insurance	13.5	1.9%	13.8	1.6%	(0.3)	0.3%
Other	60.5	8.2%	62.0	7.1%	(1.5)	1.1%

Selling, general and administrative—same store(1)	592.8	81.8%	656.2	76.9%	(63.4)	4.9%
Acquisitions	23.8		—

Selling, general and administrative—actual	$616.6	81.4%	$656.2	76.9%	(39.6)	4.5%

Gross Profit—same store	$725.0		$852.8

Gross Profit—actual	$757.2		$852.8

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 81.8% for 2008, as compared to 76.9% for 2007. The 490 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes, including a 310 basis point increase in personnel costs and a 90 basis point increase in outside services due primarily to Arkona dealer management system installation costs, as well as increased training costs. These items were partially offset by (i) a 40 basis point decrease in share-based compensation expense as a result of an increase in our forfeiture estimates and reductions in performance estimates of employee equity awards and (ii) an 80 basis point decrease in sales compensation expense due to our focus on compensation plans.

During the third quarter of 2008, we initiated a phased restructuring plan, which included the relocation of our corporate offices and the reorganization of our retail network. We have moved our corporate headquarters to Duluth, Georgia, and we will close our corporate offices in New York, New York, and Stamford, Connecticut, by the end of March 2009. We expect that this relocation will deliver pre-tax cost savings of up to $5.0 million annually, resulting principally from staffing reductions and lower rent expense. During 2008, we incurred pre-tax costs of $5.8 million associated with our restructuring plans. In addition, other recent cost saving measures include (i) a 10% salary reduction for executive management, (ii) no 2008 bonuses or 2009 raises for corporate employees, (iii) suspension of 401(k) matching contributions for employees with a salary greater than $105,000, and (iv) suspension of the company matching contributions for all eligible employees in our deferred compensation plan for 2009.

Our retail network reorganization has reduced our operating structure to two regions, from our previous structure of four regions and two stand-alone platforms. We expect that this restructuring will reduce the annual pre-tax operating expenses of our regions, consisting of personnel and rent expense, by approximately $8.0 million annually. We expect approximately 75% of this plan to be complete by the first quarter of 2009 and the remaining 25% to be complete by the end of the third quarter of 2009.

Finally, we are expanding our store-level productivity initiatives, focusing on personnel and advertising expenses, improved inventory management, and selected technology investments to enhance our efficiency. These efforts, combined with our store-level productivity initiatives, delivered a $63.4 million (10%) reduction in same-store SG&A expense in 2008 and, more recently, same-store SG&A expense was down $26.6 million (17%) in the fourth quarter of 2008, compared to the corresponding quarter of 2007.

SG&A expense as a percentage of gross profit is heavily dependent on our unit sales and overall gross profit generation. Therefore, we expect that, despite our cost reduction efforts, it will be challenging to maintain the current level of SG&A expense as a percentage of gross profit in 2009, in what we expect will continue to be a challenging retail environment.

Depreciation and Amortization—

The $2.8 million (14%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2008 and 2007, including the purchase of $207.9 million of previously leased property in the second quarter of 2008.

Impairment Expenses—

During the fourth quarter of 2008, we experienced a sustained decline in market capitalization and a significant decline in total revenue due to overall retail industry conditions driven by declining consumer confidence, tightening lending standards, rising gas prices, changes in consumer demand and falling home prices. Our stock price decreased 60% from $11.52 as of September 30, 2008, to $4.57 as of December 31, 2008. In addition, our total revenues decreased approximately 30% during the fourth quarter of 2008 as compared to the fourth quarter of 2007. During 2008, we recognized impairment expenses from continuing operations totaling $535.9 million, which includes (i) a $491.7 million write-off of all of our goodwill, (ii) a $36.8 million impairment of franchise rights and other intangible assets and (iii) a $7.4 million impairment of certain property and equipment (for further discussion of our asset impairment expenses, please refer to Note 9 of our consolidated financial statements).

Other Operating Expense—

Other operating expense includes gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items. Other non-core operating items include $1.7 million and $3.0 million of expenses during 2008 and 2007, respectively, related to the departure of our former chief financial officer and chief executive officer.

Floor Plan Interest Expense—

The $10.2 million (25%) decrease in floor plan interest expense was attributable to a lower average balance of new vehicle inventory and the lower short-term rate environment.

Other Interest Expense—

The $1.0 million (3%) increase in other interest expense was primarily attributable to interest expense on $151.1 million of mortgage borrowings in the second quarter of 2008 in connection with the purchase of previously leased real estate, partially offset by the repurchase of $59.8 million of senior subordinated notes in the fourth quarter of 2008 and our debt restructuring in the first quarter of 2007.

Extinguishment of Long-Term Debt—

During 2008, we recognized a $32.5 million net gain on the extinguishment of long-term debt. Included in the $32.5 million net gain was a $34.2 million gain on the repurchase of $59.8 million of our senior subordinated notes for $24.0 million, partially offset by a $1.6 million pro-rata write-off of debt issuance costs. In addition, we recognized a $1.7 million loss as a result of our decision to terminate our credit facility with JPMorgan Chase Bank N.A. in September 2008, which represents the unamortized debt issuance costs associated with such facility.

During 2007, we recognized an $18.5 million loss on the extinguishment of long-term debt in connection with our long-term debt refinancing. The $18.5 million loss includes (i) a $12.9 million premium on the repurchase of the 9% Notes and 8% Notes, (ii) $5.5 million of costs associated with a pro-rata write-off of unamortized debt issuance costs related to our 9% Notes and 8% Notes, and (iii) $0.1 million of costs associated with a pro-rata write-off of the unamortized value of our terminated fair value swap associated with the 8% Notes.

Interest Income—

The $2.8 million (65%) decrease in interest income is primarily a result of a lower average cash balance and lower interest rates during 2008 as compared to 2007.

Income Tax (Benefit) Expense—

The $162.8 million decrease in income tax expense was primarily a result of $535.9 million of impairment expenses from continuing operations. Our effective tax rate decreased from 35.9% for the 2007 period to 29.3% for the 2008 period. The 660 basis point decrease is primarily a result of excess book goodwill over tax goodwill for which we will not receive a tax benefit, the impact of losses on our corporate owned life insurance policies for which we will not receive a tax benefit, partially offset by the reversal of deferred tax asset valuation allowances that we now expect to realize. In 2007, our effective tax rate was impacted by (i) a reversal of a deferred tax asset valuation allowance related to a tax benefit we now expect to realize and (ii) tax credits recognized for employing individuals in the areas affected by Hurricane Katrina. Our effective tax rate is highly dependant on the level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our effective tax rate. Excluding the impact of permanent differences between book and tax income and based upon our current expectation of 2009 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2009.

Discontinued Operations—

During 2008, we sold or closed thirteen franchises (seven dealership locations), twelve of which were classified as discontinued operations, and as of December 31, 2008, we were actively pursuing the sale of three franchises (two franchises are currently classified as discontinued operations). The $14.9 million, net of tax, net loss from discontinued operations for 2008 is a result of (i) $9.9 million, net of tax, of impairment expenses related to discontinued operations, (ii) $4.7 million, net of tax, of net operating losses of franchises sold or pending disposition as of December 31, 2008, including rent expense of idle facilities and legal expenses of franchises sold prior December 31, 2008, and (iii) a $0.3 million, net of tax, loss on the sale of five franchises (four dealership locations).

The $0.7 million, net of tax, of net losses from discontinued operations during 2007, includes $1.2 million, net of tax, loss on the sale of two franchises (two dealership locations), partially offset by $0.5 million of net operating income of franchises sold or pending disposition as of December 31, 2008, including rent expense of idle facilities and miscellaneous legal expenses of franchises sold prior to December 31, 2008.

We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and expect to refine our dealership portfolio through strategic divestitures.

RESULTS OF OPERATIONS

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

	For the Years Ended December 31,
	2007	2006	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$3,263.9	$3,294.7	$(30.8)	(1)%
Used vehicle	1,389.8	1,357.5	32.3	2%
Parts and service	664.9	631.7	33.2	5%
Finance and insurance, net	155.2	147.2	8.0	5%

Total revenues	5,473.8	5,431.1	42.7	1%
GROSS PROFIT:
New vehicle	235.1	235.7	(0.6)	—%
Used vehicle	121.1	127.5	(6.4)	(5)%
Parts and service	341.4	319.2	22.2	7%
Finance and insurance, net	155.2	147.2	8.0	5%

Total gross profit	852.8	829.6	23.2	3%
OPERATING EXPENSES:
Selling, general and administrative	656.2	634.2	22.0	3%
Depreciation and amortization	20.6	19.1	1.5	8%
Other operating expense (income), net	1.0	(1.4)	(2.4)	(171)%

Income from operations	175.0	177.7	(2.7)	(2)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(41.0)	(38.8)	2.2	6%
Other interest expense	(39.1)	(43.9)	(4.8)	(11)%
Interest income	4.3	5.1	(0.8)	(16)%
Loss on extinguishment of long-term debt	(18.5)	(1.1)	(17.4)	NM

Total other expense, net	(94.3)	(78.7)	(15.6)	20%

Income before income taxes	80.7	99.0	(18.3)	(18)%
INCOME TAX EXPENSE	29.0	37.3	(8.3)	(22)%

INCOME FROM CONTINUING OPERATIONS	51.7	61.7	(10.0)	(16)%
DISCONTINUED OPERATIONS, net of tax	(0.7)	(1.0)	0.3	30%

NET INCOME	$51.0	$60.7	$(9.7)	(16)%

Income from continuing operations per common share—Diluted	$1.55	$1.81	$(0.26)	(14)%

Net income per common share—Diluted	$1.53	$1.78	$(0.25)	(14)%

	For the Years Ended December 31,
	2007	2006
REVENUE MIX PERCENTAGES:
New light vehicles	55.7%	54.5%
New heavy trucks	4.0%	6.1%
Used retail	19.3%	19.1%
Used wholesale	6.1%	6.0%
Parts and service	12.1%	11.6%
Finance and insurance, net	2.8%	2.7%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	26.4%	26.8%
New heavy trucks	1.2%	1.6%
Used retail	14.5%	15.5%
Used wholesale	(0.3)%	(0.1)%
Parts and service	40.0%	38.5%
Finance and insurance, net	18.2%	17.7%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	76.9%	76.4%

Net income and income from continuing operations decreased $9.7 million and $10.0 million during 2007 as compared to 2006, respectively, primarily as a result of an $18.5 million loss on extinguishment of long-term debt. Discontinued operations increased $0.3 million, net of tax, during 2007. Our operations during 2007 and 2006 were impacted by certain items that are not core dealership operating items, which we believe are important to highlight when reviewing our results and should not be considered when forecasting our future results. Income from continuing operations during 2007 and 2006 includes net of tax “non-core items” of $15.3 million and $0.9 million, respectively, as detailed in the table below.

	For the Years Ended December 31,
	2007	2006
	(In millions)
NON–CORE ITEMS
Loss on extinguishment of long-term debt	$18.5	$1.1
Corporate generated F&I gain	—	(3.4)
Gain on sale of a franchise	—	(2.6)
Executive separation benefits expense	3.0	—
Abandoned strategic projects expense	—	1.8
Legal settlements expense	2.5	—
Secondary offering expenses	0.3	1.1
Tax impact of non-core items above	(9.0)	1.1

Total non-core items	$15.3	$(0.9)

The non-core items shown in the table above include (i) losses on the extinguishment of long-term debt, resulting from our repurchase of $253.0 million and $17.6 million of senior subordinated notes in 2007 and 2006, respectively, (ii) a corporate generated F&I gain in 2006 related to the sale of our remaining interest in a pool of extended service contracts, (iii) a gain recognized in 2006 on the sale of a franchise in which the dealership facility was retained in our operations, (iv) executive separation benefits related to the departure of our former chief executive officer, (v) our decision to abandon certain strategic projects in 2006, (vi) legal settlement expenses in 2007 related to the settlement of legal claims arising in, and before, the year 2003, and (vii) secondary offering expenses in 2007 and 2006 related to secondary offerings in which we did not receive any proceeds.

The $10.0 million (16%) decrease in income from continuing operations was primarily a result of an $18.5 million loss on the extinguishment of long-term debt. New and used vehicle gross profit decreased $0.6 million and $6.4 million (5%), respectively, primarily as a result of lower unit sales volumes. The decrease in new vehicle and used vehicle gross profit had a de-leveraging impact on our SG&A as a percentage of gross profit, which increased 50 basis points to 76.9%. These decreases in income from continuing operations were partially offset by increased parts and service and F&I gross profit of $22.2 million (7%) and $8.0 million (5%), respectively. In addition, our other interest expense decreased $4.8 million (11%) due to a lower average effective interest rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed during the first quarter of 2007 and finalized in the second quarter of 2007.

The $42.7 million (1%) increase in total revenue was primarily a result of a $33.2 million (5%) increase in parts and service revenue and a $32.3 million (2%) increase in used vehicle revenue. New vehicle revenue decreased $30.8 million (1%), primarily due to a $116.9 million (35%) decrease in heavy truck revenue, partially offset by a $17.5 million (1%) increase in same store light vehicle revenue and $68.6 million derived from dealership acquisitions. The increase in used vehicle revenue includes a $5.4 million (2%) increase in same store wholesale revenue and $30.4 million derived from dealership acquisitions, partially offset by a $3.5 million decrease in same store retail revenue.

The $23.2 million (3%) increase in total gross profit was a result of a $22.2 million (7%) increase in parts and service gross profit and an $8.0 million (5%) increase in F&I gross profit, partially offset by a $6.4 million (5%) decrease in used vehicle gross profit. Our total gross profit margin increased 30 basis points to 15.6%, principally as a result of a mix shift to our higher margin parts and service and F&I businesses. Our total light vehicle gross profit margin increased 10 basis points to 15.9%.

New Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2007	2006
	(Dollars in millions, except for per vehicle data)
Revenue:
New retail revenue—same store(1)
Luxury	$1,055.2	$1,015.0	$40.2	4%
Mid-line import	1,381.5	1,356.8	24.7	2%
Mid-line domestic	509.5	560.1	(50.6)	(9)%
Value	32.7	29.5	3.2	11%

Total light vehicle revenue—same store(1)	2,978.9	2,961.4	17.5	1%
Heavy trucks	216.4	333.3	(116.9)	(35)%

Total new revenue—same store(1)	3,195.3	3,294.7	(99.4)	(3)%
New retail revenue—acquisitions	68.6	—

New vehicle revenue, as reported	$3,263.9	$3,294.7	$(30.8)	(1)%

New revenue per vehicle sold—same store(1)	$30,700	$30,823	$(123)	—%

New revenue per vehicle sold —actual	$30,737	$30,823	$(86)	—%

New revenue mix—same store(1)
Luxury	33%	31%
Mid-line import	43%	41%
Mid-line domestic	16%	17%
Value	1%	1%
Heavy trucks	7%	10%

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2007	2006
	(Dollars in millions, except for per vehicle data)
Gross Profit:
New gross profit—same store(1)
Luxury	$83.6	$80.7	$2.9	4%
Mid-line import	97.9	99.7	(1.8)	(2)%
Mid-line domestic	36.2	40.2	(4.0)	(10)%
Value	1.7	1.7	—	—%

Total light vehicle gross profit—same store(1)	219.4	222.3	(2.9)	(1)%
Heavy trucks	10.3	13.4	(3.1)	(23)%

Total new gross profit—same store(1)	229.7	235.7	(6.0)	(3)%
New gross profit—acquisitions	5.4	—

Total new gross profit, as reported	$235.1	$235.7	(0.6)	—%

New gross profit per vehicle sold—same store(1)	$2,207	$2,205	$2	—%

New gross profit per vehicle sold—actual	$2,214	$2,205	$9	—%

New retail gross margin—same store(1)	7.2%	7.2%	—%	—%

New retail gross margin—actual	7.2%	7.2%	—%	—%

New gross mix—same store
Luxury	36%	34%
Mid-line import	43%	42%
Mid-line domestic	15%	17%
Value	1%	1%
Heavy trucks	5%	6%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2007	2006
New Retail Units:
New retail units—same store(1)
Luxury	22,248	22,272	(24)	—%
Mid-line import	54,268	54,425	(157)	—%
Mid-line domestic	14,874	16,062	(1,188)	(7)%
Value	1,646	1,412	234	17%

Total light vehicle retail units—same store(1)	93,036	94,171	(1,135)	(1)%
Fleet vehicles	7,419	7,154	265	4%

Total light vehicle units—same store(1)	100,455	101,325	(870)	(1)%
Heavy trucks	3,625	5,566	(1,941)	(35)%

Total new vehicle units—same store(1)	104,080	106,891	(2,811)	(3)%
New vehicle units—acquisitions	2,108	—

New vehicle units—actual	106,188	106,891	(703)	(1)%

Total light vehicle units—same store(1)	100,455	101,325	(870)	(1)%
Total light vehicle units—acquisitions	2,108	—

Total light vehicle units	102,563	101,325	1,238	1%

New vehicle units mix—same store(1)
Luxury	21%	21%
Mid-line import	52%	51%
Mid-line domestic	15%	15%
Value	2%	1%
Heavy trucks	3%	5%
Fleet vehicles	7%	7%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $30.8 million (1%) decrease in new vehicle revenue was primarily a result of a $116.9 million (35%) decrease in heavy truck revenue, partially offset by a $17.5 million (1%) increase in same store light vehicle retail revenue and $68.6 million derived from dealership acquisitions. The decrease in heavy truck revenue was as a result of a 35% decrease in unit sales due to (i) changes in emission laws in January 2007, which pulled forward demand for heavy trucks into 2006, and (ii) a weaker freight hauling market during 2007. The increase in same store light vehicle retail revenue was achieved despite a challenging retail sales and overall weak economic environment, particularly in the second half of 2007, primarily as a result of a 7% decrease in same store unit sales from mid-line domestic brands as these brands continue to lose market share to mid-line import and luxury brands. Our same store retail revenue from our luxury and mid-line import brands increased $40.2 million (4%) and $24.7 million (2%), respectively. The increase in luxury revenue reflected a shift towards higher priced luxury models as luxury brands continue to offer attractive products.

The $0.6 million decrease in new vehicle gross profit was due to (i) a $4.0 million (10%) decrease in same store gross profit from the sale of mid-line domestic brands, primarily as a result of a 7% decrease in same store unit sales, (ii) a $3.1 million (23%) decrease in heavy truck gross profit as a result of a 35% decrease in heavy truck unit sales. These decreases were partially offset by a $2.9 million (4%) increase in gross profit from our luxury brands and by $5.4 million of gross profit from dealership acquisitions.

Used Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2007	2006
	(Dollars in millions, except for per vehicle data)
Revenue:
Used retail revenues—same store(1)
Light vehicle	$1,019.2	$1,023.0	$(3.8)	—%
Heavy trucks	15.8	15.5	0.3	2%

Total used retail revenues—same store(1)	1,035.0	1,038.5	(3.5)	—%
Used retail revenues—acquisitions	20.6	—

Total used retail revenues	1,055.6	1,038.5	17.1	2%

Used wholesale revenues—same store(1)	324.4	319.0	5.4	2%
Used wholesale revenues—acquisitions	9.8	—

Total used wholesale revenues	334.2	319.0	15.2	5%

Used vehicle revenue, as reported	$1,389.8	$1,357.5	$32.3	2%

Gross profit:
Used retail gross profit—same store(1)
Light vehicle	$120.9	$127.5	$(6.6)	(5)%
Heavy trucks	0.1	0.7	(0.6)	(86)%

Total used retail gross profit—same store(1)	121.0	128.2	(7.2)	(6)%
Used retail gross profit—acquisitions	2.3	—

Total used retail gross profit	123.3	128.2	(4.9)	(4)%

Used wholesale gross profit—same store(1)	(2.0)	(0.7)	(1.3)	(186)%
Used wholesale gross profit—acquisitions	(0.2)	—

Total used wholesale gross profit	(2.2)	(0.7)	(1.5)	(214)%

Used vehicle gross profit, as reported	$121.1	$127.5	$(6.4)	(5)%

Used retail units—same store(1)
Light vehicle	56,155	58,074	(1,919)	(3)%
Heavy trucks	429	420	9	2%

Total used retail units—same store(1)	56,584	58,494	(1,190)	(3)%
Used retail units—acquisitions	1,079	—

Used retail units—actual	57,663	58,494	(831)	(1)%

Used revenue PVR—same store(1)	$18,291	$17,754	$537	3%

Used revenue PVR—actual	$18,306	$17,754	$552	3%

Used gross profit PVR—same store(1)	$2,138	$2,192	$(54)	(2)%

Used gross profit PVR—actual	$2,138	$2,192	$(54)	(2)%

Used retail gross margin—same store(1)	11.7%	12.3%	(0.6)%	(5)%

Used retail gross margin—actual	11.7%	12.3%	(0.6)%	(5)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $32.3 million (2%) increase in used vehicle revenue includes $30.4 million derived from dealership acquisitions and a $5.4 million (2%) increase in same store wholesale revenue, partially offset by a $3.5 million decrease in same store retail revenue. The $6.4 million (5%) decrease in used vehicle gross profit includes a $7.2 million (6%) decrease in same store retail gross profit and a $1.3 million decrease in same store wholesale gross profit, partially offset by $2.1 million derived from dealership acquisitions. Our comparison from the prior year proved challenging as we benefited in recent years from (i) targeted initiatives, including the building of experienced used vehicle teams, (ii) our investments in technology to better value trade-ins and improve inventory management and (iii) strong used vehicle sales in the 2006 period in Houston and Mississippi in the aftermath of hurricane Katrina. In addition, we have experienced reduced used vehicle sales to sub-prime customers as a result of the weakening economy and tighter lending practices, particularly in the second half of 2007.

The strong used vehicle wholesale environment during the second and third quarters of 2007 significantly increased the cost to acquire used vehicle inventory, increasing pressure on our used retail margins and used retail unit sales in the second half of 2007. In addition, we believe used vehicle customers were attracted to competitively priced mid-line import and mid-line domestic new vehicles as a result of manufacturer incentive programs.

During the third quarter of 2007, we began a strategic initiative to realign our inventory to (i) serve the broader used vehicle market and (ii) lower our inventory in response to the slower retail environment. Although our same store wholesale losses increased $1.3 million during 2007 and our retail margins decreased 5%, we were able to reduce our used vehicle inventory by 13% and our used vehicle inventory was better aligned with customer demand.

Parts and Service—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2007	2006
	(Dollars in millions)
Revenue:
Light vehicle—same store(1)	$587.8	$570.0	$17.8	3%
Heavy trucks	63.1	61.7	1.4	2%

Total revenue—same store(1)	650.9	631.7	19.2	3%
Revenues—acquisitions	14.0	—

Parts and service revenue, as reported	$664.9	$631.7	$33.2	5%

Gross profit:
Light vehicle—same store(1)	$313.6	$299.7	$13.9	5%
Heavy trucks	20.3	19.5	0.8	4%

Total gross profit—same store(1)	333.9	319.2	14.7	5%
Gross profit—acquisitions	7.5	—

Parts and service gross profit, as reported	$341.4	$319.2	$22.2	7%

Parts and service gross margin—same store(1)	51.3%	50.5%	0.8%	2%

Parts and service gross margin—actual	51.3%	50.5%	0.8%	2%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $33.2 million (5%) increase in parts and service revenues and $22.2 million (7%) increase in parts and service gross profit was primarily due to the performance of our customer pay business as well as revenue and gross profit derived from dealership acquisitions. Same store customer pay parts and service revenue and gross profit increased $16.8 million (4%) and $10.9 million (6%), respectively. Same store revenue and gross profit from our wholesale parts business increased $6.3 million (5%) and $1.7 million (7%), respectively. We experienced decreases in our warranty business as same store warranty revenue decreased $3.8 million (3%) as a result of improvements in the quality of vehicles produced in recent years.

Finance and Insurance, net—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2007	2006
	(In millions, except for per vehicle data)
Dealership generated F&I, net—same store(1)
Light vehicle	$151.7	$142.9	$8.8	6%
Heavy trucks	0.9	0.9	—	—%

Dealership generated F&I, net—same store(1)	152.6	143.8	8.8	6%
Dealership generated F&I, net—acquisitions	2.6	—

Dealership F&I, net	155.2	143.8	11.4	8%
Corporate generated F&I gain	—	3.4

F&I, net as reported	$155.2	$147.2	$8.0	5%

Dealership F&I per vehicle sold—same store(1)	$950	$869	$81	9%

Dealership F&I per vehicle sold—actual	$947	$869	$78	9%

F&I per vehicle sold—same store(1)	$950	$890	$60	7%

F&I per vehicle sold—actual	$947	$890	$57	6%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased $8.0 million (5%) during 2007 as compared to 2006, as a result of an $8.8 million (6%) increase in same store dealership generated F&I and $2.6 million derived from dealership acquisitions, partially offset by $3.4 million from a corporate generated F&I gain in 2006 related to the sale of our remaining interest in a pool of service contracts. The increase in same store dealership generated F&I was a result of a 9% increase in same store dealership generated F&I per vehicle sold, partially offset by a 3% decrease in same store unit sales. The increase in dealership generated F&I per vehicle sold was attributable to (i) increased customer acceptance rates on sales of our aftermarket products and services, (ii) lengthening in finance contract terms during 2007, (iii) improved F&I performance of the bottom third of our stores and (iv) the performance of F&I retrospective programs.

Selling, General and Administrative—

	For the Years Ended December 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2007	% of Gross Profit	2006	% of Gross Profit
	(Dollars in millions)
Personnel costs	$294.4	35.2%	$297.9	35.9%	(3.5)	(0.7)%
Sales compensation	91.9	11.0%	94.2	11.4%	(2.3)	(0.4)%
Share-based compensation	5.9	0.7%	5.0	0.6%	0.9	0.1%
Outside services	59.1	7.1%	51.4	6.2%	7.7	0.9%
Advertising	46.2	5.5%	46.3	5.6%	(0.1)	(0.1)%
Rent	53.3	6.4%	50.8	6.1%	2.5	0.3%
Utilities	17.3	2.1%	17.0	2.0%	0.3	0.1%
Insurance	13.4	1.6%	12.6	1.5%	0.8	0.1%
Other	60.2	7.2%	59.0	7.1%	1.2	0.1%

Selling, general and administrative—same store(1)	$641.7	76.8%	$634.2	76.4%	7.5	0.4%
Acquisitions	14.5		—

Selling, general and administrative—actual	$656.2	76.9%	$634.2	76.4%	22.0	0.5%

Gross Profit—same store	$835.2		$829.6

Gross Profit—actual	$852.8		$829.6

Same store SG&A expense as a percentage of gross profit was 76.8% for 2007, as compared to 76.4% for 2006. The 40 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes, as well as increased outside service expense and a 30 basis point increase in rent expense, partially offset by decreased personnel expense and sales compensation expense. We implemented several expense control initiatives including more efficient advertising practices, personnel reductions and revised compensation structures. The impact of these initiatives was partially offset by increased rent expense from dealership acquisitions and the expansion of our service capacity.

Depreciation and Amortization—

The $1.5 million (8%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2007 and 2006.

Other Operating (Expense) Income—

Other operating (expense) income includes gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items. Other non-core operating items include $3.0 million during 2007 related to the departure of our former chief executive officer and $0.3 million associated with a secondary stock offering, for which we did not receive any proceeds. Other operating (expense) income during 2006 included a $2.6 million gain on the sale of a franchise that was not placed into discontinued operations, because we expect that increased cash flows of our current operations will replace those of the sold franchise.

Floor Plan Interest Expense—

The $2.2 million (6%) increase in floor plan interest expense was primarily attributable to higher average inventory levels during 2007 and to a lesser extent higher interest rates during 2007, as compared to 2006.

Other Interest Expense—

The $4.8 million (11%) decrease in other interest expense was primarily attributable to a lower effective rate on our long-term debt as a result of our long-term debt refinancing, which was substantially completed in the first quarter of 2007 and finalized in the second quarter of 2007.

Loss on Extinguishment of Long-Term Debt—

We recognized an $18.5 million loss on the extinguishment of long-term debt in 2007 in connection with our long-term debt refinancing. The $18.5 million loss includes (i) a $12.9 million premium on the repurchase of the 9% Notes and 8% Notes, (ii) $5.5 million of costs associated with a pro-rata write-off of unamortized debt issuance costs related to our 9% Notes and 8% Notes, and (iii) $0.1 million of costs associated with a pro-rata write-off of the unamortized value of our terminated fair value swap associated with the 8% Notes.

During 2006, we recognized a $1.1 million net loss on the repurchase of $17.6 million of our 8% Notes.

Income Tax Expense—

The $8.3 million (22%) decrease in income tax expense was a result of (i) an $18.3 million (18%) decrease in our income before income taxes, (ii) $0.4 million related to the reversal of a deferred tax asset valuation allowance related to a tax benefit we now expect to realize and (iii) $0.6 million related to tax credits recognized for employing individuals in the areas affected by Hurricane Katrina.

Discontinued Operations—

During 2007, we sold two franchises (two dealership locations), and as of December 31, 2007, five franchises were pending disposition (four franchises were classified as discontinued operations). The $0.7 million, net of tax, loss from discontinued operations for the 2007 period was the result of a $1.2 million, net of tax, loss on the sale of two franchises (two dealership locations), partially offset by $0.5 million, net of tax, of net operating income of franchises sold or pending disposition, including rent expense of idle facilities and legal expenses of franchises sold prior December 31, 2008.

The $1.0 million, net of tax, loss from discontinued operations for the 2006 period was the result of (i) $1.6 million, net of tax, of net operating losses of franchises sold or pending disposition, including rent expense of idle facilities and legal expenses of franchises sold prior December 31, 2008, partially offset by (ii) a $0.6 million, net of tax, gain on the sale of twelve franchises (seven dealership locations).

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had cash and cash equivalents of approximately $91.6 million and working capital of $165.2 million. We had $88.0 million available for borrowings under our revolving credit facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”) for working capital, general corporate purposes and acquisitions. In addition, we had $27.8 million available for borrowings under our used vehicle floor plan facility with JPMorgan Chase Bank, N.A. and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”) for working capital, capital expenditures and general corporate purposes.

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of December 31, 2008, the funds that will be generated through future operations, and the funds available for borrowings under our revolving credit facilities, floor plan facilities, mortgage financing, proceeds from sale-leaseback transactions and asset sales will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, debt repurchases, acquisitions, capital expenditures and any seasonal operating requirements for at least the next twelve months.

Covenants

Because of the uncertainties regarding our compliance with financial covenants during 2009, as discussed below, our independent registered public accounting firm included an explanatory paragraph that indicated there is uncertainty that we will remain in compliance with certain covenants in our debt agreements and that condition raises substantial doubt about our ability to continue as a going concern in its audit report for our 2008 financial statements. The inclusion of this going concern explanatory paragraph constituted a default under our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility and our new vehicle floor plan facilities with General Motors Acceptance Corporation. We obtained waivers with respect to these defaults from the relevant lenders prior to the filing of this Annual Report on Form 10-K with the U.S. Securities and Exchange Commission.

We are subject to a number of financial covenants in our various debt and lease agreements, including those described below. As of December 31, 2008, we were in compliance with all of these covenants. In order to satisfy certain of our financial covenants in 2008, we relied in part upon income recognized in connection with our purchases of $59.8 million of our outstanding debt securities at a significant discount. See “—Subordinated Note Repurchases” below. These purchases generated approximately $34.2 million of income before tax in 2008. We expect that we may need to engage in similar purchases in order to satisfy our financial covenants during 2009. We cannot give any assurance that we will be able to make such repurchases in 2009 in amounts and at prices sufficient to satisfy our covenants. Our Board of Directors has authorized us to use an additional $50.0 million in cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from asset sales during any given calendar year.

Failure to satisfy any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreement could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. In light of current depressed conditions in the automotive industry and the exceptionally difficult current conditions in the credit markets generally, we cannot give any assurance that we would be able to successfully take these actions.

Our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility (as defined below) and certain of our mortgages and/or guarantees related to such mortgages include financial covenants with the following requirements: (i) our Current Ratio as of the end of any fiscal quarter must not be less than 1.20 to 1 (our ratio was 1.30 to 1 as of December 31, 2008); (ii) our Fixed Charge Coverage Ratio for any period of four fiscal quarters must not be less than 1.20 to 1 (our ratio was 1.88 to 1 as of December 31, 2008); (iii) our Consolidated Total Leverage Ratio must not at any time be more than 5.00 to 1 (our ratio was 4.06 to 1 as of December 31, 2008); and (iv) our Consolidated Total Senior Leverage Ratio must not at any time be more than 3.00 to 1 (our ratio was 1.56 to 1 as of December 31, 2008).

Our guarantees under the Wachovia Master Loan Agreement includes certain financial covenants with the following requirements: (i) a Current Ratio of at least 1.20 to 1 (our ratio was approximately 1.30 to 1 as of December 31, 2008); (ii) a Fixed Charge Coverage Ratio of at least 1.20 to 1 (our ratio was approximately 1.87 to 1 as of December 31, 2008); (iii) a Total Leverage Ratio of not more than 5.00 to 1 (our ratio was approximately 3.96 to 1 as of December 31, 2008) and (iv) an Adjusted Net Worth of at least $350.0 million (our Adjusted Net Worth was approximately $605.6 million as of December 31, 2008).

Certain of our lease agreements include financial covenants with the following requirements: (i) a Liquidity Ratio of at least 1.20 to 1 (our ratio was approximately 1.27 to 1 as of December 31, 2008), and (ii) an EBITDA

plus rent expense (“EBITDAR”) Ratio of at least 1.50 to 1 (our ratio was 2.64 to 1 as of December 31, 2008). A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (i) termination of the applicable lease and/or other leases with the same landlord under a cross-default provision (ii) the landlord would have a claim for liquidated damages equaling the difference between fair market rent being paid, calculated over the lease term plus the landlord’s actual damages, to the extent to which the rents accelerated under the applicable lease and/or other leases with the same landlord under a cross-default provision.

Revolving Credit Facility

In September 2008, we entered into the BofA Revolving Credit Facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities. The BofA Revolving Credit Facility, together with certain floor plan inventory financing agreements entered into (or amended) in September 2008 (collectively, the “New Floor Plan Facilities”), replaced our $550.0 million syndicated credit facility with JPMorgan Chase Bank, N.A. (the “Terminated Credit Facility”). The cancellation of the Terminated Credit Facility resulted in a $1.7 million loss associated with the write-off of related unamortized debt issuance costs, which is included in Gain (Loss) on Extinguishment of Long-Term Debt in the accompanying Consolidated Statement of (Loss) Income.

The BofA Revolving Credit Facility matures on August 15, 2012. Under the BofA Revolving Credit Facility, subject to a borrowing base, we may (i) borrow up to $200.0 million, which amount may be expanded up to $250.0 million in total credit availability upon satisfaction of certain conditions; (ii) borrow up to $25.0 million from Bank of America from a swing line of credit; and (iii) request Bank of America to issue letters of credit on our behalf. The amount available for borrowing under the BofA Revolving Credit Facility will be reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit and swing line loans issued by Bank of America. The borrowing base and the reductions based on $7.3 million of outstanding letters of credit limited our available borrowings to $138.0 million as of December 31, 2008. As of December 31, 2008, we had $50.0 million in borrowings outstanding under the BofA Revolving Credit Facility, leaving $88.0 million in incremental borrowing capacity.

Any loan (including any swing line loans) under the BofA Revolving Credit Facility will bear interest at (i) a specified percentage above the London Interbank Offered Rate (“LIBOR”) according to a utilization rate-based pricing grid ranging from 2.25% to 3.25% above LIBOR; or at our option (ii) the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus 0.50%, plus a rate ranging from 0.50% to 1.00% determined in accordance with the utilization rate-based pricing grid.

Under the terms of the BofA Revolving Credit Facility, we agreed not to pledge any assets to a third party, subject to certain exceptions (such as the security interest in new vehicle inventory financed using floor plan arrangements and used vehicles used as collateral under our floor plan facility with JPMorgan Chase Bank, N.A.). In addition, the BofA Revolving Credit Facility contains certain negative covenants, including covenants which could prohibit or restrict the payment of dividends, equity and debt repurchases, capital expenditures and material dispositions of assets, as well as other customary covenants and default provisions. We are also subject to financial covenants under the terms of the BofA Revolving Credit Facility (refer to further discussion above under “Covenants”).

The BofA Revolving Credit Facility contains events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Bank of America, as the administrative agent, may (i) require us to immediately repay all outstanding amounts under the BofA Revolving Credit Facility; (ii) declare the commitment of each lender to make loans and any obligation of the Bank of America to extend letters of credit terminated; (iii) require us to cash collateralize any letter of credit obligations; and (iv) exercise on behalf of itself and the other lenders all rights and remedies available to it and the other lenders under the credit agreement and each of the other loan documents.

Under the terms of collateral documents entered into with the lenders under the BofA Revolving Credit Facility, the lenders have a security interest in certain of our personal property other than fixtures and certain other excluded property. Our subsidiaries also guarantee our obligations under the BofA Revolving Credit Facility.

Used Vehicle Floor Plan Facility

In October 2008, we entered into a $75.0 million used vehicle floor plan facility with JPMorgan Chase Bank, N.A, as administrative agent, and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”), which is secured by certain of our used motor vehicle inventory. The JPMorgan Used Vehicle Floor Plan Facility matures on August 15, 2012. Under the JPMorgan Used Vehicle Floor Plan Facility, subject to a borrowing base, we may borrow up to $75.0 million, which amount may be expanded up to $100.0 million in total credit availability upon satisfaction of certain conditions. The amount available for borrowing under the JPMorgan Used Vehicle Floor Plan Facility is limited by the lesser of (i) $75.0 million and (ii) 65% of the net book value of our used vehicle inventory (excluding heavy trucks and our Ford, Lincoln and Mercury inventory) eligible to be used in the borrowing base calculation, less unpaid liens. As of December 31, 2008, we did not have any amounts outstanding and our available borrowings under the JPMorgan Used Vehicle Floor Plan Facility were limited to $27.8 million.

Any loan under the JPMorgan Used Vehicle Floor Plan Facility will bear interest at LIBOR, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus 1.5%. If there is a change in the law making it unlawful to make or maintain any loan under the JPMorgan Used Vehicle Floor Plan Facility, then any outstanding loan may be converted to a loan bearing interest at the prime rate in effect, plus 1.5%. Upon an event of default under the JPMorgan Used Vehicle Floor Plan Facility, the lenders may request that we pay interest on the principal outstanding amount of all outstanding loans at the interest rate otherwise applicable to such loan, plus 2% per annum.

Under the terms of the JPMorgan Used Vehicle Floor Plan Facility, we have agreed not to encumber assets, subject to certain exceptions (such as the security interest in new vehicle inventory financed using floor plan arrangements). In addition, the JPMorgan Used Vehicle Floor Plan Facility contains certain negative covenants, including covenants which could prohibit or restrict the payment of dividends, capital expenditures and the dispositions of assets, as well as other customary covenants and default provisions. We are also subject to financial covenants under the terms of the JPMorgan Used Vehicle Floor Plan Facility (refer to further discussion above under “Covenants”).

The JPMorgan Used Vehicle Floor Plan Facility contains events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, JPMorgan Chase Bank, N.A., as the administrative agent, may (i) require us to immediately repay all outstanding amounts under the JPMorgan Used Vehicle Floor Plan Facility; (ii) terminate the commitment of each lender to make loans; and (iii) exercise on behalf of itself and the other lenders all rights and remedies available to it and the other lenders under the credit agreement.

New Vehicle Floor Plan Facilities

As of December 31, 2008, our new inventory purchases were financed by the following floor plan providers:

•	American Honda Finance—Honda and Acura new vehicle inventory;

•	Bank of America—Chrysler, Dodge and Jeep new vehicle inventory—limited to $29.0 million of borrowing capacity;

•	BMW Financial Services—BMW and MINI new vehicle inventory;

•	Comerica Bank—Hino and Isuzu Truck new heavy truck inventory;

•	Navistar Financial—International Truck, IC Bus, Workhorse and UD new heavy truck inventory;

•	DCFS USA LLC—Mercedes-Benz and smart new vehicle inventory;

•	Ford Motor Credit Corporation—Ford, Lincoln, Mercury, Volvo and Mazda, new vehicle inventory;

•	General Motors Acceptance Corporation—Chevrolet, Pontiac, Buick, GMC and Cadillac new vehicle inventory;

•	JPMorgan Chase Bank, N.A.—Hyundai, Kia, Audi, Porsche, Volkswagen, Land Rover and Jaguar new vehicle inventory—limited to $30.0 million of borrowing capacity;

•	Nissan Motor Acceptance Corporation—Nissan and Infiniti new vehicle inventory;

•	PACCAR Financial Services Corporation—Peterbilt new heavy truck inventory;

•	Toyota Financial Services—Toyota new vehicle inventory purchased from Gulf States Toyota and Lexus new vehicle inventory; and

•	World Omni Financial Corporation—Toyota new vehicle inventory purchased from Southeast Toyota.

Borrowings on all our floor plan financing facilities mentioned above accrue interest at rates ranging from approximately 1.00% to 3.75% above LIBOR or 0.50% to 1.50% above the prime rate, with some floor plan financing facilities establishing specific prime rate minimums. Other than the limitations under our new vehicle floor plan facilities with Bank of America and JPMorgan Chase Bank, N.A., as discussed above, all of our other new vehicle floor plan facilities do not have stated borrowing limitations. Our floor plan facility with JPMorgan Chase Bank, N.A. matures in August 2012 and the floor plan facilities with all other lenders have no stated termination date.

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

Mortgage Notes Payable

In the second quarter of 2008, we acquired thirty-three properties previously leased by our dealerships for an aggregate purchase price of $207.9 million, $202.2 million of which was pursuant to the exercise of a right of first refusal. We financed the purchase of these properties with $151.1 million of mortgage borrowings and $56.8 million of available cash. During the third quarter of 2008, we sold one of these properties at book value for proceeds of $3.6 million and repaid the related mortgage note payable of $3.5 million. As of December 31, 2008, two of these properties with an aggregate book value of $8.2 million and associated mortgage notes payable of $8.0 million were classified as Assets Held For Sale and Liabilities Associated with Assets Held for Sale, respectively, on the accompanying Consolidated Balance Sheets. We do not use these properties in our dealership operations and they are pending disposition.

To finance the purchase of these properties, in June 2008, we entered into a master loan agreement with Wachovia Bank, National Association, a national banking association, and Wachovia Financial Services, Inc., a North Carolina corporation (collectively referred to as, “Wachovia”, and the master loan agreement being referred to as, the “Wachovia Master Loan Agreement”). Pursuant to the terms of the Wachovia Master Loan Agreement, Wachovia extended credit to certain of our subsidiaries guaranteed by us through a series of related but separate loans (collectively, the “Wachovia Mortgages”) in the aggregate amount of $151.1 million to provide financing for the $202.2 million purchase of previously leased real estate comprised of 32 properties located in Florida, North Carolina, Virginia, Georgia, Arkansas and Texas. Each of the Wachovia Mortgages is secured by the related underlying property and bears interest at 1-month LIBOR plus 2.95%. We are required to make monthly principal payments based on a straight-line twenty year amortization schedule, with balloon repayment of all outstanding principal amounts due in June 2013. As of December 31, 2008, the aggregate principal amount of the Wachovia Mortgages was $144.1 million, of which $8.0 million was classified as Liabilities Held for Sale on the accompanying Consolidated Balance Sheet.

The Wachovia Master Loan Agreement contains customary representation and warranties and the guarantees under such agreements contain negative covenants by the Borrowers, including, among other things, covenants not to, with permitted exceptions, (i) incur any additional debt; (ii) create any additional liens on the Property; and (iii) enter into any sale-leaseback transactions in connection with the underlying properties. The Wachovia Master Loan Agreement also contains customary events of default, including, change of control, non-payment of obligations and cross-defaults. We are also subject to financial covenants under the terms of the guarantees related to the Wachovia Master Loan Agreement. Upon an event of default, Wachovia may, among other things, (i) accelerate the Wachovia Mortgages; (ii) opt to have the principal amount outstanding under the Wachovia Mortgages bear interest at 1-month LIBOR, plus 5.95% from the time it chooses to accelerate the repayment of the Wachovia Mortgages until the Wachovia Mortgages are paid in full; and (iii) foreclose on and sell some or all of the properties underlying the Wachovia Mortgages; and cause a cross-default on our other debt obligations.

As of December 31, 2008, excluding the mortgages mentioned above, we had four real estate mortgage notes payable with an outstanding balance of $41.4 million. During 2008, we borrowed $16.7 million from BMW Financial Services in connection with the construction of a service facility at one of our dealerships. These obligations are collateralized by the related real estate with a carrying value of $63.6 million as of December 31, 2008, and mature between 2011 and 2018.

Subordinated Note Repurchases

As of December 31, 2008, we had $384.6 million in aggregate principal amount of subordinated notes outstanding, including: $62.0 million of 3% Senior Subordinated Convertible Notes due 2012 (“the 3% Notes”), $179.4 million of 8% Senior Subordinated Notes due 2014 (the “8% Notes”) and $143.2 million of 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”). During the fourth quarter of 2008, we repurchased $53.0 million of our 3% Notes for a total cost of $21.2 million and $6.8 million of our 7.625% Notes for a total cost of $2.8 million. We recorded a $34.2 million gain associated with the repurchase of our subordinated notes, net of the write-off of $1.6 million of related unamortized debt issuance costs, which is included in Gain (Loss) on Extinguishment of Long-Term Debt in the accompanying Consolidated Statement of (Loss) Income. We may from time to time repurchase subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase subordinated notes will be dependent upon prevailing market conditions, our liquidity position, and other factors. Our Board of Directors has authorized us to use up to an additional $50.0 million of cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from asset sales during any given calendar year.

3% Senior Subordinated Convertible Notes due 2012

We had $62.0 million in aggregate principal amount of our 3% Notes outstanding as of December 31, 2008. We pay interest on the 3% Notes on March 15 and September 15 of each year until their maturity on September 15, 2012. If and when the 3% Notes are converted, we will pay cash for the principal amount of each Note and, if applicable, shares of our common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3% Notes) in the relevant 30 VWAP trading day observation period. The initial conversion rate for the 3% Notes is 29.4172 shares of common stock per $1,000 principal amount of 3% Notes, which is equivalent to an initial conversion price of $33.99 per share. As of December 31, 2008, the conversion price of our 3% Notes was $33.85, which was reduced as the result of our decision to pay a dividend in the third and fourth quarters of 2007 and the first quarter of 2008 at a rate in excess of the $0.20 per share we were paying at the date of issuance of the 3% Notes. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest.

Our 3% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries. We are a holding company that has no material independent assets or operations. Any subsidiary other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 3% Notes, in certain circumstances, restrict our ability to, among other things, enter into merger transactions or sell all or substantially all of our assets.

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock with Deutsche Bank AG, London Branch and Goldman, Sachs & Co. (collectively, the “Counterparties”). The convertible note hedge transactions require the Counterparties to deliver to us, subject to customary anti-dilution adjustments, certain shares of our common stock upon conversion of the 3% Notes as discussed in greater detail below. In connection with the repurchase of $53.0 million of 3% Notes, a pro-rata portion of the convertible note hedges were terminated.

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of December 31, 2008, the strike price was $44.74 as a result of our decision to increase our quarterly dividend by $0.025 to $0.225 in the third and fourth quarters of 2007 and the first three quarters of 2008.

The convertible note hedge and warrant transactions are separate contracts and are not part of the terms of the 3% Notes, as such, they do not affect the holders’ rights under the 3% Notes. Holders of the 3% Notes do not have any rights with respect to the convertible note hedge and warrant transactions. The convertible hedge and warrant transactions will essentially have the effect of increasing the conversion price of the 3% Notes to $44.74. The convertible note hedge and warrant transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of exercise is between $33.85 and $44.74.

7.625% Senior Subordinated Notes due 2017

We had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding as of December 31, 2008. We pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017. At any time during the term of the 7.625% Notes, we may choose to redeem all or a portion of the 7.625% Notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 7.625% Notes indenture. At any time on or after March 15, 2012, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 103.813% of the aggregate principal amount of the 7.625% Notes and reduces on each subsequent March 15 by approximately 1.3% until the price reaches 100% of the aggregate principal amount on March 15, 2015 and thereafter. On or before March 15, 2010, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the 7.625% Notes at a redemption price equal to 107.625% of such principal amount plus accrued and unpaid interest thereon.

Our 7.625% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no material independent assets or operations. Any subsidiary other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 7.625% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.

8% Senior Subordinated Notes due 2014

We had $179.4 million in aggregate principal amount of our 8% Notes outstanding as of December 31, 2008. We pay interest on March 15 and September 15 of each year until maturity of the 8% Notes on March 15, 2014. At any time on or after March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 104.0% of the aggregate principal amount of the 8% Notes and reduces on each subsequent March 15 by approximately 1.3% until the price reaches 100% of the aggregate principal amount on March 15, 2012 and thereafter. At any time before March 15, 2009, we may choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 8% Notes indenture.

Our 8% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no material independent assets or operations. Any subsidiary other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 8% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.

Share Repurchase and Dividends

In January, May and August of 2008, our Board of Directors declared a $0.225 per share dividend, which totaled $21.5 million. Due to the challenging retail environment and the resulting decline in our profitability, the Board of Directors elected to suspend our dividend payments, and no dividend was paid in the fourth quarter of 2008 (refer to further discussion below under “Stock Repurchase and Dividend Restrictions”).

We repurchased 82,957 shares of our common stock for $1.2 million from employees in connection with the net share settlement of employee share-based awards during 2008 (refer to further discussion below under “Stock Repurchase and Dividend Restrictions”).

Contractual Obligations

As of December 31, 2008, we had the following contractual obligations (in millions):

	Payments due by period
	2009	2010	2011	2012	2013	Thereafter	Total
Floor plan notes payable(a)	$633.4	$—	$—	$—	$—	$—	$633.4
Operating leases	36.8	34.0	33.5	32.5	29.9	173.5	340.2
Long-term debt, including capital lease obligations(b)	58.8	8.1	29.5	68.9	110.0	337.4	612.7
Interest on long-term debt(c)	35.6	35.2	34.3	32.6	29.9	38.5	206.1
Liabilities associated with assets held for sale(d)	11.0	—	—	—	—	—	11.0
Severance	3.0	0.2	—	—	—	—	3.2
Employee compensation obligations	1.1	0.3	—	—	—	7.7	9.1

Total	$779.7	$77.8	$97.3	$134.0	$169.8	$557.1	$1,815.7

(a)	Includes $20.6 million classified as Liabilities associated with assets held for sale
(b)	Does not include $5.6 million of fair value hedge which reduces the book value of our 8% Notes
(c)	Includes variable interest calculated using a 1.7% estimate of LIBOR
(d)	Includes a $3.0 million obligation on property unused and $8.0 million of mortgage notes payable as of December 31, 2008 and classified as Liabilities associated with assets held for sale

As of December 31, 2008, we had a $3.1 million liability for unrecognized tax benefits. We have not included this amount in the table above as we are not able to determine with any certainty which year such liability would be paid.

Cash Flow

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the entity from which we purchase a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as “floor plan notes payable—non-trade”), are classified as financing activities on the accompanying Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the entity from which we purchase new vehicles (collectively referred to as “floor plan notes payable – trade”) is classified as an operating activity on the Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the entity from which we purchased the related inventory while the latter are cash flows related to amounts payable to a lender not affiliated with the entity from which we purchased the related inventory.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan providers require amounts borrowed for the purchase of a vehicle to be repaid immediately after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan as compared to us). In addition, we include all floor plan borrowings and repayments in our operating cash flow forecasts. As a result, we use adjusted cash flow from operating activities to compare our results to forecasts. We believe that by splitting the cash flows of floor plan notes payable between operating activities and financing activities while all new vehicle inventory activity is included in operating activities results in significantly different operating cash flow than when all the cash flows of floor plan notes payable are classified together in operating activities.

The non-GAAP measure “cash provided by operating activities, as adjusted” has material limitations. Cash provided by operating activities, as adjusted, includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the entity from which we purchase the related vehicle. In addition, the non-GAAP measure cash provided by operating activities, as adjusted, may not be comparable to similarly titled measures of other companies. In order to compensate for these limitations we also review the related GAAP measures.

We have provided a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Year Ended December 31,
	2008	2007	2006
	(In millions)
Reconciliation of Cash provided by Operating Activities to Cash provided by Operating Activities, as adjusted
Cash provided by operating activities, as reported	$529.2	$69.3	$128.6
New vehicle floor plan (repayments) borrowings—non-trade, net	(354.7)	77.5	(31.0)
Floor plan notes payable—trade divestitures	5.9	—	14.0

Cash provided by operating activities, as adjusted	$180.4	$146.8	$111.6

Operating Activities—

Net cash provided by operating activities totaled $529.2 million, $69.3 million and $128.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash provided by operating activities, as adjusted, totaled $180.4 million, $146.8 million and $111.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash provided by operating activities, as adjusted, includes net (loss) income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The increase in our cash provided by operating activities, as adjusted, for the year ended December 31, 2008, compared to the year ended December 31, 2007, was primarily the result of (i) $58.9 million related to the timing of collection of accounts receivable and contracts-in-transit and (ii) $71.2 million related to timing of sale of inventory and repayment of the related floor plan notes payable, partially off-set by (iii) a $46.9 million increase in accounts payable and accrued expenses and (iv) a $51.8 million decrease in net (loss) income adjusted for non-cash items.

Investing Activities—

Net cash used in investing activities totaled $292.4 million and $154.9 million for the years ended December 31, 2008 and 2007, respectively. Net cash provided by investing activities totaled $8.8 million for the year ended December 31, 2006. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity, purchase of real estate previously rented by us under lease agreements, and construction reimbursements from lessors in connection with our sale-leaseback agreements.

Capital expenditures were $69.3 million, $57.2 million and $45.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our capital investments consisted of upgrades of our existing facilities, equipment purchases and construction of new facilities. We received $1.8 million, $11.4 million and $3.4 million in construction reimbursements from lessors in connection with our sale-leaseback agreements during the years ended December 31, 2008, 2007 and 2006, respectively. We expect that capital expenditures during 2009 will be limited to necessary maintenance on our existing facilities and completion of current construction projects, and will total between $10.0 and $15.0 million.

Investments in acquisitions totaled $41.9 million for one franchise and $117.1 million for nine franchises during the years ended December 31, 2008 and 2007, respectively. We did not complete any acquisitions during the year ended December 31, 2006. Included in the $41.9 million was $17.0 million of goodwill, $9.6 million of inventory, $7.5 million of franchise rights, $7.3 million of property and equipment, $0.4 million of loaner vehicles and $0.1 million of deferred acquisition costs. We financed this acquisition by using (i) $33.9 million of cash, (ii) $7.6 million of floor plan borrowings for the purchase of new vehicle inventory and (iii) $0.4 million of loaner vehicle financing.

During the year ended December 31, 2008, we paid $207.9 million for the purchase of previously leased real estate. We financed the purchases of this real estate with $151.1 million of mortgage borrowings and $56.8 million of available cash.

Proceeds from the sale of assets totaled $25.4 million, $11.7 million and $52.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the proceeds from the sale of assets for the years ended December 31, 2008, 2007 and 2006, were $10.4 million, $5.7 million and $25.2 million, respectively, associated with the sale of inventory in connection with dealership divestitures. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest certain dealerships.

Financing Activities—

Net cash used in financing activities totaled $198.6 million and $65.4 million during 2008 and 2006, respectively. Net cash provided by financing activities totaled $9.8 million during 2007.

During 2008, 2007 and 2006, proceeds from borrowings amounted to $302.8 million, $283.3 million and $1.0 million, respectively.

During 2008, 2007 and 2006, repayments of borrowings totaled $126.1 million, $277.8 million and $20.6 million, respectively. The proceeds from borrowings, net of repayments, during 2008 were primarily related to mortgage borrowings in connection with the purchases of previously leased real estate. The proceeds from borrowing and repayments of borrowings during 2007 were primarily related to the refinancing of our long-term debt.

During 2007, in connection with the issuance of our 3% Notes, we paid $19.3 million for a convertible bond hedge and sold warrants to purchase shares of our common stock at an initial price of $45.09 per share for proceeds of $8.9 million.

During 2008, we paid $2.8 million of debt issuance costs in connection with entering into the BofA Revolving Credit Facility and JPMorgan Chase Used Vehicle Floor Plan Facility and, during 2007, we paid debt issuance costs of $7.9 million in connection with the issuance of our 3% Notes and 7.625% Notes.

During 2007, we received net proceeds of $3.2 million, from sale-leaseback transactions, where we owned real estate with substantial equity. We consider these particular transactions financing activities as we owned the real estate and related improvements prior to the sale-leaseback transaction and continue to use the dealership facilities and related real estate in our operations. We have entered into long-term lease agreements for use of the dealership facilities with the lessors.

We borrowed $7.6 million and $27.9 million, from our Floor Plan Facilities for the purchase of inventory in connection with one and seven dealership acquisitions during 2008 and 2007, respectively. We did not acquire any dealerships during 2006. We repaid $2.8 million, $5.4 million and $11.3 million of non-trade floor plan notes payable associated with sale of six, two and four dealerships during 2008, 2007 and 2006, respectively.

During 2008, 2007 and 2006, we paid dividends totaling $21.5 million, $27.7 million and $13.3 million, respectively. In addition, we repurchased 82,957 shares for $1.2 million from employees in connection with the net share settlement of employee share-based awards during 2008. During 2007, we declared two $0.20 per share dividends and two $0.225 per share dividends totaling $27.7 million. During 2007, we purchased 2.3 million shares of our common stock for $57.1 million.

During 2008, 2007 and 2006 we received proceeds from the exercise of stock options totaling $0.2 million, $3.3 million and $8.1 million, respectively. In connection with the exercise and vesting of share-based awards during 2007, we repurchased 131,629 shares of common stock from employees for $1.6 million, which was equal to the employees’ tax liability from the exercise or vesting of share-based payment arrangements. In addition, we recognized $1.7 million and $2.1 million of excess tax benefits from the exercise and vesting of share-based awards during 2007 and 2006, respectively.

Acquisitions and Divestitures

During 2008, we acquired one franchise (one dealership location) and the related real estate for an aggregate purchase price of $41.9 million. During the twelve months ended December 31, 2007, we acquired nine franchises (seven dealership locations), including two heavy truck franchises for an aggregate purchase price of $117.1 million.

During 2008, we sold seven franchises (five dealership locations) and closed six franchises (two dealership locations) for proceeds of $22.5 million. During 2007, we sold two franchises (two dealership locations) for proceeds of $8.3 million.

Pending Acquisitions and Divestitures

As of December 31, 2008, three franchises (three dealership locations) were pending disposition, including one dealership location, which was not placed into discontinued operations because the cash flows will be replaced by our existing operations. Assets associated with pending dispositions totaled $32.6 million as of December 31, 2008. Liabilities associated with pending dispositions totaled $20.6 million as of December 31, 2008.

Assets and liabilities held for sale also includes real estate not currently used in our operations that we intend to sell and the related liabilities totaling $17.8 million and $11.0 million, respectively, as of December 31, 2008.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 8% Notes, our 7.625% Notes, and the agreements governing our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. Such limits are calculated by adding 50% of cumulative net income or subtracting 100% of cumulative net losses (the “Cumulative Net Income Basket”); however, under our most restrictive covenant we may spend $15.0 million in addition to amounts provided by the Cumulative Net Income Basket to repurchase common stock or pay dividends. As of December 31, 2008, our ability to repurchase common stock or pay dividends was limited to $2.4 million under our most restrictive covenant. In addition, notwithstanding the limitations mentioned above, we may spend up to $2.0 million per year to repurchase common stock.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the years presented other than those disclosed in Notes 20 and 21 of our consolidated financial statements.

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

Goodwill, Manufacturer Franchise Rights and Other Intangible Assets—

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

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and indefinite lived manufacturer franchise rights for impairment annually on October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that manufacturer franchise rights become impaired due to decreases in fair market value of our individual franchises or to the extent that goodwill becomes impaired due to decreases in the fair market value of our automotive retail business.

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

We have determined that the recent economic conditions and the resulting impact on the automotive retailing industry, as well as the uncertainty surrounding the going concern of the domestic automobile manufacturers indicated the impairment of our indefinite-lived intangible assets as of December 31, 2008.

The test for goodwill impairment, as defined by SFAS No. 142, is a two-step approach. In the first step of the impairment test, we determined that the fair value of our single reporting unit was less than its carrying value. We calculated our estimated fair value used in the step one determination of fair value as the amount that we would receive in a sale of our company as a whole in an orderly transaction between market participants as of December 31, 2008, using two valuation methods. First, we used the quoted market price of our outstanding common shares at December 31, 2008, and added a control premium that is representative of (i) recent comparatively sized sale transactions and (ii) certain qualitative and quantitative macroeconomic conditions, including the current economic environment, which we believe impacted the quoted market price of our common stock. Second, we performed a discounted cash flow analysis using forward-looking projections of our estimated future operating results. Based on the results of both valuation methods, we concluded that the fair value of our company was below the carrying value of our net assets at December 31, 2008.

As a result, we proceeded to the second step, which involved an analysis reflecting the allocation of the fair value determined in the first step (as if it were the purchase price in a business combination). This process resulted in no allocation of fair value to goodwill. The calculated fair value of the goodwill resulting from this allocation was therefore deemed to be zero and as a result we incurred a non-cash impairment of $499.8 million related to the decline in the value of our goodwill. We do not have any goodwill remaining as of December 31, 2008.

Prior to our adoption on July 1, 2001, of SFAS No. 141, Business Combinations, and in accordance with applicable accounting standards, we did not separately identify franchise rights associated with the acquisition of dealerships as separate intangible assets. In performing the second step, we were required by SFAS No. 142 to assign value to these previously unrecognized identifiable intangible assets (including such franchise rights) even though such amounts were not separately identified on our Consolidated Balance Sheets.

We determined that the fair market value of certain of our manufacturer franchise rights was below its carrying value. We calculated the fair market value using a discounted projected cash flow analysis specific to each franchise. The reduction in the fair market value was a result of lower projected cash flows and increased discount rates, which is reflective of the current economic environment. As a result we recognized a $37.1 million non-cash impairment of manufacturer franchise rights. As of December 31, 2008, we had $23.6 million of manufacturer franchise rights remaining, primarily related to our luxury franchises, $7.9 million of which were classified as Assets Held for Sale.

The impairment expense associated with other intangible assets totaling $2.6 million consisted primarily of miscellaneous intangible assets related to completed acquisitions.

Impairment of Long-Lived Assets

We identified potential impairment indicators related to certain of our real estate, after giving consideration to the likelihood that certain facilities would not be sold or used by a prospective buyer as an automobile dealership operation given current market conditions. In accordance with SFAS No. 144, we reviewed the carrying value of such assets compared to estimates of fair market values determined by third-party appraisal and brokers’ opinions of value. Accordingly, we recorded an $11.4 million non-cash impairment of certain property and equipment.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a customer prepays or defaults on a retail sales contract or cancels an insurance or warranty contract. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 8% and 27%. Our F&I chargebacks from continuing operations for the twelve months ended December 31, 2008, 2007 and 2006 were $19.1 million, $22.3 million, and $19.8 million, respectively. Our chargeback reserves were $15.2 million and $16.1 million as of December 31, 2008 and December 31, 2007, respectively. Total chargebacks as a percentage of F&I revenue for the twelve months ended December 31, 2008 and 2007, were 12% and 13%, respectively. A 1% change in our estimate for all our products would have changed our finance and insurance, net by approximately $1.5 million.

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

Our used light vehicle loss histories have indicated that our losses range between 2% and 6% of our used light vehicle inventory. Our used light vehicle losses for the twelve months ended December 31, 2008, 2007 and 2006 were $15.6 million, $14.7 million and $13.6 million, respectively. As of December 31, 2008, our used light vehicle loss reserve was $3.1 million or 5.7% of used light vehicle inventory. As of December 31, 2007, our used light vehicle loss reserve was $3.4 million, or 3.4% of used light vehicle inventory. As of December 31, 2008, each 1% change in our estimate would change our used light vehicle reserve approximately $0.5 million. As a result of current market conditions our inventory reserves are at the highest percentage level in recent history. If one or more vehicle manufacturers were to file for bankruptcy, we believe we would need to significantly increase our inventory reserves.

Insurance Reserves—

We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of December 31, 2008 and December 31, 2007, we had $10.6 million and $8.4 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Insurance losses for the twelve months ended December 31, 2008, 2007 and 2006, totaled $23.3 million, $22.7 million and $22.3 million, respectively.

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

In March 2008, the FASB concluded its re-deliberations on FSP APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. The provisions of FSP APB 14-a apply to our 3% Senior Subordinated Convertible Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. The adoption of FSP APB 14-a will increase our interest expense by approximately $1.7 million in 2009, decrease retained earnings on January 1, 2009 by approximately $15.3 million, increase additional paid in capital on January 1, 2009 by $19.3 million and decrease our long-term debt on January 1, 2009 by $4.0 million.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We adopted SFAS 161 in the fourth quarter of 2008. The provisions of SFAS 161 are only related to disclosure of derivative and hedging activities and did not have a material impact on our consolidated financial statements.

We adopted the provisions of SFAS No. 157, “Fair Value Measures” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB

Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Required disclosures are included in Note 15 to our Consolidated Financial Statements. We do not expect the adoption of SFAS 157 for nonfinancial assets and liabilities to have a material impact on our Consolidated Financial Statements. The adoption of FAS 157 with respect to nonfinancial assets and liabilities will not have a material impact on our Consolidated Financial Statements.

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

Cash provided by operating activities, as adjusted

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the entity from which we purchase a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as “floor plan notes payable—non-trade”), are classified as financing activities on the accompanying Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the entity from which we purchase new vehicles (collectively referred to as “floor plan notes payable—trade”) is classified as an operating activity on the Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the entity from which we purchased the related inventory while the latter are cash flows related to amounts payable to a lender not affiliated with the entity from which we purchased the related inventory.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan providers require amounts borrowed for the purchase of a vehicle to be repaid immediately after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan as compared to us). In addition, we include all floor plan borrowings and repayments in our operating cash flow forecasts. As a result, we use adjusted cash flow from operating activities to compare our results to forecasts. We believe that by splitting the cash flows of floor plan notes payable between operating activities and financing activities while all new vehicle inventory activity is included in operating activities results in significantly different operating cash flow than when all the cash flows of floor plan notes payable are classified together in operating activities.

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

	For the Year Ended December 31,
	2008	2007	2006
	(In millions)
Reconciliation of Cash provided by Operating Activities to Cash provided by Operating Activities, as adjusted
Cash provided by operating activities, as reported	$529.2	$69.3	$128.6
New vehicle floor plan (repayments) borrowings—non-trade, net	(354.7)	77.5	(31.0)
Floor plan notes payable—trade divestitures	5.9	—	14.0

Cash provided by operating activities, as adjusted	$180.4	$146.8	$111.6

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $723.0 million of total variable rate debt (including floor plan notes payable) outstanding as of December 31, 2008, a 1% change in interest rates would result in a change of approximately $7.2 million to our annual other interest expense.

We received $21.1 million of interest credit assistance from certain automobile manufacturers during the twelve months ended December 31, 2008. Interest credit assistance reduced cost of sales (including amounts classified as discontinuing operations) for the twelve months ended December 31, 2008, by $20.8 million and reduced new vehicle inventory by $8.1 million and $7.8 million as of December 31, 2008 and December 31, 2007, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk –

In the second quarter of 2008, we entered into an interest rate swap with a current notional principal amount of $125.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan notes payable through maturity in June 2013. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

We have an interest rate swap with a current notional principal amount of $12.9 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

The effect of derivative instruments on the Consolidated Statement of (Loss) Income for the year ended December 31, 2008 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in OCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(9.0)	Floor plan interest expense	$(3.6)	$(0.7)	$—	Floor plan interest expense

Interest rate swaps	$(0.5)	Other interest expense	$(0.2)	$—	$—	Other interest expense

On the basis of yield curve conditions as of December 31, 2008, we anticipate that the amount expected to be reclassified out of OCI into earnings in the next 12 calendar months will be a loss of $4.7 million. This loss, however, would be more than compensated for by reduced variable rate funding costs, as the cash flow hedges responsible for the reclassified amounts hedge only approximately 16 percent of our variable interest rate exposure.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet and the Effect of Derivative Instruments on the Consolidated Statement of (Loss) Income for the year ended December 31, 2008 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$(7.4)

Fair value estimates reflect making a credit adjustment to the discount rate applied to all expected cash flows under the swap. We used a discount rate of 28 percent for all prospective periods. Other than that assumption, all other inputs in this valuation exercise reflect level 2 inputs.

Market Risk Disclosures as of December 31, 2008:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(6.8)
Interest Rate Swap*	$12.9	4.3300%	1 month LIBOR	2011	$(0.6)

Fair value estimates reflect making a credit adjustment to the discount rate applied to all expected cash flows under the swap. We used a discount rate of 28 percent for all prospective periods. Other than that assumption, all other inputs in this valuation exercise reflect level 2 inputs.

*	This swap is amortizing. At the last quarter, its notional value will be $11.3 million.

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock with Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”). The convertible note hedge transaction requires the Counterparties to deliver to us, subject to customary anti-dilution adjustments, all shares issuable upon conversion of the 3% Notes. The effect of the convertible note hedge transactions is to unwind the conversion feature of the 3% Notes. Under the terms of the convertible note hedge transactions we will receive shares from the Counterparties in the event of a conversion of our 3% Notes. In connection with the repurchase of $53.0 million of 3% Notes, a pro-rata portion of the convertible note hedges was terminated.

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of December 31, 2008, the strike price was adjusted to $44.74 as a result of our decision to increase our quarterly dividend by $0.025 to $0.225 in the third and fourth quarter of 2007 and the first three quarters of 2008. Under the terms of the warrant transactions we are required to issue shares of our common stock to the Counterparties in the event of a conversion of our 3% Notes at a strike price above $44.74.

The convertible note hedge and warrant transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of conversion is between $33.85 and $44.74.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asbury Automotive Group, Inc.

Duluth, GA

We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asbury Automotive Group, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, there is uncertainty that the Company will remain in compliance with certain debt covenants throughout 2009. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 16, 2009

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91.6	$53.4
Contracts-in-transit	63.8	116.1
Accounts receivable (net of allowance of $0.9 and $0.7, respectively)	82.2	132.8
Inventories	666.6	770.0
Deferred income taxes	10.9	12.3
Assets held for sale	50.4	34.1
Other current assets	54.2	73.7

Total current assets	1,019.7	1,192.4
PROPERTY AND EQUIPMENT, net	476.7	238.6
GOODWILL	—	483.3
DEFERRED INCOME TAXES, net of current portion	103.2	—
OTHER LONG-TERM ASSETS	54.7	102.0

Total assets	$1,654.3	$2,016.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$478.2	$193.7
Floor plan notes payable—non-trade	134.6	480.2
Current maturities of long-term debt	58.8	1.7
Accounts payable and accrued liabilities	151.3	186.2
Liabilities associated with assets held for sale	31.6	9.9

Total current liabilities	854.5	871.7
LONG-TERM DEBT	548.3	473.9
DEFERRED INCOME TAXES	—	51.7
OTHER LONG-TERM LIABILITIES	28.8	34.8
COMMITMENTS AND CONTINGENCIES (Notes 20 and 21)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized 36,711,885 and 36,258,961 shares issued, including shares held in treasury, respectively	0.4	0.3
Additional paid-in capital	442.4	440.4
(Accumulated deficit) retained earnings	(140.0)	219.4
Treasury stock, at cost; 4,760,218 and 4,677,261 shares held, respectively	(74.5)	(73.3)
Accumulated other comprehensive loss	(5.6)	(2.6)

Total shareholders’ equity	222.7	584.2

Total liabilities and shareholders’ equity	$1,654.3	$2,016.3

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In millions, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
REVENUES:
New vehicle	$2,705.8	$3,263.9	$3,294.7
Used vehicle	1,085.3	1,389.8	1,357.5
Parts and service	692.6	664.9	631.7
Finance and insurance, net	135.8	155.2	147.2

Total revenues	4,619.5	5,473.8	5,431.1
COST OF SALES:
New vehicle	2,524.6	3,028.8	3,059.0
Used vehicle	994.3	1,268.7	1,230.0
Parts and service	343.4	323.5	312.5

Total cost of sales	3,862.3	4,621.0	4,601.5

GROSS PROFIT	757.2	852.8	829.6
OPERATING EXPENSES:
Selling, general and administrative	616.6	656.2	634.2
Depreciation and amortization	23.4	20.6	19.1
Impairment expenses	535.9	—	—
Other operating expense (income), net	1.3	1.0	(1.4)

(Loss) income from operations	(420.0)	175.0	177.7
OTHER INCOME (EXPENSE):
Floor plan interest expense	(30.8)	(41.0)	(38.8)
Other interest expense	(40.1)	(39.1)	(43.9)
Interest income	1.5	4.3	5.1
Gain (loss) on extinguishment of long-term debt, net	32.5	(18.5)	(1.1)

Total other expense, net	(36.9)	(94.3)	(78.7)

(Loss) income before income taxes	(456.9)	80.7	99.0
INCOME TAX (BENEFIT) EXPENSE	(133.8)	29.0	37.3

(LOSS) INCOME FROM CONTINUING OPERATIONS	(323.1)	51.7	61.7
DISCONTINUED OPERATIONS, net of tax	(14.9)	(0.7)	(1.0)

NET (LOSS) INCOME	$(338.0)	$51.0	$60.7

(LOSS) EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$(10.19)	$1.59	$1.86
Discontinued operations	(0.47)	(0.02)	(0.03)

Net (loss) income	$(10.66)	$1.57	$1.83

Diluted—
Continuing operations	$(10.19)	$1.55	$1.81
Discontinued operations	(0.47)	(0.02)	(0.03)

Net (loss) income	$(10.66)	$1.53	$1.78

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	31.7	32.5	33.2
Performance share units	*	0.4	0.3
Stock options	*	0.4	0.6

Diluted	31.7	33.3	34.1

*	Common stock equivalents were not included in the calculation of diluted net loss per common share as the effect would have been anti-dilutive.

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2005	34,435,252	$0.3	$417.1	$149.0	1,586,587	$(15.0)	$(3.6)	$547.8
Comprehensive income:
Net income	—	—	—	60.7	—	—	—	60.7
Change in fair value of cash flow swaps, net of ($0.6) tax expense	—	—	—	—	—	—	1.0	1.0
Amortization of terminated cash flow swaps, net of $(0.3) tax expense	—	—	—	—	—	—	0.5	0.5

Comprehensive income	—	—	—	60.7	—	—	1.5	62.2

Dividends	—	—	—	(13.3)	—	—	—	(13.3)
Issuance of common stock in connection with the exercise of stock options, including $2.1 tax benefit	636,149	—	9.8	—	(49,881)	0.4	—	10.2
Share-based compensation	—	—	5.0	—	—	—	—	5.0

Balances, December 31, 2006	35,071,401	$0.3	$431.9	$196.4	1,536,706	$(14.6)	$(2.1)	$611.9
Comprehensive Income:

Net income	—	—	—	51.0	—	—	—	51.0
Change in fair value of cash flow swaps, net of $0.7 tax benefit	—	—	—	—	—	—	(1.1)	(1.1)
Amortization of terminated cash flow swaps, net of $(0.3) tax expense	—	—	—	—	—	—	0.6	0.6

Comprehensive income	—	—	—	51.0	—	—	(0.5)	50.5

Dividends	—	—	—	(28.0)	—	—	—	(28.0)
Share-based compensation	—	—	5.9	—	—	—	—	5.9
Issuance of common stock in connection with share-based payment arrangements, including $1.7 tax benefit	1,187,560	—	5.7	—	—	—	—	5.7
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	820,555	(1.6)	—	(1.6)
Purchases of treasury shares	—	—	—	—	2,320,000	(57.1)	—	(57.1)
Purchase of equity call option	—	—	(19.3)	—	—	—	—	(19.3)
Sale of equity warrants	—	—	8.9	—	—	—	—	8.9
Deferred income tax benefit associated with equity call option	—	—	7.3	—	—	—	—	7.3

Balances, December 31, 2007	36,258,961	$0.3	$440.4	$219.4	4,677,261	$(73.3)	$(2.6)	$584.2
Comprehensive Income:

Net loss	—	—	—	(338.0)	—	—	—	(338.0)
Change in fair value of cash flow swaps, net of $2.3 tax benefit	—	—	—	—	—	—	(3.4)	(3.4)
Amortization of terminated cash flow swaps, net of $(0.3) tax expense	—	—	—	—	—	—	0.4	0.4

Comprehensive loss	—	—	—	(338.0)	—	—	(3.0)	(341.0)

Dividends	—	—	—	(21.4)	—	—	—	(21.4)
Share-based compensation	—	—	1.9	—	—	—	—	1.9
Issuance of common stock in connection with share-based payment arrangements, including $(0.1) tax benefit	452,924	0.1	0.1	—	—	—	—	0.2
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	82,957	(1.2)	—	(1.2)

Balances, December 31, 2008	36,711,885	$0.4	$442.4	$(140.0)	4,760,218	$(74.5)	$(5.6)	$222.7

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(338.0)	$51.0	$60.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Depreciation and amortization	23.4	20.6	19.1
Stock-based compensation	1.9	5.9	5.0
Deferred income taxes	(155.8)	6.9	7.2
(Gain) loss on extinguishment of long-term debt	(32.5)	18.5	1.1
Loaner vehicle amortization	8.5	7.0	6.3
Excess tax benefits from share-based payment arrangements	—	(1.7)	(2.1)
Impairment expenses	550.9	—	1.8
Other adjustments, net	8.1	10.1	3.5
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	52.3	9.9	(3.8)
Accounts receivable	30.7	14.4	(20.2)
Proceeds from the sale of accounts receivable	20.5	20.3	19.6
Inventories	137.4	59.8	(47.0)
Other current assets	(43.6)	(44.7)	(34.8)
Floor plan notes payable—trade	305.3	(120.5)	129.8
Floor plan notes payable—trade divestitures	(5.9)	—	(14.0)
Accounts payable and accrued liabilities	(35.2)	11.7	(8.6)
Other long-term assets and liabilities, net	1.2	0.1	5.0

Net cash provided by operating activities	529.2	69.3	128.6
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(69.3)	(57.2)	(45.3)
Construction reimbursements associated with sale-leaseback agreements	1.8	11.4	3.4
Acquisitions	(41.9)	(117.1)	—
Purchase of previously leased real estate	(207.9)	—	—
Proceeds from the sale of assets	25.4	11.7	52.8
Other investing activities	(0.5)	(3.7)	(2.1)

Net cash (used in) provided by investing activities	(292.4)	(154.9)	8.8
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,028.8	2,736.1	2,476.2
Floor plan borrowings—acquisitions	7.6	27.9	—
Floor plan repayments—non-trade	(2,383.5)	(2,658.6)	(2,507.2)
Floor plan repayments—non-trade divestitures	(2.8)	(5.4)	(11.3)
Payments of dividends	(21.5)	(27.7)	(13.3)
Proceeds from borrowings	302.8	283.3	1.0
Repayments of borrowings	(126.1)	(277.8)	(20.6)
Payments of debt issuance costs	(2.9)	(7.9)	(0.4)
Proceeds from the sale of warrants	—	8.9	—
Purchase of equity call option	—	(19.3)	—
Purchases of treasury stock	—	(57.1)	—
Purchase of treasury stock associated with net share settlement of employee share-based awards	(1.2)	(0.8)	—
Proceeds from the sale of assets associated with sale-leaseback agreements	—	3.2	—
Excess tax benefits from share-based payment arrangements	—	1.7	2.1
Proceeds from the exercise of stock options	0.2	3.3	8.1

Net cash (used in) provided by financing activities	(198.6)	9.8	(65.4)

Net increase (decrease) in cash and cash equivalents	38.2	(75.8)	72.0
CASH AND CASH EQUIVALENTS, beginning of year	53.4	129.2	57.2

CASH AND CASH EQUIVALENTS, end of year	$91.6	$53.4	$129.2

See Note 19 for supplemental cash flow information

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(December 31, 2008, 2007 and 2006)

1.	DESCRIPTION OF BUSINESS

We are one of the largest automotive retailers in the United States, operating 115 franchises (87 dealership locations) in 22 metropolitan markets within 11 states as of December 31, 2008. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. We offer 37 domestic and foreign brands of new vehicles, including 7 heavy truck brands. We also operate 25 collision repair centers that serve customers in our local markets.

During the third quarter of 2008, we initiated a phased restructuring plan, which included the relocation of our corporate offices and reorganizing our retail network. We have moved our corporate headquarters to Duluth, Georgia and we expect to close our corporate offices in New York, New York and Stamford, Connecticut, by the end of March 2009.

In addition, our retail network is now organized into two regions, East and West, from our previous structure of four regions and two stand-alone platforms. Our retail network includes nine locally branded dealership groups: (i) our East region includes our Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando; our Courtesy dealerships operating in Tampa, Florida; our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia; and our Nalley dealerships operating in Atlanta, Georgia; and (ii) our West region includes our McDavid dealerships operating throughout Texas; our North Point dealerships operating in Little Rock, Arkansas; our California dealerships operating in Los Angeles, Sacramento and Fresno; our Plaza dealerships operating in St. Louis, Missouri; and our Gray Daniels dealerships operating in Jackson, Mississippi.

The automotive retail market declined significantly throughout 2008, and our results reflect the impact of weak economic conditions in the U.S., including turmoil in the debt markets, broad declines in the equity markets and continued weakness in the housing markets. The seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S. decreased to 10.3 million in the fourth quarter, compared to 16.2 million in U.S. industry-wide vehicle sales for the full-year of 2007. The economic environment was particularly weak in Florida during 2008, which has historically generated over 30% of our total revenues. Tighter lending standards for automotive financing and certain manufacturers’ decisions to reduce support of customer leasing programs has limited some customers’ ability to purchase vehicles. In addition, rapid changes in customer vehicle preferences due to volatility of gasoline prices provided further challenges for us during the second half of 2008.

While U.S. vehicle sales for all major vehicle manufacturers have declined during the current difficult economic environment, U.S. domestic manufacturers have contributed a disproportionate amount of the decline in U.S. industry-wide vehicle sales. The financial condition of the domestic manufacturers continued to deteriorate during 2008, and the domestic manufacturers may require additional government assistance to avoid bankruptcy. Although the full impact on us of a bankruptcy of any one or more of the domestic manufacturers is not determinable at this time, such bankruptcy could have a material adverse impact on our operations, liquidity position and financial results. Risks associated with a manufacturer bankruptcy include our ability to collect net receivables due from manufacturers, a reduction in the values of our new vehicle and parts inventory and an impairment of our manufacturer franchise rights, to the extent that such franchise rights are included in our consolidated balance sheet. Our exposure in these areas as of December 31, 2008, together with comparative data as of December 31, 2007, are as follows:

(in millions)	December 31, 2008	December 31, 2007
Chrysler Brands
New vehicle inventory	$21.0	$34.2
Parts inventory	1.9	2.0
Receivables, net of payables of $0.6 million and $0.9 million, respectively	0.7	1.0
General Motors Brands
New vehicle inventory	49.0	60.5
Parts inventory	2.9	3.1
Receivables, net of payables of $0.0 million and $0.1 million, respectively	2.0	2.8
Manufacturer franchise rights	0.3	5.0
Ford Brands
New vehicle inventory	54.8	72.0
Parts inventory	3.3	3.7
Receivables, net of payables of $0.4 million	3.4	4.3
Manufacturer franchise rights	3.3	4.5

In addition, we rely on the manufacturer captive finance companies of Ford Motor Company and General Motors for new vehicle floor plan financing. The bankruptcy of either of these domestic manufacturers could result in an attempt by the related captive finance company to terminate our floor plan financing, which would have a material adverse impact on our operations and liquidity position.

We expect 2009 to continue to be a very challenging retail environment, which will continue to negatively impact new vehicle, used vehicle and F&I revenue. We have experienced increasing momentum in period over period parts and service sales declines, with the fourth quarter of 2008 having the largest sales decline in our history. We expect it will be challenging to maintain 2008 parts and service revenue in 2009. However, we expect the luxury and mid-line import brands, which comprised approximately 85% of our light vehicle unit volumes in the fourth quarter of 2008, will continue to increase their share of the U.S. market. Excluding the impact of impairment expenses, we expect to experience lower net income in 2009 as compared to 2008, as a result of (i) our expectation of lower new vehicle unit sales in 2009, which had been above 16.0 million since 1999, and were 13.2 million for 2008, (ii) retail margins will remain under pressure while manufacturers bring supply in line with demand, and (iii) continued difficulty for consumers to secure vehicle financing. As a result of our lower expectations of net income, it may be necessary for us to repurchase debt significantly below face value in order to remain in compliance with the financial covenants included in our debt and lease agreements.

MANAGEMENT’S PLAN FOR MANAGING THROUGH CURRENT ECONOMIC CRISIS

In response to the weakening U.S. automotive retail environment in 2008 and our expectation for continued weakness in U.S. automotive sales in 2009, we took action to further align our expense structure to current business levels, including our phased restructuring plan, which was initiated during the third quarter of 2008, and our store-level productivity initiatives. We expect that the relocation of our corporate offices will deliver pre-tax cost savings resulting principally from staffing reductions and lower rent expense, from which we began to benefit in January 2009, and from which we expect to receive full benefit beginning in April 2009. We expect that the reorganization of our operating structure to two regions will reduce the annual pre-tax operating expenses of our regions, consisting of personnel and rent expense. We began to experience the benefit from our restructuring plan in January 2009, and from which we expect to receive full benefit beginning in July 2009. In addition to our phased restructuring, other recent cost saving measures include (i) a 10% salary reduction for executive management, (ii) no 2008 bonuses or 2009 raises for corporate employees, (iii) suspension of 401(k) matching contributions for employees with a salary greater than $105,000, and (iv) suspension of the company matching contributions for all employees in our deferred compensation plan for 2009. These efforts, combined with our store-level productivity initiatives, delivered a $63.4 million (10%) reduction in same-store SG&A expense in 2008 and, more recently, a $26.6 million (17%) reduction in same-store SG&A expense in the fourth quarter of 2008, compared to the corresponding quarter of 2007; and resulted in a 14% reduction in our nationwide workforce during the second half of 2008. Looking ahead, our phased restructuring plan and store-level productivity initiatives have been designed with the objective of structuring our business to be profitable in the current, depressed automotive retail market.

In addition to our expense reduction initiatives, in the fourth quarter of 2008, we placed a greater focus on working capital efficiency and liquidity, as well as managing our capital structure to ensure compliance with our debt covenants. We repurchased a total of $59.8 million of our senior subordinated notes for $24.0 million, resulting in a gain of $34.2 million, which is net of a $1.6 million pro-rata write-off of related debt issuance costs. In addition, we reviewed our dealership portfolio to limit our exposure to domestic manufacturers by selling stores, closing stores and reducing new vehicle inventory. We continuously evaluate the financial and operating results of our dealerships as well as our geographic exposure, and expect to refine our dealership portfolio through strategic divestitures. We expect that proceeds from the future sale of dealerships would be used to supplement our liquidity position in the current difficult economic environment and to manage our capital structure in order to remain in compliance with the financial covenants included in our debt agreements.

We are subject to a number of financial covenants in our various debt agreements. As of December 31, 2008, we were in compliance with all of these covenants. In order to satisfy certain of our financial covenants in 2008, we relied in part upon income recognized in connection with our purchases of $59.8 million of our outstanding debt securities at a significant discount (see Long-Term Debt footnote below). These purchases generated approximately $34.2 million of income before tax in 2008. We expect that we may need to engage in similar purchases in order to satisfy our financial covenants during 2009. We cannot give any assurance that we will be able to make such repurchases in 2009 in amounts and at prices sufficient to satisfy our covenants. Our Board of Directors has authorized us to use up to an additional $50.0 million of cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. Currently, our BofA Revolving Credit Facility (as defined under “Long-Term Debt” footnote below) and our JPMorgan Used Vehicle Floor Plan Facility (as defined under “Floor Plan Notes Payable” footnote below) limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from asset sales during any given calendar year.

Failure to satisfy any of these covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreement could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. In light of current depressed conditions in the automotive industry and the exceptionally difficult current conditions in the credit markets generally, we cannot give any assurance that we would be able to successfully take these actions.

Our independent public accounting firm included an explanatory paragraph in its audit report for our 2008 financial statements that indicated there is uncertainty that we will remain in compliance with certain covenants in our debt agreements, and that this uncertainty raises substantial doubt about our ability to continue as a going concern. The inclusion of this explanatory paragraph in the audit report constituted a default under our BofA Revolving Credit Facility, our JPMorgan Used Vehicle Floor Plan Facility and our new vehicle floor plan facility with General Motors Acceptance Corporation. As of March 12, 2009, we had received waivers from all of our associated lending partners with respect to these defaults and, as a result, we were in compliance with the covenants contained in these borrowing facilities. In connection with these waivers, we agreed to reduce the total credit availability under our BofA Revolving Credit Facility by $25.0 million to $175.0 million and the total credit availability under our JPMorgan Used Vehicle Floor Plan Facility by $25.0 million to $50.0 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. In addition, certain immaterial amounts have been reclassified to conform to current presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments in money market accounts and short-term certificates of deposit.

Contracts-In-Transit

Contracts-in-transit represent receivables from unrelated finance companies for the portion of the vehicle purchase price financed by customers through sources arranged by us. These contracts-in-transit are generally collected within the first two weeks following the sale of the related vehicles but not usually longer than 30 days.

Inventories

Inventories are stated at the lower of cost or market. We use the specific identification method to value vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific vehicles where cost basis exceeds market value. In assessing lower of cost or market for new and used vehicles, we consider (i) the aging of new and used vehicles, (ii) loss histories of new and used vehicles, (iii) the timing of annual and model changeovers of new vehicles and (iv) current market conditions. Our new vehicle loss histories have indicated that our losses range between 1% and 3% of our new vehicle inventory greater than 300 days old. Our used vehicle loss histories have indicated that our losses range between 2% and 5% of our total used vehicle inventory. As a result of current market conditions our inventory reserves are at the highest percentage level in recent history. However, if one or more vehicle manufacturers were to file for bankruptcy, we believe we would need to significantly increase our inventory reserves.

Additionally, we receive advertising and interest credit assistance from certain automobile manufacturers. In accordance with Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” manufacturer advertising credits that are reimbursements of costs associated with specific advertising programs are recognized as a reduction of advertising expense in the period they are earned. All other manufacturer advertising and interest credits are accounted for as purchase discounts and are recorded as a reduction of inventory and recognized as a reduction to New Vehicle Cost of Sales in the accompanying Consolidated Statements of (Loss) Income in the period the related vehicle is sold.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Depreciation is included in Depreciation and Amortization and Discontinued Operations, net of tax, on the accompanying Consolidated Statements of (Loss) Income. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the useful life of the related asset. The range of estimated useful lives is as follows (in years):

Buildings and improvements	10-40
Machinery and equipment	5-10
Furniture and fixtures	3-10
Company vehicles	3-5

Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of such assets, are expensed as incurred.

We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we conduct our annual impairment test of our long-lived assets, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected to result from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate the impairment to be, if any, the excess of the carrying amount over the fair market value and the impairment loss would be charged to operations in the period identified. In accordance with SFAS 144, we recorded an impairment of certain of our property and equipment in the fourth quarter of 2008 (see Note 9).

We capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and is depreciated over the estimated useful lives of the assets.

Acquisitions

Acquisitions are accounted for under the purchase method of accounting and the assets acquired and liabilities assumed are recorded at their fair value as of the acquisition dates. The operations of the acquired dealerships are included in the accompanying Consolidated Statements of (Loss) Income commencing on the date of acquisition.

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

We completed our annual goodwill and intangible impairment tests as of October 1, 2008. No impairment of goodwill was recognized at that date as a result of such tests. However, in accordance with SFAS No. 142, due to triggering events in the fourth quarter of 2008, we performed an additional goodwill impairment test as of December 31, 2008 and recorded an impairment charge related to goodwill and other intangible assets (see Note 9).

All other intangible assets are deemed to have finite lives and are amortized on a straight-line basis over the life of the asset and are tested for impairment when circumstances indicate that the carrying value of the asset might be impaired.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying amounts of our accounts receivable, notes receivable, restricted investments, accounts payable, floor plan notes payable and interest rate swap agreements approximate fair value due either to length of maturity or existence of variable interest rates, which approximate market rates. As of December 31, 2008, our 8% Senior Subordinated Notes due 2012 (the “8% Notes”), 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”) and our 3% Convertible Notes due 2014 (the “3% Notes”) had a carrying value of $179.4 million (excluding the effects of our terminated fair value hedge), $143.2 million, and $62.0 million, respectively, and a fair market value, based on current market prices, of $85.2 million, $64.4 million, and $23.3 million, respectively.

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

The change in fair value of “fair value” hedges are recorded as a component of interest expense. Changes in the fair value of the associated hedged item are also recorded as a component of interest expense.

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which have the exact same critical terms of the defined hedged items. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Consolidated Statements of (Loss) Income.

Insurance

We are self insured for employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs for workers compensation, property and general liability claims. We maintain and review our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers such as account administrators and actuaries to help us accumulate and assess this information.

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

We receive commissions from third-party lending and insurance institutions for arranging customer financing and for the sale of vehicle service contracts, credit life insurance and disability insurance to customers, and other insurance offerings (collectively “F&I”). We may be charged back (“chargebacks”) for F&I commissions in the event a contract is prepaid, in default or terminated. F&I commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. F&I commissions, net of estimated chargebacks, are included in Finance and Insurance, net in the accompanying Consolidated Statements of (Loss) Income.

In addition to the commissions we receive on the sale of third-party service and insurance products, we also have contingent revenue arrangements with third-party administrators whereby we will potentially receive retrospective payments in the future. These payments, if any, represent the amount of funds available to pay future claims in excess of what is actually used to pay claims on the related policies. These payments are determined by the third-party administrator based upon an agreed-upon earnings schedule. The amount of retrospective payments is contingent on the claim performance (i.e. the amount of the funds used to pay customer claims). As a result, we do not record retrospective commissions until such a time that the payment has been confirmed by the third-party administrator to the contracts, because that is the first time that the amount is fixed and determinable.

Internal Profit

Revenues and expenses associated with the internal work performed by our parts and service departments on new and used vehicles are eliminated in consolidation. The gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales on the accompanying Consolidated Statements of (Loss) Income. The costs incurred by our new and used departments for work performed by our parts and service departments is included in either New Vehicle Cost of Sales or Used Vehicle Costs of Sales on the accompanying Consolidated Statements of (Loss) Income, depending on the classification of the vehicle serviced. We maintain an internal profit reserve for internal profit on vehicles that have not been sold.

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

(Loss) Earnings per Common Share

We compute (loss) earnings per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic (loss) earnings per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted (loss) earnings per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options, performance share units and restricted stock) were exercised or converted into common stock. Common stock equivalents of approximately 1.9 million shares for the year ended December 31, 2008, were not included in the calculation of diluted net loss per common share as the effects would have been anti-dilutive. In addition, we have issued warrants that, upon exercise, may result in the issuance of between 3,382,978 and 6,765,957 shares of common stock at a current exercise price of $44.74. The shares issuable upon exercise of warrants and 3% Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share, because they are currently anti-dilutive.

Advertising

We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts. Advertising expense from continuing operations totaled $43.5 million, $47.7 million and $46.3 million for the years ended December 31, 2008, 2007 and 2006, net of earned advertising credits and volume discounts of $5.2 million, $6.7 million and $6.6 million, respectively, and is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of (Loss) Income.

Income Taxes

We use the liability method to account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. On January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”). The initial application of FIN 48 to our tax positions had no impact on our Shareholders’ Equity. We did not record a cumulative effect adjustment related to the adoption of FIN 48. As a result of this adoption, we record liabilities for unrecognized tax benefits in accordance with FIN 48.

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007, have been classified to Assets Held for Sale and Liabilities Associated with Assets Held for Sale, to the extent that they were held for sale at each balance sheet date. The accompanying Consolidated Statements of (Loss) Income for the years ended December 31, 2007 and 2006, have been reclassified to reflect the results of franchises sold during 2008 or held for sale as of December 31, 2008, as if we had classified those franchises as discontinued operations for all years presented.

We include franchises as discontinued operations when it is evident that the operations and cash flows of a franchise being sold will be eliminated from our on-going operations and that we will not have any significant continuing involvement in its operations. We do not classify franchises as discontinued operations if we believe that the cash flows generated by the franchise will be replaced by expanded operations of the remaining franchises.

Statements of Cash Flows

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle (“Non-trade”), and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer of a particular new vehicle (“Trade”) is classified as an operating activity on the Consolidated Statements of Cash Flows.

Loaner vehicle activity accounts for a significant portion of Other Current Assets on the accompanying Consolidated Statements of Cash Flows. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. While loaner vehicles are initially used by our service department for use in our business, these vehicles are used in such capacity for a short period of time (typically six to twelve months) before we sell them. Therefore we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventories on the accompanying Consolidated Statements of Cash Flows.

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

Business and Credit Concentration Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash deposits. We maintain cash balances in financial institutions with strong credit ratings. Generally, amounts invested with financial institutions are in excess of FDIC insurance limits.

We have substantial debt service obligations. As of December 31, 2008, we had total debt of $620.7 million, excluding floor plan notes payable and the effects of our fair value hedge on our 8% Senior Subordinated Notes due 2014 (the “8% Notes) and including $8.0 million classified as Liabilities Associated with Assets Held for Sale on our Consolidated Balance Sheet. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures or for other purposes, subject to the restrictions contained in our revolving credit facilities and the indentures governing our 8% Notes and our 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”). We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.

In addition, we have operating and financial restrictions and covenants in certain of our leases and in our debt instruments, including our revolving credit facilities with Bank of America, N.A. (“Bank of America”) and JPMorgan Chase Bank N.A. (“JPMorgan Chase”) and the indentures under our 8% Notes and our 7.625% Notes and the mortgage agreements or guarantees for mortgages held with Wachovia Bank, National Association, Wachovia Financial Services, Inc., BMW Financial Services NA, LLC and Wells Fargo, N.A. These place restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments). Our revolving credit facilities and mortgages and/or guarantees related to such mortgages require us to maintain certain financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. A breach of any of the covenants in our debt instruments, certain leases or our inability to comply with the required financial ratios could result in an event of default, which, if not cured or waived, could result in cross defaults which would have a material adverse effect on us. In the event of any default under our revolving credit facilities or our mortgages and/or guarantees related to such mortgages, the payment of all outstanding borrowings could be accelerated, together with accrued and unpaid interest and other fees, and we would be required to apply our available cash to repay these borrowings or could be prevented from making debt service payments on our 8% Notes, our 7.625% Notes, and our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Notes”), any of which would be an event of default under the respective indentures for such Notes. Furthermore, failing to comply with any of these covenants or meet required financial ratios could prevent us from being able to access our credit lines under these credit facilities or limit the size or pricing, or result in other less favorable terms, or combination thereof, under such credit facilities.

A number of our dealerships are located on properties that we lease. Each of the leases governing such properties has certain covenants with which we must comply. If we fail to comply with the covenants under our leases, the respective landlords could terminate the leases and seek damages which could equal the amount to which the accelerated rents under the applicable lease for the remainder of the lease term exceeds the fair market rent over the same periods or evict us from the property.

Concentrations of credit risk with respect to contracts-in-transit and accounts receivable are limited primarily to automotive manufacturers and financial institutions. Credit risk arising from receivables from commercial customers is minimal due to the large number of customers comprising our customer base.

For the year ended December 31, 2008, Honda, Nissan, Toyota, BMW, Mercedes-Benz, Ford, Lexus, and Acura accounted for 25%, 11%, 10%, 9%, 8%, 6%, 6%, and 5% of our light vehicle new retail revenue, respectively. No other franchise accounted for more than 5% of our total light vehicle new retail revenues in 2008.

Segment Reporting

We have determined based on the provisions of SFAS No. 131 “Disclosures about the Segments of an Enterprise and Related Information”, that as a result of how we internally view our business, regularly review our financial data and operating metrics and allocate resources that we operate in one segment, automotive retail. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources on a consolidated basis. Our dealerships are components of our automotive retail segment and, therefore, are not segments themselves. Additionally, it should be noted that we have no international operations.

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

In March 2008, the FASB concluded its re-deliberations on FSP APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. The provisions of FSP APB 14-a apply to our 3% Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. We estimate that the adoption of FSP APB 14-a will increase our interest expense by approximately $1.7 million in 2009, and decrease retained earnings on January 1, 2009 by approximately $15.3 million, increase additional paid in capital on January 1, 2009 by $19.3 million and decrease our long-term debt on January 1, 2009 by $4.0 million.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We adopted SFAS 161 in the fourth quarter of 2008. The provisions of SFAS 161 are only related to disclosure of derivative and hedging activities and did not have a material impact on our consolidated financial statements.

We adopted the provisions of SFAS No. 157, “Fair Value Measures” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,”

and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Required disclosures are included in Note 15 to our Consolidated Financial Statements. The adoption of FAS 157 with respect to nonfinancial assets and liabilities will not have a material impact on our consolidated financial statements.

3.	ACQUISITIONS

During the twelve months ended December 31, 2008, we acquired one franchise (one dealership location) and the related real estate for an aggregate purchase price of $41.9 million. We financed this acquisition through the use of (i) $33.9 million of cash, (ii) $7.6 million of floor plan borrowings for the purchase of new vehicle inventory, and (iii) $0.4 million of loaner vehicle financing. During the twelve months ended December 31, 2007, we acquired nine franchises (seven dealership locations), including two heavy truck franchises, for an aggregate purchase price of $117.1 million. We financed these acquisitions through the use of (i) $79.2 million of cash, (ii) $27.9 million of floor plan borrowings for the purchase of new vehicle inventory, (iii) $8.3 million of bridge loans and (iv) $1.7 million of loaner vehicle financing. We did not complete any acquisitions during 2006.

The allocation of purchase price for acquisitions is as follows:

	For the Years Ended December 31,
	2008	2007
	(In millions)
Inventory	$9.6	$33.9
Property and Equipment	7.3	25.8
Goodwill	17.0	39.5
Franchise rights	7.5	17.0
Other	0.5	0.9

Total purchase price	$41.9	$117.1

4.	ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable

We have agreements to sell certain of our trade receivables, without recourse as to credit risk, in an amount not to exceed $25.0 million annually. The receivables are sold at a discount, which is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of (Loss) Income. The discounts totaled $0.5 million for each of the years ended December 31, 2008, 2007 and 2006. During the years ended December 31, 2008, 2007 and 2006, $21.0 million, $20.8 million and $20.1 million of receivables, respectively, were sold under these agreements and were reflected as reductions of trade accounts receivable.

Notes Receivable—Finance Contracts

Notes receivable resulting from the issuance of finance contracts primarily in connection with the sale of used vehicles is included in Other Current Assets and Other Long-term Assets on the accompanying Consolidated Balance Sheets. Notes receivable have initial terms ranging from 12 to 48 months bearing interest at rates ranging from 6% to 29% and are collateralized by the related vehicles. Notes receivable from finance contracts consists of the following:

	As of December 31,
	2008	2007
	(In millions)
Notes receivable—finance contracts, current	$5.4	$6.6
Notes receivable—finance contracts, long-term	10.6	11.0

Total notes receivable	16.0	17.6
Less—allowance for credit losses	(2.9)	(2.6)

Total notes receivable—finance contracts, net	13.1	15.0
Less—notes receivable—finance contracts, current, net	(3.9)	(4.9)

Notes receivable—finance contracts, long-term, net	$9.2	$10.1

Contractual maturities of gross notes receivable-finance contracts as of December 31, 2008 are as follows (in millions):

2009	$5.4
2010	5.0
2011	4.0
2012	1.6
2013	—

$16.0

5.	INVENTORIES

Inventories consist of the following:

	As of December 31,
	2008	2007
	(In millions)
New vehicles	$562.2	$622.7
Used vehicles	59.9	101.1
Parts and accessories	44.5	46.2

Total inventories	$666.6	$770.0

The lower of cost or market reserves reduced total inventory cost by $5.6 million and $4.5 million as of December 31, 2008 and 2007, respectively. In addition to the inventories shown above, we have $22.9 million and $12.8 million of inventory as of December 31, 2008 and 2007, respectively, classified as Assets Held for Sale on the accompanying Consolidated Balance Sheets as they are associated with franchises held for sale. As of December 31, 2008 and 2007, advertising and interest credits from automobile manufacturers reduced new vehicle inventory cost by $9.7 million and $9.5 million, respectively; and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2008, 2007 and 2006, by $29.0 million, $36.9 million and $34.6 million, respectively.

6.	ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, (ii) real estate not currently used in our operations that we intend to sell and the related mortgage notes payable, and (iii) costs of completed construction projects associated with pending sale-leaseback transactions.

Assets associated with the pending disposition of three franchises (three dealership locations) as of December 31, 2008, totaled $32.6 million. Liabilities associated with pending dispositions totaled $20.6 million as of December 31, 2008. During the twelve months ended December 31, 2008, we sold the five franchises (four dealership locations) that had been held for sale as of December 31, 2007. Assets associated with pending dispositions totaled $24.9 million as of December 31, 2007. Liabilities associated with pending dispositions totaled $9.9 million as of December 31, 2007.

Assets and liabilities held for sale also includes real estate not currently used in our operations that we intend to sell and the related liabilities totaling $17.8 million and $11.0 million, respectively, as of December 31, 2008.

Assets held for sale associated with pending sale-leaseback transactions as of December 31, 2007, include $9.2 million related to completed construction projects. During the twelve months ended December 31, 2008, we received final reimbursements of $1.8 million associated with completed construction projects. During 2008, we decided not to pursue a sale-leaseback of the remaining completed projects; therefore, we have reclassified the costs of these completed projects to Property and Equipment on the accompanying Consolidated Balance Sheet as of December 31, 2008.

A summary of assets held for sale and liabilities associated with assets held for sale are as follows:

	As of December 31,
	2008	2007
	(In millions)
Assets:
Inventories	$22.9	$12.8
Completed construction projects	—	9.2
Property and equipment, net	19.6	7.9
Manufacturer franchise rights	7.9	1.0
Goodwill	—	3.2

Total assets	50.4	34.1
Liabilities:
Floor plan notes payable	20.6	9.9
Mortgage notes payable	8.0	—
Other	3.0	—

Total liabilities	31.6	9.9

Net assets held for sale	$18.8	$24.2

7.	OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of December 31,
	2008	2007
	(In millions)
Service loaner vehicles	$37.9	$39.9
Prepaid taxes	7.1	9.3
Notes receivable—finance contracts, current, net	3.9	4.9
Ongoing sale-leaseback construction	—	14.9
Other	5.3	4.7

Other current assets	$54.2	$73.7

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
	2008	2007
	(In millions)
Land	$164.6	$57.2
Buildings and leasehold improvements	305.8	168.9
Machinery and equipment	70.3	68.4
Furniture and fixtures	31.3	32.1
Company vehicles	10.0	10.3

Total	582.0	336.9
Less—Accumulated depreciation	(105.3)	(98.3)

Property and equipment, net	$476.7	$238.6

During the years ended December 31, 2008, 2007 and 2006, we capitalized $1.1 million, $0.2 million and $0.6 million, respectively of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation expense from continuing operations was $23.4 million, $20.6 million and $19.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In the second quarter of 2008, we acquired thirty-three properties previously leased by our dealerships for an aggregate purchase price of $207.9 million, $202.2 million of which was pursuant to the exercise of a right of first refusal. We financed the purchase of these properties with $151.1 million of mortgage borrowings and $56.8 million of available cash. During the third quarter of 2008, we sold one of these properties at book value for proceeds of $3.6 million and repaid the related mortgage note payable of $3.5 million. As of December 31, 2008, two of these properties with an aggregate book value of $8.2 million and associated mortgage notes payable of $8.0 million were classified as Assets Held For Sale and Liabilities Associated with Assets Held for Sale, respectively, on the accompanying Consolidated Balance Sheets. We do not use these properties in our dealership operations and they are pending disposition.

In addition to the mortgages disclosed above, we had four real estate mortgage notes payable outstanding totaling $41.4 million and $25.8 million as of December 31, 2008 and 2007, respectively. These obligations mature between 2011 and 2018 and are collateralized by the related real estate with a carrying value of $63.6 million and $39.4 million as of December 31, 2008 and 2007, respectively.

9.	ASSET IMPAIRMENT EXPENSES

We concluded that events had occurred and circumstances had changed during the fourth quarter of 2008 which required us to perform interim period impairment tests. During the fourth quarter of 2008, we experienced a sustained decline in the market capitalization of our common stock and a significant decline in total revenue due to overall retail industry conditions driven by declining consumer confidence, tightening of consumer lending standards, changes in consumer demand and falling home prices. Our stock price decreased 60% from $11.52 as of September 30, 2008 to $4.57 as of December 31, 2008, bringing our total market capitalization to approximately $146.0 million as of December 31, 2008. In addition, our total revenues decreased approximately 30% during the fourth quarter of 2008, as compared to the fourth quarter of 2007.

We determined that these factors indicated an impairment of our intangible assets and certain of our property and equipment. As a result we recognized the following impairment expenses in the fourth quarter of 2008:

For the Year Ended December 31, 2008

(In millions)
Goodwill	$499.8
Manufacturer franchise rights	37.1
Property and equipment	11.4
Other intangible assets	2.6

Total impairment expenses	550.9
Less—impairment expenses included in discontinued operations:
Goodwill	(8.1)
Manufacturer franchise rights	(2.8)
Property and equipment	(4.0)
Other intangible assets	(0.1)

Total impairment expenses included in discontinued operations	(15.0)

Total impairment expenses included in continuing operations	$535.9

Goodwill

The test for goodwill impairment, as defined by SFAS No. 142, is a two-step approach. In the first step of the impairment test, we determined that the fair value of our single reporting unit was less than its carrying value. We calculated our estimated fair value used in the step one determination of fair value as the amount that we would receive in a sale of our company as a whole in an orderly transaction between market participants as of December 31, 2008, using two valuation methods. First, we used the quoted market price of our outstanding common shares at December 31, 2008, and added a control premium that is representative of (i) recent comparatively sized sale transactions and (ii) certain qualitative and quantitative macroeconomic conditions, including the current economic environment, which we believe impacted the quoted market price of our common stock. Second, we performed a discounted cash flow analysis using forward-looking projections of our estimated future operating results. Based on the results of both valuation methods, we concluded that the fair value of our company was below the carrying value of our net assets at December 31, 2008.

As a result, we proceeded to the second step, which involved an analysis reflecting the allocation of the fair value determined in the first step (as if it were the purchase price in a business combination). This process resulted in no allocation of fair value to goodwill. The calculated fair value of the goodwill resulting from this allocation was therefore deemed to be zero, and as a result we incurred a non-cash impairment of $499.8 million related to the decline in the value of our goodwill. We do not have any goodwill remaining as of December 31, 2008.

Prior to our adoption on July 1, 2001, of SFAS No. 141, Business Combinations, and in accordance with applicable accounting standards, we did not separately identify franchise rights associated with the acquisition of dealerships as separate intangible assets. In performing the second step, we were required by SFAS No. 142 to assign value to these previously unrecognized identifiable intangible assets (including such franchise rights) even though such amounts were not separately identified on our Consolidated Balance Sheets.

Manufacturer Franchise Rights

We determined that the fair market value of certain of our manufacturer franchise rights was below its carrying value. We calculated the fair market value using a discounted projected cash flow analysis specific to each franchise. The reduction in the fair market value was a result of lower projected cash flows and increased discount rates, which is reflective of the current economic environment. As a result we recognized a $37.1 million non-cash impairment of manufacturer franchise rights. As of December 31, 2008, we had $23.6 million of manufacturer franchise rights remaining, primarily related to our luxury franchises, $7.9 million of which were classified as Assets Held for Sale.

Property and Equipment

We identified potential impairment indicators related to certain of our real estate, and in accordance with SFAS No. 144, we reviewed the carrying value of such assets compared to estimates of fair market values determined by third-party appraisal and brokers’ opinions of value. Accordingly, we recorded an $11.4 million non-cash impairment of certain property and equipment.

Other Intangible Assets

The impairment expense associated with other intangible assets totaling $2.6 million consisted primarily of miscellaneous intangible assets related to completed acquisitions.

10.	OTHER LONG-TERM ASSETS

	As of December 31,
	2008	2007
	(In millions)
Manufacturer franchise rights	$15.7	$53.2
Deferred financing costs	11.6	14.4
Notes receivable-finance contracts, long-term, net	9.2	10.1
Cash surrender value of corporate-owned life insurance policies	8.3	11.0
Construction period rent	4.6	5.7
Other	5.3	7.6

Total other long-term assets	$54.7	$102.0

11.	FLOOR PLAN NOTES PAYABLE

In September 2008, we terminated our $550.0 million existing credit facility with JPMorgan Chase Bank, N.A. and 18 other financial institutions (the “Terminated Credit Facility”) and entered into new floor plan facilities funded predominantly by our brands’ captive finance companies. The Terminated Credit Facility provided us with $475.0 million of borrowing capacity for the purchase of new and used inventory at all of our dealerships, except at our Ford, Lincoln, Mercury, Mazda, Volvo, Jaguar and Land Rover dealerships, our General Motors (“GM”) dealerships, our Chrysler, Dodge and Jeep dealerships (“Chrysler Dealerships”) and our Mercedes-Benz and smart dealerships. In addition, we terminated our agreement with DaimlerChrysler Financial Services Americas LLC (“DCFSA”) and repaid all floor plan notes payable of our Chrysler Dealerships with proceeds from borrowings from our Revolving Credit Facility (defined below).

In October 2008, we secured a $29.0 million new vehicle floor plan facility with Bank of America N.A. (“Bank of America”) for the financing of new vehicle inventory at our Chrysler Dealerships. In addition, we repaid the floor plan notes payable at our Land Rover and Jaguar dealerships with the proceeds from borrowings from our new vehicle floor plan facility with JPMorgan Chase Bank, N.A.

As of December 31, 2008, our new vehicle inventory purchases are now financed by the following floor plan providers:

•	American Honda Finance—Honda and Acura new vehicle inventory;

•	Bank of America—Chrysler, Dodge and Jeep new vehicle inventory;

•	BMW Financial Services—BMW and MINI new vehicle inventory;

•	Comerica Bank—Hino and Isuzu Truck new heavy truck inventory;

•	Navistar Financial—International Truck, IC Bus, Workhorse and UD new heavy truck inventory;

•	DCFS USA LLC—Mercedes-Benz and smart new vehicle inventory;

•	Ford Motor Credit Corporation—Ford, Lincoln, Mercury, Volvo and Mazda, new vehicle inventory;

•	General Motors Acceptance Corporation—Chevrolet, Pontiac, Buick, GMC and Cadillac new vehicle inventory;

•	JPMorgan Chase Bank, N.A.—Audi, Hyundai, Kia, Land Rover, Jaguar, Porsche, and Volkswagen new vehicle inventory;

•	Nissan Motor Acceptance Corporation—Nissan and Infiniti new vehicle inventory;

•	PACCAR Financial Services Corporation—Peterbilt new heavy truck inventory;

•	Toyota Financial Services—Toyota new vehicle inventory purchased from Gulf States Toyota and Lexus new vehicle inventory; and

•	World Omni Financial Corporation—Toyota new vehicle inventory purchased from Southeast Toyota.

Borrowings on all our floor plan financing facilities mentioned above accrue interest at rates ranging from 1.00% to 3.75% above the London Interbank Offered Rate (“LIBOR”) or 0.50% to 1.50% above the Prime Rate, with some floor plan financing facilities establishing specific prime rate minimums. Our new vehicle floor plan facilities with Bank of America and JPMorgan Chase Bank, N.A. limit our borrowing capacity to $29.0 million and $30.0 million. All other new vehicle floor plan facilities do not have stated borrowing limitations. Our floor plan facility with JPMorgan Chase Bank, N.A. matures in August 2012, and the floor plan facilities with all other lenders have no stated termination date.

Under the terms of the collateral documents entered into with the lenders under our new floor plan facilities, we and all of our dealership subsidiaries, granted security interests in all of the new vehicle inventory financed under the respective floor plan facilities, as well as the proceeds from the sale of such vehicles, and certain other collateral. This grant of security interests replaces the grants made to such floor plan lenders under our Terminated Credit Facility.

We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory “Floor plan notes payable—trade” and all other floor plan notes payable “Floor plan notes payable—non-trade.” As a result of the termination of the Terminated Credit Facility, during 2008 our floor plan notes payable—trade increased by $296.4 million on the accompanying Consolidated Balance Sheet and our floor plan borrowings—non-trade increased by $18.6 million and our floor plan repayments—non-trade increased by $315.0 million on the accompanying Consolidated Statements of Cash Flows. As of December 31, 2008, we had $498.8 million of floor plan notes payable—trade and $134.6 million of floor plan notes payable—non-trade outstanding, including amounts classified as Liabilities Associated with Asset Held for Sale.

As of December 31, 2008 and 2007, we had $633.4 million and $683.8 million of floor plan notes payable outstanding, respectively, including $20.6 million and $9.9 million classified as Liabilities Associated with Assets Held for Sale.

JPMorgan Used Vehicle Floor Plan Facility

In October 2008, we entered into a $75.0 million revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”), against which we use certain of our used motor vehicle inventory as collateral. The JPMorgan Used Vehicle Floor Plan Facility matures on August 15, 2012. Under the JPMorgan Used Vehicle Floor Plan Facility, subject to a borrowing base, we may borrow up to $75.0 million, which amount may be expanded up to $100.0 million in total credit availability upon satisfaction of certain conditions. The amount available for borrowing under the JPMorgan Used Vehicle Floor Plan Facility is limited by the lesser of (i) $75.0 million or (ii) 65% of the net book value of our used vehicle inventory (excluding heavy trucks and our Ford, Lincoln and Mercury inventory) eligible to be used in the borrowing base calculation, less unpaid liens. As of December 31, 2008, we did not have any amounts outstanding and our available borrowings under the JPMorgan Used Vehicle Floor Plan Facility were limited to $27.8 million.

Any loan under the JPMorgan Used Vehicle Floor Plan Facility will bear interest at LIBOR, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus 1.5%. If there is a change in the law making it unlawful to make or maintain any loan under the JPMorgan Used Vehicle Floor Plan Facility, then any outstanding loan may be converted to a loan bearing interest at the prime rate in effect, plus 1.5%. Upon an event of default under the JPMorgan Used Vehicle Floor Plan Facility, the lenders may request that we pay interest on the principal outstanding amount of all outstanding loans at the interest rate otherwise applicable to such loan, plus 2% per annum.

Under the terms of the JPMorgan Used Vehicle Floor Plan Facility, we have agreed not to encumber assets, subject to certain exceptions (such as the security interest in new vehicle inventory financed using floor plan arrangements). In addition, the JPMorgan Used Vehicle Floor Plan Facility contains certain negative covenants, including covenants which could prohibit or restrict the payment of dividends, capital expenditures and the dispositions of assets, as well as other customary covenants and default provisions. We are also subject to financial covenants under the terms of the JPMorgan Used Vehicle Floor Plan Facility.

The JPMorgan Used Vehicle Floor Plan Facility contains events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, JPMorgan, as the administrative agent, may (i) require us to immediately repay all outstanding amounts under the JPMorgan Used Vehicle Floor Plan Facility; (ii) terminate the commitment of each lender to make loans; and (iii) exercise on behalf of itself and the other lenders all rights and remedies available to it and the other lenders under the credit agreement. The JPMorgan Used Vehicle Floor Plan Facility includes financial covenants with the following requirements: (i) Current Ratio as of the end of any fiscal quarter must not be less than 1.20 to 1, of which our ratio was 1.30 to 1 as of December 31, 2008; (ii) Fixed Charge Coverage Ratio for any period of four fiscal quarters must not be less than 1.20 to 1, of which our ratio was 1.88 to 1 as of December 31, 2008; (iii) Consolidated Total Leverage Ratio must not at any time be more than 5.00 to 1, of which our ratio was 4.06 to 1 as of December 31, 2008; and (iv) Consolidated Total Senior Leverage Ratio must not at any time be more than 3.00 to 1, of which our ratio was 1.56 to 1 as of December 31, 2008.

As of December 31, 2008, we were in compliance with all of these covenants. In order to satisfy certain of these financial covenants in 2008, we relied in part upon income recognized in connection with our purchases of $59.8 million of our outstanding debt securities at a significant discount (see “Long-Term Debt” footnote below). These purchases generated approximately $34.2 million of income before tax in 2008. We expect that we may need to engage in similar purchases in order to satisfy our financial covenants during 2009. We cannot give any assurance that we will be able to make such repurchases in 2009 in amounts and at prices sufficient to satisfy our covenants. Our Board of Directors has authorized us to use up to an additional $50.0 million of cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. Currently, our BofA Revolving Credit Facility (as defined under “Long-Term Debt” footnote below) and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from asset sales during any given calendar year.

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2008	2007
	(In millions)
Accounts payable	$46.2	$72.1
Loaner vehicle notes payable	27.7	27.2
Accrued compensation	18.0	20.1
Taxes payable (non-income tax)	11.6	15.7
Accrued insurance	10.7	8.3
Accrued interest	10.5	12.0
Accrued finance and insurance chargebacks	9.5	10.7
Other	17.1	20.1

Accounts payable and accrued liabilities	$151.3	$186.2

13.	LONG-TERM DEBT

Long-term debt consists of the following:

	As of December 31,
	2008	2007
	(In millions)
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $5.6 million and $6.6 million, respectively)	$173.8	$172.8
7.625% Senior Subordinated Notes due 2017	143.2	150.0
3% Senior Subordinated Convertible Notes Due 2012	62.0	115.0
Mortgage notes payable bearing interest at fixed and variable rates (the weighted average interest rates were 5.4% and 6.5% for years ended December 31, 2008 and 2007, respectively)	177.5	25.8
Revolving credit facility	50.0	—
Bridge loans	—	8.3
Other	0.6	3.7

	607.1	475.6
Less: current portion	(58.8)	(1.7)

Long-term debt	$548.3	$473.9

The aggregate maturities of long-term debt as of December 31, 2008, are as follows (in millions) (a) (b):

2009	$58.8
2010	8.1
2011	29.5
2012	68.9
2013	110.0
Thereafter	337.4

$612.7

(a)	Maturities do not include $5.6 million fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014.
(b)	Maturities do not include $8.0 million of mortgage notes payable classified as Liabilities Associated with Assets Held for Sale.

Revolving Credit Facility

In September 2008, we entered into a revolving credit facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”). The BofA Revolving Credit Facility, together with certain floor plan inventory financing agreements entered into (or amended) in September 2008 (collectively, the “New Floor Plan Facilities”), replaced our $550.0 million syndicated credit facility with JPMorgan Chase Bank, N.A. (the “Terminated Credit Facility”). The cancellation of the Terminated Credit Facility resulted in a $1.7 million loss associated with the write-off of related unamortized debt issuance costs, which is included in Gain (Loss) on Extinguishment of Long-Term Debt, net in the accompanying Consolidated Statement of (Loss) Income.

The BofA Revolving Credit Facility matures on August 15, 2012. Under the BofA Revolving Credit Facility, subject to a usual and customary borrowing base, we may (i) borrow up to $200.0 million, which amount may be expanded up to $250.0 million in total credit availability upon satisfaction of certain conditions; (ii) borrow up to $25.0 million from Bank of America from a swing line of credit; and (iii) request Bank of America to issue letters of credit on our behalf. The amount available for borrowing under the BofA Revolving Credit Facility will be reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit and swing line loans issued by Bank of America. The availability of borrowings under the BofA Revolving Credit Facility is subject to a borrowing base and the cumulative amount of any outstanding letters of credit, together which limited our available borrowings to $138.0 million as of December 31, 2008. As of December 31, 2008, we had $50.0 million in borrowings outstanding under the BofA Revolving Credit Facility, leaving $88.0 million in incremental borrowing capacity.

Any loan (including any swing line loans) under the BofA Revolving Credit Facility will bear interest at (i) a specified percentage above the London Interbank Offered Rate (“LIBOR”) according to a utilization rate-based pricing grid ranging from 2.25% to 3.25% above LIBOR; or at our option (ii) the higher of (a) the Bank of America prime rate and (b) the federal funds rate plus 0.50%, plus a rate ranging from 0.50% to 1.00% determined in accordance with the utilization rate-based pricing grid.

Under the terms of the BofA Revolving Credit Facility, we agreed not to pledge any assets to a third party, subject to certain exceptions (such as the security interest in new vehicle inventory financed using floor plan arrangements and used vehicles used as collateral under our floor plan facility with JPMorgan Chase Bank, N.A.). In addition, the BofA Revolving Credit Facility contains certain negative covenants, including covenants which could prohibit or restrict the payment of dividends, equity and debt repurchases, capital expenditures and material dispositions of assets, as well as other customary covenants and default provisions. We are also subject to financial covenants under the terms of the BofA Revolving Credit Facility.

The BofA Revolving Credit Facility contains events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Bank of America, as the administrative agent, may (i) require us to immediately repay all outstanding amounts under the BofA Revolving Credit Facility; (ii) declare the commitment of each lender to make loans and any obligation of the Bank of America to extend letters of credit terminated; (iii) require us to cash collateralize any letter of credit obligations; and (iv) exercise on behalf of itself and the other lenders all rights and remedies available to it and the other lenders under the credit agreement and each of the other loan documents.

Under the terms of collateral documents entered into with the lenders under the BofA Revolving Credit Facility, the lenders have a security interest in all our personal property other than fixtures and certain other excluded property. Our subsidiaries also guarantee our obligations under the BofA Revolving Credit Facility.

Mortgage Notes Payable

In June 2008, we entered into a master loan agreement with Wachovia Bank, National Association, a national banking association, and Wachovia Financial Services, Inc., a North Carolina corporation (collectively referred to as, “Wachovia”, and the master loan agreement being referred to as, the “Wachovia Master Loan Agreement”). Pursuant to the terms of the Wachovia Master Loan Agreement, Wachovia extended credit to certain of our subsidiaries guaranteed by Asbury Automotive Group, Inc. through a series of related but separate loans (collectively, the “Wachovia Mortgages”) in the aggregate amount of $151.1 million to provide financing for the $202.2 million purchase of previously leased real estate comprised of 32 properties located in Florida, North Carolina, Virginia, Georgia, Arkansas and Texas. Each of the Wachovia Mortgages is secured by the related underlying property and bears interest at 1-month LIBOR plus 2.95%. We are required to make monthly principal payments based on a straight-line twenty year amortization schedule, with balloon payments due in June 2013. As of December 31, 2008, the aggregate principal amount of the Wachovia Mortgages was $144.1 million, of which $8.0 million was classified as Liabilities Held for Sale on the accompanying Consolidated Balance Sheet.

The Wachovia Master Loan Agreement contains customary representation and warranties, affirmative covenants and the guarantees under such agreements contain negative covenants, including, among other things, covenants not to, with permitted exceptions, (i) incur any additional debt; (ii) create any additional liens on the Property; and (iii) enter into any sale-leaseback transactions in connection with the underlying properties. The Wachovia Master Loan Agreement also contains customary events of default, including, change of control, non-payment of obligations and cross-defaults. We are also subject to financial covenants under the terms of the Wachovia Master Loan Agreement. Upon an event of default, Wachovia may, among other things, (i) accelerate the Wachovia Mortgages; (ii) opt to have the principal amount outstanding under the Wachovia Mortgages bear interest at 1-month LIBOR, plus 5.95% from the time it chooses to accelerate the repayment of the Wachovia Mortgages until the Wachovia Mortgages are paid in full; and (iii) foreclose on and sell some or all of the properties underlying the Wachovia Mortgages.

As of December 31, 2008, excluding the mortgages mentioned above, we had four real estate mortgage notes payable with an outstanding balance of $41.4 million. During 2008, we borrowed $16.7 million from BMW Financial Services in connection with the construction of a service facility at one of our dealerships. These obligations are collateralized by the related real estate with a carrying value of $63.6 million as of December 31, 2008, and mature between 2011 and 2018.

Senior Subordinated Note Repurchases

As of December 31, 2008, we had $384.6 million in aggregate principal amount of senior subordinated notes outstanding, including: $62.0 million of 3% Notes, $179.4 million of 8% Notes and $143.2 million of 7.625% Notes. During the fourth quarter of 2008, we repurchased $53.0 million of our 3% Notes for a total cost of $21.2 million and $6.8 million of our 7.625% Notes for a total cost of $2.8 million. We recorded a $34.2 million gain associated with the repurchase of our debt securities, net of the write-off of $1.6 million of related unamortized debt issuance costs, which is included in Gain (Loss) on Extinguishment of Long-Term Debt, net in the accompanying Consolidated Statement of (Loss) Income. We may from time to time repurchase debt securities in open market purchases or privately negotiated transactions. The decision to repurchase debt securities will be dependent upon prevailing market conditions, our liquidity position, and other factors. Our board of directors has authorized us to use an additional $50.0 million of cash to repurchase debt securities and/or make unscheduled principal payments of our existing mortgages. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from asset sales during any given calendar year.

3% Senior Subordinated Convertible Notes due 2012

We had $62.0 million in aggregate principal amount of our 3% Notes outstanding as of December 31, 2008. We pay interest on the 3% Notes on March 15 and September 15 of each year until their maturity on September 15, 2012. If and when the 3% Notes are converted, we will pay cash for the principal amount of each Note and, if applicable, shares of our common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3% Notes) in the relevant 30 VWAP trading day observation period. The initial conversion rate for the 3% Notes is 29.4172 shares of common stock per $1,000 principal amount of 3% Notes, which is equivalent to an initial conversion price of $33.99 per share. As of December 31, 2008, the conversion price of our 3% Notes was $33.85, which was reduced as the result of our decision to pay a dividend in the third and fourth quarters of 2007 and the first three quarters of 2008 at a rate in excess of the $0.20 per share we were paying at the date of issuance of the 3% Notes. The conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest.

Our 3% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiaries other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 3% Notes, in certain circumstances, restrict our ability to, among other things, enter into merger transactions or sell all or substantially all of our assets.

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock with Deutsche Bank AG, London Branch and Goldman, Sachs & Co. (collectively, the “Counterparties”). The convertible note hedge transactions require the Counterparties to deliver to us, subject to customary anti-dilution adjustments, shares of our common stock upon conversion of the 3% Notes as discussed in greater detail below. In connection with the repurchase of $53.0 million of 3% Notes, a pro-rata portion of the convertible note hedges was terminated.

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of December 31, 2008, the strike price was adjusted to $44.74 as a result of our decision to increase our quarterly dividend by $0.025 to $0.225 in the third and fourth quarter of 2007 and the first three quarters of 2008.

The convertible note hedge and warrant transactions are separate contracts and are not part of the terms of the 3% Notes, as such, they do not affect the holders’ rights under the 3% Notes. Holders of the 3% Notes do not have any rights with respect to the convertible note hedge and warrant transactions. The convertible hedge and warrant transactions have the effect of increasing the conversion price of the 3% Notes to $44.74. The convertible note hedge and warrant transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of exercise is between $33.85 and $44.74.

The convertible note hedge transactions represent purchase options of our common stock. At the issuance, there were 3,382,978 shares of our common stock underlying the convertible note hedge transactions, with 4,144,140 shares representing the maximum number of shares that we could receive thereunder. The initial exercise price of the convertible note hedge contracts was $33.99. The exercise price is subject to certain adjustments which mirror the adjustments to the conversion price of the 3% Notes (including for subsequent changes in our dividend). In connection with entering into the convertible note hedge transactions, we paid a premium of $167.90 per option (or $19,308,500 in total for the 115,000 options that we purchased). A portion of the options will be exercised upon the conversion of our 3% Notes and each such exercise will be settled in shares of our common stock. The convertible note hedge transactions will expire on the earlier of (i) the last day on which any convertible notes remain outstanding and (ii) the third scheduled trading day immediately preceding September 15, 2012. In connection with the repurchase of $53.0 million of our 3% Notes, a pro-rata portion of the convertible note hedges was terminated. As a result, as of December 31, 2008, there were 2,234,232 shares representing the maximum number of shares that we could receive under the convertible note hedge transactions.

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

7.625% Senior Subordinated Notes due 2017

We had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding as of December 31, 2008. We pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017. At any time during the term of the 7.625% Notes, we may choose to redeem all or a portion of the 7.625% Notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 7.625% Notes indenture. At any time on or after March 15, 2012, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 103.813% of the aggregate principal amount of the 7.625% Notes and reduces on each subsequent March 15 by approximately 1.3% until the price reaches 100% of the aggregate principal amount on March 15, 2015 and thereafter. On or before March 15, 2010, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the 7.625% Notes at a redemption price equal to 107.625% of such principal amount plus accrued and unpaid interest thereon.

Our 7.625% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiaries other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 7.625% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.

8% Senior Subordinated Notes due 2014

We had $179.4 million in aggregate principal amount of our 8% Notes outstanding as of December 31, 2008. We pay interest on March 15 and September 15 of each year until maturity of the 8% Notes on March 15, 2014. At any time on or after March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 104.0% of the aggregate principal amount of the 8% Notes and reduces on each subsequent March 15 by approximately 1.3% until the price reaches 100% of the aggregate principal amount on March 15, 2012 and thereafter. At any time before March 15, 2009, we may choose to redeem all or a portion of these notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 8% Notes indenture.

Our 8% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. We are a holding company that has no independent assets or operations. Any subsidiaries other than the subsidiary guarantors are minor. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 8% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.

We terminated an interest rate swap agreement in March 2006. Included as a reduction to our 8% Notes as of December 31, 2008, was $5.6 million of unrecognized amortization related to our terminated fair value swap, which is being amortized through March 2014 as a component of Other Interest Expense on the accompanying Consolidated Statements of (Loss) Income.

Covenants

Because of the uncertainties regarding our compliance with financial covenants during 2009, as discussed below, our independent registered public accounting firm included an explanatory paragraph that indicated there is uncertainty that we will remain in compliance with certain covenants in our debt agreements and that condition raises substantial doubt about our ability to continue as a going concern in its audit report for our 2008 financial statements. The inclusion of this going concern explanatory paragraph constituted a default under our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility and our new vehicle floor plan facilities with General Motors Acceptance Corporation. We obtained waivers with respect to these defaults from the relevant lenders prior to the filing of this Annual Report on Form 10-K with the U.S. Securities and Exchange Commission.

We are subject to a number of financial covenants in our various debt agreements, including those described below. As of December 31, 2008, we were in compliance with all of these covenants. In order to satisfy certain of our financial covenants in 2008, we relied in part upon income recognized in connection with our purchases of $59.8 million of our outstanding debt securities at a significant discount. These purchases generated approximately $34.2 million of income before tax in 2008. We expect that we may need to engage in similar purchases in order to satisfy our financial covenants during 2009. We cannot give any assurance that we will be able to make such repurchases in 2009 in amounts and at prices sufficient to satisfy our covenants. Our Board of Directors has authorized us to use an additional $50.0 million in cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from asset sales during any given calendar year.

Failure to satisfy any of these covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreement could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. In light of current depressed conditions in the automotive industry and the exceptionally difficult current conditions in the credit markets generally, we cannot give any assurance that we would be able to successfully take these actions.

Our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility and certain of our mortgages and/or guarantees related to such mortgages include financial covenants with the following requirements: (i) our Current Ratio as of the end of any fiscal quarter must not be less than 1.20 to 1 (our ratio was 1.30 to 1 as of December 31, 2008); (ii) our Fixed Charge Coverage Ratio for any period of four fiscal quarters must not be less than 1.20 to 1 (our ratio was 1.88 to 1 as of December 31, 2008); (iii) our Consolidated Total Leverage Ratio must not at any time be more than 5.00 to 1 (our ratio was 4.06 to 1 as of December 31, 2008); and (iv) our Consolidated Total Senior Leverage Ratio must not at any time be more than 3.00 to 1 (our ratio was 1.56 to 1 as of December 31, 2008).

Our guaranties under the Wachovia Master Loan Agreement include certain financial covenants with the following requirements: (i) a Current Ratio of at least 1.20 to 1 (our ratio was approximately 1.30 to 1 as of December 31, 2008); (ii) a Fixed Charge Coverage Ratio of at least 1.20 to 1 (our ratio was approximately 1.87 to 1 as of December 31, 2008); (iii) a Total Leverage Ratio of not more than 5.00 to 1 (our ratio was approximately 3.96 to 1 as of December 31, 2008) and (iv) an Adjusted Net Worth of $350.0 million (our adjusted net worth was approximately $605.6 million as of December 31, 2008).

14.	FINANCIAL INSTRUMENTS

In the second quarter of 2008, we entered into an interest rate swap with a current notional principal amount of $125.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan notes payable through maturity in June 2013. This swap is collateralized by Company assets that do not otherwise have a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

We have an interest rate swap with a current notional principal amount of $12.9 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

The effect of derivative instruments on the Consolidated Statement of (Loss) Income for the year ended December 31, 2008 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in OCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(9.0)	Floor plan interest expense	$(3.6)	$(0.7)	$—	Floor plan interest expense

Interest rate swaps	$(0.5)	Other interest expense	$(0.2)	$—	$—	Other interest expense

On the basis of yield curve conditions as of December 31, 2008, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $4.7 million. This loss, however, would be more than compensated for by reduced variable rate funding costs, as the cash flow hedges responsible for the reclassified amounts hedge only approximately 16 percent of our variable interest rate exposure.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of December 31, 2008 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$7.4

Fair value estimates reflect making a credit adjustment to the discount rate applied to all expected cash flows under the swap. We used a discount rate of 28 percent for all prospective periods. Other than that assumption, all other inputs in this valuation exercise reflect level 2 inputs.

Market Risk Disclosures as of December 31, 2008:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(6.8)
Interest Rate Swap*	$12.9	4.3300%	1 month LIBOR	2011	$(0.6)

Fair value estimates reflect making a credit adjustment to the discount rate applied to all expected cash flows under the swap. We used a discount rate of 28 percent for all prospective periods. Other than that assumption, all other inputs in this valuation exercise reflect level 2 inputs.

*	This swap is amortizing. At the last quarter, its notional value will be $11.3 million.

15.	FAIR VALUE

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

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Assets utilizing Level 1 inputs include exchange-traded equity securities that are actively traded.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include fair value and cash flow swap instruments.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment under SFAS No. 144 and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation.

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

Valuation Techniques

The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors that are derived from level 1 inputs. As such, the carrying amounts for these swaps are designated to be level 2 fair values and totaled $7.4 million as of December 31, 2008. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2008.

Nonfinancial Assets and Liabilities

In November 2007, the FASB placed a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities. Accordingly, we will adopt the methods of fair value described in SFAS 157 for nonfinancial assets and liabilities on January 1, 2009. In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for nonfinancial assets and liabilities will not have a material impact on our consolidated financial statements.

16.	INCOME TAXES

The components of income tax expense (benefit) from continuing operations are as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In millions)
Current:
Federal	$17.1	$21.6	$28.0
State	0.5	0.6	2.1

Subtotal	17.6	22.2	30.1
Deferred:
Federal	(125.7)	5.0	6.0
State	(25.7)	1.8	1.2

Subtotal	(151.4)	6.8	7.2

Total	$(133.8)	$29.0	$37.3

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In millions)
Provision at the statutory rate	$(159.9)	$28.2	$34.7
Increase (decrease) resulting from:
State income tax (benefit) expense, net	(14.3)	1.9	1.9
Non deductible secondary offering expenses	—	0.1	0.4
Book goodwill in excess of tax goodwill associated with impairment expense and divestitures	41.1	—	0.1
Loss (gains) on corporate owned life insurance policies	1.1	—	(0.2)
Tax credits received	(0.2)	(0.6)	—
Release of valuation allowance	(1.1)	(0.4)	—
Other	(0.5)	(0.2)	0.4

Provision for income taxes	$(133.8)	$29.0	$37.3

The tax effects of temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2008	2007
	(In millions)
Reserves and accruals	$20.1	$23.1
Valuation allowance on reserves and accruals	—	(0.1)
Net operating loss (“NOL”) and carryforwards	1.7	1.2
Goodwill impairment (amortization)	86.5	(61.7)
Depreciation	(1.2)	(9.5)
Accumulated other comprehensive income	3.7	1.6
Equity call option	2.8	7.1
State tax deferred items	0.5	—
Valuation allowance on NOLs	—	(1.1)

Net deferred tax asset (liability)	$114.1	$(39.4)

	December 31,
	2008	2007
	(In millions)
Balance sheet classification:
Deferred tax assets:
Current	$11.1	$13.4
Long-term	108.2	20.6
Deferred tax liabilities:
Current	(0.2)	(1.1)
Long-term	(5.0)	(72.3)

Net deferred tax asset (liability)	$114.1	$(39.4)

We adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2008, the total amount of our unrecognized tax benefits was $3.5 million, all of which, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In Millions	Gross Liability for Unrecognized Tax Benefits	Gross Asset for Unrecognized Tax Benefits	Net Liability for Unrecognized Tax Benefits
Balance at January 1, 2008	$4.3	$(0.6)	$3.7
Additions for Tax Positions of Current Period	1.8	—	1.8
Reduction for Tax Positions of Prior Years	(1.6)	0.6	(1.0)
Reduction for Lapse of 2004 Federal Statute of Limitations	(1.0)	—	(1.0)
Effective Settlements	—	—	—

Balance at December 31, 2008	$3.5	$—	$3.5

Included in the FIN 48 liability above is $0.4 million related to current period assessments that are classified as accounts payable and accrued liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2008. These amounts were paid in the first quarter of 2009.

We recognize interest related to unrecognized tax benefits in income tax expense. Included in the liability for unrecognized tax benefits was accrued interest of $0.5 million and no amount for penalties, as of December 31, 2008.

The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2004, with the exception of a sub-consolidation tax return with no unrecognized tax benefits. In addition, the IRS has conducted and closed a Joint Committee Audit for Federal consolidated tax return for the 2004 and 2005 tax years.

The expiration of the statute of limitations related to the various state income tax returns that we and our subsidiaries file varies by state. The 2004 through 2007 tax years generally remain subject to examination by most state tax authorities. We do not anticipate any incremental tax exposure related to unrecognized tax benefits, individually or in the aggregate, to occur within the next twelve months.

17.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	As of December 31,
	2008	2007
	(In millions)
Deferred compensation liability	$7.9	$9.4
Interest rate swap liabilities	7.4	1.7
Accrued finance and insurance chargebacks	5.7	5.4
Deferred rent	3.3	2.7
FIN 48 liability	3.1	3.7
Deferred gains from sale-leaseback transactions	0.2	9.0
Other	1.2	2.9

Other long-term liabilities	$28.8	$34.8

18.	DISCONTINUED OPERATIONS AND DIVESTITURES

During the year ended December 31, 2008, we sold or closed thirteen franchises (seven dealership locations), of which twelve franchises (six dealership locations) were classified as discontinued operations, and as of December 31, 2008, we were actively pursuing the sale of three franchises (three dealership locations), two of which were classified as discontinued operations. The accompanying Consolidated Statements of (Loss) Income for the years ended December 31, 2007 and 2006, have been reclassified to reflect the status of our discontinued operations as of December 31, 2008. The following table provides further information regarding our discontinued operations as of December 31, 2008, and includes the results of businesses sold prior to December 31, 2008, and businesses pending disposition as of December 31, 2008.

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007			For the Year Ended December 31, 2006
	Sold/ Closed	Pending Disposition	Total	Sold/ Closed(a)	Pending Disposition(b)	Total	Sold/ Closed(c)	Pending Disposition(b)	Total
	(Dollars in millions)
Franchises:
Mid-line domestic	8	—	8	8	—	8	14	—	14
Mid-line import	1	1	2	1	1	2	2	1	3
Value	1	—	1	3	—	3	4	—	4
Luxury	2	1	3	2	1	3	3	1	4

Total	12	2	14	14	2	16	23	2	25

Revenues	$82.1	$83.5	$165.6	$179.1	$114.5	$293.6	$297.4	$127.3	$424.7
Cost of sales	70.6	69.6	140.2	152.8	96.8	249.6	250.7	107.9	358.6

Gross profit	11.5	13.9	25.4	26.3	17.7	44.0	46.7	19.4	66.1
Operating expenses	14.1	14.5	28.6	23.1	16.4	39.5	47.3	15.4	62.7

Income (loss) from operations	(2.6)	(0.6)	(3.2)	3.2	1.3	4.5	(0.6)	4.0	3.4
Other expense, net	(3.2)	(0.6)	(3.8)	(2.7)	(0.9)	(3.6)	(5.0)	(0.8)	(5.8)
Impairment expenses	(2.3)	(12.7)	(15.0)	—	—	—	—	—	—
Gain/(loss) on disposition	(0.5)	—	(0.5)	(2.0)	—	(2.0)	1.5	—	1.5

Income (loss) before income taxes	(8.6)	(13.9)	(22.5)	(1.5)	0.4	(1.1)	(4.1)	3.2	(0.9)
Income tax benefit (expense)	2.7	4.9	7.6	0.5	(0.1)	0.4	1.2	(1.3)	(0.1)

Discontinued operations, net of tax	$(5.9)	$(9.0)	$(14.9)	$(1.0)	$0.3	$(0.7)	$(2.9)	$1.9	$(1.0)

(a)	Franchises were sold between January 1, 2007 and December 31, 2008
(b)	Franchises placed into discontinued operations in 2008 and pending disposition as of December 31, 2008
(c)	Franchises were sold between January 1, 2006 and December 31, 2008

19.	SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended December 31, 2008, 2007 and 2006, we made interest payments, net of amounts capitalized, totaling $70.1 million, $78.0 million and $73.3 million, respectively.

During the years ended December 31, 2008, 2007 and 2006, we made income tax payments, net of refunds received, totaling $8.8 million, $19.1 million and $24.9 million, respectively.

The following items are included in Other Adjustments to reconcile net (loss) income to cash flow from operating activities:

	For the Years Ended December 31,
	2008	2007	2006
Unrealized loss on deferred compensation investments	$3.2	$0.1	$—
Amortization of deferred financing fees	2.4	2.6	2.4
(Gain) loss on sale of assets	1.2	2.0	(4.1)
Swap amortization	1.7	1.8	1.7
Deferred compensation (income) expense	(2.9)	1.9	2.9
Depreciation and amortization from discontinued operations	0.9	0.9	1.4
Other individually immaterial items	1.6	0.8	(0.8)

Other adjustments, net	$8.1	$10.1	$3.5

20.	LEASE OBLIGATIONS

We lease various facilities, real estate and equipment primarily under operating lease agreements. We record rent expense on a straight-line basis over the life of the lease for lease agreements where the rent escalates at fixed rates over time. Rent expense from continuing operations totaled $50.0 million, $55.1 million and $50.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During the year ended December 31, 2008, we completed one sale-leaseback transaction resulting in the sale of $1.8 million of assets to a third party and the commencement of long-term operating leases with the buyer.

Future minimum payments under long-term, non-cancelable leases as of December 31, 2008, are as follows:

	Operating	Capital	Total
	(In millions)
2009	$36.8	$0.3	$37.1
2010	34.0	0.2	34.2
2011	33.5	—	33.5
2012	32.5	—	32.5
2013	29.9	—	29.9
Thereafter	173.5	—	173.5

Total minimum lease payments	$340.2	0.5	$340.7

Less: amount representing interest		—

Present value of net minimum lease payments		0.5
Less: current portion		(0.3)

Total long-term capital lease obligation		$0.2

Certain of our lease agreements include financial covenants with the following requirements: (i) a Liquidity Ratio of at least 1.20 to 1 (our ratio was approximately 1.27 to 1 as of December 31, 2008), and (ii) an EBITDA plus rent expense (“EBITDAR”) Ratio of at least 1.50 to 1 (our ratio was 2.64 to 1 as of December 31, 2008). A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (i) termination of the applicable lease and/or other leases with the same landlord under a cross-default provision (ii) the landlord would have a claim for liquidated damages equaling the difference between fair market rent being paid, calculated over the lease term plus the landlord’s actual damages, to the extent to which the rents accelerated under the applicable lease and/or other leases with the same landlord under a cross-default provision.

We expect that we may need to repurchase debt significantly below face value in order to satisfy our financial covenants during 2009. We cannot give any assurance that we will be able to make such repurchases in 2009 in amounts and at prices sufficient to satisfy our financial covenants.

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

Certain manufacturers have incurred substantial operating losses in recent years. Sustained periods of poor financial performance by a manufacturer may force it to seek to reorganize or to seek protection from creditors in bankruptcy. A reorganization by a manufacturer may, among other things, result in a delay in the introduction of new or competitive makes or models, an elimination of certain makes or models or dealership locations, a disruption in delivery or availability of service or parts, a delay or failure to reimburse us for warranty work and holdback receivables, or a disruption in vehicle deliveries to our dealerships. If an attempted reorganization proves unsuccessful for the manufacturer, the continued financial distress could result in the cessation of its operations.

In the event of a bankruptcy by a vehicle manufacturer, among other things: (i) the manufacturer could seek to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (ii) we may not be able to collect some or all of our receivables that are due from such manufacturer and we may be subject to preference claims relating to payment to us made by such manufacturer prior to bankruptcy, (iii) it may increase our cost to obtain financing for our new vehicle inventory with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory with alternate finance sources on less favorable terms, and (iv) consumer demand for such manufacturer’s products could be materially adversely affected, especially if costs related to improving such manufacture’s poor financial condition are imputed to the price of its products. The occurrence of any one or more of the above-mentioned events could have a material adverse effect on our day-to-day operations.

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

On August 27, 2008, a U.S. District Court jury in Portland, Oregon reached a verdict against one of our subsidiaries in an action by four former salesmen alleging claims related to a hostile work environment at our former Thomason Toyota dealership in Gladstone, Oregon. We sold the Thomason Toyota dealership in 2006, though the alleged conduct involved in this matter occurred in 2005. During trial, the court dismissed the plaintiffs’ claims for race discrimination and retaliation in employment as well as their claims for economic damages. The jury, however, awarded $19.0 million in total damages against our subsidiary consisting of $8.0 million in non-economic damages and $11.0 million in punitive damages. In a post-trial opinion and order issued January 23, 2009, the U.S. District Court in Portland, Oregon reduced the total damages awarded against our subsidiary to $1.2 million consisting of $600,000 in non-economic damages and $600,000 in punitive damages. The court gave the plaintiffs the choice of either accepting the reduced award or proceeding with a new trial on damages.

We will seek to further reduce damages if the plaintiffs request a new trial and, if necessary, we will seek to overturn the verdict or seek to eliminate or further reduce damages on appeal to the U.S. Court of Appeals for the Ninth Circuit. We believe that the jury verdict is unsupported by both the evidence and the law, and that we will prevail on appeal.

Our dealerships are parties to dealer agreements with a number of vehicle manufacturers. In accordance with the individual dealer agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships or the loss of a dealer agreement could have a negative impact on our operating results.

In connection with the purchase of one franchise, we may be required to pay additional consideration to the seller if the franchise achieves specified net (loss) income levels in future periods. If payable, the additional consideration is distributable annually beginning January 1, 2009 through January 1, 2015, and the additional consideration could total up to approximately $2.5 million. Any consideration paid will be recorded as Goodwill in our consolidated balance sheets. The seller did not become our employee subsequent to the transaction and therefore this consideration is not contingent on employment.

We have $7.3 million of letters of credit outstanding as of December 31, 2008, which are required by certain of our insurance providers.

22.	RELATED PARTY TRANSACTIONS

Certain of our directors, former directors, and regional management, have engaged in transactions with us. These transactions primarily relate to long-term operating leases of our facilities. We believe that these transactions and our other related party transactions involve terms comparable to what would be obtained from unaffiliated third parties.

For the years ended December 31, 2008, 2007 and 2006, we made rental payments totaling $3.5 million, $2.1 million and $2.6 million, respectively, to entities controlled by our directors or regional management.

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

We have established two share-based compensation plans (the “Plans”) under which we have granted non-qualified stock options, performance share units and restricted stock to our directors, officers and employees at fair market value on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire ten years from the date of grant. Performance share units generally vest after two to three years from the date of grant and provide the holder the opportunity to receive additional shares of common stock if certain performance criteria are achieved. The actual number of shares earned by a holder of performance share units may range from 0% to 180% of the target number of shares to be granted to the holder, depending on the achievement of certain performance criteria over a defined period of time. Restricted stock vests ratably over two to three years from the date of grant and have voting and dividend rights prior to vesting. We have granted a total of 4,730,954 non-qualified stock options and 760,751 performance share units to certain of our employees and officers and 321,742 shares of restricted stock to certain of our employees and members of our board of directors. As of December 31, 2008, there were 1,494,300 non-qualified stock options, 474,126 performance share units (excluding performance estimates) and 221,082 restricted share units outstanding. In addition, there were approximately 1,064,000 share-based awards available for grant under our share-based compensation plans as of December 31, 2008.

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

We have recognized $1.9 million ($0.7 million tax benefit), $5.9 million ($2.2 million tax benefit) and $5.0 million ($1.9 million tax benefit) in stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $4.2 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the Plans. That cost is expected to be recognized over a weighted average period of less than a year.

A summary of options outstanding and exercisable under the Plans as of December 31, 2008, changes during the year then ended and changes during the years ended December 31, 2007 and 2006 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding—December 31, 2005	2,941,262	$15.35
Granted	—	—
Exercised	(1,366,702)	16.14
Expired / Forfeited	(46,381)	15.02

Options outstanding—December 31, 2006	1,528,179	$14.57
Granted	—	—
Exercised	(412,137)	15.10
Expired / Forfeited	(15,238)	14.15

Options outstanding—December 31, 2007	1,100,804	$14.37
Granted	420,000	3.69
Exercised	(17,335)	12.42
Expired / Forfeited	(9,169)	14.61

Options outstanding—December 31, 2008	1,494,300	$11.39	6.1	$—

Options exercisable—December 31, 2008	1,074,300	$14.40	4.6	—

*	Based on the closing price of our common stock on December 31, 2008 which was $4.57 per share.

Net cash received from option exercises for the year ended December 31, 2008 was $0.2 million. The actual intrinsic value of options exercised during the year ended December 31, 2008, was not material. The actual tax benefit realized for the tax deductions from option exercises for the year ended December 31, 2008 was not material.

A summary of performance share units and restricted stock as of December 31, 2008, changes during the year then ended and changes during the years ended December 31, 2007 and 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2005	—	$—
Granted	376,500	20.14
Performance estimate	93,625	20.14
Vested	—	—
Forfeited	(2,000)	18.39

Performance Share Units—December 31, 2006	468,125	$20.15
Granted	215,000	27.11
Performance estimate	(94,107)	24.85
Vested	—	—
Forfeited	(13,250)	20.91

Performance Share Units—December 31, 2007	575,768	$21.92
Granted	169,251	14.29
Performance estimate	(228,120)	21.94
Vested	(211,094)	16.86
Forfeited	(102,500)	21.63

Performance Share Units—December 31, 2008*	203,305	$21.06

*	Maximum of 853,427 issuable upon attaining certain performance metrics.

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

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2005	—	$—
Granted	38,342	21.95
Vested	(8,614)	22.98
Forfeited	—	—

Restricted Stock—December 31, 2006	29,728	$21.65
Granted	58,909	28.07
Vested	(13,612)	22.20
Forfeited	(2,500)	19.81

Restricted Stock—December 31, 2007	72,525	$26.83
Granted	224,491	14.39
Vested	(58,483)	22.15
Forfeited	(17,451)	13.85

Restricted Stock—December 31, 2008	221,082	$16.40

Employee Retirement Plan

We sponsor the Asbury Automotive Retirement Savings Plan (the “Plan”), a 401(k) plan, for eligible employees except for the employees of one of our dealer groups, which maintains a separate retirement plan. Employees are eligible to participate in the Plan after ninety days of service. Employees electing to participate in the Plan may contribute up to 75% of their annual compensation. IRS rules limit total participant contributions during 2008 to $15,500 or $20,500 if age 50 or more; however, we limit participant contributions for employees with an annual salary of greater than $105,000 to $10,000 per year or $15,000 if age 50 or more. After one year of employment, we match 50% of employees’ contributions up to 4% of their base compensation, with a maximum match of $4,600 per participant. Employer contributions vest ratably over four years after date of hire. Expenses from continuing operations related to employer matching contributions totaled $3.5 million, $3.5 million and $3.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Compensation Plan

We sponsor the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan”) wherein eligible employees, generally those at senior levels, may elect to defer a portion of their annual compensation. We have established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. Annually, we may elect to match a portion of certain eligible employee’s contributions. The employee deferral match expense totaled $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Each annual employer match vests in full three years from the date on which the employee deferral match is funded. The total deferred compensation liability was $7.9 million and $9.4 million as of December 31, 2008 and 2007, respectively. The related cash surrender value on such contracts included in Other Long-Term Assets on our Consolidated Balance Sheets, which totaled $8.3 million and $11.0 million as of December 31, 2008 and 2007, respectively.

24.	CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,		June 30,	September 30,	December 31,
	(In millions, except per share data)
Year Ended December 31, 2007
Revenues(1)	$1,338.6		$1,431.8	$1,412.2	$1,291.2

Gross profit(1)	$212.5		$221.2	$217.3	$201.8

Net income(1)	$0.4	(3)	$20.6	$19.0	$11.0

Net income per common share:
Basic(2)	$0.01		$0.63	$0.58	$0.35

Diluted(2)	$0.01		$0.62	$0.57	$0.34

Year Ended December 31, 2008
Revenues(1)	$1,238.6		$1,280.5	$1,182.0	$918.4	(4)

Gross profit(1)	$201.1		$206.0	$192.7	$157.4	(4)

Net (loss) income(1)	$10.5		$10.9	$6.0	$(365.4	)(4)(5)

Net (loss) income per common share:
Basic(2)	$0.33		$0.34	$0.19	$(11.53)

Diluted(2)	$0.33		$0.34	$0.19	$(11.53)

(1)	Quarterly revenues, gross profit and net (loss) income do not agree to previously reported amounts on Form 10-Q as a result of subsequent discontinued operations.
(2)	The sum of (loss) income per common share for the four quarters does not equal total (loss) income per common share due to changes in the average number of shares outstanding during the respective periods.
(3)	Includes (i) an $11.1 million, net of tax, loss on the extinguishment of long-term debt and (ii) $1.8 million, net of tax of executive separation benefits associated with the retirement of our former CEO.
(4)	Includes $2.9 million, net of tax, of a corporate generated F&I gain associated with the sale of our remaining interest in a pool of extended maintenance contracts.
(5)	Includes $383.0 million, net of tax, of impairment expenses related to goodwill, franchise rights, other intangible assets and property and equipment and $21.4 million, net of tax, gain on the sale on the repurchase of long-term debt.

25.	SUBSEQUENT EVENTS

On March 12, 2009, in connection with the waivers we obtained from Bank of America and JPMorgan Chase Bank, N.A., we agreed to reduce the total credit availability under our BofA Revolving Credit Facility by $25.0 million to $175.0 million and the total credit availability under our JPMorgan used Vehicle Floor Plan Facility by $25.0 million to $50.0 million.

Our independent public accounting firm included an explanatory paragraph in its audit report for our 2008 financial statements that indicated there is uncertainty that we will remain in compliance with certain covenants in our debt agreements, and that this uncertainty raises substantial doubt about our ability to continue as a going concern. The inclusion of this explanatory paragraph in the audit report constituted a default under our BofA Revolving Credit Facility, our JPMorgan Used Vehicle Floor Plan Facility and our new vehicle floor plan facility with General Motors Acceptance Corporation. As of March 12, 2009, we had received waivers from all of our associated lending partners with respect to these defaults and, as a result, we were in compliance with the covenants contained in these borrowing facilities. In connection with these waivers, we agreed to reduce the total credit availability under our BofA Revolving Credit Facility by $25.0 million to $175.0 million and the total credit availability under our JPMorgan Used Vehicle Floor Plan Facility by $25.0 million to $50.0 million.

On August 27, 2008, a U.S. District Court jury in Portland, Oregon reached a verdict against one of our subsidiaries in an action by four former salesmen alleging claims related to a hostile work environment at our former Thomason Toyota dealership in Gladstone, Oregon. We sold the Thomason Toyota dealership in 2006, though the alleged conduct involved in this matter occurred in 2005. During trial, the court dismissed the plaintiffs’ claims for race discrimination and retaliation in employment as well as their claims for economic damages. The jury, however, awarded $19.0 million in total damages against our subsidiary consisting of $8.0 million in non-economic damages and $11.0 million in punitive damages.

In a post-trial opinion and order issued January 23, 2009, the U.S. District Court in Portland, Oregon reduced the total damages awarded against our subsidiary to $1.2 million consisting of $600,000 in non-economic damages and $600,000 in punitive damages. The court gave the plaintiffs the choice of either accepting the reduced award or proceeding with a new trial on damages.

We will seek to further reduce damages if the plaintiffs request a new trial and, if necessary, we will seek to overturn the verdict or seek to eliminate or further reduce damages on appeal to the U.S. Court of Appeals for the Ninth Circuit. We believe that the jury verdict is unsupported by both the evidence and the law, and that we will prevail on appeal.

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

During 2008, the Company began utilizing the Arkona Dealer Management System, which has been implemented at approximately 35% of our dealerships. As appropriate, the Company is modifying the documentation of the internal control process and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Our auditors, Deloitte & Touche LLP, an independent registered public accounting firm, has audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their report is contained herein.

Item 9B.	Other Information.

Due to the challenging economy and the negative effects it has had on the automotive retailing industry, Jeff I. Wooley, a member of our Board of Directors and the Non-executive Chairman of Asbury Automotive Tampa LLC, one of our wholly-owned subsidiaries, voluntarily agreed to take a temporary reduction in salary from $100,000 to $50,000, effective December 1, 2008.

On March 12, 2009, we executed a limited waiver of our financial covenants with JPMorgan Chase Bank, N.A. in connection with that certain Revolver Credit Agreement dated as of October 29, 2008 (the “JPMorgan Used Vehicle Floor Plan Facility”), which is secured by our used motor vehicle inventory. As a condition precedent to the effectiveness of the waiver, the borrowing capacity under the JPMorgan Used Vehicle Floor Plan Facility was reduced from $75.0 million to $50.0 million.

On March 12, 2009, we executed a limited waiver of our financial covenants with Bank of America, N.A. in connection with that certain Credit Agreement dated as of September 26, 2008 (the “BofA Revolving Credit Facility”). As a condition precedent to the effectiveness of the waiver, the borrowing capacity under the BofA Revolving Credit Facility was reduced from $200.0 million to $175.0 million.

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

See index to Consolidated Financial Statements.

(2)	Exhibits required to be filed by Item 601 of Regulation S-K:

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) of this Form 10-K.

Exhibit Number	Description of Documents
3.1	Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*

3.2	Restated Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*

4.1	Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.2	Form of 8% Senior Subordinated Note due 2014 (filed with Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.3	Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.4	First Supplemental Indenture, dated as of January 21, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.5	Second Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2012 (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.6	Third Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

4.7	Fourth Supplemental Indenture, dated as of March 15, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 of Asbury Automotive Group, Inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

Exhibit Number	Description of Documents
4.8	Fifth Supplemental Indenture, dated as of June 29, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 of Asbury Automotive Group, Inc. (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.9	Indenture, dated as of March 16, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 3.00% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.10	Form of 3.00% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.11	First Supplemental Indenture, dated as of June 29, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 3.00% Senior Subordinated Convertible Notes due 2012 of Asbury Automotive Group, Inc. (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.12	Indenture, dated as of March 26, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.13	Form of 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.14	First Supplemental Indenture, dated as of June 29, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 of Asbury Automotive Group, Inc. (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.15**	Amended and Restated Wealth Accumulation Plan (filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.1**	Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.2**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.3**	Amended and Restated Key Executive Incentive Compensation Plan

10.4**	Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.5**	Severance Agreement of Philip R. Johnson, dated November 14, 2007 (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.6**	Severance Agreement of Lynne A. Burgess, dated November 14, 2007 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.7**	Letter Agreement between the Company and J. Gordon Smith, dated April 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2008)*

10.8**	Severance Agreement of Brett Hutchinson, dated February 26, 2008 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

Exhibit Number	Description of Documents
10.9**	Severance Agreement of J. Gordon Smith, dated February 28, 2008 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.10**	Letter Agreement between the Company and Lynne A. Burgess, dated October 29, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*

10.11**	Letter Agreement between the Company and Brett Hutchinson, dated October 29, 2008 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*

10.12**	Severance Agreement of Keith R. Style, dated February 28, 2008

10.13**	Employment Agreement of Jeffrey I. Wooley (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.14**	Agreement between Asbury Automotive Tampa L.L.C. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.15	First Amended and Restated Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective September 17, 1998 (for premises located on Hillsborough Avenue, Tampa, Florida) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.16	First Amended and Restated Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective September 17, 1998 (for premises located on Adamo Drive, Brandon, Florida) (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.17**	Employment Agreement of Charles Oglesby, dated as of September 7, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2006)*

10.18**	Amended Employment Agreement of Charles Oglesby, dated as of May 4, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2007)*

10.19**	Amendment to Amended Employment Agreement of Charles Oglesby, dated as of May 7, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2008)*

10.20**	Letter Agreement between the Company and Craig T. Monaghan, executed on April 30, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008)*

10.21**	Severance Agreement between the Company and Craig T. Monaghan, dated April 30, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008)*

10.22**	Form of Stock Option Agreement (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.23**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.24**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.25**	Form of Restricted Share Award Agreement (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.26**	Restricted Share Award Agreement for Non-Employee Directors of Michael J. Durham, dated October 23, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

Exhibit Number	Description of Documents
10.27	Ford Dealer Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.28	General Motors Dealer Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.29	Honda Dealer Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001.)*

10.30	Mercedes Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.31	Nissan Dealer Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.32	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.33	Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2003)*

10.34	Credit Agreement, dated as of September 26, 2008, among Asbury Automotive Group, Inc., Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on October 2, 2008)*

10.35	Revolving Credit Agreement, dated as of October 29, 2008, among Asbury Automotive Group, Inc., the Lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2008)*

10.36	Registration Rights Agreement dated March 16, 2007, among Asbury Automotive Group, Inc., the subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 3% Senior Subordinated Convertible Notes due 2012 of Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.37	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, between Asbury Automotive Group, Inc. and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.38	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007 among Asbury Automotive Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank AG, New York (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.39	Confirmation of Issuer Warrant dated March 12, 2007 between Asbury Automotive Group, Inc. and Goldman, Sachs & Co., dated March 12, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.40	Confirmation of Issuer Warrant dated March 12, 2007 among Asbury Automotive Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank AG, New York (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.41	Amendment to Confirmation dated March 13, 2007, between Goldman, Sachs & Co. and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

Exhibit Number	Description of Documents
10.42	Amendment to Confirmation dated March 13, 2007, between Deutsche Bank AG, London Branch and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.43	Exchange and Registration Rights Agreement dated March 26, 2007, among Asbury Automotive Group, Inc., the subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 7.625% Senior Subordinated Notes due 2017 of Asbury Automotive Group, Inc. (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.44	Master Loan Agreement between certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of June 4, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.45	Unconditional Guaranty, dated as of June 4, 2008, between Asbury Automotive Group, Inc. and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.46	Unconditional Guaranty, dated as of June 4, 2008, between Asbury Automotive Group, Inc. and Wachovia Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.47	Purchase and Sale Agreement between the affiliates of AutoStar Realty Operating Partnership listed on the signature pages thereto, as Seller, and Asbury Automotive Group, Inc., as Purchaser, dated May 8, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.48	Modification Number One to Master Loan Agreement between certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of December 1, 2008

10.49	Limited Waiver between Asbury Automotive Group, Inc. (the “Borrower”), each of the subsidiaries of the Borrower listed on the signature pages thereto, each of the Lenders listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, dated as of March 12, 2009

10.50	Limited Waiver between Asbury Automotive Group, Inc. (the “Borrower”), Bank of America, N.A., as Administrative Agent for the Lenders and as Swing Line Lender and L/C Issuer, each of the Lenders listed on the signature pages thereto, and each of the subsidiaries of the Borrower listed on the signature pages thereto, dated as of March 12, 2009

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

24	Powers of Attorney (included with Signature Page hereto)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date: March 16, 2009	By:	/s/ Charles R. Oglesby
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles R. Oglesby and Craig T Monaghan, and each of them, acting individually, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2008, and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Charles R. Oglesby (Charles R. Oglesby)	Chief Executive Officer, President and Director	March 16, 2009

/s/ Craig T. Monaghan (Craig T. Monaghan)	Senior Vice President and Chief Financial Officer	March 16, 2009

/s/ Keith R. Style (Keith R. Style)	Vice President of Finance	March 16, 2009

/s/ Bryan C. Hanlon (Bryan C. Hanlon)	Controller and Chief Accounting Officer	March 16, 2009

/s/ Michael J. Durham (Michael J. Durham)	Nonexecutive Chairman of the Board	March 16, 2009

/s/ Janet M. Clarke (Janet M. Clarke)	Director	March 16, 2009

/s/ Dennis E. Clements (Dennis E. Clements)	Director	March 16, 2009

Signature	Title	Date
/s/ Thomas C. DeLoach, Jr. (Thomas C. DeLoach, Jr.)	Director	March 16, 2009

/s/ Juanita T. James (Juanita T. James)	Director	March 16, 2009

/s/ Vernon E. Jordan, Jr. (Vernon E. Jordan, Jr.)	Director	March 16, 2009

/s/ Eugene S. Katz (Eugene S. Katz)	Director	March 16, 2009

/s/ Philip F. Maritz (Philip F. Maritz)	Director	March 16, 2009

/s/ Jeffrey I. Wooley (Jeffrey I. Wooley)	Director	March 16, 2009

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*

3.2	Restated Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (file No. 333-84646) filed with the SEC on March 20, 2002)*

4.1	Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.2	Form of 8% Senior Subordinated Note due 2014 (filed with Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.3	Indenture, dated as of December 23, 2003, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.4	First Supplemental Indenture, dated as of January 21, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.5	Second Supplemental Indenture, dated as of December 7, 2004, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule II thereto, the other Guarantors and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2012 (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.6	Third Supplemental Indenture, dated as of September 30, 2005, among the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, Asbury Automotive Group, Inc., the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the issuance of 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

4.7	Fourth Supplemental Indenture, dated as of March 15, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 of Asbury Automotive Group, Inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.8	Fifth Supplemental Indenture, dated as of June 29, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 of Asbury Automotive Group, Inc. (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.9	Indenture, dated as of March 16, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 3.00% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.10	Form of 3.00% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

Exhibit Number	Description of Documents
4.11	First Supplemental Indenture, dated as of June 29, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 3.00% Senior Subordinated Convertible Notes due 2012 of Asbury Automotive Group, Inc. (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.12	Indenture, dated as of March 26, 2007, among Asbury Automotive Group, Inc., the subsidiary guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.13	Form of 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.14	First Supplemental Indenture, dated as of June 29, 2007, among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 of Asbury Automotive Group, Inc. (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.15**	Amended and Restated Wealth Accumulation Plan (filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.1**	Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.2**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.3**	Amended and Restated Key Executive Incentive Compensation Plan

10.4**	Form of Officer Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.5**	Severance Agreement of Philip R. Johnson, dated November 14, 2007 (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.6**	Severance Agreement of Lynne A. Burgess, dated November 14, 2007 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.7**	Letter Agreement between the Company and J. Gordon Smith, dated April 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2008)*

10.8**	Severance Agreement of Brett Hutchinson, dated February 26, 2008 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.9**	Severance Agreement of J. Gordon Smith, dated February 28, 2008 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.10**	Letter Agreement between the Company and Lynne A. Burgess, dated October 29, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*

10.11**	Letter Agreement between the Company and Brett Hutchinson, dated October 29, 2008 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*

10.12**	Severance Agreement of Keith R. Style, dated February 28, 2008

10.13**	Employment Agreement of Jeffrey I. Wooley (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

Exhibit Number	Description of Documents
10.14**	Agreement between Asbury Automotive Tampa L.L.C. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.15	First Amended and Restated Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective September 17, 1998 (for premises located on Hillsborough Avenue, Tampa, Florida) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.16	First Amended and Restated Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective September 17, 1998 (for premises located on Adamo Drive, Brandon, Florida) (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.17**	Employment Agreement of Charles Oglesby, dated as of September 7, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2006)*

10.18**	Amended Employment Agreement of Charles Oglesby, dated as of May 4, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2007)*

10.19**	Amendment to Amended Employment Agreement of Charles Oglesby, dated as of May 7, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2008)*

10.20**	Letter Agreement between the Company and Craig T. Monaghan, executed on April 30, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008)*

10.21**	Severance Agreement between the Company and Craig T. Monaghan, dated April 30, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008)*

10.22**	Form of Stock Option Agreement (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.23**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.24**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.25**	Form of Restricted Share Award Agreement (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.26**	Restricted Share Award Agreement for Non-Employee Directors of Michael J. Durham, dated October 23, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.27	Ford Dealer Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.28	General Motors Dealer Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.29	Honda Dealer Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001.)*

10.30	Mercedes Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.31	Nissan Dealer Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.32	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (file No. 333-65998) filed with the SEC on October 12, 2001)*

10.33	Sublease dated July 28, 2003 between Monster Worldwide, Inc. and Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2003)*

Exhibit Number	Description of Documents
10.34	Credit Agreement, dated as of September 26, 2008, among Asbury Automotive Group, Inc., Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on October 2, 2008)*

10.35	Revolving Credit Agreement, dated as of October 29, 2008, among Asbury Automotive Group, Inc., the Lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2008)*

10.36	Registration Rights Agreement dated March 16, 2007, among Asbury Automotive Group, Inc., the subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 3% Senior Subordinated Convertible Notes due 2012 of Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.37	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, between Asbury Automotive Group, Inc. and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.38	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007 among Asbury Automotive Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank AG, New York (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.39	Confirmation of Issuer Warrant dated March 12, 2007 between Asbury Automotive Group, Inc. and Goldman, Sachs & Co., dated March 12, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.40	Confirmation of Issuer Warrant dated March 12, 2007 among Asbury Automotive Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank AG, New York (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.41	Amendment to Confirmation dated March 13, 2007, between Goldman, Sachs & Co. and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.42	Amendment to Confirmation dated March 13, 2007, between Deutsche Bank AG, London Branch and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.43	Exchange and Registration Rights Agreement dated March 26, 2007, among Asbury Automotive Group, Inc., the subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 7.625% Senior Subordinated Notes due 2017 of Asbury Automotive Group, Inc. (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.44	Master Loan Agreement between certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of June 4, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.45	Unconditional Guaranty, dated as of June 4, 2008, between Asbury Automotive Group, Inc. and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.46	Unconditional Guaranty, dated as of June 4, 2008, between Asbury Automotive Group, Inc. and Wachovia Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

Exhibit Number	Description of Documents
10.47	Purchase and Sale Agreement between the affiliates of AutoStar Realty Operating Partnership listed on the signature pages thereto, as Seller, and Asbury Automotive Group, Inc., as Purchaser, dated May 8, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.48	Modification Number One to Master Loan Agreement between certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of December 1, 2008

10.49	Limited Waiver between Asbury Automotive Group, Inc. (the “Borrower”), each of the subsidiaries of the Borrower listed on the signature pages thereto, each of the Lenders listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, dated as of March 12, 2009

10.50	Limited Waiver between Asbury Automotive Group, Inc. (the “Borrower”), Bank of America, N.A., as Administrative Agent for the Lenders and as Swing Line Lender and L/C Issuer, each of the Lenders listed on the signature pages thereto, and each of the subsidiaries of the Borrower listed on the signature pages thereto, dated as of March 12, 2009

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

24	Powers of Attorney (included with Signature Page hereto)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.