Form 10-Q
period 2009-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2009-04-30
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 28, 2009 was 32,162,161 (net of 4,767,522 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

INDEX

PART I—Financial Information

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35.7	$91.6
Contracts-in-transit	54.1	63.8
Accounts receivable (net of allowance of $0.6 and $0.9, respectively)	76.4	82.2
Inventories	556.5	666.6
Deferred income taxes	10.9	10.9
Assets held for sale	64.3	50.4
Other current assets	53.5	54.2

Total current assets	851.4	1,019.7
PROPERTY AND EQUIPMENT, net	468.1	476.7
DEFERRED INCOME TAXES, net of current portion	99.9	100.0
OTHER LONG-TERM ASSETS	52.9	54.5

Total assets	$1,472.3	$1,650.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$408.2	$478.2
Floor plan notes payable—non-trade	82.6	134.6
Current maturities of long-term debt	8.7	58.8
Accounts payable and accrued liabilities	135.2	151.3
Liabilities associated with assets held for sale	40.9	31.6

Total current liabilities	675.6	854.5
LONG-TERM DEBT	540.5	540.9
OTHER LONG-TERM LIABILITIES	29.7	28.9
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized 36,929,683 and 36,711,885 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	454.3	453.5
Accumulated deficit	(146.9)	(147.2)
Treasury stock, at cost; 4,767,522 and 4,760,218 shares held, respectively	(74.5)	(74.5)
Accumulated other comprehensive loss	(6.8)	(5.6)

Total shareholders’ equity	226.5	226.6

Total liabilities and shareholders’ equity	$1,472.3	$1,650.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
REVENUES:
New vehicle	$443.1	$697.2
Used vehicle	210.7	299.7
Parts and service	163.6	169.4
Finance and insurance, net	20.9	36.3

Total revenues	838.3	1,202.6
COST OF SALES:
New vehicle	415.8	650.7
Used vehicle	190.8	273.2
Parts and service	83.6	83.9

Total cost of sales	690.2	1,007.8

GROSS PROFIT	148.1	194.8
OPERATING EXPENSES:
Selling, general and administrative	123.7	156.1
Depreciation and amortization	6.1	5.1
Other operating income, net	(0.4)	(0.3)

Income from operations	18.7	33.9
OTHER INCOME (EXPENSE):
Floor plan interest expense	(5.0)	(8.4)
Other interest expense	(9.8)	(8.9)
Convertible debt discount amortization	(0.5)	(0.8)
Interest income	—	1.0

Total other expense, net	(15.3)	(17.1)

Income before income taxes	3.4	16.8
INCOME TAX EXPENSE	1.2	6.4

INCOME FROM CONTINUING OPERATIONS	2.2	10.4
DISCONTINUED OPERATIONS, net of tax	(1.9)	(0.3)

NET INCOME	$0.3	$10.1

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.07	$0.33
Discontinued operations	(0.06)	(0.01)

Net income	$0.01	$0.32

Diluted—
Continuing operations	$0.07	$0.32
Discontinued operations	(0.06)	(0.01)

Net income	$0.01	$0.31

CASH DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32.1	31.6
Performance share units	0.1	0.5
Restricted Stock	0.2	0.2

Diluted	32.4	32.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$0.3	$10.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	6.1	5.1
Stock-based compensation	1.5	1.3
Deferred income taxes	0.1	2.9
Loaner vehicle amortization	2.2	2.0
Other adjustments, net	0.9	3.2
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	9.7	12.3
Accounts receivable	0.7	9.3
Proceeds from the sale of accounts receivable	5.4	5.6
Inventories	106.6	(8.7)
Other current assets	(11.1)	(7.6)
Floor plan notes payable—trade	(65.0)	(16.3)
Floor plan notes payable—trade divestitures	—	(4.6)
Accounts payable and accrued liabilities	(16.3)	(12.1)
Other long-term assets and liabilities, net	1.0	(2.8)

Net cash provided by (used in) operating activities	42.1	(0.3)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2.2)	(15.6)
Construction reimbursements associated with sale-leaseback agreements	—	1.9
Acquisitions	—	(41.9)
Proceeds from the sale of assets	3.2	8.6
Other investing activities	(0.4)	(0.9)

Net cash provided by (used in) investing activities	0.6	(47.9)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	61.5	660.7
Floor plan borrowings—acquisitions	—	7.6
Floor plan repayments—non-trade	(103.3)	(638.1)
Floor plan repayments—non-trade divestitures	(2.9)	(1.2)
Payments of dividends	—	(7.2)
Proceeds from borrowings	0.9	8.3
Repayments of borrowings	(54.7)	(8.7)
Purchase of treasury stock associated with net share settlement of employee share-based awards	(0.1)	(1.0)
Proceeds from the exercise of stock options	—	0.1

Net cash (used in) provided by financing activities	(98.6)	20.5

Net decrease in cash and cash equivalents	(55.9)	(27.7)
CASH AND CASH EQUIVALENTS, beginning of period	91.6	53.4

CASH AND CASH EQUIVALENTS, end of period	$35.7	$25.7

See Note 10 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS

We are one of the largest automotive retailers in the United States, operating 113 franchises (86 dealership locations) in 22 metropolitan markets within 11 states as of March 31, 2009. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. We offer 37 domestic and foreign brands of new vehicles, including 7 heavy truck brands. We also operate 25 collision repair centers that serve customers in our local markets.

During the first quarter of 2009, we completed the relocation of our corporate headquarters to Duluth, Georgia. In addition, during the first quarter of 2009, we announced the elimination of our regional management structure. Our retail network is made up of nine locally branded dealership groups including: our Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando; our Courtesy dealerships operating in Tampa, Florida; our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia; our Nalley dealerships operating in Atlanta, Georgia; our McDavid dealerships operating throughout Texas; our North Point dealerships operating in Little Rock, Arkansas; our California dealerships operating in Los Angeles, Sacramento and Fresno; our Plaza dealerships operating in St. Louis, Missouri; and our Gray Daniels dealerships operating in Jackson, Mississippi.

The automotive retail market declined significantly throughout 2008, reflecting the impact of weak economic conditions in the U.S., including turmoil in the debt markets, broad declines in the equity markets and continued weakness in the housing markets. These conditions continued into the first quarter of 2009, as the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S., which was over 16.0 million from 1999 to 2007, decreased to approximately 9.5 million. Tighter lending standards for automotive financing and certain manufacturers’ decisions to reduce support of customer leasing programs has limited some customers’ ability to purchase vehicles.

While U.S. vehicle sales for all major vehicle manufacturers have declined during the current difficult economic environment, U.S. domestic manufacturers have contributed a disproportionate amount of the decline in U.S. industry-wide vehicle sales. The financial condition of the domestic manufacturers continued to deteriorate during 2009, and certain of the domestic manufacturers may require additional government assistance to avoid bankruptcy. Although the full impact on us of a bankruptcy of any one or more of the domestic manufacturers is not determinable at this time, such bankruptcy could have a material adverse impact on our operations, liquidity position and financial results. Risks associated with a manufacturer bankruptcy include our ability to collect receivables due from manufacturers, a reduction in the values of our new vehicle and parts inventory and an impairment of our manufacturer franchise rights. Our balance sheet exposure in these areas as of March 31, 2009, together with comparative data as of December 31, 2008, are as follows:

(in millions)	March 31, 2009	December 31, 2008
Chrysler Brands
New vehicle inventory	$14.8	$21.0
Parts inventory	1.8	1.9
Receivables	0.9	1.4
General Motors Brands *
New vehicle inventory	25.5	49.0
Parts inventory	2.5	2.9
Receivables	0.9	2.0
Manufacturer franchise rights	0.3	0.3
Ford Brands
New vehicle inventory	47.4	54.8
Parts inventory	3.3	3.3
Receivables	3.2	4.0
Manufacturer franchise rights	3.3	3.3

*	Data provided for General Motors Brands as of March 31, 2009, includes $6.4 million of new vehicle inventory and $0.5 million of parts inventory associated with 4 franchises (2 dealership locations) that are included in Assets Held for Sale on our condensed consolidated balance sheet.

In addition, we rely on the manufacturer captive finance companies of Ford Motor Company and General Motors for new vehicle floor plan financing. The bankruptcy of either of these domestic manufacturers could result in an attempt by the related captive finance company to terminate our floor plan financing, which would have a material adverse impact on our operations and liquidity position.

We expect 2009 to continue to be a very challenging retail environment, which will continue to negatively impact new vehicle, used vehicle and F&I revenue. In addition, the weak economic conditions have resulted in increasing momentum in period over period parts and service sales declines, with the first quarter of 2009 equaling the largest sales decline in our history. We expect the luxury and mid-line import brands, which comprised approximately 86% of our light vehicle revenue in the first quarter of 2009, will continue to increase their share of the U.S. market. Excluding the impact of impairment expenses in 2008, we expect to experience lower net income in 2009 as compared to 2008, as a result of our expectation (i) of lower new vehicle unit sales in 2009, (ii) that retail margins will remain under pressure while manufacturers bring supply in line with demand, and (iii) that consumers will continue to experience difficulty securing vehicle financing. Consequently, we may not satisfy certain financial covenants during 2009 unless we are able to engage in repurchases of our outstanding debt securities at a significant discount. Although we believe such debt securities will be available to purchase and we expect to have sufficient liquidity to make such purchases, we cannot give assurance that we will be able to make such repurchases in 2009 in amounts and at prices sufficient to satisfy our covenants.

MANAGEMENT’S PLAN FOR MANAGING THROUGH CURRENT ECONOMIC CRISIS

In response to the weakening U.S. automotive retail environment in 2008 and our expectation for continued weakness in U.S. automotive sales in 2009, we took action to align our expense structure to current business levels, including our phased restructuring plan, which was initiated during the third quarter of 2008, and our store-level productivity initiatives. We expect that the relocation of our corporate offices will deliver cost savings resulting principally from staffing reductions and lower rent expense, from which we began to benefit in January 2009, and we expect to receive full benefit beginning in April 2009. We expect that the elimination of our regional management structure will reduce our annual operating expenses, consisting of personnel and rent expense. We began to experience the benefit from our restructuring plan in January 2009, and we expect to receive full benefit beginning in July 2009. Looking ahead, our phased restructuring plan and store-level productivity initiatives have been designed with the objective of structuring our business to be profitable in the current, depressed automotive retail market.

We are subject to a number of financial covenants in our various debt and lease agreements. In April 2009, we obtained a waiver for one of our stores associated with the violation of a store-level covenant under a Master Loan Agreement with Wachovia Bank, National Association, a national banking association, and Wachovia Financial Services, Inc., a North Carolina corporation (collectively referred to as, “Wachovia”, and the Master Loan Agreement being referred to as, the “Wachovia Master Loan Agreement”). Other than this occurrence, we were in compliance with all of our financial covenants as of March 31, 2009. In order to satisfy certain of our financial covenants, we relied in part upon income recognized in the fourth quarter of 2008 in connection with repurchases of our outstanding debt securities at a significant discount, which increased our Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined under our debt agreements, by $34.2 million in the fourth quarter of 2008. Our Board of Directors has currently authorized us to use up to an additional $50.0 million of cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. The timing and amount of repurchases of our debt, if any, is at the discretion of management. Currently, our revolving credit facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”) and our used vehicle floor plan facility with JPMorgan Chase Bank, N.A. and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”) limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from asset sales during any given calendar year.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. In addition, certain immaterial amounts have been reclassified to conform to current presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed quarterly and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Condensed Consolidated Financial Statements include, but are not limited to, inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, reserves for insurance programs, reserves for certain legal proceedings, realization of deferred tax assets and reserves for estimated tax liabilities.

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008 have been included. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2009, and December 31, 2008, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2008, has been reclassified to reflect the status of our discontinued operations as of March 31, 2009.

We adopted the provisions of FASB Statement Position APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) as of January 1, 2009. FSP APB 14-a requires retroactive application. FSP APB 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlements that do not fall under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a requires that an issuer of certain convertible debt instruments separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the effective interest method. We have determined that the provisions of FSP APB 14-a apply to our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Notes”).

In determining the effect of the adoption of FSP APB 14-a, we retroactively adjusted Long-Term Debt, Equity and Interest Expense on the accompanying Condensed Consolidated Balance Sheets and Statements of Income related to our 3% Notes. As a result of the adoption of this pronouncement, we have determined that the value of our 3% Notes as of March 31, 2009, and December 31, 2008, is $55.1 million and $54.6 million, respectively, compared to $62.0 million of face value. These balances reflect the accretion and reclassification of the value of the convertible feature of the debt, assuming a nonconvertible debt borrowing rate of 6.7% at issuance. As of March 31, 2009, and December 31, 2008, the unamortized balance, which reduces the balance of our 3% Notes, was $6.9 million and $7.4 million, respectively. The remaining balance will be fully amortized by September 2012. As a result, interest expense for the three months ended March 31, 2009, and 2008, increased by $0.5 million and $0.8 million, respectively. Additionally, our accumulated deficit as of January 1, 2009 increased by $7.2 million, and our additional paid-in capital as of January 1, 2009 increased by $11.1 million.

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

In addition to the commissions we receive on the sale of third-party warranty and insurance products, we also have contingent revenue arrangements with third-party administrators whereby we are able to receive retrospective payments in the future. These payments, if any, represent the amount of funds available to pay future claims in excess of what is actually used to pay claims on the related policies. These payments are determined by the third-party administrator based upon a predetermined earnings formula. The amount of retrospective payments is contingent on the claims performance (i.e., the amount of the funds used to pay customer claims). If the claims performance is such that no excess funds are predicted to exist at the maturity of the related contracts, then no retrospective commissions are paid. As a result, we do not record retrospective commissions until such time that the payment has been confirmed by the third-party administrator to the contracts, because that is the first time that the amount is fixed and determinable.

Earnings Per Share

Basic earnings per share is computed by dividing net income by our weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. There were no adjustments to the numerator necessary to compute diluted earnings per share. We have common stock equivalents that could potentially dilute basic earnings per share in the future including (i) stock options, (ii) warrants and (iii) convertible subordinated notes; however, these common stock equivalents were not included in the computation of diluted earnings per share, because they are currently anti-dilutive. As of March 31, 2009, we had (i) 2,154,003 stock options outstanding, (ii) warrants that upon exercise, may result in the issuance of between 3,382,978 and 6,765,957 shares of our common stock at a current exercise price of $44.74 and (iii) $62.0 million of 3% Notes that are convertible into our common stock at a current exercise price of $33.73.

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

Statements of Cash Flows

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle (“Non-trade”), and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer of a particular new vehicle (“Trade”) is classified as an operating activity on the Condensed Consolidated Statements of Cash Flows.

Loaner vehicle activity accounts for a significant portion of Other Current Assets on the accompanying Condensed Consolidated Statements of Cash Flows. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. While loaner vehicles are initially used by our service department for use in our business, these vehicles are used in such capacity for a short period of time (typically six to twelve months) before we sell them. Therefore we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Condensed Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventories on the accompanying Condensed Consolidated Statements of Cash Flows.

Construction reimbursements from third parties in connection with sale-leaseback agreements for the construction of new dealership facilities or leasehold improvements on our dealership facilities are included in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

3.	ACQUISITIONS

During the three months ended March 31, 2009, we did not acquire any dealerships. During the three months ended March 31, 2008, we acquired one franchise (one dealership location) and the related real estate for an aggregate purchase price of $41.9 million. We financed this acquisition through the use of (i) $33.9 million of cash, (ii) $7.6 million of floor plan borrowings for the purchase of new vehicle inventory, and (iii) $0.4 million of loaner vehicle financing.

4.	INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2009	December 31, 2008
	(In millions)
New vehicles	$443.2	$562.2
Used vehicles	69.5	59.9
Parts and accessories	43.8	44.5

Total inventories	$556.5	$666.6

The lower of cost or market reserves reduced total inventory cost by $5.2 million and $5.6 million as of March 31, 2009, and December 31, 2008, respectively. In addition to the inventories shown above, we have $32.6 million and $22.9 million of inventory as of March 31, 2009, and December 31, 2008, respectively, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they are associated with franchises held for sale.

5.	ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, and (ii) real estate not currently used in our operations that we intend to sell and the related mortgage notes payable.

Assets associated with the pending disposition of eight franchises (six dealership locations) as of March 31, 2009, totaled $46.5 million. Liabilities associated with pending dispositions totaled $32.9 million as of March 31, 2009. During the three months ended March 31, 2009, we sold two franchises (one dealership location). Assets associated with pending dispositions totaled $32.6 million as of December 31, 2008. Liabilities associated with pending dispositions totaled $20.6 million as of December 31, 2008.

Assets and liabilities held for sale also includes real estate not currently used in our operations that we intend to sell totaling $17.8 million as of March 31, 2009 and December 31, 2008, and the related liabilities totaling $8.0 million and $11.0 million as of March 31, 2009, and December 31, 2008, respectively.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31, 2009	December 31, 2008
	(In millions)
Assets:
Inventories	$32.6	$22.9
Property and equipment, net	23.8	19.6
Manufacturer franchise rights	7.9	7.9

Total assets	64.3	50.4
Liabilities:
Floor plan notes payable	32.9	20.6
Mortgage notes payable	8.0	8.0
Other	—	3.0

Total liabilities	40.9	31.6

Net assets held for sale	$22.9	$18.8

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	March 31, 2009	December 31, 2008
	(In millions)
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $5.3 million and $5.6 million, respectively)	$174.1	$173.8
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes Due 2012 ($62.0 million face value, net of discounts of $6.9 million and $7.4 million, respectively)	55.1	54.6
Mortgage notes payable bearing interest at fixed and variable rates	176.3	177.5
Revolving credit facility	—	50.0
Other	0.5	0.6

	549.2	599.7
Less: current portion	(8.7)	(58.8)

Long-term debt	$540.5	$540.9

In March 2009, it became necessary for us to obtain waivers from our lenders associated with our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility due to a default under these facilities related to the audit report for our 2008 financial statements. We received waivers from all of our associated lenders with respect to these defaults. In connection with the waivers we obtained from Bank of America and JPMorgan Chase Bank, N.A., we agreed to reduce the total credit availability under our BofA Revolving Credit Facility by $25.0 million to $175.0 million, and the total credit availability under our JPMorgan Used Vehicle Floor Plan Facility by $25.0 million to $50.0 million.

7.	FINANCIAL INSTRUMENTS

In the second quarter of 2008, we entered into an interest rate swap with a current notional principal amount of $125.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan notes payable through maturity in June 2013. This swap is collateralized by our assets that do not otherwise have a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

In addition, we have an interest rate swap with a current notional principal amount of $12.7 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

The effect of derivative instruments on the Condensed Consolidated Statement of Income for the three months ended March 31, 2009 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in OCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(3.2)	Floor plan interest expense	$(1.0)	$—	$—	Floor plan interest expense
Interest rate swaps	$(0.1)	Other interest expense	$(0.1)	$—	$—	Other interest expense
Interest rate swaps	NA	Floor plan interest expense	NA	$(0.1)	$—	Floor plan interest expense

On the basis of yield curve conditions as of March 31, 2009, we anticipate that the amount expected to be reclassified out of Accumulated Other Comprehensive Income (“AOCI”) into earnings in the next 12 calendar months will be a loss of $4.6 million. This loss, however, would be more than compensated for by reduced variable rate funding costs, as the cash flow hedges responsible for the reclassified amounts hedge only approximately 20 percent of our variable interest rate exposure.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheet as of March 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives Designed as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$9.7
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.3

Fair value estimates reflect making a credit adjustment to LIBOR-based discount rates by increasing these rates by applying a multiplicative factor of 0.8 to the traditional, LIBOR-based swap valuation. This adjustment is designed to reflect our creditworthiness. Other than that assumption, all other inputs to the valuation reflect level 2 inputs.

Market Risk Disclosures as of March 31, 2009:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(9.3)
Interest Rate Swap*	$12.7	4.3300%	1 month LIBOR	2011	$(0.7)

Fair value estimates reflect making a credit adjustment to LIBOR-based discount rates by increasing these rates by applying a multiplicative factor of 0.8 to the traditional, LIBOR-based swap valuation. This adjustment is designed to reflect our creditworthiness. Other than that assumption, all other inputs to the valuation reflect level 2 inputs.

*	This swap is amortizing. At the month prior to the expiration date, its notional value will be $11.3 million.

8.	COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended March 31,
(In millions)	2009	2008
Net income	$0.3	$10.1
Other comprehensive income:
Change in fair value of cash flow swaps	(2.3)	(1.5)
Amortization of expired cash flow swaps	0.1	0.2
Income tax benefit (expense) associated with cash flow swaps	1.0	0.4

Comprehensive income	$(0.9)	$9.2

9.	DISCONTINUED OPERATIONS

During the three months ended March 31, 2009, we sold two franchises (one dealership location). There were eight franchises (six dealership locations) pending disposition as of March 31, 2009, seven franchises (five dealership locations) of which were classified as discontinued operations. The accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2008 have been reclassified to reflect the status of our discontinued operations as of March 31, 2009.

The following table provides further information regarding our discontinued operations as of March 31, 2009, and includes the results of businesses sold prior to March 31, 2009:

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
	Sold/ Closed	Pending Disposition	Total	Sold/ Closed(a)	Pending Disposition(b)	Total
Franchises:
Mid-line domestic	1	4	5	9	4	13
Mid-line import	—	1	1	1	1	2
Value	—	—	—	1	—	1
Luxury	1	2	3	3	2	5

Total	2	7	9	14	7	21

Revenues	$4.3	$32.9	$37.2	$37.3	$52.9	$90.2
Cost of sales	3.7	26.3	30.0	32.1	43.5	75.6

Gross profit	0.6	6.6	7.2	5.2	9.4	14.6
Operating expenses	2.5	7.1	9.6	5.5	8.7	14.2

Income (loss) from operations	(1.9)	(0.5)	(2.4)	(0.3)	0.7	0.4
Other expense, net	(0.7)	(0.2)	(0.9)	(0.5)	(0.4)	(0.9)
Gain on disposition	0.1	—	0.1	0.1	—	0.1

Income (loss) before income taxes	(2.5)	(0.7)	(3.2)	(0.7)	0.3	(0.4)
Income tax benefit (expense)	1.0	0.3	1.3	0.2	(0.1)	0.1

Discontinued operations, net of tax	$(1.5)	$(0.4)	$(1.9)	$(0.5)	$0.2	$(0.3)

(a)	Franchises were sold/closed between January 1, 2008 and March 31, 2009
(b)	Franchises were pending disposition as of March 31, 2009

10.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2009 and 2008, we made interest payments, net of amounts capitalized, totaling $21.8 million and $26.2 million, respectively.

During the three months ended March 31, 2009 and 2008, we made income tax payments, net of refunds received, totaling $0.5 million and $2.8 million, respectively.

The following items are included in Other Adjustments to reconcile net income to cash flow from operating activities:

	For the Three Months Ended March 31,
	2009	2008
Unrealized loss on deferred compensation investments	$0.4	$0.6
Amortization of deferred financing fees	0.5	0.7
(Gain) loss on sale of assets	(0.1)	(0.1)
Swap amortization	0.4	0.2
Deferred compensation (income) expense	(0.4)	0.1
Depreciation and amortization from discontinued operations	0.2	0.4
Convertible debt discount amortization	0.5	0.8
Other individually immaterial items	(0.6)	0.5

Other adjustments, net	$0.9	$3.2

11.	COMMITMENTS AND CONTINGENCIES

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

In connection with the purchase of one franchise, we may be required to pay additional consideration to the seller if the franchise achieves specified net income levels in future periods. If payable, the additional consideration is distributable annually beginning January 1, 2009 through January 1, 2015, and the additional consideration could total up to approximately $2.5 million. Any consideration paid will be recorded as Goodwill in our condensed consolidated balance sheets. The seller did not become our employee subsequent to the transaction and therefore this consideration is not contingent on employment.

We have $8.1 million of letters of credit outstanding as of March 31, 2009, which are required by certain of our insurance providers.

12.	SHARE-BASED COMPENSATION

A summary of options outstanding and exercisable under our equity compensation plans as of March 31, 2009, and changes during the three months ended March 31, 2009, is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value* (in millions)
Options outstanding—December 31, 2008	1,494,300	$11.39
Granted	975,000	3.64
Exercised	—	—
Expired / Forfeited	(315,297)	10.55

Options outstanding—March 31, 2009	2,154,003	$8.01	7.6	$0.9

Options exercisable—March 31, 2009	858,958	$14.56	4.4	$—

*	Based on the closing price of our common stock on March 31, 2009 which was $4.31 per share.

A summary of performance share units and restricted stock as of March 31, 2009, and changes during the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2008	203,305	$21.06
Vested	(63,950)	23.05
Forfeited	(37,250)	21.77
Performance estimate*	20,875	21.77

Performance Share Units—March 31, 2009**	122,980	$20.22

*	Performance estimate related to forfeited awards. No other performance adjustments were made during the period.
**	Maximum of 492,512 issuable upon attaining certain performance metrics.

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

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2008	221,082	$16.40
Granted	153,848	3.64
Vested	(173,558)	5.30
Forfeited	(16,417)	15.32

Restricted Stock—March 31, 2009	184,955	$16.37

13.	SUBSEQUENT EVENTS

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

In a post-trial opinion and order issued January 23, 2009, the U.S. District Court in Portland, Oregon reduced the total damages awarded against our subsidiary to $1.2 million, consisting of $600,000 in non-economic damages and $600,000 in punitive damages. The court gave the plaintiffs the choice of either accepting the reduced award or proceeding with a new trial on damages.

On April 16, 2009, the lawsuit was voluntarily dismissed in its entirety after we and our insurer reached settlements with the plaintiffs. As a result, we will pay the amount of our policy deductibles that was previously reserved.

On April 27, 2009, General Motors announced that the Pontiac brand will be discontinued in 2010. We do not believe that the future discontinuation of the Pontiac brand will have a material impact on our condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this report and our other filings with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include statements relating to goals, plans, projections regarding our financial position, results of operations, market position, business strategy and expectations of our management with respect to, among other things: our ability to improve our margins, operating cash flows, availability of capital and liquidity, capital expenditures, our ability to mitigate future negative trends in new vehicle sales with the stability of our parts and service business, the variable nature of significant components of our cost structure and our advantageous brand mix, manufacturers’ willingness to continue to use incentive programs in the near future to drive demand for their product offerings, automotive retail industry trends, the continuation of the recent industry-wide gain in market share of the luxury and mid-line import brands in the near future, our cost savings resulting from the relocation of our corporate offices from New York and Connecticut to Georgia, and the reorganization of our retail network and our store-level productivity initiatives. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions, including consumer confidence, interest rate changes, the price of oil and gasoline and the availability of consumer credit; our ability to generate sufficient cash flows and maintain our liquidity; our inability to comply with our debt or lease covenants and obtain waivers of these covenants as necessary; the reputation and financial health and viability of vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully; and other risks set forth in our SEC filings. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in the documents we file from time to time with the SEC. We assume no obligation and do not intend to update forward-looking statements. Among the risk factors the reader should review are those set forth in Part I, Item IA. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, all of which risk factors are incorporated herein by reference.

OVERVIEW

We are one of the largest automotive retailers in the United States operating 113 franchises (86 dealership locations) in 22 metropolitan markets within 11 states as of March 31, 2009. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. We offer 37 domestic and foreign brands of new vehicles, including 7 heavy truck brands. We also operate 25 collision repair centers that serve customers in our local markets.

During the first quarter of 2009, we completed the relocation of our corporate headquarters to Duluth, Georgia. In addition, during the first quarter of 2009, we announced the elimination of our regional management structure. Our retail network is made up of nine locally branded dealership groups including: our Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando; our Courtesy dealerships operating in Tampa, Florida; our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia; our Nalley dealerships operating in Atlanta, Georgia; our McDavid dealerships operating throughout Texas; our North Point dealerships operating in Little Rock, Arkansas; our California dealerships operating in Los Angeles, Sacramento and Fresno; our Plaza dealerships operating in St. Louis, Missouri; and our Gray Daniels dealerships operating in Jackson, Mississippi.

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

Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy as well as our strong brand mix, which is heavily weighted towards luxury and mid-line import brands. Our vehicle sales have historically fluctuated with general, local and national economic conditions, including consumer confidence, availability of consumer credit and fuel prices. We believe that the impact on our business by any future negative trends in new vehicle sales will be partially mitigated by (i) the relative stability of our parts and service operations, (ii) the variable nature of significant components of our cost structure and

(iii) our advantageous brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue in the near future.

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

The automotive retail market declined significantly throughout 2008, reflecting the impact of weak economic conditions in the U.S., including turmoil in the debt markets, broad declines in the equity markets and continued weakness in the housing markets. These conditions continued into the first quarter of 2009, as the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S., which was over 16.0 million from 1999 to 2007, decreased to approximately 9.5 million. Tighter lending standards for automotive financing and certain manufacturers’ decisions to reduce support of customer leasing programs have limited some customers’ ability to purchase vehicles.

While U.S. vehicle sales for all major vehicle manufacturers have declined during the current difficult economic environment, U.S. domestic manufacturers have contributed a disproportionate amount of the decline in U.S. industry-wide vehicle sales. The financial condition of the domestic manufacturers continued to deteriorate during 2008, and certain of the domestic manufacturers may require additional government assistance to avoid bankruptcy. Although the full impact on us of a bankruptcy of any one or more of the domestic manufacturers is not determinable at this time, such bankruptcy could have a material adverse impact on our operations, liquidity position and financial results. Risks associated with a manufacturer bankruptcy include our ability to collect receivables due from manufacturers, a reduction in the values of our new vehicle and parts inventory and an impairment of our manufacturer franchise rights.

Our balance sheet exposure in these areas as of March 31, 2009, together with comparative data as of December 31, 2008, are as follows:

(in millions)	March 31, 2009	December 31, 2008
Chrysler Brands
New vehicle inventory	$14.8	$21.0
Parts inventory	1.8	1.9
Receivables	0.9	1.4
General Motors Brands *
New vehicle inventory	25.5	49.0
Parts inventory	2.5	2.9
Receivables	0.9	2.0
Manufacturer franchise rights	0.3	0.3
Ford Brands
New vehicle inventory	47.4	54.8
Parts inventory	3.3	3.3
Receivables	3.2	4.0
Manufacturer franchise rights	3.3	3.3

*	Data provided for General Motors Brands as of March 31, 2009, includes $6.4 million of new vehicle inventory and $0.5 million of parts inventory associated with 4 franchises (2 dealership locations) that are included in Assets Held for Sale on our condensed consolidated balance sheet.

In addition, we rely on the manufacturer captive finance companies of Ford Motor Company and General Motors for new vehicle floor plan financing. The bankruptcy of either of these domestic manufacturers could result in an attempt by the related captive finance company to terminate our floor plan financing, which would have a material adverse impact on our operations and liquidity position.

We expect the remainder of 2009 to continue to be a very challenging retail environment, which will continue to negatively impact new vehicle, used vehicle and F&I revenue. In addition, the weak economic conditions have resulted in increasing momentum in period over period parts and service sales declines. We expect the luxury and mid-line import brands, which comprised approximately 86% of our light vehicle revenue in the first quarter of 2009, will continue to increase their share of the U.S. market. Excluding the impact of impairment expenses in 2008, we expect to experience lower net income in 2009 as compared to 2008, as a result of our expectation (i) of lower new vehicle unit sales in 2009, (ii) that retail margins will remain under pressure while manufacturers bring supply in line with demand, and (iii) that consumers will continue to experience difficulty securing vehicle financing. Consequently, we may not satisfy certain financial covenants during 2009 unless we are able to engage in repurchases of our outstanding debt securities at a significant discount. Although we believe such debt securities will be available to purchase and we expect to have sufficient liquidity to make such purchases, we cannot give assurance that we will be able to make such repurchases in 2009 in amounts and at prices sufficient to satisfy our covenants.

MANAGEMENT’S PLAN FOR MANAGING THROUGH THE CURRENT ECONOMIC CRISIS

In response to the weakening U.S. automotive retail environment in 2008 and our expectation for continued weakness in U.S. automotive sales in 2009, we took action to align our expense structure to current business levels, including our phased restructuring plan, which was initiated during the third quarter of 2008, and our store-level productivity initiatives. We expect that the relocation of our corporate offices will deliver cost savings resulting principally from staffing reductions and lower rent expense, from which we began to benefit in January 2009, and we expect to receive full benefit beginning in April 2009. We expect that the elimination of our regional management structure will reduce our annual operating expenses, consisting of personnel and rent expense. We began to experience the benefit from our restructuring plan in January 2009, and from which we expect to receive full benefit beginning in July 2009. Looking ahead, our phased restructuring plan and store-level productivity initiatives have been designed with the objective of structuring our business to be profitable in the current, depressed automotive retail market.

We are subject to a number of financial covenants in our various debt and lease agreements. In April 2009, we obtained a waiver for one of our stores associated with the violation of a store-level covenant under a Master Loan Agreement with Wachovia Bank, National Association, a national banking association, and Wachovia Financial Services, Inc., a North Carolina corporation (collectively referred to as, “Wachovia”, and the Master Loan Agreement being referred to as, the “Wachovia Master Loan Agreement”). Other than this occurrence, we were in compliance with all of our financial covenants as of March 31, 2009. In order to satisfy certain of our financial covenants, we relied in part upon income recognized in the fourth quarter of 2008 in connection with repurchases of our outstanding debt securities at a significant discount, which increased our Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined under our debt agreements, by $34.2 million in the fourth quarter of 2008. Our Board of Directors has authorized us to use up to an additional $50.0 million of cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. The timing and amount of repurchases of our debt, if any, is at the discretion of management. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility (as defined under “Liquidity and Capital Resources” below) limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from asset sales during any given calendar year.

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

RESULTS OF OPERATIONS

Three months Ended March 31, 2009, Compared to the Three Months Ended March 31, 2008

	For the Three Months Ended March 31,
	2009	2008	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$443.1	$697.2	$(254.1)	(36)%
Used vehicle	210.7	299.7	(89.0)	(30)%
Parts and service	163.6	169.4	(5.8)	(3)%
Finance and insurance, net	20.9	36.3	(15.4)	(42)%

Total revenues	838.3	1,202.6	(364.3)	(30)%
GROSS PROFIT:
New vehicle	27.3	46.5	(19.2)	(41)%
Used vehicle	19.9	26.5	(6.6)	(25)%
Parts and service	80.0	85.5	(5.5)	(6)%
Finance and insurance, net	20.9	36.3	(15.4)	(42)%

Total gross profit	148.1	194.8	(46.7)	(24)%
OPERATING EXPENSES:
Selling, general and administrative	123.7	156.1	(32.4)	(21)%
Depreciation and amortization	6.1	5.1	1.0	20%
Other operating income, net	(0.4)	(0.3)	0.1	33%

Income from operations	18.7	33.9	(15.2)	(45)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(5.0)	(8.4)	(3.4)	(40)%
Other interest expense	(9.8)	(8.9)	0.9	10%
Convertible debt discount amortization	(0.5)	(0.8)	(0.3)	(4)%
Interest income	—	1.0	(1.0)	(100)%

Total other expense, net	(15.3)	(17.1)	(1.8)	(11)%

Income before income taxes	3.4	16.8	(13.4)	(80)%
INCOME TAX EXPENSE	1.2	6.4	(5.2)	(81)%

INCOME FROM CONTINUING OPERATIONS	2.2	10.4	(8.2)	(79)%
DISCONTINUED OPERATIONS, net of tax	(1.9)	(0.3)	(1.6)	NM

NET INCOME	$0.3	$10.1	$(9.8)	(97)%

Income from continuing operations per common share—Diluted	$0.07	$0.32	$(0.25)	(97)%

Net income per common share—Diluted	$0.01	$0.31	$(0.30)	(97)%

	For the Three Months Ended March 31,
	2009	2008
REVENUE MIX PERCENTAGES:
New light vehicles	48.5%	54.9%
New heavy trucks	4.4%	3.0%
Used retail	20.6%	19.2%
Used wholesale	4.5%	5.8%
Parts and service	19.5%	14.1%
Finance and insurance, net	2.5%	3.0%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	17.4%	23.0%
New heavy trucks	1.1%	0.9%
Used retail	13.2%	13.8%
Used wholesale	0.2%	(0.2)%
Parts and service	54.0%	43.9%
Finance and insurance, net	14.1%	18.6%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	83.5%	80.1%

Net income and income from continuing operations decreased $9.8 million and $8.2 million, respectively, during the first quarter of 2009, as compared to the first quarter of 2008, primarily as a result of a $46.7 million (24%) decrease in gross profit, partially offset by a $32.4 million (21%) decrease in SG&A expense and $3.4 million (40%) decrease in floor plan interest expense. Losses from discontinued operations increased $1.6 million, net of tax, during 2009 as compared to 2008, primarily related to losses from legal and insurance expenses associated with stores that have been sold, closed or are pending disposition as of March 31, 2009. Our operations during the three months ended March 31, 2009, were impacted by certain items that are not core dealership operating items, which we believe are important to highlight when reviewing our results and should be considered when forecasting our future results. Income from continuing operations during 2009 includes “non-core items” as detailed in the table below.

	For the Three Months Ended March 31,
	2009	2008
	(In millions)
NON–CORE ITEMS – EXPENSE (INCOME)
Restructuring costs	$1.3	$—
Dealer management system implementation costs	0.2	0.4
Legal settlements benefit	(1.5)	—
Tax impact of non-core items above	—	(0.1)

Total non-core items	$—	$0.3

The non-core items shown in the table above include (i) restructuring costs consisting primarily of severance and retention expenses related to the relocation of our corporate headquarters, (ii) implementation costs associated with transitioning our dealerships to DealerTrack’s Arkona dealer management system and (iii) a legal settlements benefit related to legal claims arising in, and before, the year 2003.

The $8.2 million decrease in income from continuing operations was a result of a decline in gross profit across all four of our business lines. The $46.7 million (24%) decrease in total gross profit had a de-leveraging impact on our selling, general and administrative expense (“SG&A”) as a percentage of gross profit, which increased 340 basis points to 83.5%. In addition, our non-floor plan interest expense increased $0.9 million (10%) as a result of mortgage borrowings associated with the purchase of $207.9 million of previously leased real estate in the second quarter of 2008. These decreases in income from continuing operations were partially offset by reduction of same store SG&A expense of $33.6 million (22%) and a $3.4 million (40%) decrease in floor plan interest expense, due primarily to a lower short-term interest rate environment as well as a lower average balance of new vehicle inventory.

The $364.3 million (30%) decrease in total revenue was primarily a result of a $254.1 million (36%) decrease in new vehicle revenue and a $89.0 million (30%) decrease in used vehicle revenue. The decrease in new vehicle revenue includes a $259.9 million (39%) decrease in same store light vehicle revenue, partially offset by $5.9 million derived from dealership acquisitions. The decrease in used vehicle revenue includes a $58.4 million (25%) decrease in same store retail revenue and $33.2 million (47%) decrease in same store wholesale revenue, partially offset by a $2.6 million increase in used vehicle revenue derived from dealership acquisitions.

The $46.7 million (24%) decrease in total gross profit was primarily a result of a $19.2 million (41%) decrease in new vehicle gross profit, a $6.6 million (25%) decrease in used vehicle gross profit and a $15.4 million (42%) decrease in F&I gross profit. Our total gross profit margin increased 150 basis points to 17.7%, principally as a result of a mix shift to our higher margin parts and service and F&I businesses. We expect our total gross profit margin to increase as a result of a continued mix shift to our higher margin parts and service and F&I businesses.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions, except per vehicle data)
Revenue:
New retail revenue—same store(1)
Luxury	$142.7	$237.0	$(94.3)	(40)%
Mid-line import	192.6	325.9	(133.3)	(41)%
Mid-line domestic	60.8	91.6	(30.8)	(34)%
Value	4.6	6.1	(1.5)	(25)%

Total light vehicle revenue—same store(1)	400.7	660.6	(259.9)	(39)%
Heavy trucks	36.5	36.6	(0.1)	—%

Total new revenue—same store(1)	437.2	697.2	(260.0)	(37)%
New retail revenue—acquisitions	5.9	—

New vehicle revenue, as reported	$443.1	$697.2	$(254.1)	(36)%

New revenue per vehicle sold—same store(1)	$31,280	$30,468	$812	3%

New revenue per vehicle sold —actual	$31,167	$30,468	$699	2%

New revenue mix—same store(1)
Luxury	33%	34%
Mid-line import	44%	47%
Mid-line domestic	14%	13%
Value	1%	1%
Heavy trucks	8%	5%
Gross Profit:
New gross profit—same store(1)
Luxury	$9.4	$17.5	$(8.1)	(46)%
Mid-line import	11.4	20.7	(9.3)	(45)%
Mid-line domestic	4.1	6.3	(2.2)	(35)%
Value	0.3	0.3	—	—

Total light vehicle gross profit—same store(1)	25.2	44.8	(19.6)	(44)%
Heavy trucks	1.6	1.7	(0.1)	(6)%

Total new gross profit—same store(1)	26.8	46.5	(19.7)	(42)%
New gross profit—acquisitions	0.5	—

Total new gross profit, as reported	$27.3	$46.5	$(19.2)	(41)%

New gross profit per vehicle sold —same store(1)	$1,917	$2,032	$(115)	(6)%

New gross profit per vehicle sold —actual	$1,920	$2,032	$(112)	(6)%

New retail gross margin—same store(1)	6.1%	6.7%	(0.6)%	(9)%

New retail gross margin—actual	6.2%	6.7%	(0.5)%	(7)%

New gross mix—same store(1)
Luxury	35%	38%
Mid-line import	43%	43%
Mid-line domestic	15%	14%
Value	1%	1%
Heavy trucks	6%	4%

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2009	2008
New Retail Units:
New retail units—same store(1)
Luxury	3,074	4,997	(1,923)	(38)%
Mid-line import	7,834	12,915	(5,081)	(39)%
Mid-line domestic	1,822	2,731	(909)	(33)%
Value	204	303	(99)	(33)%

Total light vehicle retail units—same store(1)	12,934	20,946	(8,012)	(38)%
Fleet vehicles	459	1,330	(871)	(65)%

Total light vehicle units—same store(1)	13,393	22,276	(8,883)	(40)%
Heavy trucks	584	607	(23)	(4)%

Total new vehicle units—same store(1)	13,977	22,883	(8,906)	(39)%
New vehicle units—acquisitions	240	—

New vehicle units—actual	14,217	22,883	(8,666)	(38)%

Total light vehicle units—same store(1)	13,393	22,276	(8,883)	(40)%
Total light vehicle units—acquisitions	240	—

Total light vehicle units	13,633	22,276	(8,643)	(39)%

New vehicle units mix—same store(1)
Luxury	22%	22%
Mid-line import	57%	56%
Mid-line domestic	13%	12%
Value	1%	1%
Heavy trucks	4%	3%
Fleet vehicles	3%	6%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $254.1 million (36%) decrease in new vehicle revenue was primarily a result of a $259.9 million (39%) decrease in same store light vehicle revenue due to a 38% decrease in same store light vehicle retail unit sales. These decreases were partially offset by $5.9 million of revenue derived from acquisitions.

The new vehicle business declined significantly throughout 2008, particularly in the second half of the year. The decline in the new vehicle business continued into the first quarter of 2009 and we continued to experience sales decreases across all brands; however, our sales decreases were generally in line with overall U.S. vehicle sales. New vehicle SAAR reached its lowest level since the first quarter of 1993, decreasing to approximately 9.5 million in the first quarter of 2009. Our revenue was impacted by turmoil in the financial markets, which led to tighter lending standards for manufacturer captive and bank financing, including decreasing loan-to-value ratios and increasing credit score requirements for consumers. Unit volumes declined in each brand segment including a 33% decrease in same store light vehicle retail unit sales from our mid-line domestic brands, a 38% decrease from our luxury brands and a 39% decrease from our mid-line import brands. We believe that it has been difficult for manufacturers to adapt in the short-term to the sharp decrease in consumer demand and as a result, it has been challenging for us to adjust our inventories to consumer demand while maintaining retail margins. However, we continue to benefit from our brand mix as mid-line domestic brands continue to lose market share to the luxury and mid-line import brands. In addition, we expect a significant amount of U.S. dealerships to close during the year, and believe that most of these dealerships will be domestic dealerships, which we anticipate will result in market share gains for mid-line import and luxury dealerships.

The $19.2 million (41%) decrease in new vehicle gross profit was due to a $19.6 million (44%) decrease in same store light vehicle gross profit, resulting from a 38% decrease in same store light vehicle retail unit sales and a 60 basis point decrease in same store gross margin. These decreases were partially offset by $0.5 million of gross profit derived from acquisitions. The unit sales and margin decreases reflect a competitive marketplace with less business available due to the overall weak economic environment and tighter lending standards. These factors contributed to a 6% decline in same store gross profit per vehicle sold.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions, except for per vehicle data)
Revenue:
Used retail revenues—same store(1)
Light vehicle	$169.4	$226.9	$(57.5)	(25)%
Heavy trucks	1.9	2.8	(0.9)	(32)%

Total used retail revenues—same store(1)	171.3	229.7	(58.4)	(25)%
Used retail revenues—acquisitions	1.9	—

Total used retail revenues	173.2	229.7	(56.5)	(25)%

Used wholesale revenues—same store(1)	36.8	70.0	(33.2)	(47)%
Used wholesale revenues—acquisitions	0.7	—

Total used wholesale revenues	37.5	70.0	(32.5)	(46)%

Used vehicle revenue, as reported	$210.7	$299.7	$(89.0)	(30)%

Gross profit:
Used retail gross profit—same store(1)
Light vehicle	$19.5	$26.8	$(7.3)	(27)%
Heavy trucks	(0.1)	—	(0.1)	—%

Total used retail gross profit—same store(1)	19.4	26.8	(7.4)	(28)%
Used retail gross profit—acquisitions	0.2	—

Total used retail gross profit	19.6	26.8	(7.2)	(27)%

Used wholesale gross profit—same store(1)	0.3	(0.3)	0.6	(200)%
Used wholesale gross profit—acquisitions	—	—

Total used wholesale gross profit	0.3	(0.3)	0.6	(200)%

Used vehicle gross profit, as reported	$19.9	$26.5	$(6.6)	(25)%

Used retail units—same store(1)
Light vehicle	9,535	12,572	(3,037)	(24)%
Heavy trucks	60	75	(15)	(20)%

Total used retail units—same store(1)	9,595	12,647	(3,052)	(24)%
Used retail units—acquisitions	127	—

Used retail units—actual	9,722	12,647	(2,925)	(23)%

Used revenue per vehicle retailed—same store(1)	$17,853	$18,162	$(309)	(2)%

Used revenue per vehicle retailed—actual	$17,815	$18,162	$(347)	(2)%

Used gross profit per vehicle retailed—same store(1)	$2,022	$2,119	$(97)	(5)%

Used gross profit per vehicle retailed—actual	$2,016	$2,119	$(103)	(5)%

Used retail gross margin—same store(1)	11.3%	11.7%	(0.4)%	(3)%

Used retail gross margin—actual	11.3%	11.7%	(0.4)%	(3)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $89.0 million (30%) decrease in used vehicle revenue includes a $58.4 million (25%) decrease in same store retail revenue and a $33.2 million (47%) decrease in same store wholesale revenue, partially offset by $2.6 million derived from dealership acquisitions. The $6.6 million (25%) decrease in used vehicle gross profit was primarily a result of a $7.4 million (28%) decrease in same store retail gross profit. The decrease in used vehicle retail revenue and gross profit reflect (i) a weak retail environment, (ii) a tighter lending environment and (iii) lower sales to sub-prime customers. We have experienced reduced used vehicle sales to sub-prime customers primarily as a result of tighter lending standards. We are closely managing our sub-prime business and continue to believe there is opportunity to improve our used vehicle profitability by offering appropriately priced used vehicle inventory; however, we expect our sub-prime gross margins to continue to decrease from their 2008 levels as a result of financing providers lowering their loan to value ratios and increasing credit score requirements.

We continue to focus on inventory management, including aligning our inventory to meet consumer demands and decreasing our inventory in response to the slower retail environment. We began to see the results of our used vehicle inventory management in the first quarter of 2009, recognizing a same store wholesale gross profit of $0.3 million compared to a $0.3 million loss in the first quarter of 2008. We believe our used vehicle inventory is now better aligned with consumer demand, with approximately 38 days sales in our inventory as of March 31, 2009. We expect that this improvement in our used vehicle inventory will help mitigate the impact of the challenging economic environment on our used vehicle performance. In addition, we continue to focus on the growth of all used vehicle product offerings, including factory certified, traditional and low value trade-ins.

Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions)
Revenue:
Light vehicle—same store(1)	$145.8	$154.5	$(8.7)	(6)%
Heavy trucks	15.6	14.9	0.7	5%

Total revenue—same store(1)	161.4	169.4	(8.0)	(5)%

Revenues—acquisitions	2.2	—

Parts and service revenue, as reported	$163.6	$169.4	$(5.8)	(3)%

Gross profit:
Light vehicle—same store(1)	$74.2	$80.8	$(6.6)	(8)%
Heavy trucks	4.9	4.7	0.2	4%

Total gross profit—same store(1)	79.1	85.5	(6.4)	(7)%

Gross profit—acquisitions	0.9	—

Parts and service gross profit, as reported	$80.0	$85.5	$(5.5)	(6)%

Parts and service gross margin—same store(1)	49.0%	50.5%	(1.5)%	(3)%

Parts and service gross margin—actual	48.9%	50.5%	(1.6)%	(3)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $5.8 million (3%) decrease in parts and service revenues and $5.5 million (6%) decrease in parts and service gross profit were primarily due to lower customer pay and warranty work as we believe customers are delaying maintenance visits and large repair work as they reduce non-essential spending due to the difficult economic environment. Same store customer pay parts and service revenue and gross profit decreased $7.1 million (7%) and $3.4 million (7%), respectively. Same store revenue and gross profit from our wholesale parts business decreased $1.7 million (4%) and $0.4 million (5%), respectively.

We continue to focus on improving our customer pay business over the long-term as we (i) continue to invest in additional service capacity, where appropriate, (ii) upgrade equipment, (iii) improve customer retention and customer satisfaction and (iv) capitalize on our regional training programs.

Finance and Insurance, net—

	For the Years Ended March 31,		Increase (Decrease)	% Change
	2009	2008
	(In millions, except for per vehicle data)
F&I, net—same store(1)
Light vehicle	$20.5	$36.2	$(15.7)	(43)%
Heavy trucks	0.1	0.1	—	0%

F&I, net—same store(1)	20.6	36.3	(15.7)	(43)%
F&I—acquisitions	0.3	—	0.3

F&I, net as reported	$20.9	$36.3	(15.4)	(42)%

F&I per vehicle sold—same store(1)	$874	$1,022	$(148)	(14)%

F&I per vehicle sold—actual	$873	$1,022	$(149)	(15)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

We evaluate our F&I performance on a per vehicle sold basis by dividing F&I gross profit by the number of vehicles sold during the period. F&I decreased $15.4 million (42%) during the first quarter of 2009 as compared to 2008, as a result of a $15.7 million (43%) decrease in same store F&I, partially offset by $0.3 million derived from dealership acquisitions. The decrease in same store F&I was a result of a 34% decrease in same store unit sales, as well as a 14% decrease in same store F&I per vehicle sold. The decrease in F&I per vehicle sold was primarily attributable to lower financing commissions due to tighter lending standards. The tighter lending standards included lower loan to value ratios, which decrease our opportunity to offer customers our full menu of finance and insurance products. In addition, customers were very concerned about their monthly payment during the difficult economic environment.

Overall, our F&I performance is dependent on unit sales and the lending environment. We expect to experience lower F&I per vehicle sold levels in 2009 compared to 2008 as a result of (i) tighter lending standards, including loan-to-value constraints, (ii) lower income as a result of our decision to discontinue our investments in consumer loans and (iii) lower F&I retro payments as a result of the sale of our remaining interest in a pool of extended maintenance contracts in the fourth quarter of 2008. We expect to mitigate these decreases by (a) improving our F&I results at our lower-performing stores, (b) continuing to refine and enhance the menu of products we offer our customers and (c) shifting away from sub-prime customers.

Selling, General and Administrative—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2009	% of Gross Profit	2008	% of Gross Profit
	(Dollars in millions)
Personnel costs	$59.6	40.8%	$73.9	37.9%	$(14.3)	2.9%
Sales compensation	13.2	9.0%	20.2	10.4%	(7.0)	(1.4)%
Share-based compensation	1.5	1.0%	1.3	0.7%	0.2	0.3%
Outside services	10.1	6.9%	14.1	7.2%	(4.0)	(0.3)%
Advertising	6.8	4.7%	10.2	5.2%	(3.4)	(0.5)%
Rent	10.6	7.3%	13.9	7.1%	(3.3)	0.2%
Utilities	4.6	3.1%	4.7	2.4%	(0.1)	0.7%
Insurance	4.0	2.7%	2.8	1.4%	1.2	1.3%
Other	12.1	8.3%	15.0	7.8%	(2.9)	0.5%

Selling, general and administrative—same store(1)	$122.5	83.8%	$156.1	80.1%	$(33.6)	3.7%
Acquisitions	1.2		—

Selling, general and administrative—actual	$123.7	83.5%	$156.1	80.1%	$(32.4)	3.4%

Gross Profit—same store	$146.2		$194.8

Gross Profit—actual	$148.1		$194.8

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 83.8% for 2009, as compared to 80.1% for 2008. The 370 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes, including a 290 basis point increase in personnel costs and a 130 basis point increase in insurance costs. This was partially offset by (i) a 30 basis point decrease in outside service expense as a result of $1.5 million pre-tax benefit recognized in the first quarter of 2009 related to the legal claims arising in, and before, the year 2003 and (ii) a 140 basis point decrease in sales compensation expense due to our focus on compensation plans.

During the third quarter of 2008, we initiated a phased restructuring plan, which included the relocation of our corporate offices and the reorganization of our retail network. We completed the relocation of our corporate headquarters to Duluth, Georgia, during the first quarter of 2009. We expect that this relocation will deliver pre-tax cost savings of up to $5.0 million annually, resulting principally from staffing reductions and lower rent expense. During the first quarter of 2009, we incurred pre-tax costs of $1.3 million associated with our restructuring plans.

During the first quarter of 2009, we eliminated our regional management structure. We expect that this restructuring will reduce our annual pre-tax operating expenses, consisting of personnel and rent expense, by approximately $10.0 million annually, and will be substantially complete by September 2009.

Finally, we are expanding our store-level productivity initiatives, focusing on personnel and advertising expenses, improved inventory management, and selected technology investments to enhance our efficiency. These efforts, combined with our restructuring initiatives, delivered a $33.6 million (22%) reduction in same-store SG&A expense in the first quarter of 2009 compared to the first quarter of 2008.

SG&A expense as a percentage of gross profit is heavily dependent on our unit sales and overall gross profit generation. Therefore, we expect that, despite our cost reduction efforts, it will be challenging to maintain our 2008 level of SG&A expense as a percentage of gross profit during 2009, in what we expect will continue to be a challenging retail environment.

Depreciation and Amortization—

The $1.0 million (20%) increase in depreciation and amortization expense was primarily the result of property and equipment acquired during 2008, including the purchase of $207.9 million of previously leased property in the second quarter of 2008.

Other Operating Income—

Other operating income includes gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items.

Other Income (Expense)—

The $3.4 million (40%) decrease in floor plan interest expense was attributable to a lower average balance of new vehicle inventory and the lower short-term rate environment.

The $0.9 million (10%) increase in other interest expense was primarily attributable to interest expense on $151.1 million of mortgage borrowings in the second quarter of 2008 in connection with the purchase of previously leased real estate, partially offset by the repurchase of $59.8 million of senior subordinated notes in the fourth quarter of 2008.

During the first quarter of 2009 and 2008, we recognized $0.5 million and $0.8 million of convertible debt amortization associated with our 3% Notes. In accordance with FSP APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) since a portion of our 3% Notes will be settled in cash upon conversion, we separately account for the liability and equity components in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value is amortized to interest cost using the effective interest method. We expect that convertible debt amortization will total approximately $1.7 million in 2009.

Income Tax Expense—

The $5.2 million (81%) decrease in income tax expense was primarily a result of (i) a $13.4 million decrease in income before income taxes and (ii) a 280 basis point decrease in our effective tax rate from 38.1% for the 2008 period to 35.3% for the 2009 period. The decrease in our effective rate was primarily the result of a $0.2 million discrete item related to the reversal of certain FIN 48 reserves that are no longer needed due to the completion of audits of certain state tax authorities.

Our effective tax rate is highly dependent on the level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate. However, excluding the impact of permanent differences between book and tax income and any discrete items, and based upon our current expectation of 2009 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2009.

Discontinued Operations—

During the first quarter of 2009, we sold two franchises (one dealership location) that had been classified as discontinued operations, and as of March 31, 2009, we were actively pursuing the sale of eight franchises (seven franchises are currently classified as discontinued operations). The $1.9 million, net of tax, net loss from discontinued operations during the first quarter of 2009 is a result of $2.0 million, net of tax, of net operating losses of franchises sold or pending disposition as of March 31, 2009, including rent expense of idle facilities and legal expenses of franchises sold prior March 31, 2009, partially offset by a $0.1 million, net of tax, gain on the sale of two franchises (one dealership location).

During the first quarter of 2008, we sold three franchises (two dealership locations). The $0.3 million, net of tax, net loss from discontinued operations during the first quarter of 2008 is a result of $0.4 million, net of tax, of net operating losses of franchises sold or pending disposition as of March 31, 2009, partially offset by a $0.1 million, net of tax, gain on the sale of three franchises (two dealership locations).

We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and expect to refine our dealership portfolio through strategic divestitures.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had cash and cash equivalents of approximately $35.7 million and working capital of $175.8 million. We had $129.6 million available for borrowings under our revolving credit facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”) for working capital, general corporate purposes and acquisitions. In addition, we had $33.8 million available for borrowings under our used vehicle floor plan facility with JPMorgan Chase Bank, N.A. and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”) for working capital, capital expenditures and general corporate purposes.

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of March 31, 2009, the funds that will be generated through future operations, and the funds available for borrowings under our revolving credit facilities, floor plan facilities, mortgage financing, proceeds from sale-leaseback transactions and asset sales will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, debt repurchases, acquisitions, capital expenditures and any seasonal operating requirements for at least the next twelve months.

In March 2009, it became necessary for us to obtain waivers from our lenders associated with our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility due to a default under these facilities related to the audit report for our 2008 financial statements. We received waivers from all of our associated lenders with respect to these defaults. In connection with the waivers we obtained from Bank of America and JPMorgan Chase Bank, N.A., we agreed to reduce the total credit availability under our BofA Revolving Credit Facility by $25.0 million to $175.0 million, and the total credit availability under our JPMorgan Used Vehicle Floor Plan Facility by $25.0 million to $50.0 million.

Covenants

We are subject to a number of financial covenants in our various debt and lease agreements, including those described below. In April 2009, we obtained a waiver for one of our stores associated with the violation of a store-level covenant under the Wachovia Master Loan Agreement. Other than this occurrence, we were in compliance with all of our financial covenants as of March 31, 2009. In order to satisfy certain of our financial covenants, we relied in part upon income recognized in connection with our repurchases of $59.8 million of our outstanding debt securities at a significant discount. These repurchases generated approximately $34.2 million of Consolidated EBITDA, as defined under our debt agreements, in the fourth quarter of 2008. We may not satisfy certain financial covenants during 2009 unless we are able to engage in similar repurchases of our outstanding debt securities at a significant discount. We cannot give any assurance that we will choose or be able to make such repurchases in 2009 in amounts and at prices sufficient to satisfy our covenants. Our Board of Directors has authorized us to use up to an additional $50.0 million of cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. The timing and amount of repurchases of our debt, if any, is at the discretion of management. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from asset sales during any given calendar year.

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

Our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility (as defined below) and certain of our mortgages and/or guarantees related to such mortgages include financial covenants with the following requirements: (i) our Current Ratio as of the end of any fiscal quarter must not be less than 1.20 to 1 (our ratio was 1.45 to 1 as of March 31, 2009); (ii) our Fixed Charge Coverage Ratio for any period of four fiscal quarters must not be less than 1.20 to 1 (our ratio was 1.73 to 1 as of March 31, 2009); (iii) our Consolidated Total Leverage Ratio must not at any time be more than 5.00 to 1 (our ratio was 4.16 to 1 as of March 31, 2009); and (iv) our Consolidated Total Senior Leverage Ratio must not at any time be more than 3.00 to 1 (our ratio was 1.35 to 1 as of March 31, 2009).

Our guarantees under the Wachovia Master Loan Agreement includes certain financial covenants with the following requirements: (i) a Current Ratio of at least 1.20 to 1 (our ratio was approximately 1.45 to 1 as of March 31, 2009); (ii) a Fixed Charge Coverage Ratio of at least 1.20 to 1 (our ratio was approximately 1.80 to 1 as of March 31, 2009); (iii) a Total Leverage Ratio of not more than 5.00 to 1 (our ratio was approximately 3.93 to 1 as of March 31, 2009) and (iv) an Adjusted Net Worth of at least $350.0 million (our Adjusted Net Worth was approximately $609.4 million as of March 31, 2009).

Certain of our lease agreements include financial covenants with the following requirements: (i) a Current Ratio of at least 1.20 to 1 (our ratio was approximately 1.50 to 1 as of March 31, 2009), and (ii) an EBITDA plus rent expense (“EBITDAR”) Ratio of at least 1.50 to 1 (our ratio was 2.41 to 1 as of March 31, 2009). A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same landlord under a cross-default provision and (b) the landlord would have a claim for liquidated damages equaling the difference between fair market rent being paid, calculated over the lease term plus the landlord’s actual damages, to the extent to which the rents accelerated under the applicable lease and/or other leases with the same landlord under a cross-default provision.

Share Repurchase and Dividends

We repurchased 24,009 shares of our common stock for $0.1 million from employees in connection with the net share settlement of employee share-based awards during 2009.

Cash Flow

Classification of Cash Flows Associated with Floor Plan Notes Payable

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the entity from which we purchase a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as “floor plan notes payable—non-trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the entity from which we purchase new vehicles (collectively referred to as “floor plan notes payable – trade”) is classified as an operating activity on the Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the entity from which we purchased the related inventory while the latter are cash flows related to amounts payable to a lender not affiliated with the entity from which we purchased the related inventory.

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

	For the Three Months Ending March 31,
	2009	2008
	(In millions)
Reconciliation of Cash provided by (used in) Operating Activities to Cash provided by Operating Activities, as adjusted
Cash provided by (used in) operating activities, as reported	$42.1	$(0.3)
New vehicle floor plan (repayments) borrowings—non-trade, net	(41.8)	22.6
Floor plan notes payable—trade divestitures	—	4.6

Cash provided by operating activities, as adjusted	$0.3	$26.9

Operating Activities—

Net cash provided by operating activities totaled $42.1 million for the three months ended March 31, 2009. Net cash used in operating activities totaled $0.3 million for the three months ended March 31, 2008. Net cash provided by operating activities, as adjusted, totaled $0.3 million and $26.9 million for the three months ended March 31, 2009 and 2008, respectively. Net cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The decrease in our cash provided by operating activities, as adjusted, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was primarily the result of (i) $11.2 million related to the timing of collection of accounts receivable and contracts-in-transit, (ii) a $4.2 million decrease related to the timing of payment of accounts payable and accrued expenses, (iii) a $13.5 million decrease in net income adjusted for non-cash items, partially offset by (iv) $2.3 million related to timing of sale of inventory and repayment of the related floor plan notes payable.

Investing Activities—

Net cash provided by investing activities totaled $0.6 million for the three months ending March 31, 2009. Net cash used in investing activities totaled $47.9 million for the three months ending March 31, 2008. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sale of property and equipment.

Capital expenditures were $2.2 million and $15.6 million for the three months ended March 31, 2009 and 2008, respectively. Our capital investments consisted of upgrades of our existing facilities and equipment purchases. We received $1.9 million in construction reimbursements from lessors in connection with our sale-leaseback agreements during the three months ended March 31, 2008. We expect that capital expenditures during 2009 will be limited to necessary maintenance on our existing facilities and completion of current construction projects, and will total between $10.0 and $15.0 million.

During the three months ended March 31, 2008, we paid $41.9 million to acquire one franchise (one dealership location). Included in the $41.9 million was $17.1 million of goodwill, $9.7 million of inventory, $7.5 million of franchise rights, $7.3 million of property and equipment, $0.2 million of loaner vehicles and $0.1 million of deferred acquisition costs. We financed this acquisition by using (i) $33.9 million of cash, (ii) $7.6 million of floor plan borrowings for the purchase of new vehicle inventory and (iii) $0.4 million of loaner vehicle financing.

Proceeds from the sale of assets totaled $3.2 million and $8.6 million for the three months ended March 31, 2009 and 2008, respectively. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash used in financing activities totaled $98.6 during the three months ended March 31, 2009. Net provide by in financing activities totaled $20.5 during the three months ended March 31, 2008.

During the three months ended March 31, 2009 and 2008, proceeds from borrowings amounted to $0.9 million and $8.3 million, respectively. During the first quarter of 2009 and 2008, repayments of borrowings amounted to $54.7 million and $8.7 million, respectively. The proceeds from borrowings and repayments during the 2008 period were primarily related to mortgage borrowings in connection with the purchases of previously leased real estate. The repayments of borrowings during the three months ended March 31, 2009, were primarily related to repayment of amounts borrowed from our BofA Revolving Credit Facility.

We borrowed $7.6 million from our floor plan facilities for the purchase of inventory in connection with dealership acquisitions during the three months ended March 31, 2008.

We repaid $2.9 million and $1.2 million of non-manufacturer affiliated floor plan notes payable associated with sale of dealerships during the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2008, we paid a $0.225 per share dividends totaling $7.2 million. In addition, we repurchased $0.1 million and $1.0 million from employees in connection with the net share settlement of employee share-based awards during the three months ended March 31, 2009 and 2008, respectively.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 8% Notes, our 7.625% Notes, and the agreements governing our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. Such limits are calculated by adding 50% of cumulative net income or subtracting 100% of cumulative net losses (the “Cumulative Net Income Basket”); however, under our most restrictive covenant we may spend $15.0 million in addition to amounts provided by the Cumulative Net Income Basket to repurchase common stock or pay dividends. As of March 31, 2009, our ability to repurchase common stock or pay dividends was limited to $2.3 million under our most restrictive covenant. In addition, notwithstanding the limitations mentioned above, we may spend up to $2.0 million per year to repurchase common stock.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the years presented other than those disclosed in Note 11 of our Condensed Consolidated Financial Statements.

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

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a customer prepays or defaults on a retail sales contract or cancels an insurance or warranty contract. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 8% and 27%. Our F&I chargebacks from continuing operations for the three months ended March 31, 2009 and 2008 were $2.7 million, and $5.3 million, respectively. Our chargeback reserves were $14.2 million and $15.2 million as of March 31, 2009 and December 31, 2008, respectively. A 1% change in our estimate for all our products would have changed our finance and insurance, net by approximately $1.4million.

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

Our used light vehicle loss histories have indicated that our losses range between 2% and 6% of our used light vehicle inventory. Our used light vehicle losses for the three months ended March 31, 2009 and 2008 were $2.4 million and $3.6 million, respectively. As of March 31, 2009, our used light vehicle loss reserve was $2.6 million or 4.0% of used light vehicle inventory. As of December 31, 2008, our used light vehicle loss reserve was $3.1 million, or 5.7% of used light vehicle inventory. As of March 31, 2009, each 1% change in our estimate would change our used light vehicle reserve approximately $0.7 million.

Insurance Reserves—

We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of March 31, 2009 and December 31, 2008, we had $11.3 million and $10.6 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Insurance losses for the three months ended March 31, 2009 and 2008, totaled $5.5 million and $4.5 million, respectively.

Income Taxes—

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The application of income tax law is inherently complex. As such, we are required to make certain assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interest and penalties related to uncertain tax provisions are recorded as a component of the provision for income taxes. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in our consolidated balance sheets and statement of operations.

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

Cash provided by operating activities, as adjusted

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the entity from which we purchase a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as “floor plan notes payable—non-trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the entity from which we purchase new vehicles (collectively referred to as “floor plan notes payable—trade”) is classified as an operating activity on the Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the entity from which we purchased the related inventory while the latter are cash flows related to amounts payable to a lender not affiliated with the entity from which we purchased the related inventory.

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

	For the Three Months Ending March 31,
	2009	2008
	(In millions)
Reconciliation of Cash provided by (used in) Operating Activities to Cash provided by Operating Activities, as adjusted
Cash provided by (used in) operating activities, as reported	$42.1	$(0.3)
New vehicle floor plan (repayments) borrowings—non-trade, net	(41.8)	22.6
Floor plan notes payable—trade divestitures	—	4.6

Cash provided by operating activities, as adjusted	$0.3	$26.9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $561.0 million of total variable rate debt (including floor plan notes payable) outstanding as of March 31, 2009, a 1% change in interest rates would result in a change of approximately $5.6 million to our annual other interest expense.

We received $0.7 million of interest credit assistance from certain automobile manufacturers during the three months ended March 31, 2009. Interest credit assistance reduced cost of sales (including amounts classified as discontinuing operations) for the three months ended March 31, 2009, by $3.0 million and reduced new vehicle inventory by $5.8 million and $8.1 million as of March 31, 2009 and December 31, 2008, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation based on historical data, that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk –

In the second quarter of 2008, we entered into an interest rate swap with a current notional principal amount of $125.0 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate floor plan notes payable through maturity in June 2013. This swap is collateralized by our assets that do not otherwise have a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

In addition, we have an interest rate swap with a current notional principal amount of $12.7 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

The effect of derivative instruments on the Condensed Consolidated Statement of Income for the three months ended March 31, 2009 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in OCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(3.2)	Floor plan interest expense	$(1.0)	$—	$—	Floor plan interest expense
Interest rate swaps	$(0.1)	Other interest expense	$(0.1)	$—	$—	Other interest expense
Interest rate swaps	NA	Floor plan interest expense	NA	$(0.1)	$—	Floor plan interest expense

On the basis of yield curve conditions as of March 31, 2009, we anticipate that the amount expected to be reclassified out of Accumulated Other Comprehensive Income (“AOCI”) into earnings in the next 12 calendar months will be a loss of $4.6 million. This loss, however, would be more than compensated for by reduced variable rate funding costs, as the cash flow hedges responsible for the reclassified amounts hedge only approximately 20 percent of our variable interest rate exposure.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheet as of March 31, 2009 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$9.7

Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.3

Fair value estimates reflect making a credit adjustment to LIBOR-based discount rates by increasing these rates by applying a multiplicative factor of 0.8 to the traditional, LIBOR-based swap valuation. This adjustment is designed to reflect our creditworthiness. Other than that assumption, all other inputs to the valuation reflect level 2 inputs.

Market Risk Disclosures as of March 31, 2009:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(9.3)
Interest Rate Swap*	$12.7	4.3300%	1 month LIBOR	2011	$(0.7)

Fair value estimates reflect making a credit adjustment to LIBOR-based discount rates by increasing these rates by applying a multiplicative factor of 0.8 to the traditional, LIBOR-based swap valuation. This adjustment is designed to reflect our creditworthiness. Other than that assumption, all other inputs to the valuation reflect level 2 inputs.

*	This swap is amortizing. At the month prior to the expiration date, its notional value will be $11.3 million.

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

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.5%

premium over the market price of our common stock at the time of pricing. As of March 31, 2009, the strike price was $44.74 as a result of our decision to increase our quarterly dividend by $0.025 to $0.225 in the third and fourth quarter of 2007 and the first three quarters of 2008. Under the terms of the warrant transactions we are required to issue shares of our common stock to the Counterparties in the event of a conversion of our 3% Notes at a strike price above $44.74.

The convertible note hedge and warrant transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of conversion is between $33.73 and $44.74.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

During the first quarter of 2009, we expanded the utilization of the Arkona Dealer Management System, which has been implemented at approximately 43% of our dealerships. As appropriate, we are modifying the documentation of the internal control process and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in our internal control over financial reporting during the first quarter of the fiscal year ending December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description of Documents
10.1	Amended Employment Agreement between Charles R. Oglesby and Asbury Automotive Group, Inc., dated as of March 31, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2009)*

10.2	Letter Agreement between Lynne A. Burgess and Asbury Automotive Group, Inc., dated March 31, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2009)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: April 29, 2009	By:	/s/ CHARLES R. OGLESBY
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

Date: April 29, 2009	By:	/s/ CRAIG T. MONAGHAN
	Name:	Craig T. Monaghan
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit List

Exhibit Number	Description of Documents
10.1	Amended Employment Agreement between Charles R. Oglesby and Asbury Automotive Group, Inc., dated as of March 31, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2009)*

10.2	Letter Agreement between Lynne A. Burgess and Asbury Automotive Group, Inc., dated March 31, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2009)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.