Form 10-Q
period 2009-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2009-07-31
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 29, 2009, was 32,248,959 (net of 4,770,224 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41.9	$91.6
Restricted cash	8.0	—
Contracts-in-transit	54.4	63.8
Accounts receivable (net of allowance of $0.7 and $0.9, respectively)	85.8	82.2
Inventories	529.3	666.6
Deferred income taxes	8.9	10.9
Assets held for sale	31.5	50.4
Other current assets	61.5	54.2

Total current assets	821.3	1,019.7
PROPERTY AND EQUIPMENT, net	468.9	476.7
DEFERRED INCOME TAXES, net of current portion	85.1	100.0
OTHER LONG-TERM ASSETS	51.0	54.5

Total assets	$1,426.3	$1,650.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$359.7	$478.2
Floor plan notes payable—non-trade	96.4	134.6
Current maturities of long-term debt	8.6	58.8
Accounts payable and accrued liabilities	143.9	151.3
Liabilities associated with assets held for sale	17.9	31.6

Total current liabilities	626.5	854.5
LONG-TERM DEBT	538.9	540.9
OTHER LONG-TERM LIABILITIES	27.6	28.9
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 90,000,000 shares authorized 37,019,183 and 36,711,885 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	453.8	453.5
Accumulated deficit	(141.4)	(147.2)
Treasury stock, at cost; 4,770,224 and 4,760,218 shares held, respectively	(74.6)	(74.5)
Accumulated other comprehensive loss	(4.9)	(5.6)

Total shareholders’ equity	233.3	226.6

Total liabilities and shareholders’ equity	$1,426.3	$1,650.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
New vehicle	$517.7	$743.7	$958.3	$1,438.4
Used vehicle	242.4	289.2	451.3	587.7
Parts and service	159.7	169.2	321.7	336.6
Finance and insurance, net	22.6	36.8	43.3	73.0

Total revenues	942.4	1,238.9	1,774.6	2,435.7
COST OF SALES:
New vehicle	483.3	693.3	896.5	1,341.6
Used vehicle	222.4	263.9	411.7	535.7
Parts and service	80.8	82.8	163.7	165.8

Total cost of sales	786.5	1,040.0	1,471.9	2,043.1

GROSS PROFIT	155.9	198.9	302.7	392.6
OPERATING EXPENSES:
Selling, general and administrative	126.7	156.2	249.7	311.1
Depreciation and amortization	5.9	5.4	12.0	10.5
Other operating (income) expense, net	(0.4)	2.0	(0.8)	1.7

Income from operations	23.7	35.3	41.8	69.3
OTHER INCOME (EXPENSE):
Floor plan interest expense	(4.7)	(7.5)	(9.6)	(15.8)
Other interest expense	(9.0)	(9.3)	(19.0)	(18.3)
Convertible debt discount amortization	(0.5)	(0.8)	(0.9)	(1.6)
Interest income	0.1	0.3	0.1	1.3

Total other expense, net	(14.1)	(17.3)	(29.4)	(34.4)

Income before income taxes	9.6	18.0	12.4	34.9
INCOME TAX EXPENSE	3.6	7.1	4.6	13.5

INCOME FROM CONTINUING OPERATIONS	6.0	10.9	7.8	21.4
DISCONTINUED OPERATIONS, net of tax	(0.5)	(0.5)	(2.0)	(0.9)

NET INCOME	$5.5	$10.4	$5.8	$20.5

EARNINGS (LOSS) PER COMMON SHARE:
Basic—
Continuing operations	$0.19	$0.34	$0.24	$0.68
Discontinued operations	(0.02)	(0.01)	(0.06)	(0.03)

Net income	$0.17	$0.33	$0.18	$0.65

Diluted—
Continuing operations	$0.18	$0.34	$0.24	$0.66
Discontinued operations	(0.01)	(0.02)	(0.06)	(0.02)

Net income	$0.17	$0.32	$0.18	$0.64

CASH DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.23	$—	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32.2	31.7	32.1	31.6
Performance share units	0.1	0.2	0.1	0.4
Restricted stock	0.2	0.2	0.4	0.1
Stock options	0.7	0.1	0.4	0.1

Diluted	33.2	32.2	33.0	32.2

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5.8	$20.5
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	12.0	10.5
Stock-based compensation	0.9	1.6
Deferred income taxes	16.7	5.4
Loaner vehicle amortization	4.2	4.1
Other adjustments, net	2.6	6.8
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	9.4	21.5
Accounts receivable	(14.2)	17.1
Proceeds from the sale of accounts receivable	10.8	10.7
Inventories	158.3	45.6
Other current assets	(41.4)	(28.8)
Floor plan notes payable—trade	(121.5)	(4.1)
Floor plan notes payable—trade divestitures	(7.7)	(4.6)
Accounts payable and accrued liabilities	(8.4)	(0.1)
Other long-term assets and liabilities, net	1.6	(0.1)

Net cash provided by operating activities	29.1	106.1

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4.8)	(31.5)
Construction reimbursements associated with sale-leaseback agreements	—	1.9
Acquisitions	—	(41.9)
Purchases of previously leased real estate	—	(207.9)
Proceeds from the sale of assets	22.2	20.7
Other investing activities	(0.5)	0.4

Net cash provided by (used in) investing activities	16.9	(258.3)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	164.0	1,283.2
Floor plan borrowings—acquisitions	—	7.6
Floor plan repayments—non-trade	(199.3)	(1,301.7)
Floor plan repayments—non-trade divestitures	(2.9)	(2.8)
Payments of dividends	—	(14.4)
Proceeds from borrowings	0.9	187.5
Repayments of borrowings	(57.3)	(24.3)
Payments of debt issuance costs	(1.1)	(0.4)
Purchase of treasury stock associated with net share settlement of employee share-based awards	(0.1)	(1.2)
Proceeds from the exercise of stock options	0.1	0.1

Net cash (used in) provided by financing activities	(95.7)	133.6

Net decrease in cash and cash equivalents	(49.7)	(18.6)
CASH AND CASH EQUIVALENTS, beginning of period	91.6	53.4

CASH AND CASH EQUIVALENTS, end of period	$41.9	$34.8

See Note 10 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

We are one of the largest automotive retailers in the United States, operating 110 franchises (84 dealership locations) in 21 metropolitan markets within 11 states as of June 30, 2009. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. We offer 37 domestic and foreign brands of new vehicles, including 7 heavy truck brands. We also operate 25 collision repair centers that serve customers in our local markets.

During the first quarter of 2009, we completed the relocation of our corporate headquarters to Duluth, Georgia, and announced the elimination of our regional management structure. Our retail network is made up of nine locally branded dealership groups including: our Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando; our Courtesy dealerships operating in Tampa, Florida; our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia; our Nalley dealerships operating in Atlanta, Georgia; our McDavid dealerships operating throughout Texas; our North Point dealerships operating in Little Rock, Arkansas; our California dealerships operating in Los Angeles and Fresno; our Plaza dealerships operating in St. Louis, Missouri; and our Gray Daniels dealerships operating in Jackson, Mississippi.

The automotive retail market declined significantly throughout 2008, reflecting the impact of weak economic conditions in the U.S., including turmoil in the debt markets, broad declines in the equity markets and continued weakness in the housing markets. The effects of these conditions continued into the second quarter of 2009, as the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S., which was over 16.0 million from 1999 to 2007, decreased to approximately 9.6 million during the first half of 2009. Tighter lending standards for automotive financing and certain manufacturers’ decisions to reduce support of customer leasing programs have limited some customers’ ability to purchase vehicles. While U.S. vehicle sales for all major vehicle manufacturers have declined during the recent difficult economic environment, U.S. domestic manufacturers have contributed a disproportionate amount of the decline in U.S. industry-wide vehicle sales over recent years.

RECENT MANUFACTURER DEVELOPMENTS

On April 30, 2009, Chrysler LLC (“Chrysler”) and certain of its affiliates filed for Chapter 11 bankruptcy protection. In connection with its reorganization, Chrysler terminated the franchise agreement for one of our four Chrysler dealerships. We have $2.2 million of payments remaining on the lease for the premises of this terminated Chrysler dealership, which expires in July 2012. However, the termination did not have a material impact on our financial results or operations as we transferred the remaining Chrysler/Jeep new vehicle, used vehicle and parts inventory to our other Chrysler dealerships and expect to receive full payment of receivables owed to us by Chrysler as of the date of the bankruptcy filing. In addition, we do not expect any disruptions to our floor plan financing arrangements for our remaining Chrysler dealerships as a result of the Chrysler bankruptcy. On June 10, 2009, a group led by Fiat SpA (“New Chrysler”) purchased a substantial portion of Chrysler’s assets, which include the rights related to our three remaining franchise agreements. New Chrysler subsequently assumed Chrysler’s obligations under our three remaining franchise agreements.

On June 1, 2009, General Motors Corp. (“General Motors”) and certain of its affiliates filed for Chapter 11 bankruptcy protection. In connection with its reorganization, General Motors notified us that it would not renew the franchise agreements for two of our six General Motors dealerships when they expire in November 2010. General Motors offered assistance with winding down the operations of these dealerships in exchange for our execution of a termination agreement for each dealership. We executed both termination agreements. The termination agreements provide for the following:

•	The termination of the franchise agreement no earlier than January 1, 2010 (except with the consent of New GM, as defined below) and no later than October 31, 2010;

•	The assignment and assumption of the franchise agreement by the purchaser of General Motors’ (“New GM”) assets;

•	Financial assistance payable to us in installments in connection with the orderly winding down of the franchise operations, subject to the satisfaction of certain conditions;

•	The waiver of any other termination assistance of any kind that may have been required under the franchise agreement;

•

The release of claims against General Motors or New GM assets and their related parties, including any obligation of General Motors or New GM to repurchase from the dealerships any vehicles, parts, accessories or special tools;

•

The franchise operations to continue pursuant to the franchise agreement, as supplemented by the termination agreement, through the effective date of termination of the franchise agreement, except that we shall not be entitled to order any new vehicles from General Motors or New GM; and

•	A restriction on our ability to transfer the franchise agreement to another party.

On July 16, 2009, we sought consent from New GM to close these two dealerships in the third quarter of 2009. On July 20, 2009, pursuant to the termination agreements, we received approximately 25% of the financial assistance payable to us by New GM. On July 29, 2009, we received consent from New GM to close these dealerships prior to January 2010. The closure of these two dealerships is not expected to have a material impact on our financial results or operations.

For our remaining four General Motors dealerships, we executed “participation agreements” that amend the existing franchise agreements for those dealerships. Under the participation agreements, we agreed to meet increased sales and inventory level expectations and that the amended franchise agreements will expire no later than October 31, 2010. The participation agreements also provide for the extinguishment of all amounts owed to us from General Motors except for certain product liability indemnifications, unpaid warranty claims for transactions occurring 90 days prior to June 1, 2009 and amounts owed to us through incentive programs and under our open account with General Motors. Payments of the amounts discussed above will be subject to approval by the bankruptcy court. On July 10, 2009, New GM purchased a substantial portion of General Motors’ assets, which include the rights related to our four remaining franchise agreements (as modified by the participation agreements). As part of the closing of this sale, New GM assumed General Motors’ obligations under our four remaining franchise agreements.

The three dealerships to be closed in connection with these bankruptcies generated revenues of approximately $105.0 million in 2008, or about 2% of our total revenues.

MANAGEMENT’S PLAN FOR MANAGING THROUGH THE CURRENT ECONOMIC CRISIS

We expect the remainder of 2009 to continue to be a very challenging retail environment, which we believe will continue to negatively impact new vehicle, used vehicle and F&I revenue. In addition, the weak economic conditions have resulted in increasing momentum in period over period parts and service sales declines. We expect the luxury and mid-line import brands, which comprised approximately 87% of our light vehicle revenue in the second quarter of 2009, will increase their share of the U.S. market over the long term. Excluding the impact of impairment expenses in 2008, we expect to experience lower net income in 2009 as compared to 2008, as a result of our expectation (i) of lower new vehicle unit sales in 2009, (ii) that retail margins will remain under pressure while manufacturers bring supply in line with demand, and (iii) that consumers will continue to experience difficulty securing vehicle financing.

In response to the weakening U.S. automotive retail environment in 2008 and our expectation for continued weakness in U.S. automotive sales in 2009, we took action to align our expense structure to current business levels. These actions, which were initiated during the third quarter of 2008, include the relocation of our corporate offices, the elimination of our regional management structure and store-level productivity initiatives. The relocation of our corporate offices has delivered annualized cost savings of approximately $3.5 million resulting principally from staffing reductions, and expected rent savings would increase annualized savings to approximately $4.5 million. We expect that the elimination of our regional management structure will reduce our annual operating expenses by approximately $10.0 million, consisting of personnel and rent expense. We began to experience the benefit from our restructuring plans in January 2009, and we expect to receive full benefit beginning in September 2009. Our restructuring plans, store-level productivity initiatives and variable cost structure delivered $29.6 million in same store operating expense reduction during the second quarter of 2009, when compared to the prior year quarter.

Since the beginning of the fourth quarter of 2008, we have temporarily suspended our strategy of growing our business through acquisitions, eliminated our dividend payments and significantly reduced our capital expenditure plans. We have also focused on improving our working capital by (i) increasing our floor plan notes payable related to loaner vehicles and new vehicles obtained from third-party dealerships, (ii) continuing to lower our inventory balances and (iii) improving our collection of contracts-in-transit and accounts receivable.

We are subject to a number of financial covenants in our various debt agreements. We have successfully modified those covenants to remove the most restrictive covenant, which in turn reduced the level of cash flow from operations necessary to remain in compliance with those covenants in the current depressed economic environment. In exchange for the removal of the most restrictive covenant, we agreed to (i) a reduction in total credit commitments, (ii) additional restrictions on new indebtedness and (iii) an increase in the interest rates on outstanding borrowings. Refer to the “Long-Term Debt” footnote and “Subsequent Events” footnote for further discussion of the covenant amendments.

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

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008 have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008, have been reclassified to reflect the status of our discontinued operations as of June 30, 2009.

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

In determining the effect of the adoption of FSP APB 14-a, we retroactively adjusted Long-Term Debt, Equity and Interest Expense on the accompanying Condensed Consolidated Balance Sheets and Statements of Income related to our 3% Notes. As a result of the adoption of this pronouncement, we have determined that the value of our 3% Notes as of June 30, 2009, and December 31, 2008, is $55.5 million and $54.6 million, respectively, compared to $62.0 million of face value. These balances reflect the accretion and reclassification of the value of the convertible feature of the debt, assuming a nonconvertible debt borrowing rate of 6.7% at issuance. As of June 30, 2009, and December 31, 2008, the unamortized balance, which reduces the balance of our 3% Notes, was $6.5 million and $7.4 million, respectively. The remaining balance will be fully amortized by September 2012. As a result, interest expense for the six months ended June 30, 2009, and 2008, increased by $0.9 million and $1.6 million, respectively. Additionally, our accumulated deficit as of January 1, 2009 increased by $7.2 million, and our additional paid-in capital as of January 1, 2009 increased by $11.1 million.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by our weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. There were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2,443,526 and 4,887,052 shares of our common stock at an exercise price of $44.74 per share. In addition, our 3% Notes are convertible into our common stock at a current exercise price of $33.73 per share. The shares issuable upon exercise of warrants and 3% Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share, because they are currently anti-dilutive.

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

Restricted Cash—

During the second quarter of 2009 we entered into an agreement with Wachovia Bank, National Association, a national banking association, whereby we placed $8.0 million of cash into two restricted cash accounts to be used to repay two of our mortgages. In the third quarter of 2009, we used this restricted cash to repay the two mortgages. As a result we have classified $8.0 million as Restricted Cash within Current Assets on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009 and as Other Current Assets on the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009.

Recent Accounting Pronouncements—

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim periods ending after June 15, 2009. We adopted FSP 107-1 and APB 28-1 as of June 30, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides authoritative accounting literature for subsequent events disclosure previously addressed only in the auditing literature, under AIPCA AU Section 560, “Subsequent Events.” Under SFAS 165, entities must (i) identify subsequent events as either “Recognized” or “Non-Recognized” events (formerly referred to as “Type I” and “Type II” events, respectively) and (ii) disclose the date through which evaluation of subsequent events has taken place and the basis for that date. This SFAS is effective for interim or annual periods ending after June 15, 2009. We adopted SFAS 165 as of June 30, 2009.

3. ACQUISITIONS

During the six months ended June 30, 2009, we did not acquire any dealerships. During the six months ended June 30, 2008, we acquired one franchise (one dealership location), for an aggregate purchase price of $41.9 million. We financed this acquisition through the use of (i) $33.9 million of cash, (ii) $7.6 million of floor plan borrowings from our Committed Credit Facility for the purchase of new vehicle inventory, and (iii) $0.4 million of loaner vehicle financing.

During the six months ended June 30, 2008, we were awarded two smart franchises, which were added to our Mercedes-Benz locations in St. Louis, Missouri and Tampa, Florida. We did not pay any amounts in connection with acquiring these two franchises.

4. INVENTORIES

Inventories consist of the following:

	As of
	June 30, 2009	December 31, 2008
	(In millions)
New vehicles	$414.6	$562.2
Used vehicles	71.0	59.9
Parts and accessories	43.7	44.5

Total inventories	$529.3	$666.6

The lower of cost or market reserves reduced total inventory cost by $5.7 million and $5.6 million as of June 30, 2009 and December 31, 2008, respectively. In addition to the inventories shown above, we have $9.9 million and $22.9 million of inventory as of June 30, 2009 and December 31, 2008, respectively, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they are associated with franchises held for sale.

5. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, and (ii) real estate not currently used in our operations that we intend to sell and the related mortgage notes payable.

Assets associated with pending dispositions as of June 30, 2009, totaled $13.7 million. Liabilities associated with pending dispositions totaled $9.9 million as of June 30, 2009. During the six months ended June 30, 2009, we sold three franchises (two dealership locations). Assets associated with pending dispositions totaled $32.6 million as of December 31, 2008. Liabilities associated with pending dispositions totaled $20.6 million as of December 31, 2008.

Assets and liabilities held for sale also includes real estate not currently used in our operations that we intend to sell totaling $17.8 million as of June 30, 2009 and December 31, 2008, and the related liabilities totaling $8.0 million and $11.0 million as of June 30, 2009, and December 31, 2008, respectively.

A summary of assets held for sale and liabilities associated with assets held for sale are as follows:

	As of
	June 30, 2009	December 31, 2008
	(In millions)
Assets:
Inventories	$9.9	$22.9
Property and equipment, net	18.7	19.6
Manufacturer franchise rights	2.9	7.9

Total assets	31.5	50.4
Liabilities:
Floor plan notes payable	9.9	20.6
Mortgage notes payable	8.0	8.0
Other	—	3.0

Total liabilities	17.9	31.6

Net assets held for sale	$13.6	$18.8

6. LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	June 30, 2009	December 31, 2008
	(In millions)
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $5.0 million and $5.6 million, respectively)	$174.4	$173.8
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes Due 2012 ($62.0 million face value, net of discounts of $6.5 million and $7.4 million, respectively)	55.5	54.6
Mortgage notes payable bearing interest at fixed and variable rates	174.1	177.5
Revolving credit facility	—	50.0
Other	0.3	0.6

	547.5	599.7
Less: current portion	(8.6)	(58.8)

Long-term debt	$538.9	$540.9

In May 2009, we amended our Master Loan Agreement with Wachovia Bank, National Association, a national banking association, and Wachovia Financial Services, Inc., a North Carolina corporation. The key components of this first amendment are as follows:

•	The removal of the total leverage ratio financial covenant through the full term of the agreement;

•

Significant additional limitations on our ability to incur new indebtedness other than (i) permitted floorplan indebtedness, (ii) a one-time real estate loan in an amount not to exceed $12.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness;

•	At our option, after April 30, 2010, we may revert back to our original total leverage ratio financial covenant and remove the limitation related to any new indebtedness; and

•

A modification to the definition of (i) EBITDA, excluding gains or losses on the repurchase of debt, and (ii) Fixed Charges, excluding non-cash, non-floor plan interest expense and the cash portion of income taxes associated with gains on the repurchase of long-term debt.

7. FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying amounts of our accounts receivable, notes receivable, restricted investments, accounts payable, floor plan notes payable and interest rate swap agreements approximate fair value due either to length of maturity or existence of variable interest rates, which approximate market rates. The fair market value of our long-term debt is based on reported market value. A summary of the carrying values and fair market values of our 8% Senior Subordinated Notes due 2012 (the “8% Notes”), 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”) and our 3% Convertible Notes due 2014 (the “3% Notes”) are as follows:

	As of
	June 30, 2009	December 31, 2008
	(In millions)
Carrying Value:
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $5.0 million and $5.6 million, respectively)	$174.4	$173.8
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($62.0 million face value, net of discounts of $6.5 million and $7.4 million, respectively)	55.5	54.6

Total carrying value	$373.1	$371.6

Fair Market Value:
8% Senior Subordinated Notes due 2014	$143.9	$85.2
7.625% Senior Subordinated Notes due 2017	101.0	64.4
3% Senior Subordinated Convertible Notes due 2012	38.5	23.3

Total fair market value	$283.4	$172.9

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

In addition, we have an interest rate swap with a current notional principal amount of $12.6 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

The effect of derivative instruments on the Condensed Consolidated Statement of Income for the three months ended June 30, 2009 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in OCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$1.8	Floor plan interest expense	$(1.2)	$—	$—	NA

Interest rate swaps	$—	Other interest expense	$(0.1)	$—	$—	NA

Interest rate swaps	NA	Floor plan interest expense	NA	$(0.2)	$—	NA

The effect of derivative instruments on the Condensed Consolidated Statement of Income for the six months ended June 30, 2009 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in OCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(1.4)	Floor plan interest expense	$(2.2)	$—	$—	NA

Interest rate swaps	$(0.1)	Other interest expense	$(0.2)	$—	$—	NA

Interest rate swaps	NA	Floor plan interest expense	NA	$(0.3)	$—	NA

On the basis of yield curve conditions as June 30, 2009, we anticipate that the amount expected to be reclassified out of Accumulated Other Comprehensive Income (“AOCI”) into earnings in the next 12 calendar months will be a loss of $4.7 million. However, this $4.7 million loss represents hedging activity that fixes the interest rates on only 22% of our variable rate debt, including floor plan notes payable, and therefore if the current low interest rate environment continues we would experience the benefit of low interest rates on 78% of our variable rate debt.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheet as of June 30, 2009 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$6.6
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.4

Fair value estimates reflect making a credit adjustment to the discount rate applied to all expected cash flows under the swap. We used a discount rate of 20 percent for all prospective periods. This adjustment is designed to reflect our creditworthiness. Other than that assumption, all other inputs to the valuation reflect level 2 inputs.

Market Risk Disclosures as of June 30, 2009:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(6.3)
Interest Rate Swap*	$12.6	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.7)

*	This swap is amortizing. At the last quarter, its notional value will be $11.3 million.

8. COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Net income	$5.5	$10.4	$5.8	$20.5
Other comprehensive income:
Change in fair value of cash flow swaps	3.0	2.1	0.7	0.6
Amortization of expired cash flow swaps	0.2	0.1	0.3	0.3
Income tax expense associated with cash flow swaps	(1.3)	(0.8)	(0.3)	(0.4)

Comprehensive income	$7.4	$11.8	$6.5	$21.0

9. DISCONTINUED OPERATIONS

During the six months ended June 30, 2009, we sold three franchises (two dealership locations). There were six franchises (four dealership locations) pending disposition as of June 30, 2009. The accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 have been reclassified to reflect the status of our discontinued operations as of June 30, 2009.

The following table provides further information regarding our discontinued operations as of June 30, 2009, and includes the results of businesses sold prior to June 30, 2009:

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008
(Dollars in millions)	Sold/Closed	Pending Disposition (b)	Total	Sold/Closed (a)	Pending Disposition (b)	Total
Franchises:
Mid-line Domestic	—	4	4	7	4	11
Mid-line Import	—	1	1	1	1	2
Value	—	—	—	—	—	—
Luxury	1	1	2	4	1	5

Total	1	6	7	12	6	18

Revenues	$13.5	$24.8	$38.3	$44.2	$43.3	$87.5
Cost of sales	11.3	20.5	31.8	36.4	36.4	72.8

Gross profit	2.2	4.3	6.5	7.8	6.9	14.7
Operating expenses	4.8	4.7	9.5	7.7	6.9	14.6

Income (loss) from operations	(2.6)	(0.4)	(3.0)	0.1	—	0.1
Other expense, net	(0.4)	(0.2)	(0.6)	(0.5)	(0.2)	(0.7)
Gain (loss) on disposition of discontinued operations, net	2.9	—	2.9	(0.3)	—	(0.3)

Loss before income taxes	(0.1)	(0.6)	(0.7)	(0.7)	(0.2)	(0.9)
Income tax benefit	—	0.2	0.2	0.3	0.1	0.4

Discontinued operations, net of tax	$(0.1)	$(0.4)	$(0.5)	$(0.4)	$(0.1)	$(0.5)

(a)	Franchises were sold between April 1, 2008 and June 30, 2009
(b)	Franchises pending disposition as of June 30, 2009

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
(Dollars in millions)	Sold/Closed	Pending Disposition (b)	Total	Sold/Closed (a)	Pending Disposition (b)	Total
Franchises:
Mid-line Domestic	1	4	5	9	4	13
Mid-line Import	—	1	1	1	1	2
Value	—	—	—	1	—	1
Luxury	2	1	3	4	1	5

Total	3	6	9	15	6	21

Revenues	$31.8	$49.7	$81.5	$96.7	$86.6	$183.3
Cost of sales	26.0	40.4	66.4	80.6	72.5	153.1

Gross profit	5.8	9.3	15.1	16.1	14.1	30.2
Operating expenses	10.1	9.8	19.9	16.0	13.8	29.8

Income (loss) from operations	(4.3)	(0.5)	(4.8)	0.1	0.3	0.4
Other expense, net	(1.1)	(0.3)	(1.4)	(0.9)	(0.8)	(1.7)
Gain (loss) on disposition of discontinued operations, net	3.0	—	3.0	(0.3)	0.1	(0.2)

Loss before income taxes	(2.4)	(0.8)	(3.2)	(1.1)	(0.4)	(1.5)
Income tax benefit	0.9	0.3	1.2	0.4	0.2	0.6

Discontinued operations, net of tax	$(1.5)	$(0.5)	$(2.0)	$(0.7)	$(0.2)	$(0.9)

(a)	Franchises were sold between January 1, 2008 and June 30, 2009
(b)	Franchises pending disposition as of June 30, 2009

10. SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2009 and 2008, we made interest payments, net of amounts capitalized, totaling $28.6 million and $35.2 million, respectively.

During the six months ended June 30, 2009 and 2008, we made income tax payments, net of refunds received, totaling $1.1 million and $6.3 million, respectively.

The following items are included in Other Adjustments to reconcile net income to cash flow from operating activities:

	For the Six Months Ended June 30,
(In millions)	2009	2008
Amortization of deferred financing fees	$1.4	$1.3
Unrealized loss on deferred compensation investments	(0.3)	0.8
(Gain) loss on sale of assets	(3.0)	0.6
Swap amortization	0.8	0.8
Convertible debt discount amortization	0.9	1.6
Depreciation and amortization from discontinued operations	0.5	0.8
Deferred compensation (income) expense	0.3	0.3
Lease termination costs	1.4	—
Other individually immaterial items	0.6	0.6

Other adjustments, net	$2.6	$6.8

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

In connection with the purchase of one franchise in the third quarter of 2007, we may be required to pay additional consideration to the seller if the franchise achieves specified net income levels in future periods. If payable, the additional consideration is distributable annually beginning January 1, 2009 through January 1, 2015, and the additional consideration could total up to approximately $2.5 million. The seller did not become our employee subsequent to the transaction and therefore this consideration is not contingent on employment. As of June 30, 2009 we have paid less than $0.1 million of additional consideration in connection with this dealership acquisition.

We have $11.4 million of letters of credit outstanding as of June 30, 2009, which are required by certain of our insurance providers.

Additionally, we have a $5.0 million surety bond line which we use in our ordinary course of business.

12. SHARE-BASED COMPENSATION

A summary of options outstanding and exercisable under our share-based compensation plans as of June 30, 2009, and changes during the six months ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding—December 31, 2008	1,494,300	$11.39
Granted	1,100,000	$4.21
Exercised	(7,500)	$10.40
Expired / Forfeited	(467,101)	$9.76

Options outstanding—June 30, 2009	2,119,699	$8.07	7.5		$8.1

Options exercisable—June 30, 2009	794,654	$14.63	4.2	$

*	Based on the closing price of our common stock on June 30, 2009 which was $10.24 per share.

A summary of performance share units as of June 30, 2009, and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2008	203,305	$21.06
Vested	(63,950)	$23.05
Forfeited	(30,225)	$21.49
Performance estimate	(53,480)	$27.15

Performance Share Units—June 30, 2009*	55,650	$14.54

*	Maximum of 441,002 issuable upon attaining certain performance metrics.

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

A summary of restricted stock issued as of June 30, 2009, and changes during the six months then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2008	221,082	$16.40
Granted	235,848	$11.38
Vested	(181,891)	$6.37
Forfeited	(26,917)	$15.12

Restricted Stock—June 30, 2009	248,122	$13.66

13. SUBSEQUENT EVENTS

In July 2009, we amended our revolving credit facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”), and our used vehicle floor plan facility with JPMorgan Chase Bank, N.A. and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”). We paid usual customary fees in conjunction with the execution of these amendments. The amendments provide us with additional flexibility under each of the revolving credit facilities by:

•	Eliminating the total leverage ratio; and

•	Reducing the fixed coverage charge ratio from 1.20 to 1.00 to 1.10 to 1.00 for each four fiscal quarter period ending on or prior to September 30, 2010.

The amendments also modify each of the revolving credit facilities by:

•

Imposing significant additional limitations on our ability to incur new indebtedness other than (i) permitted floorplan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $12.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness;

•

Effective for the four fiscal quarter period ending March 31, 2010, modifying the definitions of (i) “Consolidated EBITDA” by excluding gains and losses and other expenses on repurchases of long-term debt, and (ii) “Consolidated Fixed Charge Coverage Ratio” by excluding from the calculation any taxes paid as a result of any gains on repurchases of long-term debt; and

•

Increasing the applicable margin from 1.5% to 2% and the undrawn commitment fee from 0.25% to 0.35% under the JPMorgan Used Vehicle Floor Plan Facility and increasing the fees and rates payable by us under the BofA Revolving Credit Facility in accordance with the revised pricing grid set forth below:

Pricing Level	Utilization Rate	Commitment Fee	Letter of Credit Fee	Eurodollar Rate +	Base Rate +
1	Less than or equal to 25%	0.40%	2.75%	3.00%	2.00%
2	Less than or equal to 50% but greater than 25%	0.50%	3.25%	3.50%	2.50%
3	Greater than 50%	0.60%	3.75%	4.00%	3.00%

In addition, the amendment to our BofA Revolving Credit Facility modifies that facility by:

•	Reducing the EBITDA component of our borrowing base calculation;

•	Reducing the swing line credit availability from $25.0 million to $20.0 million; and

•	Requiring us to reduce the total credit availability from $175.0 million to $150.0 million.

Pursuant to these amendments, at any time after April 30, 2010, we have the option upon thirty days’ written notice to the applicable administrative agent to reinstate the total leverage ratio and revert to the restrictions regarding additional debt set forth in the applicable revolving credit facility prior to the amendment. The execution of these amendments is defined as a Non-Recognized Subsequent Event under SFAS 165.

The disclosure of the subsequent events described above is based on our evaluation of events through July 30, 2009, the date of this report on Form 10-Q.

In July 2009, we used $8.0 million of restricted cash to repay two mortgages with Wachovia Bank, National Association, a national banking association. These mortgages were included in Liabilities Associated with Assets Held for Sale on our Condensed Consolidated Balance Sheet as of June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this report and our other filings with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include statements relating to goals, plans, projections regarding our financial position, results of operations, market position, business strategy and expectations of our management with respect to, among other things: our ability to improve our margins, operating cash flows, availability of capital and liquidity, our estimated capital expenditures, our ability to mitigate future negative trends in new vehicle sales with the stability of our parts and service business, the variable nature of significant components of our cost structure and our advantageous brand mix, manufacturers’ willingness to continue to use incentive programs in the near future to drive demand for their product offerings, our ability to implement our dealer management system, our acquisition and divestiture strategies, our ability to collect amounts owed to us by manufacturers emerging from bankruptcy protection, the availability of floor plan financing for inventory produced by manufacturers emerging from bankruptcy protection, the ability of consumers to secure vehicle financing, automotive retail industry trends, the continuation of the recent industry-wide gain in market share of the luxury and mid-line import brands in the near future, our cost savings resulting from the relocation of our corporate offices from New York and Connecticut to Georgia, and the reorganization of our retail network, our store-level productivity initiatives, our estimated future restructuring costs, and our ability to reduce our annual cash expenditures. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions, including consumer confidence, interest rate changes, the price of oil and gasoline and the availability of consumer credit; our ability to generate sufficient cash flows, maintain our liquidity and to secure additional funds for working capital, capital expenditures, acquisitions and other corporate purposes, if necessary; our inability to comply with our debt or lease covenants and obtain waivers of these covenants as necessary; the reputation and financial health and viability of vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully; and other risks set forth in our SEC filings. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in the documents we file from time to time with the SEC. We assume no obligation and do not intend to update forward-looking statements. Among the risk factors the reader should review are those set forth in Part II, Item IA. of this report and Part I, Item IA. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, all of which risk factors are incorporated herein by reference.

OVERVIEW

We are one of the largest automotive retailers in the United States operating 110 franchises (84 dealership locations) in 21 metropolitan markets within 11 states as of June 30, 2009. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. We offer 37 domestic and foreign brands of new vehicles, including 7 heavy truck brands. We also operate 25 collision repair centers that serve customers in our local markets.

During the first quarter of 2009, we completed the relocation of our corporate headquarters to Duluth, Georgia, and announced the elimination of our regional management structure. Our retail network is made up of nine locally branded dealership groups including: our Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando; our Courtesy dealerships operating in Tampa, Florida; our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia; our Nalley dealerships operating in Atlanta, Georgia; our McDavid dealerships operating throughout Texas; our North Point dealerships operating in Little Rock, Arkansas; our California dealerships operating in Los Angeles and Fresno; our Plaza dealerships operating in St. Louis, Missouri; and our Gray Daniels dealerships operating in Jackson, Mississippi.

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

Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, our strong brand mix, which is heavily weighted towards luxury and mid-line import brands and the production of attractive products by automotive manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with general, local and national economic conditions, including consumer confidence, availability of consumer credit and fuel prices. We believe that the impact on our business by any future negative trends in new vehicle sales will be partially mitigated by (i) the relative stability of our parts and service operations, (ii) the variable nature of significant components of our cost structure and (iii) our advantageous brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue over the long term.

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

SG&A expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions), or controllable (such as advertising), generally allowing us to adapt to changes in the retail environment over the long term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit.

Our operating results are generally subject to changes in the economic environment as well as seasonal variations. We tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters of the calendar year. Generally, the seasonal variations in our operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things. We anticipate that in the near-term certain automotive manufacturers will continue to use a combination of vehicle pricing and financing incentive programs to increase demand for their product offerings.

The automotive retail market declined significantly throughout 2008, reflecting the impact of weak economic conditions in the U.S., including turmoil in the debt markets, broad declines in the equity markets and continued weakness in the housing markets. The effects of these conditions continued into the second quarter of 2009, as the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S., which was over 16.0 million from 1999 to 2007, decreased to approximately 9.6 million during the first half of 2009. Tighter lending standards for automotive financing and certain manufacturers’ decisions to reduce support of customer leasing programs have limited some customers’ ability to purchase vehicles. While U.S. vehicle sales for all major vehicle manufacturers have declined during the recent difficult economic environment, U.S. domestic manufacturers have contributed a disproportionate amount of the decline in U.S. industry-wide vehicle sales over recent years.

RECENT MANUFACTURER DEVELOPMENTS

On April 30, 2009, Chrysler LLC and certain of its affiliates filed for Chapter 11 bankruptcy protection. In connection with its reorganization, Chrysler terminated the franchise agreement for one of our four Chrysler dealerships. We have $2.2 million of payments remaining on the lease for the premises of this terminated Chrysler dealership, which expires in July 2012. However, the termination did not have a material impact on our financial results or operations as we transferred the remaining Chrysler/Jeep new vehicle, used vehicle and parts inventory to our other Chrysler dealerships and expect to receive full payment of receivables owed to us by Chrysler as of the date of the bankruptcy filing. In addition, we do not expect any disruptions to our floor plan financing arrangements for our remaining Chrysler dealerships as a result of the Chrysler bankruptcy. On June 10, 2009, a group led by Fiat SpA (“New Chrysler”) purchased a substantial portion of Chrysler’s assets, which include the rights related to our three remaining franchise agreements. New Chrysler subsequently assumed Chrysler’s obligations under our three remaining franchise agreements.

On June 1, 2009, General Motors Corp. and certain of its affiliates filed for Chapter 11 bankruptcy protection. In connection with its reorganization, General Motors notified us that it would not renew the franchise agreements for two of our six General Motors dealerships when they expire in November 2010. General Motors offered assistance with winding down the operations of these dealerships in exchange for our execution of a termination agreement for each dealership. We executed both termination agreements. The termination agreements provide for the following:

•	The termination of the franchise agreement no earlier than January 1, 2010 (except with the consent of New GM, as defined below) and no later than October 31, 2010;

•	The assignment and assumption of the franchise agreement by the purchaser of General Motors’ (“New GM”) assets;

•	Financial assistance payable to us in installments in connection with the orderly winding down of the franchise operations, subject to the satisfaction of certain conditions;

•	The waiver of any other termination assistance of any kind that may have been required under the franchise agreement;

•

The release of claims against General Motors or New GM assets and their related parties, including any obligation of General Motors or New GM to repurchase from the dealerships any vehicles, parts, accessories or special tools;

•

The franchise operations to continue pursuant to the franchise agreement, as supplemented by the termination agreement, through the effective date of termination of the franchise agreement, except that we shall not be entitled to order any new vehicles from General Motors or New GM; and

•	A restriction on our ability to transfer the franchise agreement to another party.

On July 16, 2009, we sought consent from New GM to close these two dealerships in the third quarter of 2009. On July 20, 2009, pursuant to the termination agreements, we received approximately 25% of the financial assistance payable to us by New GM. On July 29, 2009, we received consent from New GM to close these dealerships prior to January 2010. The closure of these two dealerships is not expected to have a material impact on our financial results or operations.

For our remaining four General Motors dealerships, we executed “participation agreements” that amend the existing franchise agreements for those dealerships. Under the participation agreements, we agreed to meet increased sales and inventory level expectations and that the amended franchise agreements will expire no later than October 31, 2010. The participation agreements also provide for the extinguishment of all amounts owed to us from General Motors except for certain product liability indemnifications, unpaid warranty claims for transactions occurring 90 days prior to June 1, 2009 and amounts owed to us through incentive programs and under our open account with General Motors. Payments of the amounts discussed above will be subject to approval by the bankruptcy court. On July 10, 2009, New GM purchased a substantial portion of General Motors’ assets, which include the rights related to our four remaining franchise agreements (as modified by the participation agreements). As part of the closing of this sale, New GM assumed General Motors’ obligations under our four remaining franchise agreements.

The three dealerships to be closed in connection with these bankruptcies generated revenues of approximately $105.0 million in 2008, or about 2% of our total revenues of $4.6 billion.

MANAGEMENT’S PLAN FOR MANAGING THROUGH THE CURRENT ECONOMIC CRISIS

We expect the remainder of 2009 to continue to be a very challenging retail environment, which we believe will continue to negatively impact new vehicle, used vehicle and F&I revenue. In addition, the weak economic conditions have resulted in increasing momentum in period over period parts and service sales declines. We expect the luxury and mid-line import brands, which comprised approximately 87% of our light vehicle revenue in the second quarter of 2009, will increase their share of the U.S. market over the long term. Excluding the impact of impairment expenses in 2008, we expect to experience lower net income in 2009 as compared to 2008, as a result of our expectation (i) of lower new vehicle unit sales in 2009, (ii) that retail margins will remain under pressure while manufacturers bring supply in line with demand, and (iii) that consumers will continue to experience difficulty securing vehicle financing.

In response to the weakening U.S. automotive retail environment in 2008 and our expectation for continued weakness in U.S. automotive sales in 2009, we took action to align our expense structure to current business levels. These actions, which were initiated during the third quarter of 2008, include the relocation of our corporate offices, the elimination of our regional management structure and store-level productivity initiatives. The relocation of our corporate offices has delivered annualized cost savings of approximately $3.5 million resulting principally from staffing reductions, and expected rent savings would increase annualized savings to approximately $4.5 million. We expect that the elimination of our regional management structure will reduce our annual operating expenses by approximately $10.0 million, consisting of personnel and rent expense. We began to experience the benefit from our restructuring plans in January 2009, and we expect to receive full benefit beginning in September 2009. Our restructuring plans, store-level productivity initiatives and variable cost structure delivered $29.6 million in same store operating expense reduction during the second quarter of 2009, when compared to the prior year quarter.

Since the beginning of the fourth quarter of 2008, we have temporarily suspended our strategy of growing our business through acquisitions, eliminated our dividend payments and significantly reduced our capital expenditure plans. We have also focused on improving our working capital by (i) increasing our floor plan notes payable related to our loaner vehicles and new vehicles obtained from third-party dealerships, (ii) continuing to lower our inventory balances and (iii) improving our collection of contracts-in-transit and accounts receivable.

We are subject to a number of financial covenants in our various debt agreements. We have successfully modified those covenants to remove the most restrictive covenant, which in turn reduced the level of cash flow from operations necessary to remain in compliance with those covenants in the current depressed economic environment. In exchange for the removal of the most restrictive covenant, we agreed to (i) a reduction in total credit commitments, (ii) additional restrictions on new indebtedness and (iii) an increase in the interest rates on outstanding borrowings. Refer to the “Liquidity and Capital Resources” section below for further discussion of the covenant amendments.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009, Compared to the Three Months Ended June 30, 2008

	For the Three Months Ended June 30,
	2009	2008	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$517.7	$743.7	$(226.0)	(30)%
Used vehicle	242.4	289.2	(46.8)	(16)%
Parts and service	159.7	169.2	(9.5)	(6)%
Finance and insurance, net	22.6	36.8	(14.2)	(39)%

Total revenues	942.4	1,238.9	(296.5)	(24)%
GROSS PROFIT:
New vehicle	34.4	50.4	(16.0)	(32)%
Used vehicle	20.0	25.3	(5.3)	(21)%
Parts and service	78.9	86.4	(7.5)	(9)%
Finance and insurance, net	22.6	36.8	(14.2)	(39)%

Total gross profit	155.9	198.9	(43.0)	(22)%
OPERATING EXPENSES:
Selling, general and administrative	126.7	156.2	(29.5)	(19)%
Depreciation and amortization	5.9	5.4	0.5	9%
Other operating (income) expenses, net	(0.4)	2.0	(2.4)	(120)%

Income from operations	23.7	35.3	(11.6)	(33)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(4.7)	(7.5)	(2.8)	(37)%
Other interest expense	(9.0)	(9.3)	(0.3)	(3)%
Convertible debt discount amortization	(0.5)	(0.8)	(0.3)	(38)%
Interest income	0.1	0.3	(0.2)	(67)%

Total other expense, net	(14.1)	(17.3)	(3.2)	(18)%

Income before income taxes	9.6	18.0	(8.4)	(47)%
INCOME TAX EXPENSE	3.6	7.1	(3.5)	(49)%

INCOME FROM CONTINUING OPERATIONS	6.0	10.9	(4.9)	(45)%
DISCONTINUED OPERATIONS, net of tax	(0.5)	(0.5)	—	—%

NET INCOME	$5.5	$10.4	$(4.9)	(47)%

Income from continuing operations per common share—Diluted	$0.18	$0.34	$(0.16)	(47)%

Net income per common share—Diluted	$0.17	$0.32	$(0.15)	(47)%

	For the Three Months Ended June 30,
	2009	2008
REVENUE MIX PERCENTAGES:
New light vehicles	51.3%	56.2%
New heavy trucks	3.7%	3.8%
Used retail	20.7%	18.0%
Used wholesale	5.0%	5.3%
Parts and service	16.9%	13.7%
Finance and insurance, net	2.4%	3.0%

Total revenue	100.0%	100.0%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	21.2%	24.3%
New heavy trucks	0.9%	1.0%
Used retail	13.2%	13.0%
Used wholesale	(0.4)%	(0.2)%
Parts and service	50.6%	43.4%
Finance and insurance, net	14.5%	18.5%

Total gross profit	100.0%	100.0%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	81.3%	78.5%

Net income and income from continuing operations each decreased $4.9 million during the second quarter of 2009, as compared to the second quarter of 2008, primarily as a result of a $43.0 million (22%) decrease in gross profit, partially offset by a $29.5 million (19%) decrease in SG&A expense and a $2.8 million (37%) decrease in floor plan interest expense. Our operations during the three months ended June 30, 2009 and 2008 were impacted by certain items that are not core dealership items, which we believe are important to highlight when reviewing our results and should be considered when forecasting our future results. Income from continuing operations during 2009 and 2008 include “non-core items” as detailed in the table below:

	For the Three Months Ended June 30,
	2009	2008
	(In millions, except per share data)
NON–CORE ITEMS
Restructuring costs	$1.7	$0.3
Executive separation benefits expense	—	1.7
Dealer management system implementation costs	0.1	0.3
Tax benefit of non-core items above	(0.6)	(0.9)

Total non-core items	$1.2	$1.4

The non-core items shown in the table above include (i) restructuring costs consisting primarily of severance and retention expenses related to the relocation of our corporate headquarters and the elimination of our regional management structure, (ii) executive separation benefits in 2008 related to the departure of our former chief financial officer and (iii) implementation costs associated with transitioning our dealerships to DealerTrack’s Arkona dealer management system.

The $4.9 million decrease in income from continuing operations was a result of a decline in gross profit across all four of our business lines. The $43.0 million (22%) decrease in total gross profit was partially offset by our reduction of SG&A expense of $29.5 million (19%) and a $2.8 million (37%) decrease in floor plan interest expense, due to lower average new vehicle inventory balances and lower short-term interest rates.

The $296.5 million (24%) decrease in total revenue was primarily a result of a $226.0 million (30%) decrease in new vehicle revenue and a $46.8 million (16%) decrease in used vehicle revenue.

The $43.0 million (22%) decrease in total gross profit was a result of a $16.0 million (32%) decrease in new vehicle gross profit, a $14.2 million (39%) decrease in F&I gross profit and a $7.5 million (9%) decrease in parts and service gross profit. Our total gross profit margin increased 40 basis points to 16.5%, principally as a result of a mix shift to our higher margin parts and service business.

New Vehicle

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury brands	$164.0	$240.4	$(76.4)	(32)%
Mid-line import brands	249.3	365.5	(116.2)	(32)%
Mid-line domestic brands	65.1	84.1	(19.0)	(23)%
Value brands	4.5	6.1	(1.6)	(26)%

Total light vehicle revenue—same store(1)	482.9	696.1	(213.2)	(31)%
Heavy truck brands	34.6	47.6	(13.0)	(27)%

Total new vehicle revenue—same store(1)	517.5	743.7	(226.2)	(30)%
New vehicle revenue—acquisitions	0.2	—

New vehicle revenue, as reported	$517.7	$743.7	$(226.0)	(30)%

Revenue per new vehicle sold—same store(1)	$30,427	$30,040	$387	1%

Revenue per new vehicle sold—actual	$30,419	$30,040	$379	1%

New vehicle revenue mix—same store(1)
Luxury brands	32%	32%
Mid-line import brands	47%	50%
Mid-line domestic brands	13%	11%
Value brands	1%	1%
Heavy truck brands	7%	6%

Gross Profit:
New vehicle gross profit—same store(1)
Luxury brands	$15.2	$17.8	$(2.6)	(15)%
Mid-line import brands	13.4	24.2	(10.8)	(45)%
Mid-line domestic brands	4.2	6.0	(1.8)	(30)%
Value brands	0.2	0.4	(0.2)	(50)%

Total light vehicle gross profit—same store(1)	33.0	48.4	(15.4)	(32)%
Heavy truck brands	1.4	2.0	(0.6)	(30)%

Total new vehicle gross profit—same store(1)	34.4	50.4	(16.0)	(32)%
New vehicle gross profit—acquisitions	—	—

New vehicle gross profit, as reported	$34.4	$50.4	$(16.0)	(32)%

Gross profit per new vehicle sold—same store(1)	$2,023	$2,036	$(13)	(1)%

Gross profit per new vehicle sold —actual	$2,021	$2,036	$(15)	(1)%

New vehicle gross margin—same store(1)	6.6%	6.8%	(0.2)%	(3)%

New vehicle gross margin—actual	6.6%	6.8%	(0.2)%	(3)%

New vehicle gross profit mix—same store(1)
Luxury brands	44%	35%
Mid-line import brands	39%	48%
Mid-line domestic brands	12%	12%
Value brands	1%	1%
Heavy truck brands	4%	4%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2009	2008
New Vehicle Units:
New vehicle units—same store(1)
Luxury brands	3,458	5,177	(1,719)	(33)%
Mid-line import brands	10,179	15,095	(4,916)	(33)%
Mid-line domestic brands	1,905	2,785	(880)	(32)%
Value brands	217	314	(97)	(31)%

Total light vehicle retail units—same store(1)	15,759	23,371	(7,612)	(33)%
Fleet vehicles	741	688	53	8%

Total light vehicle units—same store(1)	16,500	24,059	(7,559)	(31)%
Heavy truck brands	508	698	(190)	(27)%

Total new vehicle units—same store(1)	17,008	24,757	(7,749)	(31)%
New vehicle units—acquisitions	11	—

New vehicle units—actual	17,019	24,757	(7,738)	(31)%

Total light vehicle units—same store(1)	16,500	24,059	(7,559)	(31)%
Total light vehicle units—acquisitions	11	—

Total light vehicle units	16,511	24,059	(7,548)	(31)%

New vehicle units mix—same store(1)
Luxury brands	20%	21%
Mid-line import brands	61%	61%
Mid-line domestic brands	11%	11%
Value brands	1%	1%
Heavy truck brands	3%	3%
Fleet vehicles	4%	3%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $226.0 million (30%) decrease in new vehicle revenue was primarily the result of a $213.2 million (31%) decrease in same store light vehicle revenue due to a 33% decrease in same store light vehicle retail unit sales.

The new vehicle business declined significantly throughout 2008, particularly in the second half of the year. The decline in the new vehicle business continued into the second quarter of 2009 and we continued to experience sales decreases across all brands; however, our sales decreases were generally in line with overall U.S. vehicle sales. New vehicle SAAR reached its lowest level since 1982, decreasing to approximately 9.6 million during the first half of 2009. Our revenue was impacted by the overall economic environment, the turmoil in the financial markets, which led to tighter lending standards for manufacturer captive and bank financing, including decreasing loan-to-value ratios and increasing credit score requirements for consumers. Unit volumes declined in each brand segment, including a 32% decrease in same store light vehicle retail unit sales from our mid-line domestic brands and 33% decreases from both our luxury and mid-line import brands. During the second quarter of 2009, the bankruptcies of General Motors and Chrysler, LLC resulted in the expected closure of approximately 1,800 of those brands’ U.S. dealerships.

The $16.0 million (32%) decrease in new vehicle gross profit was due to a $15.4 million (32%) decrease in same store light vehicle gross profit, resulting from a 33% decrease in same store light vehicle retail unit sales and a 20 basis point decrease in same store gross margin. The unit sales and margin decreases reflect a competitive marketplace with less business available due to the overall weak economic environment and tighter lending standards. In addition, we experienced a 45% decrease in our mid-line import gross profit as a result of a mix shift to lower priced, smaller and more fuel efficient vehicles, which have a lower gross margin than higher priced sport utility vehicles (SUV’s) and trucks.

Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions, except for per vehicle data)
Revenue:
Retail revenues—same store(1)
Light vehicle	$189.3	$223.1	$(33.8)	(15)%
Heavy trucks	5.3	0.9	4.4	489%

Total used retail revenues—same store(1)	194.6	224.0	(29.4)	(13)%
Retail revenues—acquisitions	0.3	—

Total used retail revenues	194.9	224.0	(29.1)	(13)%

Wholesale revenues—same store(1)	47.5	65.2	(17.7)	(27)%
Wholesale revenues—acquisitions	—	—

Total wholesale revenues	47.5	65.2	(17.7)	(27)%

Used vehicle revenue, as reported	$242.4	$289.2	$(46.8)	(16)%

Gross profit:
Retail gross profit—same store(1)
Light vehicle	$21.0	$25.7	$(4.7)	(18)%
Heavy trucks	(0.7)	—

Total used retail gross profit—same store(1)	20.3	25.7	(5.4)	(21)%
Retail gross profit—acquisitions	0.3	—

Total used retail gross profit	20.6	25.7	(5.1)	(20)%

Wholesale gross profit—same store(1)	(0.4)	(0.4)	—	—%

Wholesale gross profit—acquisitions	(0.2)	—

Total wholesale gross profit	(0.6)	(0.4)	(0.2)	(50)%

Used vehicle gross profit, as reported	$20.0	$25.3	$(5.3)	(21)%

Used retail units—same store(1)
Light vehicle	10,510	12,638	(2,128)	(17)%
Heavy trucks	139	28	111	396%

Total used retail units—same store(1)	10,649	12,666	(2,017)	(16)%
Used retail units—acquisitions	6	—

Used retail units—actual	10,655	12,666	(2,011)	(16)%

Used revenue PVR—same store(1)	$18,274	$17,685	$589	3%

Used revenue PVR—actual	$18,292	$17,685	$607	3%

Used gross profit PVR—same store(1)	$1,906	$2,029	$(123)	(6)%

Used gross profit PVR—actual	$1,933	$2,029	$(96)	(5)%

Used retail gross margin—same store(1)	10.4%	11.5%	(1.1)%	(10)%

Used retail gross margin—actual	10.6%	11.5%	(0.9)%	(8)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $46.8 million (16%) decrease in used vehicle revenue includes a $29.4 million (13%) decrease in same store retail revenue and a $17.7 million (27%) decrease in same store wholesale revenue. The $5.3 million (21%) decrease in used vehicle gross profit was primarily a result of a $5.4 million (21%) decrease in same store retail gross profit. The decrease in used vehicle retail revenue and gross profit reflect (i) a weak retail environment and (ii) a tighter lending environment, which in turn resulted in lower sales to sub-prime customers. We have experienced reduced used vehicle sales to sub-prime customers primarily as a result of tighter lending standards.

We continue to focus on inventory management, including aligning our inventory to meet consumer demands. We believe our used vehicle inventory is now better aligned with consumer demand, with approximately 38 days sales in our inventory as of June 30, 2009, as compared to approximately 40 days sales in our inventory as of June 30, 2008. We expect that this improvement in our used vehicle inventory will help mitigate the impact of the challenging economic environment on our used vehicle performance. In addition, we continue to focus on the growth of all used vehicle product offerings, including factory certified, traditional and low value trade-ins.

Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions)
Revenue:
Light vehicle—same store(1)	$144.6	$154.0	$(9.4)	(6)%
Heavy trucks	15.1	15.2	(0.1)	(1)%

Total revenue—same store(1)	159.7	169.2	(9.5)	(6)%

Revenues—acquisitions	—	—

Parts and service revenue, as reported	$159.7	$169.2	$(9.5)	(6)%

Gross profit:
Light vehicle—same store(1)	$74.1	$81.5	$(7.4)	(9)%
Heavy trucks	4.8	4.9	(0.1)	(2)%

Total gross profit—same store(1)	78.9	86.4	(7.5)	(9)%

Gross profit—acquisitions	—	—

Parts and service gross profit, as reported	$78.9	$86.4	$(7.5)	(9)%

Parts and service gross margin—same store(1)	49.4%	51.1%	(1.7)%	(3)%

Parts and service gross margin—actual	49.4%	51.1%	(1.7)%	(3)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $9.5 million (6%) decrease in parts and service revenues and $7.5 million (9%) decrease in parts and service gross profit were primarily due to lower customer pay work as we believe customers are delaying maintenance visits and large repair work as they reduce non-essential spending due to the difficult economic environment. Same store customer pay parts and service revenue and gross profit decreased $7.6 million (7%) and $7.3 million (11%), respectively. Same store revenue and gross profit from our wholesale parts business decreased $1.7 million (5%) and $0.3 million (4%), respectively.

We continue to focus on improving our customer pay business over the long term as we (i) continue to invest in additional service capacity, where appropriate, (ii) upgrade equipment, (iii) improve customer retention and customer satisfaction and (iv) capitalize on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2009	2008
	(In millions, except for per vehicle data)
Finance and insurance, net—same store(1)
Light vehicle	$22.6	$36.7	$(14.1)	(38)%
Heavy trucks	—	0.1	(0.1)	(100)%

Finance and insurance, net—same store(1)	22.6	36.8	(14.2)	(39)%

Finance and insurance, net—acquisitions	—	—

Finance and insurance, net as reported	$22.6	$36.8	$(14.2)	(39)%
F&I per vehicle sold—same store(1)	$817	$983	$(166)	(17)%

F&I per vehicle sold—actual	$817	$983	$(166)	(17)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

We evaluate our F&I performance on a per vehicle sold basis by dividing F&I gross profit by the number of vehicles sold during the period. F&I decreased $14.2 million (39%) during the second quarter of 2009 as compared to the second quarter of 2008. The decrease in same store F&I was a result of a 26% decrease in same store unit sales, as well as an 17% decrease in same store F&I per vehicle sold.

The decrease in F&I per vehicle sold was primarily attributable to (i) lower financing commissions due to tighter lending standards, (ii) lower F&I retro payments as a result of the sale of our remaining interest in a pool of extended maintenance contracts in the fourth quarter of 2008, and (iii) lower income as a result of our decision to discontinue providing direct customer financing. The tighter lending standards included lower loan to value ratios, which decrease our opportunity to offer customers our full menu of finance and insurance products. In addition, customers were very concerned about their monthly payment during the difficult economic environment. We expect to continue to mitigate these decreases by (a) improving our F&I results at our lower-performing stores, (b) continuing to refine and enhance the menu of products we offer our customers and (c) shifting away from sub-prime customers.

Selling, General and Administrative—

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2009	% of Gross Profit	2008	% of Gross Profit
	(Dollars in millions)
Personnel costs	$62.6	40.2%	$71.6	36.0%	$(9.0)	4.2%
Sales compensation	14.7	9.4%	21.2	10.7%	(6.5)	(1.3)%
Share-based compensation	(0.5)	(0.3)%	(0.6)	(0.3)%	0.1	—%
Outside services	13.5	8.7%	15.0	7.5%	(1.5)	1.2%
Advertising	7.6	4.9%	12.1	6.1%	(4.5)	(1.2)%
Rent	10.3	6.6%	12.9	6.5%	(2.6)	0.1%
Utilities	3.8	2.4%	4.1	2.1%	(0.3)	0.3%
Insurance	2.4	1.5%	4.1	2.1%	(1.7)	(0.6)%
Other	12.2	7.9%	15.8	7.8%	(3.6)	0.1%

Selling, general and administrative—same store (1)	$126.6	81.3%	$156.2	78.5%	$(29.6)	2.8%
Acquisitions	0.1		—

Selling, general and administrative—actual	$126.7		$156.2

Gross Profit—same store (1)	$155.8		$198.9

Gross Profit—actual	$155.9		$198.9

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 81.3% for the second quarter of 2009, as compared to 78.5% for the corresponding period in 2008. The 280 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes, including a 420 basis point increase in personnel costs. This was partially offset by (i) a 130 basis point decrease in sales compensation expense due to our focus on compensation plans and (ii) a 120 basis point decrease in advertising expense due to our focus on managing advertising spend in the current depressed retailed environment.

During the second quarter of 2009, we incurred $0.1 million of implementation costs associated with transitioning our dealerships to DealerTrack’s Arkona dealer management system, which are included in Outside Service Expense above. We expect to complete our dealership management system implementation by June 2010.

During the third quarter of 2008, we initiated a phased restructuring plan, which included the relocation of our corporate offices and the reorganization of our retail network. We completed the relocation of our corporate headquarters to Duluth, Georgia, during the first quarter of 2009. This relocation has delivered annualized pre-tax cost savings of approximately $3.5 million, resulting principally from staffing reductions, and expected rent savings would increase annualized savings to approximately $4.5 million. During the second quarter of 2009, we incurred pre-tax costs of approximately $1.7 million associated with our restructuring plans.

During the first quarter of 2009, we announced the elimination of our regional management structure. We expect that this restructuring will reduce our annual pre-tax operating expenses, consisting of personnel and rent expense, by approximately $10.0 million annually, and will be substantially complete by September 2009.

Finally, we are expanding our store-level productivity initiatives, focusing on personnel and advertising expenses, improved inventory management, and selected technology investments to enhance our efficiency. These efforts, combined with our restructuring initiatives and variable cost structure, significantly contributed to the $29.6 million (19%) reduction in same-store SG&A expense in the second quarter of 2009 compared to the second quarter of 2008.

SG&A expense as a percentage of gross profit is heavily dependent on our unit sales and overall gross profit generation. Therefore, we expect that, despite our cost reduction efforts, we will not be able to maintain our 2008 level of SG&A expense as a percentage of gross profit during 2009, in what we expect will continue to be a challenging retail environment.

Depreciation and Amortization—

The $0.5 million (9%) increase in depreciation and amortization expense was primarily the result of property and equipment acquired during the second half of 2008 and the first half of 2009, including the purchase of $207.9 million of previously leased property during the second quarter of 2008.

Other Operating Income (Expense)—

Other operating income (expense) includes gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items. Other non-core operating items during the second quarter of 2008 include executive separation benefits expense of $1.7 million related to the departure of our former chief financial officer.

Other Income (Expense)—

The $2.8 million (37%) decrease in floor plan interest expense was attributable to a lower average balance of new vehicle inventory and the lower short-term rate environment.

The $0.3 million (3%) decrease in other interest expense was primarily attributable to the repurchase of $59.8 million of senior subordinated notes in the fourth quarter of 2008, partially offset by interest expense on $151.1 million of mortgage borrowings in June 2008 in connection with the purchase of previously leased real estate.

During the second quarter of 2009 and 2008, we recognized $0.5 million and $0.8 million of convertible debt amortization associated with our 3% Notes. In accordance with FSP APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) since a portion of our 3% Notes will be settled in cash upon conversion, we separately account for the liability and equity components in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value is amortized to interest cost using the effective interest method. We expect that convertible debt amortization will total approximately $1.8 million in 2009.

Income Tax Expense—

The $3.5 million (49%) decrease in income tax expense was primarily a result of (i) an $8.4 million decrease in income before income taxes and (ii) a 190 basis point decrease in our effective tax rate from 39.4% for the 2008 period to 37.5% for the 2009 period. The decrease in our effective rate was primarily the result of a $0.1 million discrete item related to the reversal of certain tax reserves due to the completion of audits by certain state tax authorities as well as changes in certain permanent differences between book and tax income.

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

Discontinued Operations—

During the second quarter of 2009, we sold one franchise (one dealership location) and closed two franchises (one dealership location) and as of June 30, 2009, there were six franchises (four dealership locations) pending disposition. The $0.5 million, net of tax, net loss from discontinued operations during the second quarter of 2009 is a result of (i) $1.4 million, net of tax, of net operating losses of franchises sold or pending disposition as of June 30, 2009, including rent expense of idle facilities and legal expenses of franchises sold prior June 30, 2009, (ii) a $0.9 million, net of tax, of costs associated with a lease termination, partially offset by (iii) a $1.8 million, net of tax, gain on the sale of one franchise (one dealership location).

During the second quarter of 2008, we sold one franchise (one dealership location). The $0.5 million, net of tax, net loss from discontinued operations during the second quarter of 2008 is a result of $0.7 million, net of tax, of net operating losses of franchises sold prior to or pending disposition as of June 30, 2009, partially offset by a $0.2 million, net of tax, gain on the sale of one franchise (one dealership location).

We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and expect to refine our dealership portfolio through strategic divestitures.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2009, Compared to the Six Months Ended June 30, 2008

	For the Six Months Ended June 30,
	2009	2008	Increase (Decrease)	% Change
	(In millions, except per share data)

REVENUES:
New vehicle	$958.3	$1,438.4	$(480.1)	(33)%
Used vehicle	451.3	587.7	(136.4)	(23)%
Parts and service	321.7	336.6	(14.9)	(4)%
Finance and insurance, net	43.3	73.0	(29.7)	(41)%

Total revenues	1,774.6	2,435.7	(661.1)	(27)%
GROSS PROFIT:
New vehicle	61.8	96.8	(35.0)	(36)%
Used vehicle	39.6	52.0	(12.4)	(24)%
Parts and service	158.0	170.8	(12.8)	(7)%
Finance and insurance, net	43.3	73.0	(29.7)	(41)%

Total gross profit	302.7	392.6	(89.9)	(23)%
OPERATING EXPENSES:
Selling, general and administrative	249.7	311.1	(61.4)	(20)%
Depreciation and amortization	12.0	10.5	1.5	14%
Other operating expenses (income), net	(0.8)	1.7	(2.5)	(147)%

Income from operations	41.8	69.3	(27.5)	(40)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(9.6)	(15.8)	(6.2)	(39)%
Other interest expense	(19.0)	(18.3)	0.7	4%
Convertible debt discount amortization	(0.9)	(1.6)	(0.7)	(44)%
Interest income	0.1	1.3	(1.2)	(92)%

Total other expense, net	(29.4)	(34.4)	(5.0)	(15)%

Income before income taxes	12.4	34.9	(22.5)	(64)%
INCOME TAX EXPENSE	4.6	13.5	(8.9)	(66)%

INCOME FROM CONTINUING OPERATIONS	7.8	21.4	(13.6)	(64)%
DISCONTINUED OPERATIONS, net of tax	(2.0)	(0.9)	1.1	122%

NET INCOME	$5.8	$20.5	$(14.7)	(72)%

Income from continuing operations per common share—Diluted	$0.24	$0.66	(0.42)	(64)%

Net income per common share—Diluted	$0.18	$0.64	(0.46)	(72)%

	For the Six Months Ended June 30,
	2009	2008
REVENUE MIX PERCENTAGES:
New light vehicles	50.0%	55.6%
New heavy trucks	4.0%	3.5%
Used retail	20.7%	18.6%
Used wholesale	4.8%	5.5%
Parts and service	18.1%	13.8%
Finance and insurance, net	2.4%	3.0%

Total revenue	100.0%	100.0%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	19.4%	23.7%
New heavy trucks	1.0%	0.9%
Used retail	13.2%	13.5%
Used wholesale	(0.1)%	(0.2)%
Parts and service	52.2%	43.5%
Finance and insurance, net	14.3%	18.6%

Total gross profit	100.0%	100.0%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	82.5%	79.2%

Net income and income from continuing operations decreased $14.7 million and $13.6 million, respectively, during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily as a result of an $89.9 million (23%) decrease in gross profit, partially offset by a $61.4 million (20%) decrease in SG&A expense and a $6.2 million (39%) decrease in floor plan interest expense. Our operations during the six months ended June 30, 2009 and 2008 were impacted by certain items that are not core dealership items, which we believe are important to highlight when reviewing our results and should be considered when forecasting our future results. Income from continuing operations during 2009 and 2008 include “non-core items” as detailed in the table below:

	For the Six Months Ended June 30,
	2009	2008
	(In millions, except per share data)

NON–CORE ITEMS
Restructuring costs	$3.0	$0.3
Executive separation benefits expense	—	1.7
Dealer management system implementation costs	0.3	0.6
Legal settlements benefit	(1.5)	—
Tax benefit of non-core items above	(0.6)	(1.0)

Total non-core items	$1.2	$1.6

The $13.6 million (64%) decrease in income from continuing operations was a result of a decline in gross profit across all four of our business lines. The $89.9 million (23%) decrease in total gross profit was partially offset by our reduction of SG&A expense of $61.4 million (20%) and a $6.2 million (39%) decrease in floor plan interest expense, due to lower average new vehicle inventory balances and lower short-term interest rates.

The $661.1 million (27%) decrease in total revenue was primarily a result of a $480.1 million (33%) decrease in new vehicle revenue and a $136.4 million (23%) decrease in used vehicle revenue. The decrease in new vehicle revenue includes a $473.0 million (35%) decrease in same store light vehicle revenue, partially offset by $6.0 million derived from dealership acquisitions. The decrease in used vehicle revenue includes an $89.3 million (20%) decrease in same store retail revenue and a $49.8 million (37%) decrease in same store wholesale revenue, partially offset by a $2.7 million increase in used vehicle revenue derived from dealership acquisitions.

The $89.9 million (23%) decrease in total gross profit was primarily a result of a $35.0 million (36%) decrease in new vehicle gross profit, a $29.7 million (41%) decrease in F&I gross profit and a $12.4 million (24%) decrease in used vehicle gross profit. Our total gross profit margin increased 100 basis points to 17.1%, principally as a result of a mix shift to our higher margin parts and service business.

New Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury brands	$304.3	$474.9	(170.6)	(36)%
Mid-line import brands	441.8	691.4	(249.6)	(36)%
Mid-line domestic brands	125.9	175.7	(49.8)	(28)%
Value brands	9.2	12.2	(3.0)	(25)%

Total light vehicle revenue—same store(1)	881.2	1,354.2	(473.0)	(35)%
Heavy truck brands	71.1	84.2	(13.1)	(16)%

Total new vehicle revenue—same store(1)	952.3	1,438.4	(486.1)	(34)%
New vehicle revenue—acquisitions	6.0	—

New vehicle revenue, as reported	$958.3	$1,438.4	$(480.1)	(33)%

Revenue per new vehicle sold—same store(1)	$30,751	$30,198	$553	2%

Revenue per new vehicle sold—actual	$30,696	$30,198	$498	2%

New vehicle revenue mix—same store(1)
Luxury brands	32%	33%
Mid-line import brands	47%	48%
Mid-line domestic brands	13%	12%
Value brands	1%	1%
Heavy truck brands	7%	6%

Gross Profit:
New vehicle gross profit—same store(1)
Luxury brands	$24.7	$35.3	$(10.6)	(30)%
Mid-line import brands	24.8	44.8	(20.0)	(45)%
Mid-line domestic brands	8.4	12.3	(3.9)	(32)%
Value brands	0.5	0.7	(0.2)	(29)%

Total light vehicle gross profit—same store(1)	58.4	93.1	(34.7)	(37)%
Heavy truck brands	3.0	3.7	(0.7)	(19)%

Total new vehicle gross profit—same store(1)	61.4	96.8	(35.4)	(37)%
New vehicle gross profit—acquisitions	0.4	—

New vehicle gross profit, as reported	$61.8	$96.8	$(35.0)	(36)%

Gross profit per new vehicle sold—same store(1)	$1,983	$2,032	$(49)	(2)%

Gross profit per new vehicle sold—actual	$1,980	$2,032	$(52)	(3)%

New vehicle gross margin—same store(1)	6.4%	6.7%	(0.3)%	(4)%

New vehicle gross margin—actual	6.4%	6.7%	(0.3)%	(4)%

New vehicle gross profit mix—same store(1)
Luxury brands	40%	36%
Mid-line import brands	40%	46%
Mid-line domestic brands	14%	13%
Value brands	1%	1%
Heavy truck brands	5%	4%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2009	2008
New Vehicle Units:

New vehicle units—same store(1)
Luxury brands	6,515	10,167	(3,652)	(36)%
Mid-line import brands	18,011	28,010	(9,999)	(36)%
Mid-line domestic brands	3,727	5,516	(1,789)	(32)%
Value brands	423	617	(194)	(31)%

Total light vehicle retail units—same store(1)	28,676	44,310	(15,634)	(35)%
Fleet vehicles	1,200	2,018	(818)	(41)%

Total light vehicle units—same store(1)	29,876	46,328	(16,452)	(36)%
Heavy truck brands	1,092	1,305	(213)	(16)%

Total new vehicle units—same store(1)	30,968	47,633	(16,665)	(35)%
New vehicle units—acquisitions	251	—

New vehicle units—actual	31,219	47,633	(16,414)	(34)%

Total light vehicle units—same store (1)	29,876	46,328	(16,452)	(36)%

Total light vehicle units—acquisitions	251	—

Total light vehicle units	30,127	46,328	(16,201)	(35)%

New vehicle units mix—same store(1)
Luxury brands	21%	21%
Mid-line import brands	58%	59%
Mid-line domestic brands	12%	12%
Value brands	1%	1%
Heavy truck brands	4%	3%
Fleet vehicles	4%	4%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $480.1 million (33%) decrease in new vehicle revenue was primarily the result of a $473.0 million (35%) decrease in same store light vehicle revenue due to a 35% decrease in same store light vehicle retail unit sales.

The new vehicle business declined significantly throughout 2008, particularly in the second half of the year. The decline in the new vehicle business continued into the first six months of 2009 and we continued to experience sales decreases across all brands; however, our sales decreases were generally in line with overall U.S. vehicle sales. Our revenue was impacted by turmoil in the financial markets, which led to tighter lending standards for manufacturer captive and bank financing, including decreasing loan-to-value ratios and increasing credit score requirements for consumers. Unit volumes declined in each brand segment, including a 36% decrease in same store light vehicle retail unit sales from both our luxury and mid-line import brands and a 32% decrease in our mid-line domestic brands.

The $35.0 million (36%) decrease in new vehicle gross profit was due to a $34.7 million (37%) decrease in same store light vehicle gross profit, resulting from a 35% decrease in same store light vehicle retail unit sales and a 30 basis point decrease in same store gross margin. The unit sales and margin decreases reflect a competitive marketplace with less business available due to the overall weak economic environment and tighter lending standards. In addition, we experienced a 45% decrease in our mid-line import gross profit as a result of a mix shift to lower priced, smaller and more fuel efficient vehicles, which have a lower gross margin than higher priced sport utility vehicles (SUV’s) and trucks.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions, except for per vehicle data)
Revenue:
Retail revenues—same store(1)
Light vehicle	$356.9	$449.7	$(92.8)	(21)%
Heavy trucks	7.2	3.7	3.5	95%

Total used retail revenues—same store(1)	364.1	453.4	(89.3)	(20)%
Retail revenues—acquisitions	2.0	—

Total used retail revenues	366.1	453.4	(87.3)	(19)%

Wholesale revenues—same store(1)	84.5	134.3	(49.8)	(37)%
Wholesale revenues—acquisitions	0.7	—

Total wholesale revenues	85.2	134.3	(49.1)	(37)%

Used vehicle revenue, as reported	$451.3	$587.7	$(136.4)	(23)%

Gross profit:
Retail gross profit—same store(1)
Light vehicle	$40.5	$52.6	$(12.1)	(23)%
Heavy trucks	(0.8)	0.1	(0.9)	(900)%

Total used retail gross profit—same store(1)	$39.7	$52.7	$(13.0)	(25)%
Retail gross profit—acquisitions	0.2	—

Total used retail gross profit	39.9	52.7	(12.8)	(24)%

Wholesale gross profit—same store(1)	(0.3)	(0.7)	0.4	57%
Wholesale gross profit—acquisitions	—	—

Total wholesale gross profit	(0.3)	(0.7)	0.4	57%

Used vehicle gross profit, as reported	$39.6	$52.0	$(12.4)	(24)%

Used retail units—same store(1)
Light vehicle	20,011	25,241	(5,230)	(21)%
Heavy trucks	199	103	96	93%

Total used retail units—same store(1)	20,210	25,344	(5,134)	(20)%

Used retail units—acquisitions	133	—

Used retail units—actual	20,343	25,344	(5,001)	(20)%

Used revenue PVR—same store(1)	$18,016	$17,890	$126	1%

Used revenue PVR—actual	$17,996	$17,890	$106	1%

Used gross profit PVR—same store(1)	$1,964	$2,079	$(115)	(6)%

Used gross profit PVR—actual	$1,961	$2,079	$(118)	(6)%

Used retail gross margin—same store(1)	10.9%	11.6%	(0.7)%	(6)%

Used retail gross margin—actual	10.9%	11.6%	(0.7)%	(6)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $136.4 million (23%) decrease in used vehicle revenue includes an $89.3 million (20%) decrease in same store retail revenue and a $49.8 million (37%) decrease in same store wholesale revenue. The $12.4 million (24%) decrease in used vehicle gross profit was primarily a result of a $13.0 million (25%) decrease in same store retail gross profit. The decrease in used vehicle retail revenue and gross profit reflect (i) a weak retail environment and (ii) a tighter lending environment, which in turn resulted in lower sales to sub-prime customers.

Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions)
Revenue:
Light vehicle—same store(1)	$288.7	$306.5	$(17.8)	(6)%
Heavy trucks	30.7	30.1	0.6	2%

Total revenue—same store(1)	319.4	336.6	(17.2)	(5)%

Revenues—acquisitions	2.3	—

Parts and service revenue, as reported	$321.7	$336.6	$(14.9)	(4)%

Gross profit:
Light vehicle—same store(1)	$147.2	$161.3	$(14.1)	(9)%
Heavy trucks	9.7	9.5	0.2	2%

Total gross profit—same store(1)	156.9	170.8	(13.9)	(8)%

Gross profit—acquisitions	1.1	—

Parts and service gross profit, as reported	$158.0	$170.8	$(12.8)	(7)%

Parts and service gross margin—same store(1)	49.1%	50.7%	(1.6)%	(3)%

Parts and service gross margin—actual	49.1%	50.7%	(1.6)%	(3)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $14.9 million (4%) decrease in parts and service revenues and $12.8 million (7%) decrease in parts and service gross profit were primarily due to lower customer pay work as we believe customers are delaying maintenance visits and large repair work as they reduce non-essential spending due to the difficult economic environment. Same store customer pay parts and service revenue and gross profit decreased $14.7 million (7%) and $14.4 million (11%), respectively. Same store revenue and gross profit from our wholesale parts business decreased $3.4 million (4%) and $0.7 million (4%), respectively.

Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2009	2008
	(In millions, except for per vehicle data)
Finance and insurance, net—same store(1)
Light vehicle	$42.9	$72.9	$(30.0)	(41)%
Heavy trucks	0.1	0.1	—	0%

Finance and insurance, net—same store(1)	43.0	73.0	(30.0)	(41)%

Finance and insurance—acquisitions	0.3	—

Finance and insurance, net as reported	$43.3	$73.0	$(29.7)	(41)%

F&I per vehicle sold—same store(1)	$840	$1,000	$(160)	(16)%

F&I per vehicle sold—actual	$840	$1,000	$(160)	(16)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I decreased $29.7 million (41%) during the first six months of 2009 as compared to 2008, as a result of a $30.0 million (41%) decrease in same store F&I, partially offset by $0.3 million derived from dealership acquisitions. The decrease in same store F&I was a result of a 30% decrease in same store unit sales, as well as a 16% decrease in same store F&I per vehicle sold.

The decrease in F&I per vehicle sold was primarily attributable to (i) lower financing commissions due to tighter lending standards, (ii) lower income as a result of our decision to discontinue providing direct customer financing and (iii) lower F&I retro payments as a result of the sale of our remaining interest in a pool of extended maintenance contracts in the fourth quarter of 2008. The tighter lending standards included lower loan to value ratios, which decrease our opportunity to offer customers our full menu of finance and insurance products. In addition, customers were very concerned about their monthly payment during the difficult economic environment.

Selling, General and Administrative—

	For the Six Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2009	% of Gross Profit	2008	% of Gross Profit
	(Dollars in millions)

Personnel costs	$121.8	40.5%	$145.0	36.9%	$(23.2)	3.6%
Sales compensation	27.7	9.2%	41.4	10.5%	(13.7)	(1.3)%
Share-based compensation	0.9	0.3%	0.7	0.2%	0.2	0.1%
Outside services	23.6	7.8%	29.1	7.4%	(5.5)	0.4%
Advertising	14.3	4.8%	22.2	5.7%	(7.9)	(0.9)%
Rent	20.7	6.9%	26.6	6.8%	(5.9)	0.1%
Utilities	8.4	2.8%	8.8	2.2%	(0.4)	0.6%
Insurance	6.9	2.3%	6.9	1.8%	—	0.5%
Other	24.1	8.0%	30.4	7.7%	(6.3)	0.3%

Selling, general and administrative—same store (1)	$248.4	82.6%	$311.1	79.2%	$(62.7)	3.4%
Acquisitions	1.3		—

Selling, general and administrative—actual	$249.7		$311.1

Gross Profit—same store (1)	$300.7		$392.6

Gross Profit—actual	$302.7		$392.6

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 82.6% for the first six months of 2009, as compared to 79.2% for the corresponding period in 2008. The 340 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes, including a 360 basis point increase in personnel costs. This was partially offset by (i) a 130 basis point decrease in sales compensation expense due to our focus on compensation plans and (ii) a 90 basis point decrease in advertising expense due to our focus on managing advertising spend in the current depressed retail environment.

Depreciation and Amortization—

The $1.5 million (14%) increase in depreciation and amortization expense was primarily the result of property and equipment acquired during 2008 and the first half of 2009, including the purchase of $207.9 million of previously leased property during the second quarter of 2008.

Other Operating Income (Expense)—

Other operating income (expense) includes gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items. Other non-core operating items during the first six months of 2008 include executive separation benefits expense of $1.7 million related to the departure of our former chief financial officer.

Other Income (Expense)—

The $6.2 million (39%) decrease in floor plan interest expense was attributable to a lower average balance of new vehicle inventory and the lower short-term rate environment.

The $0.7 million (4%) increase in other interest expense was primarily attributable to interest expense on $151.1 million of mortgage borrowings during June 2008 in connection with the purchase of previously leased real estate, partially offset by the repurchase of $59.8 million of senior subordinated notes in the fourth quarter of 2008.

During the first six months of 2009 and 2008, we recognized $0.9 million and $1.6 million of convertible debt amortization associated with our 3% Notes. In accordance with FSP APB 14-a, since a portion of our 3% Notes will be settled in cash upon conversion, we separately account for the liability and equity components in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value is amortized to interest cost using the effective interest method.

Income Tax Expense—

The $8.9 million (66%) decrease in income tax expense was primarily a result of (i) a $22.5 million decrease in income before income taxes and (ii) a 160 basis point decrease in our effective tax rate from 38.7% for the 2008 period to 37.1% for the 2009 period. The decrease in our effective rate was primarily the result of a $0.3 million discrete item related to the reversal of certain tax reserves due to the completion of audits by certain state tax authorities as well as changes in permanent differences between book and tax income.

Discontinued Operations—

During the first six months of 2009, we sold three franchises (two dealership locations) and closed two franchises (one dealership location), and as of June 30, 2009, there were six franchises (four dealership locations) pending disposition. The $2.0 million, net of tax, net loss from discontinued operations during the first six months of 2009 is a result of (i) $2.4 million, net of tax, of net operating losses of franchises sold or pending disposition as of June 30, 2009, including rent expense of idle facilities and legal expenses of franchises sold prior June 30, 2009, (ii) a $1.5 million, net of tax, costs associated with a lease termination, partially offset by (iii) a $1.9 million, net of tax, gain on the sale of three franchises (two dealership locations).

During the first six months of 2008, we sold five franchises (four dealership locations). The $0.9 million, net of tax, net loss from discontinued operations during the first six months of 2008 is a result of $0.7 million, net of tax, of net operating losses of franchises sold prior to or pending disposition as of June 30, 2009, partially offset by a $0.2 million, net of tax, loss on the sale of four franchises (three dealership locations).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had cash and cash equivalents of approximately $41.9 million and working capital of $194.8 million. During the second quarter of 2009, we entered into an agreement with Wachovia Bank, National Association, a national banking association, whereby we placed $8.0 million of cash into two restricted cash accounts to be used to repay two of our mortgages. In the third quarter of 2009, we used this restricted cash to repay the two mortgages. As a result we have classified $8.0 million as Restricted Cash on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009.

Currently, including the impact of the amendments discussed below, we have a $150.0 million revolving credit facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”) for working capital, general corporate purposes and acquisitions. Our ability to borrow from the BofA Revolving Credit Facility is limited by an asset-based borrowing base calculation, our operating cash flows and various financial covenants contained in our debt and lease agreements. Based upon the borrowing base calculation the availability under the BofA Revolving Facility is currently limited to $135.9 million and our financial covenants do not currently further limit our ability to borrow under the BofA Revolving Facility.

Currently, we also have a $50.0 million used vehicle floor plan facility with JPMorgan Chase Bank, N.A. and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”) for working capital, capital expenditures and general corporate purposes. Our ability to borrow from the JPMorgan Used Vehicle is limited by a calculation based upon our used inventory balance, our operating cash flows and various financial covenants contained in our debt and lease agreements. Based upon our used inventory balance the availability under the JPMorgan Used Vehicle Floor Plan Facility is currently limited to $35.7 million and our financial covenants do not currently further limit our ability to borrow under the JPMorgan Used Vehicle Floor Plan Facility.

Beginning in the fourth quarter of 2009 our trailing twelve month calculations of our EBITDA-based financial covenants will no longer include the benefit of the $34.2 million gain on the repurchase of subordinated notes that we recorded in the fourth quarter of 2008. For a detailed discussion of our financial covenants, see “Covenants” below.

We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. We believe that our cash and cash equivalents on hand as of June 30, 2009, the funds that will be generated through future operations, and the funds available for borrowings under our revolving credit facilities, floor plan facilities, mortgage financing and asset sales will be sufficient to fund our debt service and working capital requirements, commitments and contingencies, debt repayments, acquisitions, capital expenditures and any seasonal operating requirements for at least the next twelve months.

Amendments to Loan Agreements

In May 2009, we amended our Master Loan Agreement with Wachovia Bank, National Association, a national banking association, and Wachovia Financial Services, Inc., a North Carolina corporation (collectively referred to as, “Wachovia”, and the Master Loan Agreement being referred to as, the “Wachovia Master Loan Agreement”). The key components of this first amendment are as follows:

•	The removal of the total leverage ratio financial covenant through the full term of the agreement;

•

Significant additional limitations on our ability to incur new indebtedness other than (i) permitted floorplan indebtedness, (ii) a one-time real estate loan in an amount not to exceed $12.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness;

•	At our option, after April 30, 2010, we may revert back to our original total leverage ratio financial covenant and remove the limitation related to any new indebtedness; and

•

A modification to the definition of (i) EBITDA, excluding gains or losses on the repurchase of debt, and (ii) Fixed Charges, excluding non-cash, non-floor plan interest expense and the cash portion of income taxes associated with gains on the repurchase of long-term debt.

In July 2009, we amended our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility. We paid usual customary fees in conjunction with the execution of these amendments. The amendments provide us with additional flexibility under each of the revolving credit facilities by:

•	Eliminating the total leverage ratio; and

•	Reducing the fixed coverage charge ratio from 1.20 to 1.00 to 1.10 to 1.00 for each four fiscal quarter period ending on or prior to September 30, 2010.

The amendments also modify each of the revolving credit facilities by:

•

Imposing significant additional limitations on our ability to incur new indebtedness other than (i) permitted floorplan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $12.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness;

•

Effective for the four fiscal quarter period ending March 31, 2010, modifying the definitions of (i) “Consolidated EBITDA” by excluding gains and losses and other expenses on repurchases of long-term debt, and (ii) “Consolidated Fixed Charge Coverage Ratio” by excluding from the calculation any taxes paid as a result of any gains on repurchases of long-term debt; and

•

Increasing the applicable margin from 1.5% to 2% and the undrawn commitment fee from 0.25% to 0.35% under the JPMorgan Used Vehicle Floor Plan Facility and increasing the fees and rates payable by us under the BofA Revolving Credit Facility in accordance with the revised pricing grid set forth below:

Pricing Level	Utilization Rate	Commitment Fee	Letter of Credit Fee	Eurodollar Rate +	Base Rate +
1	Less than or equal to 25%	0.40%	2.75%	3.00%	2.00%
2	Less than or equal to 50% but greater than 25%	0.50%	3.25%	3.50%	2.50%
3	Greater than 50%	0.60%	3.75%	4.00%	3.00%

In addition, the amendment to our BofA Revolving Credit Facility modifies that facility by:

•	Reducing the EBITDA component of our borrowing base calculation;

•	Reducing the swing line credit availability from $25.0 million to $20.0 million; and

•	Requiring us to reduce the total credit availability from $175.0 million to $150.0 million.

Pursuant to these amendments, at any time after April 30, 2010, we have the option upon thirty days’ written notice to the applicable administrative agent to reinstate the total leverage ratio and revert to the restrictions regarding additional debt set forth in the applicable revolving credit facility prior to the amendment.

Covenants

We are subject to a number of financial covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our financial covenants as of June 30, 2009.

Our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility (as defined above) and certain of our mortgages and/or guarantees related to such mortgages include financial covenants with the following requirements (capitalized terms represent terms defined in the applicable agreements): (i) our Current Ratio as of the end of any fiscal quarter must not be less than 1.20 to 1 (our ratio was 1.53 to 1 as of June 30, 2009); (ii) our Fixed Charge Coverage Ratio for any period of four fiscal quarters must not be less than 1.20 to 1 (our ratio was 1.63 to 1 as of June 30, 2009); (iii) our Consolidated Total Leverage Ratio (which was eliminated by the amendments described above) must not at any time be more than 5.00 to 1 (our ratio was 4.52 to 1 as of June 30, 2009); and (iv) our Consolidated Total Senior Leverage Ratio must not at any time be more than 3.00 to 1 (our ratio was 1.45 to 1 as of June 30, 2009).

Our guarantees under the Wachovia Master Loan Agreement include certain financial covenants with the following requirements (capitalized terms represent terms defined in the applicable agreements): (i) a Current Ratio of at least 1.20 to 1 (our ratio was approximately 1.51 to 1 as of June 30, 2009); (ii) a Fixed Charge Coverage Ratio of at least 1.20 to 1 (our ratio was approximately 1.78 to 1 as of June 30, 2009); and (iii) an Adjusted Net Worth of at least $350.0 million (our Adjusted Net Worth was approximately $616.7 million as of June 30, 2009).

Certain of our lease agreements include financial covenants with the following requirements (capitalized terms represent terms defined in the applicable agreements): (i) a Current Ratio of at least 1.20 to 1 (our ratio was approximately 1.58 to 1 as of June 30, 2009), and (ii) an EBITDA plus rent expense (“EBITDAR”) Ratio of at least 1.50 to 1 (our ratio was 2.25 to 1 as of June 30, 2009). A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same landlord under a cross-default provision and (b) the landlord would have a claim for liquidated damages equaling the difference between fair market rent being paid, calculated over the lease term plus the landlord’s actual damages, to the extent to which the rents accelerated under the applicable lease and/or other leases with the same landlord under a cross-default provision.

Share Repurchase and Dividends

We repurchased 26,711 shares of our common stock for $0.1 million from employees in connection with the net share settlement of employee share-based awards during 2009.

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

	For the Six Months Ended June 30,
	2009	2008
	(In millions)
Reconciliation of Cash provided by Operating Activities to Adjusted Cash provided by operating Activities
Cash provided by operating activities, as reported	$29.1	$106.1
New vehicle floor plan borrowings (repayments)—non-trade, net	(35.3)	(18.5)
Floor plan notes payable—trade divestitures	7.7	4.6

Cash provided by operating activities, as adjusted	$1.5	$92.2

Operating Activities—

Net cash provided by operating activities totaled $29.1 million and $106.1 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Net cash provided by operating activities, as adjusted, totaled $1.5 million and $92.2 million for the six months ended June 30, 2009 and 2008, respectively. Net cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The decrease in our cash provided by operating activities, as adjusted, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was primarily the result of (i) $43.3 million related to the timing of collection of accounts receivable and contracts-in-transit, (ii) a $8.3 million decrease related to the timing of payment of accounts payable and accrued expenses, (iii) restricted cash associated with the repayment of two mortgage notes payable, (iv) a $6.7 million decrease in net income adjusted for non-cash items, partially offset by (v) $21.5 million related to timing of sale of inventory and repayment of the related floor plan notes payable.

Investing Activities—

Net cash provided by investing activities totaled $16.9 million for the six months ending June 30, 2009. Net cash used in investing activities totaled $258.3 million for the six months ending June 30, 2008. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sale of property and equipment.

Capital expenditures were $4.8 million and $31.5 million for the six months ended June 30, 2009 and 2008, respectively. Our capital investments consisted of upgrades of our existing facilities and equipment purchases. We received $1.9 million in construction reimbursements from lessors in connection with our sale-leaseback agreements during the six months ended June 30, 2008. We expect that capital expenditures during 2009 will be limited to necessary maintenance on our existing facilities and completion of current construction projects, and will total between $10.0 and $15.0 million.

During the six months ended June 30, 2008, we paid $41.9 million to acquire one franchise (one dealership location). Included in the $41.9 million was $17.1 million of goodwill, $9.7 million of inventory, $7.5 million of franchise rights, $7.3 million of property and equipment, $0.2 million of loaner vehicles and $0.1 million of deferred acquisition costs. We financed this acquisition by using (i) $33.9 million of cash, (ii) $7.6 million of floor plan borrowings for the purchase of new vehicle inventory and (iii) $0.4 million of loaner vehicle financing.

Proceeds from the sale of assets totaled $22.2 million and $20.7 million for the six months ended June 30, 2009 and 2008, respectively. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash used in financing activities totaled $95.7 during the six months ended June 30, 2009. Net cash provided by financing activities totaled $133.6 during the six months ended June 30, 2008.

During the six months ended June 30, 2009 and 2008, proceeds from borrowings amounted to $0.9 million and $187.5 million, respectively. During the first six months of 2009 and 2008, repayments of borrowings amounted to $57.3 million and $24.3 million, respectively. The proceeds from borrowings and repayments during the 2008 period were primarily related to mortgage borrowings in connection with the purchases of previously leased real estate. The repayments of borrowings during the six months ended June 30, 2009, were primarily related to repayment of amounts borrowed from our BofA Revolving Credit Facility.

We borrowed $7.6 million from our floor plan facilities for the purchase of inventory in connection with dealership acquisitions during the six months ended June 30, 2008.

We repaid $2.9 million and $2.8 million of non-trade affiliated floor plan notes payable associated with sale of dealerships during the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2008, we paid two $0.225 per share dividends totaling $14.4 million. In addition, we repurchased $0.1 million and $1.2 million from employees in connection with the net share settlement of employee share-based awards during the six months ended June 30, 2009 and 2008, respectively.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 8% Notes, our 7.625% Notes, and the agreements governing our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. Such limits are calculated by adding 50% of cumulative net income or subtracting 100% of cumulative net losses (the “Cumulative Net Income Basket”); however, under our most restrictive covenant we are nevertheless allowed to spend $15.0 million in addition to amounts provided by the Cumulative Net Income Basket to repurchase common stock or pay dividends. As of June 30, 2009, our ability to repurchase common stock or pay dividends was limited to $2.3 million under our most restrictive covenant. In addition, notwithstanding the limitations mentioned above, we may spend up to $2.0 million per year to repurchase common stock.

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

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a customer prepays or defaults on a retail sales contract or cancels an insurance or warranty contract. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 8% and 27%. Our F&I chargebacks from continuing operations for the six months ended June 30, 2009 and 2008 were $5.7 million, and $10.7 million, respectively. Our chargeback reserves were $13.6 million and $15.2 million as of June 30, 2009 and December 31, 2008, respectively. A 1% change in our estimate for all our products would have changed our finance and insurance, net by approximately $1.4 million.

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

Insurance Reserves—

We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of June 30, 2009 and December 31, 2008, we had $11.1 million and $10.6 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Insurance losses for the six months ended June 30, 2009 and 2008, totaled $10.4 million and $10.2 million, respectively.

Notes Receivable Reserves –

As of June 30, 2009 and December 31, 2008, we had outstanding notes receivable from consumer loans of $11.8 million and $16.0 million, respectively. These notes have initial terms ranging from 12 to 72 months, with the majority being 48 months and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. Our loss histories indicate our future credit losses will be approximately 25% of notes receivable. Our allowance for credit losses was $2.9 million and $3.1 million as of June 30, 2009 and December 31, 2008, respectively. A 1% change in our estimate of notes receivable losses during 2009 would change our Finance and Insurance, net by approximately $0.1 million.

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

Our used light vehicle loss histories have indicated that our losses range between 2% and 6% of our used light vehicle inventory. Our used light vehicle losses for the six months ended June 30, 2009 and 2008 were $4.6 million and $7.9 million, respectively. As of June 30, 2009, our used light vehicle loss reserve was $2.2 million or 3.2% of used light vehicle inventory. As of December 31, 2008, our used light vehicle loss reserve was $3.1 million, or 5.7% of used light vehicle inventory. We continue to focus on inventory management, including aligning our inventory to meet consumer demands. We believe our used vehicle inventory is now better aligned with consumer demand, with approximately 38 days sales in our inventory as of June 30, 2009. As of June 30, 2009, each 1% change in our estimate would change our used light vehicle reserve approximately $0.7 million.

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

	For the Six Months Ended June 30,
	2009	2008
	(In millions)
Reconciliation of Cash provided by Operating Activities to Adjusted Cash provided by operating Activities
Cash provided by operating activities, as reported	$29.1	$106.1
New vehicle floor plan borrowings (repayments)—non-trade, net	(35.3)	(18.5)
Floor plan notes payable—trade divestitures	7.7	4.6

Cash provided by operating activities, as adjusted	$1.5	$92.2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $501.3 million of total variable rate debt (including floor plan notes payable) outstanding as June 30, 2009, a 1% change in interest rates would result in a change of approximately $5.0 million to our annual other interest expense.

We received $3.7 million of interest credit assistance from certain automobile manufacturers during the six months ended June 30, 2009. Interest credit assistance reduced cost of sales (including amounts classified as discontinuing operations) for the six months ended June 30, 2009, by $7.1 million and reduced new vehicle inventory by $4.7 million and $8.1 million as of June 30, 2009 and December 31, 2008, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

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

In addition, we have an interest rate swap with a current notional principal amount of $12.6 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

The effect of derivative instruments on the Condensed Consolidated Statement of Income for the three months ended June 30, 2009 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in OCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$1.8	Floor plan interest expense	$(1.2)	$—	$—	NA

Interest rate swaps	$—	Other interest expense	$(0.1)	$—	$—	NA

Interest rate swaps	NA	Floor plan interest expense	NA	$(0.2)	$—	NA

The effect of derivative instruments on the Condensed Consolidated Statement of Income for the six months ended June 30, 2009 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in OCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(1.4)	Floor plan interest expense	$(2.2)	$—	$—	NA

Interest rate swaps	$(0.1)	Other interest expense	$(0.2)	$—	$—	NA

Interest rate swaps	NA	Floor plan interest expense	NA	$(0.3)	$—	NA

On the basis of yield curve conditions as June 30, 2009, we anticipate that the amount expected to be reclassified out of Accumulated Other Comprehensive Income (“AOCI”) into earnings in the next 12 calendar months will be a loss of $4.7 million. However, this $4.7 million loss represents hedging activity that fixes the interest rates on only 22% of our variable rate debt, including floor plan notes payable, and therefore if the current low interest rate environment continues we would experience the benefit of low interest rates on 78% of our variable rate debt.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheet as of June 30, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives Designed as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$6.6
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.4

Fair value estimates reflect making a credit adjustment to the discount rate applied to all expected cash flows under the swap. We used a discount rate of 20 percent for all prospective periods. This adjustment is designed to reflect our creditworthiness. Other than that assumption, all other inputs to the valuation reflect level 2 inputs.

Market Risk Disclosures as of June 30, 2009:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(6.3)
Interest Rate Swap*	$12.6	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.7)

*	This swap is amortizing. At the last quarter, its notional value will be $11.3 million.

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

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.5% premium over the market price of our common stock at the time of pricing. As of June 30, 2009, the strike price was $44.74 as a result of our decision to increase our quarterly dividend by $0.025 to $0.225 in the third and fourth quarter of 2007 and the first three quarters of 2008. Under the terms of the warrant transactions we are required to issue shares of our common stock to the Counterparties in the event of a conversion of our 3% Notes at a strike price above $44.74.

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

During the second quarter of 2009, we expanded the utilization of the Arkona Dealer Management System, which has been implemented at approximately 48% of our dealerships. As appropriate, we are modifying the documentation of the internal control process and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in our internal control over financial reporting during the second quarter of the fiscal year ending December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The risks described below supplement the risks described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009, and should be read in conjunction with the risk factors and information disclosed in our Annual Report.

Under our modified revolving credit facilities and mortgage agreements, our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future and adversely affect our ability to conduct our business.

During the second and third quarters of 2009, we eliminated total leverage ratio covenants in our revolving credit facilities with Bank of America, N.A. and JPMorgan Chase Bank N.A., and the mortgage agreements and guarantees for mortgages held with Wachovia Bank, National Association, and Wachovia Financial Services, Inc. See “Amendments to Loan Agreements” under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources. In connection with eliminating these covenants, we agreed to, among other things, significant additional limitations on our ability to incur new indebtedness other than (i) permitted floor plan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $12,000,000, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness. For example, the amended agreements prohibit us from incurring certain unsecured subordinated indebtedness that was permitted under the agreements prior to the amendments. In addition, we agreed to reduce the total credit availability under our Bank of America revolving credit facility from $175.0 million to $150.0 million. The additional limitations on new indebtedness, the reduction in total credit availability and the financial covenants contained in our debt agreements could have a material adverse effect on our liquidity and operations if we require additional funds to conduct our business, including funds for working capital, capital expenditures, acquisitions and other corporate purposes.

Under the terms of these amended debt instruments, at our option after April 30, 2010, we may revert back to our original total leverage ratio covenants and remove the limitations on additional indebtedness. However, we cannot give any assurance that we will be able to satisfy these total leverage ratio covenants in the future. Our failure to satisfy these total leverage ratio covenants would prohibit us from reverting back to the original covenants and removing the limitations on additional indebtedness.

In addition, failure to satisfy our total leverage ratio or other financial covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings unless compliance with the covenants is waived. Obtaining such waivers often requires the payment to the bank lenders of certain fees. If we fail to satisfy any of these covenants, we could be required to apply our available cash to repay these borrowings and we could be prevented from making debt service payments on our 8% Notes, our 7.625% Notes, and our 3% Notes. In many cases, defaults under one of our agreements could trigger cross default provisions in our other agreements. If we are unable to comply with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. In light of current depressed conditions in the automotive industry and the exceptionally difficult current conditions in the credit markets generally, we cannot give any assurance that we would be able to successfully take these actions.

Recent vehicle manufacturer bankruptcies could have a material adverse effect on our financial condition and results of operations.

Chrysler LLC and General Motors Corporation (the “Domestic Manufacturers”) completed their reorganizations under Chapter 11 bankruptcy protection on June 10, 2009 and July 10, 2009, respectively. In connection with these reorganizations, Chrysler terminated the franchise agreement for one of our four Chrysler dealerships and General Motors notified us that it will not renew the franchise agreements for two of our six General Motors dealerships when they expire in November 2010. We expect to close these General Motors dealerships in the third quarter of 2009.

Although we expect the closure of these three dealerships will not have a material impact on our financial condition or results of operations, we believe the Domestic Manufacturers’ bankruptcies increase certain operational risks to our remaining Chrysler and General Motors dealerships relative to our other dealerships. These risks include, but are not limited to:

•	a failure of the Domestic Manufacturers to supply our dealerships with an adequate number of vehicles;

•	a failure of the Domestic Manufacturers to produce desirable vehicles or a delay in the introduction of new or competitive makes or models;

•	a disruption in delivery or availability of parts by the Domestic Manufacturers;

•	a reduction or discontinuance by the Domestic Manufacturers of incentives, warranties and similar programs intended to promote and support new vehicle sales;

•	a deterioration of the reputation of the Domestic Manufacturers’ products and related decrease in consumer demand for such products; and

•	a disruption in the availability of financing for our new vehicle inventory or consumer credit for the purchase or lease of vehicles or negative changes in the terms of such financing.

The occurrence of one or more of the foregoing events could have a material adverse effect on our sales volumes and profitability of our remaining Chrysler and General Motors dealerships and lead to the impairment of our franchise rights, inventory, fixed assets and other related assets, which in turn could have a material adverse effect on our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The results of the votes cast at the Company’s Annual Meeting on April 29, 2009 were as follows:

Election of Class I Directors:

(elected until 2012):

	For	Withheld
Janet M. Clarke	22,923,925	5,732,979
Dennis Clements	26,111,081	2,545,823
Michael J. Durham	23,029,005	5,627,899

The names of the other directors whose terms of office continued after the Company’s Annual Meeting are as follows:

Class II Directors

(term expires 2010)

Thomas C. DeLoach Jr.

Philip F. Maritz

Jeffrey I. Wooley

Class III Directors

(term expires 2011)

Juanita T. James

Vernon E. Jordan, Jr.

Eugene S. Katz

Charles R. Oglesby

Ratification of appointment of Ernst & Young LLP as independent auditors for 2009:

For	27,993,486
Against	52,504
Abstain	610,914
Non Votes	—

Approval of the amendment and restatement of our 2002 Equity Incentive Plan:

For	18,939,852
Against	4,015,297
Abstain	616,719
Non Votes	5,085,036

Approval of the amendment and restatement of our Key Executive Incentive Compensation Plan:

For	21,057,726
Against	1,897,588
Abstain	616,554
Non Votes	5,085,036

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description of Documents

10.1	Amended and Restated 2002 Equity Incentive Plan of Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.2	Amended and Restated Asbury Automotive Group, Inc. Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.3	Letter Agreement between Michael S. Kearney and Asbury Automotive Group, Inc., dated April 29, 2009 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.4	Severance Agreement between Michael S. Kearney and Asbury Automotive Group, Inc., dated as of April 29, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.5	Severance Agreement between Craig T. Monaghan and Asbury Automotive Group, dated as of April 29, 2009 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.6	Severance Agreement between Philip R. Johnson and Asbury Automotive Group, Inc., dated as of April 29, 2009 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.7	Modification Number Two to Master Loan Agreement, dated as of May 7, 2009, between certain subsidiaries of Asbury Automotive Group, Inc. as the Borrowers, and Wachovia Bank, National Association and Wachovia Financial Services, Inc., as the Lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.8	Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, between Asbury Automotive Group, Inc. and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.9	Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, between Asbury Automotive Group, Inc. and Wachovia Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: July 30, 2009	By:	/s/ CHARLES R. OGLESBY
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

Date: July 30, 2009	By:	/s/ CRAIG T. MONAGHAN
	Name:	Craig T. Monaghan
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit List

Exhibit Number	Description of Documents

10.1	Amended and Restated 2002 Equity Incentive Plan of Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.2	Amended and Restated Asbury Automotive Group, Inc. Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.3	Letter Agreement between Michael S. Kearney and Asbury Automotive Group, Inc., dated April 29, 2009 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.4	Severance Agreement between Michael S. Kearney and Asbury Automotive Group, Inc., dated as of April 29, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.5	Severance Agreement between Craig T. Monaghan and Asbury Automotive Group, dated as of April 29, 2009 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.6	Severance Agreement between Philip R. Johnson and Asbury Automotive Group, Inc., dated as of April 29, 2009 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.7	Modification Number Two to Master Loan Agreement, dated as of May 7, 2009, between certain subsidiaries of Asbury Automotive Group, Inc. as the Borrowers, and Wachovia Bank, National Association and Wachovia Financial Services, Inc., as the Lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.8	Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, between Asbury Automotive Group, Inc. and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.9	Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, between Asbury Automotive Group, Inc. and Wachovia Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.