Form 10-Q
period 2009-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2009-10-30
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-31262

ASBURY AUTOMOTIVE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	01-0609375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2905 Premiere Parkway NW, Suite 300 Duluth, Georgia	30097
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 28, 2009 was 32,277,389 (net of 4,817,342 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33.7	$91.6
Contracts-in-transit	39.6	63.8
Accounts receivable (net of allowance of $0.8 and $0.9, respectively)	82.0	82.2
Inventories	426.3	666.6
Deferred income taxes	8.8	10.9
Assets held for sale	64.2	50.4
Other current assets	46.0	54.2

Total current assets	700.6	1,019.7
PROPERTY AND EQUIPMENT, net	438.4	476.7
DEFERRED INCOME TAXES, net of current portion	87.3	100.0
OTHER LONG-TERM ASSETS	45.3	54.5

Total assets	$1,271.6	$1,650.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$244.0	$478.2
Floor plan notes payable—non-trade	66.4	134.6
Current maturities of long-term debt	8.2	58.8
Accounts payable and accrued liabilities	131.8	151.3
Liabilities associated with assets held for sale	27.7	31.6

Total current liabilities	478.1	854.5
LONG-TERM DEBT	520.6	540.9
OTHER LONG-TERM LIABILITIES	31.9	28.9
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 37,094,731 and 36,711,885 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	455.5	453.5
Accumulated deficit	(134.0)	(147.2)
Treasury stock, at cost; 4,817,342 and 4,760,218 shares, respectively	(74.6)	(74.5)
Accumulated other comprehensive loss	(6.3)	(5.6)

Total stockholders’ equity	241.0	226.6

Total liabilities and stockholders’ equity	$1,271.6	$1,650.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
New vehicle	$560.5	$673.4	$1,495.4	$2,077.6
Used vehicle	243.4	248.8	679.8	825.1
Parts and service	152.8	165.3	467.3	495.3
Finance and insurance, net	26.3	31.9	68.9	104.2

Total revenues	983.0	1,119.4	2,711.4	3,502.2
COST OF SALES:
New vehicle	520.4	626.5	1,395.2	1,936.7
Used vehicle	224.0	228.0	621.6	753.1
Parts and service	75.9	82.2	236.2	244.8

Total cost of sales	820.3	936.7	2,253.0	2,934.6

GROSS PROFIT	162.7	182.7	458.4	567.6
OPERATING EXPENSES:
Selling, general and administrative	129.4	147.3	374.0	453.1
Depreciation and amortization	5.6	6.0	17.3	16.3
Other operating (income) expense, net	(0.2)	(0.1)	(1.0)	1.6

Income from operations	27.9	29.5	68.1	96.6
OTHER INCOME (EXPENSE):
Floor plan interest expense	(4.2)	(6.9)	(13.6)	(22.5)
Other interest expense	(9.4)	(10.8)	(28.0)	(28.9)
Convertible debt discount amortization	(0.5)	(0.8)	(1.4)	(2.4)
Interest income	—	0.1	0.1	1.4
Loss on extinguishment of long-term debt	—	(1.7)	—	(1.7)

Total other expense, net	(14.1)	(20.1)	(42.9)	(54.1)

Income before income taxes	13.8	9.4	25.2	42.5
INCOME TAX EXPENSE	4.3	2.5	8.5	15.2

INCOME FROM CONTINUING OPERATIONS	9.5	6.9	16.7	27.3
DISCONTINUED OPERATIONS, net of tax	(2.1)	(1.4)	(3.5)	(1.3)

NET INCOME	$7.4	$5.5	$13.2	$26.0

EARNINGS (LOSS) PER COMMON SHARE:
Basic—
Continuing operations	$0.30	$0.22	$0.52	$0.86
Discontinued operations	(0.07)	(0.05)	(0.11)	(0.04)

Net income	$0.23	$0.17	$0.41	$0.82

Diluted—
Continuing operations	$0.29	$0.21	$0.51	$0.85
Discontinued operations	(0.07)	(0.04)	(0.11)	(0.05)

Net income	$0.22	$0.17	$0.40	$0.80

CASH DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.23	$—	$0.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32.0	31.7	31.9	31.8
Performance share units	0.1	0.2	0.1	0.3
Restricted stock	0.2	0.2	0.2	0.1
Stock options	0.8	—	0.8	0.1

Diluted	33.1	32.1	33.0	32.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$13.2	$26.0
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	17.3	16.3
Stock-based compensation	1.6	1.2
Deferred income taxes	15.5	8.7
Loss on extinguishment of long-term debt	—	1.7
Loaner vehicle amortization	5.9	5.4
Other adjustments, net	8.7	10.3
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	24.2	52.9
Accounts receivable	(15.8)	18.4
Proceeds from the sale of accounts receivable	16.1	15.4
Inventories	267.3	117.3
Other current assets	(29.6)	(39.1)
Floor plan notes payable—trade	(234.0)	258.0
Floor plan notes payable—trade divestitures	(10.2)	(5.9)
Accounts payable and accrued liabilities	(21.1)	(31.0)
Other long-term assets and liabilities, net	0.6	3.0

Net cash provided by operating activities	59.7	458.6

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(6.1)	(60.1)
Construction reimbursements associated with sale-leaseback agreements	—	1.9
Acquisitions	—	(41.9)
Purchases of previously leased real estate	—	(207.9)
Proceeds from the sale of assets	25.3	26.1
Other investing activities	(0.6)	(0.2)

Net cash provided by (used in) investing activities	18.6	(282.1)

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	238.4	1,881.9
Floor plan borrowings—acquisitions	—	7.6
Floor plan repayments—non-trade	(303.7)	(2,259.4)
Floor plan repayments—non-trade divestitures	(2.9)	(2.8)
Payments of dividends	—	(21.4)
Proceeds from borrowings	0.9	248.9
Repayments of borrowings	(67.7)	(59.9)
Payments of deferred finance fees	(2.2)	(2.4)
Purchase of treasury stock associated with net share settlement of employee share-based awards	(0.1)	(1.2)
Proceeds from the exercise of stock options	1.1	0.2

Net cash used in financing activities	(136.2)	(208.5)

Net decrease in cash and cash equivalents	(57.9)	(32.0)
CASH AND CASH EQUIVALENTS, beginning of period	91.6	53.4

CASH AND CASH EQUIVALENTS, end of period	$33.7	$21.4

See Note 10 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

We are one of the largest automotive retailers in the United States, operating 106 franchises (81dealership locations) in 21 metropolitan markets within 11 states as of September 30, 2009. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. We offer 37 domestic and foreign brands of new vehicles, including 7 heavy truck brands. We also operate 25 collision repair centers that serve customers in our local markets.

During the first quarter of 2009, we completed the relocation of our corporate headquarters to Duluth, Georgia, and announced the elimination of our regional management structure. Our retail network is made up of the following locally-branded dealership groups: our Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando; our Courtesy dealerships operating in Tampa, Florida; our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia; our Nalley dealerships operating in Atlanta, Georgia; our McDavid dealerships operating throughout Texas; our North Point dealerships operating in Little Rock, Arkansas; our California dealerships operating in Los Angeles and Fresno; our Plaza dealerships operating in St. Louis, Missouri; and our Gray-Daniels dealerships operating in Jackson, Mississippi.

The automotive retail market declined significantly throughout 2008, reflecting the impact of weak economic conditions in the U.S. and globally, including turmoil in the debt markets, broad declines in the equity markets, low consumer confidence, rising unemployment and continued weakness in the housing market. The effects of these conditions have continued through the third quarter of 2009, as the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S., which was over 16.0 million from 1999 to 2007, decreased to approximately 10.2 million for the first nine months of 2009. Tighter lending standards for automotive financing and certain manufacturers’ decisions to reduce support of customer leasing programs have limited some customers’ ability to purchase or otherwise acquire vehicles. While U.S. vehicle sales for all major vehicle manufacturers have declined during the recent difficult economic environment, U.S. domestic manufacturers have experienced a disproportionate amount of the decline in U.S. industry-wide vehicle sales over recent years.

These conditions were partially offset in the third quarter of 2009 by the federal government’s Car Allowance Rebate System (“CARS”) program, otherwise known as “Cash for Clunkers”. This program provided consumers a rebate of between $3,500 and $4,500 if they traded in an eligible vehicle in connection with the purchase of a more fuel-efficient new vehicle. It is estimated by the U.S. Department of Transportation that this program led to the sale of nearly 700,000 new vehicles during July and August, and the U.S. new vehicle retail SAAR reached 14.1 million in August 2009. We sold approximately 3,300 new vehicles in connection with the CARS program, and we believe the attention that this program created increased traffic at our stores and led to additional new and used vehicle sales that were not part of the CARS program. In September 2009, after the expiration of the CARS program, the U.S. new vehicle SAAR was 9.2 million. The federal government’s CARS program may have accelerated future demand into the third quarter of 2009 and as a result sales volumes experienced during the quarter may not be sustainable in any future periods.

MANAGEMENT’S RESPONSE TO THE CURRENT ECONOMIC ENVIRONMENT

Notwithstanding the improved financial results we experienced due to the CARS program, we expect the remainder of 2009 to continue to be a very challenging retail environment, which we believe will continue to negatively impact new vehicle revenue and the associated F&I revenue. In addition, the weak economic conditions have resulted in period-over-period parts and service sales declines. We expect the luxury and mid-line import brands, which comprised approximately 87% of our light vehicle revenue in the third quarter of 2009, will continue to increase their share of the U.S. market over the long-term. Excluding the impact of impairment expenses in 2008, we expect to experience lower net income in 2009 as compared to 2008, as a result of our expectations (i) of lower revenues and gross profit margins across all of our business lines in 2009, and (ii) that consumers will continue to experience difficulty securing vehicle financing.

In response to the weakening U.S. automotive retail environment in 2008 and our expectation for continued weakness in U.S. automotive sales in 2009, we took a number of actions designed to reduce our overhead and more closely align the expense structure of our dealerships to current business levels. These actions, which were initiated during the third quarter of 2008, include the relocation of our corporate offices, the elimination of our regional management structure and store-level productivity initiatives. The relocation of our corporate offices has delivered annualized cost savings resulting principally from staffing reductions, and expected rent savings would increase annualized savings. Beginning in the third quarter of 2009, we began to recognize virtually all of the annualized rent and personnel savings related to the elimination of the regional management structure. We began to experience the benefit from our restructuring plans in January 2009, and we expect to begin to receive the full recurring benefit beginning in 2010. Our restructuring plans, store-level productivity initiatives and variable cost structure delivered $17.9 million in operating expense reduction during the third quarter of 2009, when compared to the prior-year quarter.

Since the beginning of the fourth quarter of 2008, we have temporarily suspended our strategy of growing our business through acquisitions, eliminated our dividend payments, significantly reduced our capital expenditure plans, generated $12.9 million in net proceeds from the sale of assets and paid down $75 million (12%) of our non-floor plan debt. Also during this period, we have focused on improving our working capital by (i) increasing our floor plan notes payable related to loaner vehicles and new vehicles obtained from third-party dealerships, (ii) continuing to lower our inventory balances and (iii) improving our collection of contracts-in-transit and accounts receivable.

We are also currently engaged in additional store-level productivity initiatives, including (i) the transition to one common dealership management system, (ii) centralized processing of payroll and (iii) the consolidation of dealership accounting functions. We believe that our current liquidity position and plans for adhering to a disciplined capital spending budget will allow us to maintain operational growth, including the initiatives mentioned above, through our operating cash flow.

We are subject to a number of financial covenants in our various debt agreements. We have recently modified certain of those covenants in a manner which in turn reduced the level of cash flow from operations necessary to remain in compliance with those covenants in the current depressed economic environment. In connection therewith, we agreed to (i) a reduction in total credit commitments, (ii) additional restrictions on new indebtedness and (iii) an increase in the interest rates on outstanding borrowings. Refer to the “Long-Term Debt” footnote for further discussion of our debt agreements and the covenant amendments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. In addition, certain immaterial amounts have been reclassified to conform to the current presentation.

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

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for a full year period. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 have been classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale. In addition, the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 have been reclassified to reflect the status of our discontinued operations as of September 30, 2009.

As of January 1, 2009, we adopted a new accounting standard and began separately accounting for the liability and equity components of our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Notes”) in a manner that reflected our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value is amortized to interest cost using the effective interest method.

The adoption of this new standard, which required retrospective application, resulted in adjustments to Long-Term Debt, Equity and Interest Expense on the accompanying Condensed Consolidated Balance Sheets and Statements of Income related to our 3% Notes. We have determined that the value of our 3% Notes as of September 30, 2009 and December 31, 2008, was $56.0 million and $54.6 million, respectively, compared to $62.0 million of face value. These balances reflect the accretion of the value of the convertible feature of the debt, assuming a nonconvertible debt borrowing rate of 7.6% at issuance. As of September 30, 2009 and December 31, 2008, the unamortized balance, which reduces the balance of our 3% Notes, was $6.0 million and $7.4 million, respectively. The remaining balance will be fully amortized by September 30, 2012. As a result, interest expense for the nine months ended September 30, 2009 and 2008 increased by $1.4 million and $2.4 million, respectively. Additionally, our accumulated deficit as of January 1, 2009, increased by $7.2 million, and our additional paid-in capital as of January 1, 2009, increased by $11.1 million.

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

Earnings Per Share

Basic earnings per share is computed for all periods presented by dividing net income by our weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. There were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2,443,526 and 4,887,052 shares of our common stock at an exercise price of $44.74 per share. In addition, our 3% Notes are convertible into our common stock at a current exercise price of $33.73 per share. The shares issuable upon exercise of warrants and 3% Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share, because their inclusion would be anti-dilutive.

Statements of Cash Flows

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the manufacturer of a particular new vehicle (“Non-trade”), and all floor plan notes payable relating to pre-owned vehicles, are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer of a particular new vehicle (“Trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“FASB ASC”) Topic 105, which created a single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, other than guidance issued by the U.S. Securities and Exchange Commission (“SEC”) and its staff. The standard is not intended to change U.S. generally accepted accounting principles (“GAAP”), but rather to remove specific references to accounting literature from filings with the SEC and focus on the effects of the literature on entities’ financial statements. We adopted this standard as of September 30, 2009.

3. ACQUISITIONS

During the nine months ended September 30, 2009, we did not acquire any dealerships. During the nine months ended September 30, 2008, we acquired one franchise (one dealership location), for an aggregate purchase price of $41.9 million. We financed this acquisition through the use of (i) $33.9 million of cash, (ii) $7.6 million of floor plan borrowings from our former committed credit facility with JPMorgan Chase Bank, N.A. for the purchase of new vehicle inventory, and (iii) $0.4 million of loaner vehicle financing.

During the nine months ended September 30, 2009, we were awarded one Jeep franchise, which was added to our Chrysler/Dodge location in Greensboro, North Carolina. During the nine months ended September 30, 2008, we were awarded two smart franchises, which were added to our Mercedes-Benz locations in St. Louis, Missouri and Tampa, Florida. We did not pay any amounts in connection with acquiring these three franchises.

4. INVENTORIES

Inventories consisted of the following:

	As of
	September 30, 2009	December 31, 2008
	(In millions)
New vehicles	$308.6	$562.2
Used vehicles	76.5	59.9
Parts and accessories	41.2	44.5

Total inventories	$426.3	$666.6

The lower of cost or market reserves reduced total inventory cost by $7.0 million and $5.6 million as of September 30, 2009 and December 31, 2008, respectively. In addition to the inventories shown above, we have $11.4 million and $22.9 million of inventory as of September 30, 2009 and December 31, 2008, respectively, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they are associated with franchises held for sale.

5. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date, and (ii) real estate not currently used in our operations that we intend to sell and the related mortgage notes payable, if applicable.

Assets associated with pending dispositions as of September 30, 2009 totaled $45.9 million, which included $22.4 million of real estate assets. Liabilities associated with pending dispositions totaled $27.7 million, including $17.1 million of mortgage notes payable, as of September 30, 2009. During the nine months ended September 30, 2009, we sold four franchises (three dealership locations). Assets associated with pending dispositions totaled $32.6 million as of December 31, 2008. Liabilities associated with pending dispositions totaled $20.6 million as of December 31, 2008.

Assets held for sale also includes real estate not currently used in our operations that we intend to sell totaling $18.3 million and $17.8 million as of September 30, 2009 and December 31, 2008, respectively. There were no liabilities associated with our real estate assets held for sale as of September 30, 2009. Liabilities associated with our real estate assets held for sale totaled $11.0 million as of December 31, 2008.

In July 2009, we repaid $8.0 million of mortgage notes payable that was related to Assets Held for Sale.

A summary of assets held for sale and liabilities associated with assets held for sale was as follows:

	As of
	September 30, 2009	December 31, 2008
	(In millions)
Assets:
Inventories	$11.4	$22.9
Property and equipment, net	43.8	19.6
Manufacturer franchise rights	9.0	7.9

Total assets	64.2	50.4
Liabilities:
Floor plan notes payable	10.6	20.6
Mortgage notes payable	17.1	8.0
Other	—	3.0

Total liabilities	27.7	31.6

Net assets held for sale	$36.5	$18.8

6. LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	September 30, 2009	December 31, 2008
	(In millions)
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $4.8 million and $5.6 million, respectively)	$174.6	$173.8
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes Due 2012 ($62.0 million face value, net of discounts of $6.0 million and $7.4 million, respectively)	56.0	54.6
Mortgage notes payable bearing interest at fixed and variable rates	154.9	177.5
Revolving credit facility	—	50.0
Other	0.1	0.6

	528.8	599.7
Less: current portion	(8.2)	(58.8)

Long-term debt	$520.6	$540.9

In May 2009, we amended our Master Loan Agreement with Wachovia Bank, National Association, a national banking association, and Wachovia Financial Services, Inc., a North Carolina corporation. The key components of this amendment are as follows:

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

In July 2009, we amended our revolving credit facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”), and our used vehicle floor plan facility with JPMorgan Chase Bank, N.A. and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”). The amendments provide us with additional flexibility under each of the revolving credit facilities by:

•	Eliminating the total leverage ratio; and

•	Reducing the fixed charge coverage ratio from 1.20 to 1.00 to 1.10 to 1.00 for each of the four fiscal quarter periods ending on or prior to September 30, 2010.

The amendments also modify each of the credit facilities by:

•

Imposing significant additional limitations on our ability to incur new indebtedness other than (i) permitted floorplan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $12.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness;

•

Effective for each four fiscal quarter period ending on or after March 31, 2010, modifying the definitions of (i) “Consolidated EBITDA” by excluding gains and losses and other expenses on repurchases of long-term debt, and (ii) “Consolidated Fixed Charge Coverage Ratio” by excluding from the calculation any taxes paid as a result of any gains on repurchases of long-term debt; and

•

Increasing the applicable interest rate margin from 1.5% to 2% and the undrawn commitment fee from 0.25% to 0.35% under the JPMorgan Used Vehicle Floor Plan Facility and increasing the fees and rates payable by us under the BofA Revolving Credit Facility in accordance with the revised pricing grid set forth below:

Pricing Level	Utilization Rate	Commitment Fee	Letter of Credit Fee	Eurodollar Rate +	Base Rate +
1	Less than or equal to 25%	0.40%	2.75%	3.00%	2.00%
2	Less than or equal to 50% but greater than 25%	0.50%	3.25%	3.50%	2.50%
3	Greater than 50%	0.60%	3.75%	4.00%	3.00%

In addition, the amendment to our BofA Revolving Credit Facility modifies that facility by:

•	Reducing the EBITDA component of our borrowing base calculation;

•	Reducing the swing line credit availability from $25.0 million to $20.0 million and providing that the making of swing line loans is at the discretion of the swing line lender; and

•	Requiring us to reduce the total credit availability from $175.0 million to $150.0 million.

Pursuant to these amendments, at any time after April 30, 2010, we have the option upon thirty days’ written notice to the applicable administrative agent to reinstate the total leverage ratio and revert to the restrictions regarding additional debt set forth in the applicable revolving credit facility prior to the amendment.

7. FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying amounts of our accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable and interest rate swap agreements approximate fair value due either to length of maturity or existence of variable interest rates, which approximate market rates. The fair market value of our long-term debt is based on reported market value. A summary of the carrying values and fair market values of our 8% Senior Subordinated Notes due 2014 (the “8% Notes”), 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”) and our 3% Notes are as follows:

	As of
	September 30, 2009	December 31, 2008
	(In millions)
Carrying Value:
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $4.8 million and $5.6 million, respectively)	$174.6	$173.8
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($62.0 million face value, net of discounts of $6.0 million and $7.4 million, respectively)	56.0	54.6

Total carrying value	$373.8	$371.6

Fair Market Value:
8% Senior Subordinated Notes due 2014	$162.4	$85.2
7.625% Senior Subordinated Notes due 2017	125.3	64.4
3% Senior Subordinated Convertible Notes due 2012	44.8	23.3

Total fair market value	$332.5	$172.9

We have an interest rate swap with a current notional principal amount of $125.0 million. This swap was designed to provide a hedge against changes in interest rates on an equivalent amount of our variable rate floor plan notes payable through maturity in June 2013. This swap is collateralized by our assets on which we have not otherwise granted a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

In addition, we have an interest rate swap with a current notional principal amount of $12.4 million. This swap was designed to provide a hedge against changes in interest rates on an equivalent amount of our variable rate mortgage notes payable through maturity in June 2011. The notional value of this swap is reduced over its term. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the three months ended September 30, 2009 (in millions) is as follows:

Derivative in Cash Flow Hedging Relationships	Effective Results Recognized in OCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(3.5)	Floor plan interest expense	$(1.2)	$—	$—	NA

Interest rate swaps	$(0.1)	Other interest expense	$(0.1)	$—	$—	NA

Interest rate swaps	NA	Floor plan interest expense	NA	$(0.1)	$—	NA

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the nine months ended September 30, 2009 (in millions) is as follows:

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in OCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(4.9)	Floor plan interest expense	$(3.4)	$—	$—	NA

Interest rate swaps	$(0.2)	Other interest expense	$(0.3)	$—	$—	NA

Interest rate swaps	NA	Floor plan interest expense	NA	$(0.4)	$—	NA

On the basis of yield curve conditions as of September 30, 2009, we anticipate that the amount expected to be reclassified out of Accumulated Other Comprehensive Income (“AOCI”) into earnings in the next 12 calendar months will be a loss of $4.8 million. However, this anticipated $4.8 million loss relates to hedging activity that fixes the interest rates on only 35% of our variable rate debt, including floor plan notes payable and, therefore, if the current low interest rate environment continues we believe we would experience a benefit from low interest rates on 65% of our variable rate debt.

Fair Values of Derivative Instruments on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$9.0
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.3

Fair value estimates involve making a credit adjustment to LIBOR-based discount rates, by adjusting these discount rates by an amount deemed to be reflective of our credit risks (for amounts due from us) and the credit risks of the applicable swap counterparty (for cash flows due to us). Other than that assumption, all other inputs to the valuation reflect level 2 inputs.

Market Risk Disclosures as of September 30, 2009:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(8.6)
Interest Rate Swap*	$12.4	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.7)

*	This swap is amortizing. Immediately prior to maturity, its notional value will be $11.3 million.

8. COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Net income	$7.4	$5.5	$13.2	$26.0
Other comprehensive income:
Change in fair value of cash flow swaps	(2.3)	(0.2)	(1.6)	0.4
Amortization of expired cash flow swaps	0.1	0.2	0.4	0.5
Income tax expense associated with cash flow swaps	0.8	—	0.5	(0.4)

Comprehensive income	$6.0	$5.5	$12.5	$26.5

9. DISCONTINUED OPERATIONS

During the nine months ended September 30, 2009, we sold four franchises (three dealership locations) and closed six franchises (three dealership locations) four of which were included in discontinued operations. There were three franchises (two dealership locations) pending disposition as of September 30, 2009. The accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 have been reclassified to reflect the status of our discontinued operations as of September 30, 2009.

The following table provides further information regarding our discontinued operations as of September 30, 2009, and includes the results of businesses sold prior to September 30, 2009:

	For the Three Months Ended September 30, 2009			For the Three Months Ended September 30, 2008
(Dollars in millions)	Sold/Closed	Pending Disposition (a)	Total	Sold/Closed (b)	Pending Disposition (a)	Total
Franchises:
Mid-line Domestic	4	—	4	11	—	11
Mid-line Import	1	1	2	1	1	2
Value	—	—	—	—	—	—
Luxury	—	2	2	4	2	6

Total	5	3	8	16	3	19

Revenues	$6.7	$36.6	$43.3	$61.4	$39.0	$100.4
Cost of sales	6.0	31.1	37.1	51.8	33.0	84.8

Gross profit	0.7	5.5	6.2	9.6	6.0	15.6
Operating expenses	5.4	4.7	10.1	11.2	5.2	16.4

Income (loss) from operations	(4.7)	0.8	(3.9)	(1.6)	0.8	(0.8)
Other income (expense), net	—	(0.4)	(0.4)	(1.2)	(0.1)	(1.3)
Gain (loss) on disposition of discontinued operations, net	0.9	—	0.9	(0.2)	—	(0.2)

Loss before income taxes	(3.8)	0.4	(3.4)	(3.0)	0.7	(2.3)
Income tax benefit	1.5	(0.2)	1.3	1.2	(0.3)	0.9

Discontinued operations, net of tax	$(2.3)	$0.2	$(2.1)	$(1.8)	$0.4	$(1.4)

(a)	Franchises pending disposition as of September 30, 2009
(b)	Franchises were sold between July 1, 2008 and September 30, 2009

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
(Dollars in millions)	Sold/Closed	Pending Disposition (a)	Total	Sold/Closed (b)	Pending Disposition (a)	Total
Franchises:
Mid-line Domestic	5	—	5	13	—	13
Mid-line Import	1	1	2	2	1	3
Value	—	—	—	1	—	1
Luxury	2	2	4	4	2	6

Total	8	3	11	20	3	23

Revenues	$68.7	$103.7	$172.4	$215.3	$122.5	$337.8
Cost of sales	56.7	87.5	144.2	180.7	103.6	284.3

Gross profit	12.0	16.2	28.2	34.6	18.9	53.5
Operating expenses	22.4	13.6	36.0	35.8	15.6	51.4

Income (loss) from operations	(10.4)	2.6	(7.8)	(1.2)	3.3	2.1
Other income (expense), net	(0.7)	(1.0)	(1.7)	(3.1)	(0.6)	(3.7)
Gain (loss) on disposition of discontinued operations, net	3.8	—	3.8	(0.5)	—	(0.5)

Loss before income taxes	(7.3)	1.6	(5.7)	(4.8)	2.7	(2.1)
Income tax benefit	2.9	(0.7)	2.2	1.7	(0.9)	0.8

Discontinued operations, net of tax	$(4.4)	$0.9	$(3.5)	$(3.1)	$1.8	$(1.3)

(a)	Franchises pending disposition as of September 30, 2009
(b)	Franchises were sold between January 1, 2008 and September 30, 2009

10. SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2009 and 2008, we made interest payments, net of amounts capitalized, totaling $48.3 million and $61.1 million, respectively.

During the nine months ended September 30, 2009, we received income tax refunds, net of payments made, of $4.0 million. During the nine months ended September 30, 2008, we made income tax payments, net of refunds received, totaling $6.2 million.

The following items are included in Other Adjustments to reconcile net income to cash flow from operating activities:

	For the Nine Months Ended September 30,
(In millions)	2009	2008
Accelerated rent expense associated with abandoned rental properties	$4.6	$—
Amortization of deferred financing fees	2.3	2.0
Convertible debt discount amortization	1.4	2.4
Swap amortization	1.2	1.4
Depreciation and amortization from discontinued operations	1.2	1.5
Deferred compensation (income) expense	1.2	(1.5)
(Gain) loss on sale of assets	(2.9)	1.6
Unrealized loss on deferred compensation investments	(1.0)	1.8
Other individually immaterial items	0.7	1.1

Other adjustments, net	$8.7	$10.3

11. COMMITMENTS AND CONTINGENCIES

A significant portion of our business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States of America. As a result, our operations are subject to customary risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and socio-economic conditions in foreign countries. The United States of America or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices.

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

From time to time, we and our dealerships are involved, and expect to continue to be involved, in litigation, including class actions, involving the manufacture and sale of motor vehicles, including but not limited to the charging of administrative, service, processing or document preparation fees, employment-related claims, truth-in-lending practices, the operation of dealerships, contractual disputes, actions brought by governmental authorities and other matters arising in the ordinary course of our business. With respect to certain of these existing claims, the previous owners of dealerships we have acquired have indemnified us. We do not believe that the ultimate resolution of any known matters will have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures. However, the outcome of these matters cannot be predicted with certainty, and unfavorable resolution of one or more of these matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures.

Our dealerships are party to dealer and framework agreements with a number of vehicle manufacturers. In accordance with these agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships or the loss of any of these agreements could have a negative impact on our operating results.

In connection with the purchase of one franchise in the third quarter of 2007, we may be required to pay additional consideration to the seller if the franchise achieves specified net income levels in future periods. If payable, the additional consideration would be distributable annually beginning January 1, 2009 through January 1, 2015, and the additional consideration could total up to approximately $2.5 million. The seller did not become our employee subsequent to the transaction and therefore this consideration is not contingent on employment. As of September 30, 2009 we have paid less than $0.1 million of additional consideration in connection with this dealership acquisition.

We have $11.4 million of letters of credit outstanding as of September 30, 2009, which are required by certain of our insurance providers. In addition, as of September 30, 2009, we maintain a $5.0 million surety bond line which we use in our ordinary course of business.

Other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt.

12. SHARE-BASED COMPENSATION

A summary of options outstanding and exercisable under our share-based compensation plans as of September 30, 2009, and changes during the nine months then-ended, is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding—December 31, 2008	1,494,300	$11.39
Granted	1,100,000	$4.21
Exercised	(83,048)	$12.93
Expired / Forfeited	(547,435)	$10.22

Options outstanding—September 30, 2009	1,963,817	$7.63	7.5	$11.4

Options exercisable—September 30, 2009	648,817	$14.72	3.9	$0.2

*	Based on the closing price of our common stock on September 30, 2009 which was $12.68 per share (in millions).

A summary of performance share units as of September 30, 2009, and changes during the nine months then-ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2008	203,305	$21.06
Vested	(63,950)	$22.98
Forfeited	(30,350)	$21.45
Performance estimate	(53,480)	$27.15

Performance Share Units—September 30, 2009*	55,525	$14.36

*	Maximum of 439,652 shares issuable upon attaining certain performance metrics.

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

A summary of restricted stock issued as of September 30, 2009, and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2008	221,082	$16.40
Granted	235,848	$5.53
Vested	(185,227)	$6.62
Forfeited	(27,167)	$14.72

Restricted Stock—September 30, 2009	244,536	$13.57

13. SUBSEQUENT EVENTS

On October 21, 2009, our Board of Directors authorized us to use up to $30 million of cash to repurchase debt securities, make unscheduled principal payments on our existing mortgages, and/or purchase property that we currently lease, which supersedes our prior debt repurchase authorization. The timing and amount of repurchases of our debt or purchases of leased property, if any, are at the discretion of management. This authorization is defined as a Non-Recognized Subsequent Event.

The disclosure of the subsequent events described above is based on our evaluation of events through October 29, 2009, the date of this report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENT SAFE HARBOR

Certain of the discussions and information included in this report may constitute “forward-looking statements” within the meaning of the federal securities laws. Such statements can generally be identified by words such as “may,” “target,” “could,” “would,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee” and other similar words or phrases. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position, our business strategy and the expectations and assumptions of our management with respect to, among other things:

•	our ability to improve our margins, operating cash flows, availability of capital and liquidity;

•	our estimated future capital expenditures;

•	our ability to mitigate expected continued negative trends in new vehicle sales through the continued long-term stability our parts and service business;

•	the variable nature of significant components of our cost structure and our advantageous brand mix;

•	manufacturers’ willingness to continue to use incentive programs in the near future to drive demand for their product offerings;

•	our ability to implement our dealer management system in a cost-efficient manner;

•	our acquisition and divestiture strategies;

•	our ability to collect amounts owed to us by manufacturers, some of which are experiencing financial difficulties;

•	the continued availability of floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing;

•	the continuation of recent industry-wide gains in market share of the luxury and mid-line import brands;

•	cost savings resulting from the relocation of our corporate offices, the reorganization of our retail network, and our store-level productivity initiatives;

•	our estimated future restructuring costs; and

•	our ability to reduce our annual cash expenditures.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include:

•	changes in general economic and business conditions, including changes in consumer confidence levels, interest rates, consumer credit availability, and employment levels;

•	changes in laws and regulations governing the operation of automobile franchises, including trade restrictions, accounting standards, taxation requirements, and environmental laws;

•	changes in the price of oil and gasoline;

•	our ability to generate sufficient cash flows, maintain our liquidity and obtain additional funds for working capital, capital expenditures, acquisitions and other corporate purposes, if necessary;

•	our continued ability to comply with any covenants in various of our financing and lease agreements, or to obtain waivers of these covenants as necessary;

•	the reputation and financial health and viability of vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationship with, and the financial stability of, our lenders and lessors;

•	our ability to execute our restructuring programs and other initiatives and other strategies;

•	our ability to leverage gains from our dealership portfolio; and

•	continued disruptions in the financial markets.

Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Forward-looking statements also include, but are not limited to, those described under Item 1A entitled, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in other filings made from time to time with the SEC by us. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statements.

OVERVIEW

We are one of the largest automotive retailers in the United States operating 106 franchises (81 dealership locations) in 21 metropolitan markets within 11 states as of September 30, 2009. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. We offer 37 domestic and foreign brands of new vehicles, including 7 heavy truck brands. We also operate 25 collision repair centers that serve customers in our local markets.

During the first quarter of 2009, we completed the relocation of our corporate headquarters to Duluth, Georgia, and announced the elimination of our regional management structure. Our retail network is made up of the following locally-branded dealership groups: our Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando; our Courtesy dealerships operating in Tampa, Florida; our Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia; our Nalley dealerships operating in Atlanta, Georgia; our McDavid dealerships operating throughout Texas; our North Point dealerships operating in Little Rock, Arkansas; our California dealerships operating in Los Angeles and Fresno; our Plaza dealerships operating in St. Louis, Missouri; and our Gray-Daniels dealerships operating in Jackson, Mississippi.

Our revenues are derived primarily from: (i) the sale of new vehicles to individual retail customers (“new light vehicle retail”) and commercial customers (“fleet”), and the sale of new heavy trucks (“heavy trucks”) (the terms “new light vehicle retail,” “fleet” and “heavy trucks” being collectively referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (collectively referred to as “parts and service”); and (iv) the arrangement of vehicle financing and the sale of various insurance, warranty and maintenance products (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and F&I based on F&I per vehicle sold. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve full months.

Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, our strong brand mix, which is heavily weighted towards luxury and mid-line import brands and the production of attractive products by automotive manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with general, local and national economic conditions, including consumer confidence, availability of consumer credit and fuel prices. We believe that the impact on our business by any future negative trends in new vehicle sales will be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our advantageous brand mix. Although the current economic slowdown has resulted in reduced vehicle sales, historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We expect the recent industry-wide gain in market share of the luxury and mid-line import brands to continue over the long term.

Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margin than used vehicle sales and sales of parts and service. As a result, when used vehicle and parts and service revenue increases as a percentage of total revenue, we expect our overall gross profit margin to increase. We continue to implement new initiatives specifically designed to improve our high margin businesses and to leverage our selling, general and administrative (“SG&A”) expense structure, although such initiatives may not keep pace with declining margins and lower gross profit as a result of lower sales volumes.

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

Our operating results are generally subject to changes in the economic environment as well as seasonal variations. We tend to generate more revenue and operating income in the second and third quarters than in the first and fourth quarters of the calendar year. Generally, the seasonal variations in our operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things. We anticipate that in the near-term certain automotive manufacturers will continue to use a combination of vehicle pricing and financing incentive programs to attempt to increase demand for their product offerings, although no assurance can be provided in this regard.

The automotive retail market declined significantly throughout 2008, reflecting the impact of weak economic conditions in the U.S. and globally, including turmoil in the debt markets, broad declines in the equity markets, consumer confidence, rising unemployment and continued weakness in the housing market. The effects of these conditions have continued through the third quarter of 2009, as the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S., which was over 16.0 million from 1999 to 2007, decreased to approximately 10.2 million for the first nine months of 2009. Tighter lending standards for automotive financing and certain manufacturers’ decisions to reduce support of customer leasing programs have limited some customers’ ability to purchase or otherwise acquire vehicles. While U.S. vehicle sales for all major vehicle manufacturers have declined during the recent difficult economic environment, U.S. domestic manufacturers have experienced a disproportionate amount of the decline in U.S. industry-wide vehicle sales over recent years.

These conditions were partially offset in the third quarter of 2009 by the federal government’s Car Allowance Rebate System (“CARS”) program, otherwise known as “Cash for Clunkers”. This program provided consumers a rebate between $3,500 and $4,500 if they traded in an eligible vehicle in connection with the purchase of a more fuel efficient new vehicle. It is estimated by the U.S. Department of Transportation that this program led to the sale of nearly 700,000 new vehicles during July and August, and the U.S. new vehicle retail SAAR reached 14.1 million in August 2009. We sold approximately 3,300 new vehicles in connection with the CARS program, and we believe the attention that this program created increased traffic at our stores and led to additional new and used vehicle sales that were not part of the CARS program. In September 2009, after the expiration of the Cash for Clunkers program, the U.S. new vehicle SAAR was 9.2 million. The federal government’s CARS program may have accelerated future demand into the third quarter of 2009 and as a result sales volumes experienced during the quarter may not be sustainable in any future periods.

MANAGEMENT’S RESPONSE TO THE CURRENT ECONOMIC ENVIRONMENT

Notwithstanding the improved financial results we experienced due to the CARS program, we expect the remainder of 2009 to continue to be a very challenging retail environment, which we believe will continue to negatively impact new vehicle revenue and the associated F&I revenue. In addition, the weak economic conditions have resulted in period over period parts and service sales declines. We expect the luxury and mid-line import brands, which comprised approximately 87% of our light vehicle revenue in the third quarter of 2009, will continue to increase their share of the U.S. market over the long-term. Excluding the impact of impairment expenses in 2008, we expect to experience lower net income in 2009 as compared to 2008, as a result of our expectations (i) of lower revenues and gross profit margins across all of our business lines in 2009, and (ii) that consumers will continue to experience difficulty securing vehicle financing.

In response to the weakening U.S. automotive retail environment in 2008 and our expectation for continued weakness in U.S. automotive sales in 2009, we took a number of actions designed to reduce our overhead and more closely align the expense structure of our dealerships to current business levels. These actions, which were initiated during the third quarter of 2008, include the relocation of our corporate offices, the elimination of our regional management structure and store-level productivity initiatives. The relocation of our corporate offices has delivered annualized cost savings of approximately $3.5 million resulting principally from staffing reductions, and expected rent savings would increase annualized savings to approximately $4.5 million. Beginning in the third quarter of 2009, we began to recognize virtually all of the approximately $10.0 million of annualized rent and personnel savings related to the elimination of the regional management structure. We began to experience the benefit from our restructuring plans in January 2009, and we expect to begin to receive the full recurring benefit beginning in 2010. Our restructuring plans, store-level productivity initiatives and variable cost structure delivered $17.9 million in same store operating expense reduction during the third quarter of 2009, when compared to the prior year quarter.

Since the beginning of the fourth quarter of 2008, we have temporarily suspended our strategy of growing our business through acquisitions, eliminated our dividend payments, significantly reduced our capital expenditure plans and generated $12.9 million in net proceeds from the sale of assets and paid down $75 million (12%) of our non-floor plan debt. Also during this period, we have focused on improving our working capital by (i) increasing our floor plan notes payable related to our loaner vehicles and new vehicles obtained from third-party dealerships, (ii) continuing to lower our inventory balances and (iii) improving our collection of contracts-in-transit and accounts receivable.

We are also currently engaged in numerous additional store-level productivity initiatives, including (i) the transition to one common dealership management system, (ii) centralized processing of payroll and (iii) the consolidation of dealership accounting functions. We believe that our current liquidity position and plans for adhering to a disciplined capital spending budget will allow us to maintain operational growth, including the initiatives mentioned above, through our operating cash flow.

We are subject to a number of financial covenants in our various debt agreements. We have recently modified certain of those covenants in a manner which in turn reduced the level of cash flow from operations necessary to remain in compliance with those covenants in the current depressed economic environment. In connection therewith, we agreed to (i) a reduction in total credit commitments, (ii) additional restrictions on new indebtedness and (iii) an increase in the interest rates on outstanding borrowings. Refer to the “Liquidity and Capital Resources” section below for further discussion of our debt agreements and the covenant amendments.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

	For the Three Months Ended September 30,
	2009	2008	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$560.5	$673.4	$(112.9)	(17)%
Used vehicle	243.4	248.8	(5.4)	(2)%
Parts and service	152.8	165.3	(12.5)	(8)%
Finance and insurance, net	26.3	31.9	(5.6)	(18)%

Total revenues	983.0	1,119.4	(136.4)	(12)%
GROSS PROFIT:
New vehicle	40.1	46.9	(6.8)	(14)%
Used vehicle	19.4	20.8	(1.4)	(7)%
Parts and service	76.9	83.1	(6.2)	(7)%
Finance and insurance, net	26.3	31.9	(5.6)	(18)%

Total gross profit	162.7	182.7	(20.0)	(11)%
OPERATING EXPENSES:
Selling, general and administrative	129.4	147.3	(17.9)	(12)%
Depreciation and amortization	5.6	6.0	(0.4)	(7)%
Other operating (income) expenses, net	(0.2)	(0.1)	(0.1)	(100)%

Income from operations	27.9	29.5	(1.6)	(5)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(4.2)	(6.9)	(2.7)	(39)%
Other interest expense	(9.4)	(10.8)	(1.4)	(13)%
Convertible debt discount amortization	(0.5)	(0.8)	(0.3)	(38)%
Interest income	—	0.1	(0.1)	(100)%
Loss on extinguishment of long-term debt	—	(1.7)	(1.7)	(100)%

Total other expense, net	(14.1)	(20.1)	(6.0)	(30)%

Income before income taxes	13.8	9.4	4.4	47%
INCOME TAX EXPENSE	4.3	2.5	1.8	72%

INCOME FROM CONTINUING OPERATIONS	9.5	6.9	2.6	38%
DISCONTINUED OPERATIONS, net of tax	(2.1)	(1.4)	0.7	50%

NET INCOME	$7.4	$5.5	$1.9	35%

Income from continuing operations per common share—Diluted	$0.29	$0.21	$0.08	38%

Net income per common share—Diluted	$0.22	$0.17	$0.05	29%

	For the Three Months Ended September 30,
	2009	2008
REVENUE MIX PERCENTAGES:
New light vehicle	53.7%	55.6%
New heavy trucks	3.3%	4.6%
Used retail	19.6%	16.9%
Used wholesale	5.2%	5.3%
Parts and service	15.5%	14.8%
Finance and insurance, net	2.7%	2.8%

Total revenue	100.0%	100.0%

GROSS PROFIT MIX PERCENTAGES:
New light vehicle	23.9%	24.6%
New heavy trucks	0.7%	1.1%
Used retail	12.9%	12.0%
Used wholesale	(1.0)%	(0.7)%
Parts and service	47.3%	45.5%
Finance and insurance, net	16.2%	17.5%

Total gross profit	100.0%	100.0%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	79.5%	80.6%

Income from continuing operations and net income increased $2.6 million and $1.9 million, respectively, during the third quarter of 2009, as compared to the third quarter of 2008. Total gross profit for the third quarter of 2009 decreased $20.0 million (11%) when compared to the prior year quarter, however this decline was offset by a $17.9 million (12%) decrease in operating expenses and a $2.7 million (39%) decrease in floor plan interest expense. Our operations during the three months ended September 30, 2009 and 2008 were impacted by certain items that are not core dealership items, which we believe are important to highlight when reviewing our results and should be considered when forecasting our future results. Income from continuing operations during the three months ended September 30, 2009 and 2008 included “non-core items” as detailed in the table below:

	For the Three Months Ended September 30,
	2009	2008
	(In millions)
NON–CORE ITEMS
Dealer management system transition costs	$1.2	$0.2
Restructuring costs	1.2	1.5
Reversal of tax reserves	(0.8)	(1.1)
Loss on extinguishment of long-term debt	—	1.7
Tax benefit of non-core items above	(0.9)	(1.4)

Total non-core items	$0.7	$0.9

The non-core items shown in the table above include (i) costs associated with transitioning our dealerships to DealerTrack’s Arkona dealer management system, (ii) restructuring costs consisting of severance and retention expenses related to the relocation of our corporate headquarters and the elimination of our regional management structure; and the acceleration of lease costs associated with our former New York office, (iii) the reversal of tax reserves as a result of the expiration of the statute of limitations of certain income tax liabilities and (iv) the loss on extinguishment of long-term debt as a result of our decision to terminate our credit facility with JPMorgan in September 2008.

Included in the $2.6 million increase in income from continuing operations was (i) a $2.7 million (39%) decrease in floor plan interest expense, due to lower average new vehicle inventory balances and lower short-term interest rates, (ii) a $1.4 million (13%) decrease in other interest expense, due to a lower average long-term debt balance and (iii) a $1.7 million loss on the extinguishment of long-term debt in the third quarter of 2008, as a result of our decision to terminate a credit facility with JPMorgan Chase Bank, N.A.

The $136.4 million (12%) decrease in total revenue was primarily a result of a $112.9 million (17%) decrease in new vehicle revenue and a $12.5 million (8%) decrease in parts and service revenue.

The $20.0 million (11%) decrease in total gross profit was a result of a $6.8 million (14%) decrease in new vehicle gross profit, a $6.2 million (7%) decrease in parts and service gross profit and a $5.6 million (18%) decrease in F&I gross profit. Our total gross profit margin increased 30 basis points to 16.6%, principally as a result of a mix shift away from our lower margin new vehicle business to our higher margin parts and service business.

We expect the current economic environment of high unemployment, tight lending standards and low consumer confidence to continue for the remainder of 2009 and into 2010, which may negatively impact our revenues. In addition, the federal government’s CARS program may have accelerated future demand into the third quarter of 2009. As a result, we believe it is extremely difficult to forecast future trends in the automotive retail industry. However, we believe that our luxury and mid-line import brand mix and our cost reduction initiatives have positioned us to remain profitable at the current level of U.S. SAAR for new vehicle unit sales.

New Vehicle

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury brands	$166.8	$218.7	$(51.9)	(24)%
Mid-line import brands	285.6	322.0	(36.4)	(11)%
Mid-line domestic brands	68.9	76.7	(7.8)	(10)%
Value brands	6.3	4.8	1.5	31%

Total light vehicle revenue—same store(1)	527.6	622.2	(94.6)	(15)%
Heavy truck brands	32.9	51.2	(18.3)	(36)%

Total new vehicle revenue—same store(1)	560.5	673.4	(112.9)	(17)%
New vehicle revenue—acquisitions	—	—

New vehicle revenue, as reported	$560.5	$673.4	$(112.9)	(17)%

Revenue per new vehicle sold—same store(1)	$29,358	$30,753	$(1,395)	(5)%

Revenue per new vehicle sold—actual	$29,358	$30,753	$(1,395)	(5)%

New vehicle revenue mix—same store(1)
Luxury brands	30%	32%
Mid-line import brands	51%	48%
Mid-line domestic brands	12%	11%
Value brands	1%	1%
Heavy truck brands	6%	8%

Gross Profit:
New vehicle gross profit—same store(1)
Luxury brands	$13.2	$16.6	$(3.4)	(20)%
Mid-line import brands	21.2	23.2	(2.0)	(9)%
Mid-line domestic brands	4.2	4.9	(0.7)	(14)%
Value brands	0.3	0.2	0.1	50%

Total light vehicle gross profit—same store(1)	38.9	44.9	(6.0)	(13)%
Heavy truck brands	1.2	2.0	(0.8)	(40)%

Total new vehicle gross profit—same store(1)	40.1	46.9	(6.8)	(14)%
New vehicle gross profit—acquisitions	—	—

New vehicle gross profit, as reported	$40.1	$46.9	$(6.8)	(14)%

Gross profit per new vehicle sold—same store(1)	$2,100	$2,142	$(42)	(2)%

Gross profit per new vehicle sold —actual	$2,100	$2,142	$(42)	(2)%

New vehicle gross margin—same store(1)	7.2%	7.0%	0.2%	3%

New vehicle gross margin—actual	7.2%	7.0%	0.2%	3%

New vehicle gross profit mix—same store(1)
Luxury brands	33%	35%
Mid-line import brands	53%	50%
Mid-line domestic brands	10%	10%
Value brands	1%	—%
Heavy truck brands	3%	5%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2009	2008
New Vehicle Units:
New vehicle units—same store(1)
Luxury brands	3,644	4,751	(1,107)	(23)%
Mid-line import brands	12,220	13,025	(805)	(6)%
Mid-line domestic brands	2,115	2,445	(330)	(13)%
Value brands	326	245	81	33%

Total light vehicle retail units—same store(1)	18,305	20,466	(2,161)	(11)%
Fleet vehicles	245	633	(388)	(61)%

Total light vehicle units—same store(1)	18,550	21,099	(2,549)	(12)%
Heavy truck brands	542	798	(256)	(32)%

Total new vehicle units—same store(1)	19,092	21,897	(2,805)	(13)%
New vehicle units—acquisitions	—	—

New vehicle units—actual	19,092	21,897	(2,805)	(13)%

Total light vehicle units—same store(1)	18,550	21,099	(2,549)	(12)%
Total light vehicle units—acquisitions	—	—

Total light vehicle units	18,550	21,099	(2,549)	(12)%

New vehicle units mix—same store(1)
Luxury brands	19%	22%
Mid-line import brands	64%	59%
Mid-line domestic brands	11%	11%
Value brands	2%	1%
Heavy truck brands	3%	4%
Fleet vehicles	1%	3%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $112.9 million (17%) decrease in new vehicle revenue was primarily the result of a $94.6 million (15%) decrease in light vehicle revenue due to an 11% decrease in light vehicle retail unit sales.

The new vehicle business declined significantly throughout 2008, particularly in the second half of the year. The decline in the new vehicle business continued into the third quarter of 2009. Our revenue was impacted by the overall economic environment, the turmoil in the financial markets, which led to tighter lending standards for manufacturer captive and bank financing, including decreasing loan-to-value ratios and increasing credit score requirements for consumers. Unit volumes declined in each of our three primary brand segments, including a 23% decrease in light vehicle retail unit sales from our luxury brands and a 13% decrease from our mid-line domestic brands.

New vehicle SAAR, which was approximately 9.6 million during the first half of 2009, rose to 11.5 million for the third quarter of 2009. However, as evidenced by a 12.9 million SAAR for the third quarter of 2008, the industry is still experiencing year-over-year new vehicle sales declines. We believe that the sequential increase in the SAAR during the third quarter of 2009 was primarily a result of the federal government’s CARS program, which led to the sale of nearly 700,000 new vehicles across the U.S. during the term of the program. In addition, we believe the attention that the CARS program created increased traffic at our stores and led to additional new and used vehicle sales that were not part of the CARS program. The federal government’s CARS program may have accelerated future demand into the third quarter of 2009 and as a result sales volumes experienced during the quarter may not be sustainable in any future periods.

The sharp increase in sales in the third quarter of 2009 driven by the CARS program, as well as automotive manufacturer production reductions during the first half of 2009, has resulted in a historically low level of new light vehicle inventory, currently at 46 days of supply. We continue to work with the automotive manufacturers to ensure that we have the vehicles necessary to meet our expected future customer needs.

The $6.8 million (14%) decrease in new vehicle gross profit was mainly due to a $6.0 million (13%) decrease in light vehicle gross profit, resulting from an 11% decrease in light vehicle retail unit sales. These decreases were slightly offset by a 20 basis point increase in gross margin.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions, except for per vehicle data)
Revenue:
Retail revenues—same store(1)
Light vehicle	$189.1	$188.3	$0.8	—%
Heavy trucks	3.5	1.2	2.3	192%

Total used retail revenues—same store(1)	192.6	189.5	3.1	2%
Retail revenues—acquisitions	—	—

Total used retail revenues	192.6	189.5	3.1	2%

Wholesale revenues—same store(1)	50.8	59.3	(8.5)	(14)%
Wholesale revenues—acquisitions	—	—

Total wholesale revenues	50.8	59.3	(8.5)	(14)%

Used vehicle revenue, as reported	$243.4	$248.8	$(5.4)	(2)%

Gross profit:
Retail gross profit—same store(1)
Light vehicle	$21.7	$22.0	$(0.3)	(1)%
Heavy trucks	(0.7)	0.1	(0.8)	(800)%

Total used retail gross profit—same store(1)	21.0	22.1	(1.1)	(5)%
Retail gross profit—acquisitions	—	—

Total used retail gross profit	21.0	22.1	(1.1)	(5)%

Wholesale gross profit—same store(1)	(1.6)	(1.3)	(0.3)	(23)%
Wholesale gross profit—acquisitions	—	—

Total wholesale gross profit	(1.6)	(1.3)	(0.3)	(23)%

Used vehicle gross profit, as reported	$19.4	$20.8	$(1.4)	(7)%

Used retail units—same store(1)
Light vehicle	10,400	10,925	(525)	(5)%
Heavy trucks	113	29	84	290%

Total used retail units—same store(1)	10,513	10,954	(441)	(4)%
Used retail units—acquisitions	—	—

Used retail units—actual	10,513	10,954	(441)	(4)%

Used revenue PVR—same store(1)	$18,320	$17,300	$1,020	6%

Used revenue PVR—actual	$18,320	$17,300	$1,020	6%

Used gross profit PVR—same store(1)	$1,998	$2,018	$(20)	(1)%

Used gross profit PVR—actual	$1,998	$2,018	$(20)	(1)%

Used retail gross margin—same store(1)	10.9%	11.7%	(0.8)%	(7)%

Used retail gross margin—actual	10.9%	11.7%	(0.8)%	(7)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $5.4 million (2%) decrease in used vehicle revenue includes a $3.1 million (2%) increase in retail revenue, offset by an $8.5 million (14%) decrease in wholesale revenue. The $1.4 million (7%) decrease in used vehicle gross profit was primarily a result of a $1.1 million (5%) decrease in retail gross profit. The increase in used vehicle retail revenue and decrease in used vehicle gross profit was driven primarily by increased used heavy truck unit sales in an effort to lower our heavy truck inventory; heavy trucks have a higher selling price than our light vehicles and, during a period in which we focused on inventory reduction, our gross profit per vehicle was lower than our historical levels. Light vehicle used retail revenue was relatively flat, with an increase in used revenue per vehicle retailed (“PVR”) partially offset by a decrease in unit sales. The increase in used revenue PVR reflects a shift in the used vehicle market, from lower priced models previously appealing to sub-prime customers to higher priced models and Certified Pre-Owned (“CPO”) vehicles. The decrease in used vehicle wholesale revenues is a result of a decrease in new vehicle unit sales, which in turn reduces the number of used vehicles we acquire through trade-ins.

We continue to focus on inventory management, including better aligning our used vehicle inventory to meet consumer demands. We believe our used vehicle inventory is now more closely aligned with consumer demand, with approximately 44 days of supply in our inventory as of September 30, 2009, as compared to approximately 46 days sales in our inventory as of September 30, 2008. However, we believe opportunity exists to further reduce our days supply of inventory. We expect that this improvement in our used vehicle inventory will help mitigate the impact of the continued challenging economic environment on our used vehicle performance. In addition, we continue to focus on the growth of all used vehicle product offerings, including CPO vehicles, traditional and lower value trade-ins.

Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions)
Revenue:
Light vehicle—same store(1)	$137.3	$148.9	$(11.6)	(8)%
Heavy trucks	15.5	16.4	(0.9)	(5)%

Total revenue—same store(1)	152.8	165.3	(12.5)	(8)%

Revenues—acquisitions	—	—

Parts and service revenue, as reported	$152.8	$165.3	$(12.5)	(8)%

Gross profit:
Light vehicle—same store(1)	$72.1	$77.9	$(5.8)	(7)%
Heavy trucks	4.8	5.2	(0.4)	(8)%

Total gross profit—same store(1)	76.9	83.1	(6.2)	(7)%

Gross profit—acquisitions	—	—

Parts and service gross profit, as reported	$76.9	$83.1	$(6.2)	(7)%

Parts and service gross margin—same store(1)	50.3%	50.3%	—%	—%

Parts and service gross margin—actual	50.3%	50.3%	—%	—%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $12.5 million (8%) decrease in parts and service revenues and $6.2 million (7%) decrease in parts and service gross profit were due to a decrease in customer pay business as well as a decrease in warranty business. We believe customers are delaying maintenance visits and large repair work as they reduce non-essential spending due to the difficult economic environment. In addition, we believe the decrease in our warranty business reflects improvements in the quality of vehicles produced in recent years.

Customer pay parts and service revenue and gross profit decreased $5.1 million (5%) and $4.1 million (7%), respectively. Revenue and gross profit from our warranty business decreased $4.0 million (14%) and $2.0 million (14%), respectively. Revenue and gross profit from our wholesale parts business decreased $3.4 million (9%) and $0.2 million (3%), respectively.

We continue to focus on improving our customer pay business over the long-term as we (i) continue to invest in additional service capacity, where appropriate, (ii) upgrade equipment, (iii) focus on improving customer retention and customer satisfaction and (iv) capitalize on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2009	2008
	(In millions, except for per vehicle data)
Finance and insurance, net—same store(1)
Light vehicle	$26.3	$31.8	$(5.5)	(17)%
Heavy trucks	—	0.1	(0.1)	(100)%

Finance and insurance, net—same store(1)	26.3	31.9	(5.6)	(18)%

Finance and insurance, net—acquisitions	—	—

Finance and insurance, net as reported	$26.3	$31.9	$(5.6)	(18)%

F&I per vehicle sold—same store(1)	$888	$971	$(83)	(9)%

F&I per vehicle sold—actual	$888	$971	$(83)	(9)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

We evaluate our F&I performance on a per vehicle sold basis by dividing F&I gross profit by the number of vehicles sold during the period. F&I decreased $5.6 million (18%) during the third quarter of 2009 as compared to the third quarter of 2008. The decrease in same store F&I was a result of a 9% decrease in same store unit sales, as well as a 9% decrease in F&I per vehicle sold.

The decrease in F&I per vehicle sold was primarily attributable to (i) lower financing commissions due to tighter lending standards and (ii) lower income as a result of our decision to discontinue providing direct customer financing. The tighter lending standards included lower loan to value ratios, which decrease our opportunity to offer customers our full menu of finance and insurance products. In addition, we believe that customers continue to be very concerned about their monthly payment amount during the difficult economic environment. We expect to continue to mitigate these decreases by (a) improving our F&I results at our lower-performing stores and (b) continuing to refine and enhance the menu of products we offer our customers.

Selling, General and Administrative—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2009	% of Gross Profit	2008	% of Gross Profit
	(Dollars in millions)
Personnel costs	$60.5	37.2%	$68.8	37.7%	$(8.3)	(0.5)%
Sales compensation	16.1	9.9%	19.0	10.4%	(2.9)	(0.5)%
Share-based compensation	0.7	0.4%	(0.4)	(0.2)%	1.1	0.6%
Outside services	14.0	8.6%	14.3	7.8%	(0.3)	0.8%
Advertising	6.6	4.1%	11.2	6.1%	(4.6)	(2.0)%
Rent	11.3	6.9%	10.1	5.5%	1.2	1.4%
Utilities	4.2	2.6%	4.6	2.5%	(0.4)	0.1%
Insurance	3.8	2.3%	3.4	1.9%	0.4	0.4%
Other	12.2	7.5%	16.3	8.9%	(4.1)	(1.4)%

Selling, general and administrative—same store (1)	$129.4	79.5%	$147.3	80.6%	$(17.9)	(1.1)%
Acquisitions	—		—

Selling, general and administrative—actual	$129.4		$147.3

Gross Profit—same store (1)	$162.7		$182.7

Gross Profit—actual	$162.7		$182.7

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

SG&A expense as a percentage of gross profit was 79.5% for the third quarter of 2009, as compared to 80.6% for the corresponding period in 2008. The 110 basis point decrease was primarily due to (i) a 200 basis point reduction in advertising expense due to our focus on managing advertising spend in the current depressed retail environment and (ii) a 100 basis point decrease in sales compensation and personnel expense due to staffing reductions and our focus on compensation plans. These decreases were partially offset by (a) a 140 basis point increase in rent expense primarily due to a $0.9 million of costs associated with the acceleration of rent expense on abandoned property and (b) a 60 basis point increase in share-based compensation expense as a result of increased forfeiture estimates and reductions in performance estimates of employee equity awards in the third quarter of 2008.

During the third quarter of 2008, we initiated a phased restructuring plan, which included the relocation of our corporate offices and the reorganization of our retail network. We completed the relocation of our corporate headquarters to Duluth, Georgia, during the first quarter of 2009. This relocation has delivered annualized pre-tax cost savings of approximately $3.5 million, resulting principally from staffing reductions and expected rent savings would increase annualized savings to approximately $4.5 million. During the third quarter of 2009, we incurred pre-tax costs of approximately $1.2 million associated with our restructuring plans. In addition, during the first quarter of 2009, we announced the elimination of our regional management structure. Beginning in the third quarter of 2009, we began to recognize virtually all of the approximately $10.0 million of annualized rent and personnel savings related to the elimination of the regional management structure, and we expect to begin to receive the full recurring benefit beginning in 2010.

Finally, we are expanding our store-level productivity initiatives, focusing on personnel and advertising expenses, improved inventory management, and selected technology investments to enhance our efficiency. These initiatives include (i) the transition to one common dealership management system, (ii) centralized processing of payroll and (iii) the consolidation of dealership accounting functions. These efforts, combined with our restructuring initiatives and variable cost structure, significantly contributed to the $17.9 million (12%) reduction in same-store SG&A expense in the third quarter of 2009 compared to the third quarter of 2008.

During the third quarters of 2009 and 2008, we incurred $1.2 million and $0.2 million of costs associated with transitioning our dealerships to DealerTrack’s Arkona dealer management system, which are included in Outside Service Expense above. We expect to complete our dealership management system implementation by the summer of 2010.

Depreciation and Amortization—

The $0.4 million (7%) decrease in depreciation and amortization expense was primarily the result of previously disclosed property and equipment impairments recorded in the fourth quarter of 2008 as well as asset sales during the fourth quarter of 2008 and first nine months of 2009.

Other Operating Income (Expense)—

Other operating income (expense) includes gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items.

Other Income (Expense)—

The $2.7 million (39%) decrease in floor plan interest expense was attributable to a lower average balance of new vehicle inventory and the lower short-term interest rate environment.

The $1.4 million (13%) decrease in other interest expense was primarily attributable to the repurchase of $59.8 million of senior subordinated notes in the fourth quarter of 2008 and the repayment of $8.0 million of mortgage notes payable in the beginning of the third quarter of 2009.

During the third quarter of 2009 and 2008, we recognized $0.5 million and $0.8 million of convertible debt amortization associated with our 3% Notes. Since a portion of our 3% Notes will be settled in cash upon conversion, we separately account for the liability and equity components in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value is amortized to interest cost using the effective interest method. We expect that convertible debt amortization will total approximately $1.8 million in 2009.

Income Tax Expense—

The $1.8 million (72%) increase in income tax expense was primarily a result of (i) a $4.4 million (47%) increase in income before income taxes and (ii) the reversal of certain tax reserves totaling $0.8 million and $1.0 million in the third quarter of 2009 and 2008, respectively, as a result of changes in our organizational structure following the relocation of our corporate headquarters from New York, New York to Duluth, Georgia.

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

Discontinued Operations—

During the third quarter of 2009, we sold one franchise (one dealership location) and closed four franchises (two dealership locations) and as of September 30, 2009, there were three franchises (two dealership locations) pending disposition. The $2.1 million, net of tax, net loss from discontinued operations during the third quarter of 2009 is a result of (i) $1.0 million, net of tax, of net operating losses of franchises sold or pending disposition as of September 30, 2009, and (ii) $1.6 million, net of tax, of costs associated with rent accelerations on idle facilities, partially offset by a $0.5 million, net of tax, gain on the sale of one franchise (one dealership location) and closure of four franchises (two dealership locations).

During the third quarter of 2008, we sold one franchise (one dealership location). The $1.4 million, net of tax, net loss from discontinued operations during the third quarter of 2008 is a result of $1.3 million, net of tax, of net operating losses of franchises sold prior to or pending disposition as of September 30, 2009 and a $0.1 million, net of tax, loss on the sale of one franchise (one dealership location).

We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic divestitures from time to time.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

	For the Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$1,495.4	$2,077.6	$(582.2)	(28)%
Used vehicle	679.8	825.1	(145.3)	(18)%
Parts and service	467.3	495.3	(28.0)	(6)%
Finance and insurance, net	68.9	104.2	(35.3)	(34)%

Total revenues	2,711.4	3,502.2	(790.8)	(23)%
GROSS PROFIT:
New vehicle	100.2	140.9	(40.7)	(29)%
Used vehicle	58.2	72.0	(13.8)	(19)%
Parts and service	231.1	250.5	(19.4)	(8)%
Finance and insurance, net	68.9	104.2	(35.3)	(34)%

Total gross profit	458.4	567.6	(109.2)	(19)%
OPERATING EXPENSES:
Selling, general and administrative	374.0	453.1	(79.1)	(17)%
Depreciation and amortization	17.3	16.3	1.0	6%
Other operating expenses (income), net	(1.0)	1.6	(2.6)	(163)%

Income from operations	68.1	96.6	(28.5)	(30)%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(13.6)	(22.5)	(8.9)	(40)%
Other interest expense	(28.0)	(28.9)	(0.9)	(3)%
Convertible debt discount amortization	(1.4)	(2.4)	(1.0)	(42)%
Interest income	0.1	1.4	(1.3)	(93)%
Loss on extinguishment of long-term debt	—	(1.7)	(1.7)	(100)%

Total other expense, net	(42.9)	(54.1)	(11.2)	(21)%

Income before income taxes	25.2	42.5	(17.3)	(41)%
INCOME TAX EXPENSE	8.5	15.2	(6.7)	(44)%

INCOME FROM CONTINUING OPERATIONS	16.7	27.3	(10.6)	(39)%
DISCONTINUED OPERATIONS, net of tax	(3.5)	(1.3)	2.2	169%

NET INCOME	$13.2	$26.0	$(12.8)	(49)%

Income from continuing operations per common share—Diluted	$0.51	$0.85	$(0.34)	(40)%

Net income per common share—Diluted	$0.40	$0.80	$(0.40)	(50)%

	For the Nine Months Ended September 30,
	2009	2008
REVENUE MIX PERCENTAGES:
New light vehicles	51.3%	55.5%
New heavy trucks	3.8%	3.9%
Used retail	20.3%	18.1%
Used wholesale	4.9%	5.4%
Parts and service	17.2%	14.1%
Finance and insurance, net	2.5%	3.0%

Total revenue	100.0%	100.0%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	20.9%	23.8%
New heavy trucks	0.9%	1.0%
Used retail	13.2%	13.0%
Used wholesale	(0.4)%	(0.3)%
Parts and service	50.4%	44.1%
Finance and insurance, net	15.0%	18.4%

Total gross profit	100.0%	100.0%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	81.6%	79.8%

Income from continuing operations and net income decreased $10.6 million and $12.8 million, respectively, during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily as a result of a $109.2 million (19%) decrease in gross profit, partially offset by a $79.1 million (17%) decrease in SG&A expense and an $8.9 million (40%) decrease in floor plan interest expense. Our operations during the nine months ended September 30, 2009 and 2008 were impacted by certain items that are not core dealership items, which we believe are important to highlight when reviewing our results and should be considered when forecasting our future results. Income from continuing operations during the nine months ended September 30, 2009 and 2008 include “non-core items” as detailed in the table below:

	For the Nine Months Ended September 30,
	2009	2008
	(In millions)
NON–CORE ITEMS
Restructuring costs	$4.2	$1.8
Dealer management system transition costs	1.5	0.8
Legal settlements benefit	(1.5)	—
Reversal of tax reserves	(0.8)	(1.1)
Loss on extinguishment of long-term debt	—	1.7
Executive separation benefits expense	—	1.7
Tax benefit of non-core items above	(1.6)	(2.4)

Total non-core items	$1.8	$2.5

The $10.6 million (39%) decrease in income from continuing operations was a result of a decline in gross profit across all four of our business lines. The $109.2 million (19%) decrease in total gross profit was partially offset by our reduction of SG&A expense of $79.1 million (17%) and an $8.9 million (40%) decrease in floor plan interest expense, due to lower average new vehicle inventory balances and lower short-term interest rates.

The $790.8 million (23%) decrease in total revenue was primarily a result of a $582.2 million (28%) decrease in new vehicle revenue and a $145.3 million (18%) decrease in used vehicle revenue. The decrease in new vehicle revenue includes a $556.8 million (29%) decrease in same store light vehicle revenue, partially offset by $6.0 million derived from dealership acquisitions. The decrease in used vehicle revenue includes an $89.0 million (14%) decrease in same store retail revenue and a $59.0 million (31%) decrease in same store wholesale revenue, partially offset by a $2.7 million increase in used vehicle revenue derived from dealership acquisitions.

The $109.2 million (19%) decrease in total gross profit was primarily a result of a $40.7 million (29%) decrease in new vehicle gross profit and a $35.3 million (34%) decrease in F&I gross profit. Our total gross profit margin increased 70 basis points to 16.9%, principally as a result of a mix shift to our higher margin parts and service business.

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury brands	$455.4	$668.4	$(213.0)	(32)%
Mid-line import brands	719.6	1,004.4	(284.8)	(28)%
Mid-line domestic brands	194.9	252.4	(57.5)	(23)%
Value brands	15.5	17.0	(1.5)	(9)%

Total light vehicle revenue—same store(1)	1,385.4	1,942.2	(556.8)	(29)%
Heavy truck brands	104.0	135.4	(31.4)	(23)%

Total new vehicle revenue—same store(1)	1,489.4	2,077.6	(588.2)	(28)%
New vehicle revenue—acquisitions	6.0	—

New vehicle revenue, as reported	$1,495.4	$2,077.6	$(582.2)	(28)%

Revenue per new vehicle sold—same store(1)	$30,105	$30,243	$(138)	—%

Revenue per new vehicle sold—actual	$30,074	$30,243	$(169)	(1)%

New vehicle revenue mix—same store(1)
Luxury brands	31%	32%
Mid-line import brands	48%	48%
Mid-line domestic brands	13%	12%
Value brands	1%	1%
Heavy truck brands	7%	7%

Gross Profit:
New vehicle gross profit—same store(1)
Luxury brands	$36.7	$49.6	$(12.9)	(26)%
Mid-line import brands	45.5	67.4	(21.9)	(32)%
Mid-line domestic brands	12.6	17.3	(4.7)	(27)%
Value brands	0.8	0.9	(0.1)	(11)%

Total light vehicle gross profit—same store(1)	95.6	135.2	(39.6)	(29)%
Heavy truck brands	4.2	5.7	(1.5)	(26)%

Total new vehicle gross profit—same store(1)	99.8	140.9	(41.1)	(29)%
New vehicle gross profit—acquisitions	0.4	—

New vehicle gross profit, as reported	$100.2	$140.9	$(40.7)	(29)%

Gross profit per new vehicle sold—same store(1)	$2,017	$2,051	$(34)	(2)%

Gross profit per new vehicle sold—actual	$2,015	$2,051	$(36)	(2)%

New vehicle gross margin—same store(1)	6.7%	6.8%	(0.1)%	(1)%

New vehicle gross margin—actual	6.7%	6.8%	(0.1)%	(1)%

New vehicle gross profit mix—same store(1)
Luxury brands	37%	35%
Mid-line import brands	46%	48%
Mid-line domestic brands	12%	12%
Value brands	1%	1%
Heavy truck brands	4%	4%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2009	2008
New Vehicle Units:
New vehicle units—same store(1)
Luxury brands	9,866	14,437	(4,571)	(32)%
Mid-line import brands	29,937	40,684	(10,747)	(26)%
Mid-line domestic brands	5,842	7,961	(2,119)	(27)%
Value brands	749	862	(113)	(13)%

Total light vehicle retail units—same store(1)	46,394	63,944	(17,550)	(27)%
Fleet vehicles	1,445	2,651	(1,206)	(45)%

Total light vehicle units—same store(1)	47,839	66,595	(18,756)	(28)%
Heavy truck brands	1,634	2,103	(469)	(22)%

Total new vehicle units—same store(1)	49,473	68,698	(19,225)	(28)%
New vehicle units—acquisitions	251	—

New vehicle units—actual	49,724	68,698	(18,974)	(28)%

Total light vehicle units—same store (1)	47,839	66,595	(18,756)	(28)%

Total light vehicle units—acquisitions	251	—

Total light vehicle units	48,090	66,595	(18,505)	(28)%

New vehicle units mix—same store(1)
Luxury brands	20%	21%
Mid-line import brands	60%	59%
Mid-line domestic brands	12%	12%
Value brands	2%	1%
Heavy truck brands	3%	3%
Fleet vehicles	3%	4%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $582.2 million (28%) decrease in new vehicle revenue was primarily the result of a $556.8 million (29%) decrease in same store light vehicle revenue due to a 27% decrease in same store light vehicle retail unit sales.

The new vehicle business declined significantly throughout 2008, particularly in the second half of the year. The decline in the new vehicle business continued into the first nine months of 2009 and we continued to experience sales decreases across all brands; our sales decreases were generally in line with overall U.S. vehicle sales decreases. Our revenue was impacted by turmoil in the financial markets, which led to tighter lending standards for manufacturer captive and bank financing, including decreasing loan-to-value ratios and increasing credit score requirements for consumers. Unit volumes declined in each brand segment, including a 32% decrease in same store light vehicle retail unit sales from our luxury brands, a 27% decrease in our mid-line domestic brands and a 26% decrease in our mid-line import brands.

During the third quarter of 2009 the federal government implemented the CARS program, which led to the sale of nearly 700,000 new vehicles across the U.S. during the term of the program. In addition, we believe the attention that the CARS program created increased traffic at our stores and led to additional new and used vehicle sales that were not part of the CARS program and as a result sales volumes experienced during the quarter may not be sustainable in any future periods.

The $40.7 million (29%) decrease in new vehicle gross profit was due to a $39.6 million (29%) decrease in same store light vehicle gross profit, resulting from a 27% decrease in same store light vehicle retail unit sales and a 10 basis point decrease in same store gross margin. The unit sales and margin decreases reflect a competitive marketplace with less business available due to the overall weak economic environment and tighter lending standards. In addition, we experienced a 32% decrease in our mid-line import gross profit as a result of a mix shift to lower priced, smaller and more fuel efficient vehicles, which have a lower gross margin than higher priced sport utility vehicles (SUVs) and trucks.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions, except for per vehicle data)
Revenue:
Retail revenues—same store(1)
Light vehicle	$534.8	$629.6	$(94.8)	(15)%
Heavy trucks	10.7	4.9	5.8	118%

Total used retail revenues—same store(1)	545.5	634.5	(89.0)	(14)%
Retail revenues—acquisitions	2.0	—

Total used retail revenues	547.5	634.5	(87.0)	(14)%

Wholesale revenues—same store(1)	131.6	190.6	(59.0)	(31)%
Wholesale revenues—acquisitions	0.7	—

Total wholesale revenues	132.3	190.6	(58.3)	(31)%

Used vehicle revenue, as reported	$679.8	$825.1	$(145.3)	(18)%

Gross profit:
Retail gross profit—same store(1)
Light vehicle	$61.3	$73.8	$(12.5)	(17)%
Heavy trucks	(1.5)	0.1	(1.6)	(1,600)%

Total used retail gross profit—same store(1)	$59.8	$73.9	$(14.1)	(19)%
Retail gross profit—acquisitions	0.1	—

Total used retail gross profit	59.9	73.9	(14.0)	(19)%

Wholesale gross profit—same store(1)	(1.7)	(1.9)	0.2	11%
Wholesale gross profit—acquisitions	—	—

Total wholesale gross profit	(1.7)	(1.9)	0.2	11%

Used vehicle gross profit, as reported	$58.2	$72.0	$(13.8)	(19)%

Used retail units—same store(1)
Light vehicle	30,001	35,856	(5,855)	(16)%
Heavy trucks	312	132	180	136%

Total used retail units—same store(1)	30,313	35,988	(5,675)	(16)%

Used retail units—acquisitions	133	—

Used retail units—actual	30,446	35,988	(5,542)	(15)%

Used revenue PVR—same store(1)	$17,996	$17,631	$365	2%

Used revenue PVR—actual	$17,983	$17,631	$352	2%

Used gross profit PVR—same store(1)	$1,973	$2,053	$(80)	(4)%

Used gross profit PVR—actual	$1,967	$2,053	$(86)	(4)%

Used retail gross margin—same store(1)	11.0%	11.6%	(0.6)%	(5)%

Used retail gross margin—actual	10.9%	11.6%	(0.7)%	(6)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $145.3 million (18%) decrease in used vehicle revenue includes an $89.0 million (14%) decrease in same store retail revenue and a $59.0 million (31%) decrease in same store wholesale revenue. The $13.8 million (19%) decrease in used vehicle gross profit was primarily a result of a $14.1 million (19%) decrease in same store retail gross profit. The decrease in used vehicle retail revenue and gross profit reflect (i) a weak retail environment and (ii) a tighter lending environment, which in turn resulted in lower sales to sub-prime customers.

Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions)
Revenue:
Light vehicle—same store(1)	$418.8	$448.8	$(30.0)	(7)%
Heavy trucks	46.2	46.5	(0.3)	(1)%

Total revenue—same store(1)	465.0	495.3	(30.3)	(6)%

Revenues—acquisitions	2.3	—

Parts and service revenue, as reported	$467.3	$495.3	$(28.0)	(6)%

Gross profit:
Light vehicle—same store(1)	$215.4	$235.7	$(20.3)	(9)%
Heavy trucks	14.6	14.8	(0.2)	(1)%

Total gross profit—same store(1)	230.0	250.5	(20.5)	(8)%

Gross profit—acquisitions	1.1	—

Parts and service gross profit, as reported	$231.1	$250.5	$(19.4)	(8)%

Parts and service gross margin—same store(1)	49.5%	50.6%	(1.1)%	(2)%

Parts and service gross margin—actual	49.5%	50.6%	(1.1)%	(2)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $28.0 million (6%) decrease in parts and service revenues and $19.4 million (8%) decrease in parts and service gross profit were primarily due to lower customer pay work as we believe customers are delaying maintenance visits and large repair work as they reduce non-essential spending due to the difficult economic environment. Same store customer pay parts and service revenue and gross profit decreased $20.0 million (7%) and $18.6 million (10%), respectively. Same store revenue and gross profit from our wholesale parts business decreased $6.9 million (6%) and $1.0 million (4%), respectively.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2009	2008
	(In millions, except for per vehicle data)
Finance and insurance, net—same store(1)
Light vehicle	$68.4	$104.0	$(35.6)	(34)%
Heavy trucks	0.2	0.2	—

Finance and insurance, net—same store(1)	68.6	104.2	(35.6)	(34)%

Finance and insurance—acquisitions	0.3	—

Finance and insurance, net as reported	$68.9	$104.2	$(35.3)	(34)%

F&I per vehicle sold—same store(1)	$860	$995	$(135)	(14)%

F&I per vehicle sold—actual	$859	$995	$(136)	(14)%

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I decreased $35.3 million (34%) during the first nine months of 2009 as compared to 2008, as a result of a $35.6 million (34%) decrease in same store F&I, partially offset by $0.3 million derived from dealership acquisitions. The decrease in same store F&I was a result of a 23% decrease in same store unit sales, as well as a 14% decrease in same store F&I per vehicle sold.

The decrease in F&I per vehicle sold was primarily attributable to (i) lower financing commissions due to tighter lending standards, (ii), lower income as a result of our decision to discontinue providing direct customer financing and (iii) lower F&I retro payments as a result of the sale of our remaining interest in a pool of extended maintenance contracts in the fourth quarter of 2008. The tighter lending standards included lower loan to value ratios, which decrease our opportunity to offer customers our full menu of finance and insurance products. In addition, customers continue to be very concerned about their monthly payment during the difficult economic environment.

Selling, General and Administrative—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2009	% of Gross Profit	2008	% of Gross Profit
	(Dollars in millions)
Personnel costs	$179.7	39.4%	$211.0	37.2%	$(31.3)	2.2%
Sales compensation	43.2	9.5%	59.6	10.5%	(16.4)	(1.0)%
Share-based compensation	1.6	0.4%	0.3	0.1%	1.3	0.3%
Outside services	37.2	8.1%	43.0	7.6%	(5.8)	0.5%
Advertising	20.7	4.5%	33.1	5.8%	(12.4)	(1.3)%
Rent	31.9	7.0%	36.6	6.4%	(4.7)	0.6%
Utilities	12.3	2.7%	13.2	2.3%	(0.9)	0.4%
Insurance	10.5	2.3%	10.2	1.8%	0.3	0.5%
Other	35.7	7.8%	46.1	8.1%	(10.4)	(0.3)%

Selling, general and administrative—same store (1)	$372.8	81.7%	$453.1	79.8%	$(80.3)	1.9%
Acquisitions	1.2		—

Selling, general and administrative—actual	$374.0		$453.1

Gross Profit—same store (1)	$456.5		$567.6

Gross Profit—actual	$458.4		$567.6

(1)	Same store amounts include the results of dealerships for the identical months for each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 81.7% for the first nine months of 2009, as compared to 79.8% for the corresponding period in 2008. The 190 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes, including a 220 basis point increase in personnel costs. This was partially offset by (i) a 130 basis point decrease in advertising expense due to our focus on managing advertising spend in the current depressed retail environment and (ii) a 100 basis point decrease in sales compensation expense due to our focus on compensation plans.

Depreciation and Amortization—

The $1.0 million (6%) increase in depreciation and amortization expense was primarily the result of property and equipment acquired during 2008 and the first half of 2009, including the purchase of $207.9 million of previously leased property during the second quarter of 2008.

Other Operating Income (Expense)—

Other operating income (expense) includes gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items. Other non-core operating items during the first nine months of 2008 include executive separation benefits expense of $1.7 million related to the departure of our former chief financial officer.

Other Income (Expense)—

The $8.9 million (40%) decrease in floor plan interest expense was attributable to a lower average balance of new vehicle inventory and the lower short-term interest rate environment.

The $0.9 million (3%) decrease in other interest expense was primarily attributable to the repurchase of $59.8 million of senior subordinated notes in the fourth quarter of 2008, partially offset by interest expense on $151.1 million of mortgage borrowings during June 2008 in connection with the purchase of previously leased real estate.

During the first nine months of 2009 and 2008, we recognized $1.4 million and $2.4 million of convertible debt amortization associated with our 3% Notes. Since a portion of our 3% Notes will be settled in cash upon conversion, we separately account for the liability and equity components in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value is amortized to interest cost using the effective interest method.

Income Tax Expense—

The $6.7 million (44%) decrease in income tax expense was primarily a result of a $17.3 million (41%) decrease in income before income taxes.

Discontinued Operations—

During the first nine months of 2009, we sold four franchises (three dealership locations) and closed six franchises (three dealership locations) four of which were included in discontinued operations, and as of September 30, 2009, there were three franchises (two dealership locations) pending disposition. The $3.5 million, net of tax, net loss from discontinued operations during the first nine months of 2009 is a result of (i) $3.4 million, net of tax, of net operating losses of franchises sold or pending disposition as of September 30, 2009, including rent expense of idle facilities and legal expenses of franchises sold prior September 30, 2009, and (ii) $2.5 million, net of tax, of rent accelerations on idle facilities, partially offset by a $2.4 million, net of tax, net gain on the sale of four franchises (three dealership locations).

During the first nine months of 2008, we sold six franchises (five dealership locations), five of which were classified as discontinued operations. The $1.3 million, net of tax, net loss from discontinued operations during the first nine months of 2008 is a result of $1.0 million, net of tax, of net operating losses of franchises sold prior to or pending disposition as of September 30, 2009 and a $0.3 million, net of tax, loss on the sale of five franchises (four dealership locations).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had total available liquidity of $204.3 million, including available borrowing capacity of $170.6 and cash and cash equivalents of $33.7 million.

Currently, we have a $150.0 million revolving credit facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”) for working credit capital, general corporate purposes and acquisitions. This facility matures on August 15, 2012. Our ability to borrow from the BofA Revolving Credit Facility is limited by an asset-based borrowing base calculation, our operating cash flows and various financial covenants contained in our debt and lease agreements. Based upon the borrowing base calculation, the availability under the BofA Revolving Credit Facility as of September 30, 2009 was $130.8 million, and our financial covenants do not currently further limit our ability to borrow under the BofA Revolving Credit Facility.

Currently, we also have a $50.0 million used vehicle floor plan facility with JPMorgan Chase Bank, N.A. and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”) for working capital, capital expenditures and general corporate purposes. This facility matures on August 15, 2012. Our ability to borrow from the JPMorgan Used Vehicle Floor Plan Facility is limited by a calculation based upon our used vehicle inventory balance, our operating cash flows and various financial covenants contained in our debt and lease agreements. Based upon our used vehicle inventory balance, the availability under the JPMorgan Used Vehicle Floor Plan Facility as of September 30, 2009 was $39.8 million, and our financial covenants do not currently further limit our ability to borrow under the JPMorgan Used Vehicle Floor Plan Facility.

Beginning in the fourth quarter of 2009 our trailing twelve month calculations of our EBITDA-based financial covenants will no longer include the benefit of the $34.2 million gain on the repurchase of subordinated notes that we recorded in the fourth quarter of 2008. For a detailed discussion of our financial covenants, see “Covenants” below.

We continuously evaluate our liquidity position and based upon (i) our cash and cash equivalents on hand as of September 30, 2009, (ii) the funds that we expect to generate through future operations, (iii) current borrowing availability under our revolving credit facilities, floor plan facilities, mortgage financing and (iv) proceeds from asset sales, we believe we will have sufficient liquidity to meet our debt service and working capital requirements, commitments and contingencies, debt repayments, acquisitions, capital expenditures and any seasonal operating requirements for at least the next twelve months.

We are also currently engaged in numerous store-level productivity initiatives, including (i) the transition to one common dealership management system, (ii) centralized processing of payroll and (iii) the consolidation of dealership accounting functions. We believe that our current liquidity position and plans for adhering to a disciplined capital spending budget will allow us to maintain operational growth, including the initiatives mentioned above, through our operating cash flow.

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

In July 2009, we amended our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility. The amendments provide us with additional flexibility under each of the revolving credit facilities by:

•	Eliminating the total leverage ratio; and

•	Reducing the fixed charge coverage ratio from 1.20 to 1.00 to 1.10 to 1.00 for each four fiscal quarter period ending on or prior to September 30, 2010.

The amendments also modify each of the credit facilities by:

•

Imposing significant additional limitations on our ability to incur new indebtedness other than (i) permitted floorplan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $12.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness;

•

Effective for each four fiscal quarter period ending on or after March 31, 2010, modifying the definitions of (i) “Consolidated EBITDA” by excluding gains and losses and other expenses on repurchases of long-term debt, and (ii) “Consolidated Fixed Charge Coverage Ratio” by excluding from the calculation any taxes paid as a result of any gains on repurchases of long-term debt; and

•

Increasing the applicable margin from 1.5% to 2% and the undrawn commitment fee from 0.25% to 0.35% under the JPMorgan Used Vehicle Floor Plan Facility and increasing the fees and rates payable by us under the BofA Revolving Credit Facility in accordance with the revised pricing grid set forth below:

Pricing Level	Utilization Rate	Commitment Fee	Letter of Credit Fee	Eurodollar Rate +	Base Rate +
1	Less than or equal to 25%	0.40%	2.75%	3.00%	2.00%
2	Less than or equal to 50% but greater than 25%	0.50%	3.25%	3.50%	2.50%
3	Greater than 50%	0.60%	3.75%	4.00%	3.00%

In addition, the amendment to our BofA Revolving Credit Facility modifies that facility by:

•	Reducing the EBITDA component of our borrowing base calculation;

•	Reducing the swing line credit availability from $25.0 million to $20.0 million and providing that the making of swing line loans is at the discretion of the swing line lender; and

•	Requiring us to reduce the total credit availability from $175.0 million to $150.0 million.

Pursuant to these amendments, at any time after April 30, 2010, we have the option upon thirty days’ written notice to the applicable administrative agent to reinstate the total leverage ratio and revert to the restrictions regarding additional debt set forth in the applicable revolving credit facility prior to the amendment.

Covenants

We are subject to a number of financial covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our financial covenants as of September 30, 2009.

Our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility and certain of our mortgages and/or guarantees related to such mortgages include financial covenants with the following requirements (capitalized terms represent terms defined in the applicable agreements): (i) our Current Ratio as of the end of any fiscal quarter must not be less than 1.20 to 1 (our ratio was 1.74 to 1 as of September 30, 2009); (ii) our Fixed Charge Coverage Ratio for any period of four fiscal quarters must not be less than (a) 1.10 to 1 for each four fiscal quarter period ending on or prior to September 30, 2010, and (b) 1.20 to 1 for each four fiscal quarter period ending after September 30, 2010 (our ratio was 1.71 to 1 as of September 30, 2009); and (iii) our Consolidated Total Senior Leverage Ratio must not at any time be more than 3.00 to 1 (our ratio was 1.39 to 1 as of September 30, 2009).

Our guarantees under the Wachovia Master Loan Agreement include certain financial covenants with the following requirements (capitalized terms represent terms defined in the applicable agreements): (i) a Current Ratio of at least 1.20 to 1 (our ratio was approximately 1.73 to 1 as of September 30, 2009); (ii) a Fixed Charge Coverage Ratio of at least 1.20 to 1 (our ratio was approximately 1.85 to 1 as of September 30, 2009); and (iii) an Adjusted Net Worth of at least $350.0 million (our Adjusted Net Worth was approximately $623.9 million as of September 30, 2009).

Certain of our lease agreements include financial covenants with the following requirements (capitalized terms represent terms defined in the applicable agreements): (i) a Current Ratio of at least 1.20 to 1 (our ratio was approximately 1.84 to 1 as of September 30, 2009), and (ii) an EBITDA plus rent expense (“EBITDAR”) Ratio of at least 1.50 to 1 (our ratio was 2.27 to 1 as of September 30, 2009). A breach of these covenants would give rise to certain lessor remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same landlord under a cross-default provision and (b) the landlord would have a claim for liquidated damages equaling the difference between fair market rent being paid, calculated over the lease term plus the landlord’s actual damages, to the extent to which the rents accelerated under the applicable lease and/or other leases with the same landlord under a cross-default provision.

Share Repurchase and Dividends

We have repurchased 26,711 shares of our common stock for $0.1 million from employees in connection with a net share settlement feature of employee share-based awards during 2009.

Cash Flow

Classification of Cash Flows Associated with Floor Plan Notes Payable

Borrowings and repayments of floor plan notes payable to a party unaffiliated with the entity from which we purchase a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as “floor plan notes payable—non-trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows with borrowings reflected separately from repayments. The net change in floor plan notes payable to a party affiliated with the entity from which we purchase new vehicles (collectively referred to as “floor plan notes payable – trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the entity from which we purchased the related inventory while the latter are cash flows related to amounts payable to a lender not affiliated with the entity from which we purchased the related inventory.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan providers require amounts borrowed for the purchase of a vehicle to be repaid immediately after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan as compared to us). In addition, we include all floor plan borrowings and repayments in our operating cash flow forecasts. As a result, we use the non-GAAP measure “cash provided by operating activities, as adjusted” to compare our results to forecasts. We believe that by splitting the cash flows of floor plan notes payable between operating activities and financing activities while all new vehicle inventory activity is included in operating activities results in significantly different operating cash flow than when all the cash flows of floor plan notes payable are classified together in operating activities.

Cash provided by operating activities, as adjusted, has material limitations. Cash provided by operating activities, as adjusted, includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the entity from which we purchase the related vehicle. In addition, cash provided by operating activities, as adjusted, may not be comparable to similarly titled measures of other companies. In order to compensate for these limitations we also review the related GAAP measures.

We have provided a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Nine Months Ended September 30,
	2009	2008
	(In millions)
Reconciliation of Cash provided by Operating Activities to Cash provided by Operating Activities, as Adjusted
Cash provided by operating activities, as reported	$59.7	$458.6
New vehicle floor plan borrowings (repayments)—non-trade, net	(66.9)	(377.5)
Floor plan notes payable—trade divestitures	10.2	5.9

Cash provided by operating activities, as adjusted	$3.0	$87.0

Operating Activities—

Net cash provided by operating activities totaled $59.7 million and $458.6 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash provided by operating activities, as adjusted, totaled $3.0 million and $87.0 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory. The decrease in our cash provided by operating activities, as adjusted, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was primarily the result of (i) $62.2 million related to the timing of collection of accounts receivable and contracts-in-transit, (ii) $31.4 million related to the timing of sale of inventory and repayment of the related floor plan notes payable, and (iii) a $7.4 million decrease in net income adjusted for non-cash items, partially offset by a $9.9 million increase related to the timing of payment of accounts payable and accrued expenses.

Investing Activities—

Net cash provided by investing activities totaled $18.6 million for the nine months ending September 30, 2009. Net cash used in investing activities totaled $282.1 million for the nine months ending September 30, 2008. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sale of property and equipment.

Capital expenditures were $6.1 million and $60.1 million for the nine months ended September 30, 2009 and 2008, respectively. Our capital investments consisted of upgrades of our existing facilities and equipment purchases. We received $1.9 million in construction reimbursements from lessors in connection with our sale-leaseback agreements during the nine months ended September 30, 2008. We expect that capital expenditures during 2009 will be limited to necessary maintenance on our existing facilities and completion of current construction projects, and will total between $10.0 and $15.0 million. Additionally, we estimate that capital expenditures during 2010 will total approximately $25.0 million.

During the nine months ended September 30, 2008, we paid $41.9 million to acquire one franchise (one dealership location). Included in the $41.9 million was $17.1 million of goodwill, $9.7 million of inventory, $7.5 million of franchise rights, $7.3 million of property and equipment, $0.2 million of loaner vehicles and $0.1 million of deferred acquisition costs. We financed this acquisition by using (i) $33.9 million of cash, (ii) $7.6 million of floor plan borrowings for the purchase of new vehicle inventory and (iii) $0.4 million of loaner vehicle financing.

During the nine months ended September 30, 2008, we paid $207.9 million for the purchase of previously leased real estate. We financed the purchase of this real estate with $151.1 million of mortgage borrowings and $56.8 million of available cash.

Proceeds from the sale of assets totaled $25.3 million and $26.1 million for the nine months ended September 30, 2009 and 2008, respectively. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash used in financing activities totaled $136.2 million and $208.5 million during the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009 and 2008, proceeds from borrowings amounted to $0.9 million and $248.9 million, respectively. During the first nine months of 2009 and 2008, repayments of borrowings amounted to $67.7 million and $59.9 million, respectively. The proceeds from borrowings and repayments during the 2008 period were primarily related to mortgage borrowings in connection with the purchases of previously leased real estate. The repayments of borrowings during the nine months ended September 30, 2009 were primarily related to repayment of amounts borrowed from our BofA Revolving Credit Facility.

We borrowed $7.6 million from our floor plan facilities for the purchase of inventory in connection with dealership acquisitions during the nine months ended September 30, 2008.

We repaid $2.9 million and $2.8 million of non-trade floor plan notes payable associated with sale of dealerships during the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2008, we paid dividends totaling $21.4 million. In addition, we repurchased $0.1 million and $1.2 million of common stock from employees in connection with the net share settlement of employee share-based awards during the nine months ended September 30, 2009 and 2008, respectively.

On October 21, 2009, our Board of Directors authorized us to use up to $30 million of cash to repurchase debt securities, make unscheduled principal payments on our existing mortgages, and/or purchase property that we currently lease, which supersedes our prior debt repurchase authorization. The timing and amount of repurchases of our debt or purchases of leased property, if any, are at the discretion of management.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 8% Notes, our 7.625% Notes, and the agreements governing our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. Such limits are calculated by adding 50% of cumulative net income or subtracting 100% of cumulative net losses (the “Cumulative Net Income Basket”); however, under the most restrictive of all relevant covenants, we are nevertheless allowed to spend $15.0 million in addition to amounts provided by the Cumulative Net Income Basket to repurchase common stock or pay dividends. As of September 30, 2009, our ability to repurchase common stock or pay dividends was limited to $2.3 million. In addition, notwithstanding the limitations mentioned above, we may spend up to $2.0 million per year to repurchase common stock.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented other than those disclosed in Note 11 of our accompanying Condensed Consolidated Financial Statements.

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

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a customer prepays or defaults on a retail sales contract or cancels an insurance or warranty contract. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 8% and 27%. Our F&I chargebacks from continuing operations for the nine months ended September 30, 2009 and 2008 were $9.1 million, and $15.0 million, respectively. Our chargeback reserves were $13.5 million and $15.2 million as of September 30, 2009 and December 31, 2008, respectively. A 1% change in our estimate for all our products would have changed our finance and insurance, net by approximately $0.8 million.

Income Taxes—

Deferred tax assets or liabilities represent the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

The application of income tax law is inherently complex. As such, we are required to make certain assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interest and penalties related to uncertain tax provisions are recorded as a component of the provision for income taxes. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in our consolidated balance sheets and statements of operations.

Insurance Reserves—

We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers such as account administrators and actuaries to help us accumulate and assess this information. As of September 30, 2009 and December 31, 2008, we had $11.8 million and $10.6 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Insurance losses for the nine months ended September 30, 2009 and 2008, totaled $16.7 million and $16.0 million, respectively.

Notes Receivable Reserves –

As of September 30, 2009 and December 31, 2008, we had outstanding notes receivable from consumer loans of $9.9 million and $16.0 million, respectively. These notes have initial terms ranging from 12 to 72 months, with the majority being 48 months and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. Our loss histories indicate our future credit losses will be approximately 29% of notes receivable. Our credit losses for the nine months ended September 30, 2009 and 2008 were $2.1 million and $1.0 million, respectively. Our allowance for credit losses was $2.9 million and $3.1 million as of September 30, 2009 and December 31, 2008, respectively. A 1% change in our estimate of notes receivable losses during 2009 would change our Finance and Insurance, net by approximately $0.1 million.

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

Our used light vehicle loss histories have indicated that our losses range between 2% and 6% of our used light vehicle inventory. Our used light vehicle losses for the nine months ended September 30, 2009 and 2008 were $6.6 million and $12.5 million, respectively. As of September 30, 2009, our used light vehicle loss reserve was $2.9 million, or 4.3% of used light vehicle inventory. As of December 31, 2008, our used light vehicle loss reserve was $3.1 million, or 5.7% of used light vehicle inventory. We continue to focus on inventory management, including better aligning our inventory to meet consumer demands. We believe our used vehicle inventory is now more closely aligned with consumer demand, with approximately 44 days sales in our inventory as of September 30, 2009. As of September 30, 2009, each 1% change in our estimate would change our used light vehicle reserve approximately $0.8 million.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

The following operating performance measure cash provided by operating activities, as adjusted, is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as cash provided by operating activities. This non-GAAP operating performance measure has material limitations and as a result should be evaluated in conjunction with the directly comparable GAAP measure. For example, these non-GAAP measures are not defined by GAAP and our definition of each measure may differ from and therefore may not be comparable to similarly titled measures used by other companies. Other limitations are discussed below. In order to compensate for these limitations, we also review the related GAAP measures. Investors should not consider non-GAAP measures in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Cash provided by operating activities, as adjusted

Borrowings and repayments of floor plan notes payable—non-trade are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable—trade is classified as an operating activity on the Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the entity from which we purchased the related inventory while the latter are cash flows related to amounts payable to a lender not affiliated with the entity from which we purchased the related inventory.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan providers require amounts borrowed for the purchase of a vehicle to be repaid immediately after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan as compared to us). In addition, we include all floor plan borrowings and repayments in our operating cash flow forecasts. As a result, we use cash flow from operating activities, as adjusted to compare our results to forecasts. We believe that by splitting the cash flows of floor plan notes payable between operating activities and financing activities while all new vehicle inventory activity is included in operating activities results in significantly different operating cash flow than when all the cash flows of floor plan notes payable are classified together in operating activities.

The non-GAAP measure cash provided by operating activities, as adjusted has material limitations. Cash provided by operating activities, as adjusted includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the entity from which we purchase the related vehicle. In addition, the non-GAAP measure cash provided by operating activities, as adjusted may not be comparable to similarly titled measures of other companies. In order to compensate for these limitations we also review the related GAAP measures.

We have provided a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Nine Months Ended September 30,
	2009	2008
	(In millions)
Reconciliation of Cash provided by Operating Activities to Cash provided by Operating Activities, as Adjusted
Cash provided by operating activities, as reported	$59.7	$458.6
New vehicle floor plan borrowings (repayments)—non-trade, net	(66.9)	(377.5)
Floor plan notes payable—trade divestitures	10.2	5.9

Cash provided by operating activities, as adjusted	$3.0	$87.0

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $354.2 million of total variable rate debt (including floor plan notes payable) outstanding as September 30, 2009, a 1% change in interest rates would result in a change of approximately $3.5 million to our annual other interest expense.

We received $6.7 million of interest credit assistance from certain automobile manufacturers during the nine months ended September 30, 2009. Interest credit assistance reduced cost of sales (including amounts classified as discontinuing operations) for the nine months ended September 30, 2009, by $12.2 million and reduced new vehicle inventory by $2.6 million and $8.1 million as of September 30, 2009 and December 31, 2008, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk

We have an interest rate swap with a current notional principal amount of $125.0 million. The swap was designed to provide a hedge against changes in interest rates on an equivalent amount of our variable rate floor plan notes payable through maturity in June 2013. This swap is collateralized by our assets on which we have not otherwise granted a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

In addition, we have an interest rate swap with a current notional principal amount of $12.4 million. The swap was designed to provide a hedge against changes in interest rates on an equivalent amount of our variable rate mortgage notes payable through maturity in June 2011. The notional amount of this swap is reduced over its term. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the three months ended September 30, 2009 (in millions) is as follows:

Derivative in Cash Flow Hedging Relationships	Effective Results Recognized in OCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(3.5)	Floor plan interest expense	$(1.2)	$—	$—	NA

Interest rate swaps	$(0.1)	Other interest expense	$(0.1)	$—	$—	NA

Interest rate swaps	NA	Floor plan interest expense	NA	$(0.1)	$—	NA

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the nine months ended September 30, 2009 (in millions) is as follows:

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in OCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(4.9)	Floor plan interest expense	$(3.4)	$—	$—	NA

Interest rate swaps	$(0.2)	Other interest expense	$(0.3)	$—	$—	NA

Interest rate swaps	NA	Floor plan interest expense	NA	$(0.4)	$—	NA

On the basis of yield curve conditions as September 30, 2009, we anticipate that the amount expected to be reclassified out of Accumulated Other Comprehensive Income (“AOCI”) into earnings in the next 12 calendar months will be a loss of $4.8 million. However, this anticipated $4.8 million loss relates to hedging activity that fixes the interest rates on only 35% of our variable rate debt, including floor plan notes payable and, therefore, if the current low interest rate environment continues we believe we would experience a benefit from low interest rates on 65% of our variable rate debt.

Fair Values of Derivative Instruments on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$9.0
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.3

Fair value estimates involve making a credit adjustment to LIBOR-based discount rates, by adjusting these discount rates by an amount deemed to be reflective of our credit risks (for amounts due from us) and the credit risks of the applicable swap counterparty (for cash flows due to us). Other than that assumption, all other inputs to the valuation reflect level 2 inputs.

Market Risk Disclosures as of September 30, 2009:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(8.6)
Interest Rate Swap*	$12.4	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.7)

*	This swap is amortizing. Immediately prior to maturity, its notional value will be $11.3 million.

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

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.5% premium over the market price of our common stock at the time of pricing. As of September 30, 2009, the strike price was $44.74 as a result of certain dividend payments. Under the terms of the warrant transactions we are required to issue shares of our common stock to the Counterparties in the event of a conversion of our 3% Notes at a strike price above $44.74.

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

During the third quarter of 2009, we further expanded the utilization of the Arkona Dealer Management System, which has been implemented at approximately 59% of our dealerships. As appropriate, we are modifying the documentation of the internal control process and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in our internal control over financial reporting during the third quarter of the fiscal year ending December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description of Documents
3.1	By-Laws of Asbury Automotive Group, Inc., as amended to date (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2009)*

10.1	Amendment No. 1 to the Revolving Credit Agreement, dated as of July 21, 2009, among Asbury Automotive Group, Inc., the Lenders and Guarantors listed therein as signatories and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2009)*

10.2	Amendment No. 1 to the Credit Agreement, dated as of July 22, 2009, among Asbury Automotive Group, Inc., Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, and the Lenders and Subsidiary Guarantors listed therein as signatories (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2009)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: October 29, 2009	By:	/S/ CHARLES R. OGLESBY
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

Date: October 29, 2009	By:	/S/ CRAIG T. MONAGHAN
	Name:	Craig T. Monaghan
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit List

Exhibit Number	Description of Documents
3.1	By-Laws of Asbury Automotive Group, Inc., as amended to date (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2009)*

10.1	Amendment No. 1 to the Revolving Credit Agreement, dated as of July 21, 2009, among Asbury Automotive Group, Inc., the Lenders and Guarantors listed therein as signatories and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2009)*

10.2	Amendment No. 1 to the Credit Agreement, dated as of July 22, 2009, among Asbury Automotive Group, Inc., Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, and the Lenders and Subsidiary Guarantors listed therein as signatories (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2009)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.