Form 10-K
period 2009-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2010-03-01
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer	☐	Accelerated filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock as of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was $320,798,484 (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 26, 2010 was 32,787,070 (net of 4,776,930 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.

2009 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Information

Certain of the discussions and information included in this report may constitute “forward-looking statements” within the meaning of the federal securities laws. Such statements can generally be identified by words such as “may,” “target,” “could,” “would,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee” and other similar words or phrases. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position, our business strategy and the expectations and assumptions of our management with respect to, among other things:

•	our relationships with vehicle manufacturers;

•	our ability to improve our margins, operating cash flows, availability of capital and liquidity;

•	our estimated future capital expenditures;

•	the economic recovery and its impact on our revenues and expenses;

•	our parts and service revenue due to, among other things, manufacturer recalls, the decline in U.S. SAAR and changes in business strategy and government regulations;

•	availability of capital;

•	the variable nature of significant components of our cost structure and our advantageous brand mix;

•	our ability to decrease our exposure to regional economic downturns due to our geographic diversity and advantageous brand mix;

•	manufacturers’ willingness to continue to use incentive programs in the near future to drive demand for their product offerings;

•	our ability to implement our dealer management system in a cost-efficient manner;

•	our acquisition and divestiture strategies;

•	the continued availability of floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing;

•	the continuation of industry-wide gains in market share of mid-line import brands;

•	our expectations with respect to cost savings resulting from the relocation of our corporate offices, the reorganization of our retail network, and our store-level and other productivity initiatives;

•	our ability to reduce our annual cash expenditures;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our net income as a result of the foregoing and other factors.

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

•

changes in laws and regulations governing the operation of automobile franchises, including trade restrictions, consumer protections, accounting standards, taxation requirements, and environmental laws;

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

•

our relationships with, and the reputation and financial health and viability of vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationship with, and the financial stability of, our lenders and lessors;

•	our ability to execute our restructuring programs and other initiatives and other strategies;

•	high levels of competition in our industry which may create pricing pressures on our products and services;

•	our ability to renew, and enter into new, framework and dealer agreements on terms acceptable to us;

•	our inability to retain key personnel;

•	our ability to leverage gains from our dealership portfolio; and

•	continued disruptions in the financial markets.

Many of these factors are beyond our control or predict, and their ultimate impact could be material. Moreover, the factors set forth under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report. We urge you to carefully consider those factors.

These forward-looking statements and such risks, uncertainties and other factors, speak only as of the date of this report. We expressly disclaim any obligation to update any forward-looking statement contained herein.

Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our web site at http://www.asburyauto.com on the same day that the information is filed with the Securities and Exchange Commission (the “Commission”). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2010 Annual Meeting of Stockholders, when filed, will also be available on our web site, and at the URL stated in such proxy statement. We also make available on our web site copies of our charter, bylaws and other materials that outline our corporate governance policies and practices, including:

•	the respective charters of our audit committee, governance and nominating committee, compensation committee and risk committee;

•	our criteria for independence of the members of our board of directors, audit committee, and compensation committee;

•	our Corporate Governance Guidelines; and

•	our Code of Business Conduct and Ethics for Directors, Officers and Employees.

We intend to provide any information required by Item 5.05 of Form 8-K (relating to amendments or waivers of our Code of Business Conduct and Ethics for Directors, Officers and Employees) by alternate disclosure on our web site.

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

We are one of the largest automotive retailers in the United States, operating 106 franchises at 81 dealership locations as of December 31, 2009. We offer an extensive range of automotive products and services, including:

•	new and used vehicles;

•	vehicle maintenance and repair services;

•	replacement parts;

•	new and used vehicle financing; and

•	aftermarket products such as insurance, warranty and service contracts.

Asbury Automotive Group, Inc. was incorporated in the State of Delaware on February 15, 2002, and our stock is listed on the New York Stock Exchange under the ticker symbol “ABG.”

General Description of Our Operations

As of December 31, 2009, we operated dealerships in 21 metropolitan markets throughout the United States. We have developed our dealership portfolio through the acquisition of large, locally-branded dealership groups operating throughout the United States. We have complemented these large dealership group acquisitions with the purchase of numerous single point dealerships and smaller dealership groups in our then-existing market areas. Our retail network consists of nine locally-branded dealership groups. The following chart gives a detailed breakdown of our markets, brand names and franchises as of December 31, 2009:

Brand Names by Region	Date of Initial Acquisition	Markets	Franchises

Nalley Automotive Group	September 1996	Atlanta, GA	Acura, Audi, BMW, Hino(a), Honda, IC Bus, Infiniti(a), International(a), Isuzu Truck, Jaguar, Lexus(a), Nissan, Peterbilt, Toyota, Volvo, Workhorse, UD Truck

Courtesy Autogroup	September 1998	Tampa, FL	Chrysler, Dodge, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Toyota, smart

Coggin Automotive Group	October 1998	Jacksonville, FL	Honda(a), Nissan(a), Toyota

		Orlando, FL	Buick, Chevrolet, Ford, GMC, Honda(a), Lincoln, Mercury, Pontiac

		Fort Pierce, FL	Acura(b), BMW, Honda, Mercedes-Benz

Crown Automotive Company	December 1998	Princeton, NJ	BMW, MINI

		Greensboro, NC	Acura, BMW, Cadillac, Chevrolet, Chrysler, Dodge, Honda, Jeep, Nissan, Volvo

		Chapel Hill, NC	Honda

		Fayetteville, NC	Dodge, Ford

		Charlotte, NC	Honda

		Richmond, VA	Acura, BMW(a), MINI

		Charlottesville, VA	BMW

		Greenville, SC	Nissan

David McDavid Auto Group	April 1998	Dallas/Fort Worth, TX	Acura, Honda(a), Lincoln, Mercury

		Houston, TX	Honda, Nissan

		Austin, TX	Acura

California Dealerships	April 2003	Fresno, CA	Mercedes-Benz

		Los Angeles, CA	Honda(b)

North Point Auto Group	February 1999	Little Rock, AR	BMW, Ford, Lincoln, Mazda, Mercury, Nissan(a), Toyota, Volkswagen, Volvo

Gray-Daniels Auto Family	April 2000	Jackson, MS	Chevrolet, Ford, Lincoln, Mercury, Nissan(a), Toyota

Plaza Motor Company	December 1997	St. Louis, MO	Audi, BMW, Cadillac, Infiniti, Land Rover, Lexus, Mercedes-Benz, Porsche, smart

(a)	This market has two of these franchises.
(b)	Represents pending divestitures as of December 31, 2009.

New Vehicle Sales

As of December 31, 2009, we had a diverse portfolio of 37 American, European and Asian brands. Our new vehicle unit sales consist of the sale of new vehicles to individual retail customers (“new light vehicle retail”), the sale of new vehicles to commercial customers (“fleet”), and the sale of new heavy trucks (“heavy truck”) (the terms “new light vehicle retail,” “fleet” and “heavy truck,” being collectively referred to as “new”). Our new light vehicle revenue and new light vehicle gross profit include revenue and gross profit from new light vehicle unit and fleet unit sales. In 2009, we sold 64,618 new vehicles through our dealerships. New light vehicle sales were 51% of our total revenues and 21% of our total gross profit for the year ended December 31, 2009. New heavy truck revenue totaled 4% of our total revenues and 1% of our total gross profit for the year ended December 31, 2009. We evaluate the results of our new vehicle sales based on unit volumes and gross profit per vehicle sold.

Our new vehicle revenues include new vehicle sale and lease transactions arranged by our dealerships with third parties. As a result of fixed-period lease terms, customers who lease new vehicles generally return to the market more frequently than customers who purchase new vehicles. In addition, because third-party lessors frequently give our dealerships the first option to purchase vehicles returned by customers at lease-end, leases typically provide us with an additional source of late-model vehicles for our used vehicle inventory. Generally, leased vehicles remain under manufacturer warranty for the term of the lease, which results in increased parts and services revenue, as dealerships are typically relied upon to provide warranty repair service to the lessee throughout the lease term.

Used Vehicle Sales

We sell used vehicles at all of our dealership locations. Used vehicle sales include the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being together referred to as “used”). In 2009, we sold 39,972 used retail vehicles through our dealerships. Sales of used retail vehicles, which generally have higher gross margins than new vehicles, accounted for approximately 20% of our total revenues and 13% of our total gross profit for the year ended December 31, 2009. We evaluate the results of our used vehicle sales based on unit volumes and gross profit per vehicle sold. Wholesale sales represented 5% of our total revenues, but did not have a material impact on our total gross profit, for the year ended December 31, 2009.

Gross profit from the sale of used vehicles depends primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and the use of advanced technology to manage our inventory. Our new vehicle operations typically provide our used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which we believe are good sources of attractive used vehicle inventory. We also purchase a significant portion of our used vehicle inventory at auctions restricted to new vehicle dealers (offering off-lease, rental and fleet vehicles) and “open” auctions that offer vehicles sold by other dealers and repossessed vehicles. Used vehicle inventory is typically sold as wholesale if a vehicle is not sold at retail within 60 days, except for used vehicles that do not fit within our inventory mix, which are sold as wholesale almost immediately. The reconditioning of used vehicles also creates service work for our parts and service departments.

Parts and Service

We sell parts and provide maintenance and repair service at all of our franchised dealerships, primarily for the vehicle brands sold at those dealerships. We operate approximately 2,700 service bays at our dealerships. In addition, as of December 31, 2009, we maintained 25 free-standing collision repair centers either on the premises of, or in close proximity to, our dealerships. Sales of parts and service accounted for approximately 17% of our total revenues and 51% of our total gross profit for the year ended December 31, 2009.

Historically, parts and service revenues have been more stable than those from vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increasing number of vehicles on the road. However, we believe that our parts and service revenues have been, and will continue to be, under pressure in the current challenging retail environment because vehicle owners have been postponing, and may continue to postpone certain repairs that are not necessary to the functional operation of their vehicle. In addition, we continue to believe that vehicles manufactured in recent years continue to show signs of improved manufacturing, resulting in the need for fewer repairs which, in turn, reduces our parts and services revenues. Furthermore, the significant decline in U.S. vehicle sales over the past two years may have an adverse impact on our parts and service business for the next several years.

The automotive parts and service industry tends to be highly fragmented, with franchised dealerships and independent repair shops competing for this business. We believe, however, that the increased use of advanced technology in vehicles has made it difficult for independent repair shops to compete effectively for our service and repair business. These independent repair shops may not be able to invest in the equipment and training necessary to perform major or technical repairs, especially as such repairs relate to luxury and mid-line imports which comprise a significant majority of our new vehicle retail sales. Our parts and service business also benefits from the service work generated through the sale of extended service contracts to customers who purchase new and used vehicles from us, as historically these customers have tended to service their vehicles at the same location where they purchase extended warranty contracts. Additionally, vehicle manufacturers require manufacturer warranty work to be performed only at franchised dealerships. As a result, unlike independent service stations or independent and superstore used car dealerships with service operations, our franchised dealerships are authorized to perform work covered by manufacturer warranties on increasingly technologically complex vehicles. For the year ended December 31, 2009, warranty work accounted for 17% of our parts and service revenue.

Finance and Insurance

We refer to the finance and insurance portion of our business as F&I. Through our F&I business, we arrange for third-party financing of the sale or lease of new and used vehicles to customers, as well as offer a number of aftermarket products such as extended service contracts, guaranteed asset protection (“GAP”) debt cancellation, prepaid maintenance, credit life and disability insurance, and similar products. Our finance and insurance business generated approximately 3% of our total revenues and 15% of our total gross profit for the year ended December 31, 2009. The following is a brief description of our significant F&I product offerings:

•	Extended service contracts – covers certain repair work after the expiration of the manufacturer warranty.

•

GAP debt cancellation – covers the difference in value between the actual value of the car and the amount on an auto loan or a lease after the payment from the insurance company at the time of a total loss.

•	Prepaid maintenance – covers certain routine maintenance work, such as (i) oil changes, (ii) cleaning and adjusting of brakes (iii) multi-point vehicle inspections and (iv) tire rotations.

•	Credit life and disability – covers the remaining amounts due on an auto loan or a lease in the event of death or disability.

We earn sales-based commissions on substantially all of the financing that we arrange on behalf of our customers. We may be charged back (“chargebacks”) for these commissions in the event a finance contract is cancelled, typically within the first 90 days of such contract or if a non-finance contract is canceled prior to its maturity. We arranged customer financing on approximately 70% of the vehicles we sold during the year ended December 31, 2009. These transactions resulted in commissions being paid to us by the third-party lenders, including manufacturer captive finance subsidiaries. Currently, we do not retain liability for the credit risk associated with these purchase and lease transactions after the completion of the transactions.

Similarly, we may be required to refund a portion of our profit relating to the sale of warranty, maintenance and insurance and other products in the event of early cancellation. We do not, however, bear any risk related to insurance payments, which are borne by third parties. We receive discounted pricing compared to smaller competitors in our local markets on many of the warranty, maintenance and insurance products that we provide as a result of our size and sales volume. Historically, chargebacks on finance contracts and warranty, maintenance and insurance products have totaled between 12% and 14% of total F&I revenue.

We are currently party to a number of “preferred lender agreements.” Under the terms of these preferred lender agreements, each lender has agreed to provide a marketing fee to us above the standard commission rate for each loan that our dealerships place with that lender. Furthermore, many of the warranty and insurance products we sell result in underwriting profits and investment income for us based on portfolio performance. The underwriting profits and investment income, if any, represent the amount of funds available to pay future claims in excess of what is actually used to pay claims on the related policies. These payments are determined by the lenders based upon an agreed-upon earnings schedule.

Recent Developments

New Sprinter Franchises

In January 2010, we were awarded two Sprinter franchises, which were added to our Mercedes-Benz locations in St. Louis, Missouri and Tampa, Florida.

Toyota and Lexus Recalls

On October 5, 2009, Toyota initiated a recall for potential floor mat interference with accelerator pedals, referred to as the “pedal entrapment recall,” currently covering over 5 million Toyota and Lexus vehicles. On January 21, 2010, Toyota announced a recall for sticking accelerator pedals, referred to as the “accelerator pedal recall,” currently covering approximately 2.3 million Toyota vehicles. On January 26, 2010, Toyota then temporarily suspended sales of the eight new vehicle models covered by the accelerator pedal recall. In early February 2010, Toyota announced that dealers can resume selling vehicles covered by the accelerator pedal recall, to the extent they perform the necessary repairs to address such recall. On February 8, 2010, Toyota announced additional recalls covering 2010 model year Prius vehicles as well as other Toyota and Lexus vehicles.

We currently own (i) 5 Toyota dealerships representing 9% and 10% of our new and used vehicle sales, respectively and 10% of our total revenues for the year ended December 31, 2009; and (ii) 3 Lexus dealerships representing 5% and 8% of our new and used vehicle sales, respectively and 6% of our total revenues for the year ended December 31, 2009. In addition, a significant amount of our Toyota vehicle inventory is covered by one or more of these recalls. While we do not currently project a material impact on our business from the Toyota and Lexus recalls commenced to date and based on currently available information, the overall impact is uncertain and there can be no assurance that the recalls, or additional recalls that may occur, will not have a material adverse effect on our business.

Business Strategy

Focus on Premier Brand Mix, Strategic Markets and Diversification

We classify our franchise sales into luxury, mid-line import, mid-line domestic, value, and heavy trucks. Luxury and mid-line imports together accounted for approximately 85% of our new light vehicle sales for the year ended December 31, 2009. Over the last two decades, luxury and mid-line imports have gained market share at the expense of mid-line domestic brands. We believe that in this challenging retail environment, luxury brands will maintain a strong presence in the market and that mid-line import market share gains will continue, primarily because luxury and mid-line import vehicles, based on recent results, have:

•	delivered more desirable vehicle models, in terms of fuel efficiency and cost;

•	demonstrated greater resilience to downturns in the economy;

•	garnered higher customer loyalty; and

•	presented more attractive service and used car opportunities.

The following table reflects (i) the number of franchises and (ii) the percent of new light vehicle revenues represented by each class of franchise as of December 31, 2009:

Class/Franchise	Number of Franchises as of December 31, 2009	% of New Light Vehicle Revenues for the Year Ended December 31, 2009
Light Vehicles
Luxury
BMW	9	9%
Acura(a)	6	4
Mercedes-Benz	4	8
Infiniti	4	4
Lincoln	4	2
Lexus	3	6
Volvo	3	1
Audi	2	1
Cadillac	1	1
Jaguar	1	*
Land Rover	1	*
Porsche	1	*

Total Luxury	39	36%

Mid-Line Import
Honda(a)	14	25%
Nissan	11	12
Toyota	5	10
MINI	2	1
Mazda	1	*
Volkswagen	1	1

Total Mid-Line Import	34	49%

Mid-Line Domestic
Ford	4	7%
Mercury	4	1
Chevrolet	2	3
Chrysler	2	*
Dodge	3	1
Buick	1	*
GMC	1	*
Jeep	2	1
Pontiac	1	*

Total Mid-Line Domestic	20	13%

Value
smart	2	*
Hyundai	1	1%
Kia	1	1

Total Value	4	2%
Total Light Vehicles	97	100%

Class/Franchise	Number of Franchises as of December 31, 2009
Heavy Trucks
Hino	2
International	2
Isuzu Truck	1
IC Bus	1
Peterbilt	1
UD Truck	1
Workhorse	1

Total Heavy Trucks	9

TOTAL	106

*	Franchise accounted for less than 1% of new light vehicle retail revenue for the year ended December 31, 2009.
(a)	Includes one pending divestiture as of December 31, 2009.

Our physical locations encompassed 21 different metropolitan markets at 81 locations in the following 11 states as of December 31, 2009: Arkansas, California, Florida, Georgia, Mississippi, Missouri, New Jersey, North Carolina, South Carolina, Texas and Virginia. New vehicle sales revenue is diversified among certain manufacturers as shown in the table above. We believe that our geographic diversity as well as diversification among manufacturers decreases our exposure to regional economic downturns and manufacturer-specific risks such as manufacturer bankruptcy, recalls, warranty issues or production disruption. See “Risk Factors” for a description of several risks relating to manufacturer-specific risks.

Each of our dealerships maintains a strong local brand that has been enhanced through local advertising. We believe our cultivation of strong local brands is beneficial because consumers prefer to interact with a locally-recognized brand. By placing franchises in one geographic location under a single, local brand, we believe we will be able to generate advertising synergies and retain customers even if they purchase and service different automobile brands.

Maintain Flexible Cost Structure and Emphasize Expense Control

We continually focus on controlling expenses at our existing dealerships and any that may be integrated into our operations upon acquisition. We categorize our cost structure into three groups, which are variable, semi-variable and fixed. Variable costs include incentive-based compensation, which include commissions and other incentive pay and vehicle carrying cost. Salespeople, sales managers, service managers, parts managers, service advisors, service technicians and the majority of other non-clerical dealership personnel are paid a commission. We also compensate our general managers with incentive pay, based on dealership profitability, and our department managers and salespeople are similarly compensated with an incentive-based pay system based upon departmental profitability and individual performance. In addition, the bonus portion of our salaried employees’ compensation is tied to our overall operating results, and is thus variable. Semi-variable expenses include base salaries, outside services, travel and entertainment expenses, advertising and loaner vehicle amortization. Fixed costs include rent, utilities and depreciation expense. We are constantly evaluating our cost structure, and believe that we can further manage our costs by:

•	centralizing our processing systems and capitalizing on best practices among our dealerships;

•	standardizing our benefit plans; and

•	negotiating additional contracts with certain of our vendors on a national rather than regional basis.

For example, in order to reduce our expenses, we recently completed a corporate and regional restructuring plan, which included the relocation of our corporate offices and the reorganization of our retail network. We moved our corporate headquarters to Duluth, Georgia, and closed our corporate offices in New York, New York and Stamford, Connecticut, at the end of March 2009. In addition, during 2009, we eliminated our regional management structure. Finally, we continue to expand our store-level productivity initiatives, focus on managing our cost structure, improve inventory management and select technology investments to enhance our productivity. For a further discussion of the cost-savings resulting from our restructuring and productivity initiatives, please see the discussion in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Focus on Higher Margin Products and Services

While new vehicle sales are critical to drawing customers to our dealerships, parts and service, used vehicle retail sales, and finance and insurance generally provide significantly higher profit margins and account for the majority of our profitability. As a result, we have discipline-specific executives at both the corporate and dealership levels, who focus on increasing the penetration of current services and expanding the breadth of our offerings to customers. While each of our dealership general managers has flexibility to respond effectively to local market conditions, including market-specific advertising and management of inventory mix, each pursues an integrated strategy, as directed from our centralized management team at our corporate office, to enhance profitability and stimulate organic growth.

Local Management of Dealership Operations

We believe that local management of dealership operations enables our retail network to provide market-specific responses to sales, customer service and inventory requirements. Our dealerships are operated as distinct profit centers in which the general managers are responsible for the operations, personnel and financial performance of their dealerships as well as other day-to-day operations. We believe our general managers’ familiarity with their markets enables them to effectively run day-to-day operations, market to customers and recruit new employees. The general manager of each dealership is supported, in most cases, by a new vehicle sales manager, a used vehicle sales manager, a F&I manager, and a parts and service manager. Our dealership management teams typically have many years of experience in the automotive retail industry. In addition, our continued focus on college recruiting, training, development, and retention is designed to maintain and strengthen our talented management pool. This management structure is complemented by support from the corporate office through centralized technology and financial controls.

We also believe the application of professional management practices such as the implementation of policies and procedures to streamline processes, create efficiencies and share best practices among our dealership operations provides us with a competitive advantage over many independent dealerships. Notwithstanding the foregoing, we continue to regularly examine our operations in order to identify areas for improvement and disseminate best practices throughout our retail network.

Centralized Administrative and Strategic Functions

Our corporate headquarters is located in Duluth, Georgia. The corporate office is responsible for the capital structure of the business and its expansion and operating strategy. The implementation of our operational strategy rests with each dealership management team based on the policies and procedures established and promulgated by the corporate office. With respect to our growth strategy, the corporate office management team evaluates opportunities for acquisition or to enter new markets as such opportunities become available that we believe will allow us to meet our return threshold. In addition, we continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location and from time to time, we may seek to sell certain of our dealerships to raise capital or to refine our dealership portfolio.

Furthermore, we employ professional management practices in all aspects of our operations. Our dealership operations are complemented by centralized technology and strategic and financial controls, as well as shared market intelligence throughout the organization. Corporate and dealership management utilize centralized management information systems to monitor each dealership’s sales, profitability and inventory on a regular basis. In addition, we have centralized our information technology, payroll and benefits administration from which we expect to experience cost synergies.

Beginning in late 2007, we began a migration to a single dealer management system (“DMS”), DealerTrack’s Arkona dealer management system. We believe a single DMS will create a more efficient retail operation that will result in a better experience for our customers. As of December 31, 2009, approximately 67% of our dealerships have been converted to the Arkona dealer management system.

We consolidate financial, accounting and operational data received from our dealerships through customized financial products. Our information technology approach enables us to integrate and aggregate the information from existing dealerships and, when necessary, a new acquisition. By creating a connection over our private network between the dealer management system and our corporate financial products, management can view the financial, accounting and operational data of any specific dealership. These financial products allow us to review operating and financial data at a variety of levels. For example, from our headquarters, management can review the performance of any specific department (e.g., parts and services) at any particular dealership. This system also allows us to more efficiently compile and monitor our consolidated financial results.

Commitment to Customer Service

We are focused on providing a high level of customer service to meet the needs of an increasingly sophisticated and demanding automotive consumer. We have designed our dealership service business to meet the needs of our customers and establish relationships that we believe will result in both repeat business and additional business through customer referrals. Furthermore, we provide our dealership managers with appropriate incentives to employ more efficient selling approaches, engage in extensive follow-up to develop long-term relationships with customers and extensively train our sales staff to meet customer needs.

We continually evaluate opportunities, and implement appropriate new technologies, to improve the buying experience for our customers, and believe that our ability to share best practices across our multi-jurisdictional platform gives us an advantage over independent dealerships. For example, our customer relations management tool facilitates communications with our customers before, during and after the sale. Additionally, we have implemented a web-based used vehicle inventory management system that allows us to optimize our local market inventory mix and pricing, enabling us to offer a better selection of highly desirable, lower cost used vehicles. As discussed above, we have invested in innovative computer technologies and developed product menus to help streamline the purchase process and create efficiencies in our customers’ purchasing experience of our finance, insurance and warranty products. All of our stores have access to these tools to drive the performance of our employees and enhance customer service.

In addition, our service and repair operations are an integral part of our overall approach to customer service, providing an opportunity to foster ongoing relationships and improve customer loyalty. We continue to train our technicians and service advisors to ensure that our customers continue to receive excellent service. We intend to invest in the human capital necessary to ensure that this aspect of our business continues to expand.

Marketing

Our advertising and marketing efforts are focused at the local market level, with the aim of building our business with a broad base of repeat, referral and new customers. Traditionally, we have spent the majority of our advertising dollars on television advertising, but we are experiencing a continued shift toward Internet-based advertising, including lead generation. Recognizing the fact that customers are using interactive tools to make buying decisions, we are investing in the development of our e-commerce strategy by:

•	focusing on the development of our brands online;

•	performing research to better understand the online consumer and their decision to visit one site versus another; and

•	reinvesting our marketing dollars toward online marketing.

Radio, print, direct mail and the yellow pages make up the remaining factions of our advertising spend. In addition, we also use electronic mail to assist our marketing efforts and to stay in contact with our customers.

The automotive retail industry has traditionally used locally produced, largely non-professional materials for advertising, often developed under the direction of each dealership’s general manager. However, we have chosen to create common marketing materials for our brand names using professional advertising agencies. Our total company advertising expense from continuing operations was $27.4 million for the year ended December 31, 2009, which translates into an average of $262 per retail vehicle sold. In addition, manufacturers’ direct advertising spending in support of their brands has historically been a significant component of the total amount spent on new car advertising in the United States.

Competition

In new vehicle sales, our dealerships compete with other franchised dealerships, primarily in their regions. We do not have any cost advantage in purchasing new vehicles from the manufacturers. Instead, we rely on our advertising and merchandising, sales expertise, service reputation, strong local brand names and location of our dealerships to assist in the sale of new vehicles. Our used vehicle operations compete with other franchised dealers, large used car retail consolidators, independent used car dealers, Internet-based vehicle brokers and private parties for supply and resale of used vehicles.

We compete with other franchised dealers to perform warranty repairs and with other automobile dealers and franchised and independent service centers for non-warranty repair and routine maintenance business. We compete with other automobile dealers, service stores and auto parts retailers in our parts operations. We believe that the principal competitive factors in parts and service sales are the ability to use factory-approved replacement parts, price, the familiarity with a manufacturer’s brands and models, and the quality of customer service. A number of regional and national chains as well as some competing franchised dealers may offer certain parts and services at prices lower than our prices.

In arranging financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions. In addition, many financial institutions are now offering F&I products through the Internet, which may increase competition and reduce our profits on certain of these items. We believe that the principal competitive factors in providing financing are convenience, interest rates and flexibility in contract length.

In addition, given our desire to hire experienced, talented and successful individuals, the market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive. As a result, we also compete with franchised dealers and other large automotive retailers for talented personnel.

Dealer and Framework Agreements

Each of our dealerships operates pursuant to a dealer agreement between the dealership and the manufacturer (or in some cases the distributor) of each brand of new vehicles sold and/or serviced at the dealership. A typical dealer agreement specifies the locations at which the dealer has the right and obligation to sell the manufacturer’s vehicles and related parts and products and/or to perform certain approved services. Each dealer agreement also governs the use of the manufacturer’s trademarks and service marks.

The allocation of new vehicles among dealerships is subject to the discretion of the manufacturer, and generally does not guarantee the dealership exclusivity within a given territory or otherwise. Most dealer agreements impose requirements on substantially all aspects of the dealer’s operations. For example, most of our dealer agreements contain provisions and standards related to, among other things, the following:

•	inventories of new vehicles and manufacturer replacement parts;

•	maintenance of minimum net working capital requirements, and in some cases, minimum net worth requirements;

•	achievement of certain sales and customer satisfaction targets;

•	advertising and marketing practices;

•	facilities and signs;

•	products offered to customers;

•	dealership management;

•	personnel training;

•	information systems;

•	geographic market; and

•	dealership monthly and annual financial reporting.

In addition to requirements under dealer agreements, we are subject to additional provisions contained in supplemental agreements, framework agreements, dealer addenda and manufacturers’ policies, collectively referred to as “framework agreements.” Framework agreements impose additional requirements to those described above. Such agreements also define other standards and limitations, including:

•	company-wide performance criteria;

•	capitalization requirements;

•	limitations on changes in our ownership or management;

•	limitations on the number of a particular manufacturer’s franchises owned by us;

•	restrictions or prohibitions on our ability to pledge the stock of certain of our subsidiaries; and

•

conditions for consent to proposed acquisitions, including sales and customer satisfaction criteria, as well as limitations on the total local, regional and national market share percentage that would be represented by a particular manufacturer’s franchises owned by us after giving effect to a proposed acquisition.

Some dealer agreements and framework agreements grant the manufacturer the right to purchase its dealerships from us under certain circumstances, including upon the occurrence of an extraordinary corporate transaction without the manufacturer’s prior consent or a material breach of the framework agreement. Some of our dealer agreements and framework agreements also give the manufacturer a right of first refusal if we propose to sell any dealership representing the manufacturer’s brands to a third party. These agreements may also attempt to limit the protections available under applicable state laws and require us to resolve disputes through binding arbitration.

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

While our dealer agreements may be terminated or not renewed for any of the reasons listed above, it may be possible to negotiate a waiver of termination or non-renewal with the manufacturer. Notwithstanding that, however, no assurances can be provided that upon the termination or attempted termination, or nonrenewal of any agreement, that we will be able to enter into new agreements, or waivers to any agreement, on acceptable terms, in a timely manner, or at all.

Regulations

We operate in a highly regulated industry. Under various state laws each of our dealerships must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service in such state. In addition, we are subject to numerous complex federal, state and local laws regulating the conduct of our business, including with respect to:

•	advertising;

•	motor vehicle and retail installment sales practices;

•	leasing;

•	sales of finance, insurance and vehicle protection products;

•	consumer credit and deceptive trade practices;

•	consumer protection;

•	consumer privacy;

•	money laundering;

•	environmental matters;

•	land use and zoning; and

•	health and safety and employment practices.

We actively make efforts to assure we are in compliance with the laws and related regulations that affect our business.

In certain instances, we are entitled to benefit from the protection of applicable state laws which limit a manufacturer’s ability to terminate or refuse to renew a franchise agreement, provide dealers with certain rights with respect to the addition of dealerships within proscribed geographic areas, and protect dealers against manufacturers unreasonably withholding consent to proposed changes in ownership of dealerships. However, our protection may be limited in some cases under our existing framework agreements with manufacturers, and the laws with respect to these activities may be changed at any time in the future.

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

We are also subject to laws and regulations governing remediation of contamination at or from our facilities or at facilities where we send hazardous or toxic substances or wastes for treatment, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, and similar state statutes, impose liability for the entire cost of a cleanup, without regard to fault or the legality of the original conduct, on those that are considered to have contributed to the release of a “hazardous substance.” Responsible parties include the owner or operator of the site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at such sites. These responsible parties also may be liable for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Currently, we are not aware of any material “Superfund” or other remedial liabilities to which we are subject.

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

Environmental laws and regulations are very complex and it has become difficult for businesses that routinely handle hazardous and non-hazardous wastes to achieve and maintain full compliance with all applicable environmental laws. From time to time we experience incidents and encounter conditions that will not be in compliance with environmental laws and regulations. However, none of our dealerships has been subject to any material environmental liabilities in the past, nor do we know of any fact or condition that would result in any material environmental liabilities being incurred in the future. Nevertheless, environmental laws and regulations and their interpretation and enforcement change frequently and we believe that the trend of more expansive and stricter environmental legislation and regulations is likely to continue. As a result, there can be no assurance that compliance with environmental laws or regulations or the future discovery of unknown environmental conditions will not require additional expenditures by us, or that such expenditures would not be material. Our operations are subject to substantial changes in laws and regulations and related claims and proceedings, any of which could adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2009, we employed approximately 6,600 people. We believe our relationship with our employees is favorable. We do not have employees that are represented by a labor union; however, certain of our facilities are located in areas of high union concentration, and such facilities are susceptible to union-organizing activity. In addition, because of our dependence on vehicle manufacturers, we may be affected adversely by labor strikes, work slowdowns and walkouts at vehicle manufacturers’ production facilities and transportation modes that are outside of our control.

Insurance

Because of the vehicle inventory and the nature of the automotive retail business, automobile retail dealerships generally require significant levels of insurance covering a broad variety of risks. Our insurance program includes multiple umbrella policies with a total per occurrence and aggregate limit of $100.0 million. We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims.

Item 1A.	Risk Factors

In addition to the other information in this report, you should consider carefully the following risk factors when evaluating our business. Any of these risks, or the occurrence of any of the events described in these risk factors, could materially adversely affect our business, financial condition or results of operations. In addition, other risks or uncertainties not presently known to us or that we currently do not deem material could arise, any of which could also materially adversely affect us.

We have significant debt, and the ability to incur additional debt, which may limit our flexibility to manage our business. Furthermore, if we are unable to generate sufficient cash, our ability to service our debt may be materially adversely affected.

We have substantial debt service obligations. As of December 31, 2009, we had total debt of $547.2 million, excluding (i) floor plan notes payable, (ii) the effects of our terminated fair value hedge on our 8% Senior Subordinated Notes due 2014 (the “8% Notes”) and (iii) the unamortized discount on our 3% Convertible Notes due 2012 (the “3% Notes”) on our Consolidated Balance Sheet. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures or for other purposes, subject to the restrictions contained in our BofA Revolving Credit Facility, our JPMorgan Used Vehicle Floor Plan Facility and the indentures governing our 8% Notes and our 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”), as well as certain other agreements. We will continue to have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.

Our significant indebtedness could have important consequences to us, including the following:

•	our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

•

a substantial portion of our current cash flow from operating activities must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for our operations and other corporate purposes;

•	some of our borrowings are and will continue to be at variable rates of interest, which exposes us to certain risks of interest rate fluctuations; and

•

we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.

As a result of the foregoing and other potential limitations, our indebtedness obligations may limit our ability to take strategic actions that would otherwise enable us to manage our business, in a manner in which we otherwise would, absent such limitations, which could materially adversely affect our business, financial condition and results of operations.

Under various agreements to which we are a party, we are required to maintain compliance with certain financial and other covenants. Our failure to comply with certain covenants in our debt, mortgage and lease agreements could adversely affect our ability to access our revolving credit facilities and adversely affect our ability to conduct our business.

We have operating and financial restrictions and covenants in certain of our leases and in our debt instruments, including our revolving credit facilities with Bank of America, N.A. and JPMorgan Chase Bank, N.A., the indentures under our 8% Notes and our 7.625% Notes and the mortgage agreements or guarantees for mortgages held with Wachovia Bank, National Association, Wachovia Financial Services, Inc., and certain of our other mortgage obligations. These restrictions and covenants limit, among other things, our ability to incur certain additional debt, to create certain liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments).

Our revolving credit facilities, mortgages and/or guarantees related to such mortgages, and certain of our lease agreements, require us to maintain compliance with certain financial ratios. As a result of, among other things, the significant changes in our business due to national and global economic uncertainties which began in 2008, in July 2009, we eliminated the total leverage ratio covenants in our revolving credit facilities with Bank of America, N.A. and JPMorgan Chase Bank, N.A., and the mortgage agreements and guarantees for mortgages held with Wachovia Bank, National Association and Wachovia Financial Services, Inc. In connection with eliminating these covenants, we agreed to, among other things, significant additional limitations on our ability to incur certain new indebtedness as described in more detail elsewhere in this annual report on Form 10-K. In addition, we agreed to reduce the total credit availability under our BofA Revolving Credit Facility from $175.0 million to $150.0 million. The additional limitations on new indebtedness, the reduction in total credit availability and the financial covenants contained in our debt agreements could have a material adverse effect on our liquidity and operations if we require additional funds to conduct our business, including funds for working capital, capital expenditures, acquisitions or other corporate purposes.

Under the terms of these debt instruments, at our option after April 30, 2010 and assuming we are then in compliance with all applicable requirements therein, we may elect to be governed by the original total leverage ratio covenants, in which case the limitations on additional indebtedness will no longer be applicable. However, we cannot give any assurance that we will be able to comply with these total leverage ratio covenants at any time in the future. Our failure to satisfy these total leverage ratio covenants would prohibit us from electing to be governed by the original covenants and removing the limitations on additional indebtedness.

We are currently in compliance with all applicable financial and other covenants. However, our failure to satisfy any of these covenants in the future would constitute a default under the relevant debt agreement, which would (i) entitle the lenders under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to apply our available cash to repay these borrowings and/or (iii) prevent us from making debt service payments on our 8% Notes, our 7.625% Notes, and our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Notes”). In many cases, a default under one of our debt agreements could trigger cross default provisions in one or more of our other debt and lease agreements.

If we are unable to comply with applicable financial or other covenants, we may be required to seek waivers or modifications of our covenants from our lenders, or we may need to undertake a transaction designed to generate proceeds sufficient to repay such debt. Obtaining such waivers or modifications often requires the payment to the bank lenders of significant fees and requires significant time and attention of management. In light of continued uncertain and challenging conditions in the automotive industry and the conditions in the credit markets generally, we cannot give any assurance that we would be able to successfully take any necessary actions at times, or on terms acceptable to us.

In addition to the financial and other covenants contained in our various financing agreements, a number of our dealerships are located on properties that we lease. Certain of the leases governing such properties have certain covenants with which we must comply. If we fail to comply with the covenants under our leases, the respective landlords could, among other remedies, terminate the leases and seek damages which could equal the amount to which the accelerated rents under the applicable lease for the remainder of the lease term exceeds the fair market rent over the same period, or evict us from the property.

Our failure to comply with any applicable covenants could have a materially adverse effect on our business, financial condition or results of operations.

Further contraction of the financial markets and asset valuations could negatively impact our business, results of operations, financial condition or liquidity.

In the recent past, global financial markets and economic conditions have been disruptive and volatile, and continue to be uncertain. These issues, along with significant write-offs in the financial services sector, the re-pricing of certain credit risks and continued weak economic conditions in certain industries and sectors have made it difficult to obtain funding.

We currently maintain revolving credit facilities with Bank of America, N.A., JPMorgan Chase Bank, N.A., and a syndicate of other banks under those credit facilities, and we have hedge transactions in place with Wells Fargo, N.A., Wachovia Financial Services, Inc., Goldman Sachs & Co. and Deutsche Bank AG, London Branch. If any of these financial institutions that have extended credit commitments to us or have entered into hedge or similar transactions with us are further adversely affected by the current uncertain conditions in the U.S. and international capital markets, they may become unable or unwilling to fund borrowings under their credit commitments to us or otherwise fulfill their obligations under the relevant agreements.

Furthermore, the cost of obtaining money from the credit markets generally has increased in connection with the uncertain financial markets, as many lenders and institutional investors have increased interest rates, enacted more stringent lending standards, refused to refinance existing debt and reduced and, in some cases, ceased to provide funding to borrowers. Our inability to access necessary or desirable funding, or to enter into certain related transactions, when and at costs deemed appropriate by us could have a negative impact on our business, financial condition and liquidity.

If the retail environment continues to be challenging and our dealerships are unable to generate sufficient cash, our liquidity position may be materially adversely affected.

For the last two years, the automotive retail industry has experienced an unprecedented challenging environment, and we expect only a modest recovery to the automotive industry in 2010. The seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S., which was over 16.0 million from 1999 to 2007, decreased to approximately 13.2 million in 2008 and 10.4 million in 2009. Our operations have been and could continue to be adversely affected by these unfavorable economic conditions. We also expect continued difficulty for consumers in securing vehicle financing as unemployment remains high and volatility remains in the financial markets.

If we are unable to generate sufficient operating cash flow, we may need to enter into certain extraordinary transactions in order to generate sufficient cash to sustain our operations, which may include, but not be limited to selling certain of our dealerships or other assets and borrowing under our existing credit facilities. In the current economic environment, there can be no assurance that, if necessary, we will be able to enter into any such transactions in a timely manner and on reasonable terms, if at all. Furthermore, in the event we are required to sell dealership assets to enhance our liquidity, the sale of a material portion of such assets could have an adverse effect on our revenue stream, the size of our operations and certain corporate efficiencies. If we are unable to generate sufficient operating cash flow or enter into any such transactions in a timely manner, our liquidity may be materially adversely affected.

Although we currently have borrowing availability under our credit facilities to finance our operations, our lenders may be unable or unwilling to fund borrowings under their credit commitments to us if these lenders face bankruptcy, failure, collapse or sale. The inability to draw cash under our credit facilities due to any of these, or any similar event, facing any one of our lenders would have a material adverse effect on our liquidity and operations.

Our capital costs and our results of operations may be materially and adversely affected by changes in interest rates.

We generally finance our purchases of new vehicle inventory and have the ability to finance the purchase of used vehicle inventory using floor plan credit facilities under which we are charged interest at variable rates. In addition, we have the ability to borrow funds under our various credit facilities at variable interest rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. Given our debt composition as of December 31, 2009, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by $4.7 million. When considered in connection with reduced expected sales as and if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.

Recent vehicle manufacturer bankruptcies and other financial difficulties could have a material adverse effect on our financial condition and results of operations.

Chrysler LLC (“Chrysler”) and General Motors Corporation (“GM”) (together, the “Reorganized Manufacturers”) each emerged from protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in June 2009. In connection with these reorganizations, Chrysler terminated the franchise agreement for one of our four Chrysler dealerships and GM notified us that it would not renew the franchise agreements for two of our six GM dealerships when they expire in November 2010. We closed those two GM dealerships in the third quarter of 2009.

We have experienced, or may experience, a number of effects on our remaining Chrysler and GM dealership operations, including the following as a result of the above actions taken by the Reorganized Manufacturers:

•	a failure of the Reorganized Manufacturers to supply our dealerships with an adequate number of vehicles;

•	a failure of the Reorganized Manufacturers to produce desirable vehicles or a delay in the introduction of new or competitive makes or models;

•	a disruption in delivery or availability of parts by the Reorganized Manufacturers;

•	a reduction or discontinuance by the Reorganized Manufacturers of incentives, warranties and similar programs intended to promote and support new vehicle sales;

•	a deterioration of the reputation of the Reorganized Manufacturers’ products and related decrease in consumer demand for such products; and

•	a disruption in the availability of financing for certain of our new vehicle inventory or consumer credit for the purchase or lease of vehicles or negative changes in the terms of such financing.

Continued operational losses by these, or other vehicle manufacturers, or other similar reorganizations by the Reorganized Manufacturers or other vehicle manufacturers resulting in the occurrence or reoccurrence of any one or more of the above-mentioned events, could have a material adverse effect on our sales volumes and profitability. In addition, such losses or reorganizations could lead to the impairment of one or more of our franchise rights, inventory, fixed assets and other related assets, which in turn could have a material adverse effect on our financial condition and results of operations. Such losses or reorganizations could also eliminate or reduce the Reorganized Manufacturers’ contractual, statutory and common law indemnification obligations to our dealerships. Such elimination or reduction of indemnification obligations could increase our risk particularly in products liability actions by consumers.

Adverse conditions affecting the manufacturers of the vehicles that we sell may negatively impact our revenues and profitability.

Our ability to successfully market vehicles to the public depends to a great extent on aspects of our manufacturers’ operations. Vehicle manufacturers have been, and continue to be, adversely affected by the recent U.S. and global recession. There has been a significant decline in vehicle sales, and other factors, such as rising interest rates and the tightening of the credit markets, have contributed to a difficult retail environment. In addition, conditions which negatively affect vehicle manufacturers in any of the following areas could have an adverse effect on their respective revenues and profitability:

•	financial condition;

•	marketing efforts;

•	reputation for quality;

•	manufacturer and other product defects, including recalls;

•	management;

•	disruption in manufacturing, importation and distribution; and

•	labor relations.

Adverse conditions that materially adversely affect vehicle manufacturers and impact their ability to profitably design, market, produce or distribute new vehicles, could in turn materially adversely affect our ability to sell vehicles produced by that manufacturer, obtain or finance our desired new vehicle inventories, our ability to access or benefit from manufacturer financial assistance programs, our ability to collect in full or on a timely basis any amounts due therefrom, and/or our ability to obtain other goods and services provided by the impacted manufacturer. Our business, results of operations, financial condition, cash flows, and prospects could be materially adversely affected as a result of any event that has a material adverse effect on the vehicle manufacturers or distributors.

In addition, if a vehicle manufacturer seeks protection from creditors in bankruptcy, among other things, (i) the manufacturer could seek to terminate or reject all or certain of our franchises, (ii) if the manufacturer is successful in terminating all or certain of our franchises, we may not receive adequate compensation for them, (iii) our cost to obtain financing for our new vehicle inventory may increase or no longer be available from such manufacturer’s captive finance subsidiary, (iv) consumer demand for such manufacturer’s products could be materially adversely affected, especially if costs related to improving such manufacturer’s poor financial condition are imputed to the price of its products, (v) there may be a significant disruption in the availability of consumer credit to purchase or lease vehicles or negative changes in the terms of such financing, which may negatively impact our sales, and (vi) there may be a reduction in the value of receivables and inventory associated with that manufacturer. The occurrence of any one or more of the above-mentioned events could have a material adverse effect on our business and results of operations.

If we fail to obtain renewals of one or more of our dealer agreements on acceptable terms, if certain of our franchises are terminated, or if certain manufacturers’ rights under their agreements with us are triggered, our business, financial condition and results of operations may be adversely affected.

Each of our dealerships operates under the terms of a dealer agreement with the manufacturer (or manufacturer-authorized distributor) of each new vehicle brand it carries and/or is authorized to service, and we operate under additional framework agreements for some vehicle manufacturers, which contain additional requirements that govern the particular vehicle manufacturer’s franchises. Our dealerships may obtain new vehicles from manufacturers, service vehicles, sell new vehicles and display vehicle manufacturers’ trademarks only to the extent permitted under these agreements. As a result of the terms of our dealer, framework and related agreements and our dependence on the rights, granted by the manufacturers, the manufacturers have the right to exercise a great deal of control over our day-to-day operations, and the terms of these agreements govern key aspects of our operations, acquisition strategy and capital spending.

Our dealer agreements may be terminated or not renewed by manufacturers for a number of reasons, and many of the manufacturers have the right to direct us to divest our dealerships if there is a default under the franchise agreement, an unapproved change of control, or certain other unapproved events. Although we currently have certain dealer agreements that will expire during 2010, and we expect that these agreements will be renewed, there can be no assurances that we will be able to renew these agreements on a timely basis or that we will be able to obtain renewals on acceptable terms. Most of our dealer agreements also provide the manufacturer with a right of first refusal to purchase any of the manufacturer’s franchises we seek to sell. Our results of operations may be materially and adversely affected to the extent that our rights become compromised or our operations are restricted due to the terms of our dealer agreements or if we lose franchises representing a significant percentage of our revenues.

If we fail to comply with the financial covenants contained in certain of our framework agreements, the manufacturers who are parties to such agreements may terminate these agreements and require us to divest such dealerships, which would have a material adverse effect on our business.

Certain of our agreements with manufacturers require us to meet specified financial ratios. Our failure to comply with such ratios gives the manufacturer certain rights, including the right to reject proposed acquisitions, and may give them the right to repurchase their franchises from us. Our inability to acquire additional dealerships or the requirement that we sell one or more of our dealerships at any time could inhibit the growth of our business, and could have a material adverse effect on our business, financial condition and results of operations.

Our failure to meet consumer satisfaction, financial or sales performance requirements specified by manufacturers may adversely affect our ability to acquire new dealerships and our profitability.

Many manufacturers attempt to measure customers’ satisfaction with their experience in our sales and service departments through rating systems that are generally known in the automotive retailing industry as consumer satisfaction indices (“CSI”). The use of CSI ratings by manufacturers is in addition to their right to monitor the financial and sales performance of our dealerships. At the time we acquire a dealership or enter into a new dealer or framework agreement, manufacturers will often establish sales or performance criteria for that dealership. In accordance with the terms of these agreements, these criteria have been modified by various manufacturers from time to time in the past, and we cannot assure you that they will not be further modified or replaced by different criteria in the future. Some of our dealerships have had difficulty from time to time meeting these criteria in the past. We cannot assure you that any of our dealerships will be able to comply with these criteria in the future.

In accordance with the terms of an applicable framework agreement, a manufacturer may use these criteria as factors in evaluating any application we may make for acquisitions of additional dealerships. A manufacturer may refuse to consent to our acquisition of one of its franchises if it determines our dealerships do not comply with its performance criteria. This would impede our ability to execute acquisitions and limit our ability to grow. In addition, we receive payments and incentives from certain manufacturers based, in part, on our CSI ratings, and future payments may be materially reduced or eliminated if our CSI ratings do not meet stated criteria.

Manufacturers’ actions in connection with any proposed acquisitions or divestitures may limit our future growth and impact our business, financial condition or results of operations.

We are generally required to obtain manufacturer consent before we can acquire any additional dealerships selling such manufacturer’s automobiles. In addition, many of our dealer and framework agreements require that we meet certain CSI rating and sales performance criteria as a condition to additional dealership acquisitions. We cannot assure you that we will be able to meet these performance criteria at any applicable time or that manufacturers will consent to future acquisitions, which may prevent us from being able to take advantage of market opportunities, and may limit our ability to expand our business. The process of applying for and obtaining manufacturer consents can take a significant amount of time, generally 60 to 90 days or more. Delays in consummating acquisitions caused by this process may negatively affect our ability to acquire dealerships that we believe will produce acquisition synergies and integrate well into our overall strategy. In addition, manufacturers typically establish minimum capital requirements for each of their dealerships on a case-by-case basis. As a condition to granting consent to a proposed acquisition, a manufacturer may require us to remodel and upgrade our facilities and capitalize the subject dealership at levels we would not otherwise choose to fund, causing us to divert our financial resources away from uses that management believes may be of higher long-term value to us. Furthermore, the exercise by manufacturers of their right of first refusal to acquire a dealership may prevent us from acquiring dealerships that we otherwise would acquire thereby having an adverse effect on our ability to grow through acquisitions.

Likewise, from time to time, we may determine that it is in our best interest to sell one or more of our dealerships. Parties that are interested in acquiring any dealership may also be required to obtain the consent of the manufacturer. The refusal by the manufacturer to approve a potential buyer may delay the sale of that dealership, and would require us to find another potential buyer or wait until the buyer is able to meet the requirements of the manufacturer. A delay in the sale of a dealership could have a negative impact on our profitability and an adverse effect on our business, financial condition or results of operations.

Additionally, many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may own. Certain manufacturers place limits on the number of franchises or share of total brand vehicle sales that may be maintained by an affiliated dealership group on a national, regional or local basis, as well as limits on store ownership in contiguous markets. If we reach any of these limits, we may be prevented from making further acquisitions, which could negatively affect our future growth.

If state laws that protect automotive retailers are repealed, weakened or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements.

Applicable state laws generally provide that an automobile manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth “good cause” and stating the grounds for termination or non-renewal. Some state laws allow dealers to file protests or petitions or allow them to attempt to comply with the manufacturer’s criteria within a notice period to avoid the termination or non-renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of applicable state laws. Our framework agreements with certain manufacturers contain provisions that, among other things, attempt to limit the protections available to dealers under applicable state laws. If these laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of these state laws, it may also be more difficult for us to renew our dealer agreements upon expiration. Changes in laws that provide manufacturers the opportunity to terminate our dealer agreements could materially adversely affect our business, financial condition and results of operations. Furthermore, if a manufacturer seeks protection from creditors in bankruptcy, courts have held that the federal bankruptcy laws may supersede the state laws that protect automotive retailers resulting in either the termination, non-renewal or rejection of franchises by such manufacturers.

Our dealerships’ profitability depends in large part upon customer demand for the particular vehicle lines they carry.

The profitability of our dealerships depends in large part on the overall success of the vehicle lines they carry. Historically, we have generated most of our revenue through new light vehicle sales. New light vehicle sales also tend to lead to sales of higher-margin products and services such as finance and insurance products and parts and services. Although we have sought to limit our dependence on any one vehicle brand, we have focused our new vehicle sales operations on mid-line import and luxury brands. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic and value brands. For the year ended December 31, 2009, brands representing 5% or more of our revenues from new light vehicle sales were as follows:

Brand	% of Total New Light Vehicle Revenues
Honda	25%
Nissan	12%
Toyota	10%
BMW	9%
Mercedes-Benz	8%
Ford	7%
Lexus	6%

If a manufacturer fails to produce desirable vehicles or has a reputation for producing undesirable vehicles, and we own dealerships that sell that manufacturer’s vehicles, our revenues at those dealerships could be adversely affected as consumers shift their vehicle purchases toward more desirable brands, makes and models.

We depend on our ability to obtain a desirable mix of popular new vehicles from manufacturers. Typically, popular vehicles produce the highest profit margins but are the most difficult to obtain from manufacturers. Manufacturers generally allocate their vehicles among their franchised dealerships based on the sales history of each dealership, and in some instances on the level of capital expenditures associated with such dealerships. If our dealerships experience prolonged periods of sales declines, those manufacturers may cut back their allotments of popular vehicles to our dealerships and, as a result, our new vehicle sales and profits may decline.

If vehicle manufacturers reduce or discontinue sales incentive, warranties or other promotional programs, our results of operations, cash flows and financial condition may be adversely affected.

Our dealerships benefit from certain sales incentives, warranties and other promotional programs of vehicle manufacturers that are intended to promote and support their respective new vehicle sales. Some key incentive programs include:

•	customer rebates on new vehicles;

•	dealer incentives on new vehicles;

•	special financing or leasing terms;

•	warranties on new and used vehicles; and

•	sponsorship of used vehicle sales by authorized new vehicle dealers.

Manufacturers often make many changes to their incentive programs during each year. Any reduction or discontinuation of key manufacturers’ incentive programs may reduce our sales volume which, in turn, could have a material adverse affect on our results of operations, cash flows and financial condition.

Manufacturers’ restrictions regarding a change in our stock ownership may result in the termination or forced sale of our franchises, which may have a number of impacts on us, including adversely impacting our business, financial condition and results of operations, or even deterring an acquisition of us.

Some of our dealer agreements and framework agreements with manufacturers prohibit transfers of any ownership interests of a dealership or, in some cases, its parent, without the applicable manufacturer’s consent. Our agreements with some manufacturers provide that, under certain circumstances, we may lose the franchise (either through termination or forced sale) if a person or entity acquires an ownership interest in us above a specified level or if a person or entity acquires the right to vote a specified percentage of our common stock without the approval of the applicable manufacturer. Triggers of these clauses are often based upon actions by our stockholders and are generally outside of our control, and may result in the termination or non-renewal of our dealer and framework agreements or forced sale of one or more franchises, which may have a material adverse effect on us. These restrictions may also prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock.

A continued decline in consumer demand, due to general economic conditions, changes in preferences, or otherwise, will adversely affect us.

Our business is heavily dependent on consumer demand and preferences. Further, retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as levels of discretionary personal income, credit availability and interest rates. We have experienced difficult economic conditions in the U.S. and globally over the last two years and we expect only a modest improvement in the economy during 2010. As evidence of this, the SAAR of new vehicle sales in the U.S. decreased to 10.4 million in 2009, compared to 13.2 million in U.S. industry-wide vehicle sales for the full-year of 2008. The current economic climate in the U.S. continues to have a significant impact on our retail business, particularly sales of new and used automobiles, especially as unemployment rates remain high and housing prices remain unstable. In addition, fuel prices have been unstable and have reached historically high levels in the recent past. Significant increases in gasoline prices could cause a reduction in automobile purchases and a further shift in buying patterns from luxury or SUV models (which typically provide higher profit margins to retailers) to smaller, more economical vehicles (which typically have lower profit margins). A continued shift in preferences by consumers for smaller, more economic vehicles may have an adverse effect on our revenues and results of operations.

While a decline in demand for new vehicles in some instances creates additional demand for parts and services due to the aging of and increased wear and tear on existing vehicles, in difficult economic conditions, people often delay service and repairs on their vehicles. Continued delays on the service and repairs of vehicles due to general economic conditions or otherwise could have a further adverse effect on our parts and service business, which has traditionally produced higher profit margins for our business, and thus could also have a material adverse effect on our revenues and results of operations.

Our sales of vehicles, our results of operations and financial condition have been and may continue to be adversely affected by depressed levels of available consumer financing.

The majority of vehicle purchase transactions are financed, particularly used vehicle transactions. Since the beginning of the global recession in December 2007, consumers have experienced a decline in the availability of credit due to a number of factors, including an overall tightening of the lending markets. In addition, manufacturers have also decreased the availability of leases or terminated leasing programs altogether. The reduced availability of credit and the increase in the cost to consumers for such credit has resulted in a decline in our vehicle sales. A continued reduction in credit availability, or continued high costs thereof, could result in a decline in our vehicle sales that could have a material adverse effect on our business, financial condition and results of operations.

Sub-prime lenders have historically provided financing to those buyers who, for a number of reasons, do not have access to traditional financing, including those buyers who have a poor credit history or lack the down payment necessary to purchase a vehicle. Sub-prime lenders have become more stringent with their credit standards, which has made it more difficult for consumers needing sub-prime financing to obtain credit. Furthermore, the sub-prime lenders may continue to apply higher standards in the future. If the current depressed levels of availability of credit in the sub-prime lending market continue, the ability of these consumers to purchase vehicles could be limited, resulting in a decline in our used vehicle sales. Retail sales of used vehicles generally have higher gross margins than new vehicles. A decline in our used vehicle sales could have a material adverse effect on our revenues and an adverse effect on our profitability.

Our business may be adversely affected by unfavorable conditions in one or more of our local markets, even if those conditions are not prominent nationally.

Our overall corporate results are also subject to local economic, competitive and other conditions prevailing in the various geographic markets in which we operate. Our dealerships currently are located in the Atlanta, Austin, Chapel Hill, Charlotte, Charlottesville, Dallas-Fort Worth, Fayetteville, Fort Pierce, Fresno, Greensboro, Greenville, Houston, Jackson, Jacksonville, Little Rock, Los Angeles, Orlando, Princeton, Richmond, St. Louis and Tampa markets. If economic conditions remain at current levels, consumer spending remains low or competition for services offered by automotive retailers remains significant in any of these markets, or any of these factors becomes exacerbated, our results of operations, revenues and profitability could be adversely affected.

Our business is seasonal, and events occurring during seasons that revenues are typically higher may disproportionately affect our results of operations and financial condition.

The automobile industry is subject to seasonal variations in revenues. Demand for vehicles is generally lower during the first and fourth quarters of each year. Accordingly, we expect our revenues and operating results generally to be lower in our first and fourth quarters than in our second and third quarters. If conditions occur during the second or third quarters that weaken automotive sales, such as severe weather in the geographic areas in which our dealerships operate, war, high fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year will be disproportionately adversely affected.

Our business may be adversely affected by import product restrictions, foreign trade risks and currency valuations that may impair our ability to sell foreign vehicles or parts profitably.

A portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the U.S. As a result, our operations are subject to customary risks of importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages and general political and socio-economic conditions in other countries. The U.S. or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. Relative weakness of the U.S. dollar against foreign currencies in the future may result in an increase in costs to us and in the retail price of such vehicles or parts, which could discourage consumers from purchasing such vehicles and adversely impact our profitability.

If we are unable to acquire and successfully integrate additional dealerships, we may be unable to realize desired results and divert resources from comparatively more profitable operations.

We believe that the automobile retailing industry is a mature industry whose sales are significantly impacted by the prevailing economic climate, both nationally and in local markets. Accordingly, we believe that our future growth depends in part on our ability to manage expansion, control costs in our operations and acquire and integrate acquired dealerships into our organization. When acquiring other dealerships, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

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

We may not adequately anticipate all the demands that our growth will impose on our personnel, procedures and structures, including our financial and reporting control systems, data processing systems and management structure. Moreover, our failure to retain qualified management personnel at any acquired dealership may increase the risks associated with integrating the acquired dealership. If we cannot adequately anticipate and respond to these demands, we may fail to realize acquisition synergies and our resources will be focused on incorporating new operations into our structure rather than on areas that may be more profitable.

There is competition to acquire automotive dealerships, and we may not be able to grow our business through acquisitions if attractive targets are not available or if the market drives prices to the point where an acceptable rate of return is not achievable.

We believe that the U.S. automotive retailing market is fragmented and offers many potential acquisition candidates. However, we often compete with several other national, regional and local dealer groups, and other strategic and financial buyers, some of which may have greater financial resources, in evaluating potential acquisition candidates. Competition for attractive acquisition targets may result in fewer acquisition opportunities for us, and increased acquisition costs. We may have to forego acquisition opportunities to the extent that we cannot negotiate such acquisitions on acceptable terms.

Substantial competition in automobile sales and services may adversely affect our profitability.

The automotive retail and service industry is highly competitive with respect to price, service, location and selection. Our competition includes:

•	franchised automobile dealerships in our markets that sell the same or similar new and used vehicles;

•	privately negotiated sales of used vehicles;

•	other used vehicle retailers;

•	Internet-based used vehicle brokers that sell used vehicles to consumers;

•	service center chain stores; and

•	independent service and repair shops.

We do not have any cost advantage in purchasing new vehicles from manufacturers. We typically rely on our advertising, merchandising, sales expertise, service reputation and dealership location to sell new and used vehicles. Further, our dealer agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Our revenues and profitability may be materially and adversely affected if competing dealerships expand their market share or additional franchises are awarded in our markets.

Property loss, business interruptions or other uninsured liabilities at some of our dealerships could impact our financial condition and results of operations.

The automotive retail business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations, including vehicles and parts. We have historically experienced business interruptions from time to time at several of our dealerships due to adverse weather conditions or other extraordinary events, such as hurricanes in Florida and tornadoes and hail storms in Texas. Other potential liabilities arising out of our operations may involve claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements. To the extent we experience future events such as these, or others, our results of operations, financial condition or cash flows may be materially adversely impacted.

We rely on the management information systems at our dealerships, which are licensed from third parties and are used in all aspects of our sales and service efforts, as well as in the preparation of our consolidating financial and operating data. To the extent these systems become unavailable to us for any reason, or if our relationship deteriorates with third-party providers, our business could be significantly disrupted which could materially adversely affect our results of operations, financial condition and cash flow.

While we maintain insurance to protect against a number of losses, this insurance coverage often contains significant deductibles which we must pay prior to obtaining insurance coverage. In addition, we choose to “self-insure” for a portion of our potential liabilities, meaning we do not carry insurance from a third party for such liabilities, and are wholly responsible for any related losses. Furthermore, the laws of some states prohibit insurance against certain types of liabilities, and so we self-insure for those liabilities.

In certain instances, our insurance may not fully cover a loss depending on the applicable deductible or the magnitude and nature of the claim. Additionally, changes in the cost of insurance or the availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase our self-insured risks. To the extent we incur significant additional costs for insurance, suffer losses that are not covered by in-force insurance or suffer losses for which we are self-insured, our financial condition and results of operations could be materially adversely impacted.

Government regulations and environmental regulation compliance costs may adversely affect our profitability.

We are, and expect to continue to be, subject to a wide range of federal, state and local laws and regulations, including local licensing requirements. These laws regulate the conduct of our business, including:

•	motor vehicle and retail installment sales practices;

•	leasing;

•	sales of finance, insurance and vehicle protection products;

•	consumer credit;

•	deceptive trade practices;

•	consumer protection;

•	consumer privacy;

•	money laundering;

•	advertising;

•	land use and zoning; and

•	health and safety and employment practices.

Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of wastes and remediation of contamination arising from spills and releases. In addition, we may also have liability in connection with materials that were sent to third-party recycling, treatment and/or disposal facilities under federal and state statutes. These federal and state statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Similar to many of our competitors, we have incurred and expect to continue to incur capital and operating expenditures and other costs in complying with such federal and state statutes. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such potential liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able or willing to satisfy them. Failure to comply with applicable laws and regulations, or significant additional expenditures required to maintain compliance therewith, may have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects.

If we or our employees at the individual dealerships violate or are alleged to violate laws and regulations applicable to them or protecting consumers generally, we could be subject to individual claims or consumer class actions, administrative, civil or criminal actions investigations or actions and adverse publicity. Such actions could expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations. Some jurisdictions regulate finance fees and administrative or document fees that may be charged in connection with vehicle sales, which could restrict our ability to generate revenue from these activities.

Furthermore, the enactment of new laws and regulations that materially impair or restrict our sales, finance and insurance, or other operations could have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects. For example, in recent years, private plaintiffs and state attorneys general in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. These activities have led many lenders to limit the amounts that may be charged to customers as fee income for these activities. If these or similar activities were to significantly restrict our ability to generate revenue from arranging financing for our customers, we could be adversely affected.

Likewise, employees and former employees are protected by a variety of employment laws and regulations. Allegations of a violation could subject us to individual claims or consumer class actions, administrative investigations or adverse publicity. Such actions could expose us to substantial monetary damages and legal defense costs, injunctive relief and civil fines and penalties.

We are involved in various legal proceedings in the ordinary course of our business, including litigation with employees and with customers regarding our products and services, and expect to continue to be subject to claims related to our existing business and any new business. A significant judgment against us, the loss of a significant license or permit or the imposition of a significant fine could have a material adverse effect on our business, financial condition and future prospects. We further expect that, from time to time, new laws and regulations, particularly in the labor, employment, environmental and consumer protection areas will be enacted, and compliance with such laws, or penalties for failure to comply, could significantly increase our costs.

Healthcare reform legislation could adversely affect our future profitability and financial condition.

Rising healthcare costs and interest in universal healthcare coverage in the U.S. have resulted in government and private sector initiatives proposing healthcare reforms. Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry could result in significant costs to us, which could in turn adversely affect our future profitability and financial condition.

Governmental regulation pertaining to fuel economy (CAFE) standards may affect a manufacturer’s ability to produce cost effective vehicles, which would impact our sales.

The Energy Policy Conservation Act, enacted into law by Congress in 1975, added Title V, “Improving Automotive Efficiency,” to the Motor Vehicle Information and Cost Savings Act and established Corporate Average Fuel Economy (“CAFE”) standards for passenger cars and light trucks. CAFE is the sales weighted average fuel economy, expressed in miles per gallon (mpg) of a manufacturer’s fleet of passenger cars or light trucks with a gross vehicle weight rating of 8,500 pounds or less, manufactured for sale in the U.S., for any given model year.

The primary goal of CAFE was to substantially increase passenger car fuel efficiency. Congress has continuously increased the standards since 1974 and, since mid-year 1990, the passenger car standard was increased to 27.5 miles per gallon, a level at which it has remained through 2009. Passenger car fuel economy is now required to rise to an industry average of 35 miles per gallon by 2020. Likewise, significant changes to light truck CAFE standards have been established over the years. The standard is expected to be increased to about 24.1 miles per gallon by 2011.

The penalty for a manufacturer’s failure to meet the CAFE standards is currently $5.50 per tenth of a mile per gallon for each tenth under the target volume times the total volume of those vehicles manufactured for a given model year.

Failure of a manufacturer to develop passenger vehicles and light trucks that meet CAFE standards could subject the manufacturer to substantial penalties, increase the cost of vehicles sold to us, and adversely affect our ability to market and sell vehicles to meet consumer needs and desires. Furthermore, Congress may continue to increase CAFE standards in the future and such additional legislation may have a further adverse impact on the manufacturers and our business operations.

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

Our success depends to a significant degree upon the continued contributions of our management team. Manufacturer dealer or framework agreements may require the prior approval of the applicable manufacturer before any change is made in dealership general managers or other management positions. The loss of the services of one or more of these key employees may materially impair the profitability of our operations, or may result in a violation of an applicable dealer or framework agreement.

In addition, we may need to hire additional managers or other key personnel from time to time. In some instances, potential acquisitions are more viable to us if we are able to retain experienced managers or obtain replacement managers should the owner or manager of an acquired dealership not continue to manage the business. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers may adversely affect the ability of our dealerships to conduct their operations in accordance with the standards set by us or the manufacturers.

We depend on our executive officers as well as other key personnel. Most of our key personnel are not bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Further, we do not maintain “key man” life insurance policies on any of our executive officers or key personnel. If we are unable to retain our key personnel, we may be unable to successfully develop and implement our business plans, which may have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters, which is located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia. In addition, as of December 31, 2009, we had 106 franchises situated in 81 dealership locations throughout 11 states. As of December 31, 2009, we leased 46 of these locations and owned the remaining locations. We have three locations in North Carolina, one location in Mississippi and one location in Missouri where we lease the underlying land but own the building facilities on that land. These locations are included in the leased column of the table below. In addition, we operate 25 collision repair centers. We lease 13 of these collision repair centers and own the remaining repair center locations.

Dealership Group	Dealerships			Collision Repair Centers
	Owned	Leased		Owned	Leased
Coggin Automotive Group	11	4	(a) (b)	5	2
Courtesy Autogroup	—	9		—	2
Crown Automotive Company	7	9		1	1
David McDavid Auto Group	5	2		2	3
Gray-Daniels Auto Family	1	5		—	1
Nalley Automotive Group	5	10		3	2
California Dealerships	—	2	(b)	—	—
Northpoint Auto Group	2	4		1	1
Plaza Motor Company	4	1		—	1

Total	35	46		12	13

(a)	Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.
(b)	Includes one pending divestiture as of December 31, 2009.

Item 3.	Legal Proceedings

From time to time, we and our dealerships are named in claims, including class action claims, involving the manufacture and sale or lease of motor vehicles. The source of such claims include, but are not limited to, the charging of administrative fees, the operation of dealerships, contractual disputes and other matters arising in the ordinary course of our business. With respect to certain of these claims, the manufacturers of motor vehicles or the sellers of dealerships that we have acquired have agreed, pursuant to various agreements to indemnify us for any related losses we may suffer. We do not expect that any potential liability from any known claims will materially affect our financial condition, liquidity, results of operations or financial statement disclosures. However, the outcome of any of these, or any future, matters cannot be predicted with certainty, and unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “ABG”. Quarterly information concerning (i) our high and low closing sales price per share of our common stock as reported by the NYSE and (ii) the cash dividends that we paid to our stockholders, in 2009 and 2008, is as follows:

	High	Low	Dividend
			(per share)
Fiscal Year Ended December 31, 2008
First Quarter	$15.62	$12.19	$0.225
Second Quarter	17.39	12.85	0.225
Third Quarter	13.71	9.91	0.225
Fourth Quarter	10.92	2.00	—
Fiscal Year Ended December 31, 2009
First Quarter	$5.23	$2.01	$—
Second Quarter	11.94	4.74	—
Third Quarter	14.86	8.99	—
Fourth Quarter	14.58	9.63	—

On February 26, 2010, the last reported sale price of our common stock on the NYSE was $11.63 per share, and there were approximately 91 record holders of our common stock.

The repurchase of stock and payment of dividends are subject to certain limitations under the terms of our 8% Notes, 7.625% Notes, BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility. Such limits are calculated by adding 50% of cumulative net income or subtracting 100% of cumulative net losses (each as defined, the “Cumulative Net Income Basket”); however, under our most restrictive covenant we may spend $15.0 million in addition to amounts provided by the Cumulative Net Income Basket to repurchase common stock or pay dividends. As of December 31, 2009, our ability to repurchase common stock or pay dividends was limited to $2.3 million under our most restrictive covenant. Notwithstanding any of the limitations mentioned above, we may spend up to $2.0 million per year to repurchase common stock.

PERFORMANCE GRAPH

The following graph furnished by the Company shows the value as of December 31, 2009, of a $100 investment in the Company’s common stock made on December 31, 2004 (with dividends reinvested), as compared with similar investments based on (i) the value of the S & P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc., Sonic Automotive, Inc., Group 1 Automotive, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.

The foregoing graph is not, and shall not be deemed to be, filed as part of the Company’s annual report on Form 10-K. Such graph should not be deemed filed or incorporated by reference into any filing of the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by the Company.

Item 6.	Selected Financial Data

The accompanying income (loss) statement data for the years ended December 31, 2008, 2007, 2006, and 2005 have been reclassified to reflect the status of our discontinued operations as of December 31, 2009. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto, included elsewhere in this annual report on Form 10-K.

	For the Years Ended December 31,
Income (Loss) Statement Data:	2009	2008	2007	2006	2005
	(in millions, except per share data)
Revenues:
New vehicle	$2,014.0	$2,585.8	$3,085.9	$3,119.9	$2,971.7
Used vehicle	923.7	1,033.5	1,300.9	1,276.4	1,170.2
Parts and service	622.1	653.0	622.0	590.5	549.3
Finance and insurance, net	90.8	130.5	146.1	139.3	133.8

Total revenues	3,650.6	4,402.8	5,154.9	5,126.1	4,825.0
Cost of sales	3,037.6	3,682.2	4,355.4	4,346.1	4,101.1

Gross profit	613.0	720.6	799.5	780.0	723.9
Selling, general and administrative expenses	494.7	581.5	614.3	595.3	562.2
Depreciation and amortization	23.5	22.3	19.6	18.2	17.8
Impairment expenses	—	528.7	—	—	—
Other operating (income) expense, net	(1.5)	1.3	1.0	(1.4)	0.6

Income (loss) from operations	96.3	(413.2)	164.6	167.9	143.3
Other income (expense):
Floor plan interest expense	(18.0)	(28.9)	(37.8)	(35.8)	(24.3)
Other interest expense	(38.2)	(40.0)	(38.8)	(43.9)	(40.5)
Convertible debt discount amortization	(1.8)	(3.0)	(2.4)	—	—
Interest income	0.2	1.5	4.3	5.1	1.0
Gain (loss) on extinguishment of long-term debt, net	0.1	26.2	(18.5)	(1.1)	—

Total other expense, net	(57.7)	(44.2)	(93.2)	(75.7)	(63.8)

Income (loss) before income taxes	38.6	(457.4)	71.4	92.2	79.5
Income tax expense (benefit)	14.4	(134.0)	25.5	34.7	29.8

Income (loss) from continuing operations	24.2	(323.4)	45.9	57.5	49.7
Discontinued operations, net of tax	(10.8)	(20.3)	3.6	3.2	11.4

Net income (loss)	$13.4	$(343.7)	$49.5	$60.7	$61.1

Income (loss) from continuing operations per common share:
Basic	$0.76	$(10.20)	$1.41	$1.73	$1.52

Diluted	$0.74	$(10.20)	$1.38	$1.69	$1.51

Cash dividends declared per common share	$—	$0.68	$0.85	$0.40	$—

	As of December 31,
Balance Sheet Data:	2009	2008	2007	2006	2005
	(in millions)
Working capital	$216.8	$165.2	$320.7	$412.0	$347.0
Inventories(a)	506.7	689.5	782.8	780.1	728.7
Total assets(b)	1,400.9	1,650.8	2,009.1	2,030.8	1,930.8
Floor plan notes payable(c)	441.6	633.4	683.8	704.7	631.2
Total debt(b) (c)	537.8	610.7	458.6	455.9	496.9
Total shareholders’ equity(b)	243.6	226.6	593.9	611.8	547.8

(a)	Includes amounts classified as assets held for sale on our consolidated balance sheets.
(b)	Amounts in 2008 and 2007 have been adjusted to reflect the impact of the adoption of a new accounting standard.
(c)	Includes amounts classified as liabilities associated with assets held for sale on our consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are one of the largest automotive retailers in the United States, operating 106 franchises (81 dealership locations) in 21 metropolitan markets within 11 states as of December 31, 2009. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of December 31, 2009, we offered 37 domestic and foreign brands of new vehicles, including 7 heavy truck brands. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic and value brands. We also operate 25 collision repair centers that serve customers in our local markets.

Our retail network is made up of the following locally-branded dealership groups:

•	Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in Atlanta, Georgia;

•	McDavid dealerships operating in Texas;

•	North Point dealerships operating in Little Rock, Arkansas;

•	California dealerships operating in Los Angeles and Fresno;

•	Plaza dealerships operating in St. Louis, Missouri; and

•	Gray-Daniels dealerships operating in Jackson, Mississippi.

Our revenues are derived primarily from: (i) the sale of new vehicles to individual retail customers (“new light vehicle retail”) and commercial customers (“fleet”), and the sale of new heavy trucks (“heavy trucks”) (the terms “new light vehicle retail,” “fleet” and “heavy trucks” being collectively referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being collectively referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (collectively referred to as “parts and service”); and (iv) the arrangement of vehicle financing and the sale of a number of aftermarket products, such as insurance, warranty and service contracts (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and F&I based on dealership generated F&I gross profit per vehicle sold. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve full months (“same store”).

Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, our strong brand mix and the production of attractive products by automotive manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices, product availability and unemployment. We believe that the impact on our business by any future negative trends in new vehicle sales will be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our advantageous brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. However, the current economic slowdown has resulted in reduced vehicle sales across all brands.

Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margin than used vehicle sales and sales of parts and service. As a result, when used vehicle and parts and service revenue increases as a percentage of total revenue, we expect our overall gross profit margin to increase. We continue to focus on expense control, although such efforts may not keep pace with lower gross profit in the event that our sales volumes continue to decline or margins come under further pressure.

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

The automotive retail market declined significantly in 2008, particularly in the fourth quarter, reflecting the impact of weak economic conditions in the U.S. and globally, including turmoil in the credit markets, broad declines in the equity markets, consumer confidence, rising unemployment and continued weakness in the housing market. The effects of these conditions continued through 2009, as the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S., which was over 16.0 million from 1999 to 2007, decreased to approximately 13.2 million in 2008 and 10.4 million in 2009. During the past two years, more stringent lending standards for automotive financing and certain manufacturers’ decisions to reduce support of customer leasing programs have limited some customers’ ability to purchase or otherwise acquire vehicles.

In the third quarter of 2009, the federal government’s Car Allowance Rebate System (“CARS”) program, otherwise known as “Cash for Clunkers,” provided consumers a rebate of between $3,500 and $4,500 if they traded in an eligible vehicle in connection with the purchase of a more fuel efficient new vehicle. The U.S. Department of Transportation estimated that this program led to the sale of nearly 700,000 new vehicles during July and August 2009, and the U.S. new vehicle retail SAAR reached 14.1 million in August 2009. We sold approximately 3,300 new vehicles as part of the CARS program, and we believe the attention that this program created increased traffic at our stores and led to additional new and used vehicle sales that were not part of the CARS program. In September 2009, after the expiration of the Cash for Clunkers program, the U.S. new vehicle SAAR was 9.2 million.

Our heavy truck business continued to be adversely impacted by the unfavorable economic conditions, particularly in the home building and construction markets. For example, Class 8 truck sales in the United States have declined approximately 40% over the last two years. In the fourth quarter of 2009, our new heavy truck revenues declined 33% compared to the prior period and, on a pre-tax basis, our heavy truck business lost $1.6 million in the fourth quarter, driven primarily by inventory losses. Our heavy truck business generated a pre-tax loss of $1.8 million in 2009, compared to a $3.5 million pre-tax profit in 2008.

We expect the U.S. automotive retail market will experience a modest recovery in 2010, as we believe that the majority of automotive manufacturers have stabilized production levels in response to the economic slowdown and will focus on using a combination of vehicle pricing and financing incentive programs to increase demand in 2010, although no assurance can be provided in this regard. Additionally, we anticipate that mid-line import brands, which comprised approximately 49% of our light vehicle revenues in 2009, will continue to increase their share of the U.S. market, and that luxury brands, which comprised approximately 36% of our light vehicle revenues in 2009, will maintain a strong presence in the market.

MANAGEMENT’S RESPONSE TO THE CURRENT ECONOMIC ENVIRONMENT

In response to the weakening U.S. automotive retail environment, we took a number of actions designed to reduce our overhead and more closely align the expense structure of our dealerships to current business levels. These actions, which were initiated during the third quarter of 2008 and continued through 2009, included the relocation of our corporate offices, the elimination of our regional management structure and the implementation of store-level productivity initiatives. We completed the relocation of our corporate headquarters to Duluth, Georgia, during the first quarter of 2009. This relocation has delivered annualized pre-tax cost savings of approximately $3.5 million in 2009, resulting principally from staffing reductions, and we believe potential rent savings could increase future annualized savings to approximately $4.5 million. Beginning in the third quarter of 2009, we began to recognize virtually all of the approximately $10.0 million of the anticipated annualized rent and personnel savings related to the elimination of the regional management structure. During 2009, we incurred pre-tax costs of approximately $4.1 million associated with our restructuring plans. We expect to receive the full recurring cost-saving benefits of our relocation and restructuring beginning in 2010. Our restructuring plans, store-level productivity initiatives and variable cost structure reduced same store operating expense by $88.0 million (15%) in 2009 as compared to 2008.

Since the beginning of the fourth quarter of 2008, we have eliminated our dividend payments, significantly reduced our capital expenditure plans, generated $12.9 million in net proceeds from the sale of assets and paid down $84.0 million (13%) of our non-floor plan debt, excluding repayments of amounts outstanding under our revolving credit facilities. During 2009, we increased our threshold for acquisition targets and, for the foreseeable future, expect that we will consider targeting potential acquisitions to the extent we expect them to meet our current return on investment thresholds. Also during this period, we have focused on improving our working capital by (i) increasing our floor plan notes payable related to our loaner vehicles and new vehicles obtained from third-party dealerships, (ii) continuing to lower our new and used inventory balances and (iii) improving our collection of contracts-in-transit and accounts receivable. By the end of 2009, we completed the centralization of our payroll processing.

We are also currently engaged in numerous additional store-level productivity initiatives, including (i) the transition to one common dealership management system and (ii) the consolidation of certain dealership accounting functions. We believe that our current liquidity position, our operating cash flow and plans for adhering to a disciplined capital spending budget will enable us to support our operations as well as the initiatives mentioned above.

        We are subject to a number of financial covenants in our various debt and lease agreements. In 2009, we modified certain of those covenants in a manner which in turn reduced the level of cash flow from operations necessary to remain in compliance with those covenants. In connection therewith, we agreed to (i) a reduction in total credit commitments, (ii) additional restrictions on new indebtedness and (iii) an increase in the interest rates on outstanding borrowings. See “Liquidity and Capital Resources” section below for further discussion of our debt agreements and the credit agreement amendments.

RESULTS OF OPERATIONS

Year Ended December 31, 2009, Compared to the Year Ended December 31, 2008

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	% Change
	(In millions, except per share data)

REVENUES:
New vehicle	$2,014.0	$2,585.8	$(571.8)	(22%)
Used vehicle	923.7	1,033.5	(109.8)	(11%)
Parts and service	622.1	653.0	(30.9)	(5%)
Finance and insurance, net	90.8	130.5	(39.7)	(30%)

Total revenues	3,650.6	4,402.8	(752.2)	(17%)
GROSS PROFIT:
New vehicle	136.4	173.8	(37.4)	(22%)
Used vehicle	75.9	86.8	(10.9)	(13%)
Parts and service	309.9	329.5	(19.6)	(6%)
Finance and insurance, net	90.8	130.5	(39.7)	(30%)

Total gross profit	613.0	720.6	(107.6)	(15%)
OPERATING EXPENSES:
Selling, general and administrative	494.7	581.5	(86.8)	(15%)
Depreciation and amortization	23.5	22.3	1.2	5%
Impairment expenses	—	528.7	(528.7)	(100%)
Other operating (income) expense, net	(1.5)	1.3	(2.8)	(215%)

Income (loss) from operations	96.3	(413.2)	509.5	123%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(18.0)	(28.9)	(10.9)	(38%)
Other interest expense	(38.2)	(40.0)	(1.8)	(5%)
Convertible debt discount amortization	(1.8)	(3.0)	(1.2)	(40%)
Interest income	0.2	1.5	(1.3)	(87%)
Gain on extinguishment of long-term debt	0.1	26.2	(26.1)	(100%)

Total other expense, net	(57.7)	(44.2)	(13.5)	(31%)

Income (loss) before income taxes	38.6	(457.4)	496.0	108%
INCOME TAX EXPENSE (BENEFIT)	14.4	(134.0)	148.4	111%

INCOME (LOSS) FROM CONTINUING OPERATIONS	24.2	(323.4)	347.6	107%
DISCONTINUED OPERATIONS, net of tax	(10.8)	(20.3)	9.5	47%

NET INCOME (LOSS)	$13.4	$(343.7)	$357.1	104%

Income (loss) from continuing operations per common share—Diluted	$0.74	$(10.20)	$10.94	107%

Net income (loss) per common share—Diluted	$0.41	$(10.84)	$11.25	104%

	For the Years Ended December 31,
	2009	2008
REVENUE MIX PERCENTAGES:
New light vehicles	51.3%	54.4%
New heavy trucks	3.9%	4.3%
Used retail light vehicles	19.8%	18.1%
Used retail heavy trucks	0.4%	0.2%
Used light vehicle wholesale	5.0%	5.1%
Used heavy truck wholesale	0.1%	0.1%
Parts and service—light vehicle	15.3%	13.4%
Parts and service—heavy truck	1.7%	1.4%
Finance and insurance, net—light vehicle	2.5%	3.0%
Finance and insurance, net—heavy truck	—%	—%

Total revenue	100.0%	100.0%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	21.5%	23.1%
New heavy trucks	0.7%	1.1%
Used retail light vehicles	13.1%	12.5%
Used retail heavy trucks	(0.4%)	—%
Used light vehicle wholesale	(0.1%)	(0.4%)
Used heavy truck wholesale	(0.2%)	(0.1%)
Parts and service—light vehicle	47.5%	43.0%
Parts and service—heavy truck	3.1%	2.7%
Finance and insurance, net—light vehicle	14.8%	18.1%
Finance and insurance, net—heavy truck	—%	—%

Total gross profit	100.0%	100.0%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	80.7%	80.7%

Net income (loss) and income (loss) from continuing operations increased $357.1 million and $347.6 million, respectively, during 2009, as compared to 2008, primarily as a result of impairment expenses during 2008 totaling $383.0 million, net of tax. Our loss from discontinued operations decreased $9.5 million, net of tax, during 2009 as compared to 2008, primarily related to lower impairment expenses in 2009 as compared to 2008. We incurred impairment expenses of $3.4 million, net of tax, and rent acceleration expense on idle facilities of $2.5 million, net of tax, during 2009, and $14.4 million, net of tax, of impairment expenses during 2008, relating to real estate and equipment associated with dealerships sold or closed prior to, or pending disposition as of, December 31, 2009.

The $347.6 million increase in income (loss) from continuing operations was primarily a result of impairment expenses in 2008 totaling $368.6 million, net of tax. We experienced declines in gross profit across all four of our business lines in 2009, and $27.8 million of lower gains from the repurchases of a portion of our senior subordinated notes. These decreases in income (loss) from continuing operations were partially offset by (i) an $86.8 million (15%) decrease in SG&A expense and (ii) a $10.9 million (38%) decrease in floor plan interest expense, as a result of lower inventory and lower short-term interest rates, each in 2009.

The $752.2 million (17%) decrease in total revenue was primarily a result of a $571.8 million (22%) decrease in new vehicle revenue and a $109.8 million (11%) decrease in used vehicle revenue. The decrease in new vehicle revenue includes a $528.0 million (22%) decrease in same store light vehicle revenue and a $49.8 million (26%) decrease in heavy truck revenue, partially offset by $6.0 million in revenue derived from dealership acquisitions. The decrease in used vehicle revenue includes a $74.9 million (9%) decrease in same store light vehicle retail revenue and $40.7 million (18%) decrease in same store light vehicle wholesale revenue, partially offset by a $6.5 million (90%) increase in heavy truck used retail revenue and a $2.7 million increase in used vehicle revenue derived from dealership acquisitions.

The $107.6 million (15%) decrease in total gross profit was a result of a $37.4 million (22%) decrease in new vehicle gross profit, a $10.9 million (13%) decrease in used vehicle gross profit, a $19.6 million (6%) decrease in parts and service gross profit and a $39.7 million (30%) decrease in F&I gross profit. Our total gross profit margin increased 40 basis points to 16.8%, principally as a result of a mix shift to our higher margin parts and service business, and our total light vehicle gross profit margin increased 50 basis points to 17.3%.

New Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2009	2008
	(In millions)
Revenue:
New vehicle revenue—same store(1)
Luxury	$678.0	$892.4	$(214.4)	(24%)
Mid-line import	917.5	1,178.8	(261.3)	(22%)
Mid-line domestic	252.0	303.6	(51.6)	(17%)
Value	19.2	19.9	(0.7)	(4%)

Total new light vehicle revenue—same store(1)	1,866.7	2,394.7	(528.0)	(22%)
Heavy truck	141.3	191.1	(49.8)	(26%)

Total new vehicle revenue—same store(1)	2,008.0	2,585.8	(577.8)	(22%)
New retail revenue—acquisitions	6.0	—

Total vehicle revenue, as reported	$2,014.0	$2,585.8	$(571.8)	(22%)

Gross profit:
New vehicle gross profit—same store(1)
Luxury	$54.6	$65.8	$(11.2)	(17%)
Mid-line import	58.8	78.1	(19.3)	(25%)
Mid-line domestic	17.3	21.3	(4.0)	(19%)
Value	0.9	1.0	(0.1)	(10%)

Total new light vehicle gross profit—same store(1)	131.6	166.2	(34.6)	(21%)
Heavy truck	4.5	7.6	(3.1)	(41%)

Total new vehicle gross profit—same store(1)	136.1	173.8	(37.7)	(22%)
New vehicle gross profit—acquisitions	0.3	—

Total new vehicle gross profit, as reported	$136.4	$173.8	$(37.4)	(22%)

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2009	2008
New retail units:
New vehicle retail units—same store(1)
Luxury	14,400	19,015	(4,615)	(24%)
Mid-line import	37,586	47,438	(9,852)	(21%)
Mid-line domestic	7,388	9,522	(2,134)	(22%)
Value	929	997	(68)	(7%)

Total new light vehicle retail units—same store(1)	60,303	76,972	(16,669)	(22%)
Fleet vehicles	1,785	3,086	(1,301)	(42%)

Total new light vehicle units—same store(1)	62,088	80,058	(17,970)	(22%)
Heavy truck	2,279	2,885	(606)	(21%)

Total new vehicle units—same store(1)	64,367	82,943	(18,576)	(22%)
Total new vehicle units—acquisitions	251	—

New vehicle units—actual	64,618	82,943	(18,325)	(22%)

Total new light vehicle units—same store(1)	62,088	80,058	(17,970)	(22%)
Total new light vehicle units—acquisitions	251	—

Total new light vehicle units	62,339	80,058	(17,719)	(22%)

New Vehicle Metrics—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2009	2008

Revenue per new light vehicle sold—same store(1)	$30,065	$29,912	$153	1%

Revenue per new heavy truck sold	$62,001	$66,239	$(4,238)	(6%)

Revenue per new vehicle sold—same store(1)	$31,196	$31,176	$20	—%

Gross profit per new light vehicle sold—same store(1)	$2,120	$2,076	$44	2%

Gross profit per new heavy truck sold	$1,975	$2,634	$(659)	(25%)

Gross profit per new vehicle sold—same store(1)	$2,114	$2,095	$19	1%

New light vehicle gross margin—same store(1)	7.0%	6.9%	0.1%	1%

New heavy truck gross margin	3.2%	4.0%	(0.8%)	(20%)

New vehicle gross margin—same store(1)	6.8%	6.7%	0.1%	1%

(1)	Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $571.8 million (22%) decrease in new vehicle revenue was primarily a result of a $528.0 million (22%) decrease in same store light vehicle revenue due to a 22% decrease in same store light vehicle retail unit sales and a 42% decrease in same store fleet unit sales. These decreases were partially offset by $6.0 million of revenue derived from acquisitions. The decrease in new vehicle revenue was driven by low consumer confidence, the overall economic environment and the turmoil in the financial markets, which led to more stringent lending standards for manufacturer captive and bank financing, including decreasing loan-to-value ratios and increasing credit score requirements for consumers. Unit volumes declined across each of our brand segments, consistent with overall U.S. vehicle sales. This was partially offset by the sale of approximately 3,300 new vehicles in connection with the Cash for Clunkers program. We believe the attention that this program created increased traffic at our stores and led to additional new and used vehicle sales that were not part of the Cash for Clunkers program.

New vehicle SAAR, which was 13.2 million for the full year of 2008, decreased to 10.4 million during 2009; however, new vehicle SAAR showed improvement from September 2009 when the SAAR was 9.2 million after the expiration of the Cash for Clunkers program to 10.9 million for the fourth quarter. We expect a modest recovery of overall U.S. vehicle sales in 2010, as luxury brands maintain current sales levels and mid-line import brands continue to gain market share.

The $37.4 million (22%) decrease in new vehicle gross profit was due to a $34.6 million (21%) decrease in same store light vehicle gross profit, resulting from a 22% decrease in same store light vehicle retail unit sales. Additionally, we experienced an increased year-over-year decline in gross profit from our mid-line import brands primarily as a result of incentive programs in 2008. These decreases were partially offset by $0.3 million of gross profit derived from acquisitions and a 10 basis point increase in same store gross margin. The unit sales decrease reflects a competitive marketplace with less overall sales due to the overall weak economic environment and more stringent lending standards.

Our heavy truck business continued to be adversely impacted by the unfavorable economic conditions, particularly in the home building and construction markets. For example, Class 8 truck sales in the United States have declined approximately 40% over the last two years. In the fourth quarter of 2009, our new heavy truck revenues declined 33% compared to the prior period and, on a pre-tax basis, our heavy truck business lost $1.6 million in the fourth quarter, driven primarily by inventory losses. Our heavy truck business generated a pre-tax loss of $1.8 million in 2009, compared to a $3.5 million pre-tax profit in 2008.

Used Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)
Light vehicles	$721.1	$796.0	$(74.9)	(9%)
Heavy trucks	13.7	7.2	6.5	90%

Total used vehicle retail revenues—same store(1)	734.8	803.2	(68.4)	(9%)
Used vehicle retail revenues—acquisitions	2.0	—

Total used vehicle retail revenues	736.8	803.2	(66.4)	(8%)
Used vehicle wholesale revenues—same store(1)
Light vehicles	184.8	225.5	(40.7)	(18%)
Heavy trucks	1.4	4.8	(3.4)	(71%)

Total used vehicle wholesale revenues—same store(1)	186.2	230.3	(44.1)	(19%)
Used vehicle wholesale revenues—acquisitions	0.7	—

Total used vehicle wholesale revenues	186.9	230.3	(43.4)	(19%)

Used vehicle revenue, as reported	$923.7	$1,033.5	$(109.8)	(11%)

Gross profit:
Used vehicle retail gross profit—same store(1)
Light vehicles	$80.1	$90.3	$(10.2)	(11%)
Heavy trucks	(2.6)	(0.1)	(2.5)	NM

Total used vehicle retail gross profit—same store(1)	77.5	$90.2	(12.7)	(14%)
Used vehicle retail gross profit—acquisitions	0.3	—

Total used vehicle retail gross profit	77.8	90.2	(12.4)	(14%)
Wholesale gross profit—same store(1)
Light vehicles	(0.6)	(3.0)	2.4	(80%)
Heavy trucks	(1.3)	(0.4)	(0.9)	225%

Total used vehicle wholesale gross profit—same store(1)	(1.9)	(3.4)	1.5	(44%)
Used vehicle wholesale gross profit—acquisitions	—	—

Used vehicle wholesale gross profit	(1.9)	(3.4)	1.5	(44%)

Used vehicle gross profit, as reported	$75.9	$86.8	$(10.9)	(13%)

Used vehicle retail units—same store(1)
Light vehicles	39,423	44,570	(5,147)	(12%)
Heavy trucks	416	188	228	121%

Used vehicle retail units—same store(1)	39,839	44,758	(4,919)	(11%)
Used vehicle retail units—acquisitions	133	—

Used vehicle retail units—actual	39,972	44,758	(4,786)	(11%)

Used Vehicle Metrics—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2009	2008
Revenue per used light vehicle retailed—same store(1)	$18,291	$17,860	$431	2%

Revenue per used heavy truck retailed	$32,933	$38,298	$(5,365)	(14%)

Revenue per used vehicle retailed—same store(1)	$18,444	$17,945	$499	3%

Gross profit per used light vehicle retailed—same store(1)	$2,032	$2,026	$6	—%

Gross profit per used heavy truck retailed	$(6,250)	$(532)	$(5,718)	NM

Gross profit per used vehicle retailed—same store(1)	$1,945	$2,015	$(70)	(3%)

Used light vehicle retail gross margin—same store(1)	11.1%	11.3%	(0.2%)	(2%)

Used heavy truck retail gross margin	(19.0%)	(1.4%)	(17.6%)	NM

Used vehicle retail gross margin—same store(1)	10.5%	11.2%	(0.7%)	(6%)

(1)	Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $109.8 million (11%) decrease in used vehicle revenue includes a $74.9 million (9%) decrease in same store light vehicle retail revenue and a $40.7 million (18%) decrease in same store light vehicle wholesale revenue, partially offset by $2.7 million derived from dealership acquisitions. The $10.9 million (13%) decrease in used vehicle gross profit was primarily a result of a $10.2 million (11%) decrease in same store light vehicle retail gross profit and a $3.4 million decrease in used vehicle gross profit, including wholesale gross profit, within our heavy truck business, partially offset by a $2.4 million increase in same store light vehicle wholesale gross profit. The decrease in used light vehicle retail revenue and gross profit was driven by unit volume declines that reflected (i) a weak retail environment and (ii) a more stringent lending environment, which in turn resulted in lower sales to sub-prime customers. Light vehicle used retail revenue per vehicle retailed (“PVR”) increased, with light vehicle retail gross profit PVR remaining relatively flat. The increase in used light vehicle revenue PVR reflected a shift in the used vehicle market, from lower priced models previously appealing to sub-prime customers to higher priced models and Certified Pre-Owned (“CPO”) vehicles. The decrease in used vehicle wholesale revenue was a result of lower new retail and used retail unit sales, which resulted in fewer vehicles from trade-ins available to sell at auction.

Our heavy truck business continued to be adversely impacted by the unfavorable economic conditions, particularly in the home building and construction markets. For example, Class 8 truck sales in the United States have declined approximately 40% over the last two years. In the fourth quarter of 2009, on a pre-tax basis, our heavy truck business lost $1.6 million in the fourth quarter, driven primarily by inventory losses. Our heavy truck business generated a pre-tax loss of $1.8 million in 2009, compared to a $3.5 million pre-tax profit in 2008.

We believe our used vehicle inventory is closely aligned with consumer demand, with approximately 36 days of supply in our inventory as of December 31, 2009, as compared to approximately 35 days sales in our inventory as of December 31, 2008. We expect that maintaining our current level of used vehicle inventory, based on days supply, will help mitigate the impact of the continued challenging economic environment on our used vehicle performance. In addition, we continue to focus on aligning our used vehicle inventory to meet consumer demands by offering CPO vehicles, traditional used vehicles and lower value vehicles obtained through trade-ins.

Parts and Service—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2009	2008
	(Dollars in millions)

Revenue:
Parts and service revenues—same store(1)
Light vehicles	$558.2	$590.8	$(32.6)	(6%)
Heavy trucks	61.6	62.2	(0.6)	(1%)

Total parts and service revenue—same store(1)	619.8	653.0	(33.2)	(5%)
Parts and service revenues—acquisitions	2.3	—

Parts and service revenue, as reported	$622.1	$653.0	$(30.9)	(5%)

Gross profit:
Parts and service gross profit—same store(1)
Light vehicles	$289.8	$309.8	$(20.0)	(6%)
Heavy trucks	19.1	19.7	(0.6)	(3%)

Total parts and service gross profit—same store(1)	308.9	329.5	(20.6)	(6%)
Parts and service gross profit—acquisitions	1.0	—

Parts and service gross profit, as reported	$309.9	$329.5	$(19.6)	(6%)

Light vehicle parts and service gross margin—same store(1)	51.9%	52.4%	(0.5%)	(1%)

Heavy truck parts and service gross margin	31.0%	31.7%	(0.7%)	(2%)

Parts and service gross margin—same store(1)	49.8%	50.5%	(0.7%)	(1%)

(1)	Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $30.9 million (5%) decrease in parts and service revenues and $19.6 million (6%) decrease in parts and service gross profit were due to a decrease in customer pay business as well as a decrease in warranty business. We believe customers are delaying maintenance visits and large repair work as they reduce non-essential spending during the current economic environment. In addition, we believe the decrease in our warranty business reflects improvements in the quality of vehicles produced in recent years. Furthermore, the significant decline in U.S. vehicle sales over the past two years may have an adverse impact on our parts and service business for the next several years.

Same store customer pay parts and service revenue and gross profit decreased $21.8 million (6%) and $18.0 million (7%), respectively. Revenue and gross profit from our warranty business decreased $5.8 million (5%) and $2.0 million (4%), respectively, on a same store basis. Revenue and gross profit from our wholesale parts business decreased $5.6 million (4%) and $0.6 million (2%), respectively, on a same store basis.

We continue to focus on improving our customer pay business over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2009	2008
	(In millions, except for per vehicle data)
Dealership generated F&I, net—same store(1)
Light vehicles	$90.8	$123.6	$(32.8)	(27%)
Heavy trucks	0.2	0.3	(0.1)	(33%)

Dealership generated F&I—same store(1)	91.0	123.9	(32.9)	(27%)
Dealership generated F&I—acquisitions	0.3	—

Dealership generated F&I, net	91.3	123.9	(32.6)	(26%)
Corporate generated F&I	(0.5)	6.6	(7.1)	(108%)

Finance and insurance, net as reported	$90.8	$130.5	$(39.7)	(30%)

Dealership generated light vehicle F&I per vehicle sold—same store(1) (2)	$894	$992	$(98)	(10%)

Dealership generated F&I per vehicle sold— same store(1) (2)	$873	$970	$(97)	(10%)

Light vehicle F&I per vehicle sold—same store(1)	$890	$1,045	$(155)	(15%)

Heavy truck F&I per vehicle sold	$74	$98	$(24)	(24%)

F&I per vehicle sold—same store(1)	$868	$1,022	$(154)	(15%)

(1)	Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.
(2)	Dealership generated F&I per vehicle sold excludes corporate generated F&I.

We evaluate our dealership generated F&I performance on a per vehicle sold basis by dividing dealership generated F&I gross profit by the number of vehicles sold during the period. We also evaluate F&I gross profit from our portfolio of consumer loans, as well as any gains related to the sale of our remaining interest in certain contracts (collectively, “Corporate generated F&I”). Beginning in 2009, we discontinued issuing new consumer loans for the purchase of used vehicles and began managing the wind-down of the existing portfolio, which totaled $8.0 million as of December 31, 2009. F&I decreased $39.7 million (30%) during 2009 as compared to 2008, due to (i) an 18% decrease in same store unit sales, (ii) a 10% decrease in same store dealership generated F&I per vehicle sold, (iii) losses from the wind down of our consumer loan portfolio and (iv) a decrease of $4.7 million resulting from a corporate generated F&I gain related to the sale of our remaining interest in a pool of maintenance contracts in 2008. These decreases in F&I were partially offset by $0.3 million derived from dealership acquisitions.

The decrease in dealership generated F&I per vehicle sold was primarily attributable to lower financing commissions due to more stringent lending standards, which included lower loan to value ratios, which limit our opportunity to offer customers our full array of finance and insurance products. In addition, we believe that customers continue to be very concerned about their monthly payment amount in light of the difficult current economic environment. We expect to continue to mitigate these decreases by (a) improving our F&I results at our lower-performing stores and (b) continuing to refine and enhance the menu of products we offer our customers.

Selling, General and Administrative—

	For the Years Ended December 31,				Increase (Decrease)	% of Gross Profit
	2009	% of Gross Profit	2008	% of Gross Profit		Increase (Decrease)
	(Dollars in millions)
Personnel costs	$237.4	38.8%	$273.6	38.0%	$(36.2)	0.8%
Sales compensation	57.4	9.4%	73.6	10.2%	(16.2)	(0.8%)
Share-based compensation	2.8	0.5%	1.9	0.3%	0.9	0.2%
Outside services	49.1	8.0%	56.1	7.8%	(7.0)	0.2%
Advertising	27.3	4.5%	40.4	5.6%	(13.1)	(1.1%)
Rent	40.4	6.6%	45.5	6.3%	(5.1)	0.3%
Utilities	16.1	2.6%	17.1	2.4%	(1.0)	0.2%
Insurance	14.3	2.3%	13.0	1.8%	1.3	0.5%
Other	48.7	8.1%	60.3	8.3%	(11.6)	(0.2%)

Selling, general and administrative—same store(1)	493.5	80.8%	581.5	80.7%	(88.0)	0.1%
Acquisitions	1.2		—

Selling, general and administrative—actual	$494.7	80.7%	$581.5	80.7%	$(86.8)	—%

Gross Profit—same store(1)	$611.1		$720.6

Gross Profit—actual	$613.0		$720.6

(1)	Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 80.8% for 2009, as compared to 80.7% for 2008. The 10 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes, including an 80 basis point increase in personnel costs and a 50 basis point increase in insurance costs associated with our large deductible insurance programs for workers compensation, property and general liability claims. These items were substantially offset by (i) a 110 basis point reduction in advertising expense due to our focus on managing advertising spend in the current depressed retail environment and (ii) an 80 basis point decrease in sales compensation expense due to our restructuring of variable compensation plans.

During the third quarter of 2008, we initiated a phased restructuring plan, which included the relocation of our corporate offices, the elimination of our regional management structure and the implementation of store-level productivity initiatives. We completed the relocation of our corporate headquarters to Duluth, Georgia, during the first quarter of 2009. This relocation has delivered annualized pre-tax cost savings of approximately $3.5 million in 2009, resulting principally from staffing reductions, and we believe potential rent savings could increase future annualized savings to approximately $4.5 million. Beginning in the third quarter of 2009, we began to recognize virtually all of the approximately $10.0 million of the anticipated annualized rent and personnel savings related to the elimination of the regional management structure. During 2009, we incurred pre-tax costs of approximately $4.1 million associated with our restructuring plans. We expect to receive the full recurring cost-saving benefits of our relocation and restructuring beginning in 2010. Our restructuring plans, store-level productivity initiatives and variable cost structure reduced same store operating expense by $88.0 million (15%) in 2009 as compared to 2008.

We are also currently engaged in numerous store-level productivity initiatives, including (i) the transition to one common dealership management system, and (ii) the consolidation of certain dealership accounting functions.

During 2009 and 2008, we incurred $1.9 million and $1.0 million, respectively, of costs associated with transitioning our dealerships to DealerTrack’s Arkona dealer management system, which are included in outside services expense above.

Depreciation and Amortization—

The $1.2 million (5%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2009 and 2008, including the purchase of $207.9 million of previously leased property during the second quarter of 2008.

Impairment Expenses—

During the fourth quarter of 2009, we compared the carrying value of our assets held for sale to estimates of fair values determined with the assistance of third-party desktop appraisals and real estate brokers and, as a result, recorded a $5.5 million non-cash impairment of certain property and equipment. The impact of this impairment is included in Discontinued Operations for 2009 (see “Discontinued Operations” below).

During the fourth quarter of 2008, we experienced a sustained decline in our market capitalization and a significant decline in total revenue due to overall retail industry conditions driven by declining consumer confidence, more stringent lending standards, rising gas prices, changes in consumer demand and falling home prices. Our stock price decreased 60% from $11.52 per share as of September 30, 2008, to $4.57 per share as of December 31, 2008, which significantly reduced our total market capitalization. In addition, our total revenues decreased approximately 30% during the fourth quarter of 2008 as compared to the fourth quarter of 2007. During 2008, we recognized impairment expenses from continuing operations totaling $528.7 million, which includes (i) a $491.7 million impairment of all of our goodwill, (ii) a $30.9 million impairment of franchise rights and other intangible assets and (iii) a $6.1 million impairment of certain property and equipment (for further discussion of our asset impairment expenses, please refer to Note 9 of our consolidated financial statements).

Other Operating (Income) Expense—

Other operating (income) expense includes gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items. Other non-core operating items during 2008 include executive separation benefits expense of $1.7 million related to the separation from the Company of our former chief financial officer.

Floor Plan Interest Expense—

The $10.9 million (38%) decrease in floor plan interest expense was attributable to a lower average balance of new vehicle inventory and the lower short-term interest rate environment.

Other Interest Expense—

The $1.8 million (5%) decrease in other interest expense was primarily attributable to lower average indebtedness outstanding as a result of the repurchase of $59.8 million of senior subordinated notes in the fourth quarter of 2008 and the repayment of $8.0 million of mortgage notes payable in the third quarter of 2009.

During 2009 and 2008, we recognized $1.8 million and $3.0 million of convertible debt amortization associated with our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Notes”). Since a portion of our 3% Notes will be settled in cash upon conversion, we separately account for the liability and equity components in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value is amortized to interest cost using the effective interest method. We expect that convertible debt amortization will total approximately $1.7 million in 2010.

Gain on Extinguishment of Long-Term Debt—

During 2009, we recognized a $0.1 million net gain on the extinguishment of long-term debt. Included in the $0.1 million net gain was a $0.9 million gain on the repurchase of $7.3 million of our 3% Notes for $6.4 million, partially offset by (i) a $0.7 million pro-rata write-off of the unamortized discount associated with the repurchased 3% Notes and (ii) a $0.1 million pro-rata write-off of debt issuance costs.

During 2008, we recognized a $26.2 million net gain on the extinguishment of long-term debt. Included in the $26.2 million net gain was a $35.8 million gain on the repurchase of $59.8 million of our senior subordinated notes for $24.0 million, partially offset by (i) a $6.5 million pro-rata write-off of the unamortized discount associated with the repurchased 3% Notes and (ii) a $1.4 million pro-rata write-off of debt issuance costs. In addition, we recognized a $1.7 million loss as a result of our decision to terminate our credit facility with JPMorgan Chase Bank N.A. in September 2008, which represents the unamortized debt issuance costs associated with such facility.

Interest Income—

The $1.3 million (87%) decrease in interest income is primarily a result of lower interest rates during 2009 as compared to 2008.

Income Tax Expense (Benefit)—

The $148.4 million increase in income tax expense was primarily a result of the recognition of $528.7 million of impairment expenses from continuing operations in 2008. Our effective tax rate increased from 29.3% for the 2008 period to 37.3% for the 2009 period. The 800 basis point increase is primarily a result of excess book goodwill over tax goodwill for which we will not receive a tax benefit, the impact of losses on our corporate owned life insurance policies for which we will not received a tax benefit, partially offset by the reversal of deferred tax asset valuation allowances that we now expect to realize. Our effective tax rate is highly dependant on the level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our effective tax rate. Excluding the impact of permanent differences between book and tax income and based upon our current expectation of 2009 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2010.

Discontinued Operations—

During 2009, we sold four franchises (three dealership locations) and closed six franchises (three dealership locations), and as of December 31, 2009, there were two franchises (two dealership locations) pending disposition. The $10.8 million, net of tax, net loss from discontinued operations for 2009 is a result of (i) $7.3 million, net of tax, of net operating losses of franchises sold or pending disposition as of December 31, 2009, including rent expense of idle facilities and legal expenses of franchises sold prior to December 31, 2009, (ii) $3.4 million, net of tax, of impairment expenses related to abandoned real estate from discontinued operations and (iii) $2.5 million, net of tax, of rent accelerations on abandoned properties, partially offset by a $2.4 million, net of tax, net gain on the sale of dealerships.

The $20.3 million, net of tax, net loss from discontinued operations during 2008, includes (i) $14.4 million, net of tax, of impairment expenses related to discontinued operations, (ii) $5.6 million of net operating losses of franchises sold or pending disposition as of December 31, 2009, including rent expense of idle facilities and miscellaneous legal expenses of franchises sold prior to December 31, 2009 and (iii) a $0.3 million, net of tax, loss on the sale of five franchises (four dealership locations).

We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic divestitures from time to time.

RESULTS OF OPERATIONS

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$2,585.8	$3,085.9	$(500.1)	(16%)
Used vehicle	1,033.5	1,300.9	(267.4)	(21%)
Parts and service	653.0	622.0	31.0	5%
Finance and insurance, net	130.5	146.1	(15.6)	(11%)

Total revenues	4,402.8	5,154.9	(752.1)	(15%)
GROSS PROFIT:
New vehicle	173.8	221.7	(47.9)	(22%)
Used vehicle	86.8	112.7	(25.9)	(23%)
Parts and service	329.5	319.0	10.5	3%
Finance and insurance, net	130.5	146.1	(15.6)	(11%)

Total gross profit	720.6	799.5	(78.9)	(10%)
OPERATING EXPENSES:
Selling, general and administrative	581.5	614.3	(32.8)	(5%)
Depreciation and amortization	22.3	19.6	2.7	14%
Impairment expenses	528.7	—	528.7	NM
Other operating expense, net	1.3	1.0	0.3	30%

(Loss) income from operations	(413.2)	164.6	(577.8)	NM
OTHER INCOME (EXPENSE):
Floor plan interest expense	(28.9)	(37.8)	(8.9)	(24%)
Other interest expense	(40.0)	(38.8)	1.2	3%
Convertible debt discount amortization	(3.0)	(2.4)	0.6	25%
Interest income	1.5	4.3	(2.8)	(65%)
Gain (loss) on extinguishment of long-term debt	26.2	(18.5)	44.7	NM

Total other expense, net	(44.2)	(93.2)	(49.0)	(53%)

(Loss) income before income taxes	(457.4)	71.4	(528.8)	NM
INCOME TAX (BENEFIT)EXPENSE	(134.0)	25.5	(159.5)	NM

(LOSS) INCOME FROM CONTINUING OPERATIONS	(323.4)	45.9	(369.3)	NM
DISCONTINUED OPERATIONS, net of tax	(20.3)	3.6	(23.9)	NM

NET (LOSS) INCOME	$(343.7)	$49.5	$(393.2)	NM

(Loss) income from continuing operations per common share—Diluted	$(10.20)	$1.38	$(11.58)	NM

Net (loss) income per common share—Diluted	$(10.84)	$1.49	$(12.33)	NM

	For the Years Ended December 31,
	2008	2007
REVENUE MIX PERCENTAGES:
New light vehicles	54.4%	55.7%
New heavy trucks	4.3%	4.2%
Used retail light vehicles	18.1%	18.8%
Used retail heavy trucks	0.2%	0.3%
Used light vehicle wholesale	5.1%	6.0%
Used heavy truck wholesale	0.1%	0.1%
Parts and service—light vehicle	13.4%	10.9%
Parts and service—heavy truck	1.4%	1.2%
Finance and insurance, net—light vehicle	3.0%	2.8%
Finance and insurance, net—heavy truck	—%	—%

Total revenue	100.0%	100.0%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	23.1%	26.4%
New heavy trucks	1.1%	1.3%
Used retail light vehicles	12.5%	14.3%
Used retail heavy trucks	—%	—%
Used light vehicle wholesale	(0.4%)	(0.2%)
Used heavy truck wholesale	(0.1%)	—%
Parts and service—light vehicle	43.0%	37.4%
Parts and service—heavy truck	2.7%	2.5%
Finance and insurance, net—light vehicle	18.1%	18.2%
Finance and insurance, net—heavy truck	—%	0.1%

Total gross profit	100.0%	100.0%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	80.7%	76.8%

Net (loss) income and (loss) income from continuing operations decreased $393.2 million and $369.3 million, respectively, during 2008, as compared to 2007, primarily as a result of impairment expenses during 2008 totaling $383.0 million, net of tax. Discontinued operations decreased $23.9 million, net of tax, during 2008 as compared to 2007, primarily related to $14.4 million of impairment expenses, net of tax, during 2008 associated with dealerships sold prior to, or pending disposition as of, December 31, 2009.

The $369.3 million decrease in (loss) income from continuing operations was primarily a result of impairment expenses in 2008 totaling $368.6 million, net of tax. New and used vehicle gross profit decreased $47.9 million (22%) and $25.9 million (23%), respectively, and F&I gross profit decreased $15.6 million (11%), all primarily as a result of lower unit sales volumes. The decrease in new vehicle, used vehicle and F&I gross profit had a de-leveraging impact on our SG&A expense as a percentage of gross profit, which increased 390 basis points from 2007 to 80.7%. These decreases in (loss) income from continuing operations were partially offset by (i) a $44.7 million favorable variance relating to debt extinguishments, including a $26.2 million net gain during 2008 and an $18.5 million loss in 2007, from the repurchases of our senior subordinated notes, and (ii) an $8.9 million (24%) decrease in floor plan interest expense, as a result of lower inventory and lower short-term interest rates.

The $752.1 million (15%) decrease in total revenue was primarily a result of a $500.1 million (16%) decrease in new vehicle revenue and a $267.4 million (21%) decrease in used vehicle revenue. The decrease in new vehicle revenue includes a $604.2 million (21%) decrease in same store light vehicle revenue, a $25.3 million (12%) decrease in heavy truck revenue, partially offset by $129.4 million derived from dealership acquisitions. The decrease in used vehicle revenue includes a $212.4 million (22%) decrease in same store retail revenue and $98.6 million (31%) decrease in same store wholesale revenue, partially offset by a $43.6 million increase in used vehicle revenue derived from dealership acquisitions.

The $78.9 million (10%) decrease in total gross profit was primarily a result of a $47.9 million (22%) decrease in new vehicle gross profit, a $25.9 million (23%) decrease in used vehicle gross profit and a $15.6 million (11%) decrease in F&I gross profit. Our total gross profit margin increased 90 basis points to 16.4%, principally as a result of a mix shift to our higher margin parts and service business, and our total light vehicle gross profit margin increased 100 basis points to 16.8%.

New Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2008	2007
	(In millions)
Revenue:
New vehicle revenue—same store(1)
Luxury	$848.2	$1,079.7	$(231.5)	(21%)
Mid-line import	1,093.6	1,335.7	(242.1)	(18%)
Mid-line domestic	303.6	418.5	(114.9)	(27%)
Value	19.9	35.6	(15.7)	(44%)

Total new light vehicle revenue—same store(1)	2,265.3	2,869.5	(604.2)	(21%)
Heavy truck	191.1	216.4	(25.3)	(12%)

Total new vehicle revenue—same store(1)	2,456.4	3,085.9	(629.5)	(20%)
New vehicle revenue—acquisitions	129.4	—

Total new vehicle revenue, as reported	$2,585.8	$3,085.9	$(500.1)	(16%)

Gross profit:
New vehicle gross profit—same store(1)
Luxury	$62.0	$85.7	$(23.7)	(28%)
Mid-line import	72.0	94.4	(22.4)	(24%)
Mid-line domestic	20.9	29.5	(8.6)	(29%)
Value	1.0	1.8	(0.8)	(44%)

Total new light vehicle gross profit—same store(1)	155.9	211.4	(55.5)	(26%)
Heavy truck	7.6	10.3	(2.7)	(26%)

Total new vehicle gross profit—same store(1)	163.5	221.7	(58.2)	(26%)
New vehicle gross profit—acquisitions	10.3	—

Total new vehicle gross profit, as reported	$173.8	$221.7	$(47.9)	(22%)

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2008	2007
New retail units:
New vehicle retail units—same store(1)
Luxury	18,101	22,796	(4,695)	(21%)
Mid-line import	44,027	52,226	(8,199)	(16%)
Mid-line domestic	9,522	12,732	(3,210)	(25%)
Value	997	1,785	(788)	(44%)

Total new light vehicle retail units—same store(1)	72,647	89,539	(16,892)	(19%)
Fleet vehicles	2,985	6,061	(3,076)	(51%)

Total new light vehicle units—same store(1)	75,632	95,600	(19,968)	(21%)
Heavy truck	2,885	3,625	(740)	(20%)

Total new vehicle units—same store(1)	78,517	99,225	(20,708)	(21%)
Total new vehicle units—acquisitions	4,426	—

New vehicle units—actual	82,943	99,225	(16,282)	(16%)

Total new light vehicle units—same store(1)	75,632	95,600	(19,968)	(21%)
Total new light vehicle units—acquisitions	4,426	—

Total new light vehicle units	80,058	95,600	(15,542)	(16%)

New Vehicle Metrics—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2008	2007
Revenue per new light vehicle sold—same store(1)	$29,952	$30,016	$(64)	—%

Revenue per new heavy truck sold	$66,239	$59,697	$6,542	11%

Revenue per new vehicle sold—same store(1)	$31,285	$31,100	$185	1%

Gross profit per new light vehicle sold—same store(1)	$2,061	$2,211	$(150)	(7%)

Gross profit per new heavy truck sold	$2,634	$2,841	$(207)	(7%)

Gross profit per new vehicle sold—same store(1)	$2,082	$2,234	$(152)	(7%)

New light vehicle gross margin—same store(1)	6.9%	7.4%	(0.5%)	(7%)

New heavy truck gross margin	4.0%	4.8%	(0.8%)	(17%)

New vehicle gross margin—same store(1)	6.7%	7.2%	(0.5%)	(7%)

(1)	Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $500.1 million (16%) decrease in new vehicle revenue was primarily a result of a $604.2 million (21%) decrease in same store light vehicle revenue due to a 19% decrease in same store light vehicle retail unit sales and a 51% decrease in same store fleet unit sales. These decreases were partially offset by $129.4 million of revenue derived from acquisitions. The decreases in new vehicle revenue were driven by declining consumer confidence, an overall weak economic environment, more stringent lending standards and a mix shift toward more fuel efficient, lower priced vehicles, and away from the higher priced trucks and SUVs.

The new vehicle business declined significantly throughout 2008. We experienced sales decreases across all brands; however, our sales declines were generally in line with overall U.S. vehicle sales and brand specific sales in our regions. New vehicle SAAR reached its lowest level since 1993, decreasing to 13.2 million in 2008, from 16.2 million in 2007. Our revenue was negatively impacted by turmoil in the financial markets, which led to more stringent lending standards for manufacturer captive and bank financing, including decreasing loan-to-value ratios and increasing credit score requirements. Unit volumes declined in each brand segment including a 25% decrease in same store light vehicle retail unit sales from our mid-line domestic brands, a 21% decrease from our luxury brands and an 16% decrease from our mid-line import brands.

The $47.9 million (22%) decrease in new vehicle gross profit was due to a $55.5 million (26%) decrease in same store light vehicle gross profit, resulting from a 19% decrease in same store light vehicle retail unit sales and a 50 basis point decrease in same store gross margin. These decreases were partially offset by $10.3 million of gross profit derived from acquisitions. The unit sales and margin declines reflect a competitive marketplace with less business available due to the overall weak economic environment and more stringent lending standards.

Used Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)
Light vehicles	$764.7	$968.5	$(203.8)	(21%)
Heavy trucks	7.2	15.8	(8.6)	(54%)

Total used vehicle retail revenues—same store(1)	771.9	984.3	(212.4)	(22%)
Used vehicle retail revenues—acquisitions	31.3	—

Total used vehicle retail revenues	803.2	984.3	(181.1)	(18%)
Used vehicle wholesale revenues—same store(1)
Light vehicles	213.2	308.2	(95.0)	(31%)
Heavy trucks	4.8	8.4	(3.6)	(43%)

Total used vehicle wholesale revenues—same store(1)	218.0	316.6	(98.6)	(31%)
Used vehicle wholesale revenues—acquisitions	12.3	—

Total used vehicle wholesale revenues	230.3	316.6	(86.3)	(27%)

Used vehicle revenue, as reported	$1,033.5	$1,300.9	$(267.4)	(21%)

Gross profit:
Used vehicle retail gross profit—same store(1)
Light vehicles	$87.3	$114.3	$(27.0)	(24%)
Heavy trucks	(0.1)	0.1	(0.2)	(200%)

Total used vehicle retail gross profit—same store(1)	87.2	114.4	(27.2)	(24%)
Used vehicle retail gross profit—acquisitions	3.0	—

Total used vehicle retail gross profit	90.2	114.4	(24.2)	(21%)
Wholesale gross profit—same store(1)
Light vehicles	(2.9)	(1.7)	(1.2)	(71%)
Heavy trucks	(0.4)	—	(0.4)	—%

Total used vehicle wholesale gross profit—same store(1)	(3.3)	(1.7)	(1.6)	(94%)
Used vehicle wholesale gross profit—acquisitions	(0.1)	—

Used vehicle wholesale gross profit	(3.4)	(1.7)	(1.7)	(100%)

Used vehicle gross profit, as reported	$86.8	$112.7	$(25.9)	(23%)

Used vehicle retail units—same store(1)
Light vehicles	42,912	52,930	(10,018)	(19%)
Heavy trucks	188	429	(241)	(56%)

Used vehicle retail units—same store(1)	43,100	53,359	(10,259)	(19%)
Used vehicle retail units—acquisitions	1, 658	—

Used vehicle retail units—actual	44,758	53,359	(8,601)	(16%)

Used Vehicle Metrics—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2008	2007
Revenue per used light vehicle retailed—same store(1)	$17,820	$18,298	$(478)	(3%)

Revenue per used heavy truck retailed	$38,298	$36,830	$1,468	4%

Revenue per used vehicle retailed—same store(1)	$17,910	$18,447	$(537)	(3%)

Gross profit per used light vehicle retailed—same store(1)	$2,034	$2,159	$(125)	(6%)

Gross profit per used heavy truck retailed	$(532)	$233	$(765)	NM

Gross profit per used vehicle retailed—same store(1)	$2,023	$2,144	$(121)	(6%)

Used light vehicle retail gross margin—same store(1)	11.4%	11.8%	(0.4%)	(3%)

Used heavy truck retail gross margin	(1.4%)	0.6%	(2.0%)	NM

Used vehicle retail gross margin—same store(1)	11.3%	11.6%	(0.3%)	(3%)

(1)	Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $267.4 million (21%) decrease in used vehicle revenue includes a $212.4 million (22%) decrease in same store retail revenue and a $98.6 million (31%) decrease in same store wholesale revenue, partially offset by $43.6 million in revenue derived from dealership acquisitions. The $25.9 million (23%) decrease in used vehicle gross profit was primarily a result of a $27.2 million (24%) decrease in same store retail gross profit. The decrease in used vehicle retail revenue and gross profit reflect (i) a weak retail environment, (ii) a more stringent lending environment, (iii) lower sales to sub-prime customers and (iv) a sharp increase in consumer demand for smaller and more fuel efficient vehicles and away from trucks and SUVs. The rapid decline in consumer demand for trucks and SUVs caused us to lower our inventory and retail more of these vehicles that otherwise would have been wholesaled because of weak demand for these vehicles at auction. The decrease in used vehicle wholesale revenue was a result of lower new retail and used retail unit sales, which resulted in fewer vehicles from trade-ins available to sell at auction. In addition, the wholesale markets were virtually closed towards the end of the third quarter and early fourth quarter of 2008, which further reduced our wholesale results.

Parts and Service—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2008	2007
	(Dollars in millions)
Revenue:
Parts and service revenues—same store(1)
Light vehicles	$563.3	$558.9	$4.4	1%
Heavy trucks	62.2	63.1	(0.9)	(1%)

Total parts and service revenue—same store(1)	625.5	622.0	3.5	1%
Parts and service revenues—acquisitions	27.5	—

Parts and service revenue, as reported	$653.0	$622.0	$31.0	5%

Gross profit:
Parts and service gross profit—same store(1)
Light vehicles	$295.8	$298.7	$(2.9)	(1%)
Heavy trucks	19.7	20.3	(0.6)	(3%)

Total parts and service gross profit—same store(1)	315.5	319.0	(3.5)	(1%)
Parts and service gross profit—acquisitions	14.0	—

Parts and service gross profit, as reported	$329.5	$319.0	$10.5	3%

Light vehicle parts and service gross margin—same store(1)	52.5%	53.4%	(0.9%)	(2%)

Heavy truck parts and service gross margin	31.7%	32.2%	(0.5%)	(2%)

Parts and service gross margin—same store(1)	50.4%	51.3%	(0.9%)	(2%)

(1)	Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $31.0 million (5%) increase in parts and service revenues and $10.5 million (3%) increase in parts and service gross profit was primarily due to revenue and gross profit derived from dealership acquisitions as same store revenue increased by $3.5 million and same store gross profit decreased by $3.5 million (1%) during 2008, as compared to 2007. Same store customer pay parts and service revenue and gross profit decreased $1.4 million and $6.4 million (3%), respectively. Same store revenue and gross profit from our wholesale parts business increased $8.3 million (6%) and $2.6 million (10%), respectively. We continued to experience decreases in our warranty business as same store warranty revenue decreased $3.4 million (3%), though same store warranty gross profit increased $0.3 million (1%). We believe the decrease in our warranty business is a result of improvements in the quality of vehicles produced in recent years.

Finance and Insurance, net—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2008	2007
	(In millions, except for per vehicle data)
Dealership generated F&I, net—same store(1)
Light vehicles	$119.4	$141.9	$(22.5)	(16%)
Heavy trucks	0.3	0.9	(0.6)	(67%)

Dealership generated F&I—same store(1)	119.7	142.8	(23.1)	(16%)
Dealership generated F&I—acquisitions	4.2	—

Dealership generated F&I, net	123.9	142.8	(18.9)	(13%)
Corporate generated F&I	6.6	3.3	3.3	100%

Finance and insurance, net as reported	$130.5	$146.1	$(15.6)	(11%)

Dealership generated light vehicle F&I per vehicle sold—same store(1) (2)	$1,007	$955	$52	5%

Dealership generated F&I per vehicle sold—same store(1) (2)	$984	$936	$48	5%

Light vehicle F&I per vehicle sold—same store(1)	$1,063	$978	$85	9%

Heavy truck F&I per vehicle sold	$98	$222	$(124)	(56%)

F&I per vehicle sold—same store(1)	$1,039	$958	$81	8%

(1)	Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.
(2)	Dealership generated F&I per vehicle sold excludes corporate generated F&I.

We evaluate our dealership generated F&I performance on a per vehicle sold basis by dividing dealership generated F&I gross profit by the number of vehicles sold during the period. We also evaluate F&I gross profit from our portfolio of consumer loans, as well as any gains related to the sale of our remaining interest in certain contracts (collectively, “Corporate generated F&I”).

F&I decreased $15.6 million (11%) during 2008 as compared to 2007, as a result of a $23.1 million (16%) decrease in same store dealership generated F&I, partially offset by $4.7 million from a corporate generated F&I gain related to the sale of our remaining interest in a pool of maintenance contracts and $4.2 million derived from dealership acquisitions. The decrease in same store dealership generated F&I was a result of a 20% decrease in same store unit sales, partially offset by a 5% increase in same store dealership generated F&I per vehicle sold. The increase in dealership generated F&I per vehicle sold was attributable to (i) improved F&I performance at our lower-performing stores, (ii) lengthening of finance contract terms and (iii) mix shift away from sub-prime customers, as these deals typically generate less finance and insurance revenue. These increases were partially offset by lower financing commissions due to more stringent lending standards. The more stringent lending standards included lower loan to value ratios, which decrease our opportunity to offer customers our full array of finance and insurance products. In addition, customers were very concerned about their monthly payment during the difficult economic environment.

Selling, General and Administrative—

	For the Years Ended December 31,				Increase (Decrease)	% of Gross Profit
	2008	% of Gross Profit	2007	% of Gross Profit		Increase (Decrease)
	(Dollars in millions)
Personnel costs	$262.9	38.1%	$283.3	35.4%	$(20.4)	2.7%
Sales compensation	70.1	10.2%	87.0	10.9%	(16.9)	(0.7%)
Share-based compensation	1.9	0.3%	5.9	0.7%	(4.0)	(0.4%)
Outside services	54.2	7.9%	56.8	7.1%	(2.6)	0.8%
Advertising	38.1	5.5%	43.1	5.4%	(5.0)	0.1%
Rent	44.2	6.4%	50.7	6.3%	(6.5)	0.1%
Utilities	16.5	2.4%	16.2	2.0%	0.3	0.4%
Insurance	12.3	1.8%	12.6	1.6%	(0.3)	0.2%
Other	58.2	8.4%	58.7	7.4%	(0.5)	1.0%

Selling, general and administrative—same store(1)	558.4	81.0%	614.3	76.8%	(55.9)	4.2%
Acquisitions	23.1		—

Selling, general and administrative—actual	$581.5	84.4%	$614.3	76.8%	$(32.8)	7.6%

Gross Profit—same store	$689.2		$799.5

Gross Profit—actual	$720.6		$799.5

(1)	Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 81.0% for 2008, as compared to 76.8% for 2007. The 420 basis point increase was primarily a result of the de-leveraging impact on our cost structure from the decline in vehicle sales volumes, including a 270 basis point increase in personnel costs and an 80 basis point increase in outside services due primarily to Arkona dealer management system installation costs, as well as increased training costs. These items were partially offset by (i) a 40 basis point decrease in share-based compensation expense as a result of an increase in our forfeiture estimates and reductions in performance estimates of employee equity awards and (ii) a 70 basis point decrease in sales compensation expense due to our focus on compensation plans.

Depreciation and Amortization—

The $2.7 million (14%) increase in depreciation and amortization expense was a result of property and equipment acquired during 2008 and 2007, including the purchase of $207.9 million of previously leased property in the second quarter of 2008.

Impairment Expenses—

During the fourth quarter of 2008, we experienced a sustained decline in market capitalization and a significant decline in total revenue due to overall retail industry conditions driven by declining consumer confidence, more stringent lending standards, rising gas prices, changes in consumer demand and falling home prices. Our stock price decreased 60% from $11.52 per share as of September 30, 2008, to $4.57 per share as of December 31, 2008, which significantly reduced our total market capitalization. In addition, our total revenues decreased approximately 30% during the fourth quarter of 2008 as compared to the fourth quarter of 2007. During 2008, we recognized impairment expenses from continuing operations totaling $528.7 million, which includes (i) a $491.7 million impairment of all of our goodwill, (ii) a $30.9 million impairment of franchise rights and other intangible assets and (iii) a $6.1 million impairment of certain property and equipment (for further discussion of our asset impairment expenses, please refer to Note 9 of our consolidated financial statements).

Other Operating Expense—

Other operating expense includes gains and losses from the sale of property and equipment, income derived from sub-lease arrangements and other non-core operating items. Other non-core operating items include $1.7 million and $3.0 million of executive separation benefits expenses during 2008 and 2007, respectively, related to the separation from the Company of our former chief financial officer and chief executive officer.

Floor Plan Interest Expense—

The $8.9 million (24%) decrease in floor plan interest expense was attributable to a lower average balance of new vehicle inventory and the lower short-term interest rate environment.

Other Interest Expense—

The $1.2 million (3%) increase in other interest expense was primarily attributable to interest expense on $151.1 million of mortgage borrowings in the second quarter of 2008 in connection with the purchase of certain previously leased real estate, partially offset by the repurchase of $59.8 million of senior subordinated notes in the fourth quarter of 2008 and our debt restructuring in the first quarter of 2007.

During 2008 and 2007, we recognized $3.0 million and $2.4 million of convertible debt amortization associated with our 3% Notes. Since a portion of our 3% Notes will be settled in cash upon conversion, we separately account for the liability and equity components in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value is amortized to interest cost using the effective interest method.

Gain (Loss) on Extinguishment of Long-Term Debt—

During 2008, we recognized a $26.2 million net gain on the extinguishment of long-term debt. Included in the $26.2 million net gain was a $35.8 million gain on the repurchase of $59.8 million of our senior subordinated notes for $24.0 million, partially offset by (i) a $6.5 million pro-rata write-off of the unamortized discount associated with the repurchased 3% Notes and (ii) a $1.4 million pro-rata write-off of debt issuance costs. In addition, we recognized a $1.7 million loss as a result of our decision to terminate our credit facility with JPMorgan Chase Bank N.A. in September 2008, which represents the unamortized debt issuance costs associated with such facility.

During 2007, we recognized an $18.5 million loss on the extinguishment of long-term debt in connection with our long-term debt refinancing. The $18.5 million loss includes (i) a $12.9 million premium on the repurchase of the 9% Notes and 8% Notes, (ii) $5.5 million of costs associated with a pro-rata write-off of unamortized debt issuance costs related to our 9% Notes and 8% Notes, and (iii) $0.1 million of costs associated with a pro-rata write-off of the unamortized value of our terminated fair value swap associated with the repurchased 8% Notes.

Interest Income—

The $2.8 million (65%) decrease in interest income is primarily a result of a lower average cash balance and lower interest rates during 2008 as compared to 2007.

Income Tax (Benefit) Expense—

The $159.5 million decrease in income tax expense was primarily a result of $528.7 million of impairment expenses from continuing operations in 2008. Our effective tax rate decreased from 35.7% for the 2007 period to 29.3% for the 2008 period. The 640 basis point decrease is primarily a result of excess book goodwill over tax goodwill for which we will not receive a tax benefit, the impact of losses on our corporate owned life insurance policies for which we will not receive a tax benefit, partially offset by the reversal of deferred tax asset valuation allowances that we now expect to realize. In 2007, our effective tax rate was impacted by (i) a reversal of a deferred tax asset valuation allowance related to a tax benefit we now expect to realize and (ii) tax credits recognized for employing individuals in the areas affected by Hurricane Katrina.

Discontinued Operations—

During 2008, we sold or closed thirteen franchises (seven dealership locations), twelve of which were classified as discontinued operations, and as of December 31, 2008, we were actively pursuing the sale of three franchises. The $20.3 million, net of tax, net loss from discontinued operations for 2008 is a result of (i) $14.4 million, net of tax, of impairment expenses related to discontinued operations, (ii) $5.6 million, net of tax, of net operating losses of franchises sold or pending disposition as of December 31, 2009, including rent expense of idle facilities and legal expenses of franchises sold prior December 31, 2009, and (iii) a $0.3 million, net of tax, loss on the sale of five franchises (four dealership locations).

The $3.6 million, net of tax, of income from discontinued operations during 2007, includes a $1.2 million, net of tax, loss on the sale of two franchises (two dealership locations), partially offset by $4.8 million of net operating income of franchises sold or pending disposition as of December 31, 2009, including rent expense of idle facilities and miscellaneous legal expenses of franchises sold prior to December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Currently, we have total available liquidity of $243.2 million, including cash and cash equivalents of $84.7 million and borrowing availability of $158.5 million under our various credit facilities. The borrowing capacity under our credit facilities of $200.0 million is limited by a borrowing base calculation and, from time to time, may be further limited by certain financial covenants. Our financial covenants currently do not further limit our availability under our credit facilities. For a detailed discussion of our financial covenants, see “Covenants” below.

We continuously evaluate our liquidity position based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current borrowing availability under our revolving credit facilities, floor plan facilities and mortgage financing and (iv) proceeds from asset sales. We believe we will have sufficient liquidity to meet our debt service and working capital requirements, commitments and contingencies, debt repayments and repurchases, acquisitions, capital expenditures and any seasonal operating requirements for at least the next twelve months.

We have the following material credit facilities, mortgage notes, senior subordinated notes and inventory financing facilities as of December 31, 2009. For a more detailed description of the material terms of our various debt agreements, refer to the “Floor Plan Notes Payable” and “Long-Term Debt” footnotes.

•

Revolving credit facility - $150.0 million revolving credit facility with Bank of America, as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”) for working capital, general corporate purposes and acquisitions.

•

Used vehicle facility - $50.0 million used vehicle floor plan facility with JPMorgan Chase Bank, N.A. and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”) for working capital, capital expenditures and general corporate purposes.

•

Mortgage notes - $169.9 million of mortgage notes with Wachovia Bank, National Association, a national banking association, and Wachovia Financial Services, Inc., a North Carolina corporation (collectively referred to as, “Wachovia”) and certain other mortgagors. These mortgage notes payable are secured by the related underlying property.

•

3% Senior Subordinated Convertible Notes due 2012 (“3% Notes”) - $54.7 million in aggregate principal amount of our 3% Notes outstanding, offset by $4.9 million of an unamortized discount. We pay interest on the 3% Notes on March 15 and September 15 of each year until their maturity on September 15, 2012.

•

8% Senior Subordinated Notes due 2014 (“8% Notes”) - $179.4 million in aggregate principal amount of our 8% Notes outstanding offset by $4.5 million of hedging activity. We pay interest on the 8% Notes on March 15 and September 15 of each year until their maturity on March 15, 2014.

•

7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•

Inventory financing (“Floor plan”) facilities - $357.7 million outstanding with lenders affiliated with the manufacturers from which we purchase new vehicles and $77.0 million outstanding with lenders not affiliated with the manufacturers from which we purchase new vehicles. The availability under our floor plan facilities is not limited, with the exception of an $18.0 million limitation in aggregate borrowings for the purchase of Chrysler, Dodge and Jeep new vehicle inventory and a $30.0 million limitation in aggregate borrowings for the purchase of Hyundai, Kia, Audi, Porsche, Volkswagen, Land Rover and Jaguar new vehicle inventory.

Under the terms of our credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floorplan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $12.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness.

Subordinated Note Repurchases

As of December 31, 2009, we had $377.3 million in aggregate principal amount of subordinated notes outstanding. During the fourth quarter of 2009, we repurchased $7.3 million of our 3% Notes for a total cost of $6.4 million. We recorded a $0.1 million gain associated with the repurchase of these subordinated notes, net of the pro-rata write-off of $0.1 million of related unamortized debt issuance costs and $0.7 million of related unamortized discount associated with the 3% Notes, which is included in Gain (Loss) on Extinguishment of Long-Term Debt in the accompanying Consolidated Statements of Income (Loss).

        We may from time to time repurchase subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase subordinated notes will be dependent upon prevailing market conditions, our liquidity position, and other factors. On February 17, 2010, our Board of Directors authorized us to use up to an additional $30.0 million of cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from any asset sales during any given calendar year.

Covenants

We are subject to a number of financial covenants in our various debt and lease agreements, including those described below. Effective December 31, 2009, we obtained waivers for two of our stores associated with the violation of a store-level covenant under our master loan agreement with Wachovia (the “Wachovia Master Loan Agreement”). The violation of these store-level covenants did not have a material impact on our financial condition or operating performance. Other than these two store-level occurrences, we were in compliance with all of our financial covenants throughout 2009. Failure to satisfy any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable. For a more detailed description of the covenants contained in our various debt and lease agreements, refer to the “Long-Term Debt” footnote to our consolidated financial statements.

Our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility and certain of our mortgages and/or guarantees related to such mortgages include financial covenants with requirements as set forth in the table below (capitalized terms represent terms defined in the applicable agreements). In July 2009, we amended the BofA Revolving Credit Facility, which among other things, eliminated the total leverage ratio and reduced the fixed charge coverage ratio from 1.20 to 1.00 to 1.10 to 1.00 for each four fiscal quarter period ending on or before September 30, 2010. At our option and with 30 days’ written notice, the indebtedness limitation, as described above and total leverage ratio may be reinstated at any time after April 30, 2010, to the terms as set forth in the BofA Revolving Credit Facility prior to the July 2009 amendment.

	Requirement	December 31, 2009	Pass / Fail
Current Ratio	> 1.20 to 1	1.57	Pass
Fixed Charge Coverage Ratio	> 1.10 to 1	1.53	Pass
Consolidated Total Senior Leverage Ratio	< 3.00 to 1	1.61	Pass

Our guarantees under the Wachovia Master Loan Agreement include certain financial covenants with requirements as set forth in the table below (capitalized terms represent terms defined in the agreements). In May 2009, we amended the Wachovia Master Loan Agreement, which among other things, eliminated the requirement that we comply with the total leverage ratio and imposed significant additional limitations on our ability to incur new indebtedness. At our option and with 30 days’ written notice, the indebtedness limitation, as described above and total leverage ratio may be reinstated to the terms as set forth in the Wachovia Master Loan Agreement prior to the May 2009 amendment.

	Requirement	December 31, 2009	Pass / Fail
Current Ratio	> 1.20 to 1	1.57	Pass
Fixed Charge Coverage Ratio	> 1.20 to 1	1.64	Pass
Adjusted Net Worth	> $350.0 million	$625.0 million	Pass

Certain of our lease agreements include financial covenants with the requirements in the table below (capitalized terms represent terms defined in the applicable agreements) and incorporate by reference the financial covenants set forth in the BofA Revolving Credit Facility. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (b) eviction from the premises; and (c) the landlord would have a claim for any or all of the following: (i) damages suffered by landlord by reason of the default, equal to rent and other amounts payable by tenant under the lease prior to the default plus other fees and costs incurred by landlord; and (ii) additional damages, either payable monthly in an amount equal to the rent due under the lease less the amount of rent, if any, received by landlord from a substitute tenant, or payable in a lump sum equal to the present value of the sum of the amount by which all remaining sums due under the lease exceeds the fair market rental value of the premises for the same period, plus landlord’s expense and value of all vacancy periods projected by landlord to be incurred in connection with reletting the premises.

	Requirement	December 31, 2009	Pass / Fail
Current Ratio	> 1.20 to 1	1.63	Pass
EBITDAR Ratio	> 1.50 to 1	2.00	Pass

Share Repurchase and Dividends

We repurchased 26,711 shares of our common stock for $0.1 million from employees in connection with a net share settlement feature of employee share-based awards during 2009.

Contractual Obligations

As of December 31, 2009, we had the following contractual obligations (in millions):

	Payments due by period
	2010	2011	2012	2013	2014	Thereafter	Total
Floor plan notes payable(a)	$441.6	$—	$—	$—	$—	$—	$441.6
Operating leases	40.9	40.2	38.9	35.9	30.6	152.0	338.5

Long-term debt (b)	9.0	30.5	62.5	109.1	180.3	155.8	547.2
Interest on long-term debt(c)	33.2	32.3	30.7	27.7	14.6	24.6	163.1
Deferred compensation obligations	—	—	—	—	—	7.6	7.6
Employee compensation obligations	0.3	—	—	—	—	—	0.3

Total	$525.0	$103.0	$132.1	$172.7	$225.5	$340.0	$1,498.3

(a)	Includes $6.9 million classified as liabilities associated with assets held for sale
(b)	Does not include $4.5 million of fair value hedge which reduces the book value of our 8% Notes and $4.9 million unamortized discount that reduces the book value of our 3% Notes.
(c)	Includes variable interest calculated using an estimated LIBOR rate of 0.23%

As of December 31, 2009, we had a $1.8 million liability for unrecognized tax benefits. We have not included this amount in the table above as we are not able to determine with any certainty which year such liability would be paid.

Cash Flow

Classification of Cash Flows Associated with Floor Plan Notes Payable

Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the entity from which we purchase a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as “floor plan notes payable—non-trade”), are classified as financing activities on the accompanying Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the entity from which we purchase new vehicles (collectively referred to as “floor plan notes payable – trade”) is classified as an operating activity on the accompanying Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the entity from which we purchased the related inventory, while the latter are cash flows related to amounts payable to a lender not affiliated with the entity from which we purchased the related inventory.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan lenders require amounts borrowed for the purchase of a vehicle to be repaid within a specified time period after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors ( i.e. , if our competitors have a different mix of trade and non-trade floor plan as compared to us). In addition, we include all floor plan borrowings and repayments in our internal operating cash flow forecasts. As a result, we use the non-GAAP measure “cash provided by operating activities, as adjusted” to compare our results to forecasts. We believe that by splitting the cash flows of floor plan notes payable between operating activities and financing activities while all new vehicle inventory activity is included in operating activities results in significantly different operating cash flow than when all the cash flows of floor plan notes payable are classified together in operating activities.

Cash provided by operating activities, as adjusted, has material limitations. Cash provided by operating activities, as adjusted, includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the entity from which we purchase the related vehicle. In addition, cash provided by operating activities, as adjusted, may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these limitations we also review the related GAAP measures.

We have provided a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Year Ended December 31,
	2009	2008	2007
	(In millions)
Reconciliation of Cash provided by Operating Activities to Cash provided by Operating Activities, as adjusted
Cash provided by operating activities, as reported	$110.9	$529.2	$69.3
New vehicle floor plan (repayments)—non-trade, net	(55.8)	(354.7)	77.5
Floor plan notes payable—trade divestitures	10.2	5.9	—

Cash provided by operating activities, as adjusted	$65.3	$180.4	$146.8

Operating Activities—

Net cash provided by operating activities totaled $110.9 million, $529.2 million and $69.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash provided by operating activities, as adjusted, totaled $65.3 million, $180.4 million and $146.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash provided by operating activities, as adjusted, includes net (loss) income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory.

The $115.1 million decrease in our cash provided by operating activities, as adjusted, for the year ended December 31, 2009, compared to the year ended December 31, 2008, was primarily the result of the following:

•

$98.2 million primarily related to the significant decrease in accounts receivable and contracts-in-transit during 2008. The decrease during 2008 reflected a significant decline in our new vehicle business due to turmoil in the financial markets and more stringent lending standards from lenders; and

•

$61.0 million primarily related to the significant decrease in new vehicle inventory, net of the related floor plan notes payable, during 2008 as a result of the significant decline in our new vehicle business during 2008.

The decrease in our cash provided by operating activities, as adjusted, was partially offset by the following:

•	$30.6 million related to the decrease in accounts payable and accrued expenses as a result of decreased business activities due to the challenging economic environment; and

•	$13.3 million increase in net income adjusted for non-cash items.

Investing Activities—

Net cash provided by investing activities totaled $16.1 million for the year ended December 31, 2009. Net cash used by investing activities totaled $292.4 million and $154.9 million for the years ended December 31, 2008 and 2007, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sale of property and equipment.

Capital expenditures were $8.3 million, $69.3 million and $57.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our capital investments currently consist primarily of upgrades to our existing facilities and equipment purchases. We received $1.8 million and $11.4 million in construction reimbursements from lessors in connection with sale-leaseback agreements during 2008 and 2007, respectively. We expect that capital expenditures during 2010 will total approximately $25.0 million.

Investments in acquisitions totaled $41.9 million for one franchise and $117.1 million for nine franchises during the years ended December 31, 2008 and 2007, respectively. We did not complete any acquisitions during 2009. In addition, we invested $207.9 million for the purchase of previously leased real estate during 2008.

Proceeds from the sale of assets totaled $25.1 million, $25.4 million and $11.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in the proceeds from the sale of assets for the years ended December 31, 2009, 2008 and 2007, were $14.9 million, $10.4 million and $5.7 million, respectively, associated with the sale of inventory in connection with the sale of four franchises (three dealership locations), thirteen franchises (seven dealership locations), and twelve franchises (seven dealership locations), respectively. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest certain dealerships.

Financing Activities—

Net cash used in financing activities totaled $133.9 million and $198.6 million during 2009 and 2008, respectively. Net cash provided by financing activities totaled $9.8 million during 2007.

Proceeds from borrowings totaled $0.9 million, $302.8 million and $283.3 million, for the years ended December 31, 2009, 2008 and 2007, respectively. Repayments of borrowings totaled $76.3 million, $126.1 million and $277.8 million, respectively. The proceeds from borrowings during 2009 and 2008 were primarily related to mortgage borrowings for the costs associated with completing the construction of a dealership facility and the purchases of previously leased real estate, respectively. The repayments during 2009 and 2008 were primarily related to credit facility borrowings for general corporate purposes as well as the repayment of a portion of our 3% Notes. The proceeds from borrowing and repayments of borrowings during 2007 were primarily related to the refinancing of our long-term debt.

During 2009 and 2008, we paid $2.2 million and $2.9 million, respectively, of debt issuance costs associated with the BofA Revolving Credit Facility and JPMorgan Chase Used Vehicle Floor Plan Facility. During 2007, we paid debt issuance costs of $7.9 million in connection with the issuance of our 3% Notes and 7.625% Notes.

During 2007, in connection with the issuance of our 3% Notes, we paid $19.3 million for a convertible bond hedge and sold warrants to purchase shares of our common stock at an initial price of $45.09 per share for proceeds of $8.9 million.

We borrowed $7.6 million and $27.9 million, from our Floor Plan Facilities for the purchase of inventory in connection with one and seven dealership acquisitions during 2008 and 2007, respectively. We repaid $2.9 million, $2.8 million and $5.4 million of non-trade floor plan notes payable associated with sale of three, six and two dealerships during 2009, 2008 and 2007, respectively.

In 2009, we paid no dividends. During 2008, we paid dividends totaling $21.5 million, and during 2007 we paid $27.7 million of dividends and repurchased 2.3 million shares of our common stock for a total of $57.1 million.

During 2009, 2008 and 2007, we received proceeds from the exercise of stock options totaling $1.4 million, $0.2 million and $3.3 million, respectively, and repurchased $0.1 million, $1.2 million and $0.8 million of common stock from employees in connection with the net share settlement of employee share-based awards, respectively.

Pending Acquisitions and Divestitures

As of December 31, 2009, two franchises (two dealership locations) were pending disposition. Assets associated with pending dispositions totaled $12.8 million as of December 31, 2009. Liabilities associated with pending dispositions totaled $6.9 million as of December 31, 2009.

Assets and liabilities held for sale also includes real estate not currently used in our operations that we currently intend to sell totaling $17.5 million as of December 31, 2009.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 8% Notes, our 7.625% Notes, and the agreements governing our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. Such limits are calculated by adding 50% of cumulative net income or subtracting 100% of cumulative net losses (the “Cumulative Net Income Basket”); however, under our most restrictive covenant we may spend $15.0 million in addition to amounts provided by the Cumulative Net Income Basket to repurchase common stock or pay dividends. As of December 31, 2009, our ability to repurchase common stock or pay dividends was limited to $2.3 million under our most restrictive covenant. In addition, notwithstanding the limitations mentioned above, we may spend up to $2.0 million per year to repurchase common stock.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the years presented other than those disclosed in Notes 20 and 21 of our accompanying consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual amounts could differ from those estimates. On an ongoing basis, management evaluates its estimates and assumptions and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting estimates described below are those that require management judgments, and therefore are critical to understanding our results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of our board of directors.

Impairment of Long-Lived Assets

We identified potential impairment indicators related to certain of our real estate, after giving consideration to the likelihood that certain facilities would not be sold or used by a prospective buyer as an automobile dealership operation given current market conditions. We reviewed the carrying value of such assets compared to estimates of fair market values determined by third-party appraisal and brokers’ opinions of value. Accordingly, we recorded a $5.5 million non-cash impairment of certain property and equipment during 2009.

F&I Chargeback Reserve—

We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a customer prepays or defaults on a retail sales contract or cancels an insurance or warranty contract. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally range between 6% and 25%. Our F&I chargebacks from continuing operations for the twelve months ended December 31, 2009, 2008 and 2007 were $12.4 million, $17.7 million, and $20.8 million, respectively. Our chargeback reserves were $13.2 million and $15.2 million as of December 31, 2009 and December 31, 2008, respectively. Total chargebacks as a percentage of F&I revenue for the twelve months ended December 31, 2009 and 2008, were 14%. A 1% change in our estimate for all our products would have changed our finance and insurance, net by approximately $1.0 million.

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

Our used light vehicle loss histories have indicated that our losses range between 2% and 6% of our used light vehicle inventory. Our used light vehicle losses for the twelve months ended December 31, 2009, 2008 and 2007 were $9.6 million, $16.0 million and $14.7 million, respectively. As of December 31, 2009, our used light vehicle loss reserve was $2.3 million, or 3.6% of used light vehicle inventory. As of December 31, 2008, our used light vehicle loss reserve was $3.1 million, or 5.7% of used light vehicle inventory. As of December 31, 2009, each 1% change in our estimate would change our used light vehicle reserve approximately $0.6 million.

Insurance Reserves—

We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers, such as account administrators and actuaries, to help us accumulate and assess this information. As of December 31, 2009 and December 31, 2008, we had $12.7 million and $10.6 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Insurance losses for the twelve months ended December 31, 2009, 2008 and 2007, totaled $23.1 million, $23.3 million and $22.7 million, respectively.

Notes Receivable Reserves—

As of December 31, 2009 and 2008, we had outstanding notes receivable from consumer loans of $8.0 million and $16.0 million, respectively. Beginning in 2009, we discontinued issuing new consumer loans and began managing the wind-down of the existing portfolio. These notes had initial terms ranging from 12 to 48 months, with the majority being 48 months and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. Our loss histories indicate our future credit losses will be approximately 35% of notes receivable. Our credit losses for the years ended December 31, 2009 and 2008 were $2.8 million and $1.4 million, respectively. Our allowance for credit losses was $2.8 million and $2.9 million as of December 31, 2009 and 2008, respectively. A 1% change in our estimate of notes receivable losses during 2009 would change our Finance and Insurance, net by approximately $0.1 million.

RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

The following operating performance measure cash provided by operating activities, as adjusted is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as cash provided by operating activities. This non-GAAP operating performance measure has material limitations and as a result should be evaluated in conjunction with the directly comparable GAAP measure. For example, this non-GAAP measure is not defined by GAAP and our definition of the measure may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Other limitations are discussed below. In order to compensate for these limitations, we also review the related GAAP measures. Investors should not consider the non-GAAP measures in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Cash provided by operating activities, as adjusted

Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the entity from which we purchase a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as “floor plan notes payable—non-trade”), are classified as financing activities on the accompanying Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the entity from which we purchase new vehicles (collectively referred to as “floor plan notes payable—trade”) is classified as an operating activity on the accompanying Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are cash flows related to amounts payable to a lender affiliated with the entity from which we purchased the related inventory, while the latter are cash flows related to amounts payable to a lender not affiliated with the entity from which we purchased the related inventory.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan lenders require amounts borrowed for the purchase of a vehicle to be repaid within a specified period after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan as compared to us). In addition, we include all floor plan borrowings and repayments in our internal operating cash flow forecasts. As a result, we use the non-GAAP measure “cash provided by operating activities, as adjusted” to compare our results to forecasts. We believe that by splitting the cash flows of floor plan notes payable between operating activities and financing activities while all new vehicle inventory activity is included in operating activities results in significantly different operating cash flow than when all the cash flows of floor plan notes payable are classified together in operating activities.

Cash provided by operating activities, as adjusted, has material limitations. Cash provided by operating activities, as adjusted, includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the entity from which we purchase the related vehicle. In addition, cash provided by operating activities, as adjusted, may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these limitations we also review the related GAAP measures.

We have provided a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Year Ended December 31,
	2009	2008	2007
	(In millions)
Reconciliation of Cash provided by Operating Activities to Cash provided by Operating Activities, as adjusted
Cash provided by operating activities, as reported	$110.9	$529.2	$69.3
New vehicle floor plan (repayments)—non-trade, net	(55.8)	(354.7)	77.5
Floor plan notes payable—trade divestitures	10.2	5.9	—

Cash provided by operating activities, as adjusted	$65.3	$180.4	$146.8

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $472.9 million of total variable rate debt (including floor plan notes payable) outstanding as of December 31, 2009, a 1% change in interest rates would result in a change of approximately $4.7 million to our annual other interest expense.

We received $11.7 million of interest credit assistance from certain automobile manufacturers during the twelve months ended December 31, 2009. Interest credit assistance reduced cost of sales (including amounts classified as discontinuing operations) for the twelve months ended December 31, 2009, by $16.1 million and reduced new vehicle inventory by $3.7 million and $8.1 million as of December 31, 2009 and December 31, 2008, respectively. Although we can provide no assurance as to the amount of future floor plan credits, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.

Hedging Risk—

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

We have a separate interest rate swap with a current notional principal amount of $12.2 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. The notional value of this swap is reduced over its term. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

Information about the effect of derivative instruments on the accompanying Consolidated Statement of Income for the year ended December 31, 2009 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(5.3)	Floor plan interest expense	$(4.6)	$—	$—	NA

Interest rate swaps	$(0.3)	Other interest expense	$(0.5)	$—	$—	NA

Interest rate swaps	NA	Floor plan interest expense	NA	$(0.4)	$—	NA

Information about the effect of derivative instruments on the Consolidated Statement of Loss for the year ended December 31, 2008 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(9.0)	Floor plan interest expense	$(3.6)	$(0.7)	$—	Floor plan interest expense
Interest rate swaps	$(0.5)	Other interest expense	$(0.2)	$—	$—	Other interest expense

On the basis of yield curve conditions as of December 31, 2009, we anticipate that the amount expected to be reclassified out of Accumulated Other Comprehensive Income (“AOCI”) into earnings in the next 12 calendar months will be a loss of $4.7 million. However, this anticipated $4.7 million loss relates to hedging activity that fixes the interest rates on only 23% of our variable rate debt, including floor plan notes payable and, therefore, if the current low interest rate environment continues we believe we would experience a benefit from such interest rates on 77% of our variable rate debt.

Fair Values of Derivative Instruments on the accompanying Consolidated Balance Sheet as of December 31, 2009 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$8.1
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.3

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of December 31, 2008 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$7.4

Fair value estimates reflect making a credit adjustment to the discount rate applied to all expected cash flows under the swap. Other than that assumption, all other inputs reflect level 2 inputs.

Market Risk Disclosures as of December 31, 2009:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(7.8)
Interest Rate Swap*	$12.2	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.6)

Market Risk Disclosures as of December 31, 2008:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(6.8)
Interest Rate Swap*	$12.9	4.3300%	1 month LIBOR	2011	$(0.6)

*	This swap is amortizing. Immediately prior to maturity, its notional value will be $11.3 million.

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

We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of December 31, 2009, the strike price was $44.74 as a result of certain dividend payments. Under the terms of the warrant transactions we are required to issue shares of our common stock to the Counterparties in the event of a conversion of our 3% Notes at a strike price above $33.73.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of

Asbury Automotive Group, Inc.

We have audited the accompanying consolidated balance sheet of Asbury Automotive Group, Inc. as of December 31, 2009, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asbury Automotive Group, Inc. at December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Codification (“ASC”) paragraph 47-20-15 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

Asbury Automotive Group, Inc.

We have audited Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Asbury Automotive Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Asbury Automotive Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Asbury Automotive Group, Inc. as of December 31, 2009 and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Asbury Automotive Group, Inc.

Duluth, GA

We have audited the accompanying consolidated balance sheet of Asbury Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asbury Automotive Group, Inc and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated 2008 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, there is uncertainty that the Company will remain in compliance with certain debt covenants throughout 2009. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted accounting principles relating to the accounting for uncertainty in income taxes.

As discussed in Note 2 to the consolidated financial statements, the financial statements referred to above have been retrospectively adjusted for the change in method of accounting for debt with conversion and other options. Also, as discussed in Note 2 to the consolidated financial statements, the accompanying 2008 and 2007 financial statements have been retrospectively adjusted for discontinued operations.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 16, 2009

(March 1, 2010 as to the 2008 and 2007 retrospective adjustments relating to discontinued operations and the accounting for debt with conversion and other options discussed in Note 2)

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84.7	$91.6
Contracts-in-transit	61.8	63.8
Accounts receivable (net of allowance of $0.8 and $0.9, respectively)	79.0	82.2
Inventories	499.7	666.6
Deferred income taxes	8.6	10.9
Assets held for sale	30.3	50.4
Other current assets	51.5	54.2

Total current assets	815.6	1,019.7
PROPERTY AND EQUIPMENT, net	449.1	476.7
DEFERRED INCOME TAXES, net of current portion	84.4	99.9
OTHER LONG-TERM ASSETS	51.8	54.5

Total assets	$1,400.9	$1,650.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$357.7	$478.2
Floor plan notes payable—non-trade	77.0	134.6
Current maturities of long-term debt	9.0	58.8
Accounts payable and accrued liabilities	148.2	151.3
Liabilities associated with assets held for sale	6.9	31.6

Total current liabilities	598.8	854.5
LONG-TERM DEBT	528.8	540.9
OTHER LONG-TERM LIABILITIES	29.7	28.8
COMMITMENTS AND CONTINGENCIES (Notes 20 and 21)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized 37,200,557 and 36,711,885 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	457.3	453.5
Accumulated deficit	(133.8)	(147.2)
Treasury stock, at cost; 4,770,224 and 4,760,218 shares respectively	(74.6)	(74.5)
Accumulated other comprehensive loss	(5.7)	(5.6)

Total shareholders’ equity	243.6	226.6

Total liabilities and shareholders’ equity	$1,400.9	$1,650.8

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
REVENUES:
New vehicle	$2,014.0	$2,585.8	$3,085.9
Used vehicle	923.7	1,033.5	1,300.9
Parts and service	622.1	653.0	622.0
Finance and insurance, net	90.8	130.5	146.1

Total revenues	3,650.6	4,402.8	5,154.9
COST OF SALES:
New vehicle	1,877.6	2,412.0	2,864.2
Used vehicle	847.8	946.7	1,188.2
Parts and service	312.2	323.5	303.0

Total cost of sales	3,037.6	3,682.2	4,355.4

GROSS PROFIT	613.0	720.6	799.5
OPERATING EXPENSES:
Selling, general and administrative	494.7	581.5	614.3
Depreciation and amortization	23.5	22.3	19.6
Impairment expenses	—	528.7	—
Other operating (income) expense, net	(1.5)	1.3	1.0

Income from operations	96.3	(413.2)	164.6
OTHER INCOME (EXPENSE):
Floor plan interest expense	(18.0)	(28.9)	(37.8)
Other interest expense	(38.2)	(40.0)	(38.8)
Convertible debt discount amortization	(1.8)	(3.0)	(2.4)
Interest income	0.2	1.5	4.3
Gain (loss) on extinguishment of long-term debt, net	0.1	26.2	(18.5)

Total other expense, net	(57.7)	(44.2)	(93.2)

Income (loss) before income taxes	38.6	(457.4)	71.4
INCOME TAX EXPENSE (BENEFIT)	14.4	(134.0)	25.5

INCOME (LOSS) FROM CONTINUING OPERATIONS	24.2	(323.4)	45.9
DISCONTINUED OPERATIONS, net of tax	(10.8)	(20.3)	3.6

NET INCOME (LOSS)	$13.4	$(343.7)	$49.5

EARNINGS (LOSS) PER COMMON SHARE:
Basic—
Continuing operations	$0.76	$(10.20)	$1.41
Discontinued operations	(0.34)	(0.64)	0.11

Net income (loss)	$0.42	$(10.84)	$1.52

Diluted—
Continuing operations	$0.74	$(10.20)	$1.38
Discontinued operations	(0.33)	(0.64)	0.11

Net income (loss)	$0.41	$(10.84)	$1.49

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32.0	31.7	32.5
Stock options	0.5	*	0.4
Restricted stock	0.3	*	—
Performance share units	0.1	*	0.4

Diluted	32.9	31.7	33.3

*	Common stock equivalents were not included in the calculation of diluted net loss per common share as the effect would have been anti-dilutive.

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2006	35,071,401	$0.3	$431.9	$196.4	1,536,706	$(14.6)	$(2.1)	$611.9
Comprehensive Income:

Net income	—	—	—	49.5	—	—	—	49.5
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.7 tax benefit	—	—	—	—	—	—	(1.1)	(1.1)
Amortization of terminated cash flow swaps, net of $(0.3) tax expense	—	—	—	—	—	—	0.6	0.6

Comprehensive income	—	—	—	49.5	—	—	(0.5)	49.0

Dividends	—	—	—	(28.0)	—	—	—	(28.0)
Share-based compensation	—	—	5.9	—	—	—	—	5.9
Issuance of common stock in connection with share-based payment arrangements, including $1.7 tax benefit	1,187,560	—	5.7	—	—	—	—	5.7
Repurchases of common stock associated with net share settlement of employee share-based awards	—	—	—	—	820,555	(1.6)	—	(1.6)
Purchases of treasury shares	—	—	—	—	2,320,000	(57.1)	—	(57.1)
Purchase of equity call options	—	—	(19.3)	—	—	—	—	(19.3)
Issuance of 3% convertible notes due 2012	—	—	19.3	—	—	—	—	19.3
Deferred tax liability associated with 3% convertible notes due 2012	—	—	(7.5)	—	—	—	—	(7.5)
Pro rata portion of issuance costs associated with 3% convertible notes due 2012	—	—	(0.7)	—	—	—	—	(0.7)
Sale of equity warrants	—	—	8.9	—	—	—	—	8.9
Deferred income tax benefit associated with equity call option	—	—	7.3	—	—	—	—	7.3

Balances, December 31, 2007	36,258,961	$0.3	$451.5	$217.9	4,677,261	$(73.3)	$(2.6)	$593.8
Comprehensive Income:

Net loss	—	—	—	(343.7)	—	—	—	(343.7)
Change in fair value of cash flow swaps, net of reclassification adjustment and $2.3 tax benefit	—	—	—	—	—	—	(3.4)	(3.4)
Amortization of terminated cash flow swaps, net of $(0.3) tax expense	—	—	—	—	—	—	0.4	0.4

Comprehensive loss	—	—	—	(343.7)	—	—	(3.0)	(346.7)

Dividends	—	—	—	(21.4)	—	—	—	(21.4)
Share-based compensation	—	—	1.9	—	—	—	—	1.9
Issuance of common stock in connection with share-based payment arrangements, including $(0.1) tax benefit	452,924	0.1	0.1	—	—	—	—	0.2
Repurchases of common stock associated with net share settlement of employee share-based awards	—	—	—	—	82,957	(1.2)	—	(1.2)

Balances, December 31, 2008	36,711,885	$0.4	$453.5	$(147.2)	4,760,218	$(74.5)	$(5.6)	$226.6

Comprehensive Income:

Net income	—	—	—	13.4	—	—	—	13.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.3 tax benefit	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of terminated cash flow swaps, net of $(0.2) tax expense	—	—	—	—	—	—	0.4	0.4

Comprehensive income	—	—	—	13.4	—	—	(0.1)	13.3

Share-based compensation	—	—	2.8	—	—	—	—	2.8
Issuance of common stock in connection with share-based payment arrangements, including $0.4 tax deficit	488,672	—	1.0	—	10,006	(0.1)	—	0.9

Balances, December 31, 2009	37,200,557	$0.4	$457.3	$(133.8)	4,770,224	$(74.6)	$(5.7)	$243.6

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$13.4	$(343.7)	$49.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	23.5	22.3	19.6
Stock-based compensation	2.8	1.9	5.9
Deferred income taxes	18.2	(159.4)	6.0
(Gain) loss on extinguishment of long-term debt	(0.1)	(26.2)	18.5
Loaner vehicle amortization	7.4	8.5	7.0
Excess tax benefits from share-based payment arrangements	—	—	(1.7)
Impairment expenses	5.5	550.9	—
Other adjustments, net	9.1	12.2	13.5
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	2.0	52.3	9.9
Accounts receivable	(18.6)	30.7	14.4
Proceeds from the sale of accounts receivable	21.9	20.5	20.3
Inventories	206.8	137.4	59.8
Other current assets	(44.3)	(43.6)	(44.7)
Floor plan notes payable—trade	(124.0)	305.3	(120.5)
Floor plan notes payable—trade divestitures	(10.2)	(5.9)	—
Accounts payable and accrued liabilities	(4.6)	(35.2)	11.7
Other long-term assets and liabilities, net	2.1	1.2	0.1

Net cash provided by operating activities	110.9	529.2	69.3
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(8.3)	(69.3)	(57.2)
Construction reimbursements associated with sale-leaseback agreements	—	1.8	11.4
Acquisitions	—	(41.9)	(117.1)
Purchase of previously leased real estate	—	(207.9)	—
Proceeds from the sale of assets	25.1	25.4	11.7
Other investing activities	(0.7)	(0.5)	(3.7)

Net cash provided by (used in) investing activities	16.1	(292.4)	(154.9)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	329.6	2,028.8	2,736.1
Floor plan borrowings—acquisitions	—	7.6	27.9
Floor plan repayments—non-trade	(384.3)	(2,383.5)	(2,658.6)
Floor plan repayments—non-trade divestitures	(2.9)	(2.8)	(5.4)
Payments of dividends	—	(21.5)	(27.7)
Proceeds from borrowings	0.9	302.8	283.3
Repayments of borrowings	(76.3)	(126.1)	(277.8)
Payments of debt issuance costs	(2.2)	(2.9)	(7.9)
Proceeds from the sale of warrants	—	—	8.9
Purchase of equity call option	—	—	(19.3)
Purchases of treasury stock	—	—	(57.1)
Purchases of treasury stock associated with net share settlement of employee share-based awards	(0.1)	(1.2)	(0.8)
Proceeds from the sale of assets associated with sale-leaseback agreements	—	—	3.2
Excess tax benefits from share-based payment arrangements	—	—	1.7
Proceeds from the exercise of stock options	1.4	0.2	3.3

Net cash (used in) provided by financing activities	(133.9)	(198.6)	9.8

Net (decrease) increase in cash and cash equivalents	(6.9)	38.2	(75.8)
CASH AND CASH EQUIVALENTS, beginning of year	91.6	53.4	129.2

CASH AND CASH EQUIVALENTS, end of year	$84.7	$91.6	$53.4

See Note 19 for supplemental cash flow information

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(December 31, 2009, 2008 and 2007)

1.	DESCRIPTION OF BUSINESS

We are one of the largest automotive retailers in the United States, operating 106 franchises (81 dealership locations) in 21 metropolitan markets within 11 states as of December 31, 2009. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of December 31, 2009, we offered 37 domestic and foreign brands of new vehicles, including 7 heavy truck brands. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic and value brands. We also operate 25 collision repair centers that serve customers in our local markets.

Our retail network is made up of the following locally-branded dealership groups:

•	Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in Atlanta, Georgia;

•	McDavid dealerships operating in Texas;

•	North Point dealerships operating in Little Rock, Arkansas;

•	California dealerships operating in Los Angeles and Fresno;

•	Plaza dealerships operating in St. Louis, Missouri; and

•	Gray-Daniels dealerships operating in Jackson, Mississippi.

The automotive retail market declined significantly in 2008, particularly in the fourth quarter, reflecting the impact of weak economic conditions in the U.S. and globally, including turmoil in the credit markets, broad declines in the equity markets, consumer confidence, rising unemployment and continued weakness in the housing market. The effects of these conditions continued through 2009, as the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S., which was over 16.0 million from 1999 to 2007, decreased to approximately 13.2 million in 2008 and 10.4 million in 2009. During the past two years, more stringent lending standards for automotive financing and certain manufacturers’ decisions to reduce support of customer leasing programs have limited some customers’ ability to purchase or otherwise acquire vehicles.

In the third quarter of 2009, the federal government’s Car Allowance Rebate System (“CARS”) program, otherwise known as “Cash for Clunkers,” provided consumers a rebate of between $3,500 and $4,500 if they traded in an eligible vehicle in connection with the purchase of a more fuel efficient new vehicle. The U.S. Department of Transportation estimated that this program led to the sale of nearly 700,000 new vehicles during July and August 2009, and the U.S. new vehicle retail SAAR reached 14.1 million in August 2009. We sold approximately 3,300 new vehicles as part of the CARS program, and we believe the attention that this program created increased traffic at our stores and led to additional new and used vehicle sales that were not part of the CARS program. In September 2009, after the expiration of the Cash for Clunkers program, the U.S. new vehicle SAAR was 9.2 million.

Our heavy truck business continued to be adversely impacted by the unfavorable economic conditions, particularly in the home building and construction markets. For example, Class 8 truck sales in the United States have declined approximately 40% over the last two years. In the fourth quarter of 2009, our new heavy truck revenues declined 33% compared to the prior period and, on a pre-tax basis, our heavy truck business lost $1.6 million in the fourth quarter, driven primarily by inventory losses. Our heavy truck business generated a pre-tax loss of $1.8 million in 2009, compared to a $3.5 million pre-tax profit in 2008.

We expect the U.S. automotive retail market will experience a modest recovery in 2010, as we believe that the majority of automotive manufacturers have stabilized production levels in response to the economic slowdown and will focus on using a combination of vehicle pricing and financing incentive programs to increase demand in 2010, although no assurance can be provided in this regard. Additionally, we anticipate that mid-line import brands, which comprised approximately 49% of our light vehicle revenues in 2009, will continue to increase their share of the U.S. market, and that luxury brands, which comprised approximately 36% of our light vehicle revenues in 2009, will maintain a strong presence in the market.

MANAGEMENT’S RESPONSE TO THE CURRENT ECONOMIC ENVIRONMENT

In response to the weakening U.S. automotive retail environment, we took a number of actions designed to reduce our overhead and more closely align the expense structure of our dealerships to current business levels. These actions, which were initiated during the third quarter of 2008 and continued though 2009, included the relocation of our corporate offices, the elimination of our regional management structure and the implementation of store-level productivity initiatives. During 2009, we incurred pre-tax costs of approximately $4.1 million associated with our restructuring plans. We expect to receive the full recurring cost-saving benefits of our relocation and restructuring beginning in 2010. Our restructuring plans, store-level productivity initiatives and variable cost structure reduced same store operating expense by $88.0 million (15%) in 2009 as compared to 2008.

Since the beginning of the fourth quarter of 2008, we have eliminated our dividend payments, significantly reduced our capital expenditure plans, generated $12.9 million in net proceeds from the sale of assets and paid down $84.0 million (13%) of our non-floor plan debt, excluding repayments of amounts outstanding under our revolving credit facilities. During 2009, we increased our threshold for acquisition targets and, for the foreseeable future, expect that we will consider targeting potential acquisitions to the extent we expect them to meet our current return on investment thresholds. Also during this period, we have focused on improving our working capital by (i) increasing our floor plan notes payable related to our loaner vehicles and new vehicles obtained from third-party dealerships, (ii) continuing to lower our new and used inventory balances and (iii) improving our collection of contracts-in-transit and accounts receivable. By the end of 2009, we completed the centralization of our payroll processing.

We are also currently engaged in numerous additional store-level productivity initiatives, including (i) the transition to one common dealership management system and (ii) the consolidation of certain dealership accounting functions. We believe that our current liquidity position, our operating cash flow and plans for adhering to a disciplined capital spending budget will enable us to support our operations as well as the initiatives mentioned above.

We are subject to a number of financial covenants in our various debt and lease agreements. As of December 31, 2008, there was uncertainty as to whether we would be able to remain in compliance with such covenants. Our previous independent registered public accounting firm included an explanatory paragraph in its audit report for our 2008 consolidated financial statements that indicated there was uncertainty that we would remain in compliance with certain covenants in our debt agreements, and that this uncertainty raised substantial doubt about our ability to continue as a going concern. The inclusion of this explanatory paragraph in the prior year audit report constituted a default under our revolving credit facility with Bank of America, N.A. (“Bank of America”), as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”), our revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”) and our new vehicle floor plan facility with General Motors Acceptance Corporation. As of March 12, 2009, we had received waivers from all of our associated lending partners with respect to these defaults and, as a result, we were in compliance with the covenants contained in these borrowing facilities.

In 2009, we modified certain of those covenants in a manner which in turn reduced the level of cash flow from operations necessary to remain in compliance with those covenants. In connection therewith, we agreed to (i) a reduction in total credit commitments, (ii) additional restrictions on new indebtedness and (iii) an increase in the interest rates on outstanding borrowings. See “Long-Term Debt” footnote for further discussion of our debt agreements and the credit agreement amendments. Effective December 31, 2009, we obtained waivers for two of our stores associated with the violation of a store-level covenant under the Wachovia Master Loan Agreement (as defined below). The violation of these store-level covenants did not have a material impact on our financial condition or operating performance. Other than these two store-level occurrences, we have been in compliance with all of our financial covenants throughout 2009.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, reserves for insurance programs, reserves for certain legal proceedings, realization of deferred tax assets and reserves for estimated tax liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market accounts and short-term certificates of deposit which have maturity dates of less than 90 days when purchased.

Contracts-In-Transit

Contracts-in-transit represent receivables from unrelated finance companies for the portion of the vehicle purchase price financed by customers through sources arranged by us. Amounts due from contracts-in-transit are generally collected within the first two weeks following the sale of the related vehicles.

Inventories

Inventories are stated at the lower of cost or market. We use the specific identification method to value vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific vehicles where cost basis exceeds market value. In assessing the lower of cost or market for new and used vehicles, we consider (i) the aging of new and used vehicles, (ii) loss histories of new and used vehicles, (iii) the timing of annual and model changeovers of new vehicles and (iv) then-current market conditions. Our new vehicle loss histories have indicated that our losses range between 1% and 3% of our new vehicle inventory greater than 300 days old. Our used vehicle loss histories have indicated that our losses range between 2% and 6% of our total used vehicle inventory.

Additionally, we receive assistance from certain automobile manufacturers in the form of advertising and interest credits. Manufacturer advertising credits that are reimbursements of costs associated with specific advertising programs are recognized as a reduction of advertising expense in the period they are earned. All other manufacturer advertising and interest credits are accounted for as purchase discounts and are recorded as a reduction of inventory and recognized as a reduction to New Vehicle Cost of Sales in the accompanying Consolidated Statements of Income (Loss) in the period the related vehicle is sold.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Depreciation is included in Depreciation and Amortization and Discontinued Operations, net of tax, on the accompanying Consolidated Statements of Income (Loss). Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the useful life of the related asset. The range of estimated useful lives is as follows (in years):

Buildings and improvements	10-40
Machinery and equipment	5-10
Furniture and fixtures	3-10
Company vehicles	3-5

Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of such assets, are expensed as incurred.

We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected to result from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate any impairment, to be the excess of the carrying amount over the fair market value and the impairment loss would be charged to operations in the period identified. As a result of impairment tests conducted in the fourth quarters of 2009 and 2008, we recorded impairments of certain of our property and equipment in those periods (see Note 9).

We capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and is depreciated over the estimated useful lives of the assets.

Acquisitions

Acquisitions are accounted for under the purchase method of accounting and the assets acquired and liabilities assumed are recorded at their fair value as of the acquisition dates. The operations of the acquired dealerships are included in the accompanying Consolidated Statements of Income (Loss) commencing on the date of acquisition.

Goodwill and Other Intangible Assets

Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and the fact that all components are economically similar, we qualify as a single reporting unit for purposes of testing goodwill for impairment. Our dealership general managers are responsible for customer-facing activities, including inventory management, advertising and personnel decisions, and have the flexibility to respond to local market conditions. The corporate management team is generally responsible for infrastructure and strategy decisions.

The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing our manufacturer franchise rights expire, we expect to renew those agreements in the ordinary course of business. Due to the fact that manufacturer franchise rights are specific to each dealership, we have determined that the dealership is the reporting unit for purposes of testing franchise rights for impairment.

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

Due to economic conditions in the fourth quarter of 2008 and the resulting impact on the automotive retail industry, we performed an additional impairment test as of December 31, 2008 and recorded an impairment charge related to goodwill and other intangible assets (see Note 9), the results of which included a goodwill net book value of zero as of December 31, 2008. We completed our annual intangible impairment tests as of October 1, 2009. No impairment of other intangible assets was recognized as a result of such tests.

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

The effective portion of the gain or loss on our “cash flow” hedges are reported as a component of accumulated other comprehensive loss and reclassified to interest expense in the accompanying Consolidated Statements of Income (Loss) in the same period during which the hedged transaction affects earnings.

Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which have the exact same critical terms of the defined hedged items. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Consolidated Statements of Income (Loss).

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

Revenue Recognition

Revenue from the sale of new and used vehicles (which excludes sales tax) is recognized upon delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts, service and collision repair (which excludes sales tax) is recognized upon delivery of parts to the customer or at the time vehicle service or repair work is completed. Manufacturer incentives and rebates, including manufacturer holdbacks, floor plan interest assistance and certain advertising assistance, are recognized as a component of new vehicle cost of sales when earned, generally at the time the related vehicles are sold.

We receive commissions from third-party lending and insurance institutions for arranging customer financing and for the sale of vehicle service contracts, credit life insurance and disability insurance to customers, and other insurance offerings (collectively “F&I”). We may be charged back (“chargebacks”) for F&I commissions in the event a contract is prepaid, in default or terminated. F&I commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks are established based on historical operating results and the termination provisions of the applicable contracts. F&I commissions, net of estimated chargebacks, are included in Finance and Insurance, net in the accompanying Consolidated Statements of Income (Loss).

Internal Profit

Revenues and expenses associated with the internal work performed by our parts and service departments on new and used vehicles are eliminated in consolidation. The gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales on the accompanying Consolidated Statements of Income (Loss). The costs incurred by our new and used departments for work performed by our parts and service departments is included in either New Vehicle Cost of Sales or Used Vehicle Cost of Sales on the accompanying Consolidated Statements of Income (Loss), depending on the classification of the vehicle serviced. We maintain an internal profit reserve for internal profit on vehicles that have not been sold.

Share-Based Compensation

We record share-based compensation expense under the fair value method on a straight-line basis over the vesting period. We began recording share-based compensation expense using this method effective January 2006 under the modified prospective transition method.

Earnings (Loss) per Common Share

Basic earnings per share is computed for all periods presented by dividing net income by our weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. There were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2.4 million and 4.9 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares, the premium received for selling the warrants was recorded as an increase to additional paid in capital, together with any cash received upon exercise. In addition, our 3% Notes are convertible into our common stock at a current conversion rate equal to $33.73 per share. The shares issuable upon exercise of warrants and 3% Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share, because their inclusion would be anti-dilutive. In addition, common stock equivalents of approximately 1.9 million shares for the year ended December 31, 2008, were not included in the calculation of diluted net loss per common share as the effects would have been anti-dilutive.

Advertising

We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts. Advertising expense from continuing operations totaled $27.4 million, $40.4 million and $43.1 million for the years ended December 31, 2009, 2008 and 2007, net of earned advertising credits and volume discounts of $3.3 million, $4.6 million and $5.8 million, respectively, and is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income (Loss).

Income Taxes

We use the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. On January 1, 2007, we adopted a new accounting standard, the application of which had no impact on our Shareholders’ Equity. Additionally, we did not record a cumulative effect adjustment related to the adoption of this standard. As a result of this adoption, we record liabilities for unrecognized tax benefits.

Discontinued Operations

Certain amounts reflected in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008, have been classified as Assets Held for Sale or Liabilities Associated with Assets Held for Sale, to the extent that they were held for sale (or associated with assets held for sale) at each balance sheet date. Amounts in the accompanying Consolidated Statements of Income (Loss) for the years ended December 31, 2008 and 2007, have been reclassified to reflect the results of franchises sold during 2009 or held for sale as of December 31, 2009, as if we had classified those franchises as discontinued operations for all years presented.

We report franchises as discontinued operations when it is evident that the operations and cash flows of a franchise being actively marketed for sale will be eliminated from our on-going operations and that we will not have any significant continuing involvement in its operations. We do not classify franchises as discontinued operations if we believe that the cash flows generated by the franchise will be replaced by expanded operations of our remaining franchises within the respective local market area.

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

Business and Credit Concentration Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash deposits. We maintain cash balances at financial institutions with strong credit ratings. Generally, amounts invested with financial institutions are in excess of FDIC insurance limits.

We have substantial debt service obligations. As of December 31, 2009, we had total debt of $547.2 million, excluding (i) floor plan notes payable, (ii) the effects of our terminated fair value hedge on our 8% Notes and (iii) the unamortized discount on our 3% Notes on our Consolidated Balance Sheet. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures or for other purposes, subject to the restrictions contained in our revolving credit facilities and the indentures governing our 8% Notes and our 7.625% Notes. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.

In addition, we have operating and financial restrictions and covenants in certain of our leases and in our debt instruments, including our revolving credit facilities with Bank of America, N.A. and JPMorgan Chase and the indentures under our 8% Notes and our 7.625% Notes and the mortgage agreements or guarantees for mortgages held with Wachovia Bank, National Association, Wachovia Financial Services, Inc. and certain of our other mortgage obligations. These place restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments). Our revolving credit facilities and mortgages and/or guarantees related to such mortgages require us to maintain certain financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. A breach of any of the covenants in our debt instruments, certain leases or our inability to comply with any required financial ratios could result in an event of default, which, if not cured or waived, could result in cross defaults which would have a material adverse effect on us. In the event of any default under our revolving credit facilities or our mortgages and/or guarantees related to such mortgages, the payment of all outstanding borrowings could be accelerated, together with accrued and unpaid interest and other fees, and we would be required to apply our available cash to repay these borrowings or could be prevented from making debt service payments on our 8% Notes, our 7.625% Notes, and our 3% Notes, any of which would be an event of default under the respective indentures for such Notes. Furthermore, failing to comply with any of these covenants or meet required financial ratios could prevent us from being able to access our credit lines under these credit facilities or limit the size or pricing, or result in other less favorable terms, or combination thereof, under such credit facilities.

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

For the year ended December 31, 2009, brands representing 5% or more of our revenues from new light vehicle sales were as follows:

Brand	% of Total New Light Vehicle Revenues
Honda	25%
Nissan	12%
Toyota	10%
BMW	9%
Mercedes-Benz	8%
Ford	7%
Lexus	6%

No other brand accounted for more than 5% of our total new light vehicle revenue for the year ended December 31, 2009.

Segment Reporting

We have determined that as a result of how we internally view our business, regularly review our financial data and operating metrics and allocate resources that we operate in one segment, automotive retail. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources on a consolidated basis. Our dealerships are components of our automotive retail segment and, therefore, are not segments themselves.

Nonfinancial Assets and Liabilities

In November 2007, the Financial Accounting Standards Board (“FASB”) placed a one-year deferral for the implementation of new accounting requirements for nonfinancial assets and liabilities. Accordingly, we began accounting for the methods of fair value for nonfinancial assets and liabilities based on a new definition of fair value on January 1, 2009. The adoption of the new accounting requirements for nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

As of January 1, 2009, we adopted a new accounting standard that required us to separately account for the liability and equity components of our 3% Notes in a manner that reflected our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value is amortized to interest cost using the effective interest method.

The adoption of this new standard, which required retrospective application, resulted in adjustments to Long-Term Debt, Equity and Interest Expense on the accompanying Consolidated Balance Sheets and Statements of Income related to our 3% Notes. We have determined that the value of our 3% Notes as of December 31, 2009 and December 31, 2008, was $49.8 million and $54.6 million, respectively, compared to $54.7 million and $62.0 million of face value, respectively. These balances reflect the accretion of the value of the convertible feature of the debt, assuming a nonconvertible debt borrowing rate of 6.7% at issuance. As of December 31, 2009 and December 31, 2008, the unamortized balance, which reduces the balance of our 3% Notes, was $4.9 million and $7.4 million, respectively. The remaining balance will be fully amortized by September 30, 2012. As a result, interest expense related to the amortization of the discount for the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $3.0 million and $2.4 million, respectively. Interest expense recognized relating to the principal balance of the 3% Notes for the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $3.3 million and $2.7 million, respectively, and is included in other interest expense on the accompanying Consolidated Statements of Income (Loss). Additionally, our accumulated deficit as of January 1, 2009, increased by $7.2 million, and our additional paid-in capital as of January 1, 2009, increased by $11.1 million.

In accordance with a new accounting standard, we began including disclosures about the fair value of financial instruments in our interim financial statements in the second quarter of 2009.

Also in accordance with a new accounting standard, we began identifying subsequent events as either “Recognized” or “Non-Recognized” events, beginning in the second quarter of 2009.

In June 2009, the FASB issued Accounting Standards Codification (“FASB ASC”) Topic 105, which created a single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, other than guidance issued by the U.S. Securities and Exchange Commission (“SEC”) and its staff. The standard is not intended to change GAAP, but rather to remove specific references to accounting literature from filings with the SEC and focus on the effects of the literature on entities’ financial statements. We adopted this standard as of September 30, 2009.

3.	ACQUISITIONS

During the twelve months ended December 31, 2009 we did not acquire any dealerships. During the twelve months ended December 31, 2008, we acquired one franchise (one dealership location) for an aggregate purchase price of $41.9 million. We financed this acquisition through the use of (i) $33.9 million of cash, (ii) $7.6 million of floor plan borrowings from our former committed credit facility with JPMorgan Chase for the purchase of new vehicle inventory, and (iii) $0.4 million of loaner vehicle financing. Results of acquired dealerships are included in our Consolidated Statements of Income (Loss) beginning with the date of acquisition.

During the twelve months ended December 31, 2009, we were awarded one Jeep franchise, which was added to our Chrysler/Dodge location in Greensboro, North Carolina. During the twelve months ended December 31, 2008, we were awarded two smart franchises, which were added to our Mercedes-Benz locations in St. Louis, Missouri and Tampa, Florida. We did not pay any amounts in connection with acquiring these three franchises.

The allocation of purchase price for acquisitions is as follows:

	For the Years Ended December 31,
	2009	2008
	(In millions)
Inventory	$—	$9.6
Property and equipment	—	7.3
Goodwill	—	17.0
Franchise rights	—	7.5
Other	—	0.5

Total purchase price	$—	$41.9

4.	ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable

We have agreements to sell certain of our trade receivables, without recourse as to credit risk, in an amount not to exceed $25.0 million annually. The receivables are sold at a discount, which is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income (Loss). The discounts totaled $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009, 2008 and 2007, $22.5 million, $21.0 million and $20.8 million of receivables, respectively, were sold under these agreements and were reflected as reductions of trade accounts receivable.

Notes Receivable—Finance Contracts

Notes receivable resulting from the issuance of finance contracts primarily in connection with the sale of used vehicles are included in Other Current Assets and Other Long-term Assets on the accompanying Consolidated Balance Sheets. Notes receivable have initial terms ranging from 12 to 48 months, bear interest at rates ranging from 9% to 30% and are collateralized by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. We continually analyze our current portfolio against our historical performance. Notes receivable from finance contracts consists of the following:

	As of December 31,
	2009	2008
	(In millions)
Notes receivable—finance contracts, current	$3.6	$5.4
Notes receivable—finance contracts, long-term	4.4	10.6

Total notes receivable	8.0	16.0
Less—allowance for credit losses	(2.8)	(2.9)

Total notes receivable—finance contracts, net	5.2	13.1
Less—notes receivable—finance contracts, current, net	(2.1)	(3.9)

Notes receivable—finance contracts, long-term, net	$3.1	$9.2

Contractual maturities of gross notes receivable-finance contracts as of December 31, 2009 are as follows (in millions):

2010	$3.6
2011	2.9
2012	1.5

$8.0

5.	INVENTORIES

Inventories consist of the following:

	As of December 31,
	2009	2008
	(In millions)
New vehicles	$394.2	$562.2
Used vehicles	64.1	59.9
Parts and accessories	41.4	44.5

Total inventories	$499.7	$666.6

The lower of cost or market reserves reduced total inventory cost by $7.4 million and $5.6 million as of December 31, 2009 and 2008, respectively. In addition to the inventories shown above, we have $7.0 million and $22.9 million of inventory as of December 31, 2009 and 2008, respectively, classified as Assets Held for Sale on the accompanying Consolidated Balance Sheets as they are associated with franchises held for sale. As of December 31, 2009 and 2008, advertising and interest credits from automobile manufacturers reduced new vehicle inventory cost by $5.2 million and $9.7 million, respectively; and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2009, 2008 and 2007, by $21.1 million, $27.3 million and $34.3 million, respectively.

6.	ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we intend to sell and the related mortgage notes payable, if applicable.

Assets associated with pending dispositions as of December 31, 2009 totaled $12.8 million, which includes $3.2 million of land and building assets. Liabilities associated with pending dispositions totaled $6.9 million as of December 31, 2009. During the twelve months ended December 31, 2009, we sold four franchises (three dealership locations). Assets associated with pending dispositions totaled $32.6 million as of December 31, 2008. Liabilities associated with pending dispositions totaled $20.6 million as of December 31, 2008.

Real estate not currently used in our operations that we are actively marketing to sell totaled $17.5 million and $17.8 million as of December 31, 2009 and 2008, respectively. There were no liabilities associated with our real estate assets held for sale as of December 31, 2009. Liabilities associated with our real estate assets held for sale totaled $11.0 million as of December 31, 2008.

During 2009, we repaid $11.0 million of liabilities associated with our real estate assets held for sale as of December 31, 2008.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of December 31,
	2009	2008
	(In millions)
Assets:
Inventories	$7.0	$22.9
Property and equipment, net	23.3	19.6
Manufacturer franchise rights	—	7.9

Total assets	30.3	50.4
Liabilities:
Floor plan notes payable	6.9	20.6
Mortgage notes payable	—	8.0
Other	—	3.0

Total liabilities	6.9	31.6

Net assets held for sale	$23.4	$18.8

7.	OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of December 31,
	2009	2008
	(In millions)
Service loaner vehicles	$31.9	$37.9
Prepaid taxes	10.3	7.1
Notes receivable—finance contracts, current, net	2.1	3.9
Prepaid rent	3.8	0.6
Other	3.4	4.7

Other current assets	$51.5	$54.2

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
	2009	2008
	(In millions)
Land	$164.5	$164.6
Buildings and leasehold improvements	299.1	305.8
Machinery and equipment	71.4	70.3
Furniture and fixtures	30.4	31.3
Company vehicles	9.7	10.0

Total	575.1	582.0
Less—Accumulated depreciation	(126.0)	(105.3)

Property and equipment, net	$449.1	$476.7

During the years ended December 31, 2009, 2008 and 2007, we capitalized $0.4 million, $1.1 million and $0.2 million, respectively, of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation expense from continuing operations was $23.5 million, $22.3 million and $19.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We have multiple mortgage agreements with various lenders. For a detailed description of our mortgage agreements, refer to our “Long-Term Debt” footnote below. As of December 31, 2009 and 2008, we had total mortgage notes payable outstanding of $169.9 million and $185.5 million, respectively, of which $8.0 million was classified as Liabilities Held for Sale on the accompanying Consolidated Balance Sheet as of December 31, 2008. These obligations were collateralized by the related real estate with a carrying value of $246.7 million and $258.3 million as of December 31, 2009 and 2008, respectively, of which $8.2 million was classified as Assets Held for Sale on the accompanying Consolidated Balance Sheet as of December 31, 2008.

9.	ASSET IMPAIRMENT EXPENSES

Due to events and circumstances specific to each reporting period, we performed certain interim period impairment tests during the fourth quarters of 2009 and 2008.

We compared the carrying value of our assets held for sale to estimates of fair values determined with the assistance of third-party desktop appraisals and real estate brokers. Accordingly, we recorded a $5.5 million non-cash impairment of certain property and equipment in the fourth quarter of 2009.

During the fourth quarter of 2008, we experienced a sustained decline in our market capitalization and a significant decline in total revenue due to overall retail industry conditions driven by declining consumer confidence, more stringent lending standards, rising gas prices, changes in consumer demand and falling home prices. Our stock price decreased 60% from $11.52 per share as of September 30, 2008, to $4.57 per share as of December 31, 2008 which significantly reduced our total market capitalization. In addition, our total revenues decreased approximately 30% during the fourth quarter of 2008 as compared to the fourth quarter of 2007. During 2008, we recognized impairment expenses totaling $550.9 million, which includes (i) a $499.8 million impairment of all of our goodwill, (ii) a $39.7 million impairment of franchise rights and other intangible assets and (iii) an $11.4 million impairment of certain property and equipment.

The impairment tests indicated an impairment of our intangible assets and certain of our property and equipment. As a result, we recognized the following impairment expenses in 2009 and 2008:

	As of December 31,
	2009	2008
	(In millions)
Goodwill	$—	$499.8
Manufacturer franchise rights	—	37.1
Property and equipment	5.5	11.4
Other intangible assets	—	2.6

Total impairment expense	5.5	550.9
Less— impairment expenses included in discontinued operations
Goodwill	—	(8.1)
Manufacturer franchise rights	—	(8.7)
Property and equipment	(5.5)	(5.3)
Other intangible assets	—	(0.1)

Total impairment expenses included in discontinued operations	(5.5)	(22.2)

Total impairment expenses included in continuing operations	$—	$528.7

10.	GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	Gross Carrying Amount	Less: Accumulated Impairment	Net
	(In millions)
Balance as of December 31, 2007	$521.2	$(37.9)	$483.3
Goodwill included in Assets Held for Sale as of December 31, 2007	3.2	—	3.2
Acquisitions	17.1	—	17.1
Divestitures	(3.8)	—	(3.8)
Impairment	—	(499.8)	(499.8)

Balance as of December 31, 2008 and 2009	$537.7	$(537.7)	$—

11.	OTHER LONG-TERM ASSETS

	As of December 31,
	2009	2008
	(In millions)
Manufacturer franchise rights	$18.5	$15.7
Deferred financing costs	10.5	11.4
Notes receivable-finance contracts, long-term, net	3.1	9.2
Cash surrender value of corporate-owned life insurance policies	10.1	8.3
Construction period rent	4.0	4.6
Other	5.6	5.3

Total other long-term assets	$51.8	$54.5

12.	FLOOR PLAN NOTES PAYABLE

In September 2008, we entered into floor plan facilities funded predominantly by our brands’ captive finance companies for the purchase of new and used inventory at all of our dealerships, except at our Chrysler, Dodge and Jeep dealerships (“Chrysler Dealerships”). In October 2008, we secured a $29.0 million new vehicle floor plan facility with Bank of America for the financing of new vehicle inventory at our Chrysler Dealerships.

As of December 31, 2009, our new vehicle inventory purchases are now financed by the following floor plan providers:

•	American Honda Finance—Honda and Acura new vehicle inventory;

•	Bank of America—Chrysler, Dodge and Jeep new vehicle inventory—limited to $18.0 million of borrowing availability;

•	BMW Financial Services—BMW and MINI new vehicle inventory;

•	Comerica Bank—Hino and Isuzu Truck new heavy truck inventory;

•	Navistar Financial—International Truck, IC Bus, Workhorse and UD new heavy truck inventory;

•	DCFS USA LLC—Mercedes-Benz and smart new vehicle inventory;

•	Ford Motor Credit Corporation—Ford, Lincoln, Mercury, Volvo and Mazda, new vehicle inventory;

•	General Motors Acceptance Corporation—Chevrolet, Pontiac, Buick, GMC and Cadillac new vehicle inventory;

•	JPMorgan Chase Bank, N.A.—Audi, Hyundai, Kia, Land Rover, Jaguar, Porsche, and Volkswagen new vehicle inventory—limited to $30.0 million of borrowing capacity;

•	Nissan Motor Acceptance Corporation—Nissan and Infiniti new vehicle inventory;

•	PACCAR Financial Services Corporation—Peterbilt new heavy truck inventory;

•	Toyota Financial Services—Toyota new vehicle inventory purchased from Gulf States Toyota and Lexus new vehicle inventory; and

•	World Omni Financial Corporation—Toyota new vehicle inventory purchased from Southeast Toyota.

Borrowings on all our new vehicle floor plan financing facilities above accrue interest at rates ranging from approximately 1.50% to 3.00% above the London Interbank Offered Rate (“LIBOR”) or 0.50% below to 1.50% above the Prime Rate, with some floor plan financing facilities establishing specific prime rate or LIBOR minimums. Other than the limitations under our new vehicle floor plan facilities with Bank of America and JPMorgan Chase, as described above, all of our other new vehicle floor plan facilities do not have stated borrowing limitations. Our floor plan facility with JPMorgan Chase matures in August 2012, and the floor plan facilities with all other lenders have no stated termination date.

Under the terms of the collateral documents entered into with the lenders under our new vehicle floor plan facilities, we and all of our dealership subsidiaries, granted security interests in all of the new vehicle inventory financed under the respective floor plan facilities, as well as the proceeds from the sale of such vehicles, and certain other collateral.

We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory “Floor plan notes payable—trade” and all other floor plan notes payable “Floor plan notes payable—non-trade.” As of December 31, 2009, we had $364.6 million of floor plan notes payable—trade and $77.0 million of floor plan notes payable—non-trade outstanding, including amounts classified as Liabilities Associated with Assets Held for Sale.

As of December 31, 2009 and 2008, we had $441.6 million and $633.4 million of floor plan notes payable outstanding, respectively, including $6.9 million and $20.6 million classified as Liabilities Associated with Assets Held for Sale.

JPMorgan Used Vehicle Floor Plan Facility

In October 2008, we entered into the JPMorgan Used Vehicle Floor Plan Facility, against which we use certain of our used motor vehicle inventory as collateral. In March 2009, in connection with the waivers we obtained under our credit facilities with Bank of America and JPMorgan Chase, we agreed to reduce the total credit availability under our JPMorgan Used Vehicle Floor Plan Facility by $25.0 million to $50.0 million. The JPMorgan Used Vehicle Floor Plan Facility matures on August 15, 2012. Under the JPMorgan Used Vehicle Floor Plan Facility, subject to a borrowing base, we may borrow up to $50.0 million, which amount may be expanded up to $75.0 million in total credit availability upon satisfaction of certain conditions. The amount available for borrowing under the JPMorgan Used Vehicle Floor Plan Facility is limited by the lesser of (i) $50.0 million or (ii) 65% of the net book value of our used vehicle inventory (excluding heavy trucks and our Ford, Lincoln and Mercury inventory) eligible to be used in the borrowing base calculation, less unpaid liens. As of December 31, 2009, we did not have any amounts outstanding and our available borrowings under the JPMorgan Used Vehicle Floor Plan Facility were limited to $32.4 million.

Any loan under the JPMorgan Used Vehicle Floor Plan Facility will bear interest at LIBOR, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus 2%. If there is a change in the law making it unlawful to make or maintain any loan under the JPMorgan Used Vehicle Floor Plan Facility, then any outstanding loan may be converted to a loan bearing interest at the Prime Rate in effect, plus 2%. Upon an event of default under the JPMorgan Used Vehicle Floor Plan Facility and in addition to exercising the remedies set out below, the lenders may request that we pay interest on the principal outstanding amount of all outstanding loans at the interest rate otherwise applicable to such loan, plus 2% per annum.

Under the terms of the JPMorgan Used Vehicle Floor Plan Facility, we have agreed not to encumber assets, subject to certain exceptions (such as the security interest in new vehicle inventory financed using floor plan arrangements). In addition, the JPMorgan Used Vehicle Floor Plan Facility contains certain negative covenants, including covenants which could prohibit or restrict the payment of dividends, capital expenditures and the dispositions of assets, as well as other customary covenants and default provisions. We are also subject to financial covenants under the terms of the JPMorgan Used Vehicle Floor Plan Facility (refer to further discussion in Note 14 below under “Covenants”).

Under the terms of the JPMorgan Used Vehicle Floor Plan Facility, our ability to incur new indebtedness is currently limited to (i) permitted floorplan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $12.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness. At our option and with 30 days’ written notice, the indebtedness limitation and total leverage ratio, as described below, may be reinstated to the original terms as set forth in the JPMorgan Used Vehicle Floor Plan Facility prior to the July 2009 amendment. We are also subject to financial covenants under the terms of the JPMorgan Used Vehicle Floor Plan Facility (refer to further discussion in Note 14 below under “Covenants”).

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

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2009	2008
	(In millions)
Accounts payable	$43.0	$46.2
Loaner vehicle notes payable	28.0	27.7
Accrued compensation	18.5	18.0
Taxes payable (non-income tax)	11.7	11.6
Accrued insurance	12.7	10.7
Accrued interest	9.5	10.5
Accrued finance and insurance chargebacks	8.1	9.5
Other	16.7	17.1

Accounts payable and accrued liabilities	$148.2	$151.3

14.	LONG-TERM DEBT

Long-term debt consists of the following:

	As of December 31,
	2009	2008
	(In millions)
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $4.5 million and $5.6 million, respectively)	$174.9	$173.8
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes Due 2012 ($54.7 million and $62.0 million face value, respectively, net of discounts of $4.9 million and $7.4 million, respectively)	49.8	54.6
Mortgage notes payable bearing interest at fixed and variable rates (the weighted average interest rates were 3.7% and 5.4% for the years ended December 31, 2009 and 2008, respectively)	169.9	177.5
Revolving credit facility	—	50.0
Other	—	0.6

	537.8	599.7
Less: current portion	(9.0)	(58.8)

Long-term debt	$528.8	$540.9

The aggregate maturities of long-term debt as of December 31, 2009, are as follows (in millions) (a):

2010	$9.0
2011	30.5
2012	62.5
2013	109.1
2014	180.3
Thereafter	155.8

$547.2

(a)	Maturities do not include the $4.5 million fair value hedge which reduces the book value of our 8% Subordinated Notes due 2014, or the $4.9 million discount which reduces the book value of our 3% Senior Subordinated Convertible Notes Due 2012.

Our previous independent registered public accounting firm included an explanatory paragraph in its audit report for our 2008 financial statements that indicated there was uncertainty that we would remain in compliance with certain covenants in our debt agreements, and that this uncertainty raised substantial doubt about our ability to continue as a going concern. The inclusion of this explanatory paragraph in the prior year audit report constituted a default under our BofA Revolving Credit Facility, our JPMorgan Used Vehicle Floor Plan Facility and our new vehicle floor plan facility with General Motors Acceptance Corporation. As of March 12, 2009, we had received waivers from all of our associated lending partners with respect to these defaults and, as a result, we were in compliance with the covenants contained in these borrowing facilities.

Revolving Credit Facility

In September 2008, we entered into the BofA Revolving Credit Facility. The BofA Revolving Credit Facility was amended in July 2009. The following discussion includes the impact of the July 2009 amendments unless otherwise stated.

The BofA Revolving Credit Facility matures on August 15, 2012. Under the BofA Revolving Credit Facility, subject to a borrowing base, we may (i) borrow up to $150.0 million, which amount may be expanded up to $200.0 million in total credit availability upon satisfaction of certain conditions; (ii) borrow up to $20.0 million from Bank of America under a swing line of credit; and (iii) request Bank of America to issue letters of credit on our behalf. The amount available for borrowing under the BofA Revolving Credit Facility is subject to a borrowing base calculation, which is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit and swing line loans issued by Bank of America. Based on the borrowing base calculation and the $11.4 million of outstanding letters of credit as of December 31, 2009, our available borrowings were limited to $126.1 million. As of December 31, 2009, we did not have any borrowings outstanding under the BofA Revolving Credit Facility.

Any loan (including any swing line loans) under the BofA Revolving Credit Facility will bear interest at a specified percentage above the LIBOR or Base Rate (as defined therein), at our option, according to a utilization rate-based pricing grid set forth below:

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

Under the terms of the BofA Revolving Credit Facility, our ability to incur new indebtedness is currently limited to (i) permitted floorplan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $12.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness. At our option and with 30 days’ written notice, the indebtedness limitation and total leverage ratio, as described below, may be reinstated at any time after April 30, 2010 to the terms as set forth in the BofA Revolving Credit Facility prior to the July 2009 amendment. We are also subject to financial covenants under the terms of the BofA Revolving Credit Facility (refer to further discussion below under “Covenants”).

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

Mortgage Notes Payable

We have a master loan agreement with Wachovia Bank, National Association, a national banking association, and Wachovia Financial Services, Inc., a North Carolina corporation (together referred to as “Wachovia”, and the master loan agreement being referred to as the “Wachovia Master Loan Agreement”). Pursuant to the terms of the Wachovia Master Loan Agreement, Wachovia has extended credit to certain of our subsidiaries guaranteed by us through a series of related but separate loans (collectively, the “Wachovia Mortgages”) for previously leased real estate comprised of 29 properties located in Florida, North Carolina, Virginia, Georgia, Arkansas and Texas. Each of the Wachovia Mortgages is secured by the related underlying property and bears interest at 1-month LIBOR plus 2.95%. We are required to make monthly principal payments based on a straight-line twenty year amortization schedule, with balloon repayment of all outstanding principal amounts due in June 2013. As of December 31, 2009 and 2008, the aggregate principal amount of the Wachovia Mortgages was $129.2 million and $144.1 million, respectively, of which $8.0 million was classified as Liabilities Held for Sale on the accompanying Consolidated Balance Sheet as of December 31, 2008. These obligations are collateralized by the related real estate with a carrying value of $183.3 million and $194.7 million as of December 31, 2009 and 2008, respectively, of which $8.2 million was classified as Assets Held for Sale on the accompanying Consolidated Balance Sheet as of December 31, 2008.

The Wachovia Master Loan Agreement contains customary events of default, including, change of control, non-payment of obligations and cross-defaults. We are also subject to financial covenants under the terms of the guarantees related to the Wachovia Master Loan Agreement. Upon an event of default, Wachovia may, among other things, (i) accelerate the Wachovia Mortgages; (ii) opt to have the principal amount outstanding under the Wachovia Mortgages bear interest at 1-month LIBOR, plus 5.95% from the time it chooses to accelerate the repayment of the Wachovia Mortgages until the Wachovia Mortgages are paid in full; and (iii) foreclose on and sell some or all of the properties underlying the Wachovia Mortgages; and cause a cross-default on certain of our other debt obligations.

In May 2009, we amended the Wachovia Master Loan Agreement. The key components of this amendment are as follows:

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

•	At our option and with 30 days’ notice, after April 30, 2010, we may revert back to our original total leverage ratio financial covenant and remove the limitation related to any new indebtedness; and

•

A modification to the definition of (i) EBITDA, excluding gains or losses on the repurchase of debt, and (ii) Fixed Charges, excluding non-cash, non-floor plan interest expense and the cash portion of income taxes associated with gains on the repurchase of long-term debt.

The Wachovia Master Loan Agreement also contains customary representations and warranties and the guarantees under such agreements contain negative covenants by the Borrowers, including, among other things, covenants not to, with permitted exceptions, (i) incur any additional debt; (ii) create any additional liens on the Property (as defined in the Wachovia Master Loan Agreement); and (iii) enter into any sale-leaseback transactions in connection with the underlying properties.

In addition to the mortgages mentioned above, we had four real estate mortgage notes payable totaling $40.7 million and $41.4 million as of December 31, 2009 and 2008, respectively. These obligations mature between 2011 and 2018 and are collateralized by the related real estate with a carrying value of $63.4 million and $63.6 million as of December 31, 2009 and 2008, respectively.

Subordinated Note Repurchases

As of December 31, 2009, we had $377.3 million in aggregate principal amount of subordinated notes outstanding, including: $54.7 million of 3% Notes, $179.4 million of 8% Notes and $143.2 million of 7.625% Notes. During the fourth quarter of 2009, we repurchased $7.3 million of our 3% Notes for a total cost of $6.4 million. We recorded a $0.1 million gain associated with the repurchase of these subordinated notes, net of the pro-rata write-off of $0.1 million of related unamortized debt issuance costs and $0.7 million of related unamortized discount associated with the repurchased 3% Notes, which is included in Gain (Loss) on Extinguishment of Long-Term Debt in the accompanying Consolidated Statements of Income (Loss).

During 2008, we repurchased $59.8 million of our 3% Notes and 7.625% Notes for a total cost of $24.0 million. We recorded a $27.9 million gain associated with the repurchase of these notes, net of the pro-rata write-off of $1.4 million of related unamortized debt issuance costs and $6.5 million of related unamortized discount associated with the repurchased 3% Notes, which is included in Gain (Loss) on Extinguishment of Long-Term Debt in the accompanying Consolidated Statements of Income (Loss).

We may from time to time repurchase subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase subordinated notes will be dependent upon prevailing market conditions, our liquidity position, and other factors. On February 17, 2010 our Board of Directors authorized us to use up to an additional $30.0 million of cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from any asset sales during any given calendar year.

3% Senior Subordinated Convertible Notes due 2012

We had $54.7 million in aggregate principal amount of our 3% Notes outstanding as of December 31, 2009. We pay interest on the 3% Notes on March 15 and September 15 of each year until their maturity on September 15, 2012. If and when the 3% Notes are converted, we will pay cash for the principal amount of each Note and, if applicable, shares of our common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3% Notes) in the relevant 30 VWAP trading day observation period. The initial conversion rate for the 3% Notes was 29.4172 shares of common stock per $1,000 principal amount of 3% Notes, which was equivalent to an initial conversion price of $33.99 per share. As of December 31, 2009, the conversion rate of our 3% Notes was equivalent to a per share stock price of $33.73, which was reduced as the result of our decision to pay dividends at a rate in excess of the $0.20 per share we were paying at the date of issuance of the 3% Notes. The conversion rate is subject to adjustment in some events, but is not adjusted for accrued interest.

Our 3% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries. We are a holding company that has no material independent assets or operations. Any subsidiary other than the subsidiary guarantors are immaterial. In addition, there are no restrictions on the ability of our consolidated subsidiaries to transfer funds to us. The terms of our 3% Notes, in certain circumstances, restrict our ability to, among other things, enter into merger transactions or sell all or substantially all of our assets.

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock with Deutsche Bank AG, London Branch and Goldman, Sachs & Co. (collectively, the “Counterparties”). The convertible note hedge transactions require the Counterparties to deliver to us, subject to customary anti-dilution adjustments, certain shares of our common stock upon conversion of the 3% Notes as discussed in greater detail below. In connection with the repurchase of $53.0 million of 3% Notes, a pro-rata portion of the convertible note hedge was terminated.

We also, in connection therewith entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the then-current market price of our common stock at the time of pricing. As of December 31, 2009, the strike price was $44.74 as a result of our decision to pay dividends at a rate in excess of the $0.20 per share we were paying at the date we entered into the warrant transactions.

The convertible note hedge and warrant transactions are separate contracts and are not part of the terms of the 3% Notes, as such, they do not affect the holders’ rights under the 3% Notes. Holders of the 3% Notes do not have any rights with respect to the convertible note hedge and warrant transactions. The convertible hedge and warrant transactions will essentially have the effect of increasing the conversion price of the 3% Notes to $44.74 per share. The convertible note hedge and warrant transactions are expected to offset the potential dilution upon conversion of the 3% Notes in the event that the market value per share of our common stock at the time of conversion is between $33.73 and $44.74.

The convertible note hedge transactions represent purchase options of our common stock. At the issuance, there were 3.4 million shares of our common stock underlying the convertible note hedge transactions, with 4.1 million shares representing the maximum number of shares that we could receive thereunder. The initial exercise price of the convertible note hedge contracts was $33.99. The exercise price is subject to certain adjustments which mirror the adjustments to the conversion price of the 3% Notes (including for subsequent changes in our dividend). In connection with entering into the convertible note hedge transactions, we paid a premium of $167.90 per option (or $19.3 million in total for the 115,000 options that we purchased). A portion of the options will be exercised upon the conversion of our 3% Notes and each such exercise will be settled in shares of our common stock. The convertible note hedge transactions will expire on the earlier of (i) the last day on which any convertible notes remain outstanding and (ii) the third scheduled trading day immediately preceding September 15, 2012. In connection with the repurchase of $53.0 million of our 3% Notes, a pro-rata portion of the convertible note hedges was terminated. As a result, as of December 31, 2009, there were 2.2 million shares representing the maximum number of shares that we could receive under the convertible note hedge transactions.

The warrant transactions represent net call options. On exercise of the warrants, we are obligated to deliver a number of shares of our common stock to the Counterparties in an amount based on the excess of the market value per share of our common stock over the strike price of the warrants. At issuance, there were 3.4 million shares of our common stock underlying the warrant transactions, with 6.8 million shares representing the maximum number of shares of our common stock required to be issued to the Counterparties. In connection with the warrant transactions, we received a premium of $77.60 per option (or $8.9 million in total for the 115,000 options that we sold.) The warrant transactions are divided into 80 components that expire at various dates from December 14, 2012 through April 11, 2013. In connection with the repurchase of $53.0 million of our 3% Notes, a portion of the warrants was terminated. As a result, as of December 31, 2009, there were 4.9 million shares representing the maximum number of shares required to be issued to the Counterparties.

7.625% Senior Subordinated Notes due 2017

We had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding as of December 31, 2009. We pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017. At any time during the term of the 7.625% Notes, we may choose to redeem all or a portion of the 7.625% Notes at a price equal to 100% of their principal amount plus the make-whole premium set forth in the 7.625% Notes indenture. At any time on or after March 15, 2012, we may, at our option, choose to redeem all or a portion of these notes at a redemption price equal to 103.813% of the aggregate principal amount of the 7.625% Notes. The redemption price is reduced on each subsequent March 15 by approximately 1.3% until the price reaches 100% of the aggregate principal amount on March 15, 2015 and thereafter. On or before March 15, 2010, we may, at our option, use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the 7.625% Notes at a redemption price equal to 107.625% of such principal amount plus accrued and unpaid interest thereon.

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

8% Senior Subordinated Notes due 2014

We had $179.4 million in aggregate principal amount of our 8% Notes outstanding as of December 31, 2008. We pay interest on March 15 and September 15 of each year until maturity of the 8% Notes on March 15, 2014. At any time on or after March 15, 2009, we may, at our option, choose to redeem all or a portion of these notes at a redemption price that begins at 104.0% of the aggregate principal amount of the 8% Notes. The redemption price is reduced on each subsequent March 15 by approximately 1.3% until the price reaches 100% of the aggregate principal amount on March 15, 2012.

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

Covenants

We are subject to a number of financial covenants in our various debt and lease agreements, including those described below. Effective December 31, 2009, we obtained waivers for two of our stores associated with the violation of a store-level covenant under the Wachovia Master Loan agreement. The violation of these store-level covenants did not have a material impact on our financial condition or operating performance. Other than these two store-level occurrences, we were in compliance with all of our financial covenants throughout 2009. Failure to satisfy any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.

Our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility and certain of our mortgages and/or guarantees related to such mortgages include financial covenants with requirements as set forth in the table below (capitalized terms represent terms defined in the applicable agreements). In July 2009, we amended the BofA Revolving Credit Facility, which among other things, eliminated the total leverage ratio and reduced the fixed charge coverage ratio from 1.20 to 1.00 to 1.10 to 1.00 for each four fiscal quarter period ending on or before September 30, 2010. At our option and with 30 days’ written notice, the indebtedness limitation, as described above and total leverage ratio may be reinstated at any time after April 30, 2010, to the terms as set forth in the BofA Revolving Credit Facility prior to the July 2009 amendment.

	Requirement	December 31, 2009	Pass / Fail
Current Ratio	> 1.20 to 1	1.57	Pass
Fixed Charge Coverage Ratio	> 1.10 to 1	1.53	Pass
Consolidated Total Senior Leverage Ratio	< 3.00 to 1	1.61	Pass

Our guarantees under the Wachovia Master Loan Agreement include certain financial covenants with requirements as set forth in the table below (capitalized terms represent terms defined in the agreements). In May 2009, we amended the Wachovia Master Loan Agreement, which among other things, eliminated the requirement that we comply with the total leverage ratio and imposed significant additional limitations on our ability to incur new indebtedness. At our option and with 30 days’ written notice, the indebtedness limitation, as described above and total leverage ratio may be reinstated to the terms as set forth in the Wachovia Master Loan Agreement prior to the May 2009 amendment.

	Requirement		December 31, 2009	Pass / Fail
Current Ratio		> 1.20 to 1	1.57	Pass
Fixed Charge Coverage Ratio		> 1.20 to 1	1.64	Pass
Adjusted Net Worth	> $	350.0 million	$625.0 million	Pass

Certain of our lease agreements include financial covenants with the requirements in the table below (capitalized terms represent terms defined in the applicable agreements) and incorporate by reference the financial covenants set forth in the BofA Revolving Credit Facility. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (b) eviction from the premises; and (c) the landlord would have a claim for any or all of the following: (i) damages suffered by landlord by reason of the default, equal to rent and other amounts payable by tenant under the lease prior to the default plus other fees and costs incurred by landlord; and (ii) additional damages, either payable monthly in an amount equal to the rent due under the lease less the amount of rent, if any, received by landlord from a substitute tenant, or payable in a lump sum equal to the present value of the sum of the amount by which all remaining sums due under the lease exceeds the fair market rental value of the premises for the same period, plus landlord’s expense and value of all vacancy periods projected by landlord to be incurred in connection with reletting the premises.

	Requirement	December 31, 2009	Pass / Fail
Current Ratio	> 1.20 to 1	1.63	Pass
EBITDAR Ratio	> 1.50 to 1	2.00	Pass

15.	FINANCIAL INSTRUMENTS AND FAIR VALUE

Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying amounts of our financial instruments, with the exception of long-term debt, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our long-term debt is based on reported market prices. A summary of the carrying values and fair values of our 8% Notes, 7.625% Notes and our 3% Notes are as follows:

	As of
	December 31, 2009	December 31, 2008
	(In millions)
Carrying Value:
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $4.5 million and $5.6 million, respectively)	$174.9	$173.8
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($54.7 million and $62.0 million face value, respectively, net of discounts of $4.9 million and $7.4 million, respectively)	49.8	54.6

Total carrying value	$367.9	$371.6

Fair Value:
8% Senior Subordinated Notes due 2014	$178.7	$85.2
7.625% Senior Subordinated Notes due 2017	135.0	64.4
3% Senior Subordinated Convertible Notes due 2012	48.0	23.3

Total fair value	$361.7	$172.9

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

We have a separate interest rate swap with a current notional principal amount of $12.2 million. The swap was designed to provide a hedge against changes in interest rates of our variable rate mortgage notes payable through maturity in June 2011. The notional value of this swap is reduced over its term. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

Information about the effect of derivative instruments on the accompanying Consolidated Statement of Income for the year ended December 31, 2009 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(5.3)	Floor plan interest expense	$(4.6)	$—	$—	NA
Interest rate swaps	$(0.3)	Other interest expense	$(0.5)	$—	$—	NA
Interest rate swaps	NA	Floor plan interest expense	NA	$(0.4)	$—	NA

Information about the effect of derivative instruments on the Consolidated Statement of Loss for the year ended December 31, 2008 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(9.0)	Floor plan interest expense	$(3.6)	$(0.7)	$—	Floor plan interest expense
Interest rate swaps	$(0.5)	Other interest expense	$(0.2)	$—	$—	Other interest expense

On the basis of yield curve conditions as of December 31, 2009, we anticipate that the amount expected to be reclassified out of Accumulated Other Comprehensive Income (“AOCI”) into earnings in the next 12 calendar months will be a loss of $4.7 million. However, this anticipated $4.7 million loss relates to hedging activity that fixes the interest rates on only 23% of our variable rate debt, including floor plan notes payable and, therefore, if the current low interest rate environment continues we believe we would experience a benefit from such interest rates on 77% of our variable rate debt.

Fair Values of Derivative Instruments on the accompanying Consolidated Balance Sheet as of December 31, 2009 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$8.1
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.3

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of December 31, 2008 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$7.4

Fair value estimates reflect making a credit adjustment to the discount rate applied to all expected cash flows under the swap. Other than that assumption, all other inputs reflect level 2 inputs.

Market Risk Disclosures as of December 31, 2009:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(7.8)
Interest Rate Swap*	$12.2	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.6)

Market Risk Disclosures as of December 31, 2008:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(6.8)
Interest Rate Swap*	$12.9	4.3300%	1 month LIBOR	2011	$(0.6)

*	This swap is amortizing. Immediately prior to maturity, its notional value will be $11.3 million.

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. Accounting standards establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation.

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

Valuation Techniques

The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be level 2 fair values and totaled $8.1 million as of December 31, 2009. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2009.

The fair value of assets held for sale used to determine the impairment expense we incurred in the fourth quarter of 2009 were determined with the assistance of third-party desktop appraisals and real estate brokers and are designated to be level 3 fair values.

16.	INCOME TAXES

The components of income tax expense (benefit) from continuing operations are as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In millions)
Current:
Federal	$0.9	$21.0	$19.4
State	(1.4)	(0.1)	0.1

Subtotal	(0.5)	20.9	19.5
Deferred:
Federal	12.2	(128.7)	4.1
State	2.7	(26.2)	1.9

Subtotal	14.9	(154.9)	6.0

Total	$14.4	$(134.0)	$25.5

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In millions)
Provision at the statutory rate	$13.5	$(160.1)	$24.9
Increase (decrease) resulting from:
State income tax (benefit) expense, net	1.2	(14.3)	1.7
Non deductible secondary offering expenses	—	—	0.1
Book goodwill in excess of tax goodwill associated with impairment expense and divestitures	—	41.1	—
Loss (gains) on corporate owned life insurance policies	(0.4)	1.1	—
Tax credits received	(0.1)	(0.2)	(0.6)
Release of valuation allowance	—	(1.1)	(0.4)
Other	0.2	(0.5)	(0.2)

Provision for income taxes	$14.4	$(134.0)	$25.5

The tax effects of temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2009	2008
	(In millions)
Reserves and accruals	$18.9	$20.1
Net operating loss (“NOL”) and carryforwards	3.6	1.7
Goodwill impairment (amortization)	67.9	86.5
Depreciation	(2.1)	(1.2)
Accumulated other comprehensive income	3.6	3.7
Equity call option	—	(0.5)
State tax deferred items	0.5	0.5
Other	0.6	—

Net deferred tax asset	$93.0	$110.8

	December 31,
	2009	2008
	(In millions)
Balance sheet classification:
Deferred tax assets:
Current	$9.8	$11.1
Long-term	98.6	104.9
Deferred tax liabilities:
Current	(1.2)	(0.2)
Long-term	(14.2)	(5.0)

Net deferred tax asset	$93.0	$110.8

As of December 31, 2009, our net operating losses were set to expire between 2010 and 2022.

We adopted a new accounting standard related to the recognition of income tax benefits on January 1, 2007. As of December 31, 2009, the net amount of our unrecognized tax benefits was $1.2 million, all of which, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

In Millions	Gross Liability for Unrecognized Tax Benefits
Balance at January 1, 2008	$4.8
Additions for Tax Positions of Current Year	0.1
Additions for Tax Positions of Prior Year	1.6
Reduction for Tax Positions of Prior Years	(0.7)
Reduction for Lapse of Statute of Limitations	(1.2)
Effective Settlements	—

Balance at December 31, 2008	4.6
Additions for Tax Positions of Current Year	0.3
Additions for Tax Positions of Prior Year	0.1
Reduction for Tax Positions of Prior Years	(0.4)
Reduction for Lapse of Statute of Limitations	(1.2)
Effective Settlements	(1.9)

Balance at December 31, 2009	$1.5

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Included in the liability for unrecognized tax benefits was accrued interest of $0.3 million and no amount for penalties, as of December 31, 2009.

The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2005, with the exception of the 2004 consolidated tax return with no unrecognized tax benefits. In addition, the IRS has conducted and closed a Joint Committee Audit for the consolidated Federal consolidated tax returns for the 2004 and 2005 tax years.

The expiration of the statute of limitations related to the various state income tax returns that we and our subsidiaries file varies by state. The 2006 through 2008 tax years generally remain subject to examination by most state tax authorities. We do not anticipate any material changes related to unrecognized tax benefits, individually or in the aggregate, to occur within the next twelve months.

17.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	As of December 31,
	2009	2008
	(In millions)
Deferred compensation liability	$7.6	$7.9
Interest rate swap liabilities	8.1	7.4
Accrued finance and insurance chargebacks	5.2	5.7
Deferred rent	6.3	3.3
Other	2.5	4.5

Other long-term liabilities	$29.7	$28.8

18.	DISCONTINUED OPERATIONS AND DIVESTITURES

During the year ended December 31, 2009, we sold four franchises (three dealership locations) and closed six franchises (three dealership locations), and as of December 31, 2009, there were two franchises (two dealership locations) pending disposition. The accompanying Consolidated Statements of Income (Loss) for the years ended December 31, 2008 and 2007, have been reclassified to reflect the status of our discontinued operations as of December 31, 2009.

The following table provides further information regarding our discontinued operations as of December 31, 2009, and includes the results of businesses sold prior to December 31, 2009:

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Sold/ Closed	Pending Disposition	Total	Sold/ Closed(a)	Pending Disposition(b)	Total	Sold/ Closed(c)	Pending Disposition(b)	Total
	(Dollars in millions)
Franchises:
Mid-line domestic	7	—	7	15	—	15	15	—	15
Mid-line import	1	1	2	2	1	3	2	1	3
Value	—	—	—	1	—	1	3	—	3
Luxury	2	1	3	4	1	5	4	1	5

Total	10	2	12	22	2	24	24	2	26

Revenues	$80.4	$66.4	$146.8	$292.8	$89.4	$382.2	$501.7	$110.8	$612.5
Cost of sales	66.2	56.5	122.7	244.2	76.0	320.2	420.7	94.5	515.2

Gross profit	14.2	9.9	24.1	48.6	13.4	62.0	81.0	16.3	97.3
Operating expenses	27.6	11.4	39.0	51.0	13.9	64.9	68.3	14.1	82.4
Impairment expenses	2.4	3.1	5.5	17.7	4.5	22.2	—	—	—

Income (loss) from operations	(15.8)	(4.6)	(20.4)	(20.1)	(5.0)	(25.1)	12.7	2.2	14.9
Other expense, net	(0.9)	—	(0.9)	(5.1)	(0.5)	(5.6)	(6.0)	(1.0)	(7.0)
Gain/(loss) on disposition	3.8	—	3.8	(0.5)	—	(0.5)	(2.0)	—	(2.0)

Income (loss) before income taxes	(12.9)	(4.6)	(17.5)	(25.7)	(5.5)	(31.2)	4.7	1.2	5.9
Income tax benefit (expense)	4.9	1.8	6.7	9.0	1.9	10.9	(1.8)	(0.5)	(2.3)

Discontinued operations, net of tax	$(8.0)	$(2.8)	$(10.8)	$(16.7)	$(3.6)	$(20.3)	$2.9	$0.7	$3.6

(a)	Franchises were sold between January 1, 2008 and December 31, 2009
(b)	Franchises placed into discontinued operations in 2009 and pending disposition as of December 31, 2009
(c)	Franchises were sold between January 1, 2007 and December 31, 2009

19.	SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended December 31, 2009, 2008 and 2007, we made interest payments, including amounts capitalized, totaling $55.2 million, $71.2 million and $78.2 million, respectively.

During the year ended December 31, 2009, we received income tax refunds, net of payments made, of $3.9 million. During the years ended December 31, 2008 and 2007, we made income tax payments, net of refunds received, totaling $8.8 million and $19.1 million, respectively.

The following items are included in Other Adjustments to reconcile net income (loss) to cash flow from operating activities:

	For the Years Ended December 31,
	2009	2008	2007
Accelerated rent expense associated with abandoned rental properties	$4.0	$—	$—
Amortization of deferred financing fees	2.8	2.4	2.6
Convertible debt discount amortization	1.8	3.0	2.4
Swap amortization	1.5	1.7	1.8
Depreciation and amortization from discontinued operations	1.2	2.0	1.9
Deferred compensation expense (income)	1.4	(2.9)	1.9
(Gain) loss on sale of assets	(2.9)	1.2	2.0
Unrealized (gain) loss on deferred compensation investments	(1.1)	3.2	0.1
Other individually immaterial items	0.4	1.6	0.8

Other adjustments, net	$9.1	$12.2	$13.5

20.	LEASE OBLIGATIONS

We lease various facilities, real estate and equipment primarily under operating lease agreements, most of which have remaining terms from one to twenty years. Certain of our leases contain renewal options and rent escalation clauses. We record rent expense on a straight-line basis over the life of the lease for lease agreements where the rent escalates at fixed rates over time. Rent expense from continuing operations totaled $40.4 million, $45.5 million and $50.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we had no material capital lease obligations.

Future minimum payments under long-term, non-cancelable operating leases as of December 31, 2009, are as follows:

	Operating	Capital	Total
	(In millions)
2010	$40.9	$—	$40.9
2011	40.2	—	40.2
2012	38.9	—	38.9
2013	35.9	—	35.9
2014	30.6	—	30.6
Thereafter	152.0	—	152.0

Total minimum lease payments	$338.5	$—	$338.5

Certain of our lease agreements include financial covenants with the requirements in the table below (capitalized terms represent terms defined in the applicable agreements) and incorporate by reference the financial covenants set forth in the BofA Revolving Credit Facility. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (b) eviction from the premises; and (c) the landlord would have a claim for any or all of the following: (i) damages suffered by landlord by reason of the default, equal to rent and other amounts payable by tenant under the lease prior to the default plus other fees and costs incurred by landlord; and (ii) additional damages, either payable monthly in an amount equal to the rent due under the lease less the amount of rent, if any, received by landlord from a substitute tenant, or payable in a lump sum equal to the present value of the sum of the amount by which all remaining sums due under the lease exceeds the fair market rental value of the premises for the same period, plus landlord’s expense and value of all vacancy periods projected by landlord to be incurred in connection with reletting the premises.

	Requirement	December 31, 2009	Pass / Fail
Current Ratio	> 1.20 to 1	1.63	Pass
EBITDAR Ratio	> 1.50 to 1	2.00	Pass

21.	COMMITMENTS AND CONTINGENCIES

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

In connection with the purchase of one franchise in the third quarter of 2007, we may be required to pay additional consideration to the seller if the franchise achieves specified net income levels in future periods. If payable, the additional consideration would be distributable annually through January 1, 2015, and the additional consideration could total up to approximately $2.5 million. The seller did not become our employee subsequent to the transaction and therefore this consideration is not contingent on employment. As of December 31, 2009 we have paid less than $0.1 million of additional consideration in connection with this dealership acquisition.

We have $11.4 million of letters of credit outstanding as of December 31, 2009, which are required by certain of our insurance providers. In addition, as of December 31, 2009, we maintain a $5.0 million surety bond line which we use in our ordinary course of business.

Other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt.

22.	RELATED PARTY TRANSACTIONS

Certain of our directors, former directors, and management, have engaged in transactions with us. These transactions primarily relate to long-term operating leases of dealership facilities. We believe that these transactions and our other related party transactions involve terms comparable to what would be obtained from unaffiliated third parties. For the years ended December 31, 2009, 2008 and 2007, we made rental payments totaling $3.3 million, $3.5 million and $2.1 million, respectively, to entities controlled by our directors or management.

In 2007, we purchased land from one of our regional executives for $3.0 million. We used this land to construct a new facility for one of our existing dealerships.

23.	SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

We have established two share-based compensation plans (the “Plans”) under which we have granted non-qualified stock options, performance share units and shares of restricted stock to our directors, officers and employees at fair market value on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire ten years from the date of grant. Performance share units generally vest after two to three years from the date of grant. The actual number of shares earned by a holder of performance share units may range from 0% to 180% of the target number of shares to be granted to the holder, depending on the achievement of certain performance criteria over a defined period of time. Restricted stock vests either ratably over two to three years from the date of grant or after three years from the date of grant and provides the holder voting and dividend rights prior to vesting. We have granted a total of 5.8 million non-qualified stock options and 0.8 million performance share units to certain of our employees and officers and 0.6 million shares of restricted stock to certain of our employees and members of our board of directors. As of December 31, 2009, there were 1.9 million non-qualified stock options, 0.2 million performance share units (not adjusted for performance estimates) and 0.2 million shares of restricted stock outstanding. In addition, there were approximately 0.5 million share-based awards available for grant under our share-based compensation plans as of December 31, 2009.

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

The following table summarizes the assumptions used relating to the valuation of our stock options during 2009, 2008 and 2007:

	2009	2008	2007
Risk-free interest rate	1.61%—2.35%	2.00%	NA
Expected term	4—6 years	4 years	NA
Expected volatility	64%—75%	64%	NA
Expected dividends	—	—	NA

We have recognized $2.8 million ($1.1 million tax benefit), $1.9 million ($0.7 million tax benefit) and $5.9 million ($2.2 million tax benefit) in stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $3.3 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the Plans. That cost is expected to be recognized over a weighted average period of less than a year.

A summary of options outstanding and exercisable under the Plans as of December 31, 2009, changes during the year then ended and changes during the years ended December 31, 2009, 2008 and 2007 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
Options outstanding—December 31, 2006	1,528,179	$14.57
Granted	—	—
Exercised	(412,137)	15.10
Expired / Forfeited	(15,238)	14.15

Options outstanding—December 31, 2007	1,100,804	$14.37
Granted	420,000	3.69
Exercised	(17,335)	12.42
Expired / Forfeited	(9,169)	14.61

Options outstanding—December 31, 2008	1,494,300	$11.39
Granted	1,100,000	4.21
Exercised	(188,874)	7.76
Expired / Forfeited / Cancelled	(550,314)	10.24

Options outstanding—December 31, 2009	1,855,112	$7.84	7.2	$8.9

Options exercisable—December 31, 2009	670,112	$14.32	3.9	$0.3

*	Based on the closing price of our common stock on December 31, 2009, which was $11.53 per share.

Net cash received from option exercises for the year ended December 31, 2009 was $1.4 million. The actual intrinsic value of options exercised during the years ended December 31, 2009 and 2007 was $0.9 million and $5.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises for the years ended December 31, 2009 and 2007 was $0.3 million and $2.0 million, respectively. There was no material actual intrinsic value for options exercised or actual tax benefit realized for the tax deductions from option exercises for the year ended December 31, 2008.

A summary of performance share units and restricted stock as of December 31, 2009, changes during the year then ended and changes during the years ended December 31, 2008 and 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2006	468,125	$20.15
Granted	215,000	27.11
Performance estimate	(94,107)	24.85
Vested	—	—
Forfeited	(13,250)	20.91

Performance Share Units—December 31, 2007	575,768	$21.92
Granted	169,251	14.29
Performance estimate	(228,120)	21.94
Vested	(211,094)	16.86
Forfeited	(102,500)	21.63

Performance Share Units—December 31, 2008	203,305	$21.06
Granted	—	—
Performance estimate	(10,318)	24.47
Vested	(63,950)	22.98
Forfeited	(74,175)	22.23

Performance Share Units—December 31, 2009*	54,862	$14.36

*	Maximum of 426,651 issuable upon attaining certain performance metrics.

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

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2006	29,728	$21.65
Granted	58,909	28.07
Vested	(13,612)	22.20
Forfeited	(2,500)	19.81

Restricted Stock—December 31, 2007	72,525	$26.83
Granted	224,491	14.39
Vested	(58,483)	22.15
Forfeited	(17,451)	13.85

Restricted Stock—December 31, 2008	221,082	$16.40
Granted	235,848	5.54
Vested	(185,227)	6.62
Forfeited	(28,492)	14.68

Restricted Stock—December 31, 2009	243,211	$13.57

Employee Retirement Plan

We sponsor the Asbury Automotive Retirement Savings Plan (the “Plan”), a 401(k) plan, for eligible employees except for the employees of one of our dealer groups, which maintains a separate retirement plan. Employees are eligible to participate in the Plan after ninety days of service. Employees electing to participate in the Plan may contribute up to 75% of their annual compensation. IRS rules limited total participant contributions during 2009 to $16,500 or $22,000 if age 50 or more; however, we limit participant contributions for employees with an annual salary of greater than $105,000 to $10,000 per year or $15,500 if age 50 or more. After one year of employment, we match 25% of employees’ contributions up to 4% of their base compensation, with a maximum match of $2,450 per participant. Beginning on January 1, 2009, we suspended our matching contributions for employees with an annual salary of greater than $105,000. Employer contributions vest ratably over four years after the date of hire. Expenses from continuing operations related to employer matching contributions totaled $1.1 million, $3.4 million and $3.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Compensation Plan

We sponsor the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan”) wherein eligible employees, generally those at senior levels, may elect to defer a portion of their annual compensation. We have established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. Historically, we elected to match a portion of certain eligible employee’s contributions. Beginning January 1, 2009, we suspended our matching contributions for all employees in our deferred compensation plan. The employee deferral match expense totaled $0.2 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively. Each annual employer match vests in full three years from the date on which the employee deferral match is funded. The total deferred compensation liability was $7.6 million and $7.9 million as of December 31, 2009 and 2008, respectively. The related cash surrender value on such contracts included in Other Long-Term Assets on our Consolidated Balance Sheets, which totaled $10.1 million and $8.3 million as of December 31, 2009 and 2008, respectively.

24.	CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2008
Revenues (1)	$1,177.3	$1,219.0	$1,126.4	$880.1

Gross profit (1)	$190.7	$196.0	$183.5	$150.4

Net income (loss) (1)	$10.1	$10.4	$5.5	$(369.7	)(4)

Net income (loss) per common share:
Basic (2)	$0.32	$0.33	$0.17	$(11.66)

Diluted (2)	$0.31	$0.32	$0.17	$(11.66	)(3)

2009
Revenues (1)	$820.1	$933.4	$998.5	$898.6

Gross profit (1)	$145.4	$154.9	$164.9	$147.8

Net income (1)	$0.3	$5.5	$7.4	$0.2

Net income per common share:
Basic (2)	$0.01	$0.17	$0.23	$0.01

Diluted (2)	$0.01	$0.17	$0.22	$0.01

(1)	Quarterly revenues, gross profit and net income (loss) do not agree to previously reported amounts on Form 10-Q as a result of subsequent discontinued operations.
(2)	The sum of income (loss) per common share for the four quarters does not equal total income (loss) per common share due to changes in the average number of shares outstanding during the respective periods.
(3)	Dilutive per common stock equivalents were not included in the calculation of diluted net loss per common share as the effect would have been anti-dilutive.
(4)	Includes $383.0 million, net of tax, of impairment expenses related to goodwill, franchise rights, other intangible assets and property and equipment and $21.4 million, net of tax, gain on the sale on the repurchase of long-term debt.

25.	SUBSEQUENT EVENTS

In January 2010, we were awarded two Sprinter franchises, which were added to our Mercedes-Benz locations in St. Louis, Missouri and Tampa, Florida. This award is defined as a Non-Recognized Subsequent Event.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the chief executive officer and the chief financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Our auditors, Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their report is contained herein.

Changes in Internal Control Over Financial Reporting

During 2009, the Company began utilizing the Arkona Dealer Management System, which has been implemented at approximately 67% of our dealerships. As appropriate, the Company is modifying the documentation of the internal control process and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Reference is made to the information to be set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 11.	Executive Compensation.

Reference is made to the information to be set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Reference is made to the information to be set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Reference is made to the information to be set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Reference is made to the information to be set forth in our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

(1)	Financial Statements:

See index to Consolidated Financial Statements.

(2)	Financial Statement Schedules: Not applicable.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by two asterisks (**) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(b) of this Form 10-K.

Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 20, 2002)*

3.2	Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2009)*

4.1	Indenture, dated as of December 23, 2003, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.2	Form of 8% Senior Subordinated Notes due 2014 (filed with Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.3	First Supplemental Indenture, dated as of January 21, 2004, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.4	Second Supplemental Indenture, dated as of December 7, 2004, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.5	Third Supplemental Indenture, dated as of September 30, 2005, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

4.6	Fourth Supplemental Indenture, dated as of March 15, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.7	Fifth Supplemental Indenture, dated as of June 29, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

Exhibit Number	Description of Documents

4.8	Indenture, dated as of March 16, 2007, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 3.00% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.9	Form of 3.00% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.10	First Supplemental Indenture, dated as of June 29, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 3.00% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.11	Indenture, dated as of March 26, 2007, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, relating to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.12	Form of 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.13	First Supplemental Indenture, dated as of June 29, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.14	Confirmation of Issuer Warrant by and between Asbury Automotive Group, Inc. and Goldman, Sachs & Co., dated March 12, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.15	Confirmation of Issuer Warrant dated March 12, 2007 by and between Asbury Automotive Group, Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.16	Amendment to Confirmation dated March 13, 2007, by and between Goldman, Sachs & Co. and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.17	Amendment to Confirmation dated March 13, 2007, by and between Deutsche Bank AG, London Branch and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.1**	Amended and Restated Wealth Accumulation Plan (filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.2**	Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007) *

10.3**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *

Exhibit Number	Description of Documents

10.4**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *

10.5**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.6**	Severance Agreement by and between Asbury Automotive Group, Inc. and Philip R. Johnson, dated April 29, 2009 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.7**	Severance Agreement by and between Asbury Automotive Group, Inc. and Lynne A. Burgess, dated November 14, 2007 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.8**	Letter Agreement by and between Asbury Automotive Group, Inc. and Lynne A. Burgess, dated October 29, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)* [

10.9**	Letter Agreement by and between Asbury Automotive Group, Inc. and Lynne Burgess, dated March 31, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2009) *

10.10	Letter Agreement by and between Asbury Automotive Group, Inc. and Elizabeth B. Chandler, dated April 27, 2009.

10.11**	Severance Agreement by and between Asbury Automotive Group, Inc. and Elizabeth B. Chandler, dated June 26, 2009

10.12**	Severance Agreement by and between Asbury Automotive Group, Inc. and Brett Hutchinson, dated February 26, 2008 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.13**	Letter Agreement by and between Asbury Automotive Group, Inc. and Brett Hutchinson, dated October 29, 2008 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*

10.14**	Severance Agreement by and between Asbury Automotive Group, Inc. and Keith R. Style, dated February 28, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.15**	Employment Agreement by and between Asbury Automotive Tampa, L.P. and Jeffrey I. Wooley, dated as of September 1, 2003 (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.16**	Agreement by and between Asbury Automotive Tampa, L.P. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.17	First Amended and Restated Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective September 17, 1998 (for premises located on Hillsborough Avenue, Tampa, Florida) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.18	First Amended and Restated Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective September 17, 1998 (for premises located on Adamo Drive, Brandon, Florida) (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.19**	Amended Employment Agreement by and between Asbury Automotive Group, Inc. and Charles Oglesby, dated March 31, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2009) *

Exhibit Number	Description of Documents

10.20**	Letter Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, executed on April 30, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008)*

10.21**	Severance Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated April 29, 2009 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.22**	Letter Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated April 29, 2009 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *

10.23**	Severance Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated April 29, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *

10.24**	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.25**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.26**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.27**	Form of Restricted Share Award Agreement (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.28**	Restricted Share Award Agreement for Non-Employee Directors by and between Asbury Automotive Group, Inc. and Michael J. Durham, dated October 23, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.29	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.30	General Motors Dealer Sales and Service Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.31	Honda Automobile Dealer Sales and Service Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001.)*

10.32	Mercedes-Benz Passenger Car Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.33	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.34	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed with the SEC on October 12, 2001)*

10.35	Credit Agreement dated as of September 26, 2008, by and among Asbury Automotive Group, Inc., Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer and the other Lenders party thereto listed on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on October 2, 2008)*

Exhibit Number	Description of Documents

10.36	Revolving Credit Agreement dated as of October 29, 2008, by and among Asbury Automotive Group, Inc., the Lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2008)*

10.37	Registration Rights Agreement dated March 16, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 3.00% Senior Subordinated Convertible Notes due 2012 of Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.38	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, by and between Asbury Automotive Group, Inc. and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.39	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, by and between Asbury Automotive Group, Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.40	Exchange and Registration Rights Agreement dated March 26, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 7.625% Senior Subordinated Notes due 2017 of Asbury Automotive Group, Inc. (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.41	Master Loan Agreement by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of June 4, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.42	Unconditional Guaranty dated as of June 4, 2008, by and between Asbury Automotive Group, Inc. and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.43	Unconditional Guaranty dated as of June 4, 2008, by and between Asbury Automotive Group, Inc. and Wachovia Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.44	Purchase and Sale Agreement by and between the affiliates of AutoStar Realty Operating Partnership listed on Schedule 1.1.1 thereto, and Asbury Automotive Group, Inc. dated May 8, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.45	Modification Number One to Master Loan Agreement by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of December 1, 2008 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.46	Modification Number Two to Master Loan Agreement, dated as of May 7, 2009, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.47	Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, by and between Asbury Automotive Group, Inc., and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

Exhibit Number	Description of Documents

10.48	Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, by and between Asbury Automotive Group, Inc., and Wachovia Bank Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.49	Limited Waiver by and among Asbury Automotive Group, Inc., each of the Subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, each of the Lenders listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, dated as of March 12, 2009 (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.50	Limited Waiver by and among Asbury Automotive Group, Inc., Bank of America, N.A., as Administrative Agent for the Lenders and as Swing Line Lender and L/C Issuer, each of the Lenders listed on the signature pages thereto, and each of the Subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, dated as of March 12, 2009 (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.51	Amendment No. 1 to Credit Agreement by and between Asbury Automotive Group, Inc. and JP Morgan Chase Bank, N. A., as administrative agent, and the other Lenders party thereto listed on the signature pages thereto, and Guarantors listed on the signature pages thereto, dated July 21, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2009)*

10.52	Amendment No. 1 to Credit Agreement by and between Asbury Automotive Group, Inc. and Bank of America, N. A., as administrative agent, swing line lender and L/C Issuer and the other Lenders party thereto listed on the signature pages thereto, and Subsidiary Guarantors listed on the signature pages thereto, dated July 22, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2009)*

21	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

23.2	Consent of Deloitte & Touche LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date: March 1, 2010	By:	/s/ Charles R. Oglesby
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles R. Oglesby and Craig T Monaghan, and each of them, acting individually, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2009, and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Charles R. Oglesby	Chief Executive Officer,	March 1, 2010
(Charles R. Oglesby)	President and Director

/s/ Craig T. Monaghan	Senior Vice President and	March 1, 2010
(Craig T. Monaghan)	Chief Financial Officer

/s/ Keith R. Style	Vice President	March 1, 2010
(Keith R. Style)	of Finance

/s/ Bryan C. Hanlon	Controller and	March 1, 2010
(Bryan C. Hanlon)	Chief Accounting Officer

/s/ Michael J. Durham	Nonexecutive	March 1, 2010
(Michael J. Durham)	Chairman of the Board

/s/ Janet M. Clarke	Director	March 1, 2010
(Janet M. Clarke)

/s/ Dennis E. Clements	Director	March 1, 2010
(Dennis E. Clements)

Signature	Title	Date

/s/ Thomas C. DeLoach, Jr.	Director	March 1, 2010
(Thomas C. DeLoach, Jr.)

/s/ Juanita T. James	Director	March 1, 2010
(Juanita T. James)

/s/ Vernon E. Jordan, Jr.	Director	March 1, 2010
(Vernon E. Jordan, Jr.)

/s/ Eugene S. Katz	Director	March 1, 2010
(Eugene S. Katz)

/s/ Philip F. Maritz	Director	March 1, 2010
(Philip F. Maritz)

/s/ Jeffrey I. Wooley	Director	March 1, 2010
(Jeffrey I. Wooley)

Exhibit Index

Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 20, 2002)*

3.2	Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2009)*

4.1	Indenture, dated as of December 23, 2003, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.2	Form of 8% Senior Subordinated Notes due 2014 (filed with Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.3	First Supplemental Indenture, dated as of January 21, 2004, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto, and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.4	Second Supplemental Indenture, dated as of December 7, 2004, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and the Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.5	Third Supplemental Indenture, dated as of September 30, 2005, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

4.6	Fourth Supplemental Indenture, dated as of March 15, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.7	Fifth Supplemental Indenture, dated as of June 29, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 8% Senior Subordinated Notes due 2014 (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.8	Indenture, dated as of March 16, 2007, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto, and The Bank of New York, as Trustee, relating to the 3.00% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.9	Form of 3.00% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

Exhibit Number	Description of Documents

4.10	First Supplemental Indenture, dated as of June 29, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 3.00% Senior Subordinated Convertible Notes due 2012 (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.11	Indenture, dated as of March 26, 2007, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, relating to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.12	Form of 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.13	First Supplemental Indenture, dated as of June 29, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.14	Confirmation of Issuer Warrant by and between Asbury Automotive Group, Inc. and Goldman, Sachs & Co., dated March 12, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.15	Confirmation of Issuer Warrant dated March 12, 2007 by and between Asbury Automotive Group, Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.16	Amendment to Confirmation dated March 13, 2007, by and between Goldman, Sachs & Co. and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.17	Amendment to Confirmation dated March 13, 2007, by and between Deutsche Bank AG, London Branch and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.1**	Amended and Restated Wealth Accumulation Plan (filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.2**	Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007) *

10.3**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *

10.4**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *

10.5**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.6**	Severance Agreement by and between Asbury Automotive Group, Inc. and Philip R. Johnson, dated April 29, 2009 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

Exhibit Number	Description of Documents

10.7**	Severance Agreement by and between Asbury Automotive Group, Inc. and Lynne A. Burgess, dated November 14, 2007 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.8**	Letter Agreement by and between Asbury Automotive Group, Inc. and Lynne A. Burgess, dated October 29, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)* [

10.9**	Letter Agreement by and between Asbury Automotive Group, Inc. and Lynne Burgess, dated March 31, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2009) *

10.10	Letter Agreement by and between Asbury Automotive Group, Inc. and Elizabeth B. Chandler, dated April 27, 2009.

10.11**	Severance Agreement by and between Asbury Automotive Group, Inc. and Elizabeth B. Chandler, dated June 26, 2009

10.12**	Severance Agreement by and between Asbury Automotive Group, Inc. and Brett Hutchinson, dated February 26, 2008 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.13**	Letter Agreement by and between Asbury Automotive Group, Inc. and Brett Hutchinson, dated October 29, 2008 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*

10.14**	Severance Agreement by and between Asbury Automotive Group, Inc. and Keith R. Style, dated February 28, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.15**	Employment Agreement by and between Asbury Automotive Tampa, L.P. and Jeffrey I. Wooley, dated as of September 1, 2003 (filed as an Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.16**	Agreement by and between Asbury Automotive Tampa, L.P. and Jeffrey I. Wooley, dated March 18, 2005 (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on March 22, 2005)*

10.17	First Amended and Restated Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective September 17, 1998 (for premises located on Hillsborough Avenue, Tampa, Florida) (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.18	First Amended and Restated Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective September 17, 1998 (for premises located on Adamo Drive, Brandon, Florida) (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.19**	Amended Employment Agreement by and between Asbury Automotive Group, Inc. and Charles Oglesby, dated March 31, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2009)*

10.20**	Letter Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, executed on April 30, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2008)*

10.21**	Severance Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated April 29, 2009 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.22**	Letter Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated April 29, 2009 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009)*

Exhibit Number	Description of Documents

10.23**	Severance Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated April 29, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *

10.24**	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.25**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.26**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.27**	Form of Restricted Share Award Agreement (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.28**	Restricted Share Award Agreement for Non-Employee Directors by and between Asbury Automotive Group, Inc. and Michael J. Durham, dated October 23, 2006 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

10.29	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.30	General Motors Dealer Sales and Service Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.31	Honda Automobile Dealer Sales and Service Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001.)*

10.32	Mercedes-Benz Passenger Car Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.33	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.34	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed with the SEC on October 12, 2001)*

10.35	Credit Agreement dated as of September 26, 2008, by and among Asbury Automotive Group, Inc., Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer and the other Lenders party thereto listed on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on October 2, 2008)*

10.36	Revolving Credit Agreement dated as of October 29, 2008, by and among Asbury Automotive Group, Inc., the Lenders listed therein and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2008)*

10.37	Registration Rights Agreement dated March 16, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 3.00% Senior Subordinated Convertible Notes due 2012 of Asbury Automotive Group, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

Exhibit Number	Description of Documents

10.38	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, by and between Asbury Automotive Group, Inc. and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.39	Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, by and between Asbury Automotive Group, Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.40	Exchange and Registration Rights Agreement dated March 26, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, Goldman, Sachs & Co. and Deutsche Bank Securities Inc., relating to the 7.625% Senior Subordinated Notes due 2017 of Asbury Automotive Group, Inc. (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.41	Master Loan Agreement by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of June 4, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.42	Unconditional Guaranty dated as of June 4, 2008, by and between Asbury Automotive Group, Inc. and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.43	Unconditional Guaranty dated as of June 4, 2008, by and between Asbury Automotive Group, Inc. and Wachovia Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.44	Purchase and Sale Agreement by and between the affiliates of AutoStar Realty Operating Partnership listed on Schedule 1.1.1 thereto, and Asbury Automotive Group, Inc. dated May 8, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.45	Modification Number One to Master Loan Agreement by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of December 1, 2008 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.46	Modification Number Two to Master Loan Agreement, dated as of May 7, 2009, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.47	Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, by and between Asbury Automotive Group, Inc., and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.48	Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, by and between Asbury Automotive Group, Inc., and Wachovia Bank Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.49	Limited Waiver by and among Asbury Automotive Group, Inc., each of the Subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, each of the Lenders listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, dated as of March 12, 2009 (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

Exhibit Number	Description of Documents

10.50	Limited Waiver by and among Asbury Automotive Group, Inc., Bank of America, N.A., as Administrative Agent for the Lenders and as Swing Line Lender and L/C Issuer, each of the Lenders listed on the signature pages thereto, and each of the Subsidiaries of Asbury Automotive Group, Inc. listed on the signature pages thereto, dated as of March 12, 2009 (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.51	Amendment No. 1 to Credit Agreement by and between Asbury Automotive Group, Inc. and JP Morgan Chase Bank, N. A., as administrative agent, and the other Lenders party thereto listed on the signature pages thereto, and Guarantors listed on the signature pages thereto, dated July 21, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2009)*

10.52	Amendment No. 1 to Credit Agreement by and between Asbury Automotive Group, Inc. and Bank of America, N. A., as administrative agent, swing line lender and L/C Issuer and the other Lenders party thereto listed on the signature pages thereto, and Subsidiary Guarantors listed on the signature pages thereto, dated July 22, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2009)*

21	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

23.2	Consent of Deloitte & Touche LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

**	Management contract or compensatory plan or arrangement.