Form 10-Q
period 2010-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2010-04-30
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 28, 2010 was 32,727,856 (net of 4,776,930 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29.4	$84.7
Contracts-in-transit	69.4	61.8
Accounts receivable (net of allowance of $1.7 and $0.8, respectively)	89.8	79.0
Inventories	498.3	499.7
Deferred income taxes	7.9	8.6
Assets held for sale	28.4	30.3
Other current assets	55.0	51.5

Total current assets	778.2	815.6
PROPERTY AND EQUIPMENT, net	440.9	449.1
DEFERRED INCOME TAXES, net of current portion	77.4	84.4
OTHER LONG-TERM ASSETS	50.1	51.8

Total assets	$1,346.6	$1,400.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$325.2	$357.7
Floor plan notes payable—non-trade	59.5	77.0
Current maturities of long-term debt	9.0	9.0
Accounts payable and accrued liabilities	139.3	148.2
Liabilities associated with assets held for sale	1.5	6.9

Total current liabilities	534.5	598.8
LONG-TERM DEBT	527.3	528.8
OTHER LONG-TERM LIABILITIES	32.3	29.7
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 37,500,929 and 37,200,557 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	459.4	457.3
Accumulated deficit	(126.4)	(133.8)
Treasury stock, at cost; 4,776,930 and 4,770,224 shares, respectively	(74.7)	(74.6)
Accumulated other comprehensive loss	(6.2)	(5.7)

Total shareholders’ equity	252.5	243.6

Total liabilities and shareholders’ equity	$1,346.6	$1,400.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
REVENUES:
New vehicle	$528.8	$432.6
Used vehicle	252.4	208.2
Parts and service	152.8	158.8
Finance and insurance, net	26.0	20.5

Total revenues	960.0	820.1
COST OF SALES:
New vehicle	493.0	405.4
Used vehicle	229.8	188.5
Parts and service	74.3	80.8

Total cost of sales	797.1	674.7

GROSS PROFIT	162.9	145.4
OPERATING EXPENSES:
Selling, general and administrative	129.1	120.7
Depreciation and amortization	5.7	5.9
Other operating income, net	(0.4)	(0.4)

Income from operations	28.5	19.2
OTHER EXPENSE:
Floor plan interest expense	(4.1)	(4.9)
Other interest expense	(9.5)	(9.8)
Convertible debt discount amortization	(0.4)	(0.5)

Total other expense, net	(14.0)	(15.2)

Income before income taxes	14.5	4.0
INCOME TAX EXPENSE	5.6	1.4

INCOME FROM CONTINUING OPERATIONS	8.9	2.6
DISCONTINUED OPERATIONS, net of tax	(1.5)	(2.3)

NET INCOME	$7.4	$0.3

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.28	$0.08
Discontinued operations	(0.05)	(0.07)

Net income	$0.23	$0.01

Diluted—
Continuing operations	$0.27	$0.08
Discontinued operations	(0.05)	(0.07)

Net income	$0.22	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32.2	32.1
Stock options	0.7	—
Restricted stock	0.2	0.2
Performance share units	0.1	0.1
Restricted share units	0.1	—

Diluted	33.3	32.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$7.4	$0.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities—
Depreciation and amortization	5.7	5.9
Stock-based compensation	1.9	1.5
Deferred income taxes	8.1	0.1
Loaner vehicle amortization	1.6	2.2
Other adjustments, net	3.9	1.1
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(7.6)	9.7
Accounts receivable	(17.5)	0.7
Proceeds from the sale of accounts receivable	5.8	5.4
Inventories	7.5	106.6
Other current assets	(12.9)	(11.1)
Floor plan notes payable—trade	(32.0)	(65.0)
Floor plan notes payable—trade divestitures	(5.9)	—
Accounts payable and accrued liabilities	(9.2)	(16.3)
Other long-term assets and liabilities, net	1.5	1.0

Net cash (used in) provided by operating activities	(41.7)	42.1
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3.4)	(2.2)
Proceeds from the sale of assets	9.6	3.2
Other investing activities	(0.2)	(0.4)

Net cash provided by investing activities	6.0	0.6
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	90.2	61.5
Floor plan repayments—non-trade	(107.6)	(103.3)
Floor plan repayments—non-trade divestitures	—	(2.9)
Proceeds from borrowings	—	0.9
Repayments of borrowings	(2.2)	(54.7)
Purchases of treasury stock associated with net share settlement of employee share-based awards	(0.1)	(0.1)
Proceeds from the exercise of stock options	0.1	—

Net cash used in financing activities	(19.6)	(98.6)

Net decrease in cash and cash equivalents	(55.3)	(55.9)
CASH AND CASH EQUIVALENTS, beginning of year	84.7	91.6

CASH AND CASH EQUIVALENTS, end of year	$29.4	$35.7

See Note 10 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

We are one of the largest automotive retailers in the United States, operating 107 franchises (80 dealership locations) in 20 metropolitan markets within 11 states as of March 31, 2010. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of March 31, 2010, we offered 38 domestic and foreign brands of new vehicles, including 7 heavy truck brands. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic and value brands. We also operate 25 collision repair centers that serve customers in our local markets.

Our retail network is made up of the following locally-branded dealership groups:

•	Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in Georgia;

•	McDavid dealerships operating in Texas;

•	North Point dealerships operating in Arkansas;

•	Plaza dealerships operating in Missouri; and

•	Gray-Daniels dealerships operating in Mississippi.

In addition to the dealership groups listed above, we also operated one luxury brand dealership in California as of March 31, 2010.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, estimates for inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, reserves for insurance programs, reserves for certain legal proceedings, realization of deferred tax assets and reserves for estimated tax liabilities.

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for a full year period. Our interim unaudited condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Contracts-In-Transit

Contracts-in-transit represent receivables from third-party finance companies for the portion of the vehicle purchase price from new and used vehicle sales financed by customers through sources arranged by us. Amounts due from contracts-in-transit are generally collected within the first two weeks following the sale of the related vehicles.

Revenue Recognition

Revenue from the sale of new and used vehicles (which excludes sales tax) is recognized upon delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts, service and collision repair work (which excludes sales tax) is recognized upon delivery of parts to the customer or at the time vehicle service or repair work is completed. Manufacturer incentives and rebates, including manufacturer holdbacks, floor plan interest assistance and certain advertising assistance, are recognized as a component of new vehicle cost of sales when earned, generally at the time the related vehicles are sold.

We receive commissions from third-party lending and insurance institutions for arranging customer financing and for the sale of vehicle service contracts, credit life insurance and disability insurance to customers, and other insurance offerings (collectively “F&I”). We may be charged back (“chargebacks”) for F&I commissions in the event a contract is prepaid, in default or terminated. F&I commissions are recorded at the time a vehicle is sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. F&I commissions, net of estimated chargebacks, are included in Finance and Insurance, net in the accompanying Condensed Consolidated Statements of Income.

Earnings per Common Share

Basic earnings per share is computed for all periods presented by dividing net income by our weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. There were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2.4 million and 4.9 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares of common stock, the premium received for selling the warrants was recorded as an increase to additional paid in capital, together with any cash received upon exercise. In addition, our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Notes”) are convertible into our common stock at a current conversion rate equal to $33.73 per share. The shares issuable upon exercise of these warrants and conversion of our 3% Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

Discontinued Operations

Certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets have been classified as Assets Held for Sale or Liabilities Associated with Assets Held for Sale, to the extent that they were held for sale, or associated with assets held for sale, at each balance sheet date. Amounts in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2009, have been reclassified to reflect the results of franchises sold subsequent to March 31, 2009 or held for sale as of March 31, 2010, as if we had classified those franchises as discontinued operations for all periods presented.

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

Loaner vehicle activity accounts for a significant portion of Other Current Assets on the accompanying Condensed Consolidated Statements of Cash Flows. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. While loaner vehicles are initially used by our service department in our business, these vehicles are used in such capacity for a short period of time (typically six to twelve months) before we sell them. Therefore we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status, they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Condensed Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventories on the accompanying Condensed Consolidated Statements of Cash Flows.

3. ACQUISITIONS

We did not acquire any dealerships during the three months ended March 31, 2010 or 2009.

During the three months ended March 31, 2010, we were awarded two Sprinter franchises, which were added to our Mercedes-Benz locations in St. Louis, Missouri and Tampa, Florida. We did not pay any amounts in connection with being awarded these two franchises.

4. INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2010	December 31, 2009
	(In millions)
New vehicles	$381.9	$394.2
Used vehicles	74.8	64.1
Parts and accessories	41.6	41.4

Total inventories	$498.3	$499.7

The lower of cost or market reserves reduced total inventory cost by $7.6 million and $7.4 million as of March 31, 2010 and December 31, 2009, respectively. In addition to the inventories shown above, we have $1.9 million and $7.0 million of inventory as of March 31, 2010 and December 31, 2009, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they are associated with franchises held for sale.

We received $4.1 million of interest credit assistance from certain automobile manufacturers during the three months ended March 31, 2010. Interest credit assistance reduced cost of sales (including amounts classified as discontinued operations) for the three months ended March 31, 2010, by $4.3 million and reduced new vehicle inventory by $3.5 million and $3.7 million as of March 31, 2010 and December 31, 2009, respectively.

5. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we intend to sell and the related mortgage notes payable, if applicable.

Assets associated with pending dispositions as of March 31, 2010, totaled $5.2 million, which includes $3.3 million of property and equipment assets. Liabilities associated with pending dispositions totaled $1.5 million as of March 31, 2010. During the three months ended March 31, 2010, we sold one franchise (one dealership location), and as of March 31, 2010, there was one franchise (one dealership location) pending disposition. Assets associated with pending dispositions as of December 31, 2009, totaled $12.8 million, which includes $5.8 million of property and equipment assets. Liabilities associated with pending dispositions as of December 31, 2009, totaled $6.9 million.

Real estate not currently used in our operations that we are actively marketing to sell totaled $23.2 million and $17.5 million as of March 31, 2010 and December 31, 2009, respectively. There were no liabilities associated with our real estate assets held for sale as of March 31, 2010 and December 31, 2009, respectively.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31, 2010	December 31, 2009
	(In millions)
Assets:
Inventories	$1.9	$7.0
Property and equipment, net	26.5	23.3

Total assets	28.4	30.3
Liabilities:
Floor plan notes payable	1.5	6.9

Total liabilities	1.5	6.9

Net assets held for sale	$26.9	$23.4

6. LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	March 31, 2010	December 31, 2009
	(In millions)
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $4.2 million and $4.5 million, respectively)	$175.2	$174.9
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($54.7 million face value, net of discounts of $4.5 million and $4.9 million, respectively)	50.2	49.8
Mortgage notes payable bearing interest at variable rates	167.7	169.9

	536.3	537.8
Less: current portion	(9.0)	(9.0)

Long-term debt	$527.3	$528.8

7. FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying amounts of our financial instruments, with the exception of our Senior Subordinated debt, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our long-term debt is based on reported market prices. A summary of the carrying values and fair values of our 8% Notes, 7.625% Notes and our 3% Notes are as follows:

	As of
	March 31, 2010	December 31, 2009
	(In millions)
Carrying Value:
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $4.2 million and $4.5 million, respectively)	$175.2	$174.9
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($54.7 million face value, net of discounts of $4.5 million and $4.9 million, respectively)	50.2	49.8

Total carrying value	$368.6	$367.9

Fair Value:
8% Senior Subordinated Notes due 2014	$178.1	$178.7
7.625% Senior Subordinated Notes due 2017	135.0	135.0
3% Senior Subordinated Convertible Notes due 2012	48.8	48.0

Total fair value	$361.9	$361.7

We have an interest rate swap with a current notional principal amount of $125.0 million. The swap was designed to provide a hedge against changes in interest rates on our variable rate floor plan notes payable through maturity in June 2013. This swap is collateralized by our assets that do not otherwise have a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and contains minor ineffectiveness.

We have a separate interest rate swap with a current notional principal amount of $12.1 million. The swap was designed to provide a hedge against changes in interest rates on our variable rate mortgage notes payable through maturity in June 2011. The notional value of this swap is reduced over its term. This interest rate swap qualifies for cash flow hedge accounting treatment and contains minor ineffectiveness.

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2010 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(2.2)	Floor plan interest expense	$(1.2)	$—	$—	NA
Interest rate swaps	$(0.1)	Other interest expense	$(0.1)	$—	$—	NA
Interest rate swaps	NA	Floor plan interest expense	NA	$(0.1)	$—	NA

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

On the basis of yield curve conditions as of March 31, 2010, we anticipate that the amount expected to be reclassified out of Accumulated Other Comprehensive Income (“AOCI”) into earnings in the next 12 calendar months will be a loss of $4.8 million. However, this anticipated $4.8 million loss relates to hedging activity that fixes the interest rates on only 25% of our variable rate debt, including floor plan notes payable and, therefore, if the current low interest rate environment continues, we believe we would experience a benefit from such interest rates on 75% of our variable rate debt.

Fair Values of Derivative Instruments on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$9.1
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.3

Fair Values of Derivative Instruments on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$8.1
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.3

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation. The inputs to this calculation are deemed to be level 2 inputs. In discounting expected future cash flows under the swap, the company adjusted the LIBOR-based yield curve’s implied discount rates to reflect the credit quality of the party bearing the cash flow obligation to pay.

Market Risk Disclosures as of March 31, 2010:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(8.8)
Interest Rate Swap*	$12.1	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.6)

Market Risk Disclosures as of December 31, 2009:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(7.8)
Interest Rate Swap*	$12.2	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.6)

*	This swap is amortizing. Immediately prior to maturity, its notional value will be $11.3 million.

8. COMPREHENSIVE INCOME (LOSS)

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended March 31,
	2010	2009
	(In millions)
Net income	$7.4	$0.3
Other comprehensive income:
Change in fair value of cash flow swaps	(1.0)	(2.3)
Amortization of expired cash flow swaps	0.1	0.1
Income tax benefit associated with cash flow swaps	0.4	1.0

Comprehensive income (loss)	$6.9	$(0.9)

9. DISCONTINUED OPERATIONS AND DIVESTITURES

During the three months ended March 31, 2010, we sold one franchise (one dealership location), and as of March 31, 2010, there was one franchise (one dealership location) pending disposition. The accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2009, has been reclassified to reflect the status of our discontinued operations as of March 31, 2010.

The following table provides further information regarding our discontinued operations as of March 31, 2010 (in millions):

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
	Sold/ Closed	Pending Disposition	Total	Sold/ Closed(a)	Pending Disposition(b)	Total
Franchises:
Mid-line domestic	—	—	—	7	—	7
Mid-line import	1	—	1	2	—	2
Luxury	—	1	1	2	1	3

Total	1	1	2	11	1	12

Revenues	$8.7	$4.1	$12.8	$51.6	$3.8	$55.4
Cost of sales	7.3	3.4	10.7	42.1	3.3	45.4

Gross profit	1.4	0.7	2.1	9.5	0.5	10.0
Operating expenses	3.8	0.5	4.3	12.7	0.5	13.2

(Loss) income from operations	(2.4)	0.2	(2.2)	(3.2)	—	(3.2)
Other expense, net	—	—	—	(0.7)	—	(0.7)
(Loss) gain on disposition	(0.2)	—	(0.2)	0.1	—	0.1

(Loss) income before income taxes	(2.6)	0.2	(2.4)	(3.8)	—	(3.8)
Income tax benefit (expense)	1.0	(0.1)	0.9	1.5	—	1.5

Discontinued operations, net of tax	$(1.6)	$0.1	$(1.5)	$(2.3)	$—	$(2.3)

(a)	Franchises were sold or closed between January 1, 2009 and March 31, 2010
(b)	Franchises were pending disposition as of March 31, 2010

10. SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2010 and 2009, we made interest payments, net of amounts capitalized, totaling $19.6 million and $21.8 million, respectively.

During the three months ended March 31, 2010, we did not make any income tax payments or receive any income tax refunds. During the three months ended March 31, 2009, we made income tax payments totaling $0.5 million.

During the three months ended March 31, 2010 and 2009, we sold $5.9 and $5.5 million, respectively, of trade receivables, each at a total discount of $0.1 million.

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

In some instances, manufacturers may have the right, and may direct us to implement costly capital improvements to dealerships as a condition upon entering into franchise agreements with them. Manufacturers also typically require that their franchises meet specific standards of appearance. These factors, either alone or in combination, could cause us to divert our financial resources to capital projects from uses that management believes may be of higher long-term value.

Our dealerships are party to dealer and framework agreements with the applicable vehicle manufacturer. In accordance with these agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships or the loss of any of these agreements could have a negative impact on our operating results.

Substantially all of our facilities are subject to federal, state and local provisions regarding the discharge of materials into the environment. Compliance with these provisions has not had, nor do we expect such compliance to have, any material effect upon our capital expenditures, net earnings, financial condition, liquidity or competitive position. We believe that our current practices and procedures for the control and disposition of such materials comply with applicable federal, state and local requirements. No assurances can be provided, however, that future laws or regulations, or changes in existing laws or regulations, would not require us to expend significant resources in order to comply therewith.

From time to time, we and our dealerships are involved, and expect to continue to be involved, in litigation, including class actions, involving the manufacture and sale of motor vehicles, including but not limited to the charging of administrative, service, processing or document preparation fees, employment-related claims, truth-in-lending practices, the operation of dealerships, contractual disputes, actions brought by governmental authorities and other matters arising in the ordinary course of our business. With respect to certain of the existing claims, the previous owners of certain dealerships we have acquired have agreed to indemnify us against any losses we may incur. We do not believe that the ultimate resolution of any known matters will have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures. However, the outcome of these matters cannot be predicted with certainty, and unfavorable resolution of one or more of these matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures.

In connection with the purchase of one franchise in the third quarter of 2007, we may be required to pay additional consideration to the seller if the franchise achieves specified net income levels in future periods. If payable, the additional consideration would be distributable annually through January 1, 2015, and the additional consideration could total up to approximately $2.5 million. The seller did not become our employee subsequent to the transaction and therefore this consideration is not contingent on employment. As of March 31, 2010 we have paid less than $0.1 million of additional consideration in connection with this dealership acquisition.

We have $12.0 million of letters of credit outstanding as of March 31, 2010, which are required by certain of our insurance providers. In addition, as of March 31, 2010, we maintain a $5.0 million surety bond line which we use in our ordinary course of business.

Other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt, (iv) interest on long-term debt, (v) deferred compensation obligations and (vi) employee compensation obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENT SAFE HARBOR

Certain of the discussions and information included in this report may constitute “forward-looking statements” within the meaning of the federal securities laws. Such statements can generally be identified by words such as “may,” “target,” “could,” “would,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee” and other similar words or phrases. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position, our business strategy and the expectations and assumptions of our management with respect to, among other things:

•	our ability to improve our margins and operating cash flows, and the availability of capital and liquidity;

•	our estimated future capital expenditures;

•	the economic recovery and its impact on our revenues and expenses;

•	our parts and service revenue due to, among other things, manufacturer recalls, the decline in U.S. SAAR and changes in business strategy and government regulations;

•	the variable nature of significant components of our cost structure and our advantageous brand mix;

•	our ability to decrease our exposure to regional economic downturns due to our geographic diversity and advantageous brand mix;

•	manufacturers’ willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to implement our dealer management system in a cost-efficient manner;

•	our acquisition and divestiture strategies;

•	the continued availability of floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing;

•	the continuation of industry-wide gains in market share of mid-line import brands, and industry-wide market share stability of luxury brands;

•	our ability to mitigate any future negative trends in vehicle sales; and

•	our ability to increase our net income as a result of the foregoing and other factors.

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

•	our relationship with, and the financial stability of, our lenders and lessors;

•	our ability to capitalize on our restructuring programs and other strategies;

•	high levels of competition in our industry, which may create additional pricing pressures on our products and services;

•	our ability to renew, and enter into new, framework and dealer agreements on terms acceptable to us;

•	our ability to attract and retain key personnel;

•	our ability to leverage gains from our dealership portfolio; and

•	significant disruptions in the financial markets, which may impact our ability to access capital.

Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Forward-looking statements also include, but are not limited to, those described under Item 1A entitled, “Risk Factors” in our Annual Report on Form

10-K for the year ended December 31, 2009, and in other filings made from time to time with the SEC by us. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statements.

OVERVIEW

We are one of the largest automotive retailers in the United States, operating 107 franchises (80 dealership locations) in 20 metropolitan markets within 11 states as of March 31, 2010. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of March 31, 2010, we offered 38 domestic and foreign brands of new vehicles, including 7 heavy truck brands. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic and value brands. We also operate 25 collision repair centers that serve customers in our local markets.

Our retail network is made up of the following locally-branded dealership groups:

•	Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in Georgia;

•	McDavid dealerships operating in Texas;

•	North Point dealerships operating in Arkansas;

•	Plaza dealerships operating in Missouri; and

•	Gray-Daniels dealerships operating in Mississippi.

In addition to the dealership groups listed above, we also operated one luxury brand dealership in California as of March 31, 2010.

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

Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, our strong brand mix and the production of attractive products by automotive manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices, product availability and unemployment. We believe that the impact on our business of any future negative trends in new vehicle sales will be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our advantageous brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. However, the recent economic slowdown has resulted in reduced vehicle sales across all brands.

Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margins than used vehicle sales and sales of parts and service. As a result, when used vehicle and parts and service revenue increases as a percentage of total revenue, we expect our overall gross profit margin to increase.

Selling, general and administrative (“SG&A”) expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions), or controllable (such as advertising), generally allowing us to adapt to changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit. We continue to focus on expense control, although such efforts may not keep pace with lower gross profit in the event that our sales volumes decline or margins come under pressure.

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

During 2009, the automotive retail market was impacted by weak economic conditions in the U.S. and globally, including turmoil in the credit markets, broad declines in the equity markets, reduced consumer confidence, rising unemployment and continued weakness in the housing market. The seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S., which was over 16.0 million from 1999 to 2007, decreased to approximately 10.4 million in 2009. However, the automotive retail market began to show signs of improvement in the first quarter of 2010, as new vehicle SAAR improved to 11.0 million, as compared to 9.5 million in the first quarter of 2009.

We expect the U.S. automotive retail market will experience a modest recovery in 2010, as we believe that the majority of automotive manufacturers have stabilized production levels in response to the economic slowdown and will focus on using a combination of vehicle pricing and financing incentive programs to increase demand in 2010, although no assurance can be provided in this regard. Additionally, based on our historical results, we anticipate that mid-line import brands, which comprised approximately 48% of our light vehicle revenues in the first quarter of 2010, will continue to increase their share of the U.S. market, and that luxury brands, which comprised approximately 37% of our light vehicle revenues in the first quarter of 2010, will maintain a strong presence in the market.

We believe that our financial condition remains strong with total available liquidity of $203.7 million as of March 31, 2010, including cash and cash equivalents of $29.4 million and borrowing availability of $174.3 million under our various credit facilities. From time to time our total available liquidity is impacted by management’s decision to use excess cash to repay floor plan notes payable prior to the sale of the related vehicle to maximize the return on our cash. Our available liquidity decreased by $39.5 million between December 31, 2009 and March 31, 2010, primarily as a result of increased floor plan repayment activity. In addition, we have no material long-term debt maturities until September 2012.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

	For the Three Months Ended March 31,
	2010	2009	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$528.8	$432.6	$96.2	22%
Used vehicle	252.4	208.2	44.2	21%
Parts and service	152.8	158.8	(6.0)	(4)%
Finance and insurance, net	26.0	20.5	5.5	27%

Total revenues	960.0	820.1	139.9	17%
GROSS PROFIT:
New vehicle	35.8	27.2	8.6	32%
Used vehicle	22.6	19.7	2.9	15%
Parts and service	78.5	78.0	0.5	1%
Finance and insurance, net	26.0	20.5	5.5	27%

Total gross profit	162.9	145.4	17.5	12%
OPERATING EXPENSES:
Selling, general and administrative	129.1	120.7	8.4	7%
Depreciation and amortization	5.7	5.9	(0.2)	(3)%
Other operating income, net	(0.4)	(0.4)	—	—

Income from operations	28.5	19.2	9.3	48%
OTHER EXPENSE:
Floor plan interest expense	(4.1)	(4.9)	(0.8)	(16)%
Other interest expense	(9.5)	(9.8)	(0.3)	(3)%
Convertible debt discount amortization	(0.4)	(0.5)	(0.1)	(20)%

Total other expense, net	(14.0)	(15.2)	(1.2)	(8)%

Income before income taxes	14.5	4.0	10.5	NM
INCOME TAX EXPENSE	5.6	1.4	4.2	NM

INCOME FROM CONTINUING OPERATIONS	8.9	2.6	6.3	NM
DISCONTINUED OPERATIONS, net of tax	(1.5)	(2.3)	0.8	35%

NET INCOME	$7.4	$0.3	$7.1	NM

Income from continuing operations per common share—Diluted	$0.27	$0.08	$0.19	NM

Net income per common share—Diluted	$0.22	$0.01	$0.21	NM

	For the Three Months Ended March 31,
	2010	2009
REVENUE MIX PERCENTAGES:
New light vehicles	50.1%	48.3%
New heavy trucks	5.0%	4.5%
Used retail light vehicles	21.3%	20.6%
Used retail heavy trucks	0.2%	0.2%
Used light vehicle wholesale	4.7%	4.4%
Used heavy truck wholesale	0.1%	0.1%
Parts and service—light vehicle	14.2%	17.5%
Parts and service—heavy truck	1.7%	1.9%
Finance and insurance, net—light vehicle	2.7%	2.5%

Total revenue	100.0%	100.0%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	20.9%	17.6%
New heavy trucks	1.0%	1.1%
Used retail light vehicles	14.0%	13.4%
Used retail heavy trucks	—%	(0.1)%
Used light vehicle wholesale	0.2%	0.5%
Used heavy truck wholesale	(0.3)%	(0.3)%
Parts and service—light vehicle	45.1%	50.3%
Parts and service—heavy truck	3.1%	3.4%
Finance and insurance, net—light vehicle	16.0%	14.0%
Finance and insurance, net—heavy truck	—%	0.1%

Total gross profit	100.0%	100.0%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	79.3%	83.0%

Net income and income from continuing operations increased $7.1 million and $6.3 million, respectively, during the first quarter of 2010, as compared to the first quarter of 2009, primarily as a result of (i) a $17.5 million (12%) increase in gross profit, (ii) a 370 basis point decrease in SG&A expenses as percentage of gross profit, (iii) a $0.8 million (16%) decrease in floor plan interest expense and (iv) a $0.3 million (3%) decrease in other interest expense. Our loss from discontinued operations decreased $0.8 million, net of tax, during the first quarter of 2010 as compared to the first quarter of 2009, primarily related to a decrease in the number of dealerships included in discontinued operations in the first quarter of 2010 as compared to the first quarter of 2009.

The $6.3 million increase in income from continuing operations was primarily the result of increased gross profit across all four of our business lines in the 2010 period. The $17.5 million (12%) increase in total gross profit was primarily a result of an $8.6 million (32%) increase in new vehicle gross profit, a $5.5 million (27%) increase in F&I gross profit and a $2.9 million (15%) increase in used vehicle gross profit. Our total gross profit margin decreased 70 basis points to 17.0%, principally as a result of a mix shift to our lower margin new and used vehicle businesses. Our total light vehicle gross profit margin decreased 70 basis points to 17.5%.

The $139.9 million (17%) increase in total revenue was primarily a result of a $96.2 million (22%) increase in new vehicle revenue and a $44.2 million (21%) increase in used vehicle revenue. The increase in new vehicle revenue includes an $84.8 million (21%) increase in same store light vehicle revenue and an $11.4 million (31%) increase in heavy truck revenue. The increase in used vehicle revenue includes a $35.7 million (21%) increase in same store light vehicle retail revenue and an $8.9 million (25%) increase in same store light vehicle wholesale revenue.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2010	2009
	(In millions)
Revenue:
New vehicle revenue—same store(1)
Luxury	$179.2	$142.5	$36.7	26%
Mid-line import	227.9	189.8	38.1	20%
Mid-line domestic	67.4	59.2	8.2	14%
Value	6.4	4.6	1.8	39%

Total new light vehicle revenue—same store(1)	480.9	396.1	84.8	21%
Heavy truck	47.9	36.5	11.4	31%

Total new vehicle revenue—same store(1)	528.8	432.6	96.2	22%
New vehicle revenue—acquisitions	—	—

Total new vehicle revenue, as reported	$528.8	$432.6	$96.2	22%

Gross profit:
New vehicle gross profit—same store(1)
Luxury	$15.0	$9.8	$5.2	53%
Mid-line import	13.9	11.3	2.6	23%
Mid-line domestic	5.0	4.2	0.8	19%
Value	0.2	0.3	(0.1)	(33)%

Total new light vehicle gross profit—same store(1)	34.1	25.6	8.5	33%
Heavy truck	1.7	1.6	0.1	6%

Total new vehicle gross profit—same store(1)	35.8	27.2	8.6	32%
New vehicle gross profit—acquisitions	—	—

Total new vehicle gross profit, as reported	$35.8	$27.2	$8.6	32%

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2010	2009
New vehicle units:
New vehicle retail units—same store(1)
Luxury	3,715	3,076	639	21%
Mid-line import	9,059	7,690	1,369	18%
Mid-line domestic	1,792	1,763	29	2%
Value	304	204	100	49%

Total new light vehicle retail units—same store(1)	14,870	12,733	2,137	17%
Fleet vehicles	486	459	27	6%

Total new light vehicle units—same store(1)	15,356	13,192	2,164	16%
Heavy truck	1,059	584	475	81%

Total new vehicle units—same store(1)	16,415	13,776	2,639	19%
Total new vehicle units—acquisitions	—	—

New vehicle units—actual	16,415	13,776	2,639	19%

Total new light vehicle units—same store(1)	15,356	13,192	2,164	16%
Total new light vehicle units—acquisitions	—	—

Total new light vehicle units	15,356	13,192	2,164	16%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2010	2009
Revenue per new light vehicle sold—same store(1)	$31,317	$30,026	$1,291	4%

Revenue per new heavy truck sold	$45,231	$62,500	$(17,269)	(28)%

Revenue per new vehicle sold—same store(1)	$32,214	$31,402	$812	3%

Gross profit per new light vehicle sold—same store(1)	$2,221	$1,941	$280	14%

Gross profit per new heavy truck sold	$1,605	$2,740	$(1,135)	(41)%

Gross profit per new vehicle sold—same store(1)	$2,181	$1,974	$207	10%

New light vehicle gross margin—same store(1)	7.1%	6.5%	0.6%	9%

New heavy truck gross margin	3.5%	4.4%	(0.9)%	(20)%

New vehicle gross margin—same store(1)	6.8%	6.3%	0.5%	8%

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $96.2 million (22%) increase in new vehicle revenue was primarily the result of an $84.8 million (21%) increase in same store light vehicle revenue due to a 17% increase in same store light vehicle retail unit sales and a 4% increase in revenue per new light vehicle sold. We believe that our increase in new vehicle retail unit sales was primarily driven by a favorable comparison with an overall weak economic environment in the first quarter of 2009, as well as increased consumer confidence, less stringent consumer lending standards and financing incentive programs by certain manufacturers. Unit volumes increased across each of our brand segments, consistent with overall U.S. vehicle sales.

New vehicle SAAR, increased to 11.0 million during the first quarter of 2010 as compared to 9.5 million in the first quarter of 2009. We expect a modest recovery of overall U.S. vehicle sales in 2010, as mid-line import brands are expected to continue to gain market share and luxury brands to maintain current sales levels.

The $8.6 million (32%) increase in new vehicle gross profit was due to an $8.5 million (33%) increase in same store light vehicle gross profit, resulting from a 17% increase in same store light vehicle retail unit sales and a 60 basis point (9%) increase in same store light vehicle gross margin. We experienced significant increases in gross profit across all of our major light vehicle brands, and a slight increase in gross profit from our heavy truck brands.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)
Light vehicles	$204.9	$169.2	$35.7	21%
Heavy truck	1.4	1.9	(0.5)	(26)%

Total used vehicle retail revenues—same store(1)	206.3	171.1	35.2	21%
Used vehicle retail revenues—acquisitions	—	—

Total used vehicle retail revenues	206.3	171.1	35.2	21%
Used vehicle wholesale revenues—same store(1)
Light vehicles	45.2	36.3	8.9	25%
Heavy truck	0.9	0.8	0.1	13%

Total used vehicle wholesale revenues—same store(1)	46.1	37.1	9.0	24%
Used vehicle wholesale revenues—acquisitions	—	—

Total used vehicle wholesale revenues	46.1	37.1	9.0	24%

Used vehicle revenue, as reported	$252.4	$208.2	$44.2	21%

Gross profit:
Used vehicle retail gross profit—same store(1)
Light vehicles	$22.7	$19.5	$3.2	16%
Heavy truck	—	(0.1)	0.1	100%

Total used vehicle retail gross profit—same store(1)	22.7	19.4	3.3	17%
Used vehicle retail gross profit—acquisitions	—	—

Total used vehicle retail gross profit	22.7	19.4	3.3	17%
Used vehicle wholesale gross profit—same store(1)
Light vehicles	0.3	0.7	(0.4)	(57)%
Heavy truck	(0.4)	(0.4)	—	—%

Total used vehicle wholesale gross profit—same store(1)	(0.1)	0.3	(0.4)	(133)%
Used vehicle wholesale gross profit—acquisitions	—	—

Total used vehicle wholesale gross profit	(0.1)	0.3	(0.4)	(133)%

Used vehicle gross profit, as reported	$22.6	$19.7	$2.9	15%

Used vehicle retail units:
Used vehicle retail units—same store(1)
Light vehicles	10,897	9,542	1,355	14%
Heavy truck	69	60	9	15%

Total used vehicle retail units—same store(1)	10,966	9,602	1,364	14%
Used vehicle retail units—acquisitions	—	—

Used vehicle retail units—actual	10,966	9,602	1,364	14%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2010	2009
Revenue per used light vehicle retailed—same store(1)	$18,803	$17,732	$1,071	6%

Revenue per used heavy truck retailed	$20,290	$31,667	$(11,377)	(36)%

Revenue per used vehicle retailed—same store(1)	$18,813	$17,819	$994	6%

Gross profit per used light vehicle retailed—same store(1)	$2,083	$2,044	$39	2%

Gross profit per used heavy truck retailed	$—	$(1,667)	$1,667	100%

Gross profit per used vehicle retailed—same store(1)	$2,070	$2,020	$50	2%

Used light vehicle retail gross margin—same store(1)	11.1%	11.5%	(0.4)%	(3)%

Used heavy truck retail gross margin	—%	(5.3)%	5.3%	100%

Used vehicle retail gross margin—same store(1)	11.0%	11.3%	(0.3)%	(3)%

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $44.2 million (21%) increase in used vehicle revenue includes a $35.7 million (21%) increase in same store light vehicle retail revenue and an $8.9 million (25%) increase in same store light vehicle wholesale revenue. The $2.9 million (15%) increase in used vehicle gross profit was primarily the result of a $3.2 million (16%) increase in same store light vehicle retail gross profit, partially offset by a $0.4 million (57%) decrease in same store light vehicle wholesale gross profit. We believe that the increase in used light vehicle retail revenue and gross profit was driven primarily by unit volume increases that reflected increased consumer confidence and a favorable comparison to an overall weak economic environment in the first quarter of 2009. In addition, we have begun to see the benefit of several store-level programs initiated during 2009, including inventory management practices that allow us to offer a wider selection of used vehicle inventory to our customers. Light vehicle used retail revenue per vehicle retailed (“PVR”) increased 6%, while light vehicle retail gross profit PVR increased 2%.

We believe our used vehicle inventory has become more closely aligned with consumer demand, with approximately 32 days of supply in our inventory as of March 31, 2010, as compared to approximately 38 days sales in our inventory as of March 31, 2009. We expect that maintaining our current level of used vehicle inventory, based on days supply, positions us well to deliver improved used vehicle profitability. In addition, we continue to focus on aligning our used vehicle inventory to meet consumer demands by offering vehicles at varying price points, including Certified Pre-Owned (“CPO”) vehicles, traditional used vehicles and lower cost vehicles obtained through trade-ins.

Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions)

Revenue:
Parts and service revenues—same store(1)
Light vehicles	$136.2	$143.2	$(7.0)	(5)%
Heavy truck	16.6	15.6	1.0	6%

Total parts and service revenue—same store(1)	152.8	158.8	(6.0)	(4)%
Parts and service revenues—acquisitions	—	—

Parts and service revenue, as reported	$152.8	$158.8	$(6.0)	(4)%

Gross profit:
Parts and service gross profit—same store(1)
Light vehicles	$73.5	$73.1	$0.4	1%
Heavy truck	5.0	4.9	0.1	2%

Total parts and service gross profit—same store(1)	78.5	78.0	0.5	1%
Parts and service gross profit—acquisitions	—	—

Parts and service gross profit, as reported	$78.5	$78.0	$0.5	1%

Light vehicle parts and service gross margin—same store(1)	54.0%	51.0%	3.0%	6%

Heavy truck parts and service gross margin	30.1%	31.4%	(1.3)%	(4)%

Parts and service gross margin—same store(1)	51.4%	49.1%	2.3%	5%

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $6.0 million (4%) decrease in parts and service revenues was primarily due to a decrease in our warranty business as well as a decrease in our customer pay business. The $0.5 million (1%) increase in parts and service gross profit was due to a 300 basis point increase in our light vehicle parts and service gross margin primarily as a result of increased gross profit from reconditioning of used vehicles. We believe the decrease in customer pay revenue is a result of customers continuing to delay maintenance visits and large repair work as they continue to limit non-essential spending, as well a decrease in the population of vehicles in the market due to decreased unit sales in the last two years. We believe the decrease in our warranty business reflects improvements in the quality of vehicles produced in recent years, as well as the lower number of vehicles under warranty due to reduced overall sales in recent periods and the related expiration of warranties on late model vehicles. As a result of the significant decline in U.S. vehicle sales over the past two years our parts and service business may continue to be adversely impacted for the next several years.

Same store customer pay parts and service revenue decreased $1.6 million (2%), while same store customer pay parts and service gross profit increased $2.1 million (4%). Revenue and gross profit from our warranty business decreased $4.0 million (13%) and $1.5 million (10%), respectively, on a same store basis. Revenue and gross profit from our wholesale parts business decreased $0.4 million (1%) and $0.1 million (1%), respectively, on a same store basis.

We continue to focus on improving our customer pay business over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2010	2009
	(In millions, except for per vehicle data)
Dealership generated F&I, net—same store(1)
Light vehicles	$25.4	$20.0	$5.4	27%
Heavy truck	—	0.1	(0.1)	(100)%

Dealership generated F&I—same store(1)	25.4	20.1	5.3	26%
Dealership generated F&I—acquisitions	—	—

Dealership generated F&I, net	25.4	20.1	5.3	26%
Corporate generated F&I	0.6	0.4	0.2	50%

Finance and insurance, net as reported	$26.0	$20.5	$5.5	27%

Dealership generated light vehicle F&I per vehicle sold—same store(1) (2)	$968	$880	$88	10%

Dealership generated F&I per vehicle sold— same store(1) (2)	$928	$860	$68	8%

Light vehicle F&I per vehicle sold—same store(1)	$990	$897	$93	10%

Heavy truck F&I per vehicle sold	—	$155	$(155)	(100)%

F&I per vehicle sold—same store(1)	$950	$877	$73	8%

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.
(2)	Dealership generated F&I per vehicle sold excludes Corporate generated F&I.

We evaluate our dealership generated F&I performance on a per vehicle sold basis by dividing dealership generated F&I gross profit by the number of vehicles sold during the period. We also evaluate F&I gross profit from our portfolio of consumer loans, as well as any gains related to the sale of our remaining interest in certain contracts (collectively, “Corporate generated F&I”). Beginning in 2009, we discontinued issuing new consumer loans for the purchase of used vehicles and began managing the wind-down of our existing loan portfolio, which totaled $6.5 million as of March 31, 2010. F&I increased $5.5 million (27%) during the first quarter of 2010 as compared to 2009, due to (i) a 16% increase in same store light vehicle retail unit sales and (ii) a 10% increase in same store dealership generated light vehicle F&I per vehicle sold.

The increase in dealership generated F&I per vehicle sold was primarily attributable to results from our continued focus on (a) improving our F&I results at our lower-performing stores by increasing the training of our F&I personnel and implementing best practices initiatives, including a certification process for our F&I personnel and (b) continuing to refine and enhance the menu of products we offer our customers. We also benefited from less stringent lending standards and other market factors in the first quarter of 2010, which allowed more of our customers to take advantage of a broader array of finance and insurance products.

Selling, General and Administrative—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2010	% of Gross Profit	2009	% of Gross Profit
	(Dollars in millions)
Personnel costs	$62.0	38.1%	$58.8	40.4%	$3.2	(2.3)%
Sales compensation	15.2	9.3%	13.0	8.9%	2.2	0.4%
Share-based compensation	1.9	1.2%	1.5	1.0%	0.4	0.2%
Outside services	11.4	7.0%	10.1	6.9%	1.3	0.1%
Advertising	6.8	4.2%	6.5	4.5%	0.3	(0.3)%
Rent	11.3	6.9%	10.0	6.9%	1.3	—%
Utilities	4.3	2.6%	4.5	3.1%	(0.2)	(0.5)%
Insurance	2.6	1.6%	4.5	3.1%	(1.9)	(1.5)%
Other	13.6	8.4%	11.8	8.2%	1.8	0.2%

Selling, general and administrative—same store(1)	129.1	79.3%	120.7	83.0%	8.4	(3.7)%
Acquisitions	—		—

Selling, general and administrative—actual	$129.1	79.3%	$120.7	83.0%	$8.4	(3.7)%

Gross Profit—same store(1)	$162.9		$145.4

Gross Profit—actual	$162.9		$145.4

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 79.3% for the first quarter of 2010, as compared to 83.0% for the first quarter of 2009. The 370 basis point decrease was primarily a result of (i) a 230 basis point decrease in personnel costs as a result of leveraging our fixed expenses, restructuring costs in the first quarter of 2009 which did not recur in the 2010 period and lower fixed compensation expense resulting from the elimination of our regional management structure and staffing reductions and (ii) a 150 basis point decrease in insurance costs as a result of improved loss experience, favorable results from insurance policy renewals and a reduction in the number of dealerships we operate. We are also currently engaged in numerous store-level productivity initiatives to improve our profitability, including the transition to a common dealership management system and the consolidation of certain dealership accounting functions.

Floor Plan Interest Expense—

The $0.8 million (16%) decrease in floor plan interest expense was attributable to a lower average balance of new vehicle inventory and the lower short-term interest rate environment. Additionally, during the three months ended March 31, 2010, we used excess cash to repay floor plan notes payable prior to the sale of the related vehicle.

Other Interest Expense—

The $0.3 million (3%) decrease in other interest expense was primarily attributable to lower average indebtedness outstanding as a result of the repurchase of $7.3 million of our 3% Notes in the fourth quarter of 2009, the repayment of $8.0 million of mortgage notes payable in the third quarter of 2009 and scheduled principal repayments of mortgage notes payable.

Income Tax Expense—

The $4.2 million increase in income tax expense was primarily a result of the $10.5 million increase in income before income taxes in the first quarter of 2010 as compared to the first quarter of 2009. Our effective tax rate increased from 35.0% for the 2009 period to 38.6% for the 2010 period. The 360 basis point increase was primarily the result of a reduction of certain tax reserves during the first quarter of 2009. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Excluding the impact of permanent differences between book and tax income and based upon our current expectation of 2010 income before income taxes, we expect our effective income tax rate will be between 38% and 40% for 2010.

Discontinued Operations—

During the first quarter of 2010, we sold one franchise (one dealership location), and as of March 31, 2010, there was one franchise (one dealership location) pending disposition. The $1.5 million, net of tax, net loss from discontinued operations during the first quarter of 2010 was the result of (i) $1.4 million, net of tax, of net operating losses of franchises sold or pending disposition as of March 31, 2010, including rent expense of idle facilities and legal expenses associated with franchises sold prior to March 31, 2010 and (ii) a $0.1 million, net of tax, loss on the sale of one franchise (one dealership location).

The $2.3 million, net of tax, net loss from discontinued operations during the first quarter of 2009 includes $2.4 million of net operating losses of franchises sold or pending disposition as of March 31, 2010, including rent expense of idle facilities and legal expenses associated with franchises sold prior to March 31, 2010, partially offset by a $0.1 million, net of tax, gain on the sale of two franchises (one dealership location).

We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic divestitures from time to time.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had total available liquidity of $203.7 million, including cash and cash equivalents of $29.4 million and borrowing availability of $174.3 million under our various credit facilities. From time to time our total available liquidity is impacted by management’s decision to use excess cash to repay floor plan notes payable prior to the sale of the related vehicle to maximize the return on our cash. Our available liquidity decreased by $39.5 million between December 31, 2009 and March 31, 2010, primarily as a result of increased floor plan repayment activity. The total borrowing capacity under our credit facilities of $200.0 million is limited by a borrowing base calculation and, from time to time, may be further limited by certain financial covenants. Our financial covenants currently do not further limit our availability under our credit facilities. For a detailed discussion of our financial covenants, see “Covenants” below.

We continuously evaluate our liquidity position based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current borrowing availability under our revolving credit facilities, floor plan facilities and mortgage financing and (iv) potential proceeds from future asset sales. We believe we will have sufficient liquidity to meet our debt service and working capital requirements, commitments and contingencies, debt repayments and repurchases, acquisitions, capital expenditures and any seasonal operating requirements for at least the next twelve months.

We have the following material credit facilities, mortgage notes, senior subordinated notes and inventory financing facilities as of March 31, 2010. For a more detailed description of the material terms of our various debt agreements, refer to the “Floor Plan Notes Payable” and “Long-Term Debt” footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

•

Mortgage notes - $167.7 million of mortgage notes payable to Wachovia Bank, National Association, a national banking association, and Wachovia Financial Services, Inc., a North Carolina corporation (collectively referred to as, “Wachovia”) and certain other mortgagors. These mortgage notes payable are secured by the related underlying property.

•

3% Senior Subordinated Convertible Notes due 2012 (“3% Notes”) - $54.7 million in aggregate principal amount of our 3% Notes outstanding, offset by $4.5 million of an unamortized discount. We pay interest on the 3% Notes on March 15 and September 15 of each year until their maturity on September 15, 2012.

•

8% Senior Subordinated Notes due 2014 (“8% Notes”) - $179.4 million in aggregate principal amount of our 8% Notes outstanding, offset by $4.3 million of hedging activity. We pay interest on the 8% Notes on March 15 and September 15 of each year until their maturity on March 15, 2014.

•

7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•

Inventory financing (“Floor plan”) facilities - $326.7 million outstanding with lenders affiliated with the manufacturers from which we purchase new vehicles, including $1.5 million classified as Liabilities Associated with Assets Held for Sale, and $59.5 million outstanding with lenders not affiliated with any such manufacturers. The availability under our floor plan facilities is not limited, with the exception of an $18.0 million limitation in aggregate borrowings for the purchase of Chrysler, Dodge and Jeep new vehicle inventory and a $30.0 million limitation in aggregate borrowings for the purchase of Hyundai, Kia, Audi, Porsche, Volkswagen, Land Rover and Jaguar new vehicle inventory.

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

Covenants

We are subject to a number of financial covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our financial covenants as of March 31, 2010.

Our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility and certain of our mortgages and/or guarantees related to such mortgages include financial covenants with requirements as set forth in the table below (capitalized terms represent terms defined in the applicable agreements). In July 2009, we amended the BofA Revolving Credit Facility, which among other things, eliminated the total leverage ratio and reduced the fixed charge coverage ratio from 1.20 to 1.00, to 1.10 to 1.00 for each four fiscal quarter period ending on or before September 30, 2010. For periods ending after September 30, 2010, the fixed charge coverage ratio will return to 1.20 to 1.00. At our option and with 30 days’ written notice, the indebtedness limitation, as described above, may be lifted in conjunction with the total leverage ratio being reinstated at any time after April 30, 2010, to the terms as set forth in the BofA Revolving Credit Facility prior to the July 2009 amendment.

	Requirement	March 31, 2010	Pass / Fail
Current Ratio	> 1.20 to 1	1.71	Pass
Fixed Charge Coverage Ratio	> 1.10 to 1	1.65	Pass
Consolidated Total Senior Leverage Ratio	< 3.00 to 1	1.45	Pass

Our guarantees under the Wachovia Master Loan Agreement include certain financial covenants with requirements as set forth in the table below (capitalized terms represent terms defined in the agreements). In May 2009, we amended the Wachovia Master Loan Agreement, which among other things, eliminated the requirement that we comply with the total leverage ratio, but imposed significant additional limitations on our ability to incur new indebtedness. At our option and with 30 days’ written notice, the indebtedness limitation, as described above, may be lifted in conjunction with the total leverage ratio being reinstated to the terms as set forth in the Wachovia Master Loan Agreement prior to the May 2009 amendment.

	Requirement	March 31, 2010	Pass / Fail
Current Ratio	> 1.20 to 1	1.69	Pass
Fixed Charge Coverage Ratio	> 1.20 to 1	1.74	Pass
Adjusted Net Worth	> $350.0 million	$633.9 million	Pass

Certain of our lease agreements include financial covenants with the requirements in the table below (capitalized terms represent terms defined in the applicable agreements) and incorporate by reference the financial covenants set forth in the BofA Revolving Credit Facility.

	Requirement	March 31, 2010	Pass / Fail
Current Ratio	> 1.20 to 1	1.78	Pass
EBITDAR Ratio	> 1.50 to 1	2.16	Pass

Share Repurchase

We repurchased 6,706 shares of our common stock for $0.1 million from employees in connection with a net share settlement feature of employee share-based awards during the first quarter of 2010.

Cash Flow

Classification of Cash Flows Associated with Floor Plan Notes Payable

Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the entity from which we purchase a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as “floor plan notes payable—non-trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the entity from which we purchase new vehicles (collectively referred to as “floor plan notes payable – trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the entity from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the entity from which we purchased the related inventory.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan lenders require amounts borrowed for the purchase of a vehicle to be repaid within a specified time period after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors ( i.e., if our competitors have a different mix of trade and non-trade floor plan financing as compared to us). In addition, we include all floor plan borrowings and repayments in our internal operating cash flow forecasts. As a result, we use the non-GAAP measure “cash provided by operating activities, as adjusted” to compare our results to forecasts. We believe that splitting the cash flows of floor plan notes payable between operating activities and financing activities, while all new vehicle inventory activity is included in operating activities results in significantly different operating cash flow than if all the cash flows of floor plan notes payable are classified together in operating activities.

Cash provided by operating activities, as adjusted, has material limitations. Cash provided by operating activities, as adjusted, includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the entity from which we purchase the related vehicle. Cash provided by operating activities, as adjusted, may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures.

We have provided a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Three Months Ended March 31,
	2010	2009
	(In millions)
Reconciliation of Cash (used in) provided by Operating Activities to Cash (used in) provided by Operating Activities, as adjusted
Net cash (used in) provided by operating activities, as reported	$(41.7)	$42.1
New vehicle floor plan borrowings (repayments)—non-trade, net	(16.8)	(41.8)
Floor plan notes payable—trade divestitures	5.9	—

Net cash (used in) provided by operating activities, as adjusted	$(52.6)	$0.3

Operating Activities—

Net cash used in operating activities totaled $41.7 million and net cash used in operating activities, as adjusted, totaled $52.6 million during the three months ended March 31, 2010. Net cash provided by operating activities totaled $42.1 million and net cash provided by operating activities, as adjusted, totaled $0.3 million during the three months ended March 31, 2009. Net cash used in or provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory.

The $52.9 million decrease in our cash provided by operating activities, as adjusted, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily the result of the following;

•	$35.1 million related to the timing of collection of accounts receivable and contracts-in-transit,

•	$41.1 million related to the timing of sale of inventory and repayment of the related floor plan notes payable,

The decrease in our cash provided by operating activities, as adjusted, was primarily offset by the following;

•	$17.5 million increase in net income adjusted for non-cash items.

•	$7.1 million increase related to the timing of payment of accounts payable and accrued expenses.

Investing Activities—

Net cash provided by investing activities totaled $6.0 million and $0.6 million for the three months ending March 31, 2010 and 2009, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sale of property and equipment.

Capital expenditures were $3.4 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively. Our capital investments consisted of upgrades of our existing facilities and equipment purchases. We expect that capital expenditures during 2010 will total approximately $25.0 million.

Proceeds from the sale of assets totaled $9.6 million and $3.2 million for the three months ended March 31, 2010 and 2009, respectively. We continuously monitor the profitability and market value of our dealerships and, under certain conditions, may strategically divest non-profitable dealerships.

Financing Activities—

Net cash used in financing activities totaled $19.6 million and $98.6 million during the three months ended March 31, 2010 and 2009, respectively.

During the first three months of 2010 and 2009, repayments of borrowings amounted to $2.2 million and $54.7 million, respectively. The repayments of borrowings during the three months ended March 31, 2009, were primarily related to a $50.0 million repayment of borrowings from our BofA Revolving Credit Facility. During the three months ended March 31, 2009, proceeds from borrowings amounted to $0.9 million.

During the three months ended March 31, 2009, we repaid $2.9 million of non-trade floor plan notes payable associated with sale of dealerships.

Pending Acquisitions and Divestitures

As of March 31, 2010, one franchise (one dealership location) was pending disposition. Assets associated with pending dispositions totaled $5.2 million as of March 31, 2010. Liabilities associated with pending dispositions totaled $1.5 million as of March 31, 2010.

Assets and liabilities held for sale also includes real estate not currently used in our operations that we currently intend to sell, and totaled $23.2 million as of March 31, 2010.

Stock Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 8% Notes and our 7.625% Notes, and the agreements governing our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. Such limits are calculated by adding 50% of cumulative net income or subtracting 100% of cumulative net losses (the “Cumulative Net Income Basket”); however, under our most restrictive covenant we may spend $15.0 million in addition to amounts provided by the Cumulative Net Income Basket to repurchase common stock or pay dividends. As of March 31, 2010, our ability to repurchase common stock or pay dividends was limited to $2.2 million under our most restrictive covenant. In addition, notwithstanding the limitations mentioned above, we may spend up to $2.0 million per year to repurchase common stock.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the years presented other than those disclosed in Note 11 of our accompanying Condensed Consolidated Financial Statements.

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

Cash provided by operating activities, as adjusted

Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the entity from which we purchase a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as “floor plan notes payable—non-trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the entity from which we purchase new vehicles (collectively referred to as “floor plan notes payable—trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the entity from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the entity from which we purchased the related inventory.

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan lenders require amounts borrowed for the purchase of a vehicle to be repaid within a specified period after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan financing as compared to us). In addition, we include all floor plan borrowings and repayments in our internal operating cash flow forecasts. As a result, we use the non-GAAP measure “cash provided by operating activities, as adjusted” to compare our results to forecasts. We believe that splitting the cash flows of floor plan notes payable between operating activities and financing activities, while all new vehicle inventory activity is included in operating activities results in significantly different operating cash flow than if all the cash flows of floor plan notes payable are classified together in operating activities.

Cash provided by operating activities, as adjusted, has material limitations. Cash provided by operating activities, as adjusted, includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the entity from which we purchase the related vehicle. Cash provided by operating activities, as adjusted, may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures.

We have provided a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Three Months Ended March 31,
	2010	2009
	(In millions)
Reconciliation of Cash (used in) provided by Operating Activities to Cash (used in) provided by Operating Activities, as adjusted
Net cash (used in) provided by operating activities, as reported	$(41.7)	$42.1
New vehicle floor plan borrowings (repayments)—non-trade, net	(16.8)	(41.8)
Floor plan notes payable—trade divestitures	5.9	—

Net cash (used in) provided by operating activities, as adjusted	$(52.6)	$0.3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on our $416.9 million of total variable rate debt (including floor plan notes payable) outstanding as of March 31, 2010, a 1% change in interest rates would result in a change of approximately $4.2 million to our annual other interest expense.

Hedging Risk—

We have an interest rate swap with a current notional principal amount of $125.0 million. The swap was designed to provide a hedge against changes in interest rates on our variable rate floor plan notes payable through maturity in June 2013. This swap is collateralized by our assets that do not otherwise have a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and contains minor ineffectiveness.

We have a separate interest rate swap with a current notional principal amount of $12.1 million. The swap was designed to provide a hedge against changes in interest rates on our variable rate mortgage notes payable through maturity in June 2011. The notional value of this swap is reduced over its term. This interest rate swap qualifies for cash flow hedge accounting treatment and contains minor ineffectiveness.

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2010 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(2.2)	Floor plan interest expense	$(1.2)	$—	$—	NA
Interest rate swaps	$(0.1)	Other interest expense	$(0.1)	$—	$—	NA
Interest rate swaps	NA	Floor plan interest expense	NA	$(0.1)	$—	NA

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

On the basis of yield curve conditions as of March 31, 2010, we anticipate that the amount expected to be reclassified out of Accumulated Other Comprehensive Income (“AOCI”) into earnings in the next 12 calendar months will be a loss of $4.8 million. However, this anticipated $4.8 million loss relates to hedging activity that fixes the interest rates on only 25% of our variable rate debt, including floor plan notes payable and, therefore, if the current low interest rate environment continues we believe we would experience a benefit from such interest rates on 75% of our variable rate debt.

Fair Values of Derivative Instruments on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$9.1
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.3

Fair Values of Derivative Instruments on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009 (in millions):

Derivatives Designed as Hedging Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$8.1
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.3

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation. The inputs to this calculation are deemed to be level 2 inputs. In discounting expected future cash flows under the swap, the company adjusted the LIBOR-based yield curve’s implied discount rates to reflect the credit quality of the party bearing the cash flow obligation to pay.

Market Risk Disclosures as of March 31, 2010:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(8.8)
Interest Rate Swap*	$12.1	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.6)

Market Risk Disclosures as of December 31, 2009:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(7.8)
Interest Rate Swap*	$12.2	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.6)

*	This swap is amortizing. Immediately prior to maturity, its notional value will be $11.3 million.

In connection with the sale of our 3% Notes, we entered into convertible note hedge transactions with respect to our common stock with Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”). The convertible note hedge transactions require the Counterparties to deliver to us, subject to customary anti-dilution adjustments, all shares issuable upon conversion of the 3% Notes. The effect of the convertible note hedge transactions is to unwind the conversion feature of the 3% Notes. Under the terms of the convertible note hedge transactions we will receive shares from the Counterparties in the event of a conversion of our 3% Notes. As of March 31, 2010, in connection with the repurchase of $53.0 million of 3% Notes since their issuance, a pro-rata portion of the convertible note hedges have been terminated.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of such period, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the chief executive officer and the chief financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

There was no change in our internal control over financial reporting during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Other Information

Retirement of Philip R. Johnson, Vice President, Human Resources

On April 28, 2010, we issued a press release announcing the retirement of Philip R. Johnson, our Vice President, Human Resources, and the appointment of Joseph G. Parham as Mr. Johnson’s successor. A copy of the press release is attached to this Form 10-Q as Exhibit 99.1 and incorporated herein by reference.

Amendment of the Asbury Automotive Group, Inc. 2002 Equity Incentive Plan

Our 2002 Equity Incentive Plan (the “Plan”) was amended to (i) add a minimum vesting period of three years for performance-based and nonperformance-based full value awards; (ii) limit the number of full value awards granted without the minimum vesting period to 10% of the shares available for award under the Plan as of February 17, 2010, the date of the Plan amendment; and (iii) provide that the administration of the Plan and awards granted thereunder may be delegated to a committee of one or more independent directors, rather than the entire Board. The First Amendment to the Plan is attached hereto as Exhibit 10.2, and the Amended and Restated Plan is attached hereto as Exhibit 10.3, both of which are incorporated herein by reference.

Form of Director and Officer Indemnification Agreement

In connection with the renewal of our director and officer (“D&O”) insurance policy, on April 27, 2010, the Board approved the form of Director and Officer Indemnification Agreement (the “D&O Indemnification Agreement”) attached hereto as Exhibit 10.7 and incorporated herein by reference. The D&O Indemnification Agreement has been updated to reflect developments in applicable law, but does not differ materially from the form of agreement currently in effect between us and our directors and officers.

Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 27, 2010. The matters listed below were submitted to a vote of the stockholders through the solicitation of proxies, and the proposals are described in detail in the Company’s proxy statement filed with the Securities and Exchange Commission on March 26, 2010. The final results of the stockholder votes are as follows:

Proposal 1 – Election of Directors

The following individuals were elected to serve as Class II directors of the Board to hold office until the 2013 Annual Meeting of Stockholders:

	Total Vote For Each Director	Total Vote Withheld From Each Director	Broker Non-Votes
Thomas C. DeLoach, Jr.	25,624,198	315,636	2,725,588
Philip F. Maritz	25,623,488	316,346	2,725,588
Jeffrey I. Wooley	24,177,781	1,762,053	2,725,588

Proposal 2 – Ratification of appointment of Ernest & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2010.

The stockholders ratified the appointment of Ernest & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2010.

For	28,649,397
Against	12,937
Abstain	3,088
Broker Non-Votes	None

Item 5.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

10.1	Amended and Restated Employment Agreement between Charles R. Oglesby and Asbury Automotive Group, Inc., dated as of March 22, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2010)*

10.2	First Amendment to the Amended and Restated 2002 Equity Incentive Plan, dated as of February 17,2010

10.3	Amended and Restated 2002 Equity Incentive Plan

10.4	Form of Performance Share Unit Award Agreement

10.5	Form of Restricted Share Award Agreement

10.6	Form of Restricted Stock Unit Award Agreement

10.7	Form of Director and Officer Indemnification Agreement

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated April 28, 2010

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: April 29, 2010	By:	/S/ CHARLES R. OGLESBY
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

Date: April 29, 2010	By:	/S/ CRAIG T. MONAGHAN
	Name:	Craig T. Monaghan
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

10.1	Amended and Restated Employment Agreement between Charles R. Oglesby and Asbury Automotive Group, Inc., dated as of March 22, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2010)*

10.2	First Amendment to the Amended and Restated 2002 Equity Incentive Plan

10.3	Amended and Restated 2002 Equity Incentive Plan

10.4	Form of Performance Share Unit Award Agreement

10.5	Form of Restricted Share Award Agreement

10.6	Form of Restricted Stock Unit Award Agreement

10.7	Form of Director and Officer Indemnification Agreement

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated April 28, 2010

*	Incorporated by reference.