Form 10-Q
period 2010-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2010-07-28
CIK 1144980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 26, 2010 was 32,744,541 (net of 4,790,488 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value and share data)

(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27.0	$84.7
Contracts-in-transit	63.1	61.8
Accounts receivable (net of allowance of $0.8)	81.5	79.0
Inventories	517.2	499.7
Deferred income taxes	7.2	8.6
Assets held for sale	20.0	30.3
Other current assets	52.6	51.5

Total current assets	768.6	815.6
PROPERTY AND EQUIPMENT, net	441.9	449.1
DEFERRED INCOME TAXES, net of current portion	78.5	84.4
OTHER LONG-TERM ASSETS	49.7	51.8

Total assets	$1,338.7	$1,400.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$294.5	$357.7
Floor plan notes payable—non-trade	57.3	77.0
Current maturities of long-term debt	21.5	9.0
Accounts payable and accrued liabilities	153.4	148.2
Liabilities associated with assets held for sale	—	6.9

Total current liabilities	526.7	598.8
LONG-TERM DEBT	513.4	528.8
OTHER LONG-TERM LIABILITIES	32.9	29.7
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 37,535,029 and 37,200,557 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	460.7	457.3
Accumulated deficit	(113.6)	(133.8)
Treasury stock, at cost; 4,790,488 and 4,770,224 shares, respectively	(74.9)	(74.6)
Accumulated other comprehensive loss	(6.9)	(5.7)

Total shareholders’ equity	265.7	243.6

Total liabilities and shareholders’ equity	$1,338.7	$1,400.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
New vehicle	$587.7	$514.7	$1,118.6	$949.7
Used vehicle	285.9	241.3	539.7	450.4
Parts and service	157.7	158.3	310.8	317.5
Finance and insurance, net	30.4	22.5	56.5	43.1

Total revenues	1,061.7	936.8	2,025.6	1,760.7
COST OF SALES:
New vehicle	548.9	480.3	1,043.8	888.0
Used vehicle	261.7	221.3	492.8	410.7
Parts and service	75.2	79.8	149.6	160.7

Total cost of sales	885.8	781.4	1,686.2	1,459.4

GROSS PROFIT	175.9	155.4	339.4	301.3
OPERATING EXPENSES:
Selling, general and administrative	134.6	125.1	264.2	246.3
Depreciation and amortization	5.6	5.9	11.3	11.8
Other operating income, net	(0.4)	(0.4)	(0.8)	(0.8)

Income from operations	36.1	24.8	64.7	44.0
OTHER EXPENSE:
Floor plan interest expense	(4.0)	(4.6)	(8.1)	(9.5)
Other interest expense	(9.5)	(9.1)	(18.9)	(19.0)
Convertible debt discount amortization	(0.4)	(0.5)	(0.8)	(0.9)
Interest income	0.1	0.1	0.1	0.1

Total other expense, net	(13.8)	(14.1)	(27.7)	(29.3)

Income before income taxes	22.3	10.7	37.0	14.7
INCOME TAX EXPENSE	8.6	4.1	14.3	5.5

INCOME FROM CONTINUING OPERATIONS	13.7	6.6	22.7	9.2
DISCONTINUED OPERATIONS, net of tax	(0.9)	(1.1)	(2.5)	(3.4)

NET INCOME	$12.8	$5.5	$20.2	$5.8

EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.43	$0.20	$0.70	$0.29
Discontinued operations	(0.03)	(0.03)	(0.07)	(0.11)

Net income	$0.40	$0.17	$0.63	$0.18

Diluted—
Continuing operations	$0.42	$0.20	$0.69	$0.28
Discontinued operations	(0.03)	(0.03)	(0.07)	(0.10)

Net income	$0.39	$0.17	$0.62	$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32.2	32.2	32.2	32.1
Stock options	0.5	0.7	0.5	0.4
Restricted stock	0.2	0.2	0.1	0.4
Performance share units	0.1	0.1	—	0.1

Diluted	33.0	33.2	32.8	33.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$20.2	$5.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities—
Depreciation and amortization	11.3	11.8
Stock-based compensation	3.1	0.9
Deferred income taxes	8.1	16.7
Loaner vehicle amortization	3.2	4.2
Other adjustments, net	7.4	2.8
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(1.3)	9.4
Accounts receivable	(14.1)	(14.2)
Proceeds from the sale of accounts receivable	11.6	10.8
Inventories	(0.9)	158.3
Other current assets	(20.7)	(41.4)
Floor plan notes payable—trade	(64.2)	(121.5)
Floor plan notes payable—trade divestitures	(5.9)	(7.7)
Accounts payable and accrued liabilities	4.8	(8.4)
Other long-term assets and liabilities, net	0.3	1.6

Net cash (used in) provided by operating activities	(37.1)	29.1

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(7.5)	(4.8)
Proceeds from the sale of assets	11.2	22.2
Other investing activities	(0.4)	(0.5)

Net cash provided by investing activities	3.3	16.9

CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	189.8	164.0
Floor plan repayments—non-trade	(209.5)	(199.3)
Floor plan repayments—non-trade divestitures	—	(2.9)
Proceeds from borrowings	—	0.9
Repayments of borrowings	(4.2)	(57.3)
Payments of debt issuance costs	—	(1.1)
Purchases of treasury stock associated with net share settlement of employee share-based awards	(0.3)	(0.1)
Proceeds from the exercise of stock options	0.3	0.1

Net cash used in financing activities	(23.9)	(95.7)

Net decrease in cash and cash equivalents	(57.7)	(49.7)
CASH AND CASH EQUIVALENTS, beginning of period	84.7	91.6

CASH AND CASH EQUIVALENTS, end of period	$27.0	$41.9

See Note 10 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

We are one of the largest automotive retailers in the United States, operating 107 franchises (80 dealership locations) in 20 metropolitan markets within 11 states as of June 30, 2010. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of June 30, 2010, we offered 38 domestic and foreign brands of new vehicles, including 7 heavy truck brands. Our new light vehicle brand mix for the six months ended June 30, 2010 was weighted 84% towards luxury and mid-line import brands, with the remaining 16% consisting of domestic and value brands. We also operate 25 collision repair centers that serve customers in our local markets.

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

In addition to the dealership groups listed above, we also operated one luxury brand dealership in California as of June 30, 2010.

In May 2010, Ford announced that it would be ceasing production of its Mercury brand vehicles by the end of the 2010 calendar year, effectively discontinuing the Mercury franchise. We do not believe that the planned discontinuation of the Mercury brand will have a material impact on our condensed consolidated financial statements.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly and the effects of revisions, if any, are reflected in the financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, estimates for inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, reserves for insurance programs, reserves for certain legal proceedings, realization of deferred tax assets and reserves for estimated tax liabilities.

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, have been included. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim, or any full year period. Our unaudited interim condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Contracts-In-Transit

Contracts-in-transit represent receivables from third-party finance companies for the portion of the vehicle purchase price from new and used vehicle sales financed by customers through sources arranged by us. Amounts due from contracts-in-transit are generally collected within two weeks following the date of sale of the related vehicle.

Revenue Recognition

Revenue from the sale of new and used vehicles (which excludes sales tax) is recognized upon the latest of delivery, passage of title, signing of the sales contract and approval of financing. Revenue from the sale of parts, service and collision repair work (which excludes sales tax) is recognized upon delivery of parts to the customer or at the time vehicle service or repair work is completed, as applicable. Manufacturer incentives and rebates, including manufacturer holdbacks, floor plan interest assistance and certain advertising assistance, are recognized as a component of new vehicle cost of sales when earned, generally at the time the related vehicles are sold.

We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, credit life insurance and disability insurance to customers, and other insurance offerings (collectively “F&I”). We may be charged back (“chargebacks”) for F&I commissions in the event a contract is prepaid, in default or terminated. F&I commissions are recorded at the time a vehicle is sold and a reserve for future chargebacks is established based on historical chargeback experience and the termination provisions of the applicable contracts. F&I commissions, net of estimated chargebacks, are included in Finance and Insurance, net in the accompanying Condensed Consolidated Statements of Income.

Earnings per Common Share

Basic earnings per share is computed for all periods presented by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2.4 million and 4.9 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares of common stock, the premium received for selling the warrants was recorded as an increase to additional paid in capital, together with any cash received upon exercise. In addition, our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Notes”) are convertible into our common stock at a current conversion rate equal to $33.73 per share. The shares issuable upon exercise of these warrants and conversion of our 3% Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. The maximum number of shares issuable upon conversion of our 3% Notes as of June 30, 2010 was 2.2 million shares.

Discontinued Operations

Certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets have been classified as Assets Held for Sale or Liabilities Associated with Assets Held for Sale, to the extent that they were held for sale, or associated with assets held for sale, at each balance sheet date. Amounts in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 have been reclassified to reflect the results of franchises sold subsequent to June 30, 2009 as if we had classified those franchises as discontinued operations for all periods presented.

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

3. ACQUISITIONS

We did not acquire any dealerships during the six months ended June 30, 2010 or 2009.

During the six months ended June 30, 2010, we were awarded two Sprinter franchises, which were added to our Mercedes-Benz locations in St. Louis, Missouri and Tampa, Florida. We did not pay any amount in connection with being awarded these two franchises.

4. INVENTORIES

Inventories consist of the following:

	As of
	June 30, 2010	December 31, 2009
	(In millions)
New vehicles	$400.6	$394.2
Used vehicles	73.5	64.1
Parts and accessories	43.1	41.4

Total inventories	$517.2	$499.7

The lower of cost or market reserves reduced total inventory cost by $6.3 million and $7.4 million as of June 30, 2010 and December 31, 2009, respectively. In addition to the inventories shown above, we have $7.0 million of inventory as of December 31, 2009 classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they were associated with franchises held for sale.

We received $9.1 million of interest credit assistance from certain automobile manufacturers during the six months ended June 30, 2010. Interest credit assistance reduced cost of sales (including amounts classified as discontinued operations) for the six months ended June 30, 2010 by $9.1 million and reduced new vehicle inventory by $3.7 million as of June 30, 2010 and December 31, 2009.

5. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we intend to sell and the related mortgage notes payable, if applicable.

During the six months ended June 30, 2010, we sold one franchise (one dealership location), and as of June 30, 2010, there were no franchises pending disposition. Assets associated with pending dispositions as of December 31, 2009 totaled $12.8 million, which includes $5.8 million of property and equipment assets. Liabilities associated with pending dispositions as of December 31, 2009 totaled $6.9 million.

Real estate not currently used in our operations that we are actively marketing to sell totaled $20.0 million and $17.5 million as of June 30, 2010 and December 31, 2009, respectively. There were no liabilities associated with our real estate assets held for sale as of June 30, 2010 or December 31, 2009, respectively.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	June 30, 2010	December 31, 2009
	(In millions)
Assets:
Inventories	$—	$7.0
Property and equipment, net	20.0	23.3

Total assets	20.0	30.3
Liabilities:
Floor plan notes payable	—	6.9

Total liabilities	—	6.9

Net assets held for sale	$20.0	$23.4

6. LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	June 30, 2010	December 31, 2009
	(In millions)
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $4.0 million and $4.5 million, respectively)	$175.4	$174.9
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($54.7 million face value, net of discounts of $4.1 million and $4.9 million, respectively)	50.6	49.8
Mortgage notes payable bearing interest at variable rates	165.7	169.9

	534.9	537.8
Less: current portion	(21.5)	(9.0)

Long-term debt	$513.4	$528.8

7. FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying values of our financial instruments, with the exception of the various series of our Senior Subordinated Notes, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our long-term debt is based on reported market prices. A summary of the carrying values and fair values of our 8% Senior Subordinated Notes due 2014 (the “8% Notes”), 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”) and our 3% Notes are as follows:

	As of
	June 30, 2010	December 31, 2009
	(In millions)
Carrying Value:
8% Senior Subordinated Notes due 2014	$175.4	$174.9
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012	50.6	49.8

Total carrying value	$369.2	$367.9

Fair Value:
8% Senior Subordinated Notes due 2014	$171.0	$178.7
7.625% Senior Subordinated Notes due 2017	133.2	135.0
3% Senior Subordinated Convertible Notes due 2012	45.8	48.0

Total fair value	$350.0	$361.7

We have an interest rate swap with a notional principal amount of $125.0 million as of June 30, 2010. The swap was designed to provide a hedge against changes in interest rates on our variable rate floor plan notes payable through maturity in June 2013. This swap is collateralized by our assets that do not otherwise have a first priority lien granted on such assets. This interest rate swap qualifies for cash flow hedge accounting treatment and contains minor ineffectiveness.

We have a separate interest rate swap with a notional principal amount of $11.9 million as of June 30, 2010. The swap was designed to provide a hedge against changes in interest rates on our variable rate mortgage notes payable through maturity in June 2011. The notional value of this swap is reduced over its term. This interest rate swap qualifies for cash flow hedge accounting treatment and contains minor ineffectiveness.

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the three months ended June 30, 2010 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(2.6)	Floor plan interest expense	$(1.2)	$—	$—	N/A
Interest rate swaps	$—	Other interest expense	$(0.1)	$—	$—	N/A
Interest rate swaps	N/A	Floor plan interest expense	N/A	$(0.1)	$—	N/A

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the three months ended June 30, 2009 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$1.8	Floor plan interest expense	$(1.2)	$—	$—	N/A
Interest rate swaps	$—	Other interest expense	$(0.1)	$—	$—	N/A
Interest rate swaps	N/A	Floor plan interest expense	N/A	$(0.2)	$—	N/A

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the six months ended June 30, 2010 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(4.8)	Floor plan interest expense	$(2.4)	$—	$—	N/A
Interest rate swaps	$(0.1)	Other interest expense	$(0.2)	$—	$—	N/A
Interest rate swaps	N/A	Floor plan interest expense	N/A	$(0.2)	$—	N/A

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the six months ended June 30, 2009 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings– Active Swaps	Amount Reclassified from AOCI to Earnings– Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(1.4)	Floor plan interest expense	$(2.2)	$—	$—	N/A
Interest rate swaps	$(0.1)	Other interest expense	$(0.2)	$—	$—	N/A
Interest rate swaps	N/A	Floor plan interest expense	N/A	$(0.3)	$—	N/A

On the basis of yield curve conditions as of June 30, 2010, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $4.7 million. However, this anticipated $4.7 million loss relates to hedging activity that fixes the interest rates on only 27% of our variable rate debt, including floor plan notes payable and, therefore, if the current low interest rate environment continues, we believe we would experience a benefit from such interest rates on 73% of our variable rate debt.

Fair Values of Derivative Instruments on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives Designed as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$10.0
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.7

Fair Values of Derivative Instruments on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives Designed as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$8.1
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.3

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

Market Risk Disclosures as of June 30, 2010:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Amount	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(10.2)
Interest Rate Swap*	$11.9	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.5)

Market Risk Disclosures as of December 31, 2009:

Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Amount	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(7.8)
Interest Rate Swap*	$12.2	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.6)

*	This swap is amortizing. Immediately prior to maturity, its notional value will be $11.3 million.

8. COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$12.8	$5.5	$20.2	$5.8
Other comprehensive income (loss):
Change in fair value of cash flow swaps	(1.3)	3.0	(2.3)	0.7
Amortization of expired cash flow swaps	0.1	0.2	0.2	0.3
Income tax benefit (expense) associated with cash flow swaps	0.5	(1.3)	0.9	(0.3)

Comprehensive income	$12.1	$7.4	$19.0	$6.5

9. DISCONTINUED OPERATIONS AND DIVESTITURES

During the six months ended June 30, 2010, we sold one franchise (one dealership location), and as of June 30, 2010, there were no franchises pending disposition. The accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 have been reclassified to reflect the status of our discontinued operations as of June 30, 2010.

The following table provides further information regarding our discontinued operations as of June 30, 2010 (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Franchises:
Mid-line domestic	—	6	—	7
Mid-line import	—	2	1	2
Luxury	—	1	—	2

Total	—	9	1	11

Revenues	$—	$43.9	$8.8	$95.5
Cost of sales	—	36.8	7.4	79.0

Gross profit	—	7.1	1.4	16.5
Operating expenses	1.5	11.6	5.2	24.5

Loss from operations	(1.5)	(4.5)	(3.8)	(8.0)
Other expense, net	—	(0.2)	—	(0.6)
Gain on disposition	—	2.9	(0.2)	3.0

Loss before income taxes	(1.5)	(1.8)	(4.0)	(5.6)
Income tax benefit	0.6	0.7	1.5	2.2

Discontinued operations, net of tax	$(0.9)	$(1.1)	$(2.5)	$(3.4)

10. SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2010 and 2009, we made interest payments, net of amounts capitalized, totaling $25.2 million and $28.6 million, respectively.

During the six months ended June 30, 2010, we made income tax payments totaling $5.0 million. During the six months ended June 30, 2009, we made income tax payments, net of refunds received, totaling $1.1 million.

During the six months ended June 30, 2010 and 2009, we sold $11.9 million and $11.1 million, respectively, of trade receivables, each at a total discount of $0.3 million.

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

From time to time, we and our dealerships are involved, and expect to continue to be involved, in litigation, including class actions, in the ordinary course of our business and relating to the manufacture and sale of motor vehicles, including but not limited to the practice of charging administrative, service, processing or document preparation fees, employment-related claims, truth-in-lending practices, contractual disputes, actions brought by governmental authorities and other matters. With respect to certain existing claims, the previous owners of certain dealerships we have acquired have agreed to indemnify us against any losses we may incur. We do not believe that the ultimate resolution of any known matters will have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures. However, the outcome of these matters cannot be predicted with certainty, and unfavorable resolution of one or more of these matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures.

In connection with the purchase of one franchise in the third quarter of 2007, we may be required to pay additional consideration to the seller if the franchise achieves specified net income levels in future periods. If payable, the additional consideration would be distributable annually through January 1, 2015, and the additional consideration could total up to approximately $2.5 million. The seller did not become our employee subsequent to the transaction and therefore this consideration is not contingent on employment. As of June 30, 2010, we have paid less than $0.1 million of additional consideration in connection with this dealership acquisition.

We have $12.0 million of letters of credit outstanding as of June 30, 2010, which are required by certain of our insurance providers. In addition, as of June 30, 2010, we maintain a $5.0 million surety bond line which we use in our ordinary course of business.

In April 2010, a tornado severely damaged a dealership building in Yazoo City, Mississippi with a book value of $1.5 million. We estimate that the tornado caused approximately $0.8 million of damage. The building was insured for replacement cost as part of our property insurance policy and, as a result, we expect to receive insurance proceeds totaling between $4.5 million to $5.0 million. The building was associated with a former dealership location and was included in Assets Held for Sale as of June 30, 2010. We recorded the following items in Discontinued Operations, net on the accompanying Condensed Consolidated Statement of Income for the three months ended June 30, 2010; a $0.8 million loss on the impairment in value and demolition costs of the building, which was offset by a $0.8 million gain on probable insurance proceeds equal to the costs of the damage. We are in the process of finalizing negotiations but expect to receive the remaining insurance proceeds in the third quarter of 2010 and expect to recognize the related gain in Discontinued Operations, net at that time.

Other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt, (iv) interest on long-term debt, (v) deferred compensation obligations and (vi) employee compensation obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENT SAFE HARBOR

Certain of the discussions and information included in this report may constitute “forward-looking statements” within the meaning of the federal securities laws. Such statements can generally be identified by words such as “may,” “target,” “could,” “would,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee” and other similar words or phrases. Forward-looking statements are statements that are not historical in fact and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position, our business strategy and the expectations and assumptions of our management with respect to, among other things:

•	our ability to improve our margins and operating cash flows, and the availability of capital and liquidity;

•	our estimated future capital expenditures;

•	the timing of any economic recovery and its impact on our revenues and expenses;

•	our parts and service revenue due to, among other things, manufacturer recalls, the decline in U.S. SAAR and changes in business strategy and government regulations;

•	the variable nature of significant components of our cost structure;

•	our ability to decrease our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers’ willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to implement our dealer management system in a cost-efficient manner;

•	our acquisition and divestiture strategies;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing;

•	the continuation of industry-wide gains in market share of mid-line import brands, and industry-wide market share stability of luxury brands;

•	our ability to mitigate any future negative trends in vehicle sales; and

•	our ability to increase our net income as a result of the foregoing and other factors.

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

•

our ability to generate sufficient cash flows, maintain our liquidity and obtain additional funds for working capital, capital expenditures, acquisitions, debt maturities and other corporate purposes, if necessary;

•	our ability to refinance any of our indebtedness on terms, and in amounts, that are favorable to us;

•	our continued ability to comply with any covenants in various of our financing and lease agreements, or to obtain waivers of these covenants, as necessary;

•

our relationships with, and the reputation, financial health and viability of vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationship with, and the financial stability of, our lenders and lessors;

•	high levels of competition in our industry, which may create additional pricing pressures on our products and services;

•	our ability to renew, and enter into new, framework and dealer agreements with manufacturers whose brands we sell, on terms acceptable to us;

•	our ability to attract and retain key personnel;

•	our ability to leverage gains from our dealership portfolio; and

•	significant disruptions in the financial markets, which may impact our ability to access capital.

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

OVERVIEW

We are one of the largest automotive retailers in the United States, operating 107 franchises (80 dealership locations) in 20 metropolitan markets within 11 states as of June 30, 2010. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of June 30, 2010, we offered 38 domestic and foreign brands of new vehicles, including 7 heavy truck brands. Our new light vehicle brand mix for the six months ended June 30, 2010 was weighted 84% towards luxury and mid-line import brands, with the remaining 16% consisting of domestic and value brands. We also operate 25 collision repair centers that serve customers in our local markets.

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

In addition to the dealership groups listed above, we also operated one luxury brand dealership in California as of June 30, 2010.

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

Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of attractive products by automotive manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices, product availability and unemployment. We believe that the impact on our business of any future negative trends in new vehicle sales will be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. However, the recent economic slowdown has resulted in reduced vehicle sales across all brands.

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

Selling, general and administrative (“SG&A”) expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions), or controllable (such as advertising), generally allowing us to adapt to changes and expected changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit. We continue to focus on expense control, although such efforts may not keep pace with lower gross profit in the event that our sales volumes decline or margins come under pressure.

During 2009, the automotive retail market was impacted by weak economic conditions in the United States and globally, including turmoil in the credit markets, broad declines in the equity markets, reduced consumer confidence, rising unemployment and continued weakness in the housing market. The seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the United States, which was over 16.0 million from 1999 to 2007, decreased to approximately 10.4 million for 2009. However, new vehicle sales in the U.S. have begun to show signs of improvement in 2010, as the new vehicle SAAR improved to 11.1 million for the first half of 2010, as compared to 9.6 million for the first half of 2009.

We expect that U.S. new vehicle sales will continue to experience a modest recovery in 2010, as we believe that the majority of automotive manufacturers have stabilized production levels in response to the economic slowdown and will focus on using a combination of vehicle pricing, financing incentive and leasing programs to increase demand in 2010, although no assurance can be provided in this regard. Additionally, we believe that our new light vehicle revenue brand mix, which included approximately 48% from mid-line import brands and 36% from luxury brands in the second quarter of 2010, is well positioned for growth over the long term.

We had total available liquidity of $260.0 million as of June 30, 2010, including cash and cash equivalents of $27.0 million, borrowing availability of $166.0 million under our various credit facilities and $67.0 of availability under new vehicle floor plan offset accounts with certain of our floor plan lenders. For further discussion of our floor plan offset accounts, please refer to “Liquidity” below. In addition, we have no material long-term debt maturities until September 2012.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

	For the Three Months Ended June 30,
	2010	2009	Increase (Decrease)	% Change
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$587.7	$514.7	$73.0	14%
Used vehicle	285.9	241.3	44.6	18%
Parts and service	157.7	158.3	(0.6)	—%
Finance and insurance, net	30.4	22.5	7.9	35%

Total revenues	1,061.7	936.8	124.9	13%
GROSS PROFIT:
New vehicle	38.8	34.4	4.4	13%
Used vehicle	24.2	20.0	4.2	21%
Parts and service	82.5	78.5	4.0	5%
Finance and insurance, net	30.4	22.5	7.9	35%

Total gross profit	175.9	155.4	20.5	13%
OPERATING EXPENSES:
Selling, general and administrative	134.6	125.1	9.5	8%
Depreciation and amortization	5.6	5.9	(0.3)	(5%)
Other operating income, net	(0.4)	(0.4)	—	—%

Income from operations	36.1	24.8	11.3	46%
OTHER EXPENSE:
Floor plan interest expense	(4.0)	(4.6)	(0.6)	(13%)
Other interest expense	(9.5)	(9.1)	0.4	4%
Convertible debt discount amortization	(0.4)	(0.5)	(0.1)	(20%)
Interest income	0.1	0.1	—	—%

Total other expense, net	(13.8)	(14.1)	(0.3)	(2%)

Income before income taxes	22.3	10.7	11.6	108%
INCOME TAX EXPENSE	8.6	4.1	4.5	110%

INCOME FROM CONTINUING OPERATIONS	13.7	6.6	7.1	108%
DISCONTINUED OPERATIONS, net of tax	(0.9)	(1.1)	0.2	18%

NET INCOME	$12.8	$5.5	$7.3	133%

Income from continuing operations per common share—Diluted	$0.42	$0.20	$0.22	110%

Net income per common share—Diluted	$0.39	$0.17	$0.22	129%

	For the Three Months Ended June 30,
	2010	2009
REVENUE MIX PERCENTAGES:
New light vehicles	52.4%	51.2%
New heavy trucks	3.0%	3.7%
Used light vehicle retail	21.5%	20.2%
Used heavy truck retail	0.3%	0.6%
Used light vehicle wholesale	5.2%	5.0%
Used heavy truck wholesale	—%	—%
Parts and service—light vehicle	13.2%	15.3%
Parts and service—heavy truck	1.6%	1.6%
Finance and insurance, net—light vehicle	2.8%	2.4%
Finance and insurance, net—heavy truck	—%	—%

Total revenue	100.0%	100.0%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	21.3%	21.2%
New heavy trucks	0.8%	0.9%
Used light vehicle retail	13.9%	13.5%
Used heavy truck retail	(0.2%)	(0.5%)
Used light vehicle wholesale	—%	0.1%
Used heavy truck wholesale	0.1%	(0.4%)
Parts and service—light vehicle	43.9%	47.4%
Parts and service—heavy truck	3.0%	3.1%
Finance and insurance, net—light vehicle	17.1%	14.7%
Finance and insurance, net—heavy truck	0.1%	—%

Total gross profit	100.0%	100.0%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	76.5%	80.5%

Net income and income from continuing operations increased $7.3 million and $7.1 million, respectively, during the second quarter of 2010 as compared to the second quarter of 2009, primarily as a result of (i) a $20.5 million (13%) increase in gross profit, (ii) a 400 basis point decrease in SG&A expenses as a percentage of gross profit and (iii) a $0.6 million (13%) decrease in floor plan interest expense, partially offset by a $0.4 million (4%) increase in other interest expense.

The $7.1 million increase in income from continuing operations was primarily the result of increased gross profit across all four of our business lines in the second quarter of 2010. The $20.5 million (13%) increase in total gross profit was primarily a result of a $7.9 million (35%) increase in F&I gross profit, a $4.4 million (13%) increase in new vehicle gross profit and a $4.2 million (21%) increase in used vehicle gross profit. Our total light vehicle gross profit margin decreased from 17.1% to 16.8% as a result of a mix shift towards our lower margin new vehicle and used vehicle businesses. However, our total gross profit margin remained flat at 16.6%, principally as a result of a 360 basis point increase in the gross profit margin of our heavy truck business. This improvement in the heavy truck business is primarily a result of losses incurred in the second quarter of 2009 in connection with lowering our inventory to meet then-current demand, which losses did not recur in 2010.

The $124.9 million (13%) increase in total revenue was primarily a result of a $73.0 million (14%) increase in new vehicle revenue, and a $44.6 million (18%) increase in used vehicle revenue. The increase in new vehicle revenue includes a $75.7 million (16%) increase in same store light vehicle revenue, partially offset by a $2.7 million (8%) decrease in heavy truck revenue. The increase in used vehicle revenue includes a $37.8 million (20%) increase in same store light vehicle retail revenue and an $8.9 million (19%) increase in same store light vehicle wholesale revenue.

New Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Revenue:
New vehicle revenue—same store(1)
Luxury	$197.7	$166.1	$31.6	19%
Mid-line import	270.5	244.9	25.6	10%
Mid-line domestic	79.2	64.5	14.7	23%
Value	8.4	4.6	3.8	83%

Total new light vehicle revenue—same store(1)	555.8	480.1	75.7	16%
Heavy truck	31.9	34.6	(2.7)	(8%)

Total new vehicle revenue—same store(1)	587.7	514.7	73.0	14%
New vehicle revenue—acquisitions	—	—

Total new vehicle revenue, as reported	$587.7	$514.7	$73.0	14%

Gross profit:
New vehicle gross profit—same store(1)
Luxury	$15.0	$12.1	$2.9	24%
Mid-line import	16.2	16.6	(0.4)	(2%)
Mid-line domestic	5.9	4.0	1.9	48%
Value	0.3	0.3	—	—%

Total new light vehicle gross profit—same store(1)	37.4	33.0	4.4	13%
Heavy truck	1.4	1.4	—	—%

Total new vehicle gross profit—same store(1)	38.8	34.4	4.4	13%
New vehicle gross profit—acquisitions	—	—

Total new vehicle gross profit, as reported	$38.8	$34.4	$4.4	13%

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
New vehicle units:
New vehicle retail units—same store(1)
Luxury	4,081	3,569	512	14%
Mid-line import	10,730	9,831	899	9%
Mid-line domestic	2,051	1,884	167	9%
Value	401	219	182	83%

Total new light vehicle retail units—same store(1)	17,263	15,503	1,760	11%
Fleet vehicles	803	741	62	8%

Total new light vehicle units—same store(1)	18,066	16,244	1,822	11%
Heavy truck	651	508	143	28%

Total new vehicle units—same store(1)	18,717	16,752	1,965	12%
Total new vehicle units—acquisitions	—	—

New vehicle units—actual	18,717	16,752	1,965	12%

Total new light vehicle units—same store(1)	18,066	16,244	1,822	11%
Total new light vehicle units—acquisitions	—	—

Total new light vehicle units	18,066	16,244	1,822	11%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
Revenue per new light vehicle sold—same store(1)	$30,765	$29,556	$1,209	4%

Revenue per new heavy truck sold	$49,002	$68,110	$(19,108)	(28%)

Revenue per new vehicle sold—same store(1)	$31,399	$30,725	$674	2%

Gross profit per new light vehicle sold—same store(1)	$2,070	$2,032	$38	2%

Gross profit per new heavy truck sold	$2,151	$2,756	$(605)	(22%)

Gross profit per new vehicle sold—same store(1)	$2,073	$2,053	$20	1%

New light vehicle gross margin—same store(1)	6.7%	6.9%	(0.2%)	(3%)

New heavy truck gross margin	4.4%	4.0%	0.4%	10%

New vehicle gross margin—same store(1)	6.6%	6.7%	(0.1%)	(1%)

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.

The $73.0 million (14%) increase in new vehicle revenue was primarily the result of a $75.7 million (16%) increase in same store light vehicle revenue due to an 11% increase in same store light vehicle retail unit sales and a 4% increase in revenue per new light vehicle sold. We believe that our increase in new vehicle retail unit sales was primarily driven by increased consumer confidence, less stringent consumer lending standards and financing incentive programs by certain manufacturers as well as a favorable comparison with an overall weak economic environment in the second quarter of 2009. Unit volumes increased across each of our brand segments, consistent with overall U.S. vehicle sales.

New vehicle SAAR increased to 11.3 million during the second quarter of 2010 as compared to 9.6 million in the second quarter of 2009. The current highly competitive U.S. automotive market notwithstanding, we believe our brand mix is well positioned for growth over the long term.

The $4.4 million (13%) increase in new vehicle gross profit was primarily driven by increases in gross profit from our luxury and mid-line domestic brands, which increased $2.9 million (24%) and $1.9 million (48%), respectively, and was partially offset by a $0.4 million (2%) decrease in gross profit from our mid-line import brands. The decrease in gross profit from our mid-line import brands was primarily a result of higher manufacturer incentives in the second quarter of 2009. As a result, we experienced a 20 basis point (3%) decrease in same store light vehicle gross margin.

Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)
Light vehicles	$226.9	$189.1	$37.8	20%
Heavy truck	3.3	5.3	(2.0)	(38%)

Total used vehicle retail revenues—same store(1)	230.2	194.4	35.8	18%
Used vehicle retail revenues—acquisitions	—	—

Total used vehicle retail revenues	230.2	194.4	35.8	18%
Used vehicle wholesale revenues—same store(1)
Light vehicles	55.5	46.6	8.9	19%
Heavy truck	0.2	0.3	(0.1)	(33%)

Total used vehicle wholesale revenues—same store(1)	55.7	46.9	8.8	19%
Used vehicle wholesale revenues—acquisitions	—	—

Total used vehicle wholesale revenues	55.7	46.9	8.8	19%

Used vehicle revenue, as reported	$285.9	$241.3	$44.6	18%

Gross profit:
Used vehicle retail gross profit—same store(1)
Light vehicles	$24.4	$21.1	$3.3	16%
Heavy truck	(0.3)	(0.7)	0.4	57%

Total used vehicle retail gross profit—same store(1)	24.1	20.4	3.7	18%
Used vehicle retail gross profit—acquisitions	—	—

Total used vehicle retail gross profit	24.1	20.4	3.7	18%
Used vehicle wholesale gross profit—same store(1)
Light vehicles	—	0.2	(0.2)	(100%)
Heavy truck	0.1	(0.6)	0.7	117%

Total used vehicle wholesale gross profit—same store(1)	0.1	(0.4)	0.5	125%
Used vehicle wholesale gross profit—acquisitions	—	—

Total used vehicle wholesale gross profit	0.1	(0.4)	0.5	125%

Used vehicle gross profit, as reported	$24.2	$20.0	$4.2	21%

Used vehicle retail units:
Used vehicle retail units—same store(1)
Light vehicles	11,786	10,399	1,387	13%
Heavy truck	111	139	(28)	(20%)

Total used vehicle retail units—same store(1)	11,897	10,538	1,359	13%
Used vehicle retail units—acquisitions	—	—

Used vehicle retail units—actual	11,897	10,538	1,359	13%

Used Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
Revenue per used light vehicle retailed—same store(1)	$19,252	$18,184	$1,068	6%

Revenue per used heavy truck retailed	$29,730	$38,129	$(8,399)	(22%)

Revenue per used vehicle retailed—same store(1)	$19,349	$18,448	$901	5%

Gross profit per used light vehicle retailed—same store(1)	$2,070	$2,029	$41	2%

Gross profit per used heavy truck retailed	$(2,703)	$(5,036)	$2,333	46%

Gross profit per used vehicle retailed—same store(1)	$2,026	$1,936	$90	5%

Used light vehicle retail gross margin—same store(1)	10.8%	11.2%	(0.4%)	(4%)

Used heavy truck retail gross margin	(9.1%)	(13.2%)	4.1%	31%

Used vehicle retail gross margin—same store(1)	10.5%	10.5%	—%	—%

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.

The $44.6 million (18%) increase in used vehicle revenue includes a $37.8 million (20%) increase in same store light vehicle retail revenue and an $8.9 million (19%) increase in same store light vehicle wholesale revenue. The $4.2 million (21%) increase in used vehicle gross profit was primarily the result of a $3.3 million (16%) increase in same store light vehicle retail gross profit. The increase in used light vehicle retail revenue and gross profit was driven primarily by unit volume increases, which we believe reflected increased consumer confidence and a favorable comparison to an overall weak economic environment in the second quarter of 2009. In addition, we have begun to see the benefit of several store-level programs initiated during 2009, including inventory management practices that allow us to offer a wider selection of used vehicle inventory to our customers. Used light vehicle retail revenue per vehicle retailed (“PVR”) increased 6% and used light vehicle retail gross profit PVR increased 2%.

We believe our used vehicle inventory is aligned with consumer demand, with approximately 34 days of supply in our inventory as of June 30, 2010, as compared to approximately 38 days of supply in our inventory as of June 30, 2009. We expect that maintaining our current level of used vehicle inventory, based on days supply, positions us well to deliver improved used vehicle profitability. In addition, we continue to focus on aligning our used vehicle inventory to meet consumer demands by offering vehicles at varying price points, including Certified Pre-Owned (“CPO”) vehicles, traditional used vehicles and lower cost vehicles obtained through trade-ins.

Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Revenue:
Parts and service revenues—same store(1)
Light vehicles	$140.6	$143.2	$(2.6)	(2%)
Heavy truck	17.1	15.1	2.0	13%

Total parts and service revenue—same store(1)	157.7	158.3	(0.6)	—%
Parts and service revenues—acquisitions	—	—

Parts and service revenue, as reported	$157.7	$158.3	$(0.6)	—%

Gross profit:
Parts and service gross profit—same store(1)
Light vehicles	$77.2	$73.7	$3.5	5%
Heavy truck	5.3	4.8	0.5	10%

Total parts and service gross profit—same store(1)	82.5	78.5	4.0	5%
Parts and service gross profit—acquisitions	—	—

Parts and service gross profit, as reported	$82.5	$78.5	$4.0	5%

Light vehicle parts and service gross margin—same store(1)	54.9%	51.5%	3.4%	7%

Heavy truck parts and service gross margin	31.0%	31.8%	(0.8%)	(3%)

Parts and service gross margin—same store(1)	52.3%	49.6%	2.7%	5%

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.

The $0.6 million decrease in parts and service revenues was primarily due to a $2.7 million (10%) decrease in our warranty revenue. The $4.0 million (5%) increase in parts and service gross profit was due to a 340 basis point increase in our light vehicle parts and service gross margin primarily as a result of increased gross profit from reconditioning and preparation of used vehicles. We believe the decrease in our warranty business reflects improvements in the quality of vehicles produced in recent years, as well as the lower number of vehicles under warranty due to reduced overall sales in recent periods and the related expiration of warranties on late model vehicles. Our results for the three months ended June 30, 2010 notwithstanding, as a result of the significant decline in U.S. vehicle sales over the past two years, we believe our parts and service business may be adversely impacted for the next several years.

Same store customer pay parts and service revenue and gross profit increased $1.3 million (1%) and $2.9 million (6%), respectively. Revenue and gross profit from our warranty business decreased $2.7 million (10%) and $0.9 million (7%), respectively, on a same store basis. Same store revenue from our wholesale parts business increased $0.8 million (2%), while same store gross profit from wholesale parts remained flat when compared to the prior year period. Gross profit from the reconditioning and preparation of used vehicles sold during the applicable three month period increased $2.0 million (22%).

We continue to focus on improving our customer pay business over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions, except for per vehicle data)
Dealership generated F&I, net—same store(1)
Light vehicles	$30.0	$22.9	$7.1	31%
Heavy truck	0.1	—	0.1	—%

Dealership generated F&I—same store(1)	30.1	22.9	7.2	31%
Dealership generated F&I—acquisitions	—	—

Dealership generated F&I, net	30.1	22.9	7.2	31%
Corporate generated F&I	0.3	(0.4)	0.7	175%

Finance and insurance, net as reported	$30.4	$22.5	$7.9	35%

Dealership generated light vehicle F&I per vehicle sold—same store(1) (2)	$1,005	$860	$145	17%

Dealership generated F&I per vehicle sold— same store(1) (2)	$983	$839	$144	17%

Light vehicle F&I per vehicle sold—same store(1)	$1,015	$844	$171	20%

Heavy truck F&I per vehicle sold	$131	$—	$131	—%

F&I per vehicle sold—same store(1)	$993	$824	$169	21%

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.
(2)	Dealership generated F&I per vehicle sold excludes Corporate generated F&I.

We evaluate our dealership generated F&I performance on a per vehicle sold basis by dividing dealership generated F&I gross profit by the number of vehicles sold during the period. We also evaluate F&I gross profit from our portfolio of consumer loans, as well as any gains related to the sale of our remaining interest in certain contracts (collectively, “Corporate generated F&I”). Beginning in 2009, we discontinued issuing new consumer loans for the purchase of used vehicles and began managing the wind-down of our then-existing loan portfolio, which totaled $5.5 million as of June 30, 2010.

F&I increased $7.9 million (35%) during the second quarter of 2010 as compared to 2009, due to (i) a 12% increase in same store light vehicle retail unit sales and (ii) a 17% increase in same store dealership generated light vehicle F&I per vehicle sold. The increase in dealership generated F&I per vehicle sold was primarily attributable to (a) less stringent lending standards and other market factors in the second quarter of 2010, which allowed more of our customers to take advantage of a broader array of finance and insurance products, (b) our continued focus on improving the F&I results at our lower-performing stores by increasing the training of our F&I personnel and implementing certain best practices initiatives, including a certification process for our F&I personnel, and (c) continuing to refine and enhance the menu of products we offer our customers.

Selling, General and Administrative—

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2010	% of Gross Profit	2009	% of Gross Profit
	(Dollars in millions)
Personnel costs	$64.7	36.8%	$62.0	39.9%	$2.7	(3.1%)
Sales compensation	17.3	9.8%	14.5	9.3%	2.8	0.5%
Share-based compensation	1.2	0.7%	(0.5)	(0.3%)	1.7	1.0%
Outside services	12.9	7.3%	13.3	8.6%	(0.4)	(1.3%)
Advertising	8.2	4.7%	7.4	4.8%	0.8	(0.1%)
Rent	10.5	6.0%	10.0	6.4%	0.5	(0.4%)
Utilities	3.7	2.1%	3.7	2.4%	—	(0.3%)
Insurance	3.2	1.8%	2.4	1.5%	0.8	0.3%
Other	12.9	7.3%	12.3	7.9%	0.6	(0.6%)

Selling, general and administrative—same store(1)	134.6	76.5%	125.1	80.5%	9.5	(4.0%)
Acquisitions	—		—

Selling, general and administrative—actual	$134.6	76.5%	$125.1	80.5%	$9.5	(4.0%)

Gross Profit—same store(1)	$175.9		$155.4

Gross Profit—actual	$175.9		$155.4

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 76.5% for the second quarter of 2010, as compared to 80.5% for the second quarter of 2009. The 400 basis point decrease was primarily a result of a 310 basis point decrease in personnel costs as a result of leveraging our fixed expenses, restructuring costs incurred in the second quarter of 2009 and lower fixed compensation expense resulting from the elimination of our regional management structure and staffing reductions. We are also currently engaged in numerous store-level productivity initiatives to improve our profitability, including the transition to a common dealership management system and the consolidation of certain dealership accounting functions.

Other Operating Income—

Other operating income includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the three months ended June 30, 2010, we reached an agreement with one of our tenants and received $1.7 million in exchange for a termination of the related leases. As a result of this agreement, we expect other operating income to be reduced by approximately $0.6 million during the second half of 2010. The $1.7 million of rental income during the three months ended June 30, 2010 was offset by approximately $1.7 million of losses from the impairment of property and equipment and other non-core operating items.

Floor Plan Interest Expense—

The $0.6 million (13%) decrease in floor plan interest expense was attributable to a lower average balance of new vehicle inventory and the lower short-term interest rate environment. Additionally, during the first half of 2010, we used excess cash to repay approximately $67.0 million of floor plan notes payable using floor plan offset accounts with certain of our floor plan lenders, effectively lowering our average floor plan notes payable balance during the three months ended June 30, 2010 when compared to the prior year period.

Other Interest Expense—

The $0.4 million (4%) increase in other interest expense was primarily attributable to (i) increased loaner vehicle notes payable and (ii) increased fees associated with our revolving credit facility.

Income Tax Expense—

The $4.5 million increase in income tax expense was primarily a result of the $11.6 million increase in income before income taxes in the second quarter of 2010 as compared to the second quarter of 2009. Our effective tax rate increased from 38.3% for the 2009 period to 38.6% for the 2010 period. The 30 basis point increase was primarily the result of a reduction of certain tax reserves during the second quarter of 2009. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Excluding the impact of permanent differences between book and tax income and based upon our current expectation of 2010 income before income taxes, we expect our effective income tax rate will be between 38% and 40% for 2010.

Discontinued Operations—

The $0.9 million, net of tax, net loss from discontinued operations during the second quarter of 2010 consists of rent and other expenses of idle facilities and legal expenses associated with franchises sold prior to June 30, 2010.

The $1.1 million, net of tax, net loss from discontinued operations during the second quarter of 2009 is a result of (i) $2.0 million of net operating losses of franchises sold prior to June 30, 2010, including rent, legal and other expenses of idle facilities and (ii) $0.9 million, net of tax, of costs associated with a lease termination, partially offset by a $1.8 million, net of tax, gain on the sale of one franchise (one dealership location).

We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic divestitures from time to time.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

	For the Six Months Ended June 30,
	2010	2009	Increase (Decrease)	% Change
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$1,118.6	$949.7	$168.9	18%
Used vehicle	539.7	450.4	89.3	20%
Parts and service	310.8	317.5	(6.7)	(2%)
Finance and insurance, net	56.5	43.1	13.4	31%

Total revenues	2,025.6	1,760.7	264.9	15%
GROSS PROFIT:
New vehicle	74.8	61.7	13.1	21%
Used vehicle	46.9	39.7	7.2	18%
Parts and service	161.2	156.8	4.4	3%
Finance and insurance, net	56.5	43.1	13.4	31%

Total gross profit	339.4	301.3	38.1	13%
OPERATING EXPENSES:
Selling, general and administrative	264.2	246.3	17.9	7%
Depreciation and amortization	11.3	11.8	(0.5)	(4%)
Other operating income, net	(0.8)	(0.8)	—	—%

Income from operations	64.7	44.0	20.7	47%
OTHER EXPENSE:
Floor plan interest expense	(8.1)	(9.5)	(1.4)	(15%)
Other interest expense	(18.9)	(19.0)	(0.1)	(1%)
Convertible debt discount amortization	(0.8)	(0.9)	(0.1)	(11%)
Interest income	0.1	0.1	—	—%

Total other expense, net	(27.7)	(29.3)	(1.6)	(5%)

Income before income taxes	37.0	14.7	22.3	152%
INCOME TAX EXPENSE	14.3	5.5	8.8	160%

INCOME FROM CONTINUING OPERATIONS	22.7	9.2	13.5	147%
DISCONTINUED OPERATIONS, net of tax	(2.5)	(3.4)	0.9	26%

NET INCOME	$20.2	$5.8	$14.4	248%

Income from continuing operations per common share—Diluted	$0.69	$0.28	$0.41	146%

Net income per common share—Diluted	$0.62	$0.18	$0.44	244%

	For the Six Months Ended June 30,
	2010	2009
REVENUE MIX PERCENTAGES:
New light vehicles	51.3%	49.9%
New heavy trucks	3.9%	4.0%
Used light vehicle retail	21.4%	20.5%
Used heavy truck retail	0.2%	0.4%
Used light vehicle wholesale	5.0%	4.7%
Used heavy truck wholesale	0.1%	0.1%
Parts and service—light vehicle	13.7%	16.3%
Parts and service—heavy truck	1.7%	1.7%
Finance and insurance, net—light vehicle	2.7%	2.4%
Finance and insurance, net—heavy truck	—%	—%

Total revenue	100.0%	100.0%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	21.1%	19.5%
New heavy trucks	0.9%	1.0%
Used light vehicle retail	14.2%	13.5%
Used heavy truck retail	(0.1%)	(0.3%)
Used light vehicle wholesale	0.1%	0.3%
Used heavy truck wholesale	(0.1%)	(0.3%)
Parts and service—light vehicle	44.5%	48.8%
Parts and service—heavy truck	3.0%	3.2%
Finance and insurance, net—light vehicle	16.4%	14.3%
Finance and insurance, net—heavy truck	—%	—%

Total gross profit	100.0%	100.0%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	77.8%	81.7%

Net income and income from continuing operations increased $14.4 million and $13.5 million, respectively, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily as a result of (i) a $38.1 million (13%) increase in gross profit, (ii) a 390 basis point decrease in SG&A expenses as percentage of gross profit and (iii) a $1.4 million (15%) decrease in floor plan interest expense. Our loss from discontinued operations decreased $0.9 million (26%), net of tax, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily related to a decrease in the number of dealerships included in discontinued operations during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

The $13.5 million increase in income from continuing operations was primarily the result of increased gross profit across all four of our business lines in the 2010 period. The $38.1 million (13%) increase in total gross profit was primarily a result of a $13.1 million (21%) increase in new vehicle gross profit, a $13.4 million (31%) increase in F&I gross profit and a $7.2 million (18%) increase in used vehicle gross profit. Our total gross profit margin decreased 30 basis points to 16.8%, principally as a result of a mix shift to our lower margin new and used vehicle businesses. Our total light vehicle gross profit margin decreased 50 basis points to 17.1%.

The $264.9 million (15%) increase in total revenue was primarily a result of a $168.9 million (18%) increase in new vehicle revenue and an $89.3 million (20%) increase in used vehicle revenue. The increase in new vehicle revenue includes a $160.2 million (18%) increase in same store light vehicle revenue and an $8.7 million (12%) increase in heavy truck revenue. The increase in used vehicle revenue includes a $73.9 million (21%) increase in same store light vehicle retail revenue and a $17.9 million (22%) increase in same store light vehicle wholesale revenue.

New Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Revenue:
New vehicle revenue—same store(1)
Luxury	$378.5	$310.9	$67.6	22%
Mid-line import	499.2	434.7	64.5	15%
Mid-line domestic	146.3	123.7	22.6	18%
Value	14.8	9.3	5.5	59%

Total new light vehicle revenue—same store(1)	1,038.8	878.6	160.2	18%
Heavy truck	79.8	71.1	8.7	12%

Total new vehicle revenue—same store(1)	1,118.6	949.7	168.9	18%
New vehicle revenue—acquisitions	—	—

Total new vehicle revenue, as reported	$1,118.6	$949.7	$168.9	18%

Gross profit:
New vehicle gross profit—same store(1)
Luxury	$29.4	$21.9	$7.5	34%
Mid-line import	31.1	28.1	3.0	11%
Mid-line domestic	10.7	8.0	2.7	34%
Value	0.5	0.7	(0.2)	(29%)

Total new light vehicle gross profit—same store(1)	71.7	58.7	13.0	22%
Heavy truck	3.1	3.0	0.1	3%

Total new vehicle gross profit—same store(1)	74.8	61.7	13.1	21%
New vehicle gross profit—acquisitions	—	—

Total new vehicle gross profit, as reported	$74.8	$61.7	$13.1	21%

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
New vehicle units:
New vehicle retail units—same store(1)
Luxury	7,859	6,712	1,147	17%
Mid-line import	19,789	17,521	2,268	13%
Mid-line domestic	3,843	3,650	193	5%
Value	705	423	282	67%

Total new light vehicle retail units—same store(1)	32,196	28,306	3,890	14%
Fleet vehicles	1,289	1,200	89	7%

Total new light vehicle units—same store(1)	33,485	29,506	3,979	13%
Heavy truck	1,710	1,092	618	57%

Total new vehicle units—same store(1)	35,195	30,598	4,597	15%
Total new vehicle units—acquisitions	—	—

New vehicle units—actual	35,195	30,598	4,597	15%

Total new light vehicle units—same store(1)	33,485	29,506	3,979	13%
Total new light vehicle units—acquisitions	—	—

Total new light vehicle units	33,485	29,506	3,979	13%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
Revenue per new light vehicle sold—same store(1)	$31,023	$29,777	$1,246	4%

Revenue per new heavy truck sold	$46,667	$65,110	$(18,443)	(28%)

Revenue per new vehicle sold—same store(1)	$31,783	$31,038	$745	2%

Gross profit per new light vehicle sold—same store(1)	$2,141	$1,989	$152	8%

Gross profit per new heavy truck sold	$1,813	$2,747	$(934)	(34%)

Gross profit per new vehicle sold—same store(1)	$2,125	$2,016	$109	5%

New light vehicle gross margin—same store(1)	6.9%	6.7%	0.2%	3%

New heavy truck gross margin	3.9%	4.2%	(0.3%)	(7%)

New vehicle gross margin—same store(1)	6.7%	6.5%	0.2%	3%

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.

The $168.9 million (18%) increase in new vehicle revenue was primarily the result of a $160.2 million (18%) increase in same store light vehicle revenue due to a 14% increase in same store light vehicle retail unit sales and a 4% increase in revenue per new light vehicle sold. We believe that our increase in new vehicle retail unit sales was primarily driven by a favorable comparison with an overall weak economic environment during the six months ended June 30, 2009, as well as increased consumer confidence, less stringent consumer lending standards and financing incentive programs by certain manufacturers. Unit volumes increased across each of our brand segments, consistent with overall U.S. vehicle sales. New vehicle SAAR increased to 11.1 million for the first half of 2010 as compared to 9.6 million for the first half of 2009.

The $13.1 million (21%) increase in new vehicle gross profit was due to a $13.0 million (22%) increase in same store light vehicle gross profit, resulting from a 14% increase in same store light vehicle retail unit sales and a 20 basis point (3%) increase in same store light vehicle gross margin. We experienced significant increases in gross profit across all of our major light vehicle brands, and a slight increase in gross profit from our heavy truck brands.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)
Light vehicles	$432.9	$359.0	$73.9	21%
Heavy truck	4.7	7.2	(2.5)	(35%)

Total used vehicle retail revenues—same store(1)	437.6	366.2	71.4	19%
Used vehicle retail revenues—acquisitions	—	—

Total used vehicle retail revenues	437.6	366.2	71.4	19%
Used vehicle wholesale revenues—same store(1)
Light vehicles	101.0	83.1	17.9	22%
Heavy truck	1.1	1.1	—	—%

Total used vehicle wholesale revenues—same store(1)	102.1	84.2	17.9	21%
Used vehicle wholesale revenues—acquisitions	—	—

Total used vehicle wholesale revenues	102.1	84.2	17.9	21%

Used vehicle revenue, as reported	$539.7	$450.4	$89.3	20%

Gross profit:
Used vehicle retail gross profit—same store(1)
Light vehicles	$47.1	$40.6	$6.5	16%
Heavy truck	(0.3)	(0.8)	0.5	63%

Total used vehicle retail gross profit—same store(1)	46.8	39.8	7.0	18%
Used vehicle retail gross profit—acquisitions	—	—

Total used vehicle retail gross profit 46	46.8	39.8	7.0	18%
Used vehicle wholesale gross profit—same store(1)
Light vehicles	0.4	0.9	(0.5)	(56%)
Heavy truck	(0.3)	(1.0)	0.7	70%

Total used vehicle wholesale gross profit—same store(1)	0.1	(0.1)	0.2	200%
Used vehicle wholesale gross profit—acquisitions	—	—

Total used vehicle wholesale gross profit	0.1	(0.1)	0.2	200%

Used vehicle gross profit, as reported	$46.9	$39.7	$7.2	18%

Used vehicle retail units:
Used vehicle retail units—same store(1)
Light vehicles	22,743	19,988	2,755	14%
Heavy truck	180	199	(19)	(10%)

Total used vehicle retail units—same store(1)	22,923	20,187	2,736	14%
Used vehicle retail units—acquisitions	—	—

Used vehicle retail units—actual	22,923	20,187	2,736	14%

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
Revenue per used light vehicle retailed—same store(1)	$19,034	$17,961	$1,073	6%

Revenue per used heavy truck retailed	$26,111	$36,181	$(10,070)	(28%)

Revenue per used vehicle retailed—same store(1)	$19,090	$18,140	$950	5%

Gross profit per used light vehicle retailed—same store(1)	$2,071	$2,031	$40	2%

Gross profit per used heavy truck retailed	$(1,667)	$(4,020)	$(2,353)	(59%)

Gross profit per used vehicle retailed—same store(1)	$2,042	$1,972	$70	4%

Used light vehicle retail gross margin—same store(1)	10.9%	11.3%	(0.4%)	(4%)

Used heavy truck retail gross margin	(6.4%)	(11.1%)	4.7%	42%

Used vehicle retail gross margin—same store(1)	10.7%	10.9%	(0.2%)	(2%)

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.

The $89.3 million (20%) increase in used vehicle revenue includes a $73.9 million (21%) increase in same store light vehicle retail revenue and a $17.9 million (22%) increase in same store light vehicle wholesale revenue, partially offset by a $2.5 million (35%) decrease in retail revenue from heavy trucks. The $7.2 million (18%) increase in used vehicle gross profit was primarily the result of a $6.5 million (16%) increase in same store light vehicle retail gross profit, partially offset by a $0.5 million (56%) decrease in same store light vehicle wholesale gross profit. We also experienced a $0.7 million (70%) decrease in wholesale losses from heavy trucks. We believe that the increase in used light vehicle retail revenue and gross profit was driven primarily by unit volume increases that reflected increased consumer confidence and a favorable comparison to an overall weak economic environment during the six months ended June 30, 2009. In addition, we have begun to see the benefit of several store-level programs initiated during 2009, including inventory management practices that allow us to offer a wider selection of used vehicle inventory to our customers.

Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Revenue:
Parts and service revenues—same store(1)
Light vehicles	$277.1	$286.8	$(9.7)	(3%)
Heavy truck	33.7	30.7	3.0	10%

Total parts and service revenue—same store(1)	310.8	317.5	(6.7)	(2%)
Parts and service revenues—acquisitions	—	—

Parts and service revenue, as reported	$310.8	$317.5	$(6.7)	(2%)

Gross profit:
Parts and service gross profit—same store(1)
Light vehicles	$150.9	$147.1	$3.8	3%
Heavy truck	10.3	9.7	0.6	6%

Total parts and service gross profit—same store(1)	161.2	156.8	4.4	3%
Parts and service gross profit—acquisitions	—	—

Parts and service gross profit, as reported	$161.2	$156.8	$4.4	3%

Light vehicle parts and service gross margin—same store(1)	54.5%	51.3%	3.2%	6%

Heavy truck parts and service gross margin	30.6%	31.6%	(1.0%)	(3%)

Parts and service gross margin—same store(1)	51.9%	49.4%	2.5%	5%

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.

The $6.7 million (2%) decrease in parts and service revenues was due to a $6.7 million decrease in our warranty revenue. The $4.4 million (3%) increase in parts and service gross profit was due to a 320 basis point increase in our light vehicle parts and service gross margin primarily as a result of increased gross profit from the reconditioning and preparation of used vehicles. Same store customer pay parts and service revenue decreased $0.3 million, while same store customer pay parts and service gross profit increased $2.9 million (3%). Revenue and gross profit from our warranty business decreased $6.7 million (12%) and $2.4 million (9%), respectively, on a same store basis. Same store revenue from our wholesale parts business increased $0.3 million (1%), while same store gross profit from wholesale parts decreased $0.2 million (2%). Gross profit from the reconditioning and preparation of used vehicles sold during the applicable six month period increased $4.1 million (23%).

Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions, except for per vehicle data)
Dealership generated F&I, net—same store(1)
Light vehicles	$55.5	$43.0	$12.5	29%
Heavy truck	0.1	0.1	—	—%

Dealership generated F&I—same store(1)	55.6	43.1	12.5	29%
Dealership generated F&I—acquisitions	—	—

Dealership generated F&I, net	55.6	43.1	12.5	29%
Corporate generated F&I	0.9	—	0.9	—%

Finance and insurance, net as reported	$56.5	$43.1	$13.4	31%

Dealership generated light vehicle F&I per vehicle sold—same store(1) (2)	$987	$869	$118	14%

Dealership generated F&I per vehicle sold— same store(1) (2)	$957	$849	$108	13%

Light vehicle F&I per vehicle sold—same store(1)	$1,003	$869	$134	15%

Heavy truck F&I per vehicle sold	$53	$77	$(24)	(31%)

F&I per vehicle sold—same store(1)	$972	$849	$123	14%

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.
(2)	Dealership generated F&I per vehicle sold excludes Corporate generated F&I.

F&I increased $13.4 million (31%) during the six months ended June 30, 2010 as compared to 2009, due to (i) a 14% increase in same store light vehicle retail unit sales and (ii) a 14% increase in same store dealership generated light vehicle F&I per vehicle sold.

The increase in dealership generated F&I per vehicle sold was primarily attributable to results from (a) less stringent lending standards and other market factors in the second quarter of 2010, which allowed more of our customers to take advantage of a broader array of finance and insurance products (b) our continued focus on improving our F&I results at our lower-performing stores by increasing the training of our F&I personnel and implementing certain best practices initiatives, including a certification process for our F&I personnel and (c) continuing to refine and enhance the menu of products we offer our customers.

Selling, General and Administrative—

	For the Six Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2010	% of Gross Profit	2009	% of Gross Profit
	(Dollars in millions)
Personnel costs	$126.9	37.4%	$121.1	40.2%	$5.8	(2.8%)
Sales compensation	32.6	9.6%	27.6	9.2%	5.0	0.4%
Share-based compensation	3.1	0.9%	0.9	0.3%	2.2	0.6%
Outside services	24.4	7.2%	23.4	7.8%	1.0	(0.6%)
Advertising	15.0	4.4%	14.1	4.7%	0.9	(0.3%)
Rent	21.9	6.5%	20.1	6.7%	1.8	(0.2%)
Utilities	8.1	2.4%	8.3	2.8%	(0.2)	(0.4%)
Insurance	5.9	1.7%	6.9	2.3%	(1.0)	(0.6%)
Other	26.3	7.7%	23.9	7.7%	2.4	—%

Selling, general and administrative—same store(1)	264.2	77.8%	246.3	81.7%	17.9	(3.9%)
Acquisitions	—		—

Selling, general and administrative—actual	$264.2	77.8%	$246.3	81.7%	$17.9	(3.9%)

Gross Profit—same store(1)	$339.4		$301.3

Gross Profit—actual	$339.4		$301.3

(1)	Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 77.8% for the six months ended June 30, 2010, as compared to 81.7% for the six months ended June 30, 2009. The 390 basis point decrease was primarily a result of a 280 basis point decrease in personnel costs as a result of leveraging our fixed expenses, restructuring costs incurred in the six months ended June 30, 2009 and lower fixed compensation expense resulting from the elimination of our regional management structure and staffing reductions.

Floor Plan Interest Expense—

The $1.4 million (15%) decrease in floor plan interest expense was attributable to a lower average balance of new vehicle inventory and the lower short-term interest rate environment. Additionally, during the first half of 2010, we used excess cash to repay approximately $67.0 million of floor plan notes payable using floor plan offset accounts with certain of our floor plan lenders, effectively lowering our average floor plan notes payable balance during the six months ended June 30, 2010 when compared to the prior year period.

Income Tax Expense—

The $8.8 million increase in income tax expense was primarily a result of the $22.3 million increase in income before income taxes in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Our effective tax rate increased from 37.4% for the 2009 period to 38.6% for the 2010 period. The 120 basis point increase was primarily the result of reducing certain tax reserves during the six months ended June 30, 2009.

Discontinued Operations—

During the first six months of 2010, we sold one franchise (one dealership location). The $2.5 million, net of tax, net loss from discontinued operations during the first six months of 2010 was the result of (i) $2.4 million, net of tax, of net operating losses of franchises sold prior to June 30, 2010, including rent, legal and other expenses of idle facilities and (ii) a $0.1 million, net of tax, loss on the sale of one franchise (one dealership location).

The $3.4 million, net of tax, net loss from discontinued operations during the first six months of 2009 includes (i) $4.4 million of net operating losses of franchises sold prior to June 30, 2010, including rent, legal and other expenses of idle facilities and (ii) $0.9 million, net of tax, of costs associated with a lease termination, partially offset by a $1.9 million, net of tax, gain on the sale of three franchises (two dealership locations).

We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic divestitures from time to time.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had total available liquidity of $260.0 million, including cash and cash equivalents of $27.0 million, borrowing availability of $166.0 million under our various credit facilities and $67.0 of availability under new vehicle floor plan offset accounts with certain of our floor plan lenders, which are generally accessible within one to two days. The total borrowing capacity under our credit facilities of $200.0 million is limited by a borrowing base calculation and, from time to time, may be further limited by our required compliance with certain financial covenants. These financial covenants currently do not further limit our availability under our credit facilities. For a detailed discussion of our financial covenants, see “Covenants” below.

We continuously evaluate our liquidity position based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current borrowing availability under our revolving credit facilities, floor plan facilities and mortgage financing, (iv) deposits of our cash in new vehicle floor plan notes payable offset accounts and (v) potential proceeds from future asset sales. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayments, maturities and repurchases; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.

We have the following material credit facilities, mortgage notes, senior subordinated notes and inventory financing facilities as of June 30, 2010. For a more detailed description of the material terms of our various debt agreements, refer to the “Floor Plan Notes Payable” and “Long-Term Debt” footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

•

Revolving credit facility - $150.0 million revolving credit facility with Bank of America, N.A. as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”) for working capital, general corporate purposes and acquisitions.

•

Used vehicle facility - $50.0 million used vehicle floor plan facility with JPMorgan Chase Bank, N.A. and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”) for working capital, capital expenditures and general corporate purposes.

•

Mortgage notes - $165.7 million of mortgage notes payable to Wachovia Bank, National Association, a national banking association, and Wachovia Financial Services, Inc., a North Carolina corporation (together referred to as “Wachovia”) and certain other mortgagors. These mortgage notes payable are secured by the related underlying property.

•

3% Senior Subordinated Convertible Notes due 2012 (“3% Notes”) - $54.7 million in aggregate principal amount of our 3% Notes outstanding, offset by $4.1 million of an unamortized discount. We pay interest on the 3% Notes on March 15 and September 15 of each year until their maturity on September 15, 2012.

•

8% Senior Subordinated Notes due 2014 (“8% Notes”) - $179.4 million in aggregate principal amount of our 8% Notes outstanding, offset by $4.0 million of hedging activity. We pay interest on the 8% Notes on March 15 and September 15 of each year until their maturity on March 15, 2014.

•

7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•

Inventory financing (“floor plan”) facilities - $294.5 million outstanding with lenders affiliated with the manufacturers from which we purchase new vehicles and $57.3 million outstanding with lenders not affiliated with any such manufacturers. The availability under our floor plan facilities is not limited, with the exception of an $18.0 million limitation in aggregate borrowings for the purchase of Chrysler, Dodge and Jeep new vehicle inventory and a $30.0 million limitation in aggregate borrowings for the purchase of Hyundai, Kia, Audi, Porsche, Volkswagen, Land Rover and Jaguar new vehicle inventory. In addition to the facilities described above, we have established accounts with certain manufacturers that allow us to deposit cash as an offset to floor plan notes payable (“floor plan offset accounts”), effectively reducing our outstanding new vehicle floor plan notes payable while retaining access to the related cash, which is generally accessible within one to two days. As of June 30, 2010, we had $67.0 million in these floor plan offset accounts.

Under the terms of our credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floorplan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $12.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness.

Subordinated Note Repurchases

We may, in the future, from time to time repurchase our 3% Notes, 8% Notes and/or 7.625% Notes in open market purchases or privately negotiated transactions. The decision to repurchase subordinated notes will be dependent upon prevailing market conditions, our liquidity position, and other factors. On February 17, 2010, our Board of Directors authorized us to use up to an additional $30.0 million of cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. This authorization expires on February 28, 2011. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from any asset sales during any given calendar year. We did not repurchase any of our subordinated notes during the six months ended June 30, 2010.

Covenants

We are subject to a number of financial covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our financial covenants as of June 30, 2010.

Our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility and certain of our mortgages and/or guarantees related to such mortgages include financial covenants with requirements as set forth in the table below (capitalized terms represent terms defined in the applicable agreements). In July 2009, we amended the BofA Revolving Credit Facility, which among other things, eliminated the total leverage ratio and reduced the required fixed charge coverage ratio from 1.20 to 1.00, to 1.10 to 1.00 for each four fiscal quarter period ending on or before September 30, 2010. For periods ending after September 30, 2010, the fixed charge coverage ratio will return to 1.20 to 1.00. At our option and with 30 days’ written notice, the indebtedness limitation, as described above, may be removed in conjunction with the reinstatement of the total leverage ratio, to the terms as set forth in the BofA Revolving Credit Facility prior to the July 2009 amendment.

	Requirement	June 30, 2010	Pass / Fail
Current Ratio	> 1.20 to 1	1.70	Pass
Fixed Charge Coverage Ratio	> 1.10 to 1	1.79	Pass
Consolidated Total Senior Leverage Ratio	< 3.00 to 1	1.28	Pass

Our guarantees under the Wachovia Master Loan Agreement include required compliance with certain financial covenants with requirements as set forth in the table below (capitalized terms represent terms defined in the agreements). In May 2009, we amended the Wachovia Master Loan Agreement, which among other things, eliminated the requirement that we comply with the total leverage ratio, but imposed significant additional limitations on our ability to incur new indebtedness. At our option and with 30 days’ written notice, the indebtedness limitation, as described above, may be removed in conjunction with the reinstatement of the total leverage ratio to the terms as set forth in the Wachovia Master Loan Agreement prior to the May 2009 amendment.

	Requirement	June 30, 2010	Pass / Fail
Current Ratio	> 1.20 to 1	1.70	Pass
Fixed Charge Coverage Ratio	> 1.20 to 1	1.86	Pass
Adjusted Net Worth	> $350.0 million	$647.0 million	Pass

Certain of our lease agreements include financial covenants with the requirements in the table below (capitalized terms represent terms defined in the applicable agreements) and incorporate by reference the financial covenants set forth in the BofA Revolving Credit Facility.

	Requirement	June 30, 2010	Pass / Fail
Current Ratio	> 1.20 to 1	1.77	Pass
EBITDAR Ratio	> 1.50 to 1	2.35	Pass

Share Repurchases Related to Employee Benefit Plan Awards

During the first six months of 2010, we repurchased 20,264 shares of our common stock for $0.3 million from employees in connection with a net share settlement feature of employee share-based awards.

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

Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan lenders require amounts borrowed for the purchase of a vehicle to be repaid within a specified time period after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors ( i.e., if our competitors have a different mix of trade and non-trade floor plan financing as compared to us). In addition, we include all floor plan borrowings and repayments in our internal operating cash flow forecasts. As a result, we use the non-GAAP measure “cash provided by operating activities, as adjusted” to compare our results to forecasts. We believe that splitting the cash flows of floor plan notes payable between operating activities and financing activities, while all new vehicle inventory activity is included in operating activities, results in significantly different operating cash flow than if all the cash flows of floor plan notes payable were classified together in operating activities.

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

As described above, cash provided by operating activities, as adjusted, is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as cash provided by operating activities. This non-GAAP operating performance measure has material limitations and as a result should be evaluated in conjunction with the directly comparable GAAP measure. For example, this non-GAAP measure is not defined by GAAP and our definition of the measure may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Other limitations are discussed below. In order to compensate for these limitations, we also review the related GAAP measures. Investors should not consider non-GAAP measures in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

We have provided below a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Six Months Ended June 30,
	2010	2009
	(In millions)
Reconciliation of Cash (used in) provided by Operating Activities to Cash (used in) provided by Operating Activities, as adjusted
Net cash (used in) provided by operating activities, as reported	$(37.1)	$29.1
New vehicle floor plan repayments—non-trade, net	(19.4)	(35.3)
Floor plan notes payable—trade divestitures	5.9	7.7

Net cash (used in) provided by operating activities, as adjusted	$(50.6)	$1.5

Operating Activities—

Net cash used in operating activities totaled $37.1 million and net cash used in operating activities, as adjusted, totaled $50.6 million during the six months ended June 30, 2010. Net cash provided by operating activities totaled $29.1 million and net cash provided by operating activities, as adjusted, totaled $1.5 million during the six months ended June 30, 2009. Net cash used in or provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory.

The $52.1 million decrease in our cash provided by operating activities, as adjusted, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily the result of the following;

•	$9.8 million related to the timing of collection of accounts receivable and contracts-in-transit,

•	$67.0 million related to the use of excess cash to repay new vehicle floor plan notes payable using floor plan offset accounts with two of our floor plan lenders, and

•	$19.0 million related to the timing of sale of inventory and repayment of the related floor plan notes payable.

The decrease in our cash provided by operating activities, as adjusted, was primarily offset by the following;

•

$20.7 million change in other current assets related to (i) $12.5 million associated with the change in our tax position of taxable income in 2010, compared to a taxable loss in 2009 as a result of lower pre-tax income and a higher loss on the sale of dealerships and (ii) $8.0 million related to restricted cash in the 2009 period for the repayment of certain mortgage notes payable that did not exist in 2010,

•	$11.1 million increase in net income adjusted for non-cash items, and

•	$13.2 million increase related to the timing of payment of accounts payable and accrued expenses.

Investing Activities—

Net cash provided by investing activities totaled $3.3 million and $16.9 million for the six months ending June 30, 2010 and 2009, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sale of property and equipment.

Capital expenditures were $7.5 million and $4.8 million for the six months ended June 30, 2010 and 2009, respectively. Our capital investments consisted of the construction of a new dealership facility, upgrades of our existing facilities and equipment purchases. We expect that capital expenditures during 2010 will total approximately $25.0 million.

Proceeds from the sale of assets totaled $11.2 million and $22.2 million for the six months ended June 30, 2010 and 2009, respectively. We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic divestitures from time to time.

Financing Activities—

Net cash used in financing activities totaled $23.9 million and $95.7 million during the six months ended June 30, 2010 and 2009, respectively.

During the first six months of 2010 and 2009, repayments of borrowings amounted to $4.2 million and $57.3 million, respectively. The repayments of borrowings during the six months ended June 30, 2009 were primarily related to a $50.0 million repayment of borrowings from our BofA Revolving Credit Facility.

During the six months ended June 30, 2009, we repaid $2.9 million of non-trade floor plan notes payable associated with the sale of dealerships.

Pending Acquisitions and Divestitures

Assets and liabilities held for sale includes real estate not currently used in our operations that we currently intend to sell, and totaled $20.0 million as of June 30, 2010. There were no franchises pending disposition as of June 30, 2010.

Share Repurchase and Dividend Restrictions

Pursuant to the indentures governing our 8% Notes and our 7.625% Notes, and the agreements governing our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. Such limits are calculated by adding 50% of cumulative net income or subtracting 100% of cumulative net losses (the “Cumulative Net Income Basket”). The most restrictive covenant of such agreements provides that we may spend $25.0 million in addition to any amounts provided by the Cumulative Net Income Basket to repurchase common stock or pay dividends. As of June 30, 2010, our ability to repurchase common stock or pay dividends was limited to $2.0 million under our most restrictive covenant.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the years presented other than those disclosed in Note 11 of our accompanying Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates on a significant portion of our outstanding indebtedness. Based on our $380.4 million of total variable rate debt (including floor plan notes payable) outstanding as of June 30, 2010, a 1% change in interest rates would result in a change of approximately $3.8 million to our annual other interest expense.

Hedging Risk—

We have an interest rate swap with a notional principal amount of $125.0 million as of June 30, 2010. The swap was designed to provide a hedge against changes in interest rates on our variable rate floor plan notes payable through maturity in June 2013. This swap is collateralized by our assets that do not otherwise have a first priority lien granted on such assets. This interest rate swap qualifies for cash flow hedge accounting treatment and contains minor ineffectiveness.

We have a separate interest rate swap with a notional principal amount of $11.9 million as of June 30, 2010. The swap was designed to provide a hedge against changes in interest rates on our variable rate mortgage notes payable through maturity in June 2011. The notional value of this swap is reduced over its term. This interest rate swap qualifies for cash flow hedge accounting treatment and contains minor ineffectiveness.

For additional information about the effect of our derivative instruments on the accompanying condensed consolidated financial statements, see Note 7, “Financial Instruments” of the notes thereto.

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

There was no change in our internal control over financial reporting during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In June 2010, the Company announced that it has chosen to transition its dealerships’ dealer management systems to Automatic Data Processing, Inc. (“ADP”) beginning in the fourth quarter of 2010. As appropriate, the Company plans to modify the documentation of the internal control process and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

4.1	Sixth Supplemental Indenture, dated as of June 30, 2010, among Asbury Automotive Group, Inc. and the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8% Senior Subordinated Notes due 2014 of Asbury Automotive Group, Inc.

4.2	Second Supplemental Indenture, dated as of June 30, 2010, among Asbury Automotive Group, Inc. and the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 of Asbury Automotive Group, Inc.

10.1	Employment Agreement between Philip R. Johnson and Asbury Automotive Group, Inc., dated as of June 30, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2010)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: July 28, 2010	By:	/s/ CHARLES R. OGLESBY
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

Date: July 28, 2010	By:	/s/ CRAIG T. MONAGHAN
	Name:	Craig T. Monaghan
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

4.1	Sixth Supplemental Indenture, dated as of June 30, 2010, among Asbury Automotive Group, Inc. and the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8% Senior Subordinated Notes due 2014 of Asbury Automotive Group, Inc.

4.2	Second Supplemental Indenture, dated as of June 30, 2010, among Asbury Automotive Group, Inc. and the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 of Asbury Automotive Group, Inc.

10.1	Employment Agreement between Philip R. Johnson and Asbury Automotive Group, Inc., dated as of June 30, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2010)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.