Form 10-Q
period 2010-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2010-10-28
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
(770) 418-8200
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 25, 2010 was 32,735,377 (net of 4,790,488 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9.1	$84.7
Contracts-in-transit	61.5	61.8
Accounts receivable (net of allowance of $0.7 and $0.8, respectively)	84.6	79.0
Inventories	525.6	499.7
Deferred income taxes	5.8	8.6
Assets held for sale	12.8	30.3
Other current assets	64.0	51.5
Total current assets	763.4	815.6
PROPERTY AND EQUIPMENT, net	444.7	449.1
DEFERRED INCOME TAXES, net of current portion	68.9	84.4
OTHER LONG-TERM ASSETS	49.5	51.8
Total assets	$1,326.5	$1,400.9

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$283.3	$357.7
Floor plan notes payable—non-trade	72.3	77.0
Current maturities of long-term debt	9.1	9.0
Accounts payable and accrued liabilities	152.0	148.2
Liabilities associated with assets held for sale	—	6.9
Total current liabilities	516.7	598.8
LONG-TERM DEBT	500.7	528.8
OTHER LONG-TERM LIABILITIES	30.3	29.7
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 37,525,865 and 37,200,557 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	461.7	457.3
Accumulated deficit	(101.1)	(133.8)
Treasury stock, at cost; 4,790,488 and 4,770,224 shares, respectively	(74.9)	(74.6)
Accumulated other comprehensive loss	(7.3)	(5.7)
Total shareholders' equity	278.8	243.6
Total liabilities and shareholders' equity	$1,326.5	$1,400.9
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
New vehicle	$606.0	$570.3	$1,724.6	$1,520.0
Used vehicle	295.6	248.6	835.3	699.0
Parts and service	160.5	156.6	471.3	474.1
Finance and insurance, net	31.8	26.3	88.3	69.4
Total revenues	1,093.9	1,001.8	3,119.5	2,762.5
COST OF SALES:
New vehicle	567.3	529.6	1,611.1	1,417.6
Used vehicle	271.5	228.9	764.3	639.6
Parts and service	77.3	77.9	226.9	238.6
Total cost of sales	916.1	836.4	2,602.3	2,295.8
GROSS PROFIT	177.8	165.4	517.2	466.7
OPERATING EXPENSES:
Selling, general and administrative	137.5	130.9	401.7	377.2
Depreciation and amortization	5.5	5.8	16.8	17.6
Other operating expense (income), net	0.6	(0.3)	(0.2)	(1.1)
Income from operations	34.2	29.0	98.9	73.0
OTHER EXPENSE:
Floor plan interest expense	(3.6)	(4.3)	(11.7)	(13.8)
Other interest expense	(9.3)	(9.6)	(28.2)	(28.6)
Convertible debt discount amortization	(0.3)	(0.5)	(1.1)	(1.4)
Interest income	—	—	0.1	0.1
Loss on extinguishment of long-term debt	(1.3)	—	(1.3)	—
Total other expense, net	(14.5)	(14.4)	(42.2)	(43.7)
Income before income taxes	19.7	14.6	56.7	29.3
INCOME TAX EXPENSE	7.7	4.6	22.0	10.1
INCOME FROM CONTINUING OPERATIONS	12.0	10.0	34.7	19.2
DISCONTINUED OPERATIONS, net of tax	0.5	(2.6)	(2.0)	(6.0)
NET INCOME	$12.5	$7.4	$32.7	$13.2
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.37	$0.31	$1.08	$0.60
Discontinued operations	0.02	(0.08)	(0.06)	(0.19)
Net income	$0.39	$0.23	$1.02	$0.41
Diluted—
Continuing operations	$0.36	$0.30	$1.05	$0.58
Discontinued operations	0.02	(0.08)	(0.07)	(0.18)
Net income	$0.38	$0.22	$0.98	$0.40
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32.3	32.0	32.2	31.9
Stock options	0.5	0.8	0.5	0.8
Restricted stock	0.2	0.2	0.3	0.2
Performance share units	0.1	0.1	0.2	0.1
Diluted	33.1	33.1	33.2	33.0
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$32.7	$13.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities—
Depreciation and amortization	16.8	17.6
Stock-based compensation	4.1	1.6
Deferred income taxes	19.6	15.5
Loss on extinguishment of long-term debt	1.3	—
Loaner vehicle amortization	5.8	5.9
Other adjustments, net	6.6	8.4
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	0.3	24.2
Accounts receivable	(22.7)	(15.8)
Proceeds from the sale of accounts receivable	17.2	16.1
Inventories	0.1	267.3
Other current assets	(44.5)	(29.6)
Floor plan notes payable—trade	(75.4)	(234.0)
Floor plan notes payable—trade divestitures	(5.9)	(10.2)
Accounts payable and accrued liabilities	(1.0)	(21.1)
Other long-term assets and liabilities, net	1.0	0.6
Net cash (used in) provided by operating activities	(44.0)	59.7
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(15.9)	(6.1)
Proceeds from the sale of assets	15.5	25.3
Other investing activities	4.3	(0.6)
Net cash provided by investing activities	3.9	18.6
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	296.2	238.4
Floor plan repayments—non-trade	(300.9)	(303.7)
Floor plan repayments—non-trade divestitures	—	(2.9)
Proceeds from borrowings	—	0.9
Repayments of borrowings	(30.8)	(67.7)
Payments of deferred finance fees	—	(2.2)
Purchases of treasury stock associated with net share settlement of employee share-based awards	(0.3)	(0.1)
Proceeds from the exercise of stock options	0.3	1.1
Net cash used in financing activities	(35.5)	(136.2)
Net decrease in cash and cash equivalents	(75.6)	(57.9)
CASH AND CASH EQUIVALENTS, beginning of period	84.7	91.6
CASH AND CASH EQUIVALENTS, end of period	$9.1	$33.7
See Note 10 for supplemental cash flow information
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 106 franchises (80 dealership locations) in 20 metropolitan markets within 11 states as of September 30, 2010. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of September 30, 2010, we offered 37 domestic and foreign brands of new vehicles, including 7 heavy truck brands. Our new light vehicle brand mix for the nine months ended September 30, 2010 was weighted 84% towards luxury and mid-line import brands, with the remaining 16% consisting of domestic and value brands. We also operate 25 collision repair centers that serve customers in our local markets.
Our retail network is made up of the following locally-branded dealership groups:

•	Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in Georgia;

•	McDavid dealerships operating in Texas;

•	North Point dealerships operating in Arkansas;

•	Plaza dealerships operating in Missouri; and

•	Gray-Daniels dealerships operating in Mississippi.
In addition to the dealership groups listed above, we also operated one luxury brand dealership in California and one luxury brand dealership in New Jersey as of September 30, 2010.

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
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, have been included. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim, or any full year period. Our unaudited interim condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Earnings per Common Share
Basic earnings per share is computed for all periods presented by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2.4 million and 4.9 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares of common stock, the premium received for selling the warrants was recorded as an increase to additional paid in capital, together with any cash received upon exercise. In addition, our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Convertible Notes”) are convertible into our common stock at a current conversion rate equal to $33.73 per share. The shares issuable upon exercise of these warrants and conversion of our 3% Convertible Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. The maximum number of shares issuable upon conversion of our 3% Convertible Notes as of September 30, 2010 was 2.2 million shares.
Discontinued Operations
Certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets have been classified as Assets Held for Sale or Liabilities Associated with Assets Held for Sale, to the extent that they were held for sale, or associated with assets held for sale, at each balance sheet date. Amounts in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 have been reclassified to reflect the status of our discontinued operations as of September 30, 2010 as if we had classified those franchises as discontinued operations for all periods presented.
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
Statements of Cash Flows
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle (“Non-Trade”), and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as "Floor Plan Notes Payable - Non-Trade"), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable - Trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows.
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

3. ACQUISITIONS
We did not acquire any dealerships during the nine months ended September 30, 2010 or 2009.
During the nine months ended September 30, 2010, we were awarded two Sprinter franchises, which were added to our Mercedes-Benz locations in St. Louis, Missouri and Tampa, Florida. We did not pay any amount in connection with being awarded these two franchises.

4. INVENTORIES
Inventories consist of the following:

	As of
	September 30, 2010	December 31, 2009
	(In millions)
New vehicles	$404.7	$394.2
Used vehicles	77.7	64.1
Parts and accessories	43.2	41.4
Total inventories	$525.6	$499.7
The lower of cost or market reserves reduced total inventory cost by $6.2 million and $7.4 million as of September 30, 2010 and December 31, 2009, respectively. In addition to the inventories shown above, we had $7.0 million of inventory classified as Assets Held for Sale as of December 31, 2009 on the accompanying Condensed Consolidated Balance Sheets as they were associated with franchises held for sale.
We received $13.8 million of interest credit assistance from certain automobile manufacturers during the nine months ended September 30, 2010. Interest credit assistance reduced cost of sales (including amounts classified as discontinued operations) for the nine months ended September 30, 2010 by $13.7 million and reduced new vehicle inventory by $3.8 million and $3.7 million as of September 30, 2010 and December 31, 2009, respectively.

5. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we intend to sell and the related mortgage notes payable, if applicable.
During the nine months ended September 30, 2010, we sold one franchise (one dealership location), and as of September 30, 2010, there were no franchises pending disposition. Assets associated with pending dispositions as of December 31, 2009 totaled $12.8 million, which includes $5.8 million of property and equipment assets. Liabilities associated with pending dispositions as of December 31, 2009 totaled $6.9 million.
Real estate not currently used in our operations that we intend to sell totaled $12.8 million and $17.5 million as of September 30, 2010 and December 31, 2009, respectively. During the third quarter of 2010, we sold $4.5 million of real estate that was not currently used in our operations and recognized an impairment in value of $2.7 million on the remaining real estate not currently used in our operations. There were no liabilities associated with our real estate assets held for sale as of September 30, 2010 or December 31, 2009, respectively.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30, 2010	December 31, 2009
	(In millions)
Assets:
Inventories	$—	$7.0
Property and equipment, net	12.8	23.3
Total assets	12.8	30.3
Liabilities:
Floor plan notes payable	—	6.9
Total liabilities	—	6.9
Net assets held for sale	$12.8	$23.4

6. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	September 30, 2010	December 31, 2009
	(In millions)
8% Senior Subordinated Notes due 2014 ($179.4 million face value, net of hedging activity of $3.7 million and $4.5 million, respectively)	$175.7	$174.9
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($29.5 million and $54.7 million face value, respectively, net of discounts of $2.0 million and $4.9 million, respectively)	27.5	49.8
Mortgage notes payable bearing interest at variable rates	163.4	169.9
	509.8	537.8
Less: current portion	(9.1)	(9.0)
Long-term debt	$500.7	$528.8

During the third quarter of 2010, we paid $24.4 million to repurchase $25.2 million of our 3% Convertible Notes. We recorded a $1.3 million loss associated with the repurchase of these notes, consisting of a $0.8 million gain on the repurchase, offset by the pro-rata write-off of $1.8 million of unamortized discount and $0.3 million of unamortized debt issuance costs associated with the repurchased 3% Convertible Notes.

7. FINANCIAL INSTRUMENTS
Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying values of our financial instruments, with the exception of the various series of our Senior Subordinated Notes, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our long-term debt is based on reported market prices. A summary of the carrying values and fair values of our 8% Senior Subordinated Notes due 2014 (the “8% Notes”), 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”) and our 3% Convertible Notes is as follows:

	As of
	September 30, 2010	December 31, 2009
	(In millions)
Carrying Value:
8% Senior Subordinated Notes due 2014	$175.7	$174.9
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012	27.5	49.8
Total carrying value	$346.4	$367.9
Fair Value:
8% Senior Subordinated Notes due 2014	$175.7	$178.7
7.625% Senior Subordinated Notes due 2017	137.2	135.0
3% Senior Subordinated Convertible Notes due 2012	26.8	48.0
Total fair value	$339.7	$361.7
We have an interest rate swap with a notional principal amount of $125.0 million as of September 30, 2010. The swap was designed to provide a hedge against changes in variable rate interest payments through maturity in June 2013. This swap is collateralized by our assets that do not otherwise have a first priority lien granted on such assets. This interest rate swap qualifies for cash flow hedge accounting treatment and contains minor ineffectiveness.
We have a separate interest rate swap with a notional principal amount of $11.8 million as of September 30, 2010. The swap was designed to provide a hedge against changes in variable rate interest payments through maturity in June 2011. The notional value of this swap is reduced over its term. This interest rate swap qualifies for cash flow hedge accounting treatment and contains minor ineffectiveness.

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the three months ended September 30, 2010 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in Accumulated Other Comprehensive Income ("AOCI")	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings— Active Swaps	Amount Reclassified from AOCI to Earnings— Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(1.9)	Floor plan interest expense	$(1.2)	$—	$—	N/A
Interest rate swaps	$—	Other interest expense	$(0.1)	$—	$—	N/A
Interest rate swaps	N/A	Floor plan interest expense	N/A	$(0.1)	$—	N/A
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the three months ended September 30, 2009 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings— Active Swaps	Amount Reclassified from AOCI to Earnings— Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(3.5)	Floor plan interest expense	$(1.2)	$—	$—	N/A
Interest rate swaps	$(0.1)	Other interest expense	$(0.1)	$—	$—	N/A
Interest rate swaps	N/A	Floor plan interest expense	N/A	$(0.1)	$—	N/A
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the nine months ended September 30, 2010 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings- Active Swaps	Amount Reclassified from AOCI to Earnings- Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(6.7)	Floor plan interest expense	$(3.6)	$—	$—	N/A
Interest rate swaps	$(0.1)	Other interest expense	$(0.3)	$—	$—	N/A
Interest rate swaps	N/A	Floor plan interest expense	N/A	$(0.3)	$—	N/A
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statement of Income for the nine months ended September 30, 2009 (in millions):

Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings- Active Swaps	Amount Reclassified from AOCI to Earnings- Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
Interest rate swaps	$(4.9)	Floor plan interest expense	$(3.4)	$—	$—	N/A
Interest rate swaps	$(0.2)	Other interest expense	$(0.3)	$—	$—	N/A
Interest rate swaps	N/A	Floor plan interest expense	N/A	$(0.4)	$—	N/A

On the basis of yield curve conditions as of September 30, 2010, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $4.9 million. However, this anticipated $4.9 million loss relates to hedging activity that fixes the interest rates on only 26% of our variable rate debt, including floor plan notes payable and, therefore, if the current low interest rate environment continues, we believe we would experience a benefit from such interest rates on the remaining 74% of our variable rate debt.

Fair values of derivative instruments in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives Designed as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$6.6
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$4.9

Fair values of derivative instruments in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives Designed as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Long-Term Assets	N/A	Other Long-Term Liabilities	$8.1
Interest Rate Swaps	Other Current Assets	N/A	Accrued Liabilities	$0.3
Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation. The inputs to this calculation are deemed to be level 2 inputs. In discounting expected future cash flows under the swap, we adjusted the LIBOR-based yield curve’s implied discount rates to reflect the credit quality of the party bearing the cash flow obligation to pay.
Market Risk Disclosures as of September 30, 2010:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (dollars in millions)—

Type of Derivative	Notional Amount	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(11.1)
Interest Rate Swap*	$11.8	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.4)
___________________________

*	This swap is amortizing. Immediately prior to maturity, its notional value will be $11.3 million.
Market Risk Disclosures as of December 31, 2009:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (dollars in millions)—

Type of Derivative	Notional Amount	Fixed Rate	Underlying Rate	Expiration	Fair Value
Interest Rate Swap	$125.0	4.0425%	1 month LIBOR	2013	$(7.8)
Interest Rate Swap*	$12.2	6.0800%	1 month LIBOR plus 175 basis points	2011	$(0.6)
___________________________

*	This swap is amortizing. Immediately prior to maturity, its notional value will be $11.3 million.

8. COMPREHENSIVE INCOME
The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Net income	$12.5	$7.4	$32.7	$13.2
Other comprehensive income (loss):
Change in fair value of cash flow swaps	(0.8)	(2.3)	(3.1)	(1.6)
Amortization of expired cash flow swaps	0.1	0.1	0.3	0.4
Income tax benefit associated with cash flow swaps	0.3	0.8	1.2	0.5
Comprehensive income	$12.1	$6.0	$31.1	$12.5

9. DISCONTINUED OPERATIONS AND DIVESTITURES
During the nine months ended September 30, 2010, we sold one franchise (one dealership location), and as of September 30, 2010, there were no franchises pending disposition. The accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 have been reclassified to reflect the status of our discontinued operations as of September 30, 2010.
The following table provides further information regarding our discontinued operations as of September 30, 2010 (in millions):

	For the Three Months Ended September 30, 2010		For the Nine Months Ended September 30, 2010
	2010	2009	2010	2009
Franchises:
Mid-line domestic	—	4	—	7
Mid-line import	—	2	1	2
Luxury	—	—	—	2
Total	—	6	1	11
Revenues	$—	$24.4	$8.8	$119.9
Cost of sales	—	20.9	7.4	99.9
Gross profit	—	3.5	1.4	20.0
Operating expenses	1.2	8.5	6.4	33.0
Impairment expenses	2.1	—	2.1	—
Other (income) expense, net	(4.1)	0.1	(4.1)	0.7
(Gain) loss on disposition	—	(0.9)	0.2	(3.9)
Income (loss) from operations	0.8	(4.2)	(3.2)	(9.8)
Income tax (expense) benefit	(0.3)	1.6	1.2	3.8
Discontinued operations, net of tax	$0.5	$(2.6)	$(2.0)	$(6.0)

Due to specific events and circumstances, we performed certain interim period impairment tests during the third quarter of 2010. We compared the carrying value of our assets held for sale to estimates of fair values determined with the assistance of third-party desktop appraisals and real estate brokers. Accordingly, we recorded a $2.1 million non-cash impairment charge in Discontinued Operations, net on certain property not currently used in our operations in the third quarter of 2010.

In April 2010, a tornado severely damaged one of our former dealership buildings in Yazoo City, Mississippi with a book value of $1.5 million. We estimated that the tornado caused approximately $0.8 million of damage. The building was insured for replacement cost as part of our property insurance policy and, as a result, we received insurance proceeds totaling $4.9 million. Since the dealership was not being used in our operations, we do not plan to replace the building. Therefore, we recorded the $4.9 million of proceeds, net of the $0.8 million cost of the building damage, as a gain in Discontinued

Operations, net in the third quarter of 2010.

10. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2010 and 2009, we made interest payments, net of amounts capitalized, totaling $44.0 million and $48.3 million, respectively.
During the nine months ended September 30, 2010, we made income tax payments, net of refunds received, totaling $10.7 million. During the nine months ended September 30, 2009, we received income tax refunds, net of payments made, of $4.0 million.
During the nine months ended September 30, 2010 and 2009, we sold $17.6 million and $16.5 million, respectively, of trade receivables, each at a total discount of $0.4 million.
During the nine months ended September 30, 2010, we recorded total non-cash impairment charges of $5.2 million on certain property not currently used in our operations, which are included in Other Adjustments, net on our accompanying Condensed Consolidated Statement of Cash Flows.

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
In some instances, manufacturers may have the right, and may direct us to implement costly capital improvements to dealerships as a condition upon entering into franchise agreements with them. Manufacturers also typically require that their franchises meet specific standards of appearance. These factors, either alone or in combination, could cause us to use our financial resources on capital projects that we might not have planned for or otherwise determined to undertake.
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
From time to time, we and our dealerships are involved, and expect to continue to be involved, in (i) litigation, including class actions, and (ii) financial and other audits by vehicle manufacturers, lenders and certain federal, state and local government authorities in the ordinary course of our business. Litigation, including class actions, relate to the manufacture and sale and service of motor vehicles, including but not limited to the practice of charging administrative, service, processing or document preparation fees, employment-related claims, truth-in-lending practices, contractual disputes, actions brought by governmental authorities and other matters. Audits primarily relate to (a) incentive and warranty payments received from vehicle manufacturers, (b) compliance with lender rules and covenants and (c) payments made to government authorities relating to sales taxes and federal, state and local income taxes, as well as compliance with other government regulations. We do not believe that the ultimate resolution of any known matters will have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures. However, the outcome of these matters cannot be predicted with certainty, and unfavorable resolution of one or more of these matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosures.
In connection with the purchase of one franchise in the third quarter of 2007, we may be required to pay additional consideration to the seller if the franchise achieves specified net income levels in future periods. If payable, the additional consideration would be distributable annually through January 1, 2015, and the additional consideration could total up to approximately $2.5 million. The seller did not become our employee subsequent to the transaction and therefore this consideration is not contingent on employment. As of September 30, 2010, we have paid less than $0.1 million of additional consideration in connection with this dealership acquisition.
We have $12.0 million of letters of credit outstanding as of September 30, 2010, which are required by certain of our insurance providers. In addition, as of September 30, 2010, we maintain a $5.0 million surety bond line which we use in our ordinary course of business.
In April 2010, a tornado severely damaged one of our former dealership buildings in Yazoo City, Mississippi with a book value of $1.5 million. We estimated that the tornado caused approximately $0.8 million of damage. The building was insured for replacement cost as part of our property insurance policy and, as a result, we received insurance proceeds totaling $4.9 million. Since the dealership was not being used in our operations, we do not plan to replace the building. Therefore, we recorded the $4.9 million of proceeds, net of the $0.8 million cost of the building damage, as a gain in Discontinued Operations, net in the third quarter of 2010.
From time to time we participate in certain manufacturer incentive programs that include performance criteria. Currently, we are participating in an incentive program that requires us to (i) purchase and sell vehicles during the period from January 2008 through December 2010 and (ii) satisfy the manufacturer's facility image standards by June 30, 2011. Based on the progress of facility construction in the third quarter of 2010, we now expect to meet the manufacturer's facility image standards in the fourth quarter of 2010 and, as a result, expect to receive approximately $2.5 million, which we expect to record as a reduction to new vehicle cost of sales in the fourth quarter of 2010.
Other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt, (iv) interest on long-term debt, (v) deferred compensation obligations and (vi) employee compensation obligations.

12. SUBSEQUENT EVENTS
In October 2010, we acquired Mercedes-Benz of Progress Point, Missouri, which we expect will contribute approximately $20.0 million of annualized revenue.
In October 2010, we acquired two heavy truck franchises, which we plan to relocate to one of our existing heavy truck locations, and which we expect will contribute approximately $6.0 million of annualized revenue.
In October 2010, we refinanced two of our variable rate mortgages with a total outstanding balance of $22.9 million as of September 30, 2010. The original mortgage obligations were scheduled to mature between June 2011 and August 2011. The refinanced mortgage obligations, which are also variable rate mortgages, are scheduled to mature in October 2015. In connection with the refinancing of these two mortgages, we have entered into an amortizing swap agreement that fixes the interest rate on the total balance of the two mortgages through their maturity in October 2015.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENT SAFE HARBOR
Certain of the discussions and information included in this report may constitute “forward-looking statements” within the meaning of the federal securities laws. Such statements can generally be identified by words such as “may,” “target,” “could,” “would,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee” and other similar words or phrases. Forward-looking statements are statements that are not historical in fact and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position, our business strategy and the expectations and assumptions of our management with respect to, among other things:

•	our ability to execute our business strategy;

•	our ability to improve our margins and operating cash flows, and the availability of capital and liquidity;

•	our estimated future capital expenditures;

•	the duration of the economic recovery process and its impact on our revenues and expenses;

•
our parts and service revenue due to, among other things, improvements in manufacturing quality, manufacturer recalls, the lower than historical U.S. SAAR and any changes in business strategy and government regulations;

•	the variable nature of significant components of our cost structure;

•	our ability to decrease our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers' willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to implement our dealer management system in a cost-efficient manner;

•	our acquisition and divestiture strategies;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing;

•	the continuation of industry-wide gains in market share of mid-line import brands, and industry-wide market share stability of luxury brands;

•	our ability to mitigate any future negative trends in vehicle sales; and

•	our ability to increase our net income as a result of the foregoing and other factors.
Forward-looking statements involve and are subject to known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include:

•	our ability to execute our balanced automotive retailing and service business strategy;

•	changes in the mix, and total number of vehicles, we are able to sell;

•	changes in general economic and business conditions, including changes in consumer confidence levels, interest rates, consumer credit availability, and employment levels;

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

Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Forward-looking statements also include, but are not limited to, those described under Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and in other filings made from time to time with the SEC by us. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statements.

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 106 franchises (80 dealership locations) in 20 metropolitan markets within 11 states as of September 30, 2010. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of September 30, 2010, we offered 37 domestic and foreign brands of new vehicles, including 7 heavy truck brands. Our new light vehicle brand mix for the nine months ended September 30, 2010 was weighted 84% towards luxury and mid-line import brands, with the remaining 16% consisting of domestic and value brands. We also operate 25 collision repair centers that serve customers in our local markets.
Our retail network is made up of the following locally-branded dealership groups:

•	Coggin dealerships, operating primarily in the Florida markets of Jacksonville, Fort Pierce and Orlando;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in Georgia;

•	McDavid dealerships operating in Texas;

•	North Point dealerships operating in Arkansas;

•	Plaza dealerships operating in Missouri; and

•	Gray-Daniels dealerships operating in Mississippi.

In addition to the dealership groups listed above, we also operated one luxury brand dealership in California and one luxury brand dealership in New Jersey as of September 30, 2010.
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
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automotive manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and unemployment. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. However, the recent economic slowdown has resulted in reduced vehicle sales across all brands.

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
During 2009, the automotive retail market was impacted by weak economic conditions in the United States and globally, including turmoil in the credit markets, broad declines in the equity markets, reduced consumer confidence, rising unemployment and continued weakness in the housing market. The seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the United States, which was over 16.0 million from 1999 to 2007, decreased to approximately 10.4 million for 2009. However, new vehicle sales in the U.S. have begun to show signs of improvement in 2010, as the new vehicle SAAR improved to 11.3 million for the first nine months of 2010, as compared to 10.2 million for the first nine months of 2009.

The weak economic conditions in 2009 were partially offset in the third quarter of 2009 by the federal government’s Car Allowance Rebate System (“CARS”) program, otherwise known as “Cash for Clunkers”. This program provided consumers a rebate of between $3,500 and $4,500 if they traded in an eligible vehicle in connection with the purchase of a more fuel efficient new vehicle. It is estimated by the U.S. Department of Transportation that this program led to the sale of nearly 700,000 new vehicles during July and August of 2009, and the U.S. new vehicle retail SAAR reached 14.1 million in August 2009. We sold approximately 3,300 new vehicles under the CARS program, and we believe the attention that this program created increased traffic at our stores and led to additional new and used vehicle sales that were not part of the CARS program. In September 2009, after the expiration of the CARS program, the U.S. new vehicle SAAR was 9.2 million.
We expect that U.S. new vehicle sales will continue to experience a modest recovery through the remainder of 2010, as we believe that the majority of automotive manufacturers have stabilized production levels in response to the economic slowdown and will focus on using a combination of vehicle pricing, financing incentive and leasing programs to increase demand in the near term, although no assurance can be provided in this regard. Additionally, we believe that our new light vehicle revenue brand mix, which included approximately 48% from mid-line import brands and 36% from luxury brands in the third quarter of 2010, is well positioned for growth over the long term.
We had total available liquidity of $250.5 million as of September 30, 2010, including cash and cash equivalents of $9.1 million, borrowing availability of $170.9 million under our various credit facilities and $70.5 of availability under new vehicle floor plan offset accounts with certain of our floor plan lenders. For further discussion of our floor plan offset accounts, please refer to “Liquidity and Capital Resources” below. In addition, we have no material long-term debt maturities until September 2012, at which time our 3% Senior Subordinated Convertible Notes Due 2012 (the "3% Convertible Notes") will mature. As of September 30, 2010, we had $29.5 million in aggregate principal amount of our 3% Convertible Notes outstanding.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

	For the Three Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$606.0	$570.3	$35.7	6%
Used vehicle	295.6	248.6	47.0	19%
Parts and service	160.5	156.6	3.9	2%
Finance and insurance, net	31.8	26.3	5.5	21%
Total revenues	1,093.9	1,001.8	92.1	9%
GROSS PROFIT:
New vehicle	38.7	40.7	(2.0)	(5)%
Used vehicle	24.1	19.7	4.4	22%
Parts and service	83.2	78.7	4.5	6%
Finance and insurance, net	31.8	26.3	5.5	21%
Total gross profit	177.8	165.4	12.4	7%
OPERATING EXPENSES:
Selling, general and administrative	137.5	130.9	6.6	5%
Depreciation and amortization	5.5	5.8	(0.3)	(5)%
Other operating expense (income), net	0.6	(0.3)	0.9	300%
Income from operations	34.2	29.0	5.2	18%
OTHER EXPENSE:
Floor plan interest expense	(3.6)	(4.3)	(0.7)	(16)%
Other interest expense	(9.3)	(9.6)	(0.3)	(3)%
Convertible debt discount amortization	(0.3)	(0.5)	(0.2)	(40)%
Interest income	—	—	—	—%
Loss on extinguishment of long-term debt	(1.3)	—	1.3	—%
Total other expense, net	(14.5)	(14.4)	0.1	1%
Income before income taxes	19.7	14.6	5.1	35%
INCOME TAX EXPENSE	7.7	4.6	3.1	67%
INCOME FROM CONTINUING OPERATIONS	12.0	10.0	2.0	20%
DISCONTINUED OPERATIONS, net of tax	0.5	(2.6)	3.1	119%
NET INCOME	$12.5	$7.4	$5.1	69%
Income from continuing operations per common share—Diluted	$0.36	$0.30	$0.06	20%
Net income per common share—Diluted	$0.38	$0.22	$0.16	73%

	For the Three Months Ended September 30,
	2010	2009
REVENUE MIX PERCENTAGES:
New light vehicles	52.8%	53.6%
New heavy trucks	2.6%	3.3%
Used retail light vehicles	21.6%	19.3%
Used retail heavy trucks	0.2%	0.3%
Used light vehicle wholesale	4.9%	5.3%
Used heavy truck wholesale	0.3%	—%
Parts and service—light vehicle	13.0%	14.1%
Parts and service—heavy truck	1.7%	1.5%
Finance and insurance, net—light vehicle	2.9%	2.6%
Finance and insurance, net—heavy truck	—%	—%
Total revenue	100.0%	100.0%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	21.3%	23.8%
New heavy trucks	0.5%	0.8%
Used retail light vehicles	14.1%	13.2%
Used retail heavy trucks	0.1%	(0.4)%
Used light vehicle wholesale	(0.7)%	(0.8)%
Used heavy truck wholesale	0.1%	(0.1)%
Parts and service—light vehicle	43.8%	44.6%
Parts and service—heavy truck	3.0%	3.0%
Finance and insurance, net—light vehicle	17.8%	15.8%
Finance and insurance, net—heavy truck	—%	0.1%
Total gross profit	100.0%	100.0%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	77.3%	79.1%
Net income and income from continuing operations increased $5.1 million and $2.0 million, respectively, during the third quarter of 2010 as compared to the third quarter of 2009, primarily as a result of (i) a $12.4 million (7%) increase in gross profit and (ii) a 180 basis point decrease in SG&A expenses as a percentage of gross profit. Net income and income from continuing operations for the three months ended September 30, 2010, were reduced by $1.9 million, net of tax, as a result of (a) a $0.8 million, net of tax, loss on the repurchase of $25.2 million of our 3% Convertible Notes, (b) $0.6 million, net of tax, of real estate related losses and (c) $0.5 million, net of tax, of expense associated with the termination of our lease for office space of our former headquarters in New York, NY.
The $2.0 million increase in income from continuing operations was a result of a $12.4 million (7%) increase in total gross profit driven by a $5.5 million (21%) increase in F&I gross profit, a $4.4 million (22%) increase in used vehicle gross profit and a $4.5 million (6%) increase in parts and service gross profit.
The $92.1 million (9%) increase in total revenue was primarily a result of a $35.7 million (6%) increase in new vehicle revenue and a $47.0 million (19%) increase in used vehicle revenue. The increase in new vehicle revenue includes a $39.8 million (7%) increase in same store light vehicle revenue, partially offset by a $4.1 million (12%) decrease in heavy truck revenue. The increase in used vehicle revenue was driven by a $44.9 million (23%) increase in same store light vehicle retail revenue.

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
	(In millions)
Revenue:
New vehicle revenue—same store(1)
Luxury	$206.7	$182.3	$24.4	13%
Mid-line import	276.0	280.1	(4.1)	(1)%
Mid-line domestic	85.5	68.7	16.8	24%
Value	9.0	6.3	2.7	43%
Total new light vehicle revenue—same store(1)	577.2	537.4	39.8	7%
Heavy truck	28.8	32.9	(4.1)	(12)%
Total new vehicle revenue—same store(1)	606.0	570.3	35.7	6%
New vehicle revenue—acquisitions	—	—
Total new vehicle revenue, as reported	$606.0	$570.3	$35.7	6%

Gross profit:
New vehicle gross profit—same store(1)
Luxury	$16.0	$14.0	$2.0	14%
Mid-line import	15.0	20.6	(5.6)	(27)%
Mid-line domestic	6.4	4.5	1.9	42%
Value	0.4	0.3	0.1	33%
Total new light vehicle gross profit—same store(1)	37.8	39.4	(1.6)	(4)%
Heavy truck	0.9	1.3	(0.4)	(31)%
Total new vehicle gross profit—same store(1)	38.7	40.7	(2.0)	(5)%
New vehicle gross profit—acquisitions	—	—
Total new vehicle gross profit, as reported	$38.7	$40.7	$(2.0)	(5)%

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
New vehicle units:
New vehicle retail units—same store(1)
Luxury	4,286	3,949	337	9%
Mid-line import	11,043	11,911	(868)	(7)%
Mid-line domestic	2,307	2,110	197	9%
Value	444	326	118	36%
Total new light vehicle retail units—same store(1)	18,080	18,296	(216)	(1)%
Fleet vehicles	508	245	263	107%
Total new light vehicle units—same store(1)	18,588	18,541	47	—%
Heavy truck	508	542	(34)	(6)%
Total new vehicle units—same store(1)	19,096	19,083	13	—%
Total new vehicle units—acquisitions	—	—
New vehicle units—actual	19,096	19,083	13	—%
Total new light vehicle units—same store(1)	18,588	18,541	47	—%
Total new light vehicle units—acquisitions	—	—
Total new light vehicle units	18,588	18,541	47	—%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
Revenue per new light vehicle sold—same store(1)	$31,052	$28,984	$2,068	7%
Revenue per new heavy truck sold	$56,693	$60,701	$(4,008)	(7)%
Revenue per new vehicle sold—same store(1)	$31,734	$29,885	$1,849	6%
Gross profit per new light vehicle sold—same store(1)	$2,034	$2,125	$(91)	(4)%
Gross profit per new heavy truck sold	$1,772	$2,399	$(627)	(26)%
Gross profit per new vehicle sold—same store(1)	$2,027	$2,133	$(106)	(5)%
New light vehicle gross margin—same store(1)	6.5%	7.3%	(0.8)%	(11)%
New heavy truck gross margin	3.1%	4.0%	(0.9)%	(23)%
New vehicle gross margin—same store(1)	6.4%	7.1%	(0.7)%	(10)%
__________________
(1)Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.
The $35.7 million (6%) increase in new vehicle revenue was a result of a $39.8 million (7%) increase in same store light vehicle revenue, which was driven by a 7% increase in revenue per new light vehicle sold. The 7% increase in revenue per new light vehicle sold was primarily due to a mix shift towards our higher-priced luxury vehicle brands in the third quarter of 2010 when compared to the prior year quarter. We believe this mix shift towards higher-priced luxury vehicles was atypical as the mid-line import and domestic brand sales experienced an unusual short-term spike in unit sales in the third quarter of 2009 as a result of the CARS program. We sold approximately 3,300 new vehicles under the CARS program, and we believe the attention that this program created increased traffic at our stores and led to additional new and used vehicle sales that were not part of the CARS program.
New vehicle gross profit decreased by $2.0 million (5%), as gross profit from our luxury and mid-line domestic brands increased $2.0 million (14%) and $1.9 million (42%), respectively, but was offset by a $5.6 million (27%) decrease in gross profit from our mid-line import brands. The increase in gross profit from our luxury brands was driven by a favorable comparison with the third quarter of 2009 as our comparable 2009 period unit sales were more heavily weighted towards mid-line import and mid-line domestic brands as many customers were attracted to lower priced vehicles while taking advantage of the CARS program. The 80 basis point decrease in our light vehicle gross margin was impacted by higher incentives in the third quarter of 2009, including manufacturer incentives and the impact of the CARS program.
From time to time we participate in certain manufacturer incentive programs that include performance criteria. Currently, we are participating in an incentive program that requires us to (i) purchase and sell vehicles during the period from January 2008 through December 2010 and (ii) satisfy the manufacturer's facility image standards by June 30, 2011. Based on the progress of facility construction in the third quarter of 2010, we now expect to meet the manufacturer's facility image standards in the fourth quarter of 2010 and, as a result, expect to receive approximately $2.5 million, which will be recorded as a reduction to new vehicle cost of sales in the fourth quarter of 2010.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)
Light vehicles	$237.0	$192.1	$44.9	23%
Heavy truck	2.4	3.5	(1.1)	(31)%
Total used vehicle retail revenues—same store(1)	239.4	195.6	43.8	22%
Used vehicle retail revenues—acquisitions	—	—
Total used vehicle retail revenues	239.4	195.6	43.8	22%
Used vehicle wholesale revenues—same store(1)
Light vehicles	53.1	52.7	0.4	1%
Heavy truck	3.1	0.3	2.8	933%
Total used vehicle wholesale revenues—same store(1)	56.2	53.0	3.2	6%
Used vehicle wholesale revenues—acquisitions	—	—
Total used vehicle wholesale revenues	56.2	53.0	3.2	6%
Used vehicle revenue, as reported	$295.6	$248.6	$47.0	19%

Gross profit:
Used vehicle retail gross profit—same store(1)
Light vehicles	$25.0	$21.9	$3.1	14%
Heavy truck	0.1	(0.7)	0.8	114%
Total used vehicle retail gross profit—same store(1)	25.1	21.2	3.9	18%
Used vehicle retail gross profit—acquisitions	—	—
Total used vehicle retail gross profit	25.1	21.2	3.9	18%
Used vehicle wholesale gross profit—same store(1)
Light vehicles	(1.2)	(1.3)	0.1	8%
Heavy truck	0.2	(0.2)	0.4	200%
Total used vehicle wholesale gross profit—same store(1)	(1.0)	(1.5)	0.5	33%
Used vehicle wholesale gross profit—acquisitions	—	—
Total used vehicle wholesale gross profit	(1.0)	(1.5)	0.5	33%
Used vehicle gross profit, as reported	$24.1	$19.7	$4.4	22%

Used vehicle retail units:
Used vehicle retail units—same store(1)
Light vehicles	12,592	10,374	2,218	21%
Heavy truck	110	113	(3)	(3)%
Total used vehicle retail units—same store(1)	12,702	10,487	2,215	21%
Used vehicle retail units—acquisitions	—	—
Used vehicle retail units—actual	12,702	10,487	2,215	21%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
Revenue per used light vehicle retailed—same store(1)	$18,821	$18,517	$304	2%
Revenue per used heavy truck retailed	$21,818	$30,973	$(9,155)	(30)%
Revenue per used vehicle retailed—same store(1)	$18,847	$18,652	$195	1%

Gross profit per used light vehicle retailed—same store(1)	$1,985	$2,111	$(126)	(6)%
Gross profit per used heavy truck retailed	$909	$(6,195)	$7,104	115%
Gross profit per used vehicle retailed—same store(1)	$1,976	$2,022	$(46)	(2)%

Used light vehicle retail gross margin—same store(1)	10.5%	11.4%	(0.9)%	(8)%
Used heavy truck retail gross margin	4.2%	(20.0)%	24.2%	121%
Used vehicle retail gross margin—same store(1)	10.5%	10.8%	(0.3)%	(3)%
_______________
(1)Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $47.0 million (19%) increase in used vehicle revenue includes a $44.9 million (23%) increase in same store light vehicle retail revenue and a $2.8 million increase in heavy truck wholesale revenue, partially offset by a $1.1 million (31%) decrease in heavy truck used retail revenue. The $4.4 million (22%) increase in used vehicle gross profit was primarily the result of a $3.1 million (14%) increase in same store light vehicle retail gross profit. The increase in used light vehicle retail revenue and gross profit was driven primarily by increased unit volumes, partially offset by a lower gross profit margin of 10.5%, down 90 basis points from the prior year quarter. These results reflect a favorable comparison to an overall weak economic environment in the third quarter of 2009, as well as the benefits of several store-level programs initiated in 2009, including volume-driven initiatives such as our "1:2:1" program, a goal of retailing one used vehicle for every new vehicle retailed. This strategy is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
We believe our used vehicle inventory is aligned with consumer demand, with approximately 37 days of supply in our inventory as of September 30, 2010, as compared to approximately 44 days of supply in our inventory as of September 30, 2009. We expect that maintaining our current level of used vehicle inventory, based on days supply, positions us well to continue to maintain our used vehicle profitability.

Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Revenue:
Parts and service revenues—same store(1)
Light vehicles	$141.7	$141.1	$0.6	—%
Heavy truck	18.8	15.5	3.3	21%
Total parts and service revenue—same store(1)	160.5	156.6	3.9	2%
Parts and service revenues—acquisitions	—	—
Parts and service revenue, as reported	$160.5	$156.6	$3.9	2%

Gross profit:
Parts and service gross profit—same store(1)
Light vehicles	$77.9	$73.8	$4.1	6%
Heavy truck	5.3	4.9	0.4	8%
Total parts and service gross profit—same store(1)	83.2	78.7	4.5	6%
Parts and service gross profit—acquisitions	—	—
Parts and service gross profit, as reported	$83.2	$78.7	$4.5	6%

Light vehicle parts and service gross margin—same store(1)	55.0%	52.3%	2.7%	5%
Heavy truck parts and service gross margin	28.2%	31.6%	(3.4)%	(11)%
Parts and service gross margin—same store(1)	51.8%	50.3%	1.5%	3%
_______________
(1)Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.

The $3.9 million (2%) increase in parts and service revenue was primarily due to a $3.3 million (21%) increase in parts and service revenue from our heavy truck business. The $4.5 million (6%) increase in parts and service gross profit was due to a 270 basis point increase in our light vehicle parts and service gross margin primarily as a result of increased gross profit from reconditioning and preparation of used vehicles.
Light vehicle customer pay parts and service revenue decreased $0.7 million (1%), while the associated gross profit increased $0.6 million (1%). Light vehicle revenue and gross profit from our warranty business increased $1.4 million (6%) and $1.1 million (10%), respectively. Light vehicle revenue from our wholesale parts business decreased $0.1 million, while the associated gross profit increased $0.1 million (2%). Gross profit from the reconditioning and preparation of used vehicles sold increased $2.3 million (23%).
We continue to focus on improving our parts and service business over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
	(In millions, except for per vehicle data)
Dealership generated F&I, net—same store(1)
Light vehicles	$31.6	$26.2	$5.4	21%
Heavy truck	—	0.1	(0.1)	(100)%
Dealership generated F&I—same store(1)	31.6	26.3	5.3	20%
Dealership generated F&I—acquisitions	—	—
Dealership generated F&I, net	31.6	26.3	5.3	20%
Corporate generated F&I	0.2	—	0.2	—%
Finance and insurance, net as reported	$31.8	$26.3	$5.5	21%

Dealership generated light vehicle F&I per vehicle sold—same store(1) (2)	$1,013	$906	$107	12%
Dealership generated F&I per vehicle sold—same store(1) (2)	$994	$889	$105	12%

Light vehicle F&I per vehicle sold—same store(1)	$1,020	$906	$114	13%
Heavy truck F&I per vehicle sold	$—	$153	$(153)	(100)%
F&I per vehicle sold—same store(1)	$1,000	$889	$111	12%
_______________
(1)Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.
(2)Dealership generated F&I per vehicle sold excludes Corporate generated F&I (as defined below).
We evaluate our dealership generated F&I performance on a per vehicle sold basis by dividing dealership generated F&I gross profit by the number of vehicles sold during the period. We also evaluate F&I gross profit from our portfolio of consumer loans, as well as any gains related to the sale of our remaining interest in certain contracts (collectively, “Corporate generated F&I”). Beginning in 2009, we discontinued issuing new consumer loans for the purchase of used vehicles and began managing the wind-down of our loan portfolio, which totaled $4.4 million as of September 30, 2010.
F&I increased $5.5 million (21%) during the third quarter of 2010 as compared to 2009, due to (i) a 7% increase in same store light vehicle retail unit sales and (ii) a 12% increase in same store dealership generated light vehicle F&I per vehicle sold. The increase in dealership generated F&I per vehicle sold was primarily attributable to (a) less stringent lending standards and other market factors in the third quarter of 2010, which allowed more of our customers to take advantage of a broader array of finance and insurance products and (b) our continued focus on improving the F&I results at our lower-performing stores by increasing the training of our F&I personnel and implementing certain best practices initiatives, including a certification process for our F&I personnel.

Selling, General and Administrative—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2010	% of Gross Profit	2009	% of Gross Profit
	(Dollars in millions)
Personnel costs	$64.8	36.4%	$61.6	37.2%	$3.2	(0.8)%
Sales compensation	18.3	10.3%	16.2	9.8%	2.1	0.5%
Share-based compensation	1.0	0.6%	0.7	0.4%	0.3	0.2%
Outside services	12.0	6.7%	14.1	8.5%	(2.1)	(1.8)%
Advertising	8.9	5.0%	6.5	3.9%	2.4	1.1%
Rent	11.3	6.4%	11.0	6.7%	0.3	(0.3)%
Utilities	4.5	2.5%	4.2	2.5%	0.3	—%
Insurance	3.0	1.7%	3.9	2.4%	(0.9)	(0.7)%
Other	13.7	7.7%	12.7	7.7%	1.0	—%
Selling, general and administrative—same store(1)	137.5	77.3%	130.9	79.1%	6.6	(1.8)%
Acquisitions	—		—
Selling, general and administrative—actual	$137.5	77.3%	$130.9	79.1%	$6.6	(1.8)%
Gross Profit—same store(1)	$177.8		$165.4
Gross Profit—actual	$177.8		$165.4
_______________
(1)Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 77.3% for the third quarter of 2010, as compared to 79.1% for the third quarter of 2009. The 180 basis point decrease was primarily a result of (i) a 180 basis point decrease in outside service expense due primarily to $1.2 million of costs in the third quarter of 2009 associated with transitioning our dealerships to a common dealership management system and (ii) an 80 basis point decrease in personnel costs as a result of leveraging our fixed expenses and lower fixed compensation expense resulting from the elimination of our regional management structure and staffing reductions, partially offset by a 110 basis point increase in advertising expense as part of an effort to gain market share. We are also currently engaged in numerous store-level productivity initiatives to improve our profitability, including the transition to a common dealership management system and the consolidation of certain dealership accounting functions.
During the third quarter of 2009, we incurred $0.9 million of expense associated with the acceleration of rent associated with our former corporate headquarters in New York, NY, which is included in Rent above. During the third quarter of 2010, we reached an agreement with our associated lessor for a cash settlement in exchange for a termination of our remaining lease obligation, which totaled approximately $5.9 million as of September 30, 2010. As a result of this agreement, we (i) recorded a loss of $0.9 million during the third quarter of 2010, which is included in Rent above, and (ii) expect our annual rent expense will be reduced by approximately $0.9 million.
Other Operating Income-
Other operating income includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the three months ended September 30, 2010, we recognized approximately $0.9 million of losses from the sale and impairment of real estate not currently used in our operations.
Floor Plan Interest Expense-
The $0.7 million (16%) decrease in floor plan interest expense was primarily attributable to the lower short-term interest rate environment. Additionally, during the first nine months of 2010, we used excess cash to repay floor plan notes payable using floor plan offset accounts (as defined below) with certain of our floor plan lenders, effectively lowering our average floor plan notes payable balance during the three months ended September 30, 2010 when compared to the prior year period. We had approximately $75.0 million in these floor plan offset accounts, on a daily weighted average basis, during the third quarter of 2010. We did not have any amounts in floor plan offset accounts during the third quarter of 2009.

Other Interest Expense-
The $0.3 million (3%) decrease in other interest expense was primarily attributable to lower average indebtedness outstanding as a result of the repurchase of $25.2 million of our 3% Convertible Notes in the third quarter of 2010 and $7.3 million of our 3% Convertible Notes in the fourth quarter of 2009.

Loss on Extinguishment of Long-Term Debt-
During the third quarter of 2010, we recognized a $1.3 million net loss on the extinguishment of long-term debt. Included in the $1.3 million net loss was a $0.8 million gain on the repurchase of $25.2 million of our 3% Convertible Notes for $24.4 million, offset by (i) a $1.8 million pro-rata write-off of the unamortized discount associated with the repurchased 3% Convertible Notes and (ii) a $0.3 million pro-rata write-off of unamortized debt issuance costs.

Income Tax Expense-
The $3.1 million increase in income tax expense was primarily a result of the $5.1 million increase in income before income taxes in the third quarter of 2010 as compared to the third quarter of 2009. Our effective tax rate increased from 31.5% for the 2009 period to 39.1% for the 2010 period. The 760 basis point increase was primarily the result of the reversal of certain tax reserves totaling $0.8 million in the third quarter of 2009. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Excluding the impact of permanent differences between book and tax income and based upon our current expectation of 2010 income before income taxes, we expect our effective income tax rate will be between 38% and 40% for 2010.
Discontinued Operations-
The $0.5 million, net of tax, net income from discontinued operations during the third quarter of 2010 consists of $2.5 million, net of tax, of income from insurance proceeds related to tornado damage to the unused real estate of one of our former dealership locations in Yazoo City, Mississippi, partially offset by (i) $1.3 million, net of tax, of impairment expenses related to certain property not currently used in our operations, (ii) $0.5 million, net of tax, of rent and other expenses of idle facilities sold prior to September 30, 2010 and (iii) $0.2 million, net of tax, of rent acceleration on certain real estate not currently used in our operations.
The $2.6 million, net of tax, net loss from discontinued operations during the third quarter of 2009 is a result of (i) $1.5 million of net operating losses of franchises sold prior to September 30, 2010 and rent and other expenses of idle facilities (ii) $1.6 million, net of tax, of costs associated with rent accelerations on certain real estate not currently used in our operations, partially offset by a $0.5 million, net of tax, gain on the sale of one franchise (one dealership location) and the closure of four franchises (two dealership locations).
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership's geographical location, and expect that we will continue to refine our dealership portfolio through strategic acquisitions and divestitures from time to time.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

	For the Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change
	(In millions, except per share data)
REVENUES:
New vehicle	$1,724.6	$1,520.0	$204.6	13%
Used vehicle	835.3	699.0	136.3	19%
Parts and service	471.3	474.1	(2.8)	(1)%
Finance and insurance, net	88.3	69.4	18.9	27%
Total revenues	3,119.5	2,762.5	357.0	13%
GROSS PROFIT:
New vehicle	113.5	102.4	11.1	11%
Used vehicle	71.0	59.4	11.6	20%
Parts and service	244.4	235.5	8.9	4%
Finance and insurance, net	88.3	69.4	18.9	27%
Total gross profit	517.2	466.7	50.5	11%
OPERATING EXPENSES:
Selling, general and administrative	401.7	377.2	24.5	6%
Depreciation and amortization	16.8	17.6	(0.8)	(5)%
Other operating income, net	(0.2)	(1.1)	0.9	82%
Income from operations	98.9	73.0	25.9	35%
OTHER EXPENSE:
Floor plan interest expense	(11.7)	(13.8)	(2.1)	(15)%
Other interest expense	(28.2)	(28.6)	(0.4)	(1)%
Convertible debt discount amortization	(1.1)	(1.4)	(0.3)	(21)%
Interest income	0.1	0.1	—	—%
Loss on extinguishment of long-term debt	(1.3)	—	1.3	—%
Total other expense, net	(42.2)	(43.7)	(1.5)	(3)%
Income before income taxes	56.7	29.3	27.4	94%
INCOME TAX EXPENSE	22.0	10.1	11.9	118%
INCOME FROM CONTINUING OPERATIONS	34.7	19.2	15.5	81%
DISCONTINUED OPERATIONS, net of tax	(2.0)	(6.0)	4.0	67%
NET INCOME	$32.7	$13.2	$19.5	148%
Income from continuing operations per common share—Diluted	$1.05	$0.58	$0.47	81%
Net income per common share—Diluted	$0.98	$0.40	$0.58	145%

	For the Nine Months Ended September 30,
	2010	2009
REVENUE MIX PERCENTAGES:
New light vehicles	51.8%	51.3%
New heavy trucks	3.5%	3.8%
Used retail light vehicles	21.6%	19.8%
Used retail heavy trucks	0.2%	0.4%
Used light vehicle wholesale	4.9%	4.9%
Used heavy truck wholesale	0.1%	0.1%
Parts and service—light vehicle	13.4%	15.5%
Parts and service—heavy truck	1.7%	1.7%
Finance and insurance, net—light vehicle	2.8%	2.5%
Finance and insurance, net—heavy truck	—%	—%
Total revenue	100.0%	100.0%

GROSS PROFIT MIX PERCENTAGES:
New light vehicles	21.2%	21.0%
New heavy trucks	0.8%	0.9%
Used retail light vehicles	14.2%	13.6%
Used retail heavy trucks	—%	(0.3)%
Used light vehicle wholesale	(0.2)%	(0.1)%
Used heavy truck wholesale	—%	(0.3)%
Parts and service—light vehicle	44.2%	47.3%
Parts and service—heavy truck	3.0%	3.1%
Finance and insurance, net—light vehicle	16.8%	14.8%
Finance and insurance, net—heavy truck	—%	—%
Total gross profit	100.0%	100.0%

SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	77.7%	80.8%
Net income and income from continuing operations increased $19.5 million and $15.5 million, respectively, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily as a result of (i) a $50.5 million (11%) increase in gross profit, (ii) a 310 basis point decrease in SG&A expenses as a percentage of gross profit and (iii) a $2.1 million (15%) decrease in floor plan interest expense. Net income and income from continuing operations for the nine months ended September 30, 2010, were reduced by $1.9 million, net of tax related to (a) a $0.8 million, net of tax, loss on the repurchase of $25.2 million of our 3% Convertible Notes, (b) $0.6 million, net of tax, of real estate related losses and (c) $0.5 million, net of tax, of expense associated with the termination of our lease for office space of our former headquarters in New York, NY.
Our loss from discontinued operations decreased $4.0 million (67%), net of tax, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily related to a decrease in the number of dealerships included in discontinued operations during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.
The $15.5 million increase in income from continuing operations was primarily the result of increased gross profit across all four of our business lines in the 2010 period. The $50.5 million (11%) increase in total gross profit was primarily a result of an $18.9 million (27%) increase in F&I gross profit, an $11.6 million (20%) increase in used vehicle gross profit and an $11.1 million (11%) increase in new vehicle gross profit.
The $357.0 million (13%) increase in total revenue was primarily a result of a $204.6 million (13%) increase in new vehicle revenue and a $136.3 million (19%) increase in used vehicle revenue. The increase in new vehicle revenue includes a $200.0 million (14%) increase in same store light vehicle revenue and a $4.6 million (4%) increase in heavy truck revenue. The increase in used vehicle revenue includes a $118.8 million (22%) increase in same store light vehicle retail revenue and an $18.3 million (13%) increase in same store light vehicle wholesale revenue.

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
	(In millions)
Revenue:
New vehicle revenue—same store(1)
Luxury	$585.2	$493.2	$92.0	19%
Mid-line import	775.1	714.6	60.5	8%
Mid-line domestic	231.8	192.5	39.3	20%
Value	23.9	15.7	8.2	52%
Total new light vehicle revenue—same store(1)	1,616.0	1,416.0	200.0	14%
Heavy truck	108.6	104.0	4.6	4%
Total new vehicle revenue—same store(1)	1,724.6	1,520.0	204.6	13%
New vehicle revenue—acquisitions	—	—
Total new vehicle revenue, as reported	1,724.6	1,520.0	204.6	13%

Gross profit:
New vehicle gross profit—same store(1)
Luxury	$45.4	$35.9	$9.5	26%
Mid-line import	46.1	48.8	(2.7)	(6)%
Mid-line domestic	17.1	12.4	4.7	38%
Value	0.9	1.0	(0.1)	(10)%
Total new light vehicle gross profit—same store(1)	109.5	98.1	11.4	12%
Heavy truck	4.0	4.3	(0.3)	(7)%
Total new vehicle gross profit—same store(1)	113.5	102.4	11.1	11%
New vehicle gross profit—acquisitions	—	—
Total new vehicle gross profit, as reported	$113.5	$102.4	$11.1	11%

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
New vehicle units:
New vehicle retail units—same store(1)
Luxury	12,145	10,661	1,484	14%
Mid-line import	30,832	29,432	1,400	5%
Mid-line domestic	6,150	5,760	390	7%
Value	1,149	749	400	53%
Total new light vehicle retail units—same store(1)	50,276	46,602	3,674	8%
Fleet vehicles	1,797	1,445	352	24%
Total new light vehicle units—same store(1)	52,073	48,047	4,026	8%
Heavy truck	2,218	1,634	584	36%
Total new vehicle units—same store(1)	54,291	49,681	4,610	9%
Total new vehicle units—acquisitions	—	—
New vehicle units—actual	54,291	49,681	4,610	9%
Total new light vehicle units—same store(1)	52,073	48,047	4,026	8%
Total new light vehicle units—acquisitions	—	—
Total new light vehicle units	52,073	48,047	4,026	8%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
Revenue per new light vehicle sold—same store(1)	$31,033	$29,471	$1,562	5%
Revenue per new heavy truck sold	$48,963	$63,647	$(14,684)	(23)%
Revenue per new vehicle sold—same store(1)	$31,766	$30,595	$1,171	4%

Gross profit per new light vehicle sold—same store(1)	$2,103	$2,042	$61	3%
Gross profit per new heavy truck sold	$1,803	$2,632	$(829)	(31)%
Gross profit per new vehicle sold—same store(1)	$2,091	$2,061	$30	1%

New light vehicle gross margin—same store(1)	6.8%	6.9%	(0.1)%	(1)%
New heavy truck gross margin	3.7%	4.1%	(0.4)%	(10)%
New vehicle gross margin—same store(1)	6.6%	6.7%	(0.1)%	(1)%
__________________
(1)Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.
The $204.6 million (13%) increase in new vehicle revenue was primarily the result of a $200.0 million (14%) increase in same store light vehicle revenue due to an 8% increase in same store light vehicle retail unit sales and a 5% increase in revenue per new light vehicle sold. We believe that our increase in new vehicle retail unit sales was primarily driven by a favorable comparison with an overall weak economic environment during the nine months ended September 30, 2009, as well as increased consumer confidence and less stringent consumer lending standards. Unit volumes increased across each of our brand segments, consistent with overall U.S. vehicle sales. New vehicle SAAR increased to 11.3 million for the first nine months of 2010 as compared to 10.2 million for the first nine months of 2009.
The $11.1 million (11%) increase in new vehicle gross profit was primarily due to an $11.4 million (12%) increase in same store light vehicle gross profit, resulting primarily from an 8% increase in same store light vehicle retail unit sales. The increase in light vehicle gross profit includes a $9.5 million (26%) increase in gross profit from our luxury brands and a $4.7 million (38%) increase from our mid-line domestic brands.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)
Light vehicles	$669.9	$551.1	$118.8	22%
Heavy truck	7.1	10.7	(3.6)	(34)%
Total used vehicle retail revenues—same store(1)	677.0	561.8	115.2	21%
Used vehicle retail revenues—acquisitions	—	—
Total used vehicle retail revenues	677.0	561.8	115.2	21%
Used vehicle wholesale revenues—same store(1)
Light vehicles	154.1	135.8	18.3	13%
Heavy truck	4.2	1.4	2.8	200%
Total used vehicle wholesale revenues—same store(1)	158.3	137.2	21.1	15%
Used vehicle wholesale revenues—acquisitions	—	—
Total used vehicle wholesale revenues	158.3	137.2	21.1	15%
Used vehicle revenue, as reported	$835.3	$699.0	$136.3	19%

Gross profit:
Used vehicle retail gross profit—same store(1)
Light vehicles	$72.1	$62.5	$9.6	15%
Heavy truck	(0.2)	(1.5)	1.3	87%
Total used vehicle retail gross profit—same store(1)	71.9	61.0	10.9	18%
Used vehicle retail gross profit—acquisitions	—	—
Total used vehicle retail gross profit	71.9	61.0	10.9	18%
Used vehicle wholesale gross profit—same store(1)
Light vehicles	(0.8)	(0.4)	(0.4)	(100)%
Heavy truck	(0.1)	(1.2)	1.1	92%
Total used vehicle wholesale gross profit—same store(1)	(0.9)	(1.6)	0.7	44%
Used vehicle wholesale gross profit—acquisitions	—	—
Total used vehicle wholesale gross profit	(0.9)	(1.6)	0.7	44%
Used vehicle gross profit, as reported	71.0	59.4	11.6	20%

Used vehicle retail units:
Used vehicle retail units—same store(1)
Light vehicles	35,335	30,362	4,973	16%
Heavy truck	290	312	(22)	(7)%
Total used vehicle retail units—same store(1)	35,625	30,674	4,951	16%
Used vehicle retail units—acquisitions	—	—
Used vehicle retail units—actual	35,625	30,674	4,951	16%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
Revenue per used light vehicle retailed—same store(1)	$18,959	$18,151	$808	4%
Revenue per used heavy truck retailed	$24,483	$34,295	$(9,812)	(29)%
Revenue per used vehicle retailed—same store(1)	$19,004	$18,315	$689	4%

Gross profit per used light vehicle retailed—same store(1)	$2,040	$2,058	$(18)	(1)%
Gross profit per used heavy truck retailed	$(690)	$(4,808)	$4,118	86%
Gross profit per used vehicle retailed—same store(1)	$2,018	$1,989	$29	1%

Used light vehicle retail gross margin—same store(1)	10.8%	11.3%	(0.5)%	(4)%
Used heavy truck retail gross margin	(2.8)%	(14.0)%	11.2%	80%
Used vehicle retail gross margin—same store(1)	10.6%	10.9%	(0.3)%	(3)%
_______________
(1)Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.
The $136.3 million (19%) increase in used vehicle revenue includes a $118.8 million (22%) increase in same store light vehicle retail revenue and an $18.3 million (13%) increase in same store light vehicle wholesale revenue. The $11.6 million (20%) increase in used vehicle gross profit was primarily the result of a $9.6 million (15%) increase in same store light vehicle retail gross profit. We also experienced a $1.1 million (92%) decrease in wholesale losses from heavy trucks as a result of losses incurred during the 2009 period to reduce inventory levels to meet then-current demand. We believe that the increase in used light vehicle retail revenue and gross profit was driven primarily by unit volume increases that reflected increased consumer confidence and a favorable comparison to an overall weak economic environment during the nine months ended September 30, 2009. In addition, we have begun to see the benefit of several store-level programs initiated in 2009, including volume-driven initiatives such as our "1:2:1" program, a goal of retailing one used vehicle for every new vehicle retailed. This strategy is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.

Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Revenue:
Parts and service revenues—same store(1)
Light vehicles	$418.8	$427.9	$(9.1)	(2)%
Heavy truck	52.5	46.2	6.3	14%
Total parts and service revenue—same store(1)	471.3	474.1	(2.8)	(1)%
Parts and service revenues—acquisitions	—	—
Parts and service revenue, as reported	$471.3	$474.1	$(2.8)	(1)%

Gross profit:
Parts and service gross profit—same store(1)
Light vehicles	$228.8	$220.9	$7.9	4%
Heavy truck	15.6	14.6	1.0	7%
Total parts and service gross profit—same store(1)	244.4	235.5	8.9	4%
Parts and service gross profit—acquisitions	—	—
Parts and service gross profit, as reported	$244.4	$235.5	$8.9	4%

Light vehicle parts and service gross margin—same store(1)	54.6%	51.6%	3.0%	6%
Heavy truck parts and service gross margin	29.7%	31.6%	(1.9)%	(6)%
Parts and service gross margin—same store(1)	51.9%	49.7%	2.2%	4%
_______________
(1)Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.

The $2.8 million (1%) decrease in parts and service revenues was primarily due to a $5.8 million decrease in our warranty revenue, partially offset by a $2.4 million increase in revenue from wholesale parts. The $8.9 million (4%) increase in parts and service gross profit was due to a 300 basis point increase in our light vehicle parts and service gross margin, primarily as a result of increased gross profit from the reconditioning and preparation of used vehicles. Light vehicle customer pay parts and service revenue decreased $2.8 million (1%), while the associated gross profit increased $2.8 million (2%). Revenue and gross profit from our light vehicle warranty business decreased $3.5 million (5%) and $0.6 million (2%), respectively. Light vehicle revenue and gross profit from our wholesale parts business decreased $2.8 million (3%) and $0.6 million (4%), respectively. Gross profit from the reconditioning and preparation of used vehicles sold increased $6.3 million (22%).

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2010	2009
	(In millions, except for per vehicle data)
Dealership generated F&I, net—same store(1)
Light vehicles	$87.1	$69.2	$17.9	26%
Heavy truck	0.1	0.2	(0.1)	(50)%
Dealership generated F&I—same store(1)	87.2	69.4	17.8	26%
Dealership generated F&I—acquisitions	—	—
Dealership generated F&I, net	87.2	69.4	17.8	26%
Corporate generated F&I	1.1	—	1.1	—%
Finance and insurance, net as reported	$88.3	$69.4	$18.9	27%

Dealership generated light vehicle F&I per vehicle sold—same store(1) (2)	$996	$883	$113	13%
Dealership generated F&I per vehicle sold—same store(1) (2)	$970	$864	$106	12%

Light vehicle F&I per vehicle sold—same store(1)	$1,009	$883	$126	14%
Heavy truck F&I per vehicle sold	$40	$103	$(63)	(61)%
F&I per vehicle sold—same store(1)	$982	$864	$118	14%
_______________
(1)Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.
(2)Dealership generated F&I per vehicle sold excludes Corporate generated F&I.
F&I increased $18.9 million (27%) during the nine months ended September 30, 2010 as compared to the 2009 period, due to (i) an 11% increase in same store light vehicle retail unit sales and (ii) a 13% increase in same store dealership generated light vehicle F&I per vehicle sold.
The increase in dealership generated F&I per vehicle sold was primarily attributable to results from (a) less stringent lending standards and other market factors in the first nine months of 2010, which allowed more of our customers to take advantage of a broader array of finance and insurance products and (b) our continued focus on improving the F&I results at our lower-performing stores by increasing the training of our F&I personnel and implementing certain best practices initiatives, including a certification process for our F&I personnel.

Selling, General and Administrative—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2010	% of Gross Profit	2009	% of Gross Profit
	(Dollars in millions)
Personnel costs	$191.7	37.1%	$182.7	39.1%	$9.0	(2.0)%
Sales compensation	51.0	9.9%	43.8	9.4%	7.2	0.5%
Share-based compensation	4.1	0.8%	1.6	0.3%	2.5	0.5%
Outside services	36.4	7.0%	37.5	8.0%	(1.1)	(1.0)%
Advertising	23.9	4.6%	20.6	4.4%	3.3	0.2%
Rent	33.1	6.4%	31.0	6.6%	2.1	(0.2)%
Utilities	12.5	2.4%	12.5	2.7%	—	(0.3)%
Insurance	8.9	1.7%	10.8	2.3%	(1.9)	(0.6)%
Other	40.1	7.8%	36.7	7.9%	3.4	(0.1)%
Selling, general and administrative—same store(1)	401.7	77.7%	377.2	80.8%	24.5	(3.1)%
Acquisitions	—		—
Selling, general and administrative—actual	$401.7	77.7%	$377.2	80.8%	$24.5	(3.1)%
Gross Profit—same store(1)	$517.2		$466.7
Gross Profit—actual	$517.2		$466.7
_______________
(1)Same store information consists of amounts from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which an applicable dealership was owned by us.
Same store SG&A expense as a percentage of gross profit was 77.7% for the nine months ended September 30, 2010, as compared to 80.8% for the nine months ended September 30, 2009. The 310 basis point decrease was a result of (i) a 200 basis point decrease in personnel costs as a result of leveraging our fixed expenses, restructuring costs incurred in the nine months ended September 30, 2009 and lower fixed compensation expense resulting from the elimination of our regional management structure and staffing reductions and (ii) outside service expenses in the 2009 period associated with transitioning our dealerships to a common dealership management system.
During the 2009 period, we incurred $0.9 million of expense associated with the acceleration of rent associated with our former corporate headquarters in New York, NY, which is included in Rent above. During the 2010 period we reached an agreement with our associated lessor for a cash settlement in exchange for a termination of our remaining lease obligation.
Floor Plan Interest Expense-
The $2.1 million (15%) decrease in floor plan interest expense was primarily attributable to the lower short-term interest rate environment. Additionally, during the first nine months of 2010, we used excess cash to repay floor plan notes payable using floor plan offset accounts (as defined below) with certain of our floor plan lenders, effectively lowering our average floor plan notes payable balance during the nine months ended September 30, 2010 when compared to the prior year period. We had approximately $41.7 million in these floor plan offset accounts, on a daily weighted average basis, during the nine months ended September 30, 2010. We did not have any amounts in floor plan offset accounts during the 2009 period.
Income Tax Expense-
The $11.9 million increase in income tax expense was primarily a result of the $27.4 million increase in income before income taxes in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Our effective tax rate increased 430 basis points from 34.5% for the 2009 period to 38.8% for the 2010 period. The increase in the effective rate was primarily the result of reducing certain tax reserves during the nine months ended September 30, 2009.
Discontinued Operations-
During the first nine months of 2010, we sold one franchise (one dealership location). The $2.0 million, net of tax, net loss from discontinued operations during the first nine months of 2010 consists of $2.5 million, net of tax, of income from insurance proceeds related to tornado damage to the unused real estate of one of our former dealership locations in Yazoo City,

Mississippi, offset by (i) $2.9 million, net of tax, of net operating losses of franchises sold prior to September 30, 2010, including primarily rent and other expenses of idle facilities, (ii) $1.3 million, net of tax, of impairment expenses related to certain property not currently used in our operations, (iii) $0.2 million, net of tax, of rent acceleration on certain real estate not currently used in our operations and (iv) a $0.1 million, net of tax, loss on the sale of one franchise (one dealership location).
The $6.0 million, net of tax, net loss from discontinued operations during the first nine months of 2009 includes (i) $5.9 million of net operating losses of franchises sold prior to September 30, 2010, including rent and other expenses of idle facilities and (ii) $2.5 million, net of tax, of rent accelerations on real estate not currently used in our operations, partially offset by a $2.4 million, net of tax, net gain on the sale of four franchises (three dealership locations).

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2010, we had total available liquidity of $250.5 million, including cash and cash equivalents of $9.1 million, borrowing availability of $170.9 million under our various credit facilities and $70.5 of availability under new vehicle floor plan offset accounts with certain of our floor plan lenders, which are generally accessible within one to two days. The total borrowing capacity under our credit facilities of $200.0 million is limited by a borrowing base calculation and, from time to time, may be further limited by our required compliance with certain financial covenants. These financial covenants currently do not further limit our availability under our credit facilities. For a detailed discussion of our financial covenants, see “Covenants” below. In addition, in October 2010 we received a $14.4 million federal income tax refund as a result of carrying back our 2009 net operating loss to a prior period.
We continuously evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our revolving credit facilities, floor plan facilities and mortgage financing, (iv) amounts in our new vehicle floor plan notes payable offset accounts and (v) the potential impact of any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayments, maturities and repurchases; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
We have the following material credit facilities, mortgage notes, senior subordinated notes and inventory financing facilities as of September 30, 2010. For a more detailed description of the material terms of our various debt agreements, refer to the “Floor Plan Notes Payable” and “Long-Term Debt” footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

•
Mortgage notes - $163.4 million of mortgage notes payable to Wells Fargo Bank, National Association, successor by merger to Wachovia Bank National Association, and Wachovia Financial Services, Inc., a North Carolina corporation (together referred to as “Wachovia”). These mortgage notes payable are secured by the related underlying property.

•
3% Convertible Notes - $29.5 million in aggregate principal amount of our 3% Convertible Notes outstanding, offset by $2.0 million of an unamortized discount. We are required to pay interest on the 3% Convertible Notes on March 15 and September 15 of each year until their maturity on September 15, 2012.

•
8% Senior Subordinated Notes due 2014 (“8% Notes”) - $179.4 million in aggregate principal amount of our 8% Notes outstanding, offset by $3.7 million of hedging activity. We are required to pay interest on the 8% Notes on March 15 and September 15 of each year until their maturity on March 15, 2014.

•
7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We are required to pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•
Inventory financing (“Floor plan”) facilities - $283.3 million outstanding with lenders affiliated with the manufacturers from which we purchase new vehicles and $72.3 million outstanding with lenders not affiliated with any such manufacturers. The availability under our floor plan facilities is not limited, with the exception of an $18.0 million limitation in aggregate borrowings for the purchase of Chrysler, Dodge and Jeep new vehicle inventory and a $30.0 million limitation in aggregate borrowings for the purchase of Hyundai, Kia, Audi, Porsche, Volkswagen, Land Rover and Jaguar new vehicle inventory. In addition to the facilities described above, we have established accounts with certain manufacturers that allow us to transfer cash to an account as an offset to floor plan notes payable (“floor plan offset accounts”) that reduces our outstanding new vehicle floor plan notes payable while retaining the ability to transfer amounts from the offset accounts into our operating cash accounts within one to two days. As of September 30, 2010, we had $70.5 million in these floor plan offset accounts.

Under the terms of our credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floor plan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $12.0 million, (iii) certain refinancing, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness.
Subordinated Note Repurchases
During the third quarter of 2010, we recognized a $1.3 million net loss on the extinguishment of long-term debt. Included in the $1.3 million net loss was a $0.8 million gain on the repurchase of $25.2 million of our 3% Convertible Notes for $24.4 million, offset by (i) a $1.8 million pro-rata write-off of the unamortized discount associated with the repurchased 3% Convertible Notes and (ii) a $0.3 million pro-rata write-off of debt issuance costs.
As of September 30, 2010, we were authorized by our Board of Directors to use up to $5.6 million of cash to repurchase debt securities and/or make unscheduled principal payments on our existing mortgages. This authorization expires on February 28, 2011. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from any asset sales during any given calendar year. We may, from time to time in the future, repurchase our 3% Convertible Notes, 8% Notes and/or 7.625% Notes in open market purchases or privately negotiated transactions. The decision to repurchase subordinated notes will be dependent upon prevailing market conditions, our liquidity position, contractual restrictions, such as those set forth above, and other factors.
Covenants
We are subject to a number of financial covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our financial covenants as of September 30, 2010. Additionally, there were no material changes made to the terms of our financial covenants during the three months ended September 30, 2010.
Our BofA Revolving Credit Facility, JPMorgan Used Vehicle Floor Plan Facility and certain of our mortgages and/or guarantees related to such mortgages include certain financial covenants. In July 2009, we amended the BofA Revolving Credit Facility, which among other things, eliminated the total leverage ratio and reduced the required fixed charge coverage ratio from 1.20 to 1.00 to 1.10 to 1.00 for each four fiscal quarter period ending on or before September 30, 2010. For periods ending after September 30, 2010, the fixed charge coverage ratio will return to 1.20 to 1.00. At our option and with 30 days' written notice, the indebtedness limitation, as described above, may be removed in conjunction with the reinstatement of the total leverage ratio to the terms as set forth in the BofA Revolving Credit Facility prior to the July 2009 amendment.
Our guarantees under the Wachovia Master Loan Agreement include required compliance with certain financial covenants. In May 2009, we amended the Wachovia Master Loan Agreement, which among other things, eliminated the requirement that we comply with a total leverage ratio, but imposed significant additional limitations on our ability to incur new indebtedness. At our option and with 30 days' written notice, this indebtedness limitation may be removed in conjunction with the reinstatement of the total leverage ratio to the terms as set forth in the Wachovia Master Loan Agreement prior to the May 2009 amendment.
Certain of our lease agreements include financial covenants and incorporate by reference the financial covenants set forth in the BofA Revolving Credit Facility.
Share Repurchases Related to Employee Benefit Plan Awards
During the first nine months of 2010, we repurchased 20,264 shares of our common stock for $0.3 million from employees in connection with a net share settlement feature of our employee benefit plan share-based awards.

Cash Flow
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade"), and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as “Floor Plan Notes Payable - Non-Trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable - Trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the entity from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the entity from which we purchased the related inventory.
Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan lenders require amounts borrowed for the purchase of a vehicle to be repaid within a specified time period after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors ( i.e., if our competitors have a different mix of trade and non-trade floor plan financing as compared to us). In addition, we include all floor plan borrowings and repayments in our internal operating cash flow forecasts. As a result, we use the non-GAAP measure (defined below) “cash provided by operating activities, as adjusted” to compare our results to forecasts. We believe that splitting the cash flows of floor plan notes payable between operating activities and financing activities, while all new vehicle inventory activity is included in operating activities, results in significantly different operating cash flow than if all the cash flows of floor plan notes payable were classified together in operating activities.
Cash provided by operating activities, as adjusted, includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the manufacturer from which we purchase the related vehicle. Cash provided by operating activities, as adjusted, has material limitations. Cash provided by operating activities, as adjusted, may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures.
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

	For the Nine Months Ended September 30,
	2010	2009
	(In millions)
Reconciliation of cash (used in) provided by operating activities to cash (used in) provided by operating activities, as adjusted
Net cash (used in) provided by operating activities, as reported	$(44.0)	$59.7
New vehicle floor plan borrowings (repayments)—non-trade, net	(3.8)	(66.9)
Floor plan notes payable—trade divestitures	5.9	10.2
Net cash (used in) provided by operating activities, as adjusted	$(41.9)	$3.0
Operating Activities-
Net cash used in operating activities totaled $44.0 million and net cash used in operating activities, as adjusted, totaled $41.9 million during the nine months ended September 30, 2010. Net cash provided by operating activities totaled $59.7 million and net cash provided by operating activities, as adjusted, totaled $3.0 million during the nine months ended September 30, 2009. Net cash used in or provided by operating activities, as adjusted, includes net income adjusted for non-cash items and changes in working capital, including changes in floor plan notes payable and inventory.
The $44.9 million decrease in our cash provided by operating activities, as adjusted, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily the result of the following;

•	$70.5 million related to the use of excess cash to repay new vehicle floor plan notes payable using floor plan offset accounts with three of our floor plan lenders,

•	$29.7 million related to the timing of collection of accounts receivable and contracts-in-transit, and

•
$14.9 million change in other current assets related to (i) $10.1 million primarily related to an expected federal tax refund related to carrying back our 2009 net operating loss to a prior period and (ii) $8.0 million related to restricted cash in the 2009 period for the repayment of certain mortgage notes payable.

The decrease in our cash provided by operating activities, as adjusted, was primarily offset by the following;

•	$24.7 million increase in net income adjusted for non-cash items,

•	$25.0 million increase related to the timing of sale of inventory and repayment of the related floor plan notes payable, and

•	$20.1 million increase related to the timing of payment of accounts payable and accrued expenses.
Investing Activities-
Net cash provided by investing activities totaled $3.9 million and $18.6 million for the nine months ended September 30, 2010 and 2009, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and the sale of property and equipment.
Capital expenditures totaled $15.9 million and $6.1 million for the nine months ended September 30, 2010 and 2009, respectively. Our capital investments consisted of the construction of a new dealership facility, upgrades of our existing facilities and equipment purchases. We expect that capital expenditures during 2010 will total between $25.0 million and $30.0 million.
Proceeds from the sale of assets totaled $15.5 million and $25.3 million for the nine months ended September 30, 2010 and 2009, respectively. We continuously evaluate the financial and operating results of our dealerships, as well as each dealership's geographical location, and may continue to refine our dealership portfolio through strategic acquisitions and divestitures from time to time.
During the nine months ended September 30, 2010 we received insurance proceeds related to tornado damage to the unused real estate of one of our former dealership locations in Yazoo City, Mississippi totaling $4.9 million, which is included in Other Investing Activities on our accompanying Condensed Consolidated Statement of Cash Flows.

Financing Activities-
Net cash used in financing activities totaled $35.5 million and $136.2 million during the nine months ended September 30, 2010 and 2009, respectively.
During the first nine months of 2010 and 2009, repayments of borrowings amounted to $30.8 million and $67.7 million, respectively. The repayments of borrowings during the nine months ended September 30, 2010 were primarily related to the repurchase of $25.2 million of our 3% Convertible Notes. The repayments of borrowings during the nine months ended September 30, 2009 were primarily related to a $50.0 million repayment of borrowings from our BofA Revolving Credit Facility.
During the nine months ended September 30, 2009, we repaid $2.9 million of non-trade floor plan notes payable associated with the sale of dealerships.

Pending Acquisitions and Divestitures
Assets and liabilities held for sale includes real estate not currently used in our operations that we currently intend to sell, and totaled $12.8 million as of September 30, 2010. There were no franchises pending disposition as of September 30, 2010.

Share Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8% Notes and our 7.625% Notes, and the agreements governing our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. Such limits are calculated by adding 50% of cumulative net income or subtracting 100% of cumulative net losses (the “Cumulative Net Income Basket”) from each applicable period. The most restrictive covenant of such agreements provides that we may spend $25.0 million in addition to any amounts provided by the Cumulative Net Income Basket to repurchase common stock or pay dividends. As of September 30, 2010, our ability to repurchase common stock or pay dividends was limited to $2.0 million under this covenant.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the periods presented other than those disclosed in Note 11 of our accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates on a significant portion of our outstanding indebtedness. Based on our $382.1 million of total variable rate debt (including floor plan notes payable) outstanding as of September 30, 2010, a 1% change in interest rates would result in a change of approximately $3.8 million to our annual other interest expense.
Hedging Risk
We have an interest rate swap with a notional principal amount of $125.0 million as of September 30, 2010. The swap was designed to provide a hedge against changes in variable rate interest payments through maturity in June 2013. This swap is collateralized by our assets that do not otherwise have a first priority lien granted on such assets. This interest rate swap qualifies for cash flow hedge accounting treatment and contains minor ineffectiveness.

We have a separate interest rate swap with a notional principal amount of $11.8 million as of September 30, 2010. The swap was designed to provide a hedge against changes in variable rate interest payments through maturity in June 2011. The notional value of this swap is reduced over its term. This interest rate swap qualifies for cash flow hedge accounting treatment and contains minor ineffectiveness.
For additional information about the effect of our derivative instruments on the accompanying condensed consolidated financial statements, see Note 7, “Financial Instruments” of the notes thereto.

Item 4.	Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of the end of such period, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the chief executive officer and the chief financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
There was no change in our internal control over financial reporting during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In June 2010, the Company announced that it has chosen to transition its dealerships' dealer management systems to Automatic Data Processing, Inc. (“ADP”). As of September 30, 2010, we had implemented ADP at 4 of our 80 dealership locations. As appropriate, and in connection with this transition, the Company plans to modify the documentation of its internal control processes and procedures to supplement and complement its existing internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6.    Exhibits

4.1
Second Supplemental Indenture, dated as of August 17, 2010, among Asbury Automotive Group, Inc. and the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 3.00% Senior Subordinated Notes due 2012 of Asbury Automotive Group, Inc.

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

__________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc. (Registrant)

Date: October 27, 2010	By:	/s/ CHARLES R. OGLESBY
	Name:	Charles R. Oglesby
	Title:	Chief Executive Officer and President

Date: October 27, 2010	By:	/s/ CRAIG T. MONAGHAN
	Name:	Craig T. Monaghan
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

4.1
Second Supplemental Indenture, dated as of August 17, 2010, among Asbury Automotive Group, Inc. and the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 3.00% Senior Subordinated Notes due 2012 of Asbury Automotive Group, Inc.

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