Form 10-Q
period 2011-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2011-04-27
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 26, 2011 was 32,874,378 (net of 5,132,996 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7.9	$21.3
Contracts-in-transit	79.0	80.6
Accounts receivable (net of allowance of $1.3 and $0.7, respectively)	84.7	102.6
Inventories	566.6	547.4
Deferred income taxes	10.6	7.6
Assets held for sale	18.9	60.7
Other current assets	51.3	56.6
Total current assets	819.0	876.8
PROPERTY AND EQUIPMENT, net	480.7	458.9
GOODWILL	18.8	18.9
DEFERRED INCOME TAXES, net of current portion	57.2	61.5
OTHER LONG-TERM ASSETS	65.8	70.2
Total assets	$1,441.5	$1,486.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$284.4	$344.6
Floor plan notes payable—non-trade	85.1	80.0
Current maturities of long-term debt	8.9	8.9
Accounts payable and accrued liabilities	183.6	170.1
Liabilities associated with assets held for sale	5.3	32.2
Total current liabilities	567.3	635.8
LONG-TERM DEBT	537.0	534.9
OTHER LONG-TERM LIABILITIES	29.4	28.5
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 38,007,374 and 37,597,481 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	467.4	463.4
Accumulated deficit	(75.8)	(95.7)
Treasury stock, at cost; 5,022,096 and 4,799,188 shares, respectively	(79.1)	(75.0)
Accumulated other comprehensive loss	(5.1)	(6.0)
Total shareholders’ equity	307.8	287.1
Total liabilities and shareholders’ equity	$1,441.5	$1,486.3
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
REVENUES:
New vehicle	$571.2	$477.0
Used vehicle	301.4	248.8
Parts and service	144.6	137.5
Finance and insurance, net	32.4	25.2
Total revenues	1,049.6	888.5
COST OF SALES:
New vehicle	537.1	444.1
Used vehicle	274.0	225.7
Parts and service	65.6	64.1
Total cost of sales	876.7	733.9
GROSS PROFIT	172.9	154.6
OPERATING EXPENSES:
Selling, general and administrative	134.8	121.7
Depreciation and amortization	5.3	5.4
Other operating expense (income), net	10.4	(0.7)
Income from operations	22.4	28.2
OTHER EXPENSE:
Floor plan interest expense	(2.7)	(2.4)
Other interest expense, net	(10.5)	(9.0)
Swap interest expense	(1.4)	(1.7)
Convertible debt discount amortization	(0.2)	(0.4)
Total other expense, net	(14.8)	(13.5)
Income before income taxes	7.6	14.7
INCOME TAX EXPENSE	2.9	5.7
INCOME FROM CONTINUING OPERATIONS	4.7	9.0
DISCONTINUED OPERATIONS, net of tax	15.2	(1.6)
NET INCOME	$19.9	$7.4
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.15	$0.28
Discontinued operations	0.46	(0.05)
Net income	$0.61	$0.23
Diluted—
Continuing operations	$0.14	$0.27
Discontinued operations	0.45	(0.05)
Net income	$0.59	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32.4	32.2
Stock options	0.7	0.7
Restricted stock	0.2	0.2
Performance share units	0.3	0.1
Restricted share units	—	0.1
Diluted	33.6	33.3

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$19.9	$7.4
Adjustments to reconcile net income to net cash used in operating activities—
Depreciation and amortization	5.3	5.4
Stock-based compensation	2.6	1.9
Deferred income taxes	1.0	8.1
Loaner vehicle amortization	2.0	1.6
Excess tax benefit on share-based arrangements	(0.6)	—
Gain on sale of assets	(25.9)	(0.2)
Other adjustments, net	1.6	4.4
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	1.6	(7.6)
Accounts receivable	11.7	(17.5)
Proceeds from the sale of accounts receivable	5.6	5.8
Inventories	(15.0)	7.5
Other current assets	(5.8)	(12.9)
Floor plan notes payable—trade	(51.1)	(32.0)
Floor plan notes payable—trade divestitures	(18.9)	(5.9)
Accounts payable and accrued liabilities	13.3	(9.2)
Other long-term assets and liabilities, net	3.1	1.5
Net cash used in operating activities	(49.6)	(41.7)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(6.4)	(3.4)
Capital expenditures—real estate	(0.6)	—
Purchase of previously leased real estate	(16.9)	—
Proceeds from the sale of assets	76.1	9.6
Other investing activities	0.6	(0.2)
Net cash provided by investing activities	52.8	6.0
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	113.4	90.2
Floor plan repayments—non-trade	(105.4)	(107.6)
Floor plan repayments—non-trade divestitures	(14.8)	—
Repayments of borrowings	(7.1)	(2.2)
Purchases of treasury stock, including those associated with net share settlement of employee share-based awards	(4.1)	(0.1)
Excess tax benefit on share-based arrangements	0.6	—
Proceeds from the exercise of stock options	0.8	0.1
Net cash used in financing activities	(16.6)	(19.6)
Net decrease in cash and cash equivalents	(13.4)	(55.3)
CASH AND CASH EQUIVALENTS, beginning of period	21.3	84.7
CASH AND CASH EQUIVALENTS, end of period	$7.9	$29.4

See Note 11 for supplemental cash flow information
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 100 franchises (81 dealership locations) in 20 metropolitan markets within 11 states as of March 31, 2011. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of March 31, 2011, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 87% towards luxury and mid-line import brands, with the remaining 13% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships, operating in the Florida markets of Jacksonville, Fort Pierce and Orlando;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in Atlanta, Georgia;

•	McDavid dealerships operating in primarily in Dallas and Houston, Texas;

•	North Point dealerships operating in Little Rock, Arkansas;

•	Plaza dealerships operating in St. Louis, Missouri; and

•	Gray-Daniels dealerships operating in Jackson, Mississippi.
In addition to the dealership groups listed above, we also operated one luxury brand dealership in California as of March 31, 2011.

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
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim, or any full year period. Our unaudited interim condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Earnings per Common Share
Basic earnings per share is computed for all periods presented by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2.4 million and 4.9 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares of common stock, the premium received for selling the warrants was recorded as an increase to additional paid in capital, together with any cash that would be received upon exercise. In addition, our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Convertible Notes”) are convertible into shares of our common stock at a current conversion rate of $33.73 per share. The shares issuable upon exercise of these warrants and conversion of our 3% Convertible Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share in any periods presented because their inclusion would be anti-dilutive. The maximum number of shares of common stock issuable upon conversion of our 3% Convertible Notes as of March 31, 2011 was 2.2 million shares.
Discontinued Operations
Certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets have been classified as Assets Held for Sale or Liabilities Associated with Assets Held for Sale, with such classification beginning on the date that the assets and associated liabilities were first considered held for sale. When such assets and associated liabilities are subsequently removed from Assets Held for Sale and Liabilities Associated with Assets Held for Sale, we reclassify our prior period Condensed Consolidated Balance Sheets to reflect the most current operating status of such assets and associated liabilities. Amounts in the accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2010 have been reclassified to reflect the results of franchises sold subsequent to March 31, 2010 or held for sale as of March 31, 2011, as if we had classified those franchises as discontinued operations for all years presented.
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
Statements of Cash Flows
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle (“Non-Trade”), and all floor plan notes payable relating to pre-owned vehicles (collectively referred to as "Floor Plan Notes Payable - Non-Trade"), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable - Trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. Repayments of Floor Plan Notes Payable - Trade associated with divestitures are classified as an operating activity. Repayments of Floor Plan Notes Payable - Non-Trade associated with divestitures are classified as a financing activity.
Loaner vehicles account for a significant portion of Other Current Assets on the accompanying Condensed Consolidated Statements of Cash Flows. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. While loaner vehicles are initially used by our service department, these vehicles are used in such capacity for a short period of time (typically six to twelve months) before we sell them. Therefore we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Condensed Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventories on the accompanying Condensed Consolidated Statements of Cash Flows.

3. RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS
We have previously presented the earnings impact associated with our various derivative financial instruments as components of Floor Plan Interest Expense and Other Interest Expense on our Condensed Consolidated Statements of Income. Our various derivative financial instruments, which include fair value and cash flow interest rate swaps, have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from Accumulated Other Comprehensive Income ("AOCI") to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. In order to more clearly show the earnings impact associated with our various derivative financial instruments, we have separately disclosed "Swap Interest Expense" on our Condensed Consolidated Statements of Income and reclassified the appropriate amounts from Floor Plan Interest Expense and Other Interest Expense to Swap Interest Expense. These reclassifications did not have any impact on income from continuing operations, earnings per share or retained earnings.

For the Three Months Ended March 31,
2010
(In millions)
Floor plan interest expense, previously reported	$(4.1)
Swap interest expense previously included in floor plan interest expense	1.3
Floor plan interest expense of franchises placed into discontinued operations between March 31, 2010 and March 31, 2011	0.4
Floor plan interest expense	$(2.4)

For the Three Months Ended March 31,
2010
(In millions)
Other interest expense, previously reported	$(9.5)
Swap interest expense previously included in other interest expense	0.4
Other interest expense of franchises placed into discontinued operations between March 31, 2010 and March 31, 2011	0.1
Other interest expense, net	$(9.0)

For the Three Months Ended March 31,
2010
(In millions)
Swap interest expense, previously reported	$—
Swap interest expense previously included in floor plan interest expense	(1.3)
Swap interest expense previously included in other interest expense	(0.4)
Swap interest expense	$(1.7)

In addition, we have reclassified our Condensed Consolidated Statement of Income for the three months ended March 31, 2010 to reflect the current status of our discontinued operations and we have made certain other immaterial reclassifications of prior year amounts to be consistent with current period presentation.

4. ACQUISITIONS
We did not acquire any dealerships during the three months ended March 31, 2011 or 2010.
During the three months ended March 31, 2010, we were awarded two Sprinter franchises, which were added to our Mercedes-Benz locations in St. Louis, Missouri and Tampa, Florida. We did not pay any amounts in connection with being awarded these two franchises.

5. INVENTORIES
Inventories consist of the following:

	As of
	March 31,	December 31,
	2011	2010
	(In millions)
New vehicles	$443.3	$436.1
Used vehicles	87.0	74.8
Parts and accessories	36.3	36.5
Total inventories	$566.6	$547.4
The lower of cost or market reserves reduced total inventory cost by $4.6 million as of March 31, 2011 and December 31, 2010. In addition to the inventories shown above, we have $6.2 million and $31.3 million of inventory as of March 31, 2011 and December 31, 2010, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they are associated with franchises held for sale. As of March 31, 2011 and December 31, 2010, certain automobile manufacturer incentives reduced new vehicle inventory cost by $5.0 million and $5.1 million, respectively, and reduced new vehicle cost of sales from continuing operations for the three months ended March 31, 2011 and March 31, 2010 by $5.1 million and $4.3 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we intend to sell and the related mortgage notes payable, if applicable.
Assets and liabilities associated with pending dispositions as of March 31, 2011 totaled $9.6 million and $5.3 million, respectively. Assets and liabilities associated with pending dispositions as of December 31, 2010 totaled $48.0 million and $32.2 million, respectively.
Real estate not currently used in our operations that we are actively marketing to sell totaled $9.3 million and $12.7 million as of March 31, 2011 and December 31, 2010, respectively. There were no liabilities associated with our real estate assets held for sale as of March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, we sold our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center for a total net pre-tax gain of approximately $25.7 million, which is included in Discontinued Operations, net on our Condensed Consolidated Statement of Income. The assets associated with this divestiture included:

Inventories	$30.7
Property and equipment, net	12.7
Goodwill	1.6
Total assets	$45.0
Proceeds from the sale of these assets were used to repay $33.7 million of floor plan notes payable associated with new vehicle inventory and $5.1 million of mortgage notes payable associated with certain property and equipment included in the sale.
In addition, during the three months ended March 31, 2011, we removed certain assets held for sale and liabilities associated with assets held for sale related to one franchise (one dealership location) as a result of our decision to operate this store instead of market it for sale. As a result, we reclassified the assets and liabilities associated with this franchise from Assets Held for Sale and Liabilities Associated with Assets Held for Sale on the Condensed Consolidated Balance Sheet as of December 31, 2010.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31,	December 31,
	2011	2010
	(In millions)
Assets:
Inventories	$6.2	$31.3
Property and equipment, net	9.8	25.6
Goodwill	0.1	1.6
Other	2.8	2.2
Total assets	18.9	60.7
Liabilities:
Floor plan notes payable	5.3	27.0
Mortgage notes payable	—	5.2
Total liabilities	5.3	32.2
Net assets held for sale	$13.6	$28.5

7. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	March 31,	December 31,
	2011	2010
	(In millions)
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($29.5 million face value, net of discounts of $1.5 million and $1.7 million, respectively)	28.0	27.8
Mortgage notes payable bearing interest at fixed and variable rates	170.7	172.8
Capital lease obligations	4.0	—
	545.9	543.8
Less: current portion	(8.9)	(8.9)
Long-term debt	$537.0	$534.9

8. FINANCIAL INSTRUMENTS AND FAIR VALUE
Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying amounts of our financial instruments, with the exception of long-term debt, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our long-term debt is based on reported market prices. A summary of the carrying values and fair values of our 8.375% Notes, 7.625% Notes and 3% Convertible Notes is as follows:

	As of
	March 31, 2011	December 31, 2010
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($29.5 million face value, net of discounts of $1.5 million and $1.7 million, respectively)	28.0	27.8
Total carrying value	$371.2	$371.0

Fair Value:
8.375% Senior Subordinated Notes due 2020	$208.5	$205.8
7.625% Senior Subordinated Notes due 2017	145.3	144.1
3% Senior Subordinated Convertible Notes due 2012	30.3	29.0
Total fair value	$384.1	$378.9
We have an interest rate swap agreement with a notional principal amount of $10.5 million as of March 31, 2011. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in October 2015. The notional value of this swap is reduced over its term until July 2011 when the notional principal amount increases to $21.5 million and then begins to reduce over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and will not contain any ineffectiveness.
We have a separate interest rate swap with a current notional principal amount of $11.4 million as of March 31, 2011. The swap was designed to provide a hedge against changes in variable rate cash flows through maturity in June 2011. The notional value of this swap is reduced over its term to $11.3 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

We also have an interest rate swap with a current notional principal amount of $125.0 million as of March 31, 2011. The swap was designed to provide a hedge against changes in variable rate cash flows through maturity in June 2013. This swap is collateralized by Company assets upon which we have not otherwise granted a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.

For the Three Months Ended March 31,	Derivative in Cash Flow Hedging relationships	Effective Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2011	Interest rate swaps	$—	Swap interest expense	$(1.4)	$—	$—	N/A
2010	Interest rate swaps	$(2.3)	Swap interest expense	$(1.3)	$(0.1)	$—	N/A

 On the basis of yield curve conditions as of March 31, 2011, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $4.9 million. However, this anticipated $4.9 million loss relates to hedging activity that fixes the interest rates on only 27% of our variable rate debt, including our floor plan notes payable and, therefore, if the current low interest rate environment continues, we believe we would experience a benefit from such interest rates on 73% of our variable rate debt.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swap. Other than that assumption, all other inputs reflect level 2 inputs.
Market Risk Disclosures as of March 31, 2011:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$146.9	1 month LIBOR	2011 - 2013	$(7.8)
____________________________
* The total fair value of our swaps is a $7.8 million liability, of which $4.8 million is included in Accounts Payable and Accrued Liabilities, $3.7 million is included in Other Long-Term Liabilities and $0.7 million is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheet, respectively.
Market Risk Disclosures as of December 31, 2010:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Expiration	Fair Value
Interest Rate Swap*	$147.3	2011 - 2013	$(9.2)
____________________________
* The total fair value of our swaps is a $9.2 million liability, of which $5.0 million is included in Accounts Payable and Accrued Liabilities, $4.7 million is included in Other Long-Term Liabilities and $0.5 million is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheet, respectively.

9. COMPREHENSIVE INCOME
The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended March 31,
	2011	2010
	(In millions)
Net income	$19.9	$7.4
Other comprehensive income (loss):
Change in fair value of cash flow swaps	1.4	(1.0)
Amortization of expired cash flow swaps	0.1	0.1
Income tax benefit associated with cash flow swaps	(0.6)	0.4
Comprehensive income	$20.8	$6.9

10. DISCONTINUED OPERATIONS AND DIVESTITURES
During the three months ended March 31, 2011, we sold our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations), one collision repair center and one additional ancillary business. As of March 31, 2011, there was one franchise (one dealership location) pending disposition. The accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2010, has been reclassified to reflect the status of our discontinued operations as of March 31, 2011.
The following table provides further information regarding our discontinued operations as of March 31, 2011, and includes the results of businesses sold prior to March 31, 2011:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
	Sold/ Closed	Pending Disposition	Total	Sold/ Closed	Pending Disposition	Total
	(Dollars in millions)
Franchises:
Mid-line domestic	—	—	—	—	—	—
Mid-line import	—	—	—	1	—	1
Heavy Trucks	10	—	10	10	—	10
Luxury	—	1	1	—	1	1
Total	10	1	11	11	1	12
Revenues	$50.4	$9.9	$60.3	$74.5	$9.2	$83.7
Cost of sales	45.4	8.0	53.4	66.8	7.8	74.6
Gross profit	5.0	1.9	6.9	7.7	1.4	9.1
Operating expenses	6.0	1.7	7.7	9.4	1.7	11.1
(Loss) income from operations	(1.0)	0.2	(0.8)	(1.7)	(0.3)	(2.0)
Other expense, net	(0.2)	—	(0.2)	(0.4)	—	(0.4)
Gain/(loss) on disposition	25.9	—	25.9	(0.2)	—	(0.2)
Income (loss) before income taxes	24.7	0.2	24.9	(2.3)	(0.3)	(2.6)
Income tax (expense) benefit	(9.6)	(0.1)	(9.7)	0.9	0.1	1.0
Discontinued operations, net of tax	$15.1	$0.1	$15.2	$(1.4)	$(0.2)	$(1.6)

11. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2011 and 2010, we made interest payments, including amounts capitalized, totaling $12.6 million and $19.5 million, respectively. Included in these interest payments are $2.6 million and $2.7 million of floor plan interest payments for the three months ended March 31, 2011 and 2010.
During the three months ended March 31, 2011 and 2010, we did not make any material income tax payments or receive any material income tax refunds.
During the three months ended March 31, 2011 and 2010, we sold $5.7 million and $5.9 million, respectively, of trade receivables, each at a total discount of $0.1 million.
During the three months ended March 31, 2011 and 2010, we transferred $9.7 million and $7.9 million, respectively, of loaner vehicles from Other Current Assets to Used Vehicle Inventory on our Condensed Consolidated Balance Sheets.

12. COMMITMENTS AND CONTINGENCIES
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

From time to time, we and our dealerships are or may become involved in various claims relating to, and arising out of, our business and our operations.  These claims may involve, but not be limited to, financial and other audits by vehicle manufacturers, lenders and certain federal, state and local government authorities, which have historically related primarily to (a) incentive and warranty payments received from vehicle manufacturers, (b) compliance with lender rules and covenants and (c) payments made to government authorities relating to federal, state and local taxes, as well as compliance with other government regulations.  Claims may also arise through litigation, government proceedings and other dispute resolution processes.  Such claims, including class actions, could relate to, but may not be limited to, claims related to the practice of charging administrative fees and other fees and commissions, employment-related matters, truth-in-lending and other dealer assisted financing obligations, contractual disputes, actions brought by governmental authorities and other matters. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

The Company and certain of its subsidiaries are parties to a class action filed in December 2002 in the Pulaski County Circuit Court in Arkansas. The complaint relates to our Arkansas dealerships' charging certain document preparation fees and receiving certain interest rate participation amounts from lenders related to customer arranged financing from November 2000 through November 2006. These document preparation fees were charged in reliance upon an Arkansas Attorney General

Opinion and state statute specifically authorizing a document preparation fee. After various motions and judgments, in October 2008, the circuit court ruled in favor of the Company on all class action claims and found the Company had no liability. On March 11, 2010, the plaintiff appealed the circuit court's decisions.

On April 14, 2011, the Supreme Court of Arkansas ruled that the class may proceed with claims with respect to certain document fees collected by the Company from November 2000 to November 2006. The Supreme Court of Arkansas also reversed the circuit court's decision not to certify a subclass relating to the dealerships' interest rate participation.  The case will be remanded to the circuit court for further proceedings. The Company is in the process of evaluating its available defenses and will vigorously pursue all defenses at trial. The Company previously concluded that it was not reasonably possible that it would have a material loss related to this matter because of the trial court's rulings and recent favorable Arkansas Supreme Court precedent.

As a result of developments in existing claims in the quarter ended March 31, 2011, the Company has accrued its best estimate of $9.0 million for probable and reasonably estimable losses. At this time, we do not believe it is reasonably possible that we will incur material additional losses from these matters.

We currently do not anticipate that any known claim will materially adversely affect our financial condition, liquidity, results of operations or financial statement disclosures.  However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosure.
We are currently evaluating the consequences that the earthquakes and related events in Japan will have on our operating results; however, it is too early to estimate the full impact. To date, we have not experienced significant disruptions in our parts and service business or in inventories from our American and European manufacturing partners as a result of the events in Japan. However, we can provide no assurance that there will be no significant impact on our parts and service business. We are currently unable to quantify the depth or duration these events will have, but are working to mitigate the situation through several initiatives, such as expanding our used vehicle business, seeking higher margins on new vehicle sales, and more actively managing inventory across stores within our dealership network. Although we anticipate reductions in revenues in these stores over the coming months, we are confident in the long-term strength of our Japanese partners. In context of the steady improvement in consumer demand, we believe the current disruption will be temporary.
During the three months ended March 31, 2011, we recognized approximately $2.3 million of executive separation expense, which is included in Other Operating Expense, net on the accompanying Condensed Consolidated Statement of Income. We expect to recognize an additional $3.6 million of executive separation expense during the remainder of 2011.

We have $15.7 million of letters of credit outstanding as of March 31, 2011, which are required by certain of our insurance providers. In addition, as of March 31, 2011, we maintain a $5.0 million surety bond line which we use in our ordinary course of business.
Other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.

13. RELATED PARTY TRANSACTIONS
During the first quarter of 2011, we concurrently entered into two transactions with a member of our board of directors, which included (i) the purchase of dealership real estate previously leased by us for approximately $16.9 million and (ii) the entrance into a new lease agreement for a separate parcel of dealership real estate. The new lease agreement is being accounted for as a capital lease and, as a result, we recorded approximately $4.0 million in Property and Equipment, net and Long-Term Debt on our Condensed Consolidated Balance Sheet during the first quarter of 2011. We believe that these transactions were on terms comparable to those that could be obtained from unaffiliated third parties.

14. SUBSEQUENT EVENTS

In December 2010, our board of directors authorized the repurchase of up to $25.0 million of our common stock. We purchased 130,900 shares of our common stock for a total of $2.2 million from April 1, 2011 through the date of this report on Form 10-Q, pursuant to a 10b5-1 trading plan, which expires on December 31, 2011. Currently in 2011, including the shares and amount mentioned above, we have purchased a total of 215,700 shares of our common stock for a total of $3.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward-Looking Information
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

•
significant disruptions in the production and delivery of vehicles and parts for any reason, including natural disasters, product recalls, work stoppages or other occurrences that affect our manufacturing partners and are outside of our control;

•	adverse results from litigation and other proceedings involving us;

•	our relationship with, and the financial stability of, our lenders and lessors;

•	our ability to execute our initiatives and other strategies;

•	high levels of competition in our industry, which may create pricing and margin pressures on our products and services;

•	our ability to renew, and enter into new, framework and dealer agreements with manufacturers whose brands we sell, on terms acceptable to us;

•	our ability to attract and to retain key personnel;

•	our ability to leverage gains from our dealership portfolio; and

•	significant disruptions in the financial markets, which may impact our ability to access capital.

Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth in this discussion and analysis below and under Item 1A entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statements.

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 100 franchises (81 dealership locations) in 20 metropolitan markets within 11 states as of March 31, 2011. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of March 31, 2011, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 87% towards luxury and mid-line import brands, with the remaining 13% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships, operating in the Florida markets of Jacksonville, Fort Pierce and Orlando;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in Atlanta, Georgia;

•	McDavid dealerships operating primarily in Dallas and Houston, Texas;

•	North Point dealerships operating in Little Rock, Arkansas;

•	Plaza dealerships operating in St. Louis, Missouri; and

•	Gray-Daniels dealerships operating in Jackson, Mississippi.
In addition to the dealership groups listed above, we also operated one luxury brand dealership in California as of March 31, 2011.
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
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automotive manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 51% revenue from mid-line import brands and 36% revenue from luxury brands in the first quarter of 2011, is well positioned for growth over the long term.

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
Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margin than used vehicle sales and sales of parts and service. As a result, when used vehicle and parts and service revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase.
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

The United States automotive retail market has shown continued improvement with new vehicle SAAR increasing to 13.1 million during the first quarter of 2011 as compared to 11.0 million during the first quarter of 2010. We anticipate that new vehicle sales in the U.S. will continue to improve in 2011 and that the SAAR for the full year will be approximately 12.5 million. We also believe that the ongoing availability of vehicles that are desirable to consumers may have a significant impact on the number of vehicles actually sold in the U.S. in 2011.
We are currently evaluating the consequences that the earthquakes and related events in Japan will have on our operating results; however, it is too early to estimate the full impact. To date, we have not experienced significant disruptions in our parts and service business or in inventories from our American and European manufacturing partners as a result of the events in Japan. However, we can provide no assurance that there will be no significant impact on our parts and service business. We are currently unable to quantify the depth or duration these events will have, but are working to mitigate the situation through several initiatives, such as expanding our used vehicle business, seeking higher margins on new vehicle sales, and more actively managing inventory across stores within our dealership network. Although we anticipate reductions in revenues in these stores over the coming months, we are confident in the long-term strength of our Japanese partners. In context of the steady improvement in consumer demand, we believe the current disruption will be temporary.
We had total available liquidity of $271.8 million as of March 31, 2011, which includes cash and cash equivalents of $7.9 million, borrowing availability of $167.4 million under our various credit facilities and $96.5 million of availability under new vehicle floor plan offset accounts with certain of our floor plan lenders. For further discussion of our floor plan offset accounts, please refer to “Liquidity and Capital Resources” below. In addition, we have no material long-term debt maturities until September 2012, at which time our 3% Senior Subordinated Convertible Notes due 2012 (the "3% Convertible Notes") will mature. As of March 31, 2011, we had $29.5 million in aggregate principal amount of our 3% Convertible Notes outstanding.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$571.2	$477.0	$94.2	20%
Used vehicle	301.4	248.8	52.6	21%
Parts and service	144.6	137.5	7.1	5%
Finance and insurance, net	32.4	25.2	7.2	29%
Total revenues	1,049.6	888.5	161.1	18%
GROSS PROFIT:
New vehicle	34.1	32.9	1.2	4%
Used vehicle	27.4	23.1	4.3	19%
Parts and service	79.0	73.4	5.6	8%
Finance and insurance, net	32.4	25.2	7.2	29%
Total gross profit	172.9	154.6	18.3	12%
OPERATING EXPENSES:
Selling, general and administrative	134.8	121.7	13.1	11%
Depreciation and amortization	5.3	5.4	(0.1)	(2)%
Other operating expense (income), net	10.4	(0.7)	11.1	NM
Income from operations	22.4	28.2	(5.8)	(21)%
OTHER INCOME EXPENSE:
Floor plan interest expense	(2.7)	(2.4)	0.3	13%
Other interest expense, net	(10.5)	(9.0)	1.5	17%
Swap interest expense	(1.4)	(1.7)	(0.3)	(18)%
Convertible debt discount amortization	(0.2)	(0.4)	(0.2)	(50)%
Total other expense, net	(14.8)	(13.5)	1.3	10%
Income before income taxes	7.6	14.7	(7.1)	(48)%
INCOME TAX EXPENSE	2.9	5.7	(2.8)	(49)%
INCOME FROM CONTINUING OPERATIONS	4.7	9.0	(4.3)	(48)%
DISCONTINUED OPERATIONS, net of tax	15.2	(1.6)	16.8	NM
NET INCOME	$19.9	$7.4	$12.5	169%
Income from continuing operations per common share—Diluted	$0.14	$0.27	$(0.13)	(48)%
Net income per common share—Diluted	$0.59	$0.22	$0.37	168%

	For the Three Months Ended March 31,
	2011	2010
REVENUE MIX PERCENTAGES:
New vehicles	54.4%	53.7%
Used retail vehicles	23.7%	23.0%
Used vehicle wholesale	5.0%	5.0%
Parts and service	13.8%	15.5%
Finance and insurance, net	3.1%	2.8%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	19.7%	21.3%
Used retail vehicles	15.3%	14.6%
Used vehicle wholesale	0.6%	0.3%
Parts and service	45.7%	47.5%
Finance and insurance, net	18.7%	16.3%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	78.0%	78.7%
Net income increased by $12.5 million while income from continuing operations decreased by $4.3 million during the first quarter of 2011 as compared to the first quarter of 2010. The decrease in income from continuing operations was primarily a result of (i) a $13.1 million (11%) increase in SG&A expenses, (ii) an $11.1 million increase in other operating expense and (iii) a $1.5 million (17%) increase in other interest expense, partially offset by an $18.3 million (12%) increase in gross profit. The increase in net income was primarily the result of the sale of our heavy truck business, which resulted in a $15.8 million net-of-tax gain, which is included in discontinued operations, net. Net income and income from continuing operations for the first quarter of 2011 were reduced by (i) $5.5 million, net of tax, due to legal claims related to operations from 2000 to 2006 and (ii) $1.4 million, net of tax, due to expenses related to executive separation benefits.
Gross profit increased across all four of our business lines and was driven by a $7.2 million (29%) increase in F&I gross profit and a $5.6 million (8%) increase in parts and service gross profit. Our total gross profit margin decreased 90 basis points to 16.5%, primarily as a result of a mix shift to our lower margin new vehicle and used vehicle businesses.
The $161.1 million (18%) increase in total revenue was primarily a result of a $94.2 million (20%) increase in new vehicle revenue and a $52.6 million (21%) increase in used vehicle revenue. The increase in new vehicle revenue includes a $76.8 million (16%) increase in same store new vehicle revenue and $17.4 million in new vehicle revenue from acquired dealerships. The increase in used vehicle revenue includes (i) a $35.8 million (18%) increase in same store used vehicle retail revenue, (ii) a $7.1 million (16%) increase in same store used vehicle wholesale revenue and (iii) $9.7 million of used vehicle revenue derived from acquired dealerships.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$198.0	$175.7	$22.3	13%
Mid-line import	279.2	234.3	44.9	19%
Mid-line domestic	76.6	67.0	9.6	14%
Total new vehicle revenue—same store(1)	553.8	477.0	76.8	16%
New vehicle revenue—acquisitions	17.4	—
New vehicle revenue, as reported	$571.2	$477.0	$94.2	20%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$13.6	$13.8	$(0.2)	(1)%
Mid-line import	14.5	14.4	0.1	1%
Mid-line domestic	5.2	4.7	0.5	11%
Total new vehicle gross profit—same store(1)	33.3	32.9	0.4	1%
New vehicle gross profit—acquisitions	0.8	—
New vehicle gross profit, as reported	$34.1	$32.9	$1.2	4%

	For the Three Months Ended March 31,		Increase	% Change
	2011	2010
New vehicle units:
New vehicle retail units—same store(1)
Luxury	4,010	3,694	316	9%
Mid-line import	11,125	9,363	1,762	19%
Mid-line domestic	2,143	1,792	351	20%
Total new vehicle retail units—same store(1)	17,278	14,849	2,429	16%
Fleet vehicles	750	481	269	56%
Total new vehicle units—same store(1)	18,028	15,330	2,698	18%
New vehicle units—acquisitions	556	—
New vehicle units—actual	18,584	15,330	3,254	21%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Decrease	% Change
	2011	2010
Revenue per new vehicle sold—same store(1)	$30,719	$31,115	$(396)	(1)%
Gross profit per new vehicle sold—same store(1)	$1,847	$2,146	$(299)	(14)%
New vehicle gross margin—same store(1)	6.0%	6.9%	(0.9)%	(13)%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $94.2 million (20%) increase in new vehicle revenue was primarily a result of a $76.8 million (16%) increase in same store new vehicle revenue due to a 16% increase in same store new vehicle retail unit sales and a 56% increase in same store fleet unit sales. Our total new vehicle revenue also benefited from $17.4 million of revenue derived from acquisitions. We believe that the increase in new vehicle retail unit sales was primarily driven by increased consumer confidence as well as an increase in the availability of consumer credit. Unit volumes increased across each of our brand segments, consistent with the overall improvement in the U.S. automobile retail market and U.S. vehicle sales. New vehicle SAAR increased to 13.1 million for the first quarter of 2011, as compared to 11.0 million for the first quarter of 2010.
Total new vehicle gross profit increased by $1.2 million (4%), which included $0.8 million of gross profit derived from acquisitions. Our same store gross profit per new vehicle sold decreased by $299, driven by the decrease from our mid-line import and luxury brands. Our new vehicle gross margin continues to be under pressure, particularly from our mid-line import brands. Our margins in the near future will be dependent upon market-based forces of supply and demand as we navigate through the ramifications of the natural disaster in Japan. Additionally, manufacturer incentives will continue to impact our margins in the future.

Used Vehicle—

	For the Three Months Ended March 31,		Increase	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$239.8	$204.0	$35.8	18%
Used vehicle retail revenues—acquisitions	8.7	—
Total used vehicle retail revenues	248.5	204.0	44.5	22%

Used vehicle wholesale revenues—same store(1)	51.9	44.8	7.1	16%
Used vehicle wholesale revenues—acquisitions	1.0	—
Total used vehicle wholesale revenues	52.9	44.8	8.1	18%
Used vehicle revenue, as reported	$301.4	$248.8	$52.6	21%
Gross profit:
Used vehicle retail gross profit—same store(1)	$25.4	$22.7	$2.7	12%
Used vehicle retail gross profit—acquisitions	1.0	—
Total used vehicle retail gross profit	26.4	22.7	3.7	16%

Used vehicle wholesale gross profit—same store(1)	0.9	0.4	0.5	125%
Used vehicle wholesale gross profit—acquisitions	0.1	—
Total used vehicle wholesale gross profit	1.0	0.4	0.6	150%
Used vehicle gross profit, as reported	$27.4	$23.1	$4.3	19%
Used vehicle retail units:
Used vehicle retail units—same store(1)	13,079	10,887	2,192	20%
Used vehicle retail units—acquisitions	440	—
Used vehicle retail units—actual	13,519	10,887	2,632	24%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Decrease	% Change
	2011	2010
Revenue per used vehicle retailed—same store(1)	$18,335	$18,738	$(403)	(2)%
Gross profit per used vehicle retailed—same store(1)	$1,942	$2,085	$(143)	(7)%
Used vehicle retail gross margin—same store(1)	10.6%	11.1%	(0.5)%	(5)%
_________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $52.6 million (21%) increase in used vehicle revenue includes (i) a $35.8 million (18%) increase in same store used vehicle retail revenue, (ii) a $7.1 million (16%) increase in same store wholesale revenue and (iii) $9.7 million of used vehicle revenues derived from dealership acquisitions. The $4.3 million (19%) increase in used vehicle gross profit was primarily a result of a $2.7 million (12%) increase in same store used vehicle retail gross profit. The increase in used vehicle retail revenue and gross profit was driven primarily by increased unit sales volumes, partially offset by a lower gross profit margin of 10.6%, down 50 basis points from the prior year. These results reflect the benefits of several store-level programs initiated in 2009, including volume-driven initiatives such as our "Asbury 121" program, a goal of retailing one used vehicle for every new vehicle retailed. This initiative is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.

We believe our used vehicle inventory is well-aligned with current consumer demand, with approximately 34 days of supply in our inventory as of March 31, 2011, as compared to approximately 35 days sales in our inventory as of December 31, 2010. In response to the recent events in Japan, we may elect to carry higher levels of used vehicle inventory at our Japanese import dealerships to ensure that our stores and sales associates have inventory to offer to sell to our customers.
Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$139.1	$137.5	$1.6	1%
Parts and service revenues—acquisitions	5.5	—
Parts and service revenue, as reported	$144.6	$137.5	$7.1	5%

Gross profit:
Parts and service gross profit—same store(1):
Customer pay	$46.2	$46.2	$—	—%
Warranty	12.0	11.7	0.3	3%
Reconditioning and preparation	12.7	10.2	2.5	25%
Wholesale parts	5.0	5.3	(0.3)	(6)%
Total parts and service gross profit—same store(1)	75.9	73.4	2.5	3%
Parts and service gross profit—acquisitions	3.1	—
Parts and service gross profit, as reported	$79.0	$73.4	$5.6	8%
Parts and service gross margin—same store(1)	54.6%	53.4%	1.2%	2%
____________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $7.1 million increase in parts and service revenue was primarily due to $5.5 million of parts and service revenue derived from acquired dealerships. The $5.6 million (8%) increase in parts and service gross profit was primarily due to a 120 basis point increase in our same store parts and service gross margin primarily as a result of increased gross profit from reconditioning and preparation of used vehicles. The $2.5 million increase in reconditioning gross profit is a result of the increase in our new and used vehicle unit sales.
We continue to focus on improving our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs. In the near-term, disruption of parts manufacturing by our suppliers in Japan may cause disruption in our ability to sell parts to and service our customers' vehicles.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase	% Change
	2011	2010
	(Dollar in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$31.7	$25.2	$6.5	26%
Finance and insurance, net—acquisitions	0.7	—
Finance and insurance, net as reported	$32.4	$25.2	$7.2	29%
F&I per vehicle sold—same store(1)	$1,019	$961	$58	6%
_____________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased $7.2 million (29%) during the three months ended March 31, 2011 as compared to the same period in 2010, due to (i) an 18% increase in same store retail unit sales and (ii) a 6% increase in same store F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to (a) consistent improvement in the availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products and (b) our continued focus on improving the F&I results at our lower-performing stores by increasing the training of our F&I personnel, including implementing a certification process and certain best practices initiatives for such personnel.

Selling, General and Administrative—

	For the Three Months Ended March 31,					% of Gross Profit Increase (Decrease)
	2011	% of Gross Profit	2010	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$60.9	36.4%	$57.4	37.1%	$3.5	(0.7)%
Sales compensation	17.5	10.5%	14.6	9.4%	2.9	1.1%
Share-based compensation	1.9	1.1%	1.9	1.2%	—	—%
Outside services	13.6	8.1%	10.9	7.1%	2.7	1.0%
Advertising	5.6	3.3%	5.5	3.6%	0.1	(0.3)%
Rent	9.4	5.6%	11.0	7.1%	(1.6)	(1.5)%
Utilities	3.9	2.3%	4.0	2.6%	(0.1)	(0.3)%
Insurance	2.1	1.3%	2.4	1.6%	(0.3)	(0.3)%
Other	16.1	9.6%	14.0	9.0%	2.1	0.6%
Selling, general and administrative—same store(1)	131.0	78.3%	121.7	78.7%	9.3	(0.4)%
Acquisitions	3.8		—
Selling, general and administrative—actual	$134.8	78.0%	$121.7	78.7%	$13.1	(0.7)%
Gross profit—same store(1)	$167.2		$154.6
Gross profit—actual	$172.9		$154.6
________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 78.3% for the first quarter of 2011, as compared to 78.7% for the first quarter of 2010. The 40 basis point decrease was primarily a result of a 70 basis point decrease in personnel costs as a result of leveraging our fixed expenses, partially offset by (i) a 100 basis point increase in outside services expense, primarily due to increased investment in our information technology infrastructure and (ii) a 110 basis point increase in sales compensation expense, primarily due to increased sales volumes of lower margin product. We are also currently engaged in numerous store-level productivity initiatives designed to improve our profitability, including the consolidation of certain dealership accounting functions.
Other Operating Expense (Income)—
Other operating expense (income) includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the first quarter of 2011, we recognized (i) approximately $9.0 million of expense due to legal claims related to operations from 2000 to 2006 and (ii) approximately $2.3 million of executive separation costs, which was partially offset by income related to proceeds received from the elimination of one of our franchises.

Floor Plan Interest Expense—
The $0.3 million (13%) increase in floor plan interest expense was attributable to a higher average balance of new vehicle inventory during the first quarter of 2011 when compared to the first quarter of 2010.
Swap Interest Expense —
We have entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from Accumulated Other Comprehensive Income ("AOCI") to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for the first quarters of 2011 and 2010 was $1.4 million and $1.7 million, respectively.
Convertible Debt Discount Amortization —
During the first quarter of 2011 and 2010, we recognized $0.2 million and $0.4 million, respectively, of convertible debt amortization associated with our 3% Convertible Notes. Since a portion of our 3% Convertible Notes must be settled in cash upon conversion, we separately account for the liability and equity components in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value is amortized to interest cost using the effective interest method. We expect that convertible debt amortization will total approximately $1.0 million in 2011, based on the $29.5 million aggregate principal amount of 3% Convertible Notes outstanding as of March 31, 2011.
Income Tax Expense—
The $2.8 million (49%) decrease in income tax expense was primarily a result of the $7.1 million (48%) decrease in income before income taxes in the first quarter of 2011 as compared to the first quarter of 2010. Our effective tax rate decreased from 38.8% for the 2010 period to 38.2% for the 2011 period. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2011 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2011.
Discontinued Operations—
During the first quarter 2011, we sold our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations), one collision repair center and one additional ancillary business. The $15.2 million, net of tax, net income from discontinued operations during the first quarter of 2011 consists of a $15.9 million, net of tax, gain on the sale of our heavy truck business and an additional ancillary business, partially offset by $0.7 million, net of tax, of net operating losses of franchises and ancillary businesses sold prior to or pending disposition as of March 31, 2011, including primarily rent and other expenses of idle facilities.
The $1.6 million, net of tax, net loss from discontinued operations during the first quarter of 2010 is a result of (i) $1.5 million, net of tax, of net operating losses of franchises and ancillary businesses sold prior to or pending disposition as of March 31, 2011, including rent expense of idle facilities and legal expenses for franchises sold prior to March 31, 2011 and (ii) a $0.1 million, net of tax, loss on the sale of one franchise (one dealership location).
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2011, we had total available liquidity of $271.8 million, which includes cash and cash equivalents of $7.9 million, borrowing availability of $167.4 million under our various credit facilities and $96.5 million of availability under new vehicle floor plan offset accounts with certain of our floor plan lenders, which are generally accessible within one to two days. The total borrowing capacity under our credit facilities is $200.0 million and is limited by a borrowing base calculation and, from time to time, may be further limited by our required compliance with certain financial covenants. These financial covenants currently do not further limit our availability under our credit facilities.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our revolving credit facilities, floor plan facilities and mortgage financing, (iv) amounts in our new vehicle floor plan notes payable offset accounts and (v) the potential impact of any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
We have the following material credit facilities, mortgage notes, senior subordinated notes and inventory financing facilities as of March 31, 2011. For a more detailed description of the material terms of our various debt agreements, refer to the “Floor Plan Notes Payable” and “Long-Term Debt” footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

•
Mortgage notes - $170.7 million of mortgage note obligations primarily payable to Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and Wachovia Financial Services, Inc., a North Carolina corporation (together referred to as “Wachovia”). These mortgage notes payable are secured by the related underlying property.

•
3% Senior Subordinated Convertible Notes due 2012 (“3% Convertible Notes”) - $29.5 million in aggregate principal amount of our 3% Convertible Notes outstanding, offset by $1.5 million of unamortized discount. We are required to pay interest on the 3% Convertible Notes on March 15 and September 15 of each year until their maturity on September 15, 2012.

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

•
Inventory financing (“Floor plan”) facilities - $289.7 million outstanding with lenders affiliated with the manufacturers from which we purchase new vehicles and $85.1 million outstanding with lenders not affiliated with any such manufacturers, including amounts classified as Liabilities Associated with Assets Held for Sale. The availability under our floor plan facilities is not limited, with the exception of an $18.0 million limitation in aggregate borrowings for the purchase of Chrysler, Dodge and Jeep new vehicle inventory and a $30.0 million limitation in aggregate borrowings for the purchase of Hyundai, Kia, Audi, Porsche, Volkswagen, Land Rover and Jaguar new vehicle inventory. In addition to the facilities described above, we have established accounts with certain manufacturers that allow us to transfer cash to an account as an offset to floor plan notes payable (“floor plan offset accounts”) that reduces our outstanding new vehicle floor plan notes payable while retaining the ability to transfer amounts from the offset accounts into our operating cash accounts within one to two days. As a result of the use of floor plan offset accounts to reduce our outstanding floor plan notes payable, we experience a reduction in Floor Plan Interest Expense on our Consolidated Statements of Income. As of March 31, 2011, we had $96.5 million in these floor plan offset accounts.

Under the terms of our credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floorplan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $30.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness.
Subordinated Note Repurchases
Pursuant to one or more authorizations from our board of directors, we may from time to time repurchase various of our subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase subordinated notes will be dependent upon prevailing market conditions, our liquidity position, and other factors. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase our debt securities to $30.0 million per calendar year, plus 50% of the net proceeds from any asset sales during any given calendar year. In February 2011, our Board of Directors authorized us to use up to $30.0 million of cash to repurchase 3% Convertible Notes, 7.625% Notes or 8.375% Notes, which authorization expires February 28, 2012. This authority supersedes and replaces our previous authority under which we had repurchased $25.2 million of 3% Convertible Notes. As of March 31, 2011, we had not utilized any of our current authorization to purchase our debt securities.
Covenants
We are subject to a number of covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2011. Additionally, there were no material changes made to the terms of our covenants during the three months ended March 31, 2011.

Share Repurchases
In December 2010, our board of directors authorized the repurchase of up to $25.0 million of our common stock. During the first quarter of 2011, we repurchased 89,800 shares for a total of $1.7 million. As of March 31, 2011, our authorization to repurchase common stock was limited to $23.2 million.
During the first quarter of 2011, we also repurchased 133,108 shares of our common stock for $2.4 million from employees in connection with a net share settlement feature of employee share-based awards.
Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade"), and all floor plan notes payable relating to pre-owned vehicles (together referred to as “Floor Plan Notes Payable - Non-Trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable - Trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. Repayments of Floor Plan Notes Payable - Trade associated with divestitures are classified as an operating activity. Repayments of Floor Plan Notes Payable - Non-Trade associated with divestitures are classified as a financing activity.
Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan lenders require amounts borrowed for the purchase of a vehicle to be repaid within a short time period after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan financing as compared to us). In addition, we include all floor plan borrowings and repayments in our internal operating cash flow forecasts. As a result, we use the non-GAAP measure “cash provided by operating activities, as adjusted” (defined below) to compare our results to forecasts. We believe that splitting the cash flows of floor plan notes payable between operating activities and financing activities, while all new vehicle inventory activity is included in operating activities, results in significantly different operating cash flow than if all the cash flows of floor plan notes payable were classified together in operating activities.
Cash provided by operating activities, as adjusted, includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the manufacturer from which we purchase the related vehicle. Cash provided by operating activities, as adjusted, has material limitations, therefore, may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures.
We have provided below a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Three Months Ended March 31,
	2011	2010
	(In millions)
Reconciliation of Cash used in Operating Activities to Cash used in Operating Activities, as adjusted
Cash used in operating activities, as reported	$(49.6)	$(41.7)
New vehicle floor plan borrowings (repayments)—non-trade, net	8.0	(16.8)
Floor plan notes payable—trade divestitures	18.9	5.9
Cash used in operating activities, as adjusted	$(22.7)	$(52.6)
Operating Activities—
Net cash used in operating activities totaled $49.6 million and $41.7 million for the three months ended March 31, 2011 and 2010, respectively. Net cash used in operating activities, as adjusted, totaled $22.7 million and $52.6 million for the three months ended March 31, 2011 and 2010, respectively. Cash used in operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $29.9 million decrease in our cash used in operating activities, as adjusted, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, was primarily the result of the following:

•	$38.2 million related to the timing of collection of accounts receivable and contracts-in-transit during 2011 as compared to 2010;

•	$22.5 million related to the increase in accounts payable and accrued expenses as a result of increased business activities during 2011 as compared to 2010; and

•	$7.1 million related to a net increase in other current assets.

The decrease in our cash used in operating activities, as adjusted, was partially offset by the following:

•
$16.2 million related to a net increase in inventory, net of floor plan notes payable, as a result of (i) the use of available cash to reduce our floor plan notes payable prior to the sale of the related vehicle through the use of floor plan offset accounts and (ii) an increase in our used inventory in 2011 to meet consumer demand; and

•	$22.7 million decrease in net income adjusted for non-cash items.

Investing Activities—
Net cash provided by investing activities totaled $52.8 million and $6.0 million for the three months ended March 31, 2011 and 2010, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate, were $6.4 million and $3.4 million for the three months ended March 31, 2011 and 2010, respectively. Real estate related capital expenditures totaled $0.6 million for the three months ended March 31, 2011. In addition, we purchased previously leased property for $16.9 million during the three months ended March 31, 2011. Our capital investments currently consist primarily of real estate purchases, upgrades to our existing facilities and equipment purchases. We expect that capital expenditures during 2011 will total approximately $35.0 million, excluding the purchase of real estate. As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Proceeds from the sale of assets totaled $76.1 million and $9.6 million for the three months ended March 31, 2011 and 2010, respectively. Included in the proceeds from the sale of assets for the three months ended March 31, 2011 and 2010 were $30.7 million and $7.0 million, respectively, associated with the sale of inventory in connection with the sale of ten franchises (three dealership locations) and one franchise (one dealership location), respectively. We continuously monitor the profitability and market value of our dealerships and may, under certain conditions, strategically divest certain dealerships.

Financing Activities—
Net cash used in financing activities totaled $16.6 million and $19.6 million for the three months ended March 31, 2011 and 2010, respectively.
Repayments of borrowings totaled $7.1 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, we repaid $5.1 million of mortgage notes payable associated with sale of our heavy trucks business.
During the first quarter of 2011, we repurchased 89,800 shares for a total of $1.7 million. During the first quarter of 2011, we also repurchased 133,108 shares of our common stock for $2.4 million from employees in connection with a net share settlement feature of employee share-based awards.
Pending Divestitures
During the first quarter of 2011, we entered into an agreement to sell one luxury franchise (one dealership location). We currently expect to complete this divestiture in the second quarter of 2011. Assets and liabilities associated with this pending disposition totaled $9.6 million and $5.3 million, respectively, as of March 31, 2011.
Assets held for sale also includes real estate not currently used in our operations that we currently intend to sell totaling $9.3 million as of March 31, 2011.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase common stock or pay dividends was limited to $62.1 million under these agreements as of March 31, 2011.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during periods years presented other than those disclosed in Note 12 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $398.6 million of total variable rate debt (including floor plan notes payable) outstanding as of March 31, 2011, a 1% change in interest rates would result in a change of as much as $4.0 million to our annual other interest expense.
We received $4.6 million of interest credit assistance from certain automobile manufacturers during the three months ended March 31, 2011. Interest credit assistance reduced cost of sales (including amounts classified as discontinued operations) for the three months ended March 31, 2011 by $4.7 million and reduced new vehicle inventory by $4.0 million and $4.1 million as of March 31, 2011 and December 31, 2010, respectively. Although we can provide no assurance as to the amount of future floor plan interest credit assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.
Hedging Risk—
We have an interest rate swap agreement with a notional principal amount of $10.5 million as of March 31, 2011. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in October 2015. The notional value of this swap is reduced over its term until July 2011 when the notional principal amount increases to $21.5 million and then begins to reduce over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and will not contain any ineffectiveness.
We have a separate interest rate swap with a current notional principal amount of $11.4 million as of March 31, 2011. The swap was designed to provide a hedge against changes in variable rate cash flows through maturity in June 2011. The notional value of this swap is reduced over its term to $11.3 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.
We also have an interest rate swap with a current notional principal amount of $125.0 million as of March 31, 2011. The swap was designed to provide a hedge against changes in variable rate cash flows through maturity in June 2013. This swap is collateralized by our assets upon which we have not otherwise granted a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.
For additional information about the effect of our derivative instruments on the accompanying condensed consolidated financial statements, see Note 8 “Financial Instruments” of the notes thereto.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2011, the Company continued its implementation of the ADP Dealer Management System, which, as of the date of this report, has been implemented at approximately 45% of our dealerships. We currently expect that this Dealer Management System implementation will be substantially complete by the end of 2011. As appropriate, the Company is modifying the documentation of its internal control processes and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

From time to time, we and our dealerships are or may become involved in various claims relating to, and arising out of, our business and our operations.  These claims may involve, but not be limited to, financial and other audits by vehicle manufacturers, lenders and certain federal, state and local government authorities, which have historically related primarily to (a) incentive and warranty payments received from vehicle manufacturers, (b) compliance with lender rules and covenants and (c) payments made to government authorities relating to federal, state and local taxes, as well as compliance with other government regulations.  Claims may also arise through litigation, government proceedings and other dispute resolution processes.  Such claims, including class actions, could relate to, but may not be limited to, claims related to the practice of charging administrative fees and other fees and commissions, employment-related matters, truth-in-lending and other dealer assisted financing obligations, contractual disputes, actions brought by governmental authorities and other matters.

The Company and certain of its subsidiaries are parties to a class action filed in December 2002 in the Pulaski County Circuit Court in Arkansas. The complaint relates to our Arkansas dealerships' charging certain document preparation fees and receiving certain interest rate participation amounts from lenders related to customer arranged financing from November 2000 through November 2006. These document preparation fees were charged in reliance upon an Arkansas Attorney General Opinion and state statute specifically authorizing a document preparation fee. After various motions and judgments, in October 2008, the circuit court ruled in favor of the Company on all class action claims and found the Company had no liability. On March 11, 2010, the plaintiff appealed the circuit court's decisions.

On April 14, 2011, the Supreme Court of Arkansas ruled that the class may proceed with claims with respect to certain document fees collected by the Company from November 2000 to November 2006. The Supreme Court of Arkansas also reversed the circuit court's decision not to certify a subclass relating to the dealerships' interest rate participation.  The case will be remanded to the circuit court for further proceedings. The Company is in the process of evaluating its available defenses and will vigorously pursue all defenses at trial.

Item 1A. Risk Factors.

Natural disasters in certain regions could adversely affect our supply chain which, in turn, could have a negative impact on our business and our results of operations.
On March 11, 2011, Japan experienced a significant earthquake followed by a tsunami. These events caused extensive and severe damage to the facilities of our Japanese manufacturing partners, but also to the transportation, energy and distribution infrastructure in that country. We anticipate that the recent events in Japan will result in temporary disruptions in the supply of vehicles from our Japanese manufacturing partners, and parts and other supplies for vehicles manufactured by our Japanese and non-Japanese manufacturing partners. As a result, our ability to deliver products to our customers could be constrained and the cost of and demand for products could be negatively impacted. We are currently attempting to assess the impact that the recent events in Japan may have on our business. Because the situation in Japan is evolving, however, no assurance can be given that these events will not have a material adverse effect on our business and results of operations.

Item 2(c). Issuer Purchases of Equity Securities
In December 2010, our board of directors authorized the repurchase of up to $25.0 million of our common stock. During the first quarter of 2011, we repurchased 89,800 shares for a total of $1.6 million. As of March 31, 2011, our authorization to repurchase common stock was limited to $23.2 million.
During the first quarter of 2011, we also repurchased 133,108 shares of our common stock for $2.4 million from employees in connection with a net share settlement feature of employee share-based awards.
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase common stock or pay dividends was limited to $62.1 million under these agreements as of March 31, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
01/01/2011 - 01/31/2011	18,197	$18.37	1,900	$24.8
02/01/2011 - 02/28/2011	60,260	$18.87	—	$—
03/01/2011 - 03/31/2011	144,451	$18.23	87,900	$23.2
_________________

(1)	Includes shares repurchased to pay the withholding taxes on equity awards granted to employees that vested during this time period.

(2)	Represents shares of our common stock repurchased pursuant to a 10b5-1 trading plan, which expires on December 31, 2011.

Item 5. Exhibits

10.1
Second Amended and Restated Employment Agreement between Charles Oglesby and the Company, dated as of February 9, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011)*

10.2	Employment Agreement between Craig Monaghan and the Company, dated as of February 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011)*

10.3	Employment Agreement between Michael Kearney and the Company, dated as of February 9, 2011 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on February 10, 2011)*

10.4
Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective January 5, 2011 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Incorporated by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date: April 27, 2011	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

10.1
Second Amended and Restated Employment Agreement between Charles Oglesby and the Company, dated as of February 9, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011)*

10.2	Employment Agreement between Craig Monaghan and the Company, dated as of February 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2011)*

10.3	Employment Agreement between Michael Kearney and the Company, dated as of February 9, 2011 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on February 10, 2011)*

10.4
Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective January 5, 2011 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Incorporated by reference