Form 10-Q
period 2011-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2011-07-27
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 25, 2011 was 32,323,882 (net of 5,836,534 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23.2	$21.3
Contracts-in-transit	71.6	80.6
Accounts receivable (net of allowance of $1.3 and $0.7, respectively)	67.6	102.6
Inventories	482.9	547.4
Deferred income taxes	9.9	7.6
Assets held for sale	3.2	60.7
Other current assets	51.9	56.6
Total current assets	710.3	876.8
PROPERTY AND EQUIPMENT, net	493.0	458.9
GOODWILL	18.8	18.9
DEFERRED INCOME TAXES, net of current portion	51.8	61.5
OTHER LONG-TERM ASSETS	64.3	70.2
Total assets	$1,338.2	$1,486.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$195.9	$344.6
Floor plan notes payable—non-trade	75.5	80.0
Current maturities of long-term debt	17.0	8.9
Accounts payable and accrued liabilities	183.8	170.1
Liabilities associated with assets held for sale	—	32.2
Total current liabilities	472.2	635.8
LONG-TERM DEBT	526.8	534.9
OTHER LONG-TERM LIABILITIES	28.0	28.5
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 38,082,705 and 37,597,481 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	470.4	463.4
Accumulated deficit	(61.6)	(95.7)
Treasury stock, at cost; 5,829,934 and 4,799,188 shares, respectively	(92.7)	(75.0)
Accumulated other comprehensive loss	(5.3)	(6.0)
Total shareholders’ equity	311.2	287.1
Total liabilities and shareholders’ equity	$1,338.2	$1,486.3
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
New vehicle	$578.3	$548.4	$1,149.5	$1,025.4
Used vehicle	322.7	279.9	624.1	528.7
Parts and service	149.2	141.0	293.8	278.5
Finance and insurance, net	36.0	30.0	68.4	55.2
Total revenues	1,086.2	999.3	2,135.8	1,887.8
COST OF SALES:
New vehicle	536.7	512.6	1,073.8	956.7
Used vehicle	294.3	255.8	568.3	481.5
Parts and service	66.3	64.5	131.9	128.6
Total cost of sales	897.3	832.9	1,774.0	1,566.8
GROSS PROFIT	188.9	166.4	361.8	321.0
OPERATING EXPENSES:
Selling, general and administrative	142.8	127.2	277.6	248.9
Depreciation and amortization	5.8	5.2	11.1	10.6
Other operating expense (income), net	2.8	(0.6)	13.2	(1.3)
Income from operations	37.5	34.6	59.9	62.8
OTHER EXPENSE:
Floor plan interest expense	(2.3)	(2.2)	(5.0)	(4.6)
Other interest expense, net	(10.3)	(9.0)	(20.8)	(18.0)
Swap interest expense	(1.4)	(1.6)	(2.8)	(3.3)
Convertible debt discount amortization	(0.3)	(0.4)	(0.5)	(0.8)
Total other expense, net	(14.3)	(13.2)	(29.1)	(26.7)
Income before income taxes	23.2	21.4	30.8	36.1
INCOME TAX EXPENSE	9.0	8.3	11.9	14.0
INCOME FROM CONTINUING OPERATIONS	14.2	13.1	18.9	22.1
DISCONTINUED OPERATIONS, net of tax	—	(0.3)	15.2	(1.9)
NET INCOME	$14.2	$12.8	$34.1	$20.2
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.44	$0.41	$0.59	$0.69
Discontinued operations	—	(0.01)	0.47	(0.06)
Net income	$0.44	$0.40	$1.06	$0.63
Diluted—
Continuing operations	$0.43	$0.40	$0.57	$0.67
Discontinued operations	—	(0.01)	0.46	(0.05)
Net income	$0.43	$0.39	$1.03	$0.62
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32.1	32.2	32.3	32.2
Stock options	0.6	0.5	0.6	0.5
Restricted stock	0.1	0.2	0.2	0.1
Performance share units	0.1	0.1	0.1	—
Diluted	32.9	33.0	33.2	32.8

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$34.1	$20.2
Adjustments to reconcile net income to net cash used in operating activities—
Depreciation and amortization	11.1	10.6
Stock-based compensation	5.2	3.1
Deferred income taxes	6.9	8.1
Loaner vehicle amortization	4.1	3.2
Excess tax benefit on share-based arrangements	(0.7)	—
Gain on sale of assets, net	(26.8)	—
Other adjustments, net	3.7	8.1
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	9.0	(1.3)
Accounts receivable	23.2	(14.1)
Proceeds from the sale of accounts receivable	11.2	11.6
Inventories	77.5	(0.9)
Other current assets	(16.7)	(20.7)
Floor plan notes payable—trade	(140.8)	(64.2)
Floor plan notes payable—trade divestitures	(23.0)	(5.9)
Accounts payable and accrued liabilities	12.9	4.8
Other long-term assets and liabilities, net	2.3	0.3
Net cash used in operating activities	(6.8)	(37.1)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(11.0)	(7.5)
Purchase of real estate	(0.6)	—
Purchase of previously leased real estate	(30.3)	—
Proceeds from the sale of assets	91.9	11.2
Other investing activities	0.6	(0.4)
Net cash provided by investing activities	50.6	3.3
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	208.2	189.8
Floor plan repayments—non-trade	(209.8)	(209.5)
Floor plan repayments—non-trade divestitures	(14.8)	—
Repayments of borrowings	(9.5)	(4.2)
Purchases of treasury stock, including those associated with net share settlement of employee share-based awards	(17.7)	(0.3)
Excess tax benefit on share-based arrangements	0.7	—
Proceeds from the exercise of stock options	1.0	0.3
Net cash used in financing activities	(41.9)	(23.9)
Net increase (decrease) in cash and cash equivalents	1.9	(57.7)
CASH AND CASH EQUIVALENTS, beginning of period	21.3	84.7
CASH AND CASH EQUIVALENTS, end of period	$23.2	$27.0

See Note 11 for supplemental cash flow information
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 99 franchises (80 dealership locations) in 19 metropolitan markets within 10 states as of June 30, 2011. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of June 30, 2011, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 86% towards luxury and mid-line import brands, with the remaining 14% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in Atlanta, Georgia;

•	McDavid dealerships operating in primarily in Dallas and Houston, Texas;

•	North Point dealerships operating in Little Rock, Arkansas;

•	Plaza dealerships operating in St. Louis, Missouri; and

•	Gray-Daniels dealerships operating in Jackson, Mississippi.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly and the effects of any revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, those relating to inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance ("F&I") products, certain assumptions related to intangible and long-lived assets, reserves for insurance programs, reserves for certain legal or similar proceedings relating to our business operations, realization of deferred tax assets and reserves for estimated tax liabilities.
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim, or any full year period. Our unaudited interim condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, credit life insurance and disability insurance to customers, and other insurance offerings (collectively “F&I”). We may be charged back (“chargebacks”) for F&I commissions in the event a contract is prepaid, defaulted upon or terminated. F&I commissions are recorded at the time a vehicle is sold and a reserve for future chargebacks is established based on historical chargeback experience and the termination provisions of the applicable contracts. F&I commissions, net of estimated chargebacks, are included in Finance and Insurance, net in the accompanying Condensed Consolidated Statements of Income.
Earnings per Common Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2.4 million and 4.9 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares of common stock, the premium received for selling the warrants was recorded as an increase to additional paid-in capital, together with any cash that would be received upon exercise. In addition, our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Convertible Notes”) are convertible into shares of our common stock at a current conversion price of $33.73 per share. The shares issuable upon exercise of these warrants and conversion of our 3% Convertible Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share in any period presented because their inclusion would be anti-dilutive. The maximum number of shares of common stock issuable upon conversion of our 3% Convertible Notes as of June 30, 2011 was 2.2 million shares.
Discontinued Operations
Certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets have been classified as Assets Held for Sale or Liabilities Associated with Assets Held for Sale, with such classification beginning on the date that the assets and associated liabilities were first considered held for sale. When such assets and associated liabilities are subsequently removed from Assets Held for Sale and Liabilities Associated with Assets Held for Sale, we reclassify our prior period balance sheets to reflect the most current operating status of such assets and associated liabilities. Amounts in the accompanying Condensed Consolidated Statement of Income for the three and six months ended June 30, 2010 have been reclassified to reflect the results of franchises sold subsequent to June 30, 2010 or held for sale as of June 30, 2011, as if we had classified those franchises as discontinued operations for all years presented.
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
Loaner vehicles account for a significant portion of Other Current Assets on the accompanying Condensed Consolidated Statements of Cash Flows. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. Loaner vehicles are initially used by our service department for only a short period of time (typically six to twelve months) before we seek to sell them. Therefore we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Condensed Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventories on the accompanying Condensed Consolidated Statements of Cash Flows.

3. RECLASSIFICATION OF PRIOR PERIOD FINANCIAL STATEMENTS
We have previously presented the earnings impact associated with our various derivative financial instruments as components of Floor Plan Interest Expense and Other Interest Expense on our Condensed Consolidated Statements of Income. Our various derivative financial instruments, which include fair value and cash flow interest rate swaps, have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from Accumulated Other Comprehensive Income ("AOCI") to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. In order to more clearly show the earnings impact associated with our various derivative financial instruments, we now separately disclose "Swap Interest Expense" on our Condensed Consolidated Statements of Income and reclassified the appropriate amounts from Floor Plan Interest Expense and Other Interest Expense to Swap Interest Expense. These reclassifications did not have any impact on income from continuing operations, earnings per share or retained earnings.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2010	2010
	(In millions)
Floor plan interest expense, previously reported	$(4.0)	$(8.1)
Swap interest expense previously included in floor plan interest expense	1.3	2.6
Floor plan interest expense of franchises placed into discontinued operations between June 30, 2010 and June 30, 2011	0.5	0.9
Floor plan interest expense	$(2.2)	$(4.6)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2010	2010
	(In millions)
Other interest expense, previously reported	$(9.5)	$(18.9)
Swap interest expense previously included in other interest expense	0.3	0.7
Other interest expense of franchises placed into discontinued operations between June 30, 2010 and June 30, 2011	0.2	0.2
Other interest expense, net	$(9.0)	$(18.0)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2010	2010
	(In millions)
Swap interest expense, previously reported	$—	$—
Swap interest expense previously included in floor plan interest expense	(1.3)	(2.6)
Swap interest expense previously included in other interest expense	(0.3)	(0.7)
Swap interest expense	$(1.6)	$(3.3)

In addition, we have reclassified our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2010 to reflect the current status of our discontinued operations and we have made certain other immaterial reclassifications of prior period amounts to be consistent with current period presentation.

4. ACQUISITIONS
We did not acquire any dealerships during the six months ended June 30, 2011 or 2010.
During the six months ended June 30, 2010, we were awarded two Sprinter franchises, which were added to our Mercedes-Benz locations in St. Louis, Missouri and Tampa, Florida. We did not pay any amounts in connection with being awarded these two franchises.

5. INVENTORIES
Inventories consist of the following:

	As of
	June 30,	December 31,
	2011	2010
	(In millions)
New vehicles	$349.0	$436.1
Used vehicles	96.3	74.8
Parts and accessories	37.6	36.5
Total inventories	$482.9	$547.4
The lower of cost or market reserves reduced total inventory cost by $4.9 million and $4.6 million as of June 30, 2011 and December 31, 2010, respectively. In addition to the inventories shown above, we had $31.3 million of inventory as of December 31, 2010, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they are associated with franchises held for sale. As of June 30, 2011 and December 31, 2010, certain automobile manufacturer incentives reduced new vehicle inventory cost by $3.8 million and $5.1 million, respectively, and reduced new vehicle cost of sales from continuing operations for the six months ended June 30, 2011 and June 30, 2010 by $10.0 million and $9.3 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we intend to sell and the related mortgage notes payable, if applicable.
During the six months ended June 30, 2011, we sold (i) our heavy truck business in Atlanta, Georgia (as discussed further below), (ii) one franchise (one dealership location) and (iii) one additional ancillary business. There were no assets or liabilities associated with pending dispositions as of June 30, 2011. Assets and liabilities associated with pending dispositions as of December 31, 2010 totaled $48.0 million and $32.2 million, respectively.

Real estate not currently used in our operations that we are actively marketing to sell totaled $3.2 million and $12.7 million as of June 30, 2011 and December 31, 2010, respectively. During the six months ended June 30, 2011, we sold $8.8 million of real estate that was not currently used in our operations and recognized an impairment in value of $0.7 million on the remaining real estate not currently used in our operations. There were no liabilities associated with our real estate assets held for sale as of June 30, 2011 or December 31, 2010.
During the six months ended June 30, 2011, we sold our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center for a total net pre-tax gain of approximately $25.7 million, which is included in Discontinued Operations, net on our Condensed Consolidated Statement of Income. The assets associated with this divestiture included:

Inventories	$30.7
Property and equipment, net	12.7
Goodwill	1.6
Total assets	$45.0
Proceeds from the sale of these assets were used to repay $33.7 million of floor plan notes payable associated with new vehicle inventory and $5.1 million of mortgage notes payable associated with certain property and equipment included in the sale.
In addition, during the six months ended June 30, 2011, we removed certain assets held for sale and liabilities associated with assets held for sale related to one franchise (one dealership location) as a result of our decision to operate this store instead of market it for sale. As a result, we reclassified the assets and liabilities associated with this franchise from Assets Held for Sale and Liabilities Associated with Assets Held for Sale on the Condensed Consolidated Balance Sheet as of December 31, 2010.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	June 30,	December 31,
	2011	2010
	(In millions)
Assets:
Inventories	$—	$31.3
Property and equipment, net	3.2	25.6
Goodwill	—	1.6
Other	—	2.2
Total assets	3.2	60.7
Liabilities:
Floor plan notes payable	—	27.0
Mortgage notes payable	—	5.2
Total liabilities	—	32.2
Net assets held for sale	$3.2	$28.5

7. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	June 30,	December 31,
	2011	2010
	(In millions)
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($29.5 million face value, net of discounts of $1.3 million and $1.7 million, respectively)	28.2	27.8
Mortgage notes payable bearing interest at fixed and variable rates	168.5	172.8
Capital lease obligations	3.9	—
	543.8	543.8
Less: current portion	(17.0)	(8.9)
Long-term debt	$526.8	$534.9
In July 2011, we repurchased $8.8 million of our 3% Convertible Notes. As as result, the $8.8 million of 3% Convertible Notes repurchased, net of $0.4 million of associated unamortized discount, were included in Current Maturities of Long-Term Debt on our Condensed Consolidated Balance Sheet as of June 30, 2011.

8. FINANCIAL INSTRUMENTS AND FAIR VALUE
Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying amounts of our financial instruments, with the exception of long-term debt, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our long-term debt is based on reported market prices. A summary of the carrying values and fair values of our 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes"), our 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes") and 3% Senior Subordinated Convertible Notes due 2012 (the "3% Notes") is as follows:

	As of
	June 30, 2011	December 31, 2010
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($29.5 million face value, net of discounts of $1.3 million and $1.7 million, respectively)	28.2	27.8
Total carrying value	$371.4	$371.0

Fair Value:
8.375% Senior Subordinated Notes due 2020	$204.5	$205.8
7.625% Senior Subordinated Notes due 2017	142.1	144.1
3% Senior Subordinated Convertible Notes due 2012	29.5	29.0
Total fair value	$376.1	$378.9
We have an interest rate swap agreement with a notional principal amount of $10.4 million as of June 30, 2011. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in October 2015. The notional value of this swap is reduced over its term until July 2011 when the notional principal amount increases to $21.5 million and then begins to reduce over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and will not contain any ineffectiveness.

We also have an interest rate swap with a current notional principal amount of $125.0 million as of June 30, 2011. The swap was designed to provide a hedge against changes in variable rate cash flows through maturity in June 2013. This swap is collateralized by Company assets upon which we have not otherwise granted a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.
In June 2011, one of our interest rate swap agreements matured. This swap had been designed to provide a hedge against changes in variable rate cash flows, and had qualified for cash flow hedge accounting treatment.  The maturity of this swap agreement did not have a material impact on our Condensed Consolidated Financial Statements.
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income (in millions):

For the Three Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Effective Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2011	Interest rate swaps	$(1.7)	Swap interest expense	$(1.3)	$(0.1)	$—	N/A
2010	Interest rate swaps	$(2.6)	Swap interest expense	$(1.3)	$(0.1)	$—	N/A

For the Six Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Effective Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2011	Interest rate swaps	$(1.7)	Swap interest expense	$(2.7)	$(0.1)	$—	N/A
2010	Interest rate swaps	$(4.9)	Swap interest expense	$(2.6)	$(0.2)	$—	N/A

 On the basis of yield curve conditions as of June 30, 2011, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $4.8 million. However, this anticipated $4.8 million loss relates to hedging activity that fixes the interest rates on only 31% of our variable rate debt, including our floor plan notes payable and, therefore, if the current low interest rate environment continues, we believe we would experience a benefit from such interest rates on 69% of our variable rate debt.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than that assumption, all other inputs reflect level 2 inputs.
Market Risk Disclosures as of June 30, 2011:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$135.4	1 month LIBOR	2013 - 2015	$(8.1)

____________________________
* The total fair value of all swaps is an $8.1 million net liability, of which $4.8 million is included in Accounts Payable and Accrued Liabilities, $3.5 million is included in Other Long-Term Liabilities and $0.2 million is included in Other Long-Term Assets, respectively, on the accompanying Condensed Consolidated Balance Sheet.

Market Risk Disclosures as of December 31, 2010:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Expiration	Fair Value
Interest Rate Swap*	$147.3	2011 - 2015	$(9.2)
____________________________
* The total fair value of our swaps is a $9.2 million net liability, of which $5.0 million is included in Accounts Payable and Accrued Liabilities, $4.7 million is included in Other Long-Term Liabilities and $0.5 million is included in Other Long-Term Assets, respectively, on the accompanying Condensed Consolidated Balance Sheet.

9. COMPREHENSIVE INCOME
The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Net income	$14.2	$12.8	$34.1	$20.2
Other comprehensive income (loss):
Change in fair value of cash flow swaps	(0.3)	(1.3)	1.1	(2.3)
Amortization of expired cash flow swaps	—	0.1	0.1	0.2
Income tax benefit (expense) associated with cash flow swaps	0.1	0.5	(0.5)	0.9
Comprehensive income	$14.0	$12.1	$34.8	$19.0

10. DISCONTINUED OPERATIONS AND DIVESTITURES
During the six months ended June 30, 2011, we sold (i) our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center, (ii) one franchise (one dealership location) and (iii) one additional ancillary business. As of June 30, 2011, there were no franchises pending disposition. The accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 have been reclassified to reflect the status of our discontinued operations as of June 30, 2011.
The following table provides further information regarding our discontinued operations as of June 30, 2011, and includes the results of businesses sold prior to June 30, 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Franchises:
Mid-line domestic	—	—	—	—
Mid-line import	—	—	—	1
Heavy Trucks	—	10	10	10
Luxury	1	1	1	1
Total	1	11	11	12
Revenues	$3.7	$62.3	$64.0	$146.0
Cost of sales	3.2	54.0	56.6	128.6
Gross profit	0.5	8.3	7.4	17.4
Operating expenses	1.4	8.3	9.1	19.4
Loss from operations	(0.9)	—	(1.7)	(2.0)
Other expense, net	(0.3)	(0.5)	(0.5)	(0.9)
Gain (loss) on disposition	1.2	—	27.1	(0.2)
(Loss) income before income taxes	—	(0.5)	24.9	(3.1)
Income tax benefit (expense)	—	0.2	(9.7)	1.2
Discontinued operations, net of tax	$—	$(0.3)	$15.2	$(1.9)

11. SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2011 and 2010, we made interest payments, including amounts capitalized, totaling $27.4 million and $25.2 million, respectively. Included in these interest payments are $6.2 million and $5.4 million of floor plan interest payments for the six months ended June 30, 2011 and 2010.
During the six months ended June 30, 2011, we made income tax payments, net of refunds received, totaling $0.5 million. During the six months ended June 30, 2010, we made income tax payments totaling $5.0 million.
During the six months ended June 30, 2011 and 2010, we sold $11.5 million and $11.9 million, respectively, of trade receivables, each at a total discount of $0.3 million.
During the six months ended June 30, 2011 and 2010, we transferred $17.9 million and $16.4 million, respectively, of loaner vehicles from Other Current Assets to Used Vehicle Inventory on our Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2011, we entered into two transactions in which we purchased various previously leased real estate for a total purchase price of $30.3 million. One of the transactions included a termination of a lease obligation for property not currently used in our operations, resulting in a loss of $1.0 million, which is included in Selling, General and Administrative Expense on our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011.

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
The Company and certain of its subsidiaries are parties to a class action filed in December 2002 in the Pulaski County Circuit Court in Arkansas. The lawsuit relates to our Arkansas dealerships' charging certain document preparation fees and receiving certain interest rate participation amounts from lenders related to customer arranged financing from November 2000 through November 2006. After various motions and judgments, in October 2008, the circuit court ruled in favor of the Company and its subsidiaries on all class action claims and found the Company and its subsidiaries had no liability. On March 11, 2010, the plaintiff appealed the circuit court's decisions.
On April 14, 2011, the Supreme Court of Arkansas ruled that the class may proceed with claims with respect to certain document preparation fees collected by the Company from November 2000 to November 2006. The Supreme Court of Arkansas also reversed the circuit court's decision not to certify a subclass relating to the dealerships' interest rate participation. The case has been remanded to the circuit court for further proceedings. As a result of the adverse Supreme Court ruling, the Company accrued its best estimate of $9.0 million in the quarter ended March 31, 2011 for probable and reasonably estimable losses in connection with this matter. At this time, we do not believe it is reasonably possible that we will incur material additional losses from this matter.
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
We continue to evaluate potential consequences resulting from the natural disasters and related events in Japan on our operating results. To date, we have not experienced significant disruptions in our parts and service business as a result of the events in Japan. During the second quarter of 2011, we began to see disruption in new vehicle inventories from certain Japanese manufacturers, and we currently expect that we will experience the majority of the impact of inventory supply shortages in the third quarter of 2011. In addition, we can provide no assurance that our parts and service business will not also be adversely affected. While the precise impact of the recent events in Japan remains uncertain, we currently anticipate the disruption in the supply of inventory from our Japanese manufacturing partners could have a material adverse effect on our earnings, results of operations and our business in the third quarter and possibly through the remainder of the year.
During the three and six months ended June 30, 2011, we recognized approximately $2.7 million and $5.0 million, respectively, of executive separation expense, which is included in Other Operating Expense, net on the accompanying Condensed Consolidated Statements of Income. We currently expect to recognize additional executive separation expense during the remainder of 2011 of up to $2.0 million from known or probable executive separation agreements.

We have $15.7 million of letters of credit outstanding as of June 30, 2011, which are required by certain of our insurance providers. In addition, as of June 30, 2011, we maintained a $5.0 million surety bond line which we use in our ordinary course of business.
Other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.

13. RELATED PARTY TRANSACTIONS
During the six months ended June 30, 2011, we concurrently entered into two transactions with a member of our board of directors, which were (i) the purchase of dealership real estate previously leased by us for approximately $16.9 million and (ii) the entrance into a new lease agreement for a separate parcel of dealership real estate. The new lease agreement is being accounted for as a capital lease and, as a result, we recorded approximately $4.0 million in Property and Equipment, net and Long-Term Debt on our Condensed Consolidated Balance Sheet during the first quarter of 2011. We believe that these transactions were on terms comparable to those that could be obtained from unaffiliated third parties.

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our 8.375% Notes, 7.625% Notes and 3% Convertible Notes, and any borrowings under our various credit facilities are guaranteed substantially by all of our current subsidiaries, other than five franchises (three dealership locations) and an associated real estate subsidiary in Greenville, South Carolina. The following tables set forth, on an unaudited condensed consolidating basis, our balance sheets, statement of income and statements of cash flows for our guarantor subsidiaries and non-guarantor subsidiaries, each on a combined basis, for all financial statement periods presented in our Condensed Consolidated Financial Statements, with the exception of our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010, as we did not acquire the non-guarantor subsidiaries discussed above until the fourth quarter of 2010.

Condensed Consolidating Balance Sheet
June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$23.2	$—	$—	$23.2
Inventories	—	471.6	11.3	—	482.9
Other current assets	—	204.0	5.9	(8.9)	201.0
Assets held for sale	—	3.2	—	—	3.2
Total current assets	—	702.0	17.2	(8.9)	710.3
Property and equipment, net	—	469.2	23.8	—	493.0
Goodwill	—	18.8	—	—	18.8
Other Assets	18.8	97.3	—	—	116.1
Investment in subsidiaries	686.0	3.1	—	(689.1)	—
Total assets	$704.8	$1,290.4	$41.0	$(698.0)	$1,338.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Floor plan notes payable—trade	$—	$191.6	$4.3	$—	$195.9
Floor plan notes payable—non trade	—	73.2	2.3	—	75.5
Other current liabilities	25.6	169.9	14.2	(8.9)	200.8
Liabilities associated with assets held for sale	—	—	—	—	—
Total current liabilities	25.6	434.7	20.8	(8.9)	472.2
Long-term debt	363.0	146.8	17.0	—	526.8
Other liabilities	5.0	22.9	0.1	—	28.0
Shareholders' equity	311.2	686.0	3.1	(689.1)	311.2
Total liabilities and shareholders' equity	$704.8	$1,290.4	$41.0	$(698.0)	$1,338.2

Condensed Consolidating Balance Sheet
December 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$21.3	$—	$—	$21.3
Inventories	—	533.4	14.0	—	547.4
Other current assets	6.8	242.1	6.4	(7.9)	247.4
Assets held for sale	—	60.7	—	—	60.7
Total current assets	6.8	857.5	20.4	(7.9)	876.8
Property and equipment, net	—	434.9	24.0	—	458.9
Goodwill	—	18.9	—	—	18.9
Other Assets	20.2	111.5	—	—	131.7
Investment in subsidiaries	647.3	1.9	—	(649.2)	—
Total assets	$674.3	$1,424.7	$44.4	$(657.1)	$1,486.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Floor plan notes payable—trade	$—	$333.2	$11.4	$—	$344.6
Floor plan notes payable—non trade	—	77.4	2.6	—	80.0
Other current liabilities	10.7	164.7	11.5	(7.9)	179.0
Liabilities associated with assets held for sale	—	32.2	—	—	32.2
Total current liabilities	10.7	607.5	25.5	(7.9)	635.8
Long-term debt	371.0	146.9	17.0	—	534.9
Other liabilities	5.5	23.0	—	—	28.5
Shareholders' equity	287.1	647.3	1.9	(649.2)	287.1
Total liabilities and shareholders' equity	$674.3	$1,424.7	$44.4	$(657.1)	$1,486.3

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Revenue	$—	$1,055.1	$31.1	$—	$1,086.2
Cost of sale	—	871.8	25.5	—	897.3
Gross profit	—	183.3	5.6	—	188.9
Operating expenses:
Selling, general and administrative	—	138.9	3.9	—	142.8
Depreciation and amortization	—	5.6	0.2	—	5.8
Other operating expense, net	—	2.8	—	—	2.8
Income from operations	—	36.0	1.5	—	37.5
Other income (expense):
Floor plan interest expense	—	(2.2)	(0.1)	—	(2.3)
Other interest expense	(7.9)	(2.0)	(0.4)	—	(10.3)
Other income, net	(1.7)	—	—	—	(1.7)
Equity in earnings of subsidiaries	19.8	0.6	—	(20.4)	—
Total other expense, net	10.2	(3.6)	(0.5)	(20.4)	(14.3)
Income (loss) before taxes	10.2	32.4	1.0	(20.4)	23.2
Income tax expense (benefit)	4.0	12.6	0.4	(8.0)	9.0
Income (loss) from continuing operations	6.2	19.8	0.6	(12.4)	14.2
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$6.2	$19.8	$0.6	$(12.4)	$14.2

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Revenue	$—	$2,074.3	$61.5	$—	$2,135.8
Cost of sale	—	1,723.2	50.8	—	1,774.0
Gross profit	—	351.1	10.7	—	361.8
Operating expenses:
Selling, general and administrative	—	270.2	7.4	—	277.6
Depreciation and amortization	—	10.8	0.3	—	11.1
Other operating expense, net	—	13.2	—	—	13.2
Income from operations	—	56.9	3.0	—	59.9
Other income (expense):
Floor plan interest expense	—	(4.9)	(0.1)	—	(5.0)
Other interest expense	(15.8)	(4.0)	(1.0)	—	(20.8)
Other income, net	(3.3)	—	—	—	(3.3)
Equity in earnings of subsidiaries	45.2	1.2	—	(46.4)	—
Total other expense, net	26.1	(7.7)	(1.1)	(46.4)	(29.1)
Income (loss) before taxes	26.1	49.2	1.9	(46.4)	30.8
Income tax expense (benefit)	10.2	19.2	0.7	(18.2)	11.9
Income (loss) from continuing operations	15.9	30.0	1.2	(28.2)	18.9
Discontinued operations, net of tax	—	15.2	—	—	15.2
Net income (loss)	$15.9	$45.2	$1.2	$(28.2)	$34.1

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(14.3)	$7.1	$0.4	$—	$(6.8)
Cash flow from investing activities:
Capital expenditures	—	(41.8)	(0.1)	—	(41.9)
Proceeds from the sale of assets	—	91.9	—	—	91.9
Other investing activities	—	0.6	—	—	0.6
Net cash provided by (used in) investing activities	—	50.7	(0.1)	—	50.6
Cash flow from financing activities:
Floor plan borrowings—non trade	—	204.1	4.1	—	208.2
Floor plan repayments—non trade	—	(220.2)	(4.4)	—	(224.6)
Repayment of debt	—	(9.5)	—	—	(9.5)
Purchases of treasury stock, including those associated with net share settlements of employee share-based awards	(17.7)	—	—	—	(17.7)
Intercompany financing, net	30.3	(30.3)	—	—	—
Other financing activities	1.7	—	—	—	1.7
Net cash provided by (used in) financing activities	14.3	(55.9)	(0.3)	—	(41.9)
Net increase in cash and cash equivalents	—	1.9	—	—	1.9
Cash and cash equivalents, begining of year	—	21.3	—	—	21.3
Cash and cash equivalents, end of year	$—	$23.2	$—	$—	$23.2

15. SUBSEQUENT EVENTS

In July 2011, we repurchased $8.8 million of our 3% Convertible Notes, resulting in a net loss of $0.4 million, which will be recognized in the third quarter of 2011. The $0.4 million loss on the extinguishment of the repurchased 3% Convertible Notes was primarily due to a pro-rata write-off of the unamortized discount associated with the repurchased 3% Convertible Notes.
In July 2011, our board of directors increased the authorization to repurchase common stock, resulting in $45.0 million of remaining repurchase capacity.

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
Certain of the discussions and information included in this report may constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position and our business strategy. Such statements can generally be identified by words such as “may,” “target,” “could,” “would,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee” and other similar words or phrases. Forward-looking statements may also relate to our expectations and assumptions with respect to, among other things:

•	our ability to execute our business strategy;

•	our ability to further improve our operating cash flows, and the availability of capital and liquidity;

•	our estimated future capital expenditures;

•	the duration of the economic recovery process and its impact on our revenues and expenses;

•
our parts and service revenue due to, among other things, improvements in manufacturing quality, manufacturer recalls, the recently lower than historical U.S. SAAR and any changes in business strategy and government regulations;

•	the variable nature of significant components of our cost structure;

•	our ability to decrease our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers’ willingness to continue to use incentive programs in the near future to drive demand for their product offerings;

•

•	our ability to refinance our indebtedness in advance of, or in connection with, it becoming due, on terms and conditions, and at times, acceptable to us;

•	our ability to implement our dealer management system in a cost-efficient manner;

•	our acquisition and divestiture strategies;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing;

•	the growth of mid-line import and luxury brands over the long-term;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our net income as a result of the foregoing and other factors.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

•	our ability to execute our balanced automotive retailing and service business strategy;

•	changes in the mix, and total number, of vehicles we are able to sell;

•	changes in general economic and business conditions, including changes in consumer confidence levels, interest rates, consumer credit availability and employment levels;

•
changes in laws and regulations governing the operation of automobile franchises, including trade restrictions, consumer protections, accounting standards, taxation requirements and environmental laws;

•	changes in the price of oil and gasoline;

•
our ability to generate sufficient cash flows, maintain our liquidity and obtain additional funds for working capital, capital expenditures, acquisitions, debt maturities and other corporate purposes, if necessary;

•	our ability to refinance any of our indebtedness on terms, and in amounts, that are acceptable to us;

•	our continued ability to comply with any covenants in various of our financing and lease agreements, or to obtain waivers of these covenants as necessary;

•
our relationships with, and the reputation and financial health and viability of the vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully;

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

Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth in this discussion and analysis below and under Item 1A entitled “Risk Factors” in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and our Annual Report on Form 10-K for the year ended December 31, 2010 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statements.

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 99 franchises (80 dealership locations) in 19 metropolitan markets within 10 states as of June 30, 2011. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of June 30, 2011, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 86% towards luxury and mid-line import brands, with the remaining 14% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in Atlanta, Georgia;

•	McDavid dealerships operating primarily in Dallas and Houston, Texas;

•	North Point dealerships operating in Little Rock, Arkansas;

•	Plaza dealerships operating in St. Louis, Missouri; and

•	Gray-Daniels dealerships operating in Jackson, Mississippi.
Our revenues are derived primarily from: (i) the sale of new vehicles to individual retail customers (“new vehicle retail”) and commercial customers (“fleet”) (the terms “new vehicle retail,” and “fleet” being together referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being together referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (together referred to as “parts and service”); and (iv) the arrangement of vehicle financing and the sale of a number of aftermarket products, such as insurance and service contracts (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and F&I based on dealership generated F&I gross profit per vehicle sold. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve full months (“same store”).
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automotive manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 50% revenue from mid-line import brands and 36% revenue from luxury brands in the second quarter of 2011, is well positioned for growth over the long term.

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

The United States automotive retail market has shown continued improvement with new vehicle SAAR increasing to 12.6 million during the first half of 2011 as compared to 11.2 million during the first half of 2010. We anticipate that new vehicle sales in the U.S. will continue to improve in 2011 as compared to 2010. We also believe that the ongoing availability of vehicles that are desirable to consumers may have a significant impact on the number of vehicles actually sold in the U.S. in 2011.
We continue to evaluate potential consequences resulting from the natural disasters and related events in Japan on our operating results. To date, we have not experienced significant disruptions in our parts and service business as a result of the events in Japan. During the second quarter of 2011, we began to see disruption in new vehicle inventories from certain Japanese manufacturers, and we currently expect that we will experience the majority of the impact of inventory supply shortages in the third quarter of 2011. In addition, we can provide no assurance that our parts and service business will not also be adversely affected. While the precise impact of the recent events in Japan remains uncertain, we currently anticipate the disruption in the supply of inventory from our Japanese manufacturing partners could have a material adverse effect on our earnings, results of operations and our business in the third quarter and possibly through the remainder of the year. We are working to mitigate the potential adverse affects on our business resulting from these supply shortages through several initiatives, such as expanding our used vehicle business, seeking higher margins on new vehicle sales, and more actively managing inventory across stores within our dealership network.
We had total available liquidity of $282.1 million as of June 30, 2011, which includes cash and cash equivalents of $23.2 million, borrowing availability of $153.4 million under our revolving credit facility and used vehicle facility and $105.5 million of availability under new vehicle floor plan offset accounts with certain of our floor plan lenders. For further discussion of our floor plan offset accounts, please refer to “Liquidity and Capital Resources” below. In addition, we have no material long-term debt maturities until September 2012, at which time our 3% Senior Subordinated Convertible Notes due 2012 (the "3% Convertible Notes") will mature. As of June 30, 2011, we had $29.5 million in aggregate principal amount of our 3% Convertible Notes outstanding. In July 2011, we repurchased $8.8 million of our 3% Convertible Notes, reducing our total aggregate principal amount of 3% Convertible Notes outstanding to $20.7 million.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$578.3	$548.4	$29.9	5%
Used vehicle	322.7	279.9	42.8	15%
Parts and service	149.2	141.0	8.2	6%
Finance and insurance, net	36.0	30.0	6.0	20%
Total revenues	1,086.2	999.3	86.9	9%
GROSS PROFIT:
New vehicle	41.6	35.8	5.8	16%
Used vehicle	28.4	24.1	4.3	18%
Parts and service	82.9	76.5	6.4	8%
Finance and insurance, net	36.0	30.0	6.0	20%
Total gross profit	188.9	166.4	22.5	14%
OPERATING EXPENSES:
Selling, general and administrative	142.8	127.2	15.6	12%
Depreciation and amortization	5.8	5.2	0.6	12%
Other operating expense (income), net	2.8	(0.6)	3.4	(567)%
Income from operations	37.5	34.6	2.9	8%
OTHER INCOME EXPENSE:
Floor plan interest expense	(2.3)	(2.2)	0.1	5%
Other interest expense, net	(10.3)	(9.0)	1.3	14%
Swap interest expense	(1.4)	(1.6)	(0.2)	(13)%
Convertible debt discount amortization	(0.3)	(0.4)	(0.1)	(25)%
Total other expense, net	(14.3)	(13.2)	1.1	8%
Income before income taxes	23.2	21.4	1.8	8%
INCOME TAX EXPENSE	9.0	8.3	0.7	8%
INCOME FROM CONTINUING OPERATIONS	14.2	13.1	1.1	8%
DISCONTINUED OPERATIONS, net of tax	—	(0.3)	0.3	(100)%
NET INCOME	$14.2	$12.8	$1.4	11%
Income from continuing operations per common share—Diluted	$0.43	$0.40	$0.03	8%
Net income per common share—Diluted	$0.43	$0.39	$0.04	10%

	For the Three Months Ended June 30,
	2011	2010
REVENUE MIX PERCENTAGES:
New vehicles	53.2%	54.9%
Used retail vehicles	25.3%	22.5%
Used vehicle wholesale	4.5%	5.5%
Parts and service	13.7%	14.1%
Finance and insurance, net	3.3%	3.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	22.0%	21.5%
Used retail vehicles	15.1%	14.4%
Used vehicle wholesale	(0.1)%	0.1%
Parts and service	43.9%	46.0%
Finance and insurance, net	19.1%	18.0%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	75.6%	76.4%
Net income and income from continuing operations increased by $1.4 million and $1.1 million, respectively, during the second quarter of 2011 as compared to the second quarter of 2010. The increase in net income and income from continuing operations was primarily a result of a $22.5 million (14%) increase in gross profit, partially offset by (i) a $15.6 million (12%) increase in SG&A expenses, (ii) a $3.4 million increase in other operating expense, and (iii) a $1.3 million (14%) increase in other interest expense. Net income and income from continuing operations for the second quarter of 2011 were reduced by (i) $1.7 million, net of tax, due to expenses related to executive separation benefits and (ii) $0.9 million, net of tax, due to real estate related charges.
Gross profit increased across all four of our business lines and was driven by a $6.0 million (20%) increase in F&I gross profit and a $6.4 million (8%) increase in parts and service gross profit. Our total gross profit margin increased 70 basis points to 17.4%, primarily as a result of a 70 basis point improvement in our new vehicle gross profit margin.
The $86.9 million (9%) increase in total revenue was primarily a result of a $42.8 million (15%) increase in used vehicle revenue and a $29.9 million (5%) increase in new vehicle revenue. The increase in new vehicle revenue included an $11.9 million (2%) increase in same store new vehicle revenue and $18.0 million in new vehicle revenue from acquired dealerships. The increase in used vehicle revenue includes (i) a $39.3 million (17%) increase in same store used vehicle retail revenue and (ii) $11.3 million of used vehicle revenue derived from acquired dealerships, partially offset by a $7.8 million (14%) decrease in same store used vehicle wholesale revenue.

New Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$197.9	$191.6	$6.3	3%
Mid-line import	275.1	277.9	(2.8)	(1)%
Mid-line domestic	87.3	78.9	8.4	11%
Total new vehicle revenue—same store(1)	560.3	548.4	11.9	2%
New vehicle revenue—acquisitions	18.0	—
New vehicle revenue, as reported	$578.3	$548.4	$29.9	5%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$15.7	$14.3	$1.4	10%
Mid-line import	18.8	15.7	3.1	20%
Mid-line domestic	5.7	5.8	(0.1)	(2)%
Total new vehicle gross profit—same store(1)	40.2	35.8	4.4	12%
New vehicle gross profit—acquisitions	1.4	—
New vehicle gross profit, as reported	$41.6	$35.8	$5.8	16%

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2011	2010
New vehicle units:
New vehicle retail units—same store(1)
Luxury	3,999	3,992	7	—%
Mid-line import	10,645	11,131	(486)	(4)%
Mid-line domestic	2,388	2,051	337	16%
Total new vehicle retail units—same store(1)	17,032	17,174	(142)	(1)%
Fleet vehicles	566	675	(109)	(16)%
Total new vehicle units—same store(1)	17,598	17,849	(251)	(1)%
New vehicle units—acquisitions	529	—
New vehicle units—actual	18,127	17,849	278	2%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase	% Change
	2011	2010
Revenue per new vehicle sold—same store(1)	$31,839	$30,724	$1,115	4%
Gross profit per new vehicle sold—same store(1)	$2,284	$2,006	$278	14%
New vehicle gross margin—same store(1)	7.2%	6.5%	0.7%	11%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $29.9 million (5%) increase in new vehicle revenue was primarily a result of an $11.9 million (2%) increase in same store new vehicle revenue due to a 4% increase in revenue per new vehicle sold. Our total new vehicle revenue also benefited from $18.0 million of revenue derived from acquisitions. We believe that the increase in same store revenue per new vehicle sold was primarily driven by a mix shift away from higher-volume lower-margin vehicle sales, increases in vehicle prices across multiple brands and a decrease in our lower-priced fleet unit sales. Same store unit volumes from our mid-line import brands decreased 4%, while unit volumes from our domestic brands increased 16% on a same store basis, reflecting (i) a lack of available new vehicle inventory from certain Japanese brands due to the natural disasters and related events in Japan and (ii) increased consumer demand for domestic vehicles. New vehicle SAAR increased to 12.1 million for the second quarter of 2011, as compared to 11.4 million for the second quarter of 2010.
Total new vehicle gross profit increased by $5.8 million (16%), which included $1.4 million of gross profit derived from acquisitions. Our same store gross profit per new vehicle sold increased by $278, driven by (i) a decrease in our supply of higher-volume, lower-margin vehicles due to the natural disaster and related events in Japan, which drove a 120 basis point increase in our new vehicle gross margins from our mid-line import brands when compared to the prior year quarter and (ii) a decrease in our lower-margin fleet unit sales. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand as we continue to be impacted by the ramifications of the natural disaster and related events in Japan. As discussed above, these events favorably impacted our new vehicle gross profit margins during the second quarter of 2011 and we believe that these margins may not be sustainable as vehicle production increases.

Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$263.9	$224.6	$39.3	17%
Used vehicle retail revenues—acquisitions	10.2	—
Total used vehicle retail revenues	274.1	224.6	49.5	22%

Used vehicle wholesale revenues—same store(1)	47.5	55.3	(7.8)	(14)%
Used vehicle wholesale revenues—acquisitions	1.1	—
Total used vehicle wholesale revenues	48.6	55.3	(6.7)	(12)%
Used vehicle revenue, as reported	$322.7	$279.9	$42.8	15%
Gross profit:
Used vehicle retail gross profit—same store(1)	$27.6	$24.0	$3.6	15%
Used vehicle retail gross profit—acquisitions	1.0	—
Total used vehicle retail gross profit	28.6	24.0	4.6	19%

Used vehicle wholesale gross profit—same store(1)	(0.1)	0.1	(0.2)	(200)%
Used vehicle wholesale gross profit—acquisitions	(0.1)	—
Total used vehicle wholesale gross profit	(0.2)	0.1	(0.3)	(300)%
Used vehicle gross profit, as reported	$28.4	$24.1	$4.3	18%
Used vehicle retail units:
Used vehicle retail units—same store(1)	13,774	11,713	2,061	18%
Used vehicle retail units—acquisitions	506	—
Used vehicle retail units—actual	14,280	11,713	2,567	22%

Used Vehicle Metrics—

	For the Three Months Ended June 30,		Decrease	% Change
	2011	2010
Revenue per used vehicle retailed—same store(1)	$19,159	$19,175	$(16)	—%
Gross profit per used vehicle retailed—same store(1)	$2,004	$2,049	$(45)	(2)%
Used vehicle retail gross margin—same store(1)	10.5%	10.7%	(0.2)%	(2)%
_________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $42.8 million (15%) increase in used vehicle revenue includes (i) a $39.3 million (17%) increase in same store used vehicle retail revenue and (ii) $11.3 million of used vehicle revenue derived from acquired dealerships, partially offset by a $7.8 million (14%) decrease in same store used vehicle wholesale revenue. The $4.3 million (18%) increase in used vehicle gross profit was primarily a result of a $3.6 million (15%) increase in same store used vehicle retail gross profit. The increase in used vehicle retail revenue and gross profit was driven primarily by increased unit sales volumes, partially offset by a lower gross profit margin of 10.5%, down 20 basis points from the prior year quarter. These results reflect (i) the continued benefits of several store-level programs initiated in 2009, including volume-driven initiatives such as our "Asbury 121" program, a goal of retailing one used vehicle for every new vehicle retailed and (ii) a shift in consumer demand towards used vehicles from new vehicles as a result of the natural disaster and recent events in Japan. The Asbury 121 program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.

We believe our used vehicle inventory is well-aligned with current consumer demand, with approximately 38 days of supply in our inventory as of June 30, 2011, as compared to approximately 35 days of supply in our inventory as of December 31, 2010. In response to the recent events in Japan, we have elected, and may continue, to carry higher levels of used vehicle inventory at our Japanese import dealerships to better ensure that our stores and sales associates have inventory to offer to sell to our customers.
Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$143.9	$141.0	$2.9	2%
Parts and service revenues—acquisitions	5.3	—
Parts and service revenue, as reported	$149.2	$141.0	$8.2	6%

Gross profit:
Parts and service gross profit—same store(1):
Customer pay	$49.5	$48.9	$0.6	1%
Reconditioning and preparation	13.9	11.2	2.7	24%
Warranty	11.3	11.1	0.2	2%
Wholesale parts	5.2	5.3	(0.1)	(2)%
Total parts and service gross profit—same store(1)	79.9	76.5	3.4	4%
Parts and service gross profit—acquisitions	3.0	—
Parts and service gross profit, as reported	$82.9	$76.5	$6.4	8%
Parts and service gross margin—same store(1)	55.5%	54.3%	1.2%	2%
____________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $8.2 million increase in parts and service revenue was primarily due to $5.3 million of parts and service revenue derived from acquired dealerships. The $6.4 million (8%) increase in parts and service gross profit was primarily due to a 120 basis point increase in our same store parts and service gross margin primarily as a result of increased gross profit from reconditioning and preparation of vehicles. The $2.7 million increase in reconditioning gross profit is primarily a result of the increase in our used vehicle unit sales.
We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs. In the near-term, disruption of parts manufacturing or delivery by our suppliers in Japan may cause disruption in our ability to sell parts to our customers and service our customers' vehicles.

Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase	% Change
	2011	2010
	(Dollar in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$34.9	$30.0	$4.9	16%
Finance and insurance, net—acquisitions	1.1	—
Finance and insurance, net as reported	$36.0	$30.0	$6.0	20%
Finance and insurance, net per vehicle sold—same store(1)	$1,112	$1,015	$97	10%
_____________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased $6.0 million (20%) during the three months ended June 30, 2011 as compared to the same period in 2010 due to (i) a 7% increase in same store retail unit sales and (ii) a 10% increase in same store F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to (a) consistent improvement in the availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (b) the addition of key personnel to our F&I management team and (b) our continued focus on improving the F&I results at our lower-performing stores by increasing the training of our F&I personnel, including implementing a certification process and certain best practices initiatives for such personnel.

Selling, General and Administrative—

	For the Three Months Ended June 30,					% of Gross Profit Increase (Decrease)
	2011	% of Gross Profit	2010	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$62.9	34.5%	$59.7	35.9%	$3.2	(1.4)%
Sales compensation	18.9	10.4%	16.6	10.0%	2.3	0.4%
Share-based compensation	1.1	0.6%	1.2	0.7%	(0.1)	(0.1)%
Outside services	13.7	7.5%	12.4	7.5%	1.3	—%
Advertising	6.6	3.6%	6.8	4.1%	(0.2)	(0.5)%
Rent	10.4	5.7%	10.1	6.1%	0.3	(0.4)%
Utilities	3.6	2.0%	3.5	2.1%	0.1	(0.1)%
Insurance	3.1	1.7%	2.9	1.7%	0.2	—%
Other	18.1	9.8%	14.0	8.3%	4.1	1.5%
Selling, general and administrative—same store(1)	138.4	75.8%	127.2	76.4%	11.2	(0.6)%
Acquisitions	4.4		—
Selling, general and administrative—actual	$142.8	75.6%	$127.2	76.4%	$15.6	(0.8)%
Gross profit—same store(1)	$182.5		$166.4
Gross profit—actual	$188.9		$166.4
________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 75.8% for the second quarter of 2011, as compared to 76.4% for the second quarter of 2010. The 60 basis point decrease was primarily a result of a 140 basis point decrease in personnel costs as a result of leveraging our fixed expenses, partially offset by a 40 basis point increase in sales compensation expense, primarily due to increased sales volumes of lower margin product. We continue to be engaged in numerous store-level productivity initiatives designed to improve our profitability, including the consolidation of certain dealership accounting functions. We are also currently in the process of converting all of our dealerships to the ADP Dealer Management System, which had been implemented at approximately 59% of our dealerships as of June 30, 2011.
Other Operating Expense (Income)—
Other operating expense (income) includes gains and losses from the sale and impairment of property and equipment, income derived from lease arrangements and other non-core operating items. During the second quarter of 2011, we recognized approximately $2.7 million of executive separation costs.
Other Interest Expense —
The $1.3 million (14%) increase in other interest expense was primarily attributable to a refinancing of our long-term debt in the fourth quarter of 2010, which included the issuance of $200.0 million of our 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes"), the proceeds of which were primarily used to repurchase all $179.4 million aggregate principal amount of our outstanding 8% Senior Subordinated Notes due 2014 (the "8% Notes").
Swap Interest Expense —
We have entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from Accumulated Other Comprehensive Income ("AOCI") to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for the second quarters of 2011 and 2010 was $1.4 million and $1.6 million, respectively.
Income Tax Expense—
The $0.7 million (8%) increase in income tax expense was primarily a result of the $1.8 million (8%) increase in income before income taxes in the second quarter of 2011 as compared to the second quarter of 2010. Our effective tax rate was 38.8% for both the 2011 and 2010 periods. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2011 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2011.
Discontinued Operations—
During the second quarter of 2011, we sold one franchise (one dealership location). Discontinued operations, net, for the second quarter of 2011 includes a $0.7 million, net of tax, gain on the sale of one franchise (one dealership location), offset by (i) $0.6 million, net of tax, of net operating losses of franchises and ancillary businesses sold prior to June 30, 2011, including primarily rent and other expenses of idle facilities and (ii) a $0.1 million, net of tax, impairment charge related to certain property not currently used in our operations.
The $0.3 million, net of tax, net loss from discontinued operations during the second quarter of 2010 is a result of the net operating losses of franchises and ancillary businesses sold prior to or pending disposition as of June 30, 2011, including rent expense of idle facilities and legal expenses for franchises sold prior to June 30, 2011.
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$1,149.5	$1,025.4	$124.1	12%
Used vehicle	624.1	528.7	95.4	18%
Parts and service	293.8	278.5	15.3	5%
Finance and insurance, net	68.4	55.2	13.2	24%
Total revenues	2,135.8	1,887.8	248.0	13%
GROSS PROFIT:
New vehicle	75.7	68.7	7.0	10%
Used vehicle	55.8	47.2	8.6	18%
Parts and service	161.9	149.9	12.0	8%
Finance and insurance, net	68.4	55.2	13.2	24%
Total gross profit	361.8	321.0	40.8	13%
OPERATING EXPENSES:
Selling, general and administrative	277.6	248.9	28.7	12%
Depreciation and amortization	11.1	10.6	0.5	5%
Other operating expense (income), net	13.2	(1.3)	14.5	NM
Income from operations	59.9	62.8	(2.9)	(5)%
OTHER INCOME EXPENSE:
Floor plan interest expense	(5.0)	(4.6)	0.4	9%
Other interest expense, net	(20.8)	(18.0)	2.8	16%
Swap interest expense	(2.8)	(3.3)	(0.5)	(15)%
Convertible debt discount amortization	(0.5)	(0.8)	(0.3)	(38)%
Total other expense, net	(29.1)	(26.7)	2.4	9%
Income before income taxes	30.8	36.1	(5.3)	(15)%
INCOME TAX EXPENSE	11.9	14.0	(2.1)	(15)%
INCOME FROM CONTINUING OPERATIONS	18.9	22.1	(3.2)	(14)%
DISCONTINUED OPERATIONS, net of tax	15.2	(1.9)	17.1	NM
NET INCOME	$34.1	$20.2	$13.9	69%
Income from continuing operations per common share—Diluted	$0.57	$0.67	$(0.10)	(15)%
Net income per common share—Diluted	$1.03	$0.62	$0.41	66%

	For the Six Months Ended June 30,
	2011	2010
REVENUE MIX PERCENTAGES:
New vehicles	53.8%	54.3%
Used retail vehicles	24.4%	22.7%
Used vehicle wholesale	4.8%	5.3%
Parts and service	13.8%	14.8%
Finance and insurance, net	3.2%	2.9%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	20.9%	21.4%
Used retail vehicles	15.3%	14.5%
Used vehicle wholesale	0.2%	0.2%
Parts and service	44.7%	46.7%
Finance and insurance, net	18.9%	17.2%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	76.7%	77.5%
Net income increased by $13.9 million while income from continuing operations decreased by $3.2 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decrease in income from continuing operations was primarily a result of (i) a $28.7 million (12%) increase in SG&A expenses, (ii) a $14.5 million increase in other operating expense and (iii) a $2.8 million (16%) increase in other interest expense, partially offset by a $40.8 million (13%) increase in gross profit. The increase in net income was primarily the result of the sale of our heavy truck business, which resulted in a $15.8 million net-of-tax gain, which is included in discontinued operations, net. Net income and income from continuing operations for the six months ended June 30, 2011 were reduced by (i) $5.5 million, net of tax, due to legal claims related to operations from 2000 to 2006, (ii) $3.1 million, net of tax, due to expenses related to executive separation benefits and (iii) $0.9 million, net of tax, due to real estate related charges.
Gross profit increased across all four of our business lines and was driven by a $13.2 million (24%) increase in F&I gross profit and a $12.0 million (8%) increase in parts and service gross profit. Our total gross profit margin decreased 10 basis points to 16.9%, primarily as a result of a mix shift to our lower margin new vehicle and used vehicle businesses.
The $248.0 million (13%) increase in total revenue was primarily a result of a $124.1 million (12%) increase in new vehicle revenue and a $95.4 million (18%) increase in used vehicle revenue. The increase in new vehicle revenue includes an $88.7 million (9%) increase in same store new vehicle revenue and $35.4 million in new vehicle revenue from acquired dealerships. The increase in used vehicle revenue includes (i) a $75.1 million (18%) increase in same store used vehicle retail revenue and (ii) $21.0 million of used vehicle revenue derived from acquired dealerships.

New Vehicle—

	For the Six Months Ended June 30,		Increase	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$396.0	$367.3	$28.7	8%
Mid-line import	554.2	512.3	41.9	8%
Mid-line domestic	163.9	145.8	18.1	12%
Total new vehicle revenue—same store(1)	1,114.1	1,025.4	88.7	9%
New vehicle revenue—acquisitions	35.4	—
New vehicle revenue, as reported	$1,149.5	$1,025.4	$124.1	12%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$29.3	$28.1	$1.2	4%
Mid-line import	33.3	30.1	3.2	11%
Mid-line domestic	10.9	10.5	0.4	4%
Total new vehicle gross profit—same store(1)	73.5	68.7	4.8	7%
New vehicle gross profit—acquisitions	2.2	—
New vehicle gross profit, as reported	$75.7	$68.7	$7.0	10%

	For the Six Months Ended June 30,		Increase	% Change
	2011	2010
New vehicle units:
New vehicle retail units—same store(1)
Luxury	8,009	7,686	323	4%
Mid-line import	21,717	20,494	1,223	6%
Mid-line domestic	4,531	3,843	688	18%
Total new vehicle retail units—same store(1)	34,257	32,023	2,234	7%
Fleet vehicles	1,272	1,156	116	10%
Total new vehicle units—same store(1)	35,529	33,179	2,350	7%
New vehicle units—acquisitions	1,085	—
New vehicle units—actual	36,614	33,179	3,435	10%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2011	2010
Revenue per new vehicle sold—same store(1)	$31,357	$30,905	$452	1%
Gross profit per new vehicle sold—same store(1)	$2,069	$2,071	$(2)	—%
New vehicle gross margin—same store(1)	6.6%	6.7%	(0.1)%	(1)%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $124.1 million (12%) increase in new vehicle revenue was primarily a result of an $88.7 million (9%) increase in same store new vehicle revenue due to a 7% increase in same store new vehicle unit sales. Our total new vehicle revenue also benefited from $35.4 million of revenue derived from acquisitions. We believe that the increase in new vehicle retail unit sales was primarily driven by increased consumer confidence as well as an increase in the availability of consumer credit. Unit volumes increased across each of our brand segments, consistent with the overall improvement in the U.S. automobile retail market and U.S. vehicle sales. New vehicle SAAR increased to 12.6 million for the first half of 2011, as compared to 11.2 million for the first half of 2010.
Total new vehicle gross profit increased by $7.0 million (10%), which included $2.2 million of gross profit derived from acquisitions. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand as we continue to be impacted by the ramifications of the natural disaster and related events in Japan.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$503.7	$428.6	$75.1	18%
Used vehicle retail revenues—acquisitions	18.9	—
Total used vehicle retail revenues	522.6	428.6	94.0	22%

Used vehicle wholesale revenues—same store(1)	99.4	100.1	(0.7)	(1)%
Used vehicle wholesale revenues—acquisitions	2.1	—
Total used vehicle wholesale revenues	101.5	100.1	1.4	1%
Used vehicle revenue, as reported	$624.1	$528.7	$95.4	18%
Gross profit:
Used vehicle retail gross profit—same store(1)	$53.0	$46.7	$6.3	13%
Used vehicle retail gross profit—acquisitions	2.0	—
Total used vehicle retail gross profit	55.0	46.7	8.3	18%

Used vehicle wholesale gross profit—same store(1)	0.8	0.5	0.3	60%
Used vehicle wholesale gross profit—acquisitions	—	—
Total used vehicle wholesale gross profit	0.8	0.5	0.3	60%
Used vehicle gross profit, as reported	$55.8	$47.2	$8.6	18%
Used vehicle retail units:
Used vehicle retail units—same store(1)	26,853	22,600	4,253	19%
Used vehicle retail units—acquisitions	946	—
Used vehicle retail units—actual	27,799	22,600	5,199	23%

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Decrease	% Change
	2011	2010
Revenue per used vehicle retailed—same store(1)	$18,758	$18,965	$(207)	(1)%
Gross profit per used vehicle retailed—same store(1)	$1,974	$2,066	$(92)	(4)%
Used vehicle retail gross margin—same store(1)	10.5%	10.9%	(0.4)%	(4)%
_________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $95.4 million (18%) increase in used vehicle revenue includes (i) a $75.1 million (18%) increase in same store used vehicle retail revenue and (ii) $21.0 million of used vehicle revenue derived from acquired dealerships. The $8.6 million (18%) increase in used vehicle gross profit was primarily a result of a $6.3 million (13%) increase in same store used vehicle retail gross profit. The increase in used vehicle retail revenue and gross profit was driven primarily by increased unit sales volumes, partially offset by a lower gross profit margin of 10.5%, down 40 basis points from the prior year. These results reflect the continued benefits of several store-level programs initiated in 2009, including volume-driven initiatives such as our "Asbury 121" program, a goal of retailing one used vehicle for every new vehicle retailed. This initiative is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.

Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$283.0	$278.5	$4.5	2%
Parts and service revenues—acquisitions	10.8	—
Parts and service revenue, as reported	$293.8	$278.5	$15.3	5%

Gross profit:
Parts and service gross profit—same store(1):
Customer pay	$95.7	$95.1	$0.6	1%
Reconditioning and preparation	26.6	21.4	5.2	24%
Warranty	23.3	22.8	0.5	2%
Wholesale parts	10.2	10.6	(0.4)	(4)%
Total parts and service gross profit—same store(1)	155.8	149.9	5.9	4%
Parts and service gross profit—acquisitions	6.1	—
Parts and service gross profit, as reported	$161.9	$149.9	$12.0	8%
Parts and service gross margin—same store(1)	55.1%	53.8%	1.3%	2%
____________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $15.3 million (5%) increase in parts and service revenue was primarily due to $10.8 million of parts and service revenue derived from acquired dealerships. The $12.0 million (8%) increase in parts and service gross profit was primarily due to a 130 basis point increase in our same store parts and service gross margin primarily as a result of increased gross profit from reconditioning and preparation of used vehicles. The $5.2 million increase in reconditioning gross profit is a result of the increase in our new and used vehicle unit sales.

Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase	% Change
	2011	2010
	(Dollar in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$66.6	$55.2	$11.4	21%
Finance and insurance, net—acquisitions	1.8	—
Finance and insurance, net as reported	$68.4	$55.2	$13.2	24%
Finance and insurance, net per vehicle sold—same store(1)	$1,068	$990	$78	8%
_____________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased $13.2 million (24%) during the six months ended June 30, 2011 as compared to the same period in 2010, due to (i) a 12% increase in same store retail unit sales and (ii) an 8% increase in same store F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to (a) consistent improvement in the availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (b) the addition of key personnel to our F&I management team and (b) our continued focus on improving the F&I results at our lower-performing stores by increasing the training of our F&I personnel, including implementing a certification process and certain best practices initiatives for such personnel.

Selling, General and Administrative—

	For the Six Months Ended June 30,					% of Gross Profit Increase (Decrease)
	2011	% of Gross Profit	2010	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$123.8	35.4%	$117.1	36.5%	$6.7	(1.1)%
Sales compensation	36.4	10.4%	31.3	9.8%	5.1	0.6%
Share-based compensation	3.0	0.9%	3.1	1.0%	(0.1)	(0.1)%
Outside services	27.3	7.8%	23.3	7.3%	4.0	0.5%
Advertising	12.2	3.5%	12.3	3.8%	(0.1)	(0.3)%
Rent	19.9	5.7%	21.1	6.6%	(1.2)	(0.9)%
Utilities	7.6	2.2%	7.5	2.3%	0.1	(0.1)%
Insurance	5.2	1.5%	5.3	1.7%	(0.1)	(0.2)%
Other	33.9	9.6%	27.9	8.5%	6.0	1.1%
Selling, general and administrative—same store(1)	269.3	77.0%	248.9	77.5%	20.4	(0.5)%
Acquisitions	8.3		—
Selling, general and administrative—actual	$277.6	76.7%	$248.9	77.5%	$28.7	(0.7)%
Gross profit—same store(1)	$349.7		$321.0
Gross profit—actual	$361.8		$321.0
________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 77.0% for six months ended June 30, 2011, as compared to 77.5% for six months ended June 30, 2010. The 50 basis point decrease was primarily a result of (i) a 110 basis point decrease in personnel costs as a result of leveraging our fixed expenses and (ii) a 90 basis point decrease in rent expense as a result of our decision to purchase certain previously leased real estate during the first half of 2011, partially offset by (a) a 60 basis point increase in sales compensation expense, primarily due to increased sales volumes of lower margin product and (b) a 50 basis point increase in outside services expense, primarily due to increased investment in our information technology infrastructure.
Other Operating Expense (Income)—
Other operating expense (income) includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the six months ended June 30, 2011, we recognized (i) approximately $9.0 million of expense due to legal claims related to operations from 2000 to 2006 and (ii) approximately $5.0 million of executive separation costs, which was partially offset by income related to proceeds received from the elimination of one of our franchises.

Floor Plan Interest Expense—
The $0.4 million (9%) increase in floor plan interest expense was attributable to a higher average balance of new vehicle inventory during the first half of 2011 when compared to the first half of 2010.
Other Interest Expense —
The $2.8 million (16% ) increase in other interest expense was primarily attributable to a refinancing of our long-term debt in the fourth quarter of 2010, which included the issuance of $200.0 million of our 8.375% Notes, the proceeds of which were primarily used to repurchase all $179.4 million aggregate principal amount of our outstanding 8% Notes.
Swap Interest Expense —
We have entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from Accumulated Other Comprehensive Income ("AOCI") to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for the first six months of 2011 and 2010 was $2.8 million and $3.3 million, respectively.
Income Tax Expense—
The $2.1 million (15%) decrease in income tax expense was primarily a result of the $5.3 million (15%) decrease in income before income taxes in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Our effective tax rate decreased from 38.8% for the 2010 period to 38.6% for the 2011 period. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2011 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2011.
Discontinued Operations—
During the first six months of 2011, we sold (i) our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center, (ii) one franchise (one dealership location) and (iii) one additional ancillary business. The $15.2 million, net of tax, net income from discontinued operations during the first six months of 2011 consists of a $16.6 million, net of tax, gain on the sale of the businesses discussed above, partially offset by $1.4 million, net of tax, of net operating losses of franchises and ancillary businesses sold prior to June 30, 2011, including primarily rent and other expenses of idle facilities.
The $1.9 million, net of tax, net loss from discontinued operations during the first six months of 2010 is a result of (i) $1.8 million, net of tax, of net operating losses of franchises and ancillary businesses sold prior to June 30, 2011, including rent expense of idle facilities and legal expenses for franchises sold prior to June 30, 2011 and (ii) a $0.1 million, net of tax, loss on the sale of one franchise (one dealership location).
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2011, we had total available liquidity of $282.1 million, which consisted of cash and cash equivalents of $23.2 million, borrowing availability of $153.4 million under our revolving credit facility and used vehicle facility and $105.5 million of availability under new vehicle floor plan offset accounts with certain of our floor plan lenders, which are generally accessible within one to two days. The total borrowing capacity under our credit facilities is $200.0 million and is limited by a borrowing base calculation and, from time to time, may be further limited by our required compliance with certain financial covenants. As of June 30, 2011, these financial covenants currently do not further limit our availability under our credit facilities.
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
We have the following material credit facilities, mortgage notes, senior subordinated notes and inventory financing facilities as of June 30, 2011. For a more detailed description of the material terms of our various debt agreements, refer to the “Floor Plan Notes Payable” and “Long-Term Debt” footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

•
Revolving credit facility - $103.4 million of borrowing availability under our $150.0 million revolving credit facility with Bank of America, N.A. as administrative agent, and a syndicate of commercial banks and commercial financing entities (the “BofA Revolving Credit Facility”) for working capital, general corporate purposes and acquisitions that is currently set to mature in August 2012.

•
Used vehicle facility - $50.0 million of borrowing availability under our $50.0 million used vehicle floor plan facility with JPMorgan Chase Bank, N.A. and Bank of America (the “JPMorgan Used Vehicle Floor Plan Facility”) for working capital, capital expenditures and general corporate purposes that is currently set to mature in August 2012.

•
Mortgage notes - $168.5 million of mortgage note obligations primarily payable to Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and Wachovia Financial Services, Inc., a North Carolina corporation (together referred to as “Wachovia”). These mortgage notes payable are secured by the related underlying property.

•
3% Senior Subordinated Convertible Notes due 2012 (“3% Convertible Notes”) - $29.5 million in aggregate principal amount of our 3% Convertible Notes outstanding, offset by $1.3 million of unamortized discount. We are required to pay interest on the 3% Convertible Notes on March 15 and September 15 of each year until their maturity on September 15, 2012.

•
7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We are required to pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•
8.375% Notes - $200.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020.

•
Inventory financing (“Floor plan”) facilities - $195.9 million outstanding with lenders affiliated with the manufacturers from which we purchase new vehicles and $75.5 million outstanding with lenders not affiliated with any such manufacturers. The availability under our floor plan facilities is not limited, with the exception of an $18.0 million limitation in aggregate borrowings for the purchase of Chrysler, Dodge and Jeep new vehicle inventory and a $30.0 million limitation in aggregate borrowings for the purchase of Hyundai, Kia, Audi, Porsche, Volkswagen, Land Rover, Jaguar and Fisker new vehicle inventory. In addition to the facilities described above, we have established accounts with certain manufacturers that allow us to transfer cash to an account as an offset to floor plan notes payable (“floor plan offset accounts”) that reduces our outstanding new vehicle floor plan notes payable while retaining the ability to transfer amounts from the offset accounts into our operating cash accounts within one to two days. As a result of the use of floor plan offset accounts to reduce our outstanding floor plan notes payable, we experience a reduction in Floor Plan Interest Expense on our Consolidated Statements of Income. As of June 30, 2011, we had $105.5 million in these floor plan offset accounts.

Under the terms of our credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floorplan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $30.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness.
Our revolving credit facilities, under which we did not have any borrowings outstanding as of June 30, 2011, mature, or become due and payable, in August 2012. We intend to seek extensions or replacements of these facilities in advance of their respective due dates, although no assurances can be provided that we will be able to negotiate extensions or replacements on terms, for amounts, or at times, acceptable to us. Our failure to do so could result in a material amount of debt becoming due within a short period of time, which could, in turn, have a material adverse effect on our business and financial condition.

Subordinated Note Repurchases
Our board of directors has authorized us, from time to time, to repurchase various of our subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase subordinated notes will be dependent upon prevailing market conditions, our liquidity position, and other factors. Currently, our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility limit our ability to purchase subordinated indebtedness to $30.0 million per calendar year, plus 50% of the net proceeds from any asset sales during any given calendar year. In February 2011, our board of directors authorized us to use up to $30.0 million of cash to repurchase outstanding 3% Convertible Notes, 7.625% Notes or 8.375% Notes, which authorization expires February 28, 2012. This authority supersedes and replaces the previous authorization under which we had repurchased $25.2 million of 3% Convertible Notes. As of June 30, 2011, we had not utilized any of our current authorization to purchase our debt securities. In July 2011, we repurchased $8.8 million of our 3% Convertible Notes, resulting in a net loss of $0.4 million, which will be recognized in the third quarter of 2011. This $8.8 million repurchase reduced our authorization to repurchase our subordinated notes to $21.2 million.
Covenants
We are subject to a number of covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of June 30, 2011. Additionally, there were no material changes made to the terms of our covenants during the six months ended June 30, 2011.

Share Repurchases
In December 2010, our board of directors authorized the repurchase of up to $25.0 million of our common stock. During the three months ended June 30, 2011, we repurchased 778,000 shares for a total of $13.0 million. In July 2011, our board of directors increased the authorization to repurchase common stock, resulting in $45.0 million of remaining repurchase capacity.
During the three months ended June 30, 2011, we also repurchased 29,838 shares of our common stock for $0.6 million from employees in connection with a net share settlement feature of employee share-based awards.
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

	For the Six Months Ended June 30,
	2011	2010
	(In millions)
Reconciliation of Cash used in operating activities to Cash provided by (used in) operating activities, as adjusted
Cash used in operating activities, as reported	$(6.8)	$(37.1)
New vehicle floor plan repayments—non-trade, net	(1.6)	(19.4)
Floor plan notes payable—trade divestitures	23.0	5.9
Cash provided by (used in) operating activities, as adjusted	$14.6	$(50.6)
Operating Activities—
Net cash used in operating activities totaled $6.8 million and $37.1 million for the six months ended June 30, 2011 and 2010, respectively. Net cash provided by operating activities, as adjusted, totaled $14.6 million for the six months ended June 30, 2011 while net cash used in operating activities, as adjusted, totaled $50.6 million for the six months ended June 30, 2010. Cash provided by (used in) operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $65.2 million increase in our cash provided by operating activities, as adjusted, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, was primarily the result of the following:

•
$47.2 million related to the timing of collection of accounts receivable and contracts-in-transit during 2011 as compared to 2010, primarily related to the collection of accounts receivable from our heavy truck business, which was sold in the first quarter of 2011;

•
$19.9 million related to a net decrease in inventory, net of floor plan notes payable, primarily as a result of limited availability of new inventory as a result of the natural disasters and related events in Japan; and

•	$8.1 million related to the increase in accounts payable and accrued expenses as a result of increased business activities during 2011 as compared to 2010.

The increase in our cash provided by operating activities, as adjusted, was partially offset by 15.7 million decrease in net income adjusted for non-cash items.

Investing Activities—
Net cash provided by investing activities totaled $50.6 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate, were $11.0 million and $7.5 million for the six months ended June 30, 2011 and 2010, respectively. Real estate related capital expenditures totaled $0.6 million for the six months ended June 30, 2011. In addition, we purchased previously leased property for $30.3 million during the six months ended June 30, 2011. Our capital investments currently consist primarily of real estate purchases, upgrades to our existing facilities and equipment purchases. We expect that capital expenditures during 2011 will total approximately $35.0 million, excluding the purchase of real estate. As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Proceeds from the sale of assets totaled $91.9 million and $11.2 million for the six months ended June 30, 2011 and 2010, respectively. Included in the proceeds from the sale of assets for the six months ended June 30, 2011 and 2010 were $36.3 million and $7.0 million, respectively, associated with the sale of inventory in connection with the sale of eleven franchises (four dealership locations) and one franchise (one dealership location), respectively. We continuously monitor the profitability and market value of our dealerships and may, under certain conditions, strategically divest certain dealerships.
Financing Activities—
Net cash used in financing activities totaled $41.9 million and $23.9 million for the six months ended June 30, 2011 and 2010, respectively.
Repayments of borrowings totaled $9.5 million and $4.2 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, we repaid $5.1 million of mortgage notes payable associated with sale of our heavy trucks business.
During the first six months of 2011, we repurchased a total of 867,800 shares for $14.7 million. During the first six months of 2011, we also repurchased 162,946 shares of our common stock for $3.0 million from employees in connection with a net share settlement feature of employee share-based awards.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase common stock or pay dividends was limited to $58.7 million under these agreements as of June 30, 2011.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 12 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $304.5 million of total variable rate debt (including floor plan notes payable) outstanding as of June 30, 2011, a 1% change in interest rates could result in a change of as much as $3.0 million to our annual other interest expense.
We received $8.3 million of interest credit assistance from certain automobile manufacturers during the six months ended June 30, 2011. Interest credit assistance reduced cost of sales (including amounts classified as discontinued operations) for the six months ended June 30, 2011 by $9.2 million and reduced new vehicle inventory by $3.2 million and $4.1 million as of June 30, 2011 and December 31, 2010, respectively. Although we can provide no assurance as to the amount of future floor plan interest credit assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.
Hedging Risk—
We have an interest rate swap agreement with a notional principal amount of $10.4 million as of June 30, 2011. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in October 2015. The notional value of this swap is reduced over its term until July 2011 when the notional principal amount increases to $21.5 million and then begins to reduce over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and will not contain any ineffectiveness.
We also have an interest rate swap with a current notional principal amount of $125.0 million as of June 30, 2011. The swap was designed to provide a hedge against changes in variable rate cash flows through maturity in June 2013. This swap is collateralized by our assets upon which we have not otherwise granted a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and will contain minor ineffectiveness.
In June 2011, one of our interest rate swap agreements matured. This swap had been designed to provide a hedge against changes in variable rate cash flows, and had qualified for cash flow hedge accounting treatment.  The maturity of this swap agreement did not have a material impact our Condensed Consolidated Financial Statements.
For additional information about the effect of our derivative instruments on the accompanying condensed consolidated financial statements, see Note 8 “Financial Instruments and Fair Value” of the notes thereto.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2011, the Company continued its implementation of the ADP Dealer Management System, which, as of the date of this report, has been implemented at approximately 65% of our dealerships. We currently expect that this Dealer Management System implementation will be substantially complete by the end of 2011. As appropriate, the Company is modifying the documentation of its internal control processes and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company and certain of its subsidiaries are parties to a class action filed in December 2002 in the Pulaski County Circuit Court in Arkansas. The lawsuit relates to our Arkansas dealerships' charging certain document preparation fees and receiving certain interest rate participation amounts from lenders related to customer arranged financing from November 2000 through November 2006. After various motions and judgments, in October 2008, the circuit court ruled in favor of the Company and its subsidiaries on all class action claims and found the Company and its subsidiaries had no liability. On March 11, 2010, the plaintiff appealed the circuit court's decisions.

On April 14, 2011, the Supreme Court of Arkansas ruled that the class may proceed with claims with respect to certain document preparation fees collected by the Company from November 2000 to November 2006. The Supreme Court of Arkansas also reversed the circuit court's decision not to certify a subclass relating to the dealerships' interest rate participation. The case has been remanded to the circuit court for further proceedings.

Item 1A. Risk Factors.

Natural disasters in certain regions could adversely affect our supply chain which, in turn, could have a negative impact on our business and our results of operations.
In the first quarter of 2011, Japan experienced significant natural disasters and related events. These events caused extensive and severe damage to the facilities of our Japanese manufacturing partners, as well as to the transportation, energy and distribution infrastructure in that country. In connection with the occurrence of these events, we anticipated that there would be temporary disruptions in the supply of vehicles from our Japanese manufacturing partners, and parts and other supplies for vehicles manufactured by our Japanese and non-Japanese manufacturing partners. We currently believe that we will experience the majority of the impact of inventory supply shortages in the third quarter of 2011. As a result, we believe that our ability to deliver certain products to customers and potential customers could be constrained and the cost of these products could be negatively impacted in the near term. While the precise impact of the recent events in Japan remains uncertain, we currently anticipate the disruption in the supply of inventory from our Japanese manufacturing partners could have a material adverse effect on our earnings, results of operations and our business in the third quarter and possibly through the remainder of the year.

The failure of U.S. lawmakers to reach an agreement on a national debt ceiling or budget may, among other things, cause interest rates to rise, which could materially adversely affect our business, financial condition and results of operations.

The federal government's debt ceiling, or the amount of debt the federal government is permitted to borrow, has been limited by statute and can only be raised by an act of Congress.  According to the Department of the Treasury, the federal government is nearing its $14.3 trillion debt ceiling. If Congress does not act to raise the debt ceiling, in addition to a contraction in government spending, interest rates may also rise.

 If there were to be a significant rise in interest rates, (i) the cost to finance the purchases of our vehicle inventory under our variable rate floor plan facilities would increase, (ii) our interest expense under our various credit facilities would increase, and (iii) the general cost to finance a vehicle would increase, potentially impacting consumer demand for new and used vehicles.  Therefore, an increase in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues.  When considered in concert with a potential reduction in sales, any such increase in interest rates could materially adversely affect our business, financial condition and results of operation.

Item 2(c). Issuer Purchases of Equity Securities
In December 2010, our board of directors authorized the repurchase of up to $25.0 million of our common stock. During the three months ended June 30, 2011, we repurchased 778,000 shares for a total of $13.0 million. In July 2011, our board of directors increased the authorization to repurchase common stock, resulting in $45.0 million of remaining repurchase capacity.
During the three months ended June 30, 2011, we also repurchased 29,838 shares of our common stock for $0.6 million from employees in connection with a net share settlement feature of employee share-based awards.
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our BofA Revolving Credit Facility and our JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase common stock or pay dividends was limited to $58.7 million under these agreements as of June 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
04/01/2011 - 04/30/2011	135,900	$17.80	135,900	$20.8
05/01/2011 - 05/31/2011	579,838	$16.67	550,000	$11.6
06/01/2011 - 06/30/2011	92,100	$16.19	92,100	$10.2
TOTAL	807,838	$16.81	778,000
_________________

(1)
Includes shares repurchased to pay the withholding taxes on equity awards granted to employees that vested during this time period. In May 2011, we repurchased 29,838 shares in conjunction with such vesting.

(2)	Represents shares of our common stock repurchased pursuant to a 10b5-1 trading plan, which expires on July 27, 2011.

Item 5. Exhibits

10.1	Letter Agreement between Scott J. Krenz and Asbury Automotive Group, Inc., dated June 21, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2011)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Asbury Automotive Group, Inc.

Date: July 27, 2011	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	President and Chief Executive Officer

Asbury Automotive Group, Inc.

Date: July 27, 2011	By:	/s/ Scott J. Krenz
	Name:	Scott J. Krenz
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

10.1	Letter Agreement between Scott J. Krenz and Asbury Automotive Group, Inc., dated June 21, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2011)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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