Form 10-Q
period 2011-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2011-10-26
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 25, 2011 was 31,774,589 (net of 6,915,302 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8.2	$21.3
Contracts-in-transit	63.8	80.6
Accounts receivable (net of allowance of $1.3 and $0.7, respectively)	74.6	102.6
Inventories	457.1	547.4
Deferred income taxes	9.3	7.6
Assets held for sale	5.4	60.7
Other current assets	51.8	56.6
Total current assets	670.2	876.8
PROPERTY AND EQUIPMENT, net	509.5	458.9
GOODWILL	18.8	18.9
DEFERRED INCOME TAXES, net of current portion	49.0	61.5
OTHER LONG-TERM ASSETS	61.4	70.2
Total assets	$1,308.9	$1,486.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$225.8	$344.6
Floor plan notes payable—non-trade	68.8	80.0
Current maturities of long-term debt	26.3	8.9
Accounts payable and accrued liabilities	177.8	170.1
Liabilities associated with assets held for sale	1.7	32.2
Total current liabilities	500.4	635.8
LONG-TERM DEBT	468.8	534.9
OTHER LONG-TERM LIABILITIES	26.3	28.5
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 38,359,491 and 37,597,481 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	475.4	463.4
Accumulated deficit	(49.3)	(95.7)
Treasury stock, at cost; 6,734,902 and 4,799,188 shares, respectively	(108.4)	(75.0)
Accumulated other comprehensive loss	(4.7)	(6.0)
Total shareholders’ equity	313.4	287.1
Total liabilities and shareholders’ equity	$1,308.9	$1,486.3
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
New vehicle	$563.1	$563.9	$1,701.6	$1,576.3
Used vehicle	326.7	284.7	944.9	808.8
Parts and service	145.9	140.4	435.8	415.6
Finance and insurance, net	37.0	31.0	104.9	85.7
Total revenues	1,072.7	1,020.0	3,187.2	2,886.4
COST OF SALES:
New vehicle	523.5	528.4	1,586.8	1,472.9
Used vehicle	302.1	261.0	865.2	738.0
Parts and service	64.1	63.8	194.0	190.9
Total cost of sales	889.7	853.2	2,646.0	2,401.8
GROSS PROFIT	183.0	166.8	541.2	484.6
OPERATING EXPENSES:
Selling, general and administrative	141.2	129.3	415.6	375.3
Depreciation and amortization	5.8	5.2	16.9	15.8
Other operating expense (income), net	1.7	0.2	15.2	(1.1)
Income from operations	34.3	32.1	93.5	94.6
OTHER EXPENSE:
Floor plan interest expense	(2.0)	(2.2)	(6.9)	(6.8)
Other interest expense, net	(10.0)	(8.9)	(30.8)	(26.9)
Swap interest expense	(1.4)	(1.7)	(4.2)	(5.0)
Convertible debt discount amortization	(0.1)	(0.3)	(0.6)	(1.1)
Loss on extinguishment of long-term debt	(0.4)	(1.3)	(0.4)	(1.3)
Total other expense, net	(13.9)	(14.4)	(42.9)	(41.1)
Income before income taxes	20.4	17.7	50.6	53.5
INCOME TAX EXPENSE	7.6	6.9	19.3	20.7
INCOME FROM CONTINUING OPERATIONS	12.8	10.8	31.3	32.8
DISCONTINUED OPERATIONS, net of tax	(0.5)	1.7	15.1	(0.1)
NET INCOME	$12.3	$12.5	$46.4	$32.7
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.40	$0.33	$0.98	$1.02
Discontinued operations	(0.01)	0.06	0.47	—
Net income	$0.39	$0.39	$1.45	$1.02
Diluted—
Continuing operations	$0.39	$0.33	$0.95	$0.99
Discontinued operations	(0.01)	0.05	0.46	(0.01)
Net income	$0.38	$0.38	$1.41	$0.98
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	31.7	32.3	32.1	32.2
Stock options	0.6	0.5	0.6	0.5
Restricted stock	0.1	0.2	0.2	0.3
Performance share units	0.1	0.1	0.1	0.2
Diluted	32.5	33.1	33.0	33.2

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$46.4	$32.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	16.9	15.8
Stock-based compensation	7.7	4.1
Deferred income taxes	10.1	19.6
Loss on extinguishment of debt	0.4	1.3
Loaner vehicle amortization	6.0	5.8
Excess tax benefit on share-based arrangements	(1.4)	—
Gain on sale of assets, net	(26.8)	(0.3)
Other adjustments, net	5.3	7.9
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	16.8	0.3
Accounts receivable	10.5	(22.7)
Proceeds from the sale of accounts receivable	16.9	17.2
Inventories	108.7	0.1
Other current assets	(24.0)	(44.5)
Floor plan notes payable—trade	(109.2)	(75.4)
Floor plan notes payable—trade divestitures	(23.0)	(5.9)
Accounts payable and accrued liabilities	6.9	(1.0)
Other long-term assets and liabilities, net	2.2	1.0
Net cash provided by (used in) operating activities	70.4	(44.0)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(16.3)	(13.3)
Purchase of real estate	(17.4)	(2.6)
Purchase of previously leased real estate	(30.3)	—
Proceeds from the sale of assets	91.9	15.5
Other investing activities	0.6	4.3
Net cash provided by investing activities	28.5	3.9
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	295.4	296.2
Floor plan repayments—non-trade	(303.7)	(300.9)
Floor plan repayments—non-trade divestitures	(14.8)	—
Repayments of borrowings	(59.8)	(30.8)
Payment of debt issuance costs	(0.1)	—
Purchases of treasury stock, including shares associated with net share settlement of employee share-based awards	(33.4)	(0.3)
Excess tax benefit on share-based arrangements	1.4	—
Proceeds from the exercise of stock options	3.0	0.3
Net cash used in financing activities	(112.0)	(35.5)
Net decrease in cash and cash equivalents	(13.1)	(75.6)
CASH AND CASH EQUIVALENTS, beginning of period	21.3	84.7
CASH AND CASH EQUIVALENTS, end of period	$8.2	$9.1

See Note 11 for supplemental cash flow information
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 100 franchises (80 dealership locations) in 19 metropolitan markets within 10 states as of September 30, 2011. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of September 30, 2011, we offered 30 domestic and foreign brands of new vehicles. Our current brand mix is weighted 84% towards luxury and mid-line import brands, with the remaining 16% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, have been included. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim, or any full year period. Our unaudited interim condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, credit life insurance and disability insurance, and other insurance, to customers (collectively “F&I”). We may be charged back (“chargebacks”) for F&I commissions in the event a contract is prepaid, defaulted upon or terminated. F&I commissions are recorded at the time a vehicle is sold and a reserve for future chargebacks is established based on historical chargeback experience and the termination provisions of the applicable contract. F&I commissions, net of estimated chargebacks, are included in Finance and Insurance, net in the accompanying Condensed Consolidated Statements of Income.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2.4 million and 4.9 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares of common stock, the premium received for selling the warrants was recorded as an increase to additional paid-in capital, together with any cash that would be received upon exercise. In addition, our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Convertible Notes”) are convertible into shares of our common stock at a current conversion price of $33.73 per share. The shares issuable upon exercise of these warrants and conversion of our 3% Convertible Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share in any period presented because their inclusion would be anti-dilutive. The maximum number of shares of common stock issuable upon conversion of our 3% Convertible Notes as of September 30, 2011 was 2.2 million shares.
Discontinued Operations
Certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets have been classified as Assets Held for Sale or Liabilities Associated with Assets Held for Sale, with such classification beginning on the date that the assets and associated liabilities were first considered held for sale. When such assets and associated liabilities are subsequently removed from Assets Held for Sale and Liabilities Associated with Assets Held for Sale, we reclassify our prior period balance sheets to reflect the current operating status of such assets and associated liabilities.
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
Amounts in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 have been reclassified to reflect the results of franchises sold subsequent to September 30, 2010 or held for sale as of September 30, 2011, as if we had classified those franchises as discontinued operations for all periods presented.
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
Loaner vehicles account for a significant portion of Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. Loaner vehicles are initially used by our service department for only a short period of time (typically six to twelve months) before we seek to sell them. Therefore we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Condensed Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventories on the accompanying Condensed Consolidated Statements of Cash Flows.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2010	2010
	(In millions)
Floor plan interest expense, previously reported	$(3.6)	$(11.7)
Swap interest expense previously included in floor plan interest expense	1.3	3.9
Floor plan interest expense of franchises placed into discontinued operations between September 30, 2010 and September 30, 2011	0.1	1.0
Floor plan interest expense	$(2.2)	$(6.8)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2010	2010
	(In millions)
Other interest expense, previously reported	$(9.3)	$(28.2)
Swap interest expense previously included in other interest expense	0.4	1.1
Other interest expense of franchises placed into discontinued operations between September 30, 2010 and September 30, 2011	—	0.2
Other interest expense, net	$(8.9)	$(26.9)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2010	2010
	(In millions)
Swap interest expense, previously reported	$—	$—
Swap interest expense previously included in floor plan interest expense	(1.3)	(3.9)
Swap interest expense previously included in other interest expense	(0.4)	(1.1)
Swap interest expense	$(1.7)	$(5.0)
In addition, we have reclassified our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 to reflect the current status of our discontinued operations and we have made certain other immaterial reclassifications of prior period amounts to be consistent with current period presentation.

4. ACQUISITIONS
We did not acquire any dealerships during the nine months ended September 30, 2011 or 2010.
During the nine months ended September 30, 2011, we were awarded one Fisker franchise, which was added to our Plaza dealership locations in St. Louis, Missouri. We did not pay any amounts in connection with being awarded this franchise.
During the nine months ended September 30, 2010, we were awarded two Sprinter franchises, which were added to our Mercedes-Benz locations in St. Louis, Missouri and Tampa, Florida. We did not pay any amounts in connection with being awarded these two franchises.

5. INVENTORIES
Inventories consist of the following:

	As of
	September 30,	December 31,
	2011	2010
	(In millions)
New vehicles	$330.7	$436.1
Used vehicles	88.9	74.8
Parts and accessories	37.5	36.5
Total inventories	$457.1	$547.4
The lower of cost or market reserves reduced total inventory cost by $5.1 million and $4.6 million as of September 30, 2011 and December 31, 2010, respectively. In addition to the inventories shown above, we had $2.2 million and $31.3 million of inventory as of September 30, 2011 and December 31, 2010, respectively, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they are associated with franchises held for sale. As of September 30, 2011 and December 31, 2010, certain automobile manufacturer incentives reduced new vehicle inventory cost by $3.7 million and $5.1 million, respectively, and reduced new vehicle cost of sales from continuing operations for the nine months ended September 30, 2011 and September 30, 2010 by $15.3 million and $14.3 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
During the nine months ended September 30, 2011, we sold (i) our heavy truck business in Atlanta, Georgia (as discussed further below), (ii) one franchise (one dealership location) and (iii) one additional ancillary business. Assets and liabilities associated with pending dispositions totaled $2.6 million and $1.7 million, respectively, as of September 30, 2011. Assets and liabilities associated with pending dispositions as of December 31, 2010 totaled $48.0 million and $32.2 million, respectively.

Real estate not currently used in our operations that we are actively marketing to sell totaled $2.8 million and $12.7 million as of September 30, 2011 and December 31, 2010, respectively. During the nine months ended September 30, 2011, we sold $8.8 million of real estate that was not currently used in our operations and recognized impairments in value totaling $1.1 million on the remaining real estate not currently used in our operations. There were no liabilities associated with our real estate assets held for sale as of September 30, 2011 or December 31, 2010.
During the nine months ended September 30, 2011, we sold our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center, for a total net pre-tax gain of approximately $25.7 million, which is included in Discontinued Operations, net on our Condensed Consolidated Statement of Income. The assets associated with this divestiture consisted of:

Inventories	$30.7
Property and equipment, net	12.7
Goodwill	1.6
Total assets	$45.0
Proceeds from the sale of these assets were used to repay $33.7 million of floor plan notes payable associated with new vehicle inventory and $5.1 million of mortgage notes payable associated with certain property and equipment included in the sale.
In addition, during the nine months ended September 30, 2011, we removed certain assets held for sale and liabilities associated with assets held for sale related to one franchise (one dealership location) as a result of our decision to operate this store instead of market it for sale. As a result, we reclassified the assets and liabilities associated with this franchise from Assets Held for Sale and Liabilities Associated with Assets Held for Sale to (i) Inventory, (ii) Property and Equipment, net and (iii) Floor Plan Notes Payable - Non-Trade on the Condensed Consolidated Balance Sheet as of December 31, 2010.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30,	December 31,
	2011	2010
	(In millions)
Assets:
Inventories	$2.2	$31.3
Property and equipment, net	3.2	25.6
Goodwill	—	1.6
Other	—	2.2
Total assets	5.4	60.7
Liabilities:
Floor plan notes payable	1.7	27.0
Mortgage notes payable	—	5.2
Total liabilities	1.7	32.2
Net assets held for sale	$3.7	$28.5

Subsequent to September 30, 2011, we sold one franchise (one dealership location), as referenced in Note 14.

7. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	September 30,	December 31,
	2011	2010
	(In millions)
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($20.7 million and $29.5 million face value, respectively, net of discounts of $0.7 million and $1.7 million, respectively)	20.0	27.8
Mortgage notes payable bearing interest at fixed and variable rates	128.0	172.8
Capital lease obligations	3.9	—
	495.1	543.8
Less: current portion	(26.3)	(8.9)
Long-term debt	$468.8	$534.9
During the third quarter of 2011, we paid $8.7 million to repurchase $8.8 million of our 3% Convertible Notes. We recorded a $0.4 million loss associated with the repurchase of these notes, consisting of a $0.1 million gain on the repurchase, offset by the pro-rata write-off of $0.4 million of unamortized discount and $0.1 million of unamortized debt issuance costs associated with the repurchased 3% Convertible Notes.
Subsequent to September 30, 2011, we and certain of our subsidiaries entered into a senior secured credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, JPMorgan Chase Bank, N.A. (“JPMorgan”) and Wells Fargo Bank, N.A. ("Wells Fargo"), as co-syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), as sole lead arranger and sole book manager, and the other lenders party thereto (the “Credit Agreement”). In connection therewith, we repaid and terminated various of our then-existing credit facilities. For additional information, see Note 14.

8. FINANCIAL INSTRUMENTS AND FAIR VALUE
Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying values of our financial instruments, with the exception of long-term debt, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our long-term debt is based on reported market prices. A summary of the carrying values and fair values of our 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes"), our 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes") and 3% Senior Subordinated Convertible Notes due 2012 (the "3% Convertible Notes") is as follows:

	As of
	September 30, 2011	December 31, 2010
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($20.7 million and $29.5 million face value, respectively, net of discounts of $0.7 million and $1.7 million, respectively)	20.0	27.8
Total carrying value	$363.2	$371.0

Fair Value:
8.375% Senior Subordinated Notes due 2020	$192.3	$205.8
7.625% Senior Subordinated Notes due 2017	137.1	144.1
3% Senior Subordinated Convertible Notes due 2012	19.8	29.0
Total fair value	$349.2	$378.9
We have an interest rate swap agreement which had a notional principal amount of $21.3 million as of September 30, 2011. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015.

The notional value of this swap was reduced through July 2011, when the notional principal amount increased to $21.5 million, and then began reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
We also have an interest rate swap with a notional principal amount of $125.0 million as of September 30, 2011. The swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in June 2013. This swap is collateralized by Company assets upon which we have not otherwise granted a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and contains, and will contain, minor ineffectiveness.
In June 2011, one of our interest rate swap agreements matured. This swap had been designed to provide a hedge against changes in variable rate cash flows, and had qualified for cash flow hedge accounting treatment.  The maturity of this swap did not have a material impact on our Condensed Consolidated Financial Statements.
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income (in millions):

For the Three Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified out of AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2011	Interest rate swaps	$(0.5)	Swap interest expense	$(1.3)	$(0.1)	$—	N/A
2010	Interest rate swaps	$(1.9)	Swap interest expense	$(1.3)	$(0.1)	$—	N/A

For the Nine Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified out of AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2011	Interest rate swaps	$(2.2)	Swap interest expense	$(4.0)	$(0.2)	$—	N/A
2010	Interest rate swaps	$(6.8)	Swap interest expense	$(3.9)	$(0.3)	$—	N/A

 On the basis of yield curve conditions as of September 30, 2011, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $4.7 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than that assumption, all other inputs reflect level 2 inputs.
Market Risk Disclosures as of September 30, 2011:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$146.3	1 month LIBOR	2013 - 2015	$(7.3)

____________________________
* The total fair value of all swaps is a $7.3 million net liability, of which $4.7 million is included in Accounts Payable and Accrued Liabilities and $2.6 million is included in Other Long-Term Liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheet.
Market Risk Disclosures as of December 31, 2010:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Expiration	Fair Value
Interest Rate Swap*	$147.3	2011 - 2015	$(9.2)
____________________________
* The total fair value of all swaps is a $9.2 million net liability, of which $5.0 million is included in Accounts Payable and Accrued Liabilities, $4.7 million is included in Other Long-Term Liabilities and $0.5 million is included in Other Long-Term Assets, respectively, on the accompanying Condensed Consolidated Balance Sheet.

9. COMPREHENSIVE INCOME
The following table provides a reconciliation of net income to comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Net income	$12.3	$12.5	$46.4	$32.7
Other comprehensive income (loss):
Change in fair value of cash flow swaps	0.8	(0.8)	1.9	(3.1)
Amortization of expired cash flow swaps	0.1	0.1	0.2	0.3
Income tax (expense) benefit associated with cash flow swaps	(0.3)	0.3	(0.8)	1.2
Comprehensive income	$12.9	$12.1	$47.7	$31.1

10. DISCONTINUED OPERATIONS AND DIVESTITURES
During the nine months ended September 30, 2011, we sold (i) our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center, (ii) one franchise (one dealership location) and (iii) one additional ancillary business. As of September 30, 2011, there was one franchise (one dealership) location pending disposition. The accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 have been reclassified to reflect the status of our discontinued operations as of September 30, 2011.
The following table provides further information regarding our discontinued operations as of September 30, 2011, and includes the results of businesses sold prior to September 30, 2011:

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
	Sold/Closed	Pending Disposition	Total	Sold/Closed	Pending Disposition	Total
	(Dollars in millions)
Franchises:
Mid-line domestic	—	—	—	—	—	—
Mid-line import	—	1	1	—	1	1
Heavy Trucks	—	—	—	10	—	10
Luxury	—	—	—	1	—	1
Total	—	1	1	11	1	12
Revenues	$—	$9.0	$9.0	$63.2	$10.4	$73.6
Cost of sales	—	7.3	7.3	54.6	8.8	63.4
Gross profit	—	1.7	1.7	8.6	1.6	10.2
Operating expenses	1.0	1.5	2.5	5.9	1.6	7.5
(Loss) income from operations	(1.0)	0.2	(0.8)	2.7	—	2.7
Other expense, net	—	—	—	—	—	—
Gain (loss) on disposition	—	—	—	—	—	—
(Loss) income before income taxes	(1.0)	0.2	(0.8)	2.7	—	2.7
Income tax benefit (expense)	0.4	(0.1)	0.3	(1.0)	—	(1.0)
Discontinued operations, net of tax	$(0.6)	$0.1	$(0.5)	$1.7	$—	$1.7

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
	Sold/Closed	Pending Disposition	Total	Sold/Closed	Pending Disposition	Total
	(Dollars in millions)
Franchises:
Mid-line domestic	—	—	—	—	—	—
Mid-line import	—	1	1	1	1	2
Heavy Trucks	10	—	10	10	—	10
Luxury	1	—	1	1	—	1
Total	11	1	12	12	1	13
Revenues	$64.0	$29.9	$93.9	$209.2	$31.9	$241.1
Cost of sales	56.6	24.3	80.9	183.2	27.1	210.3
Gross profit	7.4	5.6	13.0	26.0	4.8	30.8
Operating expenses	10.0	4.7	14.7	25.3	4.5	29.8
(Loss) income from operations	(2.6)	0.9	(1.7)	0.7	0.3	1.0
Other expense, net	(0.6)	(0.1)	(0.7)	(1.0)	—	(1.0)
Gain (loss) on disposition	27.1	—	27.1	(0.2)	—	(0.2)
Income (loss) before income taxes	23.9	0.8	24.7	(0.5)	0.3	(0.2)
Income tax (expense) benefit	(9.3)	(0.3)	(9.6)	0.2	(0.1)	0.1
Discontinued operations, net of tax	$14.6	$0.5	$15.1	$(0.3)	$0.2	$(0.1)

Subsequent to September 30, 2011, we sold one franchise (one dealership location), as referenced in Note 14.

11. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2011 and 2010, we made non-floor plan interest payments, including amounts capitalized, totaling $30.3 million and $35.9 million, respectively. We also made $8.8 million and $8.1 million of floor plan interest payments for the nine months ended September 30, 2011 and 2010, respectively.
During the nine months ended September 30, 2011, we made income tax payments, net of refunds received, totaling $8.1 million. During the nine months ended September 30, 2010, we made income tax payments, net of refunds received, totaling$10.7 million.
During the nine months ended September 30, 2011 and 2010, we sold $17.3 million and $17.6 million, respectively, of trade receivables, each at a total discount of $0.4 million.
During the nine months ended September 30, 2011 and 2010, we transferred $25.4 million and $25.6 million, respectively, of loaner vehicles from Other Current Assets to Used Vehicle Inventory on our Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2011, we entered into two transactions in which we purchased various previously leased real estate, for a total purchase price of $30.3 million. One of the transactions included a termination of a lease obligation for property not currently used in our operations, resulting in a loss of $1.0 million, which is included in Selling, General and Administrative Expense on our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011.

12. COMMITMENTS AND CONTINGENCIES
Our dealerships are party to dealer and framework agreements with applicable vehicle manufacturers.  In accordance with these agreements, each dealership has certain rights and is subject to restrictions typical of the industry. The ability of these manufacturers to influence the operations of the dealerships or the loss of any of these agreements could have a negative impact on our operating results.

In some instances, manufacturers may have the right, and may direct us, to implement costly capital improvements to dealerships as a condition to entering into, renewing or extending franchise agreements with them. Manufacturers also typically require that their franchises meet specific standards of appearance. These factors, either alone or in combination, could cause us to use our financial resources on capital projects that we might not have planned for or otherwise determined to undertake.

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

The Company and certain of its subsidiaries are named defendants in a class action lawsuit filed in December 2002 in the Pulaski County circuit court in Arkansas. The lawsuit relates to our Arkansas dealerships' charging certain document preparation fees and receiving certain interest rate participation amounts from lenders related to customer arranged financing from November 2000 through November 2006. After various motions and judgments, in October 2008, the circuit court ruled in favor of the Company and its subsidiaries on all class action claims and found the Company and its subsidiaries had no liability. On March 11, 2010, the plaintiff appealed the circuit court's decisions.

On April 14, 2011, the Supreme Court of Arkansas ruled that the class may proceed with claims with respect to certain document preparation fees collected by the Company's subsidiaries from November 2000 to November 2006, and also reversed the circuit court's decision not to certify a subclass relating to the dealerships' interest rate participation. The Supreme Court remanded the case to the Pulaski County circuit court for further proceedings. On August 23, 2011, the circuit court granted preliminary approval to a proposed Class Action Settlement (the "settlement") agreed to by the parties.  The Company has previously accrued its best estimate of probable and reasonably estimable losses of $9.0 million in connection with this matter.  The settlement is contingent upon final approval by the circuit court.  If, for any reason, the settlement is not approved, the Company expects that it will continue to defend the case vigorously.

Additionally, the Company is currently engaged in discussions with an affiliate of a vehicle manufacturer whose brands we sell relating to the alleged receipt by the Company of certain overpayments from vehicle service work.  The Company has accrued its best estimate of the probable and reasonably estimable exposure in connection with this matter.

It is reasonably possible that losses in excess of the amounts accrued for the various types of claims known to us could be up to approximately $3.0 million in the aggregate.  We currently do not anticipate that any known claim will materially adversely affect our financial condition, liquidity, results of operations or financial statement disclosures.  However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosure.

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

We continue to evaluate potential consequences resulting from the natural disasters and related events in Japan on our operating results. Disruption in new vehicle inventories from certain Japanese manufacturers began during the second quarter of 2011 and continued through the third quarter of 2011. We currently expect that the resulting inventory supply shortages will subside by the first quarter of 2012, although we can provide no assurance of this. In addition, we do not expect that the disruption in the supply of inventory from our Japanese manufacturing partners will have a material adverse effect on our earnings, results of operations or our business during the remainder of the year, although we can provide no assurance of this.

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

We have $15.7 million of letters of credit outstanding as of September 30, 2011, which are required by certain of our insurance providers. In addition, as of September 30, 2011, we maintained a $5.0 million surety bond line in the ordinary course of our business.

Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.

13. RELATED PARTY TRANSACTIONS
During the nine months ended September 30, 2011, we concurrently entered into two transactions with a member of our board of directors, which were (i) the purchase of dealership real estate previously leased by us for approximately $16.9 million and (ii) the entrance into a new lease agreement for a separate parcel of dealership real estate. The new lease agreement is being accounted for as a capital lease and, as a result, we recorded approximately $4.0 million in Property and Equipment, net and Long-Term Debt on our Condensed Consolidated Balance Sheet as of March 31, 2011. We believe that these transactions were on terms comparable to those that could be obtained from unaffiliated third parties.

14. SUBSEQUENT EVENTS

On October 14, 2011, we and certain of our subsidiaries entered into the Credit Agreement with Bank of America, as administrative agent, JPMorgan and Wells Fargo, as co-syndication agents, Merrill Lynch, as sole lead arranger and sole book manager, and the other lenders party thereto.
The Credit Agreement provides for a credit facility consisting of a (i) $175.0 million revolving credit facility (the “Revolving Credit Facility”) with a $50.0 million sublimit for letters of credit, (ii) $625.0 million new vehicle revolving floorplan facility (the “New Vehicle Floorplan Facility”), and (iii) $100.0 million used vehicle revolving floorplan facility (the “Used Vehicle Floorplan Facility” and, together with the Revolving Credit Facility and the New Vehicle Floorplan Facility, the

“Senior Credit Facilities”), in each case subject to limitations on borrowing availability as set out in the Credit Agreement. Subject to the compliance with certain conditions, the Credit Agreement provides that we and our dealership subsidiaries that are borrowers under the Senior Credit Facilities (collectively, the “Borrowers”) have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the Revolving Credit Facility by up to $50.0 million without lender consent. The Credit Agreement also provides that the Borrowers have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the New Vehicle Floorplan Facility and the Used Vehicle Floorplan Facility by up to $225.0 million in the aggregate without lender consent and also subject to the compliance with certain conditions. The Senior Credit Facilities mature, and all amounts outstanding thereunder will be due and payable, on October 14, 2016.
In connection with our entry into the Credit Agreement, we terminated our $150.0 million revolving credit facility under which Bank of America acted as administrative agent, and our $50.0 million used vehicle floor plan facility with JPMorgan and Bank of America, neither of which had any material amounts outstanding thereunder as of the termination thereof. Also in connection therewith, we used borrowings under the New Vehicle Floorplan Facility to repay amounts outstanding under, and terminate, substantially all of our inventory financing (“floor plan”) facilities, other than the floor plan facilities relating to the financing of new Ford and Lincoln vehicles, and certain loaner vehicles, which remain in place. Proceeds from borrowings from time to time under the (i) Revolving Credit Facility may be used for, among other things, acquisitions, working capital and capital expenditures; (ii) New Vehicle Floorplan Facility may be used to finance the acquisition of new vehicle inventory and to refinance new vehicle inventory at acquired dealerships; and (iii) Used Vehicle Floorplan Facility may be used to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles.
In October 2011, we sold one franchise (one dealership location). This franchise's operations had been classified as discontinued operations beginning in the third quarter of 2011.
In October 2011, we repaid approximately $30.0 million of mortgage notes payable prior to their associated maturity.
In October 2011, we repurchased a total of 180,400 shares of our common stock under our authorized repurchase program for $3.0 million.

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

•	the variable nature of significant components of our cost structure;

•	our ability to decrease our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers’ willingness to continue to use incentive programs in the near future to drive demand for their product offerings;

•	our ability to complete the implementation of our dealer management system in a cost-efficient manner;

•	our acquisition and divestiture strategies;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing;

•	the growth of mid-line import and luxury brands over the long-term;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our net income as a result of the foregoing and other factors.

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

•	our continued ability to comply with applicable covenants in various of our financing and lease agreements, or to obtain waivers of these covenants as necessary;

•	our relationships with, and the reputation and financial health and viability of, the vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully;

•
significant disruptions in the production and delivery of vehicles and parts for any reason, including natural disasters, product recalls, work stoppages or other occurrences that are outside of our control;

•	adverse results from litigation and other similar proceedings involving us;

•	our relationship with, and the financial stability of, our lenders and lessors;

•	our ability to execute our initiatives and other strategies;

•	high levels of competition in our industry, which may create pricing and margin pressures on our products and services;

•	our ability to renew, and enter into new, framework and dealer agreements with vehicle manufacturers whose brands we sell, on terms acceptable to us;

•	our ability to attract and to retain key personnel;

•	our ability to leverage gains from our dealership portfolio; and

•	significant disruptions in the financial markets, which may impact our ability to access capital.

Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth in this discussion and analysis below and under Item 1A entitled “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, respectively, and our Annual Report on Form 10-K for the year ended December 31, 2010 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statements.

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 100 franchises (80 dealership locations) in 19 metropolitan markets within 10 states as of September 30, 2011. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of September 30, 2011, we offered 30 domestic and foreign brands of new vehicles. Our current brand mix is weighted 84% towards luxury and mid-line import brands, with the remaining 16% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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

Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automotobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 48% revenue from mid-line import brands and 36% revenue from luxury brands in the third quarter of 2011, is well positioned for growth over the long term.

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

The United States automotive retail market has shown continued improvement in 2011 with new vehicle SAAR increasing to 12.6 million during the nine months of 2011 as compared to 11.3 million during the first nine months of 2010. We anticipate that new vehicle sales in the U.S. will continue to improve in 2011 as compared to 2010. We also believe that issues with respect to the ongoing availability of vehicles that are desirable to consumers may have a significant impact on the number of vehicles sold in the U.S. in 2011.
We continue to evaluate potential consequences resulting from the natural disasters and related events in Japan on our operating results. Disruption in new vehicle inventories from certain Japanese manufacturers began during the second quarter of 2011 and continued through the third quarter of 2011. We currently expect that the resulting inventory supply shortages will subside by the first quarter of 2012, although we can provide no assurance of this. In addition, we do not expect that the disruption in the supply of inventory from our Japanese manufacturing partners will have a material adverse effect on our earnings, results of operations or our business during the remainder of the year, although we can provide no assurance of this.
We had total available liquidity of $224.3 million as of September 30, 2011, which included cash and cash equivalents of $8.2 million, borrowing availability of $157.6 million under our revolving credit facility and used vehicle credit facility and $58.5 million of availability under new vehicle floor plan offset accounts with certain of our floor plan lenders. For further discussion of our floor plan offset accounts, please refer to “Liquidity and Capital Resources” below. We have no material long-term debt maturities until September 2012, at which time our 3% Senior Subordinated Convertible Notes due 2012 (the "3% Convertible Notes") will mature. As of September 30, 2011, we had $20.7 million in aggregate principal amount of our 3% Convertible Notes outstanding.

Subsequent to September 30, 2011, we and certain of our subsidiaries entered into a senior secured credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, JPMorgan Chase Bank, N.A. (“JPMorgan”) and Wells Fargo Bank, N.A. ("Wells Fargo"), as co-syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), as sole lead arranger and sole book manager, and the other lenders party thereto (the “Credit Agreement”). For further discussion of the Credit Agreement, refer to the "Liquidity and Capital Resources" section below.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$563.1	$563.9	$(0.8)	—%
Used vehicle	326.7	284.7	42.0	15%
Parts and service	145.9	140.4	5.5	4%
Finance and insurance, net	37.0	31.0	6.0	19%
Total revenues	1,072.7	1,020.0	52.7	5%
GROSS PROFIT:
New vehicle	39.6	35.5	4.1	12%
Used vehicle	24.6	23.7	0.9	4%
Parts and service	81.8	76.6	5.2	7%
Finance and insurance, net	37.0	31.0	6.0	19%
Total gross profit	183.0	166.8	16.2	10%
OPERATING EXPENSES:
Selling, general and administrative	141.2	129.3	11.9	9%
Depreciation and amortization	5.8	5.2	0.6	12%
Other operating expense, net	1.7	0.2	1.5	NM
Income from operations	34.3	32.1	2.2	7%
OTHER INCOME EXPENSE:
Floor plan interest expense	(2.0)	(2.2)	(0.2)	(9)%
Other interest expense, net	(10.0)	(8.9)	1.1	12%
Swap interest expense	(1.4)	(1.7)	(0.3)	(18)%
Convertible debt discount amortization	(0.1)	(0.3)	(0.2)	(67)%
Loss on extinguishment of long-term debt	(0.4)	(1.3)	(0.9)	(69)%
Total other expense, net	(13.9)	(14.4)	0.5	3%
Income before income taxes	20.4	17.7	2.7	15%
INCOME TAX EXPENSE	7.6	6.9	0.7	10%
INCOME FROM CONTINUING OPERATIONS	12.8	10.8	2.0	19%
DISCONTINUED OPERATIONS, net of tax	(0.5)	1.7	(2.2)	(129)%
NET INCOME	$12.3	$12.5	$(0.2)	(2)%
Income from continuing operations per common share—Diluted	$0.39	$0.33	$0.06	18%
Net income per common share—Diluted	$0.38	$0.38	$—	—%

	For the Three Months Ended September 30,
	2011	2010
REVENUE MIX PERCENTAGES:
New vehicles	52.5%	55.3%
Used retail vehicles	25.7%	22.8%
Used vehicle wholesale	4.8%	5.1%
Parts and service	13.6%	13.8%
Finance and insurance, net	3.4%	3.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	21.6%	21.3%
Used retail vehicles	14.2%	14.9%
Used vehicle wholesale	(0.7)%	(0.7)%
Parts and service	44.7%	45.9%
Finance and insurance, net	20.2%	18.6%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	77.2%	77.5%
Net income decreased by $0.2 million while income from continuing operations increased by $2.0 million during the third quarter of 2011, as compared to the third quarter of 2010. The increase in income from continuing operations was primarily the result of a $16.2 million (10%) increase in gross profit, partially offset by (i) an $11.9 million (9%) increase in SG&A expenses, (ii) a $1.5 million increase in other operating expense and (iii) a $1.1 million (12%) increase in other interest expense. Net income and income from continuing operations for the third quarter of 2011 were reduced by (a) $1.1 million, net of tax, due to expenses related to executive separation benefits, (b) a $0.2 million, net of tax, loss on the repurchase of $8.8 million of our 3% Convertible Notes and (ii) $0.2 million, net of tax, due to real estate related charges.
Gross profit increased across all four of our business lines and was driven by a $6.0 million (19%) increase in F&I gross profit and a $5.2 million (7%) increase in parts and service gross profit. Our total gross profit margin increased 70 basis points to 17.1%, primarily as a result of a 70 basis point improvement in our new vehicle gross profit margin.
The $52.7 million (5%) increase in total revenue was primarily a result of a $42.0 million (15%) increase in used vehicle revenue and a $6.0 million (19%) increase in F&I revenue. The increase in used vehicle revenue consists of (i) a $33.1 million (14%) increase in same store used vehicle retail revenue and (ii) $11.9 million of used vehicle revenue derived from acquired dealerships, partially offset by a $3.0 million (6%) decrease in same store used vehicle wholesale revenue. The increase in F&I revenue consists of a $4.9 million increase in same store F&I revenue and $1.1 million of F&I revenue derived from acquired dealerships.

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$195.8	$200.7	$(4.9)	(2)%
Mid-line import	253.8	277.9	(24.1)	(9)%
Mid-line domestic	96.5	85.3	11.2	13%
Total new vehicle revenue—same store(1)	546.1	563.9	(17.8)	(3)%
New vehicle revenue—acquisitions	17.0	—
New vehicle revenue, as reported	$563.1	$563.9	$(0.8)	—%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$14.6	$15.5	$(0.9)	(6)%
Mid-line import	17.5	13.7	3.8	28%
Mid-line domestic	6.4	6.3	0.1	2%
Total new vehicle gross profit—same store(1)	38.5	35.5	3.0	8%
New vehicle gross profit—acquisitions	1.1	—
New vehicle gross profit, as reported	$39.6	$35.5	$4.1	12%

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2011	2010
New vehicle units:
New vehicle retail units—same store(1)
Luxury	4,026	4,178	(152)	(4)%
Mid-line import	9,569	11,254	(1,685)	(15)%
Mid-line domestic	2,422	2,307	115	5%
Total new vehicle retail units—same store(1)	16,017	17,739	(1,722)	(10)%
Fleet vehicles	691	412	279	68%
Total new vehicle units—same store(1)	16,708	18,151	(1,443)	(8)%
New vehicle units—acquisitions	508	—
New vehicle units—actual	17,216	18,151	(935)	(5)%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase	% Change
	2011	2010
Revenue per new vehicle sold—same store(1)	$32,685	$31,067	$1,618	5%
Gross profit per new vehicle sold—same store(1)	$2,304	$1,956	$348	18%
New vehicle gross margin—same store(1)	7.0%	6.3%	0.7%	11%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $0.8 million decrease in new vehicle revenue was primarily a result of a $17.8 million (3%) decrease in same store new vehicle revenue due to an 8% decrease in same store vehicle units sold. The decrease in same store new vehicle revenue was primarily driven by a decrease in revenue from our mid-line import brands, which decreased $24.1 million (9%) when compared to the prior year quarter. Same store unit volumes from our luxury and mid-line import brands decreased 4% and 15%, respectively, while unit volumes from our domestic brands increased 5% on a same store basis, reflecting (i) a lack of available new vehicle inventory from certain Japanese brands due to the natural disasters and related events in Japan and (ii) increased consumer demand for domestic vehicles. New vehicle SAAR increased to 12.5 million for the third quarter of 2011, as compared to 11.6 million for the third quarter of 2010.
Total new vehicle gross profit increased by $4.1 million (12%), which included $1.1 million of gross profit derived from acquisitions. Our same store gross profit per new vehicle sold increased by $348, driven by a decrease in supply of higher-volume, lower-margin vehicles due to the natural disaster and related events in Japan, which drove a 200 basis point increase in our new vehicle gross margins from our mid-line import brands when compared to the prior year quarter. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand as we expect U.S. based inventory levels from our Japanese manufacturing partners to begin to normalize by the first quarter of 2012. As discussed above, these events favorably impacted our new vehicle gross profit margins during the third quarter of 2011 and these margins may not be sustainable as vehicle production and availability increase and inventory levels normalize.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$265.4	$232.3	$33.1	14%
Used vehicle retail revenues—acquisitions	10.0	—
Total used vehicle retail revenues	275.4	232.3	43.1	19%

Used vehicle wholesale revenues—same store(1)	49.4	52.4	(3.0)	(6)%
Used vehicle wholesale revenues—acquisitions	1.9	—
Total used vehicle wholesale revenues	51.3	52.4	(1.1)	(2)%
Used vehicle revenue, as reported	$326.7	$284.7	$42.0	15%
Gross profit:
Used vehicle retail gross profit—same store(1)	$25.0	$24.9	$0.1	—%
Used vehicle retail gross profit—acquisitions	0.9	—
Total used vehicle retail gross profit	25.9	24.9	1.0	4%

Used vehicle wholesale gross profit—same store(1)	(1.3)	(1.2)	(0.1)	8%
Used vehicle wholesale gross profit—acquisitions	—	—
Total used vehicle wholesale gross profit	(1.3)	(1.2)	(0.1)	8%
Used vehicle gross profit, as reported	$24.6	$23.7	$0.9	4%
Used vehicle retail units:
Used vehicle retail units—same store(1)	13,918	12,333	1,585	13%
Used vehicle retail units—acquisitions	474	—
Used vehicle retail units—actual	14,392	12,333	2,059	17%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2011	2010
Revenue per used vehicle retailed—same store(1)	$19,069	$18,836	$233	1%
Gross profit per used vehicle retailed—same store(1)	$1,796	$2,019	$(223)	(11)%
Used vehicle retail gross margin—same store(1)	9.4%	10.7%	(1.3)%	(12)%
_________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $42.0 million (15%) increase in used vehicle revenue consists of (i) a $33.1 million (14%) increase in same store used vehicle retail revenue and (ii) $11.9 million of used vehicle revenue derived from acquired dealerships, partially offset by a $3.0 million (6%) decrease in same store used vehicle wholesale revenue. The $0.9 million (4%) increase in used vehicle gross profit was primarily a result of $0.9 million of used vehicle retail gross profit derived from acquisitions. The increase in same store used vehicle retail revenue was driven primarily by increased unit sales volumes, while our same store retail gross profit was impacted by a lower gross profit margin of 9.4%, down 130 basis points from the prior year quarter. These results reflect (i) the continued benefits of several store-level programs, including volume-driven initiatives such as our "Asbury 121" program, a goal of retailing one used vehicle for every new vehicle retailed and (ii) our decision to reduce our supply of used vehicles through the retail channel in the third quarter of 2011, which reduced our gross profit margin when compared to the prior year quarter. The Asbury 121 program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.

We believe our used vehicle inventory is well-aligned with current consumer demand, with approximately 35 days of supply in our inventory as of September 30, 2011 and December 31, 2010. In response to the recent events in Japan, we have elected, and may continue, to carry higher levels of used vehicle inventory at our Japanese import dealerships to better ensure that our stores and sales associates have inventory to offer to sell to our customers.
Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$140.4	$140.4	$—	—%
Parts and service revenues—acquisitions	5.5	—
Parts and service revenue, as reported	$145.9	$140.4	$5.5	4%

Gross profit:
Parts and service gross profit—same store(1):
Customer pay	$49.1	$47.6	$1.5	3%
Reconditioning and preparation	14.5	11.9	2.6	22%
Warranty	10.1	12.0	(1.9)	(16)%
Wholesale parts	5.0	5.1	(0.1)	(2)%
Total parts and service gross profit—same store(1)	78.7	76.6	2.1	3%
Parts and service gross profit—acquisitions	3.1	—
Parts and service gross profit, as reported	$81.8	$76.6	$5.2	7%
Parts and service gross margin—same store(1)	56.1%	54.6%	1.5%	3%
____________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $5.5 million increase in parts and service revenue was due to $5.5 million of parts and service revenue derived from acquired dealerships. The $5.2 million (7%) increase in parts and service gross profit was primarily due to a 150 basis point increase in our same store parts and service gross margin primarily as a result of increased gross profit from reconditioning and preparation of vehicles. The $2.6 million increase in reconditioning gross profit was primarily a result of the increase in our used vehicle unit sales.
We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase	% Change
	2011	2010
	(Dollar in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$35.9	$31.0	$4.9	16%
Finance and insurance, net—acquisitions	1.1	—
Finance and insurance, net as reported	$37.0	$31.0	$6.0	19%
Finance and insurance, net per vehicle sold—same store(1)	$1,172	$1,017	$155	15%
_____________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased $6.0 million (19%) during the three months ended September 30, 2011 as compared to the same period in 2010, primarily due to a 15% increase in same store F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to (i) consistent improvement in the availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores by increasing the training of our F&I personnel, including implementing a certification process and certain best practices initiatives.

Selling, General and Administrative—

	For the Three Months Ended September 30,					% of Gross Profit Increase (Decrease)
	2011	% of Gross Profit	2010	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$62.5	35.4%	$59.5	35.7%	$3.0	(0.3)%
Sales compensation	18.8	10.6%	17.5	10.5%	1.3	0.1%
Share-based compensation	2.0	1.1%	1.0	0.6%	1.0	0.5%
Outside services	13.6	7.7%	11.4	6.8%	2.2	0.9%
Advertising	7.3	4.1%	7.0	4.2%	0.3	(0.1)%
Rent	8.9	5.0%	10.8	6.5%	(1.9)	(1.5)%
Utilities	3.8	2.1%	4.2	2.5%	(0.4)	(0.4)%
Insurance	2.7	1.5%	2.7	1.6%	—	(0.1)%
Other	17.3	9.9%	15.2	9.1%	2.1	0.8%
Selling, general and administrative—same store(1)	136.9	77.4%	129.3	77.5%	7.6	(0.1)%
Acquisitions	4.3		—
Selling, general and administrative—actual	$141.2	77.2%	$129.3	77.5%	$11.9	(0.3)%
Gross profit—same store(1)	$176.8		$166.8
Gross profit—actual	$183.0		$166.8
________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 77.4% for the third quarter of 2011, as compared to 77.5% for the third quarter of 2010. The 10 basis point decrease was primarily a result of a 150 basis point decrease in rent expense as a result of (i) the purchase of certain previously leased properties during the first half of 2011 and (ii) a $0.9 million lease termination charge in the third quarter of 2010 associated with our former corporate headquarters in New York, NY, partially offset by a 90 basis point increase in outside service expense, primarily due to increased investment in our information technology infrastructure. We continue to be engaged in numerous store-level productivity initiatives designed to improve our profitability, including the consolidation of certain dealership accounting functions. We are also currently in the process of converting all of our dealerships to the ADP Dealer Management System, which had been implemented at approximately 74% of our dealerships as of September 30, 2011.
Other Operating Expense (Income)—
Other operating expense (income) includes gains and losses from the sale and impairment of property and equipment, income derived from lease arrangements and other non-core operating items. During the third quarter of 2011, we recognized approximately $1.6 million of other operating expense attributable to executive separation costs.
Other Interest Expense —
The $1.1 million (12%) increase in other interest expense was primarily attributable to a refinancing of our long-term debt in the fourth quarter of 2010, which included the issuance of $200.0 million of our 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes"), the proceeds of which were primarily used to repurchase all $179.4 million aggregate principal amount of our outstanding 8% Senior Subordinated Notes due 2014 (the "8% Notes").
Swap Interest Expense —
We have entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from Accumulated Other Comprehensive Income ("AOCI") to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for the third quarters of 2011 and 2010 was $1.4 million and $1.7 million, respectively.
Loss on Extinguishment of Long-Term Debt-
During the third quarter of 2011, we recognized a $0.4 million net loss on the extinguishment of long-term debt. Included in the $0.4 million net loss was a $0.1 million gain on the repurchase of $8.8 million of our 3% Convertible Notes for $8.7 million, offset by (i) a $0.4 million pro-rata write-off of the unamortized discount associated with the repurchased 3% Convertible Notes and (ii) a $0.1 million pro-rata write-off of unamortized debt issuance costs.
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
Income Tax Expense—
The $0.7 million (10%) increase in income tax expense was primarily a result of the $2.7 million (15%) increase in income before income taxes in the third quarter of 2011 as compared to the third quarter of 2010. Our effective tax rate decreased from 39.0% in the third quarter of 2010 to 37.3% in the third quarter of 2011. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2011 income before income taxes, we expect our effective income tax rate will be between 38% and 40% for all of 2011.
Discontinued Operations—
The $0.5 million, net of tax, net loss from discontinued operations during the third quarter of 2011 primarily consists of rent and other expenses of idle facilities not currently used in our operations.
The $1.7 million, net of tax, net income from discontinued operations during the third quarter of 2010 consists of (i) $2.5 million, net of tax, of income from insurance proceeds related to tornado damage to the unused real estate of one of our former dealership locations in Yazoo City, Mississippi and (ii) $0.7 million of net operating income from dealerships sold prior to, or pending sale as of, September 30, 2011, partially offset by (a) $1.3 million, net of tax, of impairment expenses related to certain property not currently used in our operations and (b) $0.2 million, net of tax, of rent acceleration on certain real estate not currently used in our operations.
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$1,701.6	$1,576.3	$125.3	8%
Used vehicle	944.9	808.8	136.1	17%
Parts and service	435.8	415.6	20.2	5%
Finance and insurance, net	104.9	85.7	19.2	22%
Total revenues	3,187.2	2,886.4	300.8	10%
GROSS PROFIT:
New vehicle	114.8	103.4	11.4	11%
Used vehicle	79.7	70.8	8.9	13%
Parts and service	241.8	224.7	17.1	8%
Finance and insurance, net	104.9	85.7	19.2	22%
Total gross profit	541.2	484.6	56.6	12%
OPERATING EXPENSES:
Selling, general and administrative	415.6	375.3	40.3	11%
Depreciation and amortization	16.9	15.8	1.1	7%
Other operating expense (income), net	15.2	(1.1)	16.3	NM
Income from operations	93.5	94.6	(1.1)	(1)%
OTHER INCOME EXPENSE:
Floor plan interest expense	(6.9)	(6.8)	0.1	1%
Other interest expense, net	(30.8)	(26.9)	3.9	14%
Swap interest expense	(4.2)	(5.0)	(0.8)	(16)%
Convertible debt discount amortization	(0.6)	(1.1)	(0.5)	(45)%
Loss on extinguishment of long-term debt	(0.4)	(1.3)	(0.9)	(69)%
Total other expense, net	(42.9)	(41.1)	1.8	4%
Income before income taxes	50.6	53.5	(2.9)	(5)%
INCOME TAX EXPENSE	19.3	20.7	(1.4)	(7)%
INCOME FROM CONTINUING OPERATIONS	31.3	32.8	(1.5)	(5)%
DISCONTINUED OPERATIONS, net of tax	15.1	(0.1)	15.2	NM
NET INCOME	$46.4	$32.7	$13.7	42%
Income from continuing operations per common share—Diluted	$0.95	$0.99	$(0.04)	(4)%
Net income per common share—Diluted	$1.41	$0.98	$0.43	44%

	For the Nine Months Ended September 30,
	2011	2010
REVENUE MIX PERCENTAGES:
New vehicles	53.4%	54.6%
Used retail vehicles	24.8%	22.7%
Used vehicle wholesale	4.8%	5.3%
Parts and service	13.7%	14.4%
Finance and insurance, net	3.3%	3.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	21.2%	21.3%
Used retail vehicles	14.8%	14.7%
Used vehicle wholesale	(0.1)%	(0.1)%
Parts and service	44.7%	46.4%
Finance and insurance, net	19.4%	17.7%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	76.8%	77.4%
Net income increased by $13.7 million while income from continuing operations decreased by $1.5 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decrease in income from continuing operations was primarily a result of (i) a $40.3 million (11%) increase in SG&A expenses, (ii) a $16.3 million increase in other operating expense and (iii) a $3.9 million (14%) increase in other interest expense, partially offset by a $56.6 million (12%) increase in gross profit. The increase in net income was primarily the result of the sale of our heavy truck business, which resulted in a $15.8 million net-of-tax gain, which is included in discontinued operations, net. Net income and income from continuing operations for the nine months ended September 30, 2011 were reduced by (i) $5.5 million, net of tax, due to legal claims related to operations from 2000 to 2006, (ii) $4.2 million, net of tax, due to expenses related to executive separation benefits and (iii) $1.1 million, net of tax, due to real estate related charges.
Gross profit increased across all four of our business lines and was driven by a $19.2 million (22%) increase in F&I gross profit and a $17.1 million (8%) increase in parts and service gross profit. Our total gross profit margin increased 20 basis points to 17.0%, primarily as a result of a mix shift to our higher margin parts and service and F&I businesses.
The $300.8 million (10%) increase in total revenue was primarily a result of a $125.3 million (8%) increase in new vehicle revenue and a $136.1 million (17%) increase in used vehicle revenue. The increase in new vehicle revenue includes a $72.9 million (5%) increase in same store new vehicle revenue and $52.4 million in new vehicle revenue from acquired dealerships. The increase in used vehicle revenue includes (i) a $107.7 million (16%) increase in same store used vehicle retail revenue and (ii) $32.8 million of used vehicle revenue derived from acquired dealerships.

New Vehicle—

	For the Nine Months Ended September 30,		Increase	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$591.7	$567.7	$24.0	4%
Mid-line import	797.1	777.6	19.5	3%
Mid-line domestic	260.4	231.0	29.4	13%
Total new vehicle revenue—same store(1)	1,649.2	1,576.3	72.9	5%
New vehicle revenue—acquisitions	52.4	—
New vehicle revenue, as reported	$1,701.6	$1,576.3	$125.3	8%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$44.0	$43.3	$0.7	2%
Mid-line import	50.0	43.4	6.6	15%
Mid-line domestic	17.5	16.7	0.8	5%
Total new vehicle gross profit—same store(1)	111.5	103.4	8.1	8%
New vehicle gross profit—acquisitions	3.3	—
New vehicle gross profit, as reported	$114.8	$103.4	$11.4	11%

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2011	2010
New vehicle units:
New vehicle retail units—same store(1)
Luxury	12,300	11,864	436	4%
Mid-line import	30,837	31,246	(409)	(1)%
Mid-line domestic	6,688	6,150	538	9%
Total new vehicle retail units—same store(1)	49,825	49,260	565	1%
Fleet vehicles	1,963	1,521	442	29%
Total new vehicle units—same store(1)	51,788	50,781	1,007	2%
New vehicle units—acquisitions	1,593	—
New vehicle units—actual	53,381	50,781	2,600	5%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase	% Change
	2011	2010
Revenue per new vehicle sold—same store(1)	$31,845	$31,041	$804	3%
Gross profit per new vehicle sold—same store(1)	$2,153	$2,036	$117	6%
New vehicle gross margin—same store(1)	6.8%	6.6%	0.2%	3%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $125.3 million (8%) increase in new vehicle revenue was primarily a result of a $72.9 million (5%) increase in same store new vehicle revenue due to a 2% increase in same store new vehicle unit sales and a 3% increase in revenue per new vehicle sold. Our total new vehicle revenue also benefited from $52.4 million of revenue derived from acquisitions. Same store unit volumes from our mid-line import brands decreased 1%, while unit volumes from our domestic brands increased 9% on a same store basis, reflecting (i) reduced availability of new vehicle inventory from certain Japanese brands due to the natural disasters and related events in Japan and (ii) increased consumer demand for domestic vehicles. New vehicle SAAR increased to 12.6 million for the first nine months of 2011, as compared to 11.3 million for the first nine months of 2010.
Total new vehicle gross profit increased by $11.4 million (11%), which included $3.3 million of gross profit derived from acquisitions. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand as we expect U.S. based inventory levels from our Japanese manufacturing partners to begin to normalize in the fourth quarter of 2011.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$764.7	$657.0	$107.7	16%
Used vehicle retail revenues—acquisitions	28.8	—
Total used vehicle retail revenues	793.5	657.0	136.5	21%

Used vehicle wholesale revenues—same store(1)	147.4	151.8	(4.4)	(3)%
Used vehicle wholesale revenues—acquisitions	4.0	—
Total used vehicle wholesale revenues	151.4	151.8	(0.4)	—%
Used vehicle revenue, as reported	$944.9	$808.8	$136.1	17%
Gross profit:
Used vehicle retail gross profit—same store(1)	$77.4	$71.5	$5.9	8%
Used vehicle retail gross profit—acquisitions	2.8	—
Total used vehicle retail gross profit	80.2	71.5	8.7	12%

Used vehicle wholesale gross profit—same store(1)	(0.5)	(0.7)	0.2	(29)%
Used vehicle wholesale gross profit—acquisitions	—	—
Total used vehicle wholesale gross profit	(0.5)	(0.7)	0.2	(29)%
Used vehicle gross profit, as reported	$79.7	$70.8	$8.9	13%
Used vehicle retail units:
Used vehicle retail units—same store(1)	40,483	34,664	5,819	17%
Used vehicle retail units—acquisitions	1,420	—
Used vehicle retail units—actual	41,903	34,664	7,239	21%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Decrease	% Change
	2011	2010
Revenue per used vehicle retailed—same store(1)	$18,889	$18,953	$(64)	—%
Gross profit per used vehicle retailed—same store(1)	$1,912	$2,063	$(151)	(7)%
Used vehicle retail gross margin—same store(1)	10.1%	10.9%	(0.8)%	(7)%
_________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $136.1 million (17%) increase in used vehicle revenue includes (i) a $107.7 million (16%) increase in same store used vehicle retail revenue and (ii) $32.8 million of used vehicle revenue derived from acquired dealerships. The $8.9 million (13%) increase in used vehicle gross profit was primarily a result of a $5.9 million (8%) increase in same store used vehicle retail gross profit. The increase in used vehicle retail revenue and gross profit was driven primarily by increased unit sales volumes, partially offset by a lower gross profit margin of 10.1%, down 80 basis points from the prior year. These results reflect the continued benefits of several store-level programs, including volume-driven initiatives such as our "Asbury 121" program, a goal of retailing one used vehicle for every new vehicle retailed. This initiative is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.

Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$419.4	$415.6	$3.8	1%
Parts and service revenues—acquisitions	16.4	—
Parts and service revenue, as reported	$435.8	$415.6	$20.2	5%

Gross profit:
Parts and service gross profit—same store(1):
Customer pay	$143.6	$141.6	$2.0	1%
Reconditioning and preparation	41.2	33.0	8.2	25%
Warranty	32.8	34.6	(1.8)	(5)%
Wholesale parts	15.0	15.5	(0.5)	(3)%
Total parts and service gross profit—same store(1)	232.6	224.7	7.9	4%
Parts and service gross profit—acquisitions	9.2	—
Parts and service gross profit, as reported	$241.8	$224.7	$17.1	8%
Parts and service gross margin—same store(1)	55.5%	54.1%	1.4%	3%
____________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $20.2 million (5%) increase in parts and service revenue was primarily due to $16.4 million of parts and service revenue derived from acquired dealerships. The $17.1 million (8%) increase in parts and service gross profit was primarily due to a 140 basis point increase in our same store parts and service gross margin primarily as a result of increased gross profit from reconditioning and preparation of used vehicles. The $8.2 million increase in reconditioning gross profit was a result of the increase in our used vehicle unit sales.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase	% Change
	2011	2010
	(Dollar in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$102.0	$85.7	$16.3	19%
Finance and insurance, net—acquisitions	2.9	—
Finance and insurance, net as reported	$104.9	$85.7	$19.2	22%
Finance and insurance, net per vehicle sold—same store(1)	$1,105	$1,003	$102	10%
_____________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased $19.2 million (22%) during the nine months ended September 30, 2011 as compared to the same period in 2010, due to (i) an 8% increase in same store retail unit sales and (ii) a 10% increase in same store F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to (i) consistent improvement in the availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores by increasing the training of our F&I personnel, including implementing a certification process and certain best practices initiatives.

Selling, General and Administrative—

	For the Nine Months Ended September 30,					% of Gross Profit Increase (Decrease)
	2011	% of Gross Profit	2010	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$184.9	35.4%	$175.5	36.2%	$9.4	(0.8)%
Sales compensation	54.8	10.5%	48.4	10.0%	6.4	0.5%
Share-based compensation	5.0	1.0%	4.1	0.8%	0.9	0.2%
Outside services	40.7	7.8%	34.4	7.1%	6.3	0.7%
Advertising	19.2	3.7%	19.1	3.9%	0.1	(0.2)%
Rent	28.3	5.4%	31.5	6.5%	(3.2)	(1.1)%
Utilities	11.3	2.2%	11.6	2.4%	(0.3)	(0.2)%
Insurance	7.8	1.5%	7.9	1.6%	(0.1)	(0.1)%
Other	51.2	9.6%	42.8	8.9%	8.4	0.7%
Selling, general and administrative—same store(1)	403.2	77.1%	375.3	77.4%	27.9	(0.3)%
Acquisitions	12.4		—
Selling, general and administrative—actual	$415.6	76.8%	$375.3	77.4%	$40.3	(0.6)%
Gross profit—same store(1)	$523.0		$484.6
Gross profit—actual	$541.2		$484.6
________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 77.1% for nine months ended September 30, 2011, as compared to 77.4% for nine months ended September 30, 2010. The 30 basis point decrease was primarily a result of (i) a 110 basis point decrease in rent expense as a result of (a) our purchase of certain previously leased real estate during the first nine months of 2011 and (b) a $0.9 million lease termination charge in the 2010 period associated with our former corporate headquarters in New York, NY, and (ii) an 80 basis point decrease in personnel costs as a result of leveraging our fixed expenses, partially offset by a 70 basis point increase in outside services expense, primarily due to increased investment in our information technology infrastructure.
Other Operating Expense (Income)—
Other operating expense (income) includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the nine months ended September 30, 2011, we recognized (i) approximately $9.0 million of expense due to legal claims related to operations from 2000 to 2006 and (ii) approximately $6.6 million of executive separation costs, which were partially offset by income related to proceeds received from the elimination of one of our franchises.
Other Interest Expense —
The $3.9 million (14% ) increase in other interest expense was primarily attributable to a refinancing of our long-term debt in the fourth quarter of 2010, which included the issuance of $200.0 million of our 8.375% Notes, the proceeds of which were primarily used to repurchase all $179.4 million aggregate principal amount of our outstanding 8% Notes.
Swap Interest Expense —
We have entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for the first nine months of 2011 and 2010 was $4.2 million and $5.0 million, respectively.
Income Tax Expense—
The $1.4 million (7%) decrease in income tax expense was primarily a result of the $2.9 million (5%) decrease in income before income taxes in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Our effective tax rate decreased from 38.7% for the 2010 period to 38.1% for the 2011 period. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2011 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2011.
Discontinued Operations—
During the first nine months of 2011, we sold (i) our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center, (ii) one franchise (one dealership location) and (iii) one additional ancillary business. The $15.1 million, net of tax, net income from discontinued operations during the first nine months of 2011 consists of a $16.6 million, net of tax, gain on the sale of the businesses discussed above, partially offset by $1.5 million, net of tax, of net operating losses of franchises and ancillary businesses pending sale as of or sold prior to September 30, 2011, including primarily rent and other expenses of idle facilities.
The $0.1 million, net of tax, net loss from discontinued operations during the first nine months of 2010 consists of $2.5 million, net of tax, of income from insurance proceeds related to tornado damage to the unused real estate of one of our former dealership locations in Yazoo City, Mississippi, offset by (i) $1.0 million, net of tax, of net operating losses of franchises pending sale as of or sold prior to September 30, 2010, including primarily rent and other expenses of idle facilities, (ii) $1.3 million, net of tax, of impairment expenses related to certain property not currently used in our operations, (iii) $0.2 million, net of tax, of rent acceleration on certain real estate not currently used in our operations and (iv) a $0.1 million, net of tax, loss on the sale of one franchise (one dealership location).
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2011, we had total available liquidity of $224.3 million, which consisted of cash and cash equivalents of $8.2 million, borrowing availability of $157.6 million under our then-existing revolving credit facility and used vehicle credit facility and $58.5 million of availability under new vehicle floor plan offset accounts with certain of our floor plan lenders, which are generally accessible within one to two days. As of September 30, 2011, the total borrowing capacity under our credit facilities was $200.0 million and was limited by a borrowing base calculation.

Credit Agreement

On October 14, 2011, we and certain of our subsidiaries entered into the Credit Agreement with Bank of America, as administrative agent, JPMorgan and Wells Fargo, as co-syndication agents, Merrill Lynch, as sole lead arranger and sole book manager, and the other lenders party thereto.
The Credit Agreement provides for a credit facility consisting of a (i) $175.0 million revolving credit facility (the “Revolving Credit Facility”) with a $50.0 million sublimit for letters of credit, (ii) $625.0 million new vehicle revolving floorplan facility (the “New Vehicle Floorplan Facility”), and (iii) $100.0 million used vehicle revolving floorplan facility (the “Used Vehicle Floorplan Facility” and, together with the Revolving Credit Facility and the New Vehicle Floorplan Facility, the “Senior Credit Facilities”), in each case subject to limitations on borrowing availability as set out in the Credit Agreement. Subject to the compliance with certain conditions, the Credit Agreement provides that we and our dealership subsidiaries that are borrowers under the Senior Credit Facilities (collectively, the “Borrowers”) have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the Revolving Credit Facility by up to $50.0 million without lender consent. The Credit Agreement also provides that the Borrowers have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the New Vehicle Floorplan Facility and the Used Vehicle Floorplan Facility by up to $225.0 million in the aggregate without lender consent and also subject to the compliance with certain conditions. The Senior Credit Facilities mature, and all amounts outstanding thereunder will be due and payable, on October 14, 2016. Based on our floor plan balances as of September 30, 2011, the terms of the New Vehicle Floorplan Facility would have provided approximately $2.0 million of annualized net Floor Plan Interest Expense savings when compared to the terms of our previous inventory financing facilities.
In connection with our entry into the Credit Agreement, we terminated our $150.0 million revolving credit facility under which Bank of America acted as administrative agent (the "BofA Revolving Credit Facility"), and our $50.0 million used vehicle floor plan facility with JPMorgan and Bank of America (the "JPMorgan Used Vehicle Floor Plan Facility"), neither of which had any material amounts outstanding thereunder as of the termination thereof. Also in connection therewith, we used borrowings under the New Vehicle Floorplan Facility to repay amounts outstanding under, and terminate, substantially all of our inventory financing (“floor plan”) facilities, other than the floor plan facilities relating to the financing of new Ford and Lincoln vehicles, and certain loaner vehicles, which remain in place. Proceeds from borrowings from time to time under the (i) Revolving Credit Facility may be used for, among other things, acquisitions, working capital and capital expenditures; (ii) New Vehicle Floorplan Facility may be used to finance the acquisition of new vehicle inventory and to refinance new vehicle inventory at acquired dealerships; and (iii) Used Vehicle Floorplan Facility may be used to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles.
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
We currently have the following material credit facilities, mortgage notes, senior subordinated notes and inventory financing facilities. For a more detailed description of the material terms of our mortgage notes and senior subordinated notes, refer to the “Long-Term Debt” footnote included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

•
Revolving credit facility - $175.0 million revolving credit facility subject to usual and customary borrowing base requirements to determine borrowing availability with Bank of America, as administrative agent, and a syndicate of commercial banks, commercial financing entities and manufacturer-affiliated entities (the “Revolving Credit Facility”) for working capital, general corporate purposes and acquisitions, plus a $50.0 million sublimit for letters of credit.

•
Inventory financing (“Floorplan”) facilities - $625.0 million new vehicle revolving floorplan facility subject to usual and customary borrowing base requirements to determine borrowing availability with Bank of America, as administrative agent, and a syndicate of commercial banks, commercial financing entities and manufacturer-affiliated entities (the “New Vehicle Floorplan Facility”), and a floorplan facility with Ford to purchase new Ford and Lincoln vehicle inventory. In addition to the facilities described above, prior to the execution of the Credit Agreement, we had accounts with certain manufacturers that allowed us to transfer cash to an account as an offset to floorplan notes payable (“floorplan offset accounts”) that reduced our outstanding new vehicle floorplan notes payable while retaining the ability to transfer amounts from the offset accounts into our operating cash accounts within one to two days. As a result of the use of floorplan offset accounts to reduce our outstanding floorplan notes payable, we experience a reduction in Floorplan Interest Expense on our Consolidated Statements of Income. As of September 30, 2011, we had $58.5 million in these floor plan offset accounts. Upon entering into the Credit Agreement, we established a similar floorplan offset account with Bank of America.

•
Used vehicle facility - $100.0 million used vehicle revolving floorplan facility subject to usual and customary borrowing base requirements to determine borrowing availability with Bank of America, N.A. as administrative agent, and a syndicate of commercial banks, commercial financing entities and manufacturer-affiliated entities (the "Used Vehicle Floorplan Facility") to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles.

•
Mortgage notes - as of September 30, 2011, we had $128.0 million of mortgage note obligations primarily payable to Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and Wachovia Financial Services, Inc., a North Carolina corporation (together referred to as “Wachovia”). These mortgage notes payable are secured by the related underlying property.

•
3% Senior Subordinated Convertible Notes due 2012 (“3% Convertible Notes”) - as of September 30, 2011, we had $20.7 million in aggregate principal amount of our 3% Convertible Notes outstanding, offset by $0.7 million of unamortized discount. We are required to pay interest on the 3% Convertible Notes on March 15 and September 15 of each year until their maturity on September 15, 2012.

•
7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - as of September 30, 2011, we had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We are required to pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•
8.375% Notes - as of September 30, 2011, we had $200.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020.

Under the terms of our current credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floorplan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $30.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness and (iv) other customary permitted indebtedness.
Subordinated Note Repurchases
Our board of directors has authorized us, from time to time, to repurchase various of our subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase subordinated notes will be dependent upon prevailing market conditions, our liquidity position, applicable limitations in any agreements to which we are a party, and other factors. In February 2011, our board of directors authorized us to use up to $30.0 million of cash to repurchase outstanding 3% Convertible Notes, 7.625% Notes or 8.375% Notes, which authorization expires February 28, 2012. This authority supersedes and replaces the previous authorization under which we had repurchased $25.2 million of 3% Convertible Notes. In July 2011, we repurchased $8.8 million of 3% Convertible Notes in private transactions, which reduced our authorization to repurchase our subordinated notes to $21.2 million as of September 30, 2011.
Covenants
We are subject to a number of covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2011.
The Credit Agreement (as described above) contains certain representations and covenants that we must comply with beginning in the fourth quarter of 2011. The representations and covenants contained in the Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio and consolidated fixed charge coverage ratio (each as defined in the Credit Agreement) and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Credit Agreement. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets.
The Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the Revolving Credit Facility or the Used Vehicle Floorplan Facility could be, or result in, an event of default under the New Vehicle Floorplan Facility, and vice versa. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the applicable facility.

Stock Repurchases
In December 2010, our board of directors authorized the repurchase of up to $25.0 million of our common stock. In July 2011, our board of directors increased the authorization to repurchase common stock, resulting in $45.0 million of remaining repurchase capacity. During the three months ended September 30, 2011, we repurchased 841,700 shares for a total of $14.4 million.
During the three months ended September 30, 2011, we also repurchased 63,268 shares of our common stock for $1.3 million from employees in connection with a net share settlement feature of employee share-based awards.
Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade"), and all floor plan notes payable relating to pre-owned vehicles (together referred to as “Floor Plan Notes Payable - Non-Trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable - Trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity in the accompanying Condensed Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. Repayments of Floor Plan Notes Payable - Trade associated with divestitures are classified as an operating activity. Repayments of Floor Plan Notes Payable - Non-Trade associated with divestitures are classified as a financing activity.
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

	For the Nine Months Ended September 30,
	2011	2010
	(In millions)
Reconciliation of Cash provided by (used in) operating activities to Cash provided by (used in) operating activities, as adjusted
Cash provided by (used in) operating activities, as reported	$70.4	$(44.0)
New vehicle floor plan repayments—non-trade, net	8.3	(3.8)
Floor plan notes payable—trade divestitures	23.0	5.9
Cash provided by (used in) operating activities, as adjusted	$101.7	$(41.9)
Operating Activities—
Net cash used in operating activities totaled $70.4 million and $44.0 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash provided by operating activities, as adjusted, totaled $101.7 million for the nine months ended September 30, 2011 while net cash used in operating activities, as adjusted, totaled $41.9 million for the nine months ended September 30, 2010. Cash provided by (used in) operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $143.6 million increase in our cash provided by operating activities, as adjusted, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily the result of the following:

•
$71.2 million related to a net decrease in inventory, net of floor plan notes payable, primarily as a result of limited availability of new inventory as a result of the natural disasters and related events in Japan;

•
$49.4 million related to the timing of collection of accounts receivable and contracts-in-transit during 2011 as compared to 2010, primarily related to the collection of accounts receivable from our heavy truck business, which was sold in the first quarter of 2011;

•	$20.5 million related to a net decrease in other current assets primarily related to a decrease in our prepaid taxes and loaner inventory; and

•	$7.9 million related to the increase in accounts payable and accrued expenses as a result of increased business activities during 2011 as compared to 2010.

The increase in our cash provided by operating activities, as adjusted, was partially offset by a $22.3 million decrease in net income adjusted for non-cash items.

Investing Activities—
Net cash provided by investing activities totaled $28.5 million and $3.9 million for the nine months ended September 30, 2011 and 2010, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate, were $16.3 million and $13.3 million for the nine months ended September 30, 2011 and 2010, respectively. Real estate related capital expenditures totaled $17.4 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively. In addition, we purchased previously leased property for $30.3 million during the nine months ended September 30, 2011. Our capital investments currently consist primarily of real estate purchases, upgrades to our existing facilities and equipment purchases. We expect that capital expenditures during 2011 will total approximately $28.0 million, excluding the purchase of real estate. As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Proceeds from the sale of assets totaled $91.9 million and $15.5 million for the nine months ended September 30, 2011 and 2010, respectively. Included in the proceeds from the sale of assets for the nine months ended September 30, 2011 and 2010 were $36.3 million and $7.0 million, respectively, associated with the sale of inventory in connection with the sale of eleven franchises (four dealership locations) and one franchise (one dealership location), respectively. We continuously monitor the profitability and market value of our dealerships and may, under certain conditions, strategically divest certain dealerships.
Financing Activities—
Net cash used in financing activities totaled $112.0 million and $35.5 million for the nine months ended September 30, 2011 and 2010, respectively.
Repayments of borrowings totaled $59.8 million and $30.8 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, we repaid $44.7 million of mortgage notes payable prior to their associated maturity, including $5.1 million associated with sale of our heavy trucks business, and repurchased $8.8 million of 3% Convertible Notes in a private transaction.
During the first nine months of 2011, we repurchased a total of 1,709,500 shares of our common stock under our authorized repurchase program for $29.1 million. During the first nine months of 2011, we also repurchased 226,214 shares of our common stock for $4.3 million from employees in connection with a net share settlement feature of employee share-based awards.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our former BofA Revolving Credit Facility and JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends was limited. In accordance with such calculations, our ability to repurchase common stock or pay dividends was limited to $50.9 million under these agreements as of September 30, 2011. As a result of our entry into the Credit Agreement, and the related termination of the BofA Revolving Credit Facility and JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase our common stock or pay dividends continues to be limited and is currently limited to $60.9 million.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 12 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $277.9 million of total variable interest rate debt (including floor plan notes payable) outstanding as of September 30, 2011, a 1% change in interest rates could result in a change of as much as $2.8 million to our annual other interest expense.
We received $13.1 million of interest credit assistance from certain automobile manufacturers during the nine months ended September 30, 2011. Interest credit assistance reduced cost of sales (including amounts classified as discontinued operations) for the nine months ended September 30, 2011 by $14.1 million and reduced new vehicle inventory by $3.1 million and $4.1 million as of September 30, 2011 and December 31, 2010, respectively. Although we can provide no assurance as to the amount of future floor plan interest credit assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.
Hedging Risk—
We have an interest rate swap agreement which had a notional principal amount of $21.3 million as of September 30, 2011. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap was reduced through July 2011, when the notional principal amount increased to $21.5 million, and then began to reduce over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
We also have an interest rate swap with a current notional principal amount of $125.0 million as of September 30, 2011. The swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in June 2013. This swap is collateralized by our assets upon which we have not otherwise granted a first priority lien. This interest rate swap qualifies for cash flow hedge accounting treatment and contains, and will contain, minor ineffectiveness.
In June 2011, one of our interest rate swap agreements matured. This swap had been designed to provide a hedge against changes in variable rate cash flows, and had qualified for cash flow hedge accounting treatment.  The maturity of this swap did not have a material impact our Condensed Consolidated Financial Statements.
For additional information about the effect of our derivative instruments on the accompanying condensed consolidated financial statements, see Note 8 “Financial Instruments and Fair Value” of the notes thereto.

Item 4. Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the principal executive officer and the principal financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2011, the Company continued its implementation of the ADP Dealer Management System, which, as of the date of this report, has been implemented at approximately 80% of our dealerships. We currently expect that this Dealer Management System implementation will be substantially complete by the end of 2011. As appropriate, the Company is modifying the documentation of its internal control processes and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company and certain of its subsidiaries are named defendants in a class action lawsuit filed in December 2002 in the Pulaski County circuit court in Arkansas. The lawsuit relates to our Arkansas dealerships' charging certain document preparation fees and receiving certain interest rate participation amounts from lenders related to customer arranged financing from November 2000 through November 2006. After various motions and judgments, in October 2008, the circuit court ruled in favor of the Company and its subsidiaries on all class action claims and found the Company and its subsidiaries had no liability. On March 11, 2010, the plaintiff appealed the circuit court's decisions.

On April 14, 2011, the Supreme Court of Arkansas ruled that the class may proceed with claims with respect to certain document preparation fees collected by the Company's subsidiaries from November 2000 to November 2006 and also reversed the circuit court's decision not to certify a subclass relating to the dealerships' interest rate participation. The Supreme Court remanded the case to the Pulaski County circuit court for further proceedings. On August 23, 2011, the circuit court granted preliminary approval to a proposed Class Action Settlement (the "Settlement") agreed to by the parties. The Settlement is contingent upon final approval by the circuit court. If, for any reason, the settlement is not approved, the Company expects that it will continue to defend the case vigorously.

Item 2(c). Issuer Purchases of Equity Securities
In December 2010, our board of directors authorized the repurchase of up to $25.0 million of our common stock. In July 2011, our board of directors increased this authorization, resulting in approximately $45.0 million of remaining repurchase capacity. During the three months ended September 30, 2011, we repurchased 841,700 shares under this authorization for a total of $14.4 million.
During the three months ended September 30, 2011, we also repurchased 63,268 shares of our common stock for $1.3 million from employees in connection with a net share settlement feature of employee share-based awards.
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our former BofA Revolving Credit Facility and JPMorgan Used Vehicle Floor Plan Facility, our ability to repurchase shares of our common stock and pay cash dividends was limited, and under the terms of the new Credit Agreement, will continue to be limited. In accordance with such limitations, our ability to repurchase common stock or pay dividends was limited to $50.9 million under the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our former BofA Revolving Credit Facility and JPMorgan Used Vehicle Floor Plan Facility, as of September 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
07/01/2011 - 07/31/2011	6,600	$18.47	6,600	$45.1
08/01/2011 - 08/31/2011	522,968	$17.64	459,700	$37.2
09/01/2011 - 09/30/2011	375,400	$17.06	375,400	$30.8
TOTAL	904,968	$17.41	841,700

_________________

(1)
Includes shares repurchased to pay the withholding taxes on equity awards granted to employees that vested during this time period. In August 2011, we repurchased 63,268 shares in conjunction with such vesting.

(2)	Represents shares of our common stock repurchased pursuant to a 10b5-1 trading plan, which expired on September 30, 2011.

Item 5. Exhibits

10.1
Transition Agreement between Elizabeth Chandler and Asbury Automotive Group, Inc., effective as of August 26, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on Augsut 26, 2011)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Credit Agreement, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc., as Borrower, certain of its Subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner &Smith Incorporated as Sole Lead Arranger and Sole Book Manager (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

99.2
Guaranty, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

99.3
Guaranty, dated as of October 14, 2011, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

99.4
Security Agreement, dated as of October 14, 2011, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

99.5
Escrow & Security Agreement, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*    Incorporated by reference

**    Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date: October 26, 2011	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	President and Chief Executive Officer

Asbury Automotive Group, Inc.

Date: October 26, 2011	By:	/s/ Scott J. Krenz
	Name:	Scott J. Krenz
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

10.1
Transition Agreement between Elizabeth Chandler and Asbury Automotive Group, Inc., effective as of August 26, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2011)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certificate of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certificate of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Credit Agreement, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc., as Borrower, certain of its Subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner &Smith Incorporated as Sole Lead Arranger and Sole Book Manager (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

99.2
Guaranty, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

99.3
Guaranty, dated as of October 14, 2011, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

99.4
Security Agreement, dated as of October 14, 2011, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

99.5
Escrow & Security Agreement, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*    Incorporated by reference

**    Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.