Form 10-K
period 2011-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2012-02-22
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
None.

a
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer	☐	Accelerated filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant’s common stock as of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was $577.7 million (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 21, 2012 was 31,600,003.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2011

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

•	the variable nature of significant components of our cost structure;

•	our ability to decrease our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers’ willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to fully leverage our dealer management system in a cost-efficient manner;

•	our acquisition and divestiture strategies;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing;

•	the growth of mid-line import and luxury brands over the long-term;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our net income as a result of the foregoing and other factors.

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

•	adverse results from litigation or other similar proceedings involving us;

•	our relationship with, and the financial stability of, our lenders and lessors;

•	our ability to execute our initiatives and other strategies;

•	high levels of competition in our industry, which may create pricing and margin pressures on our products and services;

•	our ability to renew, and enter into new, framework and dealer agreements with vehicle manufacturers whose brands we sell, on terms acceptable to us;

•	our ability to attract and to retain key personnel;

•	our ability to leverage gains from our dealership portfolio; and

•	significant disruptions in the financial markets, which may impact our ability to access capital.
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

Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our web site at http://www.asburyauto.com as soon as practical after such reports are filed with the Securities and Exchange Commission (the “Commission”). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2012 Annual Meeting of Stockholders, when filed, will also be available on our web site, and at the URL stated in such proxy statement. We also make available on our web site copies of our charter, bylaws and other materials that outline our corporate governance policies and practices, including:

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

Item 1. Business
We are one of the largest automotive retailers in the United States, operating 99 franchises (79 dealership locations) as of December 31, 2011. We offer an extensive range of automotive products and services, including:

•	new and used vehicles;

•	vehicle maintenance;

•	replacement parts and collision repair services;

•	new and used vehicle financing; and

•	aftermarket products such as insurance, warranty and service contracts.
Asbury Automotive Group, Inc. was incorporated in the State of Delaware on February 15, 2002, and our stock is listed on the New York Stock Exchange under the ticker symbol “ABG.”
General Description of Our Operations
As of December 31, 2011, we operated dealerships in 18 metropolitan markets throughout the United States. We have developed our dealership portfolio through the acquisition of large, locally-branded dealership groups operating throughout the United States. We have complemented these large dealership group acquisitions with the purchase of numerous single point dealerships and smaller dealership groups in and surrounding our then-existing market areas. Our retail network is made of up dealerships operating primarily under eight locally-branded dealership groups. The following chart gives a detailed breakdown of our markets, brand names and franchises as of December 31, 2011:

Brand Names	Date of Initial Acquisition	Markets	Franchises

Nalley Automotive Group	September 1996	Atlanta, GA	Acura, Audi, BMW, Honda, Infiniti(a), Jaguar, Lexus(a), Nissan, Toyota, Volvo

Courtesy Autogroup	September 1998	Tampa, FL	Chrysler, Dodge, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Toyota, smart, Sprinter

Coggin Automotive Group	October 1998	Jacksonville, FL	Honda(a), Nissan(a), Toyota, Chevrolet, Buick, GMC
		Orlando, FL	Ford, Honda(a), Lincoln
		Fort Pierce, FL	Acura, BMW, Honda, Mercedes-Benz

Crown Automotive Company	December 1998	Princeton, NJ	BMW, MINI
		Greensboro, NC	Acura, BMW, Chrysler, Dodge, Honda, Jeep, Nissan, Volvo
		Durham, NC	Honda
		Fayetteville, NC	Dodge, Ford
		Richmond, VA	Acura, BMW(a), MINI
		Charlottesville, VA	BMW
		Greenville, SC	Jaguar, Lexus, Nissan, Porsche, Toyota, Volvo

David McDavid Auto Group	April 1998	Dallas/Fort Worth, TX	Acura, Honda(a), Lincoln
		Houston, TX	Honda, Nissan
		Austin, TX	Acura

North Point Auto Group	February 1999	Little Rock, AR	BMW, Ford, Lincoln, Mazda, Nissan(a), Toyota, Volkswagen, Volvo

Gray-Daniels Auto Family	April 2000	Jackson, MS	Chevrolet, Ford, Lincoln, Nissan(a), Toyota

Plaza Motor Company	December 1997	St. Louis, MO	Audi, BMW, Cadillac, Fisker, Infiniti, Land Rover, Lexus, Mercedes-Benz(a), Porsche, smart, Sprinter(a)
_____________________________

(a)	This market has two of these franchises.
Our operations provide a diverse revenue base that we believe mitigates the impact of fluctuating new vehicle sales volumes and our broad geographic footprint, as well as diversification among manufacturers, decrease our exposure to regional economic downturns and manufacturer-specific risks such as warranty issues or production disruption. While new vehicle sales generate the majority of our revenue, used vehicle retail sales, parts and service and finance and insurance provide significantly higher profit margins, and therefore account for the majority of our profitability and have been historically more stable throughout economic cycles.
New Vehicle Sales
As of December 31, 2011, our dealerships represented a diverse portfolio of 30 American, European and Asian brands. Our new vehicle sales consist of the sale of new vehicles to individual retail customers (“new vehicle retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms "new vehicle retail" and "fleet" being together referred to as "new"). New vehicle revenue and new vehicle gross profit consist of revenue and gross profit from new vehicle retail and fleet sales. In 2011, we sold 71,449 new vehicles through our dealerships. We evaluate the results of our new vehicle sales based on unit volumes and gross profit per vehicle sold. Our new vehicle business represented 54% of our total revenues and 22% of our total gross profit for the year ended December 31, 2011.
Our new vehicle revenues include new vehicle sale and lease transactions arranged by our dealerships with third parties. We believe leases provide a number of benefits. As a result of fixed-period lease terms, customers who lease new vehicles have historically returned to our dealerships more frequently than customers who purchase new vehicles. In addition, because third-party lessors frequently give the leasing dealerships the first option to purchase vehicles returned by their customers at lease-end, leases typically provide us with an additional source of late-model vehicles for our used vehicle inventory. Generally, leased vehicles remain under manufacturer warranty for the term of the lease, which results in additional parts and services revenue, as authorized dealerships are typically relied upon to provide warranty repair service to the lessee throughout the lease term.
Used Vehicle Sales
We sell used vehicles at all of our dealership locations. Used vehicle sales include the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being together referred to as “used”). In 2011, we sold 55,805 used retail vehicles through our dealerships. We evaluate the results of our used vehicle sales based on unit volumes and gross profit per vehicle sold. Our used retail vehicle business, which generally has higher gross margins than our new vehicle business, accounted for approximately 25% of our total revenues and 14% of our total gross profit for the year ended December 31, 2011. Wholesale sales represented 4% of our total revenues, but did not have a material impact on our total gross profit for the year ended December 31, 2011.
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
Parts and Service
We sell replacement parts and provide vehicle maintenance and collision repair service at all of our franchised dealerships, primarily for the vehicle brands sold at those dealerships. In addition, as of December 31, 2011, we maintained 25 free-standing collision repair centers either on the premises of, or in close proximity to, our dealerships. Our parts and service business accounted for approximately 14% of our total revenues and 45% of our total gross profit for the year ended December 31, 2011. Historically, parts and service revenues have been more stable than those from vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increasing number of vehicles on the road, although the significant declines in new vehicle sales in 2008 and 2009 could lead to a decline in parts and service revenues in the near term.
The automotive parts and service industry tends to be highly fragmented, with franchised dealerships and independent repair shops competing for this business. We believe, however, that the increased use of advanced technology in vehicles is making it difficult for independent repair shops to compete effectively for our parts and service business. These independent repair shops may not be able to invest in the equipment and training necessary to perform major or technical repairs, especially as such repairs relate to luxury and mid-line imports, which comprise a significant majority of our new vehicle retail sales. We believe our parts and service business is also well-positioned to benefit from the service work potentially generated through the sale of extended service contracts to customers who purchase new and used vehicles from us, as historically these customers have tended to have their vehicles serviced at the location where they purchase extended service contracts. Additionally, vehicle manufacturers generally require manufacturer warranty work to be performed only at franchised dealerships. As a result, unlike independent service stations or independent and superstore used car dealerships with service operations, our franchised dealerships are authorized to perform work covered by manufacturer warranties on increasingly technologically complex vehicles.
Finance and Insurance
We refer to the finance and insurance portion of our business as "F&I." Through our F&I business, we arrange, and receive commissions for, third-party financing of the sale or lease of new and used vehicles to customers, as well as offer a number of aftermarket products, as described below. We also generate F&I revenues from the receipt of certain marketing fees paid to us under agreements with preferred lenders. Our F&I business generated approximately 3% of our total revenues and 19% of our total gross profit for the year ended December 31, 2011.
The following is a brief description of our significant F&I product offerings:

•	Extended service contracts – covers certain repair work after the expiration of the manufacturer warranty;

•
Guaranteed asset protection ("GAP") debt cancellation – covers the customer after a total loss for the difference between the value of the vehicle and the outstanding loan or lease obligation after insurance proceeds;

•	Prepaid maintenance – covers certain routine maintenance work, such as (i) oil changes, (ii) cleaning and adjusting of brakes, (iii) multi-point vehicle inspections and (iv) tire rotations; and

•	Credit life and disability – covers the remaining amounts due on an auto loan or a lease in the event of death or disability.
We earn sales-based commissions from third-party lenders, including manufacturer captive finance subsidiaries, on substantially all of the financing that we arrange on behalf of our customers. We may be charged back (“chargebacks”) for these commissions in the event a finance contract is canceled or repaid, typically within the first 90 days of such contract. We arranged customer financing on approximately 70% of the vehicles we sold during the year ended December 31, 2011. We do not retain any material liability for the credit risk associated with these purchase and lease transactions after the completion of the transactions.
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
We are party to a number of “preferred lender agreements.” Under the terms of these preferred lender agreements, each lender has agreed to provide a marketing fee to us above the standard commission rate for each loan that our dealerships places with that lender. Furthermore, many of the service contracts and insurance products we sell result in underwriting profits and investment income for us based on portfolio performance. The underwriting profits and investment income, if any, represent the amount of funds available to pay future claims in excess of what is actually used to pay claims on the related policies. These payments are determined by the lenders based upon an agreed-upon earnings schedule.
Recent Developments
In February 2012, our Board of Directors elected to terminate the Asbury Wealth Accumulation Plan (the "Deferred Compensation Plan"). Please refer to Note 22 ("Share-Based Compensation and Employee Benefit Plans") for a detailed description of the Deferred Compensation Plan. As a result of this decision, we reclassified $10.7 million of assets and $7.7 million of liabilities associated with the Deferred Compensation Plan from Other Long-Term Assets and Other Long-Term Liabilities, respectively, to Other Current Assets and Accounts Payable and Other Current Liabilities, respectively, on our Consolidated Balance Sheet as of December 31, 2011.
Business Strategy
Focus on Premier Brand Mix, Strategic Markets and Diversification

We classify our new vehicle retail sales into the following categories: luxury, mid-line import, and mid-line domestic. Luxury and mid-line imports together accounted for approximately 84% of our new vehicle sales for the year ended December 31, 2011. Despite a recent modest increase in sales of mid-line domestic vehicles, we continue to believe that, over the long-term, luxury and mid-line import manufacturers are well positioned to continue the market share gains they have achieved in the United States over the past few decades based on the expectation of continued broadening of their product offerings and the delivery of high quality products and services to their customers.
Our physical locations encompassed 18 different metropolitan markets at 79 locations in the following 10 states as of December 31, 2011: Arkansas, Florida, Georgia, Mississippi, Missouri, New Jersey, North Carolina, South Carolina, Texas and Virginia. We believe that our broad geographic coverage, as well as diversification among manufacturers, decreases our exposure to regional economic downturns and manufacturer-specific risks such as warranty issues or production disruption.

The following table reflects (i) the number of franchises and (ii) the percent of new vehicle revenues represented by each class of franchise as of December 31, 2011:

Class/Franchise	Number of Franchises as of December 31, 2011	% of New Vehicle Revenues for the Year Ended December 31, 2011
Luxury
BMW	9	10%
Acura	6	5
Mercedes-Benz	4	7
Infiniti	4	4
Lincoln	4	2
Lexus	4	5
Volvo	4	1
Audi	2	1
Jaguar	2	*
Porsche	2	*
Cadillac	1	1
Land Rover	1	1
Fisker	1	*
Total Luxury	44	37%
Mid-Line Import
Honda	12	20%
Nissan	11	13
Toyota	6	10
Sprinter	3	*
MINI	2	1
smart	2	*
Mazda	1	*
Volkswagen	1	1
Hyundai	1	1
Kia	1	1
Total Mid-Line Import	40	47%
Mid-Line Domestic
Ford	4	9%
Dodge	3	2
Chevrolet	2	3
Chrysler	2	*
Jeep	2	1
Buick	1	*
GMC	1	1
Total Mid-Line Domestic	15	16%
Total Franchises	99	100%
______________________________

* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2011
Maintain Disciplined Cost Structure and Emphasize Expense Control
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

For example, in order to reduce our expenses, in 2009 we completed a corporate and regional restructuring, which included the relocation of our corporate offices and the reorganization of our retail network, and also included the elimination of our regional management structure. These restructuring and reorganization activities allowed us to continue realizing cost savings through 2010 and 2011.

In order to mitigate the impact of significant fluctuations in vehicle sales, we tie management and employee compensation at various operational levels to performance through incentive-based pay systems based on various metrics. For example, a portion of management's stock-based compensation is based on overall performance criteria relative to our peer group, including, profitability growth, productivity improvement and return on invested capital measures. We also compensate our general managers, department managers and sales and other dealership personnel with incentive pay, based on metrics such as dealership profitability, departmental profitability and individual performance, as appropriate.
Flexible and Prudent Capital Allocation
Our capital allocation decisions are primarily based on our desire to maintain sufficient liquidity and a prudent capital structure. We continuously evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our credit facilities and mortgage financings, (iv) amounts in our new vehicle floor plan notes payable offset accounts and (v) the potential impact of any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions or other capital expenditures. As part of our balanced approach, we continuously evaluate capital deployment opportunities that we believe will maximize the value of our Company, including:

•	investing in our business and technology;

•	acquiring dealerships that meet our internal return threshold;

•	repurchasing shares of our common stock in the open market; and

•	reducing our leverage through the repurchase of our outstanding indebtedness and purchasing properties currently under lease.
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
Local Management of Dealership Operations
We believe that local management of dealership operations enables our retail network to provide market-specific responses to sales, customer service and inventory requirements. The general manager of each of our dealerships is responsible for the operations, personnel and financial performance of that dealership as well as other day-to-day operations. We believe our general managers’ familiarity with their respective markets enables them to effectively run day-to-day operations, market to customers and recruit new employees. The general manager of each dealership is supported, in most cases, by a new vehicle sales manager, a used vehicle sales manager, an F&I manager, and a parts and service manager. Our dealership management teams typically have many years of experience in the automotive retail industry. This management structure is complemented by support from the corporate office through centralized technology and financial oversight.

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

As part of our investment in our IT systems, in June 2010, we undertook the deployment of a common dealer management system (DMS) with the Dealer Services Group of Automatic Data Processing, Inc. as our provider. The implementation of this system was substantially complete by the end of 2011. We believe a single DMS will provide the foundation for future efficiencies and create a more efficient retail operation that will result in a better experience for our customers.
We consolidate financial, accounting and operational data received from our dealerships through customized financial products. Our IT approach enables us to integrate and aggregate information from our dealerships. Through the combination of a common DMS and our corporate financial products, management has access to the financial, accounting and operational data at various levels of the organization. In addition, we have centralized our information technology, payroll and benefits administration from which we expect continued cost synergies.
Commitment to Customer Service
We are focused on providing a high level of customer service and have designed our dealerships' services to meet the needs of an increasingly sophisticated and demanding automotive consumer. We endeavor to establish relationships that we believe will result in both repeat business and additional business through customer referrals. Furthermore, we provide our dealership managers with appropriate incentives to employ efficient selling approaches, engage in extensive follow-up to develop long-term relationships with customers and extensively train our sales staff to meet customer needs.
We continually evaluate opportunities, and implement appropriate new technologies, to improve the buying experience for our customers, and believe that our ability to share best practices across our multi-jurisdictional platform gives us an advantage over independent dealerships. For example, we recently implemented a common customer relations management tool in all of our dealerships to facilitate communications with customers before, during and after the sale. We continue to invest in technologies designed to improve our sales process and employee productivity, all with the goal of improving the customer experience.
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

Marketing
Consistent with our local management strategy, our advertising and marketing efforts are generally focused at the local market level, with the aim of building our business with a broad base of repeat, referral and new customers. Traditionally, we have spent the majority of our advertising dollars on television advertising. However, we are experiencing a continued shift toward Internet-based advertising, including lead generation. Recognizing the fact that customers are increasing their use of interactive tools to make buying decisions, we continue to invest in the development of our e-commerce strategy by:

•	focusing on online brand development;

•	performing research to better understand the online consumer and their decision to visit one site versus another; and

•	increasing marketing spend on online marketing.
In addition, radio, print, direct mail and the yellow pages make up a significant portion of our remaining advertising spend. We also use electronic mail and social media channels to assist our marketing efforts and to stay in contact with our customers.
We use common marketing materials for our brand names using professional advertising agencies. Our total advertising expense from continuing operations was $26.6 million for the year ended December 31, 2011, which equaled an average of $209 per retail vehicle sold. In addition, manufacturers’ direct advertising spending in support of their brands has historically been a significant component of the total amount spent on new car advertising in the United States.
Competition
The automotive retail and service industry is highly competitive with respect to price, service, location and selection. Our competition includes:

•	franchised automotive dealerships in our markets that sell the same or similar new and used vehicles;

•	privately negotiated sales of used vehicles;

•	other used vehicle retailers, including regional and national vehicle rental companies;

•	Internet-based used vehicle brokers that sell used vehicles to consumers;

•	service center and parts supply chain stores; and

•	independent service and repair shops.

For new vehicle sales, our dealerships compete with other franchised dealerships, primarily in their regions. We do not have any cost advantage in purchasing new vehicles from manufacturers. Instead, we rely on our advertising and merchandising, sales expertise, service reputation, strong local branding and location of our dealerships to assist in the sale of new vehicles. Our used vehicle operations compete with other franchised dealers, large used car retail consolidators, regional and national vehicle rental companies, independent used car dealers, Internet-based vehicle brokers and private parties for supply and resale of used vehicles.
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
Seasonality

The automobile industry is subject to seasonal variations in revenues. Demand for vehicles is generally lower during the first and fourth quarters of each year and, accordingly, we expect our revenues and operating results generally to be lower in the first and fourth quarters than in the second and third quarters of any year. If conditions occur during the second or third quarters that weaken automotive sales, such as severe weather in the geographic areas in which our dealerships operate, war, high fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year may be disproportionately adversely affected.
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

The allocation of new vehicles among dealerships is subject to a published formula which is derived at the discretion of the manufacturer, and generally does not guarantee the dealership exclusivity within a given territory or otherwise. Most dealer agreements impose requirements on substantially all aspects of the dealer’s operations. For example, most of our dealer agreements contain provisions and standards related to, among other things, the following:

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

•
geographic market, including but not limited to requirements to meet sales and service targets within an assigned market area, geographic limitations on where the dealership may locate or advertise, and restrictions on the export of vehicles; and

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
Certain of our dealer agreements expire after a specified period of time, ranging from one year to eight years, while other of our agreements have a perpetual term. We expect that we will be able to renew expiring agreements in the ordinary course of business. However, typical dealer agreements give the manufacturer the right to terminate or the option of non-renewal of the dealer agreement under certain circumstances, including:

•	insolvency or bankruptcy of the dealership;

•	failure to adequately operate the dealership or to maintain required capitalization levels;

•	impairment of the reputation or financial condition of the dealership;

•
change of control of the dealership without manufacturer approval (including certain material changes in the composition of our Board of Directors during a specified time period, the acquisition of 20% or more of our voting stock by another vehicle manufacturer or distributor, or the acquisition of 50% or more of our voting stock by a person, entity or group not affiliated with the vehicle manufacturer or distributor);

•	certain extraordinary corporate transactions such as a merger or sale of all or substantially all of our assets;

•	failure to complete facility upgrades required by the manufacturer or agreed to by the dealer; or

•	material breach of other provisions of a dealer agreement.
While one or more of our dealer agreements may be terminated or not renewed due to a number of circumstances, it may be possible to negotiate a waiver of termination or non-renewal with the manufacturer. Notwithstanding that, however, no assurances can be provided that upon the termination or attempted termination, or nonrenewal of any agreement, we will be able to enter into new agreements, or waivers to any agreement, on acceptable terms, in a timely manner, or at all. Our loss of any one or more of our dealer agreements, whether as a result of termination, expiration or otherwise, could have a material adverse effect on our revenues and results of operations.

Applicable state laws generally provide that an automobile manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth “good cause” and stating the grounds for termination or non-renewal. Some state laws allow dealers to file protests or petitions or allow them to attempt to comply with the manufacturer's criteria within a notice period to avoid the termination or non-renewal. Our framework agreements with certain manufacturers contain provisions that, among other things, attempt to limit the protections available to dealers under these laws and, though unsuccessful to date, manufacturers' ongoing lobbying efforts may lead to the repeal or revision of these laws. If these laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of these laws, it may also be more difficult for us to renew our dealer agreements upon expiration. Changes in laws that provide manufacturers the ability to terminate our dealer agreements could materially adversely affect our business, financial condition and results of operations. Furthermore, if a manufacturer seeks protection from creditors in bankruptcy, courts have held that the federal bankruptcy laws may supersede these laws, resulting in either the termination, non-renewal or rejection of franchises by such manufacturers, which, in turn, could materially adversely affect our business, financial condition and results of operations.
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
Employees
As of December 31, 2011, we employed approximately 6,800 people. We believe our relationship with our employees is favorable. We do not have employees that are represented by a labor union; however, certain of our facilities are located in areas of high union concentration, and such facilities are susceptible to union-organizing activity. Although we have not experienced any strikes or walkouts at our operations, because of our dependence on vehicle manufacturers, we may be affected adversely by labor strikes, work slowdowns and walkouts at vehicle manufacturers’ production facilities and transportation modes that are outside of our control.
Insurance
Because of the vehicle inventory and the nature of the automotive retail business, automobile retail dealerships generally require significant levels of insurance covering a broad variety of risks. Our insurance program includes multiple umbrella policies with a total per occurrence and aggregate limit of $102.0 million. We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims.

Item 1A. Risk Factors

In addition to the other information contained and referred to in this report, you should consider carefully the following factors when evaluating our business. Any of these risks, or the occurrence of any of the events described in these risk factors, could cause our actual future results, performance or achievements to be materially different from or could materially adversely affect our business, financial condition or results of operations. In addition, other risks or uncertainties not presently known to us or that we currently do not deem material could arise, any of which could also materially adversely affect us.

If the automotive retail environment continues to be challenging and our dealerships are unable to generate sufficient cash, our liquidity may be materially adversely affected.

For the last four years, the automotive retail industry has experienced an unprecedented challenging environment. The seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S., which was over 16.0 million from 1999 to 2007, decreased to approximately 13.2 million in 2008 and 10.4 million in 2009. Although the automotive retail industry has begun to experience a modest recovery with the new-vehicle SAAR reaching 11.6 million in 2010 and 12.8 million in 2011, we believe that improvement in the industry will continue to be slow, with the new vehicle SAAR expected to improve only modestly in 2012, as the long-term prospects for, and the timing of, a full recovery continue to be difficult to predict. During the initial downturn in the automotive retailing industry, our results of operations were adversely affected, and could again be adversely affected by the continuance of uncertain economic conditions, including any increased difficulty for consumers in securing vehicle financing as unemployment remains higher than recent historical averages. If consumer financing becomes more difficult to obtain, the new vehicle SAAR could be negatively impacted, which in turn could further adversely impact our results of operations, our cash flows and ultimately our liquidity.

If we are unable to generate sufficient operating cash flows, we may need to enter into certain extraordinary transactions in order to generate additional cash, which may include, but not be limited to, selling certain of our dealerships or other assets or increasing borrowings under our existing, or any future, credit facilities. There can be no assurance that, if necessary, we will be able to enter into any such transactions in a timely manner or on reasonable terms, if at all. Furthermore, in the event we were required to sell dealership assets, the sale of any material portion of such assets could have an adverse effect on our revenue and profitability.
Our dealerships’ profitability depends in large part upon customer demand for the particular vehicle lines they carry, and the availability to us of such popular vehicles.
The profitability of our dealerships depends in large part on customer demand for the vehicle lines they carry. Historically, we have generated most of our revenue through new vehicle sales. New vehicle sales also tend to lead to sales of higher-margin products and services such as finance and insurance products and parts and services.
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
If our brand mix is significantly concentrated in any one vehicle brand, and the manufacturer of such brand experiences any disruptions in its operations, develops a poor reputation or there is a decrease in customer demand for vehicles produced by such manufacturer, there could be material adverse affects on our revenues, operational results and profitability.
Although we have sought to limit our dependence on any one vehicle brand, we have focused and continue to focus our new vehicle sales operations primarily on mid-line import and luxury brands, and there can be no assurance that our brand mix is appropriate or sufficiently diverse to protect from a significant decline in the desirability of vehicles manufactured by a particular manufacturer. Our current brand mix is weighted 84% towards luxury and mid-line import brands, with the remaining 16% consisting of domestic brands. For the year ended December 31, 2011, brands representing 5% or more of our revenues from new vehicle sales were as follows:

Brand	% of Total New Vehicle Revenues
Honda	20%
Nissan	13%
Toyota	10%
BMW	10%
Ford	9%
Mercedes-Benz	7%
Lexus	5%
Acura	5%

If a manufacturer fails to produce desirable vehicles or develops a reputation for producing undesirable vehicles, and we own dealerships that sell that manufacturer’s vehicles, our revenues at those dealerships could be adversely affected as consumers shift their vehicle purchases toward more desirable brands, makes and models. Likewise, if the manufacturer experiences any disruption in its ability to produce vehicles, thus limiting the supply of vehicles to our dealerships, it could have a material adverse affect on our revenues, results of operations and profitability. If the profitability at certain of our dealerships is adversely affected, there could be a significant reduction of our cash flows, which in turn could result in impairments of such dealership's properties and/or intangible assets.
Changes or declines in consumer demand, or delays in nonessential services, due to general economic conditions, changes in preferences, or otherwise, could adversely affect our revenues and results of operations.

Our business is heavily dependent on consumer demand and preferences, and our key partners' respective abilities to adapt to changes in consumer demand and preferences. Further, retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as levels of discretionary personal income, credit availability and interest rates. In addition, in recent periods fuel prices have been unstable and have reached and remain near historically high levels. If gasoline prices remain near historical highs, or materially increase, this could cause a further reduction in automobile purchases and a further shift in buying patterns from less fuel-efficient luxury or SUV models (which typically provide higher profit margins to automotive retailers) to smaller, more fuel-efficient and economical vehicles (which typically have lower profit margins). A shift in preferences by consumers to smaller, more economic vehicles due to pricing, fuel costs or otherwise may have an adverse effect on our revenues and results of operations.

While a decline in vehicle purchases in some instances creates additional demand for parts and services due to the aging of and increased wear and tear on existing vehicles, in difficult economic conditions, people often delay nonessential service and repairs on their vehicles. Continued delays on the service and repairs of vehicles due to a continual decline in economic conditions or otherwise could have a further adverse effect on the revenues and results of operations of our parts and service business, which has traditionally produced higher profit margins for our business relative to vehicle sales. Conversely, in the recent past, we have seen the prices of used vehicles generally increase, creating an increased demand for new vehicles. A relative increase in new vehicle sales versus used vehicle sales could have an adverse effect on our results of operations as used vehicle sales have traditionally produced relatively higher profit margins for our business.
We have significant debt, and the ability to incur additional debt may limit our flexibility to manage our business. Furthermore, if we are unable to generate sufficient cash, our ability to service our debt may be materially adversely affected.
We have substantial debt service obligations. As of December 31, 2011, we had total debt of $459.0 million, excluding floor plan notes payable and the $0.4 million unamortized discount on our convertible notes on our Consolidated Balance Sheets. In addition, we and our subsidiaries have the ability to incur additional debt from time to time to finance, among other things, acquisitions, working capital and capital expenditures, and new and used vehicle inventory, as well as to refinance new and used vehicle inventory, subject in each case to the restrictions contained in the agreement governing our senior secured credit facilities, the indentures governing our senior subordinated notes, and our mortgage agreements and related mortgage guarantees, as well as certain other agreements. We will continue to have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.

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

Our ability to make payments on our indebtedness, fund our ongoing operations and invest in capital expenditures and any acquisitions will depend on our subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. Many of our subsidiaries are subject to restrictions on payments to us and our affiliates under their franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facilities. For example, most of the agreements contain minimum working capital or net worth requirements, and some manufacturers' dealer agreements specifically prohibit a distribution to us if the distribution would cause the dealership to fail to meet such manufacturer's capitalization guidelines, including net working capital. These restrictions limit our ability to utilize profits generated from one subsidiary at other subsidiaries or, in some cases, at the parent company. These factors could also render our subsidiary guarantors financially or contractually unable to make payments under their guarantees of our senior subordinated notes.

Under several of our debt, mortgage, lease and framework agreements, we are required to maintain compliance with certain financial and other covenants. Our failure to comply with certain covenants in these agreements could adversely affect our ability to access our borrowing capacity, subject us to acceleration of our outstanding debt or result in a cross default on other indebtedness, and adversely affect our ability to conduct our business.

There are operating and financial restrictions and covenants in certain of our debt and mortgage agreements, including the agreement governing our senior secured credit facilities, the indentures governing our senior subordinated notes and our mortgage agreements and related mortgage guarantees, as well as certain other agreements to which we are a party. These limit, among other things, our ability to incur certain additional debt, create certain liens or other encumbrances, and make certain payments (including dividends and repurchases of our common stock and for investments). Certain of these agreements also require us to maintain compliance with certain financial ratios.

If we are unable to comply with any applicable financial or other covenants, we may be required to seek waivers of or modifications to our covenants from our creditors, or we may need to undertake a transaction designed to generate proceeds sufficient to repay our debt. Obtaining such waivers or modifications often requires the payment to creditors of significant fees and requires significant time and attention of management. In light of continued uncertain conditions in the automotive industry and the conditions in the credit markets generally, we cannot give any assurance that we would be able to successfully take any necessary actions at times, or on terms acceptable to us.

Our failure to comply with any of these covenants in the future could constitute a default under the relevant agreement, which would, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to apply our available cash to repay these borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; and/or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition or results of operations. In many cases, a default under one of our debt or mortgage, agreements could trigger cross default provisions in one or more of our other debt or mortgages.

In addition to the financial and other covenants contained in our various debt or mortgage agreements, a number of our dealerships are located on properties that we lease. Certain of the leases governing such properties have certain covenants with which we must comply. If we fail to comply with the covenants under our leases, the respective landlords could, among other remedies, terminate the leases and seek damages that could equal the amount by which the accelerated rents under the applicable leases for the remainder of the lease terms exceed the fair market rent over the same period, or evict us from the applicable properties.

Similarly, our failure to comply with any financial or other covenants in any of our framework agreements would give the relevant manufacturer certain rights, including the right to reject proposed acquisitions, and may give it the right to repurchase its franchises from us. Events that give rise to such rights, and our inability to acquire additional dealerships or the requirement that we sell one or more of our dealerships at any time, could inhibit the growth of our business, and could have a material adverse effect on our business, financial condition and results of operations.

Manufacturers may have the right to restrict our ability to provide guaranties of our operating companies, pledges of the capital stock of our subsidiaries and liens on our assets, which could adversely impact our ability to obtain financing for our business and operations on favorable terms or at desired levels, if at all
A decline in our credit rating or a general disruption in the credit markets could negatively impact liquidity and ability to conduct our operations.

Access to funding allows us to take strategic actions for the benefit of our business. A deterioration of our credit rating, or a general disruption in the credit markets, could limit our ability to obtain credit on favorable terms, which could in turn materially adversely affect our liquidity and ability to conduct our operations.

In the recent past, global financial markets and economic conditions have been disruptive and volatile, and continue to be uncertain. These issues, along with significant write-offs in the financial services sector, the re-pricing of certain credit risks and weak economic conditions in certain industries and sectors have made it more difficult to obtain funding than in the past.

We currently maintain senior secured credit facilities with Bank of America, N.A. and a syndicate of other banks and we have hedge transactions in place with Wells Fargo Bank, N.A., Wachovia Financial Services, Inc., Goldman Sachs & Co. and Deutsche Bank AG, London Branch. If any of the financial institutions that have extended credit commitments to us or have entered into hedge or similar transactions with us are further adversely affected by the current uncertain conditions in the U.S. and international capital markets, they may become unable or unwilling to fund borrowings under their credit commitments to us or otherwise fulfill their obligations under the relevant agreements with us, which could have a material adverse effect on our liquidity and ability to conduct our operations.

Furthermore, the cost of credit generally has increased coincident with the uncertain financial markets, as many lenders and institutional investors have enacted more stringent lending standards, refused to refinance existing debt and and, in some cases, increased interest rates or reduced or even ceased to provide funding to borrowers. Our inability to access necessary or desirable funding, or to enter into certain related transactions, at times and at costs deemed appropriate by us, could have a negative impact on our liquidity and ability to conduct our operations.
Our capital costs and our results of operations may be materially and adversely affected by changes in interest rates.
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory and have the availability to borrow funds for working capital using senior secured credit facilities under which we are charged interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our debt composition as of December 31, 2011, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by as much as $5.1 million. When considered in connection with reduced expected sales as and if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
Adverse conditions affecting the manufacturers of the vehicles that we sell may negatively impact our revenues and profitability.
Our ability to successfully market vehicles to the public depends to a great extent on aspects of manufacturers’ operations.

Vehicle manufacturers have been, and continue to be, adversely affected by the recent U.S. and international economic climate. In addition to challenges created by economic conditions, we remain vulnerable to other matters impacting the manufacturers. For example, the earthquake and related events that occurred in Japan in March 2011 negatively impacted certain manufacturers' ability to provide vehicles and related parts which, in turn, negatively impacted our operations. Other factors that could negatively impact include:

•	financial condition;

•	marketing efforts;

•	reputation for quality;

•	manufacturer and other product defects, including recalls;

•	management;

•	disruptions in the production and delivery of vehicles and parts due to natural disasters or other reasons that are outside of our control; and

•	labor relations.
Adverse conditions that materially affect a vehicle manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles could in turn materially adversely affect our ability to (i) sell vehicles produced by that manufacturer, (ii) obtain or finance our desired new vehicle inventories, (iii) access or benefit from manufacturer financial assistance programs, (iv) collect in full or on a timely basis any amounts due therefrom, and/or (v) obtain other goods and services provided by the impacted manufacturer. Our business, results of operations, financial condition, cash flows, and prospects could be materially adversely affected as a result of any event that has an adverse effect on any vehicle manufacturers or distributors.
In addition, if a vehicle manufacturer seeks protection from creditors in bankruptcy, among other things, (i) the manufacturer could seek to terminate or reject all or certain of our franchises, (ii) if the manufacturer is successful in terminating all or certain of our franchises, we may not receive adequate compensation for those franchises, (iii) our cost to obtain financing for our new vehicle inventory may increase or no longer be available from such manufacturer’s captive finance subsidiary, (iv) consumer demand for such manufacturer’s products could be materially adversely affected, especially if costs related to improving such manufacturer’s poor financial condition are imputed to the price of its products, (v) there may be a significant disruption in the availability of consumer credit to purchase or lease vehicles or negative changes in the terms of such financing, which may negatively impact our sales, or (vi) there may be a reduction in the value of receivables and inventory associated with that manufacturer. The occurrence of any one or more of these events could have a material adverse effect on our business and results of operations.
If vehicle manufacturers reduce or discontinue sales incentive, warranty or other promotional programs, our results of operations, cash flows and financial condition may be adversely affected.
Our dealerships benefit from certain sales incentive, warranty and other promotional programs of vehicle manufacturers that are intended to promote and support their respective new vehicle sales. Key incentive programs include:

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
Our vehicle sales, results of operations and financial condition have been and may continue to be adversely affected by depressed levels of available consumer financing.

The majority of vehicle purchases are financed. During and as a result of the recent global economic downturn, consumers experienced a decline in the availability of credit. In addition, manufacturers decreased the availability of leases or, in some instances, terminated leasing programs altogether. The reduced availability of credit to consumers contributed to the recent decline in our vehicle sales. Continued reductions or increased costs of credit could result in a further decline in our vehicle sales, which could have a material adverse effect on our results of operations and financial condition.

Sub-prime lenders have historically provided financing to those buyers who, for various reasons, do not have access to traditional financing, including those buyers who have a poor credit history or lack the down payment necessary to purchase a vehicle. With the downturn of the economy, sub-prime lenders have become more stringent with their credit standards, which has made it more difficult for consumers needing sub-prime financing to obtain credit. If this trend continues, the ability of these consumers to purchase vehicles could remain limited, resulting in a decline in our vehicle sales, which, in turn, could have a material adverse effect on results of operations and financial condition.
Our business may be adversely affected by unfavorable conditions in one or more of our local markets, even if those conditions are not prominent nationally.
Our overall corporate results are also subject to local economic, competitive and other conditions prevailing in the various geographic markets in which we operate. Our dealerships currently are located in the Atlanta, Austin, Charlottesville, Dallas-Fort Worth, Durham, Fayetteville, Fort Pierce, Greensboro, Greenville, Houston, Jackson, Jacksonville, Little Rock, Orlando, Princeton, Richmond, St. Louis and Tampa markets. If economic conditions remain uncertain, we experience a decline in value of our local brands for any reason, consumer spending remains low or competition for services offered by automotive retailers remains significant in any of these markets, or any of these factors becomes exacerbated, our business could be adversely affected.
If we fail to obtain renewals of one or more of our dealer agreements on acceptable terms, if certain of our franchises are terminated, if certain manufacturers’ rights under their agreements with us are triggered, or if the geographic areas of any of our franchises are altered, our business, financial condition and results of operations may be adversely affected.
Each of our dealerships operates under the terms of a dealer agreement with the manufacturer (or manufacturer-authorized distributor) of each new vehicle brand it carries and/or is authorized to service, and we operate under additional framework agreements with some vehicle manufacturers, which contain additional requirements that govern the particular vehicle manufacturer’s franchises. Our dealerships may obtain new vehicles from manufacturers, service vehicles, sell new vehicles and display vehicle manufacturers’ trademarks only to the extent permitted under these agreements. As a result of the terms of our dealer, framework and related agreements and our dependence on the rights granted by the manufacturers, the manufacturers have the right to exercise a great deal of control over our day-to-day operations, and the terms of these agreements govern key aspects of our operations, acquisition strategy and capital spending.
Our dealer agreements may be terminated or not renewed by manufacturers for a number of reasons, and many of the manufacturers have the right to direct us to divest our dealerships if there is a default under the franchise agreement, an unapproved change of control (including certain material changes in the composition of our Board of Directors during a specified time period, the acquisition of 20% or more of our voting stock by another vehicle manufacturer or distributor, or the acquisition of 50% or more of our voting stock by a person, entity or group not affiliated with the vehicle manufacturer or distributor), or certain other unapproved events (including certain extraordinary corporate transactions such as a merger or sale of all or substantially all of our assets).
Our dealer agreements are scheduled to expire at various times. Although we expect that these agreements will be renewed in the ordinary course of business, there can be no assurances that we will be able to renew these agreements on a timely basis or on acceptable terms or at all. Most of our dealer agreements also provide the manufacturer with a right of first refusal to purchase any of the manufacturer’s franchises we seek to sell. Our business, financial condition and results of operations may be materially and adversely affected to the extent that our rights become compromised or our operations are restricted due to the terms of our dealer or framework agreements or if we lose franchises representing a significant percentage of our revenues.
Our dealer agreements do not give us the exclusive right to a given geographic area. Manufacturers can establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our markets could have a material adverse effect on the business, financial condition and results of operations of our dealerships in the market in which the franchise action is taken.
Our failure to meet consumer satisfaction, financial or sales performance or facilities requirements specified by manufacturers may adversely affect our ability to acquire new dealerships and our profitability.
Many manufacturers attempt to measure customers’ satisfaction with their experience in our sales and service departments through rating systems that are generally known in the automotive retailing industry as consumer satisfaction indices (“CSI”).

The use of CSI ratings by manufacturers is in addition to their contractual rights to monitor the financial and sales performance of our dealerships. At the time we acquire a dealership or enter into a new dealer or framework agreement, manufacturers will often establish sales or performance criteria for that dealership. In accordance with the terms of these agreements, these criteria have been modified by various manufacturers in the past, and we cannot assure you that they will not be further modified or replaced by different criteria in the future. Some of our dealerships have had difficulty meeting these criteria in the past. We cannot assure you that any of our dealerships will be able to comply with these criteria in the future.

Also, manufacturers often impose facilities requirements on our dealerships. Among other things, manufacturers may require us to move or renovate our dealerships to meet certain image standards. Image standards have been modified by manufacturers in the past, and we cannot assure you that the standards will not be further modified or replaced by different criteria in the future. These commitments could require significant capital expenditures, which could have an adverse affect on our profitability.
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
We are generally required to obtain manufacturer consent before we can acquire dealerships selling a manufacturer’s automobiles. In addition, many of our dealer and framework agreements require that we meet certain CSI rating and sales performance criteria as a condition to additional dealership acquisitions. We cannot assure you that we will be able to meet these performance criteria at any applicable time or that manufacturers will consent to future acquisitions, which may prevent us from being able to take advantage of strategic opportunities, and may limit our ability to expand our business. The process of applying for and obtaining a manufacturer's consents can take a significant amount of time. Delays in consummating acquisitions caused by this process may negatively affect our ability to acquire dealerships that we believe will produce acquisition synergies and integrate well into our overall strategy. In addition, manufacturers typically establish minimum capital requirements for each of their dealerships on a case-by-case basis. As a condition to granting consent to a proposed acquisition, a manufacturer may require us to remodel or upgrade our facilities and capitalize the subject dealership at levels we would not otherwise choose to fund, causing us to divert our financial resources away from uses that management believes may be of higher long-term value to us. Furthermore, the exercise by a manufacturers of its right of first refusal to acquire a dealership may prevent us from acquiring dealerships that we otherwise would acquire which could have an adverse effect on our ability to grow through acquisitions, and therefore adversely impact our business, financial condition and results of operations.
Likewise, from time to time, we may determine that it is in our best interest to divest one or more of our dealerships. Parties that are interested in acquiring any dealership may also be required to obtain the consent of the manufacturer. The refusal by the manufacturer to approve a potential buyer may delay the sale of that dealership, and would require us to find another potential buyer or wait until the buyer is able to meet the requirements of the manufacturer. A delay in the sale of a dealership could have a negative impact on our business, financial condition or results of operations.
Additionally, many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may own. Certain manufacturers place limits on the number of franchises or share of total brand vehicle sales that may be maintained by an affiliated dealership group on a national, regional or local basis, as well as limits on store ownership in contiguous markets. If we reach any of these limits, we may be prevented from making further acquisitions, which could adversely affect our future growth.
If state laws that protect automotive retailers are repealed, weakened or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements.
Applicable state laws generally provide that an automobile manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth “good cause” and stating the grounds for termination or non-renewal. Some state laws allow dealers to file protests or petitions or allow them to attempt to comply with the manufacturer’s criteria within a notice period to avoid the termination or non-renewal. Our framework agreements with certain manufacturers contain provisions that, among other things, attempt to limit the protections available to dealers under these laws, and, though unsuccessful to date, manufacturers' ongoing lobbying efforts may lead to the repeal or revision of these laws. If these laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of these state laws, it may also be more difficult for us to renew our dealer agreements upon expiration. Changes in laws that provide manufacturers the ability to terminate our dealer agreements could materially adversely affect our business, financial condition and results of operations. Furthermore, if a manufacturer seeks protection from creditors in bankruptcy, courts have held that the federal bankruptcy laws may supersede the state laws that protect automotive retailers resulting in either the termination, non-renewal or rejection of franchises by such manufacturers, which, in turn, could materially adversely affect our business, financial condition and results of operations.
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
Our business is seasonal, and events occurring during seasons in which revenues are typically higher may disproportionately affect our results of operations and financial condition.
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
A portion of our business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages, natural or manmade disasters, and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. Relative weakness of the U.S. dollar against foreign currencies in the future may result in an increase in costs to us and in the retail price of such vehicles or parts, which could discourage consumers from purchasing such vehicles and adversely impact our profitability.
If we are unable to acquire and successfully integrate additional dealerships, we may be unable to realize desired results and be required to divert resources from comparatively more profitable operations.
We believe that the automotive retailing industry is a mature industry whose sales are significantly impacted by the prevailing economic climate, both nationally and in local markets. Accordingly, we believe that our future growth depends in part on our ability to manage expansion, control costs in our operations and acquire and effectively and efficiently integrate acquired dealerships into our organization. When seeking to acquire and acquiring other dealerships, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

•	failing to obtain manufacturers’ consents to acquisitions of additional franchises;

•	incurring significant transaction related costs for both completed and failed acquisitions;

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to integrate the operations and personnel of the acquired dealerships and impairing relationships with employees;

•	incorrectly valuing entities to be acquired or incurring undisclosed liabilities at acquired dealerships;

•	disrupting our ongoing business and diverting our management resources to newly acquired dealerships;

•	failing to achieve predicted performance levels; and

•	impairing relationships with manufacturers and customers as a result of changes in management.
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
We believe that the U.S. automotive retailing market is fragmented and offers many potential acquisition candidates. However, we often compete with several other national, regional and local dealership groups, and other strategic and financial buyers, some of which may have greater financial resources, in evaluating potential acquisition candidates. Competition for attractive acquisition targets may result in fewer acquisition opportunities for us, and increased acquisition costs. We may have to forego acquisition opportunities to the extent that we cannot negotiate such acquisitions on acceptable terms.
Substantial competition in automobile sales and services may adversely affect our profitability.
The automotive retail and service industry is highly competitive with respect to price, service, location and selection. Our competition includes:

•	franchised automobile dealerships in our markets that sell the same or similar new and used vehicles;

•	privately negotiated sales of used vehicles;

•	other used vehicle retailers, including regional and national vehicle rental companies;

•	Internet-based used vehicle brokers that sell used vehicles to consumers;

•	service center and parts supply chain stores; and

•	independent service and repair shops.
We do not have any cost advantage over other retailers in purchasing new vehicles from manufacturers. We typically rely on our advertising, merchandising, sales expertise, service reputation, strong local branding and dealership location to sell new and used vehicles. Further, our dealer agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Our revenues and profitability may be materially and adversely affected if competing dealerships expand their market share or additional franchises are awarded in our markets.
Property loss or other uninsured liabilities at some of our dealerships could impact our financial condition and results of operations.
The automotive retail business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations, including vehicles and parts. We have historically experienced business interruptions from time to time at several of our dealerships due to adverse weather conditions or other extraordinary events, such as hurricanes in Florida and tornadoes and hail storms in Texas and Mississippi. Concentration of property at dealership locations also makes the automotive retail business particularly vulnerable to theft, fraud and misappropriation of assets. Illegal or unethical conduct by employees, customers, vendors and unaffiliated third parties can result in loss of assets, disrupt operations, impact brand reputation, jeopardize manufacturer and other relationships, result in the imposition of fines or penalties, and subject us to governmental investigations or lawsuits.
Other potential liabilities arising out of our operations may involve claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements. To the extent we experience future events such as these, or others, our financial condition and results of operations may be materially adversely impacted.

While we maintain insurance to protect against a number of losses, this insurance coverage often contains significant deductibles which we must pay prior to obtaining insurance coverage. In addition, we choose to “self-insure” for a portion of our potential liabilities, meaning we do not carry insurance from a third party for such liabilities, and are wholly responsible for any related losses. Furthermore, the laws of some states prohibit insurance against certain types of liabilities, and so we self-insure for those liabilities as well.
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
Business interruptions at any of our dealerships due to a failure of any of our management information systems, could have a material adverse effect on our business, results of operations, financial condition and cash flow.
We rely on management information systems at our dealerships which are licensed from third parties and are used in all aspects of our sales and service efforts, as well as in the preparation of our consolidated financial and operating data. In 2010, we began the conversion of our dealer management systems to a common dealer management system (“DMS”) provided by ADP. As of December 31, 2011, approximately 93% of our dealerships had been successfully converted to the ADP DMS, and we completed the remaining conversions of our dealerships in January 2012. Our business could be significantly disrupted if (i) the ADP DMS fails to integrate with other third party management information systems, customer relations management tools or other software, or to the extent any of these systems become unavailable to us for an extended period of time for any reason, or (ii) if our relationship deteriorates with ADP or any of our other third-party providers. Any such significant disruption in our business could materially adversely affect our business, results of operations, financial condition and cash flow.
Government regulations and environmental regulation compliance costs may adversely affect our business.
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
Furthermore, the enactment of new laws and regulations that materially impair or restrict our sales, finance and insurance, or other operations could have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects. For example, in recent years, private plaintiffs and state attorneys general in the United States have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. These activities have led many lenders to limit the amounts that may be charged to customers as fee income for these activities. If these or similar activities were to significantly restrict our ability to generate revenue from arranging financing for our customers, we could be adversely affected. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau, which has broad regulatory powers. Although automotive dealers are generally excluded from coverage within this agency, the Dodd-Frank Act and future regulatory actions by this bureau could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions.
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
Rising healthcare costs and interest in universal healthcare coverage in the United States have resulted in government and private sector initiatives proposing significant healthcare reforms. The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, is expected to increase our annual employee health care costs , with the most significant increases commencing in 2014. We cannot predict the extent of the effect of this statute, or any future state or federal healthcare legislation or regulation, will have on us. However, an expansion in government’s role in the U.S. healthcare industry could result in significant long-term costs to us, which could in turn adversely affect our future profitability and financial condition.

A data security breach with regard to personally identifiable information about our customers or employees could negatively affect operations and result in high costs.

In the ordinary course of business, we and our partners receive personally identifiable information (“PII”) about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. Numerous state and federal regulations, as well as payment card industry and other vendor standards, govern the collection and maintenance of PII from consumers and other individuals. Although many companies across many industries are affected by malicious efforts to obtain access to PII, news reports suggest that the automotive dealership industry is a particular target of identity thieves. Moreover, there are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. Despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information.
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
Failure of a manufacturer to develop passenger vehicles and light trucks that meet CAFE standards could subject the manufacturer to substantial penalties, increase the cost of vehicles sold to us, and adversely affect our ability to market and sell vehicles to meet consumer needs and desires. Furthermore, Congress may continue to increase CAFE standards in the future and such additional legislation may have a further adverse impact on vehicle manufacturers and our business.

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles we sell.

On December 15, 2009, the U.S. Environmental Protection Agency (“EPA”) published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including facilities that emit more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2011 for emissions occurring in 2010. At the state level, more than one-third of the states, either individually or through multi−state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our facilities, equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. In addition, similar regulations imposed on the owners of the vehicles that we sell could adversely affect demand for certain vehicles.
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
We depend on our executive officers as well as other key personnel. Although our CEO and COO have entered into agreements relating to their employment with us, most of our key personnel are not bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Further, we do not maintain “key man” life insurance policies on any of our executive officers or key personnel. If we are unable to retain our key personnel, we may be unable to successfully develop and implement our business plans, which may have an adverse effect on our business.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our corporate headquarters, which are located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia. In addition, as of December 31, 2011, our operations encompassed 79 dealership locations throughout 10 states. As of December 31, 2011, we leased 35 of these locations and owned the remaining locations. We have one location in Mississippi and one location in Missouri where we lease the underlying land but own the building facilities on that land. These locations are included in the leased column of the table below. In addition, we operate 25 collision repair centers. We lease 13 of these collision repair centers and own the remaining repair center locations.

Dealership Group	Dealerships			Collision Repair Centers
	Owned	Leased		Owned	Leased
Coggin Automotive Group	10	4	(a)	5	2
Courtesy Autogroup	4	5		—	2
Crown Automotive Company	12	7		2	1
David McDavid Auto Group	5	2		2	3
Gray-Daniels Auto Family	1	5		—	1
Nalley Automotive Group	4	8		2	2
Northpoint Auto Group	4	2		1	1
Plaza Motor Company	4	2		—	1
Total	44	35		12	13
________________________________________

(a)	Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

Item 3. Legal Proceedings

From time to time, we and our dealerships may become involved in various claims relating to, and arising out of our business and our operations. These claims may involve, but are not limited to, financial and other audits by vehicle manufacturers, lenders and certain federal, state and local government authorities, which relate primarily to (a) incentive and warranty payments received from vehicle manufacturers, or allegations of violations of manufacturer agreements or policies, (b) compliance with lender rules and covenants and (c) payments made to government authorities relating to federal, state and local taxes, as well as compliance with other government regulations. Claims may also arise through litigation, government proceedings and other dispute resolution processes. Such claims, including class actions, can relate to, but are not limited to, the practice of charging administrative fees, employment-related matters, truth-in-lending practices, contractual disputes, actions brought by governmental authorities and other matters. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

As previously disclosed, the Company and certain of its subsidiaries were named as defendants in a class action lawsuit filed in December 2002 in the Pulaski County Circuit Court in Arkansas. The complaint related to our Arkansas dealerships' charging certain document preparation fees and receiving certain interest rate participation amounts from lenders related to customer arranged financing from November 2000 through November 2006. On November 7, 2011, the circuit court approved a class action settlement previously agreed to by the parties. In connection therewith, the Company made a payment of approximately $5.4 million in the fourth quarter of 2011.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “ABG”. Quarterly information concerning our high and low closing sales price per share of our common stock as reported by the NYSE is as follows:

	High	Low

Fiscal Year Ended December 31, 2010
First Quarter	$14.24	$10.91
Second Quarter	16.79	10.54
Third Quarter	14.42	9.82
Fourth Quarter	18.80	13.73
Fiscal Year Ended December 31, 2011
First Quarter	$19.98	$17.04
Second Quarter	18.96	15.04
Third Quarter	21.66	16.18
Fourth Quarter	21.56	15.52
We did not pay any dividends during any of these periods. On February 21, 2012, the last reported sale price of our common stock on the NYSE was $25.12 per share, and there were approximately 82 record holders of our common stock.
In December 2010, our board of directors authorized the repurchase of up to $25.0 million of our common stock. In July 2011, our board of directors increased the authorization to repurchase common stock, resulting in $45.0 million of remaining repurchase capacity. During the year ended December 31, 2011, we repurchased 2.6 million shares of our common stock for $44.8 million.
Pursuant to the indentures governing our senior subordinated notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $45.6 million under these agreements as of December 31, 2011, with an additional $10.0 million available to repurchase common stock only.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
10/01/2011 - 10/31/2011	180,400	$16.85	180,400	$27.8
11/01/2011 - 11/30/2011	490,100	$18.47	490,100	$18.7
12/01/2011 - 12/31/2011	186,096	$19.60	186,096	$15.1
_________________

(1)	Represents shares of our common stock repurchased pursuant to a 10b5-1 trading plan, which expired on December 31, 2011.

PERFORMANCE GRAPH
The following graph furnished by the Company shows the value as of December 31, 2011, of a $100 investment in the Company’s common stock made on December 31, 2006 (with dividends reinvested), as compared with similar investments based on (i) the value of the S & P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc., Sonic Automotive, Inc., Group 1 Automotive, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The forgoing graph is not, and shall not be deemed to be, filed as part of the Company's annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by the Company.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data for the five years ended December 31, 2011. The accompanying income (loss) statement data for the years ended December 31, 2010, 2009, 2008, and 2007 have been reclassified to reflect the status of our discontinued operations as of December 31, 2011. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto, included elsewhere in this annual report on Form 10-K.

	For the Years Ended December 31,
Income (Loss) Statement Data:	2011	2010	2009	2008	2007
	(in millions, except per share data)
Revenues:
New vehicle	$2,307.2	$2,147.2	$1,830.1	$2,325.0	$2,783.1
Used vehicle	1,250.1	1,078.2	894.8	996.1	1,245.7
Parts and service	577.9	556.5	557.2	585.7	544.5
Finance and insurance, net	141.5	115.3	89.7	125.5	138.4
Total revenues	4,276.7	3,897.2	3,371.8	4,032.3	4,711.7
Cost of sales	3,555.7	3,246.6	2,787.3	3,355.6	3,972.1
Gross profit	721.0	650.6	584.5	676.7	739.6
Selling, general and administrative expenses	549.9	502.6	467.6	548.4	568.6
Depreciation and amortization	22.7	20.9	21.9	20.8	18.1
Impairment expenses	—	—	—	525.8	—
Other operating expense (income), net	14.5	0.2	(1.3)	0.8	1.0
Income (loss) from operations	133.9	126.9	96.3	(419.1)	151.9
Other (expense) income:
Floor plan interest expense	(9.6)	(9.4)	(10.8)	(21.9)	(30.9)
Other interest expense, net	(39.6)	(36.3)	(36.2)	(37.2)	(33.7)
Swap interest expense	(5.5)	(6.6)	(6.6)	(5.5)	(1.7)
Convertible debt discount amortization	(0.8)	(1.4)	(1.8)	(3.0)	(2.4)
(Loss) gain on extinguishment of long-term debt, net	(0.8)	(12.6)	0.1	26.2	(18.5)
Total other expense, net	(56.3)	(66.3)	(55.3)	(41.4)	(87.2)
Income (loss) before income taxes	77.6	60.6	41.0	(460.5)	64.7
Income tax expense (benefit)	29.6	23.2	15.3	(135.2)	23.0
Income (loss) from continuing operations	48.0	37.4	25.7	(325.3)	41.7
Discontinued operations, net of tax	19.9	0.7	(12.3)	(18.4)	7.8
Net income (loss)	$67.9	$38.1	$13.4	$(343.7)	$49.5
Income (loss) from continuing operations per common share:
Basic	$1.51	$1.16	$0.80	$(10.26)	$1.28
Diluted	$1.47	$1.12	$0.78	$(10.26)	$1.25
Cash dividends declared per common share	$—	$—	$—	$0.68	$0.85

	As of December 31,
Balance Sheet Data:	2011	2010	2009	2008	2007
	(in millions)
Working capital	$156.2	$241.0	$213.4	$161.5	$320.7
Inventories(a)	519.5	578.7	506.7	689.5	782.8
Total assets	1,419.4	1,486.3	1,400.9	1,650.8	2,009.1
Floor plan notes payable(b)	434.0	451.6	441.6	633.4	683.8
Total debt(b)	458.6	549.0	537.8	610.7	458.6
Total shareholders’ equity	326.6	287.1	243.6	226.6	593.9
______________________________

(a)	Includes amounts classified as assets held for sale on our consolidated balance sheets.

(b)	Includes amounts classified as liabilities associated with assets held for sale on our consolidated balance sheets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 99 franchises (79 dealership locations) in 18 metropolitan markets within 10 states as of December 31, 2011. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of December 31, 2011, we offered 30 domestic and foreign brands of new vehicles. Our current brand mix is weighted 84% towards luxury and mid-line import brands, with the remaining 16% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automotobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 47% revenue from mid-line import brands and 37% revenue from luxury brands for 2011, is well positioned for growth over the long term.

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

The United States automotive retail market has shown continued improvement in 2011, with new vehicle SAAR increasing to 12.8 million as compared to 11.6 million in 2010. We believe that improvement in the industry will continue to be slow, with the new vehicle SAAR expected to improve only modestly in 2012, as the long-term prospects for, and the timing of, a full recovery continue to be difficult to predict.
We continue to evaluate potential consequences resulting from the natural disasters and related events in Japan on our operating results. Disruption in new vehicle inventories from certain Japanese manufacturers began during the second quarter of 2011 and continued into the fourth quarter of 2011. We currently expect that the resulting inventory supply shortages will subside by the first quarter of 2012, although we can provide no assurance of this. In addition, we do not expect that the disruption in the supply of inventory from our Japanese manufacturing partners will have a material adverse effect on our earnings, results of operations or our business during 2012, although we can provide no assurance of this.
We had total available liquidity of $231.0 million as of December 31, 2011, which included cash and cash equivalents of $11.4 million, borrowing availability of $204.1 million under our various credit facilities and $15.5 million of availability under our new vehicle floor plan offset account. For further discussion of our floor plan offset account, please refer to “Liquidity and Capital Resources” below. We have no material long-term debt maturities until September 2012, at which time our 3% Senior Subordinated Convertible Notes due 2012 (the "3% Convertible Notes") will mature. As of December 31, 2011, we had $15.1 million in aggregate principal amount of our 3% Convertible Notes outstanding.

RESULTS OF OPERATIONS
The Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$2,307.2	$2,147.2	$160.0	7%
Used vehicle	1,250.1	1,078.2	171.9	16%
Parts and service	577.9	556.5	21.4	4%
Finance and insurance, net	141.5	115.3	26.2	23%
Total revenues	4,276.7	3,897.2	379.5	10%
GROSS PROFIT:
New vehicle	155.4	142.0	13.4	9%
Used vehicle	102.0	91.5	10.5	11%
Parts and service	322.1	301.8	20.3	7%
Finance and insurance, net	141.5	115.3	26.2	23%
Total gross profit	721.0	650.6	70.4	11%
OPERATING EXPENSES:
Selling, general and administrative	549.9	502.6	47.3	9%
Depreciation and amortization	22.7	20.9	1.8	9%
Other operating expense, net	14.5	0.2	14.3	NM
Income from operations	133.9	126.9	7.0	6%
OTHER EXPENSE:
Floor plan interest expense	(9.6)	(9.4)	0.2	2%
Other interest expense, net	(39.6)	(36.3)	3.3	9%
Swap interest expense	(5.5)	(6.6)	(1.1)	(17)%
Convertible debt discount amortization	(0.8)	(1.4)	(0.6)	(43)%
Loss on extinguishment of long-term debt	(0.8)	(12.6)	(11.8)	(94)%
Total other expense, net	(56.3)	(66.3)	(10.0)	(15)%
Income before income taxes	77.6	60.6	17.0	28%
INCOME TAX EXPENSE	29.6	23.2	6.4	28%
INCOME FROM CONTINUING OPERATIONS	48.0	37.4	10.6	28%
DISCONTINUED OPERATIONS, net of tax	19.9	0.7	19.2	NM
NET INCOME	$67.9	$38.1	$29.8	78%
Income from continuing operations per common share—Diluted	$1.47	$1.12	$0.35	31%
Net income per common share—Diluted	$2.08	$1.14	$0.94	82%

	For the Year Ended December 31,
	2011	2010
REVENUE MIX PERCENTAGES:
New vehicles	53.9%	55.1%
Used retail vehicles	24.8%	22.4%
Used vehicle wholesale	4.5%	5.2%
Parts and service	13.5%	14.3%
Finance and insurance, net	3.3%	3.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	21.6%	21.8%
Used retail vehicles	14.3%	14.3%
Used vehicle wholesale	(0.2)%	(0.2)%
Parts and service	44.7%	46.4%
Finance and insurance, net	19.6%	17.7%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	76.3%	77.3%
Net income and income from continuing operations increased by $29.8 million and $10.6 million, respectively, during 2011 as compared to 2010, primarily a result of a $70.4 million (11%) increase in gross profit, partially offset by (i) a $47.3 million (9%) increase in SG&A expenses, (ii) a $14.3 million increase in other operating expense and (iii) a $3.3 million (9%) increase in other interest expense. The increase in net income was primarily the result of the sale of our heavy truck business, two additional franchises (two dealership locations) and one ancillary business in 2011, which resulted in $22.3 million in net-of-tax gains, which are included in discontinued operations, net. Net income and income from continuing operations for 2011 were reduced by (i) $5.5 million, net of tax, due to legal claims related to operations from 2000 to 2006, (ii) $4.2 million, net of tax, due to expenses related to executive separation benefits and (iii) $1.1 million, net of tax, due to real estate related charges. Net income and income from continuing operations for 2010 were reduced by $8.3 million, net of tax, from losses on the extinguishment of long-term debt.
Gross profit increased across all four of our business lines and was driven by a $26.2 million (23%) increase in F&I gross profit and a $20.3 million (7%) increase in parts and service gross profit. Our total gross profit margin increased 20 basis points to 16.9%, primarily as a result of a mix shift to our higher margin parts and service and F&I businesses.
The $379.5 million (10%) increase in total revenue was primarily a result of a $160.0 million (7%) increase in new vehicle revenue and a $171.9 million (16%) increase in used vehicle revenue. The increase in new vehicle revenue includes a $96.3 million (4%) increase in same store new vehicle revenue and $63.7 million in new vehicle revenue from acquired dealerships. The increase in used vehicle revenue includes (i) a $147.3 million (17%) increase in same store used vehicle retail revenue and (ii) $35.8 million of used vehicle retail revenue derived from acquired dealerships.

New Vehicle—

	For the Year Ended December 31,		Increase	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$828.4	$794.4	$34.0	4%
Mid-line import	1,064.4	1,041.7	22.7	2%
Mid-line domestic	350.7	311.1	39.6	13%
Total new vehicle revenue—same store(1)	2,243.5	2,147.2	96.3	4%
New vehicle revenue—acquisitions	63.7	—
New vehicle revenue, as reported	$2,307.2	$2,147.2	$160.0	7%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$62.4	$61.4	$1.0	2%
Mid-line import	65.2	58.2	7.0	12%
Mid-line domestic	23.8	22.4	1.4	6%
Total new vehicle gross profit—same store(1)	151.4	142.0	9.4	7%
New vehicle gross profit—acquisitions	4.0	—
New vehicle gross profit, as reported	$155.4	$142.0	$13.4	9%

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2011	2010
New vehicle units:
New vehicle retail units—same store(1)
Luxury	17,205	16,461	744	5%
Mid-line import	40,782	41,622	(840)	(2)%
Mid-line domestic	8,913	8,283	630	8%
Total new vehicle retail units—same store(1)	66,900	66,366	534	1%
Fleet vehicles	2,633	2,080	553	27%
Total new vehicle units—same store(1)	69,533	68,446	1,087	2%
New vehicle units—acquisitions	1,916	—
New vehicle units—actual	71,449	68,446	3,003	4%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase	% Change
	2011	2010
Revenue per new vehicle sold—same store(1)	$32,265	$31,371	$894	3%
Gross profit per new vehicle sold—same store(1)	$2,177	$2,075	$102	5%
New vehicle gross margin—same store(1)	6.7%	6.6%	0.1%	2%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $160.0 million (7%) increase in new vehicle revenue was primarily a result of a $96.3 million (4%) increase in same store new vehicle revenue due to a 2% increase in same store new vehicle unit sales and a 3% increase in revenue per new vehicle sold. Our total new vehicle revenue also benefited from $63.7 million of revenue derived from acquisitions. Same store unit volumes for our mid-line import brands decreased 2%, while unit volumes from our domestic brands increased 8% on a same store basis, reflecting (i) reduced availability of new vehicle inventory from certain Japanese brands due to the natural disasters and related events in Japan and (ii) increased consumer demand for domestic vehicles. New vehicle SAAR increased to 12.8 million for 2011 as compared to 11.6 million for 2010.
Total new vehicle gross profit increased by $13.4 million (9%), which included $4.0 million of gross profit derived from acquisitions. Our same store gross profit per new vehicle sold increased by $102, driven by a decrease in supply of higher-volume, lower-margin vehicles due to the natural disaster and related events in Japan, which drove a 50 basis point increase in our new vehicle gross margins from our mid-line import brands when compared to 2010. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand as we expect U.S. based inventory levels from our Japanese manufacturing partners to begin to normalize by the first quarter of 2012. As discussed above, these events favorably impacted our new vehicle gross profit margins during 2011 and these margins may not be sustainable as vehicle production and availability increase and inventory levels normalize.
From time to time, we participate in certain manufacturer incentive programs that include performance criteria. In the fourth quarter of 2010, we recognized approximately $2.5 million of manufacturer incentives ($2.1 million of which related to the period of January 2008 through September 2010) related to (i) the purchase and sale of vehicles during the period from January 2008 through December 2010 and (ii) our satisfaction of certain manufacturer facility image standards in the fourth quarter of 2010. The $2.5 million of manufacturer incentives is included as a reduction of new vehicle cost of sales and, as a result, increased our luxury new vehicle gross profit for 2010. We do not expect this level of manufacturer incentives in the future.

Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$1,021.4	$874.1	$147.3	17%
Used vehicle retail revenues—acquisitions	35.8	—
Total used vehicle retail revenues	1,057.2	874.1	183.1	21%

Used vehicle wholesale revenues—same store(1)	188.2	204.1	(15.9)	(8)%
Used vehicle wholesale revenues—acquisitions	4.7	—
Total used vehicle wholesale revenues	192.9	204.1	(11.2)	(5)%
Used vehicle revenue, as reported	$1,250.1	$1,078.2	$171.9	16%
Gross profit:
Used vehicle retail gross profit—same store(1)	$100.1	$92.9	$7.2	8%
Used vehicle retail gross profit—acquisitions	3.4	—
Total used vehicle retail gross profit	103.5	92.9	10.6	11%

Used vehicle wholesale gross profit—same store(1)	(1.4)	(1.4)	—	—%
Used vehicle wholesale gross profit—acquisitions	(0.1)	—
Total used vehicle wholesale gross profit	(1.5)	(1.4)	(0.1)	7%
Used vehicle gross profit, as reported	$102.0	$91.5	$10.5	11%
Used vehicle retail units:
Used vehicle retail units—same store(1)	54,030	46,093	7,937	17%
Used vehicle retail units—acquisitions	1,775	—
Used vehicle retail units—actual	55,805	46,093	9,712	21%

Used Vehicle Metrics—

	For the Year Ended December 31,		Decrease	% Change
	2011	2010
Revenue per used vehicle retailed—same store(1)	$18,904	$18,964	$(60)	—%
Gross profit per used vehicle retailed—same store(1)	$1,853	$2,015	$(162)	(8)%
Used vehicle retail gross margin—same store(1)	9.8%	10.6%	(0.8)%	(8)%
_________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $171.9 million (16%) increase in used vehicle revenue includes (i) a $147.3 million (17%) increase in same store used vehicle retail revenue and (ii) $40.5 million of used vehicle revenue derived from acquired dealerships, partially offset by a $15.9 million (8%) decrease in same store used vehicle wholesale revenue. The $10.5 million (11%) increase in used vehicle gross profit was primarily a result of a $7.2 million (8%) increase in same store used vehicle retail gross profit. The increase in used vehicle retail revenue and gross profit was driven primarily by increased unit sales volumes, partially offset by a lower gross profit margin of 9.8%, down 80 basis points from the prior year. These results reflect the continued benefits of several store-level programs, including volume-driven initiatives such as our "Asbury 1-2-1" program, a goal of retailing one used vehicle for every new vehicle retailed. This initiative is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.

We believe our used vehicle inventory is well-aligned with current consumer demand, with approximately 31 days of supply in our inventory as of December 31, 2011, as compared to approximately 35 days of supply as of December 31, 2010.

Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$558.4	$556.5	$1.9	—%
Parts and service revenues—acquisitions	19.5	—
Parts and service revenue, as reported	$577.9	$556.5	$21.4	4%

Gross profit:
Parts and service gross profit—same store(1):
Customer pay	$191.4	$188.6	$2.8	1%
Reconditioning and preparation	57.0	45.2	11.8	26%
Warranty	42.4	47.8	(5.4)	(11)%
Wholesale parts	20.2	20.2	—	—%
Total parts and service gross profit—same store(1)	311.0	301.8	9.2	3%
Parts and service gross profit—acquisitions	11.1	—
Parts and service gross profit, as reported	$322.1	$301.8	$20.3	7%
Parts and service gross margin—same store(1)	55.7%	54.2%	1.5%	3%
____________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $21.4 million (4%) increase in parts and service revenue was primarily due to $19.5 million of parts and service revenue derived from acquired dealerships. The $20.3 million (7%) increase in parts and service gross profit was primarily due to a 150 basis point increase in our same store parts and service gross margin primarily as a result of increased gross profit from reconditioning and preparation of vehicles. The $11.8 million increase in reconditioning gross profit was primarily a result of the 21% increase in our used vehicle retail unit sales.
We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Year Ended December 31,		Increase	% Change
	2011	2010
	(Dollar in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$137.9	$115.3	$22.6	20%
Finance and insurance, net—acquisitions	3.6	—
Finance and insurance, net as reported	$141.5	$115.3	$26.2	23%
Finance and insurance, net per vehicle sold—same store(1)	$1,116	$1,007	$109	11%
_____________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased $26.2 million (23%) during 2011 as compared to 2010, due to (i) an 8% increase in same store retail unit sales and (ii) an 11% increase in same store F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to (i) the improving availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores by increasing the training of our F&I personnel, including implementing a certification process and certain best practices initiatives.

Selling, General and Administrative—

	For the Year Ended December 31,					% of Gross Profit Increase (Decrease)
	2011	% of Gross Profit	2010	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$245.6	35.1%	$234.6	36.1%	$11.0	(1.0)%
Sales compensation	73.2	10.5%	64.5	9.9%	8.7	0.6%
Share-based compensation	6.1	0.9%	5.1	0.8%	1.0	0.1%
Outside services	54.5	7.8%	47.6	7.3%	6.9	0.5%
Advertising	25.4	3.6%	25.6	3.9%	(0.2)	(0.3)%
Rent	37.3	5.3%	41.4	6.4%	(4.1)	(1.1)%
Utilities	14.5	2.1%	15.4	2.4%	(0.9)	(0.3)%
Insurance	9.9	1.4%	10.5	1.6%	(0.6)	(0.2)%
Other	68.4	9.8%	57.9	8.9%	10.5	0.9%
Selling, general and administrative—same store(1)	534.9	76.5%	502.6	77.3%	32.3	(0.8)%
Acquisitions	15.0		—
Selling, general and administrative—actual	$549.9	76.3%	$502.6	77.3%	$47.3	(1.0)%
Gross profit—same store(1)	$699.0		$650.6
Gross profit—actual	$721.0		$650.6
________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 76.5% for 2011 as compared to 77.3% for 2010. The 80 basis point decrease was primarily a result of (i) a 110 basis point decrease in rent expense as a result of (a) our purchase of certain previously leased real estate during 2011 and (b) a $0.9 million lease termination charge in the 2010 period associated with our former corporate headquarters in New York, NY, and (ii) a 100 basis point decrease in personnel costs as a result of leveraging our fixed expenses, partially offset by a 50 basis point increase in outside services expense, primarily due to increased investment in our information technology infrastructure.
We continue to be engaged in numerous store-level productivity initiatives designed to improve our profitability, including the consolidation of certain dealership accounting functions. In 2011, we substantially completed the process of converting all of our dealerships to the ADP Dealer Management System, which had been implemented at approximately 93% of our dealerships as of December 31, 2011, and was implemented at our remaining dealerships in January 2012. Upon completion of our dealership ADP conversions, we expect to focus on fully leveraging the ADP Dealer Management System with our other technology platforms.
Depreciation and Amortization —
The $1.8 million (9%) increase in depreciation and amortization expense was primarily the result of increased capital expenditures in 2011 and 2010 as compared to 2009, as well our decision to purchase certain previously leased real estate during 2011.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the year ended December 31, 2011, we recognized (i) approximately $9.0 million of expense due to legal claims related to operations from 2000 to 2006 and (ii) approximately $6.6 million of executive separation costs, which were partially offset by income related to proceeds received from the elimination of one of our franchises.

Other Interest Expense —
The $3.3 million (9% ) increase in other interest expense was attributable to (i) a refinancing of our long-term debt in the fourth quarter of 2010, which included the issuance of $200.0 million of our 8.375% Senior Subordinated Notes Due 2020 (the "8.375% Notes"), the proceeds of which were primarily used to repurchase all $179.4 million aggregate principal amount of our outstanding 8% Senior Subordinated Notes Due 2014 (the "8% Notes") and (ii) our entrance into a mortgage for the purchase of land and building associated with an acquisition in the fourth quarter of 2010.
Swap Interest Expense —
We have entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for 2011 and 2010 was $5.5 million and $6.6 million, respectively.
Income Tax Expense—
The $6.4 million (28%) increase in income tax expense was primarily a result of the $17.0 million (28%) increase in income before income taxes in 2011 as compared to 2010. Our effective tax rate decreased from 38.3% for 2010 to 38.1% for 2011. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2012 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2012.
Discontinued Operations—
During 2011, we sold (i) our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center, (ii) two franchises (two dealership locations) and (iii) one additional ancillary business. The $19.9 million, net of tax, net income from discontinued operations for 2011 consists of a $22.3 million, net of tax, gain on the sale of the businesses discussed above, partially offset by $2.4 million, net of tax, of net operating losses of franchises and ancillary businesses sold prior to December 31, 2011, including rent and other expenses of idle facilities.
During 2010, we sold one franchise (one dealership location). The $0.7 million, net of tax, net income from discontinued operations during 2010 consists of $2.5 million, net of tax, of income from insurance proceeds related to tornado damage to the unused real estate of one of our former dealership locations in Yazoo City, Mississippi, offset by (i) $1.3 million, net of tax, of impairment expenses related to certain property not used in our operations, (ii) $0.2 million, net of tax, of net operating losses of franchises sold prior to December 31, 2011, including primarily rent and other expenses of idle facilities, (iii) $0.2 million, net of tax, of rent acceleration on certain real estate not used in our operations and (iv) a $0.1 million, net of tax, loss on the sale of one franchise (one dealership location).
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

RESULTS OF OPERATIONS
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$2,147.2	$1,830.1	$317.1	17%
Used vehicle	1,078.2	894.8	183.4	20%
Parts and service	556.5	557.2	(0.7)	—%
Finance and insurance, net	115.3	89.7	25.6	29%
Total revenues	3,897.2	3,371.8	525.4	16%
GROSS PROFIT:
New vehicle	142.0	130.0	12.0	9%
Used vehicle	91.5	78.6	12.9	16%
Parts and service	301.8	286.2	15.6	5%
Finance and insurance, net	115.3	89.7	25.6	29%
Total gross profit	650.6	584.5	66.1	11%
OPERATING EXPENSES:
Selling, general and administrative	502.6	467.6	35.0	7%
Depreciation and amortization	20.9	21.9	(1.0)	(5)%
Other operating expense (income), net	0.2	(1.3)	1.5	(115)%
Income from operations	126.9	96.3	30.6	32%
OTHER INCOME (EXPENSE):
Floor plan interest expense	(9.4)	(10.8)	(1.4)	(13)%
Other interest expense, net	(36.3)	(36.2)	0.1	—%
Swap interest expense	(6.6)	(6.6)	—	—%
Convertible debt discount amortization	(1.4)	(1.8)	(0.4)	(22)%
(Loss) gain on extinguishment of long-term debt	(12.6)	0.1	12.7	NM
Total other expense, net	(66.3)	(55.3)	11.0	20%
Income before income taxes	60.6	41.0	19.6	48%
INCOME TAX EXPENSE	23.2	15.3	7.9	52%
INCOME FROM CONTINUING OPERATIONS	37.4	25.7	11.7	46%
DISCONTINUED OPERATIONS, net of tax	0.7	(12.3)	13.0	106%
NET INCOME	$38.1	$13.4	$24.7	184%
Income from continuing operations per common share—Diluted	$1.12	$0.78	$0.34	44%
Net income per common share—Diluted	$1.14	$0.41	$0.73	178%

	For the Year Ended December 31,
	2010	2009
REVENUE MIX PERCENTAGES:
New vehicles	55.1%	54.3%
Used retail vehicles	22.4%	21.1%
Used vehicle wholesale	5.2%	5.4%
Parts and service	14.3%	16.5%
Finance and insurance, net	3.0%	2.7%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	21.8%	22.2%
Used retail vehicles	14.3%	13.6%
Used vehicle wholesale	(0.2)%	(0.1)%
Parts and service	46.4%	49.0%
Finance and insurance, net	17.7%	15.3%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	77.3%	80.0%
Net income and income from continuing operations increased by $24.7 million and $11.7 million, respectively, during 2010 as compared to 2009, primarily as a result of (i) a $66.1 million (11%) increase in gross profit and (ii) a 270 basis point decrease in SG&A expenses as a percentage of gross profit. Net income and income from continuing operations for 2010 were reduced by $8.3 million, net of tax, from losses on the extinguishment of long-term debt.
The $11.7 million increase in income from continuing operations was primarily a result of a $66.1 million (11%) increase in total gross profit. Gross profit increased across all four of our business lines and was driven by a $25.6 million (29%) increase in F&I gross profit and a $15.6 million (5%) increase in parts and service gross profit. These increases in gross profit were partially offset by (i) a $35.0 million (7%) increase in SG&A expenses and (ii) $12.6 million in losses from the extinguishment of long-term debt during 2010. Our total gross profit margin decreased 60 basis points to 16.7%, principally as a result of a mix shift to our lower margin new vehicle and used vehicle businesses.
The $525.4 million (16%) increase in total revenue was primarily a result of a $317.1 million (17%) increase in new vehicle revenue and a $183.4 million (20%) increase in used vehicle revenue. The increase in new vehicle revenue includes a $309.1 million (17% ) increase in same store new vehicle revenue and $8.0 million in new vehicle revenue from acquired dealerships. The increase in used vehicle revenue includes (i) a $159.6 million (22%) increase in same store used vehicle retail revenue, (ii) a $20.5 million (11%) increase in same store used vehicle wholesale revenue and (iii) $3.3 million of used vehicle revenue derived from acquired dealerships.

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$791.3	$657.8	$133.5	20%
Mid-line import	1,037.9	921.4	116.5	13%
Mid-line domestic	310.0	250.9	59.1	24%
Total new vehicle revenue—same store(1)	2,139.2	1,830.1	309.1	17%
New vehicle revenue—acquisitions	8.0	—
New vehicle revenue, as reported	$2,147.2	$1,830.1	$317.1	17%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	61.2	49.8	$11.4	23%
Mid-line import	58.1	63.2	(5.1)	(8)%
Mid-line domestic	22.4	17.0	5.4	32%
Total new vehicle gross profit—same store(1)	141.7	130.0	11.7	9%
New vehicle gross profit—acquisitions	0.3	—
New vehicle gross profit, as reported	$142.0	$130.0	$12.0	9%

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2010	2009
New vehicle units:
New vehicle retail units—same store(1)
Luxury	16,802	14,203	2,599	18%
Mid-line import	41,441	37,869	3,572	9%
Mid-line domestic	7,874	7,388	486	7%
Total new vehicle retail units—same store(1)	66,117	59,460	6,657	11%
Fleet vehicles	2,080	1,755	325	19%
Total new vehicle units—same store(1)	68,197	61,215	6,982	11%
New vehicle units—acquisitions	249	—
New vehicle units—actual	68,446	61,215	7,231	12%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase	% Change
	2010	2009
Revenue per new vehicle sold—same store(1)	$31,368	$29,896	$1,472	5%
Gross profit per new vehicle sold—same store(1)	$2,078	$2,124	$(46)	(2)%
New vehicle gross margin—same store(1)	6.6%	7.1%	(0.5)%	(7)%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $317.1 million (17% )increase in new vehicle revenue was primarily a result of a $309.1 million (17%) increase in same store new vehicle revenue due to an 11% increase in same store vehicle retail units sales and an 11% increase in same store fleet unit sales. Our total new vehicle revenue also benefited from $8.0 million of revenue derived from acquisitions. We believe that the increase in new vehicle retail unit sales was primarily driven by a favorable comparison with an overall weak economic environment during 2009, as well as increased consumer confidence and less stringent consumer lending standards. Unit volumes increased across each of our brand segments, consistent with overall U.S. vehicle sales. New vehicle SAAR increased to 11.6 million for 2010 as compared to 10.4 million for 2009.
Total new vehicle gross profit increased by $12.0 million (9%), which included $0.3 million of gross profit derived from acquisitions. Gross profit from our luxury and mid-line domestic brands increased $11.4 million (23%) and $5.4 million (32%), respectively, but was offset by a $5.1 million (8)% decrease in gross profit from our mid-line import brands. Gross profit per new vehicle sold decreased $46, driven primarily by the decrease in mid-line import gross profit, due to higher incentives in the 2009 period, including manufacturer incentives and the impact of the federal government's Car Allowance Rebate System Program, otherwise known as "Cash for Clunkers"; however, this decrease was more than offset by a $111 increase in F&I per vehicle sold, reflecting an improvement in total gross profit per vehicle sold during 2010.

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

Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$871.1	$711.5	$159.6	22%
Used vehicle retail revenues—acquisitions	3.0	—
Total used vehicle retail revenues	874.1	711.5	162.6	23%

Used vehicle wholesale revenues—same store(1)	203.8	183.3	20.5	11%
Used vehicle wholesale revenues—acquisitions	0.3	—
Total used vehicle wholesale revenues	204.1	183.3	20.8	11%
Used vehicle revenue, as reported	$1,078.2	$894.8	$183.4	20%
Gross profit:
Used vehicle retail gross profit—same store(1)	$92.5	$79.2	$13.3	17%
Used vehicle retail gross profit—acquisitions	0.4	—
Total used vehicle retail gross profit	92.9	79.2	13.7	17%

Used vehicle wholesale gross profit—same store(1)	(1.4)	(0.6)	0.8	133%
Used vehicle wholesale gross profit—acquisitions	—	—
Total used vehicle wholesale gross profit	(1.4)	(0.6)	0.8	133%
Used vehicle gross profit, as reported	$91.5	$78.6	$12.9	16%
Used vehicle retail units:
Used vehicle retail units—same store(1)	45,949	38,951	6,998	18%
Used vehicle retail units—acquisitions	144	—
Used vehicle retail units—actual	46,093	38,951	7,142	18%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2010	2009
Revenue per used vehicle retailed—same store(1)	$18,960	$18,267	$693	4%
Gross profit per used vehicle retailed—same store(1)	$2,015	$2,033	$(18)	(1)%
Used vehicle retail gross margin—same store(1)	10.6%	11.1%	(0.5)%	(5)%
_________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $183.4 million (20%) increase in used vehicle revenue consists of (i) a $159.6 million (22%) increase in same store used vehicle retail revenue, (ii) a $20.5 million (11%) increase in same store wholesale revenue and (iii) $3.3 million of used vehicle revenue derived from acquired dealerships. The $12.9 million (16%) increase in used vehicle gross profit was primarily a result of a $13.3 million (17%) increase in same store used vehicle retail gross profit, partially offset by a $0.8 million increase in same store used vehicle wholesale losses. The increase in used vehicle retail revenue and gross profit was driven primarily by increased unit volume sales, partially offset by a lower gross profit margin of 10.6%, down 50 basis points from the prior year. These results reflect a favorable comparison to an overall weak economic environment in 2009, as well as the benefits of several store-level programs initiated in 2009, including volume-driven initiatives such as our "Asbury 1-2-1" program, a goal of retailing one used vehicle for every new vehicle retailed. This initiative is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well. The 4% increase in revenue per used vehicle retailed from 2009 to 2010 was primarily driven by (i) a mix shift towards our higher-priced used vehicles, including Certified Pre-Owned, or "CPO" vehicles, as well as our full-size used trucks and SUVs and (ii) an increase in associated parts and service reconditioning, as reconditioning work generally increases the price of the related used vehicles.

We believe this was reflective of an overall trend in 2010, with many customers preferring to purchase a higher-priced used vehicle rather than a comparably priced new vehicle.

Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$554.6	$557.2	$(2.6)	—%
Parts and service revenues—acquisitions	1.9	—
Parts and service revenue, as reported	$556.5	$557.2	$(0.7)	—%

Gross profit:
Parts and service gross profit—same store(1):
Customer pay	$187.9	$183.5	$4.4	2%
Warranty	47.5	45.7	1.8	4%
Reconditioning and preparation	45.1	35.4	9.7	27%
Wholesale parts	20.2	21.6	(1.4)	(6)%
Total parts and service gross profit—same store(1)	300.7	286.2	14.5	5%
Parts and service gross profit—acquisitions	1.1	—
Parts and service gross profit, as reported	$301.8	$286.2	$15.6	5%
Parts and service gross margin—same store(1)	54.2%	51.4%	2.8%	5%
____________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $0.7 million decrease in parts and service revenue was due to a $2.6 million decrease in same store revenue, partially offset by $1.9 million of parts and service revenue derived from acquired dealerships. The $15.6 million (5%) increase in parts and service gross profit was primarily due to a 280 basis point increase in our same store parts and service gross margin primarily as a result of increased gross profit from reconditioning and preparation of vehicles. The $9.7 million increase in reconditioning gross profit was primarily a result of the increase in our new and used vehicle unit sales, which provided more reconditioning and preparation work.

Finance and Insurance, net—

	For the Year Ended December 31,		Increase	% Change
	2010	2009
	(Dollar in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$115.0	$89.7	$25.3	28%
Finance and insurance, net—acquisitions	0.3	—
Finance and insurance, net as reported	$115.3	$89.7	$25.6	29%
Finance and insurance, net per vehicle sold—same store(1)	$1,007	$896	$111	12%
_____________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased $25.6 million (29%) during 2010 as compared to the same period in 2009, primarily due to a (i) a 14% increase in same store retail unit sales and (ii) a 12% increase in same store F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to (a) more favorable lending standards and other market factors in 2010, which allowed more of our customers to take advantage of a broader array of F&I products and (b) our continued focus on improving the F&I results at our lower-performing stores by increasing the training of our F&I personnel and implementing certain best practices initiatives, including a certification process for our F&I personnel.

Selling, General and Administrative—

	For the Year Ended December 31,					% of Gross Profit Increase (Decrease)
	2010	% of Gross Profit	2009	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$234.0	36.1%	$218.0	37.3%	$16.0	(1.2)%
Sales compensation	64.3	9.9%	54.3	9.3%	10.0	0.6%
Share-based compensation	5.1	0.8%	2.8	0.5%	2.3	0.3%
Outside services	47.4	7.3%	46.8	8.0%	0.6	(0.7)%
Advertising	25.5	3.9%	26.3	4.5%	(0.8)	(0.6)%
Rent	41.4	6.4%	38.2	6.5%	3.2	(0.1)%
Utilities	15.4	2.4%	15.1	2.6%	0.3	(0.2)%
Insurance	10.4	1.6%	13.0	2.2%	(2.6)	(0.6)%
Other	57.7	8.9%	53.1	9.1%	4.6	(0.2)%
Selling, general and administrative—same store(1)	501.2	77.3%	467.6	80.0%	33.6	(2.7)%
Acquisitions	1.4		—
Selling, general and administrative—actual	$502.6	77.3%	$467.6	80.0%	$35.0	(2.7)%
Gross profit—same store(1)	$648.6		$584.5
Gross profit—actual	$650.6		$584.5
________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 77.3% for 2010, as compared to 80.0% for 2009. The 270 basis point decrease was primarily a result of (i) a 120 basis point decrease in personnel costs as a result of leveraging our fixed expenses, and lower fixed compensation expense resulting from the elimination of our regional management structure and staffing reductions and (ii) a 60 basis point decrease in insurance costs associated with our large deductible insurance programs for workers compensation, property and general liability claims.
During 2010, we recognized $0.9 million of incremental rent expense as a result of reaching an agreement with the lessor of our former New York headquarters office space for a cash settlement in exchange for a termination of our remaining lease obligation, which totaled approximately $5.9 million prior to termination.
Depreciation and Amortization—
The $1.0 million 5% decrease in depreciation and amortization expense was primarily the result of a significant reduction in capital expenditures in 2010 and 2009 as compared to our historical levels.

Floor Plan Interest Expense—
The $1.4 million (13%) decrease in floor plan interest expense was primarily attributable to the lower short-term interest rate environment. Additionally, during 2010, we used excess cash to reduce floor plan notes payable using floor plan offset accounts with certain of our floor plan lenders, effectively lowering our average floor plan notes payable balance during 2010 when compared to the prior year period. We had approximately $48.7 million in these floor plan offset accounts, on a daily weighted average basis, during 2010. We did not have any amounts in floor plan offset accounts during 2009.
Swap Interest Expense —
We have entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from Accumulated Other Comprehensive Income ("AOCI") to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for 2010 and 2009 was $6.6 million.
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
(Loss) Gain on Extinguishment of Long-Term Debt—
During 2010, we recognized a $12.6 million net loss on the extinguishment of long-term debt, consisting of (i) an $11.3 million loss on the extinguishment of our remaining outstanding $179.4 million of 8% Notes and (ii) a $1.3 million net loss on the repurchase of $25.2 million of our 3% Convertible Notes for $24.4 million. Included in the $11.3 million loss on the extinguishment of our remaining 8% Notes was (i) $5.2 million of premiums paid in connection with the repurchase of the 8% Notes pursuant to a tender offer, (ii) a $3.6 million write-off of unamortized hedging activity associated with a terminated fair value swap and (iii) a $2.5 million write-off of the remaining unamortized debt issuance costs associated with the 8% Notes. Included in the $1.3 million net loss on the repurchase of our 3% Convertible Notes was (a) a $1.8 million pro-rata write-off of the unamortized discount associated with the repurchased 3% Convertible Notes and (b) a $0.3 million pro-rata write-off of unamortized debt issuance costs, partially offset by a $0.8 million gain on the repurchase of the 3% Convertible Notes.
Income Tax Expense—
The $7.9 million (52%) increase in income tax expense was primarily a result of the $19.6 million (48%) increase in income before income taxes in 2010 as compared to 2009. Our effective tax rate increased from 37.3% for the 2009 period to 38.3% for the 2010 period . The 100 basis point increase is primarily a result of the reversal of certain tax reserves in 2009, partially offset by 2010 tax exempt income and 2009 tax exempt losses from corporate owned life insurance policies.
Discontinued Operations—
During 2010, we sold one franchise (one dealership location). The $0.7 million, net of tax, net income from discontinued operations during 2010 consists of $2.5 million, net of tax, of income from insurance proceeds related to tornado damage to the unused real estate of one of our former dealership locations in Yazoo City, Mississippi, partially offset by (i) $1.3 million, net of tax, of impairment expenses related to certain property not used in our operations, (ii) $0.2 million, net of tax, of rent acceleration on certain real estate not used in our operations, (iii) $0.1 million, net of tax, of net operating losses of franchises sold prior to December 31, 2011, including primarily rent and other expenses of idle facilities and (iv) a $0.1 million, net of tax, loss on the sale of one franchise (one dealership location).
During 2009, we sold four franchises (three dealership locations) and closed six franchises (three dealership locations). The $12.3 million, net of tax, net loss from discontinued operations for 2009 is a result of (i) $9.2 million, net of tax, of net operating losses of franchises sold prior to December 31, 2011, including rent expense of idle facilities and legal expenses for franchises sold prior to December 31, 2011, (ii) $3.0 million, net of tax, of impairment expenses related to abandoned real estate from discontinued operations and (iii) $2.5 million, net of tax, of rent accelerations on abandoned properties, partially offset by a $2.4 million, net of tax, net gain on the sale of dealerships.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2011, we had total available liquidity of $231.0 million, which consisted of cash and cash equivalents of $11.4 million, borrowing availability of $204.1 million under our revolving credit facilities and $15.5 million of availability under our new vehicle floor plan offset account, which is generally accessible within one to two days. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. These financial covenants do not currently further limit our availability under our credit facilities. For a detailed discussion of our financial covenants, see “Covenants” below.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our revolving credit facilities, our floor plan facilities and our mortgage financing, (iv) amounts in our new vehicle floor plan notes payable offset account and (v) the potential impact of any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
We currently have the following material credit facilities, floor plan facilities, mortgage notes, and senior subordinated notes. For a more detailed description of the material terms of our senior secured credit facilities, see “Credit Agreement” below. For a more detailed description of the material terms of our mortgage notes and senior subordinated notes, refer to the "Floor Plan Notes Payable" and “Long-Term Debt” footnote in the accompanying consolidated financial statements.

•
Revolving credit facility -a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit, which totaled $15.7 million as of December 31, 2011.

•
New inventory floor plan facilities - $625.0 million senior secured new vehicle revolving floor plan facility. In conjunction with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor plan interest expense on our Consolidated Statements of Income. As of December 31, 2011, we had $15.5 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory and well as facilities with certain other manufacturers for loaner vehicles.

•
Used vehicle floor plan facility - a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles.

•	Mortgage notes - as of December 31, 2011, we had $96.8 million of mortgage note obligations. These mortgage notes payable are secured by the related underlying property.

•
3% Senior Subordinated Convertible Notes due 2012 (“3% Convertible Notes”) - as of December 31, 2011, we had $15.1 million in aggregate principal amount of our 3% Convertible Notes outstanding, offset by $0.4 million of unamortized discount. We are required to pay interest on the 3% Convertible Notes on March 15 and September 15 of each year until their maturity on September 15, 2012.

•
7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - as of December 31, 2011, we had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We are required to pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•
8.375% Senior Subordinated Notes due 2020 (“8.375% Notes”) - as of December 31, 2011, we had $200.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020.

 Under the terms of the senior secured credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floor plan indebtedness, (ii) real estate loans in an aggregate amount not to exceed $29.0 million, (iii) certain refinancings, refunds, renewals or extensions of existing indebtedness, and (iv) other customary permitted indebtedness.

Credit Agreement
On October 14, 2011, we and certain of our subsidiaries entered into a credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for our senior secured credit facilities, consisting of (i) a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit, (ii) a $625.0 million new vehicle revolving floor plan facility, and (iii) a $100.0 million used vehicle revolving floor plan facility, in each case subject to limitations on borrowing availability as set out in the Credit Agreement. Subject to the compliance with certain conditions, the Credit Agreement provides that we and our dealership subsidiaries that are borrowers under the senior secured credit facilities (collectively, the “Borrowers”) have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the revolving credit facility by up to $50.0 million without lender consent. The Credit Agreement also provides that the Borrowers have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the new vehicle floor plan facility or the used vehicle floor plan facility by up to $225.0 million in the aggregate without lender consent and also subject to the compliance with certain conditions. The senior secured credit facilities mature, and all amounts outstanding thereunder will be due and payable, on October 14, 2016.
In connection with our entry into the Credit Agreement, we terminated our prior $150.0 million revolving credit facility and our prior $50.0 million used vehicle floor plan facility, neither of which had any material amounts outstanding as of the termination thereof. We used borrowings under our new vehicle floor plan facility to repay amounts outstanding under, and terminate, substantially all of our prior floor plan facilities, other than the facilities with Ford relating to the financing of new Ford and Lincoln vehicles and with certain other manufacturers for loaner vehicles, which remain in place.
Borrowings under the revolving credit facility bear interest, at our option, based on LIBOR plus 1.75% to 2.75% or the Base Rate plus 0.75% to 1.75%, in each case based on our total lease adjusted leverage ratio. The Base Rate is the highest of the (i) Bank of America prime rate, (ii) Federal Funds rate plus 0.50%, and (iii) one month LIBOR plus 1.0%.
Borrowings under the new vehicle revolving floor plan facility bear interest, at our option, based on LIBOR plus 1.5% or the Base Rate plus 0.50%. Borrowings under the used vehicle revolving floor plan facility bear interest, at our option, based on LIBOR plus 1.75% or the Base Rate plus 0.75%.
Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants as of December 31, 2011. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The Credit Agreement contains certain representations and covenants that we must comply with. The representations and covenants contained in the Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio and consolidated fixed charge coverage ratio (each as defined in the Credit Agreement) and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets.
The Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the revolving credit facility or the used vehicle floor plan facility could be, or result in, an event of default under the new vehicle floor plan facility, and vice versa. Upon the occurrence of an event of default, we could be required to immediately repay all amounts outstanding under the applicable facility.

Our guarantees under our master loan agreement with Wachovia Bank, National Association and Wachovia Financial Services, Inc. also require compliance with certain financial covenants, including a consolidated current ratio, consolidated fixed charge coverage ratio and an adjusted net worth calculation. The Wachovia master loan agreement currently restricts our ability to incur new indebtedness from real estate loans to an aggregate of $29.0 million. At our option and with 30 days' written notice, the indebtedness limitation may be removed in conjunction with the reinstatement of our compliance with a total leverage ratio.
Certain of our lease agreements also require compliance with various financial covenants and incorporate by reference the financial covenants set forth in the Credit Agreement. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (b) eviction from the premises; and (c) the landlord would have a claim for any or all of the following: (i) damages suffered by landlord by reason of the default, equal to rent and other amounts payable by tenant under the lease prior to the default plus other fees and costs incurred by landlord; and (ii) additional damages, either payable monthly in an amount equal to the rent due under the lease less the amount of rent, if any, received by the landlord from a substitute tenant, or payable in a lump sum equal to the present value of the sum of the amount by which all remaining sums due under the lease exceeds the fair market rental value of the premises for the same period, plus landlord's expense and value of all vacancy periods projected by landlord to be incurred in connection with reletting the premises.
Subordinated Note Repurchases
Our board of directors has authorized us, from time to time, to repurchase various of our senior subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase our senior subordinated notes is dependent upon prevailing market conditions, our liquidity position, applicable limitations in any agreements to which we are a party, and other factors. Currently, the Credit Agreement allows us to purchase at least $25.0 million of our debt securities per calendar year, subject to increase based on availability under senior secured credit facilities. In February 2011, in accordance with the terms of our prior credit agreement, our board of directors authorized us to use up to $30.0 million of cash to repurchase outstanding 3% Convertible Notes, 7.625% Notes or 8.375% Notes, which authorization expires February 28, 2012. This authority supersedes and replaces the previous authorization under which we had repurchased $25.2 million of 3% Convertible Notes. During 2011, we repurchased $14.4 million of 3% Convertible Notes in private transactions, which reduced our authorization to repurchase our senior subordinated notes to $15.6 million as of December 31, 2011.
Stock Repurchases
In December 2010, our board of directors authorized the repurchase of up to $25.0 million of our common stock. In July
2011, our board of directors increased the authorization to repurchase common stock, resulting in $45.0 million of remaining repurchase capacity. During 2011, we repurchased 2,566,096 million shares for a total of $44.8 million.
During 2011, we also repurchased 226,214 shares of our common stock for $4.3 million from employees in connection with a net share settlement feature of employee equity-based awards.
Contractual Obligations
As of December 31, 2011, we had the following contractual obligations (in millions):

	Payments due by period
	2012	2013	2014	2015	2016	Thereafter	Total
Floor plan notes payable	$434.0	$—	$—	$—	$—	$—	$434.0
Operating leases	39.5	36.6	34.1	32.0	31.7	135.4	309.3
Long-term debt (a)	19.5	41.4	2.1	18.0	0.9	377.1	459.0
Interest on long-term debt (b)	32.3	31.5	30.8	30.4	30.1	76.2	231.3
Deferred compensation obligations (c)	7.7	—	—	—	—	—	7.7
Employee compensation obligations	0.5	—	—	—	—	—	0.5
Total	$533.5	$109.5	$67.0	$80.4	$62.7	$588.7	$1,441.8

(a)	Does not include $0.4 million unamortized discount that reduces the book value of our 3% Convertible Notes.

(b)	Includes variable interest calculated using an estimated LIBOR rate of 0.30%.

(c)
In February 2012, our Board of Directors elected to terminate the Asbury Wealth Accumulation Plan (the "Deferred Compensation Plan"). As a result of this decision, we reclassified $7.7 million of liabilities associated with the Deferred Compensation Plan from Other Long-Term Liabilities to Other Current Assets and Accounts Payable on our Consolidated Balance Sheet as of December 31, 2011.

Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade"), and all floor plan notes payable relating to pre-owned vehicles (together referred to as “Floor Plan Notes Payable - Non-Trade”), are classified as financing activities on the accompanying Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable - Trade”) is classified as an operating activity on the accompanying Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity in the accompanying Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. Repayments of Floor Plan Notes Payable - Trade associated with divestitures are classified as an operating activity. Repayments of Floor Plan Notes Payable - Non-Trade associated with divestitures are classified as a financing activity.
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

	For the Year Ended December 31,
	2011	2010	2009
	(In millions)
Reconciliation of Cash (used in) provided by operating activities to Cash provided by operating activities, as adjusted
Cash (used in) provided by operating activities, as reported	$(181.1)	$9.9	$110.9
New vehicle floor plan borrowings (repayments)—non-trade, net	291.4	7.3	(55.8)
Floor plan notes payable—trade divestitures	24.8	5.9	10.2
Cash provided by operating activities, as adjusted	$135.1	$23.1	$65.3

Operating Activities—
Net cash used in operating activities totaled $181.1 million for the year ended December 31, 2011. Net cash provided by operating activities totaled $9.9 million and $110.9 million for the years ended December 31, 2010 and 2009, respectively. Net cash provided by operating activities, as adjusted, totaled $135.1 million, $23.1 million and $65.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $112.0 million increase in our cash provided by operating activities, as adjusted, for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily the result of the following:

•
$100.9 million related to a decrease in inventory, net of floor plan notes payable, primarily as a result of limited availability of new inventory as a result of the natural disasters and related events in Japan in early 2011;

•
$39.0 million related to the timing of collection of accounts receivable and contracts-in-transit during 2011 as compared to 2010, primarily related to the collection of accounts receivable from our heavy truck business, which was sold in the first quarter of 2011; and

•	$13.5 million related to a net decrease in other current assets primarily related to a decrease in our prepaid taxes and loaner inventory.

The increase in our cash provided by operating activities, as adjusted, was partially offset by:

•
$16.0 million related to the decrease in accounts payable and accrued expenses as a result of (i) increased business activities during 2011 as compared to 2010 and (ii) our decision to terminate an interest rate swap in 2011; and

•a $25.4 million decrease in net income adjusted for non-cash items.

Investing Activities—
Net cash provided by investing activities totaled $34.3 million and $16.1 million for the years ended December 31, 2011 and 2009, respectively. Net cash used in investing activities totaled $68.9 million for the year ended December 31, 2010. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate and lease buyouts, were $22.4 million, $22.7 million and $7.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Real estate related capital expenditures totaled $18.0 million, $7.4 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, we purchased previously leased property for $30.3 million during 2011. Our capital investments currently consist primarily of real estate purchases, upgrades to our existing facilities and equipment purchases. We expect that capital expenditures during 2012 will total approximately $50.0 million, excluding the purchase of real estate. As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Proceeds from the sale of assets totaled $104.4 million, $17.7 million and $25.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in the proceeds from the sale of assets for the years ended December 31, 2011, 2010 and 2009, were $39.6 million, $7.0 million and $14.9 million, respectively, associated with the sale of inventory in connection with the sale of twelve franchises (five dealership locations), one franchise (one dealership location), and four franchises (three dealership locations), respectively. We continuously monitor the profitability and market value of our dealerships and may, under certain conditions, strategically divest certain dealerships.
Financing Activities—
Net cash provided by financing activities totaled $136.9 million for the year ended December 31, 2011. Net cash used in financing activities totaled $4.4 million and $133.9 million for the years ended December 31, 2010 and 2009, respectively.
During 2011, non-trade floor plan borrowings, net of repayments totaled $291.4 million as a result of our entrance into the Credit Agreement, under which the majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles. In connection with our entrance into the Credit Agreement, we also paid $4.3 million in debt issuance costs.
During 2011, we also made non-trade floor plan repayments of $14.8 million related to the divestiture of our heavy trucks business.
The proceeds from borrowings during 2010 were primarily the result of the issuance of $200.0 million of the 8.375% Notes.

Repayments of borrowings totaled $96.7 million, $240.1 million and $76.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2011, we repaid $74.6 million of mortgage notes payable prior to their associated maturity, including $5.1 million associated with sale of our heavy trucks business, and repurchased $14.4 million of 3% Convertible Notes in a private transaction. The repayments during 2010 were primarily related to the repurchase of $179.4 million of our 8% Notes and $25.2 million of our 3% Convertible Notes.
During 2011, we repurchased a total of 2,566,096 shares of our common stock under our authorized repurchase program for $44.8 million. In 2011, we also repurchased 226,214 shares of our common stock for $4.3 million from employees in connection with a net share settlement feature of employee share-based awards.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $45.6 million under these agreements as of December 31, 2011, with an additional $10.0 million available to repurchase common stock only.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 19 and 20 of our accompanying consolidated financial statements.
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
F&I Chargeback Reserve—
We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a customer prepays or defaults on a retail sales contract or cancels an insurance or warranty contract. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally total between 10% and 14% of F&I revenues. Our F&I chargebacks from continuing operations for the years ended December 31, 2011, 2010 and 2009 were $16.8 million, $13.7 million, and $11.9 million, respectively. Our chargeback reserves were $14.5 million and $12.5 million as of December 31, 2011 and December 31, 2010, respectively. Total chargebacks as a percentage of F&I revenue for the years ended December 31, 2011 and 2010, were 12%, respectively. A 1% change in our estimate for all our products would have changed finance and insurance, net on our accompanying Consolidated Statement of Income for the year ended December 31, 2011 by approximately $1.6 million.
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
Our used vehicle loss histories have indicated that our losses range between 3% and 6% of our used vehicle inventory. Our used vehicle losses for the years ended December 31, 2011, 2010 and 2009 were $9.6 million, $10.4 million and $9.7 million, respectively. As of December 31, 2011, our used vehicle loss reserve was $3.1 million, or 3.7% of used vehicle inventory. As of December 31, 2010, our used vehicle loss reserve was $2.9 million, or 3.7% of used vehicle inventory. As of December 31, 2011, each 1% change in our estimate would change our used vehicle reserve approximately $0.9 million.
Insurance Reserves—
We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers, such as account administrators and actuaries, to help us accumulate and assess this information. As of December 31, 2011 and December 31, 2010, we had $14.8 million and $13.8 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Expenses associated with employee medical, workers compensation, property and general liability claims from continuing operations, including premiums for insurance coverage, for the years ended December 31, 2011, 2010 and 2009, totaled $22.0 million, $20.8 million and $23.5 million, respectively.
Manufacturer Franchise Rights—
Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Due to the fact that manufacturer franchise rights are specific to the location in which we acquire a dealership, we have determined that the dealership is the reporting unit for purposes of testing franchise rights for impairment. We do not amortize manufacturer franchise rights.
We review indefinite lived manufacturer franchise rights for impairment annually on October 1st of each year, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that manufacturer franchise rights become impaired due to decreases in fair market value of our individual franchises.
The significant estimates and assumptions used by management in assessing the recoverability of manufacturer franchise rights are estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of manufacturer franchise rights can vary within a range of outcomes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $509.8 million of total variable interest rate debt (including floor plan notes payable) outstanding as of December 31, 2011, a 1% change in interest rates could result in a change of as much as $5.1 million to our annual other interest expense.
We received $18.9 million of interest credit assistance from certain automobile manufacturers during the year ended December 31, 2011. Interest credit assistance reduced cost of sales (including amounts classified as discontinued operations) for the year ended December 31, 2011 by $18.9 million and reduced new vehicle inventory by $4.1 million and $4.1 million as of December 31, 2011 and December 31, 2010, respectively. Although we can provide no assurance as to the amount of future floor plan interest credit assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.
Hedging Risk—
We have an interest rate swap agreement which had a notional principal amount of $21.0 million as of December 31, 2011. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap was reduced through July 2011, when the notional principal amount increased to $21.5 million, and then began to reduce over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
In November 2011, we chose to terminate an interest rate swap, which resulted in a cash payment of $7.2 million, which equaled the fair market value of the swap agreement at the point of termination. Included in Accumulated Other Comprehensive Loss on our Consolidated Balance Sheet as of December 31, 2011, was $6.5 million ($4.0 million, net of tax) of unrecognized amortization related to our terminated cash flow swap, which is being amortized through May 2013 as a component of Swap Interest Expense on the accompanying Consolidated Statements of Income. The terminated swap liability is being amortized as a result of the probability of the original hedged item (interest payments) continuing to occur. Amortization of this terminated cash flow swap totaled $0.6 million for the year ended December 31, 2011. Amortization of this terminated cash flow swap will total approximately $4.6 million for the year ended December 31, 2012.
In June 2011, one of our interest rate swap agreements matured. This swap had been designed to provide a hedge against changes in variable rate cash flows, and had qualified for cash flow hedge accounting treatment.  The maturity of this swap did not have a material impact our Consolidated Financial Statements.
For additional information about the effect of our derivative instruments on the accompanying consolidated financial statements, see Note 14 “Financial Instruments and Fair Value” of the notes thereto.
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
We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of December 31, 2011, the strike price was $44.74 as a result of certain dividend payments. Under the terms of the warrant transactions we are required to issue shares of our common stock to the Counterparties in the event of a conversion of our 3% Convertible Notes at a strike price above $33.73.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asbury Automotive Group, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asbury Automotive Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Atlanta, Georgia
February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

We have audited Asbury Automotive Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Asbury Automotive Group, Inc.'s (the “Company”) management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Asbury Automotive Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Asbury Automotive Group, Inc. and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Atlanta, Georgia
February 22, 2012

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11.4	$21.3
Contracts-in-transit	106.9	80.6
Accounts receivable (net of allowance of $1.3 and $0.7, respectively)	79.0	102.6
Inventories	519.5	547.4
Deferred income taxes	9.6	7.6
Assets held for sale	2.8	60.7
Other current assets	63.3	56.6
Total current assets	792.5	876.8
PROPERTY AND EQUIPMENT, net	510.8	458.9
GOODWILL	18.7	18.9
DEFERRED INCOME TAXES, net of current portion	41.4	61.5
OTHER LONG-TERM ASSETS	56.0	70.2
Total assets	$1,419.4	$1,486.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$65.5	$344.6
Floor plan notes payable—non-trade	368.5	80.0
Current maturities of long-term debt	19.5	8.9
Accounts payable and accrued liabilities	182.8	170.1
Liabilities associated with assets held for sale	—	32.2
Total current liabilities	636.3	635.8
LONG-TERM DEBT	439.1	534.9
OTHER LONG-TERM LIABILITIES	17.4	28.5
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 38,911,704 and 37,597,481 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	482.6	463.4
Accumulated deficit	(27.8)	(95.7)
Treasury stock, at cost; 7,591,498 and 4,799,188 shares, respectively	(124.1)	(75.0)
Accumulated other comprehensive loss	(4.5)	(6.0)
Total shareholders’ equity	326.6	287.1
Total liabilities and shareholders’ equity	$1,419.4	$1,486.3
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2011	2010	2009
REVENUES:
New vehicle	$2,307.2	$2,147.2	$1,830.1
Used vehicle	1,250.1	1,078.2	894.8
Parts and service	577.9	556.5	557.2
Finance and insurance, net	141.5	115.3	89.7
Total revenues	4,276.7	3,897.2	3,371.8
COST OF SALES:
New vehicle	2,151.8	2,005.2	1,700.1
Used vehicle	1,148.1	986.7	816.2
Parts and service	255.8	254.7	271.0
Total cost of sales	3,555.7	3,246.6	2,787.3
GROSS PROFIT	721.0	650.6	584.5
OPERATING EXPENSES:
Selling, general and administrative	549.9	502.6	467.6
Depreciation and amortization	22.7	20.9	21.9
Other operating expense (income), net	14.5	0.2	(1.3)
Income from operations	133.9	126.9	96.3
OTHER EXPENSE:
Floor plan interest expense	(9.6)	(9.4)	(10.8)
Other interest expense, net	(39.6)	(36.3)	(36.2)
Swap interest expense	(5.5)	(6.6)	(6.6)
Convertible debt discount amortization	(0.8)	(1.4)	(1.8)
(Loss) gain on extinguishment of long-term debt	(0.8)	(12.6)	0.1
Total other expense, net	(56.3)	(66.3)	(55.3)
Income before income taxes	77.6	60.6	41.0
INCOME TAX EXPENSE	29.6	23.2	15.3
INCOME FROM CONTINUING OPERATIONS	48.0	37.4	25.7
DISCONTINUED OPERATIONS, net of tax	19.9	0.7	(12.3)
NET INCOME	$67.9	$38.1	$13.4
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.51	$1.16	$0.80
Discontinued operations	0.63	0.02	(0.38)
Net income	$2.14	$1.18	$0.42
Diluted—
Continuing operations	$1.47	$1.12	$0.78
Discontinued operations	0.61	0.02	(0.37)
Net income	$2.08	$1.14	$0.41
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	31.8	32.2	32.0
Stock options	0.6	0.5	0.5
Restricted stock	0.1	0.3	0.3
Performance share units	0.1	0.2	0.1
Restricted share units	—	0.1	—
Diluted	32.6	33.3	32.9

 See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2008	36,711,885	$0.4	$453.5	$(147.2)	4,760,218	$(74.5)	$(5.6)	$226.6
Comprehensive Income (Loss):
Net Income	—	—	—	13.4	—	—	—	13.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.3 tax benefit	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of terminated cash flow swaps, net of $(0.2) tax expense	—	—	—	—	—	—	0.4	0.4
Comprehensive income	—	—	—	13.4	—	—	(0.1)	13.3
Share-based compensation	—	—	2.8	—	—	—	—	2.8
Issuance of common stock in connection with share-based payment arrangements, including $(0.4) tax deficit	488,672	—	1.0	—	10,006	(0.1)	—	0.9
Balances, December 31, 2009	37,200,557	$0.4	$457.3	$(133.8)	4,770,224	$(74.6)	$(5.7)	$243.6
Comprehensive Income (Loss):
Net Income	—	—	—	38.1	—	—	—	38.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.4 tax benefit	—	—	—	—	—	—	(0.6)	(0.6)
Amortization of terminated cash flow swaps, net of $(0.2) tax expense	—	—	—	—	—	—	0.3	0.3
Comprehensive income	—	—	—	38.1	—	—	(0.3)	37.8
Share-based compensation	—	—	5.1	—	—	—	—	5.1
Issuance of common stock in connection with share-based payment arrangements, including $(0.4) tax deficit	396,924	—	1.0	—	—	—	—	1.0
Repurchase of common stock associated with net shares settlement of employee share-based awards	—	—	—	—	20,264	(0.3)	—	(0.3)
Purchase of treasury shares	—	—	—	—	8,700	(0.1)	—	(0.1)
Balances, December 31, 2010	37,597,481	$0.4	$463.4	$(95.7)	4,799,188	$(75.0)	$(6.0)	$287.1
Comprehensive Income (Loss):
Net income	—	—	—	67.9	—	—	—	67.9
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.9 tax expense	—	—	—	—	—	—	1.3	1.3
Amortization of terminated cash flow swaps, net of $(0.1) tax expense	—	—	—	—	—	—	0.2	0.2
Comprehensive income	—	—	—	67.9	—	—	1.5	69.4
Share-based compensation	—	—	8.8	—	—	—	—	8.8
Issuance of common stock in connection with share-based payment arrangements, including $3.8 excess tax benefit	1,314,223	—	10.4	—	—	—	—	10.4
Repurchase of common stock associated with net shares settlement of employee share-based awards	—	—	—	—	226,214	(4.3)	—	(4.3)
Purchase of treasury shares	—	—	—	—	2,566,096	(44.8)	—	(44.8)
Balances, December 31, 2011	38,911,704	$0.4	$482.6	$(27.8)	7,591,498	$(124.1)	$(4.5)	$326.6
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2011	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$67.9	$38.1	$13.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities—
Depreciation and amortization	22.7	20.9	21.9
Stock-based compensation	8.8	5.1	2.8
Deferred income taxes	17.2	24.5	18.2
Loss (gain) on extinguishment of debt	0.8	12.6	(0.1)
Loaner vehicle amortization	8.2	8.1	7.4
Excess tax benefit on share-based arrangements	(3.8)	(0.4)	—
Impairment expenses	1.1	5.1	5.5
Gain on sale of assets, net	(35.0)	(0.3)	(2.9)
Other adjustments, net	4.7	4.3	13.6
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(26.3)	(18.8)	2.0
Accounts receivable	1.0	(46.3)	(18.6)
Proceeds from the sale of accounts receivable	22.0	22.8	21.9
Inventories	56.3	(24.7)	206.8
Other current assets	(36.6)	(50.1)	(44.3)
Floor plan notes payable—trade	(269.4)	(4.2)	(124.0)
Floor plan notes payable—trade divestitures	(24.8)	(5.9)	(10.2)
Accounts payable and accrued liabilities	7.9	16.8	(4.6)
Swap termination settlement	(7.1)	—	—
Other long-term assets and liabilities, net	3.3	2.3	2.1
Net cash (used in) provided by operating activities	(181.1)	9.9	110.9
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(22.4)	(22.7)	(7.2)
Purchase of real estate	(18.0)	(7.4)	(1.1)
Purchase of previously leased real estate	(30.3)	—	—
Acquisitions	—	(60.5)	—
Proceeds from the sale of assets	104.4	17.7	25.1
Other investing activities	0.6	4.0	(0.7)
Net cash provided by (used in) investing activities	34.3	(68.9)	16.1
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	1,208.7	410.7	329.6
Floor plan borrowings—acquisitions	—	13.9	—
Floor plan repayments—non-trade	(917.3)	(404.4)	(384.3)
Floor plan repayments—non-trade divestitures	(14.8)	—	(2.9)
Proceeds from borrowings	—	222.5	0.9
Repayments of borrowings	(96.7)	(240.1)	(76.3)
Payment of debt issuance costs	(4.3)	(7.6)	(2.2)
Purchases of treasury stock, including shares associated with net share settlement of employee share-based awards	(49.1)	(0.4)	(0.1)
Excess tax benefit on share-based arrangements	3.8	0.4	—
Proceeds from the exercise of stock options	6.6	0.6	1.4
Net cash provided by (used in) financing activities	136.9	(4.4)	(133.9)
Net decrease in cash and cash equivalents	(9.9)	(63.4)	(6.9)
CASH AND CASH EQUIVALENTS, beginning of period	21.3	84.7	91.6
CASH AND CASH EQUIVALENTS, end of period	$11.4	$21.3	$84.7

See Note 18 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2011, 2010 and 2009)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 99 franchises (79 dealership locations) in 18 metropolitan markets within 10 states as of December 31, 2011. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of December 31, 2011, we offered 30 domestic and foreign brands of new vehicles. Our current brand mix is weighted 84% towards luxury and mid-line import brands, with the remaining 16% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, those relating to inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance ("F&I") products, certain assumptions related to intangible and long-lived assets, reserves for insurance programs, reserves for certain legal or similar proceedings relating to our business operations, realization of deferred tax assets and reserves for estimated tax liabilities.
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

We receive assistance from certain automobile manufacturers in the form of advertising and interest credits. Manufacturer advertising credits that are reimbursements of costs associated with specific advertising programs are recognized as a reduction of advertising expense in the period they are earned. All other manufacturer advertising and interest credits are accounted for as purchase discounts and are recorded as a reduction of inventory and recognized as a reduction to New Vehicle Cost of Sales in the accompanying Consolidated Statements of Income in the period the related vehicle is sold.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Depreciation is included in Depreciation and Amortization and Discontinued Operations, net of tax, on the accompanying Consolidated Statements of Income. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the useful life of the related asset. The ranges of estimated useful lives are as follows (in years):

Buildings and improvements	10-40
Machinery and equipment	5-10
Furniture and fixtures	3-10
Company vehicles	3-5
Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of such assets, are expensed as incurred.
We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected to result from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate an impairment equal to the excess of the carrying amount over the fair market value, and the impairment loss would be charged to operations in the period identified. As a result of impairment tests conducted in 2011, 2010 and 2009, we recorded only immaterial impairments of certain of our property and equipment in those periods.
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
Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The fair market value of our manufacturer franchise rights, which are included in Other Long Term Assets on the accompanying Consolidated Balance Sheets, is determined at the acquisition date through discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing our manufacturer franchise rights would expire, we expect that we would be able to renew those agreements in the ordinary course of business. Due to the fact that manufacturer franchise rights are specific to each dealership, we have determined that the dealership is the reporting unit for purposes of testing franchise rights for impairment.
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

We completed our annual intangible impairment tests as of October 1, 2011, and no impairment of goodwill or other intangible assets was recognized as a result of such tests.

Debt Issuance Costs

Debt issuance costs are capitalized and included in Other Long-Term Assets in the accompanying Consolidated Balance Sheets. Debt issuance costs are amortized to Other Interest Expense, net and Floor Plan Interest Expense in the accompanying Consolidated Statements of Income through maturity using either the effective interest method or straight line method.
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
The effective portion of the gain or loss on our cash flow hedges is reported as a component of Accumulated Other Comprehensive Loss on the accompanying Consolidated Balance Sheets and reclassified to Swap Interest Expense in the accompanying Consolidated Statements of Income in the same period during which the hedged transaction affects earnings.
Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which have the same critical terms of the defined hedged items. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Consolidated Statements of Income.
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
Internal Profit
Revenues and expenses associated with the internal work performed by our parts and service departments on new and used vehicle inventory are eliminated in consolidation. The gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales on the accompanying Consolidated Statements of Income. The costs incurred by our new and used departments for work performed by our parts and service departments is included in either New Vehicle Cost of Sales or Used Vehicle Cost of Sales on the accompanying Consolidated Statements of Income, depending on the classification of the vehicle serviced. We maintain an internal profit reserve for internal profit on vehicles that have not been sold.

Share-Based Compensation
We record share-based compensation expense under the fair value method on a straight-line basis over the vesting period, unless the awards are subject to performance conditions, in which case we recognize the expense over the requisite service period of each separate vesting tranche.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2.4 million and 4.9 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares of common stock, the premium received for selling the warrants was recorded as an increase to additional paid-in capital, together with any cash that would be received upon exercise. In addition, our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Convertible Notes”) are convertible into shares of our common stock at a current conversion price of $33.73 per share. The shares issuable upon exercise of these warrants and conversion of our 3% Convertible Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share in any period presented because their inclusion would be anti-dilutive. The maximum number of shares of common stock issuable upon conversion of our 3% Convertible Notes as of December 31, 2011 was 2.2 million shares.
Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts. Advertising expense from continuing operations totaled $26.6 million, $25.6 million and $26.3 million for the years ended December 31, 2011, 2010 and 2009, net of earned advertising credits and volume discounts of $9.6 million, $10.3million and $3.3 million, respectively, and is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income.
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
Discontinued Operations
Certain amounts reflected in the accompanying Consolidated Balance Sheets have been classified as Assets Held for Sale or Liabilities Associated with Assets Held for Sale, with such classification beginning on the date that the assets and associated liabilities were first considered held for sale. When such assets and associated liabilities are subsequently removed from Assets Held for Sale and Liabilities Associated with Assets Held for Sale, we reclassify our prior period balance sheets to reflect the current operating status of such assets and associated liabilities.
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
Amounts in the accompanying Consolidated Statements of Income for the years ended December 31, 2010 and December 31, 2009 have been reclassified to reflect the results of franchises sold during 2011 as if we had classified those franchises as discontinued operations for all years presented.

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
Loaner vehicles account for a significant portion of Other Current Assets in the accompanying Consolidated Statements of Cash Flows. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. Loaner vehicles are initially used by our service department for only a short period of time (typically six to twelve months) before we seek to sell them. Therefore we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventories on the accompanying Consolidated Statements of Cash Flows.
Business and Credit Concentration Risk
Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash deposits. We maintain cash balances at financial institutions with strong credit ratings. Generally, amounts invested with financial institutions are in excess of FDIC insurance limits.
We have substantial debt service obligations. As of December 31, 2011, we had total debt of $459.0 million, excluding floor plan notes payable and the unamortized discount on our 3% Convertible Notes on our accompanying Consolidated Balance Sheet. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures or for other purposes, which borrowings are subject to the restrictions contained in the credit agreement governing our senior secured credit facilities and the indentures governing our 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes") and our 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes"). We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
We are subject to operating and financial restrictions and covenants in certain of our leases and in our debt instruments, including the credit agreement governing our senior secured credit facilities, the indentures under our 8.375% Notes and our 7.625% Notes, and the mortgage agreements and related mortgage guarantees held with Wachovia Bank, National Association and Wachovia Financial Services, Inc. and certain of our other mortgage obligations. These agreements contain restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments). These agreements may also require us to maintain compliance with certain financial and other ratios. Our failure to comply with any of these covenants in the future would constitute a default under the relevant agreement, which would, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to apply our available cash to repay these borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; and/or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition or results of operations. In many cases, a default under one of our debt or mortgage, agreements could trigger cross default provisions in one or more of our other debt or mortgages.
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
A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2011, brands representing 5% or more of our revenues from new vehicle sales were as follows:

Brand	% of Total New Vehicle Revenues
Honda	20%
Nissan	13%
Toyota	10%
BMW	10%
Mercedes-Benz	7%
Ford	9%
Lexus	5%
Acura	5%
No other brand accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2011.

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

3. ACQUISITIONS
Results of acquired dealerships are included in our accompanying Consolidated Statements of Income commencing on the date of acquisition.
We did not acquire any dealerships during the year ended December 31, 2011. In the fourth quarter of 2010, we acquired nine franchises (four dealership locations) for an aggregate purchase price of $77.5 million. We financed these acquisitions with (i) $46.6 million of cash, (ii) $13.9 million of floor plan borrowings for the purchase of the related new vehicle inventory and (iii) $17.0 million of a seller financed mortgage note payable for the purchase of land and buildings associated with five of those franchises (three dealership locations).
Two of the franchises acquired thereafter became part of our heavy truck business. In December 2010, we entered into a contract to sell our heavy truck business. As a result the assets and liabilities associated with these franchises were classified as Assets Held for Sale and Liabilities Associated with Assets Held for Sale as of December 31, 2010.
Below is the allocation of purchase price for acquisitions completed during 2010. The $39.0 million of goodwill and manufacturer franchise rights will be deductible for federal and state income taxes ratably over a fifteen year period.

December 31, 2010
(In millions)
Inventory	$17.4
Property and equipment	21.1
Goodwill	20.5
Manufacturer Franchise rights	18.5
Total purchase price	$77.5

During the year ended December 31, 2011, we were awarded one Fisker franchise, which was added to our Plaza dealership locations in St. Louis, Missouri. We did not pay any amounts in connection with being awarded this franchise.
During the year ended December 31, 2010, we were awarded two Sprinter franchises, which were added to our Mercedes-Benz locations in St. Louis, Missouri and Tampa, Florida. We did not pay any amounts in connection with being awarded these two franchises.
The pro forma consolidated statements of operations as if the results of these acquisitions had been included in our consolidated results for the entire year ended December 31, 2010 would not have been materially different from our reported consolidated statements of operations for these periods.

4. ACCOUNTS RECEIVABLE
We have agreements to sell certain of our trade receivables, without recourse as to credit risk, in an amount not to exceed $25.0 million annually. The receivables are sold at a discount, which is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income . The discounts totaled $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. During the years ended December 31, 2011, 2010 and 2009, $22.6 million, $23.4 million and $22.5 million of receivables, respectively, were sold under these agreements and were reflected as reductions of trade accounts receivable.

5. INVENTORIES
Inventories consist of the following:

	As of December 31,
	2011	2010
	(In millions)
New vehicles	$400.0	$436.1
Used vehicles	82.0	74.8
Parts and accessories	37.5	36.5
Total inventories	$519.5	$547.4
The lower of cost or market reserves reduced total inventory cost by $5.2 million and $4.6 million as of December 31, 2011 and December 31, 2010, respectively. In addition to the inventories shown above, we had $31.3 million of inventory as of December 31, 2010, classified as Assets Held for Sale on the accompanying Consolidated Balance Sheets as they are associated with franchises held for sale. As of December 31, 2011 and December 31, 2010, certain automobile manufacturer incentives reduced new vehicle inventory cost by $4.9 million and $5.1 million, respectively, and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2011 , 2010 and 2009 by $20.7 million, $19.1 million and $20.1 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
During the year ended December 31, 2011, we sold (i) our heavy truck business in Atlanta, Georgia (as discussed further below), (ii) two franchises (two dealership locations) and (iii) one additional ancillary business. There were no assets and liabilities associated with pending dispositions as of December 31, 2011. Assets and liabilities associated with pending dispositions as of December 31, 2010 totaled $48.0 million and $32.2 million, respectively.
Real estate not currently used in our operations that we are actively marketing to sell totaled $2.8 million and $12.7 million as of December 31, 2011 and December 31, 2010, respectively. During the year ended December 31, 2011, we sold $8.8 million of real estate that was not currently used in our operations and recognized impairments in value totaling $1.1 million on the remaining real estate not currently used in our operations. There were no liabilities associated with our real estate assets held for sale as of December 31, 2011 or December 31, 2010.
During the year ended December 31, 2011, we sold our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center, for a total net pre-tax gain of approximately $25.7 million, which is included in Discontinued Operations, net on our Consolidated Statement of Income. The assets associated with this divestiture consisted of (in millions):

Inventories	$30.7
Property and equipment, net	12.7
Goodwill	1.6
Total assets	$45.0
Proceeds from the sale of these assets were used, in part, to repay $33.7 million of floor plan notes payable associated with new vehicle inventory and $5.1 million of mortgage notes payable associated with certain property and equipment included in the sale.
In addition, during the first quarter of 2011, we removed certain assets held for sale and liabilities associated with assets held for sale related to one franchise (one dealership location) as a result of our decision to operate this store instead of market it for sale. As a result, we reclassified the assets and liabilities associated with this franchise from Assets Held for Sale and Liabilities Associated with Assets Held for Sale to (i) Inventory, (ii) Property and Equipment, net and (iii) Floor Plan Notes Payable - Non-Trade on the Consolidated Balance Sheet as of December 31, 2010.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of December 31,
	2011	2010
	(In millions)
Assets:
Inventories	$—	$31.3
Property and equipment, net	2.8	25.6
Goodwill	—	1.6
Other	—	2.2
Total assets	2.8	60.7
Liabilities:
Floor plan notes payable	—	27.0
Mortgage notes payable	—	5.2
Total liabilities	—	32.2
Net assets held for sale	$2.8	$28.5

7. OTHER CURRENT ASSETS
Other current assets consist of the following:

	As of December 31,
	2011	2010
	(In millions)
Service loaner vehicles	$43.6	$41.2
Cash surrender value of corporate-owned life insurance policies	10.7	—
Prepaid taxes	3.4	9.4
Prepaid rent	0.5	0.7
Other	5.1	5.3
Other current assets	$63.3	$56.6

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	As of December 31,
	2011	2010
	(In millions)
Land	$208.0	$171.9
Buildings and leasehold improvements	343.4	316.3
Machinery and equipment	65.8	66.1
Furniture and fixtures	29.1	28.9
Company vehicles	7.8	7.0
Total	654.1	590.2
Less—Accumulated depreciation	(143.3)	(131.3)
Property and equipment, net	$510.8	$458.9
During the years ended December 31, 2011, 2010 and 2009, we capitalized $0.4 million, $0.5 million and $0.4 million, respectively, of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation and capital lease amortization expense from continuing operations was $22.7 million, $20.9 million and $21.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.
We have multiple mortgage agreements with various lenders. For a detailed description of our mortgage agreements, refer to our “Long-Term Debt” footnote below. As of December 31, 2011 and 2010, we had total mortgage notes payable outstanding of $96.8 million and $178.0 million, respectively, of which $5.2 million was classified as Liabilities Held for Sale on the accompanying Consolidated Balance Sheet as of December 31, 2010. These obligations were collateralized by the related real estate with a carrying value of $150.9 million and $276.4 million as of December 31, 2011 and 2010, respectively.
Due to events and circumstances specific to each reporting period, we performed certain interim period impairment tests during 2011, 2010 and 2009. We compared the carrying value of our assets held for sale to estimates of fair values determined with the assistance of third-party desktop appraisals and real estate brokers. The impairment tests indicated an impairment of certain of our property and equipment. As a result, we recognized impairment expenses of $1.1 million, $5.1 million and $5.5 million during 2011, 2010 and 2009, respectively. Impairment expenses for 2010 and 2009 included $2.1 million and $4.8 million, respectively, included in Discontinued Operations, net on our Consolidated Statements of Income.

9. GOODWILL
Our acquisitions have resulted in the recording of goodwill, which is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	Gross Carrying Amount	Less: Accumulated Impairment	Net
	(In millions)
Balance as of December 31, 2009	$537.7	$(537.7)	$—
Acquisitions	20.5	—	20.5
Reclassified to assets held for sale	(1.6)	—	(1.6)
Balance as of December 31, 2010	556.6	(537.7)	18.9
Divestitures	(0.2)	—	(0.2)
Balance as of December 31, 2011	$556.4	$(537.7)	$18.7

10. OTHER LONG-TERM ASSETS

Other Long-Term Assets consist of the following:

	As of December 31,
	2011	2010
	(In millions)
Manufacturer franchise rights	$33.4	$36.3
Deferred financing costs	15.1	12.9
Cash surrender value of corporate-owned life insurance policies	2.3	13.6
Construction period rent	2.8	3.4
Other	2.4	4.0
Total other long-term assets	$56.0	$70.2

11. FLOOR PLAN NOTES PAYABLE
On October 14, 2011, we and certain of our subsidiaries entered into a credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for our senior secured credit facilities, consisting of (i) a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit (discussed further below under our "Long Term Debt" footnote), (ii) a $625.0 million new vehicle floor plan facility, and (iii) a $100.0 million used vehicle revolving floor plan facility, in each case subject to limitations on borrowing availability as set out in the Credit Agreement. Subject to the compliance with certain conditions, the Credit Agreement provides that we and our dealership subsidiaries that are borrowers under the senior secured credit facilities (collectively, the “Borrowers”) have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the new vehicle floor plan facility or the used vehicle floor plan facility by up to $225.0 million in the aggregate without lender consent and also subject to the compliance with certain conditions. The senior secured credit facilities mature, and all amounts outstanding thereunder will be due and payable, on October 14, 2016.
In connection with our entry into the Credit Agreement, we terminated our prior $50.0 million used vehicle floor plan facility, which did not have any material amounts outstanding as of the termination thereof. We used borrowings under our new vehicle floor plan facility to repay amounts outstanding under, and terminate, substantially all of our prior floor plan facilities, other than the facilities with Ford relating to the financing of new Ford and Lincoln vehicles and with certain other manufacturers for loaner vehicles, which remain in place.
Borrowings under the new vehicle floor plan facility bear interest, at our option, based on LIBOR plus 1.5% or the Base Rate plus 0.50%. Borrowings under the used vehicle revolving floor plan facility bear interest, at our option, based on LIBOR plus 1.75% or the Base Rate plus 0.75%.
In addition to the payment of interest on borrowings outstanding under the senior secured credit facilities, the Borrowers are required to pay a commitment fee on the total commitments under the senior secured credit facilities. The fees for commitments under the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility are 0.20% per annum and 0.25% per annum, respectively. The fees are payable quarterly, and began on December 5, 2011.
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory “Floor plan notes payable—trade” and all other floor plan notes payable “Floor plan notes payable—non-trade.” Upon our entrance into the Credit Agreement, the majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles, and certain loaner vehicles. As of December 31, 2011, we had $65.5 million of floor plan notes payable—trade and $368.5 million of floor plan notes payable—non-trade outstanding.

As of December 31, 2011 and 2010, we had a total of $434.0 million and $451.6 million of floor plan notes payable outstanding, respectively, including $27.0 million classified as Liabilities Associated with Assets Held for Sale as of December 31, 2010.

In conjunction with our entrance into the new vehicle floor plan facility described above, we have established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset account into our operating cash accounts within one to two days. As of December 31, 2011, we had $15.5 million in this floor plan offset account.
The representations and covenants contained in the Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio and consolidated fixed charge coverage ratio (each as defined in the Credit Agreement) and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Credit Agreement. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets. See the “Covenants” section below under our "Long Term Debt" footnote.
The Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the revolving credit facility or the used vehicle revolving floor plan facility could be, or result in, an event of default under the new vehicle revolving floor plan facility, and vice versa. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the applicable facility.
The senior secured credit facilities are guaranteed by each existing, and will be guaranteed by each future, direct and indirect domestic subsidiary of the Company, other than, at our option, any immaterial subsidiary. The new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility are each also guaranteed by the Company. The obligations under each of the revolving credit facility and the used vehicle revolving floor plan facility are collateralized by liens on substantially all of the present and future assets, other than real property, of the Company and the guarantors. The obligations under the new vehicle revolving floor plan facility are collateralized by liens on substantially all of the present and future assets, other than real property, of the borrowers under the new vehicle revolving floor plan facility.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2011	2010
	(In millions)
Accounts payable	$45.6	$43.9
Loaner vehicle notes payable	39.6	37.6
Accrued compensation	18.5	20.8
Taxes payable (non-income tax)	15.8	13.8
Accrued insurance	14.8	13.8
Accrued finance and insurance chargebacks	8.7	7.6
Deferred compensation liability	7.7	—
Accrued interest	6.9	7.4
Other	25.2	25.2
Accounts payable and accrued liabilities	$182.8	$170.1

13. LONG-TERM DEBT
Long-term debt consists of the following:

	As of December 31,
	2011	2010
	(In millions)
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($15.1 million and $29.5 million face value, respectively, net of discounts of $0.4 million and $1.7 million, respectively)	14.7	27.8
Mortgage notes payable bearing interest at fixed and variable rates (the weighted average interest rates were 4.6% and 3.6% for the years ended December 31, 2011 and 2010, respectively)	96.8	172.8
Capital lease obligations	3.9	—
	458.6	543.8
Less: current portion	(19.5)	(8.9)
Long-term debt	$439.1	$534.9
The aggregate maturities of long-term debt as of December 31, 2011, are as follows (in millions) (a):

2012	$19.5
2013	41.4
2014	2.1
2015	18.0
2016	0.9
Thereafter	377.1
$459.0
_______________________________________

(a)	Maturities do not include the $0.4 million discount which reduces the book value of our 3% Convertible Notes.
Revolving Credit Facility
As discussed above under our "Floor Plan Notes Payable" footnote, the Credit Agreement includes a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit. Under the revolving credit facility, subject to a borrowing base, we may (i) borrow up to $175.0 million, which amount may be expanded to up to $225.0 million in total credit availability upon satisfaction of certain conditions and (ii) request Bank of America to issue letters of credit on our behalf up to $50.0 million. Availability under the revolving credit facility is, in part, a function of our borrowing base. Availability is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. Based on the borrowing base calculation and the $15.7 million of outstanding letters of credit as of December 31, 2011, our available borrowings were limited to $150.2 million as of December 31, 2011. As of December 31, 2011, we did not have any borrowings outstanding under the revolving credit facility. Proceeds from borrowings from time to time under the revolving credit facility may be used for, among other things, acquisitions, working capital and capital expenditures.
In connection with our entry into the Credit Agreement, we terminated our prior $150.0 million revolving credit facility, which did not have any material amounts outstanding as of the termination thereof.
Borrowings under the revolving credit facility bear interest, at our option, based on LIBOR plus 1.75% to 2.75% or the Base Rate plus 0.75% to 1.75%, in each case based on our total lease adjusted leverage ratio. The Base Rate is the highest of the (i) Bank of America, N.A. prime rate, (ii) Federal Funds rate plus 0.50%, and (iii) one month LIBOR plus 1.0%.
In addition to the payment of interest on borrowings outstanding under the senior secured credit facilities, the Borrowers are required to pay a commitment fee on the total commitments under the senior secured credit facilities. The fee for commitments under the revolving credit facility ranges from 0.30% to 0.50% per annum, based on the Company's total lease adjusted leverage ratio. The fees are payable quarterly, and began on December 5, 2011.

The representations and covenants contained in the Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio and consolidated fixed charge coverage ratio (each as defined in the Credit Agreement) and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Credit Agreement. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets. See “Covenants” below.
8.375% Senior Subordinated Notes due 2020
We had $200.0 million in aggregate principal amount of our 8.375% Notes outstanding as of December 31, 2011. Our 8.375% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. The terms of our 8.375% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.
7.625% Senior Subordinated Notes due 2017
We had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding as of December 31, 2011. Our 7.625% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. The terms of our 7.625% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.
3% Senior Subordinated Convertible Notes due 2012
We had $15.1 million in aggregate principal amount of our 3% Convertible Notes outstanding as of December 31, 2011. If the 3% Convertible Notes are converted, we will pay cash for the principal amount of each Note and, if applicable, shares of our common stock. As of December 31, 2011, the conversion rate of our 3% Convertible Notes was equivalent to a per share stock price of $33.73. The conversion rate is subject to adjustment in some events, but is not adjusted for accrued interest. In addition to the 3% coupon interest expense that we recognize on any outstanding 3% Convertible Notes, we also recognize non-cash interest expense relative to the amortization of the discount associated with our 3% Convertible Notes through Convertible Debt Discount Amortization on our Consolidated Statements of Income. Including the impact of both the coupon interest rate and the non-cash amortization of the associated discount, our effective interest rate on our 3% Convertible Notes was approximately 6% for the years ended December 31, 2011, 2010 and 2009.
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
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and years of maturity as of December 31, 2011 and 2010:

	As of December 31, 2011			As of December 31, 2010
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Wachovia Master Loan Agreement (a)	$41.8	$75.3	2013	$122.2	$197.5	2013
Wells Fargo Mortgage(s)	21.0	32.7	2015	22.3	34.9	2011
Other mortgage debt	34.0	42.9	2018-2020	33.5	44.0	2018-2020
Total	$96.8	$150.9		$178.0	$276.4
_______________________________________

(a)
Aggregate principal outstanding and carrying value of collateralized real estate includes $5.2 million and $7.8 million, respectively, classified as Liabilities Associated with Assets Held for Sale and Assets Held for Sale, respectively, as of December 31, 2010.

Subordinated Note Repurchases
As of December 31, 2011, we had $358.3 million in aggregate principal amount of various series of our subordinated notes outstanding, including $200.0 million of 8.375% Notes, $143.2 million of 7.625% Notes and $15.1 million of 3% Convertible Notes. During 2011, we paid $14.3 million to repurchase $14.4 million of our 3% Convertible Notes.
Our board of directors has authorized us, from time to time, to repurchase various of our senior subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase our senior subordinated notes is dependent upon prevailing market conditions, our liquidity position, applicable limitations in any agreements to which we are a party, and other factors. Currently, the Credit Agreement allows us to purchase at least $25.0 million of our debt securities per calendar year, subject to increase based on availability under senior secured credit facilities. In February 2011, in accordance with the terms of our prior credit agreement, our board of directors authorized us to use up to $30.0 million of cash to repurchase outstanding 3% Convertible Notes, 7.625% Notes or 8.375% Notes, which authorization expires February 28, 2012. This authority supersedes and replaces the previous authorization under which we had repurchased $25.2 million of 3% Convertible Notes. During 2011, we repurchased $14.4 million of 3% Convertible Notes in private transactions, which reduced our authorization to repurchase our senior subordinated notes to $15.6 million as of December 31, 2011.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $45.6 million under these agreements as of December 31, 2011, with an additional $10.0 million available to repurchase common stock only.
Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2011. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The Credit Agreement contains certain representations and covenants that we must comply with. The representations and covenants contained in the Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio and consolidated fixed charge coverage ratio (each as defined in the Credit Agreement) and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets.
The Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the revolving credit facility or the used vehicle revolving floor plan facility could be, or result in, an event of default under the new vehicle floor plan facility, and vice versa. Upon the occurrence of an event of default, we could be required to immediately repay all amounts outstanding under the applicable facility.
Our guarantees under the Wachovia Master Loan Agreement also require compliance with certain financial covenants, including a consolidated current ratio, consolidated fixed charge coverage ratio and an adjusted net worth calculation. The Wachovia Master Loan Agreement currently restricts our ability to incur new indebtedness from real estate loans to an aggregate of $29.0 million. At our option and with 30 days' written notice, the indebtedness limitation may be removed in conjunction with the reinstatement of our compliance with a total leverage ratio.
Certain of our lease agreements also require compliance with various financial covenants and incorporate by reference the financial covenants set forth in the Credit Agreement. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (b) eviction from the premises; and (c) the landlord would have a claim for any or all of the following: (i) damages suffered by landlord by reason of the default, equal to rent and other amounts payable by tenant under the lease prior to the default plus other fees and costs incurred by landlord; and (ii) additional damages, either payable monthly in an amount equal to the rent due under the lease less the amount of rent, if any, received by the landlord from a substitute tenant, or payable in a lump sum equal to the present value of the sum of the amount by which all remaining sums due under the lease exceeds the fair market rental value of the premises for the same period, plus landlord’s expense and value of all vacancy periods projected by landlord to be incurred in connection with reletting the premises.

14. FINANCIAL INSTRUMENTS AND FAIR VALUE
Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying values of our financial instruments, with the exception of long-term debt, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our long-term debt is based on reported market prices. A summary of the carrying values and fair values of our 8.375% Notes, our 7.625% Notes and 3% Convertible Notes is as follows:

	As of December 31,
	2011	2010
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($15.1 million and $29.5 million face value, respectively, net of discounts of $0.4 million and $1.7 million, respectively)	14.7	27.8
Total carrying value	$357.9	$371.0

Fair Value:
8.375% Senior Subordinated Notes due 2020	$205.0	$205.8
7.625% Senior Subordinated Notes due 2017	141.8	144.1
3% Senior Subordinated Convertible Notes due 2012	14.6	29.0
Total fair value	$361.4	$378.9
We have an interest rate swap agreement which had a notional principal amount of $21.0 million as of December 31, 2011. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap was reduced through July 2011, when the notional principal amount increased to $21.5 million, and then began reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
In November 2011, we chose to terminate an interest rate swap, which resulted in a cash payment of $7.2 million, which equaled the fair market value of the swap agreement at the point of termination. Included in Accumulated Other

Comprehensive Loss on our Consolidated Balance Sheet as of December 31, 2011, was $6.5 million ($4.0 million, net of tax) of unrecognized amortization related to our terminated cash flow swap, which is being amortized through May 2013 as a component of Swap Interest Expense on the accompanying Consolidated Statements of Income. The terminated swap liability is being amortized as a result of the probability of the original hedged item (interest payments) continuing to occur. Amortization of this terminated cash flow swap totaled $0.6 million for the year ended December 31, 2011. Amortization of this terminated cash flow swap will total approximately $4.6 million for the year ended December 31, 2012.
In June 2011, one of our interest rate swap agreements matured. This swap had been designed to provide a hedge against changes in variable rate cash flows, and had qualified for cash flow hedge accounting treatment.  The maturity of this swap did not have a material impact on our Consolidated Financial Statements.
Information about the effect of derivative instruments on the accompanying Consolidated Statements of Income (in millions):

For the Year Ended December 31,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified out of AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2011	Interest rate swaps	$(3.1)	Swap interest expense	$(4.1)	$(0.3)	$—	N/A
2010	Interest rate swaps	$(5.9)	Swap interest expense	$(5.3)	$(0.3)	$—	N/A
2009	Interest rate swaps	$(5.6)	Swap interest expense	$(5.1)	$(0.4)	$—	N/A

 On the basis of yield curve conditions as of December 31, 2011, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $5.0 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than that assumption, all other inputs reflect level 2 inputs.
Market Risk Disclosures as of December 31, 2011:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$21.0	1 month LIBOR	2013 - 2015	$(0.5)
____________________________
* The total fair value of all swaps is a $0.5 million net liability, of which $0.2 million is included in Accounts Payable and Accrued Liabilities and $0.3 million is included in Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheet.
Market Risk Disclosures as of December 31, 2010:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Expiration	Fair Value
Interest Rate Swap*	$147.3	2011 - 2015	$(9.2)

____________________________
* The total fair value of all swaps is a $9.2 million net liability, of which $5.0 million is included in Accounts Payable and Accrued Liabilities, $4.7 million is included in Other Long-Term Liabilities and $0.5 million is included in Other Long-Term Assets, respectively, on the accompanying Consolidated Balance Sheet.

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
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions and those used in assessing impairment of manufacturer franchise rights.
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
Valuation Techniques
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $0.5 million and $9.2 million as of December 31, 2011 and 2010, respectively. The carrying value of these swaps is included in Other Long-Term Liabilities and Other Current Liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2011.
The fair value of assets held for sale used to determine the immaterial impairment expense we incurred in 2011, 2010 and 2009 were determined with the assistance of third-party desktop appraisals and real estate brokers and are designated to be Level 3 fair values.
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
The convertible note hedge transactions represent purchase options of our common stock. At the issuance, there were 3.4 million shares of our common stock underlying the convertible note hedge transactions, with 4.1 million shares representing the maximum number of shares that we could receive thereunder. The initial exercise price of the convertible note hedge contracts was $33.99. The exercise price is subject to certain adjustments which mirror the adjustments to the conversion price of the 3% Convertible Notes (including for subsequent changes in our dividend). A portion of the options will be exercised upon the conversion of our 3% Convertible Notes and each such exercise will be settled in shares of our common stock. The convertible note hedge transactions will expire on the earlier of (i) the last day on which any convertible notes remain outstanding and (ii) the third scheduled trading day immediately preceding September 15, 2012. In connection with the repurchase of 3% Convertible Notes a portion of the convertible note hedges was terminated. As of December 31, 2011, there were 2.2 million shares representing the maximum number of shares that we could receive under the convertible note hedge transactions.
The warrant transactions represent net call options. On exercise of the warrants, we are obligated to deliver a number of shares of our common stock in an amount based on the excess of the market value per share of our common stock over the strike price of the warrants. At issuance, there were 3.4 million shares of our common stock underlying the warrant transactions, with 6.8 million shares representing the maximum number of shares of our common stock required to be issued. The warrant transactions expire at various dates from December 14, 2012 through April 11, 2013. As of December 31, 2011, there were 4.9 million shares representing the maximum number of shares that we could receive under the warrant transactions.

15. INCOME TAXES
The components of income tax expense from continuing operations are as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In millions)
Current:
Federal	$16.0	$6.0	$1.6
State	(0.1)	1.9	(1.2)
Subtotal	15.9	7.9	0.4
Deferred:
Federal	9.9	14.1	12.2
State	3.8	1.2	2.7
Subtotal	13.7	15.3	14.9
Total	$29.6	$23.2	$15.3

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In millions)
Provision at the statutory rate	$27.2	$21.2	$14.3
Increase (decrease) resulting from:
State income tax expense, net	2.4	2.0	1.3
Loss (gain) on corporate owned life insurance policies	0.1	(0.2)	(0.4)
Tax credits received	(0.5)	(0.1)	(0.1)
Other	0.4	0.3	0.2
Provision for income taxes	$29.6	$23.2	$15.3
The tax effects of temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2011	2010
	(In millions)
Reserves and accruals	$23.7	$20.5
Net operating loss (“NOL”) carryforwards	3.0	4.5
Goodwill amortization	36.7	51.4
Depreciation	(16.2)	(12.1)
Interest rate swaps	2.9	3.8
Other	0.9	1.0
Net deferred tax asset	$51.0	$69.1

	December 31,
	2011	2010
	(In millions)
Balance sheet classification:
Deferred tax assets:
Current	$10.5	$8.6
Long-term	76.2	87.7
Deferred tax liabilities:
Current	(0.9)	(1.0)
Long-term	(34.8)	(26.2)
Net deferred tax asset	$51.0	$69.1
As of December 31, 2011, our state operating losses of $4.5 million, before federal benefit, are set to expire between 2012 and 2031.

As of December 31, 2011, the net amount of our unrecognized tax benefits was $0.8 million, all of which, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross Liability for Unrecognized Tax Benefits
In Millions
Balance at January 1, 2009	$4.6
Additions for Tax Positions of Current Year	0.3
Additions for Tax Positions of Prior Year	0.1
Reduction for Tax Positions of Prior Years	(0.4)
Reduction for Lapse of Statute of Limitations	(1.2)
Effective Settlements	(1.9)
Balance at December 31, 2009	$1.5
Reduction for Lapse of Statute of Limitations	(0.3)
Balance at December 31, 2010	1.2
Additions for Tax Positions of Prior Year	0.3
Reduction for Lapse of Statute of Limitations	(0.5)
Balance at December 31, 2011	$1.0
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Included in the liability for unrecognized tax benefits was accrued interest of $0.2 million and no amount for penalties, as of December 31, 2011.
The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2007. The IRS is currently conducting a Joint Committee Review for the Consolidated Federal Tax Return for the 2009 loss that was carried back to 2006.

The expiration of the statute of limitations related to the various state income tax returns that we and our subsidiaries file varies by state. The 2008 through 2010 tax years generally remain subject to examination by most state tax authorities. We do not anticipate any material changes related to unrecognized tax benefits, individually or in the aggregate, to occur within the next twelve months.

16. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following:

	As of December 31,
	2011	2010
	(In millions)
Deferred compensation liability	$—	$8.2
Deferred rent	7.0	7.7
Accrued finance and insurance chargebacks	5.8	4.9
Interest rate swap liabilities	0.3	4.7
Other	4.3	3.0
Other long-term liabilities	$17.4	$28.5

17. DISCONTINUED OPERATIONS AND DIVESTITURES
During the year ended December 31, 2011, we sold (i) our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center, (ii) two franchises (two dealership locations) and (iii) one additional ancillary business. As of December 31, 2011, there were no franchises pending disposition. The accompanying Consolidated Statements of Income for the years ended December 31, 2010 and 2009 have been reclassified to reflect the status of our discontinued operations as of December 31, 2011.
The following table provides further information regarding our discontinued operations as of December 31, 2011, and includes the results of businesses sold prior to December 31, 2011:

	For the Year Ended December 31,
	2011	2010	2009
		(a)	(b)
	(Dollars in millions)
Franchises:
Mid-line domestic	—	—	7
Mid-line import	1	2	3
Heavy Trucks	10	10	10
Luxury	1	1	3
Total	12	13	23
Revenues	$94.5	$323.6	$426.0
Cost of sales	81.5	280.5	371.5
Gross profit	13.0	43.1	54.5
Operating expenses	15.7	38.1	70.2
Impairment expenses	—	2.1	4.8
(Loss) income from operations	(2.7)	2.9	(20.5)
Other expense, net	(0.7)	(1.5)	(3.0)
Gain (loss) on disposition	35.9	(0.2)	3.8
Income (loss) before income taxes	32.5	1.2	(19.7)
Income tax (expense) benefit	(12.6)	(0.5)	7.4
Discontinued operations, net of tax	$19.9	$0.7	$(12.3)
______________________________________

(a)	Franchises were sold between January 1, 2010 and December 31, 2011

(b)	Franchises were sold between January 1, 2009 and December 31, 2011

18. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2011, 2010 and 2009, we made interest payments, including amounts capitalized, totaling $52.3 million, $52.1 million and $55.2 million, respectively. Included in these interest payments are $11.0 million, $10.9 million and $11.7 million of floor plan interest payments for the years ended December 31, 2011, 2010 and 2009, respectively.
During the year ended December 31, 2011, we made income tax payments, net of refunds received, totaling $15.4 million. During the years ended December 31, 2010 and 2009, we received income tax refunds, net of payments made, of $1.7 million and $3.9 million, respectively.
During the years ended December 31, 2011, 2010 and 2009, we sold $22.6 million, $23.4 million and $22.4, respectively, of trade receivables, each at a total discount of $0.6 million.
During the years ended December 31, 2011, 2010 and 2009, we transferred $36.4 million, $35.6 million and $38.0 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Consolidated Balance Sheets.
During the year ended December 31, 2011, we entered into two transactions in which we purchased various previously leased real estate, for a total purchase price of $30.3 million. One of the transactions included a termination of a lease obligation for property not currently used in our operations, resulting in a loss of $1.0 million, which is included in Selling, General and Administrative Expense on our Consolidated Statements of Income for year ended December 31, 2011.

The following items are included in Other Adjustments to reconcile net income to cash flow from operating activities:

	For the Years Ended December 31,
	2011	2010	2009
Accelerated rent expense associated with abandoned rental properties	$0.2	$0.4	$4.0
Amortization of deferred financing fees	2.7	2.5	2.8
Convertible debt discount amortization	0.8	1.4	1.8
Depreciation and amortization from discontinued operations	0.2	1.4	2.8
Deferred compensation expense	—	0.9	1.4
Gain on insurance proceeds	—	(4.3)	—
Unrealized loss (gain) on deferred compensation investments	0.2	(0.5)	(1.1)
Other individually immaterial items	0.6	2.5	1.9
Other adjustments, net	$4.7	$4.3	$13.6

19. LEASE OBLIGATIONS
We lease various facilities, real estate and equipment primarily under operating lease agreements, most of which have remaining terms from one to twenty years. Certain of our leases contain renewal options and rent escalation clauses. We record rent expense on a straight-line basis over the life of the lease for lease agreements where the rent escalates at fixed rates over time. Rent expense from continuing operations totaled $37.3 million, $41.4 million and $38.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we had one significant capital lease obligation totaling approximately $3.9 million. This lease was entered into in 2011, and is being amortized over 20 years.
Future minimum payments under long-term, non-cancelable operating leases as of December 31, 2011, are as follows:

Total
(In millions)
2012	$39.5
2013	36.6
2014	34.1
2015	32.0
2016	31.7
Thereafter	135.4
Total minimum lease payments	$309.3
Certain of our lease agreements include financial covenants and incorporate by reference the financial covenants set forth in the Credit Agreement. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (b) eviction from the premises; and (c) the landlord would have a claim for any or all of the following: (i) damages suffered by landlord by reason of the default, equal to rent and other amounts payable by tenant under the lease prior to the default plus other fees and costs incurred by landlord; and (ii) additional damages, either payable monthly in an amount equal to the rent due under the lease less the amount of rent, if any, received by landlord from a substitute tenant, or payable in a lump sum equal to the present value of the sum of the amount by which all remaining sums due under the lease exceeds the fair market rental value of the premises for the same period, plus landlord’s expense and value of all vacancy periods projected by landlord to be incurred in connection with reletting the premises.

20. COMMITMENTS AND CONTINGENCIES
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

From time to time, we and our dealerships are or may become involved in various claims relating to, and arising out of, our business and our operations.  These claims may involve, but not be limited to, financial and other audits by vehicle manufacturers, lenders and certain federal, state and local government authorities, which have historically related primarily to (a) incentive and warranty payments received from vehicle manufacturers, or allegations of violations of manufacturer agreements or policies, (b) compliance with lender rules and covenants and (c) payments made to government authorities relating to federal, state and local taxes, as well as compliance with other government regulations. Claims may also arise through litigation, government proceedings and other dispute resolution processes.  Such claims, including class actions, could relate to, but may not be limited to, claims related to the practice of charging administrative fees and other fees and commissions, employment-related matters, truth-in-lending and other dealer assisted financing obligations, contractual disputes, actions brought by governmental authorities and other matters. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

The Company and certain of its subsidiaries were named defendants in a class action lawsuit filed in December 2002 in the Pulaski County circuit court in Arkansas. The lawsuit related to our Arkansas dealerships' charging certain document preparation fees and receiving certain interest rate participation amounts from lenders related to customer arranged financing from November 2000 through November 2006. After various motions and judgments, in October 2008, the circuit court ruled in favor of the Company and its subsidiaries on all class action claims and found the Company and its subsidiaries had no liability. On March 11, 2010, the plaintiff appealed the circuit court's decisions.

On April 14, 2011, the Supreme Court of Arkansas ruled that the class may proceed with claims with respect to certain document preparation fees collected by the Company's subsidiaries from November 2000 to November 2006, and also reversed the circuit court's decision not to certify a subclass relating to the dealerships' interest rate participation. The Supreme Court remanded the case to the Pulaski County circuit court for further proceedings. On August 23, 2011, the circuit court granted preliminary approval to a proposed Class Action Settlement (the "settlement") agreed to by the parties.  The Company had previously accrued its best estimate of probable and reasonably estimable losses of $9.0 million in connection with this matter.

On November 7, 2011, the circuit court approved a class action settlement previously agreed to by the parties. In connection therewith, the Company made a payment of approximately $5.4 million in the fourth quarter of 2011.

Additionally, the Company is currently engaged in discussions with an affiliate of a vehicle manufacturer whose brands we sell relating to the alleged receipt by the Company of certain overpayments from vehicle service work.  The Company has accrued its best estimate of the probable and reasonably estimable exposure in connection with this matter.

It is reasonably possible that losses in excess of the amounts accrued for the various types of claims known to us could be up to approximately $1.1 million in the aggregate.  We currently do not anticipate that any known claim will materially adversely affect our financial condition, liquidity, results of operations or financial statement disclosures.  However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosure.

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

We continue to evaluate potential consequences resulting from the natural disasters and related events in Japan on our operating results. Disruption in new vehicle inventories from certain Japanese manufacturers began during the second quarter of 2011 and continued into the fourth quarter of 2011. We currently expect that the resulting inventory supply shortages will subside by the first quarter of 2012, although we can provide no assurance of this. In addition, we do not expect that the disruption in the supply of inventory from our Japanese manufacturing partners will have a material adverse effect on our earnings, results of operations or our business during 2012, although we can provide no assurance of this.

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

We had $15.7 million of letters of credit outstanding as of December 31, 2011, which are required by certain of our insurance providers. In addition, as of December 31, 2011, we maintained a $7.5 million surety bond line in the ordinary course of our business.

Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.

21. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011, 2010 and 2009, we were party to certain agreements with a member of our board of directors and a current member of our management team. These agreements primarily involved long−term operating leases of dealership facilities. We believe that the rental transactions related to these agreements were on terms comparable to those that could be obtained from unaffiliated third parties. For the years ended December 31, 2011, 2010 and 2009, we made rental payments totaling $2.3 million, $3.7 million and $3.3 million, respectively, to these individuals or entities controlled by these individuals.
During the year ended December 31, 2011, we concurrently entered into two transactions with a member of our board of directors, which were (i) the purchase of dealership real estate previously leased by us for approximately $16.9 million and (ii) a new lease agreement for a separate parcel of dealership real estate. The new lease agreement is being accounted for as a capital lease and, as a result, we recorded approximately $4.0 million in Property and Equipment, net and Long-Term Debt on our Consolidated Balance Sheet in 2011. We believe that these transactions were on terms comparable to those that could be obtained from unaffiliated third parties.

22. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
We have established two share-based compensation plans (the “Plans”) under which we have granted non-qualified stock options, performance share units, restricted share units and shares of restricted stock to our directors, officers and employees at fair market value on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire ten years from the date of grant. Performance share units vest after three years or ratably over three years from the date of grant. The actual number of shares earned by a holder of performance share units may range from 0% to 150% of the target number of shares to be granted to the holder, depending on the achievement of certain performance criteria over a defined period of time. Restricted stock, with the exception of restricted stock granted to member of our board of directors, vests ratably over three years from the date of grant and provides the holder voting and dividend rights prior to vesting. Restricted stock grants to members of our board of directors generally vests immediately upon the date of grant. Restricted share units vest ratably over three years from the date of grant. We have granted a total of 5.8 million non-qualified stock options, 1.2 million performance share units, 0.9 million shares of restricted stock and 0.1 million of restricted share units. In addition, there were approximately 2.7 million share-based awards available for grant under our share-based compensation plans as of December 31, 2011.
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
We have recognized $8.8 million ($3.4 million tax benefit), $5.1 million ($2.0 million tax benefit) and $2.8 million ($1.1 million tax benefit) in stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $4.7 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the Plans, and we expect to recognize $2.9 million of this expense in 2012, $1.5 million in 2013 and $0.3 million in 2014.
The table below summarizes the assumptions used relating to the valuation of our stock options during 2009. We did not grant any stock options during 2011 or 2010.

2009
Risk-free interest rate	1.61%-2.35%
Expected term	4-6 years
Expected volatility	64% - 75%
Expected dividends	-

A summary of options outstanding and exercisable under the Plans as of December 31, 2011, changes during the year then ended and changes during the years ended December 31, 2010 and 2009 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value* (in millions)
Options outstanding—December 31, 2008	1,494,300	$11.39
Granted	1,100,000	4.21
Exercised	(188,874)	7.76
Expired / Forfeited	(550,314)	10.24
Options outstanding—December 31, 2009	1,855,112	$7.84
Granted	—	—
Exercised	(106,367)	5.28
Expired / Forfeited/Cancelled	(209,767)	12.60
Options outstanding—December 31, 2010	1,538,978	$7.37
Granted	—	—
Exercised	(777,982)	8.48
Expired / Forfeited	(68,001)	4.82
Options outstanding—December 31, 2011	692,995	$6.38	6.2	$10.5
Options exercisable—December 31, 2011	526,328	$6.85	5.9	$7.7
____________________________
* Based on the closing price of our common stock on December 31, 2011, which was $21.56 per share.

Net cash received from option exercises for the year ended December 31, 2011 was $6.6 million. The actual intrinsic value of options exercised during the years ended December 31, 20112010 and 2009 was $8.8 million, $1.2 million and $0.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises during the years ended December 31, 2011 and 2010 was $3.4 million and $0.5 million, respectively.
A summary of performance share units, restricted stock and restricted share units as of December 31, 2011, changes during the year then ended and changes during the years ended December 31, 2010 and 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2008	203,305	$21.06
Granted	—	—
Performance estimate	(10,318)	24.47
Vested	(63,950)	22.98
Forfeited	(74,175)	22.23
Performance Share Units—December 31, 2009	54,862	$14.36
Granted	253,517	11.63
Performance estimate	83,747	11.64
Vested	—	—
Forfeited	(14,000)	11.88
Performance Share Units—December 31, 2010	378,126	$12.48
Granted	146,480	18.92
Performance estimate	(42,242)	17.81
Vested	(218,430)	14.40
Forfeited	(20,784)	12.31
Performance Share Units—December 31, 2011*	243,150	$14.91
___________________________
* Maximum of 351,161 issuable upon attaining certain performance metrics.

Each performance share unit provides an opportunity for the employee to receive a number of shares of our common stock based on our performance during a specified year period following the grant as measured against objective performance goals as determined by the compensation committee of our board of directors. The actual number of shares earned may range from 0% to 150% of the target number of shares depending upon achievement of the performance goals.

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2008	221,082	$16.40
Granted	82,000	9.09
Vested	(31,379)	21.20
Forfeited	(28,492)	14.68
Restricted Stock—December 31, 2009	243,211	$13.57
Granted	363,038	11.70
Vested	(52,047)	15.71
Forfeited	(22,756)	11.70
Restricted Stock—December 31, 2010	531,446	$12.19
Granted	228,840	19.15
Vested	(270,742)	12.64
Forfeited	(45,276)	12.37
Restricted Stock—December 31, 2011	444,268	$16.08

	Shares	Weighted Average Grant Date Fair Value
Restricted Share Units—December 31, 2009	—	$—
Granted	100,767	11.58
Vested	—	—
Forfeited	—	—
Restricted Share Units—December 31, 2010	100,767	$11.58
Granted	—	—
Vested	(100,767)	11.58
Forfeited	—	—
Restricted Share Units—December 31, 2011	—	$—
Employee Retirement Plan
We sponsor the Asbury Automotive Retirement Savings Plan (the “Plan”), a 401(k) plan, for eligible employees except for the employees of one of our dealership groups, which maintains a separate retirement plan. Employees are eligible to participate in the Plan on or after ninety days of service to the Company. Employees electing to participate in the Plan may contribute up to 75% of their annual eligible  compensation. IRS rules limited total participant contributions during 2011 to $16,500 or $22,000 if age 50 or more; however, we limit participant contributions for employees considered Highly Compensated Employees with an annual salary or base salary equal to or greater than $110,000 to $10,000 per year or $15,500 if age 50 or more. After one year of employment, we match 25% of employees' contributions up to 4% of their  eligible compensation, with a maximum match of $2,450 per participant. Beginning on January 1, 2009, we suspended our matching contributions for Highly Compensated Employees with an annual salary equal to or greater than $110,000. Employer contributions vest by graded schedule over four years after the date of hire. Expenses from continuing operations related to employer matching contributions totaled $1.0 million, $0.9 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Deferred Compensation Plan
We sponsor the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan”) wherein eligible employees, generally those at senior levels, may elect to defer a portion of their annual compensation. We have established a rabbi trust to provide security for our funding obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon.

Historically, we elected to match a portion of certain eligible employee’s contributions. Beginning January 1, 2009, we suspended our matching contributions for all employees in the Deferred Compensation Plan. Each annual employer match vests in full three years from the date the employee deferral match is funded. The total deferred compensation liability was $7.7 million and $8.2 million as of December 31, 2011 and 2010, respectively. The related cash surrender value and face value of the 60 life insurance contracts totaled $10.7 million and $66.9 million as of December 31, 2011, respectively. The related cash surrender value and face value of the 60 life insurance contracts totaled $11.5 million and $66.8 million as of December 31, 2010, respectively.

23. CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2010
Revenues (1)	$879.0	$986.9	$1,019.7	$1,011.6
Gross profit (1)	$153.2	$164.6	$166.8	$166.0
Net income (1) (3)	$7.4	$12.8	$12.5	$5.4
Net income per common share:
Basic (2) (3)	$0.23	$0.40	$0.39	$0.17
Diluted (2) (3)	$0.22	$0.39	$0.38	$0.16
2011
Revenues (1)	$1,039.3	$1,074.6	$1,072.4	$1,090.4
Gross profit (1)	$171.2	$187.0	$183.0	$179.8
Net income (1) (4)	$19.9	$14.2	$12.3	$21.5
Net income per common share:
Basic (2) (4)	$0.61	$0.44	$0.39	$0.69
Diluted (2) (4)	$0.59	$0.43	$0.38	$0.68
____________________________

(1)	Quarterly revenues, gross profit and net income may not agree to previously reported amounts on Form 10-Q as a result of subsequent discontinued operations.

(2)	The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

(3)
Results for the three months ended December 31, 2010 were reduced by $7.6 million, net of tax, or $0.23 per common share, as a result of expenses associated with the repurchase of our 8% Notes and amendments to our 7.625% Notes and credit facilities and mortgage notes payable.

(4)
Results for the three months ended March 31, 2011 were (i) increased by $15.8 million, net of tax, or $0.49 per common share, as a result of a gain on the sale of our heavy truck business and (ii) reduced by $5.5 million, net of tax, or $0.17 per common share, due to legal claims related to operations from 2000 to 2006.

24. SUBSEQUENT EVENTS

In February 2012, our Board of Directors elected to terminate the Asbury Wealth Accumulation Plan (the "Deferred Compensation Plan"). Please refer to Note 22 ("Share-Based Compensation and Employee Benefit Plans") for a detailed description of the Deferred Compensation Plan. As a result of this decision, we reclassified $10.7 million of assets and $7.7 million of liabilities associated with the Deferred Compensation Plan from Other Long-Term Assets and Other Long-Term Liabilities, respectively, to Other Current Assets and Accounts Payable and Other Current Liabilities, respectively, on our Consolidated Balance Sheet as of December 31, 2011.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Our auditors, Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their reports are contained herein.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2011, the Company continued its implementation of the ADP Dealer Management System, which, as of the date of this report, has been implemented at all of our dealerships.  As appropriate, the Company is modifying the documentation of its internal control processes and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Reference is made to the information to be set forth in the “Proposal No. 1 Election of Directors,” “Governance of the Company,” “2011 Director Compensation Table,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Executive Officers” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Reference is made to the information to be set forth in the “Governance of the Company,” “Compensation Disclosure and Analysis,” “Executive Compensation,” “Compensation and Human Resources Committee Report,” and “Compensation Committee Interlocks and Inside Participation” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Reference is made to the information to be set forth in the “Securities Owned by Management and Certain Beneficial Owners” and “Securities Authorized for Issuance under Equity Compensation Plans” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Reference is made to the information to be set forth in the “Related Persons Transactions” and “Governance of the Company” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

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

4.7
First Supplemental Indenture, dated as of June 29, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.8
Second Supplemental Indenture, dated as of June 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)*

4.9
Third Supplemental Indenture, dated as of November 10, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.10
Fourth Supplemental Indenture, dated as of November 16, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.11
Fifth Supplemental Indenture, dated as of December 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

Exhibit Number	Description of Documents
4.12
Sixth Supplemental Indenture, dated as of September 27, 2011, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017

4.13
Indenture, dated as of November 16, 2010, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, relating to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.14	Form of 8.375% Senior Subordinated Notes due 2020 (included as Exhibit A in Exhibit 4.1 and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.15
First Supplemental Indenture, dated as of December 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

4.16
Second Supplemental Indenture, dated as of September 27, 2011, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020

4.17
Confirmation of Issuer Warrant by and between Asbury Automotive Group, Inc. and Goldman, Sachs & Co., dated March 12, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.18
Confirmation of Issuer Warrant dated March 12, 2007 by and between Asbury Automotive Group, Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.19
Amendment to Confirmation dated March 13, 2007, by and between Goldman, Sachs & Co. and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.20
Amendment to Confirmation dated March 13, 2007, by and between Deutsche Bank AG, London Branch and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.21
Registration Rights Agreement dated November 16, 2010, by and among Asbury Automotive Group, Inc. and Merrill Lynch Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on November 18, 2010)*

10.1**	Amended and Restated Wealth Accumulation Plan (filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.2**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012)*

10.3**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *

10.4**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*

10.5**
Letter Agreement by and between Asbury Automotive Group, Inc. and Elizabeth B. Chandler, dated April 27, 2009 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)*

10.6**
Severance Agreement by and between Asbury Automotive Group, Inc. and Elizabeth B. Chandler, dated June 26, 2009 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)*

10.7**
Transition Agreement between Elizabeth Chandler and Asbury Automotive Group, Inc., effective as of August 26, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on Augsut 26, 2011)*

Exhibit Number	Description of Documents

10.8**
Severance Agreement by and between Asbury Automotive Group, Inc. and Keith R. Style, dated February 28, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.9**
Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated April 22, 2010 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.10**
Severance Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated May 3, 2010 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.11**	Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated October 18, 2011

10.12**	Letter Agreement between Scott J. Krenz and Asbury Automotive Group, Inc., dated June 21, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 22, 2011)*

10.13**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Scott J. Krenz, dated as of October 14, 2011 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K on October 18, 2011)*

10.14
Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective January 5, 2011 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.15
Agreement of Purchase and Sale between Asbury Automotive Tampa L.P. and Jeffrey I. Wooley, dated as of December 17, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 20, 2010)*

10.16**
Second Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Charles Oglesby, dated as of February 9 , 2011(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 10, 2011) *

10.17**
Employment Agreement between Asbury Automotive Group, Inc. and Philip R. Johnson, dated June 30, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2010)*

10.18**
Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of February 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 10, 2011)*

10.19**	Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of December 30, 2011

10.20**
Employment Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated as of February 9, 2011 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on February 10, 2011) *

10.21**	Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated as of December 30, 2011

10.22**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*

10.23**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.24**	Form of Restricted Share Award Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*

10.25**	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*

10.26	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.27	General Motors Dealer Sales and Service Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

Exhibit Number	Description of Documents
10.28	Honda Automobile Dealer Sales and Service Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001.)*

10.29	Mercedes-Benz Passenger Car Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.30	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.31	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed with the SEC on October 12, 2001)*

10.32
Credit Agreement, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc., as Borrower, certain of its Subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floor Plan Swing Line Lender, Used Vehicle Floor Plan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner &Smith Incorporated as Sole Lead Arranger and Sole Book Manager (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.33
Guaranty, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.34
Guaranty, dated as of October 14, 2011, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.35
Security Agreement, dated as of October 14, 2011, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.36
Escrow & Security Agreement, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.37
Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, by and between Asbury Automotive Group, Inc. and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.38
Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, by and between Asbury Automotive Group, Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.39
Master Loan Agreement by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of June 4, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.40
Unconditional Guaranty dated as of June 4, 2008, by and between Asbury Automotive Group, Inc. and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.41
Unconditional Guaranty dated as of June 4, 2008, by and between Asbury Automotive Group, Inc. and Wachovia Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.42
Purchase and Sale Agreement by and between the affiliates of AutoStar Realty Operating Partnership listed on Schedule 1.1.1 thereto, and Asbury Automotive Group, Inc. dated May 8, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.43
Modification Number One to Master Loan Agreement by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of December 1, 2008 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

Exhibit Number	Description of Documents
10.44
Modification Number Two to Master Loan Agreement, dated as of May 7, 2009, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.45
Modification Number Three to Master Loan Agreement, dated July 2, 2009, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.46
Modification Number Four to Master Loan Agreement, dated as of October 21, 2010, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.47
Modification Number Five to Master Loan Agreement, dated as of November 29, 2010, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wells Fargo Bank, N.A., as successor to Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.48
Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, by and between Asbury Automotive Group, Inc., and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.49
Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, by and between Asbury Automotive Group, Inc., and Wachovia Bank Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.50
Modification Number One to Amended and Restated Unconditional Guaranty and Reaffirmation of Amended and Restated Unconditional Guaranty dated as of November 29, 2010, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, N.A., as successor to Wachovia Bank, National Association (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.51
Modification Number One to Amended and Restated Unconditional Guaranty and Reaffirmation of Amended and Restated Unconditional Guaranty dated as of November 29, 2010, by and between Asbury Automotive Group, Inc. and Wachovia Financial Services, Inc. (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.52**	Form of Restricted Share Award Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*

10.53**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Documents
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.

**	Management contract or compensatory plan or arrangement.

***
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

Asbury Automotive Group, Inc.

Date: February 22, 2012	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig T. Monaghan and Scott J. Krenz, and each of them, acting individually, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2011, and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Craig T. Monaghan	Chief Executive Officer, President and Director	February 22, 2012
(Craig T. Monaghan)

/s/ Scott J. Krenz	Senior Vice President and Chief Financial Officer	February 22, 2012
(Scott J. Krenz)

/s/ Michael J. Sawicki	Controller and	February 22, 2012
(Michael J. Sawicki)	Chief Accounting Officer

/s/ Thomas C. DeLoach, Jr.	Director	February 22, 2012
(Thomas C. DeLoach, Jr.)	Non-Executive Chairman of the Board

/s/ Janet M. Clarke	Director	February 22, 2012
(Janet M. Clarke)

/s/ Dennis E. Clements	Director	February 22, 2012
(Dennis E. Clements)

Signature	Title	Date

/s/ Michael J. Durham	Director	February 22, 2012
(Michael J. Durham)

/s/ Juanita T. James	Director	February 22, 2012
(Juanita T. James)

/s/ Vernon E. Jordan, Jr.	Director	February 22, 2012
(Vernon E. Jordan, Jr.)

/s/ Eugene S. Katz	Director	February 22, 2012
(Eugene S. Katz)

/s/ Philip F. Maritz	Director	February 22, 2012
(Philip F. Maritz)

/s/ Jeffrey I. Wooley	Director	February 22, 2012
(Jeffrey I. Wooley)

Exhibit Number	Description of Documents
3.1	Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 20, 2002)*

3.2	Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2009)*

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

4.7
First Supplemental Indenture, dated as of June 29, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.8
Second Supplemental Indenture, dated as of June 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)*

4.9
Third Supplemental Indenture, dated as of November 10, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.10
Fourth Supplemental Indenture, dated as of November 16, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.11
Fifth Supplemental Indenture, dated as of December 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

4.12
Sixth Supplemental Indenture, dated as of September 27, 2011, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017

4.13
Indenture, dated as of November 16, 2010, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, relating to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.14	Form of 8.375% Senior Subordinated Notes due 2020 (included as Exhibit A in Exhibit 4.1 and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.15
First Supplemental Indenture, dated as of December 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

4.16
Second Supplemental Indenture, dated as of September 27, 2011, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020

4.17
Confirmation of Issuer Warrant by and between Asbury Automotive Group, Inc. and Goldman, Sachs & Co., dated March 12, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.18
Confirmation of Issuer Warrant dated March 12, 2007 by and between Asbury Automotive Group, Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.19
Amendment to Confirmation dated March 13, 2007, by and between Goldman, Sachs & Co. and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.20
Amendment to Confirmation dated March 13, 2007, by and between Deutsche Bank AG, London Branch and Asbury Automotive Group, Inc. relating to the Issuer Warrant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

4.21
Registration Rights Agreement dated November 16, 2010, by and among Asbury Automotive Group, Inc. and Merrill Lynch Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on November 18, 2010)*

10.1**	Amended and Restated Wealth Accumulation Plan (filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.2**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012)*

10.3**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *

10.4**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*

10.5**
Letter Agreement by and between Asbury Automotive Group, Inc. and Elizabeth B. Chandler, dated April 27, 2009 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)*

10.6**
Severance Agreement by and between Asbury Automotive Group, Inc. and Elizabeth B. Chandler, dated June 26, 2009 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)*

10.7**
Transition Agreement between Elizabeth Chandler and Asbury Automotive Group, Inc., effective as of August 26, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on Augsut 26, 2011)*

10.8**
Severance Agreement by and between Asbury Automotive Group, Inc. and Keith R. Style, dated February 28, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.9**	Letter Agreement by and between Asbury Automotive Grou (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.10**
Severance Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated May 3, 2010 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.11**	Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated October 18, 2011

10.12**	Letter Agreement between Scott J. Krenz and Asbury Automotive Group, Inc., dated June 21, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 22, 2011)*

10.13**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Scott J. Krenz, dated as of October 14, 2011 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K on October 18, 2011)*

10.14
Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective January 5, 2011 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.15
Agreement of Purchase and Sale between Asbury Automotive Tampa L.P. and Jeffrey I. Wooley, dated as of December 17, 2010 (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 20, 2010)*

10.16**
Second Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Charles Oglesby, dated as of February 9 , 2011(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 10, 2011) *

10.17**
Employment Agreement between Asbury Automotive Group, Inc. and Philip R. Johnson, dated June 30, 2010 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2010)*

10.18**
Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of February 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 10, 2011)*

10.19**	Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of December 30, 2011

10.20**
Employment Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated as of February 9, 2011 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on February 10, 2011) *

10.21**	Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated as of December 30, 2011

10.22**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*

10.23**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)*

10.24**	Form of Restricted Share Award Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*

10.25**	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*

10.26	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.27	General Motors Dealer Sales and Service Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.28	Honda Automobile Dealer Sales and Service Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001.)*

10.29	Mercedes-Benz Passenger Car Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.30	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*

10.31	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed with the SEC on October 12, 2001)*

10.32
Credit Agreement, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc., as Borrower, certain of its Subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floor Plan Swing Line Lender, Used Vehicle Floor Plan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents and Merrill Lynch, Pierce, Fenner &Smith Incorporated as Sole Lead Arranger and Sole Book Manager (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.33
Guaranty, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.34
Guaranty, dated as of October 14, 2011, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.35
Security Agreement, dated as of October 14, 2011, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.36
Escrow & Security Agreement, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.37
Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, by and between Asbury Automotive Group, Inc. and Goldman, Sachs & Co. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.38
Confirmation of Convertible Bond Hedge Transaction dated March 12, 2007, by and between Asbury Automotive Group, Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.39
Master Loan Agreement by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of June 4, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.40
Unconditional Guaranty dated as of June 4, 2008, by and between Asbury Automotive Group, Inc. and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.41
Unconditional Guaranty dated as of June 4, 2008, by and between Asbury Automotive Group, Inc. and Wachovia Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.42
Purchase and Sale Agreement by and between the affiliates of AutoStar Realty Operating Partnership listed on Schedule 1.1.1 thereto, and Asbury Automotive Group, Inc. dated May 8, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.43
Modification Number One to Master Loan Agreement by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of December 1, 2008 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.44
Modification Number Two to Master Loan Agreement, dated as of May 7, 2009, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.45
Modification Number Three to Master Loan Agreement, dated July 2, 2009, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.46
Modification Number Four to Master Loan Agreement, dated as of October 21, 2010, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.47
Modification Number Five to Master Loan Agreement, dated as of November 29, 2010, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wells Fargo Bank, N.A., as successor to Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.48
Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, by and between Asbury Automotive Group, Inc., and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.49
Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, by and between Asbury Automotive Group, Inc., and Wachovia Bank Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.50
Modification Number One to Amended and Restated Unconditional Guaranty and Reaffirmation of Amended and Restated Unconditional Guaranty dated as of November 29, 2010, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, N.A., as successor to Wachovia Bank, National Association (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.51
Modification Number One to Amended and Restated Unconditional Guaranty and Reaffirmation of Amended and Restated Unconditional Guaranty dated as of November 29, 2010, by and between Asbury Automotive Group, Inc. and Wachovia Financial Services, Inc. (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.52**	Form of Restricted Share Award Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*

10.53**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.

**	Management contract or compensatory plan or arrangement.

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.