Form 10-Q
period 2012-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2012-04-26
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 25, 2012 was 31,524,540 (net of 7,745,457 treasury shares).

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4.3	$11.4
Contracts-in-transit	101.1	106.9
Accounts receivable (net of allowance of $1.2 and $1.3, respectively)	77.8	79.0
Inventories	583.9	519.5
Deferred income taxes	11.6	9.6
Assets held for sale	6.7	2.8
Other current assets	66.7	63.3
Total current assets	852.1	792.5
PROPERTY AND EQUIPMENT, net	518.7	510.8
GOODWILL	18.7	18.7
DEFERRED INCOME TAXES, net of current portion	37.8	41.4
OTHER LONG-TERM ASSETS	55.3	56.0
Total assets	$1,482.6	$1,419.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$52.4	$65.5
Floor plan notes payable—non-trade	433.7	368.5
Current maturities of long-term debt	17.9	19.5
Accounts payable and accrued liabilities	195.4	182.8
Liabilities associated with assets held for sale	3.1	—
Total current liabilities	702.5	636.3
LONG-TERM DEBT	415.0	439.1
OTHER LONG-TERM LIABILITIES	17.1	17.4
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 39,269,997 and 38,911,704 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	488.4	482.6
Accumulated deficit	(10.2)	(27.8)
Treasury stock, at cost; 7,694,457 and 7,591,498 shares, respectively	(126.9)	(124.1)
Accumulated other comprehensive loss	(3.7)	(4.5)
Total shareholders’ equity	348.0	326.6
Total liabilities and shareholders’ equity	$1,482.6	$1,419.4
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
REVENUES:
New vehicle	$589.7	$564.3
Used vehicle	325.7	296.6
Parts and service	145.1	141.6
Finance and insurance, net	39.0	32.1
Total revenues	1,099.5	1,034.6
COST OF SALES:
New vehicle	550.4	530.5
Used vehicle	297.2	269.6
Parts and service	62.4	64.1
Total cost of sales	910.0	864.2
GROSS PROFIT	189.5	170.4
OPERATING EXPENSES:
Selling, general and administrative	141.4	132.6
Depreciation and amortization	5.7	5.3
Other operating (income) expense, net	(0.4)	10.5
Income from operations	42.8	22.0
OTHER EXPENSE:
Floor plan interest expense	(2.7)	(2.7)
Other interest expense, net	(9.3)	(10.4)
Swap interest expense	(1.3)	(1.4)
Convertible debt discount amortization	(0.1)	(0.2)
Total other expense, net	(13.4)	(14.7)
Income before income taxes	29.4	7.3
INCOME TAX EXPENSE	11.4	2.8
INCOME FROM CONTINUING OPERATIONS	18.0	4.5
DISCONTINUED OPERATIONS, net of tax	(0.4)	15.4
NET INCOME	$17.6	$19.9
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.58	$0.14
Discontinued operations	(0.01)	0.47
Net income	$0.57	$0.61
Diluted—
Continuing operations	$0.57	$0.13
Discontinued operations	(0.01)	0.46
Net income	$0.56	$0.59
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	31.1	32.4
Stock options	0.3	0.7
Restricted stock	0.2	0.2
Performance share units	0.1	0.3
Diluted	31.7	33.6

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Comprehensive income	$18.3	$20.8

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$17.6	$19.9
Adjustments to reconcile net income to net cash used in operating activities—
Depreciation and amortization	5.7	5.3
Stock-based compensation	2.4	2.6
Deferred income taxes	1.6	1.0
Loaner vehicle amortization	2.0	2.0
Excess tax benefit on share-based arrangements	(1.7)	(0.6)
Gain on sale of assets, net	—	(25.9)
Other adjustments, net	1.8	1.6
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	5.8	1.6
Accounts receivable	(3.8)	11.7
Proceeds from the sale of accounts receivable	5.1	5.6
Inventories	(54.6)	(15.0)
Other current assets	(19.9)	(5.8)
Floor plan notes payable—trade	(13.1)	(51.1)
Floor plan notes payable—trade divestitures	—	(18.9)
Accounts payable and accrued liabilities	12.1	13.3
Deferred compensation plan excess funding refund	3.2	—
Other long-term assets and liabilities, net	(0.3)	3.1
Net cash used in operating activities	(36.1)	(49.6)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(8.0)	(6.4)
Purchase of real estate	(6.0)	(0.6)
Purchase of previously leased real estate	—	(16.9)
Proceeds from the sale of assets	—	76.1
Other investing activities	—	0.6
Net cash (used in) provided by investing activities	(14.0)	52.8
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	696.5	113.4
Floor plan repayments—non-trade	(628.2)	(105.4)
Floor plan repayments—non-trade divestitures	—	(14.8)
Repayments of borrowings	(25.8)	(7.1)
Purchases of treasury stock, including shares associated with net share settlement of employee share-based awards	(2.7)	(4.1)
Excess tax benefit on share-based arrangements	1.7	0.6
Proceeds from the exercise of stock options	1.5	0.8
Net cash provided by (used in) financing activities	43.0	(16.6)
Net decrease in cash and cash equivalents	(7.1)	(13.4)
CASH AND CASH EQUIVALENTS, beginning of period	11.4	21.3
CASH AND CASH EQUIVALENTS, end of period	$4.3	$7.9

See Note 8 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 99 franchises (79 dealership locations) in 18 metropolitan markets within 10 states as of March 31, 2012. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of March 31, 2012, we offered 30 domestic and foreign brands of new vehicles. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our unaudited interim condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2.4 million and 4.9 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares of common stock, the premium received for selling the warrants was recorded as an increase to additional paid-in capital, together with any cash that would be received upon exercise. In addition, our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Convertible Notes”) are convertible into shares of our common stock at a current conversion price of $33.73 per share. The shares issuable upon exercise of these warrants and conversion of our 3% Convertible Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share in any period presented because their inclusion would be anti-dilutive. The maximum number of shares of common stock issuable upon conversion of our 3% Convertible Notes as of March 31, 2012 was 2.2 million shares.
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
Amounts in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2011 have been reclassified to reflect the results of franchises sold subsequent to March 31, 2011 or held for sale as of March 31, 2012, as if we had classified those franchises as discontinued operations for all periods presented.

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
Recent Accounting Pronouncements
During the first quarter of 2012, we adopted an accounting standard update regarding the presentation of comprehensive income. This update was issued to increase the prominence of items reported in other comprehensive income. The update requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In connection with the adoption of this standard, our condensed consolidated financial statements include a separate condensed consolidated statement of comprehensive income.
During the first quarter of 2012, we also adopted an accounting standard update regarding fair value measurement. This update was issued to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances certain disclosure requirements, particularly for Level 3 fair value measurements. The adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.

3. INVENTORIES
Inventories consist of the following:

	As of
	March 31,	December 31,
	2012	2011
	(In millions)
New vehicles	$451.2	$400.0
Used vehicles	95.5	82.0
Parts and accessories	37.2	37.5
Total inventories	$583.9	$519.5
The lower of cost or market reserves reduced total inventory cost by $4.7 million and $5.2 million as of March 31, 2012 and December 31, 2011, respectively. In addition to the inventories shown above, we had $3.7 million of inventory as of March 31, 2012, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they are associated with franchises held for sale. As of March 31, 2012 and December 31, 2011, certain automobile manufacturer incentives reduced new vehicle inventory cost by $5.8 million and $4.9 million, respectively, and reduced new vehicle cost of sales from continuing operations for the three months ended March 31, 2012 and March 31, 2011 by $5.5 million and $5.0 million, respectively.

4. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
Assets and liabilities associated with pending dispositions as of March 31, 2012 totaled $3.7 million and $3.1 million, respectively. As of March 31, 2012, there was one franchise (one dealership location) pending disposition. There were no assets or liabilities associated with pending dispositions as of December 31, 2011.
Real estate not currently used in our operations that we are actively marketing to sell totaled $3.0 million and $2.8 million as of March 31, 2012 and December 31, 2011, respectively. There were no liabilities associated with our real estate assets held for sale as of March 31, 2012 or December 31, 2011.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31,	December 31,
	2012	2011
	(In millions)
Assets:
Inventories	$3.7	$—
Property and equipment, net	3.0	2.8
Total assets	6.7	2.8
Liabilities:
Floor plan notes payable—non-trade	3.1	—
Total liabilities	3.1	—
Net assets held for sale	$3.6	$2.8

5. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	March 31,	December 31,
	2012	2011
	(In millions)
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($15.1 million face value, net of discounts of $0.3 million and $0.4 million, respectively)	14.8	14.7
Mortgage notes payable bearing interest at fixed and variable rates	71.0	96.8
Capital lease obligations	3.9	3.9
	432.9	458.6
Less: current portion	(17.9)	(19.5)
Long-term debt	$415.0	$439.1

During the first quarter of 2012, we elected to repay approximately $24.7 million of mortgage notes payable prior to their associated maturity.

6. FINANCIAL INSTRUMENTS AND FAIR VALUE
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

Level 1-Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Assets utilizing Level 1 inputs include exchange-traded debt securities that are actively traded.

Level 2-Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include cash flow swap instruments.

Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions and those used in assessing impairment of manufacturer franchise rights.
Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, notes receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, long-term debt and interest rate swap agreements. The carrying values of our financial instruments, with the exception of long-term debt, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our long-term debt is based on reported market prices which reflect Level 1 inputs. Level 1 inputs are valuations based on quoted market prices in active markets for identical assets or liabilities that we have the ability to access. A summary of the carrying values and fair values of our 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes"), our 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes") and 3% Convertible Notes is as follows:

	As of
	March 31,	December 31,
	2012	2011
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($15.1 million face value, net of discounts of $0.3 million and $0.4 million, respectively)	14.8	14.7
Total carrying value	$358.0	$357.9

Fair Value:
8.375% Senior Subordinated Notes due 2020	$213.0	$205.0
7.625% Senior Subordinated Notes due 2017	146.1	141.8
3% Senior Subordinated Convertible Notes due 2012	14.8	14.6
Total fair value	$373.9	$361.4
We have an interest rate swap agreement which had a notional principal amount of $20.7 million as of March 31, 2012. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap was reduced through July 2011, when the notional principal amount increased to $21.5 million, and then began reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income (in millions), including the impact on Accumulated Other Comprehensive Income ("AOCI"):

For the Three Months Ended March 31,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified out of AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2012	Interest rate swaps	$(0.1)	Swap interest expense	$(0.1)	$(1.2)	$—	N/A
2011	Interest rate swaps	$—	Swap interest expense	$(1.4)	$—	$—	N/A

 On the basis of yield curve conditions as of March 31, 2012, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $4.8 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than that assumption, all other inputs reflect level 2 inputs.
Market Risk Disclosures as of March 31, 2012:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$20.7	1 month LIBOR	2013 - 2015	$(0.5)
____________________________

* The total fair value of all swaps is a $0.5 million net liability, of which $0.3 million is included in Accounts Payable and Accrued Liabilities and $0.2 million is included in Other Long-Term Liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheet.
Market Risk Disclosures as of December 31, 2011:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Expiration	Fair Value
Interest Rate Swap*	$21.0	2013 - 2015	$(0.5)
____________________________
* The total fair value of all swaps is a $0.5 million net liability, of which $0.2 million is included in Accounts Payable and Accrued Liabilities and $0.3 million is included in Other Long-Term Liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheet.

7. DISCONTINUED OPERATIONS AND DIVESTITURES
As of March 31, 2012, there was one franchise (one dealership location) pending disposition. The accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2011 has been reclassified to reflect the status of our discontinued operations as of March 31, 2012. Results classified as sold or closed for the three months ended March 31, 2012 in the table below include primarily rent and other expenses of idle facilities.
The following table provides further information regarding our discontinued operations as of March 31, 2012, and includes the results of businesses sold prior to March 31, 2012:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2012			March 31, 2011
	Sold/ Closed	Pending Disposition	Total	Sold/ Closed	Pending Disposition	Total
	(In millions, except franchise data)
Franchises:
Mid-line import	—	—	—	1	—	1
Heavy Trucks	—	—	—	10	—	10
Luxury	—	1	1	1	1	2
Total	—	1	1	12	1	13
Revenues	$—	$5.2	$5.2	$70.2	$4.7	$74.9
Cost of sales	—	4.4	4.4	61.6	3.9	65.5
Gross profit	—	0.8	0.8	8.6	0.8	9.4
Operating expenses	0.7	0.8	1.5	9.1	0.7	9.8
(Loss) income from operations	(0.7)	—	(0.7)	(0.5)	0.1	(0.4)
Other expense, net	—	—	—	(0.3)	—	(0.3)
Gain (loss) on disposition	—	—	—	25.9	—	25.9
Income (loss) before income taxes	(0.7)	—	(0.7)	25.1	0.1	25.2
Income tax (expense) benefit	0.3	—	0.3	(9.8)	—	(9.8)
Discontinued operations, net of tax	$(0.4)	$—	$(0.4)	$15.3	$0.1	$15.4

8. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2012 and 2011, we made interest payments, including amounts capitalized, totaling $10.2 million and $12.6 million, respectively. Included in these interest payments are $2.5 million and $2.6 million of floor plan interest payments for the three months ended March 31, 2012 and 2011, respectively.
During the three months ended March 31, 2012 we made income tax payments, net of refunds received, totaling $0.3 million. During the three months ended March 31, 2011, we did not make any material income tax payments or receive any material income tax refunds.
During the three months ended March 31, 2012 and 2011, we sold $5.2 million and $5.7 million, respectively, of trade receivables, each at a total discount of $0.1 million.
During the three months ended March 31, 2012 and 2011, we transferred $13.5 million and $9.7 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.

9. COMMITMENTS AND CONTINGENCIES
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

It is reasonably possible that losses in excess of the amounts accrued for the various types of claims known to us could be up to approximately $1.0 million in the aggregate.  We currently do not anticipate that any known claim will materially adversely affect our financial condition, liquidity, results of operations or financial statement disclosures.  However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity, results of operations or financial statement disclosure.

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

We had $14.6 million of letters of credit outstanding as of March 31, 2012, which are required by certain of our insurance providers. In addition, as of March 31, 2012, we maintained a $7.5 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein and in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth in this discussion and analysis below and under Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statements.

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 99 franchises (79 dealership locations) in 18 metropolitan markets within 10 states as of March 31, 2012. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of March 31, 2012, we offered 30 domestic and foreign brands of new vehicles. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 51% revenue from mid-line import brands and 34% revenue from luxury brands in the first quarter of 2012, is well positioned for growth over the long term.

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

The United States automotive retail market has shown continued improvement with new vehicle SAAR increasing to 14.6 million during the first quarter of 2012 as compared to 13.1 million during the first quarter of 2011. We continued to benefit from improving economic conditions in the first quarter of 2012, which we attribute to increasing consumer confidence and the availability of credit at terms favorable to consumers. We also believe that pent up demand for new vehicles and the generally mild winter favorably impacted us during the first quarter of 2012. We believe that the overall economic recovery will continue to be fragile, and may be subject to further changes based on consumer confidence, unemployment levels and other macro-economic factors as the long-term prospects for, and the timing of, a full recovery continue to be difficult to predict.
We had total available liquidity of $243.3 million as of March 31, 2012, which included cash and cash equivalents of $4.3 million, borrowing availability of $223.5 million under our various credit facilities and $15.5 million of availability under our vehicle floor plan offset account. For further discussion of our floor plan offset account, please refer to “Liquidity and Capital Resources” below. We have no material long-term debt maturities until September 2012, at which time our 3% Senior Subordinated Convertible Notes due 2012 (the "3% Convertible Notes") will mature. As of March 31, 2012, we had $15.1 million in aggregate principal amount of our 3% Convertible Notes outstanding.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$589.7	$564.3	$25.4	5%
Used vehicle	325.7	296.6	29.1	10%
Parts and service	145.1	141.6	3.5	2%
Finance and insurance, net	39.0	32.1	6.9	21%
Total revenues	1,099.5	1,034.6	64.9	6%
GROSS PROFIT:
New vehicle	39.3	33.8	5.5	16%
Used vehicle	28.5	27.0	1.5	6%
Parts and service	82.7	77.5	5.2	7%
Finance and insurance, net	39.0	32.1	6.9	21%
Total gross profit	189.5	170.4	19.1	11%
OPERATING EXPENSES:
Selling, general and administrative	141.4	132.6	8.8	7%
Depreciation and amortization	5.7	5.3	0.4	8%
Other operating (income) expense, net	(0.4)	10.5	(10.9)	(104)%
Income from operations	42.8	22.0	20.8	95%
OTHER EXPENSE:
Floor plan interest expense	(2.7)	(2.7)	—	—%
Other interest expense, net	(9.3)	(10.4)	(1.1)	(11)%
Swap interest expense	(1.3)	(1.4)	(0.1)	(7)%
Convertible debt discount amortization	(0.1)	(0.2)	(0.1)	(50)%
Loss on extinguishment of long-term debt	—	—	—
Total other expense, net	(13.4)	(14.7)	(1.3)	(9)%
Income before income taxes	29.4	7.3	22.1	303%
INCOME TAX EXPENSE	11.4	2.8	8.6	307%
INCOME FROM CONTINUING OPERATIONS	18.0	4.5	13.5	300%
DISCONTINUED OPERATIONS, net of tax	(0.4)	15.4	(15.8)	(103)%
NET INCOME	$17.6	$19.9	$(2.3)	(12)%
Income from continuing operations per common share—Diluted	$0.57	$0.13	$0.44	338%
Net income per common share—Diluted	$0.56	$0.59	$(0.03)	(5)%

	For the Three Months Ended March 31,
	2012	2011
REVENUE MIX PERCENTAGES:
New vehicles	53.6%	54.5%
Used retail vehicles	25.7%	23.7%
Used vehicle wholesale	4.0%	5.0%
Parts and service	13.2%	13.7%
Finance and insurance, net	3.5%	3.1%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	20.7%	19.8%
Used retail vehicles	14.8%	15.3%
Used vehicle wholesale	0.3%	0.6%
Parts and service	43.6%	45.5%
Finance and insurance, net	20.6%	18.8%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	74.6%	77.8%
Net income decreased by $2.3 million while income from continuing operations increased by $13.5 million during the first quarter of 2012 as compared to the first quarter of 2011. The increase in income from continuing operations was primarily a result of (i) a $19.1 million (11%) increase in gross profit, (ii) a $10.9 million decrease in other operating expense and (iii) a $1.1 million (11%) decrease in other interest expense, partially offset by an $8.8 million (7%) increase in SG&A expenses. The decrease in net income was primarily the result of the sale of our heavy truck business during the first quarter of 2011, which resulted in a $15.8 million net-of-tax gain, which is included in discontinued operations, net. Net income and income from continuing operations for the first quarter of 2011 were reduced by (i) $5.5 million, net of tax, due to legal claims related to operations from 2000 to 2006 and (ii) $1.4 million, net of tax, due to expenses related to executive separation benefits.
Gross profit increased across all four of our business lines and was driven by a $6.9 million (21%) increase in F&I gross profit and a $5.5 million (16%) increase in new vehicle gross profit. Our total gross profit margin increased 70 basis points to 17.2%, primarily as a result of a mix shift to our higher margin F&I business.
The $64.9 million (6%) increase in total revenue was primarily a result of a $25.4 million (5%) increase in new vehicle revenue and a $29.1 million (10%) increase in used vehicle revenue.
We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve full months (“same store”). We operated each store contributing to the data for the periods presented below for at least twelve full months, and therefore our same store results match those reported in the accompanying Condensed Consolidated Statements of Income.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue
Luxury	$201.9	$204.7	$(2.8)	(1)%
Mid-line import	300.6	283.0	17.6	6%
Mid-line domestic	87.2	76.6	10.6	14%
New vehicle revenue, as reported	$589.7	$564.3	$25.4	5%
Gross profit:
New vehicle gross profit
Luxury	$15.5	$14.2	$1.3	9%
Mid-line import	17.8	14.4	3.4	24%
Mid-line domestic	6.0	5.2	0.8	15%
New vehicle gross profit, as reported	$39.3	$33.8	$5.5	16%

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2012	2011
New vehicle units:
New vehicle retail units
Luxury	4,139	4,159	(20)	—%
Mid-line import	11,424	11,235	189	2%
Mid-line domestic	2,343	2,143	200	9%
Total new vehicle retail units	17,906	17,537	369	2%
Fleet vehicles	580	707	(127)	(18)%
New vehicle units—actual	18,486	18,244	242	1%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase	% Change
	2012	2011
Revenue per new vehicle sold	$31,900	$30,931	$969	3%
Gross profit per new vehicle sold	$2,126	$1,853	$273	15%
New vehicle gross margin	6.7%	6.0%	0.7%	12%

The $25.4 million (5%) increase in new vehicle revenue was primarily a result of a $17.6 million (6%) increase in mid-line import revenue and a $10.6 million (14%) increase in mid-line domestic revenue. Unit volumes for our mid-line import and mid-line domestic brands increased 2% and 9%, respectively, reflecting increased consumer confidence as well as increased consumer demand for domestic vehicles. New vehicle SAAR increased to 14.6 million for the first quarter of 2012, as compared to 13.1 million for the first quarter of 2011.
Total new vehicle gross profit increased by $5.5 million (16%), primarily driven by a $3.4 million (24%) increase in gross profit from our mid-line import brands. Our gross profit per new vehicle sold increased by $273, driven by a decrease in supply of higher-volume, lower-margin vehicles due to the natural disaster and related events in Japan in 2011, which drove an 80 basis point increase in our new vehicle gross margins from our mid-line import brands when compared to the first quarter of 2011. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand as we see U.S. based inventory levels from our Japanese manufacturing partners continue to normalize in 2012. As discussed above, these events favorably impacted our new vehicle gross profit margins during the first quarter of 2012 and these margins may not be sustainable as vehicle production and availability increase and inventory levels normalize.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues	$281.3	$244.8	$36.5	15%
Used vehicle wholesale revenues	44.4	51.8	(7.4)	(14)%
Used vehicle revenue, as reported	$325.7	$296.6	$29.1	10%
Gross profit:
Used vehicle retail gross profit	$27.9	$26.0	$1.9	7%
Used vehicle wholesale gross profit	0.6	1.0	(0.4)	(40)%
Used vehicle gross profit, as reported	$28.5	$27.0	$1.5	6%
Used vehicle retail units:
Used vehicle retail units	15,224	13,321	1,903	14%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2012	2011
Revenue per used vehicle retailed	$18,477	$18,377	$100	1%
Gross profit per used vehicle retailed	$1,833	$1,952	$(119)	(6)%
Used vehicle retail gross margin	9.9%	10.6%	(0.7)%	(7)%

The $29.1 million (10%) increase in used vehicle revenue includes a $36.5 million (15%) increase in used vehicle retail revenue, partially offset by a $7.4 million (14%) decrease in used vehicle wholesale revenue. The $1.5 million (6%) increase in used vehicle gross profit was primarily a result of a $1.9 million (7%) increase in used vehicle retail gross profit. The increase in used vehicle retail revenue and gross profit was driven primarily by increased unit sales volumes, partially offset by a lower gross profit margin of 9.9%, down 70 basis points from the first quarter of 2011. These results reflect the continued benefits of several store-level programs, including volume-driven initiatives such as our "Asbury 1-2-1" program, a goal of retailing one used vehicle for every new vehicle retailed. This initiative is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.

We believe our used vehicle inventory is well-aligned with current consumer demand, with approximately 32 days of supply in our inventory as of March 31, 2012, as compared to approximately 31 days of supply as of December 31, 2011.

Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions)
Revenue:
Parts and service revenue	$145.1	$141.6	$3.5	2%
Gross profit:
Parts and service gross profit
Customer pay	$50.7	$47.0	$3.7	8%
Reconditioning and preparation	16.6	13.0	3.6	28%
Warranty	10.3	12.6	(2.3)	(18)%
Wholesale parts	5.1	4.9	0.2	4%
Total parts and service gross profit	$82.7	$77.5	$5.2	7%
Parts and service gross margin	57.0%	54.7%	2.3%	4%

The $3.5 million (2%) increase in parts and service revenue was primarily due to a $6.6 million (7%) increase in customer pay revenue, partially offset by a $3.7 million (15%) decrease in warranty revenue. The $5.2 million (7%) increase in parts and service gross profit was primarily due to a 230 basis point increase in our parts and service gross margin primarily as a result of increased gross profit from customer pay and reconditioning and preparation of vehicles of 8% and 28%, respectively. The $3.6 million increase in reconditioning and preparation gross profit was primarily a result of the 14% increase in our used vehicle retail unit sales.
We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase	% Change
	2012	2011
	(Dollar in millions, except for per vehicle data)

Finance and insurance, net	$39.0	$32.1	$6.9	21%
Finance and insurance, net per vehicle sold	$1,157	$1,017	$140	14%
F&I increased $6.9 million (21%) during the first quarter of 2012 as compared to the first quarter of 2011, due to (i) a 7% increase in retail unit sales and (ii) a 14% increase in F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to (i) the improving availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team, (iii) our continued focus on improving the F&I results at our lower-performing stores by increasing the training of our F&I personnel, including implementing a certification process and certain best practices initiatives and (iv) improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate).

Selling, General and Administrative Expense—

	For the Three Months Ended March 31,					% of Gross Profit Increase (Decrease)
	2012	% of Gross Profit	2011	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$65.8	34.7%	$61.8	36.3%	$4.0	(1.6)%
Sales compensation	19.3	10.2%	17.8	10.4%	1.5	(0.2)%
Share-based compensation	2.4	1.3%	1.9	1.1%	0.5	0.2%
Outside services	14.7	7.8%	13.8	8.1%	0.9	(0.3)%
Advertising	6.5	3.4%	5.7	3.3%	0.8	0.1%
Rent	8.9	4.7%	9.2	5.4%	(0.3)	(0.7)%
Utilities	3.6	1.9%	4.0	2.3%	(0.4)	(0.4)%
Insurance	2.5	1.3%	2.1	1.2%	0.4	0.1%
Other	17.7	9.3%	16.3	9.6%	1.4	(0.3)%
Selling, general and administrative expense	$141.4	74.6%	$132.6	77.8%	$8.8	(3.2)%
Gross profit	$189.5		$170.4
SG&A expense as a percentage of gross profit was 74.6% for the first quarter of 2012 as compared to 77.8% for the first quarter of 2011. The 320 basis point decrease was primarily a result of (i) a 160 basis point decrease in personnel costs as a result of leveraging our fixed cost structure and (ii) a 70 basis point decrease in rent expense as a result of our purchase of certain previously leased real estate during 2011. We also benefited from a telecommunications expense management initiative implemented during 2011, which drove a 40 basis point decrease in our utilities expense.
We continue to be engaged in numerous productivity initiatives designed to reduce our fixed cost structure and improve our profitability. During the first quarter of 2012, we completed the process of converting all of our dealerships to the ADP Dealer Management System and are currently focused on fully leveraging ADP with our other technology platforms.
Depreciation and Amortization —
The $0.4 million (8%) increase in depreciation and amortization expense was primarily the result of increased capital expenditures in 2011 as compared to 2010, as well as our decision to purchase certain previously leased real estate during 2011.
Other Operating (Income) Expense, net —
Other operating (income) expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the first quarter of 2011, we recognized (i) approximately $9.0 million of expense due to legal claims related to operations from 2000 to 2006 and (ii) approximately $2.3 million of executive separation costs, which was partially offset by income related to proceeds received from the elimination of one of our franchises.
Other Interest Expense —
The $1.1 million (11%) decrease in other interest expense was primarily the result of our decision to repay certain mortgage notes payable during 2011 prior to their associated maturity.
Income Tax Expense—
The $8.6 million increase in income tax expense was primarily a result of the $22.1 million increase in income before income taxes in the first quarter of 2012 as compared to the first quarter of 2011. Our effective tax rate increased from 38.4% for the 2011 period to 38.8% for the 2012 period. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2012 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2012.
Discontinued Operations—
The $0.4 million, net of tax, net loss from discontinued operations for the first quarter of 2012 consists of net operating losses of franchises and ancillary businesses sold prior to or pending disposition as of March 31, 2012, including rent and other expenses of idle facilities.
During first quarter of 2011, we sold our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations), one collision repair center and one additional ancillary business. The $15.4 million, net of tax, net income from discontinued operations during the first quarter of 2011 consists of a $15.9 million, net of tax, gain on the sale of our heavy truck business and an additional ancillary business, partially offset by $0.5 million, net of tax, of net operating losses of franchises and ancillary businesses sold prior to or pending disposition as of March 31, 2012, including primarily rent and other expenses of idle facilities.
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2012, we had total available liquidity of $243.3 million, which consisted of cash and cash equivalents of $4.3 million, borrowing availability of $223.5 million under our revolving credit facilities and $15.5 million of availability under our vehicle floor plan offset account, which is generally accessible within one to two days. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of March 31, 2012, these financial covenants did not further limit our availability under our credit facilities. For a detailed discussion of our financial covenants, see “Covenants” below.
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
We currently have the following material credit facilities, floor plan facilities, mortgage notes, and senior subordinated notes. For a more detailed description of the material terms of our senior secured credit facilities, mortgage notes and senior subordinated notes, refer to the "Floor Plan Notes Payable" and “Long-Term Debt” footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

•
Revolving credit facility -a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit, which totaled $14.6 million as of March 31, 2012.

•
New inventory floor plan facilities - $625.0 million senior secured new vehicle revolving floor plan facility. In conjunction with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor plan interest expense on our Condensed Consolidated Statements of Income. As of March 31, 2012, we had $15.5 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory and well as facilities with certain other manufacturers for loaner vehicles.

•
Used vehicle floor plan facility - a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles. As of March 31, 2012, we had not drawn on this used vehicle revolving floor plan facility.

•	Mortgage notes - as of March 31, 2012, we had $71.0 million of mortgage note obligations. These mortgage notes payable are secured by the related underlying property.

•
3% Senior Subordinated Convertible Notes due 2012 (“3% Convertible Notes”) - as of March 31, 2012, we had $15.1 million in aggregate principal amount of our 3% Convertible Notes outstanding, offset by $0.3 million of unamortized discount. We are required to pay interest on the 3% Convertible Notes on March 15 and September 15 of each year until their maturity on September 15, 2012.

•
7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - as of March 31, 2012, we had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We are required to pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•
8.375% Senior Subordinated Notes due 2020 (“8.375% Notes”) - as of March 31, 2012, we had $200.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020.

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
Covenants
We are subject to a number of covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2012. Additionally, there were no material changes made to the terms of our covenants during the three months ended March 31, 2012.
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
Stock Repurchases
In December 2011, our board of directors authorized the repurchase of up to $47.4 million of our common stock. During the first quarter of 2012, we repurchased 18,000 shares for a total of $0.5 million. As of March 31, 2012, our authorization to repurchase common stock was limited to $46.9 million.
During the first quarter of 2012, we also repurchased 84,959 shares of our common stock for $2.2 million from employees in connection with a net share settlement feature of employee equity-based awards.

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
Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan lenders require amounts borrowed for the purchase of a vehicle to be repaid within a short time period after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan financing as compared to us). In addition, we include all floor plan borrowings and repayments in our internal operating cash flow forecasts. As a result, we use the non-GAAP measure “cash provided by (used in) operating activities, as adjusted” (defined below) to compare our results to forecasts. We believe that splitting the cash flows of floor plan notes payable between operating activities and financing activities, while all new vehicle inventory activity is included in operating activities, results in significantly different operating cash flow than if all the cash flows of floor plan notes payable were classified together in operating activities.
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

	For the Three Months Ended March 31,
	2012	2011
	(In millions)
Reconciliation of Cash used in operating activities to Cash provided by (used in) operating activities, as adjusted
Cash used in operating activities, as reported	$(36.1)	$(49.6)
New vehicle floor plan borrowings—non-trade, net	68.3	8.0
Floor plan notes payable—trade divestitures	—	18.9
Cash provided by (used in) operating activities, as adjusted	$32.2	$(22.7)
Operating Activities—
Net cash used in operating activities totaled $36.1 million and $49.6 million for the three months ended March 31, 2012 and 2011, respectively. Net cash provided by operating activities totaled $32.2 million for the three months ended March 31, 2012. Net cash used in operating activities totaled $22.7 million for the three months ended March 31, 2011. Cash provided by and used in operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $54.9 million increase in our cash provided by operating activities, as adjusted, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily the result of the following:

•
$58.7 million related to a decrease in inventory, net of floor plan notes payable, primarily as a result of (i) the use of available cash to reduce our floor plan notes payable prior to the sale of the related vehicle through the use of floor plan offset accounts in 2011 and (ii) an increase in our used inventory in 2012 to meet consumer demand and;

•a $23.5 million increase in net income adjusted for non-cash items.

The increase in our cash provided by operating activities, as adjusted, was partially offset by:

•	$11.8 million related to the timing of collection of accounts receivable and contracts-in-transit during 2012 as compared to 2011 and;

•	$14.1 million related to a net increase in other current assets primarily related to an increase in our loaner inventory and prepaid taxes.

Investing Activities—
Net cash used in investing activities totaled $14.0 million for the three months ended March 31, 2012. Net cash provided by investing activities totaled $52.8 million for the three months ended March 31, 2011. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate and lease buyouts, were $8.0 million and $6.4 million for the three months ended March 31, 2012 and 2011, respectively. Real estate related capital expenditures totaled $6.0 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. In addition, we purchased previously leased property for $16.9 million during the first quarter of 2011. Our capital investments currently consist primarily of real estate purchases, upgrades to our existing facilities and equipment purchases. We expect that capital expenditures during 2012 will total approximately $60.0 million, excluding the purchase of real estate. As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Proceeds from the sale of assets totaled $76.1 million for the three months ended March 31, 2011. Included in the proceeds from the sale of assets were $30.7 million associated with the sale of inventory in connection with the sale of ten franchises (three dealership locations) and one franchise (one dealership location), respectively. We continuously monitor the profitability and market value of our dealerships and may, under certain conditions, strategically divest certain dealerships.
Financing Activities—
Net cash provided by financing activities totaled $43.0 million for the three months ended March 31, 2012. Net cash used in financing activities totaled $16.6 million for the three months ended March 31, 2011.
During the first quarter of 2011, we also made non-trade floor plan repayments of $14.8 million related to the divestiture of our heavy trucks business.
Repayments of borrowings totaled $25.8 million and $7.1 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, we repaid $24.7 million of mortgage notes payable prior to their associated maturity.
During three months ended March 31, 2012, we repurchased a total of 18,000 shares of our common stock under our authorized repurchase program for $0.5 million. In 2012, we also repurchased 84,959 shares of our common stock for $2.2 million from employees in connection with a net share settlement feature of employee share-based awards.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $54.0 million under these agreements as of March 31, 2012, with an additional $10.0 million available to repurchase common stock only.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 9 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $539.5 million of total variable interest rate debt (including floor plan notes payable) outstanding as of March 31, 2012, a 1% change in interest rates could result in a change of as much as $5.4 million to our annual other interest expense.
We received $5.9 million of interest credit assistance from certain automobile manufacturers during the three months ended March 31, 2012. Interest credit assistance reduced cost of sales (including amounts classified as discontinued operations) for the three months ended March 31, 2012 by $5.2 million and reduced new vehicle inventory by $4.8 million and $4.1 million as of March 31, 2012 and December 31, 2011, respectively. Although we can provide no assurance as to the amount of future floor plan interest credit assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased interest credit assistance from certain automobile manufacturers.
Hedging Risk
We have an interest rate swap agreement which had a notional principal amount of $20.7 million as of March 31, 2012. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap was reduced through July 2011, when the notional principal amount increased to $21.5 million, and then began to reduce over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
For additional information about the effect of our derivative instruments on the accompanying condensed consolidated financial statements, see Note 6 “Financial Instruments and Fair Value” of the notes thereto.
In connection with the sale of our 3% Convertible Notes, we entered into convertible note hedge transactions with respect to our common stock with Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”). The convertible note hedge transactions require the Counterparties to deliver to us, subject to customary anti-dilution adjustments, all shares issuable upon conversion of the 3% Convertible Notes. The effect of the convertible note hedge transactions is to offset the effects of the conversion feature of the 3% Convertible Notes. Under the terms of the convertible note hedge transactions we will receive shares from the Counterparties in the event of a conversion of our 3% Convertible Notes. In connection with the repurchase of 3% Convertible Notes, a portion of the convertible note hedges was terminated.
We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of March 31, 2012, the strike price was $44.74 as a result of certain dividend payments. Under the terms of the warrant transactions we are required to issue shares of our common stock to the Counterparties in the event of a conversion of our 3% Convertible Notes at a strike price above $33.73.

Item 4. Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2012, the Company completed its implementation of the ADP Dealer Management System, which, as of the date of this report, has been implemented at all of our dealerships.  As appropriate, the Company is modifying the documentation of its internal control processes and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting.
During the quarter ended March 31, 2012, the Company also completed its implementation of a software module purchased from Morgan Stanley Smith Barney (“MSSB”) for the purpose of calculating share-based compensation expense and the related deferred tax asset/liability in accordance with Accounting Standards Codification ("ASC") 718, "Share-Based Payments." The MSSB software module will also be used to calculate the Company's dilutive share increment for the purposes of calculating the Company's diluted earnings per share. As appropriate, the Company is modifying the documentation of its internal control processes and procedures relating to the use of the MSSB software module to supplement and complement existing internal controls over financial reporting.
Other than the above, there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2(c). Issuer Purchases of Equity Securities
In December 2011, our board of directors authorized the repurchase of up to $47.4 million of our common stock. During the first quarter of 2012, we repurchased 18,000 shares for a total of $0.5 million. As of March 31, 2012, our authorization to repurchase common stock was limited to $46.9 million.
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $54.0 million under these agreements as of March 31, 2012, with an additional $10.0 million available to repurchase common stock only.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
01/01/2012 - 01/31/2012	—	N/A	—	$47.4
02/01/2012 - 02/29/2012	—	N/A	—	$47.4
03/01/2012 - 03/31/2012	18,000	$27.02	18,000	$46.9
TOTAL	18,000	$27.02	18,000
_________________

(1)	Represents shares of our common stock repurchased pursuant to a 10b5-1 trading plan, which expires on April 26, 2012.
Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1**	Letter Agreement by and between Asbury Automotive Group, Inc. and George A. Villasana, dated March 13, 2012

10.2**	2012 Equity Incentive Plan (filed as Appendix A to the Company's Proxy Statement filed with the SEC on March 19, 2012)*

10.3**	Form of Equity Award Agreement for CEO and COO

10.4**	Form of Equity Award Agreement for Other Named Executive Officers

10.5**
First Amendment to Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of March 7, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 8, 2012)*

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

Asbury Automotive Group, Inc.

Date: April 26, 2012	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	President and Chief Executive Officer

Asbury Automotive Group, Inc.

Date: April 26, 2012	By:	/s/ Scott J. Krenz
	Name:	Scott J. Krenz
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
10.1**	Letter Agreement by and between Asbury Automotive Group, Inc. and George A. Villasana, dated March 13, 2012

10.2**	2012 Equity Incentive Plan (filed as Appendix A to the Company's Proxy Statement filed with the SEC on March 19, 2012)*

10.3**	Form of Equity Award Agreement for CEO and COO

10.4**	Form of Equity Award Agreement for Other Named Executive Officers

10.5**
First Amendment to Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of March 7, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 8, 2012)*

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