Form 10-Q
period 2012-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2012-07-26
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 25, 2012 was 31,373,417.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8.7	$11.4
Contracts-in-transit	90.8	106.9
Accounts receivable (net of allowance of $1.3 and $1.3, respectively)	77.7	79.0
Inventories	595.2	519.5
Deferred income taxes	10.2	9.6
Assets held for sale	3.0	2.8
Other current assets	69.6	63.3
Total current assets	855.2	792.5
PROPERTY AND EQUIPMENT, net	527.7	510.8
GOODWILL	18.7	18.7
DEFERRED INCOME TAXES, net of current portion	34.3	41.4
OTHER LONG-TERM ASSETS	54.5	56.0
Total assets	$1,490.4	$1,419.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$49.5	$65.5
Floor plan notes payable—non-trade	460.2	368.5
Current maturities of long-term debt	16.8	19.5
Accounts payable and accrued liabilities	183.8	182.8
Total current liabilities	710.3	636.3
LONG-TERM DEBT	399.3	439.1
OTHER LONG-TERM LIABILITIES	17.6	17.4
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 39,395,031 and 38,911,704 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	490.4	482.6
Retained earnings (accumulated deficit)	10.9	(27.8)
Treasury stock, at cost; 8,024,877 and 7,591,498 shares, respectively	(135.4)	(124.1)
Accumulated other comprehensive loss	(3.1)	(4.5)
Total shareholders’ equity	363.2	326.6
Total liabilities and shareholders’ equity	$1,490.4	$1,419.4
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
New vehicle	$663.4	$570.7	$1,253.1	$1,135.0
Used vehicle	339.1	316.7	664.8	613.3
Parts and service	145.7	146.0	290.8	287.6
Finance and insurance, net	42.8	35.5	81.8	67.6
Total revenues	1,191.0	1,068.9	2,290.5	2,103.5
COST OF SALES:
New vehicle	620.5	529.6	1,170.9	1,060.1
Used vehicle	313.4	288.6	610.6	558.2
Parts and service	60.7	64.4	123.1	128.5
Total cost of sales	994.6	882.6	1,904.6	1,746.8
GROSS PROFIT	196.4	186.3	385.9	356.7
OPERATING EXPENSES:
Selling, general and administrative	142.1	140.5	283.5	273.1
Depreciation and amortization	5.8	5.7	11.5	11.0
Other operating expense (income), net	0.3	3.0	(0.1)	13.5
Income from operations	48.2	37.1	91.0	59.1
OTHER EXPENSES:
Floor plan interest expense	(3.0)	(2.2)	(5.7)	(4.9)
Other interest expense, net	(8.6)	(10.4)	(17.9)	(20.8)
Swap interest expense	(1.2)	(1.4)	(2.5)	(2.8)
Convertible debt discount amortization	(0.2)	(0.3)	(0.3)	(0.5)
Total other expenses, net	(13.0)	(14.3)	(26.4)	(29.0)
Income before income taxes	35.2	22.8	64.6	30.1
INCOME TAX EXPENSE	13.6	8.8	25.0	11.6
INCOME FROM CONTINUING OPERATIONS	21.6	14.0	39.6	18.5
DISCONTINUED OPERATIONS, net of tax	(0.5)	0.2	(0.9)	15.6
NET INCOME	$21.1	$14.2	$38.7	$34.1
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.69	$0.44	$1.27	$0.57
Discontinued operations	(0.01)	—	(0.03)	0.49
Net income	$0.68	$0.44	$1.24	$1.06
Diluted—
Continuing operations	$0.69	$0.43	$1.25	$0.56
Discontinued operations	(0.02)	—	(0.03)	0.47
Net income	$0.67	$0.43	$1.22	$1.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	31.1	32.1	31.1	32.3
Stock options	0.2	0.6	0.3	0.6
Restricted stock	0.1	0.1	0.1	0.2
Performance share units	0.1	0.1	0.1	0.1
Diluted	31.5	32.9	31.6	33.2

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Comprehensive income	$21.8	$14.0	$40.1	$34.8

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$38.7	$34.1
Adjustments to reconcile net income to net cash used in operating activities—
Depreciation and amortization	11.5	11.0
Stock-based compensation	3.8	5.2
Deferred income taxes	6.5	6.9
Loaner vehicle amortization	4.3	4.1
Excess tax benefit on share-based arrangements	(2.1)	(0.7)
Gain on sale of assets, net	(0.2)	(26.8)
Other adjustments, net	4.6	3.8
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	16.1	9.0
Accounts receivable	(8.4)	23.2
Proceeds from the sale of accounts receivable	9.7	11.2
Inventories	(52.7)	77.5
Other current assets	(37.4)	(16.7)
Floor plan notes payable—trade	(16.0)	(140.8)
Floor plan notes payable—trade divestitures	—	(23.0)
Accounts payable and accrued liabilities	0.5	12.9
Deferred compensation plan excess funding refund	3.2	—
Other long-term assets and liabilities, net	—	2.3
Net cash used in operating activities	(17.9)	(6.8)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(18.9)	(11.0)
Purchases of real estate	(6.0)	(0.6)
Purchases of previously leased real estate	(4.7)	(30.3)
Proceeds from the sale of assets	3.3	91.9
Other investing activities	—	0.6
Net cash (used in) provided by investing activities	(26.3)	50.6
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	1,439.7	208.2
Floor plan repayments—non-trade	(1,345.9)	(209.8)
Floor plan repayments—non-trade divestitures	(2.1)	(14.8)
Repayments of borrowings	(42.8)	(9.5)
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(11.3)	(17.7)
Excess tax benefit on share-based arrangements	2.1	0.7
Proceeds from the exercise of stock options	1.8	1.0
Net cash provided by (used in) financing activities	41.5	(41.9)
Net (decrease) increase in cash and cash equivalents	(2.7)	1.9
CASH AND CASH EQUIVALENTS, beginning of period	11.4	21.3
CASH AND CASH EQUIVALENTS, end of period	$8.7	$23.2

See Note 8 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 98 franchises (77 dealership locations) in 18 metropolitan markets within 10 states as of June 30, 2012. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of June 30, 2012, we offered 30 domestic and foreign brands of new vehicles. Our current brand mix is weighted 86% towards luxury and mid-line import brands, with the remaining 14% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly and the effects of any revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying unaudited interim condensed consolidated financial statements include, but are not limited to, those relating to inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, reserves for insurance programs, reserves for certain legal or similar proceedings relating to our business operations, realization of deferred tax assets and reserves for estimated tax liabilities.
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our unaudited interim condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2.4 million and 4.9 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares of common stock, the premium received for selling the warrants was recorded as an increase to additional paid-in capital, together with any cash that would be received upon exercise. In addition, our 3% Senior Subordinated Convertible Notes due 2012 (the “3% Convertible Notes”) are convertible into shares of our common stock at a current conversion price of $33.73 per share. The shares issuable upon exercise of these warrants and conversion of our 3% Convertible Notes could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share in any period presented because their inclusion would be anti-dilutive. The maximum number of shares of common stock issuable upon conversion of our 3% Convertible Notes as of June 30, 2012 was 2.2 million shares.
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
Amounts in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 have been reclassified to reflect the results of franchises sold subsequent to June 30, 2011 as if we had classified those franchises as discontinued operations for all periods presented.
Statements of Cash Flows
Borrowing and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade"), and all floor plan notes payable relating to pre-owned vehicles (collectivelly referred to as "Floor Plan Notes Payable-Non-Trade"), are classified as financing activities on the accompanying Condensed

Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable - Trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. Repayments of Floor Plan Notes Payable - Trade associated with divestitures are classified as an operating activity. Repayments of Floor Plan Notes Payable - Non-Trade associated with divestitures are classified as a financing activity.
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
Recent Accounting Pronouncements
During the first quarter of 2012, we adopted an accounting standard update regarding the presentation of comprehensive income. This update was issued to increase the prominence of items reported in other comprehensive income. The update requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In connection with the adoption of this standard, our condensed consolidated financial statements include separate Condensed Consolidated Statements of Comprehensive Income. The adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.
During the first quarter of 2012, we also adopted an accounting standard update regarding fair value measurement. This update was issued to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This standard update also changed certain fair value measurement principles and enhanced certain disclosure requirements, particularly for Level 3 fair value measurements. The adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.

3. INVENTORIES
Inventories consisted of the following:

	As of
	June 30,	December 31,
	2012	2011
	(In millions)
New vehicles	$460.3	$400.0
Used vehicles	96.6	82.0
Parts and accessories	38.3	37.5
Total inventories	$595.2	$519.5
The lower of cost or market reserves reduced total inventory cost by $4.2 million and $5.2 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, certain automobile manufacturer incentives reduced new vehicle inventory cost by $6.0 million and $4.9 million, respectively, and reduced new vehicle cost of sales from continuing operations for the six months ended June 30, 2012 and June 30, 2011 by $11.7 million and $9.9 million, respectively.

4. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
During the six months ended June 30, 2012, we sold one franchise (one dealership location). There were no assets or liabilities associated with pending dispositions as of June 30, 2012 or December 31, 2011.
Real estate not currently used in our operations that we are actively marketing to sell totaled $3.0 million and $2.8 million as of June 30, 2012 and December 31, 2011, respectively. There were no liabilities associated with our real estate assets held for sale as of June 30, 2012 or December 31, 2011.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	June 30,	December 31,
	2012	2011
	(In millions)
Assets:
Inventories	$—	$—
Property and equipment, net	3.0	2.8
Total assets	3.0	2.8
Liabilities:
Floor plan notes payable—non-trade	—	—
Total liabilities	—	—
Net assets held for sale	$3.0	$2.8

5. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	June 30,	December 31,
	2012	2011
	(In millions)
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($15.1 million face value, net of discounts of $0.1 million and $0.4 million, respectively)	15.0	14.7
Mortgage notes payable bearing interest at fixed and variable rates	54.0	96.8
Capital lease obligations	3.9	3.9
	416.1	458.6
Less: current portion	(16.8)	(19.5)
Long-term debt	$399.3	$439.1

During the six months ended June 30, 2012, we repaid approximately $41.0 million of mortgage notes payable prior to their associated maturity.

We currently plan to satisfy our debt repayment obligation related to the maturity of our 3% Convertible Notes through our available liquidity.

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

Level 2-Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include cash flow swap instruments and exchange-traded debt securities that are not actively traded or do not have a high trading volume.

Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions and those used in assessing impairment of manufacturer franchise rights.
Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable and interest rate swap agreements. The carrying values of our financial instruments, with the exception of subordinated long-term debt, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our subordinated long-term debt is based on reported market prices which reflect Level 2 inputs. Level 2 inputs are valuations based on quoted market prices in markets that are not active or do not have a high trading volume. A summary of the carrying values and fair values of our 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes"), our 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes") and our 3% Convertible Notes is as follows:

	As of
	June 30,	December 31,
	2012	2011
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($15.1 million face value, net of discounts of $0.1 million and $0.4 million, respectively)	15.0	14.7
Total carrying value	$358.2	$357.9

Fair Value:
8.375% Senior Subordinated Notes due 2020	$217.0	$205.0
7.625% Senior Subordinated Notes due 2017	146.8	141.8
3% Senior Subordinated Convertible Notes due 2012	15.0	14.6
Total fair value	$378.8	$361.4
We have an interest rate swap agreement which had a notional principal amount of $20.4 million as of June 30, 2012. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap was reduced through July 2011, when the notional principal amount increased to $21.5 million, and then began reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income, including the impact on Accumulated Other Comprehensive Income ("AOCI") (in millions):

For the Three Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified out of AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2012	Interest rate swaps	$(0.1)	Swap interest expense	$—	$(1.2)	$—	N/A
2011	Interest rate swaps	$(1.7)	Swap interest expense	$(1.3)	$(0.1)	$—	N/A

For the Six Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified out of AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2012	Interest rate swaps	$(0.2)	Swap interest expense	$(0.1)	$(2.4)	$—	N/A
2011	Interest rate swaps	$(1.7)	Swap interest expense	$(2.7)	$(0.1)	$—	N/A

 On the basis of yield curve conditions as of June 30, 2012, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $4.4 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than that assumption, all other inputs reflect Level 2 inputs.
Market Risk Disclosures as of June 30, 2012:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$20.4	1 month LIBOR	October 2015	$(0.6)
____________________________

* The total fair value of our swap is a $0.6 million net liability, of which $0.2 million is included in Accounts Payable and Accrued Liabilities and $0.4 million is included in Other Long-Term Liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheet.
Market Risk Disclosures as of December 31, 2011:

Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$21.0	1 month LIBOR	October 2015	$(0.5)
____________________________
* The total fair value of our swap is a $0.5 million net liability, of which $0.2 million is included in Accounts Payable and Accrued Liabilities and $0.3 million is included in Other Long-Term Liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheet.

7. DISCONTINUED OPERATIONS AND DIVESTITURES
During the six months ended June 30, 2012, we sold one franchise (one dealership location). The accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 have been reclassified to reflect the status of our discontinued operations as of June 30, 2012. Results classified as sold or closed for the three and six months ended June 30, 2012 in the table below include primarily rent and other expenses of idle facilities.
The following table provides further information regarding our discontinued operations as of June 30, 2012, and includes the results of businesses sold prior to June 30, 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In million, except franchise data)
Franchises:
Mid-line import	—	1	—	1
Heavy Trucks	—	—	—	10
Luxury	1	2	1	2
Total	1	3	1	13
Revenues	$3.3	$20.3	$8.6	$95.3
Cost of sales	3.0	16.9	7.3	82.5
Gross profit	0.3	3.4	1.3	12.8
Operating expenses	1.3	3.8	3.0	13.6
Loss from operations	(1.0)	(0.4)	(1.7)	(0.8)
Other expense, net	—	(0.4)	—	(0.7)
Gain on disposition	0.2	1.2	0.2	27.1
(Loss) income before income taxes	(0.8)	0.4	(1.5)	25.6
Income tax benefit (expense)	0.3	(0.2)	0.6	(10.0)
Discontinued operations, net of tax	$(0.5)	$0.2	$(0.9)	$15.6

8. SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2012 and 2011, we made interest payments, including amounts capitalized, totaling $23.1 million and $27.4 million, respectively. Included in these interest payments are $5.1 million and $6.2 million of floor plan interest payments for the six months ended June 30, 2012 and 2011, respectively.
During the six months ended June 30, 2012 and 2011, we made income tax payments, net of refunds received, totaling $16.0 million and $0.5 million, respectively.
During the six months ended June 30, 2012 and 2011, we sold $10.0 million and $11.5 million, respectively, of trade receivables, each at a total discount of $0.3 million.

During the six months ended June 30, 2012 and 2011, we transferred $25.7 million and $17.9 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.

9. COMMITMENTS AND CONTINGENCIES
Our dealerships are party to dealer and framework agreements with applicable vehicle manufacturers.  In accordance with these agreements, each dealership has certain rights and is subject to restrictions typical of the industry. The ability of these manufacturers to influence the operations of the dealerships or the loss of any of these agreements could have a materially negative impact on our operating results.

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

It is reasonably possible that losses in excess of the amounts accrued for the various types of claims known to us could be up to approximately $1.5 million in the aggregate.  We currently do not anticipate that any known claim will materially adversely affect our financial condition, liquidity or results of operations.  However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity or results of operations.

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

We had $14.6 million of letters of credit outstanding as of June 30, 2012, which are required by certain of our insurance providers. In addition, as of June 30, 2012, we maintained a $7.5 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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

•
our parts and service revenue due to, among other things, improvements in manufacturing quality, manufacturer recalls, the recently lower than historical seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. and any changes in business strategy and government regulations;

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

Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth in the discussion and analysis below and under Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statements.

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 98 franchises (77 dealership locations) in 18 metropolitan markets within 10 states as of June 30, 2012. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of June 30, 2012, we offered 30 domestic and foreign brands of new vehicles. Our current brand mix is weighted 86% towards luxury and mid-line import brands, with the remaining 14% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
Our revenues are derived primarily from: (i) the sale of new vehicles to individual retail customers (“new vehicle retail”) and commercial customers (“fleet”) (the terms “new vehicle retail” and “fleet” being together referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being together referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (together referred to as “parts and service”); and (iv) the arrangement of vehicle financing and the sale of a number of aftermarket products, such as insurance and service contracts (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and F&I based on dealership generated F&I gross profit per vehicle sold. We assess the organic growth of our revenue and gross profit by comparing the year-to-year results of stores that we have operated for at least twelve full months (“same store”).

Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 50% of revenue from mid-line import brands and 36% of revenue from luxury brands in the second quarter of 2012, is well positioned for growth over the long term.

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

The United States automotive retail market has shown continued improvement with new vehicle SAAR increasing to 14.3 million during the second quarter of 2012 as compared to 12.6 million during the second quarter of 2011. We continued to benefit from improving economic conditions in second quarter of 2012, which we attribute to increasing consumer confidence and the availability of credit at terms favorable to consumers. We believe that the overall economic recovery will continue to be fragile, and may be subject to further changes based on consumer confidence, unemployment levels and other macro-economic factors as the long-term prospects for, and the timing of, a return to a stronger economy continue to be difficult to predict.
We had total available liquidity of $241.5 million as of June 30, 2012, which included cash and cash equivalents of $8.7 million, borrowing availability of $214.8 million under our various credit facilities and $18.0 million of availability under our vehicle floor plan offset account. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below. As of June 30, 2012, we had $15.1 million in aggregate principal amount of our 3% Senior Subordinated Convertible Notes due 2012 (the "3% Convertible Notes") outstanding, which will mature in September 2012. We currently plan to satisfy our debt repayment obligation related to the maturity of our 3% Convertible Notes through our available liquidity.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$663.4	$570.7	$92.7	16%
Used vehicle	339.1	316.7	22.4	7%
Parts and service	145.7	146.0	(0.3)	—%
Finance and insurance, net	42.8	35.5	7.3	21%
Total revenues	1,191.0	1,068.9	122.1	11%
GROSS PROFIT:
New vehicle	42.9	41.1	1.8	4%
Used vehicle	25.7	28.1	(2.4)	(9)%
Parts and service	85.0	81.6	3.4	4%
Finance and insurance, net	42.8	35.5	7.3	21%
Total gross profit	196.4	186.3	10.1	5%
OPERATING EXPENSES:
Selling, general and administrative	142.1	140.5	1.6	1%
Depreciation and amortization	5.8	5.7	0.1	2%
Other operating expense, net	0.3	3.0	(2.7)	(90)%
Income from operations	48.2	37.1	11.1	30%
OTHER EXPENSES:
Floor plan interest expense	(3.0)	(2.2)	0.8	36%
Other interest expense, net	(8.6)	(10.4)	(1.8)	(17)%
Swap interest expense	(1.2)	(1.4)	(0.2)	(14)%
Convertible debt discount amortization	(0.2)	(0.3)	(0.1)	(33)%
Total other expenses, net	(13.0)	(14.3)	(1.3)	(9)%
Income before income taxes	35.2	22.8	12.4	54%
INCOME TAX EXPENSE	13.6	8.8	4.8	55%
INCOME FROM CONTINUING OPERATIONS	21.6	14.0	7.6	54%
DISCONTINUED OPERATIONS, net of tax	(0.5)	0.2	(0.7)	(350)%
NET INCOME	$21.1	$14.2	$6.9	49%
Income from continuing operations per common share—Diluted	$0.69	$0.43	$0.26	60%
Net income per common share—Diluted	$0.67	$0.43	$0.24	56%

	For the Three Months Ended June 30,
	2012	2011
REVENUE MIX PERCENTAGES:
New vehicles	55.7%	53.4%
Used retail vehicles	24.1%	25.1%
Used vehicle wholesale	4.4%	4.5%
Parts and service	12.2%	13.7%
Finance and insurance, net	3.6%	3.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	21.8%	22.1%
Used retail vehicles	13.3%	15.1%
Used vehicle wholesale	(0.2)%	(0.1)%
Parts and service	43.3%	43.8%
Finance and insurance, net	21.8%	19.1%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	72.4%	75.4%
Net income and income from continuing operations increased by $6.9 million and $7.6 million, respectively, during the second quarter of 2012 as compared to the second quarter of 2011. The increase in income from continuing operations was primarily a result of (i) a $10.1 million (5%) increase in gross profit, (ii) a $2.7 million (90%) decrease in other operating expense, net and (iii) a $1.8 million (17%) decrease in other interest expense, net, partially offset by a $1.6 million (1%) increase in SG&A expenses. Net income and income from continuing operations for the second quarter of 2011 were reduced by (i) $1.7 million, net of tax, due to expenses related to executive separation benefits and (ii) $0.9 million, net of tax, due to real estate related charges.
The $10.1 million (5%) increase in total gross profit was driven by a $7.3 million (21%) increase in F&I gross profit and a $3.4 million (4%) increase in parts and service gross profit, partially offset by a $2.4 million (9%) decrease in our gross profit from used vehicles. Our total gross profit margin decreased 90 basis points to 16.5%, primarily as a result of (i) a mix shift to our lower margin new vehicle business and (ii) a 140 basis point decrease in our used retail vehicle gross margins.
The $122.1 million (11%) increase in total revenue was primarily a result of a $92.7 million (16%) increase in new vehicle revenue and a $22.4 million (7%) increase in used vehicle revenue.
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

New Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue
Luxury	$235.3	$204.7	$30.6	15%
Mid-line import	333.7	278.7	55.0	20%
Mid-line domestic	94.4	87.3	7.1	8%
New vehicle revenue, as reported	$663.4	$570.7	$92.7	16%
Gross profit:
New vehicle gross profit
Luxury	$18.3	$16.4	$1.9	12%
Mid-line import	18.5	18.8	(0.3)	(2)%
Mid-line domestic	6.1	5.9	0.2	3%
New vehicle gross profit, as reported	$42.9	$41.1	$1.8	4%

	For the Three Months Ended June 30,		Increase	% Change
	2012	2011
New vehicle units:
New vehicle retail units
Luxury	4,911	4,132	779	19%
Mid-line import	12,749	10,753	1,996	19%
Mid-line domestic	2,407	2,388	19	1%
Total new vehicle retail units	20,067	17,273	2,794	16%
Fleet vehicles	694	600	94	16%
New vehicle units—actual	20,761	17,873	2,888	16%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2012	2011
Revenue per new vehicle sold	$31,954	$31,931	$23	—%
Gross profit per new vehicle sold	$2,066	$2,300	$(234)	(10)%
New vehicle gross margin	6.5%	7.2%	(0.7)%	(10)%

The $92.7 million (16%) increase in new vehicle revenue was primarily a result of a $55.0 million (20%) increase in mid-line import revenue and a $30.6 million (15%) increase in luxury revenue. Unit volumes for our luxury and mid-line import brands both increased by 19%, reflecting improved inventory availability compared to depressed levels in the prior year following the natural disaster and related events in Japan and a general increase in consumer demand. New vehicle SAAR increased to 14.3 million for the second quarter of 2012, as compared to 12.6 million for the second quarter of 2011.
Total new vehicle gross profit increased by $1.8 million (4%), primarily driven by a $1.9 million (12%) increase in luxury gross profit. Our gross profit per new vehicle sold decreased by $234, driven by an increase in the supply of higher-volume, lower-margin vehicles that were in short supply in 2011 as a result of the natural disaster and related events in Japan. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand as we expect U.S. based inventory levels from our Japanese manufacturing partners to continue to normalize in 2012. The events discussed above favorably impacted our new vehicle gross profit margins during the second quarter of 2011, and such margins may not be sustainable as vehicle production and availability increase and inventory levels normalize.

Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues	$287.0	$269.1	$17.9	7%
Used vehicle wholesale revenues	52.1	47.6	4.5	9%
Used vehicle revenue, as reported	$339.1	$316.7	$22.4	7%
Gross profit:
Used vehicle retail gross profit	$26.1	$28.2	$(2.1)	(7)%
Used vehicle wholesale gross profit	(0.4)	(0.1)	(0.3)	300%
Used vehicle gross profit, as reported	$25.7	$28.1	$(2.4)	(9)%
Used vehicle retail units:
Used vehicle retail units—actual	14,897	14,036	861	6%

Used Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2012	2011
Revenue per used vehicle retailed	$19,266	$19,172	$94	—%
Gross profit per used vehicle retailed	$1,752	$2,009	$(257)	(13)%
Used vehicle retail gross margin	9.1%	10.5%	(1.4)%	(13)%

The $22.4 million (7%) increase in used vehicle revenue was the result of a $17.9 million (7%) increase in used vehicle retail revenue and a $4.5 million (9%) increase in used vehicle wholesale revenue. The increase in used vehicle revenue reflects the ongoing impact of our "Asbury 1-2-1" program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
The $2.4 million (9%) decrease in used vehicle gross profit was primarily a result of a $2.1 million (7%) decrease in used vehicle retail gross profit. The decrease in used vehicle retail gross profit was driven primarily by a 140 basis point decrease in our used vehicle retail gross margin when compared to the prior year quarter. The decrease in our used vehicle retail gross margin reflects, among other things, a particularly strong used vehicle market in 2011. The decreases in our gross profit per used vehicle retailed and used vehicle gross margin can partially be attributed to the increased availability of competitively priced new models that, until recently, were in short supply as a result of the 2011 natural disaster and related events in Japan.
We believe our used vehicle inventory is well-aligned with current consumer demand, with approximately 35 days of supply in our inventory as of June 30, 2012, as compared to approximately 31 days of supply as of December 31, 2011.

Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions)
Revenue:
Parts and service revenue	$145.7	$146.0	$(0.3)	—%

Gross profit:
Parts and service gross profit
Customer pay	$52.2	$50.6	$1.6	3%
Reconditioning and preparation	17.8	14.6	3.2	22%
Warranty	9.8	11.3	(1.5)	(13)%
Wholesale parts	5.2	5.1	0.1	2%
Total parts and service gross profit	$85.0	$81.6	$3.4	4%
Parts and service gross margin	58.3%	55.9%	2.4%	4%

Parts and service revenue remained relatively flat in the second quarter of 2012 when compared to the second quarter of 2011, as a $2.4 million (11%) decrease in warranty revenue was partially offset by a $1.9 million (2%) increase in customer pay revenue. The $3.4 million (4%) increase in parts and service gross profit was primarily due to a 240 basis point increase in our parts and service gross margin. The increase in our parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including a 22% increase in gross profit from reconditioning and preparation of vehicles and a 3% increase in our customer pay parts and service gross profit. The $3.2 million increase in reconditioning and preparation gross profit was primarily a result of the 6% increase in our used vehicle retail unit sales. Gross profit associated with warranty work decreased by $1.5 million (13%), partially due to certain manufacturer recalls that occurred during 2011 that drove increased warranty work in the prior year period.
We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase	% Change
	2012	2011
	(Dollar in millions, except for per vehicle data)

Finance and insurance, net	$42.8	$35.5	$7.3	21%
Finance and insurance, net per vehicle sold	$1,200	$1,113	$87	8%
F&I increased $7.3 million (21%) during the second quarter of 2012 as compared to the second quarter of 2011, due to (i) a 12% increase in retail unit sales and (ii) an 8% increase in F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improving availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.

Selling, General and Administrative Expense—

	For the Three Months Ended June 30,					% of Gross Profit Increase (Decrease)
	2012	% of Gross Profit	2011	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$64.7	32.9%	$64.0	34.4%	$0.7	(1.5)%
Sales compensation	21.1	10.7%	19.3	10.4%	1.8	0.3%
Share-based compensation	1.4	0.7%	1.1	0.6%	0.3	0.1%
Outside services	14.0	7.1%	14.0	7.5%	—	(0.4)%
Advertising	7.2	3.7%	6.8	3.7%	0.4	—%
Rent	8.8	4.5%	10.2	5.5%	(1.4)	(1.0)%
Utilities	3.5	1.8%	3.7	2.0%	(0.2)	(0.2)%
Insurance	3.1	1.6%	3.2	1.7%	(0.1)	(0.1)%
Other	18.3	9.4%	18.2	9.6%	0.1	(0.2)%
Selling, general and administrative expense	$142.1	72.4%	$140.5	75.4%	$1.6	(3.0)%
Gross profit	$196.4		$186.3
SG&A expense as a percentage of gross profit was 72.4% for the second quarter of 2012 as compared to 75.4% for the second quarter of 2011. The 300 basis point decrease was primarily attributable to (i) a 150 basis point decrease in personnel costs, as a percentage of gross profit, as a result of leveraging our fixed cost structure and (ii) a 100 basis point decrease in rent expense, as a percentage of gross profit, as a result of our purchase of certain previously leased real estate during 2011.
We continue to be engaged in numerous productivity initiatives designed to further reduce our fixed cost structure and improve our profitability. During the first quarter of 2012, we completed the process of converting all of our dealerships to the ADP Dealer Management System and are currently focused on fully leveraging ADP with our other technology platforms.
Depreciation and Amortization —
The $0.1 million (2%) increase in depreciation and amortization expense was primarily the result of increased capital expenditures in 2011 as compared to 2010, as well as our decision to purchase certain previously leased real estate during 2011.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. The decrease in other operating expense, net was the result of the recognition during the second quarter of 2011 of approximately $2.7 million of executive separation costs with no similar costs in the 2012 period.
Other Interest Expense —
The $1.8 million (17%) decrease in other interest expense was primarily the result of our repayment of certain mortgage notes payable during the second half of 2011 and the first half of 2012 prior to their associated maturity.
Income Tax Expense—
The $4.8 million increase in income tax expense was primarily a result of the $12.4 million increase in income before income taxes in the second quarter of 2012 as compared to the second quarter of 2011. Our effective tax rate was 38.6% for both the 2012 and 2011 periods. Our effective tax rate is dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2012 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2012.
Discontinued Operations—

During the second quarter of 2012, we sold 1 franchise (1 dealership location). The $0.5 million, net of tax, net loss from discontinued operations for the second quarter of 2012 includes a $0.1 million, net of tax, gain on the sale of one franchise (one dealership location), offset by $0.6 million, net of tax, of net operating losses of franchises sold prior to June 30, 2012, including primarily rent and other expenses of idle facilities.
During the second quarter of 2011, we sold one franchise (one dealership location). Discontinued operations, net, for the second quarter of 2011 includes a $0.7 million, net of tax, gain on the sale of one franchise (one dealership location), partially offset by (i) $0.4 million, net of tax, of net operating losses of franchises and ancillary businesses sold prior to June 30, 2012, including primarily rent and other expenses of idle facilities and (ii) a $0.1 million, net of tax, impairment charge related to certain property not currently used in our operations.
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$1,253.1	$1,135.0	$118.1	10%
Used vehicle	664.8	613.3	51.5	8%
Parts and service	290.8	287.6	3.2	1%
Finance and insurance, net	81.8	67.6	14.2	21%
Total revenues	2,290.5	2,103.5	187.0	9%
GROSS PROFIT:
New vehicle	82.2	74.9	7.3	10%
Used vehicle	54.2	55.1	(0.9)	(2)%
Parts and service	167.7	159.1	8.6	5%
Finance and insurance, net	81.8	67.6	14.2	21%
Total gross profit	385.9	356.7	29.2	8%
OPERATING EXPENSES:
Selling, general and administrative	283.5	273.1	10.4	4%
Depreciation and amortization	11.5	11.0	0.5	5%
Other operating (income) expense, net	(0.1)	13.5	(13.6)	(101)%
Income from operations	91.0	59.1	31.9	54%
OTHER EXPENSES:
Floor plan interest expense	(5.7)	(4.9)	0.8	16%
Other interest expense, net	(17.9)	(20.8)	(2.9)	(14)%
Swap interest expense	(2.5)	(2.8)	(0.3)	(11)%
Convertible debt discount amortization	(0.3)	(0.5)	(0.2)	(40)%
Total other expenses, net	(26.4)	(29.0)	(2.6)	(9)%
Income before income taxes	64.6	30.1	34.5	115%
INCOME TAX EXPENSE	25.0	11.6	13.4	116%
INCOME FROM CONTINUING OPERATIONS	39.6	18.5	21.1	114%
DISCONTINUED OPERATIONS, net of tax	(0.9)	15.6	(16.5)	(106)%
NET INCOME	$38.7	$34.1	$4.6	13%
Income from continuing operations per common share—Diluted	$1.25	$0.56	$0.69	123%
Net income per common share—Diluted	$1.22	$1.03	$0.19	18%

	For the Six Months Ended June 30,
	2012	2011
REVENUE MIX PERCENTAGES:
New vehicles	54.7%	54.0%
Used retail vehicles	24.8%	24.4%
Used vehicle wholesale	4.2%	4.7%
Parts and service	12.7%	13.7%
Finance and insurance, net	3.6%	3.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	21.3%	21.0%
Used retail vehicles	13.9%	15.1%
Used vehicle wholesale	0.1%	0.3%
Parts and service	43.5%	44.6%
Finance and insurance, net	21.2%	19.0%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	73.5%	76.6%
Net income and income from continuing operations increased by $4.6 million and $21.1 million, respectively, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase in income from continuing operations was primarily a result of (i) a $29.2 million (8%) increase in gross profit, (ii) a $13.6 million decrease in other operating expense and (iii) a $2.9 million (14%) decrease in other interest expense net, partially offset by a $10.4 million (4%) increase in SG&A expenses. Net income for the six months ended June 30, 2011 was positively impacted by the sale of our heavy truck business in 2011, which resulted in a $15.8 million net-of-tax gain, which is included in discontinued operations, net. Net income and income from continuing operations for the six months ended June 30, 2011 were reduced by (i) $5.5 million, net of tax, due to legal claims related to operations from 2000 to 2006, (ii) $3.1 million, net of tax, due to expenses related to executive separation benefits and (iii) $0.9 million, net of tax, due to real estate related charges.
The $29.2 million (8%) increase in total gross profit was driven by (i) a $14.2 million (21%) increase in F&I gross profit, (ii) an 8.6 million (5%) increase in parts and service gross profit and (iii) a $7.3 million (10%) increase in new vehicle gross profit. Our total gross profit margin decreased 20 basis points to 16.8%, primarily as a result of a 100 basis point decrease in our used vehicle retail gross margin.
The $187.0 million (9%) increase in total revenue was primarily a result of a $118.1 million (10%) increase in new vehicle revenue and a $51.5 million (8%) increase in used vehicle revenue.
We operated each store contributing to the data for the periods presented below for at least twelve full months, and therefore our same store results match those reported in the accompanying Condensed Consolidated Statements of Income.

New Vehicle—

	For the Six Months Ended June 30,		Increase	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue
Luxury	$437.2	$409.4	$27.8	7%
Mid-line import	634.3	561.7	72.6	13%
Mid-line domestic	181.6	163.9	17.7	11%
New vehicle revenue, as reported	$1,253.1	$1,135.0	$118.1	10%
Gross profit:
New vehicle gross profit
Luxury	$33.8	$30.6	$3.2	10%
Mid-line import	36.3	33.2	3.1	9%
Mid-line domestic	12.1	11.1	1.0	9%
New vehicle gross profit, as reported	$82.2	$74.9	$7.3	10%

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2012	2011
New vehicle units:
New vehicle retail units
Luxury	9,050	8,291	759	9%
Mid-line import	24,173	21,988	2,185	10%
Mid-line domestic	4,750	4,531	219	5%
Total new vehicle retail units	37,973	34,810	3,163	9%
Fleet vehicles	1,274	1,307	(33)	(3)%
New vehicle units—actual	39,247	36,117	3,130	9%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase	% Change
	2012	2011
Revenue per new vehicle sold	$31,929	$31,426	$503	2%
Gross profit per new vehicle sold	$2,094	$2,074	$20	1%
New vehicle gross margin	6.6%	6.6%	—%	—%

The $118.1 million (10%) increase in new vehicle revenue was primarily a result of a $72.6 million (13%) increase in mid-line import revenue and a $27.8 million (7%) increase in luxury revenue. Unit volumes for our mid-line import and luxury brands increased 10% and 9%, respectively, reflecting improved inventory availability compared to depressed levels in the prior year following the natural disaster and related events in Japan and a general increase in consumer demand. New vehicle SAAR increased to 14.3 million for the first half of 2012, as compared to 12.6 million for the first half of 2011.
Total new vehicle gross profit increased by $7.3 million (10%), primarily driven by a $3.2 million (10%) increase in gross profit from our luxury brands and a $3.1 million (9%) increase in gross profit from our mid-line import brands. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand as we expect U.S. based inventory levels from our Japanese manufacturing partners to continue to normalize in 2012.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues	$568.3	$513.9	$54.4	11%
Used vehicle wholesale revenues	96.5	99.4	(2.9)	(3)%
Used vehicle revenue, as reported	$664.8	$613.3	$51.5	8%
Gross profit:
Used vehicle retail gross profit	$54.0	$54.2	$(0.2)	—%
Used vehicle wholesale gross profit	0.2	0.9	(0.7)	(78)%
Used vehicle gross profit, as reported	$54.2	$55.1	$(0.9)	(2)%
Used vehicle retail units:
Used vehicle retail units—actual	30,121	27,357	2,764	10%

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2012	2011
Revenue per used vehicle retailed	$18,867	$18,785	$82	—%
Gross profit per used vehicle retailed	$1,793	$1,981	$(188)	(9)%
Used vehicle retail gross margin	9.5%	10.5%	(1.0)%	(10)%

The $51.5 million (8%) increase in used vehicle revenue includes a $54.4 million (11%) increase in used vehicle retail revenue, partially offset by a $2.9 million (3%) decrease in used vehicle wholesale revenue. The increase in used vehicle revenue reflects the ongoing impact of our "Asbury 1-2-1" program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
The $0.9 million (2%) decrease in used vehicle gross profit was primarily a result of a $188 (9%) decrease in gross profit per used vehicle retailed. The decrease in gross profit per used vehicle retailed reflects, among other things, a particularly strong used vehicle market in 2011. The decreases in our gross profit per used vehicle retailed and used vehicle gross margin can partially be attributed to the increased availability of competitively priced new models that, until recently, were in short supply as a result of the 2011 natural disaster and related events in Japan.

Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions)
Revenue:
Parts and service revenue	$290.8	$287.6	$3.2	1%
Gross profit:
Parts and service gross profit
Customer pay	$103.0	$97.6	$5.4	6%
Reconditioning and preparation	34.4	27.6	6.8	25%
Warranty	20.0	23.9	(3.9)	(16)%
Wholesale parts	10.3	10.0	0.3	3%
Total parts and service gross profit	$167.7	$159.1	$8.6	5%
Parts and service gross margin	57.7%	55.3%	2.4%	4%

The $3.2 million (1%) increase in parts and service revenue was primarily due to an $8.6 million (5%) increase in customer pay revenue, partially offset by a $6.2 million (13%) decrease in warranty revenue. The $8.6 million (5%) increase in parts and service gross profit was primarily due to a 240 basis point increase in our parts and service gross margin primarily as a result of increased gross profit from reconditioning and preparation of vehicles and customer pay, which increased 25% and 6%, respectively. The $6.8 million increase in reconditioning and preparation gross profit was primarily a result of the 10% increase in our used vehicle retail unit sales.

Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase	% Change
	2012	2011
	(Dollar in millions, except for per vehicle data)

Finance and insurance, net	$81.8	$67.6	$14.2	21%
Finance and insurance, net per vehicle sold	$1,179	$1,065	$114	11%
F&I increased $14.2 million (21%) during the six months ended June 30, 2012 as compared to the same period in 2011, due to (i) a 9% increase in retail unit sales and (ii) an 11% increase in F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improving availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.

Selling, General and Administrative Expense—

	For the Six Months Ended June 30,					% of Gross Profit Increase (Decrease)
	2012	% of Gross Profit	2011	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$130.5	33.8%	$125.8	35.3%	$4.7	(1.5)%
Sales compensation	40.4	10.5%	37.1	10.4%	3.3	0.1%
Share-based compensation	3.8	1.0%	3.0	0.8%	0.8	0.2%
Outside services	28.7	7.4%	27.8	7.8%	0.9	(0.4)%
Advertising	13.7	3.6%	12.6	3.5%	1.1	0.1%
Rent	17.7	4.6%	19.5	5.5%	(1.8)	(0.9)%
Utilities	7.1	1.8%	7.7	2.2%	(0.6)	(0.4)%
Insurance	5.6	1.5%	5.3	1.5%	0.3	—%
Other	36.0	9.3%	34.3	9.6%	1.7	(0.3)%
Selling, general and administrative expense	$283.5	73.5%	$273.1	76.6%	$10.4	(3.1)%
Gross profit	$385.9		$356.7
SG&A expense as a percentage of gross profit was 73.5% for the six months ended June 30, 2012 as compared to 76.6% for the six months ended June 30, 2011. The 310 basis point decrease was primarily attributable to (i) a 150 basis point decrease in personnel costs as a result of leveraging our fixed cost structure and (ii) a 90 basis point decrease in rent expense as a result of our purchase of certain previously leased real estate during 2011. We also benefited in the 2012 period from a telecommunications expense management initiative implemented during 2011, which drove a 40 basis point decrease in our utilities expense.
We continue to be engaged in numerous productivity initiatives designed to further reduce our fixed cost structure and improve our profitability. During the first quarter of 2012, we completed the process of converting all of our dealerships to the ADP Dealer Management System and are currently focused on fully leveraging ADP with our other technology platforms.
Depreciation and Amortization —
The $0.5 million (5%) increase in depreciation and amortization expense was primarily the result of increased capital expenditures in 2011 and 2012, as compared to 2010, as well as our decision to purchase certain previously leased real estate during 2011.
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
Other Interest Expense, net —
The $2.9 million (14%) decrease in other interest expense, net was primarily the result of our repayment of certain mortgage notes payable during 2011 and 2012 prior to their associated maturity.
Income Tax Expense—
The $13.4 million increase in income tax expense was primarily a result of the $34.5 million increase in income before income taxes in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Our effective tax rate increased from 38.5% for the 2011 period to 38.7% for the 2012 period.
Discontinued Operations—

The $0.9 million, net of tax, net loss from discontinued operations for the six months ended June 30, 2012 includes a $0.1 million, net of tax, gain on the sale of one franchise (one dealership location), offset by $1.0 million, net of tax, of net operating losses of franchises and ancillary businesses sold prior to June 30, 2012, including primarily rent and other expenses of idle facilities
During the six months ended June 30, 2011, we sold (i) our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center, (ii) one franchise (one dealership location) and (iii) one additional ancillary business. The $15.6 million, net of tax, net income from discontinued operations during the six months ended June 30, 2011 consists of a $16.6 million, net of tax, gain on the sale of the businesses discussed above, partially offset by $1.0 million, net of tax, of net operating losses of franchises and ancillary businesses sold prior to June 30, 2012, including primarily rent and other expenses of idle facilities.
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2012, we had total available liquidity of $241.5 million, which consisted of cash and cash equivalents of $8.7 million, borrowing availability of $214.8 million under our revolving credit facilities and $18.0 million of availability under our vehicle floor plan offset account, which is generally accessible within one to two days. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of June 30, 2012, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.
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

•
Revolving credit facility -a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of June 30, 2012, we had $14.6 million in outstanding letters of credit.

•
New inventory floor plan facilities - a $625.0 million senior secured new vehicle revolving floor plan facility. In conjunction with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor plan interest expense on our Condensed Consolidated Statements of Income. As of June 30, 2012, we had $18.0 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations.

•
Used vehicle floor plan facility - a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles. As of June 30, 2012, we had $17.0 million outstanding under our used vehicle revolving floor plan facility, which was drawn for general corporate purposes.

•	Mortgage notes - as of June 30, 2012, we had $54.0 million of mortgage note obligations. These obligations are secured by the related underlying property.

•
3% Senior Subordinated Convertible Notes due 2012 (“3% Convertible Notes”) - as of June 30, 2012, we had $15.1 million in aggregate principal amount of our 3% Convertible Notes outstanding, offset by $0.1 million of unamortized discount. We are required to pay interest on the 3% Convertible Notes on March 15 and September 15 of each year until their maturity on September 15, 2012. We currently plan to satisfy our debt repayment obligation related to the maturity of our 3% Convertible Notes through our available liquidity.

•
7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - as of June 30, 2012, we had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We are required to pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•
8.375% Senior Subordinated Notes due 2020 (“8.375% Notes”) - as of June 30, 2012, we had $200.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020.

 Covenants
We are subject to a number of covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of June 30, 2012.
Effective June 30, 2012, we elected to have reinstated the total leverage ratio requirement under our previous master loan agreement with Wells Fargo Bank, National Association, which election provides us with additional flexibility with respect to our ability to incur additional debt.
Subordinated Note Repurchases
Our board of directors has authorized us, from time to time, to repurchase various of our senior subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase our senior subordinated notes is dependent upon prevailing market conditions, our liquidity position, applicable limitations in any agreements to which we are a party, and other factors. Currently, the credit agreement governing our senior secured credit facilities allows us to purchase at least $25.0 million of our debt securities per calendar year, subject to increase based on availability under senior secured credit facilities.
Share Repurchases
In December 2011, our board of directors authorized the repurchase of up to $47.4 million in shares of our common stock. During the three months ended June 30, 2012, we repurchased 324,700 shares for a total of $8.5 million. As of June 30, 2012, we had remaining authorization to repurchase $38.4 million in shares of our common stock.
During the three months ended June 30, 2012, we also repurchased 5,720 shares of our common stock for $0.1 million from employees in connection with a net share settlement feature of employee equity-based awards.

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

	For the Six Months Ended June 30,
	2012	2011
	(In millions)
Reconciliation of Cash used in operating activities to Cash provided by (used in) operating activities, as adjusted
Cash used in operating activities, as reported	$(17.9)	$(6.8)
New vehicle floor plan borrowings (repayments)—non-trade, net	93.8	(1.6)
Floor plan notes payable—non-trade divestitures	(2.1)	(14.8)
Cash provided by (used in) operating activities, as adjusted	$73.8	$(23.2)
Operating Activities—
Net cash used in operating activities totaled $17.9 million and $6.8 million for the six months ended June 30, 2012 and 2011, respectively. Net cash provided by operating activities, as adjusted, totaled $73.8 million for the six months ended June 30, 2012. Net cash used in operating activities, as adjusted, totaled $23.2 million for the six months ended June 30, 2011. Net cash provided by and used in operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $97.0 million increase in our net cash provided by operating activities, as adjusted, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily the result of the following:

•
$90.0 million related to a decrease in inventory, net of floor plan notes payable, primarily as a result of (i) the use of available cash to reduce our floor plan notes payable prior to the sale of the related vehicle through the use of floor plan offset accounts in 2011 and (ii) a $17 million draw down on our used floor plan line during 2012;

•a $29.5 million increase in net income adjusted for non-cash items; and

•	$23.0 million of floor plan notes payable-trade payments associated with divestitures during the first half of 2011, primarily related to the divestiture of our heavy truck business.

The increase in our cash provided by operating activities, as adjusted, was partially offset by:

•
$20.7 million related to a net increase in other current assets, primarily related to an increase in our loaner vehicle inventory and the turnover of that inventory. The turnover of loaner vehicle inventory during the first six months of 2011 was limited because of the inventory shortages created as a result of the natural disaster and other related events in Japan in 2011; and

•	$26.0 million related to the timing of collection of accounts receivable and contracts-in-transit during 2012 as compared to 2011.

Investing Activities—
Net cash used in investing activities totaled $26.3 million for the six months ended June 30, 2012. Net cash provided by investing activities totaled $50.6 million for the six months ended June 30, 2011. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate and lease buyouts, were $18.9 million and $11.0 million for the six months ended June 30, 2012 and 2011, respectively. Real estate related capital expenditures totaled $6.0 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. In addition, we purchased previously leased property for $4.7 million and $30.3 million during the six months ended June 30, 2012 and 2011, respectively. Our capital investments currently consist primarily of real estate purchases, upgrades to our existing facilities and equipment purchases. We expect that capital expenditures during 2012 will total approximately $60.0 million, excluding the purchase of real estate. As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Proceeds from the sale of assets totaled $3.3 million and $91.9 million for the six months ended June 30, 2012 and 2011, respectively. Included in the proceeds from the sale of assets were $2.8 million and $36.3 million associated with the sale of inventory in connection with the sale of one franchise (one dealership location) and ten franchises (three dealership locations) sold during the six months ended June 30, 2012 and 2011, respectively. We continuously monitor the profitability and market value of our dealerships and may, under certain conditions, strategically divest certain dealerships.
Financing Activities—
Net cash provided by financing activities totaled $41.5 million for the six months ended June 30, 2012. Net cash used in financing activities totaled $41.9 million for the six months ended June 30, 2011.
During the six months ended June 30, 2012 and 2011, we also made non-trade floor plan repayments of $2.1 million and $14.8 million related to dealership divestitures.
Repayments of borrowings totaled $42.8 million and $9.5 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we repaid $41.0 million of mortgage notes payable prior to their associated maturity.
During six months ended June 30, 2012, we repurchased a total of 342,700 shares of our common stock under our authorized repurchase program for $9.0 million. In 2012, we also repurchased 90,679 shares of our common stock for $2.3 million from employees in connection with a net share settlement feature of employee share-based awards.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $56.0 million under these agreements as of June 30, 2012, with an additional $10.0 million available to repurchase common stock only.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 9 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $543.3 million of total variable interest rate debt (including floor plan notes payable) outstanding as of June 30, 2012, a 1% change in interest rates could result in a change of as much as $5.4 million to our annual other interest expense.
We received $11.9 million of floorplan assistance from certain automobile manufacturers during the six months ended June 30, 2012. Floorplan assistance reduced cost of sales (including amounts classified as discontinued operations) for the six months ended June 30, 2012 by $10.9 million and reduced new vehicle inventory by $5.1 million and $4.1 million as of June 30, 2012 and December 31, 2011, respectively. Although we can provide no assurance as to the amount of future floorplan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floorplan assistance from certain automobile manufacturers.
Hedging Risk
We are party to an interest rate swap agreement which had a notional principal amount of $20.4 million as of June 30, 2012. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap was reduced through July 2011, when the notional principal amount increased to $21.5 million, and then began to reduce over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
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
We also entered into separate warrant transactions whereby we sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of June 30, 2012, the strike price was $44.74 as a result of certain dividend payments. Under the terms of the warrant transactions we are required to issue shares of our common stock to the Counterparties in the event of a conversion of our 3% Convertible Notes at a strike price above $33.73.

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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $56.0 million under these agreements as of June 30, 2012, with an additional $10.0 million available to repurchase common stock only.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
04/01/2012 - 04/30/2012	55,400	$27.28	55,400	$45.4
05/01/2012 - 05/31/2012	201,500	$26.28	201,500	$40.1
06/01/2012 - 06/30/2012	67,800	$25.01	67,800	$38.4
TOTAL	324,700	$26.19	324,700
_________________

(1)
In December 2011, our board of directors authorized the repurchase of up to $47.4 million in shares of our common stock. During the six months ended June 30, 2012, we repurchased 342,700 shares for a total of $9.0 million. As of June 30, 2012, we had remaining authorization to repurchase $38.4 million in shares of our common stock.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
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

Asbury Automotive Group, Inc.

Date: July 26, 2012	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	President and Chief Executive Officer

Asbury Automotive Group, Inc.

Date: July 26, 2012	By:	/s/ Scott J. Krenz
	Name:	Scott J. Krenz
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.