Form 10-Q
period 2012-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2012-10-24
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 23, 2012 was 31,509,368.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5.9	$11.4
Contracts-in-transit	87.7	106.9
Accounts receivable (net of allowance of $1.4 and $1.3, respectively)	76.9	79.0
Inventories	588.4	519.5
Deferred income taxes	9.6	9.6
Assets held for sale	27.4	2.8
Other current assets	69.0	63.3
Total current assets	864.9	792.5
PROPERTY AND EQUIPMENT, net	520.1	510.8
GOODWILL	18.7	18.7
DEFERRED INCOME TAXES, net of current portion	32.1	41.4
OTHER LONG-TERM ASSETS	54.4	56.0
Total assets	$1,490.2	$1,419.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$44.1	$65.5
Floor plan notes payable—non-trade	419.4	368.5
Current maturities of long-term debt	2.8	19.5
Accounts payable and accrued liabilities	180.5	182.8
Liabilities associated with assets held for sale	8.6	—
Total current liabilities	655.4	636.3
LONG-TERM DEBT	431.9	439.1
OTHER LONG-TERM LIABILITIES	17.5	17.4
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 39,832,316 and 38,911,704 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	497.5	482.6
Retained earnings (accumulated deficit)	31.6	(27.8)
Treasury stock, at cost; 8,256,450 and 7,591,498 shares, respectively	(141.8)	(124.1)
Accumulated other comprehensive loss	(2.3)	(4.5)
Total shareholders’ equity	385.4	326.6
Total liabilities and shareholders’ equity	$1,490.2	$1,419.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
New vehicle	$674.7	$550.8	$1,902.7	$1,659.4
Used vehicle	335.6	318.5	988.6	922.9
Parts and service	143.5	141.8	429.2	423.8
Finance and insurance, net	44.1	36.1	123.6	102.0
Total revenues	1,197.9	1,047.2	3,444.1	3,108.1
COST OF SALES:
New vehicle	633.1	512.1	1,780.6	1,547.4
Used vehicle	309.4	294.3	908.9	844.4
Parts and service	60.3	61.9	181.0	187.5
Total cost of sales	1,002.8	868.3	2,870.5	2,579.3
GROSS PROFIT	195.1	178.9	573.6	528.8
OPERATING EXPENSES:
Selling, general and administrative	141.1	137.9	419.3	405.9
Depreciation and amortization	5.5	5.8	16.9	16.8
Other operating (income) expense, net	(0.9)	1.7	(1.0)	15.2
Income from operations	49.4	33.5	138.4	90.9
OTHER EXPENSES:
Floor plan interest expense	(3.0)	(2.0)	(8.6)	(6.7)
Other interest expense, net	(8.6)	(9.9)	(26.6)	(30.7)
Swap interest expense	(1.3)	(1.4)	(3.8)	(4.2)
Convertible debt discount amortization	(0.1)	(0.1)	(0.4)	(0.6)
Loss on extinguishment of long-term debt	—	(0.4)	—	(0.4)
Total other expenses, net	(13.0)	(13.8)	(39.4)	(42.6)
Income before income taxes	36.4	19.7	99.0	48.3
INCOME TAX EXPENSE	13.6	7.4	37.8	18.5
INCOME FROM CONTINUING OPERATIONS	22.8	12.3	61.2	29.8
DISCONTINUED OPERATIONS, net of tax	(2.1)	—	(1.8)	16.6
NET INCOME	$20.7	$12.3	$59.4	$46.4
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.73	$0.39	$1.97	$0.93
Discontinued operations	(0.06)	—	(0.06)	0.52
Net income	$0.67	$0.39	$1.91	$1.45
Diluted—
Continuing operations	$0.72	$0.38	$1.94	$0.90
Discontinued operations	(0.06)	—	(0.06)	0.51
Net income	$0.66	$0.38	$1.88	$1.41
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	31.1	31.7	31.1	32.1
Stock options	0.1	0.6	0.2	0.6
Restricted stock	0.2	0.1	0.2	0.2
Performance share units	0.1	0.1	0.1	0.1
Diluted	31.5	32.5	31.6	33.0

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Comprehensive income	$21.5	$12.9	$61.6	$47.7

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$59.4	$46.4
Adjustments to reconcile net income to net cash used in operating activities—
Depreciation and amortization	16.9	16.8
Stock-based compensation	5.6	7.7
Deferred income taxes	9.3	10.1
Loss on extinguishment of debt	—	0.4
Loaner vehicle amortization	6.7	6.0
Excess tax benefit on share-based arrangements	(5.4)	(1.4)
Impairment expenses	2.3	—
Gain on sale of assets, net	(1.2)	(26.8)
Other adjustments, net	7.3	5.4
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	19.2	16.8
Accounts receivable	(12.3)	10.5
Proceeds from the sale of accounts receivable	14.3	16.9
Inventories	(37.5)	108.7
Other current assets	(50.3)	(24.0)
Floor plan notes payable—trade	(21.4)	(109.2)
Floor plan notes payable—trade divestitures	—	(23.0)
Accounts payable and accrued liabilities	1.1	6.9
Deferred compensation plan excess funding refund	3.2	—
Other long-term assets and liabilities, net	(0.6)	2.2
Net cash provided by operating activities	16.6	70.4
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(33.8)	(16.3)
Purchases of real estate	(6.5)	(30.3)
Purchases of previously leased real estate	(8.6)	(17.4)
Proceeds from the sale of assets	4.3	91.9
Other investing activities	—	0.6
Net cash (used in) provided by investing activities	(44.6)	28.5
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,186.6	295.4
Floor plan repayments—non-trade	(2,129.0)	(303.7)
Floor plan repayments—non-trade divestitures	(2.1)	(14.8)
Proceeds from borrowings	34.1	—
Repayments of borrowings	(58.4)	(59.8)
Payment of debt issuance costs	(0.3)	(0.1)
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(17.7)	(33.4)
Excess tax benefit on share-based arrangements	5.4	1.4
Proceeds from the exercise of stock options	3.9	3.0
Net cash provided by (used in) financing activities	22.5	(112.0)
Net decrease in cash and cash equivalents	(5.5)	(13.1)
CASH AND CASH EQUIVALENTS, beginning of period	11.4	21.3
CASH AND CASH EQUIVALENTS, end of period	$5.9	$8.2

See Note 9 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 97 franchises (77 dealership locations) in 18 metropolitan markets within 10 states as of September 30, 2012. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of September 30, 2012, we offered 28 domestic and foreign brands of new vehicles. Our current brand mix is weighted 86% towards luxury and mid-line import brands, with the remaining 14% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in Atlanta, Georgia;

•	McDavid dealerships operating in Austin, Dallas and Houston, Texas;

•	North Point dealerships operating in Little Rock, Arkansas;

•	Plaza dealerships operating in St. Louis, Missouri; and

•	Gray-Daniels dealerships operating in Jackson, Mississippi.

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
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our unaudited interim condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share. We have issued warrants that, upon exercise, may result in the issuance of between 2.4 million and 4.9 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares of common stock, the premium received for selling the warrants was recorded as an increase to additional paid-in capital, together with any cash that would be received upon exercise. The shares issuable upon exercise of these warrants could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share in any period presented because their inclusion would have been anti-dilutive.
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
Amounts in the accompanying Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2011 have been reclassified to reflect the results of discontinued franchises sold subsequent to September 30, 2011 as if we had classified those franchises as discontinued operations for all periods presented.
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
Loaner vehicles account for a significant portion of Other Current Assets. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. Loaner vehicles are initially used by our service department for only a short period of time (typically six to twelve months) before we seek to sell them. Therefore we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer.
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

3. ACQUISITIONS
We did not acquire any dealerships during the nine months ended September 30, 2012 or 2011.
During the nine months ended September 30, 2012, we were awarded one Jaguar franchise, which was added to our Plaza dealership locations in St. Louis, Missouri. We did not pay any amounts in connection with being awarded this franchise.
During the nine months ended September 30, 2011, we were awarded one Fisker franchise, which was added to our Plaza dealership locations in St. Louis, Missouri. We did not pay any amounts in connection with being awarded this franchise.

4. INVENTORIES
Inventories consisted of the following:

	As of
	September 30,	December 31,
	2012	2011
	(In millions)
New vehicles	$465.7	$400.0
Used vehicles	86.2	82.0
Parts and accessories	36.5	37.5
Total inventories	$588.4	$519.5
The lower of cost or market reserves reduced total inventory cost by $4.3 million and $5.2 million as of September 30, 2012 and December 31, 2011, respectively. In addition to the inventories shown above, we had $6.4 million of inventory as of September 30, 2012, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheet as they are associated with a franchise held for sale. As of September 30, 2012 and December 31, 2011, certain automobile manufacturer incentives reduced new vehicle inventory cost by $5.8 million and $4.9 million, respectively, and reduced new vehicle cost of sales from continuing operations for the nine months ended September 30, 2012 and September 30, 2011 by $17.8 million and $14.9 million, respectively.

5. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
During the nine months ended September 30, 2012, we sold one franchise (one dealership location) and, as of September 30, 2012, there was one franchise (one dealership location) pending disposition. Assets and liabilities associated with pending dispositions totaled $18.2 million and $8.6 million, respectively, as of September 30, 2012. There were no assets or liabilities associated with pending dispositions as of December 31, 2011.
Real estate not currently used in our operations that we are actively marketing to sell totaled $9.2 million and $2.8 million as of September 30, 2012 and December 31, 2011, respectively. There were no liabilities associated with our real estate assets held for sale as of September 30, 2012 or December 31, 2011.
Due to information obtained during recent marketing efforts, we performed certain interim period impairment tests during the third quarter of 2012. We compared the carrying value of certain of our assets held for sale to estimates of fair value determined with the assistance of third-party broker opinions of value and county property assessments. Accordingly, in the third quarter of 2012, we recorded a $2.3 million non-cash impairment charge based on a market approach using Level 2 fair value inputs. Approximately $2.0 million of the total impairment charge related to certain property not currently used in our operations and was recognized in Discontinued Operations, net, while the remaining $0.3 million impairment related to property we will retain for use in our operations and was recognized in Other Operating (Income) Expense, net.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30,	December 31,
	2012	2011
	(In millions)
Assets:
Inventories	$6.4	$—
Property and equipment, net	21.0	2.8
Total assets	27.4	2.8
Liabilities:
Floor plan notes payable—non-trade	4.6	—
Accrued liabilities	4.0	—
Total liabilities	8.6	—
Net assets held for sale	$18.8	$2.8

6. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	September 30,	December 31,
	2012	2011
	(In millions)
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($0.0 million and $15.1 million face value, net of discounts of $0.0 million and $0.4 million, respectively)	—	14.7
Mortgage notes payable bearing interest at fixed and variable rates	87.6	96.8
Capital lease obligations	3.9	3.9
	434.7	458.6
Less: current portion	(2.8)	(19.5)
Long-term debt	$431.9	$439.1

During the nine months ended September 30, 2012, we repaid approximately $41.0 million of mortgage notes payable prior to their associated maturity.
In September 2012, the remaining $15.1 million in aggregate principal amount of our 3% Senior Subordinated Convertible Notes due 2012 matured, and we satisfied our related debt repayment obligation with our available liquidity.
During nine months ended September 30, 2012, we entered into two fixed rate mortgage notes payable which were collateralized by the related real estate at two of our owned dealership locations. The total initial principal amount of the mortgage notes payable was $34.1 million.

7. FINANCIAL INSTRUMENTS AND FAIR VALUE
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
Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable and interest rate swap agreements. The carrying values of our financial instruments, with the exception of subordinated long-term debt, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our subordinated long-term debt is based on reported market prices which reflect Level 2 inputs. Level 2 inputs are valuations based on quoted market prices in markets that are not active or do not have a high trading volume. A summary of the carrying values and fair values of our 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes"), our 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes") and our 3% Senior Subordinated Convertible Notes due 2012 (the "3% Convertible Notes") is as follows:

	As of
	September 30,	December 31,
	2012	2011
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($0.0 million and $15.1 million face value, net of discounts of $0.0 million and $0.4 million, respectively)	—	14.7
Total carrying value	$343.2	$357.9

Fair Value:
8.375% Senior Subordinated Notes due 2020	$221.0	$205.0
7.625% Senior Subordinated Notes due 2017	148.2	141.8
3% Senior Subordinated Convertible Notes due 2012	—	14.6
Total fair value	$369.2	$361.4
We have an interest rate swap agreement which had a notional principal amount of $20.0 million as of September 30, 2012. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap was reduced through July 2011, when the notional principal amount increased to $21.5 million, and then began reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income, including the impact on Accumulated Other Comprehensive Income ("AOCI") (in millions):

For the Three Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified out of AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2012	Interest rate swaps	$(0.2)	Swap interest expense	$(0.1)	$(1.2)	$—	N/A
2011	Interest rate swaps	$(0.5)	Swap interest expense	$(1.3)	$(0.1)	$—	N/A

For the Nine Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified out of AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2012	Interest rate swaps	$(0.4)	Swap interest expense	$(0.2)	$(3.6)	$—	N/A
2011	Interest rate swaps	$(2.2)	Swap interest expense	$(4.0)	$(0.2)	$—	N/A

 On the basis of yield curve conditions as of September 30, 2012, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $3.2 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swap. Other than that assumption, all other inputs reflect Level 2 inputs.
Market Risk Disclosures as of September 30, 2012:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$20.0	1 month LIBOR	October 2015	$(0.6)
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

8. DISCONTINUED OPERATIONS AND DIVESTITURES
During the nine months ended September 30, 2012, we sold one franchise (one dealership location) that was classified as discontinued operations and closed two additional franchises, one of which was classified as discontinued operations. As of September 30, 2012, there was one franchise (one dealership location) pending disposition. The accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 have been reclassified to reflect the status of our discontinued operations as of September 30, 2012. Results from operations classified as sold or closed for the three and nine months ended September 30, 2012 in the table below include primarily rent and other expenses of idle facilities.

The following tables provide further information regarding our discontinued operations as of September 30, 2012, and includes the results of businesses sold prior to September 30, 2012:

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
	Sold/ Closed	Pending Disposition	Total	Sold/ Closed	Pending Disposition	Total
	(In millions, except franchise data)
Franchises:
Mid-line domestic	—	—	—	—	—	—
Mid-line import	—	1	1	1	1	2
Heavy trucks	—	—	—	—	—	—
Luxury	1	—	1	2	—	2
Total	1	1	2	3	1	4
Revenues	$—	$17.8	$17.8	$20.0	$14.4	$34.4
Cost of sales	0.1	14.8	14.9	16.6	12.0	28.6
Gross profit	(0.1)	3.0	2.9	3.4	2.4	5.8
Operating expenses	2.0	3.3	5.3	4.0	1.9	5.9
Impairment expenses	2.0	—	2.0	—	—	—
(Loss) income from operations	(4.1)	(0.3)	(4.4)	(0.6)	0.5	(0.1)
Other expense, net	—	—	—	—	—	—
Gain on disposition	1.0	—	1.0	—	—	—
(Loss) income before income taxes	(3.1)	(0.3)	(3.4)	(0.6)	0.5	(0.1)
Income tax benefit (expense)	1.2	0.1	1.3	0.4	(0.3)	0.1
Discontinued operations, net of tax	$(1.9)	$(0.2)	$(2.1)	$(0.2)	$0.2	$—

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	Sold/ Closed	Pending Disposition	Total	Sold/ Closed	Pending Disposition	Total
	(In millions, except franchise data)
Franchises:
Mid-line domestic	—	—	—	—	—	—
Mid-line import	—	1	1	1	1	2
Heavy trucks	—	—	—	10	—	10
Luxury	2	—	2	3	—	3
Total	2	1	3	14	1	15
Revenues	$16.7	$54.2	$70.9	$125.7	$46.8	$172.5
Cost of sales	14.3	45.0	59.3	107.9	39.3	147.2
Gross profit	2.4	9.2	11.6	17.8	7.5	25.3
Operating expenses	6.0	7.6	13.6	18.8	5.7	24.5
Impairment expenses	2.0	—	2.0	—	—	—
(Loss) income from operations	(5.6)	1.6	(4.0)	(1.0)	1.8	0.8
Other expense, net	—	(0.1)	(0.1)	(0.8)	—	(0.8)
Gain on disposition	1.2	—	1.2	27.1	—	27.1
(Loss) income before income taxes	(4.4)	1.5	(2.9)	25.3	1.8	27.1
Income tax benefit (expense)	1.7	(0.6)	1.1	(9.8)	(0.7)	(10.5)
Discontinued operations, net of tax	$(2.7)	$0.9	$(1.8)	$15.5	$1.1	$16.6
Due to information obtained during recent marketing efforts, we performed certain interim period impairment tests during the third quarter of 2012. We compared the carrying value of certain of our assets held for sale to estimates of fair value determined with the assistance of third-party broker opinions of value and county property assessments. Accordingly, we recorded a $2.0 million non-cash impairment charge in Discontinued Operations, net on certain property not currently used in our operations in the third quarter of 2012 based on a market approach using Level 2 fair value inputs.
During the third quarter of 2012, we received $1.0 million of income related to proceeds received from the elimination of one of our franchises, which is reflected in Gain on disposition in the tables above for the three and nine months ended September 30, 2012.
During the third quarter of 2012, we recognized $1.0 million of expense related to a franchise pending disposition, which is reflected in Operating expenses in the tables above for the three and nine months ended September 30, 2012.

9. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2012 and 2011, we made interest payments, including amounts capitalized, totaling $33.1 million and $30.3 million, respectively. Included in these interest payments are $7.9 million and $7.4 million of floor plan interest payments for the nine months ended September 30, 2012 and 2011, respectively.
During the nine months ended September 30, 2012 and 2011, we made income tax payments, net of refunds received, totaling $24.4 million and $8.1 million, respectively.
During the nine months ended September 30, 2012 and 2011, we sold $14.7 million and $17.3 million, respectively, of trade receivables, each at a total discount of $0.4 million.
During the nine months ended September 30, 2012 and 2011, we transferred $40.4 million and $25.4 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.

10. COMMITMENTS AND CONTINGENCIES
Our dealerships are party to dealer and framework agreements with applicable vehicle manufacturers.  In accordance with these agreements, each dealership has certain rights and is subject to restrictions typical in the industry. The ability of these manufacturers to influence the operations of the dealerships or the loss of any of these agreements could have a materially negative impact on our operating results.

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

It is reasonably possible that losses in excess of the amounts accrued for the various types of claims currently known to us could be up to approximately $0.6 million in the aggregate.  We currently do not anticipate that any known claim will materially adversely affect our financial condition, liquidity or results of operations.  However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity or results of operations.

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

We had $14.6 million of letters of credit outstanding as of September 30, 2012, which are required by certain of our insurance providers. In addition, as of September 30, 2012, we maintained a $7.5 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 97 franchises (77 dealership locations) in 18 metropolitan markets within 10 states as of September 30, 2012. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of September 30, 2012, we offered 28 domestic and foreign brands of new vehicles. Our current brand mix is weighted 86% towards luxury and mid-line import brands, with the remaining 14% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in Atlanta, Georgia;

•	McDavid dealerships operating in Austin, Dallas and Houston, Texas;

•	North Point dealerships operating in Little Rock, Arkansas;

•	Plaza dealerships operating in St. Louis, Missouri; and

•	Gray-Daniels dealerships operating in Jackson, Mississippi.
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

Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 49% of revenue from mid-line import brands and 37% of revenue from luxury brands in the third quarter of 2012, is well positioned for growth over the long term.

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

The United States automotive retail market has shown continued improvement in 2012 with new vehicle SAAR increasing to 14.3 million during the first nine months of 2012 as compared to 12.6 million during the first nine months of 2011. We continued to benefit from improving economic conditions in third quarter of 2012, which we attribute to increasing consumer confidence and the availability of credit at terms favorable to consumers. We believe that the overall economic recovery will continue to be fragile, and may be subject to further changes based on consumer confidence, unemployment levels and other macro-economic factors as the long-term prospects for, and the timing of, a return to a stronger economy continue to be difficult to predict.
We had total available liquidity of $265.3 million as of September 30, 2012, which consisted of cash and cash equivalents of $5.9 million, borrowing availability of $210.2 million under our revolving credit facilities and $49.2 million of availability under our floor plan offset account. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below. We have no long-term debt maturities until October 2015, at which time two of our mortgage notes payable associated with certain of our properties in St. Louis, Missouri, will mature. As of September 30, 2012, the aggregate principal amount outstanding under these two mortgage notes payable was $20.0 million.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$674.7	$550.8	$123.9	22%
Used vehicle	335.6	318.5	17.1	5%
Parts and service	143.5	141.8	1.7	1%
Finance and insurance, net	44.1	36.1	8.0	22%
Total revenues	1,197.9	1,047.2	150.7	14%
GROSS PROFIT:
New vehicle	41.6	38.7	2.9	7%
Used vehicle	26.2	24.2	2.0	8%
Parts and service	83.2	79.9	3.3	4%
Finance and insurance, net	44.1	36.1	8.0	22%
Total gross profit	195.1	178.9	16.2	9%
OPERATING EXPENSES:
Selling, general and administrative	141.1	137.9	3.2	2%
Depreciation and amortization	5.5	5.8	(0.3)	(5)%
Other operating (income) expense, net	(0.9)	1.7	(2.6)	(153)%
Income from operations	49.4	33.5	15.9	47%
OTHER EXPENSES:
Floor plan interest expense	(3.0)	(2.0)	1.0	50%
Other interest expense, net	(8.6)	(9.9)	(1.3)	(13)%
Swap interest expense	(1.3)	(1.4)	(0.1)	(7)%
Convertible debt discount amortization	(0.1)	(0.1)	—	—%
Loss on extinguishment of long-term debt	—	(0.4)	(0.4)	—%
Total other expenses, net	(13.0)	(13.8)	(0.8)	(6)%
Income before income taxes	36.4	19.7	16.7	85%
INCOME TAX EXPENSE	13.6	7.4	6.2	84%
INCOME FROM CONTINUING OPERATIONS	22.8	12.3	10.5	85%
DISCONTINUED OPERATIONS, net of tax	(2.1)	—	(2.1)	—%
NET INCOME	$20.7	$12.3	$8.4	68%
Income from continuing operations per common share—Diluted	$0.72	$0.38	$0.34	89%
Net income per common share—Diluted	$0.66	$0.38	$0.28	74%

	For the Three Months Ended September 30,
	2012	2011
REVENUE MIX PERCENTAGES:
New vehicles	56.3%	52.6%
Used retail vehicles	23.5%	25.7%
Used vehicle wholesale	4.5%	4.8%
Parts and service	12.0%	13.5%
Finance and insurance, net	3.7%	3.4%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	21.3%	21.6%
Used retail vehicles	13.9%	14.2%
Used vehicle wholesale	(0.4)%	(0.7)%
Parts and service	42.6%	44.7%
Finance and insurance, net	22.6%	20.2%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	72.3%	77.1%
Net income and income from continuing operations increased by $8.4 million and $10.5 million, respectively, during the third quarter of 2012 as compared to the third quarter of 2011. The increase in income from continuing operations was primarily a result of (i) a $16.2 million (9%) increase in gross profit and (ii) a $2.6 million (153%) decrease in other operating expense, net, partially offset by a $3.2 million (2%) increase in SG&A expenses. Net income and income from continuing operations for the third quarter of 2011 were reduced by (i) $1.1 million, net of tax, due to expenses related to executive separation benefits, (ii) a $0.2 million, net of tax, loss on the repurchase of $8.8 million of our 3% Senior Subordinated Convertible Notes due 2012 (the "3% Convertible Notes") and (iii) $0.2 million, net of tax, due to real estate related charges.
The $16.2 million (9%) increase in total gross profit was driven by (i) an $8.0 million (22%) increase in F&I gross profit, (ii) a $3.3 million (4%) increase in parts and service gross profit and (iii) a $2.9 million (7%) increase in our gross profit from new vehicles. Our total gross profit margin decreased 80 basis points to 16.3%, primarily as a result of a mix shift to our lower margin new vehicle business.
The $150.7 million (14%) increase in total revenue was primarily a result of a $123.9 million (22%) increase in new vehicle revenue and a $17.1 million (5%) increase in used vehicle revenue.

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$246.8	$198.9	$47.9	24%
Mid-line import	332.1	255.3	76.8	30%
Mid-line domestic	94.3	96.6	(2.3)	(2)%
Total new vehicle revenue—same store(1)	673.2	550.8	122.4	22%
New vehicle revenue—acquisitions	1.5	—
New vehicle revenue, as reported	$674.7	$550.8	$123.9	22%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$18.3	$15.2	$3.1	20%
Mid-line import	16.6	17.1	(0.5)	(3)%
Mid-line domestic	6.5	6.4	0.1	2%
Total new vehicle gross profit—same store(1)	41.4	38.7	2.7	7%
New vehicle gross profit—acquisitions	0.2	—
New vehicle gross profit, as reported	$41.6	$38.7	$2.9	7%

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2012	2011
New vehicle units:
New vehicle retail units—same store(1)
Luxury	5,074	4,046	1,028	25%
Mid-line import	12,642	9,622	3,020	31%
Mid-line domestic	2,595	2,469	126	5%
Total new vehicle retail units—same store(1)	20,311	16,137	4,174	26%
Fleet vehicles	537	700	(163)	(23)%
Total new vehicle units—same store(1)	20,848	16,837	4,011	24%
New vehicle units—acquisitions	20	—
New vehicle units—actual	20,868	16,837	4,031	24%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Decrease	% Change
	2012	2011
Revenue per new vehicle sold—same store(1)	$32,291	$32,714	$(423)	(1)%
Gross profit per new vehicle sold—same store(1)	$1,986	$2,299	$(313)	(14)%
New vehicle gross margin—same store(1)	6.1%	7.0%	(0.9)%	(13)%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $123.9 million (22%) increase in new vehicle revenue was primarily a result of an $76.8 million (30%) increase in revenue from our mid-line import brands and a $47.9 million (24%) increase in revenue from our luxury brands. Unit volumes for our mid-line import and luxury brands increased by 31% and 25%, respectively, resulting from improved inventory availability compared to depressed levels in the prior year following the natural disaster and related events in Japan and a general increase in consumer demand. New vehicle SAAR increased to 14.5 million for the third quarter of 2012, as compared to 12.7 million for the third quarter of 2011.
Total new vehicle gross profit increased by $2.9 million (7%), primarily driven by a $3.1 million (20%) increase in gross profit from our luxury brands. Our mid-line import brands, which experienced a 31% increase in unit volume, also experienced a 170 basis point decrease in gross profit margin when compared to the prior year period. Our same store gross profit per new vehicle sold decreased by $313 (14%), largely driven by a reduction in gross profit associated with our mid-line import vehicle sales, combined with a shift in our overall unit sales toward mid-line import brands when compared to the prior year period, when inventories of these brands were in short supply as a result of the natural disaster and related events in Japan. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand.

Used Vehicle—

	For the Three Months Ended September 30,		Increase	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$281.2	$268.4	$12.8	5%
Used vehicle retail revenues—acquisitions	0.6	—
Total used vehicle retail revenues	281.8	268.4	13.4	5%

Used vehicle wholesale revenues—same store(1)	53.8	50.1	3.7	7%
Used vehicle wholesale revenues—acquisitions	—	—
Total used vehicle wholesale revenues	53.8	50.1	3.7	7%
Used vehicle revenue, as reported	$335.6	$318.5	$17.1	5%
Gross profit:
Used vehicle retail gross profit—same store(1)	$26.7	$25.5	$1.2	5%
Used vehicle retail gross profit—acquisitions	0.2	—
Total used vehicle retail gross profit	26.9	25.5	1.4	5%

Used vehicle wholesale gross profit—same store(1)	(0.6)	(1.3)	0.7	54%
Used vehicle wholesale gross profit—acquisitions	(0.1)	—
Total used vehicle wholesale gross profit	(0.7)	(1.3)	0.6	46%
Used vehicle gross profit, as reported	$26.2	$24.2	$2.0	8%
Used vehicle retail units:
Used vehicle retail units—same store(1)	14,566	14,053	513	4%
Used vehicle retail units—acquisitions	19	—
Used vehicle retail units—actual	14,585	14,053	532	4%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase	% Change
	2012	2011
Revenue per used vehicle retailed—same store(1)	$19,305	$19,099	$206	1%
Gross profit per used vehicle retailed—same store(1)	$1,833	$1,815	$18	1%
Used vehicle retail gross margin—same store(1)	9.5%	9.5%	—%	—%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $17.1 million (5%) increase in used vehicle revenue was the result of a $13.4 million (5%) increase in used vehicle retail revenue and a $3.7 million (7%) increase in used vehicle wholesale revenue. The 4% increase in same store used vehicle retail unit sales reflects the ongoing impact of our "Asbury 1-2-1" program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
The $2.0 million (8%) increase in used vehicle gross profit was primarily a result of a $1.4 million (5%) increase in used vehicle retail gross profit. The increase in used vehicle retail gross profit was driven primarily by higher unit volumes, as our gross profit per used vehicle retailed and used vehicle retail gross margin remained relatively stable when compared to the prior year period.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 34 days of supply in our inventory as of September 30, 2012.

Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$143.2	$141.8	$1.4	1%
Parts and service revenues—acquisitions	0.3	—
Parts and service revenue, as reported	$143.5	$141.8	$1.7	1%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$51.5	$50.1	$1.4	3%
Reconditioning and preparation	17.2	14.7	2.5	17%
Warranty	9.6	10.3	(0.7)	(7)%
Wholesale parts	4.8	4.8	—	—%
Total parts and service gross profit—same store(1)	83.1	79.9	3.2	4%
Parts and service gross profit—acquisitions	0.1	—
Parts and service gross profit, as reported	$83.2	$79.9	$3.3	4%
Parts and service gross margin—same store(1)	58.0%	56.3%	1.7%	3%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Parts and service revenue increased $1.7 million (1%) in the third quarter of 2012 when compared to the third quarter of 2011, as a $2.6 million (3%) increase in customer pay revenue was partially offset by a $1.2 million (6%) decrease in warranty revenue. The 170 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including a 17% increase in gross profit from reconditioning and preparation of vehicles and a 3% increase in our customer pay parts and service gross profit. The $2.5 million increase in reconditioning and preparation gross profit was primarily driven by a 4% increase in our same store used vehicle retail unit sales. Gross profit associated with warranty work decreased by $0.7 million (7%), partially due to certain manufacturer recalls that occurred during 2011 that drove increased warranty work in the prior year period.
We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) deploying customer retention initiatives, (iv) focusing on customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$44.0	$36.1	$7.9	22%
Finance and insurance, net—acquisitions	0.1	—
Finance and insurance, net as reported	$44.1	$36.1	$8.0	22%
Finance and insurance, net per vehicle sold—same store(1)	$1,242	$1,169	$73	6%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased $8.0 million (22%) during the third quarter of 2012 as compared to the third quarter of 2011, due to (i) a 16% increase in retail unit sales and (ii) a 6% increase in F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improving availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.

Selling, General and Administrative Expense—

	For the Three Months Ended September 30,					% of Gross Profit Decrease
	2012	% of Gross Profit	2011	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$63.4	32.6%	$62.9	35.2%	$0.5	(2.6)%
Sales compensation	20.6	10.6%	18.9	10.6%	1.7	—%
Share-based compensation	1.8	0.9%	2.0	1.1%	(0.2)	(0.2)%
Outside services	13.3	6.8%	13.7	7.7%	(0.4)	(0.9)%
Advertising	7.3	3.8%	7.4	4.1%	(0.1)	(0.3)%
Rent	9.1	4.7%	8.9	5.0%	0.2	(0.3)%
Utilities	3.9	2.0%	3.8	2.1%	0.1	(0.1)%
Insurance	2.9	1.5%	2.7	1.5%	0.2	—%
Other	18.3	9.4%	17.6	9.8%	0.7	(0.4)%
Selling, general and administrative expense—same store(1)	140.6	72.3%	137.9	77.1%	2.7	(4.8)%
Acquisitions	0.5		—
Selling, general and administrative—actual	$141.1	72.3%	$137.9	77.1%	$3.2	(4.8)%
Gross profit—same store(1)	$194.6		$178.9
Gross profit—actual	$195.1		$178.9
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 72.3% for the third quarter of 2012 as compared to 77.1% for the third quarter of 2011. The 480 basis point decrease was primarily attributable to a 260 basis point decrease in personnel costs, as a percentage of gross profit, as a result of (i) further leveraging our fixed cost structure and (ii) an increase in high-dollar employee medical claims during 2011, which inflated personnel costs in the prior year period.

We continue to be engaged in numerous productivity initiatives designed to further reduce our fixed cost structure and improve our profitability. During the first quarter of 2012, we completed the process of converting all of our dealerships to the ADP Dealer Management System and are currently focused on fully leveraging this system with our other technology platforms.
Other Operating (Income) Expense, net —
Other operating (income) expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the third quarter of 2012, we recognized approximately $0.8 million of other operating income related to insurance proceeds. During the third quarter of 2011, we recognized approximately $1.6 million of other operating expense attributable to executive separation costs.
Floor Plan Interest Expense —
The $1.0 million (50%) increase in floor plan interest expense was primarily the result of higher levels of new vehicle inventory during the third quarter of 2012 when compared to the third quarter of 2011, which was the result of depressed new vehicle inventory levels due primarily to the natural disaster and related events in Japan during 2011.
Other Interest Expense —
The $1.3 million (13%) decrease in other interest expense was primarily the result of our repayment of certain mortgage notes payable during the second half of 2011 and the first half of 2012 prior to their associated maturity.
Loss on Extinguishment of Long-Term Debt —
During the third quarter of 2011, we recognized a $0.4 million net loss on the extinguishment of long-term debt.
Included in the $0.4 million net loss was a $0.1 million gain on the repurchase of $8.8 million of our 3% Convertible Notes for
$8.7 million, offset by (i) a $0.4 million pro-rata write-off of the unamortized discount associated with the repurchased 3%
Convertible Notes and (ii) a $0.1 million pro-rata write-off of unamortized debt issuance costs.
Income Tax Expense—
The $6.2 million increase in income tax expense was primarily a result of the $16.7 million increase in income before income taxes in the third quarter of 2012 as compared to the third quarter of 2011. Our effective tax rate decreased from 37.6% in the third quarter of 2011 to 37.4% in the third quarter of 2012. Our effective tax rate is dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2012 income before income taxes, we expect our effective income tax rate will be between 38% and 39% in 2012.
Discontinued Operations—
The $2.1 million, net of tax, net loss from discontinued operations during the third quarter of 2012 includes (i) $1.2 million, net of tax, of impairment expense related to certain property not currently used in our operations, (ii) $1.0 million, net of tax, of net operating losses of franchises sold prior to or pending disposition as of September 30, 2012, consisting primarily of rent and other expenses of idle facilities and (iii) a $0.5 million, net of tax, loss related to the disposal of certain property not currently used in our operations, partially offset by $0.6 million, net of tax, of income related to proceeds received from the elimination of one of our franchises.
During the third quarter of 2011, $0.5 million, net of tax, of rent and other expenses of idle facilities not currently used in our operations was offset by $0.5 million, net of tax, of net operating gains of franchises sold prior to or pending disposition as of September 30, 2012.
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$1,902.7	$1,659.4	$243.3	15%
Used vehicle	988.6	922.9	65.7	7%
Parts and service	429.2	423.8	5.4	1%
Finance and insurance, net	123.6	102.0	21.6	21%
Total revenues	3,444.1	3,108.1	336.0	11%
GROSS PROFIT:
New vehicle	122.1	112.0	10.1	9%
Used vehicle	79.7	78.5	1.2	2%
Parts and service	248.2	236.3	11.9	5%
Finance and insurance, net	123.6	102.0	21.6	21%
Total gross profit	573.6	528.8	44.8	8%
OPERATING EXPENSES:
Selling, general and administrative	419.3	405.9	13.4	3%
Depreciation and amortization	16.9	16.8	0.1	1%
Other operating (income) expense, net	(1.0)	15.2	(16.2)	(107)%
Income from operations	138.4	90.9	47.5	52%
OTHER EXPENSES:
Floor plan interest expense	(8.6)	(6.7)	1.9	28%
Other interest expense, net	(26.6)	(30.7)	(4.1)	(13)%
Swap interest expense	(3.8)	(4.2)	(0.4)	(10)%
Convertible debt discount amortization	(0.4)	(0.6)	(0.2)	(33)%
Loss on extinguishment of long-term debt	—	(0.4)	(0.4)	—%
Total other expenses, net	(39.4)	(42.6)	(3.2)	(8)%
Income before income taxes	99.0	48.3	50.7	105%
INCOME TAX EXPENSE	37.8	18.5	19.3	104%
INCOME FROM CONTINUING OPERATIONS	61.2	29.8	31.4	105%
DISCONTINUED OPERATIONS, net of tax	(1.8)	16.6	(18.4)	(111)%
NET INCOME	$59.4	$46.4	$13.0	28%
Income from continuing operations per common share—Diluted	$1.94	$0.90	$1.04	116%
Net income per common share—Diluted	$1.88	$1.41	$0.47	33%

	For the Nine Months Ended September 30,
	2012	2011
REVENUE MIX PERCENTAGES:
New vehicles	55.2%	53.4%
Used retail vehicles	24.4%	24.9%
Used vehicle wholesale	4.3%	4.8%
Parts and service	12.5%	13.6%
Finance and insurance, net	3.6%	3.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	21.3%	21.2%
Used retail vehicles	14.0%	14.9%
Used vehicle wholesale	(0.1)%	(0.1)%
Parts and service	43.3%	44.7%
Finance and insurance, net	21.5%	19.3%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	73.1%	76.8%
Net income and income from continuing operations increased by $13.0 million and $31.4 million, respectively, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in income from continuing operations was primarily composed of of (i) a $44.8 million (8%) increase in gross profit, (ii) a $16.2 million decrease in other operating expense and (iii) a $4.1 million (13%) decrease in other interest expense, net, partially offset by a $13.4 million (3%) increase in SG&A expenses. Net income for the nine months ended September 30, 2011 was positively impacted by the sale of our heavy truck business in 2011, which resulted in a $15.8 million net-of-tax gain, which is included in discontinued operations, net. Net income and income from continuing operations for the nine months ended September 30, 2011 were reduced by (i) $5.5 million, net of tax, related to legal claims related to operations from 2000 to 2006, (ii) $4.2 million, net of tax, due to expenses related to executive separation benefits and (iii) $1.1 million, net of tax, in real estate related charges.
The $44.8 million (8%) increase in total gross profit was primarily comprised of (i) a $21.6 million (21%) increase in F&I gross profit, (ii) an $11.9 million (5%) increase in parts and service gross profit and (iii) a $10.1 million (9%) increase in new vehicle gross profit. Our total gross profit margin decreased 30 basis points to 16.7%, primarily as a result of a 70 basis point decrease in our same store used vehicle retail gross margin partially, which was partially offset by a 200 basis point increase in our same store parts and service gross margin.
The $336.0 million (11%) increase in total revenue was primarily a result of a $243.3 million (15%) increase in new vehicle revenue and a $65.7 million (7%) increase in used vehicle revenue.

New Vehicle—

	For the Nine Months Ended September 30,		Increase	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$680.3	$602.2	$78.1	13%
Mid-line import	945.0	796.8	148.2	19%
Mid-line domestic	275.9	260.4	15.5	6%
Total new vehicle revenue—same store(1)	1,901.2	1,659.4	241.8	15%
New vehicle revenue—acquisitions	1.5	—
New vehicle revenue, as reported	$1,902.7	$1,659.4	$243.3	15%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$51.9	$45.4	$6.5	14%
Mid-line import	51.4	49.1	2.3	5%
Mid-line domestic	18.6	17.5	1.1	6%
Total new vehicle gross profit—same store(1)	121.9	112.0	9.9	9%
New vehicle gross profit—acquisitions	0.2	—
New vehicle gross profit, as reported	$122.1	$112.0	$10.1	9%

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2012	2011
New vehicle units:
New vehicle retail units—same store(1)
Luxury	13,834	12,221	1,613	13%
Mid-line import	35,969	30,767	5,202	17%
Mid-line domestic	7,564	7,000	564	8%
Total new vehicle retail units—same store(1)	57,367	49,988	7,379	15%
Fleet vehicles	1,810	2,007	(197)	(10)%
Total new vehicle units—same store(1)	59,177	51,995	7,182	14%
New vehicle units—acquisitions	20	—
New vehicle units—actual	59,197	51,995	7,202	14%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2012	2011
Revenue per new vehicle sold—same store(1)	$32,127	$31,915	$212	1%
Gross profit per new vehicle sold—same store(1)	$2,060	$2,154	$(94)	(4)%
New vehicle gross margin—same store(1)	6.4%	6.7%	(0.3)%	(4)%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $243.3 million (15%) increase in new vehicle revenue was primarily a result of a $148.2 million (19%) increase in revenue from our mid-line import brands and a $78.1 million (13%) increase in revenue from our luxury brands. Unit volumes for our mid-line import and luxury brands increased 17% and 13%, respectively, reflecting sales resulting from improved inventory availability compared to depressed levels in the prior year following the natural disaster and related events in Japan and a general increase in consumer demand. New vehicle SAAR increased to 14.3 million during the first nine months of 2012, as compared to 12.6 million for the first nine months of 2011.
Total new vehicle gross profit increased by $10.1 million (9%), primarily driven by a $6.5 million (14%) increase in gross profit from our luxury brands and a $2.3 million (5%) increase in gross profit from our mid-line import brands. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand.
Used Vehicle—

	For the Nine Months Ended September 30,		Increase	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$839.1	$775.2	$63.9	8%
Used vehicle retail revenues—acquisitions	0.6	—
Total used vehicle retail revenues	839.7	775.2	64.5	8%

Used vehicle wholesale revenues—same store(1)	148.9	147.7	1.2	1%
Used vehicle wholesale revenues—acquisitions	—	—
Total used vehicle wholesale revenues	148.9	147.7	1.2	1%
Used vehicle revenue, as reported	$988.6	$922.9	$65.7	7%
Gross profit:
Used vehicle retail gross profit—same store(1)	$79.9	$79.0	$0.9	1%
Used vehicle retail gross profit—acquisitions	0.2	—
Total used vehicle retail gross profit	80.1	79.0	1.1	1%

Used vehicle wholesale gross profit—same store(1)	(0.3)	(0.5)	0.2	40%
Used vehicle wholesale gross profit—acquisitions	(0.1)	—
Total used vehicle wholesale gross profit	(0.4)	(0.5)	0.1	20%
Used vehicle gross profit, as reported	$79.7	$78.5	$1.2	2%
Used vehicle retail units:
Used vehicle retail units—same store(1)	44,133	41,014	3,119	8%
Used vehicle retail units—acquisitions	19	—
Used vehicle retail units—actual	44,152	41,014	3,138	8%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2012	2011
Revenue per used vehicle retailed—same store(1)	$19,013	$18,901	$112	1%
Gross profit per used vehicle retailed—same store(1)	$1,810	$1,926	$(116)	(6)%
Used vehicle retail gross margin—same store(1)	9.5%	10.2%	(0.7)%	(7)%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $65.7 million (7%) increase in used vehicle revenue consists of a $64.5 million (8%) increase in used vehicle retail revenue and a $1.2 million (1%) increase in used vehicle wholesale revenue. The increase in used vehicle revenue reflects the ongoing impact of our "Asbury 1-2-1" program.
The $1.2 million (2%) increase in used vehicle gross profit was primarily the result of an 8% increase in used vehicle retail revenue, partially offset by a 6% decrease in gross profit per used vehicle retailed. The decrease in gross profit per used vehicle retailed reflects, among other things, a particularly strong used vehicle market in 2011. The decreases in our gross profit per used vehicle retailed and used vehicle gross margin can partially be attributed to the increased availability of competitively priced new models that, until recently, were in short supply as a result of the 2011 natural disaster and related events in Japan.

Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$428.9	$423.8	$5.1	1%
Parts and service revenues—acquisitions	0.3	—
Parts and service revenue, as reported	$429.2	$423.8	$5.4	1%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$153.3	$146.7	$6.6	4%
Reconditioning and preparation	50.8	41.6	9.2	22%
Warranty	29.3	33.7	(4.4)	(13)%
Wholesale parts	14.7	14.3	0.4	3%
Total parts and service gross profit—same store(1)	248.1	236.3	11.8	5%
Parts and service gross profit—acquisitions	0.1	—
Parts and service gross profit, as reported	$248.2	$236.3	$11.9	5%
Parts and service gross margin—same store(1)	57.8%	55.8%	2.0%	4%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $5.4 million (1%) increase in parts and service revenue was primarily due to an $11.2 million (4%) increase in same store customer pay revenue, partially offset by a $7.2 million (11%) decrease in same store warranty revenue. The $11.9 million (5%) increase in parts and service gross profit was primarily due to a 200 basis point increase in our parts and service gross margin primarily as a result of increased gross profit from reconditioning and preparation of vehicles and customer pay, which increased 22% and 4%, respectively. The $9.2 million increase in reconditioning and preparation gross profit was primarily driven by an 8% increase in our used vehicle retail unit sales.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$123.5	$102.0	$21.5	21%
Finance and insurance, net—acquisitions	0.1	—
Finance and insurance, net as reported	$123.6	$102.0	$21.6	21%
Finance and insurance, net per vehicle sold—same store(1)	$1,195	$1,097	$98	9%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $21.6 million (21%) during the nine months ended September 30, 2012 as compared to the same period in 2011, due to (i) a 12% increase in retail unit sales and (ii) a 9% increase in F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to improvement in our F&I penetration rate, which was driven by (i) the improving availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.

Selling, General and Administrative Expense—

	For the Nine Months Ended September 30,					% of Gross Profit Increase (Decrease)
	2012	% of Gross Profit	2011	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$191.4	33.4%	$186.4	35.2%	$5.0	(1.8)%
Sales compensation	60.0	10.5%	55.1	10.4%	4.9	0.1%
Share-based compensation	5.6	1.0%	5.0	0.9%	0.6	0.1%
Outside services	41.5	7.2%	40.9	7.7%	0.6	(0.5)%
Advertising	20.7	3.6%	19.6	3.7%	1.1	(0.1)%
Rent	26.7	4.7%	28.4	5.4%	(1.7)	(0.7)%
Utilities	10.9	1.9%	11.4	2.2%	(0.5)	(0.3)%
Insurance	8.4	1.5%	7.8	1.5%	0.6	—%
Other	53.6	9.3%	51.3	9.8%	2.3	(0.5)%
Selling, general and administrative expense—same store(1)	418.8	73.1%	405.9	76.8%	12.9	(3.7)%
Acquisitions	0.5		—
Selling, general and administrative—actual	$419.3	73.1%	$405.9	76.8%	$13.4	(3.7)%
Gross profit—same store(1)	$573.1		$528.8
Gross profit—actual	$573.6		$528.8
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

SG&A expense as a percentage of gross profit was 73.1% for the nine months ended September 30, 2012 as compared to 76.8% for the nine months ended September 30, 2011. The 370 basis point decrease was primarily attributable to (i) a 180 basis point decrease in personnel costs as a result of leveraging our fixed cost structure and (ii) a 70 basis point decrease in rent expense as a result of our purchase of certain previously leased real estate during 2011. We also benefited in the 2012 period from a telecommunications expense management initiative implemented during 2011, which drove a 30 basis point decrease in our utilities expense.
We continue to be engaged in numerous productivity initiatives designed to further reduce our fixed cost structure and improve our profitability. During the first quarter of 2012, we completed the process of converting all of our dealerships to the ADP Dealer Management System and are currently focused on fully leveraging the system with our other technology platforms.
Other Operating (Income) Expense, net —
Other operating (income) expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the nine months ended September 30, 2012, we recognized approximately $0.8 million of other operating income related to insurance proceeds. During the nine months ended September 30, 2011, we recognized (i) approximately $9.0 million of expense due to legal claims related to operations from 2000 to 2006 and (ii) approximately $6.6 million of executive separation costs. These expenses were partially offset by income related to proceeds received from the elimination of one of our franchises.
Floor Plan Interest Expense —
The $1.9 million (28%) increase in floor plan interest expense was primarily the result of higher levels of new vehicle inventory during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011, which was the result of depressed new vehicle inventory levels due primarily to the natural disaster and related events in Japan during 2011.
Other Interest Expense, net —
The $4.1 million (13%) decrease in other interest expense, net was primarily the result of our repayment of certain mortgage notes payable during 2011 and 2012 prior to their associated maturity.
Loss on Extinguishment of Long-Term Debt —
During the nine months ended September 30, 2011, we recognized a $0.4 million net loss on the extinguishment of long-term debt. Included in the $0.4 million net loss was a $0.1 million gain on the repurchase of $8.8 million of our 3% Convertible Notes for $8.7 million, offset by (i) a $0.4 million pro-rata write-off of the unamortized discount associated with the repurchased 3% Convertible Notes and (ii) a $0.1 million pro-rata write-off of unamortized debt issuance costs.
Income Tax Expense—
The $19.3 million increase in income tax expense was primarily a result of the $50.7 million increase in income before income taxes in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Our effective tax rate decreased from 38.3% for the 2011 period to 38.2% for the 2012 period.
Discontinued Operations—
The $1.8 million, net of tax, net loss from discontinued operations for the nine months ended September 30, 2012 includes (i) $1.2 million, net of tax, of impairment expense related to certain property not currently used in our operations, (ii) $0.8 million, net of tax, of net operating losses of franchises sold prior to or pending disposition as of September 30, 2012, consisting primarily of rent and other expenses of idle facilities and (iii) a $0.5 million, net of tax, loss related to the disposal of certain property not currently used in our operations, partially offset by (a) $0.6 million, net of tax, of income related to proceeds received from the elimination of one of our franchises and (b) a $0.1 million, net of tax, gain on the sale of one franchise (one dealership location).
During the nine months ended September 30, 2011, we sold (i) our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center, (ii) one franchise (one dealership location) and (iii) one additional ancillary business. The $16.6 million, net of tax, net income from discontinued operations during the first nine months of 2011 consists of a $16.6 million, net of tax, gain on the sale of the businesses discussed above. The net operating income of franchises and ancillary businesses sold prior to or pending disposition as of September 30, 2012, was offset by rent and other expenses of idle facilities.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2012, we had total available liquidity of $265.3 million, which consisted of cash and cash equivalents of $5.9 million, borrowing availability of $210.2 million under our revolving credit facilities and $49.2 million of availability under our floor plan offset account, described below, which is generally accessible within one to two days. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of September 30, 2012, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.
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

•
Revolving credit facility - a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of September 30, 2012, we had $14.6 million in outstanding letters of credit, resulting in $160.4 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of September 30, 2012.

•
New inventory floor plan facilities - a $625.0 million senior secured new vehicle revolving floor plan facility. In conjunction with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor plan interest expense on our Condensed Consolidated Statements of Income. As of September 30, 2012, we had $49.2 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations. As of September 30, 2012, we had $424.0 million net outstanding under our senior secured new vehicle revolving floor plan facility (including $4.6 million classified as Liabilities associated with assets held for sale) and $44.1 million outstanding under our floor plan facility with Ford.

•
Used vehicle floor plan facility - a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles. As of September 30, 2012, we had $2.0 million outstanding under our used vehicle revolving floor plan facility, which was drawn for general corporate purposes.

•	Mortgage notes - as of September 30, 2012, we had $87.6 million of mortgage note obligations. These obligations are secured by the related underlying property.

•
7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - as of September 30, 2012, we had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We are required to pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•
8.375% Senior Subordinated Notes due 2020 (“8.375% Notes”) - as of September 30, 2012, we had $200.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020.

 3% Senior Subordinated Convertible Note Maturity
In September 2012, the remaining $15.1 million in aggregate principal amount of our 3% Convertible Notes matured, and we satisfied our related debt repayment obligation with our available liquidity.
Covenants
We are subject to a number of covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2012.
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
Share Repurchases
In December 2011, our board of directors authorized the repurchase of up to $47.4 million in shares of our common stock. During the three and nine months ended September 30, 2012, we repurchased 231,573 and 574,273 shares, respectively, for a total of $6.4 million and $15.4 million. As of September 30, 2012, we had remaining authorization to repurchase $32.0 million in shares of our common stock.

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

Cash provided by operating activities, as adjusted, includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the manufacturer from which we purchase the related vehicle. Cash provided by operating activities, as adjusted, has material limitations, and therefore, may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures.
We have provided below a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Nine Months Ended September 30,
	2012	2011
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$16.6	$70.4
New vehicle floor plan borrowings (repayments)—non-trade, net	57.6	(8.3)
Floor plan notes payable—non-trade divestitures	(2.1)	(14.8)
Cash provided by operating activities, as adjusted	$72.1	$47.3
Operating Activities—
Net cash provided by operating activities totaled $16.6 million and $70.4 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by operating activities, as adjusted, totaled $72.1 million for the nine months ended September 30, 2012. Net cash provided by operating activities, as adjusted, totaled $47.3 million for the nine months ended September 30, 2011. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $24.8 million increase in our net cash provided by operating activities, as adjusted, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily the result of the following:

•$36.3 million increase in net income adjusted for non-cash items;

•	$35.7 million of floor plan notes payable-trade payments associated with divestitures during the first half of 2011, primarily related to the divestiture of our heavy truck business; and

•
$7.5 million related to a decrease in inventory, net of floor plan notes payable, primarily as a result of (i) the use of available cash to reduce our floor plan notes payable prior to the sale of the related vehicle through the use of floor plan offset accounts in 2011 and (ii) a $2.0 million draw down on our used floor plan line during 2012;

The increase in our cash provided by operating activities, as adjusted, was partially offset by:

•
$26.3 million related to a net increase in other current assets, primarily related to an increase in our loaner vehicle inventory and the turnover of that inventory. The turnover of loaner vehicle inventory during the first nine months of 2011 was limited because of the inventory shortages created as a result of the natural disaster and other related events in Japan in 2011;

•	$23.0 million related to the timing of collection of accounts receivable and contracts-in-transit during 2012 as compared to 2011; and

•	$5.8 million related to the timing of payments of accounts payable and accrued liabilities.

Investing Activities—
Net cash used in investing activities totaled $44.6 million for the nine months ended September 30, 2012. Net cash provided by investing activities totaled $28.5 million for the nine months ended September 30, 2011. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Capital expenditures, excluding the purchase of real estate and lease buyouts, were $33.8 million and $16.3 million for the nine months ended September 30, 2012 and 2011, respectively. Real estate related capital expenditures totaled $6.5 million and $30.3 million for the nine months ended September 30, 2012 and 2011, respectively. In addition, we purchased previously leased property for $8.6 million and $17.4 million during the nine months ended September 30, 2012 and 2011, respectively. Our capital investments currently consist primarily of real estate purchases, upgrades to our existing facilities and equipment purchases. We expect that capital expenditures during 2012 will total approximately $55.0 million, excluding the purchase of real estate. As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Proceeds from the sale of assets totaled $4.3 million and $91.9 million for the nine months ended September 30, 2012 and 2011, respectively. Included in the proceeds from the sale of assets were $2.8 million and $36.3 million associated with the sale of inventory in connection with the sale of one franchise (one dealership location) and ten franchises (three dealership locations) sold during the nine months ended September 30, 2012 and 2011, respectively. We continuously monitor the profitability and market value of our dealerships and may, under certain conditions, strategically divest certain dealerships.
Financing Activities—
Net cash provided by financing activities totaled $22.5 million for the nine months ended September 30, 2012. Net cash used in financing activities totaled $112.0 million for the nine months ended September 30, 2011.
During the nine months ended September 30, 2012 and 2011, we also made non-trade floor plan repayments of $2.1 million and $14.8 million related to dealership divestitures.
Repayments of borrowings totaled $58.4 million and $59.8 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we repaid $41.0 million of mortgage notes payable prior to their associated maturity and the remaining $15.1 million in aggregate principal amount of our 3% Convertible Notes, which matured in September 2012.
During nine months ended September 30, 2012 we entered into two fixed rate mortgage notes payable which were collateralized by the related real estate at two of our owned dealership locations. The total initial principal amount of the mortgage notes payable was $34.1 million.
During nine months ended September 30, 2012, we repurchased a total of 574,273 shares of our common stock under our authorized repurchase program for $15.4 million. In 2012, we also repurchased 90,679 shares of our common stock for $2.3 million from employees in connection with a net share settlement feature of employee share-based awards.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $60.0 million under these agreements as of September 30, 2012, with an additional $10.0 million available to repurchase common stock only.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 10 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $535.7 million of total variable interest rate debt (including floor plan notes payable) outstanding as of September 30, 2012, a 1% change in interest rates could result in a change of as much as $5.4 million to our annual other interest expense.
We received $17.8 million of floorplan assistance from certain automobile manufacturers during the nine months ended September 30, 2012. Floorplan assistance reduced cost of sales (including amounts classified as discontinued operations) for the nine months ended September 30, 2012 by $16.9 million and reduced new vehicle inventory by $5.0 million and $4.1 million as of September 30, 2012 and December 31, 2011, respectively. Although we can provide no assurance as to the amount of future floorplan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floorplan assistance from certain automobile manufacturers.
Hedging Risk
We are party to an interest rate swap agreement which had a notional principal amount of $20.0 million as of September 30, 2012. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap was reduced through July 2011, when the notional principal amount increased to $21.5 million, and then began to reduce over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
For additional information about the effect of our derivative instruments on the accompanying condensed consolidated financial statements, see Note 7 “Financial Instruments and Fair Value” of the notes thereto.
In connection with the sale of our 3% Convertible Notes, we entered into separate warrant transactions whereby we sold to Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”) warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of September 30, 2012, the strike price was $44.74 as a result of certain dividend payments. These warrants are scheduled to expire in a series of tranches between December 2012 and April 2013.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

From time to time, we may become involved in various claims relating to, and arising out of our business and our operations. These claims may involve, but are not limited to, financial and other audits by vehicle manufacturers, lenders and certain federal, state and local government authorities, which relate primarily to (a) incentive and warranty payments received from vehicle manufacturers, or allegations of violations of manufacturer agreements or policies, (b) compliance with lender rules and covenants and (c) payments made to government authorities relating to federal, state and local taxes, as well as compliance with other government regulations. Claims may also arise through litigation, government proceedings and other dispute resolution processes. Such claims, including class actions, can relate to, but are not limited to, the practice of charging administrative fees, employment-related matters, truth-in-lending practices, contractual disputes, actions brought by governmental authorities and other matters. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited to $60.0 million as of September 30, 2012, with an additional $10.0 million available to repurchase common stock only.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
07/01/2012 - 07/31/2012	44,173	$25.47	44,173	$37.3
08/01/2012 - 08/31/2012	66,100	$26.52	66,100	$35.5
09/01/2012 - 09/30/2012	121,300	$28.79	121,300	$32.0
TOTAL	231,573	$27.51	231,573
_________________

(1)
In December 2011, our board of directors authorized the repurchase of up to $47.4 million in shares of our common stock. During the three and nine months ended September 30, 2012, we repurchased 231,573 and 574,273 shares, respectively, for a total of $6.4 million and $15.4 million, respectively. As of September 30, 2012, we had remaining authorization to repurchase $32.0 million in shares of our common stock.

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

Asbury Automotive Group, Inc.

Date: October 24, 2012	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	President and Chief Executive Officer

Asbury Automotive Group, Inc.

Date: October 24, 2012	By:	/s/ Scott J. Krenz
	Name:	Scott J. Krenz
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.