Form 10-K
period 2012-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2013-02-21
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant’s common stock as of June 30, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant was $719.8 million (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 19, 2013 was 31,185,990.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2012

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

Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our web site at http://www.asburyauto.com as soon as practical after such reports are filed with the Securities and Exchange Commission (the “Commission”). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2013 Annual Meeting of Stockholders, when filed, will also be available on our web site, and at the URL stated in such proxy statement. We also make available on our web site copies of our charter, bylaws and other materials that outline our corporate governance policies and practices, including:

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

Item 1. Business
We are one of the largest automotive retailers in the United States, operating 98 franchises (77 dealership locations) as of December 31, 2012. We offer an extensive range of automotive products and services, including:

•	new and used vehicles;

•	vehicle maintenance;

•	replacement parts and collision repair services;

•	new and used vehicle financing; and

•	aftermarket products such as insurance, warranty and service contracts.
Asbury Automotive Group, Inc. was incorporated in the State of Delaware on February 15, 2002, and our stock is listed on the New York Stock Exchange under the ticker symbol “ABG.”
General Description of Our Operations
As of December 31, 2012, we operated dealerships in 18 metropolitan markets throughout the United States. We have developed our dealership portfolio through the acquisition of large, locally-branded dealership groups operating throughout the United States. We have complemented these large dealership group acquisitions with the purchase of numerous single point dealerships and smaller dealership groups in and surrounding our then-existing market areas. Our retail network is made of up dealerships operating primarily under eight locally-branded dealership groups. The following chart gives a detailed breakdown of our markets, brand names and franchises as of December 31, 2012:

Brand Names	Date of Initial Acquisition	Markets	Franchises

Nalley Automotive Group	September 1996	Atlanta, GA	Acura, Audi, Bentley, BMW, Honda, Infiniti(a), Lexus(a), Nissan, Toyota, Volkswagen

Courtesy Autogroup	September 1998	Tampa, FL	Chrysler, Dodge, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Toyota, smart, Sprinter

Coggin Automotive Group	October 1998	Jacksonville, FL	Honda(a), Nissan(a), Toyota, Chevrolet, Buick, GMC
		Orlando, FL	Ford, Honda(a), Lincoln
		Fort Pierce, FL	Acura, BMW, Honda, Mercedes-Benz

Crown Automotive Company	December 1998	Princeton, NJ	BMW, MINI
		Greensboro, NC	Acura, BMW, Chrysler, Dodge, Honda, Jeep, Nissan, Volvo
		Durham, NC	Honda
		Fayetteville, NC	Dodge, Ford
		Richmond, VA	Acura, BMW(a), MINI
		Charlottesville, VA	BMW
		Greenville, SC	Jaguar, Lexus, Nissan, Porsche, Toyota, Volvo

David McDavid Auto Group	April 1998	Dallas/Fort Worth, TX	Acura, Honda(a), Lincoln
		Houston, TX	Honda (b), Nissan
		Austin, TX	Acura

North Point Auto Group	February 1999	Little Rock, AR	BMW, Ford, Lincoln, Mazda, Nissan(a), Toyota, Volkswagen, Volvo

Gray-Daniels Auto Family	April 2000	Jackson, MS	Chevrolet, Ford, Lincoln, Nissan(a), Toyota

Plaza Motor Company	December 1997	St. Louis, MO	Audi, BMW, Infiniti, Jaguar, Land Rover, Lexus, Mercedes-Benz(a), Porsche, smart, Sprinter(a)
_____________________________

(a)	This market has two of these franchises.

(b)	Represents pending divestitures as of December 31, 2012.

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
New Vehicle Sales
As of December 31, 2012, our dealerships represented a diverse portfolio of 29 American, European and Asian brands. Our new vehicle sales consist of the sale of new vehicles to individual retail customers (“new vehicle retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms "new vehicle retail" and "fleet" being together referred to as "new"). New vehicle revenue and new vehicle gross profit consist of revenue and gross profit from new vehicle retail and fleet sales. In 2012, we sold 80,077 new vehicles through our dealerships. We evaluate the results of our new vehicle sales based on unit volumes and gross profit per vehicle sold. Our new vehicle revenues represented 56% of our total revenues and 22% of our total gross profit for the year ended December 31, 2012.
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
Used Vehicle Sales
We sell used vehicles at all of our dealership locations. Used vehicle sales include the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being together referred to as “used”). In 2012, we sold 57,434 used retail vehicles through our dealerships. We evaluate the results of our used vehicle sales based on unit volumes and gross profit per vehicle sold. Our used retail vehicle business, which generally has higher gross margins than our new vehicle business, accounted for approximately 24% of our total revenues and 14% of our total gross profit for the year ended December 31, 2012. Wholesale sales represented 4% of our total revenues, but did not have a material impact on our total gross profit for the year ended December 31, 2012.
Gross profit from the sale of used vehicles depends primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and the use of advanced technology to manage our inventory. Our new vehicle operations typically provide our used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which we believe are good sources of attractive used vehicle inventory. We also purchase a significant portion of our used vehicle inventory at auctions restricted to new vehicle dealers (offering off-lease, rental and fleet vehicles) and “open” auctions that offer vehicles sold by other dealers and repossessed vehicles. Our used vehicle inventory is typically sold as wholesale if a vehicle is not sold at retail within 60 days, except for used vehicles that do not fit within our inventory mix, which are typically sold as wholesale almost immediately. The reconditioning of used vehicles also generates gross profit for our parts and service departments.
Parts and Service
We sell replacement parts and provide vehicle maintenance and collision repair service at all of our franchised dealerships, primarily for the vehicle brands sold at those dealerships. In addition, as of December 31, 2012, we maintained 25 free-standing collision repair centers either on the premises of, or in close proximity to, our dealerships. Our parts and service business accounted for approximately 12% of our total revenues and 43% of our total gross profit for the year ended December 31, 2012. Historically, parts and service revenues have been more stable than those from vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increasing number of vehicles on the road, although the significant declines in new vehicle sales in 2008 and 2009 could lead to a decline in parts and service revenues in the near term.
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
Finance and Insurance
We refer to the finance and insurance portion of our business as "F&I." Through our F&I business, we arrange, and receive commissions for, third-party financing of the sale or lease of new and used vehicles to customers, as well as offer a number of aftermarket products, as described below. We also generate F&I revenues from the receipt of certain marketing fees paid to us under agreements with preferred lenders. Our F&I business generated approximately 4% of our total revenues and 22% of our total gross profit for the year ended December 31, 2012.
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
We earn sales-based commissions from third-party lenders, including manufacturer captive finance subsidiaries, on substantially all of the financing that we arrange on behalf of our customers. We may be charged back (“chargebacks”) for these commissions in the event a finance contract is canceled or repaid, typically within the first 90 days of such contract. We arranged customer financing on approximately 69% of the vehicles we sold during the year ended December 31, 2012. We do not retain any material liability for the credit risk associated with these purchase and lease transactions after the completion of the transactions.
Similarly, we may be required to refund a portion of our profit relating to the sale of service contracts, maintenance and insurance and other products in the event of early cancellation. We do not, however, bear any risk related to insurance payments, which are borne by third parties. We receive discounted pricing compared to smaller competitors in our local markets on many of the service contracts, maintenance and insurance products that we provide as a result of our size and sales volume. Historically, chargebacks on finance and service contracts, maintenance and insurance products have totaled between 9% and 14% of total F&I revenue.
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
Recent Developments
In January 2013, we sold one franchise (one dealership location) in Houston, Texas. The results of operations for this franchise were classified as discontinued operations as of December 31, 2012.
Business Strategy
Focus on Premier Brand Mix, Strategic Markets and Diversification

We classify our new vehicle retail sales into the following categories: luxury, mid-line import, and mid-line domestic. Luxury and mid-line imports together accounted for approximately 86% of our new vehicle sales for the year ended December 31, 2012. Despite a recent modest increase in sales of mid-line domestic vehicles, we continue to believe that, over the long-term, luxury and mid-line import manufacturers are well positioned to continue the market share gains they have achieved in the United States over the past few decades based on the expectation of continued broadening of their product offerings and the delivery of high quality products and services to their customers.
Our physical locations encompassed 18 different metropolitan markets at 77 locations in the following 10 states as of December 31, 2012: Arkansas, Florida, Georgia, Mississippi, Missouri, New Jersey, North Carolina, South Carolina, Texas and Virginia. We believe that our broad geographic coverage, as well as diversification among manufacturers, decreases our exposure to regional economic downturns and manufacturer-specific risks such as warranty issues or production disruption.

The following table reflects (i) the number of franchises and (ii) the percent of new vehicle revenues represented by each class of franchise as of December 31, 2012:

Class/Franchise	Number of Franchises as of December 31, 2012	% of New Vehicle Revenues for the Year Ended December 31, 2012
Luxury
BMW	9	9%
Acura	6	5
Mercedes-Benz	4	7
Infiniti	4	5
Lincoln	4	1
Lexus	4	7
Volvo	3	1
Audi	2	1
Jaguar	2	*
Porsche	2	*
Bentley	1	*
Land Rover	1	1
Total Luxury	42	37%
Mid-Line Import
Honda (a)	12	21%
Nissan	11	13
Toyota	6	11
Sprinter	3	*
MINI	2	1
smart	2	*
Volkswagen	2	1
Mazda	1	*
Hyundai	1	1
Kia	1	1
Total Mid-Line Import	41	49%
Mid-Line Domestic
Ford	4	8%
Dodge	3	3
Chevrolet	2	2
Chrysler	2	*
Jeep	2	1
Buick	1	*
GMC	1	*
Total Mid-Line Domestic	15	14%
Total Franchises	98	100%
______________________________
* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2012

(a) Includes one pending divestiture as of December 31, 2012. This franchise's new vehicle revenues are not considered in the Percentage of New Vehicle Revenue column, as this franchise has been classified as discontinued operations.

Maintain Disciplined Cost Structure and Emphasize Expense Control
We continually focus on expense control at our dealerships. We are constantly evaluating our cost structure, and believe we are well positioned to manage our costs in the future by:

•	continuing to centralize our financial and information processing systems;

•	deploying information technology and best practices across our dealership network;

•	further capitalizing on our scale through negotiating contracts with certain of our vendors on a national basis; and

•	maintaining a performance-based compensation structure.

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

As part of our investment in our IT systems, we have deployed a common dealer management system (DMS) with the Dealer Services Group of Automatic Data Processing, Inc. as our provider. We believe a single DMS will provide the foundation for future efficiencies and create a more efficient retail operation that will result in a better experience for our customers.
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
We continually evaluate opportunities, and implement appropriate new technologies, to improve the buying experience for our customers, and believe that our ability to share best practices across our multi-jurisdictional platform gives us an advantage over independent dealerships. For example, we have implemented a common customer relations management tool in all of our dealerships to facilitate communications with customers before, during and after the sale. We continue to invest in technologies designed to improve our sales process and employee productivity, all with the goal of improving the customer experience.
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
We use common marketing materials for our brand names developed by professional advertising agencies. Our total advertising expense from continuing operations was $27.8 million for the year ended December 31, 2012, which equaled an average of $202 per retail vehicle sold. In addition, manufacturers’ direct advertising spending in support of their brands has historically been a significant component of the total amount spent on new car advertising in the United States.

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
In addition to requirements under dealer agreements, we are subject to provisions contained in supplemental agreements, framework agreements, dealer addenda and manufacturers’ policies, collectively referred to as “framework agreements.” Framework agreements impose requirements on us in addition to those described above. Such agreements also define other standards and limitations, including:

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
Environmental Matters
We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the storage of petroleum substances and chemicals, the handling and disposal of wastes and the remediation of various types of contamination. As with automobile dealerships generally, and service and parts and collision repair center operations in particular, our business involves the generation, use, handling and disposal of hazardous or toxic substances and wastes.

Operations involving the management of wastes are subject to requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storing, treating, transporting and disposing of regulated substances and wastes with which we must comply.
Our business also involves the use of above ground and underground storage tanks. Under applicable laws and regulations, we are responsible for the proper use, maintenance and abandonment of our regulated storage tanks and for remediation of subsurface soils and groundwater impacted by releases from existing or abandoned storage tanks. In addition to these regulated tanks, we own, operate, or have otherwise closed in place other underground and above ground devices or containers (such as automotive lifts and service pits) that may not be classified as regulated tanks, but which could or may have released stored materials into the environment, thereby potentially obligating us to clean up any soils or groundwater contamination resulting from such releases.
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
Employees
As of December 31, 2012, we employed approximately 7,000 people. We believe our relationship with our employees is favorable. We do not have employees that are represented by a labor union; however, certain of our facilities are located in areas of high union concentration, and such facilities are susceptible to union-organizing activity. Although we have not experienced any strikes or walkouts at our operations, because of our dependence on vehicle manufacturers, we may be affected adversely by labor strikes, work slowdowns and walkouts at vehicle manufacturers’ production facilities and transportation modes that are outside of our control.
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

Beginning in 2008, the automotive retail industry experienced an unprecedented challenging environment. The seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S., which was over 16.0 million from 1999 to 2007, decreased to as low as 10.4 million in 2009 and then improved to 12.8 million in 2011 and 14.5 million in 2012. Although the automotive retail industry has shown continued improvement, we believe that future improvement in the industry will continue to be slow, as the long-term prospects for, and the timing of, a full economic recovery continue to be difficult to predict. During the downturn in the automotive retailing industry, our results of operations were adversely affected, and could again be adversely affected by the continuation of uncertain economic conditions, including any increased difficulty for consumers in securing vehicle financing as unemployment remains higher than recent historical averages. If consumer financing becomes difficult to obtain, the new vehicle SAAR could be negatively impacted, which in turn could further adversely impact our results of operations, our cash flows and ultimately our liquidity.

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
We depend on our ability to obtain a desirable mix of popular new vehicles from manufacturers. More popular vehicles may often be difficult to obtain from manufacturers. Manufacturers generally allocate their vehicles among their franchised dealerships based on the sales history of each dealership, and in some instances on the level of capital expenditures associated with such dealerships. If our dealerships experience prolonged periods of sales declines or do not make adequate capital expenditures, those manufacturers may reduce their allotments of popular vehicles to our dealerships and, as a result, our new vehicle sales and profits may decline.
Changes or declines in consumer demand, or delays in nonessential services, due to general economic conditions, changes in preferences, or otherwise, could materially adversely affect our revenues and results of operations.

Our business is heavily dependent on consumer demand and preferences, and our key partners' respective abilities to adapt to changes in consumer demand and preferences. Further, retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as levels of discretionary personal income, credit availability and interest rates. In addition, in recent periods fuel prices have been unstable and have reached and remain near historically high levels. If gasoline prices remain near historical highs, or further increase, this could cause a reduction in automobile purchases and a further shift in buying patterns from less fuel-efficient luxury or SUV models (which typically provide higher profit margins to automotive retailers) to smaller, more fuel-efficient and economical vehicles (which typically have lower profit margins). A shift in preferences by consumers to smaller, more economical vehicles due to pricing, fuel costs or otherwise may have a material adverse effect on our revenues and results of operations.
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
If our brand mix is significantly concentrated, and the manufacturer of one or more of those brands experiences any disruptions in its operations or a decrease in consumer demand for its vehicles, or otherwise develops a poor reputation, there could be material adverse effects on our revenues, operational results and profitability.
Although we have sought to limit our dependence on any one vehicle brand, we have focused and continue to focus our new vehicle sales operations primarily on mid-line import and luxury brands, and there can be no assurance that our brand mix is appropriate or sufficiently diverse to protect from a significant decline in the desirability of vehicles manufactured by a particular manufacturer. At December 31, 2012, our brand mix was weighted 86% towards luxury and mid-line import brands, with the remaining 14% consisting of domestic brands. For the year ended December 31, 2012, brands representing 5% or more of our revenues from new vehicle sales were as follows:

Brand	% of Total New Vehicle Revenues
Honda	21%
Nissan	13%
Toyota	11%
BMW	9%
Ford	8%
Mercedes-Benz	7%
Lexus	7%
Acura	5%
Infiniti	5%

If a manufacturer fails to produce desirable vehicles or develops a reputation for producing undesirable vehicles, and we own dealerships that sell that manufacturer’s vehicles, our revenues at those dealerships could be adversely affected as consumers shift their vehicle purchases away from that brand. Likewise, if the manufacturer experiences any disruption in its ability to produce vehicles, thus limiting the supply of vehicles to our dealerships, it could have a material adverse effect on our revenues, results of operations and profitability. If the profitability at certain of our dealerships is adversely affected, there could be a significant reduction of our cash flows, which in turn could result in impairments of such dealership's properties and/or intangible assets.

We have significant debt, and the ability to incur additional debt may limit our flexibility to manage our business. Furthermore, if we are unable to generate sufficient cash, our ability to service our debt may be materially adversely affected.
We have substantial debt service obligations. As of December 31, 2012, we had total debt of $466.0 million, excluding floor plan notes payable. In addition, we and our subsidiaries have the ability to incur additional debt from time to time to finance, among other things, acquisitions, working capital and capital expenditures, and new and used vehicle inventory, as well as to refinance new and used vehicle inventory, subject in each case to the restrictions contained in the agreement governing our senior secured credit facilities, the indentures governing our senior subordinated notes, and our mortgage agreements and related mortgage guarantees, as well as certain other agreements. We will continue to have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
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

•
we may be or become substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.

As a result of the foregoing and other potential limitations, our indebtedness obligations may limit our ability to take strategic actions that would otherwise enable us to manage our business, in a manner in which we otherwise would, absent such limitations, which could materially adversely affect our business, financial condition and results of operations.

We are a holding company and as a result are dependent on our operating subsidiaries to generate sufficient cash and distribute cash to us to service our indebtedness and fund our ongoing operations.

Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2012, unexpected changes to our franchise agreements, dealer agreements or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.

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

Our failure to comply with any of these covenants in the future could constitute a default under the relevant agreement, which could, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to repay these borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; and/or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition or results of operations. In many cases, a default under one of our debt, mortgage, or other agreements could trigger cross default provisions in one or more of our other debt or mortgage agreements.

In addition to the financial and other covenants contained in our various debt or mortgage agreements, a number of our dealerships are located on properties that we lease. Certain of the leases governing such properties have certain covenants with which we must comply. If we fail to comply with the covenants under our leases, the respective landlords could, among exercising other remedies, terminate the leases and seek significant cash damages, or evict us from the applicable properties.

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

Manufacturers may also have the right to restrict our ability to provide guaranties of our operating companies, pledges of the capital stock of our subsidiaries and liens on our assets, which could materially adversely impact our ability to obtain financing for our business and operations on favorable terms or at desired levels, if at all.
A decline in our credit rating or a general disruption in the credit markets could negatively impact our liquidity and ability to conduct our operations.

Access to funding allows us to take strategic actions for the benefit of our business. A deterioration of our credit rating, or a general disruption in the credit markets, could limit our ability to obtain credit on favorable terms. In addition, in the recent past, global financial markets and economic conditions have been disruptive and volatile, and continue to be uncertain. These issues, along with significant write-offs in the financial services sector, the re-pricing of certain credit risks and continued uncertain economic conditions in certain industries and sectors have made it more difficult to obtain funding than in the past.

Our inability to access necessary or desirable funding, or to enter into certain related transactions, at times and at costs deemed appropriate by us, could have a negative impact on our liquidity and our ability to conduct our operations.

We currently maintain senior secured credit facilities with Bank of America, N.A. and a syndicate of other banks and we have hedge transactions in place with a number of counterparties that we believe are financially stable. However, if any of the financial institutions that have extended credit commitments to us or have entered into hedge or similar transactions with us are adversely affected by continued uncertain conditions in the U.S. and international capital markets, they may become unable or unwilling to fund borrowings under their credit commitments to us or otherwise fulfill their obligations to us, which also could have a material adverse effect on our liquidity and our ability to conduct our operations.
Our capital costs and our results of operations may be materially and adversely affected by changes in interest rates.
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory and have the availability to borrow funds for working capital using senior secured credit facilities under which we are charged interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our debt composition as of December 31, 2012, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by as much as $6.6 million. When considered in connection with reduced expected sales as and if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
Adverse conditions affecting the manufacturers of the vehicles that we sell may negatively impact our revenues and profitability.

Our ability to successfully market vehicles to the public depends to a great extent on aspects of manufacturers’ operations. Vehicle manufacturers have been, and continue to be, adversely affected by the U.S. and international economic climate. In addition to challenges created by uncertain economic conditions, we remain vulnerable to other matters that may impact the manufacturers of the vehicles we sell. For example, other factors outside of our control that could negatively affect vehicle manufacturers include:

•	changes in their respective financial condition;

•	changes in their respective marketing efforts;

•	changes in their respective reputation for quality;

•	manufacturer and other product defects, including recalls;

•	changes in their respective management;

•	disruptions in the production and delivery of vehicles and parts due to natural disasters or other reasons that are outside of our control; and

•	issues with respect to labor relations.

Adverse conditions that materially affect a vehicle manufacturer and impact its ability to profitably design, market, produce or distribute desirable new vehicles could in turn materially adversely affect our ability to (i) sell vehicles produced by that manufacturer, (ii) obtain or finance our desired new vehicle inventories, (iii) access or benefit from manufacturer financial assistance programs, (iv) collect in full or on a timely basis any amounts due therefrom, and/or (v) obtain other goods and services provided by the impacted manufacturer. Our business, results of operations, financial condition, cash flows, and prospects could be materially adversely affected as a result of any event that has an adverse effect on any vehicle manufacturers or distributors.
In addition, if a vehicle manufacturer seeks protection from creditors in bankruptcy or similar proceedings, (i) the manufacturer could seek to terminate or reject all or certain of our franchises, (ii) if the manufacturer is successful in terminating all or certain of our franchises, we may not receive adequate compensation for those franchises, (iii) our cost to obtain financing for our new vehicle inventory may increase or no longer be available from such manufacturer’s captive finance subsidiary, (iv) consumer demand for such manufacturer’s products could be materially adversely affected, especially if costs related to improving such manufacturer’s financial condition are imputed to the price of its products, (v) there may be a significant disruption in the availability of consumer credit to purchase or lease vehicles or negative changes in the terms of such financing, which may negatively impact our sales, or (vi) there may be a reduction in the value of receivables and inventory associated with that manufacturer, among other things. The occurrence of any one or more of these events could have a material adverse effect on our business and results of operations.
If vehicle manufacturers reduce or discontinue sales incentive, warranty or other promotional programs, our results of operations, cash flows and financial condition may be materially adversely affected.
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
Our vehicle sales, results of operations and financial condition may be materially adversely affected by depressed levels of available consumer financing.

The majority of vehicle purchases are financed. During and as a result of the recent global economic downturn, consumers experienced a decline in the availability of credit. In addition, manufacturers decreased the availability of leases or, in some instances, terminated leasing programs altogether. The reduced availability of credit to consumers contributed to the decline in our vehicle sales in recent past periods. Reductions in available credit or increased costs of credit could result in a decline in our vehicle sales, which would have a material adverse effect on our results of operations and financial condition.

Sub-prime lenders have historically provided financing to those buyers who, for various reasons, do not have access to traditional financing, including those buyers who have a poor credit history or lack the down payment necessary to purchase a vehicle. With the downturn of the economy, sub-prime lenders became more stringent with their credit standards, which made it more difficult for consumers needing sub-prime financing to obtain credit in recent past periods. If this trend returns, the ability of these consumers to purchase vehicles again could become limited, resulting in a decline in our vehicle sales, which, in turn, could have a material adverse effect on results of operations and financial condition.
Our business may be materially adversely affected by unfavorable conditions in one or more of our local markets, even if those conditions are not prominent nationally.
Our overall corporate results are also subject to local economic, competitive and other conditions prevailing in the various geographic markets in which we operate. Our dealerships are currently located in the Atlanta, Austin, Charlottesville, Dallas-Fort Worth, Durham, Fayetteville, Fort Pierce, Greensboro, Greenville, Houston, Jackson, Jacksonville, Little Rock, Orlando, Princeton, Richmond, St. Louis and Tampa markets. If economic conditions remain uncertain, we experience a decline in the value of our local brands for any reason, consumer vehicle demand decreases or competition for services offered by automotive retailers remains significant in any of these markets, or any of these factors becomes exacerbated, our business could be materially adversely affected.
If we fail to obtain renewals of one or more of our dealer agreements on acceptable terms, if certain of our franchises are terminated, if certain manufacturers’ rights under their agreements with us are triggered, or if the geographic areas of any of our franchises are altered, our business, financial condition and results of operations may be materially adversely affected.
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
Our dealer agreements are scheduled to expire at various times. Although we expect that these agreements will be renewed in the ordinary course of business, there can be no assurances that we will be able to renew these agreements on a timely basis or on acceptable terms or at all. Most of our dealer agreements also provide the manufacturer with a right of first refusal to purchase any of the manufacturer’s franchises we seek to sell. Our business, financial condition and results of operations may be materially adversely affected to the extent that our rights become compromised or our operations are restricted due to the terms of our dealer or framework agreements or if we lose franchises representing a significant percentage of our revenues.
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
We are generally required to obtain manufacturer consent before we can acquire dealerships selling a manufacturer’s automobiles. In addition, as described above, many of our dealer and framework agreements require that we meet certain CSI rating and sales performance criteria as a condition to additional dealership acquisitions. We cannot assure you that we will be able to meet these performance criteria at any applicable time or that manufacturers will consent to future acquisitions, which may prevent us from being able to take advantage of strategic opportunities, and may limit our ability to expand our business. The process of applying for and obtaining a manufacturer's consents can take a significant amount of time. Delays in consummating acquisitions caused by this process may negatively affect our ability to acquire dealerships that we believe would produce acquisition synergies and integrate well into our overall strategy. In addition, manufacturers typically establish minimum capital requirements for each of their dealerships on a case-by-case basis. As a condition to granting consent to a proposed acquisition, a manufacturer may require us to remodel or upgrade our facilities and capitalize the subject dealership at levels we would not otherwise choose to fund, causing us to divert our financial resources away from uses that management believes may be of higher long-term value to us. Furthermore, the exercise by a manufacturer of its right of first refusal to acquire a dealership may prevent us from acquiring dealerships that we otherwise would acquire, which could have an adverse effect on our ability to grow through acquisitions, and therefore materially adversely impact our business, financial condition and results of operations.
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
Our business may be materially adversely affected by import product restrictions, foreign trade risks and currency valuations that may impair our ability to sell foreign vehicles or parts profitably.
A portion of our business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages, natural or man-made disasters, and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. Relative weakness of the U.S. dollar against foreign currencies in the future may result in an increase in costs to us and in the retail price of such vehicles or parts, which could discourage consumers from purchasing such vehicles and adversely impact our profitability.
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
We believe that the U.S. automotive retailing market is fragmented and offers many potential acquisition candidates. However, we often compete with several other national, regional and local dealership groups, and other strategic and financial buyers, some of which may have greater financial resources, in evaluating potential acquisition candidates. Competition for attractive acquisition targets may result in fewer acquisition opportunities for us, and increased acquisition costs. We may have to forego acquisition opportunities to the extent that we cannot negotiate any such acquisitions on acceptable terms.
Substantial competition in automobile sales and services may materially adversely affect our profitability.
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
We do not have any cost advantage over other retailers in purchasing new vehicles from manufacturers. We typically rely on our advertising, merchandising, sales expertise, service reputation, strong local branding and dealership location to sell new and used vehicles. Further, our dealer agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Our revenues and profitability may be materially adversely affected if competing dealerships expand their market share or additional franchises are awarded in our markets in ways that impact our sales.
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
Other potential liabilities arising out of our operations may involve claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements. To the extent we experience events such as these, or others, our financial condition and results of operations may be materially adversely impacted.
While we maintain insurance to protect against a number of losses, this insurance coverage often contains significant deductibles which we must pay prior to obtaining insurance coverage. In addition, we “self-insure” a portion of our potential liabilities, meaning we do not carry insurance from a third party for such liabilities, and are wholly responsible for any related losses. Furthermore, the laws of some states prohibit insurance against certain types of liabilities, and so we self-insure for those liabilities as well.
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
We rely on management information systems at our dealerships which are licensed from third parties and are used in all aspects of our sales and service efforts, as well as in the preparation of our consolidated financial and operating data. In 2010, we began the conversion of our dealer management systems to a common dealer management system (“DMS”) provided by ADP. As of December 31, 2012, our dealerships had been successfully converted to the ADP DMS. Our business could be significantly disrupted if (i) the ADP DMS fails to integrate with other third party management information systems, customer relations management tools or other software, or to the extent any of these systems become unavailable to us for an extended period of time for any reason, or (ii) if our relationship deteriorates with ADP or any of our other third-party providers. Any such significant disruption in our business could materially adversely affect our business, results of operations, financial condition and cash flow.
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

In every state in which we operate, we must obtain certain licenses issued by state authorities in order to operate our businesses, including dealer, sales, finance and insurance-related licenses. State laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include state franchise laws and regulations and other extensive laws and regulations applicable to new and used automobile dealers. The enactment of new laws and regulations that materially impair or restrict our sales, finance and insurance, or other operations could have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau, which has broad regulatory powers. Although automotive dealers are generally excluded from coverage within this agency, the Dodd-Frank Act and future regulatory actions by this bureau could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions.
Our financing activities are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws and regulations. Some states regulate finance, documentation and administrative fees that may be charged in connection with vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our dealerships by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines. In recent years, private plaintiffs and state attorneys general in the United States have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. These activities have led many lenders to limit the amounts that may be charged to customers as fee income for these activities. If these or similar activities were to significantly restrict our ability to generate revenue from arranging financing for our customers, we could be adversely affected.

Our operations are also subject to the National Traffic and Motor Vehicle Safety Act, the Magnusson-Moss Warranty Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to U.S. customs duties and, in the ordinary course of our business, we may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges.

If we or any of our employees at any individual dealership violate or are alleged to violate laws and regulations applicable to them or protecting consumers generally, we could be subject to individual claims or consumer class actions, administrative, civil or criminal investigations or actions and adverse publicity. Such actions could expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.

Likewise, employees and former employees are protected by a variety of employment-related laws and regulations relating to, among other things, wages and discrimination. Allegations of a violation could subject us to individual claims or consumer class actions, administrative investigations or adverse publicity. Such actions could expose us to substantial monetary damages and legal defense costs, injunctive relief and civil fines and penalties, and damage our reputation and sales.
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
Rising healthcare costs and interest in universal healthcare coverage in the United States have resulted in government and private sector initiatives proposing significant healthcare reforms. The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, is expected to increase our annual employee health care costs, with the most significant increases commencing in 2014. We cannot predict the extent of the effect that this statute, or any future state or federal healthcare legislation or regulation, will have on us. However, an expansion in government’s role in the U.S. healthcare industry could result in significant long-term costs to us, which could in turn adversely affect our future profitability and financial condition.

A data security breach with regard to personally identifiable information ("PII") about our customers or employees could negatively affect operations and result in high costs.

In the ordinary course of business, we and our partners receive significant PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. Numerous state and federal regulations, as well as payment card industry and other vendor standards, govern the collection and maintenance of PII from consumers and other individuals. Although many companies across many industries are affected by malicious efforts to obtain access to PII, news reports suggest that the automotive dealership industry is a particular target of identity thieves. Moreover, there are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. Despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, financial condition or results of operations.
Governmental regulation pertaining to fuel economy standards may affect a manufacturer’s ability to produce cost effective vehicles, which could impact our sales.
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
The primary goal of CAFE was to substantially increase passenger car fuel efficiency. Congress has continuously increased the standards since 1974 and, since mid-year 1990, the passenger car standard was increased to 27.5 miles per gallon, a level at which it remained through 2009. Passenger car fuel economy is now required to rise to an industry average of 39 miles per gallon by 2016. Likewise, significant changes to light truck CAFE standards have been established over the years. The standard is expected to be increased to about 30 miles per gallon by 2016.
The penalty for a manufacturer’s failure to meet the CAFE standards is currently $5.50 per tenth of a mile per gallon for each tenth under the target volume times the total volume of those vehicles manufactured for a given model year.
In May 2010, the U.S. Environmental Protection Agency (the “EPA”) and the Department of Transportation's National Highway Traffic Safety Administration (the “NHTSA”) issued final rules establishing new standards for light-duty vehicles aimed at reducing greenhouse gas emissions and improving fuel economy. Under the joint final rule, the EPA finalized greenhouse gas emissions standards under the Clean Air Act, and the NHTSA finalized CAFE standards under the Energy Policy and Conservation Act, as amended. These standards apply to passenger cars, light-duty trucks, and medium-duty passenger vehicles, in model years 2017 through 2025.
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

In 2009, the U.S. Environmental Protection Agency (“EPA”) published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including facilities that emit more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2011 for emissions occurring in 2010. At the state level, more than one-third of the states, either individually or through multi−state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our facilities, equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. In addition, similar regulations imposed on the owners of the vehicles that we sell could adversely affect demand for certain vehicles.
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
We depend on our executive officers as well as other key personnel. Although our CEO and COO have entered into agreements relating to their employment with us, most of our key personnel are not bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Further, we do not maintain “key man” life insurance policies on any of our executive officers or key personnel. If we are unable to retain our key personnel, we may be unable to successfully develop and implement our business plans, which may have a material adverse effect on our business.
We are, and will continue to be, subject to legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects.
We are involved and will continue to be involved in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions, and actions brought by governmental authorities. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flow, and prospects.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our corporate headquarters, which are located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia. In addition, as of December 31, 2012, our operations encompassed 77 dealership locations throughout 10 states. As of December 31, 2012, we leased 31 of these locations and owned the remaining locations. We have one location in Mississippi and one location in Missouri where we lease the underlying land but own the building facilities on that land. These locations are included in the leased column of the table below. In addition, we operate 25 collision repair centers. We lease 12 of these collision repair centers and own the remaining repair center locations.

Dealership Group	Dealerships			Collision Repair Centers
	Owned	Leased		Owned	Leased
Coggin Automotive Group	10	4	(a)	5	2
Courtesy Autogroup	4	4		—	2
Crown Automotive Company	13	6		2	1
David McDavid Auto Group	6	1	(b)	3	2
Gray-Daniels Auto Family	—	5		—	1
Nalley Automotive Group	5	7		2	2
Northpoint Auto Group	4	2		1	1
Plaza Motor Company	4	2		—	1
Total	46	31		13	12
________________________________________

(a)	Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

(b)	Includes one pending divestiture as of December 31, 2012.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II. FINANCIAL INFORMATION

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “ABG”. Quarterly information concerning our high and low closing sales price per share of our common stock as reported by the NYSE is as follows:

	High	Low

Fiscal Year Ended December 31, 2011
First Quarter	$19.98	$17.04
Second Quarter	18.96	15.04
Third Quarter	21.66	16.18
Fourth Quarter	21.56	15.52
Fiscal Year Ended December 31, 2012
First Quarter	$28.23	$21.50
Second Quarter	28.68	22.18
Third Quarter	29.93	24.89
Fourth Quarter	32.35	27.83
We did not pay any dividends during any of these periods. On February 19, 2013, the last reported sale price of our common stock on the NYSE was $35.81 per share, and there were approximately 77 record holders of our common stock.
In December 2011, our board of directors authorized the repurchase of up to $47.4 million in shares of our common stock. During the year ended December 31, 2012, we repurchased 825,771 shares of our common stock for $22.9 million under that authorization from our board of directors. In December 2012, our board of directors authorized the repurchase of up to $50.0 million of the Company's common stock from time to time in open market transactions, effective January 1, 2013.
Pursuant to the indentures governing our senior subordinated notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $63.8 million under these agreements as of December 31, 2012, with an additional $10 million available to repurchase common stock only.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
10/01/2012 - 10/31/2012	94,498	$29.64	94,498	$29.1
11/01/2012 - 11/30/2012	80,000	$29.61	80,000	$26.8
12/01/2012 - 12/31/2012	77,000	$30.55	77,000	$24.5

PERFORMANCE GRAPH
The following graph furnished by the Company shows the value as of December 31, 2012, of a $100 investment in the Company’s common stock made on December 31, 2007 (with dividends reinvested), as compared with similar investments based on (i) the value of the S & P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc., Sonic Automotive, Inc., Group 1 Automotive, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.

The forgoing graph is not, and shall not be deemed to be, filed as part of the Company's annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by the Company.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data as of and for the five years ended December 31, 2012. The accompanying income (loss) statement data for the years ended December 31, 2011, 2010, 2009, and 2008 have been reclassified to reflect the status of our discontinued operations as of December 31, 2012. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto, included elsewhere in this annual report on Form 10-K.

	For the Years Ended December 31,
Income (Loss) Statement Data:	2012	2011	2010	2009	2008
	(in millions, except per share data)
Revenues:
New vehicle	$2,607.4	$2,239.4	$2,077.8	$1,754.8	$2,217.4
Used vehicle	1,301.0	1,208.1	1,041.2	860.7	944.0
Parts and service	565.3	555.6	531.2	531.0	558.3
Finance and insurance, net	166.6	137.0	111.2	85.4	119.4
Total revenues	4,640.3	4,140.1	3,761.4	3,231.9	3,839.1
Cost of sales	3,876.7	3,441.1	3,134.4	2,671.5	3,193.0
Gross profit	763.6	699.0	627.0	560.4	646.1
Selling, general and administrative expenses	556.1	531.6	484.1	449.4	525.3
Depreciation and amortization	22.6	22.5	20.5	21.4	20.2
Impairment expenses	—	—	—	—	525.9
Other operating (income) expense, net	(1.0)	13.7	(0.1)	(1.3)	0.8
Income (loss) from operations	185.9	131.2	122.5	90.9	(426.1)
Other (expense) income:
Floor plan interest expense	(11.6)	(9.3)	(9.0)	(10.3)	(20.8)
Other interest expense, net	(35.6)	(39.6)	(35.4)	(34.8)	(36.3)
Swap interest expense	(5.0)	(5.5)	(6.6)	(6.6)	(5.5)
Convertible debt discount amortization	(0.4)	(0.8)	(1.4)	(1.8)	(3.0)
(Loss) gain on extinguishment of long-term debt, net	—	(0.8)	(12.6)	0.1	26.2
Total other expense, net	(52.6)	(56.0)	(65.0)	(53.4)	(39.4)
Income (loss) before income taxes	133.3	75.2	57.5	37.5	(465.5)
Income tax expense (benefit)	50.0	28.7	22.1	14.0	(137.1)
Income (loss) from continuing operations	83.3	46.5	35.4	23.5	(328.4)
Discontinued operations, net of tax	(1.1)	21.4	2.7	(10.1)	(15.3)
Net income (loss)	$82.2	$67.9	$38.1	$13.4	$(343.7)
Income (loss) from continuing operations per common share:
Basic	$2.68	$1.46	$1.10	$0.73	$(10.36)
Diluted	$2.64	$1.43	$1.06	$0.71	$(10.36)
Cash dividends declared per common share	$—	$—	$—	$—	$0.68

	As of December 31,
Balance Sheet Data:	2012	2011	2010	2009	2008
	(in millions)
Working capital	$206.6	$156.2	$241.0	$213.4	$161.5
Inventories(a)	655.1	519.5	578.7	506.7	689.5
Total assets	1,661.4	1,419.4	1,486.3	1,400.9	1,650.8
Floor plan notes payable(b)	562.1	434.0	451.6	441.6	633.4
Total debt(b)	466.0	458.6	549.0	537.8	610.7
Total shareholders’ equity	402.8	326.6	287.1	243.6	226.6
______________________________

(a)	Includes amounts classified as assets held for sale on our consolidated balance sheets.

(b)	Includes amounts classified as liabilities associated with assets held for sale on our consolidated balance sheets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 98 franchises (77 dealership locations) in 18 metropolitan markets within 10 states as of December 31, 2012. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of December 31, 2012, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 86% towards luxury and mid-line import brands, with the remaining 14% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 49% of revenue from mid-line import brands and 37% of revenue from luxury brands for 2012, is well positioned for growth over the long term.

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

The United States automotive retail market showed continued improvement in 2012, with new vehicle SAAR increasing to 14.5 million as compared to 12.8 million in 2011. We benefited from improving economic conditions throughout 2012, which we attribute to increasing consumer confidence and the availability of credit at terms favorable to consumers. We also believe that pent up demand for new vehicles favorably impacted us during 2012. We believe that the overall economic recovery will continue to be fragile, and may be subject to further changes based on consumer confidence, unemployment levels and other macro-economic factors as the long-term prospects for, and the timing of, a return to a stronger economy continue to be difficult to predict.
We had total available liquidity of $232.7 million as of December 31, 2012, which consisted of cash and cash equivalents of $6.2 million, borrowing availability of $213.9 million under our revolving credit facilities and $12.6 million of availability under our floor plan offset account. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below. We have no long-term debt maturities until October 2015, at which time two of our mortgage notes payable associated with certain of our properties in St. Louis, Missouri, will mature. As of December 31, 2012, the aggregate principal amount outstanding under these two mortgage notes payable was $19.7 million.

RESULTS OF OPERATIONS
The Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$2,607.4	$2,239.4	$368.0	16%
Used vehicle	1,301.0	1,208.1	92.9	8%
Parts and service	565.3	555.6	9.7	2%
Finance and insurance, net	166.6	137.0	29.6	22%
Total revenues	4,640.3	4,140.1	500.2	12%
GROSS PROFIT:
New vehicle	165.6	151.1	14.5	10%
Used vehicle	103.6	100.0	3.6	4%
Parts and service	327.8	310.9	16.9	5%
Finance and insurance, net	166.6	137.0	29.6	22%
Total gross profit	763.6	699.0	64.6	9%
OPERATING EXPENSES:
Selling, general and administrative	556.1	531.6	24.5	5%
Depreciation and amortization	22.6	22.5	0.1	—%
Other operating (income) expense, net	(1.0)	13.7	(14.7)	(107)%
Income from operations	185.9	131.2	54.7	42%
OTHER EXPENSES:
Floor plan interest expense	(11.6)	(9.3)	2.3	25%
Other interest expense, net	(35.6)	(39.6)	(4.0)	(10)%
Swap interest expense	(5.0)	(5.5)	(0.5)	(9)%
Convertible debt discount amortization	(0.4)	(0.8)	(0.4)	(50)%
Loss on extinguishment of long-term debt	—	(0.8)	(0.8)	(100)%
Total other expense, net	(52.6)	(56.0)	(3.4)	(6)%
Income before income taxes	133.3	75.2	58.1	77%
INCOME TAX EXPENSE	50.0	28.7	21.3	74%
INCOME FROM CONTINUING OPERATIONS	83.3	46.5	36.8	79%
DISCONTINUED OPERATIONS, net of tax	(1.1)	21.4	(22.5)	(105)%
NET INCOME	$82.2	$67.9	$14.3	21%
Income from continuing operations per common share—Diluted	$2.64	$1.43	$1.21	85%
Net income per common share—Diluted	$2.61	$2.08	$0.53	25%

	For the Year Ended December 31,
	2012	2011
REVENUE MIX PERCENTAGES:
New vehicles	56.2%	54.1%
Used retail vehicles	23.7%	24.7%
Used vehicle wholesale	4.3%	4.5%
Parts and service	12.2%	13.4%
Finance and insurance, net	3.6%	3.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	21.7%	21.6%
Used retail vehicles	13.7%	14.5%
Used vehicle wholesale	(0.1)%	(0.2)%
Parts and service	42.9%	44.5%
Finance and insurance, net	21.8%	19.6%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	72.8%	76.1%
Net income and income from continuing operations increased by $14.3 million and $36.8 million, respectively, during 2012 as compared to 2011. The increase in income from continuing operations was primarily composed of (i) a $64.6 million (9%) increase in gross profit, (ii) a $14.7 million increase in other operating income (net of other operating expense) and (iii) a $4.0 million (10%) decrease in other interest expense, net, partially offset by a $24.5 million (5%) increase in SG&A expenses and a $2.3 million (25%) increase in floor plan interest expense. Net income for 2011 was positively impacted by the sale of our heavy truck business, two additional franchises (two dealership locations) and one ancillary business in 2011, which resulted in $22.3 million in net-of-tax gains, which are included in discontinued operations, net.
Net income and income from continuing operations for 2012 were reduced by $1.1 million, net of tax, in real estate related charges. Net income and income from continuing operations for 2011 were reduced by (i) $5.5 million, net of tax, related to legal claims related to operations from 2000 to 2006, (ii) $4.2 million, net of tax, due to expenses related to executive separation benefits and (iii) $1.1 million, net of tax, in real estate related charges.
Gross profit increased across all four of our business lines and was driven by (i) a $29.6 million (22%) increase in F&I gross profit, (ii) a $16.9 million (5%) increase in parts and service gross profit and (iii) a $14.5 million (10%) increase in new vehicle gross profit. Our total gross profit margin decreased 40 basis points to 16.5%, primarily as a result of (i) a 50 basis point decrease in our same store used vehicle retail gross margin and (ii) a 40 basis point decrease in our same store new vehicle retail gross margin, which was partially offset by a 200 basis point increase in our same store parts and service gross margin. In reviewing the contributions of our business lines to our overall gross profit, we also experienced a 160 basis point decrease in our higher-margin parts and service business as a percentage of our overall gross profit.
The $500.2 million (12%) increase in total revenue was primarily a result of (i) a $368.0 million (16%) increase in new vehicle revenue, (ii) a $92.9 million (8%) increase in used vehicle revenue and (iii) a $29.6 million (22% ) increase in revenue from F&I.

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$959.2	$828.1	$131.1	16%
Mid-line import	1,268.3	1,060.6	207.7	20%
Mid-line domestic	374.1	350.7	23.4	7%
Total new vehicle revenue—same store(1)	2,601.6	2,239.4	362.2	16%
New vehicle revenue—acquisitions	5.8	—
New vehicle revenue, as reported	$2,607.4	$2,239.4	$368.0	16%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$72.6	$63.4	$9.2	15%
Mid-line import	67.4	63.9	3.5	5%
Mid-line domestic	25.1	23.8	1.3	5%
Total new vehicle gross profit—same store(1)	165.1	151.1	14.0	9%
New vehicle gross profit—acquisitions	0.5	—
New vehicle gross profit, as reported	$165.6	$151.1	$14.5	10%

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
New vehicle units:
New vehicle retail units—same store(1)
Luxury	19,386	16,712	2,674	16%
Mid-line import	48,067	40,560	7,507	19%
Mid-line domestic	10,147	9,353	794	8%
Total new vehicle retail units—same store(1)	77,600	66,625	10,975	16%
Fleet vehicles	2,365	2,679	(314)	(12)%
Total new vehicle units—same store(1)	79,965	69,304	10,661	15%
New vehicle units—acquisitions	112	—
New vehicle units—actual	80,077	69,304	10,773	16%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
Revenue per new vehicle sold—same store(1)	$32,534	$32,313	$221	1%
Gross profit per new vehicle sold—same store(1)	$2,065	$2,180	$(115)	(5)%
New vehicle gross margin—same store(1)	6.3%	6.7%	(0.4)%	(6)%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $368.0 million (16%) increase in new vehicle revenue was primarily a result of a $207.7 million (20%) increase in revenue from our mid-line import brands and a $131.1 million (16%) increase in revenue from our luxury brands, which drove a $362.2 million (16%) increase in overall same store new vehicle revenue. Our total new vehicle revenue also benefited from $5.8 million derived from acquisitions. Same store unit volumes for our mid-line import and luxury brands increased 19% and 16%, respectively, reflecting (i) sales resulting from improved inventory availability compared to depressed levels in 2011 following the natural disaster and related events in Japan and (ii) a general increase in consumer demand. Unit volumes from our domestic brands also increased 8% on a same store basis. New vehicle SAAR increased to 14.5 million for 2012 as compared to 12.8 million for 2011.
Total new vehicle gross profit increased by $14.5 million (10%), primarily driven by a $9.2 million (15%) increase in gross profit from our luxury brands. Our mid-line import brands, which experienced a 19% increase in unit volume, also experienced a 70 basis point decrease in gross profit margin when compared to the prior year period. Our same store gross profit per new vehicle sold decreased by $115 (5%), largely driven by a reduction in gross profit associated with our mid-line import vehicle sales, combined with a shift in our overall unit sales toward mid-line import brands when compared to 2011, when inventories of these brands were in short supply as a result of the natural disaster and related events in Japan. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand.
Used Vehicle—

	For the Year Ended December 31,		Increase	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$1,099.2	$1,021.5	$77.7	8%
Used vehicle retail revenues—acquisitions	2.2	—
Total used vehicle retail revenues	1,101.4	1,021.5	79.9	8%

Used vehicle wholesale revenues—same store(1)	199.2	186.6	12.6	7%
Used vehicle wholesale revenues—acquisitions	0.4	—
Total used vehicle wholesale revenues	199.6	186.6	13.0	7%
Used vehicle revenue, as reported	$1,301.0	$1,208.1	$92.9	8%
Gross profit:
Used vehicle retail gross profit—same store(1)	$103.8	$101.1	$2.7	3%
Used vehicle retail gross profit—acquisitions	0.2	—
Total used vehicle retail gross profit	104.0	101.1	2.9	3%

Used vehicle wholesale gross profit—same store(1)	(0.5)	(1.1)	0.6	55%
Used vehicle wholesale gross profit—acquisitions	0.1	—
Total used vehicle wholesale gross profit	(0.4)	(1.1)	0.7	64%
Used vehicle gross profit, as reported	$103.6	$100.0	$3.6	4%
Used vehicle retail units:
Used vehicle retail units—same store(1)	57,345	54,009	3,336	6%
Used vehicle retail units—acquisitions	89	—
Used vehicle retail units—actual	57,434	54,009	3,425	6%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
Revenue per used vehicle retailed—same store(1)	$19,168	$18,914	$254	1%
Gross profit per used vehicle retailed—same store(1)	$1,810	$1,872	$(62)	(3)%
Used vehicle retail gross margin—same store(1)	9.4%	9.9%	(0.5)%	(5)%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $92.9 million (8%) increase in used vehicle revenue was the result of a $79.9 million (8%) increase in used vehicle retail revenue and a $13.0 million (7%) increase in used vehicle wholesale revenue, which include $2.2 million and $0.4 million, respectively, derived from acquisitions. The 6% increase in same store used vehicle retail unit sales reflects the ongoing impact of our "Asbury 1-2-1" program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
The $3.6 million (4%) increase in used vehicle gross profit was primarily the result of a $2.9 million (3%) increase in used vehicle retail gross profit. The increase in used vehicle retail gross profit was driven primarily by higher unit volumes, partially offset by a 50 basis point decrease in our same store used vehicle retail gross margin. The decrease in our same store used vehicle gross margin can partially be attributed to the increased availability of competitively priced new models that, until mid-2012, were in short supply as a result of the 2011 natural disaster and related events in Japan.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 34 days of supply in our inventory as of December 31, 2012.

Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$564.2	$555.6	$8.6	2%
Parts and service revenues—acquisitions	1.1	—
Parts and service revenue, as reported	$565.3	$555.6	$9.7	2%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$202.4	$193.1	$9.3	5%
Reconditioning and preparation	66.9	56.2	10.7	19%
Warranty	38.8	42.8	(4.0)	(9)%
Wholesale parts	19.1	18.8	0.3	2%
Total parts and service gross profit—same store(1)	327.2	310.9	16.3	5%
Parts and service gross profit—acquisitions	0.6	—
Parts and service gross profit, as reported	$327.8	$310.9	$16.9	5%
Parts and service gross margin—same store(1)	58.0%	56.0%	2.0%	4%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $9.7 million (2%) increase in parts and service revenue was primarily due to a $14.0 million (4%) increase in same store customer pay revenue, partially offset by a $6.4 million (7%) decrease in same store warranty revenue. The 200 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including a 19% increase in gross profit from reconditioning and preparation of vehicles and a 5% increase in our customer pay parts and service gross profit. The $10.7 million increase in reconditioning and preparation gross profit was primarily driven by a 16% increase in our same store new vehicle retail unit sales and a 6% increase in our same store used vehicle retail unit sales. Gross profit associated with warranty work decreased by $4.0 million (9%), partially due to certain manufacturer recalls that occurred during 2011 that drove increased warranty work.
We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.
Finance and Insurance, net—

	For the Year Ended December 31,		Increase	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$166.4	$137.0	$29.4	21%
Finance and insurance, net—acquisitions	0.2	—
Finance and insurance, net as reported	$166.6	$137.0	$29.6	22%
Finance and insurance, net per vehicle sold—same store(1)	$1,212	$1,111	$101	9%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $29.6 million (22%) during 2012 as compared to 2011, primarily due to (i) a 12% increase in retail unit sales and (ii) a 9% increase in F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improving availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General and Administrative Expense—

	For the Year Ended December 31,					% of Gross Profit Increase (Decrease)
	2012	% of Gross Profit	2011	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$254.5	33.4%	$244.5	35.0%	$10.0	(1.6)%
Sales compensation	80.0	10.5%	72.8	10.4%	7.2	0.1%
Share-based compensation	7.1	0.9%	6.1	0.9%	1.0	—%
Outside services	55.0	7.2%	54.2	7.8%	0.8	(0.6)%
Advertising	27.6	3.6%	25.3	3.6%	2.3	—%
Rent	35.5	4.7%	36.3	5.2%	(0.8)	(0.5)%
Utilities	14.0	1.8%	14.5	2.1%	(0.5)	(0.3)%
Insurance	10.9	1.4%	9.8	1.4%	1.1	—%
Other	70.4	9.3%	68.1	9.7%	2.3	(0.4)%
Selling, general and administrative expense—same store(1)	555.0	72.8%	531.6	76.1%	23.4	(3.3)%
Acquisitions	1.1		—
Selling, general and administrative—actual	$556.1	72.8%	$531.6	76.1%	$24.5	(3.3)%
Gross profit—same store(1)	$762.0		$699.0
Gross profit—actual	$763.6		$699.0
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 72.8% for 2012 as compared to 76.1% for 2011. The 330 basis point decrease was primarily attributable to (i) a 160 basis point decrease in personnel costs as a result of further leveraging our fixed cost structure, (ii) a 60 basis point decrease in outside service costs as a result of completing the process of converting all of our dealerships to the ADP Dealer Management System in the first quarter of 2012 and (iii) a 50 basis point decrease in rent expense primarily as a result of our purchase of certain previously leased real estate during 2011 and 2012. We also benefited in 2012 from a telecommunications expense management initiative implemented during 2011, which helped drive a 30 basis point decrease in our utilities expense.
We continue to be engaged in numerous productivity initiatives designed to further reduce our fixed cost structure and improve our profitability and are currently focused on fully leveraging ADP with our other technology platforms.
Other Operating (Income) Expense, net —
Other operating (income) expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the year ended December 31, 2012, we recognized approximately $1.4 million of other operating income related to insurance proceeds. During the year ended December 31, 2011, we recognized (i) approximately $9.0 million of expense due to legal claims related to operations from 2000 to 2006 and (ii) approximately $6.6 million of executive separation costs. These expenses were partially offset by income related to proceeds received from the manufacturer related to the elimination of one of our franchises. Other operating (income) expense, net for 2012 and 2011 includes $1.8 million and $1.0 million, respectively, of lease termination charges as a result of our purchase of certain previously leased real estate.

Floor Plan Interest Expense —
The $2.3 million (25%) increase in floor plan interest expense was primarily the result of higher levels of new vehicle inventory during 2012 when compared to 2011, which was the result of depressed new vehicle inventory levels in 2011 due primarily to the natural disaster and related events in Japan.
Other Interest Expense, net —
The $4.0 million (10%) decrease in other interest expense, net was primarily the result of our repayment of certain mortgage notes payable during 2011 and 2012 prior to their associated maturity.
Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for 2012 and 2011 was $5.0 million and $5.5 million, respectively.
Income Tax Expense—
The $21.3 million (74%) increase in income tax expense was primarily a result of the $58.1 million (77%) increase in income before income taxes in 2012 as compared to 2011. Our effective tax rate decreased from 38.2% in 2011 to 37.5% in 2012, primarily as a result of (i) approximately $1.4 million in tax-free insurance proceeds we received in 2012 and (ii) the settlement of previously unrecognized uncertain tax benefits that we now expect to recognize due to the expiration of the related statute of limitations. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2013 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2013.
Discontinued Operations—
During 2012, we sold two franchises (two dealership locations) that were classified as discontinued operations and closed two additional franchises, one of which was classified as discontinued operations. The $1.1 million, net of tax, net loss from discontinued operations in 2012 includes (i) $1.2 million, net of tax, of impairment expense related to certain property not currently used in our operations, (ii) a $0.5 million, net of tax, loss related to the disposal of certain property not currently used in our operations, (iii) a $0.5 million, net of tax, lease termination charge related to a former dealership location and (iv) $0.2 million, net of tax, of net operating losses of franchises sold prior to or pending disposition as of December 31, 2012, consisting primarily of rent and other expenses of idle facilities. These losses were partially offset by (a) $0.6 million, net of tax, of income related to proceeds received from the elimination of one of our franchises and (b) a $0.7 million, net of tax, gain on the sale of two franchises (two dealership locations).
During 2011, we sold (i) our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center, (ii) two franchises (two dealership locations) and (iii) one additional ancillary business. The $21.4 million, net of tax, net income from discontinued operations for 2011 consists of a $22.3 million, net of tax, gain on the sale of the businesses discussed above, partially offset by $0.9 million, net of tax, of net operating losses of franchises and ancillary businesses sold prior to or pending disposition as of December 31, 2012, including rent and other expenses of idle facilities.
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

RESULTS OF OPERATIONS
The Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$2,239.4	$2,077.8	$161.6	8%
Used vehicle	1,208.1	1,041.2	166.9	16%
Parts and service	555.6	531.2	24.4	5%
Finance and insurance, net	137.0	111.2	25.8	23%
Total revenues	4,140.1	3,761.4	378.7	10%
GROSS PROFIT:
New vehicle	151.1	137.4	13.7	10%
Used vehicle	100.0	89.1	10.9	12%
Parts and service	310.9	289.3	21.6	7%
Finance and insurance, net	137.0	111.2	25.8	23%
Total gross profit	699.0	627.0	72.0	11%
OPERATING EXPENSES:
Selling, general and administrative	531.6	484.1	47.5	10%
Depreciation and amortization	22.5	20.5	2.0	10%
Other operating expense (income), net	13.7	(0.1)	13.8	NM
Income from operations	131.2	122.5	8.7	7%
OTHER EXPENSES:
Floor plan interest expense	(9.3)	(9.0)	0.3	3%
Other interest expense, net	(39.6)	(35.4)	4.2	12%
Swap interest expense	(5.5)	(6.6)	(1.1)	(17)%
Convertible debt discount amortization	(0.8)	(1.4)	(0.6)	(43)%
Loss on extinguishment of long-term debt	(0.8)	(12.6)	(11.8)	—%
Total other expense, net	(56.0)	(65.0)	(9.0)	(14)%
Income before income taxes	75.2	57.5	17.7	31%
INCOME TAX EXPENSE	28.7	22.1	6.6	30%
INCOME FROM CONTINUING OPERATIONS	46.5	35.4	11.1	31%
DISCONTINUED OPERATIONS, net of tax	21.4	2.7	18.7	NM
NET INCOME	$67.9	$38.1	$29.8	78%
Income from continuing operations per common share—Diluted	$1.43	$1.06	$0.37	35%
Net income per common share—Diluted	$2.08	$1.14	$0.94	82%

	For the Year Ended December 31,
	2011	2010
REVENUE MIX PERCENTAGES:
New vehicles	54.1%	55.2%
Used retail vehicles	24.7%	22.5%
Used vehicle wholesale	4.5%	5.2%
Parts and service	13.4%	14.1%
Finance and insurance, net	3.3%	3.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	21.6%	21.9%
Used retail vehicles	14.5%	14.5%
Used vehicle wholesale	(0.2)%	(0.2)%
Parts and service	44.5%	46.1%
Finance and insurance, net	19.6%	17.7%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	76.1%	77.2%
Net income and income from continuing operations increased by $29.8 million and $11.1 million, respectively, during 2011 as compared to 2010, primarily as a result of a $72.0 million (11%) increase in gross profit, partially offset by (i) a $47.5 million (10%) increase in SG&A expenses, (ii) a $13.8 million increase in other operating expense and (iii) a $4.2 million (12%) increase in other interest expense. The increase in net income was primarily the result of the sale of our heavy truck business, two additional franchises (two dealership locations) and one ancillary business in 2011, which resulted in $22.3 million in net-of-tax gains, which are included in discontinued operations, net. Net income and income from continuing operations for 2011 were reduced by (i) $5.5 million, net of tax, due to legal claims related to operations from 2000 to 2006, (ii) $4.2 million, net of tax, due to expenses related to executive separation benefits and (iii) $1.1 million, net of tax, due to real estate related charges. Net income and income from continuing operations for 2010 were reduced by $8.3 million, net of tax, from losses on the extinguishment of long-term debt.
Gross profit increased across all four of our business lines and was driven by a $25.8 million (23%) increase in F&I gross profit and a $21.6 million (7%) increase in parts and service gross profit. Our total gross profit margin increased 20 basis points to 16.9%, primarily as a result of a mix shift to our higher margin parts and service and F&I business.
The $378.7 million (10%) increase in total revenue was primarily the result of a $161.6 million (8%) increase in new vehicle revenue and a $166.9 million (16%) increase in used vehicle revenue. The increase in new vehicle revenue includes a $97.9 million (5%) increase in same store new vehicle revenue and $63.7 million in new vehicle revenue from acquired dealerships. The increase in used vehicle revenue includes a $141.9 million (17%) increase in same store used vehicle retail revenue and $35.8 million of used vehicle retail revenue derived from acquired dealerships.

New Vehicle—

	For the Year Ended December 31,		Increase	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$798.7	$768.6	$30.1	4%
Mid-line import	1,026.3	999.3	27.0	3%
Mid-line domestic	350.7	309.9	40.8	13%
Total new vehicle revenue—same store(1)	2,175.7	2,077.8	97.9	5%
New vehicle revenue—acquisitions	63.7	—
New vehicle revenue, as reported	$2,239.4	$2,077.8	$161.6	8%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$60.7	$59.7	$1.0	2%
Mid-line import	62.6	55.3	7.3	13%
Mid-line domestic	23.8	22.4	1.4	6%
Total new vehicle gross profit—same store(1)	147.1	137.4	9.7	7%
New vehicle gross profit—acquisitions	4.0	—
New vehicle gross profit, as reported	$151.1	$137.4	$13.7	10%

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2011	2010
New vehicle units:
New vehicle retail units—same store(1)
Luxury	16,136	15,916	220	1%
Mid-line import	39,266	39,828	(562)	(1)%
Mid-line domestic	9,353	8,283	1,070	13%
Total new vehicle retail units—same store(1)	64,755	64,027	728	1%
Fleet vehicles	2,633	2,080	553	27%
Total new vehicle units—same store(1)	67,388	66,107	1,281	2%
New vehicle units—acquisitions	1,916	—
New vehicle units—actual	69,304	66,107	3,197	5%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase	% Change
	2011	2010
Revenue per new vehicle sold—same store(1)	$32,286	$31,431	$855	3%
Gross profit per new vehicle sold—same store(1)	$2,183	$2,078	$105	5%
New vehicle gross margin—same store(1)	6.8%	6.6%	0.2%	3%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $161.6 million (8%) increase in new vehicle revenue was primarily a result of a $97.9 million (5%) increase in same store new vehicle revenue due to a 2% increase in same store new vehicle unit sales and a 3% increase in revenue per new vehicle sold. Our total new vehicle revenue also benefited from $63.7 million of revenue from acquisitions. Same store unit volumes for our mid-line import brands decreased 1%, while units volumes from our domestic brands increased 13% on a same store basis, reflecting (i) reduced availability of new vehicle inventory from certain Japanese brands due to the natural disaster and related events in Japan and (ii) increased consumer demand for domestic vehicles. New vehicle SAAR increased to 12.8 million for 2011 as compared to 11.6 million for 2010.
Total new vehicle gross profit increased by $13.7 million (10%), which included $4.0 million of gross profit derived from acquisitions. Our same store gross profit per new vehicle sold increased by $105, driven by a decrease in supply of higher-volume, lower-margin vehicles due to the natural disaster and related events in Japan, which drove a 60 basis point increase in our new vehicle gross margins from our mid-line imports brands when compared to 2010.
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

Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$985.7	$843.8	$141.9	17%
Used vehicle retail revenues—acquisitions	35.8	—
Total used vehicle retail revenues	1,021.5	843.8	177.7	21%

Used vehicle wholesale revenues—same store(1)	181.9	197.4	(15.5)	(8)%
Used vehicle wholesale revenues—acquisitions	4.7	—
Total used vehicle wholesale revenues	186.6	197.4	(10.8)	(5)%
Used vehicle revenue, as reported	$1,208.1	$1,041.2	$166.9	16%
Gross profit:
Used vehicle retail gross profit—same store(1)	$97.7	$90.2	$7.5	8%
Used vehicle retail gross profit—acquisitions	3.4	—
Total used vehicle retail gross profit	101.1	90.2	10.9	12%

Used vehicle wholesale gross profit—same store(1)	(1.0)	(1.1)	0.1	9%
Used vehicle wholesale gross profit—acquisitions	(0.1)	—
Total used vehicle wholesale gross profit	(1.1)	(1.1)	—	—%
Used vehicle gross profit, as reported	$100.0	$89.1	$10.9	12%
Used vehicle retail units:
Used vehicle retail units—same store(1)	52,234	44,583	7,651	17%
Used vehicle retail units—acquisitions	1,775	—
Used vehicle retail units—actual	54,009	44,583	9,426	21%

Used Vehicle Metrics—

	For the Year Ended December 31,		(Decrease)	% Change
	2011	2010
Revenue per used vehicle retailed—same store(1)	$18,871	$18,926	$(55)	—%
Gross profit per used vehicle retailed—same store(1)	$1,870	$2,023	$(153)	(8)%
Used vehicle retail gross margin—same store(1)	9.9%	10.7%	(0.8)%	(7)%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $166.9 million (16%) increase in used vehicle revenue includes (i) a $141.9 million (17%) increase in same store used vehicle retail revenue and (ii) $40.5 million of used vehicle revenue derived from acquired dealerships, partially offset by a $15.5 million (8%) decrease in same store used vehicle wholesale revenue. The $10.9 million (12%) increase in used vehicle gross profit was primarily a result of a $7.5 million (8%) increase in same store used vehicle retail gross profit. The increase in used vehicle retail revenue and gross profit was driven primarily by increased unit sales volumes, partially offset by a lower gross profit margin of 9.9%, down 80 basis points from the prior year. These results reflected the continued benefits of several store-level programs, including volume-driven initiatives such as our "Asbury 1-2-1" program.

Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2011	2010
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$536.1	$531.2	$4.9	1%
Parts and service revenues—acquisitions	19.5	—
Parts and service revenue, as reported	$555.6	$531.2	$24.4	5%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$185.6	$181.5	$4.1	2%
Reconditioning and preparation	54.8	43.4	11.4	26%
Warranty	40.8	45.9	(5.1)	(11)%
Wholesale parts	18.6	18.5	0.1	1%
Total parts and service gross profit—same store(1)	299.8	289.3	10.5	4%
Parts and service gross profit—acquisitions	11.1	—
Parts and service gross profit, as reported	$310.9	$289.3	$21.6	7%
Parts and service gross margin—same store(1)	56.0%	54.5%	1.5%	3%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $24.4 million (5%) increase in parts and service revenue was primarily due to $19.5 million of parts and service revenue derived from acquired dealerships. The $21.6 million (7%) increase in parts and service gross profit was primarily due to a 150 basis point increase in our same store parts and service gross margin primarily as a result of increased gross profit from reconditioning and preparation of vehicles. The $11.4 million million increase in reconditioning gross profit was primarily a result of the 21% increase in our used vehicle retail unit sales.
Finance and Insurance, net—

	For the Year Ended December 31,		Increase	% Change
	2011	2010
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$133.4	$111.2	$22.2	20%
Finance and insurance, net—acquisitions	3.6	—
Finance and insurance, net as reported	$137.0	$111.2	$25.8	23%
Finance and insurance, net per vehicle sold—same store(1)	$1,116	$1,005	$111	11%
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $25.8 million (23%) during 2011 as compared to 2010, due to (i) an 8% increase in same store retail unit sales and (ii) an 11% increase in same store F&I per vehicle sold. The increase in F&I per vehicle sold was primarily attributable to (i) the improving availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores by increasing the training of our our F&I personnel, including implementing a certification process and certain best practices initiatives.

Selling, General and Administrative Expense—

	For the Year Ended December 31,					% of Gross Profit Increase (Decrease)
	2011	% of Gross Profit	2010	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$237.4	35.1%	$226.7	36.2%	$10.7	(1.1)%
Sales compensation	70.5	10.4%	61.9	9.9%	8.6	0.5%
Share-based compensation	6.1	0.9%	5.1	0.8%	1.0	0.1%
Outside services	52.6	7.8%	45.6	7.3%	7.0	0.5%
Advertising	24.0	3.5%	24.3	3.9%	(0.3)	(0.4)%
Rent	36.3	5.4%	40.2	6.4%	(3.9)	(1.0)%
Utilities	14.0	2.1%	14.8	2.4%	(0.8)	(0.3)%
Insurance	9.4	1.4%	9.8	1.6%	(0.4)	(0.2)%
Other	66.3	9.7%	55.7	8.7%	10.6	1.0%
Selling, general and administrative expense—same store(1)	516.6	76.3%	484.1	77.2%	32.5	(0.9)%
Acquisitions	15.0		—
Selling, general and administrative—actual	$531.6	76.1%	$484.1	77.2%	$47.5	(1.1)%
Gross profit—same store(1)	$677.0		$627.0
Gross profit—actual	$699.0		$627.0
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 76.3% for 2011 as compared to 77.2% for 2010. The 90 basis point decrease was primarily a result of a 100 basis point decrease in rent expense as a result of our purchase of certain previously leased real estate during 2011 and a 110 basis point decrease in personnel costs as a result of leveraging our fixed expenses, partially offset by a 50 basis point increase in outside services expense, primarily due to increased investment in our information technology infrastructure.
Depreciation and Amortization —
The $2.0 million (10%) increase in depreciation and amortization expense was primarily the result of increased capital expenditures in 2011 and 2010 as compared to 2009, as well our decision to purchase certain previously leased real estate during 2011.
Other Operating Expense (Income), net —
Other operating expense (income), net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the year ended December 31, 2011, we recognized (i) approximately $9.0 million of expense due to legal claims related to operations from 2000 to 2006 and (ii) approximately $6.6 million of executive separation costs, which were partially offset by income related to proceeds received from the elimination of one of our franchises. Other operating expense, net for 2011 includes $1.0 million of lease termination charges as a result of our purchase of certain previously leased real estate. Other operating income, net for 2010 includes $0.9 million of lease termination charges associated with our former corporate headquarters in New York, NY,
Other Interest Expense —
The $4.2 million (12%) increase in other interest expense was primarily attributable to (i) a refinancing of our long-term debt in the fourth quarter of 2010, which included the issuance of $200.0 million of our 8.375% Senior Subordinated Notes Due 2020 (the "8.375% Notes"), the proceeds of which were primarily used to repurchase all $179.4 million aggregate principal amount of our outstanding 8% Senior Subordinated Notes Due 2014 (the "8% Notes") and (ii) our entrance into a mortgage for the purchase of land and building associated with an acquisition in the fourth quarter of 2010.

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
Income Tax Expense—
The $6.6 million (30%) increase in income tax expense was primarily a result of the $17.7 million (31%) increase in income before income taxes in 2011 as compared to 2010. Our effective tax rate decreased from 38.4% for 2010 to 38.2% for 2011.
Discontinued Operations—
During 2011, we sold (i) our heavy truck business in Atlanta, Georgia, which consisted of ten franchises (three dealership locations) and one collision repair center, (ii) two franchises (two dealership locations) and (iii) one additional ancillary business. The $21.4 million, net of tax, net income from discontinued operations for 2011 consists of a $22.3 million, net of tax, gain on the sale of the businesses discussed above, partially offset by $0.9 million, net of tax, of net operating losses of franchises and ancillary businesses sold prior to December 31, 2011, including rent and other expenses of idle facilities.
During 2010, we sold one franchise (one dealership location). The $2.7 million, net of tax, net income from discontinued operations during 2010 consists of (i) $2.5 million, net of tax, of income from insurance proceeds related to tornado damage to the unused real estate of one of our former dealership locations in Yazoo City, Mississippi and (ii) $1.8 million, net of tax, of net operating income of franchises sold prior to or pending disposition as of December 31, 2012, including primarily rent and other expenses of idle facilities, offset by (a) $1.3 million, net of tax, of impairment expenses related to certain property not used in our operations, (b) $0.2 million, net of tax, of rent acceleration on certain real estate not used in our operations and (c) a $0.1 million, net of tax, loss on the sale of one franchise (one dealership location).

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2012, we had total available liquidity of $232.7 million, which consisted of cash and cash equivalents of $6.2 million, borrowing availability of $213.9 million under our revolving credit facilities and $12.6 million of availability under our floor plan offset account, described below, which is generally accessible within one to two days. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of December 31, 2012, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.
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

•
Revolving credit facility - a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of December 31, 2012, we had $14.6 million in outstanding letters of credit, resulting in $160.4 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of December 31, 2012.

•
New inventory floor plan facilities - a $625.0 million senior secured new vehicle revolving floor plan facility. In conjunction with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor plan interest expense on our Consolidated Statements of Income. As of December 31, 2012, we had $12.6 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations. As of December 31, 2012, we had $507.0 million net outstanding under our senior secured new vehicle revolving floor plan facility (including $5.4 million classified as Liabilities associated with assets held for sale) and $55.1 million outstanding under our floor plan facility with Ford.

•
Used vehicle floor plan facility - a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. As of December 31, 2012, we had $2.0 million outstanding under our used vehicle revolving floor plan facility, which was drawn for general corporate purposes, and $53.5 million of remaining borrowing availability under our used vehicle revolving floor plan facility.

•	Mortgage notes - as of December 31, 2012, we had $118.9 million of mortgage note obligations. These obligations are secured by the related underlying property.

•
7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - as of December 31, 2012, we had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We are required to pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•
8.375% Senior Subordinated Notes due 2020 (“8.375% Notes”) - as of December 31, 2012, we had $200.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020.

Under the terms of the senior secured credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floor plan indebtedness, (ii) certain refinancings, refunds, renewals or extensions of existing indebtedness, and (iv) other customary permitted indebtedness.
3% Senior Subordinated Convertible Note Maturity
In September 2012, the remaining $15.1 million in aggregate principal amount of our 3% Convertible Notes matured, and we satisfied our related debt repayment obligation with our available liquidity.
Mortgage Financing
During 2012, we we entered into eight fixed rate mortgage notes payable which were collateralized by the related real estate at eight of our owned dealership locations. The total initial principal amount of the mortgage notes payable was $66.2 million.

Credit Agreement
We and certain of our subsidiaries are currently party to a credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for our senior secured credit facilities, consisting of (i) a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit, (ii) a $625.0 million new vehicle revolving floor plan facility, and (iii) a $100.0 million used vehicle revolving floor plan facility, in each case subject to limitations on borrowing availability as set out in the Credit Agreement. Subject to the compliance with certain conditions, the Credit Agreement provides that we and our dealership subsidiaries that are borrowers under the senior secured credit facilities (collectively, the “Borrowers”) have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the revolving credit facility by up to $50.0 million without lender consent. The Credit Agreement also provides that the Borrowers have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the new vehicle floor plan facility or the used vehicle floor plan facility by up to $225.0 million in the aggregate without lender consent and also subject to the compliance with certain conditions. The senior secured credit facilities mature, and all amounts outstanding thereunder will be due and payable, on October 14, 2016.
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
Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants as of December 31, 2012. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
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
Our guarantees under our previous master loan agreement (the "Master Loan Agreement") with Wells Fargo Bank, National Association also require compliance with certain financial covenants, including a consolidated current ratio, consolidated fixed charge coverage ratio and an adjusted net worth calculation. Effective June 30, 2012, we elected to have reinstated the total leverage ratio requirement under the Master Loan Agreement, which election provides us with additional flexibility with respect to our ability to incur additional debt.
Certain of our lease agreements also require compliance with various financial covenants and incorporate by reference the financial covenants set forth in the Credit Agreement. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (b) eviction from the premises; and (c) the landlord having a claim for various damages.
Subordinated Note Repurchases
Our board of directors has authorized us, from time to time, to repurchase various of our senior subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase our senior subordinated notes is dependent upon prevailing market conditions, our liquidity position, applicable limitations in any agreements to which we are a party, and other factors. Currently, the credit agreement governing our senior secured credit facilities allows us to purchase at least $25.0 million of our debt securities per calendar year, subject to increase based on availability under senior secured credit facilities. We did not repurchase any of our senior subordinated notes in open market purchases or privately negotiated transactions in 2012.

Share Repurchases

During 2012, we repurchased 825,771 shares, respectively, for a total of $22.9 million. As of December 31, 2012, we had remaining authorization to repurchase $24.5 million in shares of our common stock.
During 2012, we also repurchased 90,679 shares of our common stock for $2.4 million from employees in connection with a net share settlement feature of employee equity-based awards.
In December 2012, our Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock in open market transactions, effective January 1, 2013.
 Contractual Obligations
As of December 31, 2012, we had the following contractual obligations (in millions):

	Payments due by period
	2013	2014	2015	2016	2017	Thereafter	Total
Floor plan notes payable (a)	$562.1	$—	$—	$—	$—	$—	$562.1
Operating leases	36.6	33.4	31.0	30.5	28.1	116.8	276.4
Long-term debt	4.6	4.7	20.7	3.7	147.1	285.2	466.0
Interest on long-term debt (b)	33.9	33.7	33.5	32.7	23.8	62.2	219.8
Deferred compensation obligations (c)	7.8	—	—	—	—	—	7.8
Employee compensation obligations	1.0	—	—	—	—	—	1.0
Total	$646.0	$71.8	$85.2	$66.9	$199.0	$464.2	$1,533.1

(a)	Includes $5.4 million classified as liabilities associated with assets held for sale.

(b)	Includes variable interest calculated using an estimated LIBOR rate of 0.21%, and assumes that borrowings will not be refinanced upon maturity.

(c)
In February 2012, our Board of Directors elected to terminate the Asbury Wealth Accumulation Plan (the "Deferred Compensation Plan" or the "Plan"). As a result of this decision, we reclassified $7.8 million of liabilities associated with the Deferred Compensation Plan from Other Long-Term Liabilities to Other Current Liabilities and Accounts Payable on our Consolidated Balance Sheet as of December 31, 2012. We expect to relieve our liabilities under the Deferred Compensation Plan through distributions to Plan participants in the first quarter of 2013, using primarily the associated assets of the Deferred Compensation Plan.

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

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Reconciliation of Cash (used in) provided by operating activities to Cash provided by operating activities, as adjusted
Cash (used in) provided by operating activities, as reported	$(20.7)	$(181.1)	$9.9
New vehicle floor plan borrowings - non-trade, net	135.4	291.4	7.3
Floor plan notes payable - trade divestitures	—	24.8	5.9
Cash provided by operating activities, as adjusted	$114.7	$135.1	$23.1
Operating Activities—
Net cash used in operating activities totaled $20.7 million and $181.1 million for the years ended December 31, 2012 and 2011, respectively. Net cash provided by operating activities totaled $9.9 million for the year ended December 31, 2010. Net cash provided by operating activities, as adjusted, totaled $114.7 million, $135.1 million and $23.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $20.4 million decrease in our net cash provided by operating activities, as adjusted, for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of the following:

•
$29.7 million related to an increase in inventory, net of floor plan notes payable, primarily as a result of (i) limited availability of new inventory in 2011 due to the natural disasters and related events in Japan and (ii) a $4.9 million decrease in the use of available cash to reduce our floor plan notes payable prior to the sale of the related vehicle through the use of floor plan offset accounts in 2012;

•
$28.9 million related to a net increase in other current assets, primarily related to an increase in our loaner vehicle inventory and the turnover of that inventory. The turnover of loaner vehicle inventory during 2011 was limited because of the inventory shortages created as a result of the natural disaster and other related events in Japan in 2011; and

•	$34.2 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2012 as compared to 2011.

The decrease in our cash provided by operating activities, as adjusted, was partially offset by:

•
$28.7 million related to the increase in accounts payable and accrued expenses as a result of (i) increased business activities during 2012 as compared to 2011 and (ii) our decision to terminate an interest rate swap in 2011; and

•	$44.7 million increase in net income adjusted for non-cash items.

Investing Activities—

Net cash used in investing activities totaled $113.5 million and $68.9 million for the years ended December 31, 2012 and 2010, respectively. Net cash provided by investing activities totaled $34.3 million for the year ended December 31, 2011. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate, lease buyouts and capitalized interest, were $56.4 million and $22.0 million and $22.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. Real estate related capital expenditures totaled $12.6 million, $18.0 million and $7.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, we purchased previously leased property for $17.5 million and $30.3 million during the years ended December 31, 2012 and 2011, respectively. Our capital investments currently consist primarily of real estate purchases, upgrades to our existing facilities and equipment purchases. We expect that capital expenditures during 2013 will total approximately $45.0 million, excluding the purchase of real estate. As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Proceeds from the sale of assets totaled $8.6 million, $104.4 million and $17.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in the proceeds from the sale of assets for the years ended December 31, 2012, 2011 and 2010, were $5.7 million, $39.6 million and $7.0 million associated with the sale of inventory in connection with the sale of two franchises (two dealership locations), twelve franchises (five dealership locations), one franchise (one dealership location), respectively. We continuously monitor the profitability and market value of our dealerships and may, under certain conditions, strategically divest certain dealerships.
Financing Activities—
Net cash provided by financing activities totaled $129.0 million and $136.9 million for the years ended December 31, 2012 and 2011, respectively. Net cash used in financing activities totaled $4.4 million for the year ended December 31, 2010. During 2012, non-trade floor plan borrowings, net of repayments totaled $135.4 million as a result of our entrance into the Credit Agreement in 2011, under which the majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the years ended December 31, 2012 and 2010, we had non-trade floor plan borrowings of $7.8 million and $13.9 million, respectively, related to dealership acquisitions.
During the years ended December 31, 2012 and 2011, we made non-trade floor plan repayments of $4.6 million and $14.8 million, respectively, related to dealership divestitures.
During the year ended December 31, 2012 we entered into eight fixed rate mortgage notes payable which were collateralized by the related real estate at eight of our owned dealership locations. The total initial principal amount of the mortgage notes payable was $66.2 million. We paid $0.7 million in total debt issuance costs associated with these mortgages.
Repayments of borrowings totaled $59.1 million, $96.7 million and $240.1 million for the years ended December 31, 2012 2011 and 2010, respectively. During the year ended December 31, 2012, we repaid $41.0 million of mortgage notes payable prior to their associated maturity and the remaining $15.1 million in aggregate principal amount of our 3% Convertible Notes, which matured in September 2012.
During year ended December 31, 2012, we repurchased a total of 825,771 shares of our common stock under our authorized repurchase program for $22.9 million. In 2012, we also repurchased 90,679 shares of our common stock for $2.4 million from employees in connection with a net share settlement feature of employee share-based awards.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $63.8 million under these agreements as of December 31, 2012, with an additional $10.0 million available to repurchase common stock only.
Pursuant to an authorization from our board of directors, we are currently authorized to purchase up to $50.0 million of our common stock.
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
F&I Chargeback Reserve—
We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a customer prepays or defaults on a retail sales contract or cancels an insurance or warranty contract. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally total between 9% and 14% of F&I revenues. Our F&I chargebacks from continuing operations for the years ended December 31, 2012, 2011, and 2010 were $21.3 million, $16.3 million, and $13.0 million, respectively. Our chargeback reserves were $19.2 million and $14.5 million as of December 31, 2012 and December 31, 2011, respectively. Total chargebacks as a percentage of F&I revenue for the years ended December 31, 2012 and 2011, were 11%. A 1% change in our estimate for all our products would have changed finance and insurance, net on our accompanying Consolidated Statement of Income for the year ended December 31, 2012 by approximately $1.9 million.
Used Vehicle Inventory Lower of Cost or Market Reserves—
Our used vehicle inventory is stated at the lower of cost or market. We use the specific identification method to value our used vehicle inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for used vehicles, we consider (i) the aging of our used vehicles, (ii) historical sales experience of used vehicles and (iii) current market conditions and trends for used vehicles. We also review and consider the following metrics related to used vehicle sales (both on a recent and longer-term historical basis): (a) days of supply in our used vehicle inventory, (b) used vehicle units sold at less than original cost as a percentage of total used vehicles sold and (c) average vehicle selling price of used vehicle units sold at less than original cost. We then determine the appropriate level of reserve required to reduce our used vehicle inventory to the lower of cost or market, and record the resulting adjustment in the period in which we determine a loss has occurred. The level of reserve determined to be appropriate for each reporting period is considered to be a permanent inventory write-down and therefore is only released upon the sale of the related inventory.
Our used vehicle sales histories have indicated that our losses range between 3% and 4% of our original used vehicle inventory cost.

Used vehicle losses (original inventory cost in excess of sales price)—	(In millions)
For the year ended December 31, 2012	$9.4
For the year ended December 31, 2011	$9.6
For the year ended December 31, 2010	$10.4

Used vehicle lower of cost or market reserve—	Reserve Amount (in millions)	Percentage of Used Vehicle Inventory
As of December 31, 2012	$3.6	3.7%
As of December 31, 2011	$3.1	3.7%
As of December 31, 2012, each 1% change in our estimate would change our used vehicle reserve by approximately $1.0 million.
Insurance Reserves—
We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers, such as account administrators and actuaries, to help us accumulate and assess this information. As of December 31, 2012 and December 31, 2011, we had $14.6 million and $14.8 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Expenses associated with employee medical, workers compensation, property and general liability claims from continuing operations, including premiums for insurance coverage, for the years ended December 31, 2012, 2011 and 2010, totaled $23.2 million, $20.9 million and $19.7 million, respectively.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $661.3 million of total variable interest rate debt (including floor plan notes payable) outstanding as of December 31, 2012, a 1% change in interest rates could result in a change of as much as $6.6 million to our annual other interest expense.
We received $23.9 million of floorplan assistance from certain automobile manufacturers during the year ended December 31, 2012. Floorplan assistance reduced cost of sales (including amounts classified as discontinued operations) for the year ended December 31, 2012 by $22.6 million and reduced new vehicle inventory by $5.4 million and $4.1 million as of December 31, 2012 and December 31, 2011, respectively. Although we can provide no assurance as to the amount of future floorplan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floorplan assistance from certain automobile manufacturers.
Hedging Risk
We are party to an interest rate swap agreement which had a notional principal amount of $19.7 million as of December 31, 2012. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap was reduced through July 2011, when the notional principal amount increased to $21.5 million, and then began to reduce over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
For additional information about the effect of our derivative instruments on the accompanying consolidated financial statements, see Note 14 “Financial Instruments and Fair Value” of the notes thereto.
In connection with the sale of our 3% Convertible Notes in March 2007, we entered into separate warrant transactions whereby we sold to Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”) warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of December 31, 2012, the strike price was $44.74 as a result of certain dividend payments. These warrants expire in a series of tranches through April 2013.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asbury Automotive Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asbury Automotive Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Atlanta, Georgia
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

We have audited Asbury Automotive Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Asbury Automotive Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of two franchises acquired during December 2012, which are included in the 2012 consolidated financial statements of Asbury Automotive Group, Inc. and constituted approximately $26.4 million of consolidated assets as of December 31, 2012 and approximately $4.9 million revenues for the year then ended. Our audit of internal control over financial reporting of Asbury Automotive Group, Inc. also did not include an evaluation of the internal control over financial reporting of the two franchises.

In our opinion, Asbury Automotive Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Asbury Automotive Group, Inc., and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Atlanta, Georgia
February 21, 2013

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6.2	$11.4
Contracts-in-transit	129.4	106.9
Accounts receivable (net of allowance of $1.0 and $1.3, respectively)	94.3	79.0
Inventories	648.5	519.5
Deferred income taxes	10.9	9.6
Assets held for sale	27.6	2.8
Other current assets	69.5	63.3
Total current assets	986.4	792.5
PROPERTY AND EQUIPMENT, net	565.8	510.8
GOODWILL	28.4	18.7
DEFERRED INCOME TAXES, net of current portion	27.5	41.4
OTHER LONG-TERM ASSETS	53.3	56.0
Total assets	$1,661.4	$1,419.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$55.1	$65.5
Floor plan notes payable—non-trade	501.6	368.5
Current maturities of long-term debt	4.6	19.5
Accounts payable and accrued liabilities	209.1	182.8
Liabilities associated with assets held for sale	9.4	—
Total current liabilities	779.8	636.3
LONG-TERM DEBT	461.4	439.1
OTHER LONG-TERM LIABILITIES	17.4	17.4
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 39,824,708 and 38,911,704 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	499.0	482.6
Retained earnings (accumulated deficit)	54.4	(27.8)
Treasury stock, at cost; 8,507,948 and 7,591,498 shares, respectively	(149.4)	(124.1)
Accumulated other comprehensive loss	(1.6)	(4.5)
Total shareholders’ equity	402.8	326.6
Total liabilities and shareholders’ equity	$1,661.4	$1,419.4

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2012	2011	2010
REVENUES:
New vehicle	$2,607.4	$2,239.4	$2,077.8
Used vehicle	1,301.0	1,208.1	1,041.2
Parts and service	565.3	555.6	531.2
Finance and insurance, net	166.6	137.0	111.2
Total revenues	4,640.3	4,140.1	3,761.4
COST OF SALES:
New vehicle	2,441.8	2,088.3	1,940.4
Used vehicle	1,197.4	1,108.1	952.1
Parts and service	237.5	244.7	241.9
Total cost of sales	3,876.7	3,441.1	3,134.4
GROSS PROFIT	763.6	699.0	627.0
OPERATING EXPENSES:
Selling, general and administrative	556.1	531.6	484.1
Depreciation and amortization	22.6	22.5	20.5
Other operating (income) expense, net	(1.0)	13.7	(0.1)
Income from operations	185.9	131.2	122.5
OTHER EXPENSES:
Floor plan interest expense	(11.6)	(9.3)	(9.0)
Other interest expense, net	(35.6)	(39.6)	(35.4)
Swap interest expense	(5.0)	(5.5)	(6.6)
Convertible debt discount amortization	(0.4)	(0.8)	(1.4)
Loss on extinguishment of long-term debt	—	(0.8)	(12.6)
Total other expenses, net	(52.6)	(56.0)	(65.0)
Income before income taxes	133.3	75.2	57.5
INCOME TAX EXPENSE	50.0	28.7	22.1
INCOME FROM CONTINUING OPERATIONS	83.3	46.5	35.4
DISCONTINUED OPERATIONS, net of tax	(1.1)	21.4	2.7
NET INCOME	$82.2	$67.9	$38.1
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$2.68	$1.46	$1.10
Discontinued operations	(0.04)	0.68	0.08
Net income	$2.64	$2.14	$1.18
Diluted—
Continuing operations	$2.64	$1.43	$1.06
Discontinued operations	(0.03)	0.65	0.08
Net income	$2.61	$2.08	$1.14
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	31.1	31.8	32.2
Stock options	0.2	0.6	0.5
Restricted stock	0.1	0.1	0.3
Performance share units	0.1	0.1	0.2
Diluted	31.5	32.6	33.2

 See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2012	2011	2010

Net income	$82.2	$67.9	$38.1
Other comprehensive income (loss) - net of tax:
Change in fair value of cash flow swaps	—	2.2	(1.0)
Amortization of terminated cash flow swaps	4.7	0.3	0.5
Income tax (expense) benefit associated with cash flow swaps	(1.8)	(1.0)	0.2
Comprehensive income	$85.1	$69.4	$37.8

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2009	37,200,557	$0.4	$457.3	$(133.8)	4,770,224	$(74.6)	$(5.7)	$243.6
Comprehensive Income (Loss):
Net Income	—	—	—	38.1	—	—	—	38.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.4 tax expense	—	—	—	—	—	—	(0.6)	(0.6)
Amortization of terminated cash flow swaps, net of $(0.2) tax expense (benefit)	—	—	—	—	—	—	0.3	0.3
Comprehensive income (loss)	—	—	—	38.1	—	—	(0.3)	37.8
Share-based compensation	—	—	5.1	—	—	—	—	5.1
Issuance of common stock in connection with share-based payment arrangements, including $(0.4) tax deficit	396,924	—	1.0	—	—	—	—	1.0
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	20,264	(0.3)	—	(0.3)
Purchase of treasury shares	—	—	—	—	8,700	(0.1)	—	(0.1)
Balances, December 31, 2010	37,597,481	$0.4	$463.4	$(95.7)	4,799,188	$(75.0)	$(6.0)	$287.1
Comprehensive Income:
Net income	—	—	—	67.9	—	—	—	67.9
Change in fair value of cash flow swaps, net of reclassification adjustment and $(0.9) tax expense (benefit)	—	—	—	—	—	—	1.3	1.3
Amortization of terminated cash flow swaps, net of $(0.1) tax expense (benefit)	—	—	—	—	—	—	0.2	0.2
Comprehensive income	—	—	—	67.9	—	—	1.5	69.4
Share-based compensation	—	—	8.8	—	—	—	—	8.8
Issuance of common stock in connection with share-based payment arrangements, including $3.8 excess tax benefit	1,314,223	—	10.4	—	—	—	—	10.4
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	226,214	(4.3)	—	(4.3)
Purchase of treasury shares	—	—	—	—	2,566,096	(44.8)	—	(44.8)
Balances, December 31, 2011	38,911,704	$0.4	$482.6	$(27.8)	7,591,498	$(124.1)	$(4.5)	$326.6
Comprehensive Income:
Net income	—	—	—	82.2	—	—	—	82.2
Amortization of terminated cash flow swaps, net of $(1.8) tax expense (benefit)	—	—	—	—	—	—	2.9	2.9
Comprehensive income	—	—	—	82.2	—	—	2.9	85.1
Share-based compensation	—	—	7.1	—	—	—	—	7.1
Issuance of common stock in connection with share-based payment arrangements, including $5.5 excess tax benefit	913,004	—	9.3	—	—	—	—	9.3
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	90,679	(2.4)	—	(2.4)
Purchase of treasury shares	—	—	—	—	825,771	(22.9)	—	(22.9)
Balances, December 31, 2012	39,824,708	$0.4	$499.0	$54.4	8,507,948	$(149.4)	$(1.6)	$402.8

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2012	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$82.2	$67.9	$38.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities—
Depreciation and amortization	22.6	22.5	20.5
Stock-based compensation	7.1	8.8	5.1
Deferred income taxes	12.6	17.2	24.5
Loss on extinguishment of debt	—	0.8	12.6
Loaner vehicle amortization	9.3	8.2	8.1
Excess tax benefit on share-based arrangements	(5.4)	(3.8)	(0.4)
Impairment expenses	2.3	1.1	5.1
Gain on sale of assets, net	(2.1)	(35.0)	(0.3)
Other adjustments, net	8.7	4.9	4.7
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(22.5)	(26.3)	(18.8)
Accounts receivable	(33.3)	1.0	(46.3)
Proceeds from the sale of accounts receivable	18.3	22.0	22.8
Inventories	(76.4)	56.3	(24.7)
Other current assets	(65.5)	(36.6)	(50.1)
Floor plan notes payable—trade	(10.4)	(269.4)	(4.2)
Floor plan notes payable—trade divestitures	—	(24.8)	(5.9)
Accounts payable and accrued liabilities	29.5	7.9	16.8
Swap termination settlement	—	(7.1)	—
Deferred compensation plan excess funding refund	3.2	—	—
Other long-term assets and liabilities, net	(0.9)	3.3	2.3
Net cash (used in) provided by operating activities	(20.7)	(181.1)	9.9
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(56.4)	(22.0)	(22.2)
Capital expenditures—capitalized interest	(0.9)	(0.4)	(0.5)
Purchases of real estate	(12.6)	(18.0)	(7.4)
Purchases of previously leased real estate	(17.5)	(30.3)	—
Acquisitions	(34.7)	—	(60.5)
Proceeds from the sale of assets	8.6	104.4	17.7
Other investing activities	—	0.6	4.0
Net cash (used in) provided by investing activities	(113.5)	34.3	(68.9)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,980.6	1,208.7	410.7
Floor plan borrowings—acquisitions	7.8	—	13.9
Floor plan repayments—non-trade	(2,845.2)	(917.3)	(404.4)
Floor plan repayments—non-trade divestitures	(4.6)	(14.8)	—
Proceeds from borrowings	66.2	—	222.5
Repayments of borrowings	(59.1)	(96.7)	(240.1)
Payment of debt issuance costs	(0.7)	(4.3)	(7.6)
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(25.3)	(49.1)	(0.4)
Excess tax benefit on share-based arrangements	5.4	3.8	0.4
Proceeds from the exercise of stock options	3.9	6.6	0.6
Net cash provided by (used in) financing activities	129.0	136.9	(4.4)
Net decrease in cash and cash equivalents	(5.2)	(9.9)	(63.4)
CASH AND CASH EQUIVALENTS, beginning of period	11.4	21.3	84.7
CASH AND CASH EQUIVALENTS, end of period	$6.2	$11.4	$21.3
See Note 18 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2012, 2011 and 2010)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 98 franchises (77 dealership locations) in 18 metropolitan markets within 10 states as of December 31, 2012. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of December 31, 2012, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 86% towards luxury and mid-line import brands, with the remaining 14% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to conform to current presentation.
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

Inventories
Inventories are stated at the lower of cost or market. We use the specific identification method to value vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific used vehicles where cost basis exceeds market value. Our new vehicle sales histories have indicated that the vast majority of the new vehicles we sell are sold for, or in excess of, our cost to purchase those vehicles. Therefore, we generally do not maintain a reserve for specific new vehicle inventory. In assessing lower of cost or market for used vehicles, we consider (i) the aging of our used vehicles, (ii) historical sales experience of used vehicles and (iii) current market conditions and trends for used vehicles. We also review and consider the following metrics related to used vehicle sales (both on a recent and longer-term historical basis): (a) days of supply in our used vehicle inventory, (b) used vehicle units sold at less than original cost as a percentage of total used vehicles sold and (c) average vehicle selling price of used vehicle units sold at less than original cost. We then determine the appropriate level of reserve required to reduce our used vehicle inventory to the lower of cost or market, and record the resulting adjustment in the period in which we determine a loss has occurred. The level of reserve determined to be appropriate for each reporting period is considered to be a permanent inventory write-down and therefore is only released upon the sale of the related inventory.

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

Buildings and improvements	10 - 40
Machinery and equipment	5-10
Furniture and fixtures	3-10
Company vehicles	3-5
Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of such assets, are expensed as incurred.
We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected to result from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate an impairment equal to the excess of the carrying amount over the fair market value, and the impairment loss would be charged to operations in the period identified. As a result of impairment tests conducted in 2012, 2011 and 2010, we recorded only immaterial impairments of certain of our property and equipment in those periods.
We capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and is depreciated over the estimated useful lives of the assets.
Acquisitions
Acquisitions are accounted for under the purchase method of accounting and the assets acquired and liabilities assumed are recorded at their fair value as of the acquisition dates. The operations of acquired dealerships are included in the accompanying Consolidated Statements of Income commencing on the date of acquisition.

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
Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The fair market value of our manufacturer franchise rights, which are included in Other Long Term Assets on the accompanying Consolidated Balance Sheets, is determined at the acquisition date through discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing our manufacturer franchise rights would expire, we expect that we would be able to renew those agreements in the ordinary course of business.
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

We completed our annual intangible impairment tests as of October 1, 2012, and no impairment of goodwill or other intangible assets was recognized as a result of such tests.

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
Derivative Instruments and Hedging Activities
From time to time, we utilize derivative financial instruments to manage our capital structure and interest rate risk. The types of risks hedged are those relating to the variability of cash flows and changes in the fair value of our financial instruments caused by movements in interest rates. We document our risk management strategy and assess hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets.
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
Insurance
We are self insured for employee medical claims and maintain stop loss insurance for large-dollar individual claims. We have large deductible insurance programs for workers compensation, property and general liability claims. We maintain and review our claim and loss history to assist in assessing our expected future liability for these claims. We also use professional service providers, such as account administrators and actuaries, to help us accumulate and assess this information.

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
Internal Profit
Revenues and expenses associated with the internal work performed by our parts and service departments on new and used vehicle inventory are eliminated in consolidation. The gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales on the accompanying Consolidated Statements of Income. The costs incurred by our new and used vehicle departments for work performed by our parts and service departments is included in either New Vehicle Cost of Sales or Used Vehicle Cost of Sales on the accompanying Consolidated Statements of Income, depending on the classification of the vehicle serviced. We maintain a reserve to eliminate the internal profit on vehicles that have not been sold.

Share-Based Compensation
We record share-based compensation expense under the fair value method on a straight-line basis over the vesting period, unless the awards are subject to performance conditions, in which case we recognize the expense over the requisite service period of each separate vesting tranche.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share. As of December 31, 2012, we had outstanding warrants that, upon exercise, may result in the issuance of between 2.4 million and 4.9 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares of common stock, the premium received for selling the warrants was recorded as an increase to additional paid-in capital, together with any cash that would be received upon exercise. The shares issuable upon exercise of these warrants could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share in any period presented because their inclusion would have been anti-dilutive.
Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts. Advertising expense from continuing operations totaled $27.8 million, $25.3 million and $24.3 million for the years ended December 31, 2012, 2011 and 2010, net of earned advertising credits and volume discounts of $11.8 million, $9.5 million and $10.2 million, respectively, and is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income.
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
Amounts in the accompanying Consolidated Statements of Income for the years ended December 31, 2011 and December 31, 2010 have been reclassified to reflect the results of franchises sold or closed during 2012 as if we had classified those franchises as discontinued operations for all years presented.
Statements of Cash Flows
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade"), and all floor plan notes payable relating to pre-owned vehicles (together referred to as "Floor Plan Notes Payable-Non-Trade"), are classified as financing activities on the accompanying Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable - Trade”) is classified as an operating activity on the accompanying Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. Repayments of Floor Plan Notes Payable - Trade associated with divestitures are classified as an operating activity. Repayments of Floor Plan Notes Payable - Non-Trade associated with divestitures are classified as a financing activity.
Loaner vehicles account for a significant portion of Other Current Assets. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. Loaner vehicles are initially used by our service department for only a short period of time (typically six to twelve months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventories in the accompanying Consolidated Statements of Cash Flows.
Business and Credit Concentration Risk
Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash deposits. We maintain cash balances at financial institutions with strong credit ratings. Generally, amounts invested with financial institutions are in excess of FDIC insurance limits.
We have substantial debt service obligations. As of December 31, 2012, we had total debt of $466.0 million, excluding floor plan notes payable on our accompanying Consolidated Balance Sheet. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures or for other purposes, which borrowings are subject to the restrictions contained in the credit agreement governing our senior secured credit facilities and the indentures governing our 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes") and our 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes"). We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
We are subject to operating and financial restrictions and covenants in certain of our leases and in our debt instruments, including the credit agreement governing our senior secured credit facilities, the indentures under our 8.375% Notes and our 7.625% Notes, and the mortgage agreement and related mortgage guarantees held with Wells Fargo Bank, National Association ("Wells Fargo"), successor by merger to Wachovia Bank, National Association and Wachovia Financial Services, Inc. and certain of our other mortgage obligations. These agreements contain restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments). These agreements may also require us to maintain compliance with certain financial and other ratios. Our failure to comply with any of these covenants in the future would constitute a default under the relevant agreement, which would, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to apply our available cash to repay these borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; and/or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition or results of operations. In many cases, a default under one of our debt or mortgage, agreements could trigger cross default provisions in one or more of our other debt or mortgages.
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
A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2012, brands representing 5% or more of our revenues from new vehicle sales were as follows:

Brand	% of Total New Vehicle Revenues
Honda	21%
Nissan	13%
Toyota	11%
BMW	9%
Ford	8%
Mercedes-Benz	7%
Lexus	7%
Acura	5%
Infiniti	5%
No other brand accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2012.

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
Recent Accounting Pronouncements
During the first quarter of 2012, we adopted an accounting standard update regarding the presentation of comprehensive income. This update was issued to increase the prominence of items reported in other comprehensive income. The update requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In connection with the adoption of this standard, our consolidated financial statements include separate Consolidated Statements of Comprehensive Income. The adoption of this standard update did not have a significant impact on our consolidated financial statements.
During the first quarter of 2012, we also adopted an accounting standard update regarding fair value measurement. This update was issued to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This standard update also changed certain fair value measurement principles and enhanced certain disclosure requirements, particularly for Level 3 fair value measurements. The adoption of this standard update did not have a significant impact on our consolidated financial statements.

3. ACQUISITIONS
Results of acquired dealerships are included in our accompanying Consolidated Statements of Income commencing on the date of acquisition.

In the fourth quarter of 2012, we acquired two franchises (two dealership locations) for an aggregate purchase price of $34.7 million. We financed the acquisitions with $26.9 million of cash and $7.8 million of floor plan borrowings for the purchase of the related new vehicle inventory. During the twelve months ended December 31, 2011, we did not acquire any dealerships.
Below is the allocation of purchase price for acquisitions completed during 2012. The $11.6 million of goodwill and manufacturer franchise rights will be deductible for federal and state income taxes ratably over a 15 year period.

	For the Years Ended December 31,
	2012	2011
	(In millions)
Inventory	$9.8	$—
Loaner vehicles	0.4	—
Property and equipment	12.9	—
Goodwill	10.0	—
Manufacturer franchise rights	1.6	—
Total purchase price	$34.7	$—

During the year ended December 31, 2012, we were awarded one Jaguar franchise, which was added to our Plaza dealership locations in St. Louis, Missouri. We did not pay any amounts in connection with being awarded this franchise.
During the year ended December 31, 2011, we were awarded one Fisker franchise, which was added to our Plaza dealership locations in St. Louis, Missouri. We did not pay any amounts in connection with being awarded this franchise. During the year ended December 31, 2012, we reached an agreement with Fisker to cease operating the franchise.

4. ACCOUNTS RECEIVABLE
We have agreements to sell certain of our trade receivables, without recourse as to credit risk, in an amount not to exceed $25.0 million annually. The receivables are sold at a discount, which is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income. The discounts totaled $0.4 million for the year ended December 31, 2012, and $0.6 million for the years ended December 31, 2011 and December 31, 2010, respectively. During the years ended December 31, 2012, 2011 and 2010, $18.7 million, $22.6 million and $23.4 million of receivables, respectively, were sold under these agreements and were reflected as reductions of trade accounts receivable.

5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2012	2011
	(In millions)
New vehicles	$517.4	$400.0
Used vehicles	94.6	82.0
Parts and accessories	36.5	37.5
Total inventories	$648.5	$519.5
The lower of cost or market reserves reduced total inventory cost by $4.7 million and $5.2 million as of December 31, 2012 and December 31, 2011, respectively. In addition to the inventories shown above, we had $6.6 million of inventory as of December 31, 2012, classified as Assets Held for Sale on the accompanying Consolidated Balance Sheet as they are associated with a franchise held for sale. As of December 31, 2012 and December 31, 2011, certain automobile manufacturer incentives reduced new vehicle inventory cost by $6.3 million and $4.9 million, respectively, and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2012, 2011 and 2010 by $23.9 million, $19.9 million and $18.4 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
During the year ended December 31, 2012, we sold two franchises (two dealership locations). As of December 31, 2012, there was one franchise (one dealership location) pending disposition. Assets and liabilities associated with pending dispositions totaled $18.4 million and $9.4 million, respectively, as of December 31, 2012. There were no assets or liabilities associated with pending dispositions as of December 31, 2011.
Real estate not currently used in our operations that we are actively marketing to sell totaled $9.2 million and $2.8 million as of December 31, 2012 and December 31, 2011, respectively. There were no liabilities associated with our real estate assets held for sale as of December 31, 2012 or December 31, 2011.
Due to information obtained during then-current marketing efforts, we performed certain interim period impairment tests during the third quarter of 2012. We compared the carrying value of certain of our assets held for sale to estimates of fair value determined with the assistance of third-party broker opinions of value. Accordingly, in the third quarter of 2012, we recorded a $2.3 million non-cash impairment charge based on a market approach using Level 2 fair value inputs. Approximately $2.0 million of the total impairment charge related to certain property not currently used in our operations and was recognized in Discontinued Operations, net, while the remaining $0.3 million impairment related to property we will retain for use in our operations and was recognized in Other Operating (Income) Expense, net.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of December 31,
	2012	2011
	(In millions)
Assets:
Inventories	$6.6	$—
Property and equipment, net	20.7	2.8
Goodwill	0.3	—
Total assets	27.6	2.8
Liabilities:
Floor plan notes payable—non-trade	5.4	—
Accrued liabilities	4.0	—
Total liabilities	9.4	—
Net assets held for sale	$18.2	$2.8

7. OTHER CURRENT ASSETS
Other current assets consist of the following:

	As of December 31,
	2012	2011
	(In millions)
Service loaner vehicles	$51.0	$43.6
Cash surrender value of corporate-owned life insurance policies	7.7	10.7
Prepaid taxes	3.0	3.4
Prepaid rent	0.5	0.5
Other	7.3	5.1
Other current assets	$69.5	$63.3

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	As of December 31,
	2012	2011
	(In millions)
Land	$227.7	$208.0
Buildings and leasehold improvements	386.6	343.4
Machinery and equipment	71.6	65.8
Furniture and fixtures	35.3	29.1
Company vehicles	8.6	7.8
Total	729.8	654.1
Less—Accumulated depreciation	(164.0)	(143.3)
Property and equipment, net	$565.8	$510.8
During the years ended December 31, 2012, 2011 and 2010, we capitalized $0.9 million, $0.4 million and $0.5 million, respectively, of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation and capital lease amortization expense from continuing operations was $22.6 million, $22.5 million and $20.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
We have multiple mortgage agreements with various lenders. For a detailed description of our mortgage agreements, refer to our “Long-Term Debt” footnote below. As of December 31, 2012 and 2011, we had total mortgage notes payable outstanding of $118.9 million and $96.8 million, respectively. These obligations were collateralized by the related real estate with a carrying value of $152.4 million and $150.9 million as of December 31, 2012 and 2011, respectively.
Due to information obtained during then-current marketing efforts, we performed certain interim period impairment tests during 2012, 2011 and 2010. We compared the carrying value of our assets held for sale to estimates of fair value determined with the assistance of third-party broker opinions of value and third-party desktop appraisals. The impairment tests indicated an impairment of certain of our property and equipment. Accordingly, we recognized impairment expenses of $2.3 million, $1.1 million and $5.1 million during 2012, 2011 and 2010, respectively, based on market approaches using Level 2 fair value inputs. Impairment expenses for 2012 and 2010 included $2.0 million and $2.1 million, respectively, included in Discontinued Operations, net in our Consolidated Statements of Income.

9. GOODWILL
Our acquisitions have resulted in the recording of goodwill, which is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	Gross Carrying Amount	Less: Accumulated Impairment	Net
	(In millions)
Balance as of December 31, 2010	$556.6	$(537.7)	$18.9
Divestitures	(0.2)	—	(0.2)
Balance as of December 31, 2011	556.4	(537.7)	18.7
Acquisitions	10.0	—	10.0
Divestitures	(0.3)	—	(0.3)
Balance as of December 31, 2012	$566.1	$(537.7)	$28.4

10. OTHER LONG-TERM ASSETS

Other Long-Term Assets consist of the following:

	As of December 31,
	2012	2011
	(In millions)
Manufacturer franchise rights	$35.0	$33.4
Deferred financing costs	10.9	15.1
Cash surrender value of corporate-owned life insurance policies	2.4	2.3
Construction period rent	2.2	2.8
Other	2.8	2.4
Total other long-term assets	$53.3	$56.0

11. FLOOR PLAN NOTES PAYABLE
We and certain of our subsidiaries are party to a credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for our senior secured credit facilities, consisting of (i) a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit (discussed further below under our "Long Term Debt" footnote), (ii) a $625.0 million new vehicle floor plan facility, and (iii) a $100.0 million used vehicle revolving floor plan facility, in each case subject to limitations on borrowing availability as set out in the Credit Agreement. Subject to the compliance with certain conditions, the Credit Agreement provides that we and our dealership subsidiaries that are borrowers under the senior secured credit facilities (collectively, the “Borrowers”) have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the new vehicle floor plan facility or the used vehicle floor plan facility by up to $225.0 million in the aggregate without lender consent and also subject to the compliance with certain conditions. The senior secured credit facilities mature, and all amounts outstanding thereunder will be due and payable, on October 14, 2016.
Borrowings under our new vehicle floor plan facility bear interest, at our option, based on LIBOR plus 1.5% or the Base Rate plus 0.50%. Borrowings under the used vehicle revolving floor plan facility bear interest, at our option, based on LIBOR plus 1.75% or the Base Rate plus 0.75%.
In addition to the payment of interest on borrowings outstanding under the senior secured credit facilities, the Borrowers are required to pay a commitment fee on the total commitments under the senior secured credit facilities. The fees for commitments under the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility are 0.20% per annum and 0.25% per annum, respectively, and are payable on a quarterly basis.
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory “Floor plan notes payable—trade” and all other floor plan notes payable “Floor plan notes payable—non-trade.” Upon our entrance into the Credit Agreement, the majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles, and certain loaner vehicles. As of December 31, 2012, we had $55.1 million of floor plan notes payable—trade and $507.0 million of floor plan notes payable—non-trade outstanding, including amounts classified as Liabilities Associated with Assets Held for Sale.

As of December 31, 2012 and 2011, we had a total of $562.1 million and $434.0 million of floor plan notes payable outstanding, respectively, including $5.4 million classified as Liabilities Associated with Assets Held for Sale as of December 31, 2012.

In connection with our new vehicle floor plan facility described above, we have established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset account into our operating cash accounts within one to two days. As of December 31, 2012, we had $12.6 million in this floor plan offset account.
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

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2012	2011
	(In millions)
Accounts payable	$64.8	$45.6
Loaner vehicle notes payable	46.7	39.6
Accrued compensation	20.2	18.5
Taxes payable (non-income tax)	15.9	15.8
Accrued insurance	14.6	14.8
Accrued finance and insurance chargebacks	11.0	8.7
Deferred compensation liability	7.8	7.7
Accrued interest	7.0	6.9
Other	21.1	25.2
Accounts payable and accrued liabilities	$209.1	$182.8

13. LONG-TERM DEBT
Long-term debt consists of the following:

	As of December 31,
	2012	2011
	(In millions)
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($0.0 million and $15.1 million face value, respectively, net of discounts of $0.0 million and $0.4 million, respectively)	—	14.7
Mortgage notes payable bearing interest at fixed and variable rates (the weighted average interest rates were 5.2% and 4.6% for the years ended December 31, 2012 and 2011, respectively)	118.9	96.8
Capital lease obligations	3.9	3.9
	466.0	458.6
Less: current portion	(4.6)	(19.5)
Long-term debt	$461.4	$439.1

The aggregate maturities of long-term debt as of December 31, 2012, are as follows (in millions):

2013	$4.6
2014	4.7
2015	20.7
2016	3.7
2017	147.1
Thereafter	285.2
$466.0
Revolving Credit Facility
As discussed above under our "Floor Plan Notes Payable" footnote, the Credit Agreement includes a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit. Under the revolving credit facility, subject to a borrowing base, we may (i) borrow up to $175.0 million, which amount may be expanded to up to $225.0 million in total credit availability upon satisfaction of certain conditions and (ii) request Bank of America to issue letters of credit on our behalf up to $50.0 million. Availability under the revolving credit facility is, in part, a function of our borrowing base. Availability is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. Based on the borrowing base calculation and the $14.6 million of outstanding letters of credit as of December 31, 2012, our available borrowings were limited to $160.4 million as of December 31, 2012. As of December 31, 2012, we did not have any borrowings outstanding under the revolving credit facility. Proceeds from borrowings from time to time under the revolving credit facility may be used for, among other things, acquisitions, working capital and capital expenditures.
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
8.375% Senior Subordinated Notes due 2020
We had $200.0 million in aggregate principal amount of our 8.375% Notes outstanding as of December 31, 2012. Our 8.375% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. The terms of our 8.375% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.
7.625% Senior Subordinated Notes due 2017
We had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding as of December 31, 2012. Our 7.625% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. The terms of our 7.625% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock and merge or sell all or substantially all our assets.
3% Senior Subordinated Convertible Notes due 2012
In September 2012, the remaining $15.1 million in aggregate principal amount of our 3% Senior Subordinated Convertible Notes due 2012 matured, and we satisfied our related debt repayment obligation with our available liquidity.

In connection with the sale of our 3% Convertible Notes, we entered into separate warrant transactions whereby we sold to Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”) warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of December 31, 2012, the strike price was $44.74 as a result of certain dividend payments. These warrants expire in a series of tranches through April 2013.
Mortgage Notes Payable
During the year ended December 31, 2012, we entered into eight fixed rate mortgage notes payable which were collateralized by the related real estate at eight of our owned dealership locations. The total initial principal amount of the mortgage notes payable was $66.2 million. In connection with our entrance into these mortgage notes payable, we paid a total of approximately $0.7 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage notes payable. Six of the eight mortgages were financed by the captive finance companies affiliated with two of our manufacturing partners, and are classified as "Captive Mortgages" in the table below.
We have a master loan agreement with Wells Fargo, successor by merger to Wachovia Bank, National Association, a national banking association, and Wachovia Financial Services, Inc., a North Carolina corporation (together referred to as “Wachovia”, and the master loan agreement being referred to as the “Master Loan Agreement”). Pursuant to the terms of the Master Loan Agreement, Wachovia had previously extended credit to certain of our subsidiaries guaranteed by us through a series of related but separate loans (collectively, the “Wachovia Mortgages”) for certain properties located in Florida, North Carolina, Virginia, Georgia, Arkansas and Texas. Each of the Wachovia Mortgages was secured by the related underlying property and bore interest at 1-month LIBOR plus 2.95%. We were previously required to make monthly principal payments based on a straight-line twenty year amortization schedule, with balloon repayment of all outstanding principal amounts due in June 2013. During the year ended December 31, 2012, we repaid all remaining amounts outstanding under the Wachovia Mortgages prior to their associated maturity, consisting of approximately $41.0 million. As of December 31, 2012, our obligation under the Master Loan Agreement consists of a single mortgage with Wells Fargo for certain of our properties in St. Louis, Missouri.
The Master Loan Agreement also contains customary representations and warranties and the guarantees under such agreements contain negative covenants, including, among other things, covenants not to, with permitted exceptions, (i) incur any additional debt; (ii) create any additional liens on the Property (as defined in the Master Loan Agreement); and (iii) enter into any sale-leaseback transactions in connection with the underlying properties.
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and years of maturity as of December 31, 2012 and 2011:

	As of December 31, 2012			As of December 31, 2011
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Wachovia Mortgages	$—	$—	2013	$41.8	$75.3	2013
Wells Fargo Mortgage	19.7	35.5	2015	21.0	32.7	2015
Captive Mortgages	73.2	81.4	2018-2023	15.9	21.5	2018-2019
Other mortgage debt	26.0	35.5	2018-2022	18.1	21.4	2018-2020
Total	$118.9	$152.4		$96.8	$150.9
Subordinated Note Repurchases
As of December 31, 2012, we had $343.2 million in aggregate principal amount of various series of our subordinated notes outstanding, including $200.0 million of 8.375% Notes and $143.2 million of 7.625% Notes.
Our board of directors has authorized us, from time to time, to repurchase various of our senior subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase our senior subordinated notes is dependent upon prevailing market conditions, our liquidity position, applicable limitations in any agreements to which we are a party, and other factors. Currently, the Credit Agreement allows us to purchase at least $25.0 million of our debt securities per calendar year, subject to increase based on availability under senior secured credit facilities. During 2012, we did not repurchase any of our senior subordinated notes.

Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $63.8 million under these agreements as of December 31, 2012, with an additional $10.0 million available to repurchase common stock only.
Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2012. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
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
Our guarantees under the Master Loan Agreement also require compliance with certain financial covenants, including a consolidated current ratio, consolidated fixed charge coverage ratio and an adjusted net worth calculation. Effective June 30, 2012, we elected to have reinstated the total leverage ratio requirement under the Master Loan Agreement, which election provides us with additional flexibility with respect to our ability to incur additional debt.

Certain of our lease agreements also require compliance with various financial covenants and incorporate by reference the financial covenants set forth in the Credit Agreement. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (b) eviction from the premises; and (c) the landlord having a claim for various damages.

14. FINANCIAL INSTRUMENTS AND FAIR VALUE
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

	As of December 31,
	2012	2011
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
3% Senior Subordinated Convertible Notes due 2012 ($0.0 million and $15.1 million face value, net of discounts of $0.0 million and $0.4 million, respectively)	—	14.7
Total carrying value	$343.2	$357.9

Fair Value:
8.375% Senior Subordinated Notes due 2020	$221.5	$205.0
7.625% Senior Subordinated Notes due 2017	147.5	141.8
3% Senior Subordinated Convertible Notes due 2012	—	14.6
Total fair value	$369.0	$361.4
We have an interest rate swap agreement which had a notional principal amount of $19.7 million as of December 31, 2012. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap was reduced through July 2011, when the notional principal amount increased to $21.5 million, and then began reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.

Information about the effect of derivative instruments on the accompanying Consolidated Statements of Income, including the impact on Accumulated Other Comprehensive Income ("AOCI") (in millions):

For the Year Ended December 31,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified out of AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2012	Interest rate swaps	$(0.3)	Swap interest expense	$(0.2)	$(4.8)	$—	N/A
2011	Interest rate swaps	$(3.1)	Swap interest expense	$(4.1)	$(0.3)	$—	N/A
2010	Interest rate swaps	$(5.9)	Swap interest expense	$(5.3)	$(0.3)	$—	N/A

 On the basis of yield curve conditions as of December 31, 2012, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $2.1 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swap. Other than that assumption, all other inputs reflect Level 2 inputs.
Market Risk Disclosures as of December 31, 2012:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$19.7	1 month LIBOR	October 2015	$(0.6)
____________________________
* The total fair value of our swap is a $0.6 million net liability, of which $0.3 million is included in Accounts Payable and Accrued Liabilities and $0.3 million is included in Other Long-Term Liabilities, respectively, on the accompanying Consolidated Balance Sheet.
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

Valuation Techniques
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $0.6 million and $0.5 million as of December 31, 2012 and 2011, respectively. The carrying value of these swaps is included in Other Long-Term Liabilities and Other Current Liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2012.
The fair value of assets held for sale used to determine the impairment expenses we incurred in 2012, 2011and 2010 were determined with the assistance of third-party broker opinions of value and third-party desktop appraisals and are designated to be Level 3 fair values.
Other Financial Instruments
In connection with the sale of our 3% Convertible Notes in March 2007, we entered into separate warrant transactions whereby we sold to Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”) warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of December 31, 2012, the strike price was $44.74 as a result of certain dividend payments. These warrants expire in a series of tranches through April 2013.
The warrant transactions represent net call options. On exercise of the warrants, we are obligated to deliver a number of shares of our common stock in an amount based on the excess of the market value per share of our common stock over the strike price of the warrants. At issuance, there were 3.4 million shares of our common stock underlying the warrant transactions, with 6.8 million shares representing the maximum number of shares of our common stock required to be issued. As of December 31, 2012, there were 4.9 million shares representing the maximum number of shares that we could receive under the warrant transactions.

15. INCOME TAXES
The components of income tax expense from continuing operations are as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Current:
Federal	$33.0	$15.5	$5.7
State	1.9	(0.1)	1.8
Subtotal	34.9	15.4	7.5
Deferred:
Federal	11.2	9.6	13.5
State	3.9	3.7	1.1
Subtotal	15.1	13.3	14.6
Total	$50.0	$28.7	$22.1

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Provision at the statutory rate	$46.7	$26.3	$20.1
Increase (decrease) resulting from:
State income tax expense, net	3.5	2.4	1.9
(Gain) loss on corporate owned life insurance policies	(0.5)	0.1	(0.2)
Tax credits received	—	(0.5)	(0.1)
Other	0.3	0.4	0.4
Provision for income taxes	$50.0	$28.7	$22.1

The tax effects of temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2012	2011
	(In millions)
Reserves and accruals	$26.2	$23.7
Net operating loss (“NOL”) carryforwards	1.8	3.0
Goodwill amortization	27.2	36.7
Depreciation	(18.4)	(16.2)
Interest rate swaps	1.0	2.9
Other	0.6	0.9
Net deferred tax asset	$38.4	$51.0

	December 31,
	2012	2011
	(In millions)
Balance sheet classification:
Deferred tax assets:
Current	$11.9	$10.5
Long-term	66.5	76.2
Deferred tax liabilities:
Current	(1.0)	(0.9)
Long-term	(39.0)	(34.8)
Net deferred tax asset	$38.4	$51.0
As of December 31, 2012, our state operating losses of $2.7 million, before federal benefit, are set to expire between 2013 and 2021.

As of December 31, 2012, the net amount of our unrecognized tax benefits was $0.3 million, all of which, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross Liability for Unrecognized Tax Benefits
In Millions
Balance at January 1, 2010	$1.5
Reduction for Lapse of Statute of Limitations	(0.3)
Balance at December 31, 2010	1.2
Additions for Tax Positions of Prior Year	0.3
Reduction for Lapse of Statute of Limitations	(0.5)
Balance at December 31, 2011	1.0
Reduction for Lapse of Statute of Limitations	(0.7)
Balance at December 31, 2012	$0.3
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. No amount for interest or penalties are included in the liability for unrecognized tax benefits as of December 31, 2012.
The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2008. During 2012, the IRS completed a Joint Committee Review for the Consolidated Federal Tax Return for the 2009 loss that was carried back to 2006 with no exceptions.
The expiration of the statute of limitations related to the various state income tax returns that we and our subsidiaries file varies by state. The 2008 through 2011 tax years generally remain subject to examination by most state tax authorities. We do not anticipate any material changes related to unrecognized tax benefits, individually or in the aggregate, to occur within the next twelve months.

16. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following:

	As of December 31,
	2012	2011
	(In millions)
Accrued finance and insurance chargebacks	$8.1	$5.8
Deferred rent	6.6	7.0
Interest rate swap liabilities	0.3	0.3
Other	2.4	4.3
Other long-term liabilities	$17.4	$17.4

17. DISCONTINUED OPERATIONS AND DIVESTITURES
During the year ended December 31, 2012, we sold two franchises (two dealership locations) that were classified as discontinued operations and closed two additional franchises, one of which was classified as discontinued operations. As of December 31, 2012, there was one franchise (one dealership location) pending disposition. The accompanying Consolidated Statements of Income for the years ended December 31, 2011 and 2010 have been reclassified to reflect the status of our discontinued operations as of December 31, 2012. Results from operations classified as sold or closed for the year ended December 31, 2012 in the table below include primarily rent and other expenses of idle facilities.
The following tables provide further information regarding our discontinued operations as of December 31, 2012, and includes the results of businesses sold prior to December 31, 2012:

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Sold/ Closed	Pending Disposition	Total	Sold/ Closed	Pending Disposition	Total	Sold/ Closed	Pending Disposition	Total
	(In millions, except franchise data)
Franchises:
Mid-line domestic	—	—	—	—	—	—	—	—	—
Mid-line import	—	1	1	1	1	2	1	1	2
Heavy trucks	—	—	—	10	—	10	10	—	10
Luxury	3	—	3	4	—	4	4	—	4
Total	3	1	4	15	1	16	15	1	16
Revenues	$41.3	$72.2	$113.5	$169.5	$62.4	$231.9	$391.6	$67.8	$459.4
Cost of sales	34.6	60.2	94.8	144.5	52.4	196.9	336.0	56.7	392.7
Gross profit	6.7	12.0	18.7	25.0	10.0	35.0	55.6	11.1	66.7
Operating expenses	10.8	9.6	20.4	25.5	9.4	34.9	48.0	9.3	57.3
Impairment expenses	2.0	—	2.0	—	—	—	2.1	—	2.1
(Loss) income from operations	(6.1)	2.4	(3.7)	(0.5)	0.6	0.1	5.5	1.8	7.3
Other expense, net	(0.1)	(0.1)	(0.2)	(1.0)	(0.1)	(1.1)	(2.0)	(0.7)	(2.7)
Gain (loss) on disposition	2.1	—	2.1	35.9	—	35.9	(0.2)	—	(0.2)
(Loss) income before income taxes	(4.1)	2.3	(1.8)	34.4	0.5	34.9	3.3	1.1	4.4
Income tax benefit (expense)	1.6	(0.9)	0.7	(13.3)	(0.2)	(13.5)	(1.2)	(0.5)	(1.7)
Discontinued operations, net of tax	$(2.5)	$1.4	$(1.1)	$21.1	$0.3	$21.4	$2.1	$0.6	$2.7
Due to information obtained during then-current marketing efforts, we performed certain interim period impairment tests during the third quarter of 2012. We compared the carrying value of certain of our assets held for sale to estimates of fair value determined with the assistance of third-party broker opinions of value. Accordingly, we recorded a $2.0 million non-cash impairment charge in Discontinued Operations, net on certain property not currently used in our operations in the third quarter of 2012 based on a market approach using Level 2 fair value inputs.
During the third quarter of 2012, we received $1.0 million of income related to proceeds received from the elimination of one of our franchises, which is reflected in Gain on disposition in the tables above for the year ended December 31, 2012.
During the third quarter of 2012, we recognized $1.0 million of expense related to a franchise pending disposition, which is reflected in Operating expenses in the tables above for the year ended December 31, 2012.
During the fourth quarter of 2012, we recognized a $0.8 million lease termination charge as a result of reaching an agreement with the lessor of a property associated with a dealership we no longer operate. In exchange for a cash settlement, we received a termination of our remaining lease obligation from the lessor. The lease termination charge is reflected in Operating expenses in the tables above for the year ended December 31, 2012.
18. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2012, 2011 and 2010, we made interest payments, including amounts capitalized, totaling $46.1 million, $52.3 million and $52.1 million, respectively. Included in these interest payments are $10.5 million, $11.0 million and $10.9 million of floor plan interest payments for the years ended December 31, 2012, 2011 and 2010, respectively.
During the years ended December 31, 2012 and 2011, we made income tax payments, net of refunds received, totaling $32.8 million and $15.4 million, respectively. During the year ended December 31, 2010, we received income tax refunds, net of payments made, of $1.7 million.

During the years ended December 31, 2012, 2011 and 2010, we sold $18.7 million, $22.6 million and $23.4 million, respectively, of trade receivables. The trade receivables were sold at a total discount of $0.4 million during the year ended December 31, 2012, and $0.6 million during the years ended December 31, 2011 and 2010, respectively.
During the years ended December 31, 2012, 2011 and 2010, we transferred $54.6 million, $36.4 million and $35.6 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Consolidated Balance Sheets.
In the fourth quarter of 2012, we acquired two franchises (two dealership locations) for an aggregate purchase price of $34.7 million. We financed the acquisitions with $26.9 million of cash and $7.8 million of floor plan borrowings for the purchase of the related new vehicle inventory.
The following items are included in Other Adjustments to reconcile net income to cash flow from operating activities:

	For the Years Ended December 31,
	2012	2011	2010
Accelerated rent expense associated with abandoned rental properties	$0.7	$0.2	$0.4
Amortization of deferred financing fees	2.5	2.7	2.5
Convertible debt discount amortization	0.4	0.8	1.4
Depreciation and amortization from discontinued operations	0.2	0.4	1.8
Deferred compensation expense	0.7	—	0.9
Gain on insurance proceeds	—	—	(4.3)
Unrealized (gain) loss on deferred compensation investments	(0.5)	0.2	(0.5)
Other individually immaterial items	4.7	0.6	2.5
Other adjustments, net	$8.7	$4.9	$4.7

19. LEASE OBLIGATIONS
We lease various facilities, real estate and equipment primarily under operating lease agreements, most of which have remaining terms from one to twenty years. Certain of our leases contain renewal options and rent escalation clauses. We record rent expense on a straight-line basis over the life of the lease for lease agreements where the rent escalates at fixed rates over time. Rent expense from continuing operations totaled $35.5 million, $36.3 million and $40.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had one significant capital lease obligation totaling approximately $3.9 million. This lease was entered into in 2011, and is being amortized over 20 years.
During the year ended December 31, 2012, we entered into two transactions in which we purchased various previously leased real estate for a total purchase price of $10.3 million. These transactions included the termination of the related lease obligations, resulting in a loss of $1.8 million, which is included in Other operating (income) expense, net on our Consolidated Statement of Income for year ended December 31, 2012.
During the year ended December 31, 2011, we entered into two transactions in which we purchased various previously leased real estate for a total purchase price of $30.3 million. One of the transactions included a termination of a lease obligation for property not currently used in our operations, resulting in a loss of $1.0 million, which is included in Selling,
General and Administrative Expense on our Consolidated Statement of Income for year ended December 31, 2011.
Future minimum payments under long-term, non-cancellable operating leases as of December 31, 2012, are as follows:

Total
(In millions)
2013	$36.6
2014	33.4
2015	31.0
2016	30.5
2017	28.1
Thereafter	116.8
Total minimum lease payments	$276.4
Certain of our lease agreements include financial covenants and incorporate by reference the financial covenants set forth in the Credit Agreement. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (b) eviction from the premises; and (c) the landlord having a claim for various damages.

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

It is reasonably possible that losses in excess of the amounts accrued for the various types of claims currently known to us could be up to approximately $0.5 million in the aggregate.  We currently do not anticipate that any known claim will materially adversely affect our financial condition, liquidity or results of operations.  However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity or results of operations.

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

We had $14.6 million of letters of credit outstanding as of December 31, 2012, which are required by certain of our insurance providers. In addition, as of December 31, 2012, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.

21. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012, 2011 and 2010, we were party to certain agreements with a member of our board of directors and a current member of our management team. These agreements primarily involved long−term operating leases of dealership facilities. We believe that the rental transactions related to these agreements were on terms comparable to those that could be obtained from unaffiliated third parties. For the years ended December 31, 2012, 2011 and 2010, we made rental payments totaling $2.2 million, $2.3 million and $3.7 million, respectively, to these individuals or entities controlled by these individuals.
During the year ended December 31, 2011, we concurrently entered into two transactions with a then-member of our board of directors, which were (i) the purchase of dealership real estate previously leased by us for approximately $16.9 million and (ii) a new lease agreement for a separate parcel of dealership real estate. The new lease agreement is being accounted for as a capital lease and, as a result, we recorded approximately $4.0 million in Property and Equipment, net and Long-Term Debt on our Consolidated Balance Sheet in 2011. We believe that these transactions were on terms comparable to those that could be obtained from unaffiliated third parties.

22. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
We have established three share-based compensation plans (the “Plans”) under which we have historically granted non-qualified stock options, performance share units, restricted share units and shares of restricted stock to our directors, officers and employees at fair market value on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire ten years from the date of grant. Performance share units vest after three years or ratably over three years from the date of grant. The actual number of shares earned by a holder of performance share units may range from 0% to 150% of the target number of shares to be granted to the holder, depending on the achievement of certain performance criteria over a defined period of time. Restricted stock provides the holder voting and forfeitable dividend rights prior to vesting. Restricted stock grants to our officers and employees vest ratably over three years from the date of grant, while restricted stock grants to members of our board of directors vest immediately upon the date of grant. Restricted share units vest ratably over three years from the date of grant. We have granted a total of 5.8 million non-qualified stock options, 1.4 million performance share units, 1.2 million shares of restricted stock and 0.1 million of restricted share units. In addition, there were approximately 1.5 million share-based awards available for grant under our share-based compensation plans as of December 31, 2012.
We issue new shares of our common stock upon the exercise of stock options or vesting of performance share units, restricted stock or restricted share units. In addition, in connection with the vesting of performance share units, restricted stock or restricted share units, we expect to repurchase a portion of the shares issued equal to the amount of employee income tax withholding.
The fair value of each option award was estimated on the date of grant using the Black Scholes option valuation model. The fair value of each performance share unit and restricted stock award was calculated using the closing market price of our common stock on the date of grant. Expected volatilities are based on the historical volatility of our common stock. We use historical data to estimate the rate of option exercises and employee turnover within the valuation model. The expected term of options granted represents the period of time that the related options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
We have recognized $7.1 million ($2.7 million tax benefit), $8.8 million ($3.4 million tax benefit) and $5.1 million ($2.0 million tax benefit) in stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $7.7 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the Plans, and we expect to recognize $4.2 million of this expense in 2013, $2.3 million in 2014 and $1.2 million in 2015.

A summary of options outstanding and exercisable under the Plans as of December 31, 2012, changes during the year then ended and changes during the years ended December 31, 2011 and 2010 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value* (in millions)
Options outstanding—December 31, 2009	1,855,112	$7.84
Granted	—	—
Exercised	(106,367)	5.28
Expired / Forfeited/Cancelled	(209,767)	12.60
Options outstanding—December 31, 2010	1,538,978	$7.37
Granted	—	—
Exercised	(777,982)	8.48
Expired / Forfeited	(68,001)	4.82
Options outstanding—December 31, 2011	692,995	$6.38
Granted	—	—
Exercised	(644,241)	6.01
Expired / Forfeited	(28,501)	9.19
Options outstanding—December 31, 2012	20,253	$14.10	1.6	$0.4
Options exercisable—December 31, 2012	20,253	$14.10	1.6	$0.4
____________________________
* Based on the closing price of our common stock on December 31, 2012, which was $32.03 per share.

Net cash received from option exercises for the year ended December 31, 2012 was $3.9 million. The actual intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $13.2 million, $8.8 million and $1.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises during the years ended December 31, 2012 and 2011 was $4.4 million and $3.4 million, respectively.
A summary of performance share units and restricted stock as of December 31, 2012, changes during the year then ended and changes during the years ended December 31, 2011 and 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2009	54,862	$14.36
Granted	253,517	11.63
Performance estimate	83,747	11.64
Vested	—	—
Forfeited	(14,000)	11.88
Performance Share Units—December 31, 2010	378,126	$12.48
Granted	146,480	18.92
Performance estimate	(42,242)	17.81
Vested	(218,430)	14.40
Forfeited	(20,784)	12.31
Performance Share Units—December 31, 2011	243,150	$14.91
Granted	109,400	25.42
Performance estimate	65,247	22.05
Vested	(115,483)	14.70
Forfeited	(19,550)	14.76
Performance Share Units—December 31, 2012*	282,764	$20.82
___________________________
* Maximum of 304,524 issuable upon attaining certain performance metrics.

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

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2009	243,211	$13.57
Granted	363,038	11.70
Vested	(52,047)	15.71
Forfeited	(22,756)	11.70
Restricted Stock—December 31, 2010	531,446	$12.19
Granted	228,840	19.15
Vested	(270,742)	12.64
Forfeited	(45,276)	12.37
Restricted Stock—December 31, 2011	444,268	$16.08
Granted	216,676	23.84
Vested	(179,675)	14.60
Forfeited	(44,428)	13.29
Restricted Stock—December 31, 2012	436,841	$19.55
Employee Retirement Plan
We sponsor the Asbury Automotive Retirement Savings Plan (the “Plan”), a 401(k) plan, for eligible employees. On June 30, 2012, we merged our Plaza Motors 401(k) Plan (the "Plaza Plan"), which was previously offered to employees of one of our dealership groups and maintained as a separate retirement plan, with the Plan. In conjunction with merging the Plaza Plan with the Plan, we also added the Roth 401(k) feature as an option for eligible employees participating in the Plan. Employees are eligible to participate in the Plan on or after 90 days of service to the Company. Employees electing to participate in the Plan may contribute up to 75% of their annual eligible  compensation. IRS rules limited total participant contributions during 2012 to $17,000 or $22,500 if age 50 or more; however, we limit participant contributions for employees considered Highly Compensated Employees with an annual salary or base salary equal to or greater than $115,000 to $10,000 per year or $15,500 if age 50 or more. After one year of employment, we match 25% of employees' contributions up to 4% of their  eligible compensation, with a maximum match of $1,150 per participant. Beginning on January 1, 2009, we suspended our matching contributions for Highly Compensated Employees with an annual salary equal to or greater than $115,000. Employer contributions vest by graded schedule over four years after the date of hire. Expenses from continuing operations related to employer matching contributions totaled $0.5 million, $1.0 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Deferred Compensation Plan
We have historically sponsored the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan” or the "Plan") wherein eligible employees, generally those at senior levels, may elect to defer a portion of their annual compensation. We established a rabbi trust to provide security for our funding obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. Historically, we elected to match a portion of certain eligible employee’s contributions. Beginning January 1, 2009, we suspended our matching contributions for all employees in the Deferred Compensation Plan. Each annual employer match vests in full three years from the date the employee deferral match is funded. The total deferred compensation liability was $7.8 million and $7.7 million as of December 31, 2012 and 2011, respectively. The related cash surrender value and face value of the 58 life insurance contracts totaled $7.7 million and $62.0 million as of December 31, 2012, respectively. The related cash surrender value and face value of the 60 life insurance contracts totaled $10.7 million and $66.9 million as of December 31, 2011, respectively.
In February 2012, our Board of Directors elected to terminate the Deferred Compensation Plan. As a result of this decision, we reclassified $7.7 million of assets and $7.8 million of liabilities associated with the Deferred Compensation Plan from Other Long-Term Assets and Other Long-Term Liabilities, respectively, to Other Current Assets and Accounts Payable and Other Current Liabilities, respectively, on our Consolidated Balance Sheet as of December 31, 2012. We also reclassified $10.7 million of assets and $7.7 million of liabilities associated with the Deferred Compensation Plan from Other Long-Term Assets and Other Long-Term Liabilities, respectively, to Other Current Assets and Accounts Payable and Other Current Liabilities,

respectively, on our Consolidated Balance Sheet as of December 31, 2011. We expect to relieve our liabilities under the Plan through distributions to Plan participants in the first quarter of 2013, using primarily the associated assets of the Deferred Compensation Plan.

23. CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2011
Revenues (1)	$1,005.1	$1,037.8	$1,039.2	$1,058.0
Gross profit (1)	$165.6	$181.2	$177.6	$174.6
Net income (1) (3)	$19.9	$14.2	$12.3	$21.5
Net income per common share:
Basic (2) (3)	$0.61	$0.44	$0.39	$0.69
Diluted (2) (3)	$0.59	$0.43	$0.38	$0.68
2012
Revenues (1)	$1,069.6	$1,161.2	$1,190.8	$1,218.7
Gross profit (1)	$184.1	$191.5	$193.8	$194.2
Net income (1)	$17.6	$21.1	$20.7	$22.8
Net income per common share:
Basic (2)	$0.57	$0.68	$0.67	$0.74
Diluted (2)	$0.56	$0.67	$0.66	$0.73
____________________________

(1)	Quarterly revenues, gross profit and net income may not agree to previously reported amounts on Form 10-Q as a result of subsequent discontinued operations.

(2)	The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

(3)
Results for the three months ended March 31, 2011 were (i) increased by $15.8 million, net of tax, or $0.49 common share, as a result of a gain on the sale of our heavy truck business and (ii) reduced by $5.5 million, net of tax, or $0.17 per common share, due to legal claims related to operations from 2000 to 2006.

24. SUBSEQUENT EVENTS
In January 2013, we sold one franchise (one dealership location) in Houston, Texas. The results of operations for this franchise were classified as discontinued operations as of December 31, 2012.

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
Our management, including the principal executive officers and the principal financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their reports are contained herein.
During December 2012, we acquired substantially all of the assets, including certain real estate, of two franchises (two dealership locations). As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2012 does not include the internal controls over financial reporting of the acquired operations. These acquisitions are included in our consolidated financial statements from the date of acquisition. The two franchises represented approximately $26.4 million of our $1.7 billion consolidated assets as of December 31, 2012 and approximately $4.9 million of our $4.6 billion consolidated revenues for the year then ended.
From the acquisition date to December 31, 2012, the processes and systems of the acquired operations were discrete and did not significantly impact internal control over financial reporting for our other consolidated subsidiaries.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Reference is made to the information to be set forth in the “Proposal No. 1 Election of Directors,” “Governance of the Company,” “2012 Director Compensation Table-Code of Business Conduct and Ethics and Corporate Governance Guidelines,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Reference is made to the information to be set forth in the “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report,” “Compensation Committee Interlocks and Insider Participation,” "Executive Compensation," "2012 Director Compensation Table" and "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Reference is made to the information to be set forth in the “Related Person Transactions” and “Governance of the Company” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

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
4.1
Indenture, dated as of March 26, 2007, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, relating to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-31262)*

4.2	Form of 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-31262)*

Exhibit Number	Description of Documents
4.3
First Supplemental Indenture, dated as of June 29, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.4
Second Supplemental Indenture, dated as of June 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)*

4.5
Third Supplemental Indenture, dated as of November 10, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.6
Fourth Supplemental Indenture, dated as of November 16, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.7
Fifth Supplemental Indenture, dated as of December 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

4.8
Sixth Supplemental Indenture, dated as of September 27, 2011, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K for year ended December 31, 2011)*

4.9
Seventh Supplemental Indenture, dated as of February 15, 2013 by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017

4.10
Indenture, dated as of November 16, 2010, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, relating to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.11	Form of 8.375% Senior Subordinated Notes due 2020 (included as Exhibit A in Exhibit 4.1 and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*
4.12
First Supplemental Indenture, dated as of December 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

4.13
Second Supplemental Indenture, dated as of September 27, 2011, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)*

4.14
Third Supplemental Indenture, dated as of February 15, 2013 by and among Asbury Automotive Group, In., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020

4.15
Confirmation of Warrant dated March 12, 2007 by and between Asbury Automotive Group, Inc. and Goldman, Sachs & Co. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007), File No. 001-31262)*

4.16
Confirmation of Warrant dated March 12, 2007 by and between Asbury Automotive Group, Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-31262)*

Exhibit Number	Description of Documents
4.17
Amendment to Confirmation dated March 13, 2007, by and between Asbury Automotive Group, Inc. and Goldman, Sachs & Co. relating to the Warrant (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-31262)*

4.18
Amendment to Confirmation dated March 13, 2007, by and between Asbury Automotive Group, Inc. and Deutsche Bank AG, London Branch relating to the Warrant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-31262)*

10.1**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *
10.4**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.5**
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Keith R. Style, dated February 28, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.6**
Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated April 22, 2010 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.7**
Severance Pay Agreement for Key Emplyee by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated May 3, 2010 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.8**
Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated October 18, 2011 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)*

10.9**	Letter Agreement between Scott J. Krenz and Asbury Automotive Group, Inc., dated June 21, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 22, 2011)*
10.10**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Scott J. Krenz, dated as of October 14, 2011 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.11
Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective January 5, 2011 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.12**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of December 30, 2011 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011*

10.13**
First Amendment to Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of March 7, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 8, 2012)*

10.14**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated as of December 30, 2011 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011) *

10.15**
Letter Agreement by and between Asbury Automotive Group, Inc. and George A. Villasana, dated as of March 13, 2012 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012)*

10.16**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of April 16, 2012
10.17**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for CEO and COO (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012)*

10.18**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for other Executive Officers (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012)*

Exhibit Number	Description of Documents
10.19**	Form of Equity Award Agreement under the 2012 Equity Incentive Plan
10.20**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.21**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-31262)*
10.22**	Form of Restricted Share Award Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.23**	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.24	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*
10.25	General Motors Dealer Sales and Service Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*
10.26	Honda Automobile Dealer Sales and Service Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001.)*
10.27	Mercedes-Benz Passenger Car Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*
10.28	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*
10.29	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed with the SEC on October 12, 2001)*
10.30
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

10.31
Guaranty, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.32
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

10.36
Unconditional Guaranty dated as of June 4, 2008, by and between Asbury Automotive Group, Inc. and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.37
Unconditional Guaranty dated as of June 4, 2008, by and between Asbury Automotive Group, Inc. and Wachovia Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

Exhibit Number	Description of Documents
10.38
Modification Number One to Master Loan Agreement by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of December 1, 2008 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.39
Modification Number Two to Master Loan Agreement, dated as of May 7, 2009, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.40
Modification Number Three to Master Loan Agreement, dated July 2, 2009, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.41
Modification Number Four to Master Loan Agreement, dated as of October 21, 2010, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.42
Modification Number Five to Master Loan Agreement, dated as of November 29, 2010, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wells Fargo Bank, N.A., as successor to Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.43
Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, by and between Asbury Automotive Group, Inc., and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.44
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

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference.

Exhibit Number	Description of Documents
**	Management contract or compensatory plan or arrangement.
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

Asbury Automotive Group, Inc.

Date: February 21, 2013	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig T. Monaghan and Scott J. Krenz, and each of them, acting individually, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2012, and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Craig T. Monaghan	Chief Executive Officer, President and Director	February 21, 2013
(Craig T. Monaghan)

/s/ Scott J. Krenz	Senior Vice President and Chief Financial Officer	February 21, 2013
(Scott J. Krenz)

/s/ Michael J. Sawicki	Controller and	February 21, 2013
(Michael J. Sawicki)	Chief Accounting Officer

/s/ Thomas C. DeLoach, Jr.	Director	February 21, 2013
(Thomas C. DeLoach, Jr.)	Non-Executive Chairman of the Board

/s/ Janet M. Clarke	Director	February 21, 2013
(Janet M. Clarke)

/s/ Dennis E. Clements	Director	February 21, 2013
(Dennis E. Clements)

/s/ Juanita T. James	Director	February 21, 2013
(Juanita T. James)

/s/ Vernon E. Jordan, Jr.	Director	February 21, 2013
(Vernon E. Jordan, Jr.)

/s/ Eugene S. Katz	Director	February 21, 2013
(Eugene S. Katz)

/s/ Michael S. Kearney	Director	February 21, 2013
(Michael S. Kearney)

/s/ Philip F. Maritz	Director	February 21, 2013
(Philip F. Maritz)

Exhibit Number	Description of Documents
3.1	Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 20, 2002)*
3.2	Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2009)*
4.1
Indenture, dated as of March 26, 2007, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, relating to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-31262)*

4.2	Form of 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-31262)*
4.3
First Supplemental Indenture, dated as of June 29, 2007, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on July 5, 2007)*

4.4
Second Supplemental Indenture, dated as of June 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)*

4.5
Third Supplemental Indenture, dated as of November 10, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.6
Fourth Supplemental Indenture, dated as of November 16, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.7
Fifth Supplemental Indenture, dated as of December 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

4.8
Sixth Supplemental Indenture, dated as of September 27, 2011, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017 (filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011*)

4.9
Seventh Supplemental Indenture, dated as of February 15, 2013, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 7.625% Senior Subordinated Notes due 2017

4.10
Indenture, dated as of November 16, 2010, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, relating to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*

4.11	Form of 8.375% Senior Subordinated Notes due 2020 (included as Exhibit A in Exhibit 4.1 and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*
4.12
First Supplemental Indenture, dated as of December 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

4.13
First Supplemental Indenture, dated as of December 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

4.14
Third Supplemental Indenture, dated as of February 15, 2013, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedue II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020

4.15
Confirmation of Warrant dated March 12, 2007 by and between Asbury Automotive Group, Inc. and Goldman, Sachs & Co. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-31262)*

4.16
Confirmation of Warrant dated March 12, 2007 by and between Asbury Automotive Group, Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-31262)*

4.17
Amendment to Confirmation dated March 13, 2007, by and between Asbury Automotive Group, Inc. and Goldman, Sachs & Co. relating to the Warrant (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-31262)*

4.18
Amendment to Confirmation dated March 13, 2007, by and between Asbury Automotive Group, Inc. and Deutsche Bank AG, London Branch relating to the Warrant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-31262)*

10.1**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *
10.4**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.5**
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Keith R. Style, dated February 28, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.6**
Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated April 22, 2010 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.7**
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated May 3, 2010 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.8**
Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated October 18, 2011 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)*

10.9**	Letter Agreement between Scott J. Krenz and Asbury Automotive Group, Inc., dated June 21, 2011 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 22, 2011)*
10.10**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Scott J. Krenz, dated as of October 14, 2011 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.11
Lease Agreement by and between Jeffrey I. Wooley and Asbury Automotive Tampa, L.P., effective January 5, 2011 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.12**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of December 30, 2011 (filed as Exhibit 10.19 to the Company’s Report on Form 10-K for the year ended December 31, 2011)*

10.13**
First Amendment to Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of March 7, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 8, 2012)*

10.14**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated as of December 30, 2011 (filed as Exhibit 10.21 to the Company’s Report on Form 10-K for year ended December 31, 2011) *

10.15**
Letter Agreement by and between Asbury Automotive Group, Inc. and George A. Villasana, dated as of March 13, 2012 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012)*

10.16**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of April 16, 2012
10.17**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for CEO and COO (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012)*

10.18**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for other Executive Officers (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012)*

10.19**	Form of Equity Award Agreement under the 2012 Equity Incentive Plan
10.20**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.21**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-31262)*
10.22**	Form of Restricted Share Award Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.23**	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.24	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*
10.25	General Motors Dealer Sales and Service Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*
10.26	Honda Automobile Dealer Sales and Service Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001.)*
10.27	Mercedes-Benz Passenger Car Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*
10.28	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2001)*
10.29	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed with the SEC on October 12, 2001)*
10.30
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

10.31
Guaranty, dated as of October 14, 2011, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2011)*

10.32
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

10.36
Unconditional Guaranty dated as of June 4, 2008, by and between Asbury Automotive Group, Inc. and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.37
Unconditional Guaranty dated as of June 4, 2008, by and between Asbury Automotive Group, Inc. and Wachovia Financial Services, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2008)*

10.38
Modification Number One to Master Loan Agreement by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wachovia Bank, National Association and Wachovia Financial Services, Inc., dated as of December 1, 2008 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)*

10.39
Modification Number Two to Master Loan Agreement, dated as of May 7, 2009, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.40
Modification Number Three to Master Loan Agreement, dated July 2, 2009, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.41
Modification Number Four to Master Loan Agreement, dated as of October 21, 2010, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)*

10.42
Modification Number Five to Master Loan Agreement, dated as of November 29, 2010, by and among certain subsidiaries of Asbury Automotive Group, Inc., and Wells Fargo Bank, N.A., as successor to Wachovia Bank, National Association and Wachovia Financial Services, Inc. (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.43
Modification Number One to Unconditional Guaranty and Reaffirmation of Unconditional Guaranty, dated as of May 7, 2009, by and between Asbury Automotive Group, Inc., and Wachovia Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2009)*

10.44
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

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.