Form 10-Q
period 2013-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2013-04-24
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 23, 2013 was 31,166,841.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0.1	$6.2
Contracts-in-transit	116.2	129.4
Accounts receivable (net of allowance of $0.8 and $1.0, respectively)	78.0	94.3
Inventories	703.9	648.5
Deferred income taxes	10.9	10.9
Assets held for sale	9.1	27.6
Other current assets	66.0	69.5
Total current assets	984.2	986.4
PROPERTY AND EQUIPMENT, net	566.0	565.8
GOODWILL	28.4	28.4
DEFERRED INCOME TAXES, net of current portion	26.3	27.5
OTHER LONG-TERM ASSETS	52.7	53.3
Total assets	$1,657.6	$1,661.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$60.6	$55.1
Floor plan notes payable—non-trade	463.4	501.6
Current maturities of long-term debt	4.9	4.6
Accounts payable and accrued liabilities	209.3	209.1
Liabilities associated with assets held for sale	—	9.4
Total current liabilities	738.2	779.8
LONG-TERM DEBT	472.4	461.4
OTHER LONG-TERM LIABILITIES	18.0	17.4
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 40,062,653 and 39,824,708 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	503.6	499.0
Retained earnings	86.9	54.4
Treasury stock, at cost; 8,835,812 and 8,507,948 shares, respectively	(161.0)	(149.4)
Accumulated other comprehensive loss	(0.9)	(1.6)
Total shareholders’ equity	429.0	402.8
Total liabilities and shareholders’ equity	$1,657.6	$1,661.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
REVENUES:
New vehicle	$664.5	$574.9
Used vehicle	366.3	316.7
Parts and service	147.6	140.7
Finance and insurance, net	47.0	37.7
Total revenues	1,225.4	1,070.0
COST OF SALES:
New vehicle	623.8	536.4
Used vehicle	335.0	288.7
Parts and service	59.9	60.4
Total cost of sales	1,018.7	885.5
GROSS PROFIT	206.7	184.5
OPERATING EXPENSES:
Selling, general and administrative	148.1	137.4
Depreciation and amortization	5.9	5.7
Other operating expense, net	0.1	—
Income from operations	52.6	41.4
OTHER EXPENSES:
Floor plan interest expense	(3.1)	(2.7)
Other interest expense, net	(9.2)	(9.2)
Swap interest expense	(1.2)	(1.3)
Convertible debt discount amortization	—	(0.1)
Total other expenses, net	(13.5)	(13.3)
Income before income taxes	39.1	28.1
INCOME TAX EXPENSE	15.2	10.9
INCOME FROM CONTINUING OPERATIONS	23.9	17.2
DISCONTINUED OPERATIONS, net of tax	8.6	0.4
NET INCOME	$32.5	$17.6
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.77	$0.55
Discontinued operations	0.28	0.02
Net income	$1.05	$0.57
Diluted—
Continuing operations	$0.77	$0.54
Discontinued operations	0.27	0.02
Net income	$1.04	$0.56
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	30.9	31.1
Stock options	—	0.3
Restricted stock	0.2	0.2
Performance share units	0.1	0.1
Diluted	31.2	31.7

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net income	$32.5	$17.6
Other comprehensive income (loss) - net of tax:
Change in fair value of cash flow swaps	0.1	—
Amortization of terminated cash flow swaps	1.1	1.2
Income tax expense associated with cash flow swaps	(0.5)	(0.5)
Comprehensive income	$33.2	$18.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$32.5	$17.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	5.9	5.7
Stock-based compensation	2.5	2.4
Deferred income taxes	1.2	1.6
Loaner vehicle amortization	2.5	2.0
Excess tax benefit on share-based arrangements	(2.0)	(1.7)
Gain on sale of assets	(14.6)	—
Other adjustments, net	1.4	1.8
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	13.2	5.8
Accounts receivable	12.4	(3.8)
Proceeds from the sale of accounts receivable	4.1	5.1
Inventories	(39.6)	(54.6)
Other current assets	(21.1)	(19.9)
Floor plan notes payable—trade	5.5	(13.1)
Accounts payable and accrued liabilities	3.8	12.1
Proceeds from deferred compensation plan termination	7.8	—
Distribution of deferred compensation plan assets to participants	(7.8)	—
Deferred compensation plan excess funding refund	—	3.2
Other long-term assets and liabilities, net	0.7	(0.3)
Net cash provided by (used in) operating activities	8.4	(36.1)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(6.5)	(8.0)
Purchases of real estate	—	(6.0)
Proceeds from the sale of assets	33.9	—
Net cash provided by (used in) investing activities	27.4	(14.0)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	730.5	696.5
Floor plan repayments—non-trade	(768.7)	(628.2)
Floor plan repayments—non-trade divestitures	(5.4)	—
Proceeds from borrowings	12.5	—
Repayments of borrowings	(1.2)	(25.8)
Payment of debt issuance costs	(0.1)	—
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(11.6)	(2.7)
Excess tax benefit on share-based arrangements	2.0	1.7
Proceeds from the exercise of stock options	0.1	1.5
Net cash (used in) provided by financing activities	(41.9)	43.0
Net decrease in cash and cash equivalents	(6.1)	(7.1)
CASH AND CASH EQUIVALENTS, beginning of period	6.2	11.4
CASH AND CASH EQUIVALENTS, end of period	$0.1	$4.3
See Note 8 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 97 franchises (76 dealership locations) in 18 metropolitan markets within 10 states as of March 31, 2013. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of March 31, 2013, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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

Our operating results are generally subject to changes in the economic environment as well as seasonal variations. Historically, we have generated more revenue and operating income in the second and third quarters than in the first and fourth quarters of the calendar year. Generally, the seasonal variations in our operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications of amounts previously reported have been made to the accompanying Condensed Consolidated Financial Statements in order to conform to current presentation. These reclassifications have no effect on previously reported net income.
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
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share. As of March 31, 2013, we had outstanding warrants that, upon exercise, may result in the issuance of approximately 0.4 million shares of our common stock at an exercise price of $44.74 per share. Since the warrants are required to be settled in shares of common stock, the premium received for selling the warrants was recorded as an increase to additional paid-in capital, together with any cash that would be received upon exercise. The shares issuable upon exercise of these warrants could potentially dilute basic earnings per share in the future; however, these shares were not included in the computation of diluted earnings per share in any period presented because their inclusion would have been anti-dilutive.
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
Amounts in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2012 have been reclassified to reflect the results of franchises sold or closed subsequent to March 31, 2012 as if we had classified those franchises as discontinued operations for all periods presented.
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
Loaner vehicles account for a significant portion of Other Current Assets. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. Loaner vehicles are initially used by our service department for only a short period of time (typically six to twelve months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory, which is reflected as a non-cash transfer in the accompanying Condensed Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventories in the accompanying Condensed Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
During the first quarter of 2013, we adopted an accounting standard regarding the presentation of comprehensive income. This update was issued to improve the reporting of reclassifications out of Accumulated Other Comprehensive Income ("AOCI"). The update requires that significant items reclassified out of AOCI be presented in one place in the condensed consolidated financial statements. The adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.
3. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2013	December 31, 2012
	(In millions)
New vehicles	$556.6	$517.4
Used vehicles	109.6	94.6
Parts and accessories	37.7	36.5
Total inventories	$703.9	$648.5
The lower of cost or market reserves reduced total inventory cost by $4.7 million as of March 31, 2013 and December 31, 2012. In addition to the inventories shown above, we had $6.6 million of inventories as of December 31, 2012, classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheet as they were associated with a franchise held for sale. As of March 31, 2013 and December 31, 2012, certain automobile manufacturer incentives reduced new vehicle inventory cost by $6.8 million and $6.3 million, respectively, and reduced new vehicle cost of sales from continuing operations for the three months ended March 31, 2013 and March 31, 2012 by $5.9 million and $5.4 million, respectively.
4. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
During the three months ended March 31, 2013, we sold one franchise (one dealership location). There were no assets or liabilities associated with pending dispositions as of March 31, 2013. Assets and liabilities associated with pending dispositions totaled $18.4 million and $9.4 million, respectively, as of December 31, 2012.
Real estate not currently used in our operations that we are actively marketing to sell totaled $9.1 million as of March 31, 2013 and December 31, 2012. There were no liabilities associated with our real estate assets held for sale as of March 31, 2013 or December 31, 2012.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31, 2013	December 31, 2012
	(In millions)
Assets:
Inventories	$—	$6.6
Property and equipment, net	9.1	20.7
Goodwill	—	0.3
Total assets	9.1	27.6
Liabilities:
Floor plan notes payable—non-trade	—	5.4
Accrued liabilities	—	4.0
Total liabilities	—	9.4
Net assets held for sale	$9.1	$18.2

5. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	March 31, 2013	December 31, 2012
	(In millions)
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
Mortgage notes payable bearing interest at fixed and variable rates	130.3	118.9
Capital lease obligations	3.8	3.9
	477.3	466.0
Less: current portion	(4.9)	(4.6)
Long-term debt	$472.4	$461.4

During the three months ended March 31, 2013, we entered into one fixed rate mortgage note payable which was collateralized by the related real estate at one of our owned dealership locations. The initial principal amount of the mortgage note payable was $12.5 million. In connection with our entrance into this mortgage note payable, we paid approximately $0.1 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage note payable.

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
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use inputs that are current as of the measurement date, including during periods of significant market fluctuations.
Financial instruments consist primarily of cash, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable and interest rate swap agreements. The carrying values of our financial instruments, with the exception of subordinated long-term debt, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our subordinated long-term debt is based on reported market prices which reflect Level 2 inputs. Level 2 inputs are valuations based on quoted market prices in markets that are not active or do not have a high trading volume. A summary of the carrying values and fair values of our 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes") and our 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes") is as follows:

	As of
	March 31, 2013	December 31, 2012
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$200.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
Total carrying value	$343.2	$343.2

Fair Value:
8.375% Senior Subordinated Notes due 2020	$223.0	$221.5
7.625% Senior Subordinated Notes due 2017	147.1	147.5
Total fair value	$370.1	$369.0
We have an interest rate swap agreement which had a notional principal amount of $19.4 million as of March 31, 2013. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income, including the impact on AOCI (in millions):

For the Three Months Ended March 31,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2013	Interest rate swaps	$—	Swap interest expense	$(0.1)	$(1.1)	$—	N/A
2012	Interest rate swaps	$(0.1)	Swap interest expense	$(0.1)	$(1.2)	$—	N/A

 On the basis of yield curve conditions as of March 31, 2013, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $1.0 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swap. Other than that assumption, all other inputs reflect Level 2 inputs.

Information about amounts reclassified out of AOCI	(In millions)
Accumulated other comprehensive loss—December 31, 2012	$(1.6)
Change in fair value of cash flow swaps	0.1
Amortization of terminated cash flow swaps	1.1
Total amount reclassified to swap interest expense	1.2
Income tax expense associated with cash flow swaps	(0.5)
Accumulated other comprehensive loss—March 31, 2013	$(0.9)
Market Risk Disclosures as of March 31, 2013:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$19.4	1 month LIBOR	October 2015	$(0.5)
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

7. DISCONTINUED OPERATIONS AND DIVESTITURES
During the three months ended March 31, 2013, we sold one franchise (one dealership location) that was classified as discontinued operations. The accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2012 have been reclassified to reflect the status of our discontinued operations as of March 31, 2013. Operating expenses in the table below include rent and other expenses of idle facilities previously associated with businesses sold or closed prior to March 31, 2013.
The following tables provide further information regarding our discontinued operations as of March 31, 2013, and includes the results of businesses sold prior to March 31, 2013:

	For the Three Months Ended March 31,
	2013	2012
	(In millions, except franchise data)
Franchises:
Mid-line import	1	1
Luxury	—	3
Total	1	4
Revenues	$3.8	$35.3
Cost of sales	3.4	29.1
Gross profit	0.4	6.2
Operating expenses	0.9	5.5
Impairment expenses	—	—
(Loss) income from operations	(0.5)	0.7
Other expense, net	(0.1)	—
Gain on disposition	14.6	—
Income before income taxes	14.0	0.7
Income tax expense	(5.4)	(0.3)
Discontinued operations, net of tax	$8.6	$0.4

8. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2013 and 2012, we made interest payments, including amounts capitalized, totaling $10.6 million and $10.2 million, respectively. Included in these interest payments are $2.9 million and $2.5 million of floor plan interest payments for the three months ended March 31, 2013 and 2012, respectively.
During the three months ended March 31, 2013 and 2012, we made income tax payments, net of refunds received, totaling $0.8 million and $0.3 million, respectively.
During the three months ended March 31, 2013 and 2012, we sold $4.2 million and $5.2 million, respectively, of trade receivables, each at a total discount of $0.1 million.
During the three months ended March 31, 2013 and 2012, we transferred $16.7 million and $13.5 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.
We have historically sponsored the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan” or the "Plan") wherein eligible employees, generally those at senior levels, may elect to defer a portion of their annual compensation. In February 2012, our Board of Directors elected to terminate the Plan. During the three months ended March 31, 2013, we (i) received a $7.8 million lump sum distribution as a result of the termination of the Plan and (ii) used these proceeds to relieve our corresponding $7.8 million total liability to the Plan's participants.

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

The Company has recently resolved a dispute with an affiliate of a vehicle manufacturer whose brands we sell relating to the alleged receipt by the Company of certain overpayments from vehicle service work. In April 2013, the Company settled this exposure for an amount approximating its previously established accrual for probable loss related to this matter. The settlement was not material to the Company's financial statements.

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

We had $14.6 million of letters of credit outstanding as of March 31, 2013, which are required by certain of our insurance providers. In addition, as of March 31, 2013, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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

•	the variable nature of significant components of our cost structure;

•	our ability to decrease our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers’ willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to leverage our common systems, infrastructure and processes in a cost-efficient manner;

•	our acquisition and divestiture strategies;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing;

•	the growth of mid-line import and luxury brands over the long-term;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our net income as a result of the foregoing and other factors.

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

•	adverse results from litigation or other similar proceedings involving us;

•	our relationships with, and the financial stability of, our lenders and lessors;

•	our ability to execute our initiatives and other strategies;

•	high levels of competition in our industry, which may create pricing and margin pressures on our products and services;

•	our ability to renew, and enter into new, framework and dealer agreements with vehicle manufacturers whose brands we sell, on terms acceptable to us;

•	our ability to attract and to retain key personnel;

•	our ability to leverage gains from our dealership portfolio; and

•	significant disruptions in the financial markets, which may impact our ability to access capital.

Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth in the discussion and analysis below and under Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statements.

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 97 franchises (76 dealership locations) in 18 metropolitan markets within 10 states as of March 31, 2013. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of March 31, 2013, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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

Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 49% of revenue from mid-line import brands and 36% of revenue from luxury brands in the first quarter of 2013, is well positioned for growth over the long term.

Our operating results are generally subject to changes in the economic environment as well as seasonal variations. Historically, we have generated more revenue and operating income in the second and third quarters than in the first and fourth quarters of the calendar year. Generally, the seasonal variations in our operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things.
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

The United States automotive retail market showed continued improvement through the first quarter of 2013, with new vehicle SAAR increasing to 15.3 million during the first three months of 2013 as compared to 14.2 million during the first three months of 2012. We continued to benefit from improving economic conditions in the first quarter of 2013, which we attribute to improved consumer confidence, the availability of credit at terms favorable to consumers resulting primarily from the current low interest rate environment, gradually improving unemployment and the increasing age of the U.S. automotive fleet. We believe that the overall economic recovery will continue to be fragile, and may be subject to further changes based on consumer confidence, unemployment levels and other macro-economic factors as the long-term prospects for, and the timing of, a return to a stronger economy continue to be difficult to predict.
We had total available liquidity of $311.7 million as of March 31, 2013, which consisted of cash and cash equivalents of $0.1 million, borrowing availability of $224.9 million under our revolving credit facilities and $86.7 million of availability under our floor plan offset account. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below. We have no long-term debt maturities until October 2015, at which time two of our mortgage notes payable associated with certain of our properties in St. Louis, Missouri, will mature. As of March 31, 2013, the aggregate principal amount outstanding under these two mortgage notes payable was $19.4 million.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$664.5	$574.9	$89.6	16%
Used vehicle	366.3	316.7	49.6	16%
Parts and service	147.6	140.7	6.9	5%
Finance and insurance, net	47.0	37.7	9.3	25%
Total revenues	1,225.4	1,070.0	155.4	15%
GROSS PROFIT:
New vehicle	40.7	38.5	2.2	6%
Used vehicle	31.3	28.0	3.3	12%
Parts and service	87.7	80.3	7.4	9%
Finance and insurance, net	47.0	37.7	9.3	25%
Total gross profit	206.7	184.5	22.2	12%
OPERATING EXPENSES:
Selling, general and administrative	148.1	137.4	10.7	8%
Depreciation and amortization	5.9	5.7	0.2	4%
Other operating expense, net	0.1	—	0.1	—%
Income from operations	52.6	41.4	11.2	27%
OTHER EXPENSES:
Floor plan interest expense	(3.1)	(2.7)	0.4	15%
Other interest expense, net	(9.2)	(9.2)	—	—%
Swap interest expense	(1.2)	(1.3)	(0.1)	(8)%
Convertible debt discount amortization	—	(0.1)	(0.1)	(100)%
Total other expense, net	(13.5)	(13.3)	0.2	2%
Income before income taxes	39.1	28.1	11.0	39%
INCOME TAX EXPENSE	15.2	10.9	4.3	39%
INCOME FROM CONTINUING OPERATIONS	23.9	17.2	6.7	39%
DISCONTINUED OPERATIONS, net of tax	8.6	0.4	8.2	NM
NET INCOME	$32.5	$17.6	$14.9	85%
Income from continuing operations per common share—Diluted	$0.77	$0.54	$0.23	43%
Net income per common share—Diluted	$1.04	$0.56	$0.48	86%

	For the Three Months Ended March 31,
	2013	2012
REVENUE MIX PERCENTAGES:
New vehicles	54.2%	53.7%
Used retail vehicles	26.1%	25.7%
Used vehicle wholesale	3.9%	4.0%
Parts and service	12.0%	13.1%
Finance and insurance, net	3.8%	3.5%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	19.7%	20.9%
Used retail vehicles	14.8%	14.9%
Used vehicle wholesale	0.4%	0.3%
Parts and service	42.4%	43.5%
Finance and insurance, net	22.7%	20.4%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	71.6%	74.5%
Net income and income from continuing operations increased by $14.9 million (85%) and $6.7 million (39%), respectively, in the first quarter of 2013 as compared to the first quarter of 2012. The increase in income from continuing operations was primarily the result of a $22.2 million (12%) increase in gross profit, which was partially offset by (i) a $10.7 million (8%) increase in SG&A expenses and (ii) a $4.3 million (39%) increase in income tax expense. Net income for the first quarter of 2013 was positively impacted by the sale of one franchise (one dealership location), which resulted in an $8.9 million net-of-tax gain, which is included in discontinued operations, net.
Gross profit increased across all four of our business lines and was driven by (i) a $9.3 million (25%) increase in F&I gross profit, (ii) a $7.4 million (9%) increase in parts and service gross profit and (iii) a $3.3 million (12%) increase in used vehicle gross profit. Our total gross profit margin decreased 30 basis points to 16.9%, primarily as a result of (i) a 60 basis point decrease in our same store new vehicle retail gross margin and (ii) a 50 basis point decrease in our same store used vehicle retail gross margin, which was partially offset by a 230 basis point increase in our same store parts and service gross margin. In reviewing the contributions of our business lines to our overall gross profit, we also experienced a 110 basis point decrease in our higher-margin parts and service business as a percentage of our overall gross profit.
The $155.4 million (15%) increase in total revenue was primarily a result of (i) an $89.6 million (16%) increase in new vehicle revenue, (ii) a $49.6 million (16%) increase in used vehicle revenue and (iii) a $9.3 million (25%) increase in revenue from F&I.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$235.4	$197.2	$38.2	19%
Mid-line import	323.6	290.5	33.1	11%
Mid-line domestic	96.5	87.2	9.3	11%
Total new vehicle revenue—same store(1)	655.5	574.9	80.6	14%
New vehicle revenue—acquisitions	9.0	—
New vehicle revenue, as reported	$664.5	$574.9	$89.6	16%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$16.9	$15.3	$1.6	10%
Mid-line import	16.8	17.2	(0.4)	(2)%
Mid-line domestic	6.5	6.0	0.5	8%
Total new vehicle gross profit—same store(1)	40.2	38.5	1.7	4%
New vehicle gross profit—acquisitions	0.5	—
New vehicle gross profit, as reported	$40.7	$38.5	$2.2	6%

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2013	2012
New vehicle units:
New vehicle retail units—same store(1)
Luxury	4,692	3,933	759	19%
Mid-line import	12,103	11,030	1,073	10%
Mid-line domestic	2,704	2,438	266	11%
Total new vehicle retail units—same store(1)	19,499	17,401	2,098	12%
Fleet vehicles	319	579	(260)	(45)%
Total new vehicle units—same store(1)	19,818	17,980	1,838	10%
New vehicle units—acquisitions	223	—
New vehicle units—actual	20,041	17,980	2,061	11%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2013	2012
Revenue per new vehicle sold—same store(1)	$33,076	$31,974	$1,102	3%
Gross profit per new vehicle sold—same store(1)	$2,028	$2,141	$(113)	(5)%
New vehicle gross margin—same store(1)	6.1%	6.7%	(0.6)%	(9)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $89.6 million (16%) increase in new vehicle revenue was primarily a result of a $38.2 million (19%) increase in revenue from our luxury brands and a $33.1 million (11%) increase in revenue from our mid-line import brands, which drove an $80.6 million (14%) increase in overall same store new vehicle revenue. Our total new vehicle revenue also benefited from $9.0 million derived from acquisitions. Same store unit volumes for our luxury and mid-line import brands increased 19% and 10%, respectively, reflecting (i) a general increase in consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) an improvement in the availability of new vehicle inventory from which to choose. Unit volumes from our domestic brands also increased 11% on a same store basis. New vehicle SAAR increased to 15.3 million for the first quarter of 2013 as compared to 14.2 million for the first quarter of 2012.
Total new vehicle gross profit increased by $2.2 million (6%), primarily driven by a $1.6 million (10%) increase in gross profit from our luxury brands. Our mid-line import brands, which experienced a 10% increase in unit volume, also experienced a 70 basis point decrease in gross profit margin when compared to the prior year period primarily as a result of higher inventory levels and increased competition among mid-line import brands. Our same store gross profit per new vehicle sold decreased by $113 (5%), largely driven by a reduction in gross profit associated with our mid-line import vehicle sales. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand.
Used Vehicle—

	For the Three Months Ended March 31,		Increase	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$312.9	$273.5	$39.4	14%
Used vehicle retail revenues—acquisitions	5.6	—
Total used vehicle retail revenues	318.5	273.5	45.0	16%

Used vehicle wholesale revenues—same store(1)	47.3	43.2	4.1	9%
Used vehicle wholesale revenues—acquisitions	0.5	—
Total used vehicle wholesale revenues	47.8	43.2	4.6	11%
Used vehicle revenue, as reported	$366.3	$316.7	$49.6	16%
Gross profit:
Used vehicle retail gross profit—same store(1)	$29.8	$27.4	$2.4	9%
Used vehicle retail gross profit—acquisitions	0.7	—
Total used vehicle retail gross profit	30.5	27.4	3.1	11%

Used vehicle wholesale gross profit—same store(1)	0.8	0.6	0.2	33%
Used vehicle wholesale gross profit—acquisitions	—	—
Total used vehicle wholesale gross profit	0.8	0.6	0.2	33%
Used vehicle gross profit, as reported	$31.3	$28.0	$3.3	12%
Used vehicle retail units:
Used vehicle retail units—same store(1)	16,135	14,794	1,341	9%
Used vehicle retail units—acquisitions	208	—
Used vehicle retail units—actual	16,343	14,794	1,549	10%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2013	2012
Revenue per used vehicle retailed—same store(1)	$19,393	$18,487	$906	5%
Gross profit per used vehicle retailed—same store(1)	$1,847	$1,852	$(5)	—%
Used vehicle retail gross margin—same store(1)	9.5%	10.0%	(0.5)%	(5)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $49.6 million (16%) increase in used vehicle revenue was the result of a $45.0 million (16%) increase in used vehicle retail revenue and a $4.6 million (11%) increase in used vehicle wholesale revenue, which include $5.6 million and $0.5 million, respectively, derived from acquisitions. The 9% increase in same store used vehicle retail unit sales reflects the ongoing impact of our "Asbury 1-2-1" program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
The $3.1 million (11%) increase in used vehicle retail gross profit was driven primarily by higher unit volumes, partially offset by a 50 basis point decrease in our same store used vehicle retail gross margin. The decrease in our same store used vehicle gross margin can be partially attributed to the increased availability of competitively priced new models that, until mid-2012, were in short supply as a result of the 2011 natural disaster and related events in Japan.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 32 days of supply in our inventory as of March 31, 2013.

Parts and Service—

	For the Three Months Ended March 31,		Increase	% Change
	2013	2012
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$145.6	$140.7	$4.9	3%
Parts and service revenues—acquisitions	2.0	—
Parts and service revenue, as reported	$147.6	$140.7	$6.9	5%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$51.6	$49.5	$2.1	4%
Reconditioning and preparation	19.1	16.0	3.1	19%
Warranty	11.0	10.0	1.0	10%
Wholesale parts	4.9	4.8	0.1	2%
Total parts and service gross profit—same store(1)	86.6	80.3	6.3	8%
Parts and service gross profit—acquisitions	1.1	—
Parts and service gross profit, as reported	$87.7	$80.3	$7.4	9%
Parts and service gross margin—same store(1)	59.4%	57.1%	2.3%	4%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $6.9 million (5%) increase in parts and service revenue was primarily due to (i) a $3.3 million (3%) increase in same store customer pay revenue, (ii) a $1.0 million (5%) increase in same store warranty revenue and (iii) $2.0 million derived from acquisitions. The 230 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including a 19% increase in gross profit from reconditioning and preparation of vehicles and a 4% increase in our customer pay parts and service gross profit. The $3.1 million increase in reconditioning and preparation gross profit was primarily driven by a 12% increase in our same store new vehicle retail unit sales and a 9% increase in our same store used vehicle retail unit sales. Gross profit associated with warranty work increased by $1.0 million (10%), partially due to certain manufacturer recalls that occurred during the first quarter of 2013 that drove increased warranty work, as well as increased units in operation as sales of new vehicles in the United States have continued to increase over the past few years.
We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.
Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$46.5	$37.7	$8.8	23%
Finance and insurance, net—acquisitions	0.5	—
Finance and insurance, net as reported	$47.0	$37.7	$9.3	25%
Finance and insurance, net per vehicle sold—same store(1)	$1,293	$1,150	$143	12%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $9.3 million (25%) during the first quarter of 2013 as compared to the first quarter of 2012, primarily due to (i) an 11% increase in retail unit sales and (ii) a 12% increase in F&I per vehicle sold. The $143 increase in F&I per vehicle sold was primarily attributable to improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improved availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General and Administrative Expense—

	For the Three Months Ended March 31,					% of Gross Profit (Decrease) Increase
	2013	% of Gross Profit	2012	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$67.3	33.0%	$63.8	34.6%	$3.5	(1.6)%
Sales compensation	21.7	10.6%	18.6	10.1%	3.1	0.5%
Share-based compensation	2.5	1.2%	2.4	1.3%	0.1	(0.1)%
Outside services	14.1	6.9%	14.4	7.8%	(0.3)	(0.9)%
Advertising	7.2	3.5%	6.2	3.4%	1.0	0.1%
Rent	8.7	4.3%	8.9	4.8%	(0.2)	(0.5)%
Utilities	3.3	1.6%	3.5	1.9%	(0.2)	(0.3)%
Insurance	2.8	1.4%	2.4	1.3%	0.4	0.1%
Other	18.7	9.3%	17.2	9.3%	1.5	—%
Selling, general and administrative expense—same store(1)	146.3	71.8%	137.4	74.5%	8.9	(2.7)%
Acquisitions	1.8		—
Selling, general and administrative—actual	$148.1	71.6%	$137.4	74.5%	$10.7	(2.9)%
Gross profit—same store(1)	$203.9		$184.5
Gross profit—actual	$206.7		$184.5
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 71.8% for the first quarter of 2013 as compared to 74.5% for the first quarter of 2012. The 270 basis point decrease was primarily attributable to (i) a 160 basis point decrease in personnel costs as a result of further leveraging our fixed cost structure, (ii) a 90 basis point decrease in outside service costs as a result of lower legal fees and training costs in the 2013 period when compared to the 2012 period and (iii) a 50 basis point decrease in rent expense primarily as a result of our purchase of certain previously leased real estate during 2012.
We continue to be engaged in numerous productivity initiatives designed to further reduce our fixed cost structure and improve our profitability and are currently focused on fully leveraging our single dealer management system with our other technology platforms and various back office processes.
Floor Plan Interest Expense —
The $0.4 million (15%) increase in floor plan interest expense was primarily the result of higher levels of new vehicle inventory during the first quarter of 2013 when compared to the first quarter of 2012, which was the result of depressed new vehicle inventory levels in the first half of 2012 due primarily to the natural disaster and related events in Japan in 2011.
Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for the first quarters of 2013 and 2012 was $1.2 million and $1.3 million, respectively.
Income Tax Expense—
The $4.3 million (39%) increase in income tax expense was primarily a result of the $11.0 million (39%) increase in income before income taxes in the first quarter of 2013 as compared to the first quarter of 2012. Our effective tax rate increased from 38.8% for the 2012 period to 38.9% in the 2013 period. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2013 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2013.
Discontinued Operations—
During the first quarter of 2013, we sold one franchise (one dealership location) that was classified as discontinued operations. The $8.6 million, net of tax, net gain from discontinued operations in the first quarter of 2013 includes an $8.9 million, net of tax, gain on the sale of one franchise (one dealership location), which was partially offset by $0.3 million, net of tax, of net operating losses of franchises sold prior to March 31, 2013, including rent and other expenses of idle facilities.
The $0.4 million, net of tax, net gain from discontinued operations for the first quarter of 2012 consists of net operating gains of franchises and ancillary businesses sold prior to March 31, 2013, partially offset by rent and other expenses of idle facilities.
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2013, we had total available liquidity of $311.7 million, which consisted of cash and cash equivalents of $0.1 million, borrowing availability of $224.9 million under our revolving credit facilities and $86.7 million of availability under our floor plan offset account, described below, which is generally accessible within one to two days. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of March 31, 2013, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.
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
We currently have the following material credit facilities, floor plan facilities, mortgage notes, and senior subordinated notes. For a more detailed description of the material terms of our senior secured credit facilities, mortgage notes and senior subordinated notes, refer to the "Floor Plan Notes Payable" and “Long-Term Debt” footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

•
Revolving credit facility - a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of March 31, 2013, we had $14.6 million in outstanding letters of credit, resulting in $160.4 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of March 31, 2013.

•
New inventory floor plan facilities - a $625.0 million senior secured new vehicle revolving floor plan facility. In conjunction with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor plan interest expense on our Condensed Consolidated Statements of Income. As of March 31, 2013, we had $86.7 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations. As of March 31, 2013, we had $463.4 million, net outstanding under our senior secured new vehicle revolving floor plan facility and $60.6 million outstanding under our floor plan facility with Ford.

•
Used vehicle floor plan facility - a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. As of March 31, 2013, we had $2.0 million outstanding under our used vehicle revolving floor plan facility, which was drawn for general corporate purposes, and $64.5 million of remaining borrowing availability under our used vehicle revolving floor plan facility.

•	Mortgage notes - as of March 31, 2013, we had $130.3 million of mortgage note obligations. These obligations are secured by the related underlying property.

•
7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - as of March 31, 2013, we had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We are required to pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•
8.375% Senior Subordinated Notes due 2020 (“8.375% Notes”) - as of March 31, 2013, we had $200.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020.

Under the terms of the senior secured credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floor plan indebtedness, (ii) certain refinancings, refunds, renewals or extensions of existing indebtedness, and (iv) other customary permitted indebtedness.
Mortgage Financing
During the three months ended March 31, 2013, we entered into one fixed rate mortgage note payable which is collateralized by the related real estate at one of our owned dealership locations. The initial principal amount of the mortgage note payable was $12.5 million. In connection with our entrance into this mortgage note payable, we paid approximately $0.1 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage note payable.
Covenants
We are subject to a number of covenants in our various debt and lease agreements. We are currently in compliance with all of our covenants.
Subordinated Note Repurchases
Our board of directors has authorized us, from time to time, to repurchase various of our senior subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase our senior subordinated notes is dependent upon prevailing market conditions, our liquidity position, applicable limitations in any agreements to which we are a party, and other factors. Currently, the credit agreement governing our senior secured credit facilities allows us to purchase at least $25.0 million of our debt securities per calendar year, subject to increase based on availability under our senior secured credit facilities.
Share Repurchases
In December 2012, our Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock in open market transactions, effective January 1, 2013. During the first quarter of 2013, we repurchased a total of 213,303 shares of our common stock under our authorized repurchase program for a total of $7.4 million. As of March 31, 2013, we had remaining authorization to repurchase $42.6 million in shares of our common stock.

During the first quarter of 2013, we also repurchased 114,561 shares of our common stock for $4.2 million from employees in connection with a net share settlement feature of employee equity-based awards.
Deferred Compensation Plan
We have historically sponsored the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan” or the "Plan") wherein eligible employees, generally those at senior levels, may elect to defer a portion of their annual compensation. In February 2012, our Board of Directors elected to terminate the Plan. During the three months ended March 31, 2013, we (i) received a $7.8 million lump sum distribution as a result of the termination of the Plan and (ii) used these proceeds to relieve our corresponding $7.8 million total liability to the Plan's participants.

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

	For the Three Months Ended March 31,
	2013	2012
	(In millions)
Reconciliation of Cash provided by (used in) operating activities to Cash (used in) provided by operating activities, as adjusted
Cash provided by (used in) operating activities, as reported	$8.4	$(36.1)
New vehicle floor plan (repayments) borrowings - non-trade, net	(38.2)	68.3
Cash (used in) provided by operating activities, as adjusted	$(29.8)	$32.2

Operating Activities—
Net cash provided by operating activities totaled $8.4 million for the three months ended March 31, 2013. Net cash used in operating activities totaled $36.1 million for the three months ended March 31, 2012. Net cash used in operating activities, as adjusted, totaled $29.8 million for the three months ended March 31, 2013. Net cash provided by operating activities, as adjusted, totaled $32.2 million for the for the three months ended March 31, 2012. Net cash (used in) provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $62.0 million decrease in our net cash provided by operating activities, as adjusted, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily the result of the following:

•
$72.9 million related to an increase in inventory, net of floor plan notes payable, primarily as a result of a $74.1 million increase in our floor plan offset account during the first three months of 2013 when compared to the first three months of 2012;

•	$8.3 million related to a decrease in accounts payable and accrued expenses during the first three months of 2013 when compared to the first three months of 2012; and

•	$3.2 million refund of excess funding received during the three months ended March 31, 2012 related to our Deferred Compensation Plan.
The decrease in our cash provided by operating activities, as adjusted, was partially offset by:

•
$22.6 million related to sales volume and the associated timing of collection of accounts receivable and contracts-in-transit during the first three months of 2013 as compared to the first three months of 2012.

Investing Activities—
Net cash provided by investing activities totaled $27.4 million for the three months ended March 31, 2013. Net cash used in investing activities totaled $14.0 million for the three months ended March 31, 2012. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate and lease buyouts, were $6.5 million and $8.0 million for the three months ended March 31, 2013 and 2012, respectively. Real estate related capital expenditures totaled $6.0 million for the three months ended March 31, 2012.
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
Proceeds from the sale of assets totaled $33.9 million for the three months ended March 31, 2013. Included in proceeds from the sale of assets for the three months ended March 31, 2013 was $7.5 million associated with the sale of inventory in connection with the sale of one franchise (one dealership location). We continuously monitor the profitability and market value of our dealerships and may, under certain conditions, strategically divest certain dealerships.
Financing Activities—
Net cash used in financing activities totaled $41.9 million for the three months ended March 31, 2013. Net cash provided by financing activities totaled $43.0 million for the three months ended March 31, 2012.
During the three months ended March 31, 2013 and 2012, we had non-trade floor plan borrowings of $730.5 million and $696.5 million, respectively. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the three months ended March 31, 2013 and 2012, we made non-trade floor plan repayments of $768.7 million and $628.2 million, respectively. Included in the $768.7 million of non-trade floor plan repayments was a $74.1 million increase in our floor plan offset account. In addition, during the three months ended 2013 we made non-trade floor plan repayments of $5.4 million related to the divestitures of one franchise (one dealership location).

During the three months ended March 31, 2013 we entered into one fixed rate mortgage note payable which was collateralized by the related real estate of that dealership location. The initial principal amount of the mortgage note payable was $12.5 million. We paid $0.1 million in debt issuance costs associated with this mortgage.
Repayments of borrowings totaled $1.2 million and $25.8 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2012, we repaid $24.7 million of mortgage notes payable prior to their associated maturity.
During the three months ended March 31, 2013, we repurchased a total of 213,303 shares of our common stock under our authorized repurchase program for $7.4 million. During the three months ended March 31, 2013, we also repurchased 114,561 shares of our common stock for $4.2 million from employees in connection with a net share settlement feature of employee equity-based awards.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $72.6 million under these agreements as of March 31, 2013, with an additional $10.0 million available to repurchase common stock only.
Pursuant to an authorization from our board of directors, as of March 31, 2013, we had remaining authorization to purchase up to $42.6 million of our common stock.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 9 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $634.8 million of total variable interest rate debt (including floor plan notes payable) outstanding as of March 31, 2013, a 1% change in interest rates could result in a change of as much as $6.3 million to our annual other interest expense.
We received $5.8 million of floor plan assistance from certain automobile manufacturers during the three months ended March 31, 2013. Floor plan assistance reduced cost of sales (including amounts classified as discontinued operations) for the three months ended March 31, 2013 by $5.3 million and reduced new vehicle inventory by $5.9 million and $5.4 million as of March 31, 2013 and December 31, 2012, respectively. Although we can provide no assurance as to the amount of future floor plan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floor plan assistance from certain automobile manufacturers.
Hedging Risk
We are party to an interest rate swap agreement which had a notional principal amount of $19.4 million as of March 31, 2013. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
For additional information about the effect of our derivative instruments on the accompanying condensed consolidated financial statements, see Note 6 “Financial Instruments and Fair Value” of the notes thereto.
In connection with the sale of our 3% Convertible Notes in March 2007, we entered into separate warrant transactions whereby we sold to Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”) warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of March 31, 2013, the strike price was $44.74 as a result of certain dividend payments. These warrants expire in a series of tranches through April 2013.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

From time to time, we are and may become involved in various claims relating to, and arising out of our business and our operations. These claims may involve, but are not limited to, financial and other audits by vehicle manufacturers, lenders and certain federal, state and local government authorities, which relate primarily to (a) allegations of violations of manufacturer agreements or policies, (b) compliance with lender rules and covenants and (c) payments made to government authorities relating to federal, state and local taxes, as well as compliance with other government regulations. Claims may also arise through litigation, government proceedings and other dispute resolution processes. Such claims, including class actions, can relate to, but are not limited to, the practice of charging administrative fees, employment-related matters, truth-in-lending practices, contractual disputes, actions brought by governmental authorities and other matters. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited to $72.6 million as of March 31, 2013, with an additional $10.0 million available to repurchase common stock only.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
01/01/2013 - 01/31/2013	81,803	$33.29	81,803	$47.3
02/01/2013 - 02/28/2013	74,500	$35.45	74,500	$44.6
03/01/2013 - 03/31/2013	57,000	$35.45	57,000	$42.6

In December 2012, our board of directors authorized the repurchase of up to $50.0 million in shares of our common stock, effective January 1, 2013. During the first quarter ended March 31, 2013, we repurchased 213,303 shares of our common stock for $7.4 million. As of March 31, 2013, we had remaining authorization to repurchase up to $42.6 million in shares of our common stock.

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

Asbury Automotive Group, Inc.

Date: April 24, 2013	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: April 24, 2013	By:	/s/ Scott J. Krenz
	Name:	Scott J. Krenz
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.