Form 10-Q
period 2013-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2013-07-24
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 23, 2013 was 31,124,573.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67.0	$6.2
Contracts-in-transit	118.6	129.4
Accounts receivable (net of allowance of $0.9 and $1.0, respectively)	82.4	94.3
Inventories	712.5	648.5
Deferred income taxes	11.8	10.9
Assets held for sale	9.2	27.6
Other current assets	70.2	69.5
Total current assets	1,071.7	986.4
PROPERTY AND EQUIPMENT, net	578.6	565.8
GOODWILL	28.4	28.4
DEFERRED INCOME TAXES, net of current portion	22.6	27.5
OTHER LONG-TERM ASSETS	54.0	53.3
Total assets	$1,755.3	$1,661.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$60.7	$55.1
Floor plan notes payable—non-trade	436.8	501.6
Current maturities of long-term debt	5.0	4.6
Accounts payable and accrued liabilities	199.8	209.1
Liabilities associated with assets held for sale	—	9.4
Total current liabilities	702.3	779.8
LONG-TERM DEBT	580.8	461.4
OTHER LONG-TERM LIABILITIES	18.6	17.4
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 40,098,016 and 39,824,708 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	505.7	499.0
Retained earnings	113.9	54.4
Treasury stock, at cost; 8,973,443 and 8,507,948 shares, respectively	(166.1)	(149.4)
Accumulated other comprehensive loss	(0.3)	(1.6)
Total shareholders’ equity	453.6	402.8
Total liabilities and shareholders’ equity	$1,755.3	$1,661.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
New vehicle	$743.0	$648.0	$1,407.5	$1,222.9
Used vehicle	395.2	330.7	761.5	647.4
Parts and service	153.9	141.4	301.5	282.1
Finance and insurance, net	52.4	41.4	99.4	79.1
Total revenues	1,344.5	1,161.5	2,569.9	2,231.5
COST OF SALES:
New vehicle	698.4	606.1	1,322.2	1,142.5
Used vehicle	364.6	305.0	699.6	593.7
Parts and service	59.6	58.6	119.5	119.0
Total cost of sales	1,122.6	969.7	2,141.3	1,855.2
GROSS PROFIT	221.9	191.8	428.6	376.3
OPERATING EXPENSES:
Selling, general and administrative	154.2	138.5	302.3	275.9
Depreciation and amortization	5.9	5.7	11.8	11.4
Other operating expense, net	4.4	0.6	4.5	0.6
Income from operations	57.4	47.0	110.0	88.4
OTHER EXPENSES:
Floor plan interest expense	(3.1)	(2.9)	(6.2)	(5.6)
Other interest expense, net	(9.5)	(8.7)	(18.7)	(17.9)
Swap interest expense	(0.9)	(1.2)	(2.1)	(2.5)
Convertible debt discount amortization	—	(0.2)	—	(0.3)
Total other expenses, net	(13.5)	(13.0)	(27.0)	(26.3)
Income before income taxes	43.9	34.0	83.0	62.1
INCOME TAX EXPENSE	16.7	13.1	31.9	24.0
INCOME FROM CONTINUING OPERATIONS	27.2	20.9	51.1	38.1
DISCONTINUED OPERATIONS, net of tax	(0.2)	0.2	8.4	0.6
NET INCOME	$27.0	$21.1	$59.5	$38.7
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.88	$0.67	$1.66	$1.23
Discontinued operations	—	0.01	0.27	0.01
Net income	$0.88	$0.68	$1.93	$1.24
Diluted—
Continuing operations	$0.87	$0.66	$1.64	$1.21
Discontinued operations	—	0.01	0.27	0.01
Net income	$0.87	$0.67	$1.91	$1.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	30.8	31.1	30.8	31.1
Stock options	—	0.2	—	0.3
Restricted stock	0.2	0.1	0.2	0.1
Performance share units	0.1	0.1	0.1	0.1
Diluted	31.1	31.5	31.1	31.6

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$27.0	$21.1	$59.5	$38.7
Other comprehensive income (loss) - net of tax:
Change in fair value of cash flow swaps	0.1	(0.1)	0.2	(0.1)
Amortization of terminated cash flow swaps	0.8	1.2	1.9	2.4
Income tax expense associated with cash flow swaps	(0.3)	(0.4)	(0.8)	(0.9)
Comprehensive income	$27.6	$21.8	$60.8	$40.1

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$59.5	$38.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	11.8	11.4
Stock-based compensation	4.4	3.8
Deferred income taxes	4.0	6.5
Loaner vehicle amortization	4.7	4.3
Excess tax benefit on share-based arrangements	(2.2)	(2.1)
Lease termination charge	3.4	—
Loss on disposal of fixed assets	2.4	0.8
Gain on sale of assets	(14.6)	(0.2)
Other adjustments, net	2.4	3.9
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	10.8	16.1
Accounts receivable	4.5	(8.4)
Proceeds from the sale of accounts receivable	7.5	9.7
Inventories	(33.9)	(52.7)
Other current assets	(41.3)	(37.4)
Floor plan notes payable—trade	5.6	(16.0)
Accounts payable and accrued liabilities	(5.7)	0.5
Proceeds from deferred compensation plan termination	7.8	—
Distribution of deferred compensation plan assets to participants	(7.8)	—
Deferred compensation plan excess funding refund	—	3.2
Other long-term assets and liabilities, net	1.4	—
Net cash provided by (used in) operating activities	24.7	(17.9)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(15.8)	(18.5)
Capital expenditures—capitalized interest	(0.5)	(0.4)
Purchases of real estate	(0.5)	(6.0)
Purchases of previously leased real estate	(13.8)	(4.7)
Proceeds from the sale of assets	33.9	3.3
Net cash provided by (used in) investing activities	3.3	(26.3)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	1,499.7	1,439.7
Floor plan repayments—non-trade	(1,564.5)	(1,345.9)
Floor plan repayments—non-trade divestitures	(5.4)	(2.1)
Proceeds from borrowings	122.2	—
Repayments of borrowings	(2.4)	(42.8)
Payment of debt issuance costs	(2.4)	—
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(16.7)	(11.3)
Excess tax benefit on share-based arrangements	2.2	2.1
Proceeds from the exercise of stock options	0.1	1.8
Net cash provided by financing activities	32.8	41.5
Net increase (decrease) in cash and cash equivalents	60.8	(2.7)
CASH AND CASH EQUIVALENTS, beginning of period	6.2	11.4
CASH AND CASH EQUIVALENTS, end of period	$67.0	$8.7
See Note 8 for supplemental cash flow information

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 97 franchises (76 dealership locations) in 18 metropolitan markets within 10 states as of June 30, 2013. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of June 30, 2013, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic brands. We also operate 23 collision repair centers that serve customers in our local markets.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications of amounts previously reported have been made to the accompanying Condensed Consolidated Financial Statements in order to conform to current presentation. These reclassifications had no effect on previously reported net income.
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
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Amounts in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 have been reclassified to reflect the results of franchises sold or closed subsequent to June 30, 2012 as if we had classified those franchises as discontinued operations for all periods presented.
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
3. INVENTORIES
Inventories consisted of the following:

	As of
	June 30, 2013	December 31, 2012
	(In millions)
New vehicles	$552.2	$517.4
Used vehicles	120.6	94.6
Parts and accessories	39.7	36.5
Total inventories	$712.5	$648.5
The lower of cost or market reserves reduced total inventory cost by $5.0 million and $4.7 million as of June 30, 2013 and December 31, 2012, respectively. In addition to the inventories shown above, as of December 31, 2012 we had $6.6 million of inventories classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheet as they were associated with a franchise held for sale. As of June 30, 2013 and December 31, 2012, certain automobile manufacturer incentives reduced new vehicle inventory cost by $6.3 million, and reduced new vehicle cost of sales from continuing operations for the six months ended June 30, 2013 and June 30, 2012 by $13.0 million and $11.4 million, respectively.
4. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
During the six months ended June 30, 2013, we sold one franchise (one dealership location). There were no assets or liabilities associated with pending dispositions as of June 30, 2013. Assets and liabilities associated with pending dispositions totaled $18.4 million and $9.4 million, respectively, as of December 31, 2012.
Real estate not currently used in our operations that we are actively marketing to sell totaled $9.2 million as of June 30, 2013 and December 31, 2012. There were no liabilities associated with our real estate assets held for sale as of June 30, 2013 or December 31, 2012.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	June 30, 2013	December 31, 2012
	(In millions)
Assets:
Inventories	$—	$6.6
Property and equipment, net	9.2	20.7
Goodwill	—	0.3
Total assets	9.2	27.6
Liabilities:
Floor plan notes payable—non-trade	—	5.4
Accrued liabilities	—	4.0
Total liabilities	—	9.4
Net assets held for sale	$9.2	$18.2

5. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	June 30, 2013	December 31, 2012
	(In millions)
8.375% Senior Subordinated Notes due 2020	$300.0	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
Mortgage notes payable bearing interest at fixed and variable rates	129.1	118.9
Capital lease obligations	3.8	3.9
	576.1	466.0
Add: unamortized premium on 8.375% Senior Subordinated Notes due 2020	9.7	—
Long-term debt, including current portion	585.8	466.0
Less: current portion	(5.0)	(4.6)
Long-term debt	$580.8	$461.4

In June 2013, we completed an add-on issuance of $100.0 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2020 (the “8.375% Notes”) at a price of 109.75% of par, plus accrued interest from May 15, 2013 (the "June 2013 Offering"). After deducting the initial purchasers' discounts and estimated expenses of the June 2013 Offering of $2.3 million, we received net proceeds of approximately $108.3 million from this offering. The $9.8 million premium paid by the initial purchasers is included as a component of long-term debt on our Condensed Consolidated Balance Sheet as of June 30, 2013. The $9.8 million premium is being amortized as a reduction of interest expense over the remaining term of the 8.375% Notes, and the $2.3 million of capitalized costs associated with the offering are being amortized as an addition to interest expense over the remaining term of the 8.375% Notes. Including the amortization of the $9.8 million premium, and assuming the 8.375% Notes are held until their maturity in November 2020, the effective interest rate on the June 2013 Offering will be 6.725%.
During the six months ended June 30, 2013, we entered into one fixed rate mortgage note payable which was collateralized by the related real estate at one of our owned dealership locations. The initial principal amount of the mortgage note payable was $12.5 million. In connection with our entrance into this mortgage note payable, we paid approximately $0.1 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage note payable.
Asbury Automotive Group, Inc. is a holding company with no material independent assets or operations. For all periods presented, our 8.375% Notes and our 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes") have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are "minor" (as defined in Rule3-10(h) of Regulation S-X). As of June 30, 2013, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
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
Financial instruments consist primarily of cash and cash equivalents, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable and interest rate swap agreements. The carrying values of our financial instruments, with the exception of subordinated long-term debt, approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. The fair market value of our subordinated long-term debt is based on reported market prices which reflect Level 2 inputs. Level 2 inputs are valuations based on quoted market prices in markets that are not active or do not have a high trading volume. A summary of the carrying values and fair values of our 8.375% Notes and our 7.625% Notes is as follows:

	As of
	June 30, 2013	December 31, 2012
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$309.7	$200.0
7.625% Senior Subordinated Notes due 2017	143.2	143.2
Total carrying value	$452.9	$343.2

Fair Value:
8.375% Senior Subordinated Notes due 2020	$330.0	$221.5
7.625% Senior Subordinated Notes due 2017	147.0	147.5
Total fair value	$477.0	$369.0

We have an interest rate swap agreement which had a notional principal amount of $19.1 million as of June 30, 2013. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income, including the impact on AOCI (in millions):

For the Three Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2013	Interest rate swaps	$—	Swap interest expense	$(0.1)	$(0.8)	$—	N/A
2012	Interest rate swaps	$(0.1)	Swap interest expense	$—	$(1.2)	$—	N/A

For the Six Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2013	Interest rate swaps	$—	Swap interest expense	$(0.2)	$(1.9)	$—	N/A
2012	Interest rate swaps	$(0.2)	Swap interest expense	$(0.1)	$(2.4)	$—	N/A

 On the basis of yield curve conditions as of June 30, 2013, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $0.2 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swap. Other than that assumption, all other inputs reflect Level 2 inputs.

Information about amounts reclassified out of AOCI	(In millions)
Accumulated other comprehensive loss—December 31, 2012	$(1.6)
Change in fair value of cash flow swaps	0.2
Amortization of terminated cash flow swaps	1.9
Total amount reclassified to swap interest expense	2.1
Income tax expense associated with cash flow swaps	(0.8)
Accumulated other comprehensive loss—June 30, 2013	$(0.3)
Market Risk Disclosures as of June 30, 2013:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$19.1	1 month LIBOR	October 2015	$(0.4)

____________________________
* The total fair value of our swap is a $0.4 million net liability, of which $0.2 million is included in Accounts Payable and Accrued Liabilities and $0.2 million is included in Other Long-Term Liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheet.
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

7. DISCONTINUED OPERATIONS AND DIVESTITURES
During the six months ended June 30, 2013, we sold one franchise (one dealership location) that was classified as discontinued operations. The accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 have been reclassified to reflect the status of our discontinued operations as of June 30, 2013. Operating expenses in the table below include rent and other expenses of idle facilities previously associated with businesses sold or closed prior to June 30, 2013.
The following tables provide further information regarding our discontinued operations as of June 30, 2013, and includes the results of businesses sold prior to June 30, 2013:

	For the Three Months Ended June 30,
	2013	2012
	(In millions, except franchise data)
Franchises:
Mid-line import	—	1
Luxury	—	3
Total	—	4
Revenues	$—	$33.0
Cost of sales	—	27.7
Gross profit	—	5.3
Operating expenses	0.3	5.2
(Loss) income from operations	(0.3)	0.1
Gain on disposition	—	0.2
(Loss) income before income taxes	(0.3)	0.3
Income tax benefit (expense)	0.1	(0.1)
Discontinued operations, net of tax	$(0.2)	$0.2

	For the Six Months Ended June 30,
	2013	2012
	(In millions, except franchise data)
Franchises:
Mid-line import	1	1
Luxury	—	3
Total	1	4
Revenues	$3.8	$68.2
Cost of sales	3.4	56.6
Gross profit	0.4	11.6
Operating expenses	1.3	10.7
(Loss) income from operations	(0.9)	0.9
Other expense, net	—	(0.1)
Gain on disposition	14.6	0.2
Income before income taxes	13.7	1.0
Income tax expense	(5.3)	(0.4)
Discontinued operations, net of tax	$8.4	$0.6

8. SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2013 and 2012, we made interest payments, including amounts capitalized, totaling $23.2 million and $23.1 million, respectively. Included in these interest payments are $5.8 million and $5.1 million of floor plan interest payments for the six months ended June 30, 2013 and 2012, respectively.
During the six months ended June 30, 2013 and 2012, we made income tax payments, net of refunds received, totaling $29.3 million and $16.0 million, respectively.
During the six months ended June 30, 2013 and 2012, we sold $7.6 million and $10.0 million, respectively, of trade receivables, at a total discount of $0.2 million and $0.3 million, respectively.
During the six months ended June 30, 2013 and 2012, we transferred $30.8 million and $25.7 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2013, we entered into two transactions in which we purchased various previously leased real estate, for a total purchase price of $13.8 million. These transactions included the termination of the related lease obligations, resulting in a loss of $3.4 million, which is included in Other Operating Expense, net in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013.
Until February 2012, we sponsored the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan” or the "Plan") wherein eligible employees, generally those at senior levels, could elect to defer a portion of their annual compensation. In February 2012, our Board of Directors elected to terminate the Plan. During the six months ended June 30, 2013, we (i) received a $7.8 million lump sum distribution as a result of the termination of the Plan and (ii) used these proceeds to relieve our corresponding $7.8 million total liability to the Plan's participants.

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

From time to time, we and our dealerships are or may become involved in various claims relating to, and arising out of, our business and our operations.  These claims may involve, but not be limited to, financial and other audits by vehicle manufacturers, lenders and certain federal, state and local government authorities, which have historically related primarily to (a) incentive and warranty payments received from vehicle manufacturers, or allegations of violations of manufacturer agreements or policies, (b) compliance with lender rules and covenants and (c) payments made to government authorities relating to federal, state and local taxes, as well as compliance with other government regulations. Claims may also arise through litigation, government proceedings and other dispute resolution processes.  Such claims, including class actions, could relate to, but may not be limited to, the practice of charging administrative fees and other fees and commissions, employment-related matters, truth-in-lending and other dealer assisted financing obligations, contractual disputes, actions brought by governmental authorities and other matters. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

The Company has recently resolved a dispute with an affiliate of a vehicle manufacturer whose brands we sell relating to the alleged receipt by the Company of certain overpayments from vehicle service work. In April 2013, the Company settled this dispute for an amount approximating its previously established accrual for probable loss related to this matter. The settlement was not material to the Company's financial statements.

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

We had $14.6 million of letters of credit outstanding as of June 30, 2013, which are required by certain of our insurance providers. In addition, as of June 30, 2013, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.

10. SUBSEQUENT EVENTS
In July 2013, we acquired three franchises (three dealership locations) in our existing market of Atlanta, Georgia. We expect that the three franchises (three dealership locations) will represent approximately $115.0 million of annualized revenues.

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

•	the variable nature of significant components of our cost structure;

•	our ability to decrease our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers’ willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to leverage our common systems, infrastructure and processes in a cost-efficient manner;

•	our acquisition and divestiture strategies;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing, including at favorable rates;

•	the growth of mid-line import and luxury brands over the long-term;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our net income as a result of the foregoing and other factors.

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

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 97 franchises (76 dealership locations) in 18 metropolitan markets within 10 states as of June 30, 2013. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of June 30, 2013, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic brands. We also operate 23 collision repair centers that serve customers in our local markets.
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
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 50% of revenue from mid-line import brands and 35% of revenue from luxury brands in the second quarter of 2013, is well positioned for growth over the long term.

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

The United States automotive retail market showed continued improvement through the second quarter of 2013, with new vehicle SAAR increasing to 15.4 million during the second quarter of 2013 as compared to 14.2 million during the second quarter of 2012. We continued to benefit from improving economic conditions in the first half of 2013, which we attribute to improved consumer confidence, the continued availability of credit at terms favorable to consumers resulting primarily from the current low interest rate environment, gradually improving unemployment and the increasing age of the U.S. automotive fleet. We believe that the overall economic recovery will continue to be fragile, and may be subject to further changes based on consumer confidence, interest rates, unemployment levels and other macro-economic factors as the long-term prospects for, and the timing of, a return to a stronger economy continue to be difficult to predict.
We had total available liquidity of $408.0 million as of June 30, 2013, which consisted of cash and cash equivalents of $67.0 million, borrowing availability of $233.1 million under our revolving credit facilities and $107.9 million of availability under our floor plan offset account. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$743.0	$648.0	$95.0	15%
Used vehicle	395.2	330.7	64.5	20%
Parts and service	153.9	141.4	12.5	9%
Finance and insurance, net	52.4	41.4	11.0	27%
Total revenues	1,344.5	1,161.5	183.0	16%
GROSS PROFIT:
New vehicle	44.6	41.9	2.7	6%
Used vehicle	30.6	25.7	4.9	19%
Parts and service	94.3	82.8	11.5	14%
Finance and insurance, net	52.4	41.4	11.0	27%
Total gross profit	221.9	191.8	30.1	16%
OPERATING EXPENSES:
Selling, general and administrative	154.2	138.5	15.7	11%
Depreciation and amortization	5.9	5.7	0.2	4%
Other operating expense, net	4.4	0.6	3.8	NM
Income from operations	57.4	47.0	10.4	22%
OTHER EXPENSES:
Floor plan interest expense	(3.1)	(2.9)	0.2	7%
Other interest expense, net	(9.5)	(8.7)	0.8	9%
Swap interest expense	(0.9)	(1.2)	(0.3)	(25)%
Convertible debt discount amortization	—	(0.2)	(0.2)	NM
Total other expense, net	(13.5)	(13.0)	0.5	4%
Income before income taxes	43.9	34.0	9.9	29%
INCOME TAX EXPENSE	16.7	13.1	3.6	27%
INCOME FROM CONTINUING OPERATIONS	27.2	20.9	6.3	30%
DISCONTINUED OPERATIONS, net of tax	(0.2)	0.2	(0.4)	NM
NET INCOME	$27.0	$21.1	$5.9	28%
Income from continuing operations per common share—Diluted	$0.87	$0.66	$0.21	32%
Net income per common share—Diluted	$0.87	$0.67	$0.20	30%
______________________________
NM—Not Meaningful

	For the Three Months Ended June 30,
	2013	2012
REVENUE MIX PERCENTAGES:
New vehicles	55.3%	55.8%
Used retail vehicles	26.1%	24.0%
Used vehicle wholesale	3.3%	4.4%
Parts and service	11.4%	12.2%
Finance and insurance, net	3.9%	3.6%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	20.1%	21.8%
Used retail vehicles	14.1%	13.6%
Used vehicle wholesale	(0.3)%	(0.2)%
Parts and service	42.5%	43.2%
Finance and insurance, net	23.6%	21.6%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.5%	72.2%
Net income and income from continuing operations increased by $5.9 million (28%) and $6.3 million (30%), respectively, in the second quarter of 2013 as compared to the second quarter of 2012. The increase in income from continuing operations was primarily the result of a $30.1 million (16%) increase in gross profit, which was partially offset by (i) a $15.7 million (11%) increase in SG&A expenses, (ii) a $3.8 million increase in other operating expense, net and (iii) a $3.6 million (27%) increase in income tax expense. Net income and income from continuing operations for the second quarter of 2013 were reduced by $3.2 million, net of tax, due to real estate related charges. On a pre-tax basis, these charges totaled $5.2 million and are included in Other Operating Expense, net.
Gross profit increased across all four of our business lines and was driven by (i) an $11.5 million (14%) increase in parts and service gross profit, (ii) an $11.0 million (27%) increase in F&I gross profit and (iii) a $4.9 million (19%) increase in used vehicle gross profit. Our total gross profit margin remained unchanged at 16.5%. In reviewing the contributions of our business lines to our overall gross profit, we experienced a 200 basis point increase in our finance and insurance business and a 50 basis point increase in our used retail business, which were partially offset by a 70 basis point decrease in our parts and service business.
The $183.0 million (16%) increase in total revenue was primarily a result of (i) a $95.0 million (15%) increase in new vehicle revenue and (ii) a $64.5 million (20%) increase in used vehicle revenue.

New Vehicle—

	For the Three Months Ended June 30,		Increase	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$257.2	$231.0	$26.2	11%
Mid-line import	366.2	322.6	43.6	14%
Mid-line domestic	108.4	94.4	14.0	15%
Total new vehicle revenue—same store(1)	731.8	648.0	83.8	13%
New vehicle revenue—acquisitions	11.2	—
New vehicle revenue, as reported	$743.0	$648.0	$95.0	15%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$18.1	$18.1	$—	—%
Mid-line import	19.1	17.7	1.4	8%
Mid-line domestic	6.8	6.1	0.7	11%
Total new vehicle gross profit—same store(1)	44.0	41.9	2.1	5%
New vehicle gross profit—acquisitions	0.6	—
New vehicle gross profit, as reported	$44.6	$41.9	$2.7	6%

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2013	2012
New vehicle units:
New vehicle retail units—same store(1)
Luxury	5,178	4,681	497	11%
Mid-line import	13,632	12,297	1,335	11%
Mid-line domestic	2,964	2,531	433	17%
Total new vehicle retail units—same store(1)	21,774	19,509	2,265	12%
Fleet vehicles	347	694	(347)	(50)%
Total new vehicle units—same store(1)	22,121	20,203	1,918	9%
New vehicle units—acquisitions	324	—
New vehicle units—actual	22,445	20,203	2,242	11%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2013	2012
Revenue per new vehicle sold—same store(1)	$33,082	$32,074	$1,008	3%
Gross profit per new vehicle sold—same store(1)	$1,989	$2,074	$(85)	(4)%
New vehicle gross margin—same store(1)	6.0%	6.5%	(0.5)%	(8)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $95.0 million (15%) increase in new vehicle revenue was primarily a result of a 9% increase in same store new vehicle unit sales, combined with a 3% increase in same store revenue per new vehicle sold. Our total new vehicle revenue also benefited from $11.2 million derived from acquisitions. Same store unit volumes for both our luxury and mid-line import brand segments increased by 11%, reflecting (i) a general increase in consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) the availability of new vehicle inventory from which to choose. Unit volumes from our domestic brands also increased 17% on a same store basis. New vehicle SAAR increased by 8% to 15.4 million for the second quarter of 2013 as compared to 14.2 million for the second quarter of 2012.
Total new vehicle gross profit increased by $2.7 million (6%), driven by the 9% increase in same store new vehicle unit sales but offset by an 8% decrease in our same store gross profit margin. Our same store gross profit per new vehicle sold decreased by $85 (4%), largely driven by a reduction in gross profit per new vehicle sold associated with our luxury and mid-line import vehicle sales. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand.
Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$344.2	$279.6	$64.6	23%
Used vehicle retail revenues—acquisitions	6.5	—
Total used vehicle retail revenues	350.7	279.6	71.1	25%

Used vehicle wholesale revenues—same store(1)	43.9	51.1	(7.2)	(14)%
Used vehicle wholesale revenues—acquisitions	0.6	—
Total used vehicle wholesale revenues	44.5	51.1	(6.6)	(13)%
Used vehicle revenue, as reported	$395.2	$330.7	$64.5	20%
Gross profit:
Used vehicle retail gross profit—same store(1)	$30.9	$26.1	$4.8	18%
Used vehicle retail gross profit—acquisitions	0.3	—
Total used vehicle retail gross profit	31.2	26.1	5.1	20%

Used vehicle wholesale gross profit—same store(1)	(0.5)	(0.4)	(0.1)	25%
Used vehicle wholesale gross profit—acquisitions	(0.1)	—
Total used vehicle wholesale gross profit	(0.6)	(0.4)	(0.2)	50%
Used vehicle gross profit, as reported	$30.6	$25.7	$4.9	19%
Used vehicle retail units:
Used vehicle retail units—same store(1)	17,458	14,496	2,962	20%
Used vehicle retail units—acquisitions	245	—
Used vehicle retail units—actual	17,703	14,496	3,207	22%

Used Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2013	2012
Revenue per used vehicle retailed—same store(1)	$19,716	$19,288	$428	2%
Gross profit per used vehicle retailed—same store(1)	$1,770	$1,800	$(30)	(2)%
Used vehicle retail gross margin—same store(1)	9.0%	9.3%	(0.3)%	(3)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $64.5 million (20%) increase in used vehicle revenue was the result of a $71.1 million (25%) increase in used vehicle retail revenue, partially offset by a $6.6 million (13%) decrease in used vehicle wholesale revenue. Used vehicle revenue for the second quarter of 2013 included a total of $7.1 million derived from acquisitions. The 20% increase in same store used vehicle retail unit sales reflects increased consumer demand, the availability of credit at terms favorable to the customer and the ongoing impact of our "Asbury 1-2-1" program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
The $5.1 million (20%) increase in used vehicle retail gross profit was driven primarily by higher unit volumes, partially offset by a 30 basis point decrease in our same store used vehicle retail gross margin. The decrease in our same store used vehicle gross margin can be partially attributed to the increased availability of competitively priced new models that, until mid-2012, were in short supply as a result of the 2011 natural disaster and related events in Japan.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 36 days of supply in our inventory as of June 30, 2013.
Parts and Service—

	For the Three Months Ended June 30,		Increase	% Change
	2013	2012
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$151.7	$141.4	$10.3	7%
Parts and service revenues—acquisitions	2.2	—
Parts and service revenue, as reported	$153.9	$141.4	$12.5	9%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$54.4	$51.2	$3.2	6%
Reconditioning and preparation	21.6	17.2	4.4	26%
Warranty	12.0	9.5	2.5	26%
Wholesale parts	5.0	4.9	0.1	2%
Total parts and service gross profit—same store(1)	93.0	82.8	10.2	12%
Parts and service gross profit—acquisitions	1.3	—
Parts and service gross profit, as reported	$94.3	$82.8	$11.5	14%
Parts and service gross margin—same store(1)	61.3%	58.6%	2.7%	5%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $12.5 million (9%) increase in parts and service revenue was primarily due to (i) a $5.6 million (6%) increase in same store customer pay revenue, (ii) a $3.4 million (17%) increase in same store warranty revenue and (iii) $2.2 million derived from acquisitions. The 270 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including a 26% increase in gross profit from reconditioning and preparation of vehicles and a 6% increase in our customer pay parts and service gross profit. The $4.4 million increase in reconditioning and preparation gross profit was primarily driven by a 20% increase in our same store used vehicle retail unit sales and a 9% increase in our same store new vehicle retail unit sales. Gross profit associated with warranty work increased by $2.5 million (26%), partially due to certain manufacturer recalls that occurred during the the first half of 2013 that drove increased warranty work, as well as increased units in operation as sales of new vehicles in the United States have continued to increase over the past few years.
We continue to focus on further increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$51.7	$41.4	$10.3	25%
Finance and insurance, net—acquisitions	0.7	—
Finance and insurance, net as reported	$52.4	$41.4	$11.0	27%
Finance and insurance, net per vehicle sold—same store(1)	$1,306	$1,193	$113	9%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $11.0 million (27%) during the second quarter of 2013 as compared to the second quarter of 2012, primarily due to (i) a 14% increase in same store new and used retail unit sales and (ii) a 9% increase in F&I per vehicle sold. The $113 increase in F&I per vehicle sold was primarily attributable to an improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improved availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General and Administrative Expense—

	For the Three Months Ended June 30,					% of Gross Profit (Decrease) Increase
	2013	% of Gross Profit	2012	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$70.7	32.3%	$62.9	32.8%	$7.8	(0.5)%
Sales compensation	24.3	11.1%	20.4	10.6%	3.9	0.5%
Share-based compensation	1.9	0.9%	1.4	0.7%	0.5	0.2%
Outside services	14.9	6.8%	13.6	7.1%	1.3	(0.3)%
Advertising	7.7	3.5%	7.0	3.6%	0.7	(0.1)%
Rent	8.3	3.8%	8.8	4.6%	(0.5)	(0.8)%
Utilities	3.2	1.5%	3.4	1.8%	(0.2)	(0.3)%
Insurance	2.0	0.9%	3.0	1.6%	(1.0)	(0.7)%
Other	19.4	8.8%	18.0	9.4%	1.4	(0.6)%
Selling, general and administrative expense—same store(1)	152.4	69.6%	138.5	72.2%	13.9	(2.6)%
Acquisitions	1.8		—
Selling, general and administrative—actual	$154.2	69.5%	$138.5	72.2%	$15.7	(2.7)%
Gross profit—same store(1)	$219.1		$191.8
Gross profit—actual	$221.9		$191.8
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 69.6% for the second quarter of 2013 as compared to 72.2% for the second quarter of 2012. The 260 basis point decrease was primarily attributable to (i) a 50 basis point decrease in personnel costs as a result of further leveraging our fixed cost structure and (ii) an 80 basis point decrease in rent expense primarily as a result of our purchase of certain previously leased real estate during 2012 and the first half of 2013.
We continue to be engaged in numerous productivity initiatives designed to further reduce our fixed cost structure and improve our profitability and are currently focused on fully leveraging our single dealer management system with our other technology platforms and various back office processes.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the second quarter of 2013, we recognized (i) $3.4 million of lease termination charges as a result of our purchase of certain previously leased real estate and (ii) $1.8 million of charges related to property and equipment disposals.
Floor Plan Interest Expense —
The $0.2 million (7%) increase in floor plan interest expense was primarily the result of higher levels of new vehicle inventory during the second quarter of 2013 when compared to the second quarter of 2012, which was the result of depressed new vehicle inventory levels in the first half of 2012 due primarily to the natural disaster and related events in Japan in 2011.
Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for the second quarters of 2013 and 2012 was $0.9 million and $1.2 million, respectively. The $0.3 million decrease in swap interest expense during the second quarter of 2013 when compared to the second quarter of 2012 is primarily the result of the completion of the amortization of a previously terminated swap during the second quarter of 2013.
Income Tax Expense—
The $3.6 million (27%) increase in income tax expense was primarily a result of the $9.9 million (29%) increase in income before income taxes in the second quarter of 2013 as compared to the second quarter of 2012. Our effective tax rate decreased from 38.5% for the 2012 period to 38.0% in the 2013 period. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2013 income before income taxes, we expect our effective income tax rate will remain between 38% and 40% in 2013.
Discontinued Operations—
The $0.2 million, net of tax, net loss from discontinued operations in the second quarter of 2013 consists of net operating losses of franchises sold prior to June 30, 2013, including rent and other expenses of idle facilities.
During the second quarter of 2012, we sold one franchise (one dealership location). The $0.2 million, net of tax, net gain from discontinued operations for the second quarter of 2012 includes a $0.1 million, net of tax, gain on the sale of one franchise (one dealership location) and $0.1 million of net operating income of franchises and ancillary businesses sold prior to June 30, 2013, which was partially offset by rent and other expenses of idle facilities.
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

RESULTS OF OPERATIONS
The Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$1,407.5	$1,222.9	$184.6	15%
Used vehicle	761.5	647.4	114.1	18%
Parts and service	301.5	282.1	19.4	7%
Finance and insurance, net	99.4	79.1	20.3	26%
Total revenues	2,569.9	2,231.5	338.4	15%
GROSS PROFIT:
New vehicle	85.3	80.4	4.9	6%
Used vehicle	61.9	53.7	8.2	15%
Parts and service	182.0	163.1	18.9	12%
Finance and insurance, net	99.4	79.1	20.3	26%
Total gross profit	428.6	376.3	52.3	14%
OPERATING EXPENSES:
Selling, general and administrative	302.3	275.9	26.4	10%
Depreciation and amortization	11.8	11.4	0.4	4%
Other operating expense, net	4.5	0.6	3.9	NM
Income from operations	110.0	88.4	21.6	24%
OTHER EXPENSES:
Floor plan interest expense	(6.2)	(5.6)	0.6	11%
Other interest expense, net	(18.7)	(17.9)	0.8	4%
Swap interest expense	(2.1)	(2.5)	(0.4)	(16)%
Convertible debt discount amortization	—	(0.3)	(0.3)	NM
Total other expense, net	(27.0)	(26.3)	0.7	3%
Income before income taxes	83.0	62.1	20.9	34%
INCOME TAX EXPENSE	31.9	24.0	7.9	33%
INCOME FROM CONTINUING OPERATIONS	51.1	38.1	13.0	34%
DISCONTINUED OPERATIONS, net of tax	8.4	0.6	7.8	NM
NET INCOME	$59.5	$38.7	$20.8	54%
Income from continuing operations per common share—Diluted	$1.64	$1.21	$0.43	36%
Net income per common share—Diluted	$1.91	$1.22	$0.69	57%
______________________________
NM—Not Meaningful

	For the Six Months Ended June 30,
	2013	2012
REVENUE MIX PERCENTAGES:
New vehicles	54.8%	54.8%
Used retail vehicles	26.0%	24.9%
Used vehicle wholesale	3.6%	4.2%
Parts and service	11.7%	12.6%
Finance and insurance, net	3.9%	3.5%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	19.9%	21.4%
Used retail vehicles	14.4%	14.2%
Used vehicle wholesale	—%	0.1%
Parts and service	42.5%	43.3%
Finance and insurance, net	23.2%	21.0%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	70.5%	73.3%
Net income and income from continuing operations increased by $20.8 million (54%) and $13.0 million (34%), respectively, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase in income from continuing operations was primarily the result of a $52.3 million (14%) increase in gross profit, which was partially offset by (i) a $26.4 million (10%) increase in SG&A expenses and (ii) a $7.9 million (33%) increase in income tax expense. Net income for the six months ended June 30, 2013 was positively impacted by the sale of one franchise (one dealership location), which resulted in an $8.9 million net-of-tax gain, which is included in discontinued operations, net.
Gross profit increased across all four of our business lines and was driven by (i) a $20.3 million (26%) increase in F&I gross profit, (ii) an $18.9 million (12%) increase in parts and service gross profit, (iii) an $8.2 million (15%) increase in used vehicle gross profit and (iv) a $4.9 million (6%) increase in new vehicle gross profit. Our total gross profit margin decreased 20 basis points to 16.7%, primarily as a result of (i) a 50 basis point decrease in our same store new vehicle retail gross margin and (ii) a 50 basis point decrease in our same store used vehicle retail gross margin, which was partially offset by a 260 basis point increase in our same store parts and service gross margin.
The $338.4 million (15%) increase in total revenue was primarily a result of (i) a $184.6 million (15%) increase in new vehicle revenue, (ii) a $114.1 million (18%) increase in used vehicle revenue and (iii) a $20.3 million (26%) increase in revenue from F&I.

New Vehicle—

	For the Six Months Ended June 30,		Increase	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$492.6	$428.3	$64.3	15%
Mid-line import	689.8	613.0	76.8	13%
Mid-line domestic	204.9	181.6	23.3	13%
Total new vehicle revenue—same store(1)	1,387.3	1,222.9	164.4	13%
New vehicle revenue—acquisitions	20.2	—
New vehicle revenue, as reported	$1,407.5	$1,222.9	$184.6	15%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$34.9	$33.4	$1.5	4%
Mid-line import	36.0	34.9	1.1	3%
Mid-line domestic	13.3	12.1	1.2	10%
Total new vehicle gross profit—same store(1)	84.2	80.4	3.8	5%
New vehicle gross profit—acquisitions	1.1	—
New vehicle gross profit, as reported	$85.3	$80.4	$4.9	6%

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2013	2012
New vehicle units:
New vehicle retail units—same store(1)
Luxury	9,870	8,614	1,256	15%
Mid-line import	25,735	23,327	2,408	10%
Mid-line domestic	5,668	4,969	699	14%
Total new vehicle retail units—same store(1)	41,273	36,910	4,363	12%
Fleet vehicles	666	1,273	(607)	(48)%
Total new vehicle units—same store(1)	41,939	38,183	3,756	10%
New vehicle units—acquisitions	547	—
New vehicle units—actual	42,486	38,183	4,303	11%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2013	2012
Revenue per new vehicle sold—same store(1)	$33,079	$32,027	$1,052	3%
Gross profit per new vehicle sold—same store(1)	$2,008	$2,106	$(98)	(5)%
New vehicle gross margin—same store(1)	6.1%	6.6%	(0.5)%	(8)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $184.6 million (15%) increase in new vehicle revenue was primarily a result of a 10% increase in same store new vehicle unit sales, combined with a 3% increase in same store revenue per new vehicle sold. Our total new vehicle revenue also benefited from $20.2 million derived from acquisitions. Same store unit volumes for our luxury and mid-line import brands increased 15% and 10%, respectively, reflecting (i) a general increase in consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) an improvement in the availability of new vehicle inventory from which to choose. Unit volumes from our domestic brands also increased 14% on a same store basis. New vehicle SAAR increased to 15.4 million for the first half of 2013 as compared to 14.2 million for the first half of 2012.
Total new vehicle gross profit increased by $4.9 million (6%), driven by the 10% increase in same store new vehicle unit sales partially offset by an 8% decrease in our same store gross profit margin. Our same store gross profit per new vehicle sold decreased by $98 (5%), largely driven by a reduction in gross profit per new vehicle sold associated with our luxury and mid-line import vehicle sales. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand.
Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$657.1	$553.1	$104.0	19%
Used vehicle retail revenues—acquisitions	12.1	—
Total used vehicle retail revenues	669.2	553.1	116.1	21%

Used vehicle wholesale revenues—same store(1)	91.2	94.3	(3.1)	(3)%
Used vehicle wholesale revenues—acquisitions	1.1	—
Total used vehicle wholesale revenues	92.3	94.3	(2.0)	(2)%
Used vehicle revenue, as reported	$761.5	$647.4	$114.1	18%
Gross profit:
Used vehicle retail gross profit—same store(1)	$60.7	$53.5	$7.2	13%
Used vehicle retail gross profit—acquisitions	1.0	—
Total used vehicle retail gross profit	61.7	53.5	8.2	15%

Used vehicle wholesale gross profit—same store(1)	0.3	0.2	0.1	50%
Used vehicle wholesale gross profit—acquisitions	(0.1)	—
Total used vehicle wholesale gross profit	0.2	0.2	—	—%
Used vehicle gross profit, as reported	$61.9	$53.7	$8.2	15%
Used vehicle retail units:
Used vehicle retail units—same store(1)	33,593	29,290	4,303	15%
Used vehicle retail units—acquisitions	453	—
Used vehicle retail units—actual	34,046	29,290	4,756	16%

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2013	2012
Revenue per used vehicle retailed—same store(1)	$19,561	$18,884	$677	4%
Gross profit per used vehicle retailed—same store(1)	$1,807	$1,827	$(20)	(1)%
Used vehicle retail gross margin—same store(1)	9.2%	9.7%	(0.5)%	(5)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $114.1 million (18%) increase in used vehicle revenue was the result of a $116.1 million (21%) increase in used vehicle retail revenue and a $2.0 million (2)% decrease in used vehicle wholesale revenue, which include $12.1 million and $1.1 million, respectively, derived from acquisitions. The 15% increase in same store used vehicle retail unit sales reflects increased consumer demand, the availability of credit at terms favorable to the customer and the ongoing impact of our "Asbury 1-2-1" program.
The $8.2 million (15%) increase in used vehicle retail gross profit was driven primarily by higher unit volumes, partially offset by a 50 basis point decrease in our same store used vehicle retail gross margin. The decrease in our same store used vehicle gross margin can be partially attributed to the increased availability of competitively priced new models that, until mid-2012, were in short supply as a result of the 2011 natural disaster and related events in Japan.
Parts and Service—

	For the Six Months Ended June 30,		Increase	% Change
	2013	2012
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$297.3	$282.1	$15.2	5%
Parts and service revenues—acquisitions	4.2	—
Parts and service revenue, as reported	$301.5	$282.1	$19.4	7%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$106.1	$100.7	$5.4	5%
Reconditioning and preparation	40.6	33.2	7.4	22%
Warranty	23.0	19.5	3.5	18%
Wholesale parts	9.9	9.7	0.2	2%
Total parts and service gross profit—same store(1)	179.6	163.1	16.5	10%
Parts and service gross profit—acquisitions	2.4	—
Parts and service gross profit, as reported	$182.0	$163.1	$18.9	12%
Parts and service gross margin—same store(1)	60.4%	57.8%	2.6%	4%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $19.4 million (7%) increase in parts and service revenue was primarily due to (i) an $8.8 million (5%) increase in same store customer pay revenue, (ii) a $4.5 million (11%) increase in same store warranty revenue and (iii) $4.2 million derived from acquisitions. The 260 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including a 22% increase in gross profit from reconditioning and preparation of vehicles, an 18% increase in warranty gross profit and a 5% increase in our customer pay parts and service gross profit. The $7.4 million increase in reconditioning and preparation gross profit was primarily driven by a 15% increase in our same store used vehicle retail unit sales and a 12% increase in our same store new vehicle retail unit sales. Gross profit associated with warranty work increased by $3.5 million (18%), partially due to certain manufacturer recalls that occurred during the first half of 2013 that drove increased warranty work, as well as increased units in operation as sales of new vehicles in the United States have continued to increase over the past few years.

Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$98.2	$79.1	$19.1	24%
Finance and insurance, net—acquisitions	1.2	—
Finance and insurance, net as reported	$99.4	$79.1	$20.3	26%
Finance and insurance, net per vehicle sold—same store(1)	$1,300	$1,172	$128	11%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $20.3 million (26%) during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to (i) a 12% increase in same store retail unit sales and (ii) an 11% increase in F&I per vehicle sold. The $128 increase in F&I per vehicle sold was primarily attributable to improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improved availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General and Administrative Expense—

	For the Six Months Ended June 30,					% of Gross Profit (Decrease) Increase
	2013	% of Gross Profit	2012	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$137.9	32.6%	$126.8	33.7%	$11.1	(1.1)%
Sales compensation	46.0	10.9%	39.1	10.4%	6.9	0.5%
Share-based compensation	4.4	1.0%	3.8	1.0%	0.6	—%
Outside services	29.0	6.9%	28.0	7.4%	1.0	(0.5)%
Advertising	15.0	3.5%	13.2	3.5%	1.8	—%
Rent	17.1	4.0%	17.7	4.7%	(0.6)	(0.7)%
Utilities	6.5	1.5%	6.9	1.8%	(0.4)	(0.3)%
Insurance	4.8	1.1%	5.4	1.4%	(0.6)	(0.3)%
Other	38.1	9.1%	35.0	9.4%	3.1	(0.3)%
Selling, general and administrative expense—same store(1)	298.8	70.6%	275.9	73.3%	22.9	(2.7)%
Acquisitions	3.5		—
Selling, general and administrative—actual	$302.3	70.5%	$275.9	73.3%	$26.4	(2.8)%
Gross profit—same store(1)	$423.0		$376.3
Gross profit—actual	$428.6		$376.3
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 70.6% for the six months ended June 30, 2013 as compared to 73.3% for the six months ended June 30, 2012. The 270 basis point decrease was primarily attributable to (i) a 110 basis point decrease in personnel costs as a result of further leveraging our fixed cost structure, (ii) a 50 basis point decrease in outside service costs as a result of lower training costs in the 2013 period when compared to the 2012 period and (iii) a 70 basis point decrease in rent expense primarily as a result of our purchase of certain previously leased real estate during 2012 and the first half of 2013.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the six months ended June 30, 2013, we recognized (i) $3.4 million of lease termination charges as a result of our purchase of certain previously leased real estate and (ii) $1.8 million of charges related to property and equipment disposals.
Floor Plan Interest Expense —
The $0.6 million (11%) increase in floor plan interest expense was primarily the result of higher levels of new vehicle inventory during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012, which was the result of depressed new vehicle inventory levels in the first half of 2012 due primarily to the natural disaster and related events in Japan in 2011.
Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for the first half of 2013 and 2012 was $2.1 million and $2.5 million, respectively. The $0.4 million decrease in swap interest expense during the first half of 2013 when compared to the first half of 2012 is primarily the result of the completion of the amortization of a previously terminated swap during the second quarter of 2013.
Income Tax Expense—
The $7.9 million (33%) increase in income tax expense was primarily a result of the $20.9 million (34%) increase in income before income taxes in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Our effective tax rate decreased from 38.6% for the 2012 period to 38.4% in the 2013 period. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period.
Discontinued Operations—
During the six months ended June 30, 2013, we sold one franchise (one dealership location) that was classified as discontinued operations. The $8.4 million, net of tax, net gain from discontinued operations in the first half of 2013 includes an $8.9 million, net of tax, gain on the sale of one franchise (one dealership location), which was partially offset by $0.5 million, net of tax, of net operating losses of franchises sold prior to June 30, 2013, including rent and other expenses of idle facilities.
The $0.6 million, net of tax, net gain from discontinued operations for the six months ended June 30, 2012 includes a $0.1 million, net of tax, gain on the sale of one franchise (one dealership location) and $0.5 million, net of tax, of net operating income of franchises and ancillary businesses sold prior to June 30, 2013, which was partially offset by rent and other expenses of idle facilities.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2013, we had total available liquidity of $408.0 million, which consisted of cash and cash equivalents of $67.0 million, borrowing availability of $233.1 million under our revolving credit facilities and $107.9 million of availability under our floor plan offset account, described below, which is generally accessible within one to two days. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of June 30, 2013, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.

We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our revolving credit facilities, our floor plan facilities and our mortgage financing, (iv) amounts in our new vehicle floor plan notes payable offset account and (v) the potential impact of any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
We currently have the following material credit facilities, floor plan facilities, mortgage notes, and senior subordinated notes. For a more detailed description of the material terms of our senior secured credit facilities, mortgage notes and senior subordinated notes, refer to the "Floor Plan Notes Payable" and “Long-Term Debt” footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Form 10-K").

•
Revolving credit facility - a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of June 30, 2013, we had $14.6 million in outstanding letters of credit, resulting in $160.4 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of June 30, 2013.

•
New inventory floor plan facilities - a $625.0 million senior secured new vehicle revolving floor plan facility. In conjunction with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor plan interest expense on our Condensed Consolidated Statements of Income. As of June 30, 2013, we had $107.9 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations. As of June 30, 2013, we had $436.8 million, net, outstanding under our senior secured new vehicle revolving floor plan facility and $60.7 million outstanding under our floor plan facility with Ford.

•
Used vehicle floor plan facility - a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. As of June 30, 2013, we had $2.0 million outstanding under our used vehicle revolving floor plan facility, which was drawn for general corporate purposes, and $72.7 million of remaining borrowing availability under our used vehicle revolving floor plan facility.

•	Mortgage notes - as of June 30, 2013, we had $129.1 million of mortgage note obligations. These obligations are secured by the related underlying property.

•
7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) - as of June 30, 2013, we had $143.2 million in aggregate principal amount of our 7.625% Notes outstanding. We are required to pay interest on the 7.625% Notes on March 15 and September 15 of each year until their maturity on March 15, 2017.

•
8.375% Senior Subordinated Notes due 2020 (“8.375% Notes”) - as of June 30, 2013, we had $300.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020. For additional information on the 8.375% Notes, see "8.375% Senior Subordinated Notes Add-On Issuance" below.

Under the terms of the senior secured credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floor plan indebtedness, (ii) certain refinancings, refunds, renewals or extensions of existing indebtedness, and (iv) other customary permitted indebtedness.

8.375% Senior Subordinated Notes Add-On Issuance
In June 2013, we completed an add-on issuance of $100.0 million aggregate principal amount of 8.375% Notes at a price of 109.75% of par, plus accrued interest from May 15, 2013 (the "June 2013 Offering"). After deducting the initial purchasers' discounts and estimated expenses of the June 2013 Offering of $2.3 million, we received net proceeds of approximately $108.3 million from this offering. The $9.8 million premium paid by the initial purchasers is included as a component of long-term debt on our Condensed Consolidated Balance Sheet as of June 30, 2013. The $9.8 million premium is being amortized as a reduction of interest expense over the remaining term of the 8.375% Notes, and the $2.3 million of capitalized costs associated with the offering are being amortized as an addition to interest expense over the remaining term of the 8.375% Notes. Including the amortization of the $9.8 million premium, and assuming the 8.375% Notes are held until their maturity in November 2020, the effective interest rate on the June 2013 Offering will be 6.725%. We intend to use the net proceeds from this offering for general corporate purposes. We may use the proceeds from this offering, together with cash on hand or available borrowings under various credit or mortgage facilities, to redeem our outstanding 7.625% Notes.
Mortgage Financing
During the six months ended June 30, 2013, we entered into one fixed rate mortgage note payable which is collateralized by the related real estate at one of our owned dealership locations. The initial principal amount of the mortgage note payable was $12.5 million. In connection with our entrance into this mortgage note payable, we paid approximately $0.1 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage note payable.
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
Share Repurchases
In December 2012, our Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock in open market transactions, effective January 1, 2013. During the three and six months ended June 30, 2013, we repurchased a total of 127,000 and 340,303 shares, respectively of our common stock under our authorized repurchase program for a total of $4.8 million and $12.2 million. As of June 30, 2013, we had remaining authorization to repurchase $37.8 million in shares of our common stock.
During the three and six months ended June 30, 2013, we also repurchased 10,631 and 125,192 shares, respectively of our common stock for $0.3 million and $4.5 million from employees in connection with a net share settlement feature of employee equity-based awards.
Deferred Compensation Plan
Until February 2012, we sponsored the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan” or the "Plan") wherein eligible employees, generally those at senior levels, could elect to defer a portion of their annual compensation. In February 2012, our Board of Directors elected to terminate the Plan. During the six months ended June 30, 2013, we (i) received a $7.8 million lump sum distribution as a result of the termination of the Plan and (ii) used these proceeds to relieve our corresponding $7.8 million total liability to the Plan's participants.

Contractual Obligations

Our contractual obligations have not changed materially from those disclosed in our 2012 Form 10-K, except that, as a result of the June 2013 Offering, we have an additional $100.0 million of indebtedness which will become due in 2020, and would have been disclosed therein under the heading "Thereafter" in the  row entitled "Long-term debt."

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

	For the Six Months Ended June 30,
	2013	2012
	(In millions)
Reconciliation of Cash provided by (used in) operating activities to Cash (used in) provided by operating activities, as adjusted
Cash provided by (used in) operating activities, as reported	$24.7	$(17.9)
New vehicle floor plan (repayments) borrowings - non-trade, net	(64.8)	93.8
Cash (used in) provided by operating activities, as adjusted	$(40.1)	$75.9
Operating Activities—
Net cash provided by operating activities totaled $24.7 million for the six months ended June 30, 2013. Net cash used in operating activities totaled $17.9 million for the six months ended June 30, 2012. Net cash used in operating activities, as adjusted, totaled $40.1 million for the six months ended June 30, 2013. Net cash provided by operating activities, as adjusted, totaled $75.9 million for the six months ended June 30, 2012. Net cash (used in) provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.

The $116.0 million decrease in our net cash provided by operating activities, as adjusted, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily the result of the following:

•
$118.2 million related to an decrease in inventory, net of floor plan notes payable, primarily as a result of a $92.8 million increase in our floor plan offset account during the first half of 2013 when compared to the first half of 2012;

•	$6.2 million related to a decrease in accounts payable and accrued expenses during the first half of 2013 when compared to the first half of 2012; and

•	$3.2 million refund of excess funding received during the six months ended June 30, 2012 related to our Deferred Compensation Plan.
The decrease in our cash provided by operating activities, as adjusted, was partially offset by:

•	$8.7 million increase in net income adjusted for non-cash items; and

•	$1.4 million related to a decrease in other long-term assets and liabilities, net during the first six months of 2013 when compared to the first six months of 2012.

Investing Activities—
Net cash provided by investing activities totaled $3.3 million for the six months ended June 30, 2013. Net cash used in investing activities totaled $26.3 million for the six months ended June 30, 2012. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate, lease buyouts and capitalized interest, were $15.8 million and $18.5 million for the six months ended June 30, 2013 and 2012, respectively. Capital expenditures associated with the purchase of previously leased properties totaled $13.8 million and $4.7 million for the six months ended June 30, 2013 and 2012, respectively. Real estate related capital expenditures totaled $0.5 million and $6.0 million for the six months ended June 30, 2013 and 2012, respectively.
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
Proceeds from the sale of assets totaled $33.9 million and $3.3 million for the six months ended June 30, 2013 and 2012, respectively. Included in proceeds from the sale of assets for the six months ended June 30, 2013 and 2012 was $7.5 million and $2.8 million, respectively, associated with the sale of inventory in connection with the sale of one franchise (one dealership location) for the six months ended June 30, 2013 and one franchise (one dealership location) for the six months ended June 30, 2012. We continuously monitor the profitability and market value of our dealerships and may, under certain conditions, strategically divest certain dealerships.
Financing Activities—
Net cash provided by financing activities totaled $32.8 million and $41.5 million for the six months ended June 30, 2013 and 2012, respectively.
During the six months ended June 30, 2013 and 2012, we had non-trade floor plan borrowings of $1.50 billion and $1.44 billion, respectively. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the six months ended June 30, 2013 and 2012, we made non-trade floor plan repayments of $1.56 billion and $1.35 billion, respectively. Included in the $1.56 billion of non-trade floor plan repayments was a $95.4 million increase in our floor plan offset account. In addition, during the first half of 2013 we made non-trade floor plan repayments of $5.4 million related to the divestitures of one franchise (one dealership location).
Proceeds from borrowings totaled $122.2 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we completed our previously disclosed June 2013 Offering. In addition, we entered into one fixed rate mortgage note payable which was collateralized by the related real estate of that dealership location. The initial principal amount of the mortgage note payable was $12.5 million. We paid a total of $2.4 million in debt issuance costs associated with these borrowings.
Repayments of borrowings totaled $2.4 million and $42.8 million for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2012, we repaid $41.0 million of mortgage notes payable prior to their associated maturity.
During the six months ended June 30, 2013, we repurchased a total of 340,303 shares of our common stock under our authorized repurchase program for $12.2 million. During the six months ended June 30, 2013, we also repurchased 125,192 shares of our common stock for $4.5 million from employees in connection with a net share settlement feature of employee equity-based awards.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $81.4 million under these agreements as of June 30, 2013, with an additional $10.0 million available to repurchase common stock only.
Pursuant to an authorization from our board of directors, as of June 30, 2013, we had remaining authorization to purchase up to $37.8 million of our common stock.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 9 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $497.4 million of total variable interest rate debt (including floor plan notes payable) outstanding as of June 30, 2013, a 1% change in interest rates could result in a change of as much as $5.0 million to our annual other interest expense.
We received $11.9 million of floor plan assistance from certain automobile manufacturers during the six months ended June 30, 2013. Floor plan assistance reduced cost of sales (including amounts classified as discontinued operations) for the six months ended June 30, 2013 by $11.7 million and reduced new vehicle inventory by $5.6 million and $5.4 million as of June 30, 2013 and December 31, 2012, respectively. Although we can provide no assurance as to the amount of future floor plan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floor plan assistance from certain automobile manufacturers.
Hedging Risk
We are party to an interest rate swap agreement which had a notional principal amount of $19.1 million as of June 30, 2013. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the indentures governing our 8.375% Notes and our 7.625% Notes, and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited to $81.4 million as of June 30, 2013, with an additional $10.0 million available to repurchase common stock only.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
04/01/2013 - 04/30/2013	84,000	$35.65	84,000	$39.6
05/01/2013 - 05/31/2013	16,000	$41.71	16,000	$38.9
06/01/2013 - 06/30/2013	27,000	$41.36	27,000	$37.8

In December 2012, our board of directors authorized the repurchase of up to $50.0 million in shares of our common stock, effective January 1, 2013. During the six months ended June 30, 2013, we repurchased 340,303 shares of our common stock for $12.2 million. As of June 30, 2013, we had remaining authorization to repurchase up to $37.8 million in shares of our common stock.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
4.1
Fourth Supplemental Indenture, dated as of June 20, 2013, by and among the Company, each of the guarantors signatory thereto and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 20, 2013)

4.2
Registration Rights Agreement, dated as of June 20, 2013, by and among the Company, the guarantors signatory thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC  (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 20, 2013)

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

Asbury Automotive Group, Inc.

Date: July 24, 2013	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: July 24, 2013	By:	/s/ Scott J. Krenz
	Name:	Scott J. Krenz
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
4.1
Fourth Supplemental Indenture, dated as of June 20, 2013, by and among the Company, each of the guarantors signatory thereto and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 20, 2013)

4.2
Registration Rights Agreement, dated as of June 20, 2013, by and among the Company, the guarantors signatory thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC  (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 20, 2013)

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