Form 10-Q
period 2013-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2013-10-24
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 22, 2013 was 30,957,514.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.3	$6.2
Contracts-in-transit	100.7	129.4
Accounts receivable (net of allowance of $1.0)	76.7	94.3
Inventories	734.5	648.5
Deferred income taxes	13.2	10.9
Assets held for sale	9.2	27.6
Other current assets	75.2	69.5
Total current assets	1,010.8	986.4
PROPERTY AND EQUIPMENT, net	634.3	565.8
GOODWILL	52.8	28.4
DEFERRED INCOME TAXES, net of current portion	18.1	27.5
OTHER LONG-TERM ASSETS	59.5	53.3
Total assets	$1,775.5	$1,661.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$63.4	$55.1
Floor plan notes payable—non-trade	506.7	501.6
Current maturities of long-term debt	8.5	4.6
Accounts payable and accrued liabilities	194.7	209.1
Liabilities associated with assets held for sale	—	9.4
Total current liabilities	773.3	779.8
LONG-TERM DEBT	511.3	461.4
OTHER LONG-TERM LIABILITIES	20.0	17.4
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 40,103,569 and 39,824,708 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	508.5	499.0
Retained earnings	136.6	54.4
Treasury stock, at cost; 9,133,443 and 8,507,948 shares, respectively	(174.3)	(149.4)
Accumulated other comprehensive loss	(0.3)	(1.6)
Total shareholders’ equity	470.9	402.8
Total liabilities and shareholders’ equity	$1,775.5	$1,661.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
New vehicle	$759.7	$672.3	$2,167.2	$1,895.2
Used vehicle	421.6	333.0	1,183.1	980.4
Parts and service	154.0	141.8	455.5	423.9
Finance and insurance, net	54.7	44.0	154.1	123.1
Total revenues	1,390.0	1,191.1	3,959.9	3,422.6
COST OF SALES:
New vehicle	713.4	630.5	2,035.6	1,773.0
Used vehicle	391.3	307.1	1,090.9	900.8
Parts and service	60.0	59.3	179.5	178.3
Total cost of sales	1,164.7	996.9	3,306.0	2,852.1
GROSS PROFIT	225.3	194.2	653.9	570.5
OPERATING EXPENSES:
Selling, general and administrative	159.7	140.0	462.0	415.9
Depreciation and amortization	6.2	5.5	18.0	16.9
Other operating expense (income), net	1.4	(0.5)	5.9	0.1
Income from operations	58.0	49.2	168.0	137.6
OTHER EXPENSES:
Floor plan interest expense	(2.9)	(2.9)	(9.1)	(8.5)
Other interest expense, net	(11.1)	(8.7)	(29.8)	(26.6)
Swap interest expense	(0.1)	(1.3)	(2.2)	(3.8)
Convertible debt discount amortization	—	(0.1)	—	(0.4)
Loss on extinguishment of long-term debt	(6.8)	—	(6.8)	—
Total other expenses, net	(20.9)	(13.0)	(47.9)	(39.3)
Income before income taxes	37.1	36.2	120.1	98.3
INCOME TAX EXPENSE	14.3	13.6	46.2	37.6
INCOME FROM CONTINUING OPERATIONS	22.8	22.6	73.9	60.7
DISCONTINUED OPERATIONS, net of tax	(0.1)	(1.9)	8.3	(1.3)
NET INCOME	$22.7	$20.7	$82.2	$59.4
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$0.74	$0.73	$2.40	$1.95
Discontinued operations	—	(0.06)	0.27	(0.04)
Net income	$0.74	$0.67	$2.67	$1.91
Diluted—
Continuing operations	$0.73	$0.72	$2.38	$1.92
Discontinued operations	—	(0.06)	0.26	(0.04)
Net income	$0.73	$0.66	$2.64	$1.88
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	30.7	31.1	30.8	31.1
Stock options	—	0.1	—	0.2
Restricted stock	0.2	0.2	0.2	0.2
Performance share units	0.2	0.1	0.1	0.1
Diluted	31.1	31.5	31.1	31.6

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$22.7	$20.7	$82.2	$59.4
Other comprehensive income (loss) - net of tax:
Change in fair value of cash flow swaps	—	0.1	0.2	(0.2)
Amortization of terminated cash flow swaps	0.1	1.2	2.0	3.6
Income tax expense associated with cash flow swaps	(0.1)	(0.5)	(0.9)	(1.2)
Comprehensive income	$22.7	$21.5	$83.5	$61.6

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$82.2	$59.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	18.0	16.9
Stock-based compensation	6.9	5.6
Deferred income taxes	7.1	9.3
Loss on extinguishment of debt	6.8	—
Loaner vehicle amortization	7.3	6.7
Excess tax benefit on share-based arrangements	(2.3)	(5.4)
Impairment expenses	—	2.3
Lease termination charges	5.5	—
Loss on disposal of fixed assets	2.3	—
Gain on sale of assets	(14.6)	(1.2)
Other adjustments, net	2.9	7.3
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	28.7	19.2
Accounts receivable	6.7	(12.3)
Proceeds from the sale of accounts receivable	10.9	14.3
Inventories	(28.5)	(37.5)
Other current assets	(65.1)	(50.3)
Floor plan notes payable—trade	8.3	(21.4)
Accounts payable and accrued liabilities	(10.9)	1.1
Proceeds from deferred compensation plan termination	7.8	—
Distribution of deferred compensation plan assets to participants	(7.8)	—
Deferred compensation plan excess funding refund	—	3.2
Other long-term assets and liabilities, net	2.8	(0.6)
Net cash provided by operating activities	75.0	16.6
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(29.4)	(33.1)
Capital expenditures—capitalized interest	(0.9)	(0.7)
Purchases of real estate	(10.7)	(6.5)
Purchases of previously leased real estate	(32.8)	(8.6)
Acquisitions	(61.8)	—
Proceeds from the sale of assets	33.9	4.3
Net cash used in investing activities	(101.7)	(44.6)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,344.6	2,186.6
Floor plan borrowings—acquisitions	11.3	—
Floor plan repayments—non-trade	(2,350.8)	(2,129.0)
Floor plan repayments—non-trade divestitures	(5.4)	(2.1)
Proceeds from borrowings	200.9	34.1
Repayments of borrowings	(150.4)	(58.4)
Payment of debt issuance costs	(6.0)	(0.3)
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(24.9)	(17.7)
Excess tax benefit on share-based arrangements	2.3	5.4
Proceeds from the exercise of stock options	0.2	3.9
Net cash provided by financing activities	21.8	22.5
Net decrease in cash and cash equivalents	(4.9)	(5.5)
CASH AND CASH EQUIVALENTS, beginning of period	6.2	11.4
CASH AND CASH EQUIVALENTS, end of period	$1.3	$5.9
See Note 9 for supplemental cash flow information
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 100 franchises (79 dealership locations) in 18 metropolitan markets within 10 states as of September 30, 2013. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of September 30, 2013, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 87% towards luxury and mid-line import brands, with the remaining 13% consisting of domestic brands. We also operate 24 collision repair centers that serve customers in our local markets.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in metropolitan Atlanta, Georgia;

•	McDavid dealerships operating in Austin, Dallas and Houston, Texas;

•	North Point dealerships operating in the Little Rock, Arkansas area;

•	Plaza dealerships operating in metropolitan St. Louis, Missouri; and

•	Gray-Daniels dealerships operating in the Jackson, Mississippi area.

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
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Amounts in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 have been reclassified to reflect the results of franchises sold or closed subsequent to September 30, 2012 as if we had classified those franchises as discontinued operations for all periods presented.
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
3. ACQUISITIONS
Results of acquired dealerships are included in our accompanying Condensed Consolidated Statements of Income commencing on the date of acquisition. Our acquisitions are accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, with any excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as a combination of goodwill and manufacturer franchise rights.
In July 2013, we acquired three franchises (three dealership locations) for an aggregate purchase price of $61.8 million. We financed these acquisitions with $50.5 million of cash and $11.3 million of floor plan borrowings.
Below is the allocation of purchase price for acquisitions completed during the nine months ended September 30, 2013. The accounting for these acquisitions is based on currently available information and is considered preliminary, as we expect to finalize the valuation of manufacturer franchise rights and goodwill (both on a book basis and tax basis) during the fourth quarter of 2013. The $29.6 million of goodwill and manufacturer franchise rights will be deductible for federal and state income taxes ratably over a 15 year period.

As of September 30, 2013
(In millions)
Inventory	$11.9
Real estate	18.7
Property and equipment	1.6
Goodwill	24.3
Manufacturer franchise rights	5.3
Total purchase price	$61.8

During the nine months ended September 30, 2012, we were awarded one Jaguar franchise, which was added to our Plaza dealership locations in St. Louis, Missouri. We did not pay any amounts in connection with being awarded this franchise.

4. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(In millions)
New vehicles	$573.8	$517.4
Used vehicles	121.1	94.6
Parts and accessories	39.6	36.5
Total inventories	$734.5	$648.5
The lower of cost or market reserves reduced total inventory cost by $5.4 million and $4.7 million as of September 30, 2013 and December 31, 2012, respectively. In addition to the inventories shown above, as of December 31, 2012 we had $6.6 million of inventories classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheet as they were associated with a franchise held for sale. As of September 30, 2013 and December 31, 2012, certain automobile manufacturer incentives reduced new vehicle inventory cost by $7.0 million and $6.3 million, respectively, and reduced new vehicle cost of sales from continuing operations for the nine months ended September 30, 2013 and September 30, 2012 by $20.4 million and $17.7 million, respectively.

5. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
During the nine months ended September 30, 2013, we sold one franchise (one dealership location). There were no assets or liabilities associated with pending dispositions as of September 30, 2013. Assets and liabilities associated with pending dispositions totaled $18.4 million and $9.4 million, respectively, as of December 31, 2012.
Real estate not currently used in our operations that we are actively marketing to sell totaled $9.2 million as of September 30, 2013 and December 31, 2012. There were no liabilities associated with our real estate assets held for sale as of September 30, 2013 or December 31, 2012.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30, 2013	December 31, 2012
	(In millions)
Assets:
Inventories	$—	$6.6
Property and equipment, net	9.2	20.7
Goodwill	—	0.3
Total assets	9.2	27.6
Liabilities:
Floor plan notes payable—non-trade	—	5.4
Accrued liabilities	—	4.0
Total liabilities	—	9.4
Net assets held for sale	$9.2	$18.2

6. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	September 30, 2013	December 31, 2012
	(In millions)
8.375% Senior Subordinated Notes due 2020	$300.0	$200.0
7.625% Senior Subordinated Notes due 2017	—	143.2
Mortgage notes payable bearing interest at fixed and variable rates	149.3	118.9
Real estate term loan facility	57.3	—
Capital lease obligations	3.7	3.9
	510.3	466.0
Add: unamortized premium on 8.375% Senior Subordinated Notes due 2020	9.5	—
Long-term debt, including current portion	519.8	466.0
Less: current portion	(8.5)	(4.6)
Long-term debt	$511.3	$461.4
8.375% Senior Subordinated Notes Add-On Issuance
In June 2013, the Company completed an add-on issuance of $100.0 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2020 (the “8.375% Notes”) at a price of 109.75% of par, plus accrued interest from May 15, 2013 (the "June 2013 Offering"). After deducting the initial purchasers' discounts and expenses of $2.3 million, we received net proceeds of approximately $108.3 million from this offering. The $9.8 million premium paid by the initial purchasers of the 8.375% Notes was recorded as a component of long-term debt on our Condensed Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the 8.375% Notes. The capitalized costs associated with the issuance and sale of the 8.375% Notes are being amortized as an addition to interest expense over the remaining term of the 8.375% Notes. Including the amortization of the $9.8 million premium, and assuming the 8.375% Notes are held until their maturity in November 2020, the effective interest rate on the June 2013 Offering will be 6.725%.
Revolving Credit Facility
In August 2013, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the other agents and lenders party thereto (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated in its entirety the Company’s pre-existing senior secured credit agreement, dated as of October 14, 2011, by and among the Company and certain of its subsidiaries and Bank of America, as administrative agent, and the other agents and lenders party thereto (the “Prior Credit Agreement”).
The terms of the Restated Credit Agreement provide that the new vehicle inventory floor plan facility thereunder is increased by $200.0 million to $825.0 million, and that the interest rates on borrowings under the new vehicle and used vehicle floor plan facilities thereunder decrease by 25 basis points to the one-month London Interbank Offered Rate ("LIBOR") plus 1.25% and one-month LIBOR plus 1.50%, respectively, in each case as compared to the terms of the Prior Credit Agreement. The Restated Credit Agreement also extended the maturity date of the Prior Credit Agreement from October 2016 until August 2018. Except as described above, the terms of the Restated Credit Agreement did not materially change the terms of the Prior Credit Agreement.
Redemption of 7.625% Senior Subordinated Notes due 2017
In September 2013, the Company redeemed all of the $143.2 million of its outstanding 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes"), using proceeds from the June 2013 Offering and borrowings under a real estate term loan credit agreement (the “Real Estate Credit Agreement”). In connection with the redemption, we recognized a $6.8 million loss, consisting of (i) $3.6 million of premiums paid pursuant to the terms of the redemption notice, (ii) a $3.1 million write-off of unamortized debt issuance costs associated with the 7.625% Notes and (iii) $0.1 million of third-party costs associated with the redemption of the 7.625% Notes.

Real Estate Term Loan Facility
In September 2013, the Company and certain of its subsidiaries entered into the Real Estate Credit Agreement with Bank of America, as lender. The Real Estate Credit Agreement provides for term loans to certain of the Company’s subsidiaries that are borrowers under the Real Estate Credit Agreement (collectively, the “Borrowers”) in an aggregate amount not to exceed $75.0 million (the “Real Estate Term Loan Facility”), subject to customary terms and conditions. In September 2013, certain of the Borrowers borrowed an aggregate amount of $57.3 million under the Real Estate Credit Agreement. As described above, the proceeds from borrowings under the Real Estate Credit Agreement were used to pay a portion of the redemption price in connection with our redemption of the 7.625% Notes.
Term loans under the Real Estate Term Loan Facility bear interest, at the option of the Company, based on the LIBOR plus 2.50% or the Base Rate (as described below) plus 1.50%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.0%. The Company is required to make quarterly principal payments of 1.25% of the initial amount of each loan on a twenty year repayment schedule, with a balloon repayment of the outstanding principal amount of loans due in September 2023, subject to an earlier maturity if the Company’s existing senior secured credit facility matures or is not otherwise refinanced by certain dates. The Borrowers can voluntarily prepay any loan in whole or in part any time without premium or penalty.
The representations and covenants contained in the Real Estate Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Real Estate Credit Agreement. In addition, certain other covenants could restrict the Company’s ability to incur additional debt, pay dividends or acquire or dispose of assets.
The Real Estate Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the Real Estate Term Loan Facility.
Borrowings under the Real Estate Term Loan Facility are guaranteed by each operating dealership subsidiary of the Company whose real estate is financed under the Real Estate Term Loan Facility, and collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
Mortgage Financing
During the nine months ended September 30, 2013, we also entered into three fixed rate mortgage notes payable, which were collateralized by the related real estate at three of our owned dealership locations. The initial principal amount of the mortgage notes payable was $33.9 million. In connection with our entrance into these mortgage notes payable, we paid approximately $0.4 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage notes payable.
Asbury Automotive Group, Inc. is a holding company with no independent assets or operations. For all periods presented, our 8.375% Notes and our 7.625% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of September 30, 2013, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

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

	As of
	September 30, 2013	December 31, 2012
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$309.5	$200.0
7.625% Senior Subordinated Notes due 2017	—	143.2
Total carrying value	$309.5	$343.2

Fair Value:
8.375% Senior Subordinated Notes due 2020	$333.8	$221.5
7.625% Senior Subordinated Notes due 2017	—	147.5
Total fair value	$333.8	$369.0
We have an interest rate swap agreement that had a notional principal amount of $18.8 million as of September 30, 2013. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.

Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income, including the impact on AOCI (in millions):

For the Three Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2013	Interest rate swaps	$(0.1)	Swap interest expense	$—	$(0.1)	$—	N/A
2012	Interest rate swaps	$(0.2)	Swap interest expense	$(0.1)	$(1.2)	$—	N/A

For the Nine Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2013	Interest rate swaps	$(0.1)	Swap interest expense	$(0.2)	$(2.0)	$—	N/A
2012	Interest rate swaps	$(0.4)	Swap interest expense	$(0.2)	$(3.6)	$—	N/A

 On the basis of yield curve conditions as of September 30, 2013, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $0.2 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swap. Other than that assumption, all other inputs reflect Level 2 inputs.

Information about amounts reclassified out of AOCI	(In millions)
Accumulated other comprehensive loss—December 31, 2012	$(1.6)
Change in fair value of cash flow swaps	0.2
Amortization of terminated cash flow swaps	2.0
Total amount reclassified to swap interest expense	2.2
Income tax impact associated with cash flow swaps	(0.9)
Accumulated other comprehensive loss—September 30, 2013	$(0.3)
Market Risk Disclosures as of September 30, 2013:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$18.8	1 month LIBOR	October 2015	$(0.4)
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

8. DISCONTINUED OPERATIONS AND DIVESTITURES
During the nine months ended September 30, 2013, we sold one franchise (one dealership location) that was classified as discontinued operations. The accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 have been reclassified to reflect the status of our discontinued operations as of September 30, 2013. Operating expenses in the table below include rent and other expenses of idle facilities previously associated with businesses sold or closed prior to September 30, 2013.
The following tables provide further information regarding our discontinued operations as of September 30, 2013, and includes the results of businesses sold prior to September 30, 2013:

	For the Three Months Ended September 30,
	2013	2012
	(In millions, except franchise data)
Franchises:
Mid-line import	—	1
Luxury	—	2
Total	—	3
Revenues	$—	$25.0
Cost of sales	—	20.8
Gross profit	—	4.2
Operating expenses	0.2	6.3
Impairment expenses	—	2.0
Loss from operations	(0.2)	(4.1)
Gain on disposition	—	1.0
Loss before income taxes	(0.2)	(3.1)
Income tax benefit	0.1	1.2
Discontinued operations, net of tax	$(0.1)	$(1.9)

	For the Nine Months Ended September 30,
	2013	2012
	(In millions, except franchise data)
Franchises:
Mid-line import	1	1
Luxury	—	3
Total	1	4
Revenues	$3.8	$93.1
Cost of sales	3.4	77.4
Gross profit	0.4	15.7
Operating expenses	1.5	16.8
Impairment expenses	—	2.0
Loss from operations	(1.1)	(3.1)
Other expense, net	—	(0.2)
Gain on disposition	14.6	1.2
Income (loss) before income taxes	13.5	(2.1)
Income tax (expense) benefit	(5.2)	0.8
Discontinued operations, net of tax	$8.3	$(1.3)

9. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2013 and 2012, we made interest payments, including amounts capitalized, totaling $34.1 million and $33.1 million, respectively. Included in these interest payments are $8.6 million and $7.9 million of floor plan interest payments for the nine months ended September 30, 2013 and 2012, respectively.
During the nine months ended September 30, 2013 and 2012, we made income tax payments, net of refunds received, totaling $46.9 million and $24.4 million, respectively.
During the nine months ended September 30, 2013 and 2012, we sold $11.1 million and $14.7 million, respectively, of trade receivables, at a total discount of $0.2 million and $0.4 million, respectively.
During the nine months ended September 30, 2013 and 2012, we transferred $46.3 million and $40.4 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2013, we entered into three transactions in which we purchased various previously leased real estate, for a total purchase price of $32.8 million. These transactions included the termination of the related lease obligations, resulting in losses of $2.1 million and $5.5 million, which are included in Other Operating Expense, net in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013, respectively.
Until February 2012, we sponsored the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan” or the "Plan") wherein eligible employees, generally those at senior levels, could elect to defer a portion of their annual compensation. In February 2012, our Board of Directors elected to terminate the Plan. During the nine months ended September 30, 2013, we (i) received a $7.8 million lump sum distribution as a result of the termination of the Plan and (ii) used these proceeds to relieve our corresponding $7.8 million total liability to the Plan's participants.

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
We had $14.6 million of letters of credit outstanding as of September 30, 2013, which are required by certain of our insurance providers. In addition, as of September 30, 2013, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 100 franchises (79 dealership locations) in 18 metropolitan markets within 10 states as of September 30, 2013. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of September 30, 2013, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 87% towards luxury and mid-line import brands, with the remaining 13% consisting of domestic brands. We also operate 24 collision repair centers that serve customers in our local markets.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships, operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in metropolitan Atlanta, Georgia;

•	McDavid dealerships operating in Austin, Dallas and Houston, Texas;

•	North Point dealerships operating in the Little Rock, Arkansas area;

•	Plaza dealerships operating in metropolitan St. Louis, Missouri; and

•	Gray-Daniels dealerships operating in the Jackson, Mississippi area.
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
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 49% of revenue from mid-line import brands and 38% of revenue from luxury brands in the third quarter of 2013, is well positioned for growth over the long term.

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

The United States automotive retail market showed continued improvement through the third quarter of 2013, with new vehicle SAAR increasing to 15.5 million during the third quarter of 2013 as compared to 14.3 million during the third quarter of 2012. We continued to benefit from improving economic conditions in the first nine months of 2013, which we attribute to improved consumer confidence, the continued availability of credit at terms favorable to consumers resulting primarily from the current low interest rate environment, gradually improving unemployment and the increasing age of the U.S. automotive fleet. We believe that the overall economic recovery will continue to be fragile, and may be subject to further changes based on consumer confidence, interest rates, unemployment levels and other macro-economic factors as the long-term prospects for, and the timing of, a return to a stronger economy continue to be difficult to predict.
We had total available liquidity of $272.4 million as of September 30, 2013, which consisted of cash and cash equivalents of $1.3 million, borrowing availability of $235.3 million under our revolving credit facilities and $35.8 million of availability under our floor plan offset account. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$759.7	$672.3	$87.4	13%
Used vehicle	421.6	333.0	88.6	27%
Parts and service	154.0	141.8	12.2	9%
Finance and insurance, net	54.7	44.0	10.7	24%
Total revenues	1,390.0	1,191.1	198.9	17%
GROSS PROFIT:
New vehicle	46.3	41.8	4.5	11%
Used vehicle	30.3	25.9	4.4	17%
Parts and service	94.0	82.5	11.5	14%
Finance and insurance, net	54.7	44.0	10.7	24%
Total gross profit	225.3	194.2	31.1	16%
OPERATING EXPENSES:
Selling, general and administrative	159.7	140.0	19.7	14%
Depreciation and amortization	6.2	5.5	0.7	13%
Other operating expense (income), net	1.4	(0.5)	1.9	NM
Income from operations	58.0	49.2	8.8	18%
OTHER EXPENSES:
Floor plan interest expense	(2.9)	(2.9)	—	—%
Other interest expense, net	(11.1)	(8.7)	2.4	28%
Swap interest expense	(0.1)	(1.3)	(1.2)	(92)%
Convertible debt discount amortization	—	(0.1)	(0.1)	NM
Loss on extinguishment of long-term debt	(6.8)	—	6.8	NM
Total other expense, net	(20.9)	(13.0)	7.9	61%
Income before income taxes	37.1	36.2	0.9	2%
INCOME TAX EXPENSE	14.3	13.6	0.7	5%
INCOME FROM CONTINUING OPERATIONS	22.8	22.6	0.2	1%
DISCONTINUED OPERATIONS, net of tax	(0.1)	(1.9)	1.8	95%
NET INCOME	$22.7	$20.7	$2.0	10%
Income from continuing operations per common share—Diluted	$0.73	$0.72	$0.01	1%
Net income per common share—Diluted	$0.73	$0.66	$0.07	11%
______________________________
NM—Not Meaningful

	For the Three Months Ended September 30,
	2013	2012
REVENUE MIX PERCENTAGES:
New vehicles	54.7%	56.4%
Used retail vehicles	26.7%	23.5%
Used vehicle wholesale	3.6%	4.5%
Parts and service	11.1%	11.9%
Finance and insurance, net	3.9%	3.7%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	20.6%	21.5%
Used retail vehicles	13.9%	13.5%
Used vehicle wholesale	(0.5)%	(0.2)%
Parts and service	41.7%	42.5%
Finance and insurance, net	24.3%	22.7%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	70.9%	72.1%
Net income and income from continuing operations increased by $2.0 million (10%) and $0.2 million (1%), respectively, in the third quarter of 2013 as compared to the third quarter of 2012. The increase in income from continuing operations was primarily the result of a $31.1 million (16%) increase in gross profit, which was partially offset by (i) a $19.7 million (14%) increase in SG&A expenses, (ii) a $6.8 million loss on the redemption of the 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes"), (iii) a $1.9 million increase in other operating expense, net and (iv) a 2.4 million (28%) increase in other interest expense, net. Net income and income from continuing operations for the third quarter of 2013 were reduced by $1.3 million, net of tax, due to real estate related charges. On a pre-tax basis, these charges totaled $2.1 million and are included in Other Operating Expense, net.
Gross profit increased across all four of our business lines and was driven by (i) an $11.5 million (14%) increase in parts and service gross profit, (ii) a $10.7 million (24%) increase in F&I gross profit, (iii) a $4.5 million (11%) increase in new vehicle gross profit and (iv) a $4.4 million (17%) increase in used vehicle gross profit. Our total gross profit margin decreased 10 basis points to 16.2%. In reviewing the contributions of our business lines to our overall gross profit, we experienced a 160 basis point increase in our finance and insurance business and a 40 basis point increase in our used retail business, which were partially offset by a 90 basis point decrease in our new vehicle business and an 80 basis point decrease in our parts and service business.
The $198.9 million (17%) increase in total revenue was primarily a result of (i) an $87.4 million (13%) increase in new vehicle revenue and (ii) an $88.6 million (27%) increase in used vehicle revenue.

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$279.6	$245.6	$34.0	14%
Mid-line import	360.5	332.4	28.1	8%
Mid-line domestic	99.6	94.3	5.3	6%
Total new vehicle revenue—same store(1)	739.7	672.3	67.4	10%
New vehicle revenue—acquisitions	20.0	—
New vehicle revenue, as reported	$759.7	$672.3	$87.4	13%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$20.2	$18.4	$1.8	10%
Mid-line import	18.3	16.8	1.5	9%
Mid-line domestic	6.4	6.6	(0.2)	(3)%
Total new vehicle gross profit—same store(1)	44.9	41.8	3.1	7%
New vehicle gross profit—acquisitions	1.4	—
New vehicle gross profit, as reported	$46.3	$41.8	$4.5	11%

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2013	2012
New vehicle units:
New vehicle retail units—same store(1)
Luxury	5,692	5,020	672	13%
Mid-line import	13,533	12,642	891	7%
Mid-line domestic	2,747	2,595	152	6%
Total new vehicle retail units—same store(1)	21,972	20,257	1,715	8%
Fleet vehicles	242	537	(295)	(55)%
Total new vehicle units—same store(1)	22,214	20,794	1,420	7%
New vehicle units—acquisitions	673	—
New vehicle units—actual	22,887	20,794	2,093	10%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2013	2012
Revenue per new vehicle sold—same store(1)	$33,299	$32,331	$968	3%
Gross profit per new vehicle sold—same store(1)	$2,021	$2,010	$11	1%
New vehicle gross margin—same store(1)	6.1%	6.2%	(0.1)%	(2)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $87.4 million (13%) increase in new vehicle revenue was primarily a result of a 7% increase in same store new vehicle unit sales, combined with a 3% increase in same store revenue per new vehicle sold. Our total new vehicle revenue also benefited from $20.0 million derived from acquisitions. Same store unit volumes for our luxury and mid-line import brand segments increased by 13% and 7%, respectively, reflecting (i) a general increase in consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) the availability of new vehicle inventory from which to choose.

Unit volumes from our domestic brands also increased 6% on a same store basis. New vehicle SAAR increased by 8% to 15.5 million for the third quarter of 2013 as compared to 14.3 million for the third quarter of 2012, which contributed to the unit volume increases in each of our three brand segments.
Total new vehicle gross profit increased by $4.5 million (11%), driven by a 7% increase in same store new vehicle unit sales but partially offset by a 2% decrease in our same store gross profit margin. Gross profit derived from our acquisitions contributed $1.4 million to the increase in gross profit during the quarter. Our same store gross profit per new vehicle sold increased to $2,021, an $11 (1%) increase over the same period in 2012. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand.
Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$359.3	$279.3	$80.0	29%
Used vehicle retail revenues—acquisitions	11.8	—
Total used vehicle retail revenues	371.1	279.3	91.8	33%

Used vehicle wholesale revenues—same store(1)	49.7	53.7	(4.0)	(7)%
Used vehicle wholesale revenues—acquisitions	0.8	—
Total used vehicle wholesale revenues	50.5	53.7	(3.2)	(6)%
Used vehicle revenue, as reported	$421.6	$333.0	$88.6	27%
Gross profit:
Used vehicle retail gross profit—same store(1)	$31.0	$26.3	$4.7	18%
Used vehicle retail gross profit—acquisitions	0.4	—
Total used vehicle retail gross profit	31.4	26.3	5.1	19%

Used vehicle wholesale gross profit—same store(1)	(1.2)	(0.4)	(0.8)	NM
Used vehicle wholesale gross profit—acquisitions	0.1	—
Total used vehicle wholesale gross profit	(1.1)	(0.4)	(0.7)	NM
Used vehicle gross profit, as reported	$30.3	$25.9	$4.4	17%
Used vehicle retail units:
Used vehicle retail units—same store(1)	18,099	14,463	3,636	25%
Used vehicle retail units—acquisitions	616	—
Used vehicle retail units—actual	18,715	14,463	4,252	29%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2013	2012
Revenue per used vehicle retailed—same store(1)	$19,852	$19,311	$541	3%
Gross profit per used vehicle retailed—same store(1)	$1,713	$1,818	$(105)	(6)%
Used vehicle retail gross margin—same store(1)	8.6%	9.4%	(0.8)%	(9)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

NM—Not Meaningful

The $88.6 million (27%) increase in used vehicle revenue was the result of a 25% increase in same store used vehicle retail unit sales, combined with a 3% increase in same store revenue per used vehicle retailed. These increases were partially offset by a $3.2 million (6%) decrease in used vehicle wholesale revenue. Used vehicle revenue for the third quarter of 2013 also included a total of $12.6 million derived from acquisitions. The 25% increase in same store used vehicle retail unit sales reflects increased consumer demand, the availability of credit at terms favorable to the customer and the ongoing impact of our "Asbury 1-2-1" program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
The $5.1 million (19%) increase in used vehicle retail gross profit was driven primarily by higher unit volumes, partially offset by an 80 basis point decrease in our same store used vehicle retail gross margin. The decrease in our same store used vehicle retail gross margin can be partially attributed to margin pressures created by the general increase in the supply of used vehicles as a result of customer trade-ins and vehicles coming off lease.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 37 days of supply in our inventory as of September 30, 2013.
Parts and Service—

	For the Three Months Ended September 30,		Increase	% Change
	2013	2012
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$150.5	$141.8	$8.7	6%
Parts and service revenues—acquisitions	3.5	—
Parts and service revenue, as reported	$154.0	$141.8	$12.2	9%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$53.4	$51.1	$2.3	5%
Reconditioning and preparation	22.4	17.2	5.2	30%
Warranty	11.1	9.5	1.6	17%
Wholesale parts	4.8	4.7	0.1	2%
Total parts and service gross profit—same store(1)	91.7	82.5	9.2	11%
Parts and service gross profit—acquisitions	2.3	—
Parts and service gross profit, as reported	$94.0	$82.5	$11.5	14%
Parts and service gross margin—same store(1)	60.9%	58.2%	2.7%	5%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $12.2 million (9%) increase in parts and service revenue was primarily due to (i) a $5.1 million (5%) increase in same store customer pay revenue, (ii) a $2.5 million (13%) increase in same store warranty revenue and (iii) $3.5 million derived from acquisitions. The 270 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including a 30% increase in gross profit from reconditioning and preparation of vehicles, a 17% increase in warranty work and a 5% increase in our customer pay parts and service gross profit. The $5.2 million increase in reconditioning and preparation gross profit was primarily driven by a 25% increase in our same store used vehicle retail unit sales and a 7% increase in our same store new vehicle retail unit sales. Gross profit associated with warranty work increased by $1.6 million (17%), partially due to certain manufacturer recalls that occurred during the first nine months of 2013 that drove increased warranty work, as well as increased units in operation as sales of new vehicles in the United States have continued to increase over the past few years.

We continue to focus on further increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.
Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$52.6	$44.0	$8.6	20%
Finance and insurance, net—acquisitions	2.1	—
Finance and insurance, net as reported	$54.7	$44.0	$10.7	24%
Finance and insurance, net per vehicle sold—same store(1)	$1,305	$1,248	$57	5%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I, including acquisitions, increased by $10.7 million (24%) during the third quarter of 2013 as compared to the third quarter of 2012, primarily due to (i) a 15% increase in same store new and used retail unit sales and (ii) a 5% increase in F&I per vehicle sold. The $57 increase in F&I per vehicle sold was primarily attributable to an improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improved availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General and Administrative Expense—

	For the Three Months Ended September 30,					% of Gross Profit (Decrease) Increase
	2013	% of Gross Profit	2012	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$71.0	32.4%	$63.0	32.4%	$8.0	—%
Sales compensation	23.8	10.9%	20.6	10.6%	3.2	0.3%
Share-based compensation	2.5	1.1%	1.8	0.9%	0.7	0.2%
Outside services	15.6	7.1%	13.2	6.8%	2.4	0.3%
Advertising	8.3	3.8%	7.3	3.8%	1.0	—%
Rent	8.1	3.7%	9.1	4.7%	(1.0)	(1.0)%
Utilities	4.0	1.8%	3.9	2.0%	0.1	(0.2)%
Insurance	2.6	1.2%	2.9	1.5%	(0.3)	(0.3)%
Other	20.0	9.2%	18.2	9.4%	1.8	(0.2)%
Selling, general and administrative expense—same store(1)	155.9	71.2%	140.0	72.1%	15.9	(0.9)%
Acquisitions	3.8		—
Selling, general and administrative—actual	$159.7	70.9%	$140.0	72.1%	$19.7	(1.2)%
Gross profit—same store(1)	$219.0		$194.2
Gross profit—actual	$225.3		$194.2
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 71.2% for the third quarter of 2013 as compared to 72.1% for the third quarter of 2012. The 90 basis point decrease was primarily attributable to a 100 basis point decrease in rent expense primarily as a result of our purchase of certain previously leased real estate during the second half of 2012 and the first nine months of 2013.
We continue to be engaged in numerous productivity initiatives designed to further reduce our fixed cost structure and improve our profitability and are currently focused on fully leveraging our single dealer management system with our other technology platforms and various back office processes.
Other Operating Expense (Income), net —
Other operating expense (income), net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the third quarter of 2013, we recognized a $2.1 million lease termination charge as a result of our purchase of certain previously leased real estate. During the third quarter of 2012, we recognized approximately $0.8 million of other operating income related to insurance proceeds.
Other Interest Expense —
The $2.4 million (28%) increase in other interest expense was primarily due to interest expense resulting from our add-on issuance of $100.0 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes"), which we completed during the second quarter of 2013. For additional information regarding the add-on issuance of our 8.375% Notes, please refer to "Liquidity and Capital Resources" below. In addition to the interest generated by the add-on issuance of our 8.375% Notes, our mortgage interest expense increased by approximately $1.0 million as result of our decision to mortgage certain previously owned dealership properties during the second half of 2012 and the first nine months of 2013.
Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for the third quarters of 2013 and 2012 was $0.1 million and $1.3 million, respectively. The $1.2 million decrease in swap interest expense during the third quarter of 2013 when compared to the third quarter of 2012 is primarily the result of the completion of the amortization of a previously terminated swap during the second quarter of 2013.
Loss on Extinguishment of long-term Debt —
During the third quarter of 2013, we recognized a $6.8 million loss on the redemption of all of the $143.2 million of our outstanding 7.625% Notes, consisting of (i) $3.6 million of premiums paid pursuant to the terms of the redemption notice, (ii) a $3.1 million write-off of unamortized debt issuance costs associated with the 7.625% Notes and (iii) $0.1 million of third-party costs associated with the redemption of the 7.625% Notes.
Income Tax Expense—
The $0.7 million (5%) increase in income tax expense was primarily a result of the $0.9 million (2%) increase in income before income taxes in the third quarter of 2013 as compared to the third quarter of 2012. Our effective tax rate increased 90 basis points from 37.6% for the 2012 period to 38.5% in the 2013 period. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2013 income before income taxes, we expect our effective income tax rate will remain between 38% and 40% in 2013.
Discontinued Operations—
The $0.1 million, net of tax, net loss from discontinued operations in the third quarter of 2013 consists of net operating losses of franchises sold prior to September 30, 2013, including rent and other expenses of idle facilities.
The $1.9 million, net of tax, net loss from discontinued operations for the third quarter of 2012 includes (i) $1.2 million, net of tax, of impairment expense related to certain property not currently used in our operations, (ii) $0.8 million, net of tax, of net operating losses of franchises sold prior to September 30, 2013, consisting primarily of rent and other expenses of idle facilities and (iii) a $0.5 million, net of tax, loss related to the disposal of certain property not currently used in our operations, partially offset by $0.6 million, net of tax, of income related to proceeds received from the elimination of one of our franchises. We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

RESULTS OF OPERATIONS
The Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$2,167.2	$1,895.2	$272.0	14%
Used vehicle	1,183.1	980.4	202.7	21%
Parts and service	455.5	423.9	31.6	7%
Finance and insurance, net	154.1	123.1	31.0	25%
Total revenues	3,959.9	3,422.6	537.3	16%
GROSS PROFIT:
New vehicle	131.6	122.2	9.4	8%
Used vehicle	92.2	79.6	12.6	16%
Parts and service	276.0	245.6	30.4	12%
Finance and insurance, net	154.1	123.1	31.0	25%
Total gross profit	653.9	570.5	83.4	15%
OPERATING EXPENSES:
Selling, general and administrative	462.0	415.9	46.1	11%
Depreciation and amortization	18.0	16.9	1.1	7%
Other operating expense, net	5.9	0.1	5.8	NM
Income from operations	168.0	137.6	30.4	22%
OTHER EXPENSES:
Floor plan interest expense	(9.1)	(8.5)	0.6	7%
Other interest expense, net	(29.8)	(26.6)	3.2	12%
Swap interest expense	(2.2)	(3.8)	(1.6)	(42)%
Convertible debt discount amortization	—	(0.4)	(0.4)	NM
Loss on extinguishment of long-term debt	(6.8)	—	6.8	NM
Total other expense, net	(47.9)	(39.3)	8.6	22%
Income before income taxes	120.1	98.3	21.8	22%
INCOME TAX EXPENSE	46.2	37.6	8.6	23%
INCOME FROM CONTINUING OPERATIONS	73.9	60.7	13.2	22%
DISCONTINUED OPERATIONS, net of tax	8.3	(1.3)	9.6	NM
NET INCOME	$82.2	$59.4	$22.8	38%
Income from continuing operations per common share—Diluted	$2.38	$1.92	$0.46	24%
Net income per common share—Diluted	$2.64	$1.88	$0.76	40%
______________________________
NM—Not Meaningful

	For the Nine Months Ended September 30,
	2013	2012
REVENUE MIX PERCENTAGES:
New vehicles	54.7%	55.4%
Used retail vehicles	26.3%	24.3%
Used vehicle wholesale	3.6%	4.3%
Parts and service	11.5%	12.4%
Finance and insurance, net	3.9%	3.6%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	20.1%	21.4%
Used retail vehicles	14.2%	14.0%
Used vehicle wholesale	(0.1)%	—%
Parts and service	42.2%	43.0%
Finance and insurance, net	23.6%	21.6%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	70.7%	72.9%
Net income and income from continuing operations increased by $22.8 million (38%) and $13.2 million (22%), respectively, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in income from continuing operations was primarily the result of an $83.4 million (15%) increase in gross profit, which was partially offset by (i) a $46.1 million (11%) increase in SG&A expenses, (ii) a $6.8 million loss on the redemption of the 7.625% Notes and (iii) a $5.8 million increase in other operating expense. Net income and income from continuing operations for the nine months ended September 30, 2013 were reduced by $4.5 million, net of tax, due to real estate related charges. On a pre-tax basis, these charges totaled $7.3 million and are included in Other Operating Expense, net. Net income for the nine months ended September 30, 2013 was positively impacted by the sale of one franchise (one dealership location), which resulted in an $8.9 million net-of-tax gain, which is included in discontinued operations, net.
Gross profit increased across all four of our business lines and was driven by (i) a $31.0 million (25%) increase in F&I gross profit, (ii) a $30.4 million (12%) increase in parts and service gross profit, (iii) a $12.6 million (16%) increase in used vehicle gross profit and (iv) a $9.4 million (8%) increase in new vehicle gross profit. Our total gross profit margin decreased 20 basis points to 16.5%, primarily as a result of (i) a 30 basis point decrease in our same store new vehicle retail gross margin and (ii) a 60 basis point decrease in our same store used vehicle retail gross margin, which was partially offset by a 270 basis point increase in our same store parts and service gross margin.
The $537.3 million (16%) increase in total revenue was primarily a result of (i) a $272.0 million (14%) increase in new vehicle revenue and (ii) a $202.7 million (21%) increase in used vehicle revenue.

New Vehicle—

	For the Nine Months Ended September 30,		Increase	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$772.1	$673.9	$98.2	15%
Mid-line import	1,050.4	945.3	105.1	11%
Mid-line domestic	304.5	276.0	28.5	10%
Total new vehicle revenue—same store(1)	2,127.0	1,895.2	231.8	12%
New vehicle revenue—acquisitions	40.2	—
New vehicle revenue, as reported	$2,167.2	$1,895.2	$272.0	14%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$55.2	$51.8	$3.4	7%
Mid-line import	54.2	51.7	2.5	5%
Mid-line domestic	19.7	18.7	1.0	5%
Total new vehicle gross profit—same store(1)	129.1	122.2	6.9	6%
New vehicle gross profit—acquisitions	2.5	—
New vehicle gross profit, as reported	$131.6	$122.2	$9.4	8%

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2013	2012
New vehicle units:
New vehicle retail units—same store(1)
Luxury	15,562	13,634	1,928	14%
Mid-line import	39,268	35,969	3,299	9%
Mid-line domestic	8,415	7,564	851	11%
Total new vehicle retail units—same store(1)	63,245	57,167	6,078	11%
Fleet vehicles	908	1,810	(902)	(50)%
Total new vehicle units—same store(1)	64,153	58,977	5,176	9%
New vehicle units—acquisitions	1,220	—
New vehicle units—actual	65,373	58,977	6,396	11%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2013	2012
Revenue per new vehicle sold—same store(1)	$33,155	$32,135	$1,020	3%
Gross profit per new vehicle sold—same store(1)	$2,012	$2,072	$(60)	(3)%
New vehicle gross margin—same store(1)	6.1%	6.4%	(0.3)%	(5)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $272.0 million (14%) increase in new vehicle revenue was primarily a result of a 9% increase in same store new vehicle unit sales, combined with a 3% increase in same store revenue per new vehicle sold. Our total new vehicle revenue also benefited from $40.2 million derived from acquisitions. Same store unit volumes for our luxury and mid-line import brands increased 14% and 9%, respectively, reflecting (i) a general increase in consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) an improvement in the availability of new vehicle inventory from which to choose. Unit volumes from our domestic brands also increased 11% on a same store basis. New vehicle SAAR increased to 15.5 million for the first nine months of 2013 as compared to 14.3 million for the first nine months of 2012.
Total new vehicle gross profit increased by $9.4 million (8%), driven by the 9% increase in same store new vehicle unit sales partially offset by a 5% decrease in our same store new vehicle gross profit margin. Our same store gross profit per new vehicle sold decreased by $60 (3%), largely driven by a reduction in gross profit per new vehicle sold associated with our luxury and mid-line import vehicle sales. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand.
Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$1,016.4	$832.4	$184.0	22%
Used vehicle retail revenues—acquisitions	23.9	—
Total used vehicle retail revenues	1,040.3	832.4	207.9	25%

Used vehicle wholesale revenues—same store(1)	140.9	148.0	(7.1)	(5)%
Used vehicle wholesale revenues—acquisitions	1.9	—
Total used vehicle wholesale revenues	142.8	148.0	(5.2)	(4)%
Used vehicle revenue, as reported	$1,183.1	$980.4	$202.7	21%
Gross profit:
Used vehicle retail gross profit—same store(1)	$91.7	$79.8	$11.9	15%
Used vehicle retail gross profit—acquisitions	1.4	—
Total used vehicle retail gross profit	93.1	79.8	13.3	17%

Used vehicle wholesale gross profit—same store(1)	(0.9)	(0.2)	(0.7)	NM
Used vehicle wholesale gross profit—acquisitions	—	—
Total used vehicle wholesale gross profit	(0.9)	(0.2)	(0.7)	NM
Used vehicle gross profit, as reported	$92.2	$79.6	$12.6	16%
Used vehicle retail units:
Used vehicle retail units—same store(1)	51,692	43,753	7,939	18%
Used vehicle retail units—acquisitions	1,069	—
Used vehicle retail units—actual	52,761	43,753	9,008	21%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2013	2012
Revenue per used vehicle retailed—same store(1)	$19,663	$19,025	$638	3%
Gross profit per used vehicle retailed—same store(1)	$1,774	$1,824	$(50)	(3)%
Used vehicle retail gross margin—same store(1)	9.0%	9.6%	(0.6)%	(6)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

NM—Not Meaningful

The $202.7 million (21%) increase in used vehicle revenue was the result of a 18% increase in same store used vehicle retail unit sales, combined with a 3% increase in same store revenue per used vehicle retailed. These increases were partially offset by a $5.2 million (4)% decrease in used vehicle wholesale revenue. Used vehicle revenue for the nine months ended September 30, 2013 also included a total of $25.8 million derived from acquisitions. The 18% increase in same store used vehicle retail unit sales reflects increased consumer demand, the availability of credit at terms favorable to the customer and the ongoing impact of our "Asbury 1-2-1" program.
The $13.3 million (17%) increase in used vehicle retail gross profit was driven primarily by higher unit volumes, partially offset by a 60 basis point decrease in our same store used vehicle retail gross margin. The decrease in our same store used vehicle gross margin can be partially attributed to margin pressures created by the general increase in the supply of used vehicles as a result of customer trade-ins and vehicles coming off lease.
Parts and Service—

	For the Nine Months Ended September 30,		Increase	% Change
	2013	2012
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$447.8	$423.9	$23.9	6%
Parts and service revenues—acquisitions	7.7	—
Parts and service revenue, as reported	$455.5	$423.9	$31.6	7%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$159.5	$151.8	$7.7	5%
Reconditioning and preparation	63.1	50.4	12.7	25%
Warranty	34.0	29.0	5.0	17%
Wholesale parts	14.7	14.4	0.3	2%
Total parts and service gross profit—same store(1)	271.3	245.6	25.7	10%
Parts and service gross profit—acquisitions	4.7	—
Parts and service gross profit, as reported	$276.0	$245.6	$30.4	12%
Parts and service gross margin—same store(1)	60.6%	57.9%	2.7%	5%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $31.6 million (7%) increase in parts and service revenue was primarily due to (i) a $13.9 million (5%) increase in same store customer pay revenue, (ii) a $6.9 million (12%) increase in same store warranty revenue and (iii) $7.7 million derived from acquisitions. The 270 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including a 25% increase in gross profit from reconditioning and preparation of vehicles, a 17% increase in warranty gross profit and a 5% increase in our customer pay parts and service gross profit. The $12.7 million increase in reconditioning and preparation gross profit was primarily driven by an 18% increase in our same store used vehicle retail unit sales and an 11% increase in our same store new vehicle retail unit sales. Gross profit associated with warranty work increased by $5.0 million (17%), partially due to certain manufacturer recalls that occurred during the first nine months of 2013 that drove increased warranty work, as well as increased units in operation as sales of new vehicles in the United States have continued to increase over the past few years.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$150.8	$123.1	$27.7	23%
Finance and insurance, net—acquisitions	3.3	—
Finance and insurance, net as reported	$154.1	$123.1	$31.0	25%
Finance and insurance, net per vehicle sold—same store(1)	$1,302	$1,198	$104	9%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $31.0 million (25%) during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to (i) a 14% increase in same store retail unit sales and (ii) a 9% increase in F&I per vehicle sold. The $104 increase in F&I per vehicle sold was primarily attributable to improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improved availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General and Administrative Expense—

	For the Nine Months Ended September 30,					% of Gross Profit (Decrease) Increase
	2013	% of Gross Profit	2012	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$208.9	32.5%	$189.7	33.3%	$19.2	(0.8)%
Sales compensation	69.8	10.9%	59.7	10.5%	10.1	0.4%
Share-based compensation	6.9	1.1%	5.6	1.0%	1.3	0.1%
Outside services	44.5	6.9%	41.2	7.2%	3.3	(0.3)%
Advertising	23.2	3.6%	20.5	3.6%	2.7	—%
Rent	25.2	3.9%	26.7	4.7%	(1.5)	(0.8)%
Utilities	10.5	1.6%	10.8	1.9%	(0.3)	(0.3)%
Insurance	7.4	1.2%	8.3	1.5%	(0.9)	(0.3)%
Other	58.3	9.1%	53.4	9.2%	4.9	(0.1)%
Selling, general and administrative expense—same store(1)	454.7	70.8%	415.9	72.9%	38.8	(2.1)%
Acquisitions	7.3		—
Selling, general and administrative—actual	$462.0	70.7%	$415.9	72.9%	$46.1	(2.2)%
Gross profit—same store(1)	$642.0		$570.5
Gross profit—actual	$653.9		$570.5
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 70.8% for the nine months ended September 30, 2013 as compared to 72.9% for the nine months ended September 30, 2012. The 210 basis point decrease was primarily attributable to (i) an 80 basis point decrease in personnel costs as a result of further leveraging our fixed cost structure, (ii) an 80 basis point decrease in rent expense primarily as a result of our purchase of certain previously leased real estate during 2012 and 2013 and (iii) a 30 basis point decrease in outside service costs primarily as a result of lower training costs in the 2013 period when compared to the 2012 period.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During the nine months ended September 30, 2013, we recognized (i) $5.5 million of lease termination charges as a result of our purchase of certain previously leased real estate and (ii) $1.8 million of charges related to property and equipment disposals. During the nine months ended September 30, 2012, we recognized approximately $0.8 million of other operating income related to insurance proceeds.
Floor Plan Interest Expense —
The $0.6 million (7%) increase in floor plan interest expense during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012 was primarily the result of generally higher new vehicle inventory levels as well as additional new vehicle inventory associated with recent acquisitions.
Other Interest Expense —
The $3.2 million (12%) increase in other interest expense was primarily due to interest expense resulting from our add-on issuance of $100.0 million aggregate principal amount of 8.375% Notes, which we completed during the second quarter of 2013. For additional information regarding the add-on issuance of our 8.375% Notes, please refer to "Liquidity and Capital Resources" below. In addition to the interest generated by the add-on issuance of our 8.375% Notes, our mortgage interest expense increased by approximately $2.2 million as result of our decision to mortgage certain previously owned dealership properties during the second half of 2012 and the first nine months of 2013.
Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments for the first nine months of 2013 and 2012 was $2.2 million and $3.8 million, respectively. The $1.6 million decrease in swap interest expense during 2013 when compared to 2012 is primarily the result of the completion of the amortization of a previously terminated swap during the second quarter of 2013.
Loss on Extinguishment of long-term Debt —
During the nine months ended September 30, 2013, we recognized a $6.8 million loss on the redemption of all of the $143.2 million of our outstanding 7.625% Notes, consisting of (i) $3.6 million of premiums paid pursuant to the terms of the redemption notice, (ii) a $3.1 million write-off of unamortized debt issuance costs associated with the 7.625% Notes and (iii) $0.1 million of third-party costs associated with the redemption of the 7.625% Notes.
Income Tax Expense—
The $8.6 million (23%) increase in income tax expense was primarily a result of the $21.8 million (22%) increase in income before income taxes in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Our effective tax rate increased 20 basis points from 38.3% for the 2012 period to 38.5% in the 2013 period. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period.
Discontinued Operations—
During the nine months ended September 30, 2013, we sold one franchise (one dealership location) that was classified as discontinued operations. The $8.3 million, net of tax, net gain from discontinued operations in the first nine months of 2013 includes an $8.9 million, net of tax, gain on the sale of one franchise (one dealership location), which was partially offset by $0.6 million, net of tax, of net operating losses of franchises sold prior to September 30, 2013, including rent and other expenses of idle facilities.

The $1.3 million, net of tax, net loss from discontinued operations for the nine months ended September 30, 2012 includes (i) $1.2 million, net of tax, of impairment expense related to certain property not currently used in our operations, (ii) a $0.5 million, net of tax, loss related to the disposal of certain property not currently used in our operations and (iii) $0.3 million, net of tax, of net operating losses of franchises sold prior to September 30, 2013, consisting primarily of rent and other expenses of idle facilities, partially offset by (a) $0.6 million, net of tax, of income related to proceeds received from the elimination of one of our franchises and (b) a $0.1 million, net of tax, gain on the sale of one franchise (one dealership location).

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2013, we had total available liquidity of $272.4 million, which consisted of cash and cash equivalents of $1.3 million, borrowing availability of $235.3 million under our revolving credit facilities and $35.8 million of availability under our floor plan offset account, described below, which is generally accessible within one to two days. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of September 30, 2013, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.
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
We currently have the following material credit facilities, floor plan facilities, real estate term loan facility, mortgage notes and senior subordinated notes. For a more detailed description of the material terms of our senior secured credit facilities, real estate term loan facility, mortgage notes and senior subordinated notes, refer to the “Floor Plan Notes Payable” and “Long-Term Debt” footnotes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Form 10-K").

•
Revolving credit facility — a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of September 30, 2013, we had $14.6 million in outstanding letters of credit, resulting in $160.4 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of September 30, 2013.

•
New inventory floor plan facilities — an $825.0 million senior secured new vehicle revolving floor plan facility. In connection with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in floor plan interest expense on our Condensed Consolidated Statements of Income. As of September 30, 2013, we had $35.8 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations. As of September 30, 2013, we had $506.7 million, net, outstanding under our senior secured new vehicle revolving floor plan facility and $63.4 million outstanding under our floor plan facility with Ford.

•
Used vehicle floor plan facility — a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. As of September 30, 2013, we had $2.0 million outstanding under our used vehicle revolving floor plan facility, which was drawn for general corporate purposes, and $74.9 million of remaining borrowing availability under our used vehicle revolving floor plan facility.

•
Real estate term loan facility — a real estate term loan credit agreement in an aggregate amount not to exceed $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of September 30, 2013, we had $57.3 million outstanding under the real estate term loan facility, and we expect to borrow the remaining $17.7 million during the fourth quarter subject to the satisfaction of certain conditions. For additional information on the real estate term loan facility, see “Real Estate Term Loan Facility” below.

•
Mortgage notes — as of September 30, 2013, we had $149.3 million of mortgage note obligations (excluding amounts outstanding under our real estate term loan facility). These obligations are collateralized by the related real estate at our applicable owned dealership locations.

•
7.625% Senior Subordinated Notes due 2017 (“7.625% Notes”) — In September 2013, we redeemed all of the outstanding 7.625% Notes. For additional information on the redemption of our 7.625% Notes, see "Redemption of 7.625% Notes" below.

•
8.375% Senior Subordinated Notes due 2020 (“8.375% Notes”) — as of September 30, 2013, we had $300.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020. For additional information on the 8.375% Notes, see "8.375% Senior Subordinated Notes Add-On Issuance" below.

Under the terms of the senior secured credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floor plan indebtedness, (ii) certain refinancings, refunds, renewals or extensions of existing indebtedness, and (iii) other customary permitted indebtedness.
8.375% Senior Subordinated Notes Add-On Issuance
In June 2013, we completed an add-on issuance of $100.0 million aggregate principal amount of 8.375% Notes at a price of 109.75% of par, plus accrued interest from May 15, 2013 (the "June 2013 Offering"). After deducting the initial purchasers' discounts and expenses of the June 2013 Offering of $2.3 million, we received net proceeds of approximately $108.3 million from this offering. The $9.8 million premium paid by the initial purchasers of the 8.375% Notes was recorded as a component of long-term debt on our Condensed Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the 8.375% Notes. The capitalized costs associated with the issuance and sale of the 8.375% Notes are being amortized as an addition to interest expense over the remaining term of the 8.375% Notes. Including the amortization of the $9.8 million premium, and assuming the 8.375% Notes are held until their maturity in November 2020, the effective interest rate on the June 2013 Offering will be 6.725%. We used proceeds from the June 2013 Offering, together with borrowings under the real estate term loan facility, to redeem all of our outstanding 7.625% Notes.
Revolving Credit Facility
In August 2013, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the other agents and lenders party thereto (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated in its entirety the Company’s pre-existing senior secured credit agreement, dated as of October 14, 2011, by and among the Company and certain of its subsidiaries and Bank of America, as administrative agent, and the other agents and lenders party thereto (the “Prior Credit Agreement”).
The terms of the Restated Credit Agreement provide that the new vehicle inventory floor plan facility thereunder is increased by $200.0 million to $825.0 million, and that the interest rates on borrowings under the new vehicle and used vehicle floor plan facilities thereunder decrease by 25 basis points to the one-month London Interbank Offered Rate ("LIBOR") plus 1.25% and one-month LIBOR plus 1.50%, respectively, in each case as compared to the terms of the Prior Credit Agreement. The Restated Credit Agreement also extended the maturity date of the Prior Credit Agreement until August 2018. Except as described above, the terms of the Restated Credit Agreement did not materially change the terms of the Prior Credit Agreement.
Real Estate Term Loan Facility
In September 2013, Asbury and certain of its subsidiaries entered into a real estate term loan credit agreement with Bank of America, as lender. The real estate term loan facility provides for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions. On September 26, 2013, certain of the borrowers borrowed an aggregate amount of $57.3 million under the real estate term loan facility, and we expect to borrow the remaining $17.7 million during the fourth quarter, subject to the satisfaction of certain conditions. We used borrowings under the real estate term loan facility, together with the proceeds from the June 2013 Offering, to redeem our outstanding 7.625% Notes. Term loans under the real estate term loan facility bear interest, at the option of the Company, based on the LIBOR plus 2.50% or the Base Rate (as described below) plus 1.50%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.0%. We are required to make quarterly principal payments of 1.25% of the initial amount of each loan on a twenty year repayment schedule, with a balloon repayment of the outstanding principal amount of loans due on September 26, 2023, subject to an earlier maturity if our existing revolving credit facility matures or is not otherwise refinanced by certain dates. Borrowings under the real estate term loan facility are guaranteed by each of our operating dealership subsidiaries whose real estate is financed under the real estate term loan facility, and collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
Redemption of 7.625% Notes
In September 2013, we redeemed all of the $143.2 million of our outstanding 7.625% Notes, using proceeds from the June 2013 Offering and borrowings under the real estate term loan facility. Pursuant to the terms of the indenture governing the 7.625% Notes, the redemption price was 102.542% of the principal amount of the 7.625% Notes, plus accrued and unpaid interest, resulting in a total redemption price of $147.2 million. We recognized a $6.8 million loss on the redemption of the 7.625% Notes, consisting of (i) $3.6 million of premiums paid pursuant to the terms of the redemption notice, (ii) a $3.1 million write-off of unamortized debt issuance costs associated with the 7.625% Notes and (iii) $0.1 million of third-party costs associated with the redemption of the 7.625% Notes.
Mortgage Financing
During the nine months ended September 30, 2013, we also entered into three fixed rate mortgage notes payable which are collateralized by the related real estate at three of our owned dealership locations. The initial principal amount of the mortgage notes payable was $33.9 million. In connection with our entrance into these mortgage notes payable, we paid approximately $0.4 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage notes payable.
Covenants
We are subject to a number of covenants in our various debt and lease agreements. We are currently in compliance with all of our covenants.
Subordinated Note Repurchases
Our board of directors has authorized us, from time to time, to repurchase various of our 8.375% Notes in open market purchases or privately negotiated transactions. The decision to repurchase our 8.375% Notes is dependent upon prevailing market conditions, our liquidity position, applicable limitations in any agreements to which we are a party, and other factors. Currently, the credit agreement governing our senior secured credit facilities allows us to purchase at least $50.0 million of our debt securities per calendar year, subject to increase based on availability under our senior secured credit facilities.
Share Repurchases
In December 2012, our Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock in open market transactions, effective January 1, 2013. During the three and nine months ended September 30, 2013, we repurchased a total of 160,000 and 500,303 shares, respectively of our common stock under our authorized repurchase program for a total of $8.1 million and $20.3 million. As of September 30, 2013, we had remaining authorization to repurchase $29.7 million in shares of our common stock.
During the nine months ended September 30, 2013, we also repurchased 125,192 shares of our common stock for $4.6 million from employees in connection with a net share settlement feature of employee equity-based awards.
Deferred Compensation Plan
Until February 2012, we sponsored the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan” or the "Plan") wherein eligible employees, generally those at senior levels, could elect to defer a portion of their annual compensation. In February 2012, our Board of Directors elected to terminate the Plan. During the nine months ended September 30, 2013, we (i) received a $7.8 million lump sum distribution as a result of the termination of the Plan and (ii) used these proceeds to relieve our corresponding $7.8 million total liability to the Plan's participants.
Contractual Obligations
During the nine months ended September 30, 2013, we completed our June 2013 Offering, entered into the Real Estate Term Loan Facility, borrowed under three additional mortgages, completed three lease buyout transactions and redeemed the 7.625%

Notes. Our contractual obligations as of September 30, 2013 were as follows:

	Payments due by period (in millions)
	Q4 2013	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$8.1	$30.6	$29.4	$28.9	$26.3	$23.1	$92.7	$239.1
Long-term debt (a)	1.4	8.6	24.6	7.7	7.9	13.5	446.6	510.3
Interest on long-term debt (b)	8.9	33.3	32.9	31.9	31.4	30.8	69.1	238.3
Total	$18.4	$72.5	$86.9	$68.5	$65.6	$67.4	$608.4	$987.7

(a)	Does not include $9.5 million of unamortized premium that increases the book value of our 8.375% Notes.
(b) Includes variable interest calculated using an estimated LIBOR of 0.21%, and assumes borrowings will not be refinanced upon maturity.

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

	For the Nine Months Ended September 30,
	2013	2012
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$75.0	$16.6
New vehicle floor plan (repayments) borrowings - non-trade, net	(6.2)	57.6
Cash provided by operating activities, as adjusted	$68.8	$74.2
Operating Activities—
Net cash provided by operating activities totaled $75.0 million and $16.6 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by operating activities, as adjusted, totaled $68.8 million and $74.2 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $5.4 million decrease in our net cash provided by operating activities, as adjusted, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily the result of the following:

•
$25.1 million related to an increase in inventory, net of floor plan notes payable, primarily as a result of a $23.2 million increase in our floor plan offset account during the first nine months of 2013;

•	$12.0 million related to a decrease in accounts payable and accrued expenses during the first nine months of 2013 when compared to the first nine months of 2012; and

•	$14.8 million related to a net increase in other current assets, primarily related to an increase in our loaner vehicle inventory and the turnover of that inventory.
The decrease in our cash provided by operating activities, as adjusted, was partially offset by:

•	a $21.2 million increase in net income adjusted for non-cash items; and

•	$25.1 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during the first nine months of 2013 as compared to the same period in 2012.

Investing Activities—
Net cash used in investing activities totaled $101.7 million and $44.6 million for the nine months ended September 30, 2013 and 2012, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate, lease buyouts and capitalized interest, were $29.4 million and $33.1 million for the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures associated with the purchase of previously leased properties totaled $32.8 million and $8.6 million for the nine months ended September 30, 2013 and 2012, respectively. Real estate related capital expenditures totaled $10.7 million and $6.5 million for the nine months ended September 30, 2013 and 2012, respectively.
During the nine months ended September 30, 2013, we acquired three franchises (three dealership locations) for an aggregate purchase price of $61.8 million.
Our capital investments currently consist primarily of real estate purchases, upgrades to our existing facilities and equipment purchases. We expect that capital expenditures during 2013 will total approximately $50.0 million, excluding the purchase of real estate. As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.

Proceeds from the sale of assets totaled $33.9 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively. Included in proceeds from the sale of assets for the nine months ended September 30, 2013 and 2012 was $7.5 million and $2.8 million, respectively, associated with the sale of inventory in connection with the sale of one franchise (one dealership location) for the nine months ended September 30, 2013 and one franchise (one dealership location) for the nine months ended September 30, 2012. We continuously monitor the profitability and market value of our dealerships and may, under certain conditions, strategically divest certain dealerships.
Financing Activities—
Net cash provided by financing activities totaled $21.8 million and $22.5 million for the nine months ended September 30, 2013 and 2012, respectively.
During the nine months ended September 30, 2013 and 2012, we had non-trade floor plan borrowings of $2.34 billion and $2.19 billion, respectively. In addition, during the nine months ended September 30, 2013 we had non-trade floor plan borrowings of $11.3 million related to our acquisition of three franchises (three dealership locations). The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the nine months ended September 30, 2013 and 2012, we made non-trade floor plan repayments of $2.35 billion and $2.13 billion, respectively. Included in the $2.35 billion of non-trade floor plan repayments was a $23.2 million increase in our floor plan offset account. In addition, we made non-trade floor plan repayments of $5.4 million and $2.1 million related to the divestitures of one franchise (one dealership location) during the nine months ended September 30, 2013 and 2012, respectively.
Proceeds from borrowings totaled $200.9 million for the nine months ended September 30, 2013 and consisted of (i) $109.7 million of gross proceeds associated with our previously disclosed June 2013 Offering (prior to deducting the initial purchasers' discounts and expenses), (ii) $57.3 million under our previously disclosed Real Estate Term Loan Facility and (iii) three fixed rate mortgage notes payable with an aggregate initial principal amount of $33.9 million. We paid a total of $6.0 million in debt issuance costs associated with these borrowings and our previously disclosed Credit Agreement.
During nine months ended September 30, 2012 we entered into two fixed rate mortgage notes payable which were collateralized by the related real estate at two of our owned dealership locations. The total initial principal amount of the mortgage notes payable was $34.1 million.
Repayments of borrowings totaled $150.4 million and $58.4 million for the nine months ended September 30, 2013 and 2012, respectively. Included in repayments for the nine months ended September 30, 2013 is $143.2 million related to the previously disclosed redemption of our outstanding 7.625% Notes, which were redeemed in September 2013.
During the nine months ended September 30, 2012, we repaid $41.0 million of mortgage notes payable prior to their associated maturity and the remaining $15.1 million in aggregate principal amount of our 3% Convertible Notes, which matured in September 2012.
During the nine months ended September 30, 2013, we repurchased a total of 500,303 shares of our common stock under our authorized repurchase program for $20.3 million and 125,192 shares of our common stock for $4.6 million from employees in connection with a net share settlement feature of employee equity-based awards.
During nine months ended September 30, 2012, we repurchased a total of 574,273 shares of our common stock under our authorized repurchase program for $15.4 million and 90,679 shares of our common stock for $2.3 million from employees in connection with a net share settlement feature of employee share-based awards.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited. In accordance with such calculations, our ability to repurchase shares of our common stock and pay cash dividends was limited to $84.7 million under these agreements as of September 30, 2013, with an additional $10.0 million available to repurchase common stock only.
Pursuant to an authorization from our board of directors, as of September 30, 2013, we had remaining authorization to purchase up to $29.7 million of our common stock.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 10 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $627.4 million of total variable interest rate debt (including floor plan notes payable) outstanding as of September 30, 2013, a 1% change in interest rates could result in a change of as much as $6.3 million to our annual other interest expense.
We received $19.0 million of floor plan assistance from certain automobile manufacturers during the nine months ended September 30, 2013. Floor plan assistance reduced cost of sales (including amounts classified as discontinued operations) for the nine months ended September 30, 2013 by $18.5 million and reduced new vehicle inventory by $5.9 million and $5.4 million as of September 30, 2013 and December 31, 2012, respectively. Although we can provide no assurance as to the amount of future floor plan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floor plan assistance from certain automobile manufacturers.
Hedging Risk
We are party to an interest rate swap agreement which had a notional principal amount of $18.8 million as of September 30, 2013. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the indentures governing our 8.375% Notes and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited to $84.7 million as of September 30, 2013, with an additional $10.0 million available to repurchase common stock only.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
07/01/2013 - 07/31/2013	6,000	$47.07	6,000	$37.5
08/01/2013 - 08/31/2013	88,000	$50.00	88,000	$33.1
09/01/2013 - 09/30/2013	66,000	$51.48	66,000	$29.7

In December 2012, our board of directors authorized the repurchase of up to $50.0 million in shares of our common stock, effective January 1, 2013. During the nine months ended September 30, 2013, we repurchased 500,303 shares of our common stock for $20.3 million. As of September 30, 2013, we had remaining authorization to repurchase up to $29.7 million in shares of our common stock.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
4.1	Fifth Supplemental Indenture, dated as of September 30, 2013, by and among the Company, each of the guarantors signatory thereto and The Bank of New York Mellon, as Trustee
10.1
Amended and Restated Credit Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., as Borrower, certain of its Subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.2
Amended and Restated Company Guaranty Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.3
Amended and Restated Subsidiary Guaranty Agreement, dated as of August 8, 2013, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.4
Amended and Restated Security Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.5
Amended and Restated Escrow & Security Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.6
Credit Agreement, dated as of September 26, 2013, by and among Asbury Automotive Group, Inc., certain of its subsidiaries, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 30, 2013)

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

Asbury Automotive Group, Inc.

Date: October 24, 2013	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: October 24, 2013	By:	/s/ Scott J. Krenz
	Name:	Scott J. Krenz
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
4.1	Fifth Supplemental Indenture, dated as of September 30, 2013, by and among the Company, each of the guarantors signatory thereto and The Bank of New York Mellon, as Trustee
10.1
Amended and Restated Credit Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., as Borrower, certain of its Subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.2
Amended and Restated Company Guaranty Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.3
Amended and Restated Subsidiary Guaranty Agreement, dated as of August 8, 2013, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.4
Amended and Restated Security Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.5
Amended and Restated Escrow & Security Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.6
Credit Agreement, dated as of September 26, 2013, by and among Asbury Automotive Group, Inc., certain of its subsidiaries, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 30, 2013)

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