Form 10-K
period 2013-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2014-02-25
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant’s common stock as of June 30, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,241.6 million (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 21, 2014 was 30,849,989.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2013

PART I.
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

•
our parts and service revenue due to, among other things, improvements in manufacturing quality, manufacturer recalls, age of vehicles in service and any changes in business strategy and government regulations;

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

•	adverse results from litigation or other similar proceedings;

•	our relationship with, and the financial stability of, our lenders and lessors;

•	our ability to execute our initiatives and other strategies;

•	high levels of competition in our industry, which may create pricing and margin pressures on our products and services;

•	our ability to renew, and enter into new, framework and dealer agreements with vehicle manufacturers whose brands we sell, on terms acceptable to us;

•	our ability to attract and to retain key personnel;

•	our ability to leverage gains from our dealership portfolio; and

•	changes in our ability to access capital.
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

Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our web site at http://www.asburyauto.com as soon as practical after such reports are filed with the Securities and Exchange Commission (the “Commission”). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2014 Annual Meeting of Stockholders, when filed, will also be available on our web site, and at the URL stated in such proxy statement. We also make available on our web site copies of our charter, bylaws and other materials that outline our corporate governance policies and practices, including:

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

Item 1. Business
We are one of the largest automotive retailers in the United States, operating 100 franchises (80 dealership locations) as of December 31, 2013. We offer an extensive range of automotive products and services, including:

•	new and used vehicles;

•	vehicle maintenance;

•	replacement parts and collision repair services;

•	new and used vehicle financing; and

•	aftermarket products such as insurance, warranty and service contracts.
Asbury Automotive Group, Inc. was incorporated in the State of Delaware on February 15, 2002, and our stock is listed on the New York Stock Exchange under the ticker symbol “ABG.”
General Description of Our Operations
As of December 31, 2013, we operated dealerships in 18 metropolitan markets throughout the United States. We have developed our dealership portfolio through the acquisition of large, locally-branded dealership groups operating throughout the United States. We have complemented these large dealership group acquisitions with the purchase of numerous single point dealerships and smaller dealership groups in and surrounding our then-existing market areas. Our retail network is made of up dealerships operating primarily under eight locally-branded dealership groups. The following chart gives a detailed breakdown of our markets, brand names and franchises as of December 31, 2013:

Brand Names	Date of Initial Acquisition	Markets	Franchises

Nalley Automotive Group	September 1996	Atlanta, GA	Acura, Audi, Bentley, BMW, Honda, Hyundai, Infiniti(a), Kia, Lexus(a), Nissan, Toyota(a), Volkswagen

Courtesy Autogroup	September 1998	Tampa, FL	Chrysler, Dodge, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Toyota, smart, Sprinter

Coggin Automotive Group	October 1998	Jacksonville, FL	Honda(a), Nissan(a), Toyota, Chevrolet, Buick, GMC
		Orlando, FL	Ford, Honda(a), Lincoln
		Fort Pierce, FL	Acura, BMW, Honda, Mercedes-Benz

Crown Automotive Company	December 1998	Princeton, NJ	BMW, MINI
		Greensboro, NC	Acura, BMW, Chrysler, Dodge, Honda, Jeep, Nissan, Volvo
		Durham, NC	Honda
		Fayetteville, NC	Dodge, Ford
		Richmond, VA	Acura, BMW(a), MINI
		Charlottesville, VA	BMW
		Greenville, SC	Jaguar, Lexus, Nissan, Porsche, Toyota, Volvo

David McDavid Auto Group	April 1998	Dallas/Fort Worth, TX	Acura, Honda(a), Lincoln
		Houston, TX	Nissan
		Austin, TX	Acura

North Point Auto Group	February 1999	Little Rock, AR	BMW, Ford, Lincoln, Mazda, Nissan(a), Toyota, Volkswagen, Volvo

Gray-Daniels Auto Family	April 2000	Jackson, MS	Chevrolet, Ford, Lincoln, Nissan(a), Toyota

Plaza Motor Company	December 1997	St. Louis, MO	Audi, BMW, Infiniti, Jaguar, Land Rover, Lexus, Mercedes-Benz(a), Porsche, smart, Sprinter(a)
_____________________________

(a)	This market has two of these franchises
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
New Vehicle Sales
As of December 31, 2013, our dealerships represented a diverse portfolio of 29 American, European and Asian brands. Our new vehicle sales consist of the sale of new vehicles to individual retail customers (“new vehicle retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms "new vehicle retail" and "fleet" being together referred to as "new"). New vehicle revenue and new vehicle gross profit consist of revenue and gross profit from new vehicle retail and fleet sales. In 2013, we sold 87,959 new vehicles through our dealerships. We evaluate the results of our new vehicle sales based on unit volumes and gross profit per vehicle sold. Our new vehicle revenues represented 55% of our total revenues and 21% of our total gross profit for the year ended December 31, 2013.
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
Used Vehicle Sales
We sell used vehicles at all of our dealership locations. Used vehicle sales include the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being together referred to as “used”). In 2013, we sold 69,454 used retail vehicles through our dealerships. We evaluate the results of our used vehicle sales based on unit volumes and gross profit per vehicle sold. Our used retail vehicle business, which generally has higher gross margins than our new vehicle business, accounted for approximately 26% of our total revenues and 14% of our total gross profit for the year ended December 31, 2013. Wholesale sales represented 3% of our total revenues, but did not have a material impact on our total gross profit for the year ended December 31, 2013.
Gross profit from the sale of used vehicles depends primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and the use of advanced technology to manage our inventory. Our new vehicle operations typically provide our used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which we believe are good sources of attractive used vehicle inventory. We also purchase a significant portion of our used vehicle inventory at auctions restricted to new vehicle dealers (offering off-lease, rental and fleet vehicles) and “open” auctions that offer vehicles sold by other dealers and repossessed vehicles. Though we make every effort to sell our used vehicle inventory to retail customers, either through the dealership of origin or through another of our dealerships, our used vehicle inventory is typically sold as wholesale if a vehicle is not sold at retail within 60 days. The reconditioning of used vehicles also generates gross profit for our parts and service departments.
Parts and Service
We sell replacement parts and provide vehicle maintenance and collision repair service at all of our franchised dealerships, primarily for the vehicle brands sold at those dealerships. In addition, as of December 31, 2013, we maintained 24 free-standing collision repair centers either on the premises of, or in close proximity to, our dealerships. Our parts and service business accounted for approximately 12% of our total revenues and 42% of our total gross profit for the year ended December 31, 2013. Historically, parts and service revenues have been more stable than those from vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increasing number of vehicles on the road.
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
Finance and Insurance
We refer to the finance and insurance portion of our business as "F&I." Through our F&I business, we arrange, and receive commissions for, third-party financing of the sale or lease of new and used vehicles to customers, as well as offer a number of aftermarket products, as described below. We also generate F&I revenues from the receipt of certain marketing fees paid to us under agreements with preferred lenders. Our F&I business generated approximately 4% of our total revenues and 24% of our total gross profit for the year ended December 31, 2013.
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
We earn sales-based commissions from third-party lenders, including manufacturer captive finance subsidiaries, on substantially all of the financing that we arrange on behalf of our customers. We may be charged back (“chargebacks”) for these commissions in the event a finance contract is canceled or repaid, typically within the first 90 days of such contract. We arranged customer financing on approximately 71% of the vehicles we sold during the year ended December 31, 2013. We do not retain any material liability for the credit risk associated with these purchase and lease transactions after the completion of the transactions.
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
Recent Developments

In January 2014, we acquired the assets of one franchise in our existing market of Greenville, South Carolina, which we integrated with one of our existing dealership locations.
Business Strategy
Focus on Premier Brand Mix, Strategic Markets and Diversification

We classify our new vehicle retail sales into the following categories: luxury, mid-line import, and mid-line domestic. Luxury and mid-line imports together accounted for approximately 86% of our new vehicle sales for the year ended December 31, 2013. Despite a recent modest increase in sales of mid-line domestic vehicles, we continue to believe that, over the long-term, luxury and mid-line import manufacturers are well positioned to continue the market share gains they have achieved in the United States over the past few decades based on the expectation of continued broadening of their product offerings and the delivery of high quality products and services to their customers.
Our physical locations encompassed 18 different metropolitan markets at 80 locations in the following 10 states as of December 31, 2013: Arkansas, Florida, Georgia, Mississippi, Missouri, New Jersey, North Carolina, South Carolina, Texas and

Virginia. We believe that our broad geographic coverage, as well as diversification among manufacturers, decreases our exposure to regional economic downturns and manufacturer-specific risks such as recalls, warranty issues or production disruption.
The following table reflects (i) the number of franchises and (ii) the percent of new vehicle revenues represented by each class of franchise as of December 31, 2013:

Class/Franchise	Number of Franchises as of December 31, 2013	% of New Vehicle Revenues for the Year Ended December 31, 2013
Luxury
BMW	9	9%
Acura	6	5
Mercedes-Benz	4	7
Infiniti	4	4
Lincoln	4	1
Lexus	4	7
Volvo	3	1
Audi	2	2
Jaguar	2	*
Porsche	2	1
Bentley	1	*
Land Rover	1	1
Total Luxury	42	38%
Mid-Line Import
Honda	11	20%
Nissan	11	13
Toyota	7	11
Sprinter	3	*
MINI	2	1
smart	2	*
Volkswagen	2	1
Hyundai	2	1
Kia	2	1
Mazda	1	*
Total Mid-Line Import	43	48%
Mid-Line Domestic
Ford	4	7%
Dodge	3	3
Chevrolet	2	2
Chrysler	2	*
Jeep	2	1
Buick	1	*
GMC	1	1
Total Mid-Line Domestic	15	14%
Total Franchises	100	100%
______________________________
* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2013

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

In order to mitigate the impact of significant fluctuations in vehicle sales, we tie management and employee compensation at various operational levels to performance through incentive-based pay systems based on various metrics. For example, a portion of management's stock-based compensation is typically based on various performance criteria relative to our peer group, including, profitability growth, productivity improvement and return on invested capital measures. We also compensate our general managers, department managers and sales and other dealership personnel with incentive pay, based on metrics such as dealership profitability, departmental profitability and individual performance, as appropriate.
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

•
managing our leverage through the periodic incurrence of mortgage or other indebtedness, as well as repurchasing outstanding indebtedness and purchasing properties currently under lease at various times.

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

As part of our investment in our IT systems, we have deployed a common dealer management system (DMS) with the Dealer Services Group of Automatic Data Processing, Inc. as our provider. We believe a single DMS provides the foundation for future efficiencies and creates a more efficient retail operation that results in a better experience for our customers.
We consolidate financial, accounting and operational data received from our dealerships through customized financial products. Our IT approach enables us to integrate and aggregate information from our dealerships. Through the combination of a common DMS and our corporate financial products, management has access to the financial, accounting and operational data at various levels of the organization. In addition, we have centralized our information technology, payroll and benefits administration and are currently focused on centralizing additional back office processes, from which we expect future cost synergies.
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
We use common marketing materials for our brand names developed by professional advertising agencies. Our total advertising expense from continuing operations was $32.8 million for the year ended December 31, 2013, which equaled an average of $208 per retail vehicle sold. In addition, manufacturers’ direct advertising spending in support of their brands has historically been a significant component of the total amount spent on new car advertising in the United States.

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
In arranging financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions. In addition, many financial institutions are now offering F&I products through the Internet, which has increased competition and may reduce our profits on certain of these items. We believe that the principal competitive factors in providing financing are convenience, interest rates and flexibility in contract length.
In addition, given our desire to hire experienced, talented and successful individuals, the market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive. As a result, we also compete with franchised dealers and other large automotive retailers for talented personnel.
Seasonality
The automobile industry has historically been subject to seasonal variations in revenues. Demand for vehicles is generally lower during the first and fourth quarters of each year and, accordingly, we expect our revenues and operating results generally to be lower in the first and fourth quarters than in the second and third quarters of any year. If conditions occur during the second or third quarters that weaken automotive sales, our revenues for the year may be disproportionately adversely affected.
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
We are also subject to laws and regulations governing remediation of contamination at or from our facilities or at facilities where we send hazardous or toxic substances or wastes for treatment, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, and similar state statutes, can impose liability for the entire cost of a cleanup, without regard to fault or the legality of the original conduct, on those that are considered to have contributed to the release of a “hazardous substance.” Responsible parties include the owner or operator of the site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at such sites. These responsible parties also may be liable for damages to natural resources. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Currently, we are not aware of any material “Superfund” or other remedial liabilities to which we are subject.
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
Employees
As of December 31, 2013, we employed approximately 7,600 people. We believe our relationship with our employees is favorable. We do not have employees that are represented by a labor union; however, certain of our facilities are located in areas of high union concentration, and such facilities are susceptible to union-organizing activity. Although we have not experienced any strikes or walkouts at our operations, because of our dependence on vehicle manufacturers, we may be affected adversely by labor strikes, work slowdowns and walkouts at vehicle manufacturers’ production facilities and transportation modes that are outside of our control.
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
Uncertainty in the automotive retail environment could present challenges for our dealerships and adversely affect our ability to generate sufficient cash, which could materially adversely affect our liquidity.

Although the automotive retail industry has shown continued improvement in recent periods from the unprecedented challenging environment which began in 2008, we believe that the long-term prospects for the full industry and general economy continue to be difficult to predict. During the downturn in the automotive retailing industry, our results of operations were adversely affected, and could again be adversely affected by the uncertainty in present and expected economic conditions, including any increased difficulty for consumers in securing vehicle financing due to rising interest rates or continued higher than recent historical average unemployment levels. If consumer financing becomes more difficult to obtain, the new vehicle seasonally adjusted annual rate ("SAAR") could be negatively impacted, which in turn could further adversely impact our results of operations, our cash flows and ultimately our liquidity.

If we are unable to generate sufficient operating cash flows, we may need to enter into certain extraordinary transactions in order to generate additional cash, which may include, but not be limited to, selling certain of our dealerships or other assets or increasing borrowings under our existing, or any future, credit facilities. There can be no assurance that, if necessary, we will be able to enter into any such transactions in a timely manner or on reasonable terms, if at all. Furthermore, in the event we were required to sell dealership assets, the sale of any material portion of such assets could have a material adverse effect on our revenue and profitability.
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
As a result, our success is dependent upon our ability to obtain a desirable mix of popular new vehicles from manufacturers. More popular vehicles may often be difficult to obtain from manufacturers. Manufacturers generally allocate their vehicles among their franchised dealerships based on the sales history of each dealership, and in some instances on the level of capital expenditures associated with such dealerships. If our dealerships experience prolonged periods of sales declines or do not make adequate capital expenditures, those manufacturers may reduce their allotments of popular vehicles to our dealerships and, as a result, our new vehicle sales and profits may decline.
In addition, a general reduction in demand for new vehicles, or an oversupply of such vehicles, could result in a need for us to sell vehicles at a lower price, reducing our revenue per new vehicle sold and our new vehicle margins.
Changes or declines in consumer demand, or delays in nonessential services, due to general economic conditions, changes in preferences, or otherwise, could materially adversely affect our revenues and results of operations.

Our business is heavily dependent on consumer demand and preferences, and our key partners' respective abilities to adapt to changes in consumer demand and preferences. Further, retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as levels of discretionary personal income, credit availability and interest rates. In addition, in recent periods fuel prices have been unstable and have reached historically high levels. If gasoline prices become unstable, this could cause a reduction in automobile purchases and a further shift in buying patterns from less fuel-efficient luxury or SUV models (which typically provide higher profit margins to automotive retailers) to smaller, more fuel-efficient and economical vehicles (which typically have lower profit margins). A shift in preferences by consumers to smaller, more economical vehicles due to pricing, fuel costs or otherwise may have a material adverse effect on our revenues and results of operations.
While a decline in vehicle purchases in some instances creates additional demand for parts and services due to the aging of and increased wear and tear on existing vehicles, in difficult economic conditions, people often delay nonessential service and repairs on their vehicles. Continued delays on the service and repairs of vehicles due to a continual decline in economic conditions or otherwise could have a material adverse effect on the revenues and results of operations of our parts and service business, which has traditionally produced higher profit margins for our business relative to vehicle sales. Conversely, in the recent past, we have seen the prices of used vehicles generally increase, creating an increased demand for new vehicles. A relative increase in new vehicle sales versus used vehicle sales could have an adverse effect on our results of operations as used vehicle sales have traditionally produced relatively higher profit margins than new vehicle sales for our business.
If our brand mix is significantly concentrated, and the manufacturer of one or more of those brands experiences any disruptions in its operations or a decrease in consumer demand for its vehicles, or otherwise develops a poor reputation, there could be a material adverse effect on our revenues, operational results or profitability.
Although we have sought to limit our dependence on any one vehicle brand, we have focused and continue to focus our new vehicle sales operations primarily on mid-line import and luxury brands, and there can be no assurance that our brand mix is appropriate or sufficiently diverse to protect from a significant decline in the desirability of vehicles manufactured by a particular manufacturer. At December 31, 2013, our brand mix was weighted 86% towards luxury and mid-line import brands, with the remaining 14% consisting of domestic brands. For the year ended December 31, 2013, brands representing 5% or more of our revenues from new vehicle sales were as follows:

Brand	% of Total New Vehicle Revenues
Honda	20%
Nissan	13%
Toyota	11%
BMW	9%
Ford	7%
Mercedes-Benz	7%
Lexus	7%
Acura	5%

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

Despite our current level of outstanding indebtedness, we may be able to incur substantially more debt. Our existing, and future, debt may limit our flexibility to manage our business. Furthermore, we must generate sufficient cash to service our debt, or our business and financial condition may be materially adversely affected.
We and our subsidiaries may have the ability to incur substantial additional debt in the future to finance, among other things, acquisitions, working capital and capital expenditures, and new and used vehicle inventory, as well as to refinance new and used vehicle inventory, subject in each case to the restrictions contained in our debt instruments and other agreements existing at the time such indebtedness is incurred. The specific restrictions that could potentially limit the additional amount of debt we could incur are the leverage covenants contained in various of our debt agreements.
Our debt service obligations could have important consequences to us for the foreseeable future, including the following:

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

Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2013, unexpected changes to our franchise agreements, dealer agreements or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.

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

There are operating and financial restrictions and covenants in certain of our debt and mortgage agreements, including the agreement governing our senior credit facility, the indenture governing our senior notes and our mortgage agreements and related mortgage guarantees, as well as certain other agreements to which we are a party that may adversely affect our ability to finance our future operations or capital needs or to pursue certain business activities. These limit, among other things, our ability to incur certain additional debt, create certain liens or other encumbrances, and make certain payments (including dividends and repurchases of our common stock and for investments). Certain of these agreements also require us to maintain compliance with certain financial ratios. In many cases, our compliance with these restrictions and covenants is tested giving pro forma effect to certain proposed transactions.

If we are unable to comply with any applicable financial or other covenants after giving effect to certain proposed transactions or otherwise, we may not be able to complete such proposed transactions or may be required to seek waivers of or modifications to our covenants from our creditors, or we may need to undertake one or more transactions designed to generate proceeds sufficient to repay our debt. Obtaining such waivers or modifications often requires the payment to creditors of significant fees and requires significant time and attention of management. We cannot give any assurance that we would be able to successfully take any necessary actions at times, or on terms acceptable to us.

Our failure to comply with any of these covenants in the future could constitute a default under the relevant agreement, which could, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to repay these borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition or results of operations. In many cases, a default under one of our debt, mortgage, or other agreements could trigger cross default provisions in one or more of our other debt or mortgage agreements.

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

Access to sources of credit enhances our ability to take strategic actions for the benefit of our business. A deterioration of our credit rating, or a general disruption in the credit markets, could limit our ability to obtain credit on favorable terms. In addition, in the recent past, global financial markets and economic conditions have been disruptive and volatile, and continue to be uncertain. These issues, along with significant write-offs in the financial services sector, the re-pricing of certain credit risks and continued uncertain economic conditions in certain industries and sectors may make it more difficult for us to obtain funding at any given time.

Our inability to access necessary or desirable funding, or to enter into certain related transactions, at times and at costs deemed appropriate by us, could have a negative impact on our liquidity and our ability to conduct our operations.

We currently maintain a senior secured credit facility with a syndicate of banks, and we have hedge transactions in place with a number of counterparties that we believe are financially stable. However, if any of the financial institutions that have extended credit commitments to us or have entered into hedge or similar transactions with us are adversely affected by continued uncertain conditions in the U.S. and international capital markets, they may become unable or unwilling to fulfill their obligations to us, which also could have a material adverse effect on our liquidity and our ability to conduct our operations.
Our capital costs and our results of operations may be materially and adversely affected by changes in interest rates.
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory and have the availability to borrow funds for working capital using senior secured credit facilities under which we are charged interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our debt composition as of December 31, 2013, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by as much as $6.1 million. When considered in connection with reduced expected sales as and if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
Adverse conditions affecting the manufacturers of the vehicles that we sell may negatively impact our revenues and profitability.

Our ability to successfully market vehicles to the public depends to a great extent on aspects of manufacturers’ operations. Vehicle manufacturers have in the recent past been adversely affected by the U.S. and international economic climate. In addition to challenges created by uncertain economic conditions, we remain vulnerable to other matters that may impact the manufacturers of the vehicles we sell. For example, other factors outside of our control that could negatively affect vehicle manufacturers include:

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
In addition, if a vehicle manufacturer seeks protection from creditors in bankruptcy or similar proceedings, (i) the manufacturer could seek to terminate or reject all or certain of our franchises, (ii) if the manufacturer is successful in terminating all or certain of our franchises, we may not receive adequate compensation for those franchises, (iii) our cost to obtain financing for our new vehicle inventory may increase or no longer be available from such manufacturer’s captive finance subsidiary, (iv) consumer demand for such manufacturer’s products could be materially adversely affected, especially if costs related to improving such manufacturer’s financial condition are imputed to the price of its products, (v) there may be a significant disruption in the availability of consumer credit to purchase or lease vehicles or negative changes in the terms of such financing, which may negatively impact our sales, or (vi) there may be a reduction in the value of receivables and inventory associated with that manufacturer, among other things. The occurrence of any one or more of these events could have a material adverse effect on our business or results of operations.
If vehicle manufacturers reduce or discontinue sales incentive, warranty or other promotional programs, our results of operations, cash flows and financial condition may be materially adversely affected.
We benefit from certain sales incentive, warranty and other promotional programs of vehicle manufacturers that are intended to promote and support their respective new vehicle sales. Key incentive programs include:

•	customer rebates on new vehicles;

•	dealer incentives on new vehicles;

•	special financing or leasing terms;

•	warranties on new and used vehicles; and

•	sponsorship of used vehicle sales by authorized new vehicle dealers.
Manufacturers often make many changes to their incentive programs during each year. Any reduction or discontinuation of key manufacturers’ incentive programs for any reason, including a supply and demand imbalance, may reduce our sales volume which, in turn, could have a material adverse effect on our results of operations, cash flows and financial condition.
Our vehicle sales, results of operations and financial condition may be materially adversely affected by depressed levels of available consumer financing.

The majority of vehicle purchases are financed. During and as a result of the recent global economic downturn, consumers experienced a decline in the availability of credit. In addition, manufacturers decreased the availability of leases or, in some instances, terminated leasing programs altogether. The reduced availability of credit to consumers contributed to the decline in our vehicle sales in past periods. Reductions in available credit or increased costs of credit could result in a decline in our vehicle sales, which would have a material adverse effect on our results of operations and financial condition.

Sub-prime lenders have historically provided financing to those buyers who, for various reasons, do not have access to traditional financing, including those buyers who have a poor credit history or lack the down payment necessary to purchase a vehicle. During the recent economic downturn, sub-prime lenders became more stringent with their credit standards, which made it more difficult for consumers needing sub-prime financing to obtain credit in these periods. If this trend returns, or if interest rates increase, the ability of these consumers to purchase vehicles again could become limited, resulting in a decline in our vehicle sales, which, in turn, could have a material adverse effect on our results of operations and financial condition.
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
Our dealer agreements do not give us the exclusive right to a given geographic area. Manufacturers can establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our markets could have a material adverse effect on the business, financial condition and results of operations of our dealerships in the market in which the action is taken.
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
We are generally required to obtain manufacturer consent before we can acquire dealerships selling a manufacturer’s automobiles. In addition, as described above, many of our dealer and framework agreements require that we meet certain CSI rating and sales performance criteria as a condition to additional dealership acquisitions. We cannot assure you that we will be able to meet these performance criteria at any applicable time or that manufacturers will consent to future acquisitions, which may prevent us from being able to take advantage of strategic opportunities, and may limit our ability to expand our business. The process of obtaining a manufacturer's consent can take a significant amount of time. Delays in consummating acquisitions caused by this process may negatively affect our ability to acquire dealerships that we believe would produce acquisition synergies and integrate well into our overall strategy. In addition, manufacturers typically establish minimum capital requirements for each of their dealerships on a case-by-case basis. As a condition to granting consent to a proposed acquisition, a manufacturer may require us to remodel or upgrade our facilities and capitalize the subject dealership at levels we would not otherwise choose to fund, causing us to divert our financial resources away from uses that management believes may be of higher long-term value to us. Furthermore, the exercise by a manufacturer of its right of first refusal to acquire a dealership may prevent us from acquiring dealerships that we otherwise would acquire, which could have an adverse effect on our ability to grow through acquisitions, and therefore materially adversely impact our business, financial condition and results of operations.
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
We do not have any cost advantage over other retailers in purchasing new vehicles from manufacturers. We typically rely on our advertising, merchandising, sales expertise, service reputation, strong local branding and dealership location to sell new and used vehicles. Further, our dealer agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Our revenues and profitability may be materially adversely affected if competing dealerships expand their market share or additional franchises are awarded in our markets in ways that negatively impact our sales.
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
While we maintain insurance to protect against a number of losses, this insurance coverage often contains significant deductibles which we must pay prior to obtaining insurance coverage. In addition, we “self-insure” a portion of our potential liabilities, meaning we do not carry insurance from a third party for such liabilities, and are wholly responsible for any related losses including for certain potential liabilities that some states prohibit the maintenance of insurance to protect against.
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
Business interruptions at our dealerships due to a failure of any of our management information systems, could have a material adverse effect on our business, results of operations, financial condition and cash flow.
We rely on management information systems at our dealerships which are licensed from third parties and are used in all aspects of our sales and service efforts, as well as in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on a common dealer management system (“DMS”) provided by ADP. Our business could be significantly disrupted if (i) the ADP DMS fails to integrate with other third party management information systems, customer relations management tools or other software, or to the extent any of these systems become unavailable to us for an extended period of time, or (ii) if our relationship deteriorates with ADP or any of our other third-party providers. Any such significant disruption in our business could materially adversely affect our business, results of operations, financial condition and cash flow.
Government regulations and environmental regulation compliance costs may adversely affect our business.
We are, and expect to continue to be, subject to a wide range of federal, state and local laws and regulations, including local licensing requirements. These laws regulate the conduct of our business, including:

•	motor vehicle and retail installment sales practices;

•	leasing;

•	sales of finance, insurance and vehicle protection products;

•	consumer credit;

•	unfair and deceptive trade practices;

•	consumer protection;

•	consumer privacy;

•	money laundering;

•	advertising;

•	land use and zoning;

•	environmental matters;

•	health and safety; and

•	employment practices.

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
Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of wastes and remediation of contamination arising from spills and releases. In addition, we may also have liability in connection with materials that were sent to third-party recycling, treatment and/or disposal facilities under federal and state statutes. These federal and state statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Similar to many of our competitors, we have incurred and expect to continue to incur capital and operating expenditures and other costs in complying with such federal and state statutes. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such potential liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able or willing to satisfy them. Failure to comply with applicable laws and regulations, or significant additional expenditures required to maintain compliance therewith, may have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Any further healthcare reform legislation could adversely affect our future profitability and financial condition.
Rising healthcare costs and interest in universal healthcare coverage in the United States have resulted in significant healthcare reforms in recent years. We cannot predict the extent of the effect that any future state or federal healthcare legislation or regulation will have on us. However, any further expansion in government’s role in the U.S. healthcare industry could result in significant additional long-term costs to us, which could in turn adversely affect our future profitability and financial condition.

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

The U.S. Environmental Protection Agency (“EPA”) has published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. The EPA’s proposed regulations requiring permit review for greenhouse gas emissions from certain stationary sources is currently under review at the Supreme Court of the United States. The outcome of that review is uncertain. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including facilities that emit more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2011 for emissions occurring in 2010. More than one-third of the states, either individually or through multi−state regional initiatives, have begun implementing legal measures to require reduction of emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our facilities, equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. In addition, similar regulations imposed on the owners of the vehicles that we sell could adversely affect demand for certain vehicles.
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
We are involved and will continue to be involved in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions, and actions brought by governmental authorities. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our corporate headquarters, which are located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia. In addition, as of December 31, 2013, our operations encompassed 80 dealership locations throughout 10 states. As of December 31, 2013, we leased 29 of these locations and owned the remaining locations. We have one location in Mississippi and one location in Missouri where we lease the underlying land but own the building facilities on that land. These locations are included in the leased column of the table below. In addition, we operate 24 collision repair centers. We lease 12 of these collision repair centers and own the remaining repair center locations.

Dealership Group	Dealerships			Collision Repair Centers
	Owned	Leased		Owned	Leased
Coggin Automotive Group	10	4	(a)	4	2
Courtesy Autogroup	4	4		—	2
Crown Automotive Company	13	6		2	1
David McDavid Auto Group	6	—		3	2
Gray-Daniels Auto Family	—	5		—	1
Nalley Automotive Group	9	6		2	2
Northpoint Auto Group	4	2		1	1
Plaza Motor Company	5	2		—	1
Total	51	29		12	12
________________________________________

(a)	Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

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
Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “ABG”. Quarterly information concerning our high and low closing sales price per share of our common stock as reported by the NYSE is as follows:

	High	Low

Fiscal Year Ended December 31, 2012
First Quarter	$28.23	$21.50
Second Quarter	28.68	22.18
Third Quarter	29.93	24.89
Fourth Quarter	32.35	27.83
Fiscal Year Ended December 31, 2013
First Quarter	$38.04	$32.26
Second Quarter	43.05	33.56
Third Quarter	54.00	40.55
Fourth Quarter	55.61	47.51
We did not pay any dividends during any of these periods. On February 21, 2014, the last reported sale price of our common stock on the NYSE was $48.44 per share, and there were approximately 89 record holders of our common stock.
In December 2012, our board of directors authorized the repurchase of up to $50.0 million of the Company's common stock in open market transactions, effective January 1, 2013. During the year ended December 31, 2013, we repurchased 697,303 shares of our common stock for $30.0 million under that authorization from our board of directors.
Pursuant to the indentures governing our 8.375% Notes and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends was limited to $88.3 million as of December 31, 2013, with an additional $10 million available to repurchase common stock only.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
10/01/2013 - 10/31/2013	132,600	$48.50	132,600	$23.3
11/01/2013 - 11/30/2013	29,400	$48.30	29,400	$21.9
12/01/2013 - 12/31/2013	35,000	$53.74	35,000	$20.0

In January 2014, our Board of Directors authorized an additional $50.0 million for the repurchase of the Company's common stock in open market transactions.

PERFORMANCE GRAPH
The following graph furnished by the Company shows the value as of December 31, 2013, of a $100 investment in the Company’s common stock made on December 31, 2008 (with dividends reinvested), as compared with similar investments based on (i) the value of the S & P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc., Sonic Automotive, Inc., Group 1 Automotive, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The forgoing graph is not, and shall not be deemed to be, filed as part of the Company's annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by the Company.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data as of and for the five years ended December 31, 2013. The accompanying income statement data for the years ended December 31, 2012, 2011, 2010, and 2009 have been reclassified to reflect the status of our discontinued operations as of December 31, 2013. In addition, certain reclassifications of amounts previously reported have been made to the accompanying income statement data in order to conform to current presentation. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto, included elsewhere in this annual report on Form 10-K.

	For the Years Ended December 31,
Income Statement Data:	2013	2012	2011	2010	2009
	(in millions, except per share data)
Revenues:
New vehicle	$2,952.2	$2,608.3	$2,240.2	$2,078.5	$1,755.2
Used vehicle	1,564.2	1,301.6	1,208.6	1,041.7	860.9
Parts and service	611.6	565.3	555.6	531.2	531.0
Finance and insurance, net	206.9	166.6	137.0	111.2	85.4
Total revenues	5,334.9	4,641.8	4,141.4	3,762.6	3,232.5
Cost of sales	4,457.4	3,876.8	3,441.1	3,134.4	2,671.6
Gross profit	877.5	765.0	700.3	628.2	560.9
Selling, general and administrative expenses	619.3	556.1	531.6	484.1	449.4
Depreciation and amortization	24.3	22.6	22.5	20.5	21.4
Other operating expense (income), net	7.8	0.4	15.0	1.1	(0.8)
Income from operations	226.1	185.9	131.2	122.5	90.9
Other (expense) income:
Floor plan interest expense	(12.5)	(11.6)	(9.3)	(9.0)	(10.3)
Other interest expense, net	(39.0)	(35.6)	(39.6)	(35.4)	(34.8)
Swap interest expense	(2.5)	(5.0)	(5.5)	(6.6)	(6.6)
Convertible debt discount amortization	—	(0.4)	(0.8)	(1.4)	(1.8)
(Loss) gain on extinguishment of long-term debt, net	(6.8)	—	(0.8)	(12.6)	0.1
Total other expense, net	(60.8)	(52.6)	(56.0)	(65.0)	(53.4)
Income before income taxes	165.3	133.3	75.2	57.5	37.5
Income tax expense	64.2	50.0	28.7	22.1	14.0
Income from continuing operations	101.1	83.3	46.5	35.4	23.5
Discontinued operations, net of tax	8.0	(1.1)	21.4	2.7	(10.1)
Net income	$109.1	$82.2	$67.9	$38.1	$13.4
Income from continuing operations per common share:
Basic	$3.29	$2.68	$1.46	$1.10	$0.73
Diluted	$3.25	$2.64	$1.43	$1.06	$0.71

	As of December 31,
Balance Sheet Data:	2013	2012	2011	2010	2009
	(in millions)
Working capital	$274.4	$206.6	$156.2	$241.0	$213.4
Inventories(a)	767.7	655.1	519.5	578.7	506.7
Total assets	1,888.6	1,661.4	1,419.4	1,486.3	1,400.9
Floor plan notes payable(b)	609.5	562.1	434.0	451.6	441.6
Total debt(b)	554.4	466.0	458.6	549.0	537.8
Total shareholders’ equity	490.6	402.8	326.6	287.1	243.6
______________________________

(a)	Includes amounts classified as assets held for sale on our consolidated balance sheets.

(b)	Includes amounts classified as liabilities associated with assets held for sale on our consolidated balance sheets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 100 franchises (80 dealership locations) in 18 metropolitan markets within 10 states as of December 31, 2013. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of December 31, 2013, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 86% towards luxury and mid-line import brands, with the remaining 14% consisting of domestic brands. We also operate 24 collision repair centers that serve customers in our local markets.
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
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 48% of revenue from mid-line import brands and 38% of revenue from luxury brands for 2013, is well positioned for growth over the long term.

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

The United States automotive retail market showed continued improvement in 2013, with new vehicle SAAR increasing to 15.6 million as compared to 14.5 million in 2012. We continued to benefit from improving economic conditions in 2013, which we attribute to improved consumer confidence, the continued availability of credit at terms favorable to consumers resulting primarily from the current low interest rate environment, gradually improving unemployment, stable fuel prices and the increasing age of the U.S. automotive fleet. We believe that the overall economic recovery will continue to be fragile, and may be subject to further changes based on consumer confidence, interest rates, unemployment levels and other macro-economic factors as the long-term prospects for, and the timing of, a return to a stronger economy continue to be difficult to predict.
We had total available liquidity of $281.4 million as of December 31, 2013, which consisted of cash and cash equivalents of $5.4 million, borrowing availability of $231.7 million under our revolving credit facilities and $44.3 million of availability under our floor plan offset account. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
The Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$2,952.2	$2,608.3	$343.9	13%
Used vehicle	1,564.2	1,301.6	262.6	20%
Parts and service	611.6	565.3	46.3	8%
Finance and insurance, net	206.9	166.6	40.3	24%
Total revenues	5,334.9	4,641.8	693.1	15%
GROSS PROFIT:
New vehicle	181.3	166.5	14.8	9%
Used vehicle	120.1	104.1	16.0	15%
Parts and service	369.2	327.8	41.4	13%
Finance and insurance, net	206.9	166.6	40.3	24%
Total gross profit	877.5	765.0	112.5	15%
OPERATING EXPENSES:
Selling, general and administrative	619.3	556.1	63.2	11%
Depreciation and amortization	24.3	22.6	1.7	8%
Other operating expense, net	7.8	0.4	7.4	NM
Income from operations	226.1	185.9	40.2	22%
OTHER EXPENSES:
Floor plan interest expense	(12.5)	(11.6)	0.9	8%
Other interest expense, net	(39.0)	(35.6)	3.4	10%
Swap interest expense	(2.5)	(5.0)	(2.5)	(50)%
Convertible debt discount amortization	—	(0.4)	(0.4)	100%
Loss on extinguishment of long-term debt	(6.8)	—	6.8	NM
Total other expense, net	(60.8)	(52.6)	8.2	16%
Income before income taxes	165.3	133.3	32.0	24%
INCOME TAX EXPENSE	64.2	50.0	14.2	28%
INCOME FROM CONTINUING OPERATIONS	101.1	83.3	17.8	21%
DISCONTINUED OPERATIONS, net of tax	8.0	(1.1)	9.1	NM
NET INCOME	$109.1	$82.2	$26.9	33%
Income from continuing operations per common share—Diluted	$3.25	$2.64	$0.61	23%
Net income per common share—Diluted	$3.51	$2.61	$0.90	34%
______________________________
NM—Not Meaningful

	For the Year Ended December 31,
	2013	2012
REVENUE MIX PERCENTAGES:
New vehicles	55.3%	56.2%
Used retail vehicles	25.8%	23.7%
Used vehicle wholesale	3.5%	4.3%
Parts and service	11.5%	12.2%
Finance and insurance, net	3.9%	3.6%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	20.7%	21.8%
Used retail vehicles	13.8%	13.7%
Used vehicle wholesale	(0.2)%	(0.1)%
Parts and service	42.1%	42.8%
Finance and insurance, net	23.6%	21.8%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	70.6%	72.7%
Net income and income from continuing operations increased by $26.9 million (33%) and $17.8 million (21%), respectively, during 2013 as compared to 2012. The increase in income from continuing operations was primarily the result of a $112.5 million (15%) increase in gross profit, which was partially offset by (i) a $63.2 million (11%) increase in SG&A expenses, (ii) a $6.8 million loss on the redemption of our 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes") and (iii) a $7.4 million increase in other operating expenses due primarily to real estate related charges. Net income for 2013 was positively impacted by the sale of one franchise (one dealership location), which resulted in an $8.9 million net-of-tax gain, which is included in discontinued operations, net.
Gross profit increased across all four of our business lines and was driven by (i) a $41.4 million (13%) increase in parts and service gross profit, (ii) a $40.3 million (24%) increase in F&I gross profit, (iii) a $16.0 million (15%) increase in used vehicle gross profit and (iv) a $14.8 million (9%) increase in new vehicle gross profit. Our total gross profit margin decreased 10 basis points to 16.4%, primarily as a result of (i) a 30 basis point decrease in our same store new vehicle retail gross margin and (ii) a 60 basis point decrease in our same store used vehicle retail gross margin, which was partially offset by a 240 basis point increase in our same store parts and service gross margin.
The $693.1 million (15%) increase in total revenue was primarily a result of (i) a $343.9 million (13%) increase in new vehicle revenue and (ii) a $262.6 million (20%) increase in used vehicle revenue.

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$1,097.3	$963.6	$133.7	14%
Mid-line import	1,384.0	1,270.4	113.6	9%
Mid-line domestic	407.1	374.3	32.8	9%
Total new vehicle revenue—same store(1)	2,888.4	2,608.3	280.1	11%
New vehicle revenue—acquisitions	63.8	—
New vehicle revenue, as reported	$2,952.2	$2,608.3	$343.9	13%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$79.5	$73.4	$6.1	8%
Mid-line import	71.3	67.9	3.4	5%
Mid-line domestic	26.5	25.2	1.3	5%
Total new vehicle gross profit—same store(1)	177.3	166.5	10.8	6%
New vehicle gross profit—acquisitions	4.0	—
New vehicle gross profit, as reported	$181.3	$166.5	$14.8	9%

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
New vehicle units:
New vehicle retail units—same store(1)
Luxury	21,994	19,429	2,565	13%
Mid-line import	51,632	48,136	3,496	7%
Mid-line domestic	11,082	10,147	935	9%
Total new vehicle retail units—same store(1)	84,708	77,712	6,996	9%
Fleet vehicles	1,258	2,365	(1,107)	(47)%
Total new vehicle units—same store(1)	85,966	80,077	5,889	7%
New vehicle units—acquisitions	1,993	—
New vehicle units—actual	87,959	80,077	7,882	10%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
Revenue per new vehicle sold—same store(1)	$33,599	$32,572	$1,027	3%
Gross profit per new vehicle sold—same store(1)	$2,062	$2,079	$(17)	(1)%
New vehicle gross margin—same store(1)	6.1%	6.4%	(0.3)%	(5)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $343.9 million (13%) increase in new vehicle revenue was primarily a result of a 7% increase in same store new vehicle unit sales, combined with a 3% increase in same store revenue per new vehicle sold. Our total new vehicle revenue also benefited from $63.8 million derived from acquisitions. Same store unit volumes for our luxury, mid-line import and domestic brands increased 13%, 7%, and 9%, respectively, reflecting (i) a general increase in consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) an improvement in the availability of new vehicle inventory from which to choose. New vehicle SAAR increased by 8% to 15.6 million in 2013 as compared to 14.5 million in 2012, which contributed to the unit volume increases in each of our three brand segments.
Total new vehicle gross profit increased by $14.8 million (9%), driven by the 7% increase in same store new vehicle unit sales as well as $4.0 million in gross profit derived from acquisitions. Partially offsetting these increases was a 30 basis point (5%) decrease in our same store new vehicle gross profit margin. Our same store gross profit per new vehicle sold decreased by $17 (1%) overall, largely driven by our luxury brands. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand.
Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$1,340.3	$1,102.0	$238.3	22%
Used vehicle retail revenues—acquisitions	34.6	—
Total used vehicle retail revenues	1,374.9	1,102.0	272.9	25%

Used vehicle wholesale revenues—same store(1)	186.3	199.6	(13.3)	(7)%
Used vehicle wholesale revenues—acquisitions	3.0	—
Total used vehicle wholesale revenues	189.3	199.6	(10.3)	(5)%
Used vehicle revenue, as reported	$1,564.2	$1,301.6	$262.6	20%
Gross profit:
Used vehicle retail gross profit—same store(1)	$119.9	$104.5	$15.4	15%
Used vehicle retail gross profit—acquisitions	2.2	—
Total used vehicle retail gross profit	122.1	104.5	17.6	17%

Used vehicle wholesale gross profit—same store(1)	(2.0)	(0.4)	(1.6)	NM
Used vehicle wholesale gross profit—acquisitions	—	—
Total used vehicle wholesale gross profit	(2.0)	(0.4)	(1.6)	NM
Used vehicle gross profit, as reported	$120.1	$104.1	$16.0	15%
Used vehicle retail units:
Used vehicle retail units—same store(1)	67,768	57,434	10,334	18%
Used vehicle retail units—acquisitions	1,686	—
Used vehicle retail units—actual	69,454	57,434	12,020	21%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
Revenue per used vehicle retailed—same store(1)	$19,778	$19,187	$591	3%
Gross profit per used vehicle retailed—same store(1)	$1,769	$1,819	$(50)	(3)%
Used vehicle retail gross margin—same store(1)	8.9%	9.5%	(0.6)%	(6)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

NM—Not Meaningful

The $262.6 million (20%) increase in used vehicle revenue was the result of an 18% increase in same store used vehicle retail unit sales, a 3% increase in same store revenue per used vehicle retailed and $37.6 million derived from acquisitions. These increases were partially offset by a $10.3 million (5%) decrease in used vehicle wholesale revenue. The 18% increase in same store used vehicle retail unit sales reflects increased consumer demand, the continued availability of credit at terms favorable to the customer and the ongoing impact of our "Asbury 1-2-1" program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
The $17.6 million (17%) increase in used vehicle retail gross profit was driven primarily by higher unit volumes, partially offset by a 60 basis point decrease in our same store used vehicle retail gross margin. The decrease in our same store used vehicle gross margin can be partially attributed to margin pressures created by the general increase in the supply of used vehicles as a result of customer trade-ins and vehicles coming off lease. During 2013, we also increased our focus on selling more used vehicles as retail units instead of wholesale units as a result of our ongoing Asbury 1-2-1 program, which primarily accounts for the $13.3 million (7%) decrease in same store wholesale revenue.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately
38 days of supply in our inventory as of December 31, 2013.
Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$600.3	$565.3	$35.0	6%
Parts and service revenues—acquisitions	11.3	—
Parts and service revenue, as reported	$611.6	$565.3	$46.3	8%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$211.9	$202.8	$9.1	4%
Reconditioning and preparation	83.2	66.9	16.3	24%
Warranty	47.7	39.0	8.7	22%
Wholesale parts	19.5	19.1	0.4	2%
Total parts and service gross profit—same store(1)	362.3	327.8	34.5	11%
Parts and service gross profit—acquisitions	6.9	—
Parts and service gross profit, as reported	$369.2	$327.8	$41.4	13%
Parts and service gross margin—same store(1)	60.4%	58.0%	2.4%	4%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $46.3 million (8%) increase in parts and service revenue was primarily due to (i) an $18.4 million (5%) increase in same store customer pay revenue, (ii) a $13.0 million (16%) increase in same store warranty revenue and (iii) $11.3 million derived from acquisitions. The 240 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including a 24% increase in gross profit from reconditioning and preparation of vehicles, a 22% increase in warranty gross profit and a 4% increase in our customer pay parts and service gross profit. The $16.3 million increase in reconditioning and preparation gross profit was primarily driven by an 18% increase in our same store used vehicle retail unit sales and a 7% increase in our same store new vehicle retail unit sales. Gross profit associated with warranty work increased by $8.7 million (22%), partially due to certain manufacturer recalls that occurred during 2013, as well as increased units in operation as sales of new vehicles in the United States have continued to increase over the past few years.

We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$201.1	$166.6	$34.5	21%
Finance and insurance, net—acquisitions	5.8	—
Finance and insurance, net as reported	$206.9	$166.6	$40.3	24%
Finance and insurance, net per vehicle sold—same store(1)	$1,308	$1,212	$96	8%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $40.3 million (24%) during 2013 as compared to 2012, primarily due to (i) a 13% increase in same store retail unit sales, (ii) an 8% increase in F&I per vehicle sold and (iii) $5.8 million derived from acquisitions. The $96 increase in same store F&I per vehicle sold was primarily attributable to improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improved availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General and Administrative Expense—

	For the Year Ended December 31,					% of Gross Profit (Decrease) Increase
	2013	% of Gross Profit	2012	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$280.7	32.7%	$254.9	33.3%	$25.8	(0.6)%
Sales compensation	92.4	10.8%	80.2	10.5%	12.2	0.3%
Share-based compensation	9.0	1.0%	7.1	0.9%	1.9	0.1%
Outside services	59.7	7.0%	55.2	7.2%	4.5	(0.2)%
Advertising	31.8	3.7%	27.8	3.6%	4.0	0.1%
Rent	32.9	3.8%	35.5	4.6%	(2.6)	(0.8)%
Utilities	13.9	1.6%	14.1	1.8%	(0.2)	(0.2)%
Insurance	9.9	1.2%	10.9	1.4%	(1.0)	(0.2)%
Other	77.5	9.0%	70.4	9.4%	7.1	(0.4)%
Selling, general and administrative expense—same store(1)	607.8	70.8%	556.1	72.7%	51.7	(1.9)%
Acquisitions	11.5		—
Selling, general and administrative—actual	$619.3	70.6%	$556.1	72.7%	$63.2	(2.1)%
Gross profit—same store(1)	$858.6		$765.0
Gross profit—actual	$877.5		$765.0
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 70.8% for 2013 as compared to 72.7% for 2012. The 190 basis point decrease was primarily attributable to (i) a 60 basis point decrease in personnel costs as a result of further leveraging our fixed cost structure and (ii) an 80 basis point decrease in rent expense primarily as a result of our purchase of certain previously leased real estate during the second half of 2012 and throughout 2013.

We continue to be engaged in numerous productivity initiatives designed to further reduce our fixed cost structure and improve our profitability and are currently focused on fully leveraging our single dealer management system with our other technology platforms and centralizing additional back office processes. We also continuously evaluate opportunities to purchase real estate properties that we lease.
Depreciation and Amortization Expense —
The $1.7 million (8%) increase in depreciation and amortization expense during 2013 when compared to 2012 was primarily the result of our purchase of certain previously leased real estate during the second half of 2012 and throughout 2013.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During 2013, we recognized (i) $5.5 million of lease termination charges as a result of our purchase of certain previously leased real estate and (ii) $1.8 million of charges related to property and equipment disposals. During 2012, we recognized approximately $1.8 million of lease termination charges as a result of our purchase of certain previously leased real estate which was partially offset by approximately $1.4 million of income related to insurance proceeds.
Floor Plan Interest Expense —
The $0.9 million (8%) increase in floor plan interest expense during 2013 when compared to 2012 was primarily the result of generally higher new vehicle inventory levels as well as additional new vehicle inventory associated with recent acquisitions.
Other Interest Expense —
The $3.4 million (10%) increase in other interest expense was primarily due to a $3.7 million increase in our mortgage interest expense as result of our decision to mortgage certain owned dealership properties, the majority of which was completed during the second half of 2012 and throughout 2013. In June 2013, we completed an add-on issuance of $100.0 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2020 ("8.375% Notes").  In September 2013, we used proceeds from this offering and borrowings under our real estate credit agreement to redeem all of our 7.625% Notes.  For additional information on the 8.375% Notes, our real estate credit agreement and the redemption of our 7.625% Notes, see "8.375% Senior Subordinated Notes Add-On Issuance," "Real Estate Credit Agreement" and  "Redemption of 7.625% Notes" below.
Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments during 2013 and 2012 was $2.5 million and $5.0 million, respectively. The $2.5 million decrease in swap interest expense during 2013 when compared to 2012 is primarily the result of a $2.8 million decrease in amortization expense of a previously terminated swap during the second quarter of 2013, partially offset by approximately $0.3 million of additional swap expense as a result of an interest rate swap entered into during the fourth quarter of 2013.
Loss on Extinguishment of long-term Debt —
During 2013, we recognized a $6.8 million loss on the redemption of all of the $143.2 million of our outstanding 7.625% Notes, consisting of (i) $3.6 million of premiums paid pursuant to the terms of the redemption notice, (ii) a $3.1 million write-off of unamortized debt issuance costs associated with the 7.625% Notes and (iii) $0.1 million of third-party costs associated with the redemption of the 7.625% Notes.
Income Tax Expense—
The $14.2 million (28%) increase in income tax expense was primarily a result of the $32.0 million (24%) increase in income before income taxes in 2013 compared to 2012. Our effective tax rate increased from 37.5% in 2012 to 38.8% in 2013, primarily as a result of (i) a decrease in tax exempt income in 2013 compared to 2012 and (ii) a release of certain tax reserves in 2012. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2014 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2014.

Discontinued Operations—
During 2013, we sold one franchise (one dealership location) that was classified as discontinued operations. The $8.0 million, net of tax, net gain from discontinued operations in 2013 includes an $8.9 million, net of tax, gain on the sale of one franchise (one dealership location), which was partially offset by $0.9 million, net of tax, of net operating losses of franchises sold prior to December 31, 2013, including rent and other expenses of idle facilities.
During 2012, we sold two franchises (two dealership locations) that were classified as discontinued operations and closed two additional franchises, one of which was classified as discontinued operations. The $1.1 million, net of tax, net loss from discontinued operations in 2012 includes (i) $1.2 million, net of tax, of impairment expense related to certain property not used in our operations, (ii) a $0.5 million, net of tax, loss related to the disposal of certain property not used in our operations, (iii) a $0.5 million, net of tax, lease termination charge related to a former dealership location and (iv) $0.2 million, net of tax, of net operating losses of franchises sold prior to December 31, 2013, consisting primarily of rent and other expenses of idle facilities. These losses were partially offset by (a) $0.6 million, net of tax, of income related to proceeds received from the elimination of one of our franchises and (b) a $0.7 million, net of tax, gain on the sale of the two franchises.
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

RESULTS OF OPERATIONS
The Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$2,608.3	$2,240.2	$368.1	16%
Used vehicle	1,301.6	1,208.6	93.0	8%
Parts and service	565.3	555.6	9.7	2%
Finance and insurance, net	166.6	137.0	29.6	22%
Total revenues	4,641.8	4,141.4	500.4	12%
GROSS PROFIT:
New vehicle	166.5	151.9	14.6	10%
Used vehicle	104.1	100.5	3.6	4%
Parts and service	327.8	310.9	16.9	5%
Finance and insurance, net	166.6	137.0	29.6	22%
Total gross profit	765.0	700.3	64.7	9%
OPERATING EXPENSES:
Selling, general and administrative	556.1	531.6	24.5	5%
Depreciation and amortization	22.6	22.5	0.1	—%
Other operating expense (income), net	0.4	15.0	(14.6)	(97)%
Income from operations	185.9	131.2	54.7	42%
OTHER EXPENSES:
Floor plan interest expense	(11.6)	(9.3)	2.3	25%
Other interest expense, net	(35.6)	(39.6)	(4.0)	(10)%
Swap interest expense	(5.0)	(5.5)	(0.5)	(9)%
Convertible debt discount amortization	(0.4)	(0.8)	(0.4)	(50)%
Loss on extinguishment of long-term debt	—	(0.8)	(0.8)	(100)%
Total other expense, net	(52.6)	(56.0)	(3.4)	(6)%
Income before income taxes	133.3	75.2	58.1	77%
INCOME TAX EXPENSE	50.0	28.7	21.3	74%
INCOME FROM CONTINUING OPERATIONS	83.3	46.5	36.8	79%
DISCONTINUED OPERATIONS, net of tax	(1.1)	21.4	(22.5)	105%
NET INCOME	$82.2	$67.9	$14.3	21%
Income from continuing operations per common share—Diluted	$2.64	$1.43	$1.21	85%
Net income per common share—Diluted	$2.61	$2.08	$0.53	25%
______________________________

	For the Year Ended December 31,
	2012	2011
REVENUE MIX PERCENTAGES:
New vehicles	56.2%	54.1%
Used retail vehicles	23.7%	24.7%
Used vehicle wholesale	4.3%	4.5%
Parts and service	12.2%	13.4%
Finance and insurance, net	3.6%	3.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	21.8%	21.7%
Used retail vehicles	13.7%	14.5%
Used vehicle wholesale	(0.1)%	(0.2)%
Parts and service	42.8%	44.4%
Finance and insurance, net	21.8%	19.6%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	72.7%	75.9%

Net income and income from continuing operations increased by $14.3 million and $36.8 million, respectively, during 2012 as compared to 2011. The increase in income from continuing operations was primarily composed of (i) a $64.7 million (9%) increase in gross profit, (ii) a $14.6 million increase in other operating expense (net of other operating expense) and (iii) a $4.0 million (10%) decrease in other interest expense, net, partially offset by a $24.5 million (5%) increase in SG&A expenses and a a$2.3 million (25%) increase in floor plan interest expense. Net income for 2011 was positively impacted by the sale of our heavy truck business, two additional franchises (two dealership locations) and one ancillary business in 2011, which resulted in $22.3 million in net-of-tax gains, which are included in discontinued operations, net.
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
Gross profit increased across all four of our business lines and was driven by (i) a $29.6 million (22%) increase in F&I gross profit, (ii) $16.9 million (5%) increase in parts and service gross profit and (iii) a $14.6 million (10%) increase in new vehicle gross profit. Our total gross profit margin decreased 40 basis points to 16.5%, primarily as a result of (i) a 40 basis point decrease in our same store used vehicle retail gross margin and (ii) a 40 basis point decrease in our same store new vehicle retail gross margin, which was partially offset by a 200 basis point increase in our same store parts and service gross margin. In reviewing the contributions of our business lines to our overall gross profit, we also experienced a 160 basis point decrease in our higher-margin parts and service business as a percentage of our overall gross profit.
The $500.4 million (12%) increase in total revenue was primarily a result of (i) an $368.1 million (16%) increase in new vehicle revenue, (ii) a $93.0 million (8%) increase in used vehicle revenue and (iii) a $29.6 million (22%) increase in revenue from F&I.

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$959.5	$828.4	$131.1	16%
Mid-line import	1,268.7	1,061.0	207.7	20%
Mid-line domestic	374.3	350.8	23.5	7%
Total new vehicle revenue—same store(1)	2,602.5	2,240.2	362.3	16%
New vehicle revenue—acquisitions	5.8	—
New vehicle revenue, as reported	$2,608.3	$2,240.2	$368.1	16%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$72.9	$63.7	$9.2	14%
Mid-line import	67.9	64.3	3.6	6%
Mid-line domestic	25.2	23.9	1.3	5%
Total new vehicle gross profit—same store(1)	166.0	151.9	14.1	9%
New vehicle gross profit—acquisitions	0.5	—
New vehicle gross profit, as reported	$166.5	$151.9	$14.6	10%

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
New vehicle units:
New vehicle retail units—same store(1)
Luxury	19,386	16,712	2,674	16%
Mid-line import	48,067	40,560	7,507	19%
Mid-line domestic	10,147	9,353	794	8%
Total new vehicle retail units—same store(1)	77,600	66,625	10,975	16%
Fleet vehicles	2,365	2,679	(314)	(12)%
Total new vehicle units—same store(1)	79,965	69,304	10,661	15%
New vehicle units—acquisitions	112	—
New vehicle units—actual	80,077	69,304	10,773	16%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
Revenue per new vehicle sold—same store(1)	$32,545	$32,324	$221	1%
Gross profit per new vehicle sold—same store(1)	$2,076	$2,192	$(116)	(5)%
New vehicle gross margin—same store(1)	6.4%	6.8%	(0.4)%	(6)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $368.1 million (16%) increase in new vehicle revenue was primarily a result of a $207.7 million (20%) increase in revenue from our mid-line import brands and a $131.1 million (16%) increase in revenue from our luxury brands, which drove a $362.3 million (16%) increase in overall same store new vehicle revenue. Our total new vehicle revenue also benefited from $5.8 million derived from acquisitions. Same store unit volumes for our mid-line import and luxury brand segments increased 19% and 16%, respectively, reflecting (i) sales resulting from improved inventory availability compared to depressed levels in

2011 following the natural disaster and related events in Japan and (ii) a general increase in consumer demand. Unit volumes from our domestic brands also increased 8% on a same store basis. New vehicle SAAR increased to 14.5 million for 2012 as compared to 12.8 million for 2011.
Total new vehicle gross profit increased by $14.6 million (10%), primarily driven by a $9.2 million 14% increase in gross profit from luxury brands. Our mid-line import brands, which experienced a 19% increase in unit volume, also experienced a 70 basis point decrease in gross profit margin when compared to the prior year period. Our same store gross profit per new vehicle sold decreased by $116 (5%), largely driven by a reduction in gross profit associated with our mid-line import vehicle sales, combined with a shift in our overall unit sales toward mid-line import brands when compared to 2011, when inventories of these brands were in short supply as a result of the natural disaster and related events in Japan. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand.
Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$1,099.8	$1,022.0	$77.8	8%
Used vehicle retail revenues—acquisitions	2.2	—
Total used vehicle retail revenues	1,102.0	1,022.0	80.0	8%

Used vehicle wholesale revenues—same store(1)	199.2	186.6	12.6	7%
Used vehicle wholesale revenues—acquisitions	0.4	—
Total used vehicle wholesale revenues	199.6	186.6	13.0	7%
Used vehicle revenue, as reported	$1,301.6	$1,208.6	$93.0	8%
Gross profit:
Used vehicle retail gross profit—same store(1)	$104.4	$101.6	$2.8	3%
Used vehicle retail gross profit—acquisitions	0.1	—
Total used vehicle retail gross profit	104.5	101.6	2.9	3%

Used vehicle wholesale gross profit—same store(1)	(0.5)	(1.1)	0.6	(55)%
Used vehicle wholesale gross profit—acquisitions	0.1	—
Total used vehicle wholesale gross profit	(0.4)	(1.1)	0.7	(64)%
Used vehicle gross profit, as reported	$104.1	$100.5	$3.6	4%
Used vehicle retail units:
Used vehicle retail units—same store(1)	57,345	54,009	3,336	6%
Used vehicle retail units—acquisitions	89	—
Used vehicle retail units—actual	57,434	54,009	3,425	6%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2012	2011
Revenue per used vehicle retailed—same store(1)	$19,179	$18,923	$256	1%
Gross profit per used vehicle retailed—same store(1)	$1,821	$1,881	$(60)	(3)%
Used vehicle retail gross margin—same store(1)	9.5%	9.9%	(0.4)%	(4)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $93.0 million (8%) increase in used vehicle revenue was the result of an $80.0 million (8%) increase in used vehicle retail revenue and a $13.0 million (7%) increase in used vehicle wholesale revenue, which included $2.2 million and $0.4 million, respectively, derived from acquisitions. The 6% increase in same store used vehicle retail unit sales reflects the ongoing impact of our Asbury 1-2-1 program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.

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

Finance and Insurance, net—

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

Selling, General and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit (Decrease) Increase
	2012	% of Gross Profit	2011	% of Gross Profit
	(Dollars in millions)
Personnel costs	$254.5	33.3%	$244.5	34.9%	$10.0	(1.6)%
Sales compensation	80.0	10.5%	72.8	10.4%	7.2	0.1%
Share-based compensation	7.1	0.9%	6.1	0.9%	1.0	—%
Outside services	55.0	7.2%	54.2	7.7%	0.8	(0.5)%
Advertising	27.6	3.6%	25.3	3.6%	2.3	—%
Rent	35.5	4.6%	36.3	5.2%	(0.8)	(0.6)%
Utilities	14.0	1.8%	14.5	2.1%	(0.5)	(0.3)%
Insurance	10.9	1.4%	9.8	1.4%	1.1	—%
Other	70.5	9.4%	68.1	9.7%	2.4	(0.3)%
Selling, general and administrative expense—same store(1)	555.1	72.7%	531.6	75.9%	23.5	(3.2)%
Acquisitions	1.0		—
Selling, general and administrative—actual	$556.1	72.7%	$531.6	75.9%	$24.5	(3.2)%
Gross profit—same store(1)	$763.5		$700.3
Gross profit—actual	$765.0		$700.3
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 72.7% for 2012 as compared to 75.9% for 2011. The 320 basis point decrease was primarily attributable to (i) a 160 basis point decrease in personnel costs as a result of further leveraging our fixed cost structure, (ii) a 50 basis point decrease in outside service costs as a result of completing the process of converting all of our dealerships to the ADP Dealer Management System in the first quarter of 2012 and (iii) a 60 basis point decrease in rent expense primarily as a result of our purchase of certain previously leased real estate during 2011 and 2012. We also benefited in 2012 from a telecommunications expense management initiative implemented during 2011, which helped drive a 30 basis point decrease in our utilities expense.
Other Operating Expense (Income), net —
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
Other Interest Expense —
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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had total available liquidity of $281.4 million, which consisted of cash and cash equivalents of $5.4 million, borrowing availability of $231.7 million under our revolving credit facilities and $44.3 million of availability under our floor plan offset account, described below, which is generally accessible within one to two days. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of December 31, 2013, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.
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
We currently have the following material credit facilities, floor plan facilities, real estate credit agreement, mortgage notes and senior subordinated notes. For a more detailed description of the material terms of our senior secured credit facilities, real estate credit agreement, mortgage notes and senior subordinated notes, refer to the "Floor Plan Notes Payable" and “Long-Term Debt” footnotes in the accompanying consolidated financial statements.

•
Revolving credit facility — a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of December 31, 2013, we had $14.6 million in outstanding letters of credit, resulting in $160.4 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of December 31, 2013.

•
New inventory floor plan facilities — an $825.0 million senior secured new vehicle revolving floor plan facility. In connection with the new vehicle floor plan facility, we established an account with Bank of America, N.A. ("Bank of America") that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in floor plan interest expense on our Consolidated Statements of Income. As of December 31, 2013, we had $44.3 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations. As of December 31, 2013, we had $534.8 million, net, outstanding under our senior secured new vehicle revolving floor plan facility and $74.7 million outstanding under our floor plan facility with Ford.

•
Used vehicle floor plan facility — a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. As of December 31, 2013, we had $2.0 million outstanding under our used vehicle revolving floor plan facility, which was drawn for general corporate purposes, and $71.3 million of remaining borrowing availability under our used vehicle revolving floor plan facility.

•
Real estate credit agreement — a $75.0 million real estate term loan credit agreement collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of December 31, 2013, we had $75.0 million outstanding under the real estate credit agreement. For additional information on the real estate credit agreement, see “Real Estate Credit Agreement” below.

•
Mortgage notes — as of December 31, 2013, we had $166.5 million of mortgage note obligations (excluding amounts outstanding under our real estate credit agreement). These obligations are collateralized by the related real estate at our applicable owned dealership locations.

•	7.625% Notes — In September 2013, we redeemed all of the outstanding 7.625% Notes. For additional information on the redemption of our 7.625% Notes, see "Redemption of 7.625% Notes" below.

•
8.375% Notes — as of December 31, 2013, we had $300.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020. For additional information on the 8.375% Notes, see "8.375% Senior Subordinated Notes Add-On Issuance" below.

Under the terms of the senior secured credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floor plan indebtedness, (ii) certain refinancings, refunds, renewals or extensions of existing indebtedness, and (iii) other customary permitted indebtedness.
8.375% Senior Subordinated Notes Add-On Issuance
In June 2013, we completed an add-on issuance of $100.0 million aggregate principal amount of 8.375% Notes at a price of 109.75% of par, plus accrued interest from May 15, 2013 (the "June 2013 Offering"). After deducting the initial purchasers' discounts and expenses of the June 2013 Offering of $2.3 million, we received net proceeds of approximately $108.3 million from this offering. The $9.8 million premium paid by the initial purchasers of the 8.375% Notes was recorded as a component of long-term debt on our Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the 8.375% Notes. The capitalized costs associated with the issuance and sale of the 8.375% Notes are being amortized as an addition to interest expense over the remaining term of the 8.375% Notes. Including the amortization of the $9.8 million premium, and assuming the 8.375% Notes are held until their maturity in November 2020, the effective interest rate on the June 2013 Offering will be 6.725%. We used proceeds from the June 2013 Offering, together with borrowings under the real estate credit agreement, to redeem all of our outstanding 7.625% Notes.
Restated Credit Agreement
In August 2013, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement with Bank of America, as administrative agent, and the other agents and lenders party thereto (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated in its entirety the Company’s pre-existing senior secured Credit Agreement, dated as of October 14, 2011, by and among the Company and certain of its subsidiaries and Bank of America, as administrative agent, and the other agents and lenders party thereto (the “Prior Credit Agreement”). The Prior Credit Agreement had provided for our senior secured credit facilities, consisting of (i) a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit, (ii) a $625.0 million new vehicle revolving floor plan facility, and (iii) a $100.0 million used vehicle revolving floor plan facility, in each case subject to limitations on borrowing availability as set out in the Prior Credit Agreement.
The terms of the Restated Credit Agreement provide that:

•	the new vehicle inventory floor plan facility thereunder was increased by $200.0 million to $825.0 million;

•
the interest rates on borrowings under the new vehicle and used vehicle floor plan facilities thereunder each decreased by 25 basis points to the one-month London Interbank Offered Rate ("LIBOR") plus 1.25% and one-month LIBOR plus 1.50%, respectively, in each case as compared to the terms of the Prior Credit Agreement; and

•	the maturity date of the Prior Credit Agreement was extended from October 2016 until August 2018.
Except as described above, the terms of the Restated Credit Agreement did not materially change the terms of the Prior Credit Agreement. Subject to the compliance with certain conditions, the Restated Credit Agreement provides that we and our dealership subsidiaries that are borrowers under the senior secured credit facilities (collectively, the “Borrowers”) have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the revolving credit facility by up to $50.0 million without lender consent. The Restated Credit Agreement also provides that the Borrowers have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the new vehicle floor plan facility or the used vehicle floor plan facility by up to $250.0 million in the aggregate without lender consent and also subject to the compliance with certain conditions.
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
The representations and covenants contained in the Restated Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio and consolidated fixed charge coverage ratio (each as defined in the Credit Agreement) and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Credit Agreement. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets. See “Covenants” below.
Real Estate Credit Agreement
In September 2013, Asbury and certain of its subsidiaries entered into a real estate term loan credit agreement with Bank of America, as lender. The real estate credit agreement provides for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions. On September 26, 2013 and October 31, 2013 we borrowed aggregate amounts of $57.3 million and $17.7 million, respectively, under the real estate credit agreement. We used a portion of the borrowings under the real estate credit agreement, together with the proceeds from the June 2013 Offering, to redeem our outstanding 7.625% Notes. Term loans under the real estate credit agreement bear interest, at the option of the Company, based on the LIBOR plus 2.50% or the Base Rate (as described below) plus 1.50%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.0%. We are required to make quarterly principal payments of 1.25% of the initial amount of each loan on a twenty year repayment schedule, with a balloon repayment of the outstanding principal amount of loans due on September 26, 2023, subject to an earlier maturity if our existing revolving credit facility matures or is not otherwise refinanced by certain dates. Borrowings under the real estate credit agreement are guaranteed by each of our operating dealership subsidiaries whose real estate is financed under the real estate credit agreement, and collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
Redemption of 7.625% Notes
In September 2013, we redeemed all of the $143.2 million of our outstanding 7.625% Notes, using proceeds from the June 2013 Offering and borrowings under the real estate credit agreement. Pursuant to the terms of the indenture governing the 7.625% Notes, the redemption price was 102.542% of the principal amount of the 7.625% Notes, plus accrued and unpaid interest, resulting in a total redemption price of $147.2 million. We recognized a $6.8 million loss on the redemption of the 7.625% Notes, consisting of (i) $3.6 million of premiums paid pursuant to the terms of the redemption notice, (ii) a $3.1 million write-off of unamortized debt issuance costs associated with the 7.625% Notes and (iii) $0.1 million of third-party costs associated with the redemption of the 7.625% Notes.
Mortgage Financing
During 2013, we also entered into five fixed rate mortgage notes payable which are collateralized by the related real estate at five of our owned dealership locations. The initial principal amount of the mortgage notes payable was $52.5 million. In connection with our entrance into these mortgage notes payable, we paid approximately $0.5 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage notes payable.
Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants as of December 31, 2013. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The Restated Credit Agreement contains certain representations and covenants that we must comply with. The representations and covenants contained in the Restated Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio and consolidated fixed charge coverage ratio (each as defined in the Restated Credit Agreement) and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Restated Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets.
The Restated Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the revolving credit facility or the used vehicle floor plan facility could be, or result in, an event of default under the new vehicle floor plan facility, and vice versa. Upon the occurrence of an event of default, we could be required to immediately repay all amounts outstanding under the applicable facility.

Our guarantees under our previous master loan agreement (the "Master Loan Agreement") with Wells Fargo Bank, National Association also require compliance with certain financial covenants, including a consolidated current ratio, consolidated fixed charge coverage ratio and an adjusted net worth calculation. Effective June 30, 2012, we elected to have reinstated the total leverage ratio requirement under the Master Loan Agreement, which election provides us with additional flexibility with respect to our ability to incur additional debt. As of December 31, 2013, our obligation under the Master Loan Agreement consists of a single mortgage for certain of our properties in St. Louis, Missouri for $18.4 million
Certain of our lease agreements also require compliance with various financial covenants and incorporate by reference the financial covenants set forth in the Restated Credit Agreement. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (b) eviction from the premises; and (c) the landlord having a claim for various damages.
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
Share Repurchases
In December 2012, our Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock in open market transactions, effective January 1, 2013. During 2013, we repurchased a total of 697,303 shares of our common stock under our authorized repurchase program for a total of $30.0 million. As of December 31, 2013, we had remaining authorization to repurchase $20.0 million in shares of our common stock. In January 2014, our Board of Directors authorized an additional $50.0 million for the repurchase of the Company's common stock in open market transactions.
During 2013, we also repurchased 125,192 shares of our common stock for $4.6 million from employees in connection with a net share settlement feature of employee equity-based awards.
Deferred Compensation Plan
Until February 2012, we sponsored the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan”) wherein eligible employees, generally those at senior levels, could elect to defer a portion of their annual compensation. In February 2012, our Board of Directors elected to terminate the Deferred Compensation Plan. In 2013, we (i) received a $7.8 million lump sum distribution as a result of the termination of the Deferred Compensation Plan and (ii) used these proceeds to relieve our corresponding $7.8 million total liability to the Deferred Compensation Plan's participants.
Contractual Obligations
As of December 31, 2013, we had the following contractual obligations (in millions):

	Payments due by period (in millions)
	2014	2015	2016	2017	2018	Thereafter	Total
Floor plan notes payable	$609.5	$—	$—	$—	$—	$—	$609.5
Operating leases	31.3	29.3	28.3	26.1	23.1	92.7	230.8
Long-term debt (a)	10.0	26.4	9.5	9.8	10.1	479.4	545.2
Interest on long-term debt (b)	35.8	35.4	34.4	34.0	33.6	74.2	247.4
Total	$686.6	$91.1	$72.2	$69.9	$66.8	$646.3	$1,632.9

(a)	Does not include $9.2 million of unamortized premium that increases the book value of our 8.375% Notes.

(b)	Includes variable interest calculated using an estimated LIBOR rate of 0.17%, and assumes that borrowings will not be refinanced upon maturity.

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

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Reconciliation of Cash provided by (used in) operating activities to Cash provided by operating activities, as adjusted
Cash provided by (used in) operating activities, as reported	$50.7	$(20.7)	$(181.1)
New vehicle floor plan borrowings - non-trade, net	21.9	135.4	291.4
Floor plan notes payable - trade divestitures	—	—	24.8
Cash provided by operating activities, as adjusted	$72.6	$114.7	$135.1
Operating Activities—
Net cash provided by operating activities totaled $50.7 million for the year ended December 31, 2013. Net cash used in operating activities totaled $20.7 million and $181.1 million for the years ended December 31, 2012 and 2011, respectively. Net cash provided by operating activities, as adjusted, totaled $72.6 million, $114.7 million and $135.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $42.1 million decrease in our net cash provided by operating activities, as adjusted, for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of the following:

•
$53.2 million related to an increase in inventory, net of floor plan notes payable, primarily as a result of (i) a $31.7 million increase in our floor plan offset account during 2013 and (ii) a $27.2 million increase in our used vehicle inventory in 2013 as compared to 2012;

•	$23.5 million related to a decrease in accounts payable and accrued expenses during 2013 when compared to 2012; and

•	$23.0 million related to a net increase in other current assets, primarily related to an increase in our loaner vehicle inventory and the turnover of that inventory.
The decrease in our cash provided by operating activities, as adjusted, was partially offset by:

•	$32.2 million increase in net income adjusted for non-cash items; and

•	$24.6 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2013 as compared to 2012.
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

Investing Activities—
Net cash used in investing activities totaled $125.5 million and $113.5 million for the years ended December 31, 2013 and 2012, respectively. Net cash provided by investing activities totaled $34.3 million for the year ended December 31, 2011. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Capital expenditures, excluding the purchase of real estate, lease buyouts and capitalized interest, were $49.9 million, $56.4 million and $22.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. Purchases of real estate totaled $10.7 million, $12.6 million and $18.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, we purchased previously leased property for $35.7 million, $17.5 million and $30.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

We expect that capital expenditures during 2014 will total approximately $60.0 million to upgrade our existing facilities, expand our service capacity and invest in technology and equipment. As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
During the year ended December 31, 2013, we acquired three franchises (three dealership locations) for an aggregate purchase price of $61.8 million. During the year ended December 31, 2012, we acquired two franchises (two dealership locations) for an aggregate purchase price of $34.7 million. During the year ended December 31, 2011, we did not acquire any dealerships.

Proceeds from the sale of assets totaled $33.9 million, $8.6 million and $104.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in the proceeds from the sale of assets for the years ended December 31, 2013, 2012 and 2011, were $7.5 million, $5.7 million and $39.6 million associated with the sale of inventory in connection with the sale of one franchise (one dealership location), two franchises (two dealership locations) and twelve franchises (five dealership locations), respectively.
Financing Activities—
Net cash provided by financing activities totaled $74.0 million, $129.0 million and $136.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
During the years ended December 31, 2013, 2012 and 2011, we had non-trade floor plan borrowings of $3.18 billion, $2.98 billion and $1.21 billion, respectively. In addition, during 2013 and 2012 we had non-trade floor plan borrowings of $11.3 million and $7.8 million related to our acquisition of three franchises (three dealership locations) and  two franchises (two dealership locations), respectively. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the years ended December 31, 2013, 2012 and 2011, we made non-trade floor plan repayments of $3.16 billion, $2.85 billion, and $0.92 billion respectively. Included in the $3.16 billion of non-trade floor plan repayments was a $31.7 million increase in our floor plan offset account. In addition, during the years ended December 31, 2013, 2012 and 2011 we made non-trade floor plan repayments of $5.4 million, $4.6 million and $14.8 million related to the divestitures of one franchise (one dealership location), two franchises (two dealership locations) and twelve franchises (five dealership locations), respectively.
Proceeds from borrowings totaled $237.2 million for the year ended December 31, 2013 and consisted of (i) $109.7 million of gross proceeds associated with our previously disclosed June 2013 Offering (prior to deducting the initial purchasers' discounts and expenses), (ii) $75.0 million under our previously disclosed Real Estate Credit Agreement and (iii) five fixed rate mortgage notes payable with an aggregate initial principal amount of $52.5 million. We paid a total of $7.0 million in debt issuance costs associated with these borrowings.
During the year ended December 31, 2012 we entered into eight fixed rate mortgage notes payable which were collateralized by the related real estate at eight of our owned dealership locations. The total initial principal amount of the mortgage notes payable was $66.2 million. We paid $0.7 million in total debt issuance costs associated with these mortgages.
Repayments of borrowings totaled $151.9 million, $59.1 million and $96.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Included in repayments for the year ended December 31, 2013 is $143.2 million related to the previously disclosed redemption of our outstanding 7.625% Notes, which were redeemed in September 2013 and scheduled mortgage repayments.
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
During 2013, we repurchased a total of 697,303 shares of our common stock under our authorized repurchase program for a total of $30.0 million and 125,192 shares of our common stock for $4.6 million from employees in connection with a net share settlement feature of employee equity-based awards.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited to $88.3 million as of December 31, 2013, with an additional $10.0 million available to repurchase common stock only.
Pursuant to an authorization from our board of directors, as of December 31, 2013, we had remaining authorization to purchase up to $20.0 million of our common stock.
In January 2014, our Board of Directors authorized an additional $50.0 million for the repurchase of the Company's common stock in open market transactions.

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
F&I Chargeback Reserve—
We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a customer prepays or defaults on a retail sales contract or cancels an insurance or warranty contract. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally total between 9% and 14% of F&I revenues. Our F&I chargebacks from continuing operations for the years ended December 31, 2013, 2012, and 2011 were $29.6 million, $21.3 million, and $16.3 million, respectively. Our chargeback reserves were $26.4 million and $19.2 million as of December 31, 2013 and December 31, 2012, respectively. Total chargebacks as a percentage of F&I revenue for the years ended December 31, 2013 and 2012, were 13% and 11%, respectively. A 1% change in our estimate for all our products would have changed finance and insurance, net on our accompanying Consolidated Statement of Income for the year ended December 31, 2013 by approximately $2.3 million.
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

Our used vehicle sales histories have indicated that our losses range between 3% and 4% of our original used vehicle inventory cost.

Used vehicle losses (original inventory cost in excess of sales price)—	(In millions)
For the year ended December 31, 2013	$13.7
For the year ended December 31, 2012	$9.4
For the year ended December 31, 2011	$9.6

Used vehicle lower of cost or market reserve—	Reserve Amount (in millions)	Percentage of Used Vehicle Inventory
As of December 31, 2013	$5.1	4.0%
As of December 31, 2012	$3.6	3.7%
As of December 31, 2013, each 1% change in our estimate would change our used vehicle reserve by approximately $1.3 million.
Insurance Reserves—
We are self insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers, such as account administrators and actuaries, to help us accumulate and assess this information. As of December 31, 2013 and December 31, 2012, we had $15.8 million and $14.6 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Expenses associated with employee medical, workers compensation, property and general liability claims from continuing operations, including premiums for insurance coverage, for the years ended December 31, 2013, 2012 and 2011, totaled $25.2 million, $23.2 million and $20.9 million, respectively.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $609.6 million of total variable interest rate debt (including floor plan notes payable) outstanding as of December 31, 2013, a 1% change in interest rates could result in a change of as much as $6.1 million to our annual other interest expense.

We received $26.3 million of floor plan assistance from certain automobile manufacturers during 2013. Floor plan assistance reduced cost of sales (including amounts classified as discontinued operations) for the year ended December 31, 2013 by $25.5 million and reduced new vehicle inventory by $6.2 million and $5.4 million as of December 31, 2013 and December 31, 2012, respectively. Although we can provide no assurance as to the amount of future floor plan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floor plan assistance from certain automobile manufacturers.
Hedging Risk
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap is reducing over its remaining term to $38.7 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
We are also party to an interest rate swap agreement which had a notional principal amount of $18.4 million as of December 31, 2013. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
For additional information about the effect of our derivative instruments on the accompanying consolidated financial statements, see Note 14 “Financial Instruments and Fair Value” of the notes thereto.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asbury Automotive Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asbury Automotive Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Atlanta, Georgia
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

We have audited Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Asbury Automotive Group, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three franchises acquired during July 2013, which are included in the 2013 consolidated financial statements of Asbury Automotive Group, Inc. and constituted approximately $23.0 million of consolidated assets as of December 31, 2013 and approximately $51.4 million of revenues for the year then ended. Our audit of internal control over financial reporting of Asbury Automotive Group, Inc. also did not include an evaluation of the internal control over financial reporting of the three franchises.

In our opinion, Asbury Automotive Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of Asbury Automotive Group, Inc. and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Atlanta, Georgia
February 25, 2014

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5.4	$6.2
Contracts-in-transit	140.9	129.4
Accounts receivable (net of allowance of $1.0)	95.7	94.3
Inventories	767.7	648.5
Deferred income taxes	9.4	10.9
Assets held for sale	9.1	27.6
Other current assets	80.4	69.5
Total current assets	1,108.6	986.4
PROPERTY AND EQUIPMENT, net	651.5	565.8
GOODWILL	54.5	28.4
DEFERRED INCOME TAXES, net of current portion	13.1	27.5
OTHER LONG-TERM ASSETS	60.9	53.3
Total assets	$1,888.6	$1,661.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$74.7	$55.1
Floor plan notes payable—non-trade	534.8	501.6
Current maturities of long-term debt	11.1	4.6
Accounts payable and accrued liabilities	213.6	209.1
Liabilities associated with assets held for sale	—	9.4
Total current liabilities	834.2	779.8
LONG-TERM DEBT	543.3	461.4
OTHER LONG-TERM LIABILITIES	20.5	17.4
COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 40,095,557 and 39,824,708 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	510.5	499.0
Retained earnings	163.5	54.4
Treasury stock, at cost; 9,330,443 and 8,507,948 shares, respectively	(184.0)	(149.4)
Accumulated other comprehensive income (loss)	0.2	(1.6)
Total shareholders’ equity	490.6	402.8
Total liabilities and shareholders’ equity	$1,888.6	$1,661.4

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2013	2012	2011
REVENUES:
New vehicle	$2,952.2	$2,608.3	$2,240.2
Used vehicle	1,564.2	1,301.6	1,208.6
Parts and service	611.6	565.3	555.6
Finance and insurance, net	206.9	166.6	137.0
Total revenues	5,334.9	4,641.8	4,141.4
COST OF SALES:
New vehicle	2,770.9	2,441.8	2,088.3
Used vehicle	1,444.1	1,197.5	1,108.1
Parts and service	242.4	237.5	244.7
Total cost of sales	4,457.4	3,876.8	3,441.1
GROSS PROFIT	877.5	765.0	700.3
OPERATING EXPENSES:
Selling, general and administrative	619.3	556.1	531.6
Depreciation and amortization	24.3	22.6	22.5
Other operating expense, net	7.8	0.4	15.0
Income from operations	226.1	185.9	131.2
OTHER EXPENSES:
Floor plan interest expense	(12.5)	(11.6)	(9.3)
Other interest expense, net	(39.0)	(35.6)	(39.6)
Swap interest expense	(2.5)	(5.0)	(5.5)
Convertible debt discount amortization	—	(0.4)	(0.8)
Loss on extinguishment of long-term debt	(6.8)	—	(0.8)
Total other expenses, net	(60.8)	(52.6)	(56.0)
Income before income taxes	165.3	133.3	75.2
INCOME TAX EXPENSE	64.2	50.0	28.7
INCOME FROM CONTINUING OPERATIONS	101.1	83.3	46.5
DISCONTINUED OPERATIONS, net of tax	8.0	(1.1)	21.4
NET INCOME	$109.1	$82.2	$67.9
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$3.29	$2.68	$1.46
Discontinued operations	0.26	(0.04)	$0.68
Net income	$3.55	$2.64	$2.14
Diluted—
Continuing operations	$3.25	$2.64	$1.43
Discontinued operations	0.26	(0.03)	$0.65
Net income	$3.51	$2.61	$2.08
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	30.7	31.1	31.8
Stock options	—	0.2	0.6
Restricted stock	0.2	0.1	0.1
Performance share units	0.2	0.1	0.1
Diluted	31.1	31.5	32.6

 See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2013	2012	2011

Net income	$109.1	$82.2	67.9
Other comprehensive income (loss) - net of tax:
Change in fair value of cash flow swaps	0.9	—	2.2
Amortization of terminated cash flow swaps	2.0	4.7	0.3
Income tax expense associated with cash flow swaps	(1.1)	(1.8)	(1.0)
Comprehensive income	$110.9	$85.1	$69.4

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2010	37,597,481	$0.4	$463.4	$(95.7)	4,799,188	$(75.0)	$(6.0)	$287.1
Comprehensive Income:
Net income	—	—	—	67.9	—	—	—	67.9
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.9 tax benefit	—	—	—	—	—	—	1.3	1.3
Amortization of terminated cash flow swaps, net of $0.1 tax benefit	—	—	—	—	—	—	0.2	0.2
Comprehensive income	—	—	—	67.9	—	—	1.5	69.4
Share-based compensation	—	—	8.8	—	—	—	—	8.8
Issuance of common stock in connection with share-based payment arrangements, including $3.8 excess tax benefit	1,314,223	—	10.4	—	—	—	—	10.4
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	226,214	(4.3)	—	(4.3)
Purchase of treasury shares	—	—	—	—	2,566,096	(44.8)	—	(44.8)
Balances, December 31, 2011	38,911,704	$0.4	$482.6	$(27.8)	7,591,498	$(124.1)	$(4.5)	$326.6
Comprehensive Income:
Net income	—	—	—	82.2	—	—	—	82.2
Amortization of terminated cash flow swaps, net of $1.8 tax benefit	—	—	—	—	—	—	2.9	2.9
Comprehensive income	—	—	—	82.2	—	—	2.9	85.1
Share-based compensation	—	—	7.1	—	—	—	—	7.1
Issuance of common stock in connection with share-based payment arrangements, including $5.4 excess tax benefit	913,004	—	9.3	—	—	—	—	9.3
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	90,679	(2.4)	—	(2.4)
Purchase of treasury shares	—	—	—	—	825,771	(22.9)	—	(22.9)
Balances, December 31, 2012	39,824,708	$0.4	$499.0	$54.4	8,507,948	$(149.4)	$(1.6)	$402.8
Comprehensive Income:
Net income	—	—	—	109.1	—	—	—	109.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.3 tax benefit	—	—	—	—	—	—	0.6	0.6
Amortization of terminated cash flow swaps, net of $0.8 tax benefit	—	—	—	—	—	—	1.2	1.2
Comprehensive income	—	—	—	109.1	—	—	1.8	110.9
Share-based compensation	—	—	9.0	—	—	—	—	9.0
Issuance of common stock in connection with share-based payment arrangements, including $2.3 excess tax benefit	270,849	—	2.5	—	—	—	—	2.5
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	125,192	(4.6)	—	(4.6)
Purchase of treasury shares	—	—	—	—	697,303	(30.0)	—	(30.0)
Balances, December 31, 2013	40,095,557	$0.4	$510.5	$163.5	9,330,443	$(184.0)	$0.2	$490.6
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2013	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$109.1	$82.2	67.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	24.3	22.6	22.5
Stock-based compensation	9.0	7.1	8.8
Deferred income taxes	15.5	12.6	17.2
Loss on extinguishment of debt	6.8	—	0.8
Loaner vehicle amortization	10.1	9.3	8.2
Excess tax benefit on share-based arrangements	(2.3)	(5.4)	(3.8)
Impairment expenses	—	2.3	1.1
Lease termination charges	5.5	1.8	1.0
Loss on disposal of fixed assets	3.1	0.9	0.8
Gain on sale of assets, net	(14.6)	(2.1)	(35.9)
Other adjustments, net	3.0	6.0	3.9
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(11.5)	(22.5)	(26.3)
Accounts receivable	(14.9)	(33.3)	1.0
Proceeds from the sale of accounts receivable	13.5	18.3	22.0
Inventories	(46.1)	(76.4)	56.3
Other current assets	(88.5)	(65.5)	(36.6)
Floor plan notes payable—trade	19.6	(10.4)	(269.4)
Floor plan notes payable—trade divestitures	—	—	(24.8)
Accounts payable and accrued liabilities	6.0	29.5	7.9
Swap termination settlement	—	—	(7.1)
Proceeds from deferred compensation plan termination	7.8	—	—
Distribution of deferred compensation plan assets to participants	(7.8)	—	—
Deferred compensation plan excess funding refund	—	3.2	—
Other long-term assets and liabilities, net	3.1	(0.9)	3.3
Net cash provided by (used in) operating activities	50.7	(20.7)	(181.2)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(49.9)	(56.4)	(22.0)
Capital expenditures—capitalized interest	(1.3)	(0.9)	(0.4)
Purchases of real estate	(10.7)	(12.6)	(18.0)
Purchases of previously leased real estate	(35.7)	(17.5)	(30.3)
Acquisitions	(61.8)	(34.7)	—
Proceeds from the sale of assets	33.9	8.6	104.4
Other investing activities	—	—	0.6
Net cash (used in) provided by investing activities	(125.5)	(113.5)	34.3
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	3,184.6	2,980.6	1,208.7
Floor plan borrowings—non-trade acquisitions	11.3	7.8	—
Floor plan repayments—non-trade	(3,162.7)	(2,845.2)	(917.3)
Floor plan repayments—non-trade divestitures	(5.4)	(4.6)	(14.8)
Proceeds from borrowings	237.2	66.2	—
Repayments of borrowings	(151.9)	(59.1)	(96.7)
Payment of debt issuance costs	(7.0)	(0.7)	(4.3)
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(34.6)	(25.3)	(49.1)
Excess tax benefit on share-based arrangements	2.3	5.4	3.8
Proceeds from the exercise of stock options	0.2	3.9	6.6
Net cash provided by financing activities	74.0	129.0	136.9
Net decrease in cash and cash equivalents	(0.8)	(5.2)	(9.9)
CASH AND CASH EQUIVALENTS, beginning of period	6.2	11.4	21.3
CASH AND CASH EQUIVALENTS, end of period	$5.4	$6.2	$11.4
See Note 18 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2013, 2012 and 2011)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 100 franchises (80 dealership locations) in 18 metropolitan markets within 10 states as of December 31, 2013. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of December 31, 2013, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 86% towards luxury and mid-line import brands, with the remaining 14% consisting of domestic brands. We also operate 24 collision repair centers that serve customers in our local markets.
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
We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected to result from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate an impairment equal to the excess of the carrying amount over the fair market value, and the impairment loss would be charged to operations in the period identified. As a result of impairment tests conducted in 2013, 2012 and 2011, we recorded only immaterial impairments of certain of our property and equipment in those periods.
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

We completed our annual intangible impairment tests as of October 1, 2013, and no impairment of goodwill or other intangible assets was recognized as a result of such tests.

Debt Issuance Costs

Debt issuance costs are capitalized and included in Other Current Assets and Other Long-Term Assets in the accompanying Consolidated Balance Sheets. Debt issuance costs are amortized to Other Interest Expense, net and Floor Plan Interest Expense in the accompanying Consolidated Statements of Income through maturity using either the effective interest method or straight line method.
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
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, credit life insurance and disability insurance, and other insurance, to customers (collectively “F&I”). We may be charged back (“chargebacks”) for F&I commissions in the event a contract is prepaid, defaulted upon or terminated. F&I commissions are recorded at the time a vehicle is sold and a reserve for future chargebacks is established based on historical chargeback experience and the termination provisions of the applicable contract. F&I commissions, net of estimated future chargebacks, are included in Finance and Insurance, net in the accompanying Consolidated Statements of Income.
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
Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts. Advertising expense from continuing operations totaled $32.8 million, $27.8 million and $25.3 million for the years ended December 31, 2013, 2012 and 2011, net of earned advertising credits and volume discounts of $13.5 million, $11.8 million and $9.5 million, respectively, and is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income.
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

Amounts in the accompanying Consolidated Statements of Income for the years ended December 31, 2012 and December 31, 2011 have been reclassified to reflect the results of franchises sold or closed during 2013 as if we had classified those franchises as discontinued operations for all years presented.
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
We have substantial debt service obligations. As of December 31, 2013, we had total debt of $554.4 million, excluding floor plan notes payable on our accompanying Consolidated Balance Sheet. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures or for other purposes, although such borrowings are subject to the restrictions contained in the credit agreement governing our senior secured credit facilities and the indenture governing our 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes"). We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
We are subject to operating and financial restrictions and covenants in certain of our leases and in our debt instruments, including the credit agreement governing our senior secured credit facilities, the 8.375% Notes indenture and the credit agreements covering our mortgage obligations. These agreements contain restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments). These agreements may also require us to maintain compliance with certain financial and other ratios. Our failure to comply with any of these covenants in the future would constitute a default under the relevant agreement, which would, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to apply our available cash to repay these borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; and/or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition or results of operations. In many cases, a default under one of our debt or mortgage, agreements could trigger cross default provisions in one or more of our other debt or mortgages.

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
A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2013, brands representing 5% or more of our revenues from new vehicle sales were as follows:

Brand	% of Total New Vehicle Revenues
Honda	20%
Nissan	13%
Toyota	11%
BMW	9%
Ford	7%
Mercedes-Benz	7%
Lexus	7%
Acura	5%
No other brand accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2013.

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
Recent Accounting Pronouncements
During the first quarter of 2013, we adopted an accounting standard regarding the presentation of comprehensive income. This update was issued to improve the reporting of reclassifications out of Accumulated Other Comprehensive Income ("AOCI"). The update requires that significant items reclassified out of AOCI be presented in one place in the consolidated financial statements. The adoption of this standard update did not have a significant impact on our consolidated financial statements.
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
In July 2013, we acquired three franchises (three dealership locations) for an aggregate purchase price of $61.8 million. We financed these acquisitions with $50.5 million of cash and $11.3 million of floor plan borrowings for the purchase of the related new vehicle inventory

In the fourth quarter of 2012, we acquired two franchises (two dealership locations) for an aggregate purchase price of $34.7 million. We financed the acquisitions with $26.9 million of cash and $7.8 million of floor plan borrowings for the purchase of the related new vehicle inventory
Below is the allocation of purchase price for acquisitions completed during 2013 and 2012. The $29.6 million and $11.6 million of goodwill and manufacturer franchise rights associated with our 2013 and 2012 acquisitions will be deductible for federal and state income taxes ratably over a 15 year period.

	For the Year Ended December 31,
	2013	2012
	(In millions)
Inventory	$11.9	$9.8
Loaners	—	0.4
Real estate	18.7	12.7
Property and equipment	1.6	0.2
Goodwill	26.0	10.0
Manufacturer franchise rights	3.6	1.6
Total purchase price	$61.8	$34.7

During the year ended December 31, 2012, we were awarded one Jaguar franchise, which was added to our Plaza dealership locations in St. Louis, Missouri. We did not pay any amounts in connection with being awarded this franchise.

4. ACCOUNTS RECEIVABLE
We have agreements to sell certain of our trade receivables, without recourse as to credit risk, in an amount not to exceed $25.0 million annually. The receivables are sold at a discount, which is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income. The discounts totaled $0.3 million, $0.4 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, we sold $13.8 million, $18.7 million and $22.6 million of receivables, respectively, under these agreements and were reflected as reductions of trade accounts receivable.

5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2013	2012
	(In millions)
New vehicles	$605.2	$517.4
Used vehicles	121.8	94.6
Parts and accessories	40.7	36.5
Total inventories	$767.7	$648.5
The lower of cost or market reserves reduced total inventory cost by $6.0 million and $4.7 million as of December 31, 2013 and December 31, 2012, respectively. In addition to the inventories shown above, as of December 31, 2012 we had $6.6 million of inventories classified as Assets Held for Sale on the accompanying Consolidated Balance Sheet as they were associated with a franchise held for sale. As of December 31, 2013 and December 31, 2012, certain automobile manufacturer incentives reduced new vehicle inventory cost by $7.4 million and $6.3 million, respectively, and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2013, 2012 and 2011 by $28.0 million, $23.9 million, $19.9 million respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
During the year ended December 31, 2013, we sold one franchise (one dealership location). There were no assets or liabilities associated with pending dispositions as of December 31, 2013. Assets and liabilities associated with pending dispositions totaled $18.4 million and $9.4 million, respectively, as of December 31, 2012.
Real estate not currently used in our operations that we are actively marketing to sell totaled $9.1 million and $9.2 million as of December 31, 2013 and December 31, 2012, respectively. There were no liabilities associated with our real estate assets held for sale as of December 31, 2013 or December 31, 2012.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of December 31,
	2013	2012
	(In millions)
Assets:
Inventories	$—	$6.6
Property and equipment, net	9.1	20.7
Goodwill	—	0.3
Total assets	9.1	27.6
Liabilities:
Floor plan notes payable—non-trade	—	5.4
Accrued liabilities	—	4.0
Total liabilities	—	9.4
Net assets held for sale	$9.1	$18.2

7. OTHER CURRENT ASSETS
Other current assets consist of the following:

	As of December 31,
	2013	2012
	(In millions)
Service loaner vehicles	$59.9	$51.0
Prepaid taxes	9.9	3.0
Deposits and escrow	4.4	0.1
Cash surrender value of corporate-owned life insurance policies	—	7.7
Other	6.2	7.7
Other current assets	$80.4	$69.5

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	As of December 31,
	2013	2012
	(In millions)
Land	$263.8	$227.7
Buildings and leasehold improvements	439.7	386.6
Machinery and equipment	74.6	71.6
Furniture and fixtures	44.4	35.3
Company vehicles	9.1	8.6
Total	831.6	729.8
Less—Accumulated depreciation	(180.1)	(164.0)
Property and equipment, net	$651.5	$565.8
During the years ended December 31, 2013, 2012 and 2011, we capitalized $1.3 million, $0.9 million and $0.4 million, respectively, of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation and capital lease amortization expense from continuing operations was $24.3 million, $22.6 million and $22.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We have multiple mortgage agreements with various lenders. For a detailed description of our mortgage agreements, refer to our “Long-Term Debt” footnote below. As of December 31, 2013, we had total mortgage notes payable outstanding of $241.5 million, of which $75.0 million was due under a real estate credit agreement described in further detail in our “Long-Term Debt” footnote below. As of December 31, 2012, we had total mortgage notes payable outstanding of $118.9 million.

These obligations were collateralized by the related real estate with a carrying value of $361.4 million and $152.4 million as of December 31, 2013 and 2012, respectively.
Due to information obtained during then-current marketing efforts, we performed certain interim period impairment tests during 2012 and 2011. We compared the carrying value of our assets held for sale to estimates of fair value determined with the assistance of third-party broker opinions of value and third-party desktop appraisals. The impairment tests indicated an impairment of certain of our property and equipment. Accordingly, we recognized impairment expenses of $2.3 million and $1.1 million during 2012 and 2011, respectively, based on market approaches using Level 2 fair value inputs. Impairment expenses for 2012 included $2.0 million in Discontinued Operations, net in our Consolidated Statements of Income.

9. GOODWILL
Our acquisitions have resulted in the recording of goodwill, which is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	Gross Carrying Amount	Less: Accumulated Impairment	Net
	(In millions)
Balance as of December 31, 2011	$556.4	(537.7)	$18.7
Acquisitions	10.0	—	10.0
Divestitures	(0.3)	—	(0.3)
Balance as of December 31, 2012	566.1	(537.7)	28.4
Acquisitions	26.1	—	26.1
Divestitures	—	—	—
Balance as of December 31, 2013	$592.2	$(537.7)	$54.5

10. OTHER LONG-TERM ASSETS

Other Long-Term Assets consist of the following:

	As of December 31,
	2013	2012
	(In millions)
Manufacturer franchise rights	$38.6	$35.0
Deferred financing costs	12.6	10.9
Cash surrender value of corporate-owned life insurance policies	2.5	2.4
Construction period rent	1.5	2.2
Interest rate swap asset	2.3	—
Other	3.4	2.8
Total other long-term assets	$60.9	$53.3

11. FLOOR PLAN NOTES PAYABLE

In August 2013, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the other agents and lenders party thereto (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated in its entirety the Company’s pre-existing senior secured credit agreement, dated as of October 14, 2011, by and among the Company and certain of its subsidiaries and Bank of America, as administrative agent, and the other agents and lenders party thereto (the “Prior Credit Agreement”). The Prior Credit Agreement had provided for our senior secured credit facilities, consisting of (i) a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit (discussed further below under our “Long Term Debt” footnote), (ii) a $625.0 million new vehicle revolving floor plan facility, and (iii) a $100.0 million used vehicle revolving floor plan facility, in each case subject to limitations on borrowing availability as set out in the Prior Credit Agreement.

The terms of the Restated Credit Agreement provide that:

•	the new vehicle inventory floor plan facility thereunder was increased by $200.0 million to $825.0 million;

•
the interest rates on borrowings under the new vehicle and used vehicle floor plan facilities thereunder each decreased by 25 basis points to the one-month London Interbank Offered Rate ("LIBOR") plus 1.25% and one-month LIBOR plus 1.50%, respectively, in each case as compared to the terms of the Prior Credit Agreement; and

•	the maturity date of the Prior Credit Agreement was extended from October 2016 until August 2018.
Except as described above, the terms of the Restated Credit Agreement did not materially change the terms of the Prior Credit Agreement. Subject to the compliance with certain conditions, the Restated Credit Agreement provides that we and our dealership subsidiaries that are borrowers under the senior secured credit facilities (collectively, the “Borrowers”) have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the new vehicle floor plan facility or the used vehicle floor plan facility by up to $250.0 million in the aggregate without lender consent.
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
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory “Floor plan notes payable—trade” and all other floor plan notes payable “Floor plan notes payable—non-trade.” The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles, and certain loaner vehicles. As of December 31, 2013, we had $74.7 million of floor plan notes payable—trade and $534.8 million of floor plan notes payable—non-trade outstanding.

As of December 31, 2013 and 2012, we had a total of $609.5 million and $562.1 million of floor plan notes payable outstanding, respectively, including $5.4 million classified as Liabilities Associated with Assets Held for Sale as of December 31, 2012.

In connection with our vehicle floor plan facility described above, we have established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset account into our operating cash accounts within one to two days. As of December 31, 2013 and 2012 we had $44.3 million and $12.6 million, respectively in this floor plan offset account.
The representations and covenants contained in the Restated Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio and consolidated fixed charge coverage ratio (each as defined in the Credit Agreement) and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Credit Agreement. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets. See the “Covenants” section below under our "Long Term Debt" footnote.
The Restated Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the revolving credit facility or the used vehicle revolving floor plan facility could be, or result in, an event of default under the new vehicle revolving floor plan facility, and vice versa. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the applicable facility.
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

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2013	2012
	(In millions)
Accounts payable	$62.4	$64.8
Loaner vehicle notes payable	52.6	46.7
Accrued compensation	23.4	20.2
Taxes payable (non-income tax)	15.8	15.9
Accrued insurance	15.8	14.6
Accrued finance and insurance chargebacks	14.2	11.0
Accrued interest	5.5	7.0
Deferred compensation liability	—	7.8
Other	23.9	21.1
Accounts payable and accrued liabilities	$213.6	$209.1

13. LONG-TERM DEBT
Long-term debt consists of the following:

	As of December 31,
	2013	2012
	(In millions)
8.375% Senior Subordinated Notes due 2020	$300.0	$200.0
7.625% Senior Subordinated Notes due 2017	—	143.2
Mortgage notes payable bearing interest at fixed and variable rates	166.5	118.9
Real estate credit agreement	75.0	—
Capital lease obligations	3.7	3.9
	545.2	466.0
Add: unamortized premium on 8.375% Senior Subordinated Notes due 2020	9.2	—
Long-term debt, including current portion	554.4	466.0
Less: current portion	(11.1)	(4.6)
Long-term debt	$543.3	$461.4
The aggregate maturities of long-term debt as of December 31, 2013, are as follows (in millions) (a):

2014	$10.0
2015	26.4
2016	9.5
2017	9.8
2018	10.1
Thereafter	479.4
$545.2
______________________________

(a)
Does not include $9.2 million of unamortized premium that increases the book value of our 8.375% Notes ($1.1 million of which was classified within Current Portion of Long Term Debt as of December 31, 2013).

8.375% Senior Subordinated Notes Add-On Issuance

In June 2013, the Company completed an add-on issuance of $100.0 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2020 (the “8.375% Notes”) at a price of 109.75% of par, plus accrued interest from May 15, 2013 (the "June 2013 Offering"). After deducting the initial purchasers' discounts and expenses of $2.3 million, we received net proceeds of approximately $108.3 million from this offering. The $9.8 million premium paid by the initial purchasers of the 8.375% Notes was recorded as a component of long-term debt on our Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the 8.375% Notes. The capitalized costs associated with the issuance and sale of the 8.375% Notes are being amortized as an addition to interest expense over the remaining term of the 8.375% Notes. Including the amortization of the $9.8 million premium, and assuming the 8.375% Notes are outstanding until their maturity in November 2020, the effective interest rate on the 8.375% Notes issued in the June 2013 Offering will be 6.725%.
Restated Credit Agreement
As discussed above under our “Floor Plan Notes Payable” footnote, the Restated Credit Agreement includes a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit. Under the revolving credit facility, subject to a borrowing base, we may (i) borrow up to $175.0 million, which amount may be expanded to up to $225.0 million in total credit availability upon satisfaction of certain conditions and (ii) request Bank of America to issue letters of credit on our behalf up to $50.0 million. Availability under the revolving credit facility is, in part, a function of our borrowing base. Availability is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. Based on the borrowing base calculation and the $14.6 million of outstanding letters of credit as of December 31, 2013, our available borrowings were limited to $160.4 million as of December 31, 2013. As of December 31, 2013, we did not have any borrowings outstanding under the revolving credit facility. Proceeds from borrowings from time to time under the revolving credit facility may be used for, among other things, acquisitions, working capital and capital expenditures.
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
The representations and covenants contained in the Restated Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio and consolidated fixed charge coverage ratio (each as defined in the Restated Credit Agreement) and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Restated Credit Agreement. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets. See “Covenants” below.
Redemption of 7.625% Senior Subordinated Notes due 2017
In September 2013, the Company redeemed all of the $143.2 million of its outstanding 7.625% Senior Subordinated Notes due 2017 (the "7.625% Notes"), using proceeds from the June 2013 Offering and borrowings under a real estate term loan credit agreement (the “Real Estate Credit Agreement”). In connection with the redemption, we recognized a $6.8 million loss, which is included in Loss on Extinguishment of Long-Term Debt on the accompanying Consolidated Statements of Income and consisted of (i) $3.6 million of premiums paid pursuant to the terms of the redemption, (ii) a $3.1 million write-off of unamortized debt issuance costs associated with the 7.625% Notes and (iii) $0.1 million of third-party costs associated with the redemption of the 7.625% Notes.
Real Estate Credit Agreement
In September 2013, the Company and certain of its subsidiaries entered into the Real Estate Credit Agreement with Bank of America, as lender. The Real Estate Credit Agreement provides for term loans to certain of the Company’s subsidiaries that are borrowers under the Real Estate Credit Agreement in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions. In September 2013 and October 2013, the Company borrowed aggregate amounts of $57.3 million and $17.7 million, respectively, under the Real Estate Credit Agreement. As described above, a portion of the proceeds from borrowings under the Real Estate Credit Agreement were used to pay a portion of the redemption price in connection with our redemption of the 7.625% Notes.
Term loans under the Real Estate Credit Agreement bear interest, at the option of the Company, based on the LIBOR plus 2.50% or the Base Rate (as described below) plus 1.50%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.0%. The Company is required to make quarterly principal payments of 1.25% of the initial amount of each loan on a twenty year repayment schedule, with a balloon repayment of the outstanding principal amount of loans due in September 2023, subject to an earlier maturity if the Company’s existing senior secured credit facility matures or is not otherwise refinanced by certain dates. The Company can voluntarily prepay any loan in whole or in part any time without premium or penalty.
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
The Real Estate Credit Agreement also contains events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the Real Estate Credit Agreement.
Borrowings under the Real Estate Credit Agreement are guaranteed by each operating dealership subsidiary of the Company whose real estate is financed under the Real Estate Credit Agreement, and collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
Mortgage Financing
During the year ended December 31, 2013, we also entered into five fixed rate mortgage notes payable, which were collateralized by the related real estate at five of our owned dealership locations. The total initial principal amount of the mortgage notes payable was $52.5 million. In connection with our entrance into these mortgage notes payable, we paid approximately $0.5 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage notes payable. All five mortgages were financed by the captive finance companies affiliated with two of our manufacturing partners, and are classified as "Captive Mortgages" in the table below.
We have a master loan agreement with Wells Fargo Bank, N.A. (“Wells Fargo”, and the master loan agreement being referred to as the “Master Loan Agreement”). As of December 31, 2013, our obligation under the Master Loan Agreement consists of a single mortgage for certain of our properties in St. Louis, Missouri.
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
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and years of maturity as of December 31, 2013 and 2012:

	As of December 31, 2013			As of December 31, 2012
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Real Estate Credit Agreement	$75.0	$131.0	2023	$—	$—
Master Loan Agreement	18.4	34.3	2015	19.7	35.5	2015
Captive Mortgages	122.7	157.5	2018-2023	73.2	81.4	2018-2023
Other mortgage debt	25.4	38.6	2018-2022	26.0	35.5	2018-2022
Total	$241.5	$361.4		$118.9	$152.4
Subordinated Note Repurchases
Our board of directors has authorized us, from time to time, to repurchase various of our senior subordinated notes in open market purchases or privately negotiated transactions. The decision to repurchase our senior subordinated notes is dependent upon prevailing market conditions, our liquidity position, applicable limitations in any agreements to which we are a party, and other factors. Currently, the Restated Credit Agreement allows us to purchase at least $50.0 million of our debt securities per calendar year, subject to increase based on availability under our senior secured credit facilities. During 2013, we did not repurchase any of our senior subordinated notes.
As of December 31, 2013, we had $300.0 million of our 8.375% subordinated notes outstanding.
Stock Repurchase and Dividend Restrictions
Pursuant to the indentures governing our 8.375% Notes and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited to $88.3 million as of December 31, 2013, with an additional $10.0 million available to repurchase common stock only.
Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2013. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the Restated Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio and consolidated fixed charge coverage ratio (each as defined in the Restated Credit Agreement) and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Restated Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets.
The Restated Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the revolving credit facility or the used vehicle revolving floor plan facility could be, or result in, an event of default under the new vehicle floor plan facility, and vice versa. Upon the occurrence of an event of default, we could be required to immediately repay all amounts outstanding under the applicable facility.
Our guarantees under the Master Loan Agreement also require compliance with certain financial covenants, including a consolidated current ratio, consolidated fixed charge coverage ratio and an adjusted net worth calculation.
Certain of our lease agreements also require compliance with various financial covenants and incorporate by reference the financial covenants set forth in the Restated Credit Agreement. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (b) eviction from the premises; and (c) the landlord having a claim for various damages.
Asbury Automotive Group, Inc. is a holding company with no independent assets or operations. For all periods presented, our 8.375% Notes and our 7.625% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of December 31, 2013, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

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
Financial instruments consist primarily of cash and cash equivalents, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable and interest rate swap agreements. The carrying values of our financial instruments, with the exception of subordinated long-term debt, approximate fair value due to (i) their short-term nature, (ii) recently completed market transactions or (iii) existence of variable interest rates, which approximate market rates. The fair market value of our subordinated long-term debt is based on reported market prices which reflect Level 2 inputs. Level 2 inputs are valuations based on quoted market prices in markets that are not active or do not have a high trading volume. A summary of the carrying values and fair values of our 8.375% Notes and our 7.625% Notes is as follows:

	As of December 31,
	2013	2012
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$309.2	$200.0
7.625% Senior Subordinated Notes due 2017	—	143.2
Total carrying value	$309.2	$343.2

Fair Value:
8.375% Senior Subordinated Notes due 2020	$336.8	$221.5
7.625% Senior Subordinated Notes due 2017	—	147.5
Total fair value	$336.8	$369.0

In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap is reducing over its remaining term to $38.7 million at maturity.
We are also party to an interest rate swap agreement that had a notional principal amount of $18.4 million as of December 31, 2013. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity.
Both of our interest rate swaps qualify for cash flow hedge accounting treatment and do not, and will not, contain any ineffectiveness.

Information about the effect of derivative instruments on the accompanying Consolidated Statements of Income, including the impact on Accumulated Other Comprehensive Income ("AOCI") (in millions):

For the Year Ended December 31,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2013	Interest rate swaps	$0.4	Swap interest expense	$(0.5)	$(2.0)	$—	N/A
2012	Interest rate swaps	$(0.3)	Swap interest expense	$(0.2)	$(4.8)	$—	N/A
2011	Interest rate swaps	$(3.1)	Swap interest expense	$(4.1)	$(0.3)	$—	N/A

 On the basis of yield curve conditions as of December 31, 2013, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $1.9 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swap. Other than that assumption, all other inputs reflect Level 2 inputs.

Information about amounts reclassified out of AOCI	(In millions)
Accumulated other comprehensive loss—December 31, 2012	$(1.6)
Change in fair value of cash flow swaps	0.9
Amortization of terminated cash flow swaps	2.0
Total amount reclassified to swap interest expense	2.9
Income tax impact associated with cash flow swaps	(1.1)
Accumulated other comprehensive income—December 31, 2013	$0.2
Market Risk Disclosures as of December 31, 2013:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$75.0	1 month LIBOR	September 2023	$0.7
Interest Rate Swap*	$18.4	1 month LIBOR	October 2015	$(0.4)
____________________________
* The total fair value of our swaps is a $0.3 million net asset, of which $1.9 million is included in Accounts Payable and Accrued Liabilities, $0.1 million is included in Other Long-Term Liabilities and $2.3 million is included in Other Long-Term Assets on the accompanying Consolidated Balance Sheet.
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
Valuation Techniques
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $0.3 million and $(0.6) million as of December 31, 2013 and 2012, respectively. The carrying value of these swaps is included in Other Long-Term Liabilities, Other Long-Term Assets and Other Current Liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2013.
The fair value of assets held for sale used to determine the impairment expenses we incurred in 2012 and 2011 were determined with the assistance of third-party broker opinions of value and third-party desktop appraisals and are designated to be Level 2 fair values.
Other Financial Instruments
In connection with the sale of our 3% Convertible Notes in March 2007, we entered into separate warrant transactions whereby we sold to Goldman, Sachs & Co. and Deutsche Bank AG, London Branch (collectively, the “Counterparties”) warrants to acquire, subject to customary anti-dilution adjustments, shares of our common stock at an initial strike price of $45.09 per share, which was a 62.50% premium over the market price of our common stock at the time of pricing. As of March 31, 2013, the strike price was $44.74 as a result of certain dividend payments. These warrants expired in a series of tranches through April 2013.

15. INCOME TAXES
The components of income tax expense from continuing operations are as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Current:
Federal	$43.2	$33.0	$15.5
State	4.1	1.9	(0.1)
Subtotal	47.3	34.9	15.4
Deferred:
Federal	12.0	11.2	9.6
State	4.9	3.9	3.7
Subtotal	16.9	15.1	13.3
Total	$64.2	$50.0	$28.7

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Provision at the statutory rate	$57.9	$46.7	$26.3
Increase (decrease) resulting from:
State income tax expense, net	5.8	3.5	2.4
(Gain) loss on corporate owned life insurance policies	—	(0.5)	0.1
Tax credits received	—	—	(0.5)
Other	0.5	0.3	0.4
Provision for income taxes	$64.2	$50.0	$28.7

The tax effects of temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2013	2012
	(In millions)
Reserves and accruals	$23.8	$26.2
Net operating loss (“NOL”) carryforwards	0.3	1.8
Goodwill amortization	18.5	27.2
Depreciation	(20.8)	(18.4)
Interest rate swaps	(0.1)	1.0
Other	0.8	0.6
Net deferred tax asset	$22.5	$38.4

	December 31,
	2013	2012
	(In millions)
Balance sheet classification:
Deferred tax assets:
Current	$11.0	$11.9
Long-term	50.3	66.5
Deferred tax liabilities:
Current	(1.6)	(1.0)
Long-term	(37.2)	(39.0)
Net deferred tax asset	$22.5	$38.4
As of December 31, 2013, our state operating losses of $0.4 million, before federal benefit, are set to expire, or to be used, between 2013 and 2021.
As of December 31, 2013, the net amount of our unrecognized tax benefits was $0.3 million, all of which, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross Liability for Unrecognized Tax Benefits
In Millions
Balance at January 1, 2011	$1.2
Additions for Tax Positions of Prior Year	0.3
Reduction for Lapse of Statute of Limitations	(0.5)
Balance at December 31, 2011	1.0
Reduction for Lapse of Statute of Limitations	(0.7)
Balance at December 31, 2012	0.3
Reduction for Lapse of Statute of Limitations	—
Balance at December 31, 2013	$0.3
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. No amount for interest or penalties are included in the liability for unrecognized tax benefits as of December 31, 2013.
The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2009.
The expiration of the statute of limitations related to the various state income tax returns that we and our subsidiaries file varies by state. The 2009 through 2012 tax years generally remain subject to examination by most state tax authorities. We do not anticipate any material changes related to unrecognized tax benefits, individually or in the aggregate, to occur within the next twelve months.

16. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following:

	As of December 31,
	2013	2012
	(In millions)
Accrued finance and insurance chargebacks	$12.2	$8.1
Deferred rent	6.2	6.6
Unclaimed property	1.1	1.0
Other	1.0	1.7
Other long-term liabilities	$20.5	$17.4

17. DISCONTINUED OPERATIONS AND DIVESTITURES
During the year ended December 31, 2013, we sold one franchise (one dealership location) that was classified as discontinued operations. As of December 31, 2013, there were no franchises pending disposition. Operating expenses in the table below include rent and other expenses of idle facilities previously associated with businesses sold or closed prior to December 31, 2013.
The following tables provide further information regarding our discontinued operations as of December 31, 2013, and includes the results of businesses sold prior to December 31, 2013:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions, except franchise data)
Franchises:
Mid-line import	1	1	2
Heavy trucks	—	—	10
Luxury	—	3	4
Total	1	4	16
Revenues	$3.8	$113.1	$231.9
Cost of sales	3.4	94.4	196.9
Gross profit	0.4	18.7	35.0
Operating expenses	2.1	20.4	34.9
Impairment expenses	—	2.0	—
(Loss) income from operations	(1.7)	(3.7)	0.1
Other expense, net	—	(0.2)	(1.1)
Gain on disposition	14.6	2.1	35.9
Income (loss) before income taxes	12.9	(1.8)	34.9
Income tax (expense) benefit	(4.9)	0.7	(13.5)
Discontinued operations, net of tax	$8.0	$(1.1)	$21.4

18. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2013, 2012 and 2011, we made interest payments, including amounts capitalized, totaling $52.4 million, $46.1 million and $52.3 million, respectively. Included in these interest payments are $12.2 million, $10.5 million and $11.0 million, of floor plan interest payments for the years ended December 31, 2013, 2012 and 2011, respectively.
During the years ended December 31, 2013, 2012 and 2011, we made income tax payments, net of refunds received, totaling $60.1 million, $32.8 million and $15.4 million, respectively.
During the years ended December 31, 2013, 2012 and 2011, we sold $13.8 million, $18.7 million and $22.6 million, respectively, of trade receivables, at a total discount of $0.3 million, $0.4 million and $0.6 million, respectively.
During the years ended December 31, 2013, 2012 and 2011, we transferred $61.9 million, $54.6 million and $36.4 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Consolidated Balance Sheets.
Until February 2012, we sponsored the Asbury Automotive Wealth Accumulation Plan (the “Deferred Compensation Plan”) wherein eligible employees, generally those at senior levels, could elect to defer a portion of their annual compensation. In February 2012, our Board of Directors elected to terminate the Deferred Compensation Plan. During the year ended December 31, 2013, we (i) received a $7.8 million lump sum distribution as a result of the termination of the Deferred Compensation Plan and (ii) used these proceeds to relieve our corresponding $7.8 million total liability to the Deferred Compensation Plan's participants.
The following items are included in Other Adjustments, net to reconcile net income to cash flow from operating activities:

	For the Years Ended December 31,
	2013	2012	2011
Accelerated rent expense associated with abandoned rental properties	$—	$0.7	$0.2
Amortization of deferred financing fees	2.4	2.5	2.7
Convertible debt discount amortization	—	0.4	0.8
Other individually immaterial items	0.6	2.4	0.2
Other adjustments, net	$3.0	$6.0	$3.9

19. LEASE OBLIGATIONS
We lease various facilities, real estate and equipment primarily under operating lease agreements, most of which have remaining terms from one to twenty years. Certain of our leases contain renewal options and rent escalation clauses. We record rent expense on a straight-line basis over the life of the lease for lease agreements where the rent escalates at fixed rates over time. Rent expense from continuing operations totaled $32.9 million, $35.5 million and $36.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had one significant capital lease obligation totaling approximately $3.7 million. This lease was entered into in 2011, and is being amortized over 20 years.
During the year ended December 31, 2013, we entered into four transactions in which we purchased various previously leased real estate for a total purchase price of $35.7 million. These transactions included the termination of the related lease obligations, resulting in losses of $5.5 million, which is included in Other Operating Expense, net in our Consolidated Statement of Income for the year ended December 31, 2013.

During the year ended December 31, 2012, we entered into four transactions in which we purchased various previously leased real estate for a total purchase price of $17.5 million. These transactions included the termination of the related lease obligations, resulting in losses of $1.8 million, which is included in Other Operating Expense, net on our Consolidated Statement of Income for year ended December 31, 2012.
During the year ended December 31, 2011, we entered into two transactions in which we purchased various previously leased real estate for a total purchase price of $30.3 million. One of the transactions included a termination of a lease obligation for property not currently used in our operations, resulting in a loss of $1.0 million, which is included in Other Operating Expense, net on our Consolidated Statement of Income for year ended December 31, 2011.
Future minimum payments under long-term, non-cancellable operating leases as of December 31, 2013, are as follows:

Total
(In millions)
2014	$31.3
2015	29.3
2016	28.3
2017	26.1
2018	23.1
Thereafter	92.7
Total minimum lease payments	$230.8
Certain of our lease agreements include financial covenants and incorporate by reference the financial covenants set forth in the Restated Credit Agreement. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (a) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (b) eviction from the premises; and (c) the landlord having a claim for various damages.

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
We believe we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable.  Based on our review of the various types of claims currently known to us, there is no indication of material reasonably possible losses in excess of amounts accrued in the aggregate.  We currently do not anticipate that any known claim will materially adversely affect our financial condition, liquidity or results of operations.  However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity or results of operations.
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
We had $14.6 million of letters of credit outstanding as of December 31, 2013, which are required by certain of our insurance providers. In addition, as of December 31, 2013, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
21. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2013, 2012 and 2011, we were party to certain agreements with a former member of our board of directors and a current member of our management team. These agreements primarily involved long−term operating leases of dealership facilities. We believe that the rental transactions related to these agreements were on terms comparable to those that could be obtained from unaffiliated third parties. For the years ended December 31, 2013, 2012 and 2011, we made rental payments totaling $2.2 million, $2.2 million and $2.3 million, respectively, to these individuals or entities controlled by these individuals.

22. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
We have established three share-based compensation plans (the “Plans”) under which we have historically granted non-qualified stock options, performance share units, restricted share units and shares of restricted stock to our directors, officers and employees at fair market value on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire ten years from the date of grant. Performance share units vest after three years or ratably over three years from the date of grant for performance share units granted to date. The actual number of shares earned by a holder of performance share units may range from 0% to 150% of the target number of shares to be granted to the holder, depending on the achievement of certain performance criteria over a defined period of time. Restricted stock provides the holder voting and forfeitable dividend rights prior to vesting. Restricted stock grants to our officers and employees vest ratably over three years from the date of grant, while restricted stock grants to members of our board of directors vest immediately upon the date of grant. Restricted share units vest ratably over three years from the date of grant. We have granted a total of 5.8 million non-qualified stock options, 1.6 million performance share units, 1.3 million shares of restricted stock and 0.1 million of restricted share units. In addition, there were approximately 1.3 million share-based awards available for grant under our share-based compensation plans as of December 31, 2013.
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
We have recognized $9.0 million ($3.5 million tax benefit), $7.1 million ($2.7 million tax benefit) and $8.8 million ($3.4 million tax benefit) in stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $9.6 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the Plans, and we expect to recognize $5.2 million of this expense in 2014, $2.5 million in 2015 and $1.7 million in 2016.

A summary of options outstanding and exercisable under the Plans as of December 31, 2013, changes during the year then ended and changes during the years ended December 31, 2012 and 2011 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value* (in millions)
Options outstanding—December 31, 2010	1,538,978	$7.37
Granted	—	—
Exercised	(777,982)	8.48
Expired / Forfeited	(68,001)	4.82
Options outstanding—December 31, 2011	692,995	$6.38
Granted	—	—
Exercised	(644,241)	6.01
Expired / Forfeited	(28,501)	9.19
Options outstanding—December 31, 2012	20,253	$14.10
Granted	—	—
Exercised	(12,086)	14.13
Expired / Forfeited	—	—
Options outstanding—December 31, 2013	8,167	$14.05	1.0	$0.3
Options exercisable—December 31, 2013	8,167	$14.05	1.0	$0.3
____________________________
* Based on the closing price of our common stock on December 31, 2013, which was $53.74 per share.

Net cash received from option exercises for the year ended December 31, 2013 was $0.2 million. The actual intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.4 million, $13.2 million and $8.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises during the years ended December 31, 2013 and 2012 was $0.1 million and $4.4 million, respectively.

A summary of performance share units and restricted stock as of December 31, 2013, changes during the year then ended and changes during the years ended December 31, 2012 and 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2010	378,126	$12.48
Granted	146,480	18.92
Performance estimate	(42,242)	17.81
Vested	(218,430)	14.40
Forfeited	(20,784)	12.31
Performance Share Units—December 31, 2011	243,150	$14.91
Granted	109,400	25.42
Performance estimate	65,247	22.05
Vested	(115,483)	14.70
Forfeited	(19,550)	14.76
Performance Share Units—December 31, 2012	282,764	$20.82
Granted	143,710	34.98
Performance estimate	48,350	34.98
Vested	(144,711)	18.35
Forfeited	(400)	25.42
Performance Share Units—December 31, 2013*	329,713	$30.12
___________________________
* Maximum of 335,098 issuable upon attaining certain performance metrics.

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

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2010	531,446	$12.19
Granted	228,840	19.15
Vested	(270,742)	12.64
Forfeited	(45,276)	12.37
Restricted Stock—December 31, 2011	444,268	$16.08
Granted	216,676	23.84
Vested	(179,675)	14.60
Forfeited	(44,428)	13.29
Restricted Stock—December 31, 2012	436,841	$19.55
Granted	98,251	35.03
Vested	(157,220)	17.71
Forfeited	(11,748)	20.72
Restricted Stock—December 31, 2013	366,124	$25.79
Employee Retirement Plan
We sponsor the Asbury Automotive Retirement Savings Plan (the “Retirement Savings Plan”), a 401(k) plan, for eligible employees. Employees are eligible to participate in the Retirement Savings Plan on or after 90 days of service to the Company. Employees electing to participate in the Retirement Savings Plan may contribute up to 75% of their annual eligible  compensation. IRS rules limited total participant contributions during 2013 to $17,500 or $23,000 if age 50 or more; however, we limit participant contributions for employees considered Highly Compensated Employees with an annual salary or base salary equal to or greater than $115,000 to $10,000 per year or $15,500 if age 50 or more. After one year of employment, we match 37.5% of employees' contributions up to 4% of their  eligible compensation, with a maximum match of $1,725 per participant. Beginning on January 1, 2009, we suspended our matching contributions for Highly Compensated Employees with an annual salary equal to or greater than $115,000. Employer contributions vest by graded schedule over four years after the date of hire. Expenses from continuing operations related to employer matching contributions totaled $1.1 million, $0.5 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Deferred Compensation Plan

We have historically sponsored the Deferred Compensation Plan wherein eligible employees, generally those at senior levels, may elect to defer a portion of their annual compensation. In February 2012, our Board of Directors elected to terminate the Deferred Compensation Plan. During 2013, we (i) received a $7.8 million lump sum distribution as a result of the termination of the Deferred Compensation Plan and (ii) used these proceeds to relieve our corresponding $7.8 million total liability to the Deferred Compensation Plan's participants.

23. CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2012
Revenues (1)	$1,070.0	$1,161.5	$1,191.1	$1,219.2
Gross profit (1)	$184.5	$191.8	$194.2	$194.5
Net income (1)	$17.6	$21.1	$20.7	$22.8
Net income per common share:
Basic (2)	$0.57	$0.68	$0.67	$0.74
Diluted (2)	$0.56	$0.67	$0.66	$0.73
2013
Revenues (1)	$1,225.4	$1,345.3	$1,390.3	$1,373.9
Gross profit (1)	$206.7	$222.6	$225.7	$222.5
Net income	$32.5	$27.0	$22.7	26.9
Net income per common share:
Basic	$1.05	$0.88	$0.74	$0.88
Diluted	$1.04	$0.87	$0.73	$0.87
____________________________

(1)
Quarterly revenues, gross profit and net income may not agree to previously reported amounts on Form 10-Q as a result of subsequent discontinued operations or reclassifications of amounts in order to conform to current presentation.

(2)	The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

24. SUBSEQUENT EVENTS

In January 2014, we acquired the assets of one franchise in our existing market of Greenville, South Carolina, which we integrated with one of our existing dealership locations.  We expect that this franchise will represent approximately $20.0 million of annualized revenues.

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
Our management, including the principal executive officers and the principal financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 framework). Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their reports are contained herein.
In July 2013, we acquired substantially all of the assets, including certain real estate, of three franchises (three dealership locations). As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2013 does not include the internal controls over financial reporting of the acquired operations. These acquisitions are included in our consolidated financial statements from the date of acquisition. The three franchises represented approximately $23.0 million of our $1.9 billion consolidated assets as of December 31, 2013 and approximately $51.4 million of our $5.3 billion consolidated revenues for the year then ended.
From the acquisition date to December 31, 2013, the processes and systems of the acquired operations were discrete and did not significantly impact internal control over financial reporting for our other consolidated subsidiaries.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Reference is made to the information to be set forth in the “Proposal No. 1 Election of Directors,” “Governance of the Company,” “2013 Director Compensation Table-Code of Business Conduct and Ethics and Corporate Governance Guidelines,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Reference is made to the information to be set forth in the “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report,” “Compensation Committee Interlocks and Insider Participation,” "Executive Compensation," "2013 Director Compensation Table" and "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

(1)	Financial Statements: See index to Consolidated Financial Statements.

(2)	Financial Statement Schedules: None required.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
3.1
Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-84646, filed with the SEC on March 20,
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

4.2	Form of 8.375% Senior Subordinated Note due 2020 (included as Exhibit A in Exhibit 4.1 and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*
4.3
First Supplemental Indenture, dated as of December 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

4.4
Second Supplemental Indenture, dated as of September 27, 2011, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

4.5
Third Supplemental Indenture, dated as of February 15, 2013, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

4.6
Fourth Supplemental Indenture, dated as of June 20, 2013, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. signatory thereto, the other Subsidiary Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2013)*

4.7
Fifth Supplemental Indenture, dated as of September 30, 2013, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. signatory thereto, the other Guarantors (as referred to therein) and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)*

10.1**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*

Exhibit Number	Description of Documents
10.3**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *
10.4**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.5**	Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of January 1, 2014
10.6**
Form of Letter Agreement by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of December 10, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013)*

10.7**	Separation Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated as of February 5, 2014
10.8**
Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated April 22, 2010 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.9**
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated May 3, 2010 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.10**
Form of Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated October 18, 2011 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.11**	Resignation, Release of All Claims and Reconfirmation of Commitment Agreement, by and between Asbury Automotive Group, Inc. and Scott J. Krenz, dated as of December 10, 2013
10.12**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of December 30, 2011 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.13**
First Amendment to Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of March 7, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012)*

10.14**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated as of December 30, 2011 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.15**
Letter Agreement by and between Asbury Automotive Group, Inc. and George A. Villasana, dated as of March 13, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.16**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of April 16, 2012 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.17**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for CEO and COO (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.18**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for other Executive Officers (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.19**	Form of Equity Award Agreement under the 2012 Equity Incentive Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

Exhibit Number	Description of Documents
10.20**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.21**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-31262)*
10.22**	Form of Restricted Share Award Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.23**	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.24	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.25
General Motors Dealer Sales and Service Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.26
Honda Automobile Dealer Sales and Service Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.27
Mercedes-Benz Passenger Car Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.28	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.29	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.30
Amended and Restated Credit Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on August 8, 2013)*

10.31
Amended and Restated Company Guaranty Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)*

10.32
Amended and Restated Subsidiary Guaranty Agreement, dated as of August 8, 2013, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)*

10.33
Amended and Restated Security Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)*

10.34
Amended and Restated Escrow & Security Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)*

Exhibit Number	Description of Documents
10.35
Credit Agreement, dated as of September 20, 2013, by and among Asbury Automotive Group, Inc., certain of its subsidiaries, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013)*

21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date: February 25, 2014	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig T. Monaghan and Keith R. Style, and each of them, acting individually, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2013, and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Craig T. Monaghan	Chief Executive Officer, President and Director	February 25, 2014
(Craig T. Monaghan)

/s/ Keith R. Style	Senior Vice President and Chief Financial Officer	February 25, 2014
(Keith R. Style)

/s/ Michael J. Sawicki	Controller and	February 25, 2014
(Michael J. Sawicki)	Chief Accounting Officer

/s/ Thomas C. DeLoach, Jr.	Director	February 25, 2014
(Thomas C. DeLoach, Jr.)	Non-Executive Chairman of the Board

/s/ Janet M. Clarke	Director	February 25, 2014
(Janet M. Clarke)

/s/ Dennis E. Clements	Director	February 25, 2014
(Dennis E. Clements)

/s/ Juanita T. James	Director	February 25, 2014
(Juanita T. James)

/s/ Vernon E. Jordan, Jr.	Director	February 25, 2014
(Vernon E. Jordan, Jr.)

/s/ Eugene S. Katz	Director	February 25, 2014
(Eugene S. Katz)

/s/ Michael S. Kearney	Director	February 25, 2014
(Michael S. Kearney)

/s/ Philip F. Maritz	Director	February 25, 2014
(Philip F. Maritz)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
3.1
Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-84646, filed with the SEC on March 20,
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

4.2	Form of 8.375% Senior Subordinated Note due 2020 (included as Exhibit A in Exhibit 4.1 and filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2010)*
4.3
First Supplemental Indenture, dated as of December 30, 2010, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

4.4
Second Supplemental Indenture, dated as of September 27, 2011, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

4.5
Third Supplemental Indenture, dated as of February 15, 2013, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. listed on Schedule II thereto, the other Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

4.6
Fourth Supplemental Indenture, dated as of June 20, 2013, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. signatory thereto, the other Subsidiary Guarantors listed on Schedule I thereto and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2013)*

4.7
Fifth Supplemental Indenture, dated as of September 30, 2013, by and among Asbury Automotive Group, Inc., the Subsidiaries of Asbury Automotive Group, Inc. signatory thereto, the other Guarantors (as referred to therein) and The Bank of New York Mellon, as Trustee, related to the 8.375% Senior Subordinated Notes due 2020 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)*

10.1**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *
10.4**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*

10.5**	Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of January 1, 2014
10.6**
Form of Letter Agreement by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of December 10, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013)*

10.7**	Separation Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated as of February 5, 2014
10.8**
Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated April 22, 2010 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.9**
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated May 3, 2010 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.10**
Form of Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated October 18, 2011 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.11**	Resignation, Release of All Claims and Reconfirmation of Commitment Agreement, by and between Asbury Automotive Group, Inc. and Scott J. Krenz, dated as of December 10, 2013
10.12**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of December 30, 2011 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.13**
First Amendment to Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of March 7, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012)*

10.14**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated as of December 30, 2011 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.15**
Letter Agreement by and between Asbury Automotive Group, Inc. and George A. Villasana, dated as of March 13, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.16**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of April 16, 2012 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.17**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for CEO and COO (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.18**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for other Executive Officers (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.19**	Form of Equity Award Agreement under the 2012 Equity Incentive Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*
10.20**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.21**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-31262)*

10.22**	Form of Restricted Share Award Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.23**	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.24	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.25
General Motors Dealer Sales and Service Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.26
Honda Automobile Dealer Sales and Service Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.27
Mercedes-Benz Passenger Car Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.28	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.29	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.30
Amended and Restated Credit Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on August 8, 2013)*

10.31
Amended and Restated Company Guaranty Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)*

10.32
Amended and Restated Subsidiary Guaranty Agreement, dated as of August 8, 2013, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)*

10.33
Amended and Restated Security Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)*

10.34
Amended and Restated Escrow & Security Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)*

10.35
Credit Agreement, dated as of September 20, 2013, by and among Asbury Automotive Group, Inc., certain of its subsidiaries, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013)*

21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.