Form 10-Q
period 2014-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2014-04-24
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 22, 2014 was 30,658,060.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6.1	$5.4
Contracts-in-transit	131.9	140.9
Accounts receivable (net of allowance of $0.9 and $1.0, respectively)	88.1	95.7
Inventories	772.3	767.7
Deferred income taxes	9.5	9.4
Assets held for sale	11.7	9.1
Other current assets	76.0	80.4
Total current assets	1,095.6	1,108.6
PROPERTY AND EQUIPMENT, net	656.1	651.5
GOODWILL	58.1	54.5
DEFERRED INCOME TAXES, net of current portion	13.3	13.1
OTHER LONG-TERM ASSETS	60.0	60.9
Total assets	$1,883.1	$1,888.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$60.3	$74.7
Floor plan notes payable—non-trade	513.8	534.8
Current maturities of long-term debt	11.4	11.1
Accounts payable and accrued liabilities	224.5	213.6
Total current liabilities	810.0	834.2
LONG-TERM DEBT	540.4	543.3
OTHER LONG-TERM LIABILITIES	21.0	20.5
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 40,291,487 and 40,095,557 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	515.4	510.5
Retained earnings	194.9	163.5
Treasury stock, at cost; 9,618,277 and 9,330,443 shares, respectively	(198.7)	(184.0)
Accumulated other comprehensive (loss) income	(0.3)	0.2
Total shareholders’ equity	511.7	490.6
Total liabilities and shareholders’ equity	$1,883.1	$1,888.6

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
REVENUES:
New vehicle	$726.0	$664.5
Used vehicle	416.9	366.3
Parts and service	159.4	147.6
Finance and insurance, net	53.4	47.0
Total revenues	1,355.7	1,225.4
COST OF SALES:
New vehicle	680.6	623.8
Used vehicle	382.9	335.0
Parts and service	62.1	60.3
Total cost of sales	1,125.6	1,019.1
GROSS PROFIT	230.1	206.3
OPERATING EXPENSES:
Selling, general and administrative	159.8	147.7
Depreciation and amortization	6.3	5.9
Other operating (income) expense, net	(0.2)	0.1
Income from operations	64.2	52.6
OTHER EXPENSES:
Floor plan interest expense	(3.0)	(3.1)
Other interest expense, net	(9.1)	(9.2)
Swap interest expense	(0.6)	(1.2)
Total other expenses, net	(12.7)	(13.5)
Income before income taxes	51.5	39.1
INCOME TAX EXPENSE	20.0	15.2
INCOME FROM CONTINUING OPERATIONS	31.5	23.9
DISCONTINUED OPERATIONS, net of tax	(0.1)	8.6
NET INCOME	$31.4	$32.5
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.04	$0.77
Discontinued operations	(0.01)	0.28
Net income	$1.03	$1.05
Diluted—
Continuing operations	$1.03	$0.77
Discontinued operations	(0.01)	0.27
Net income	$1.02	$1.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	30.4	30.9
Restricted stock	0.2	0.2
Performance share units	0.1	0.1
Diluted	30.7	31.2

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Net income	$31.4	$32.5
Other comprehensive (loss) income — net of tax:
Change in fair value of cash flow swaps	(0.8)	0.1
Amortization of terminated cash flow swaps	—	1.1
Income tax benefit (expense) associated with cash flow swaps	0.3	(0.5)
Comprehensive income	$30.9	$33.2

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$31.4	$32.5
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	6.3	5.9
Stock-based compensation	2.5	2.5
Deferred income taxes	0.1	1.2
Loaner vehicle amortization	3.1	2.5
Excess tax benefit on share-based arrangements	(2.4)	(2.0)
Gain on sale of assets, net	—	(14.6)
Other adjustments, net	0.3	1.4
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	9.0	13.2
Accounts receivable	5.7	12.4
Proceeds from the sale of accounts receivable	2.0	4.1
Inventories	12.6	(39.6)
Other current assets	(12.7)	(21.1)
Floor plan notes payable—trade	(14.4)	5.5
Accounts payable and accrued liabilities	11.0	3.8
Proceeds from deferred compensation plan termination	—	7.8
Distribution of deferred compensation plan assets to participants	—	(7.8)
Other long-term assets and liabilities, net	0.1	0.7
Net cash provided by operating activities	54.6	8.4
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(13.3)	(6.2)
Capital expenditures—capitalized interest	(0.4)	(0.3)
Acquisitions	(4.6)	—
Proceeds from the sale of assets	—	33.9
Net cash (used in) provided by investing activities	(18.3)	27.4
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	759.0	730.5
Floor plan borrowings—non-trade acquisitions	0.5	—
Floor plan repayments—non-trade	(780.5)	(768.7)
Floor plan repayments—non-trade divestitures	—	(5.4)
Proceeds from borrowings	—	12.5
Repayments of borrowings	(2.3)	(1.2)
Payment of debt issuance costs	—	(0.1)
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(14.7)	(11.6)
Excess tax benefit on share-based arrangements	2.4	2.0
Proceeds from the exercise of stock options	—	0.1
Net cash used in financing activities	(35.6)	(41.9)
Net increase (decrease) in cash and cash equivalents	0.7	(6.1)
CASH AND CASH EQUIVALENTS, beginning of period	5.4	6.2
CASH AND CASH EQUIVALENTS, end of period	$6.1	$0.1

See Note 9 for supplemental cash flow information
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 101 franchises (80 dealership locations) in 18 metropolitan markets within 10 states as of March 31, 2014. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of March 31, 2014, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic brands. We also operate 24 collision repair centers that serve customers in our local markets.
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

Our operating results are generally subject to changes in the economic environment as well as seasonal variations. Historically, we have generated more revenue and operating income in the second and third quarters than in the first and fourth quarters of the calendar year. Generally, the seasonal variations in our results of operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things.

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
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, credit life insurance and disability insurance, and other insurance, to customers (collectively “F&I”). We may be charged back (“chargebacks”) for F&I commissions in the event a contract is prepaid, defaulted upon or terminated. F&I commissions are recorded at the time a vehicle is sold and a reserve for future chargebacks is established based on historical chargeback experience and the termination provisions of the applicable contract. F&I commissions, net of estimated future chargebacks, are included in Finance and Insurance, net in the accompanying Condensed Consolidated Statements of Income.
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
Discontinued Operations
Certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets have been classified as Assets Held for Sale, and from time to time may be reflected on the consolidated balance sheets as Liabilities Associated with Assets Held for Sale, with such classification beginning on the date that the assets and any associated liabilities were first considered held for sale.
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
Amounts in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2013 have been reclassified to reflect the results of franchises sold or closed subsequent to March 31, 2013 as if we had classified those franchises as discontinued operations for all periods presented.
Statements of Cash Flows
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle (“Non-Trade”), and all floor plan notes payable relating to used vehicles (together referred to as “Floor Plan Notes Payable-Non-Trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable - Trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. Repayments of Floor Plan Notes Payable - Trade associated with divestitures are classified as an operating activity. Repayments of Floor Plan Notes Payable - Non-Trade associated with divestitures are classified as a financing activity.

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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business. Application of the standard, which is to be applied prospectively, is required for fiscal years beginning on or after December 15, 2014, and for interim periods within that year. We currently plan to adopt the standard in January 2015.
Based on our initial assessment of the standard, we expect that any potential future disposals of our dealerships will not be reported as discontinued operations and that the results of operations of any such disposed dealerships, including revenues, costs and any gains or losses on disposal, will be classified as continuing operations within our Consolidated Statements of Income for all periods presented through the date of disposition.
3. ACQUISITIONS
Results of acquired dealerships are included in our accompanying Condensed Consolidated Statements of Income commencing on the date of acquisition. Our acquisitions are accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill.
In January 2014, we acquired the assets of one franchise in our existing market of Greenville, South Carolina for an aggregate purchase price of $4.6 million. Upon acquisition, this franchise was integrated with one of our existing dealership locations in Greenville. We financed this acquisition with $4.1 million of cash and $0.5 million of floor plan borrowings for the purchase of the related new vehicle inventory.

Below is the allocation of purchase price for the acquisition completed during the three months ended March 31, 2014. The $4.1 million of goodwill and manufacturer franchise rights associated with this acquisition will be deductible for federal and state income taxes ratably over a 15 year period.

As of March 31, 2014
(In millions)
Inventory	$0.5
Goodwill	3.6
Manufacturer franchise rights	0.5
Total purchase price	$4.6

4. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2014	December 31, 2013
	(In millions)
New vehicles	$591.6	$605.2
Used vehicles	139.2	121.8
Parts and accessories	41.5	40.7
Total inventories	$772.3	$767.7
The lower of cost or market reserves reduced total inventory cost by $6.1 million and $6.0 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, certain automobile manufacturer incentives reduced new vehicle inventory cost by $6.8 million and $7.4 million, respectively, and reduced new vehicle cost of sales from continuing operations for the three months ended March 31, 2014 and March 31, 2013 by $7.0 million and $5.9 million, respectively.

5. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
Real estate not currently used in our operations that we are actively marketing to sell totaled $11.7 million and $9.1 million as of March 31, 2014 and December 31, 2013, respectively. There were no liabilities associated with our real estate assets held for sale as of March 31, 2014 or December 31, 2013.
A summary of assets held for sale is as follows:

	As of
	March 31, 2014	December 31, 2013
	(In millions)
Assets:
Property and equipment, net	$11.7	$9.1
Total assets	$11.7	$9.1

6. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	March 31, 2014	December 31, 2013
	(In millions)
8.375% Senior Subordinated Notes due 2020	$300.0	$300.0
Mortgage notes payable bearing interest at fixed and variable rates	164.9	166.5
Real estate credit agreement	74.3	75.0
Capital lease obligations	3.7	3.7
	542.9	545.2
Add: unamortized premium on 8.375% Senior Subordinated Notes due 2020	8.9	9.2
Long-term debt, including current portion	551.8	554.4
Less: current portion (a)	(11.4)	(11.1)
Long-term debt	$540.4	$543.3
______________________________

(a)	Includes $1.1 million of the $8.9 million of unamortized premium as of March 31, 2014.

Asbury Automotive Group, Inc. is a holding company with no independent assets or operations. For all periods presented, our 8.375% Senior Subordinated Notes due 2020 (the “8.375% Notes”) have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of March 31, 2014, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

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
Level 2-Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include cash flow swap instruments and exchange-traded debt securities that are not actively traded or that do not have a high trading volume.
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
Financial instruments consist primarily of cash and cash equivalents, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable and interest rate swap agreements. The carrying values of our financial instruments, with the exception of subordinated long-term debt, approximate fair value due to (i) their short-term nature, (ii) recently completed market transactions or (iii) existence of variable interest rates, which approximate market rates. The fair market value of our subordinated long-term debt is based on reported market prices which reflect Level 2 inputs. Level 2 inputs are valuations based on quoted market prices in markets that are not active or that do not have a high trading volume. A summary of the carrying values and fair values of our 8.375% Notes is as follows:

	As of
	March 31, 2014	December 31, 2013
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$308.9	$309.2
Total carrying value	$308.9	$309.2

Fair Value:
8.375% Senior Subordinated Notes due 2020	$336.0	$336.8
Total fair value	$336.0	$336.8

In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap was $74.3 million as of March 31, 2014 and is reducing over its remaining term to $38.7 million at maturity.
We are also party to an interest rate swap agreement that had a notional principal amount of $18.1 million as of March 31, 2014. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity.
Both of our interest rate swaps qualify for cash flow hedge accounting treatment and do not, and will not, contain any ineffectiveness.
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income, including the impact on Accumulated Other Comprehensive Income ("AOCI") (in millions):

For the Three Months Ended March 31,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2014	Interest rate swaps	$(1.3)	Swap interest expense	$(0.5)	$—	$—	N/A
2013	Interest rate swaps	$—	Swap interest expense	$(0.1)	$(1.1)	$—	N/A

 On the basis of yield curve conditions as of March 31, 2014, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $1.9 million.

Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swap. Other than that assumption, all other inputs reflect Level 2 inputs.

Information about amounts reclassified out of AOCI	(In millions)
Accumulated other comprehensive income — December 31, 2013	$0.2
Change in fair value of cash flow swaps	(0.8)
Amortization of terminated cash flow swaps	—
Total amount reclassified to swap interest expense	(0.8)
Income tax impact associated with cash flow swaps	0.3
Accumulated other comprehensive loss — March 31, 2014	$(0.3)
Market Risk Disclosures as of March 31, 2014:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$74.3	1 month LIBOR	September 2023	$(0.2)
Interest Rate Swap*	$18.1	1 month LIBOR	October 2015	$(0.3)
____________________________
* The total fair value of our swaps is a $0.5 million net liability, of which $1.9 million is included in Accounts Payable and Accrued Liabilities, $0.1 million is included in Other Long-Term Liabilities and $1.5 million is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheet.
Market Risk Disclosures as of December 31, 2013:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$75.0	1 month LIBOR	September 2023	$0.7
Interest Rate Swap*	$18.4	1 month LIBOR	October 2015	$(0.4)
____________________________
* The total fair value of our swaps is a $0.3 million net asset, of which $1.9 million is included in Accounts Payable and Accrued Liabilities, $0.1 million is included in Other Long-Term Liabilities and $2.3 million is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheet.

8. DISCONTINUED OPERATIONS AND DIVESTITURES
As of March 31, 2014, there were no franchises pending disposition. Operating expenses in the table below include rent and other expenses of idle facilities previously associated with businesses sold or closed prior to March 31, 2014.
The following tables provide further information regarding our discontinued operations as of March 31, 2014, and includes the results of businesses sold prior to March 31, 2014:

	For the Three Months Ended March 31,
	2014	2013
	(In millions, except franchise data)
Franchises:
Mid-line import	—	1
Total	—	1
Revenues	$—	$3.8
Cost of sales	—	3.4
Gross profit	—	0.4
Operating expenses	0.3	0.9
Loss from operations	(0.3)	(0.5)
Other expense, net	—	(0.1)
Gain on disposition	—	14.6
(Loss) income before income taxes	(0.3)	14.0
Income tax benefit (expense)	0.2	(5.4)
Discontinued operations, net of tax	$(0.1)	$8.6

9. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2014 and 2013, we made interest payments, including amounts capitalized, totaling $6.5 million and $10.6 million, respectively. Included in these interest payments are $3.3 million and $2.9 million, of floor plan interest payments for the three months ended March 31, 2014 and 2013, respectively.
During the three months ended March 31, 2013, we made income tax payments, net of refunds received, totaling $0.8 million. We did not make any material income tax payments or receive any income tax refunds during the three months ended March 31, 2014.
During the three months ended March 31, 2014, we sold $2.0 million of trade receivables at an immaterial discount. During the three months ended March 31, 2013, we sold $4.2 million of trade receivables at a discount of $0.1 million.
During the three months ended March 31, 2014 and 2013, we transferred $16.6 million and $16.7 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.

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
We had $14.6 million of letters of credit outstanding as of March 31, 2014, which are required by certain of our insurance providers. In addition, as of March 31, 2014, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Information
Certain of the discussions and information included in this report may constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position and our business strategy. Such statements can generally be identified by words such as “may,” “target,” “could,” “would,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee” and other similar words or phrases. Forward-looking statements may also relate to our expectations and assumptions with respect to, among other things:

•	our ability to execute our business strategy;

•	the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S.;

•	our ability to further improve our operating cash flows, and the availability of capital and liquidity;

•	our estimated future capital expenditures;

•	the duration of the economic recovery process and its impact on our revenues and expenses;

•	our parts and service revenue due to, among other things, improvements in manufacturing quality;

•	the variable nature of significant components of our cost structure;

•	our ability to limit our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers’ willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to leverage our common systems, infrastructure and processes in a cost-efficient manner;

•	our acquisition and divestiture strategies;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing, including at favorable rates;

•	the growth of mid-line import and luxury brands over the long-term;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our net income as a result of the foregoing and other factors.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

•	our ability to execute our balanced automotive retailing and service business strategy;

•	the level of SAAR;

•	changes in the mix, and total number, of vehicles we are able to sell;

•	changes in general economic and business conditions, including changes in consumer confidence levels, interest rates, consumer credit availability and employment levels;

•
changes in laws and regulations governing the operation of automobile franchises, including trade restrictions, consumer protections, accounting standards, taxation requirements and environmental laws;

•	changes in the price of oil and gasoline;

•	the timing and extent of any manufacturer recalls;

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

Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth in the discussion and analysis below and under Item 1A entitled “Risk Factors” in our Annual Report on

Form 10-K for the year ended December 31, 2013 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statements.

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 101 franchises (80 dealership locations) in 18 metropolitan markets within 10 states as of March 31, 2014. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of March 31, 2014, we offered 29 domestic and foreign brands of new vehicles. Our current brand mix is weighted 85% towards luxury and mid-line import brands, with the remaining 15% consisting of domestic brands. We also operate 24 collision repair centers that serve customers in our local markets.
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
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 46% of revenue from mid-line import brands and 39% of revenue from luxury brands in the first quarter of 2014, is well positioned for growth over the long term.

Our operating results are generally subject to changes in the economic environment as well as seasonal variations. Historically, we have generated more revenue and operating income in the second and third quarters than in the first and fourth quarters of the calendar year. Generally, the seasonal variations in our results of operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things.
Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margin than used vehicle sales and sales of parts and service. As a result, when used vehicle and parts and service revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase.

Selling, general and administrative (“SG&A”) expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions), or controllable (such as advertising), generally allowing us to adapt to changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit, with the exception of advertising expense, which we evaluate on a per vehicle retailed (“PVR”) basis.

The United States automotive retail market showed continued year-over-year improvement through the first quarter of 2014, with new vehicle SAAR increasing to 15.7 million during the first three months of 2014 as compared to 15.3 million during the first three months of 2013. We continued to benefit from improving economic conditions in the first quarter of 2014, which we attribute to continued increases in consumer confidence, the continued availability of credit at terms favorable to consumers resulting primarily from the current low interest rate environment, gradually improving unemployment levels, stable fuel prices and the increasing age of the U.S. automotive fleet. We believe that the overall economic recovery will continue to be fragile, and may be subject to change based on consumer confidence, interest rates, unemployment levels and other macro-economic factors as the long-term prospects for, and the timing of, a return to a stronger economy continue to be difficult to predict.
We had total available liquidity of $313.3 million as of March 31, 2014, which consisted of cash and cash equivalents of $6.1 million, borrowing availability of $244.5 million under our revolving credit facilities and $62.7 million of availability under our floor plan offset account. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2014	2013
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$726.0	$664.5	$61.5	9%
Used vehicle	416.9	366.3	50.6	14%
Parts and service	159.4	147.6	11.8	8%
Finance and insurance, net	53.4	47.0	6.4	14%
Total revenues	1,355.7	1,225.4	130.3	11%
GROSS PROFIT:
New vehicle	45.4	40.7	4.7	12%
Used vehicle	34.0	31.3	2.7	9%
Parts and service	97.3	87.3	10.0	11%
Finance and insurance, net	53.4	47.0	6.4	14%
Total gross profit	230.1	206.3	23.8	12%
OPERATING EXPENSES:
Selling, general and administrative	159.8	147.7	12.1	8%
Depreciation and amortization	6.3	5.9	0.4	7%
Other operating (income) expense, net	(0.2)	0.1	(0.3)	(300)%
Income from operations	64.2	52.6	11.6	22%
OTHER EXPENSES:
Floor plan interest expense	(3.0)	(3.1)	(0.1)	(3)%
Other interest expense, net	(9.1)	(9.2)	(0.1)	(1)%
Swap interest expense	(0.6)	(1.2)	(0.6)	(50)%
Total other expense, net	(12.7)	(13.5)	(0.8)	(6)%
Income before income taxes	51.5	39.1	12.4	32%
INCOME TAX EXPENSE	20.0	15.2	4.8	32%
INCOME FROM CONTINUING OPERATIONS	31.5	23.9	7.6	32%
DISCONTINUED OPERATIONS, net of tax	(0.1)	8.6	(8.7)	(101)%
NET INCOME	$31.4	$32.5	$(1.1)	(3)%
Income from continuing operations per common share—Diluted	$1.03	$0.77	$0.26	34%
Net income per common share—Diluted	$1.02	$1.04	$(0.02)	(2)%
______________________________

	For the Three Months Ended March 31,
	2014	2013
REVENUE MIX PERCENTAGES:
New vehicles	53.6%	54.2%
Used retail vehicles	27.0%	26.1%
Used vehicle wholesale	3.7%	3.9%
Parts and service	11.8%	12.0%
Finance and insurance, net	3.9%	3.8%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	19.7%	19.7%
Used retail vehicles	14.5%	14.8%
Used vehicle wholesale	0.3%	0.4%
Parts and service	42.3%	42.4%
Finance and insurance, net	23.2%	22.7%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.4%	71.6%
Income from continuing operations increased by $7.6 million (32%) during the first quarter of 2014 as compared to the first quarter of 2013. The increase in income from continuing operations was primarily driven by a $23.8 million (12%) increase in gross profit, which was partially offset by a $12.1 million (8%) increase in SG&A expenses and a $4.8 million (32%) increase in income tax expense. Net income decreased by $1.1 million (3%) during the first quarter of 2014 as compared to the first quarter of 2013. Net income for the first quarter of 2013 was positively impacted by the sale of one franchise (one dealership location), which resulted in an $8.9 million net-of-tax gain, which is included in discontinued operations, net.
Gross profit increased across all four of our business lines and was driven by (i) a $10.0 million (11%) increase in parts and service gross profit, (ii) a $6.4 million (14%) increase in F&I gross profit and (iii) a $4.7 million (12%) increase in new vehicle gross profit. Our total gross profit margin increased 20 basis points to 17.0%, primarily as a result of (i) a 20 basis point increase in our same store new vehicle retail gross margin and (ii) a 180 basis point increase in our same store parts and service gross margin, which was partially offset by a 50 basis point decrease in our same store used vehicle retail gross margin.
The $130.3 million (11%) increase in total revenue was primarily a result of (i) a $61.5 million (9%) increase in new vehicle revenue and (ii) a $50.6 million (14%) increase in used vehicle revenue.

New Vehicle—

	For the Three Months Ended March 31,		Increase	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$274.7	$239.3	$35.4	15%
Mid-line import	329.5	328.7	0.8	—%
Mid-line domestic	105.0	96.5	8.5	9%
Total new vehicle revenue—same store(1)	709.2	664.5	44.7	7%
New vehicle revenue—acquisitions	16.8	—
New vehicle revenue, as reported	$726.0	$664.5	$61.5	9%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$20.3	$17.3	$3.0	17%
Mid-line import	17.4	16.9	0.5	3%
Mid-line domestic	6.8	6.5	0.3	5%
Total new vehicle gross profit—same store(1)	44.5	40.7	3.8	9%
New vehicle gross profit—acquisitions	0.9	—
New vehicle gross profit, as reported	$45.4	$40.7	$4.7	12%

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2014	2013
New vehicle units:
New vehicle retail units—same store(1)
Luxury	5,369	4,726	643	14%
Mid-line import	12,379	12,292	87	1%
Mid-line domestic	2,697	2,704	(7)	—%
Total new vehicle retail units—same store(1)	20,445	19,722	723	4%
Fleet vehicles	563	319	244	76%
Total new vehicle units—same store(1)	21,008	20,041	967	5%
New vehicle units—acquisitions	648	—
New vehicle units—actual	21,656	20,041	1,615	8%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase	% Change
	2014	2013
Revenue per new vehicle sold—same store(1)	$33,759	$33,157	$602	2%
Gross profit per new vehicle sold—same store(1)	$2,118	$2,031	$87	4%
New vehicle gross margin—same store(1)	6.3%	6.1%	0.2%	3%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $61.5 million (9%) increase in new vehicle revenue was primarily a result of a 5% increase in same store new vehicle unit sales, combined with a 2% increase in same store revenue per new vehicle sold. Same store unit volumes for our higher-priced luxury brands increased 14%, driving the overall 5% increase in same store new vehicle unit sales and reflecting (i) an increase in new and redesigned models offered by luxury manufacturers, (ii) the continued availability of credit at terms favorable to our customers and (iii) an improvement in the availability of new vehicle inventory from which to choose. Our total new vehicle revenue also benefited from $16.8 million derived from acquisitions. New vehicle SAAR increased by 3% to 15.7 million for the first quarter of 2014 as compared to 15.3 million in the first quarter of 2013.
Total new vehicle gross profit increased by $4.7 million (12%), largely driven by a $3.0 million (17%) increase in gross profit from our luxury brands. Our new vehicle gross profit also included $0.9 million derived from acquisitions. Our same store gross profit per new vehicle sold increased by $87 (4%) overall, largely driven by our luxury brands. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand.
Used Vehicle—

	For the Three Months Ended March 31,		Increase	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$357.9	$318.5	$39.4	12%
Used vehicle retail revenues—acquisitions	9.4	—
Total used vehicle retail revenues	367.3	318.5	48.8	15%

Used vehicle wholesale revenues—same store(1)	48.7	47.8	0.9	2%
Used vehicle wholesale revenues—acquisitions	0.9	—
Total used vehicle wholesale revenues	49.6	47.8	1.8	4%
Used vehicle revenue, as reported	$416.9	$366.3	$50.6	14%
Gross profit:
Used vehicle retail gross profit—same store(1)	$32.5	$30.5	$2.0	7%
Used vehicle retail gross profit—acquisitions	0.7	—
Total used vehicle retail gross profit	33.2	30.5	2.7	9%

Used vehicle wholesale gross profit—same store(1)	0.8	0.8	—	—%
Used vehicle wholesale gross profit—acquisitions	—	—
Total used vehicle wholesale gross profit	0.8	0.8	—	—%
Used vehicle gross profit, as reported	$34.0	$31.3	$2.7	9%
Used vehicle retail units:
Used vehicle retail units—same store(1)	17,982	16,343	1,639	10%
Used vehicle retail units—acquisitions	521	—
Used vehicle retail units—actual	18,503	16,343	2,160	13%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2014	2013
Revenue per used vehicle retailed—same store(1)	$19,903	$19,488	$415	2%
Gross profit per used vehicle retailed—same store(1)	$1,807	$1,866	$(59)	(3)%
Used vehicle retail gross margin—same store(1)	9.1%	9.6%	(0.5)%	(5)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $50.6 million (14%) increase in used vehicle revenue was primarily the result of a 10% increase in same store used vehicle retail unit sales and a 2% increase in same store revenue per used vehicle retailed, as well as $9.4 million in used vehicle retail revenue derived from acquisitions. Additionally, total Company used vehicle wholesale revenue increased by $1.8 million (4%). The 10% increase in same store used vehicle retail unit sales reflects increased consumer demand, the continued availability of credit at terms favorable to customers and the ongoing impact of our “Asbury 1-2-1” program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
The $2.7 million (9%) increase in used vehicle retail gross profit was driven primarily by higher unit volumes in the first quarter of 2014 as compared to the first quarter of 2013, partially offset by a 50 basis point decrease in our same store used vehicle retail gross margin. The decrease in our same store used vehicle gross margin can be partially attributed to margin pressures created by the general increase in the supply of used vehicles as a result of customer trade-ins and vehicles coming off lease, as well as our focus on selling more used vehicles as retail units instead of wholesale units.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 36 days of supply in our inventory as of March 31, 2014.
Parts and Service—

	For the Three Months Ended March 31,		Increase	% Change
	2014	2013
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$156.7	$147.6	$9.1	6%
Parts and service revenues—acquisitions	2.7	—
Parts and service revenue, as reported	$159.4	$147.6	$11.8	8%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$54.9	$51.9	$3.0	6%
Reconditioning and preparation	22.7	19.3	3.4	18%
Warranty	12.7	11.3	1.4	12%
Wholesale parts	5.2	4.8	0.4	8%
Total parts and service gross profit—same store(1)	95.5	87.3	8.2	9%
Parts and service gross profit—acquisitions	1.8	—
Parts and service gross profit, as reported	$97.3	$87.3	$10.0	11%
Parts and service gross margin—same store(1)	60.9%	59.1%	1.8%	3%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $11.8 million (8%) increase in parts and service revenue was primarily due to (i) a $6.2 million (6%) increase in same store customer pay revenue, (ii) a $1.8 million (8%) increase in same store warranty revenue and (iii) $2.7 million derived from acquisitions. The 180 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including an 18% increase in gross profit from reconditioning and preparation of vehicles, a 12% increase in warranty gross profit and a 6% increase in our customer pay parts and service gross profit. The $3.4 million increase in reconditioning and preparation gross profit was primarily driven by a 10% increase in our same store used vehicle retail unit sales and a 5% increase in our same store new vehicle unit sales. Gross profit associated with warranty work increased by $1.4 million (12%), partially due to certain manufacturer recalls that occurred during the first quarter of 2014, as well as increased units in operation as sales of new vehicles in the United States have steadily increased over the past few years.

We continue to focus on further increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our employee training and recruiting programs.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$51.0	$47.0	$4.0	9%
Finance and insurance, net—acquisitions	2.4	—
Finance and insurance, net as reported	$53.4	$47.0	$6.4	14%
Finance and insurance, net per vehicle sold—same store(1)	$1,308	$1,292	$16	1%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $6.4 million (14%) during the first quarter of 2014 as compared to first quarter of 2013, primarily due to (i) a 7% increase in same store retail unit sales and (ii) $2.4 million derived from acquisitions. The $16 increase in same store F&I per vehicle sold was primarily attributable to improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improved availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General and Administrative Expense—

	For the Three Months Ended March 31,					% of Gross Profit (Decrease) Increase
	2014	% of Gross Profit	2013	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$74.1	33.0%	$68.0	33.0%	$6.1	—%
Sales compensation	23.0	10.3%	22.0	10.7%	1.0	(0.4)%
Share-based compensation	2.5	1.1%	2.5	1.2%	—	(0.1)%
Outside services	16.2	7.2%	14.3	6.9%	1.9	0.3%
Advertising	7.3	3.3%	7.4	3.6%	(0.1)	(0.3)%
Rent	7.6	3.4%	8.7	4.2%	(1.1)	(0.8)%
Utilities	3.8	1.7%	3.3	1.6%	0.5	0.1%
Insurance	1.7	0.8%	2.9	1.4%	(1.2)	(0.6)%
Other	19.7	8.7%	18.6	9.0%	1.1	(0.3)%
Selling, general and administrative expense—same store(1)	155.9	69.5%	147.7	71.6%	8.2	(2.1)%
Acquisitions	3.9		—
Selling, general and administrative—actual	$159.8	69.4%	$147.7	71.6%	$12.1	(2.2)%
Gross profit—same store(1)	$224.3		$206.3
Gross profit—actual	$230.1		$206.3
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 69.5% for first quarter of 2014 as compared to 71.6% for the first quarter of 2013. The 210 basis point decrease was primarily attributable to (i) an 80 basis point decrease in rent expense primarily as a result of our purchase of certain previously leased real estate during 2013 and (ii) a 60 basis point decrease in insurance expense as a result of significant weather-related claims related to hail storms during the first quarter of 2013.

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
Depreciation and Amortization Expense —
The $0.4 million (7%) increase in depreciation and amortization expense during the first quarter of 2014 when compared to the first quarter of 2013 was primarily the result of our purchase of certain previously leased real estate throughout 2013, additional fixed assets acquired in acquisitions, and construction projects placed into service during the past year.
Other Operating (Income) Expense, net —
Other operating (income) expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items.
Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments during the first quarter of 2014 and 2013 was $0.6 million and $1.2 million, respectively. The $0.6 million decrease in swap interest expense during the first quarter of 2014 when compared to the first quarter 2013 is primarily the result of a $1.1 million decrease in amortization expense of a previously terminated swap, partially offset by approximately $0.4 million of additional swap expense as a result of an interest rate swap entered into during the fourth quarter of 2013.
Income Tax Expense—
The $4.8 million (32%) increase in income tax expense was primarily a result of the $12.4 million (32%) increase in income before income taxes in the first quarter of 2014 compared to the first quarter of 2013. Our effective tax rate decreased from 38.9% for the 2013 period to 38.8% in the 2014 period. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2014 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2014.
Discontinued Operations—
The $0.1 million, net of tax, net loss from discontinued operations for the first quarter of 2014 consists of rent and other expenses of idle facilities.

During the first quarter of 2013, we sold one franchise (one dealership location) that was classified as discontinued
operations. The $8.6 million, net of tax, net gain from discontinued operations in the first quarter of 2013 includes an $8.9 million, net of tax, gain on the sale of one franchise (one dealership location), which was partially offset by $0.3 million, net of tax, of net operating losses of franchises sold prior to March 31, 2014, including rent and other expenses of idle facilities.
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2014, we had total available liquidity of $313.3 million, which consisted of cash and cash equivalents of $6.1 million, borrowing availability of $244.5 million under our revolving credit facilities and $62.7 million of availability under our floor plan offset account, described below, which is generally accessible within one to two days. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of March 31, 2014, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.

We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our revolving credit facilities, our floor plan facilities and our mortgage financings, (iv) amounts in our new vehicle floor plan notes payable offset account and (v) the potential impact of any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
We currently have the following material credit facilities, floor plan facilities, real estate credit agreement, mortgage notes and senior subordinated notes. For a more detailed description of the material terms of our senior secured credit facilities, real estate credit agreement, mortgage notes and senior subordinated notes, refer to the “Floor Plan Notes Payable” and “Long-Term Debt” footnotes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).

•
Revolving credit facility — a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of March 31, 2014, we had $14.6 million in outstanding letters of credit, resulting in $160.4 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of March 31, 2014.

•
New inventory floor plan facilities — an $825.0 million senior secured new vehicle revolving floor plan facility. In connection with the new vehicle floor plan facility, we established an account with Bank of America, N.A. (“Bank of America”) that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in floor plan interest expense on our Condensed Consolidated Statements of Income. As of March 31, 2014, we had $62.7 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations. As of March 31, 2014, we had $513.8 million, net, outstanding under our senior secured new vehicle revolving floor plan facility and $60.3 million outstanding under our floor plan facility with Ford.

•
Used vehicle floor plan facility — a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. As of March 31, 2014, we had $2.0 million outstanding under our used vehicle revolving floor plan facility, which was drawn for general corporate purposes, and $84.1 million of remaining borrowing availability under our used vehicle revolving floor plan facility.

•
Real estate credit agreement — a $75.0 million real estate term loan credit agreement collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of March 31, 2014, we had $74.3 million outstanding under the real estate credit agreement.

•
Mortgage notes — as of March 31, 2014, we had $164.9 million of mortgage note obligations (excluding amounts outstanding under our real estate credit agreement). These obligations are collateralized by the related real estate at our applicable owned dealership locations.

•
8.375% Senior Subordinated Notes due 2020 (“8.375% Notes”) — as of March 31, 2014, we had $300.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020.

Under the terms of the senior secured credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floor plan indebtedness, (ii) certain refinancings, refunds, renewals or extensions of existing indebtedness, and (iii) other customary permitted indebtedness.

Covenants
We are subject to a number of covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2014.
Subordinated Note Repurchases
Our board of directors has authorized us, from time to time, to repurchase various of our 8.375% Notes in open market purchases or privately negotiated transactions. The decision to repurchase our 8.375% Notes is dependent upon prevailing market conditions, our liquidity position, applicable limitations in any agreements to which we are a party, and other factors. Currently, the credit agreement governing our senior secured credit facilities allows us to purchase at least $50.0 million of our debt securities per calendar year, subject to increase based on availability under our senior secured credit facilities. During the three months ended March 31, 2014, we did not repurchase any of our 8.375% Notes.
Share Repurchases
In January 2014, our Board of Directors authorized an additional $50.0 million for the repurchase of the Company's common stock in open market transactions. During the three months ended March 31, 2014, we repurchased a total of 181,728 shares of our common stock under our authorized repurchase program for a total of $9.4 million. As of March 31, 2014, we had remaining authorization to repurchase $60.6 million in shares of our common stock.
During the three months ended March 31, 2014 , we also repurchased 106,106 shares of our common stock for $5.3 million from employees in connection with a net share settlement feature of employee equity-based awards.
Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle (“Non-Trade”), and all floor plan notes payable relating to used vehicles (together referred to as “Floor Plan Notes Payable - Non-Trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable - Trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity in the accompanying Condensed Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. Repayments of Floor Plan Notes Payable - Trade associated with divestitures are classified as an operating activity. Repayments of Floor Plan Notes Payable - Non-Trade associated with divestitures are classified as a financing activity.
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

	For the Three Months Ended March 31,
	2014	2013
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by (used in) operating activities, as adjusted
Cash provided by operating activities, as reported	$54.6	$8.4
New vehicle floor plan repayments - non-trade, net	(21.5)	(38.2)
Cash provided by (used in) operating activities, as adjusted	$33.1	$(29.8)
Operating Activities—
Net cash provided by operating activities totaled $54.6 million and $8.4 million for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by operating activities, as adjusted, totaled $33.1 million for the three months ended March 31, 2014. Net cash used in operating activities, as adjusted, totaled $29.8 million for the three months ended March 31, 2013. Net cash provided by (used in) operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $62.9 million increase in our net cash provided by operating activities, as adjusted, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily the result of the following:

•
$49.0 million related to a increase in inventory, net of floor plan notes payable, primarily as a result of a $55.7 million decrease in our floor plan offset account during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013;

•	An $11.9 million increase in net income adjusted for non-cash items;

•	$8.4 million related to a net decrease in prepaid and other current assets; and

•	$7.2 million related to a net increase in accounts payable and accrued expenses during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013;
The increase in our cash provided by operating activities, as adjusted, was partially offset by a $13.0 million decrease related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during the three months ended March 31, 2014 as compared to three months ended March 31, 2013.

Investing Activities—
Net cash used in investing activities totaled $18.3 million for the three months ended March 31, 2014. Net cash provided by investing activities totaled $27.4 million for the three months ended March 31, 2013. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate, lease buyouts and capitalized interest, were $13.3 million and $6.2 million for the three months ended March 31, 2014 and 2013, respectively.
During the three months ended March 31, 2014, we acquired one franchise in our existing market of Greenville, South Carolina for an aggregate purchase price of $4.6 million. Upon acquisition, this franchise was integrated with one of our existing dealership locations in Greenville.
Proceeds from the sale of assets totaled $33.9 million for the three months ended March 31, 2013. Included in proceeds from the sale of assets for the three months ended March 31, 2013 was $7.5 million associated with the sale of inventory in connection with the sale of one franchise (one dealership location).
We expect that capital expenditures during 2014 will include approximately $60.0 million to upgrade our existing facilities, expand our service capacity and invest in technology and equipment. In addition to investing in our core business, we anticipate additional capital investment in our recently announced stand-alone used car business (“Q auto”) which could total as much as $25.0 million over the remainder of 2014. Additional capital investment in Q auto in 2014 will include construction of dealership locations we intend to open during 2014 and may include the acquisition of land and building assets for future Q auto dealerships.
As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $35.6 million and $41.9 million for the three months ended March 31, 2014 and 2013, respectively.
During the three months ended March 31, 2014 and 2013, we had non-trade floor plan borrowings of $759.0 million and $730.5 million, respectively. In addition, during three months ended March 31, 2014 we had non-trade floor plan borrowings of $0.5 million related to our acquisition of one franchise. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the three months ended March 31, 2014 and 2013, we made non-trade floor plan repayments of $780.5 million and $768.7 million, respectively. Included in the $780.5 million and $768.7 million of non-trade floor plan repayments was a $18.4 million and a $74.1 million increase in our floor plan offset account, respectively. During the three months ended March 31, 2013 we made non-trade floor plan repayments of $5.4 million related to the divestiture of one franchise (one dealership location).
During the three months ended March 31, 2013 we entered into one fixed rate mortgage note payable which was collateralized by the related real estate of that dealership location. The initial principal amount of the mortgage note payable was $12.5 million. We paid $0.1 million in debt issuance costs associated with this mortgage.
Repayments of borrowings totaled $2.3 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.
During the three months ended March 31, 2014, we repurchased a total of 181,728 shares of our common stock under our authorized repurchase program for a total of $9.4 million and 106,106 shares of our common stock for $5.3 million from employees in connection with a net share settlement feature of employee equity-based awards.
Stock Repurchase and Dividend Restrictions
Pursuant to the indenture governing our 8.375% Notes and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited to $94.6 million as of March 31, 2014, with an additional $10.0 million available to repurchase common stock only.
In December 2012, our Board of Directors authorized us to repurchase up to $50.0 million of the Company’s common stock from time to time. In January 2014, our Board of Directors authorized us to repurchase up to an additional $50.0 million of the Company's common stock. As of March 31, 2014, we had remaining authorization to purchase up to $60.6 million of our common stock.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 10 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $574.0 million of total variable interest rate debt (including floor plan notes payable) outstanding as of March 31, 2014, a 1% change in interest rates could result in a change of as much as $5.7 million to our annual other interest expense.
We received $6.1 million of floor plan assistance from certain automobile manufacturers during three months ended March 31, 2014. Floor plan assistance reduced cost of sales (including amounts classified as discontinued operations) for the three months ended March 31, 2014 by $6.4 million and reduced new vehicle inventory by $5.9 million and $6.2 million as of March 31, 2014 and December 31, 2013, respectively. Although we can provide no assurance as to the amount of future floor plan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floor plan assistance from certain automobile manufacturers.
Hedging Risk
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap was $74.3 million as of March 31, 2014 and is reducing over its remaining term to $38.7 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
We are also party to an interest rate swap agreement which had a notional principal amount of $18.1 million as of March 31, 2014. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the indenture governing our 8.375% Notes and the agreements governing our senior secured credit facilities, our ability to repurchase shares of our common stock and pay cash dividends is limited to $94.6 million as of March 31, 2014, with an additional $10.0 million available to repurchase common stock only.
In December 2012, our Board of Directors authorized us to repurchase up to $50.0 million of the Company’s common stock from time to time. In January 2014, our Board of Directors authorized us to repurchase up to an additional $50.0 million of the Company's common stock. As detailed in the table below, during the three months ended March 31, 2014, we repurchased a total of 181,728 shares of our common stock under our authorized repurchase program for a total of $9.4 million. As of March 31, 2014, we had remaining authorization to repurchase $60.6 million in shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
01/01/2014 - 01/31/2014	41,728	$50.97	41,728	$67.9
02/01/2014 - 02/28/2014	55,000	$48.74	55,000	$65.2
03/01/2014 - 03/31/2014	85,000	$53.85	85,000	$60.6

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1*
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2013)

10.2*
Separation Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated as of February 5, 2014 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2013)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date: April 24, 2014	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: April 24, 2014	By:	/s/ Keith R. Style
	Name:	Keith R. Style
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
10.1*
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of January 1, 2014 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2013)

10.2*
Separation Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated as of February 5, 2014 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2013)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contract or compensatory plan or arrangement.