Form 10-Q
period 2014-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2014-10-22
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 21, 2014 was 29,769,231.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11.1	$5.4
Contracts-in-transit	111.8	140.9
Accounts receivable (net of allowance of $1.2 and $1.0, respectively)	87.9	95.7
Inventories	784.6	767.7
Deferred income taxes	8.4	9.4
Assets held for sale	7.5	9.1
Other current assets	79.9	80.4
Total current assets	1,091.2	1,108.6
PROPERTY AND EQUIPMENT, net	700.1	651.5
GOODWILL	61.9	54.5
DEFERRED INCOME TAXES, net of current portion	11.8	13.1
OTHER LONG-TERM ASSETS	60.5	60.9
Total assets	$1,925.5	$1,888.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$71.3	$74.7
Floor plan notes payable—non-trade	485.8	534.8
Current maturities of long-term debt	13.5	11.1
Accounts payable and accrued liabilities	216.7	213.6
Total current liabilities	787.3	834.2
LONG-TERM DEBT	592.1	543.3
OTHER LONG-TERM LIABILITIES	22.2	20.5
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 40,300,007 and 40,095,557 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	520.5	510.5
Retained earnings	263.3	163.5
Treasury stock, at cost; 10,530,776 and 9,330,443 shares, respectively	(259.5)	(184.0)
Accumulated other comprehensive (loss) income	(0.8)	0.2
Total shareholders’ equity	523.9	490.6
Total liabilities and shareholders’ equity	$1,925.5	$1,888.6

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
New vehicle	$821.3	$759.9	$2,378.8	$2,167.9
Used vehicle	457.0	421.7	1,319.2	1,183.5
Parts and service	168.3	154.0	495.9	455.5
Finance and insurance, net	59.0	54.7	170.8	154.1
Total revenues	1,505.6	1,390.3	4,364.7	3,961.0
COST OF SALES:
New vehicle	772.1	713.4	2,232.4	2,035.6
Used vehicle	425.8	391.2	1,220.6	1,090.8
Parts and service	63.1	60.4	189.1	180.7
Total cost of sales	1,261.0	1,165.0	3,642.1	3,307.1
GROSS PROFIT	244.6	225.3	722.6	653.9
OPERATING EXPENSES:
Selling, general and administrative	171.5	159.2	500.5	460.8
Depreciation and amortization	6.7	6.2	19.4	18.0
Other operating expense, net	0.3	1.9	0.2	7.1
Income from operations	66.1	58.0	202.5	168.0
OTHER EXPENSES:
Floor plan interest expense	(3.0)	(2.9)	(9.3)	(9.1)
Other interest expense, net	(9.6)	(11.1)	(28.2)	(29.8)
Swap interest expense	(0.5)	(0.1)	(1.5)	(2.2)
Loss on extinguishment of long-term debt	—	(6.8)	—	(6.8)
Total other expenses, net	(13.1)	(20.9)	(39.0)	(47.9)
Income before income taxes	53.0	37.1	163.5	120.1
INCOME TAX EXPENSE	20.6	14.3	63.4	46.2
INCOME FROM CONTINUING OPERATIONS	32.4	22.8	100.1	73.9
DISCONTINUED OPERATIONS, net of tax	0.1	(0.1)	(0.3)	8.3
NET INCOME	$32.5	$22.7	$99.8	$82.2
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.09	$0.74	$3.31	$2.40
Discontinued operations	—	—	(0.01)	0.27
Net income	$1.09	$0.74	$3.30	$2.67
Diluted—
Continuing operations	$1.08	$0.73	$3.29	$2.38
Discontinued operations	—	—	(0.01)	0.26
Net income	$1.08	$0.73	$3.28	$2.64
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	29.8	30.7	30.2	30.8
Restricted stock	0.1	0.2	0.1	0.2
Performance share units	0.1	0.2	0.1	0.1
Diluted	30.0	31.1	30.4	31.1

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$32.5	$22.7	$99.8	$82.2
Other comprehensive income (loss) — net of tax:
Change in fair value of cash flow swaps	0.1	—	(1.7)	0.2
Amortization of terminated cash flow swaps	—	0.1	—	2.0
Income tax (expense) benefit associated with cash flow swaps	—	(0.1)	0.7	(0.9)
Comprehensive income	$32.6	$22.7	$98.8	$83.5

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$99.8	$82.2
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	19.4	18.0
Stock-based compensation	6.7	6.9
Deferred income taxes	3.1	7.1
Loss on extinguishment of debt	—	6.8
Loaner vehicle amortization	9.9	7.3
Excess tax benefit on share-based arrangements	(3.4)	(2.3)
Lease termination charges	0.1	5.5
Loss on disposal of fixed assets	1.0	2.3
Gain on sale of assets, net	—	(14.6)
Other adjustments, net	1.1	2.9
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	29.1	28.7
Accounts receivable	5.1	6.7
Proceeds from the sale of accounts receivable	2.5	10.9
Inventories	47.4	(28.5)
Other current assets	(62.7)	(65.1)
Floor plan notes payable—trade	(3.4)	8.3
Accounts payable and accrued liabilities	2.7	(10.9)
Proceeds from deferred compensation plan termination	—	7.8
Distribution of deferred compensation plan assets to participants	—	(7.8)
Other long-term assets and liabilities, net	0.2	2.8
Net cash provided by operating activities	158.6	75.0
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(43.9)	(29.4)
Capital expenditures—capitalized interest	(0.7)	(0.9)
Purchases of real estate	(11.5)	(10.7)
Purchases of previously leased real estate	(5.0)	(32.8)
Acquisitions	(21.9)	(61.8)
Proceeds from the sale of assets	—	33.9
Net cash used in investing activities	(83.0)	(101.7)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,564.6	2,344.6
Floor plan borrowings—non-trade acquisitions	6.5	11.3
Floor plan repayments—non-trade	(2,620.1)	(2,350.8)
Floor plan repayments—non-trade divestitures	—	(5.4)
Proceeds from borrowings	59.8	200.9
Repayments of borrowings	(7.9)	(150.4)
Payment of debt issuance costs	(0.7)	(6.0)
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(75.5)	(24.9)
Excess tax benefit on share-based arrangements	3.4	2.3
Proceeds from the exercise of stock options	—	0.2
Net cash (used in) provided by financing activities	(69.9)	21.8
Net increase (decrease) in cash and cash equivalents	5.7	(4.9)
CASH AND CASH EQUIVALENTS, beginning of period	5.4	6.2
CASH AND CASH EQUIVALENTS, end of period	$11.1	$1.3

See Note 9 for supplemental cash flow information
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 81 dealership locations (102 franchises) in 18 metropolitan markets within 10 states as of September 30, 2014. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of September 30, 2014, we offered 29 domestic and foreign brands of new vehicles. Our current new vehicle revenue brand mix consists of 48% mid-line import, 38% luxury, and 14% domestic brands. We also operate 24 collision repair centers that serve customers in our local markets.
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

In addition, we own and operate two stand-alone used vehicle stores under the “Q auto” brand name in Florida.
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
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Discontinued Operations
Certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets have been classified as Assets Held for Sale, and from time to time any associated liabilities may be reflected on the consolidated balance sheets as Liabilities Associated with Assets Held for Sale, with such classification beginning on the date that the assets and any associated liabilities were first considered held for sale.
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
Amounts in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 have been reclassified to reflect the results of franchises sold or closed subsequent to September 30, 2013 as if we had classified those franchises as discontinued operations for all periods presented.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business. Application of the standard, which is to be applied prospectively, is required for fiscal years beginning on or after December 15, 2014, and for interim periods within that year. We currently plan to adopt the standard in January 2015. Based on our initial assessment of the standard, we expect that any potential future disposals of our dealerships will not be reported as discontinued operations and that the results of operations of any such disposed dealerships, including revenues, costs and any gains or losses on disposal, will be classified as continuing operations within our Consolidated Statements of Income for all periods presented through the date of disposition. Our initial assessment is based on our current understanding of the standard and any potential future transactions will need to be evaluated, both individually and in the aggregate, to assess the impact of the standard.
In May 2014, the FASB issued their new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property and equipment. The new standard will become effective beginning with the first quarter of 2017 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

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
In June 2014, we acquired the assets of one franchise (one dealership location) in our existing market of Orlando, Florida for an aggregate purchase price of $17.3 million. We financed this acquisition with $11.3 million of cash and $6.0 million of floor plan borrowings for the purchase of the related new vehicle inventory.

Below is the allocation of purchase price for the acquisitions completed during the nine months ended September 30, 2014. The $8.6 million of goodwill and manufacturer franchise rights associated with our acquisitions will be deductible for federal and state income taxes ratably over a 15 year period.

As of September 30, 2014
(In millions)
Inventory	$7.3
Real estate	5.5
Property and equipment	0.5
Goodwill	7.3
Manufacturer franchise rights	1.3
Total purchase price	$21.9

4. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2014	December 31, 2013
	(In millions)
New vehicles	$611.7	$605.2
Used vehicles	130.4	121.8
Parts and accessories	42.5	40.7
Total inventories	$784.6	$767.7
The lower of cost or market reserves reduced total inventory cost by $5.8 million and $6.0 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, certain automobile manufacturer incentives reduced new vehicle inventory cost by $6.7 million and $7.4 million, respectively, and reduced new vehicle cost of sales from continuing operations for the nine months ended September 30, 2014 and September 30, 2013 by $22.5 million and $20.4 million, respectively.

5. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
Real estate not currently used in our operations that we are actively marketing to sell totaled $7.5 million and $9.1 million as of September 30, 2014 and December 31, 2013, respectively. There were no liabilities associated with our real estate assets held for sale as of September 30, 2014 or December 31, 2013.
A summary of assets held for sale is as follows:

	As of
	September 30, 2014	December 31, 2013
	(In millions)
Assets:
Property and equipment, net	$7.5	$9.1
Total assets	$7.5	$9.1

6. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	September 30, 2014	December 31, 2013
	(In millions)
8.375% Senior Subordinated Notes due 2020	$300.0	$300.0
Mortgage notes payable bearing interest at fixed and variable rates	221.2	166.5
Real estate credit agreement	72.4	75.0
Capital lease obligations	3.6	3.7
	597.2	545.2
Add: unamortized premium on 8.375% Senior Subordinated Notes due 2020	8.4	9.2
Long-term debt, including current portion	605.6	554.4
Less: current portion (a)	(13.5)	(11.1)
Long-term debt	$592.1	$543.3
______________________________

(a)	Includes $1.1 million of unamortized premium on our 8.375% Senior Subordinated Notes as of September 30, 2014 and December 31, 2013.

During the nine months ended September 30, 2014, we entered into seven fixed rate mortgage notes payable which are collateralized by the related real estate at seven of our owned dealership locations. The initial principal amount of the mortgage notes payable was $59.8 million. All seven mortgages were financed by a captive finance company affiliated with one of our manufacturing partners. In connection with our entrance into these mortgage notes payable, we paid approximately $0.7 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage notes payable.
Asbury Automotive Group, Inc. is a holding company with no independent assets or operations. For all periods presented, our 8.375% Senior Subordinated Notes due 2020 (the “8.375% Notes”) have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of September 30, 2014, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

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

	As of
	September 30, 2014	December 31, 2013
	(In millions)
Carrying Value:
8.375% Senior Subordinated Notes due 2020	$308.4	$309.2
Total carrying value	$308.4	$309.2

Fair Value:
8.375% Senior Subordinated Notes due 2020	$322.5	$336.8
Total fair value	$322.5	$336.8

In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap was $72.4 million as of September 30, 2014 and is reducing over its remaining term to $38.7 million at maturity.
We are also party to an interest rate swap agreement that had a notional principal amount of $17.5 million as of September 30, 2014. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity.
Both of our interest rate swaps qualify for cash flow hedge accounting treatment and do not, and will not, contain any ineffectiveness.
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income, including the impact on Accumulated Other Comprehensive Income ("AOCI") (in millions):

For the Three Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2014	Interest rate swaps	$(0.4)	Swap interest expense	$(0.5)	$—	$—	N/A
2013	Interest rate swaps	$(0.1)	Swap interest expense	$—	$(0.1)	$—	N/A

For the Nine Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2014	Interest rate swaps	$(3.2)	Swap interest expense	$(1.5)	$—	$—	N/A
2013	Interest rate swaps	$(0.1)	Swap interest expense	$(0.2)	$(2.0)	$—	N/A

 On the basis of yield curve conditions as of September 30, 2014 and including assumptions about future changes in fair value, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $1.8 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swap. Other than that assumption, all other inputs reflect Level 2 inputs.

Information about amounts reclassified out of AOCI	(In millions)
Accumulated other comprehensive income — December 31, 2013	$0.2
Change in fair value of cash flow swaps	(1.7)
Income tax impact associated with cash flow swaps	0.7
Accumulated other comprehensive loss — September 30, 2014	$(0.8)
Market Risk Disclosures as of September 30, 2014:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$72.4	1 month LIBOR	September 2023	$(1.2)
Interest Rate Swap*	$17.5	1 month LIBOR	October 2015	$(0.2)
____________________________
* The total fair value of our swaps is a $1.4 million net liability, of which $1.8 million is included in Accounts Payable and $0.4 million is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheet.
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

8. DISCONTINUED OPERATIONS AND DIVESTITURES
As of September 30, 2014, there were no franchises pending disposition. Operating expenses in the table below include rent and other expenses of idle facilities previously associated with businesses sold or closed prior to September 30, 2014.
The following tables provide further information regarding our discontinued operations as of September 30, 2014, and includes the results of businesses sold prior to September 30, 2014:

	For the Three Months Ended September 30,
	2014	2013
	(In millions)
Revenues	$—	$—
Cost of sales	—	—
Gross profit	—	—
Operating expenses	0.1	0.2
Impairment expenses	—	—
Loss from operations	(0.1)	(0.2)
Other income, net	0.2	—
Gain on disposition	—	—
Loss before income taxes	0.1	(0.2)
Income tax benefit	—	0.1
Discontinued operations, net of tax	$0.1	$(0.1)

	For the Nine Months Ended September 30,
	2014	2013
	(In millions, except franchise data)
Franchises:
Mid-line import	—	1
Total	—	1
Revenues	$—	$3.8
Cost of sales	—	3.4
Gross profit	—	0.4
Operating expenses	0.7	1.5
Loss from operations	(0.7)	(1.1)
Other income, net	0.2	—
Gain on disposition	—	14.6
(Loss) income before income taxes	(0.5)	13.5
Income tax benefit (expense)	0.2	(5.2)
Discontinued operations, net of tax	$(0.3)	$8.3

9. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2014 and 2013, we made interest payments, including amounts capitalized, totaling $31.7 million and $34.1 million, respectively. Included in these interest payments are $9.6 million and $8.6 million, of floor plan interest payments for the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014 and 2013, we made income tax payments, net of refunds received, totaling $48.7 million and $46.9 million, respectively.
During the nine months ended September 30, 2014 and 2013, we sold $2.6 million and $11.1 million, respectively, of trade receivables at a discount of $0.1 million and $0.2 million, respectively.
During the nine months ended September 30, 2014 and 2013, we transferred $56.9 million and $46.3 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.

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
We had $10.7 million of letters of credit outstanding as of September 30, 2014, which are required by certain of our insurance providers. In addition, as of September 30, 2014, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.

11. SUBSEQUENT EVENTS
In October 2014, we entered into a fixed rate mortgage note payable which was collateralized by the related real estate at one of our owned dealership locations. The total initial principal amount of the mortgage note payable was $13.4 million.
Subsequent to September 30, 2014, our floor plan facility with Ford terminated in accordance with its terms on the maturity date thereof. At that time, all amounts outstanding thereunder were repaid with an equivalent amount of additional borrowings under our senior secured new vehicle revolving floor plan facility.
In October 2014, our Board of Directors approved an additional increase in our stock repurchase authorization, bringing our ability to repurchase common stock up to a total of $200.0 million as of October 15, 2014.  Our board-approved authority to repurchase common stock has no stated expiration date and any associated repurchases may be completed in open market, or privately negotiated, transactions from time to time.  Any repurchases will be subject to applicable limitations in our debt or other financing agreements as may be in existence from time to time.
Pursuant to the indenture governing our 8.375% Notes (the “Indenture”) and the agreements governing our senior secured credit facilities (the “Credit Agreement”), our ability to repurchase shares of our common stock and pay cash dividends is limited by our required compliance with certain financial covenants and restrictions.  As of September 30, 2014, the financial covenants and restrictions contained in the Credit Agreement were more restrictive than those contained in the Indenture, and limited our ability to repurchase shares of our common stock and pay cash dividends to a total of $92.8 million.
In October 2014, we amended the Credit Agreement, effectively increasing our ability to repurchase shares of our common stock and pay cash dividends by approximately $83.6 million as of the amendment date.  After giving effect to the amendment, our calculated ability to repurchase shares of our common stock and pay cash dividends as of September 30, 2014 would have been $176.4 million.
Under the Indenture, as of September 30, 2014, our capacity to repurchase our common stock remains at $116.5 million. Accordingly, the limitations contained in the Indenture are now the most restrictive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Information
Certain of the discussions and information included in this report may constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position and our business strategy. Such statements can generally be identified by words such as “may,” “target,” “could,” “would,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee” and other similar words or phrases. Forward-looking statements may also relate to our expectations and assumptions with respect to, among other things:

•	our ability to execute our business strategy;

•	the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S.;

•	our ability to further improve our operating cash flows, and the availability of capital and liquidity;

•	our estimated future capital expenditures;

•	the duration of the economic recovery process and its impact on our revenues and expenses;

•	our parts and service revenue due to, among other things, improvements in manufacturing quality;

•	the variable nature of significant components of our cost structure;

•	our ability to limit our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers’ willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to leverage our common systems, infrastructure and processes in a cost-efficient manner;

•	our capital allocation strategy, including acquisitions and divestitures, stock repurchases and capital expenditures;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing, including at favorable rates;

•	the growth of mid-line import and luxury brands over the long-term;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our net income as a result of the foregoing and other factors.

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

•
our ability to generate sufficient cash flows, maintain our liquidity and obtain any necessary additional funds for working capital, capital expenditures, acquisitions, stock repurchases, debt maturity repayments and other corporate purposes, if necessary or desirable;

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

•	adverse results from litigation or other similar proceedings involving us;

•	our relationships with, and the financial stability of, our lenders and lessors;

•	our ability to execute our initiatives and other strategies;

•	high levels of competition in our industry, which may create pricing and margin pressures on our products and services;

•	our ability to renew, and enter into new, framework and dealer agreements with vehicle manufacturers whose brands we sell, on terms acceptable to us;

•	our ability to attract and to retain key personnel;

•	our ability to leverage gains from our dealership portfolio; and

•	any disruptions in the financial markets, which may impact our ability to access capital.

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

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 81 dealership locations (102 franchises) in 18 metropolitan markets within 10 states as of September 30, 2014. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of September 30, 2014, we offered 29 domestic and foreign brands of new vehicles. Our current new vehicle revenue brand mix consists of 48% mid-line, 38% luxury, and 14% domestic brands. We also operate 24 collision repair centers that serve customers in our local markets.
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
In addition, we own and operate two stand-alone used vehicle stores under the “Q auto” brand name in Florida.
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
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our new vehicle revenue brand mix, which included approximately 49% of revenue from mid-line import brands and 37% of revenue from luxury brands in the third quarter of 2014, is well positioned for growth over the long term.

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

The United States automotive retail market showed continued year-over-year improvement through the third quarter of 2014, with new vehicle SAAR increasing to 16.8 million during the third quarter of 2014 as compared to 15.7 million during the third quarter of 2013. We continued to benefit from improving economic conditions in 2014, which we attribute to continued increases in consumer confidence, the continued availability of credit at terms favorable to consumers resulting primarily from the current low interest rate environment, gradually improving unemployment levels, and the increasing age of the U.S. automotive fleet. We believe that the overall economic recovery will continue to be fragile, and may be subject to change based on consumer confidence, interest rates, unemployment levels and other macro-economic factors as the long-term prospects for, and the timing of, a return to a consistently strong economy continue to be difficult to predict.
As of September 30, 2014, we had total available liquidity of $376.6 million, which consisted of cash and cash equivalents of $11.1 million, $122.0 million of availability under our floor plan offset account, and borrowing availability of $164.3 million and $79.2 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2014	2013
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$821.3	$759.9	61.4	8%
Used vehicle	457.0	421.7	35.3	8%
Parts and service	168.3	154.0	14.3	9%
Finance and insurance, net	59.0	54.7	4.3	8%
Total revenues	1,505.6	1,390.3	115.3	8%
GROSS PROFIT:
New vehicle	49.2	46.5	2.7	6%
Used vehicle	31.2	30.5	0.7	2%
Parts and service	105.2	93.6	11.6	12%
Finance and insurance, net	59.0	54.7	4.3	8%
Total gross profit	244.6	225.3	19.3	9%
OPERATING EXPENSES:
Selling, general and administrative	171.5	159.2	12.3	8%
Depreciation and amortization	6.7	6.2	0.5	8%
Other operating expense, net	0.3	1.9	(1.6)	(84)%
Income from operations	66.1	58.0	8.1	14%
OTHER EXPENSES:
Floor plan interest expense	(3.0)	(2.9)	0.1	3%
Other interest expense, net	(9.6)	(11.1)	(1.5)	(14)%
Swap interest expense	(0.5)	(0.1)	0.4	400%
Loss on extinguishment of long-term debt	—	(6.8)	(6.8)	(100)%
Total other expense, net	(13.1)	(20.9)	(7.8)	(37)%
Income before income taxes	53.0	37.1	15.9	43%
INCOME TAX EXPENSE	20.6	14.3	6.3	44%
INCOME FROM CONTINUING OPERATIONS	32.4	22.8	9.6	42%
DISCONTINUED OPERATIONS, net of tax	0.1	(0.1)	0.2	200%
NET INCOME	$32.5	$22.7	$9.8	43%
Income from continuing operations per common share—Diluted	$1.08	$0.73	$0.35	48%
Net income per common share—Diluted	$1.08	$0.73	$0.35	48%

	For the Three Months Ended September 30,
	2014	2013
REVENUE MIX PERCENTAGES:
New vehicles	54.5%	54.7%
Used retail vehicles	26.6%	26.7%
Used vehicle wholesale	3.8%	3.6%
Parts and service	11.2%	11.1%
Finance and insurance, net	3.9%	3.9%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	20.1%	20.6%
Used retail vehicles	13.4%	14.1%
Used vehicle wholesale	(0.6)%	(0.5)%
Parts and service	43.0%	41.5%
Finance and insurance, net	24.1%	24.3%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	70.1%	70.7%
Net income and income from continuing operations increased by $9.8 million (43%) and $9.6 million (42%), respectively, during the third quarter of 2014 as compared to the third quarter of 2013. The increase in income from continuing operations was primarily driven by (i) a $19.3 million (9%) increase in gross profit, (ii) a prior year quarter loss of $6.8 million on the redemption of our 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”), (iii) prior year quarter real estate related charges of $2.1 million included in Other Operating Expense, net and (iv) a $1.5 million (14%) decrease in Other Interest Expense, net as a result of the redemption of our 7.625% Notes in the prior year quarter, all of which were partially offset by a $12.3 million (8%) increase in SG&A expenses.
Gross profit increased across all four of our business lines and was driven by (i) an $11.6 million (12%) increase in parts and service gross profit, (ii) a $4.3 million (8%) increase in F&I gross profit and (iii) a $2.7 million (6%) increase in new vehicle gross profit. Our total gross profit margin remained unchanged at 16.2% with a 170 basis point increase in our same store parts and service gross margin offset by a 30 basis point decrease in our same store used vehicle retail gross margin.
The $115.3 million (8%) increase in total revenue was primarily a result of (i) a $61.4 million (8%) increase in new vehicle revenue and (ii) a $35.3 million (8%) increase in used vehicle revenue.

New Vehicle—

	For the Three Months Ended September 30,		Increase	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$298.0	$282.8	$15.2	5%
Mid-line import	403.5	377.5	26.0	7%
Mid-line domestic	112.1	99.6	12.5	13%
Total new vehicle revenue—same store(1)	813.6	759.9	53.7	7%
New vehicle revenue—acquisitions and new stores	7.7	—
New vehicle revenue, as reported	$821.3	$759.9	$61.4	8%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$21.2	$20.6	$0.6	3%
Mid-line import	20.6	19.5	1.1	6%
Mid-line domestic	6.7	6.4	0.3	5%
Total new vehicle gross profit—same store(1)	48.5	46.5	2.0	4%
New vehicle gross profit—acquisitions and new stores	0.7	—
New vehicle gross profit, as reported	$49.2	$46.5	$2.7	6%

	For the Three Months Ended September 30,		Increase	% Change
	2014	2013
New vehicle units:
New vehicle retail units—same store(1)
Luxury	5,879	5,705	174	3%
Mid-line import	15,238	14,193	1,045	7%
Mid-line domestic	2,965	2,747	218	8%
Total new vehicle retail units—same store(1)	24,082	22,645	1,437	6%
Fleet vehicles	336	242	94	39%
Total new vehicle units—same store(1)	24,418	22,887	1,531	7%
New vehicle units—acquisitions and new stores	236	—
New vehicle units—actual	24,654	22,887	1,767	8%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2014	2013
Revenue per new vehicle sold—same store(1)	$33,320	$33,202	$118	—%
Gross profit per new vehicle sold—same store(1)	$1,986	$2,032	$(46)	(2)%
New vehicle gross margin—same store(1)	6.0%	6.1%	(0.1)%	(2)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $61.4 million (8%) increase in new vehicle revenue was primarily a result of a 7% increase in same store new vehicle unit sales, combined with $7.7 million derived from acquisitions. Same store revenues increased across each of our three brand categories, driven primarily by corresponding new vehicle unit sales increases.

Total new vehicle gross profit increased by $2.7 million (6%), largely driven by a $1.1 million (6%) increase in same store gross profit from our mid-line import brands and a $0.6 million (3%) increase in same store gross profit from our luxury brands. Our new vehicle gross profit also included $0.7 million derived from acquisitions. Our same store gross profit per new vehicle sold decreased by $46 (2%) overall, largely driven by slight margin declines in our mid-line import and mid-line domestic brands, coupled with a shift in our sales mix towards these brands, which have lower margins than our luxury brands. Our margins in the near future are expected to be primarily dependent upon market-based forces of supply and demand
Same store unit volumes for our mid-line domestic and mid-line import brands increased by 8% and 7% respectively, driving the overall 7% increase in same store new vehicle unit sales and reflecting (i) an increase in sales of new and redesigned models, (ii) the continued availability of credit at terms favorable to our customers and (iii) an improvement in the availability of new vehicle inventory from which to choose. New vehicle SAAR increased by 7% to 16.8 million for the third quarter of 2014 as compared to 15.7 million in the third quarter of 2013.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$391.0	$371.2	$19.8	5%
Used vehicle retail revenues—acquisitions and new stores	8.6	—
Total used vehicle retail revenues	399.6	371.2	28.4	8%

Used vehicle wholesale revenues—same store(1)	56.8	50.5	6.3	12%
Used vehicle wholesale revenues—acquisitions and new stores	0.6	—
Total used vehicle wholesale revenues	57.4	50.5	6.9	14%
Used vehicle revenue, as reported	$457.0	$421.7	$35.3	8%
Gross profit:
Used vehicle retail gross profit—same store(1)	$31.9	$31.6	$0.3	1%
Used vehicle retail gross profit—acquisitions and new stores	0.7	—
Total used vehicle retail gross profit	32.6	31.6	1.0	3%

Used vehicle wholesale gross profit—same store(1)	(1.2)	(1.1)	(0.1)	9%
Used vehicle wholesale gross profit—acquisitions and new stores	(0.2)	—
Total used vehicle wholesale gross profit	(1.4)	(1.1)	(0.3)	27%
Used vehicle gross profit, as reported	$31.2	$30.5	$0.7	2%
Used vehicle retail units:
Used vehicle retail units—same store(1)	19,178	18,715	463	2%
Used vehicle retail units—acquisitions and new stores	447	—
Used vehicle retail units—actual	19,625	18,715	910	5%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2014	2013
Revenue per used vehicle retailed—same store(1)	$20,388	$19,834	$554	3%
Gross profit per used vehicle retailed—same store(1)	$1,663	$1,688	$(25)	(1)%
Used vehicle retail gross margin—same store(1)	8.2%	8.5%	(0.3)%	(4)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $35.3 million (8%) increase in used vehicle revenue was primarily the result of (i) a 3% increase in same store revenue per used vehicle retailed, (ii) a 2% increase in same store used vehicle retail unit sales, (iii) $9.2 million derived from acquisitions and other new stores and (iv) a $6.3 million (12%)increase in same store used vehicle wholesale revenue. The 2% increase in same store used vehicle retail unit sales reflects the continued availability of credit at terms favorable to customers and the ongoing impact of our “Asbury 1-2-1” program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well. The $6.3 million increase in same store used vehicle wholesale revenue was primarily the result of reducing our days supply of inventory during the third quarter of 2014.
The $1.0 million (3%) increase in used vehicle retail gross profit was driven primarily by our acquisitions and other new stores and a 2% increase in same store unit volumes, partially offset by a 1% decrease in gross profit per vehicle used vehicle retailed. Our used vehicle retail margins in the third quarter of 2014 were impacted by (i) margin pressures created by the general increase in the supply of used vehicles as a result of customer trade-ins and vehicles coming off lease, (ii) a declining price environment pressured by an increase in manufacturer new vehicle incentives, (iii) our focus on selling more used vehicles as retail units instead of wholesale units and (iv) our reduction of inventory levels moving into the fall selling season.
Our used vehicle inventory had approximately 35 days of supply in our inventory as of September 30, 2014 as compared to 41 days of supply as of June 30, 2014.

Parts and Service—

	For the Three Months Ended September 30,		Increase	% Change
	2014	2013
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$167.6	$154.0	$13.6	9%
Parts and service revenues—acquisitions and new stores	0.7	—
Parts and service revenue, as reported	$168.3	$154.0	$14.3	9%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$58.2	$54.4	$3.8	7%
Reconditioning and preparation	27.2	23.0	4.2	18%
Warranty	14.2	11.4	2.8	25%
Wholesale parts	5.1	4.8	0.3	6%
Total parts and service gross profit—same store(1)	104.7	93.6	11.1	12%
Parts and service gross profit—acquisitions and new stores	0.5	—
Parts and service gross profit, as reported	$105.2	$93.6	$11.6	12%
Parts and service gross margin—same store(1)	62.5%	60.8%	1.7%	3%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $14.3 million (9%) increase in parts and service revenue was primarily due to (i) a $7.9 million (7%) increase in same store customer pay revenue, (ii) a $4.2 million (18%) increase in same store warranty revenue and (iii) $0.7 million derived from acquisitions and other new stores. The 170 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including an 18% increase in gross profit from reconditioning and preparation of vehicles, a 25% increase in gross profit from warranty work and a 7% increase in our customer pay parts and service gross profit. The $4.2 million increase in reconditioning and preparation gross profit was primarily driven by a 2% increase in our same store used vehicle retail unit sales and a 7% increase in our same store new vehicle unit sales. Gross profit associated with warranty work increased by 2.8 million (25%), partially due to certain manufacturer recalls that occurred during the third quarter of 2014, as well as increased units in operation resulting from the steady increase in new vehicle sales in the United States over the past few years.

We continue to focus on further increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our employee training and recruiting programs.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
Finance and insurance, net—same store(1)	$58.3	$54.7	$3.6	7%
Finance and insurance, net—acquisitions and new stores	0.7	—
Finance and insurance, net as reported	$59.0	$54.7	$4.3	8%
Finance and insurance, net per vehicle sold—same store(1)	$1,337	$1,315	$22	2%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $4.3 million (8%) during the third quarter of 2014 as compared to third quarter of 2013, primarily due to (i) a 5% increase in same store retail unit sales and (ii) $0.7 million derived from acquisitions and other new stores. We continue to focus on improving the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), as well as improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.

Selling, General and Administrative Expense—

	For the Three Months Ended September 30,					% of Gross Profit (Decrease) Increase
	2014	% of Gross Profit	2013	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$75.7	31.3%	$72.7	32.3%	$3.0	(1.0)%
Sales compensation	25.7	10.6%	24.5	10.9%	1.2	(0.3)%
Share-based compensation	2.4	1.0%	2.5	1.1%	(0.1)	(0.1)%
Outside services	18.3	7.6%	16.0	7.1%	2.3	0.5%
Advertising	8.0	3.3%	8.6	3.8%	(0.6)	(0.5)%
Rent	7.8	3.2%	8.1	3.6%	(0.3)	(0.4)%
Utilities	4.4	1.8%	4.1	1.8%	0.3	—%
Insurance	3.7	1.5%	2.7	1.2%	1.0	0.3%
Other	22.4	9.2%	20.0	8.9%	2.4	0.3%
Selling, general and administrative expense—same store(1)	168.4	69.5%	159.2	70.7%	9.2	(1.2)%
Acquisitions and new stores	3.1		—
Selling, general and administrative—actual	$171.5	70.1%	$159.2	70.7%	$12.3	(0.6)%
Gross profit—same store(1)	$242.2		$225.3
Gross profit—actual	$244.6		$225.3
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 69.5% for the third quarter of 2014 as compared to 70.7% for the third quarter of 2013. The 120 basis point decrease was primarily attributable to (i) a 100 basis point decrease in personnel costs as a result of further leveraging our fixed cost structure, (ii) a 50 basis point decrease in advertising expense and (iii) a 40 basis point decrease in rent expense primarily as a result of our recent purchases of certain previously leased real estate.
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
Depreciation and Amortization Expense —
The $0.5 million (8%) increase in depreciation and amortization expense during the third quarter of 2014 when compared to the third quarter of 2013 was primarily the result of (i) our purchase of certain previously leased real estate throughout 2013, (ii) additional fixed assets acquired in acquisitions and (iii) the completion of certain construction projects that resulted in newly depreciable assets placed into service during the past year.
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
Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments during the third quarter of 2014 and 2013 was $0.5 million and $0.1 million, respectively. The $0.4 million increase in swap interest expense during the third quarter of 2014 when compared to the third quarter 2013 is primarily the result of an interest rate swap entered into during the fourth quarter of 2013.
Income Tax Expense —
The $6.3 million (44%) increase in income tax expense was primarily a result of the $15.9 million (43%) increase in income before income taxes in the third quarter of 2014 compared to the third quarter of 2013. Our effective tax rate increased 40 basis points from 38.5% in 2013 to 38.9% in the 2014. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2014 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2014.
Discontinued Operations —
The $0.1 million, net of tax, net gain from discontinued operations for the third quarter of 2014 consists of $0.2 million in insurance recoveries offset by $0.1 million in rent and other expenses of idle facilities associated with franchises sold prior to September 30, 2014.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2014	2013
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$2,378.8	$2,167.9	$210.9	10%
Used vehicle	1,319.2	1,183.5	135.7	11%
Parts and service	495.9	455.5	40.4	9%
Finance and insurance, net	170.8	154.1	16.7	11%
Total revenues	4,364.7	3,961.0	403.7	10%
GROSS PROFIT:
New vehicle	146.4	132.3	14.1	11%
Used vehicle	98.6	92.7	5.9	6%
Parts and service	306.8	274.8	32.0	12%
Finance and insurance, net	170.8	154.1	16.7	11%
Total gross profit	722.6	653.9	68.7	11%
OPERATING EXPENSES:
Selling, general and administrative	500.5	460.8	39.7	9%
Depreciation and amortization	19.4	18.0	1.4	8%
Other operating expense, net	0.2	7.1	(6.9)	(97)%
Income from operations	202.5	168.0	34.5	21%
OTHER EXPENSES:
Floor plan interest expense	(9.3)	(9.1)	0.2	2%
Other interest expense, net	(28.2)	(29.8)	(1.6)	(5)%
Swap interest expense	(1.5)	(2.2)	(0.7)	(32)%
Loss on extinguishment of long-term debt	—	(6.8)	(6.8)	100%
Total other expense, net	(39.0)	(47.9)	(8.9)	(19)%
Income before income taxes	163.5	120.1	43.4	36%
INCOME TAX EXPENSE	63.4	46.2	17.2	37%
INCOME FROM CONTINUING OPERATIONS	100.1	73.9	26.2	35%
DISCONTINUED OPERATIONS, net of tax	(0.3)	8.3	(8.6)	(104)%
NET INCOME	$99.8	$82.2	$17.6	21%
Income from continuing operations per common share—Diluted	$3.29	$2.38	$0.91	38%
Net income per common share—Diluted	$3.28	$2.64	$0.64	24%

	For the Nine Months Ended September 30,
	2014	2013
REVENUE MIX PERCENTAGES:
New vehicles	54.5%	54.7%
Used retail vehicles	26.6%	26.3%
Used vehicle wholesale	3.6%	3.6%
Parts and service	11.4%	11.5%
Finance and insurance, net	3.9%	3.9%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	20.3%	20.2%
Used retail vehicles	13.7%	14.3%
Used vehicle wholesale	(0.1)%	(0.1)%
Parts and service	42.5%	42.0%
Finance and insurance, net	23.6%	23.6%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.3%	70.5%
Income from continuing operations increased by $26.2 million (35%) during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in income from continuing operations was primarily driven by a $68.7 million (11%) increase in gross profit, which was partially offset by a $39.7 million (9%) increase in SG&A expenses and a $17.2 million (37%) increase in income tax expense. Net income increased by $17.6 million (21%) during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Net income and income from continuing operations for the nine months ended September 30, 2013 were reduced by $4.5 million, net of tax, due to real estate related charges. On a pre-tax basis, these charges totaled $7.3 million and are included in Other Operating Expense, net. Net income for the nine months ended September 30, 2013 was positively impacted by the sale of one franchise (one dealership location), which resulted in an $8.9 million net-of-tax gain, which is included in discontinued operations, net.
Gross profit increased across all four of our business lines and was driven by (i) a $32.0 million (12%) increase in parts and service gross profit, (ii) a $16.7 million (11%) increase in F&I gross profit and (iii) a $14.1 million (11%) increase in new vehicle gross profit. Our total gross profit margin was 16.6% and 16.5% for the nine months ended September 30, 2014 and 2013, respectively.
The $403.7 million (10%) increase in total revenue was primarily a result of (i) a $210.9 million (10%) increase in new vehicle revenue and (ii) a $135.7 million (11%) increase in used vehicle revenue.

New Vehicle—

	For the Nine Months Ended September 30,		Increase	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$873.4	$783.5	$89.9	11%
Mid-line import	1,119.5	1,079.8	39.7	4%
Mid-line domestic	337.2	304.6	32.6	11%
Total new vehicle revenue—same store(1)	2,330.1	2,167.9	162.2	7%
New vehicle revenue—acquisitions and new stores	48.7	—
New vehicle revenue, as reported	$2,378.8	$2,167.9	$210.9	10%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$63.2	$56.3	$6.9	12%
Mid-line import	59.5	56.2	3.3	6%
Mid-line domestic	20.9	19.8	1.1	6%
Total new vehicle gross profit—same store(1)	143.6	132.3	11.3	9%
New vehicle gross profit—acquisitions and new stores	2.8	—
New vehicle gross profit, as reported	$146.4	$132.3	$14.1	11%

	For the Nine Months Ended September 30,		Increase	% Change
	2014	2013
New vehicle units:
New vehicle retail units—same store(1)
Luxury	17,143	15,633	1,510	10%
Mid-line import	42,168	40,401	1,767	4%
Mid-line domestic	8,692	8,415	277	3%
Total new vehicle retail units—same store(1)	68,003	64,449	3,554	6%
Fleet vehicles	1,535	924	611	66%
Total new vehicle units—same store(1)	69,538	65,373	4,165	6%
New vehicle units—acquisitions and new stores	1,809	—
New vehicle units—actual	71,347	65,373	5,974	9%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase	% Change
	2014	2013
Revenue per new vehicle sold—same store(1)	$33,508	$33,162	$346	1%
Gross profit per new vehicle sold—same store(1)	$2,065	$2,024	$41	2%
New vehicle gross margin—same store(1)	6.2%	6.1%	0.1%	2%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $210.9 million (10%) increase in new vehicle revenue was primarily a result of a 6% increase in same store new vehicle unit sales, combined with a 1% increase in same store revenue per new vehicle sold and $48.7 million derived from acquisitions. Same store unit volumes for our higher-priced luxury brands increased 10%, driving the overall 6% increase in same store new vehicle unit sales and reflecting (i) an increase in new and redesigned models offered by luxury manufacturers,

(ii) the continued availability of credit at terms favorable to our customers and (iii) an improvement in the availability of new vehicle inventory from which to choose. New vehicle SAAR increased by 6% to 16.4 million for the nine months ended September 30, 2014 as compared to 15.5 million for the nine months ended September 30, 2013.
Total new vehicle gross profit increased by $14.1 million (11%), largely driven by a $6.9 million (12%) increase in gross profit from our luxury brands and a $3.3 million (6%) increase in our mid-line import brands. In addition, our new vehicle gross profit also benefited from $2.8 million derived from acquisitions. Our same store gross profit per new vehicle sold increased by $41 (2%) overall, primarily driven by our luxury and mid-line import brands.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$1,129.1	$1,040.7	$88.4	8%
Used vehicle retail revenues—acquisitions and new stores	30.8	—
Total used vehicle retail revenues	1,159.9	1,040.7	119.2	11%

Used vehicle wholesale revenues—same store(1)	156.3	142.8	13.5	9%
Used vehicle wholesale revenues—acquisitions and new stores	3.0	—
Total used vehicle wholesale revenues	159.3	142.8	16.5	12%
Used vehicle revenue, as reported	$1,319.2	$1,183.5	$135.7	11%
Gross profit:
Used vehicle retail gross profit—same store(1)	$97.1	$93.6	$3.5	4%
Used vehicle retail gross profit—acquisitions and new stores	2.4	—
Total used vehicle retail gross profit	99.5	93.6	5.9	6%

Used vehicle wholesale gross profit—same store(1)	(0.7)	(0.9)	0.2	22%
Used vehicle wholesale gross profit—acquisitions and new stores	(0.2)	—
Total used vehicle wholesale gross profit	(0.9)	(0.9)	—	—%
Used vehicle gross profit, as reported	$98.6	$92.7	$5.9	6%
Used vehicle retail units:
Used vehicle retail units—same store(1)	55,315	52,761	2,554	5%
Used vehicle retail units—acquisitions and new stores	1,653	—
Used vehicle retail units—actual	56,968	52,761	4,207	8%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2014	2013
Revenue per used vehicle retailed—same store(1)	$20,412	$19,725	$687	3%
Gross profit per used vehicle retailed—same store(1)	$1,755	$1,774	$(19)	(1)%
Used vehicle retail gross margin—same store(1)	8.6%	9.0%	(0.4)%	(4)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $135.7 million (11%) increase in used vehicle revenue was primarily the result of a 5% increase in same store used vehicle retail unit sales and a 3% increase in same store revenue per used vehicle retailed, as well as $30.8 million in used vehicle retail revenue derived from acquisitions and other new stores. Additionally, total Company used vehicle wholesale revenue increased by $16.5 million (12%). The 5% increase in same store used vehicle retail unit sales reflects increased consumer demand, the continued availability of credit at terms favorable to customers and the ongoing impact of our “Asbury 1-2-1” program.
The $5.9 million (6%) increase in used vehicle retail gross profit was driven by an 8% increase in used vehicle retail units, partially offset by a 40 basis point decrease in our same store used vehicle retail gross margin. Our used vehicle retail margins for the nine months ended September 30, 2014 were negatively impacted by margin pressures created by the general increase in the supply of used vehicles as a result of customer trade-ins and vehicles coming off lease, as well as our focus on selling more used vehicles as retail units instead of wholesale units.

Parts and Service—

	For the Nine Months Ended September 30,		Increase	% Change
	2014	2013
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$489.2	$455.5	$33.7	7%
Parts and service revenues—acquisitions and new stores	6.7	—
Parts and service revenue, as reported	$495.9	$455.5	$40.4	9%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$171.7	$161.4	$10.3	6%
Reconditioning and preparation	74.9	63.9	11.0	17%
Warranty	40.5	34.9	5.6	16%
Wholesale parts	15.3	14.6	0.7	5%
Total parts and service gross profit—same store(1)	302.4	274.8	27.6	10%
Parts and service gross profit—acquisitions and new stores	4.4	—
Parts and service gross profit, as reported	$306.8	$274.8	$32.0	12%
Parts and service gross margin—same store(1)	61.8%	60.3%	1.5%	2%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $40.4 million (9%) increase in parts and service revenue was primarily due to (i) a $22.6 million (7%) increase in same store customer pay revenue, (ii) an $8.3 million (12%) increase in same store warranty revenue and (iii) $6.7 million derived from acquisitions and other new stores. The 150 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including a 16% increase in gross profit from warranty work, a 17% increase in reconditioning and preparation gross profit and a 6% increase in our customer pay parts and service gross profit. The $11.0 million increase in reconditioning and preparation gross profit was primarily driven by a 5% increase in our same store used vehicle retail unit sales and a 6% increase in our same store new vehicle unit sales for the nine months ended September 30, 2014. Gross profit associated with warranty work increased by 5.6 million (16%), partially due to certain manufacturer recalls that occurred during 2014, as well as increased units in operation.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
Finance and insurance, net—same store(1)	$164.6	$154.1	$10.5	7%
Finance and insurance, net—acquisitions and new stores	6.2	—
Finance and insurance, net as reported	$170.8	$154.1	$16.7	11%
Finance and insurance, net per vehicle sold—same store(1)	$1,318	$1,304	$14	1%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $16.7 million (11%) during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to (i) a 5% increase in same store retail unit sales and (ii) $6.2 million derived from acquisitions and other new stores.
Selling, General and Administrative Expense—

	For the Nine Months Ended September 30,					% of Gross Profit (Decrease) Increase
	2014	% of Gross Profit	2013	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$225.6	31.9%	$212.3	32.5%	$13.3	(0.6)%
Sales compensation	73.5	10.4%	71.1	10.9%	2.4	(0.5)%
Share-based compensation	6.7	0.9%	6.9	1.1%	(0.2)	(0.2)%
Outside services	51.5	7.3%	45.4	6.9%	6.1	0.4%
Advertising	23.6	3.3%	23.8	3.6%	(0.2)	(0.3)%
Rent	23.1	3.3%	25.2	3.9%	(2.1)	(0.6)%
Utilities	11.7	1.7%	10.7	1.6%	1.0	0.1%
Insurance	8.5	1.2%	7.6	1.2%	0.9	—%
Other	63.5	9.0%	57.8	8.8%	5.7	0.2%
Selling, general and administrative expense—same store(1)	487.7	69.0%	460.8	70.5%	26.9	(1.5)%
Acquisitions and new stores	12.8		—
Selling, general and administrative—actual	$500.5	69.3%	$460.8	70.5%	$39.7	(1.2)%
Gross profit—same store(1)	$707.0		$653.9
Gross profit—actual	$722.6		$653.9
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 69.0% for the nine months ended September 30, 2014 as compared to 70.5% for the nine months ended September 30, 2013. The 150 basis point decrease was primarily attributable to a a 60 basis points decrease in personnel costs, a 50 basis point decrease in sales compensation, and a 60 basis point decrease in rent expense primarily as a result of our purchase of certain previously leased real estate during 2013.
Depreciation and Amortization Expense —
The $1.4 million (8%) increase in depreciation and amortization expense during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013 was primarily the result of (i) recent purchases of certain previously leased real estate, (ii) additional fixed assets acquired in acquisitions, and (iii) the completion of certain construction projects that resulted in newly depreciable assets placed into service during the past year.
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
Swap Interest Expense —
The pre-tax impact on earnings related to our various derivative financial instruments during the nine months ended September 30, 2014 and 2013 was $1.5 million and $2.2 million, respectively. The $0.7 million decrease in swap interest expense during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013 is primarily the result of a $2.0 million decrease in amortization expense of a previously terminated swap, partially offset by approximately $1.3 million of additional swap expense as a result of an interest rate swap entered into during the fourth quarter of 2013.
Income Tax Expense —
The $17.2 million (37%) increase in income tax expense was primarily a result of the $43.4 million (36%) increase in income before income taxes during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. Our effective tax rate increased from 38.5% for the 2013 period to 38.8% in the 2014 period.
Discontinued Operations —
The $0.3 million, net of tax, net loss from discontinued operations for the nine months ended September 30, 2014 consists of rent and other expenses of idle facilities partially offset by $0.2 million in insurance proceeds.
During the nine months ended September 30, 2013, we sold one franchise (one dealership location) that was classified as discontinued operations. The $8.3 million, net of tax, net gain from discontinued operations includes an $8.9 million, net of tax, gain on the sale of one franchise (one dealership location), which was partially offset by $0.6 million, net of tax, of net operating losses of franchises sold prior to September 30, 2014, including rent and other expenses of idle facilities.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2014, we had total available liquidity of $376.6 million, which consisted of cash and cash equivalents of $11.1 million, $122.0 million of availability under our floor plan offset account, and borrowing availability of $164.3 million and $79.2 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of September 30, 2014, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our revolving credit facilities, our floor plan facilities and our mortgage financings, (iv) amounts in our new vehicle floor plan notes payable offset account and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
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

•
Revolving credit facility — a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of September 30, 2014, we had $10.7 million in outstanding letters of credit, resulting in $164.3 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of September 30, 2014.

•
New inventory floor plan facilities — an $825.0 million senior secured new vehicle revolving floor plan facility. In connection with the new vehicle floor plan facility, we established an account with Bank of America, N.A. (“Bank of America”) that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in floor plan interest expense on our Condensed Consolidated Statements of Income. As of September 30, 2014, we had $122.0 million in this floor plan offset account. As of September 30, 2014, we also had a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations. As of September 30, 2014, we had $485.8 million, net, outstanding under our senior secured new vehicle revolving floor plan facility and $71.3 million outstanding under our floor plan facility with Ford. Subsequent to September 30, 2014, our floor plan facility with Ford terminated in accordance with its terms on the maturity date thereof. At that time, all amounts outstanding thereunder were repaid with an equivalent amount of additional borrowings under our senior secured new vehicle revolving floor plan facility.

•
Used vehicle floor plan facility — a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. As of September 30, 2014, we had $2.0 million outstanding under our used vehicle revolving floor plan facility, which was drawn for general corporate purposes, and $79.2 million of remaining borrowing availability under our used vehicle revolving floor plan facility.

•
Real estate credit agreement — a real estate term loan credit agreement with an initial principal value of $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of September 30, 2014, we had $72.4 million of outstanding principal under the real estate credit agreement.

•
Mortgage notes — as of September 30, 2014, we had $221.2 million of mortgage note obligations (excluding amounts outstanding under our real estate credit agreement). These obligations are collateralized by the related real estate at our applicable owned dealership locations.

•
8.375% Senior Subordinated Notes due 2020 (“8.375% Notes”) — as of September 30, 2014, we had $300.0 million in aggregate principal amount of our 8.375% Notes outstanding. We are required to pay interest on the 8.375% Notes on May 15 and November 15 of each year until their maturity on November 15, 2020.

Under the terms of the senior secured credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floor plan indebtedness, (ii) certain refinancings, refunds, renewals or extensions of existing indebtedness, and (iii) other customary permitted indebtedness.
Mortgage Financing
During the nine months ended September 30, 2014, we entered into seven fixed rate mortgage notes payable with one of our manufacturer's captive finance companies which are collateralized by the related real estate at three of our owned dealership locations. The initial principal amount of the mortgage notes payable was $59.8 million. In connection with our entrance into these mortgage notes payable, we paid approximately $0.7 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage notes payable.
Covenants
We are subject to a number of covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2014.

Subordinated Note Repurchases
Our board of directors has authorized us, from time to time, to repurchase various of our 8.375% Notes in open market purchases or privately negotiated transactions. The decision to repurchase our 8.375% Notes is dependent upon prevailing market conditions, our liquidity position, applicable limitations in any agreements to which we are a party, and other factors. Currently, the credit agreement governing our senior secured credit facilities allows us to purchase at least $50.0 million of our debt securities per calendar year, subject to increase based on availability under our senior secured credit facilities. During the nine months ended September 30, 2014, we did not repurchase any of our 8.375% Notes.
Share Repurchases
During the three and nine months ended September 30, 2014, we repurchased a total of 573,311 and 1,076,559 shares, respectively, of our common stock under our authorized repurchase program for a total of $39.8 million and $69.2 million. As of September 30, 2014, we had remaining authorization to repurchase $63.7 million in shares of our common stock. In October 2014, our Board of Directors approved an increase of our then-existing repurchase authorization to a new total of $200.0 million as of October 15, 2014.  Our board-approved authority to repurchase common stock has no stated expiration date and any associated repurchases may be completed in open market, or privately negotiated, transactions from time to time.  Any repurchases will be subject to applicable limitations in our debt or other financing agreements as may be in existence from time to time.
During the three and nine months ended September 30, 2014 , we also repurchased 1,254 and 123,774 shares, respectively of our common stock for $0.1 million and $6.3 million from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Nine Months Ended September 30,
	2014	2013
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$158.6	$75.0
New vehicle floor plan repayments - non-trade, net	(55.5)	(6.2)
Cash provided by operating activities, as adjusted	$103.1	$68.8

Operating Activities—
Net cash provided by operating activities totaled $158.6 million and $75.0 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by operating activities, as adjusted, totaled $103.1 million and $68.8 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $34.3 million increase in our net cash provided by operating activities, as adjusted, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily the result of the following:

•
$14.9 million related to a decrease in inventory, net of floor plan notes payable, primarily as a result of a $54.5 million increase in our floor plan offset account during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013;

•	the $15.6 million increase in net income adjusted for non-cash items; and

•	$13.6 million related to a net increase in accounts payable and accrued expenses.
The increase in our cash provided by operating activities, as adjusted, was partially offset by a $9.6 million decrease related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Investing Activities—
Net cash used in investing activities totaled $83.0 million and $101.7 million for the nine months ended September 30, 2014 and 2013, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding acquisitions, the purchase of real estate, lease buyouts and capitalized interest, were $43.9 million and $29.4 million for the nine months ended September 30, 2014 and 2013, respectively.
During the nine months ended September 30, 2014, we acquired one franchise in Greenville, South Carolina and one dealership in Orlando, Florida for an aggregate purchase price of $21.9 million. In addition, we purchased two previously leased facilities for an aggregate $5.0 million and three separate real estate properties for an aggregate $11.5 million.
Proceeds from the sale of assets totaled $33.9 million for the nine months ended September 30, 2013. Included in proceeds from the sale of assets was $7.5 million associated with the sale of inventory in connection with the sale of one franchise (one dealership location).
We expect that capital expenditures during 2014 will include approximately $55.0 million to upgrade our existing facilities, expand our service capacity and invest in technology and equipment. In addition to investing in our core business, we anticipate additional capital investment in our recently announced plans to open three stand-alone used vehicle stores branded as “Q auto” which could total as much as $25.0 million during 2014. Capital investment in Q auto in 2014 will include construction of store locations we have opened or intend to open during 2014 and may include the acquisition of land and building assets for future Q auto stores.
As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $69.9 million for the nine months ended September 30, 2014. Net cash provided by financing activities totaled $21.8 million for the nine months ended September 30, 2013.
During the nine months ended September 30, 2014 and 2013, we had non-trade floor plan borrowings of $2.56 billion and $2.34 billion, respectively. In addition, during nine months ended September 30, 2014 we had non-trade floor plan borrowings of $6.5 million related to our acquisitions of one franchise and one dealership. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the nine months ended September 30, 2014 and 2013, we made non-trade floor plan repayments of $2.62 billion and $2.35 billion, respectively. Included in the $2.62 billion and $2.35 billion of non-trade floor plan repayments was a $77.7 million and a $23.2 million increase in our floor plan offset account, respectively.
During the nine months ended September 30, 2013 we made non-trade floor plan repayments of $5.4 million related to the divestiture of one franchise (one dealership location).
Proceeds from borrowings totaled $59.8 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we entered into seven fixed rate mortgage notes payable which were collateralized by the related real estate at seven of our owned dealership locations. The total initial principal amount of the mortgage notes payable was $59.8 million. We paid a total of $0.7 million in debt issuance costs associated with these borrowings.
Proceeds from borrowings totaled $200.9 million for the nine months ended September 30, 2013 and consisted of (i) $109.7 million of gross proceeds associated with our previously disclosed June 2013 Offering (prior to deducting the initial purchasers' discounts and expenses), (ii) $57.3 million under our real estate credit agreement and (iii) three fixed rate mortgage notes payable with an aggregate initial principal amount of $33.9 million. We paid a total of $6.0 million in debt issuance costs associated with these borrowings and our previously disclosed Credit Agreement.
Repayments of borrowings totaled $7.9 million and $150.4 million for the nine months ended September 30, 2014 and 2013, respectively.  Included in repayments for the nine months ended September 30, 2013 is $143.2 million related to the previously disclosed redemption of our outstanding 7.625% Notes, which were redeemed in September 2013.
During the nine months ended September 30, 2014, we repurchased a total of 1,076,559 shares of our common stock under our authorized repurchase program for a total of $69.2 million and 123,774 shares of our common stock for $6.3 million from employees in connection with a net share settlement feature of employee equity-based awards.
Stock Repurchase and Dividend Restrictions
In July 2014, our Board of Directors approved an increase in our then-existing stock repurchase authorization to provide for repurchases of up to a total of $100.0 million of the Company's common stock.  As of September 30, 2014, we had remaining authorization to repurchase $63.7 million in shares of our common stock.  In October 2014, our Board of Directors approved an additional increase in our stock repurchase authorization, bringing our ability to repurchase common stock up to a total of $200.0 million as of October 15, 2014.  Our board-approved authority to repurchase common stock has no stated expiration date and any associated repurchases may be completed in open market, or privately negotiated, transactions from time to time.  Any repurchases will be subject to applicable limitations in our debt or other financing agreements as may be in existence from time to time.
Pursuant to the indenture governing our 8.375% Notes (the “Indenture”) and the agreements governing our senior secured credit facilities (the “Credit Agreement”), our ability to repurchase shares of our common stock and pay cash dividends is limited by our required compliance with certain financial covenants and restrictions.  As of September 30, 2014, the financial covenants and restrictions contained in the Credit Agreement were more restrictive than those contained in the Indenture, and limited our ability to repurchase shares of our common stock and pay cash dividends to a total of $92.8 million.

In October 2014, we amended the Credit Agreement, effectively increasing our ability to repurchase shares of our common stock and pay cash dividends by approximately $83.6 million as of the amendment date.  After giving effect to the amendment, our calculated ability to repurchase shares of our common stock and pay cash dividends as of September 30, 2014 would have been $176.4 million.
Under the Indenture, as of September 30, 2014, our capacity to repurchase our common stock remains at $116.5 million. Accordingly, the limitations contained in the Indenture are now the most restrictive. The limitations under the Credit Agreement and Indenture are subject to a number of adjustments which generally provide for an increase in our stock repurchase capacity of 50% of our net income (as defined in the Credit Agreement and Indenture) per quarter (in the case of the Indenture, reductions for net losses) and a decrease by the amount of share repurchases made and dividends paid on a quarterly basis.  These limitations also are subject to a number of other adjustments as set forth in the Credit Agreement and the Indenture, each of which we filed with the Securities and Exchange Commission.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 10 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $557.1 million of total variable interest rate debt (including floor plan notes payable) outstanding as of September 30, 2014, a 1% change in interest rates could result in a change of as much as $5.6 million to our annual floor plan interest expense.
We received $19.8 million of floor plan assistance from certain automobile manufacturers during nine months ended September 30, 2014. Floor plan assistance reduced cost of sales (including amounts classified as discontinued operations) for the nine months ended September 30, 2014 by $20.5 million and reduced new vehicle inventory by $5.5 million and $6.2 million as of September 30, 2014 and December 31, 2013, respectively. Although we can provide no assurance as to the amount of future floor plan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floor plan assistance from certain automobile manufacturers.
Hedging Risk
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap was $72.4 million as of September 30, 2014 and is reducing over its remaining term to $38.7 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
We are also party to an interest rate swap agreement which had a notional principal amount of $17.5 million as of September 30, 2014. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 2014, our Board of Directors approved an increase in our then-existing stock repurchase authorization to provide for repurchases of up to a total of $100.0 million of the Company's common stock.  During the three months ended September 30, 2014 we repurchased a total of 573,311 shares of our common stock under our authorized repurchase program for a total of $39.8 million. As of September 30, 2014, we had remaining authorization to repurchase $63.7 million in shares of our common stock.  In October 2014, our Board of Directors approved an additional increase in our stock repurchase authorization, bringing our ability to repurchase common stock up to a total of $200.0 million as of October 15, 2014.  Our board-approved authority to repurchase common stock has no stated expiration date and any associated repurchases may be completed in open market, or privately negotiated, transactions from time to time.  Any repurchases will be subject to applicable limitations in our debt or other financing agreements as may be in existence from time to time.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
07/01/2014 - 07/31/2014	142,000	$70.77	142,000	$93.4
08/01/2014 - 08/31/2014	297,000	$68.92	297,000	$72.9
09/01/2014 - 09/30/2014	134,311	$69.09	134,311	$63.7

Pursuant to the Indenture and the Credit Agreement, our ability to repurchase shares of our common stock and pay cash dividends is limited by our required compliance with certain financial covenants and restrictions.  As of September 30, 2014, the financial covenants and restrictions contained in the Credit Agreement were more restrictive than those contained in the Indenture, and limited our ability to repurchase shares of our common stock and pay cash dividends to a total of $92.8 million.
In October 2014, we amended the Credit Agreement, effectively increasing our ability to repurchase shares of our common stock and pay cash dividends by approximately $83.6 million as of the amendment date.  After giving effect to the amendment, our calculated ability to repurchase shares of our common stock and pay cash dividends as of September 30, 2014 would have been $176.4 million.
Under the Indenture, as of September 30, 2014, our capacity to repurchase our common stock remains at $116.5 million. Accordingly, the limitations contained in the Indenture are now the most restrictive. The limitations under the Credit Agreement and Indenture are subject to a number of adjustments which generally provide for an increase in our stock repurchase capacity of 50% of our net income (as defined in the Credit Agreement and Indenture) per quarter (in the case of the Indenture, reductions for net losses) and a decrease by the amount of share repurchases made and dividends paid on a quarterly basis.  These limitations also are subject to a number of other adjustments as set forth in the Credit Agreement and the Indenture, each of which we filed with the Securities and Exchange Commission.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
4.1	Sixth Supplemental Indenture, dated as of July 23, 2014, by and among the Company, each of the guarantors signatory thereto and The Bank of New York Mellon, as Trustee
10.1
Amendment No. 2 to Credit Agreement dated as of October 16, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

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

Asbury Automotive Group, Inc.

Date: October 22, 2014	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: October 22, 2014	By:	/s/ Keith R. Style
	Name:	Keith R. Style
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
4.1	Sixth Supplemental Indenture, dated as of July 23, 2014, by and among the Company, each of the guarantors signatory thereto and The Bank of New York Mellon, as Trustee
10.1
Amendment No. 2 to Credit Agreement dated as of October 16, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

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