Form 10-K
period 2014-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2015-02-24
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant’s common stock as of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was $2,059.2 million (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 20, 2015 was 27,541,122.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2014

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

•
our ability to generate sufficient cash flows, maintain our liquidity and obtain any necessary additional funds for working capital, capital expenditures, acquisitions, stock repurchases, debt maturity payments and other corporate purposes, if necessary or desirable;

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

Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our web site at http://www.asburyauto.com as soon as practical after such reports are filed with the Securities and Exchange Commission (the “Commission”). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2014 Annual Meeting of Stockholders, when filed, will also be available on our web site, and at the URL stated in such proxy statement. We also make available on our web site copies of our certificate of incorporation, bylaws and other materials that outline our corporate governance policies and practices, including:

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

Item 1. Business
We are one of the largest automotive retailers in the United States, operating 104 franchises (83 dealership locations) as of December 31, 2014. We offer an extensive range of automotive products and services, including:

•	new and used vehicles;

•	vehicle maintenance;

•	replacement parts and collision repair services;

•	new and used vehicle financing; and

•	aftermarket products such as insurance, warranty and service contracts.
Asbury Automotive Group, Inc. was incorporated in the State of Delaware on February 15, 2002, and our stock is listed on the New York Stock Exchange under the ticker symbol “ABG.”
General Description of Our Operations
As of December 31, 2014, we operated dealerships in 18 metropolitan markets throughout the United States. We have developed our dealership portfolio through the acquisition of large, locally-branded dealership groups operating throughout the United States. We have complemented these large dealership group acquisitions with the purchase of numerous single point dealerships and smaller dealership groups in and surrounding our then-existing market areas. Our retail network is made of up dealerships operating primarily under eight locally-branded dealership groups. The following chart gives a detailed breakdown of our markets, brand names and franchises as of December 31, 2014:

Brand Names	Markets	Franchises

Nalley Automotive Group	Atlanta, GA	Acura, Audi, Bentley, BMW, Ford, Honda, Hyundai, Infiniti(a), Kia, Lexus(a), Nissan, Toyota(a), Volkswagen

Courtesy Autogroup	Tampa, FL	Chrysler, Dodge, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Toyota, smart, Sprinter

Coggin Automotive Group	Jacksonville, FL	Honda(a), Nissan(a), Toyota, Chevrolet, Buick, GMC
	Orlando, FL	Ford, Honda(a), Hyundai, Lincoln
	Fort Pierce, FL	Acura, BMW, Honda, Mercedes-Benz

Crown Automotive Company	Princeton, NJ	BMW, MINI
	Greensboro, NC	Acura, BMW, Chrysler, Dodge, Honda, Jeep, Nissan, Volvo
	Durham, NC	Honda
	Fayetteville, NC	Dodge, Ford
	Richmond, VA	Acura, BMW(a), MINI
	Charlottesville, VA	BMW
	Greenville, SC	Jaguar, Land Rover, Lexus, Nissan, Porsche, Toyota, Volvo

David McDavid Auto Group	Dallas/Fort Worth, TX	Acura, Ford, Honda(a), Lincoln
	Houston, TX	Nissan
	Austin, TX	Acura

North Point Auto Group	Little Rock, AR	BMW, Ford, Lincoln, Mazda, Nissan(a), Toyota, Volkswagen, Volvo

Gray-Daniels Auto Family	Jackson, MS	Chevrolet, Ford, Lincoln, Nissan(a), Toyota

Plaza Motor Company	St. Louis, MO	Audi, BMW, Infiniti, Jaguar, Land Rover, Lexus, Mercedes-Benz(a), Porsche, smart, Sprinter(a)
_____________________________

(a)	This market has two of these franchises

In addition, we own and operate three stand-alone used vehicle stores under the “Q auto” brand name in Florida.
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
New Vehicle Sales
As of December 31, 2014, our dealerships represented a diverse portfolio of 29 American, European and Asian brands. Our new vehicle sales consist of the sale of new vehicles to individual retail customers (“new vehicle retail”) and the sale of new vehicles to commercial customers (“fleet”) (the terms "new vehicle retail" and "fleet" being together referred to as "new"). New vehicle revenue and new vehicle gross profit consist of revenue and gross profit from new vehicle retail and fleet sales. In 2014, we sold 95,564 new vehicles through our dealerships. We evaluate the results of our new vehicle sales based on unit volumes and gross profit per vehicle sold. Our new vehicle revenues represented 55% of our total revenues and 21% of our total gross profit for the year ended December 31, 2014.
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
Used Vehicle Sales
We sell used vehicles at all of our dealership locations. Used vehicle sales include the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being together referred to as “used”). In 2014, we sold 75,173 used retail vehicles through our dealerships. We evaluate the results of our used vehicle sales based on unit volumes and gross profit per vehicle sold. Our used retail vehicle business, which generally has higher gross margins than our new vehicle business, accounted for approximately 26% of our total revenues and 13% of our total gross profit for the year ended December 31, 2014. Wholesale sales represented 4% of our total revenues, but did not have a material impact on our total gross profit for the year ended December 31, 2014.
Gross profit from the sale of used vehicles depends primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and the use of advanced technology to manage our inventory. Our new vehicle operations typically provide our used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which we believe are good sources of attractive used vehicle inventory. We also purchase a significant portion of our used vehicle inventory at auctions restricted to new vehicle dealers (offering off-lease, rental and fleet vehicles) and “open” auctions that offer vehicles sold by other dealers and repossessed vehicles. We make every effort to sell our used vehicle inventory to retail customers, either through the dealership of origin or through another of our dealerships. Our used vehicle inventory is sold as wholesale if a vehicle is not sold at retail. The reconditioning of used vehicles also generates gross profit for our parts and service departments, which is recognized upon the sale of the used vehicle.
Parts and Service
We provide vehicle maintenance and repair services in the markets of all of our franchised dealerships, primarily for the vehicle brands sold at those dealerships. In addition, we sell replacement parts and maintained 25 free-standing collision repair centers either on the premises of, or in close proximity to, our dealerships as of December 31, 2014. Our parts and service business accounted for approximately 11% of our total revenues and 43% of our total gross profit for the year ended December 31, 2014. Historically, parts and service revenues have been more stable than those from vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles and the increasing number of vehicles on the road.
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
Finance and Insurance
We refer to the finance and insurance portion of our business as "F&I." Through our F&I business, we arrange, and receive commissions for, third-party financing of the sale or lease of new and used vehicles to customers, as well as offer a number of aftermarket products, as described below. We also generate F&I revenues from the receipt of certain marketing fees paid to us under agreements with preferred lenders. Our F&I business generated approximately 4% of our total revenues and 23% of our total gross profit for the year ended December 31, 2014.
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
We earn sales-based commissions from third-party lenders, including manufacturer captive finance subsidiaries, on substantially all of the financing that we arrange on behalf of our customers. We may be charged back (“chargebacks”) for these commissions in the event a finance contract is canceled or repaid, typically within the first 90 days of such contract. We arranged customer financing on approximately 69% of the vehicles we sold during the year ended December 31, 2014. We do not retain any material liability for the credit risk associated with these purchase and lease transactions after the completion of the transactions.
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
Recent Developments
On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the “Restated Master Loan Agreement”) with Wells Fargo. The Restated Master Loan Agreement provides for term loans to certain of the Company’s subsidiaries that are borrowers under the Restated Master Loan Agreement (collectively, the “Borrowers”) in an aggregate amount not to exceed $100.0 million, subject to customary terms and conditions. The Borrowers under the Restated Master Loan Facility may borrow thereunder from time to time during the period beginning on February 3, 2015 until and including February 1, 2016 (the “Draw Termination Date”). As of February 3, 2015, there was $17.1 million outstanding under the Restated Master Loan Facility.

Business Strategy
Focus on Brand Mix, Strategic Markets and Diversification

We classify our new vehicle retail sales into the following categories: luxury, mid-line import, and mid-line domestic. We continue to believe that our diversified brand mix is well positioned for long-term growth in the United States, primarily based on the expectation of continued broadening of product offerings from our manufacturing partners and the continued delivery of high quality products and services to our customers.

Our physical locations encompassed 18 different metropolitan markets at 83 locations in the following 10 states as of December 31, 2014: Arkansas, Florida, Georgia, Mississippi, Missouri, New Jersey, North Carolina, South Carolina, Texas and Virginia. We believe that our broad geographic coverage decreases our exposure to regional economic downturns. Additionally, we believe that our diversification among manufacturers decreases our exposure to manufacturer-specific risks such as recalls, warranty issues, product defects, negative publicity, production disruption and a manufacturer’s inability to produce attractive high quality and desirable products.
The following table reflects (i) the number of franchises and (ii) the percent of new vehicle revenues represented by each class of franchise as of December 31, 2014:

Class/Franchise	Number of Franchises as of December 31, 2014	% of New Vehicle Revenues for the Year Ended December 31, 2014
Luxury
BMW	9	9%
Acura	6	5
Mercedes-Benz	4	8
Infiniti	4	4
Lincoln	4	1
Lexus	4	7
Volvo	3	1
Audi	2	2
Jaguar	2	*
Porsche	2	1
Land Rover	2	1
Bentley	1	*
Total Luxury	43	39%
Mid-Line Import
Honda	11	18%
Nissan	11	12
Toyota	7	12
Sprinter	3	*
Hyundai	3	2
MINI	2	1
smart	2	*
Volkswagen	2	1
Kia	2	1
Mazda	1	*
Total Mid-Line Import	44	47%
Mid-Line Domestic
Ford	6	7%
Dodge	3	3
Chevrolet	2	2
Chrysler	2	*
Jeep	2	1
Buick	1	*
GMC	1	1
Total Mid-Line Domestic	17	14%
Total Franchises	104	100%
* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2014
Maintain Disciplined Cost Structure and Emphasize Expense Control

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
Flexible and Prudent Capital Allocation
Our capital allocation decisions are primarily based on our desire to maintain sufficient liquidity and a prudent capital structure. We continuously evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our credit facilities and mortgage financings, (iv) amounts in our new vehicle floor plan notes payable offset accounts and (v) the potential impact of any contemplated or pending future capital deployments, including, but not limited to, financings, acquisitions, dispositions or other capital expenditures. As part of our balanced approach, we continuously evaluate capital deployment opportunities that we believe will maximize the value of our Company, including:

•	investing in our business and technology;

•	acquiring dealerships that meet our internal return threshold;

•	repurchasing shares of our common stock in the open market; and

•	purchasing properties currently under lease at various times.
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
Local Management of Dealership Operations
We believe that local management of dealership operations enables our retail network to provide market-specific responses to sales, customer service and inventory requirements. The general manager of each of our dealerships is responsible for the operations, personnel and financial performance of that dealership as well as other day-to-day operations. We believe our general managers’ familiarity with their respective markets enables them to effectively run day-to-day operations, market to customers and recruit new employees. The general manager of each dealership is supported, in most cases, by a new vehicle sales manager, a used vehicle sales manager, an F&I manager, and a parts and service manager. Our dealership management teams typically have many years of experience in the automotive retail industry. This management structure is complemented by support from our market-based management teams and the corporate office, which we refer to as the Dealership Support Center (“DSC”), through centralized technology and processes as well as financial oversight.

Centralized Administrative and Strategic Functions

Our DSC management is responsible for our capital expenditure and operating strategy while the implementation of our operating strategy rests with our market-based management teams and each dealership management team based on the policies and procedures established by DSC management. DSC management and our market-based management teams continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and from time to time, make decisions to evaluate new technologies and/or processes to further refine our operational processes.
As part of our investment in our IT systems, we have deployed a common dealer management system (“DMS”). We believe a single DMS provides the foundation for future efficiencies and creates a more efficient retail operation.
We consolidate financial, accounting and operational data received from our dealerships through customized financial products. Our IT approach enables us to integrate and aggregate information from our dealerships. Through the combination of a common DMS and our corporate financial products, management has access to the financial, accounting and operational data throughout the organization.

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
In addition, our higher margin parts and service operations are an integral part of our overall approach to customer service, providing an opportunity to foster ongoing relationships and improve customer loyalty. We continue to train our technicians and service advisers on processes and technologies to both educate our customers on their service needs and alternatives and ensure that our customers continue to receive excellent service. We also evaluate and implement programs, such as our national tire program and our clear advantage windshield wiper program, to draw customers into our service lanes and enhance our customer retention.

Marketing
Consistent with our local management strategy, our advertising and marketing efforts are generally focused at the local market level, with the aim of building our business with a broad base of repeat, referral and new customers. Historically, we have spent the majority percentage of our advertising dollars on traditional media advertising such as television, radio or newspaper. However, we are experiencing a continued shift toward digital internet-based advertising, including lead generation created through search engine marketing, website optimization and third party websites. Recognizing the fact that customers are increasing their use of internet based interactive tools to make buying decisions, we continue to invest in the development of our e-commerce strategy by:

•	focusing on online brand development and website optimization;

•	performing research to better understand the online consumer and their decision to visit one site versus another; and

•	increasing marketing spend share on digital marketing.
We also use numerous review sites and social media channels to assist our marketing efforts and to make sure we are meeting the needs of our customers. We use common marketing materials for our brand names developed by professional advertising agencies. Our total advertising expense from continuing operations was $34.0 million for the year ended December 31, 2014, which equaled an average of $199 per retail vehicle sold. In addition, manufacturers’ direct advertising spending in support of their brands has historically been a significant component of the total amount spent on new car advertising in the United States.
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
Seasonality
The automobile industry has historically been subject to seasonal variations in revenues. Demand for vehicles is generally lowest during the first quarter of each year and, accordingly, we expect our revenues and operating results generally to be lower in the first quarter. We typically experience higher sales of luxury vehicles, which have higher average selling prices and gross profit per vehicle retailed, in the fourth quarter. Revenue and operating results may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, or adverse weather events.
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
Environmental Matters
We are subject to a wide range of environmental laws and regulations, including those governing discharges into water, air emissions, storage of petroleum substances and chemicals, handling and disposal of solid and hazardous wastes, remediation of various types of contamination, and otherwise relating to health, safety and protection of the environment. For example and without creating an exhaustive list: as with automobile dealerships generally, and service and parts and collision repair center operations in particular, our business involves the generation, use, handling and disposal of hazardous or toxic substances and wastes and the use of above ground and underground storage tanks (ASTs and USTs). Operations involving the management of wastes and the use of ASTs and USTs are subject to requirements of the Resource Conservation and Recovery Act, analogous state statutes, and their implementing regulations. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storing, treating, transporting and disposing of regulated substances and wastes with which we must comply. We also are subject to laws and regulations governing responses to any releases of contamination at or from our facilities or at facilities that receive our hazardous wastes for treatment or disposal. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state statutes, can impose strict and joint and several liability for cleanup costs on those that are considered to have contributed to the release of a “hazardous substance.” We also are subject to the Clean Water Act, analogous state statutes, and their implementing regulations which, among other things, prohibit discharges of pollutants into regulated waters without permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans. Currently, we are not aware of any non-compliance with these or any other environmental requirements applicable to our operations, nor are we aware of any material remedial liabilities to which we are subject.
We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations and to obtain and maintain all necessary environmental permits. We believe that our operations currently are being conducted in substantial compliance with all applicable environmental laws. From time to time we may experience incidents and encounter conditions that are not in compliance with environmental laws and regulations. We occasionally receive notices from environmental agencies of various potential violations of environmental laws or regulations. In such cases, we work with the agencies to address any issues and to implement appropriate corrective action when necessary. However, none of our dealerships has been subject to any material environmental liabilities in the past, nor do we know of any fact or condition that would result in any material environmental liabilities being incurred in the future. Based on presently known information and existing accrued environmental reserves, We do not expect environmental expenditures to have a material adverse effect on its business or financial condition. However, Our operations entail risks in these areas, and we could incur material costs or liabilities in the future.
Employees
As of December 31, 2014, we employed approximately 8,300 people. We believe our relationship with our employees is favorable. Although only a small percentage of our employees are represented by a labor union, certain of our facilities are located in areas of high union concentration, and such facilities are susceptible to union-organizing activity. Although we have not experienced any strikes or walkouts at our operations, because of our dependence on vehicle manufacturers, we may be affected adversely by labor strikes, work slowdowns and walkouts at vehicle manufacturers’ production facilities and transportation modes that are outside of our control.
Insurance
Because of the vehicle inventory and the nature of the automotive retail business, automobile retail dealerships generally require significant levels of insurance covering a broad variety of risks. Our insurance program includes multiple umbrella policies with a total per occurrence and aggregate limit of $102.0 million. We are self-insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims.

Item 1A. Risk Factors

In addition to the other information contained, referred to or incorporated by reference into this report, you should consider carefully the following factors when evaluating our business. Any of these risks, or the occurrence of any of the events described in these risk factors, could cause our actual future results, performance or achievements to be materially different from or could materially adversely affect our business, financial condition or results of operations. In addition, other risks or uncertainties not presently known to us or that we currently do not deem material could arise, any of which could also materially adversely affect us.

Future economic uncertainty, or a downturn in the automotive retail environment, could present challenges for our dealerships and could materially adversely affect our business and our ability to implement our strategy.

    The automotive retail industry has shown continued and significant improvement in recent periods from the unprecedented challenging environment which began in 2008.  Notwithstanding this, the timing and extent of a long-term industry and general economic recovery continues to be uncertain. Future economic conditions, including increased unemployment or underemployment levels, could materially adversely affect our business and results of operations.  In addition, if consumer financing becomes more difficult or expensive to obtain, the new vehicle seasonally adjusted annual rate ("SAAR") could be negatively impacted, which in turn could further material adversely impact our results of operations, our cash flows and ultimately our liquidity.

    If we are unable to generate sufficient operating cash flows, we may not be able to execute our business strategy.  We may also be required to enter into certain extraordinary transactions in order to generate additional cash, which may include, but not be limited to, selling certain of our dealerships or other assets or increasing borrowings under our existing, or any future, credit facilities. There can be no assurance that, if necessary, we will be able to enter into any such transactions in a timely manner or on reasonable terms, if at all. Furthermore, in the event we were required to sell dealership assets, the sale of any material portion of such assets could have a material adverse effect on our revenue and profitability.
Our dealerships’ profitability depends in large part upon customer demand for the particular vehicle lines they carry, and the availability to us of such popular vehicles.
The profitability of our dealerships depends in large part on customer demand for the vehicle lines they carry. Historically, we have generated most of our revenue through new vehicle sales. New vehicle sales also tend to lead to sales of higher-margin products and services such as finance and insurance products and parts and related service.
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

Our business is heavily dependent on consumer demand and preferences, and our key partners' respective abilities to adapt to changes in consumer demand and preferences. Further, retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as levels of discretionary personal income, credit availability and interest rates. In addition, a general reduction in demand for new vehicles, or an oversupply of such vehicles, could result in a need for us to sell vehicles at a lower price, reducing our revenue per new vehicle sold and our new vehicle margins. In addition, in recent years fuel prices have been unstable and at some points reached historically high levels. Despite a recent decline in oil prices, gasoline prices could increase in the future, which could cause a reduction in automobile purchases and a shift in buying patterns from less fuel-efficient luxury or SUV models (which typically provide higher profit margins to automotive retailers) to smaller, more fuel-efficient and economical vehicles (which typically have lower profit margins). A shift in preferences by consumers to smaller, more economical vehicles due to pricing, fuel costs or otherwise may have a material adverse effect on our revenues and results of operations. In the recent past, we have also seen the price of used vehicles generally increase, creating an increased demand for new vehicles. A relative increase in new vehicle sales versus used vehicle sales could have an adverse effect on our results of operations as used vehicle sales have traditionally produced relatively higher profit margins than new vehicle sales for our business.
While a decline in vehicle purchases in some instances creates additional demand for parts and services due to the aging of, and increased wear and tear on existing vehicles, in difficult economic conditions, people often delay nonessential service and repairs on their vehicles. Delays on the service and repairs of vehicles due to a decline in economic conditions or otherwise could have a material adverse effect on the revenues and results of operations of our parts and service business, which has traditionally produced higher profit margins for our business relative to vehicle sales.
If our brand mix becomes significantly concentrated, and the manufacturer of one or more of those brands experiences any disruptions in its operations or a decrease in consumer demand for its vehicles, or otherwise develops a poor reputation, there could be a material adverse effect on our revenues, operational results or profitability.
Although we have sought to limit our dependence on any one vehicle brand, there can be no assurance that our brand mix will be appropriate or sufficiently diverse to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer. At December 31, 2014, our new vehicle revenue brand mix consists of 47% from mid-line import brands, 39% from luxury brands, and 14% from domestic brands. For the year ended December 31, 2014, brands representing 5% or more of our revenues from new vehicle sales were as follows:

Brand	% of Total New Vehicle Revenues
Honda	18%
Nissan	12%
Toyota	12%
BMW	9%
Mercedes-Benz	8%
Ford	7%
Lexus	7%
Acura	5%

If a manufacturer fails to produce desirable vehicles or develops a reputation for producing undesirable vehicles, and we own dealerships that sell that manufacturer’s vehicles, our revenues from those dealerships could be adversely affected as consumers shift their vehicle purchases away from that brand. Likewise, if the manufacturer experiences any disruption in its ability to produce vehicles, thus limiting the supply of vehicles to our dealerships, it could have a material adverse effect on our revenues, results of operations and profitability. If the profitability at certain of our dealerships is adversely affected, there could be a significant reduction of our cash flows, which in turn could result in impairments of such dealership's properties and/or intangible assets.

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

•
a substantial portion of our cash flow from operating activities must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for our operations and other corporate purposes;

•	some of our borrowings are and will continue to be at variable rates of interest, which exposes us to risks of interest rate increases; and

•
we may be or become substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.

As a result of the foregoing and other potential limitations, our debt obligations may limit our ability to take strategic actions that would otherwise enable us to manage our business, in a manner in which we otherwise would, absent such limitations, which could materially adversely affect our business, financial condition and results of operations.

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

Our failure to comply with any of these covenants in the future could constitute a default under the relevant agreement, which could, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to repay those borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition or results of operations. In many cases, a default under one of our debt, mortgage, or other agreements could trigger cross default provisions in one or more of our other debt or mortgage agreements.

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

Manufacturers may also have the right to restrict our ability to provide guarantees of our operating companies, pledges of the capital stock of our subsidiaries and liens on our assets, which could materially adversely impact our ability to obtain financing for our business and operations on favorable terms or at desired levels, if at all.

Our capital costs and our results of operations may be materially and adversely affected by increases in interest rates.
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory and have the availability to borrow funds for working capital using senior secured credit facilities under which we pay interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our debt composition as of December 31, 2014, each one percent increase in market interest rates would increase our total annual interest expense, including floor plan interest, by as much as $7.7 million. When considered in connection with reduced expected sales as and if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.

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

Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries’
ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2014, unexpected changes to our franchise agreements, dealer agreements or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.

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

Sub-prime lenders have historically provided financing to those buyers who, for various reasons, do not have access to traditional financing, including those buyers who have a poor credit history or lack the down payment necessary to purchase a vehicle. During the recent economic downturn, sub-prime lenders became more stringent with their credit standards, which made it more difficult for consumers needing sub-prime financing to obtain credit in these periods. Recently, the automotive retail markets have experienced an increase in the availability of credit from subprime lenders. However, if market conditions cause the subprime lenders to tighten credit standards, or if interest rates increase, the ability of these consumers to purchase vehicles again could become limited, resulting in a decline in our vehicle sales, which, in turn, could have a material adverse effect on our results of operations and financial condition.
Adverse conditions affecting the manufacturers of the vehicles that we sell may negatively impact our revenues and profitability.

Our ability to successfully market vehicles to the public depends to a great extent on aspects of manufacturers’ operations. Vehicle manufacturers have in the recent past been adversely affected by the considerable uncertainty in the U.S. and international economic climate. In addition to challenges created by uncertain economic conditions, we remain vulnerable to other matters that may impact the manufacturers of the vehicles we sell. For example, other factors outside of our control that could negatively affect vehicle manufacturers include:

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

In every state in which we operate, we must obtain certain licenses issued by state authorities in order to operate our businesses, including dealer, sales, finance and insurance-related licenses. State laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include state franchise laws and regulations and other extensive laws and regulations applicable to new and used automobile dealers. The enactment of new laws and regulations that materially impair or restrict our sales, finance and insurance, or other operations could have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects. In addition, in 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act established the Consumer Financial Protection Bureau (the “CFPB”), which has broad regulatory powers. The CFPB is an independent federal agency funded by the United States Federal Reserve and has limited oversight from the U.S. Congress. Although automotive dealers are generally excluded from coverage under the CFPB, the Dodd-Frank Act and future regulatory actions by the CFPB could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions.

In March 2013, the CFPB issued guidance regarding the way in which the practice of compensating automotive dealerships for arranging customer financing through discretionary markups of wholesale rates offered by financial institutions, also known as the “dealer participation,” may pose a material risk of violating The Equal Credit Opportunity Act (the “ECOA”). In its guidance, the CFPB has encouraged compliance with the ECOA for financial institutions under its jurisdiction. This compliance may include the institutions changing their dealer compensation practices such as by eliminating automotive dealership discretion in marking up buy rates. Other steps financial institutions may take to comply with the ECOA could include imposing controls on automotive dealerships regarding the dealer participation and monitoring and addressing the consequences of dealer participation policies. The CFPB and the U.S. Department of Justice have also conducted and may in the future continue to conduct investigations that may affect financial institutions that serve as lenders to the automotive dealership industry. Increased monitoring on behalf of financial institutions, any additional steps taken by them to control automotive dealerships and these practices and any additional investigations could substantially restrict our ability to generate revenue from arranging financing for our customers for the purchase of vehicles, which could have a material adverse effect on our business and results of operations.
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

Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of solid and hazardous wastes, investigation and remediation of contamination, and otherwise protective of health, safety and the environment. Similar to many of our competitors, we have incurred and expect to continue to incur capital and operating expenditures and other costs in complying with such federal and state statutes. In addition, we may become subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. For some such potential liabilities, we believe we are entitled to indemnification from other entities. However, we cannot assure you that such entities will view their obligations as we do or will be able or willing to satisfy them. Failure to comply with applicable laws and regulations, or significant additional expenditures required to maintain compliance therewith, could have a material adverse effect on our business, results of operations, financial condition or cash flows. Nonetheless, none of our dealerships has been subject to any material environmental liabilities in the past, nor do we know of any fact or condition that would result in any material environmental liabilities being incurred in the future.

A significant judgment against us or the imposition of a significant fine could have a material adverse effect on our business, financial condition and future prospects. We further expect that, from time to time, new laws and regulations, particularly in the environmental area will be enacted, and compliance with such laws, or penalties for failure to comply, could significantly increase our costs. However, none of our dealerships has been subject to any material environmental liabilities in the past, nor do we know of any fact or condition that would result in any material environmental liabilities being incurred in the future. Based on presently known information and existing accrued environmental reserves, Asbury does not expect environmental expenditures to have a material adverse effect on its business or financial condition.

A data security breach with regard to personally identifiable information ("PII") about our customers or employees could negatively affect operations and result in high costs.

In the ordinary course of business, we and our partners receive significant PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. Numerous state and federal regulations, as well as payment card industry and other vendor standards, govern the collection and maintenance of PII from consumers and other individuals. Although many companies across many industries are affected by malicious efforts to obtain access to PII, news reports suggest that the automotive dealership industry is a particular target of identity thieves. Moreover, there are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. In recent periods, well-known retailers and other businesses have reported significant security breaches that resulted in undetected and unauthorized access to their systems, which resulted in compromising personal customer data.
Because cyber-attacks are increasing in number and sophistication and despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
Manufacturers often make many changes to their incentive programs. Any reduction or discontinuation of key manufacturers’ incentive programs for any reason, including a supply and demand imbalance, may reduce our sales volume which, in turn, could have a material adverse effect on our results of operations, cash flows and financial condition.

If we fail to obtain renewals of one or more of our dealer agreements on acceptable terms, if certain of our franchises are terminated, if certain manufacturers’ rights under their agreements with us are triggered, or if the geographic areas of any of our franchises are altered, our business, financial condition and results of operations may be materially adversely affected.
Each of our dealerships operates under the terms of a dealer agreement with the manufacturer (or manufacturer-authorized distributor) of each new vehicle brand it carries and/or is authorized to service, and we operate under additional framework agreements with some vehicle manufacturers, which contain additional requirements that govern the particular vehicle manufacturer’s franchises. Our dealerships may obtain new vehicles from manufacturers, service vehicles, sell new vehicles and display vehicle manufacturers’ trademarks only to the extent permitted under these agreements. As a result of the terms of our dealer, framework and related agreements and our dependence on the rights granted by the manufacturers, the manufacturers have the right to exercise a great deal of control over our day-to-day operations, and the terms of these agreements may impose limitations on key aspects of our operations, including acquisition strategy and capital spending.
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
We are generally required to obtain manufacturer consent before we can acquire dealerships selling a manufacturer’s automobiles. In addition, as described above, many of our dealer and framework agreements require that we meet certain CSI ratings and sales performance criteria as a condition to additional dealership acquisitions. We cannot assure you that we will be able to meet these performance criteria at any applicable time or that manufacturers will consent to future acquisitions, which may prevent us from being able to take advantage of strategic opportunities, and may limit our ability to expand our business. The process of obtaining a manufacturer’s consent can take a significant amount of time. Delays in consummating acquisitions caused by this process may negatively affect our ability to acquire dealerships that we believe would produce acquisition synergies and integrate well into our overall strategy. In addition, manufacturers typically establish minimum capital requirements for each of their dealerships on a case-by-case basis. As a condition to granting consent to a proposed acquisition, a manufacturer may require us to remodel or upgrade our facilities and capitalize the subject dealership at levels we would not otherwise choose to fund, causing us to divert our financial resources away from uses that management believes may be of higher long-term value to us. Furthermore, the exercise by a manufacturer of its right of first refusal to acquire a dealership may prevent us from acquiring dealerships that we otherwise would acquire, which could have an adverse effect on our ability to grow through acquisitions, and therefore materially adversely impact our business, financial condition and results of operations.
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
Applicable state laws generally provide that an automobile manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth “good cause” and stating the grounds for termination or non-renewal. Some state laws allow dealers to file protests or petitions or allow them to attempt to comply with the manufacturer’s criteria within a notice period to avoid the termination or non-renewal. Our framework agreements with certain manufacturers contain provisions that, among other things, attempt to limit the protections available to dealers under these laws, and, though unsuccessful to date, manufacturers’ ongoing lobbying efforts may lead to the repeal or revision of these laws. If these laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of these state laws, it may also be more difficult for us to renew our dealer agreements upon expiration. Changes in laws that provide manufacturers the ability to terminate our dealer agreements could materially adversely affect our business, financial condition and results of operations. Furthermore, if a manufacturer seeks protection from creditors in bankruptcy, courts have held that the federal bankruptcy laws may supersede the state laws that protect automotive retailers resulting in either the termination, non-renewal or rejection of franchises by such manufacturers, which, in turn, could materially adversely affect our business, financial condition and results of operations.
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
We believe that the automotive retailing industry is a mature industry whose sales are significantly impacted by the prevailing economic climate, both nationally and in local markets. Accordingly, we believe that our future growth depends in part on our ability to manage expansion, control costs in our operations and acquire and effectively and efficiently integrate acquired dealerships into our organization. When seeking to acquire and acquiring other dealerships, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

•	failing to obtain manufacturers’ consents to acquisitions of additional franchises;

•	incurring significant transaction related costs for both completed and failed acquisitions;

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to integrate the operations and personnel of the acquired dealerships and impairing relationships with employees;

•	incorrectly valuing entities to be acquired or incurring undisclosed liabilities at acquired dealerships;

•	disrupting our ongoing business and diverting our management resources to newly acquired dealerships;

•	failing to achieve expected performance levels; and

•	impairing relationships with manufacturers and customers as a result of changes in management.
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
We are subject to substantial risk of property loss due to the significant concentration of property at dealership locations, including vehicles and parts. We have historically experienced business interruptions from time to time at several of our dealerships due to adverse weather conditions or other extraordinary events, such as hurricanes in Florida and tornadoes and hail storms in Texas and Mississippi. Concentration of property at dealership locations also makes the automotive retail business particularly vulnerable to theft, fraud and misappropriation of assets. Illegal or unethical conduct by employees, customers, vendors and unaffiliated third parties can result in loss of assets, disrupt operations, impact brand reputation, jeopardize manufacturer and other relationships, result in the imposition of fines or penalties, and subject us to governmental investigations or lawsuits.
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
We rely on management information systems at our dealerships which are licensed from third parties and are used in all aspects of our sales and service efforts, as well as in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on a common dealer management system DMS. Our business could be significantly disrupted if (i) the DMS fails to integrate with other third party management information systems, customer relations management tools or other software, or to the extent any of these systems become unavailable to us for an extended period of time, or (ii) if our relationship with our DMS provider or any other third-party provider deteriorates. Any such significant disruption in our business could materially adversely affect our business, results of operations, financial condition and cash flow.

Further healthcare reform legislation could adversely affect our future profitability and financial condition.
Rising healthcare costs and interest in universal healthcare coverage in the United States have resulted in significant healthcare reforms in recent years. For example, The Patient Protection and Affordable Care Act, signed into law in 2010, may further increase our annual employee health care costs in the near term. We cannot predict the extent of the effect that any future state or federal healthcare legislation or regulation will have on us. However, any further expansion in government’s role in the U.S. healthcare industry could result in significant additional long-term costs to us, which could in turn adversely affect our future profitability and financial condition.

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
The primary goal of CAFE was to substantially increase passenger car fuel efficiency. Congress has continuously increased the standards since 1974 and, since mid-year 1990, the passenger car standard was increased to 27.5 miles per gallon, a level at which it remained through 2010. Passenger car fuel economy is now required to rise to an industry average of 54.5 miles per gallon by 2025. Likewise, significant changes to light truck CAFE standards have been established over the years.
The penalty for a manufacturer’s failure to meet the CAFE standards is currently $5.50 per tenth of a mile per gallon for each tenth under the target volume times the total volume of those vehicles manufactured for a given model year.
In 2010, the U.S. Environmental Protection Agency (the “EPA”) and the Department of Transportation’s National Highway Traffic Safety Administration (the “NHTSA”) issued final rules establishing new standards for light-duty vehicles aimed at reducing greenhouse gas emissions and improving fuel economy. Under the joint final rule, the EPA finalized greenhouse gas emissions standards under the Clean Air Act, and the NHTSA finalized CAFE standards under the Energy Policy and Conservation Act, as amended. These standards apply to passenger cars, light-duty trucks, and medium-duty passenger vehicles, in model years 2017 through 2025.
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

The U.S. Environmental Protection Agency (“EPA”) has published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. EPA’s proposed regulations requiring permit review for greenhouse gas emissions from certain stationary sources is currently under review at the Supreme Court of the United States. The outcome of that review is uncertain. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including facilities that emit more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2011 for emissions occurring in 2010. More than one-third of the states, either individually or through multi−state regional initiatives, have begun implementing legal measures to require reduction of emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our facilities, equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. In addition, similar regulations imposed on the owners of the vehicles that we sell could adversely affect demand for certain vehicles.
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
The automobile industry has historically been subject to seasonal variations in revenues. Demand for vehicles is generally lowest during the first quarter of each year and, accordingly, we expect our revenues and operating results generally to be lower in the first quarter. We typically experience higher sales of luxury vehicles, which have higher average selling prices and gross profit per vehicle retailed, in the fourth quarter. Revenue and operating results may be adversely impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, or actual or threatened severe weather events.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our corporate headquarters, which are located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia. In addition, as of December 31, 2014, our operations encompassed 83 dealership locations throughout 10 states. As of December 31, 2014, we leased 29 of these locations and owned the remaining locations. We have one location in Mississippi and one location in Missouri where we lease the underlying land but own the building facilities on that land. These locations are included in the leased column of the table below. In addition, we operate 25 collision repair centers. We lease 11 of these collision repair centers and own the remaining repair center locations. In addition, we operate three stand-alone used vehicle stores under the “Q auto” brand name in Florida, of which two are owned and one is leased.

Dealership Group	Dealerships			Collision Repair Centers
	Owned	Leased		Owned	Leased
Coggin Automotive Group	11	4	(a)	4	2
Courtesy Autogroup	5	3		—	2
Crown Automotive Company	14	5		2	1
David McDavid Auto Group	7	—		5	1
Gray-Daniels Auto Family	—	5		—	1
Nalley Automotive Group	11	5		2	2
Northpoint Auto Group	4	2		1	1
Plaza Motor Company	5	2		—	1
Total	57	26		14	11
________________________________________

(a)	Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

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
Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “ABG”. Quarterly information concerning our high and low closing sales price per share of our common stock as reported by the NYSE is as follows:

	High	Low

Fiscal Year Ended December 31, 2013
First Quarter	$38.04	$32.26
Second Quarter	43.05	33.56
Third Quarter	54.00	40.55
Fourth Quarter	55.61	47.51
Fiscal Year Ended December 31, 2014
First Quarter	$55.42	$45.42
Second Quarter	68.74	53.15
Third Quarter	71.99	64.42
Fourth Quarter	77.56	61.46
We did not pay any dividends during any of these periods. On February 20, 2015, the last reported sale price of our common stock on the NYSE was $78.87 per share, and there were approximately 94 record holders of our common stock.
Effective January 1, 2013, our Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock in open market transactions (the “2013 Repurchase Plan”). Subsequently, on January 30, 2014, our Board of Directors terminated the 2013 Repurchase Plan and authorized a new share repurchase program (the “2014 Repurchase Plan”).  During 2014, we repurchased an aggregate of 2,349,494 shares of our common stock for $161.4 million under the 2013 Plan and 2014 Repurchase Plan, as amended to date.
As of January 28, 2015, we have the authority to repurchase up to an aggregate of $300.0 million of common stock under the 2014 Plan.  The 2014 Repurchase Plan has no stated expiration date and any associated repurchases may be completed in open market, or privately negotiated, transactions from time to time.  Any repurchases will be subject to applicable limitations in our debt or other financing agreements and may be existence from time to time.
In December 2014, we amended our credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the other agents and lenders party thereto (the “Restated Credit Agreement”) to revise the covenant restricting our ability to make certain restricted payments, including payments to repurchase additional shares of our common stock, among other things, to generally be consistent with the covenant governing such payments as contained in the Indenture governing our 6.0% Notes (the “Indenture”).  The Restated Credit Agreement and the Indenture currently allow for restricted payments without limit so long as our consolidated total leverage ratio (as defined in the Restated Credit Agreement and the Indenture) is

no greater than 3.0 to 1 after giving effect to such proposed restricted payments.  In the event that our consolidated total leverage ratio does (or would) exceed 3.0 to 1, the Restated Credit Agreement and the Indenture would then also allow for restricted payments under the following mutually exclusive parameters, subject to certain exclusions:

•	Restricted payments in an aggregate amount not to exceed $20.0 million in any fiscal year;

•	General restricted payments allowance of $150.0 million; and

•
Subject to our continued compliance with a fixed charge coverage ratio as set out in the Indenture, restricted payments capacity additions (or subtractions if negative) equal to (i) 50% of our net income (as defined in the Restated Credit Agreement and the Indenture) beginning on October 1, 2014 and ending on the date of the most recently completed fiscal quarter (the “Measurement Period”), plus (ii) 100% of any cash proceeds we receive from the sale of equity interests during the Measurement Period minus (iii) the dollar amount of share purchases made and dividends paid on or after December 4, 2014.

The following table sets forth information about our share repurchases during each month in the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (1)
10/01/2014 - 10/31/2014	348,219	$65.49	348,219	$181.2
11/01/2014 - 11/30/2014	205,105	$71.82	205,105	$166.5
12/01/2014 - 12/31/2014	719,611	$75.99	719,611	$111.8
(1) Amount increased on January 15, 2015 as described above

PERFORMANCE GRAPH
The following graph furnished by the Company shows the value as of December 31, 2014, of a $100 investment in the Company’s common stock made on December 31, 2009 (with dividends reinvested), as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc., Sonic Automotive, Inc., Group 1 Automotive, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The forgoing graph is not, and shall not be deemed to be, filed as part of the Company's annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by the Company.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data as of and for the five years ended December 31, 2014. The accompanying income statement data for the years ended December 31, 2013, 2012, 2011, and 2010 have been reclassified to reflect the status of our discontinued operations as of December 31, 2014. In addition, certain reclassifications of amounts previously reported have been made to the accompanying income statement data in order to conform to current presentation. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto, included elsewhere in this this annual report on Form 10-K.

	For the Years Ended December 31,
Income Statement Data:	2014	2013	2012	2011	2010
	(in millions, except per share data)
Revenues:
New vehicle	$3,230.6	$2,952.2	$2,608.3	$2,240.2	$2,078.5
Used vehicle	1,741.5	1,564.2	1,301.6	1,208.6	1,041.7
Parts and service	666.6	611.6	565.3	555.6	531.2
Finance and insurance, net	229.0	206.9	166.6	137.0	111.2
Total revenues	5,867.7	5,334.9	4,641.8	4,141.4	3,762.6
Cost of sales	4,900.5	4,458.9	3,878.0	3,442.3	3,135.5
Gross profit	967.2	876.0	763.8	699.1	627.1
Selling, general and administrative expenses	671.6	617.8	554.9	530.3	483.1
Depreciation and amortization	26.4	24.3	22.6	22.5	20.5
Other operating expense, net	1.0	7.8	0.4	15.1	1.0
Income from operations	268.2	226.1	185.9	131.2	122.5
Other expense:
Floor plan interest expense	(12.4)	(12.5)	(11.6)	(9.3)	(9.0)
Other interest expense, net	(38.9)	(39.0)	(35.6)	(39.6)	(35.4)
Swap interest expense	(2.0)	(2.5)	(5.0)	(5.5)	(6.6)
Convertible debt discount amortization	—	—	(0.4)	(0.8)	(1.4)
Loss on extinguishment of long-term debt, net	(31.9)	(6.8)	—	(0.8)	(12.6)
Total other expense, net	(85.2)	(60.8)	(52.6)	(56.0)	(65.0)
Income before income taxes	183.0	165.3	133.3	75.2	57.5
Income tax expense	71.0	64.2	50.0	28.7	22.1
Income from continuing operations	112.0	101.1	83.3	46.5	35.4
Discontinued operations, net of tax	(0.4)	8.0	(1.1)	21.4	2.7
Net income	$111.6	$109.1	$82.2	$67.9	$38.1
Income from continuing operations per common share:
Basic	$3.75	$3.29	$2.68	$1.46	$1.10
Diluted	$3.72	$3.25	$2.64	$1.43	$1.06

	As of December 31,
Balance Sheet Data:	2014	2013	2012	2011	2010
	(in millions)
Working capital	$235.6	$274.4	$206.6	$156.2	$241.0
Inventories(a)	886.0	767.7	655.1	519.5	578.7
Total assets	2,192.0	1,888.6	1,661.4	1,419.4	1,486.3
Floor plan notes payable(b)	766.8	609.5	562.1	434.0	451.6
Total debt(b)	707.4	554.4	466.0	458.6	549.0
Total shareholders’ equity	444.9	490.6	402.8	326.6	287.1
______________________________

(a)	Includes amounts classified as assets held for sale on our consolidated balance sheets.

(b)	Includes amounts classified as liabilities associated with assets held for sale on our consolidated balance sheets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 104 franchises (83 dealership locations) in 18 metropolitan markets within 10 states as of December 31, 2014. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of December 31, 2014, we offered 29 domestic and foreign brands of new vehicles. Our current new vehicle revenue brand mix consists of 47% mid-line, 39% luxury and 14% domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
In addition, we own and operate three stand-alone used vehicle stores under the “Q auto” brand name in Florida.
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
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. Historically, our brand mix has been less affected by market volatility than the U.S. automobile industry as a whole. We believe that our diversified new vehicle revenue brand mix, which included approximately 47% from mid-line import brands, 39% from luxury brands and 14% from domestic brands in 2014, is well positioned for growth over the long term.

Our operating results are generally subject to changes in the economic environment as well as seasonal variations. Historically, we have generated more revenue and operating income in the second, third and fourth quarters than in the first quarter of the calendar year. Generally, the seasonal variations in our operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things.
Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margin than used vehicle sales and sales of parts and service. As a result, when used vehicle and parts and service revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase.
Selling, general and administrative (“SG&A”) expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions), or controllable (such as advertising), which we believe better allows us to adapt to changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit and all other SG&A expenses in the aggregate as a percentage of total gross profit, with the exception of advertising expense, which we evaluate on a per vehicle retailed ("PVR") basis.

The United States automotive retail market showed continued improvement in 2014, with new vehicle SAAR increasing to 16.5 million as compared to 15.6 million in 2013. We continued to benefit from improving economic conditions in 2014, which we attribute to improved consumer confidence, the continued availability of credit at terms favorable to consumers resulting primarily from the current low interest rate environment, continued incremental improvements in overall unemployment levels, favorable fuel prices and the age of the U.S. automotive fleet. We believe that the overall economic recovery will continue to be fragile, and may be subject to further changes based on consumer confidence, interest rates, unemployment levels, instability in fuel prices and other macro-economic factors as the long-term prospects for, and the timing of, a return to a stronger economy continue to be difficult to predict.
We had total available liquidity of $285.0 million as of December 31, 2014, which consisted of cash and cash equivalents of $2.9 million, $25.9 million of availability under our floor plan offset account, and borrowing availability of $164.7 million and $91.5 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
The Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2014	2013
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$3,230.6	$2,952.2	$278.4	9%
Used vehicle	1,741.5	1,564.2	177.3	11%
Parts and service	666.6	611.6	55.0	9%
Finance and insurance, net	229.0	206.9	22.1	11%
Total revenues	5,867.7	5,334.9	532.8	10%
GROSS PROFIT:
New vehicle	198.3	181.3	17.0	9%
Used vehicle	127.7	120.1	7.6	6%
Parts and service	412.2	367.7	44.5	12%
Finance and insurance, net	229.0	206.9	22.1	11%
Total gross profit	967.2	876.0	91.2	10%
OPERATING EXPENSES:
Selling, general and administrative	671.6	617.8	53.8	9%
Depreciation and amortization	26.4	24.3	2.1	9%
Other operating expense, net	1.0	7.8	(6.8)	(87)%
Income from operations	268.2	226.1	42.1	19%
OTHER EXPENSES:
Floor plan interest expense	(12.4)	(12.5)	(0.1)	(1)%
Other interest expense, net	(38.9)	(39.0)	(0.1)	NM
Swap interest expense	(2.0)	(2.5)	(0.5)	(20)%
Loss on extinguishment of long-term debt	(31.9)	(6.8)	25.1	NM
Total other expense, net	(85.2)	(60.8)	24.4	40%
Income before income taxes	183.0	165.3	17.7	11%
INCOME TAX EXPENSE	71.0	64.2	6.8	11%
INCOME FROM CONTINUING OPERATIONS	112.0	101.1	10.9	11%
DISCONTINUED OPERATIONS, net of tax	(0.4)	8.0	(8.4)	(105)%
NET INCOME	$111.6	$109.1	$2.5	2%
Income from continuing operations per common share—Diluted	$3.72	$3.25	$0.47	14%
Net income per common share—Diluted	$3.71	$3.51	$0.20	6%
______________________________
NM—Not Meaningful

	For the Year Ended December 31,
	2014	2013
REVENUE MIX PERCENTAGES:
New vehicles	55.1%	55.3%
Used retail vehicles	26.1%	25.8%
Used vehicle wholesale	3.5%	3.5%
Parts and service	11.4%	11.5%
Finance and insurance, net	3.9%	3.9%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	20.5%	20.7%
Used retail vehicles	13.4%	13.9%
Used vehicle wholesale	(0.2)%	(0.2)%
Parts and service	42.6%	42.0%
Finance and insurance, net	23.7%	23.6%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.4%	70.5%
Net income and income from continuing operations increased by $2.5 million (2%) and $10.9 million (11%), respectively, during 2014 as compared to 2013. The increase in income from continuing operations was primarily the result of a $91.2 million (10%) increase in gross profit, which was partially offset by a $53.8 million (9%) increase in SG&A expenses, a $31.9 million loss in connection with the redemption of our $300.0 million of 8.375% Senior Subordinated Notes due 2020 (the “8.375% Notes”) and a $6.8 million (11%) increase in income tax expense. Income from continuing operations in 2013 was negatively impacted by a $6.8 million loss on the redemption of our $143.2 million of 7.625% Senior Subordinated Notes due 2017 (the “7.625% Notes”) and $7.8 million in other operating expenses due primarily to real estate related charges. Net income for 2013 was positively impacted by the sale of one franchise (one dealership location), which resulted in an $8.9 million net-of-tax gain, which is included in discontinued operations, net.
Gross profit increased across all four of our business lines and was driven by (i) a $44.5 million (12%) increase in parts and service gross profit, (ii) a $22.1 million (11%) increase in F&I gross profit, (iii) a $17.0 million (9%) increase in new vehicle gross profit, and (iv) a $7.6 million (6%) increase in used vehicle gross profit. Our total gross profit margin increased 10 basis points to 16.5%, primarily as a result of a 170 basis point increase in our same store parts and service gross margin.
The $532.8 million (10%) increase in total revenue was primarily a result of (i) a $278.4 million (9%) increase in new vehicle revenue and (ii) a $177.3 million (11%) increase in used vehicle revenue.

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$1,231.1	$1,113.2	$117.9	11%
Mid-line import	1,493.5	1,431.8	61.7	4%
Mid-line domestic	443.5	407.2	36.3	9%
Total new vehicle revenue—same store(1)	3,168.1	2,952.2	215.9	7%
New vehicle revenue—acquisitions	62.5	—
New vehicle revenue, as reported	$3,230.6	$2,952.2	$278.4	9%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$89.5	$80.9	$8.6	11%
Mid-line import	76.9	73.9	3.0	4%
Mid-line domestic	27.9	26.5	1.4	5%
Total new vehicle gross profit—same store(1)	194.3	181.3	13.0	7%
New vehicle gross profit—acquisitions	4.0	—
New vehicle gross profit, as reported	$198.3	$181.3	$17.0	9%

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2014	2013
New vehicle units:
New vehicle retail units—same store(1)
Luxury	24,065	22,087	1,978	9%
Mid-line import	56,058	53,516	2,542	5%
Mid-line domestic	11,437	11,082	355	3%
Total new vehicle retail units—same store(1)	91,560	86,685	4,875	6%
Fleet vehicles	1,831	1,274	557	44%
Total new vehicle units—same store(1)	93,391	87,959	5,432	6%
New vehicle units—acquisitions	2,173	—
New vehicle units—actual	95,564	87,959	7,605	9%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2014	2013
Revenue per new vehicle sold—same store(1)	$33,923	$33,563	$360	1%
Gross profit per new vehicle sold—same store(1)	$2,081	$2,061	$20	1%
New vehicle gross margin—same store(1)	6.1%	6.1%	—%	—%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $278.4 million (9%) increase in new vehicle revenue was primarily a result of a 6% increase in same store new vehicle unit sales, combined with a 1% increase in same store revenue per new vehicle sold. Our total new vehicle revenue also benefited from $62.5 million derived from acquisitions. Same store unit volumes for our luxury, mid-line import and domestic brands increased 9%, 5%, and 3%, respectively, reflecting (i) an increase in consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) an improvement in the availability of new vehicle inventory from which to choose. New vehicle SAAR increased by 6% to 16.5 million in 2014 as compared to 15.6 million in 2013, which contributed to the unit volume increases in each of our three brand segments.
Total new vehicle gross profit increased by $17.0 million (9%), driven by the 6% increase in same store new vehicle unit sales, a 1% increase in same store gross profit per vehicle sold, and $4.0 million in gross profit derived from acquisitions. Our same store gross profit margin was 6.1% for both 2014 and 2013.
Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$1,491.9	$1,374.9	$117.0	9%
Used vehicle retail revenues—acquisitions and new stores	43.0	—
Total used vehicle retail revenues	1,534.9	1,374.9	160.0	12%

Used vehicle wholesale revenues—same store(1)	202.8	189.3	13.5	7%
Used vehicle retail revenues—acquisitions and new stores	3.8	—
Total used vehicle wholesale revenues	206.6	189.3	17.3	9%
Used vehicle revenue, as reported	$1,741.5	$1,564.2	$177.3	11%
Gross profit:
Used vehicle retail gross profit—same store(1)	$127.1	$122.1	$5.0	4%
Used vehicle retail revenues—acquisitions and new stores	2.9	—
Total used vehicle retail gross profit	130.0	122.1	7.9	6%

Used vehicle wholesale gross profit—same store(1)	(2.1)	(2.0)	(0.1)	(5)%
Used vehicle retail revenues—acquisitions and new stores	(0.2)	—
Total used vehicle wholesale gross profit	(2.3)	(2.0)	(0.3)	(15)%
Used vehicle gross profit, as reported	$127.7	$120.1	$7.6	6%
Used vehicle retail units:
Used vehicle retail units—same store(1)	72,868	69,454	3,414	5%
Used vehicle retail revenues—acquisitions and new stores	2,305	—
Used vehicle retail units—actual	75,173	69,454	5,719	8%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2014	2013
Revenue per used vehicle retailed—same store(1)	$20,474	$19,796	$678	3%
Gross profit per used vehicle retailed—same store(1)	$1,744	$1,758	$(14)	(1)%
Used vehicle retail gross margin—same store(1)	8.5%	8.9%	(0.4)%	(4)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $177.3 million (11%) increase in used vehicle revenue was the result of a $117.0 million (9%) increase in same store used vehicle retail revenue, a $13.5 million (7%) increase in same store used vehicle wholesale revenue and $46.8 million in retail and wholesale revenues derived from acquisitions and new stores. 2014 same store used retail unit sales increased by 3,414 units (5%) over 2013 and same store revenue per used vehicle retailed increased by $678 (3%) to $20,474 per unit. The 5% increase in same store used vehicle retail unit sales reflects increased consumer demand, the continued availability of credit at terms favorable to the customer and the ongoing impact of our "Asbury 1-2-1" program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
The $7.9 million (6%) increase in used vehicle retail gross profit was driven primarily by an 8% increase in used vehicle retail units, partially off set by a 40 basis point decrease in our same store used vehicle retail gross margin. Our used vehicle retail margin pressures were created by the general increase in the supply of used vehicles as a result of customer trade-ins and vehicles coming off lease, as well as our focus on selling more used vehicles as retail units instead of wholesale units.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately
35 days of supply in our inventory as of December 31, 2014.
Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$658.5	$611.6	$46.9	8%
Parts and service revenues—acquisitions and new stores	8.1	—
Parts and service revenue, as reported	$666.6	$611.6	$55.0	9%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$229.6	$214.9	$14.7	7%
Reconditioning and preparation	99.9	84.5	15.4	18%
Warranty	56.8	48.8	8.0	16%
Wholesale parts	20.4	19.5	0.9	5%
Total parts and service gross profit—same store(1)	406.7	367.7	39.0	11%
Parts and service gross profit—acquisitions and new stores	5.5	—
Parts and service gross profit, as reported	$412.2	$367.7	$44.5	12%
Parts and service gross margin—same store(1)	61.8%	60.1%	1.7%	3%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $55.0 million (9%) increase in parts and service revenue was the result of (i) a $31.6 million (8%) increase in same store customer pay revenue, (ii) a $11.3 million (12%) increase in same store warranty revenue, (iii) a $4.0 million (4%) increase in wholesale parts and (iv) $8.1 million derived from acquisitions.
The 170 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including reconditioning and preparation of vehicles, warranty work and customer pay. The $15.4 million (18%) increase in reconditioning and preparation gross profit was primarily driven by a 5% increase in our same store used vehicle retail unit sales and a 6% increase in our same store new vehicle retail unit sales and increases in the amount of work being performed per vehicle. Gross profit associated with warranty work increased by $8.0 million (16%), partially due to certain manufacturer recalls that occurred during 2014, as well as increased units in operation as sales of new vehicles in the United States have continued to increase over the past few years.

We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$221.5	$206.9	$14.6	7%
Finance and insurance, net—acquisitions and new stores	7.5	—
Finance and insurance, net as reported	$229.0	$206.9	$22.1	11%
Finance and insurance, net per vehicle sold—same store(1)	$1,332	$1,314	$18	1%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $22.1 million (11%) during 2014 as compared to 2013, primarily due to a 5% increase in same store retail unit sales and $7.5 million derived from acquisitions and other new stores. The $18 (1%) increase in same store F&I per vehicle sold was primarily attributable to improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improved availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General and Administrative Expense—

	For the Year Ended December 31,					% of Gross Profit (Decrease) Increase
	2014	% of Gross Profit	2013	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$303.2	32.0%	$286.0	32.6%	$17.2	(0.6)%
Sales compensation	98.5	10.4%	94.5	10.8%	4.0	(0.4)%
Share-based compensation	8.6	0.9%	9.0	1.0%	(0.4)	(0.1)%
Outside services	69.7	7.4%	61.1	7.0%	8.6	0.4%
Advertising	31.8	3.4%	32.8	3.7%	(1.0)	(0.3)%
Rent	30.8	3.3%	32.9	3.8%	(2.1)	(0.5)%
Utilities	15.2	1.6%	14.2	1.6%	1.0	—%
Insurance	10.9	1.2%	10.2	1.2%	0.7	—%
Other	85.7	8.9%	77.1	8.8%	8.6	0.1%
Selling, general and administrative expense—same store(1)	654.4	69.1%	617.8	70.5%	36.6	(1.4)%
Acquisitions and new stores	17.2		—
Selling, general and administrative—actual	$671.6	69.4%	$617.8	70.5%	$53.8	(1.1)%
Gross profit—same store(1)	$947.5		$876.0
Gross profit—actual	$967.2		$876.0
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 69.1% for 2014 compared to 70.5% for 2013. The 140 basis point decrease was primarily attributable to a 60 basis point decrease in personnel costs as a result of further leveraging our fixed cost structure and a 50 basis point decrease in rent expense primarily as a result of our purchase of certain previously leased real estate throughout 2013 and early 2014.

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
Depreciation and Amortization Expense —
The $2.1 million (9%) increase in depreciation and amortization expense during 2014 when compared to 2013 was primarily the result of (i) our purchase of certain previously leased real estate throughout 2013 and early 2014, (ii) additional fixed assets acquired in acquisitions and (iii) the completion of certain construction projects that resulted in newly depreciable assets placed into service during 2014.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. During 2014, we recognized $1.3 million of charges related to property and equipment disposals. During 2013, we recognized (i) approximately $5.5 million of lease termination charges as a result of our purchase of certain previously leased real estate and (ii) $1.8 million of charges related to property and equipment disposals.
Floor Plan Interest Expense —
The $0.1 million (1)% decrease in floor plan interest expense during 2014 when compared to 2013 was primarily the result of lower interest rates partially offset by generally higher new vehicle inventory levels, including new vehicle inventory associated with recent acquisitions.
Other Interest Expense —
Other interest expense decreased $0.1 million from $39.0 million in 2013 to $38.9 million in 2014. During 2014 our mortgage interest expense increased approximately $4.5 million (59%) as result of our decision to mortgage certain owned dealership properties, the majority of which was completed during the second half of 2013 and throughout 2014. Offsetting the increase in mortgage interest expense was a $4.3 million decrease in our Senior Subordinated Notes interest expense, due primarily to the redemption of our 7.625% Notes in September of 2013.
Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments during 2014 and 2013 was $2.0 million and $2.5 million, respectively. The $0.5 million decrease in swap interest expense during 2014 when compared to 2013 is primarily the result of a $1.9 million decrease in amortization expense of a previously terminated swap, partially offset by approximately $1.4 million of additional swap expense as a result of an interest rate swap entered into during the fourth quarter of 2013.
Loss on Extinguishment of Long-Term Debt —
During 2014, we recognized a $31.9 million loss on the redemption of all of the $300.0 million of our outstanding 8.375% Notes, consisting of (i) $33.9 million of premiums paid to and redeem the 8.375% Notes in accordance with the terms thereof, (ii) a $6.1 million write-off of unamortized debt issuance costs associated with the 8.375% Notes and (iii) $0.1 million of third-party costs associated with the redemption of the 8.375% Notes, partially offset by $8.2 million in unamortized premium associated with our 8.375% Notes.
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
Income Tax Expense—
The $6.8 million (11%) increase in income tax expense was primarily a result of the $17.7 million (11%) increase in income before income taxes in 2014 compared to 2013. Our effective tax rate was 38.8% for both 2013 and 2014. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income.

As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2015 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2015.
Discontinued Operations—
The $0.4 million, net of tax, net loss from discontinued operations in 2014 consist of net operating losses of franchises sold prior to December 31, 2014, including rent and other expenses of idle facilities.
During 2013, we sold one franchise (one dealership location) that was classified as discontinued operations. The $8.0 million, net of tax, net gain from discontinued operations in 2013 includes an $8.9 million, net of tax, gain on the sale of one franchise (one dealership location), which was partially offset by $0.9 million, net of tax, of net operating losses of franchises sold prior to December 31, 2014, including rent and other expenses of idle facilities.
We continuously evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and may continue to refine our dealership portfolio through strategic acquisitions or divestitures from time to time.
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business. We adopted the standard in January 2015. We expect that any future disposals of our dealerships will not be reported as discontinued operations and that the results of operations of any such disposed dealerships, including revenues, costs and any gains or losses on disposal, will be classified as continuing operations within our Consolidated Statements of Income for all periods presented through the date of disposition.

RESULTS OF OPERATIONS
The Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$2,952.2	$2,608.3	$343.9	13%
Used vehicle	1,564.2	1,301.6	262.6	20%
Parts and service	611.6	565.3	46.3	8%
Finance and insurance, net	206.9	166.6	40.3	24%
Total revenues	5,334.9	4,641.8	693.1	15%
GROSS PROFIT:
New vehicle	181.3	166.5	14.8	9%
Used vehicle	120.1	104.1	16.0	15%
Parts and service	367.7	326.6	41.1	13%
Finance and insurance, net	206.9	166.6	40.3	24%
Total gross profit	876.0	763.8	112.2	15%
OPERATING EXPENSES:
Selling, general and administrative	617.8	554.9	62.9	11%
Depreciation and amortization	24.3	22.6	1.7	8%
Other operating expense, net	7.8	0.4	7.4	NM
Income from operations	226.1	185.9	40.2	22%
OTHER EXPENSES:
Floor plan interest expense	(12.5)	(11.6)	0.9	8%
Other interest expense, net	(39.0)	(35.6)	3.4	10%
Swap interest expense	(2.5)	(5.0)	(2.5)	(50)%
Convertible debt discount amortization	—	(0.4)	(0.4)	NM
Loss on extinguishment of long-term debt	(6.8)	—	6.8	NM
Total other expense, net	(60.8)	(52.6)	8.2	16%
Income before income taxes	165.3	133.3	32.0	24%
INCOME TAX EXPENSE	64.2	50.0	14.2	28%
INCOME FROM CONTINUING OPERATIONS	101.1	83.3	17.8	21%
DISCONTINUED OPERATIONS, net of tax	8.0	(1.1)	9.1	NM
NET INCOME	$109.1	$82.2	$26.9	33%
Income from continuing operations per common share—Diluted	$3.25	$2.64	$0.61	23%
Net income per common share—Diluted	$3.51	$2.61	$0.90	34%
______________________________
NM- Not Meaningful

	For the Year Ended December 31,
	2013	2012
REVENUE MIX PERCENTAGES:
New vehicles	55.3%	56.2%
Used retail vehicles	25.8%	23.7%
Used vehicle wholesale	3.5%	4.3%
Parts and service	11.5%	12.2%
Finance and insurance, net	3.9%	3.6%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	20.7%	21.8%
Used retail vehicles	13.9%	13.7%
Used vehicle wholesale	(0.2)%	(0.1)%
Parts and service	42.0%	42.8%
Finance and insurance, net	23.6%	21.8%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	70.5%	72.6%

Net income and income from continuing operations increased by $26.9 million (33%) and $17.8 million (21%), respectively, during 2013 as compared to 2012. The increase in income from continuing operations was primarily the result of a $112.2 million (15%) increase in gross profit, which was partially offset by (i) a $62.9 million (11%) increase in SG&A expenses, (ii) a $6.8 million loss on the redemption of our 7.625% Notes and (iii) a $7.4 million increase in other operating expense due primarily to real estate related charges. Net income for 2013 was positively impacted by by the sale of one franchise (one dealership location), which resulted in an $8.9 million net-of-tax gain, which is included in discontinued operations, net.
Gross profit increased across all four of our business lines and was driven by (i) $41.1 million (13%) increase in parts and service gross profit, (ii) a $40.3 million (24%) increase in F&I gross profit, (iii) a $16.0 million (15%) increase in used vehicle gross profit and (iv) a $14.8 million (9%) increase in new vehicle gross profit. Our total gross profit margin decreased 10 basis points to16.4%, primarily as a result of (i) a 30 basis point decrease in our same store new vehicle retail gross margin and (ii) a 60 basis point decrease in our same store used vehicle retail gross margin, which was partially offset by a 230 basis point increase in our same store parts and service gross margin.
The $693.1 million (15%) increase in total revenue was primarily a result of (i) an $343.9 million (13%) increase in new vehicle revenue, (ii) a $262.6 million (20%) increase in used vehicle revenue.

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

The $343.9 million (13%) increase in new vehicle revenue was primarily a result of a 7% increase in same store new vehicle unit sales, combined with a 3% increase in same store revenue per new vehicle sold. Our total new vehicle revenue also benefited from $63.8 million derived from acquisitions. Same store unit volumes for our luxury, mid-line import and domestic brands increased 13%, 7%, and 9% respectively, reflecting (i) a general increase in consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) an improvement in the availability of new vehicle inventory from which to choose. New vehicle SAAR increased by 8% to 15.6 million for 2013 as compared to 14.5 million in 2012, which contributed to the unit volume increase in each of our three brand segments.
Total new vehicle gross profit increased by $14.8 million (9%), primarily driven by the 7% increase in same store new vehicle unit sales as well as a $4.0 million in gross profit derived from acquisitions. Partially offsetting these increases was a 30 basis point (5%) decrease in our same store new vehicle gross profit margin. Our same store gross profit per new vehicle sold decreased by $17 (1%), largely driven by our luxury brands.
Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$1,340.3	$1,102.0	$238.3	22%
Used vehicle retail revenues—acquisitions	34.6	—
Total used vehicle retail revenues	1,374.9	1,102.0	272.9	25%

Used vehicle wholesale revenues—same store(1)	186.3	199.6	(13.3)	(7)%
Used vehicle wholesale revenues—acquisitions	3.0	—
Total used vehicle wholesale revenues	189.3	199.6	(10.3)	(5)%
Used vehicle revenue, as reported	$1,564.2	$1,301.6	$262.6	20%
Gross profit:
Used vehicle retail gross profit—same store(1)	$119.8	$104.5	$15.3	15%
Used vehicle retail gross profit—acquisitions	2.3	—
Total used vehicle retail gross profit	122.1	104.5	17.6	17%

Used vehicle wholesale gross profit—same store(1)	(2.0)	—	(2.0)	NM
Used vehicle wholesale gross profit—acquisitions	—	—
Total used vehicle wholesale gross profit	(2.0)	—	(2.0)	NM
Used vehicle gross profit, as reported	$120.1	$104.5	$15.6	15%
Used vehicle retail units:
Used vehicle retail units—same store(1)	67,768	57,434	10,334	18%
Used vehicle retail units—acquisitions	1,686	—
Used vehicle retail units—actual	69,454	57,434	12,020	21%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
Revenue per used vehicle retailed—same store(1)	$19,778	$19,187	$591	3%
Gross profit per used vehicle retailed—same store(1)	$1,768	$1,819	$(51)	(3)%
Used vehicle retail gross margin—same store(1)	8.9%	9.5%	(0.6)%	(6)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $262.6 million (20%) increase in used vehicle revenue was the result of an 18% increase in the same store used vehicle retail unit sales, a 3% increase in same store revenue per used vehicle retailed and $3.0 million derived from acquisitions. These increases were partially off set by a $10.3 million (5%) decrease in used vehicle wholesale revenue. The 18% increase in same store used vehicle retail unit sales reflects increased consumer demand, the continued availability of credit at terms favorable to the customer and the ongoing impact of our Asbury 1-2-1 program.

The $17.6 million (17%) increase in used vehicle retail gross profit was driven primarily by higher unit volumes, partially offset by a 60 basis point decrease in our same store used vehicle retail gross margin. The decrease in our same store used vehicle gross margin can partially be attributed to margin pressures created by the general increase in the supply of used vehicles as a result of customer trade-ins and vehicles coming off lease. During 2013, we also increased our focus on selling more used vehicles as retail units instead of wholesale units as a result of our ongoing Asbury 1-2-1 program, which primarily accounts for the $13.3 million (7%) decrease in same store wholesale revenue.

Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$600.3	$565.3	$35.0	6%
Parts and service revenues—acquisitions	11.3	—
Parts and service revenue, as reported	$611.6	$565.3	$46.3	8%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$211.4	$202.2	$9.2	5%
Reconditioning and preparation	82.9	66.8	16.1	24%
Warranty	47.5	38.8	8.7	22%
Wholesale parts	19.1	18.8	0.3	2%
Total parts and service gross profit—same store(1)	360.9	326.6	34.3	11%
Parts and service gross profit—acquisitions	6.8	—
Parts and service gross profit, as reported	$367.7	$326.6	$41.1	13%
Parts and service gross margin—same store(1)	60.1%	57.8%	2.3%	4%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $46.3 million (8%) increase in parts and service revenue was primarily due to (i) a $18.4 million (5%) increase in same store customer pay revenue, (ii) a $13.0 million (16%) increase in same store warranty revenue and (iii) $11.3 million derived from acquisitions. The 230 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including a 24% increase in gross profit from reconditioning and preparation of vehicles, a 22% increase in warranty gross profit and a 5% increase in our customer pay parts and service gross profit. The $16.1 million increase in reconditioning and preparation gross profit was primarily driven by a 18% increase in our same store used vehicle retail unit sales and a 7% increase in our same store new vehicle retail unit sales. Gross profit associated with warranty work increased by $8.7 million (22%), partially due to certain manufacturer recalls that occurred during 2013, as well as increased units in operation as sales of new vehicles in the United States continued to increase over the past few years.

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

F&I increased by $40.3 million (24%) during 2013 as compared to 2012, primarily due to (i) a 13% increase in same store retail unit sales, (ii) an 8% increase in F&I per vehicle sold and (iii) $5.8 million derived from acquisitions. The $96 increase in F&I per vehicle sold was primarily attributable to improvement in the number of F&I contracts sold as a percentage of retail unit sales (also known as our F&I penetration rate), which was driven by (i) the improving availability of consumer credit, which allowed more of our customers to take advantage of a broader array of F&I products, (ii) the addition of key personnel to our F&I management team and (iii) our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit (Decrease) Increase
	2013	% of Gross Profit	2012	% of Gross Profit
	(Dollars in millions)
Personnel costs	$280.7	32.7%	$254.9	33.4%	$25.8	(0.7)%
Sales compensation	92.4	10.8%	80.2	10.5%	12.2	0.3%
Share-based compensation	9.0	1.1%	7.1	0.9%	1.9	0.2%
Outside services	59.7	7.0%	55.2	7.2%	4.5	(0.2)%
Advertising	31.8	3.7%	27.8	3.6%	4.0	0.1%
Rent	32.9	3.8%	35.5	4.6%	(2.6)	(0.8)%
Utilities	13.9	1.6%	14.1	1.8%	(0.2)	(0.2)%
Insurance	9.9	1.2%	10.9	1.4%	(1.0)	(0.2)%
Other	76.0	8.8%	69.2	9.2%	6.8	(0.4)%
Selling, general and administrative expense—same store(1)	606.3	70.7%	554.9	72.6%	51.4	(1.9)%
Acquisitions	11.5		—
Selling, general and administrative—actual	$617.8	70.5%	$554.9	72.6%	$62.9	(2.1)%
Gross profit—same store(1)	$857.1		$763.8
Gross profit—actual	$876.0		$763.8
______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 70.7% for 2013 as compared to 72.6% for 2012. The 190 basis point decrease was primarily attributable to (i) a 70 basis point decrease in personnel costs as a result of further leveraging our fixed cost structure, (ii) a 80 basis point decrease in rent expense primarily as a result of our purchase of certain previously lease real estate during the second half of 2012 and throughout 2013.

Depreciation and Amortization Expense —
The $1.7 million (8%) increase in depreciation and amortization expense during 2013 when compared to 2012 was primarily the result of our purchase of certain previously leased real estate during the second half of 2012 and throughout 2013.
Other Operating Expense net —
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
Other Interest Expense —
The $3.4 million (10%) increase in other interest expense was primarily due to a $3.7 million increase in our mortgage interest expense as result of our decision to mortgage certain owned dealership properties, the majority of which was completed during the second half of 2012 and throughout 2013. In June 2013, we completed an add-on issuance of $100.0 million aggregate principal amount of 8.375% Notes.  In September 2013, we used proceeds from this offering and borrowings under our real estate credit agreement to redeem all of our 7.625% Notes.
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
Income Tax Expense—
The $14.2 million (28%) increase in income tax expense was primarily a result of the $32.0 million (24%) increase in income before income taxes in 2013 as compared to 2012. Our effective tax rate increased from 37.5% in 2012 to 38.8% in 2013, primarily as a result of (i) a decrease in tax exempt income in 2013 compared to 2012 and (ii) a release of certain tax reserves in 2012.
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

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2014, we had total available liquidity of $285.0 million, which consisted of cash and cash equivalents of $2.9 million, $25.9 million of availability under our floor plan offset account, and borrowing availability of $164.7 million and $91.5 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of December 31, 2014, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.
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
We currently have the following material credit facilities, floor plan facilities, real estate credit agreement, mortgage notes and senior subordinated notes. For a more detailed description of the material terms of our senior secured credit facilities, real estate credit agreement, mortgage notes and senior subordinated notes, refer to the “Floor Plan Notes Payable” and “Long-Term Debt” footnotes in the accompanying consolidated financial statements.

•
Revolving credit facility — a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of December 31, 2014, we had $10.3 million in outstanding letters of credit, resulting in $164.7 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of December 31, 2014.

•
New inventory floor plan facilities — an $825.0 million senior secured new vehicle revolving floor plan facility. In connection with the new vehicle floor plan facility, we established an account with Bank of America, N.A. (“Bank of America”) that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in floor plan interest expense on our Consolidated Statements of Income. As of December 31, 2014, we had $25.9 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations. As of December 31, 2014, we had $650.3 million, net, outstanding under our senior secured new vehicle revolving floor plan facility and $116.5 million outstanding under our floor plan facility with Ford.

•
Used vehicle floor plan facility — a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. As of December 31, 2014, we had $2.0 million outstanding under our used vehicle revolving floor plan facility, which was drawn for general corporate purposes, and $91.5 million of remaining borrowing availability under our used vehicle revolving floor plan facility.

•
Real estate credit agreement — a real estate term loan credit agreement with an initial principal value of $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of December 31, 2014, the outstanding balance under the real estate credit agreement was $71.5 million.

•
Mortgage notes — as of December 31, 2014, we had $232.3 million of mortgage note obligations (excluding amounts outstanding under our real estate credit agreement). Included in the $232.3 million of mortgage note obligations was $190.5 million financed by captive finance companies affiliated with our manufacturing partners. These obligations are collateralized by the related real estate at our applicable owned dealership locations.

•
6.0% Senior Subordinated Notes due 2024 (“6.0% Notes”) — as of December 31, 2014 we had $400.0 million in aggregate principal amount of our 6.0% Notes outstanding. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until their maturity on December 15, 2024. For additional information on the 6.0% Notes, see “Debt Refinancing Activities” below.

Under the terms of the senior secured credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floor plan indebtedness, (ii) certain refinancings, refunds, renewals or extensions of existing indebtedness, and (iii) other customary permitted indebtedness.
Debt Refinancing Activities
In December 2014, we completed a refinancing of certain of our long-term debt, which included the issuance of $400.0 million of our 6.0% Notes, the proceeds of which were primarily used to redeem all of our outstanding $300.0 million aggregate principal amount of 8.375% Notes. In connection therewith, we entered into an amendment to our Credit Agreement (defined below) which amendment revised the covenant restricting the Company's ability to make certain restricted payments, including payments to purchase shares of common stock, to generally be consistent with the covenant governing such payments as contained in the Indenture, as described below.
We recognized a $31.9 million loss in connection with this refinancing, which is included in Loss on Extinguishment of Long-Term Debt, net on the accompanying Consolidated Statements of Income and consisted of (i) $33.9 million of premiums in connection with the redemption of the 8.375% Notes, (ii) a $6.1 million write-off of unamortized debt issuance costs associated with the 8.375% Notes and (iii) $0.1 million of third-party costs associated with the redemption of the 8.375% Notes, partially offset by $8.2 million in unamortized premium associated with our 8.375% Notes.
The indenture governing the 6.0% Notes (the “Indenture”) provides us with additional flexibility to make certain restricted payments, including payments to repurchase additional shares of our common stock than what was contained in the indenture governing our 8.375% Notes.
Credit Agreement
We and certain of our subsidiaries are party to a credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the other agents and lenders party thereto (the “Restated Credit Agreement”). The Restated Credit Agreement provides for our senior secured credit facilities, consisting of:
•a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit;
•an $825.0 million new vehicle revolving floor plan facility; and
•a $100.0 million used vehicle revolving floor plan facility
Each of the above provisions is subject to limitations on borrowing availability as set out in the Restated Credit Agreement. The Restated Credit Agreement matures, and all amounts outstanding thereunder will be due and payable, on August 8, 2018.
In October 2014, we amended the Restated Credit Agreement, effectively increasing our ability to repurchase shares of our common stock and pay cash dividends. In December 2014, we further amended the Restated Credit Agreement to, among other things, align the restricted payment covenants under the Restated Credit Agreement with those under the Indenture and to thus provide us with additional flexibility to make certain restricted payments, including payments to repurchase additional shares of our common stock. We paid approximately $0.7 million in fees in connection with these amendments, which were capitalized and are being amortized to Other Interest Expense and Floor Plan Interest Expense over the remaining term of the Restated Credit Agreement.
Our ability to make these restricted payments under the Restated Credit Agreement and Indenture are subject to a number of important qualifications described under “—Covenants” below.

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
Borrowings under the new vehicle revolving floor plan facility bear interest, at our option, based on LIBOR plus 1.25% or the Base Rate plus 0.25%. Borrowings under the used vehicle revolving floor plan facility bear interest, at our option, based on LIBOR plus 1.50% or the Base Rate plus 0.50%.
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
Mortgage Financings
During 2014, we entered into eight fixed rate mortgage notes payable which are collateralized by the related real estate at eight of our owned dealership locations. The initial principal amount of the mortgage notes payable was $73.2 million. In connection with our entrance into these mortgage notes payable, we paid approximately $0.8 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage notes payable. All eight mortgages were financed by the captive finance companies affiliated with two of our manufacturing partners.
On February 3, 2015, certain of our subsidiaries entered into an amended and Restated Master Loan Agreement (the “Restated Master Loan Agreement”) with Wells Fargo. The Restated Master Loan Agreement provides for term loans to certain of the Company’s subsidiaries that are borrowers under the Restated Master Loan Agreement (collectively, the “Real Estate Borrowers”) in an aggregate amount not to exceed $100.0 million (the “Restated Master Loan Facility”), subject to customary terms and conditions.
Borrowings under the Restated Master Loan Facility are guaranteed by the Company pursuant to a second amended and restated unconditional guaranty (the “Company Guaranty”), and each operating dealership subsidiary of the Company whose real estate is financed under the Restated Master Loan Facility, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed under the Restated Master Loan Agreement.
The Borrowers under the Restated Master Loan Facility may borrow thereunder from time to time during the period beginning on February 3, 2015 until and including February 1, 2016 (the “Draw Termination Date”). As of February 2015, there was $17.1 million outstanding under the Restated Master Loan Facility, which amount was outstanding under the Master Loan Agreement prior to its amendment and restatement. The proceeds from future borrowings under from the Restated Master Loan Facility are expected to be used to for general corporate purposes. Term loans under the Restated Master Loan Facility bear interest based on LIBOR plus 2.50%. After the Draw Termination Date, the Borrowers are required to make 108 equal monthly principal payments based on a hypothetical 19 year amortization schedule, with a balloon repayment of the outstanding principal amount of loans due on February 1, 2025. The Borrowers can voluntarily prepay any loan in whole or in part any time without premium or penalty.
Covenants
We are subject to a number of customary covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants as of December 31, 2014. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants was waived. In many cases, defaults under one of our agreements could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the Restated Credit Agreement include, among others, a requirement to comply with a minimum consolidated current ratio and consolidated fixed charge coverage ratio (each as defined in the Restated Credit Agreement) and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Restated Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets.
As discussed above, we amended our Restated Credit Agreement in December 2014 to revise the covenant restricting our ability to make certain restricted payments, including payments to repurchase additional shares of our common stock, among other things, to generally be consistent with the covenant governing such payments as contained in the Indenture.  The Restated Credit Agreement and the Indenture currently allow for restricted payments without limit so long as our consolidated total leverage ratio (as defined in the Restated Credit Agreement and the Indenture) is no greater than 3.0 to 1 after giving effect to such proposed restricted payments. In the event that our consolidated total leverage ratio does (or would) exceed 3.0 to 1, the Restated Credit Agreement and the Indenture would then also allow for restricted payments under the following mutually exclusive parameters, subject to certain exclusions:

•	Restricted payments in an aggregate amount not to exceed $20.0 million in any fiscal year;

•	General restricted payments allowance of $150.0 million; and

•
Subject to our continued compliance with a fixed charge coverage ratio as set out in the Indenture, restricted payments capacity additions (or subtractions if negative) equal to (i) 50% of our net income (as defined in the Restated Credit Agreement and the Indenture) beginning on October 1, 2014 and ending on the date of the most recently completed fiscal quarter (the “Measurement Period”), plus (ii) 100% of any cash proceeds we receive from the sale of equity interests during the Measurement Period minus (iii) the dollar amount of share purchases made and dividends paid on or after December 4, 2014.

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
The representations, warranties and covenants contained in the Restated Master Loan Agreement, the Company Guaranty and the related documents include, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Company Guaranty. In addition, certain other covenants could restrict the Company’s ability to incur additional debt, pay dividends or acquire or dispose of assets. The Restated Master Loan Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the Borrowers or, failing such compliance, the Company, could be required to immediately repay all amounts outstanding under the Restated Master Loan Facility.
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
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions described in “Covenants” above.
Effective January 1, 2013, our Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock in open market transactions (the “2013 Repurchase Plan”). Subsequently, on January 30, 2014, our Board of Directors terminated the 2013 Repurchase Plan and authorized a new share repurchase program (the “2014 Repurchase Plan”).

During 2014, we repurchased an aggregate of 2,349,494 shares of our common stock for $161.4 million under the 2013 Plan and 2014 Repurchase Plan, as amended to date.

As of January 28, 2015, we have the authority to repurchase up to an aggregate of $300.0 million of common stock under the 2014 Plan.  The 2014 Repurchase Plan has no stated expiration date and any associated repurchases may be completed in open market, or privately negotiated, transactions from time to time.  Any repurchases will be subject to applicable limitations in our debt or other financing agreements and may be existence from time to time.
During 2014, we also repurchased 123,774 shares of our common stock for $6.3 million from employees in connection with a net share settlement feature of employee equity-based awards.
Contractual Obligations
As of December 31, 2014, we had the following contractual obligations (in millions):

	Payments due by period (in millions)
	2015	2016	2017	2018	2019	Thereafter	Total
Floor plan notes payable	$766.8	$—	$—	$—	$—	$—	$766.8
Operating leases	30.3	29.3	27.2	25.2	22.8	68.9	203.7
Long-term debt	28.7	11.9	12.3	12.7	44.5	597.3	707.4
Interest on long-term debt (a)	34.3	33.3	32.9	32.5	31.6	137.2	301.8
Total	$860.1	$74.5	$72.4	$70.4	$98.9	$803.4	$1,979.7

(a)	Includes variable interest calculated using an estimated LIBOR rate of 0.17%, and assumes that borrowings will not be refinanced upon maturity.

Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle (“Non-Trade”), and all floor plan notes payable relating to pre-owned vehicles (together referred to as “Floor Plan Notes Payable - Non-Trade”), are classified as financing activities on the accompanying Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable - Trade”) is classified as an operating activity on the accompanying Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity in the accompanying Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. Repayments of Floor Plan Notes Payable - Trade associated with divestitures are classified as an operating activity. Repayments of Floor Plan Notes Payable - Non-Trade associated with divestitures are classified as a financing activity.
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
During the fourth quarter of 2014, our floor plan facility with Ford terminated in accordance with its terms on the maturity date thereof. At that time, all amounts outstanding thereunder were repaid with an equivalent amount of additional borrowings under our senior secured new vehicle revolving floor plan facility.  We subsequently re-established our floor plan facility with

Ford, and thus repaid all amounts outstanding under our new vehicle revolving floor plan facility related to Ford vehicles with an equivalent amount of borrowings under the re-established Ford floor plan facility.
Cash provided by operating activities, as adjusted, includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the manufacturer from which we purchase the related new vehicles and all floor plan notes payable relating to pre-owned vehicles. Cash provided by operating activities, as adjusted, has material limitations, and therefore, may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures.
We have provided below a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Reconciliation of Cash provided by (used in) operating activities to Cash provided by operating activities, as adjusted
Cash provided by (used in) operating activities, as reported	$84.2	$50.7	$(20.7)
New vehicle floor plan borrowings - non-trade, net	109.0	21.9	135.4
Cash provided by operating activities, as adjusted	$193.2	$72.6	$114.7
Operating Activities—
Net cash provided by operating activities totaled $84.2 million and $50.7 million for the years ended December 31, 2014 and 2013. Net cash used in operating activities totaled $20.7 million for the year ended December 31, 2012. Net cash provided by operating activities, as adjusted, totaled $193.2 million, $72.6 million and $114.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $120.6 million increase in our net cash provided by operating activities, as adjusted, for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily the result of the following:

•
$126.8 million related to a decrease in inventory, net of floor plan notes payable, primarily as a result of an $87.1 million net increase in our floor plan borrowings during 2014 and a $37.3 million net increase in inventory in 2014 compared to 2013 related to acquisitions included in investing activities; and

•	$40.8 million increase in net income adjusted for non-cash items primarily attributable to the $31.9 million loss on debt extinguishment in 2014.
The increase in our cash provided by operating activities, as adjusted, was partially offset by:

•	$8.6 million related to a decrease in accounts payable and accrued expenses during 2014 when compared to 2013;

•	$22.2 million related to a net increase in other current assets, primarily related to an increase in our loaner vehicle inventory and the turnover of that inventory; and

•
$13.3 million related to (i) sales volume and the timing of collection of accounts receivable and contracts-in-transit and (ii) a decrease in proceeds from the sale of accounts receivable during 2014 as compared to 2013.

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

Investing Activities—
Net cash used in investing activities totaled $230.8 million, $125.5 million and $113.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Capital expenditures, excluding the purchase of real estate, lease buyouts and capitalized interest, were $57.5 million, $49.9 million and $56.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Purchases of real estate totaled $15.9 million, $10.7 million and $12.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. In addition, we purchased previously leased property for $5.0 million, $35.7 million and $17.5 million during the years ended December 31, 2014, 2013, and 2012, respectively. Capital expenditures and purchases of real estate in 2014 included capital investment in our previously announced stand-alone used vehicle stores branded as “Q auto”. We opened three Q auto stores in 2014.

We expect that capital expenditures during 2015 will total approximately $45.0 million to upgrade our existing facilities, expand our service capacity and invest in technology and equipment. As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
During the year ended December 31, 2014, we acquired four franchises (three dealership locations) for an aggregate purchase price of $152.2 million, of which $45.7 million was financed with floor plan borrowings. During the year ended December 31, 2013, we acquired three franchises (three dealership locations) for an aggregate purchase price of $61.8 million and during the year ended December 31, 2012, we acquired two franchises (two dealership locations) for an aggregate purchase price of $34.7 million.
Proceeds from the sale of assets totaled $0.6 million, $33.9 million and $8.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Included in the proceeds from the sale of assets for the years ended December 31, 2013 and 2012, were $7.5 million and $5.7 million associated with the sale of inventory in connection with the sale of one franchises (one dealership location) and two franchises (two dealership locations), respectively.
Financing Activities—
Net cash provided by financing activities totaled $144.1 million, $74.0 million and $129.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
During the years ended December 31, 2014, 2013 and 2012, we had non-trade floor plan borrowings of $3.72 billion, $3.18 billion and $2.98 billion, respectively. Included in the $3.72 billion and $2.98 billion of non-trade floor plan borrowings were $18.4 million and $2.9 million decreases in our floor plan offset account for the years ended December 31, 2014 and 2012, respectively. In addition, during 2014 and 2013 we had non-trade floor plan borrowings of $45.7 million and $11.3 million related to our acquisition of four franchises (three dealership locations) and three franchises (three dealership locations), respectively. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the years ended December 31, 2014, 2013 and 2012, we made non-trade floor plan repayments of $3.61 billion, $3.16 billion, and $2.85 billion respectively. Included in the $3.16 billion, of non-trade floor plan repayments was a $31.7 million increase in our floor plan offset account for the year ended December 31, 2013. In addition, during the years ended December 31, 2013 and 2012 we made non-trade floor plan repayments of $5.4 million and $4.6 million related to the divestitures of one franchises (one dealership location) and two franchises (two dealership locations), respectively.

Proceeds from borrowings totaled $473.2 million for the year ended December 31, 2014 and consisted of (i) $400 million of gross proceeds associated with our previously disclosed December 2014 Offering (prior to deducting the initial purchasers' discounts and expenses) and (ii) $73.2 million related to eight fixed rate mortgage notes payable, collateralized by the related real estate at eight of our owned dealership locations with captive finance companies affiliated with two of our manufacturing partners. We paid a total of $8.7 million in debt issuance costs associated with these borrowings.
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
Repayments of borrowings totaled $311.0 million, $151.9 million and $59.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Included in repayments for the year ended December 31, 2014 is $300.0 million related to the previously disclosed redemption of our outstanding 8.375% Notes, which were redeemed in December 2014 and scheduled mortgage repayments.  Included in repayments for the year ended December 31, 2013 is $143.2 million related to the previously disclosed redemption of our outstanding 7.625% Notes, which were redeemed in September 2013 and scheduled mortgage repayments. During the year ended December 31, 2012, we repaid $41.0 million of mortgage notes payable prior to their associated maturity and the remaining $15.1 million in aggregate principal amount of our 3% Convertible Notes, which matured in September 2012.
During 2014, we repurchased a total of 2,349,494 shares of our common stock under our authorized repurchase programs for a total of $161.4 million and 123,774 shares of our common stock for $6.3 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 19 and 20 of our accompanying consolidated financial statements.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual amounts could differ from those estimates. On an ongoing basis, management evaluates their estimates and assumptions and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting estimates described below are those that require management judgments, and therefore are critical to understanding our results of operations. Management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of our board of directors.
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
F&I Chargeback Reserve—
We receive commissions from the sale of vehicle service contracts, credit life insurance and disability insurance to customers. In addition, we receive commissions from financing institutions for arranging customer financing. We may be charged back (“chargebacks”) for finance, insurance or vehicle service contract commissions in the event a customer prepays or defaults on a retail sales contract or cancels an insurance or warranty contract. The revenues from financing fees and commissions are recorded at the time the vehicles are sold and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product but generally total between 9% and 14% of F&I revenues. Our F&I chargebacks from continuing operations for the years ended December 31, 2014, 2013, and 2012 were $31.0 million, $29.6 million, and $21.3 million, respectively. Our chargeback reserves were $31.3 million and $26.4 million as of December 31, 2014 and December 31, 2013, respectively. Total chargebacks as a percentage of F&I revenue for the years ended December 31, 2014 and 2013, were 12% and 13%, respectively. A 1% change in our estimate for all our products would have changed finance and insurance, net on our accompanying Consolidated Statement of Income for the year ended December 31, 2014 by approximately $2.6 million.
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
Our used vehicle sales histories have indicated that our losses range between 3% and 4% of our original used vehicle inventory cost.

Used vehicle losses (original inventory cost in excess of sales price)—	(In millions)
For the year ended December 31, 2014	$21.7
For the year ended December 31, 2013	$13.7
For the year ended December 31, 2012	$9.4

Used vehicle lower of cost or market reserve—	Reserve Amount (in millions)	Percentage of Used Vehicle Inventory
As of December 31, 2014	$5.8	3.9%
As of December 31, 2013	$5.1	4.0%
As of December 31, 2014, each 1% change in our estimate would change our used vehicle reserve by approximately $1.5 million.
Insurance Reserves—
We are self-insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property and general liability claims. We maintain and review at least monthly our claim and loss history to assist in assessing our future liability for these claims. We also use professional service providers, such as account administrators and actuaries, to help us accumulate and assess this information. As of December 31, 2014 and December 31, 2013, we had $14.4 million and $15.8 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property and general liability claims. Expenses associated with employee medical, workers compensation, property and general liability claims from continuing operations, including premiums for insurance coverage, for the years ended December 31, 2014, 2013 and 2012, totaled $27.1 million, $25.2 million and $23.2 million, respectively.
Manufacturer Franchise Rights—
Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The fair market value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Due to the fact that manufacturer franchise rights are specific to the location in which we acquire a dealership, we have determined that the dealership is the unit of account for purposes of testing franchise rights for impairment. We do not amortize manufacturer franchise rights.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $766.7 million of total variable interest rate debt (including floor plan notes payable) outstanding as of December 31, 2014, a 1% change in interest rates could result in a change of as much as $7.7 million to our annual other interest expense.
We received $27.7 million of floor plan assistance from certain automobile manufacturers during 2014. Floor plan assistance reduced cost of sales (including amounts classified as discontinued operations) for the year ended December 31, 2014 by $27.6 million and reduced new vehicle inventory by $6.3 million and $6.2 million as of December 31, 2014 and December 31, 2013, respectively. Although we can provide no assurance as to the amount of future floor plan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floor plan assistance from certain automobile manufacturers.
Hedging Risk
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap was $71.5 million as of December 31, 2014 and is reducing over its remaining term to $38.7 million at maturity.
We are also party to an interest rate swap agreement which had a notional principal amount of $17.2 million as of December 31, 2014. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
For additional information about the effect of our derivative instruments on the accompanying consolidated financial statements, see Note 14 “Financial Instruments and Fair Value” of the notes thereto.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asbury Automotive Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asbury Automotive Group, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Atlanta, Georgia
February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

We have audited Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Asbury Automotive Group, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three franchises acquired during 2014, which are included in the 2014 consolidated financial statements of Asbury Automotive Group, Inc. and constituted approximately $97.3 million of consolidated assets as of December 31, 2014 and approximately $44.4 million of revenues for the year then ended. Our audit of internal control over financial reporting of Asbury Automotive Group, Inc. also did not include an evaluation of the internal control over financial reporting of the three franchises.

In our opinion, Asbury Automotive Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Asbury Automotive Group, Inc. and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Atlanta, Georgia
February 24, 2015

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2.9	$5.4
Contracts-in-transit	155.6	140.9
Accounts receivable (net of allowance of $1.2 and $1.0, respectively)	107.0	95.7
Inventories	886.0	767.7
Deferred income taxes	10.2	9.4
Assets held for sale	6.4	9.1
Other current assets	108.6	80.4
Total current assets	1,276.7	1,108.6
PROPERTY AND EQUIPMENT, net	741.6	651.5
GOODWILL	104.0	54.5
DEFERRED INCOME TAXES, net of current portion	—	13.1
OTHER LONG-TERM ASSETS	69.7	60.9
Total assets	$2,192.0	$1,888.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$116.5	$74.7
Floor plan notes payable—non-trade	650.3	534.8
Current maturities of long-term debt	28.7	11.1
Accounts payable and accrued liabilities	245.6	213.6
Total current liabilities	1,041.1	834.2
LONG-TERM DEBT	678.7	543.3
DEFERRED INCOME TAXES	3.9	—
OTHER LONG-TERM LIABILITIES	23.4	20.5
COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 40,327,625 and 40,095,557 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	522.6	510.5
Retained earnings	275.1	163.5
Treasury stock, at cost; 11,803,711 and 9,330,443 shares, respectively	(351.7)	(184.0)
Accumulated other comprehensive income (loss)	(1.5)	0.2
Total shareholders’ equity	444.9	490.6
Total liabilities and shareholders’ equity	$2,192.0	$1,888.6

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2014	2013	2012
REVENUES:
New vehicle	$3,230.6	$2,952.2	$2,608.3
Used vehicle	1,741.5	1,564.2	1,301.6
Parts and service	666.6	611.6	565.3
Finance and insurance, net	229.0	206.9	166.6
Total revenues	5,867.7	5,334.9	4,641.8
COST OF SALES:
New vehicle	3,032.3	2,770.9	2,441.8
Used vehicle	1,613.8	1,444.1	1,197.5
Parts and service	254.4	243.9	238.7
Total cost of sales	4,900.5	4,458.9	3,878.0
GROSS PROFIT	967.2	876.0	763.8
OPERATING EXPENSES:
Selling, general and administrative	671.6	617.8	554.9
Depreciation and amortization	26.4	24.3	22.6
Other operating expense, net	1.0	7.8	0.4
Income from operations	268.2	226.1	185.9
OTHER EXPENSES:
Floor plan interest expense	(12.4)	(12.5)	(11.6)
Other interest expense, net	(38.9)	(39.0)	(35.6)
Swap interest expense	(2.0)	(2.5)	(5.0)
Convertible debt discount amortization	—	—	(0.4)
Loss on extinguishment of long-term debt, net	(31.9)	(6.8)	—
Total other expenses, net	(85.2)	(60.8)	(52.6)
Income before income taxes	183.0	165.3	133.3
INCOME TAX EXPENSE	71.0	64.2	50.0
INCOME FROM CONTINUING OPERATIONS	112.0	101.1	83.3
DISCONTINUED OPERATIONS, net of tax	(0.4)	8.0	(1.1)
NET INCOME	$111.6	$109.1	$82.2
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$3.75	$3.29	$2.68
Discontinued operations	(0.02)	0.26	$(0.04)
Net income	$3.73	$3.55	$2.64
Diluted—
Continuing operations	$3.72	$3.25	$2.64
Discontinued operations	(0.01)	0.26	$(0.03)
Net income	$3.71	$3.51	$2.61
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	29.9	30.7	31.1
Stock options	0.0	0.0	0.2
Restricted stock	0.1	0.2	0.1
Performance share units	0.1	0.2	0.1
Diluted	30.1	31.1	31.5

 See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2014	2013	2012

Net income	$111.6	$109.1	82.2
Other comprehensive income (loss) - net of tax:
Change in fair value of cash flow swaps	(2.9)	0.9	—
Amortization of terminated cash flow swaps	—	2.0	4.7
Income tax expense associated with cash flow swaps	1.2	(1.1)	(1.8)
Comprehensive income	$109.9	$110.9	$85.1

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2011	38,911,704	$0.4	$482.6	$(27.8)	7,591,498	$(124.1)	$(4.5)	$326.6
Comprehensive Income:
Net income	—	—	—	82.2	—	—	—	82.2
Amortization of terminated cash flow swaps, net of $1.8 tax benefit	—	—	—	—	—	—	2.9	2.9
Comprehensive income	—	—	—	82.2	—	—	2.9	85.1
Share-based compensation	—	—	7.1	—	—	—	—	7.1
Issuance of common stock in connection with share-based payment arrangements, including $5.4 excess tax benefit	913,004	—	9.3	—	—	—	—	9.3
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	90,679	(2.4)	—	(2.4)
Purchase of treasury shares	—	—	—	—	825,771	(22.9)	—	(22.9)
Balances, December 31, 2012	39,824,708	$0.4	$499.0	$54.4	8,507,948	$(149.4)	$(1.6)	$402.8
Comprehensive Income:
Net income	—	—	—	109.1	—	—	—	109.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.3 tax benefit	—	—	—	—	—	—	0.6	0.6
Amortization of terminated cash flow swaps, net of $0.8 tax benefit	—	—	—	—	—	—	1.2	1.2
Comprehensive income	—	—	—	109.1	—	—	1.8	110.9
Share-based compensation	—	—	9.0	—	—	—	—	9.0
Issuance of common stock in connection with share-based payment arrangements, including $2.3 excess tax benefit	270,849	—	2.5	—	—	—	—	2.5
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	125,192	(4.6)	—	(4.6)
Purchase of treasury shares	—	—	—	—	697,303	(30.0)	—	(30.0)
Balances, December 31, 2013	40,095,557	$0.4	$510.5	$163.5	9,330,443	$(184.0)	$0.2	$490.6
Comprehensive Income:
Net income	—	—	—	111.6	—	—	—	111.6
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.2 tax benefit	—	—	—	—	—	—	(1.7)	(1.7)
Comprehensive income	—	—	—	111.6	—	—	(1.7)	109.9
Share-based compensation	—	—	8.6	—	—	—	—	8.6
Issuance of common stock in connection with share-based payment arrangements, including $3.5 excess tax benefit	232,068	—	3.5	—	—	—	—	3.5
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	123,774	(6.3)	—	(6.3)
Purchase of treasury shares	—	—	—	—	2,349,494	(161.4)	—	(161.4)
Balances, December 31, 2014	40,327,625	$0.4	$522.6	$275.1	11,803,711	$(351.7)	$(1.5)	$444.9

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2014	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$111.6	$109.1	82.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	26.4	24.3	22.6
Stock-based compensation	8.6	9.0	7.1
Deferred income taxes	17.3	15.5	12.6
Loss on extinguishment of debt	31.9	6.8	—
Loaner vehicle amortization	14.0	10.1	9.3
Excess tax benefit on share-based arrangements	(3.5)	(2.3)	(5.4)
Impairment expenses	0.9	—	2.3
Lease termination charges	0.1	5.5	1.8
Loss on disposal of fixed assets	1.2	3.1	0.9
Gain on sale of assets, net	—	(14.6)	(2.1)
Other adjustments, net	1.8	3.0	6.0
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(14.7)	(11.5)	(22.5)
Accounts receivable	(14.0)	(14.9)	(33.3)
Proceeds from the sale of accounts receivable	2.5	13.5	18.3
Inventories	10.6	(46.1)	(76.4)
Other current assets	(110.7)	(88.5)	(65.5)
Floor plan notes payable—trade	2.6	19.6	(10.4)
Accounts payable and accrued liabilities	(2.6)	6.0	29.5
Proceeds from deferred compensation plan termination	—	7.8	—
Distribution of deferred compensation plan assets to participants	—	(7.8)	—
Deferred compensation plan excess funding refund	—	—	3.2
Other long-term assets and liabilities, net	0.2	3.1	(0.9)
Net cash provided by (used in) operating activities	84.2	50.7	(20.7)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(57.5)	(49.9)	(56.4)
Capital expenditures—capitalized interest	(0.8)	(1.3)	(0.9)
Purchases of real estate	(15.9)	(10.7)	(12.6)
Purchases of previously leased real estate	(5.0)	(35.7)	(17.5)
Acquisitions	(152.2)	(61.8)	(34.7)
Proceeds from the sale of assets	0.6	33.9	8.6
Net cash used in investing activities	(230.8)	(125.5)	(113.5)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	3,721.3	3,184.6	2,980.6
Floor plan borrowings—non-trade acquisitions	45.7	11.3	7.8
Floor plan repayments—non-trade	(3,612.3)	(3,162.7)	(2,845.2)
Floor plan repayments—non-trade divestitures	—	(5.4)	(4.6)
Proceeds from borrowings	473.2	237.2	66.2
Repayments of borrowings	(311.0)	(151.9)	(59.1)
Payment of debt issuance costs	(8.7)	(7.0)	(0.7)
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(167.7)	(34.6)	(25.3)
Excess tax benefit on share-based arrangements	3.5	2.3	5.4
Proceeds from the exercise of stock options	0.1	0.2	3.9
Net cash provided by financing activities	144.1	74.0	129.0
Net decrease in cash and cash equivalents	(2.5)	(0.8)	(5.2)
CASH AND CASH EQUIVALENTS, beginning of period	5.4	6.2	11.4
CASH AND CASH EQUIVALENTS, end of period	$2.9	$5.4	$6.2

See Note 18 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2014, 2013 and 2012)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 104 franchises (83 dealership locations) in 18 metropolitan markets within 10 states as of December 31, 2014. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of December 31, 2014, we offered 29 domestic and foreign brands of new vehicles. Our current new vehicle revenue brand mix consists of 47% mid-line imports, 39% luxury, and 14% domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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

In addition, we own and operate three stand-alone used vehicle stores under the “Q auto” brand name in Florida.

Our operating results are generally subject to changes in the economic environment as well as seasonal variations. Historically, we have generated more revenue and operating income in the second, third and fourth quarters than in the first quarter of the calendar year. Generally, the seasonal variations in our operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things.

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
We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected to result from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate an impairment equal to the excess of the carrying amount over the fair market value, and the impairment loss would be charged to operations in the period identified. As a result of impairment tests conducted in 2014, 2013 and 2012, we recorded only immaterial impairments of certain of our property and equipment in those periods.
We capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and is depreciated over the estimated useful lives of the assets.
Acquisitions
Acquisitions are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their fair value as of the acquisition dates. The operations of acquired dealerships are included in the accompanying Consolidated Statements of Income commencing on the date of acquisition.

Goodwill and Other Intangible Assets
Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and how we review the results of our operations, that we have several geographic market-based operating segments. We have determined that the dealerships in each of our operating segments are components that are aggregated into several geographic market-based reporting units for the purpose of testing goodwill for impairment, as they (i) have similar economic characteristics, (ii) offer similar products and services (all of our dealerships offer new and used vehicles, service, parts and third-party finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our dealerships distribute products and services through dealership facilities that market to customers in similar ways) and (v) operate under similar regulatory environments.
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

We completed our annual intangible impairment tests as of October 1, 2014, and no impairment of goodwill or other intangible assets was recognized as a result of such tests.

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
Insurance
We are self-insured for employee medical claims and maintain stop loss insurance for large-dollar individual claims. We have large deductible insurance programs for workers compensation, property and general liability claims. We maintain and review our claim and loss history to assist in assessing our expected future liability for these claims. We also use professional service providers, such as account administrators and actuaries, to help us accumulate and assess this information.

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
Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts. Advertising expense from continuing operations totaled $34.0 million, $32.8 million and $27.8 million for the years ended December 31, 2014, 2013 and 2012, net of earned advertising credits of $16.2 million, $13.5 million and $11.8 million, respectively, and is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income.
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
Amounts in the accompanying Consolidated Statements of Income for the years ended December 31, 2013 and December 31, 2012 have been reclassified to reflect the results of franchises sold or closed during 2014, as if we had classified those franchises as discontinued operations for all years presented.
For more information regarding a recent accounting pronouncement that we believe will impact our reporting related to potential future dealership disposals beginning in January 2015, please refer to “Recent Accounting Pronouncements” below.
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
Loaner vehicles account for a significant portion of Other Current Assets. We acquire loaner vehicles either with available cash or through borrowings from either our manufacturer affiliated lenders or through our senior secured credit agreement with Bank of America, as administrative agent, and the other agents and lenders party thereto (the “Credit Agreement”). Loaner vehicles are initially used by our service department for only a short period of time (typically six to twelve months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory at amortized cost, which is reflected as a non-cash transfer in the accompanying Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventories in the accompanying Consolidated Statements of Cash Flows.
Business and Credit Concentration Risk
Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash deposits. We maintain cash balances at financial institutions with strong credit ratings. Generally, amounts invested with financial institutions are in excess of FDIC insurance limits.
We have substantial debt service obligations. As of December 31, 2014, we had total debt of $707.4 million, excluding floor plan notes payable on our accompanying Consolidated Balance Sheet. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures, share repurchases or for other purposes, although such borrowings are subject to the restrictions contained in the credit agreement governing our senior secured credit facilities and the indenture governing our 6.0% Senior Subordinated Notes due 2024 (the “6.0% Notes”). We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
We are subject to operating and financial restrictions and covenants in certain of our leases and in our debt instruments, including the credit agreement governing our senior secured credit facilities, the indenture governing our 6.0% Notes (the “Indenture”) and the credit agreements covering our mortgage obligations. These agreements contain restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments). These agreements may also require us to maintain compliance with certain financial and other ratios. Our failure to comply with any of these covenants in the future would constitute a default under the relevant agreement, which would, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to apply our available cash to repay these borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; and/or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition or results of operations. In many cases, a default under one of our debt or mortgage, agreements could trigger cross default provisions in one or more of our other debt or mortgages.
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
A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2014, brands representing 5% or more of our revenues from new vehicle sales were as follows:

Brand	% of Total New Vehicle Revenues
Honda	18%
Nissan	12%
Toyota	12%
BMW	9%
Mercedes-Benz	8%
Ford	7%
Lexus	7%
Acura	5%
No other brand accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2014.

Segment Reporting
Our operations are organized by management into geographic market-based dealership groups. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic market level. The geographic operating segments have been aggregated into one reportable segment as their operations (i) have similar economic characteristics (our markets all have comparatively similar margins), (ii) offer similar products and services (all of our markets offer new and used vehicles, service, parts and third-party finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our markets distribute products and services through dealership facilities that market to customers in similar ways) and (v) operate under similar regulatory environments.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business. Application of the standard, which is to be applied prospectively, is required for fiscal years beginning on or after December 15, 2014, and for interim periods within that year. We adopted the standard in January 2015. We expect that any future disposals of our dealerships will not be reported as discontinued operations and that the results of operations of any such disposed dealerships, including revenues, costs and any gains or losses on disposal, will be classified as continuing operations within our Consolidated Statements of Income for all periods presented through the date of disposition.
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
During the year ended December 31, 2014, we acquired four franchises (three dealership locations) for an aggregate purchase price of $152.2 million. We financed these acquisitions with $106.5 million of cash and $45.7 million of floor plan borrowings for the purchase of the related new vehicle inventory. The aggregate purchase price and related cash financing figures above include $6.9 million of cash that was held in escrow as of December 31, 2014 related to the purchase of certain real estate that was finalized subsequent to December 31, 2014.

During year ended December 31, 2013, we acquired three franchises (three dealership locations) for an aggregate purchase price of $61.8 million. We financed these acquisitions with $50.5 million of cash and $11.3 million of floor plan borrowings for the purchase of the related new vehicle inventory
Below is the preliminary allocation of purchase price for acquisitions completed during 2014 and 2013. The $59.4 million and $29.6 million of goodwill and manufacturer franchise rights associated with our 2014 and 2013 acquisitions will be deductible for federal and state income taxes ratably over a 15 year period.

	For the Year Ended December 31,
	2014	2013
	(In millions)
Cash held in escrow	$6.9	$—
Inventory	49.2	11.9
Real estate	35.6	18.7
Property and equipment	1.0	1.6
Goodwill	49.5	26.0
Manufacturer franchise rights	10.0	3.6
Total purchase price	$152.2	$61.8

4. ACCOUNTS RECEIVABLE
During 2014 we had agreements to sell certain of our trade receivables, without recourse as to credit risk, in an amount not to exceed $25.0 million annually. The receivables are sold at a discount, which is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Income. The discounts totaled $0.1 million, $0.3 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013 and 2012, we sold $2.6 million, $13.8 million and $18.7 million of receivables, respectively, under these agreements and were reflected as reductions of trade accounts receivable.

5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2014	2013
	(In millions)
New vehicles	$699.5	$605.2
Used vehicles	141.7	121.8
Parts and accessories	44.8	40.7
Total inventories	$886.0	$767.7

The lower of cost or market reserves reduced total inventory cost by $6.4 million and $6.0 million as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014 and December 31, 2013, certain automobile manufacturer incentives reduced new vehicle inventory cost by $8.0 million and $7.4 million, respectively, and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2014, 2013 and 2012 by $30.3 million, $28.0 million, $23.9 million respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with discontinued operations held for sale at each balance sheet date and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
During the year ended December 31, 2014, we added two vacant land parcels with a book value of $3.1 million to assets held for sale. Due to information obtained during then-current marketing efforts, we performed impairment tests during the fourth quarter of 2014. We compared the carrying value of certain of our assets held for sale to estimates of fair value. Accordingly, we recorded a $0.9 million non-cash impairment charge based on a market approach using Level 2 fair value inputs. The total impairment charge related to certain property not currently used in our operations and was recognized in Other Operating Expense, net in our Consolidated Statements of Income.
During the year ended December 31, 2014, we sold one vacant property with a net book value of $0.6 million. In addition, during the year ended December 31, 2014 we removed one vacant property with a net book value of $4.2 million from assets held for sale as a result of our decision to potentially employ this property for future use.
During the year ended December 31, 2013, we sold one franchise (one dealership location). There were no assets or liabilities associated with pending dispositions during the years ended December 31, 2014 and 2013.
Real estate not currently used in our operations that we are actively marketing to sell totaled $6.4 million and $9.1 million as of December 31, 2014 and December 31, 2013, respectively. There were no liabilities associated with our real estate assets held for sale as of December 31, 2014 or December 31, 2013.

7. OTHER CURRENT ASSETS
Other current assets consist of the following:

	As of December 31,
	2014	2013
	(In millions)
Service loaner vehicles	$78.3	$59.9
Deposits and escrow	8.0	4.4
Prepaid taxes	15.4	9.9
Other	6.9	6.2
Other current assets	$108.6	$80.4

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	As of December 31,
	2014	2013
	(In millions)
Land	$290.2	$263.8
Buildings and leasehold improvements	502.9	439.7
Machinery and equipment	79.0	74.6
Furniture and fixtures	51.9	44.4
Company vehicles	9.7	9.1
Total	933.7	831.6
Less—Accumulated depreciation	(192.1)	(180.1)
Property and equipment, net	$741.6	$651.5
During the years ended December 31, 2014, 2013 and 2012, we capitalized $0.8 million, $1.3 million and $0.9 million, respectively, of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation and capital lease amortization expense from continuing operations was $26.4 million, $24.3 million and $22.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We have multiple mortgage agreements with various lenders. For a detailed description of our mortgage agreements, refer to our “Long-Term Debt” footnote below. As of December 31, 2014 and 2013, we had total mortgage notes payable outstanding of $303.8 million and $241.5 million, respectively, of which $71.5 million and $75.0 million, were due under a real estate credit agreement described in further detail in our “Long-Term Debt” footnote below. These obligations were collateralized by the related real estate with a carrying value of $477.1 million and $361.4 million as of December 31, 2014 and 2013, respectively.
Due to information obtained during then-current marketing efforts, we performed certain interim period impairment tests during 2014 and 2012. We compared the carrying value of our assets held for sale to estimates of fair value determined with the assistance of third-party broker opinions of value and third-party desktop appraisals. The impairment tests indicated an impairment of certain of our property and equipment. Accordingly, we recognized impairment expenses of $0.9 million and $2.3 million during 2014 and 2012, respectively, based on market approaches using Level 2 fair value inputs.
Impairment expense of $0.9 million for the year ended December 31, 2014 was recognized in Other Operating Expense, net on the Consolidated Statements of Income. Of the $2.3 million of impairment expense for the year ended December 31, 2012 $0.3 million was recognized in Other Operating Expense, net and $2.0 million was recognized in Discontinued Operations, net in our Consolidated Statements of Income.

9. GOODWILL
Our acquisitions have resulted in the recording of goodwill, which is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	Gross Carrying Amount	Less: Accumulated Impairment	Net
	(In millions)
Balance as of December 31, 2012	$566.1	(537.7)	$28.4
Acquisitions	26.1	—	26.1
Divestitures	—	—	—
Balance as of December 31, 2013	592.2	(537.7)	54.5
Acquisitions	49.5	—	49.5
Divestitures	—	—	—
Balance as of December 31, 2014	$641.7	$(537.7)	$104.0

10. OTHER LONG-TERM ASSETS

Other Long-Term Assets consist of the following:

	As of December 31,
	2014	2013
	(In millions)
Manufacturer franchise rights	$48.6	$38.6
Deferred financing costs	12.4	12.6
Cash surrender value of corporate-owned life insurance policies	2.7	2.5
Construction period rent	1.3	1.5
Interest rate swap asset	—	2.3
Lease origination costs	1.4	—
Other	3.3	3.4
Total other long-term assets	$69.7	$60.9

11. FLOOR PLAN NOTES PAYABLE
We and certain of our subsidiaries are party to a credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the lenders party thereto (the “Restated Credit Agreement”). The Restated Credit Agreement provides for our senior secured credit facilities, consisting of:

•	a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit (discussed further below under our “Long Term Debt” footnote);
•an $825.0 million new vehicle revolving floor plan facility; and
•a $100.0 million used vehicle revolving floor plan facility
Each of the above provisions is subject to limitations on borrowing availability as set out in the Restated Credit Agreement. The Restated Credit Agreement matures, and all amounts outstanding thereunder will be due and payable, on August 8, 2018.
Amounts outstanding under these senior secured credit facilities are guaranteed by each existing, and will be guaranteed by each future, direct and indirect domestic subsidiary of the Company, other than, at our option, any immaterial subsidiary. Amounts outstanding under the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility are each also guaranteed by the Company. The obligations under each of the revolving credit facility and the used vehicle revolving floor plan facility are collateralized by liens on substantially all of the present and future assets, other than real property, of the Company and the guarantors. The obligations under the new vehicle revolving floor plan facility are collateralized by liens on substantially all of the present and future assets, other than real property, of the borrowers under the new vehicle revolving floor plan facility.
The interest rates on borrowings under the new vehicle and used vehicle floor plan facilities are one-month London Interbank Offered Rate ("LIBOR") plus 1.25% and one-month LIBOR plus 1.50%, respectively.
Subject to the compliance with certain conditions, the Restated Credit Agreement provides that we and our dealership subsidiaries that are borrowers thereunder (collectively, the “Borrowers”) have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the new vehicle floor plan facility or the used vehicle floor plan facility by up to $250.0 million in the aggregate without lender consent.
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
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory “Floor plan notes payable—trade” and all other floor plan notes payable “Floor plan notes payable—non-trade.” The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles, and certain loaner vehicles. As of December 31, 2014, we had $116.5 million of floor plan notes payable—trade and $650.3 million of floor plan notes payable—non-trade outstanding.
During the fourth quarter of 2014, our floor plan facility with Ford terminated in accordance with its terms on the maturity date thereof. At that time, all amounts outstanding thereunder were repaid with an equivalent amount of additional borrowings under our senior secured new vehicle revolving floor plan facility.  We subsequently re-established our floor plan facility with Ford, and thus repaid all amounts outstanding under our new vehicle revolving floor plan facility related to Ford vehicles with an equivalent amount of borrowings under the re-established Ford floor plan facility.
As of December 31, 2014 and 2013, we had a total of $766.8 million and $609.5 million of floor plan notes payable outstanding.
In connection with our new vehicle floor plan facility, we have established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset account into our operating cash accounts within one to two days. As of December 31, 2014 and 2013 we had $25.9 million and $44.3 million, respectively in this floor plan offset account.
See the “Covenants” section below under our “Long Term Debt” footnote for a description of the representations, covenants and events of default contained in the Restated Credit Agreement.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2014	2013
	(In millions)
Accounts payable	$60.6	$62.4
Loaner vehicle notes payable	77.7	52.6
Accrued compensation	25.3	23.4
Taxes payable (non-income tax)	19.1	15.8
Accrued insurance	14.4	15.8
Accrued finance and insurance chargebacks	16.6	14.2
Accrued interest	4.6	5.5
Other	27.3	23.9
Accounts payable and accrued liabilities	$245.6	$213.6

13. LONG-TERM DEBT
Long-term debt consists of the following:

	As of December 31,
	2014	2013
	(In millions)
6.0% Senior Subordinated Notes due 2024	$400.0	$—
8.375% Senior Subordinated Notes due 2020	—	300.0
Mortgage notes payable bearing interest at fixed and variable rates (the weighted average interest rates were 4.5% and 4.8% for the years ended December 31, 2014 and 2013, respectively)	232.3	166.5
Real estate credit agreement	71.5	75.0
Capital lease obligations	3.6	3.7
	707.4	545.2
Add: unamortized premium on 8.375% Senior Subordinated Notes due 2020	—	9.2
Long-term debt, including current portion	707.4	554.4
Less: current portion	(28.7)	(11.1)
Long-term debt	$678.7	$543.3
The aggregate maturities of long-term debt as of December 31, 2014, are as follows (in millions):

2015	$28.7
2016	11.9
2017	12.3
2018	12.7
2019	44.5
Thereafter	597.3
$707.4
______________________________
Loss on Extinguishment of Long-Term Debt
In December 2014, we completed a refinancing of certain of our long-term debt, which included the issuance of $400.0 million of 6.0% Notes, the proceeds of which were used to redeem all of our outstanding $300.0 million aggregate principal amount 8.375% Senior Subordinated Notes due 2020 (the “8.375% Notes”).

We recognized a $31.9 million loss in connection with this refinancing, which is included in Loss on Extinguishment of Long-Term Debt, net on the accompanying Consolidated Statements of Income and consisted of (i) $33.9 million of premiums in connection with the redemption of the 8.375% Notes, (ii) a $6.1 million write-off of unamortized debt issuance costs associated with the 8.375% Notes and (iii) $0.1 million of third-party costs associated with the redemption of the 8.375% Notes, partially offset by $8.2 million in unamortized premium associated with our 8.375% Notes.
6.0% Senior Subordinated Notes due 2024
We issued $400.0 million aggregate principal amount of 6.0% Notes on December 4, 2014. The 6.0% Notes mature on December 15, 2024. Interest accrues on the 6.0% Notes from December 4, 2014, and interest is payable semiannually, on June 15 and December 15 of each year. The first interest payment date is June 15, 2015. We may redeem some or all of the 6.0% Notes at any time after December 15, 2019 at redemption prices specified in the Indenture. We may also redeem up to 35% of the aggregate principal amount of the 6.0% Notes using the proceeds from certain equity offerings completed before December 15, 2017. In addition, we may redeem some or all of the 6.0% Notes at any time prior to December 15, 2019 at a price equal to 100% of the principal amount thereof plus a make whole premium set forth in the Indenture, and accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the 6.0% Notes. We paid $7.1 million of underwriting and other fees in connection with this issuance, which is being amortized as interest expense over the remaining term of the 6% Notes.
Our 6.0% Notes are fully and unconditionally guaranteed, on a joint-and-several basis, by all of our current wholly-owned subsidiaries and will be so guaranteed by all of our future domestic subsidiaries that have outstanding, incur or guarantee any other indebtedness. Any subsidiary of the Company other than the subsidiary guarantors are immaterial. The terms of our 6.0% Notes, in certain circumstances, restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock or merge or sell all or substantially all our assets.
8.375% Senior Subordinated Notes due 2020
On December 4, 2014, we completed a tender offer and consent solicitation pursuant to which we repurchased approximately $234.2 million of our outstanding 8.375% Notes. On December 26, 2014, we completed the redemption of the remaining approximately $65.8 million of outstanding 8.375% Notes.
Restated Credit Agreement
On October 16, 2014, the Company and certain of its subsidiaries entered into the Restated Credit Agreement. The Restated Credit Agreement amended and restated in its entirety the Company’s pre-existing senior secured credit agreement, dated as of August 8, 2013 (as amended) by and among the Company and certain of its subsidiaries and Bank of America, as administrative agent, and the other agents and lenders party thereto.
As discussed above under our “Floor Plan Notes Payable” footnote, the Credit Agreement includes a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit. Under the revolving credit facility, subject to a borrowing base, we may (i) borrow up to $175.0 million, which amount may be increased, at our option and subject to the receipt of additional commitments from existing or new lenders to up to $225.0 million in total credit availability and (ii) request Bank of America to issue letters of credit on our behalf up to $50.0 million. Availability under the revolving credit facility is, in part, a function of our borrowing base. Availability is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. Based on the borrowing base calculation and the $10.3 million of outstanding letters of credit as of December 31, 2014, our available borrowings were limited to $164.7 million as of December 31, 2014. As of December 31, 2014, we did not have any borrowings outstanding under the revolving credit facility. Proceeds from borrowings from time to time under the revolving credit facility may be used for, among other things, acquisitions, working capital and capital expenditures.
Amounts outstanding under the Restated Credit Agreement are guaranteed by each existing, and will be guaranteed by each future, direct and indirect domestic subsidiary of the Company, other than, at our option, any immaterial subsidiary. Amounts outstanding under the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility thereunder are each also guaranteed by the Company. The obligations under each of the revolving credit facility and the used vehicle revolving floor plan facility are collateralized by liens on substantially all of the present and future assets, other than real property, of the Company and the guarantors. The obligations under the new vehicle revolving floor plan facility thereunder are collateralized by liens on substantially all of the present and future assets, other than real property, of the borrowers under the new vehicle revolving floor plan facility.

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
On December 4, 2014 and in connection with the issuance of the 6.0% Notes, the Restated Credit Agreement was amended to revise the covenant restricting the Company's ability to make certain restricted payments, including payments to repurchase shares of its common stock, among other things, to generally be consistent with the covenant governing such payments as contained in the Indenture.
In connection with the amendment and restatement of the Restated Credit Agreement, and subsequent amendment, in 2014 we paid approximately $0.7 million in amendment costs, which were capitalized and are being amortized to Other Interest Expense over the remaining term of the Restated Credit Agreement.
Real Estate Credit Agreement
Asbury and certain of its subsidiaries are currently party to a real estate term loan credit agreement with Bank of America, as lender. The real estate credit agreement provides for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions. Term loans under the real estate credit agreement bear interest, at the option of the Company, based on the LIBOR plus 2.50% or the Base Rate (as described below) plus 1.50%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.0%. We are required to make quarterly principal payments of 1.25% of the initial amount of each loan on a twenty year repayment schedule, with a balloon repayment of the outstanding principal amount of loans due on September 26, 2023, subject to an earlier maturity if our existing revolving credit facility matures or is not otherwise refinanced by certain dates. Borrowings under the real estate credit agreement are guaranteed by each of our operating dealership subsidiaries whose real estate is financed under the real estate credit agreement, and collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
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
Mortgage Financing
During the year ended December 31, 2014, we also entered into eight fixed rate mortgage notes payable, which were collateralized by the related real estate at eight of our owned dealership locations. The total initial principal amount of the mortgage notes payable was $73.2 million. In connection with our entrance into these mortgage notes payable, we paid approximately $0.8 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage notes payable. All eight mortgages were financed by the captive finance companies affiliated with two of our manufacturing partners, and are classified as "Captive Mortgages" in the table below.

As of December 31, 2014, we were party to a master loan agreement with Wells Fargo Bank, N.A. (“Wells Fargo”, and the master loan agreement being referred to as the “Master Loan Agreement”). As of December 31, 2014, our obligation under the Master Loan Agreement consisted of a single mortgage for certain of our properties in St. Louis, Missouri.
The Master Loan Agreement also contained customary representations and warranties and the guarantees under such agreements contain negative covenants, including, among other things, covenants not to, with permitted exceptions, (i) incur any additional debt; (ii) create any additional liens on the Property (as defined in the Master Loan Agreement); and (iii) enter into any sale-leaseback transactions in connection with the underlying properties.
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and years of maturity as of December 31, 2014 and 2013:

	As of December 31, 2014			As of December 31, 2013
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Real estate credit agreement	$71.5	$140.0	2023	$75.0	$131.0	2023
Master loan agreement	17.2	33.3	2015	18.4	34.3	2015
Captive mortgages	190.5	265.7	2018-2024	122.7	157.5	2018-2023
Other mortgage debt	24.6	38.1	2018-2022	25.4	38.6	2018-2022
Total	$303.8	$477.1		$241.5	$361.4

For a description of the January 2015 amendment and restatement of the Master Loan Agreement, see Note 24, “Subsequent Events.”
Stock Repurchase and Dividend Restrictions
As discussed above, we amended our Restated Credit Agreement in December 2014 to revise the covenant restricting our ability to make certain restricted payments, including payments to repurchase additional shares of our common stock, among other things, to generally be consistent with the covenant governing such payments as contained in the Indenture.  The Restated Credit Agreement and the Indenture currently allow for restricted payments without limit so long as our consolidated total leverage ratio (as defined in the Restated Credit Agreement and the Indenture) giving effect to such payment is no greater than 3.0 to 1 after giving effect to such proposed restricted payments. In the event that our consolidated total leverage ratio does (or would) exceed 3.0 to 1, the Restated Credit Agreement and the Indenture would then also allow for restricted payments under the following mutually exclusive parameters, subject to certain exclusions:

•	Restricted payments in an aggregate amount not to exceed $20.0 million in any fiscal year;

•	General restricted payments allowance of $150.0 million; and

•
Subject to our continued compliance with a fixed charge coverage ratio as set out in the Indenture, restricted payments capacity additions (or subtractions if negative) equal to (i) 50% of our net income (as defined in the Restated Credit Agreement and the Indenture) beginning on October 1, 2014 and ending on the date of the most recently completed fiscal quarter (the “Measurement Period”), plus (ii) 100% of any cash proceeds we receive from the sale of equity interests during the Measurement Period minus (iii) the dollar amount of share repurchases made and dividends paid on or after December 4, 2014.

Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2014. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
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
Asbury Automotive Group, Inc. is a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of December 31, 2014, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

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
Level 2-Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include cash flow swap instruments, exchange-traded debt securities that are not actively traded or do not have a high trading volume and mortgage notes payable.
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
Financial instruments consist primarily of cash and cash equivalents, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable and interest rate swap agreements. The carrying values of our financial instruments, with the exception of subordinated long-term debt and mortgage notes payable, approximate fair value due to (i) their short-term nature, (ii) recently completed market transactions or (iii) existence of variable interest rates, which approximate market rates. The fair market value of our subordinated long-term debt is based on reported market prices which reflect Level 2 inputs. We estimate the fair value of our mortgage notes payable using a present value technique based on current market interest rates for similar types of financial instruments which reflect Level 2 inputs. A summary of the carrying values and fair values of our 6.0% Notes, our 8.375% Notes and our mortgage notes payable is as follows:

	As of December 31,
	2014	2013
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$400.0	$—
8.375% Senior Subordinated Notes due 2020	—	309.2
Mortgage notes payable	303.8	241.5
Total carrying value	$703.8	$550.7

Fair Value:
6.0% Senior Subordinated Notes due 2024	$407.0	$—
8.375% Senior Subordinated Notes due 2020	—	336.8
Mortgage notes payable	$318.0	$223.8
Total fair value	$725.0	$560.6

In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap was $71.5 million as of December 31, 2014 and is reducing over its remaining term to $38.7 million at maturity.
We are also party to an interest rate swap agreement that had a notional principal amount of $17.2 million as of December 31, 2014. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity.
Both of our interest rate swaps qualify for cash flow hedge accounting treatment and do not, and will not, contain any ineffectiveness.
Information about the effect of derivative instruments on the accompanying Consolidated Statements of Income, including the impact on Accumulated Other Comprehensive Income ("AOCI") (in millions):

For the Year Ended December 31,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2014	Interest rate swaps	$(4.9)	Swap interest expense	$(2.0)	$—	$—	N/A
2013	Interest rate swaps	$0.4	Swap interest expense	$(0.5)	$(2.0)	$—	N/A
2012	Interest rate swaps	$(0.3)	Swap interest expense	$(0.2)	$(4.7)	$—	N/A

 On the basis of yield curve conditions as of December 31, 2014 and including assumptions about future changes in fair value, we anticipate that the amount expected to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $1.7 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than that assumption, all other inputs reflect Level 2 inputs.

Information about amounts reclassified out of AOCI	(In millions)
Accumulated other comprehensive loss—December 31, 2013	$0.2
Change in fair value of cash flow swaps	(2.9)
Income tax impact associated with cash flow swaps	1.2
Accumulated other comprehensive income—December 31, 2014	$(1.5)
Market Risk Disclosures as of December 31, 2014:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$71.5	1 month LIBOR	September 2023	$(2.5)
Interest Rate Swap*	$17.2	1 month LIBOR	October 2015	$(0.2)
____________________________
* The total fair value of our swaps is a $2.7 million net liability, of which $1.8 million is included in Accounts Payable and Accrued Liabilities and $0.9 million is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet.
Market Risk Disclosures as of December 31, 2013:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$75.0	1 month LIBOR	September 2023	$0.7
Interest Rate Swap*	$18.4	1 month LIBOR	October 2015	$(0.4)
____________________________
* The total fair value of our swap is a $0.3 million net asset, of which $1.9 million is included in Accounts Payable and Accrued Liabilities, $0.1 million is included in Other Long-Term Liabilities and $2.3 million is included in Other Long-Term Assets on the accompanying Consolidated Balance Sheet.
Valuation Techniques
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $2.7 million and $0.3 million as of December 31, 2014 and 2013, respectively. The carrying value of these swaps is included in Other Long-Term Liabilities, Other Long-Term Assets and Other Current Liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2014.
The fair value of assets held for sale used to determine the impairment expenses we incurred in 2014 and 2012 were determined with the assistance of third-party broker opinions of value and third-party desktop appraisals and are designated to be Level 2 fair values.

15. INCOME TAXES
The components of income tax expense from continuing operations are as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Current:
Federal	$43.6	$43.2	$33.0
State	7.0	4.1	1.9
Subtotal	50.6	47.3	34.9
Deferred:
Federal	18.5	12.0	11.2
State	1.9	4.9	3.9
Subtotal	20.4	16.9	15.1
Total	$71.0	$64.2	$50.0

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Provision at the statutory rate	$64.1	$57.9	$46.7
Increase (decrease) resulting from:
State income tax expense, net	5.8	5.8	3.5
(Gain) loss on corporate owned life insurance policies	—	—	(0.5)
Other	1.1	0.5	0.3
Provision for income taxes	$71.0	$64.2	$50.0

The tax effects of temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2014	2013
	(In millions)
Reserves and accruals	$25.1	$23.8
Net operating loss (“NOL”) carryforwards	0.2	0.3
Goodwill amortization	10.1	18.5
Depreciation	(31.4)	(20.8)
Interest rate swaps	0.9	(0.1)
Other	1.4	0.8
Net deferred tax asset	$6.3	$22.5

	December 31,
	2014	2013
	(In millions)
Balance sheet classification:
Deferred tax assets:
Current	$11.9	$11.0
Long-term	47.5	50.3
Deferred tax liabilities:
Current	(1.7)	(1.6)
Long-term	(51.4)	(37.2)
Net deferred tax asset	$6.3	$22.5
As of December 31, 2014, our state operating losses of $0.2 million, before federal benefit, are set to expire, or to be used, between 2014 and 2021.
As of December 31, 2014, 2013 and 2012, the net amount of our unrecognized tax benefits was $0.3 million, all of which, if recognized, would affect our effective tax rate.
Generally we recognize interest and penalties related to unrecognized tax benefits in income tax expense. However, no amount for interest or penalties are included in the liability for unrecognized tax benefits as of December 31, 2014.
The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2010.
The expiration of the statute of limitations related to the various state income tax returns that we and our subsidiaries file varies by state. The 2010 through 2013 tax years generally remain subject to examination by most state tax authorities. We do not anticipate any material changes related to unrecognized tax benefits, individually or in the aggregate, to occur within the next twelve months.

16. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following:

	As of December 31,
	2014	2013
	(In millions)
Accrued finance and insurance chargebacks	$14.7	$12.2
Deferred rent	6.0	6.2
Unclaimed property	0.9	1.1
Other	1.8	1.0
Other long-term liabilities	$23.4	$20.5

17. DISCONTINUED OPERATIONS AND DIVESTITURES
As of December 31, 2014, there were no franchises pending disposition. Operating expenses in the table below include rent and other expenses of idle facilities previously associated with businesses sold or closed prior to December 31, 2014.
The following tables provide further information regarding our discontinued operations as of December 31, 2014, and includes the results of businesses sold prior to December 31, 2014:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions, except franchise data)
Franchises:
Mid-line import	—	1	1
Luxury	—	—	3
Total	—	1	4
Revenues	$—	$3.8	$113.1
Cost of sales	—	3.4	94.4
Gross profit	—	0.4	18.7
Operating expenses	0.8	2.1	20.4
Impairment expenses	—	—	2.0
Loss from operations	(0.8)	(1.7)	(3.7)
Other expense (income), net	0.1	—	(0.2)
(Loss) gain on disposition	—	14.6	2.1
Loss (income) before income taxes	(0.7)	12.9	(1.8)
Income tax benefit (expense)	0.3	(4.9)	0.7
Discontinued operations, net of tax	$(0.4)	$8.0	$(1.1)

18. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2014, 2013 and 2012, we made interest payments, including amounts capitalized, totaling $52.5 million, $52.4 million and $46.1 million, respectively. Included in these interest payments are $12.1 million, $12.2 million and $10.5 million, of floor plan interest payments for the years ended December 31, 2014, 2013 and 2012, respectively.
During the years ended December 31, 2014, 2013 and 2012, we made income tax payments, net of refunds received, totaling $55.8 million, $60.1 million and $32.8 million, respectively.
During the years ended December 31, 2014, 2013 and 2012, we transferred $79.5 million, $61.9 million and $54.6 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Consolidated Balance Sheets.
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

The following items are included in Other Adjustments, net to reconcile net income to cash flow from operating activities:

	For the Years Ended December 31,
	2014	2013	2012
Accelerated rent expense associated with abandoned rental properties	$—	$—	$0.7
Amortization of deferred financing fees	2.4	2.4	2.5
Convertible debt discount amortization	—	—	0.4
Other individually immaterial items	(0.6)	0.6	2.4
Other adjustments, net	$1.8	$3.0	$6.0

19. LEASE OBLIGATIONS
We lease various facilities, real estate and equipment primarily under operating lease agreements, most of which have remaining terms from one to twenty years. Certain of our leases contain renewal options and rent escalation clauses. We record rent expense on a straight-line basis over the life of the lease for lease agreements where the rent escalates at fixed rates over time. Rent expense from continuing operations totaled $30.8 million, $32.9 million and $35.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had one significant capital lease obligation totaling approximately $3.6 million. This lease was entered into in 2011, and is being amortized over 20 years.
During the year ended December 31, 2014, we entered into two transactions in which we purchased various previously leased real estate for a total purchase price of $5.4 million. These transactions included the termination of the related lease obligations, resulting in losses of $0.1 million, which is included in Other Operating Expense, net in our Consolidated Statement of Income for the year ended December 31, 2014.

During the year ended December 31, 2013, we entered into two transactions in which we purchased various previously leased real estate for a total purchase price of $35.7 million. These transactions included the termination of the related lease obligations, resulting in losses of $5.5 million, which is included in Other Operating Expense, net on our Consolidated Statement of Income for year ended December 31, 2013.
During the year ended December 31, 2012, we entered into four transactions in which we purchased various previously leased real estate for a total purchase price of $17.5 million. These transactions included the termination of the related lease obligation, resulting in losses of $1.8 million, which is included in Other Operating Expense, net on our Consolidated Statement of Income for year ended December 31, 2012.
Future minimum payments under long-term, non-cancellable operating leases as of December 31, 2014, are as follows:

Total
(In millions)
2015	$30.3
2016	29.3
2017	27.2
2018	25.2
2019	22.8
Thereafter	68.9
Total minimum lease payments	$203.7
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
We had $10.3 million of letters of credit outstanding as of December 31, 2014, which are required by certain of our insurance providers. In addition, as of December 31, 2014, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
21. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014, 2013 and 2012, we were party to certain agreements with a former member of our board of directors and a former member of our management team. These agreements primarily involved long term operating leases of dealership facilities. We believe that the rental transactions related to these agreements were on terms comparable to those that could be obtained from unaffiliated third parties. For the years ended December 31, 2014, 2013 and 2012, we made rental payments totaling $2.2 million to these individuals or entities controlled by these individuals.

22. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
We have established three share-based compensation plans (the “Plans”) under which we have historically granted non-qualified stock options, performance share units, restricted share units and shares of restricted stock to our directors, officers and employees at fair market value on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire ten years from the date of grant. Performance share units vest after three years or ratably over three years from the date of grant for performance share units granted to date. The actual number of shares earned by a holder of performance share units may range from 0% to 150% of the target number of shares to be granted to the holder, depending on the achievement of certain performance criteria over a defined period of time. Restricted stock provides the holder voting and forfeitable dividend rights prior to vesting. Restricted stock grants to our officers and employees vest ratably over three years from the date of grant, while restricted stock grants to members of our board of directors vest immediately upon the date of grant. Restricted share units vest ratably over three years from the date of grant. Since inception, we have granted a total of 5.8 million non-qualified stock options, 1.7 million performance share units, 1.4 million shares of restricted stock and 0.1 million of restricted share units. In addition, there were approximately 1.3 million share-based awards available for grant under our share-based compensation plans as of December 31, 2014.
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
We have recognized $8.6 million ($3.5 million tax benefit), $9.0 million ($3.5 million tax benefit) and $7.1 million ($2.7 million tax benefit) in stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $10.2 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the Plans, and we expect to recognize $5.1 million of this expense in 2015, $3.0 million in 2016 and $2.1 million in 2017.

A summary of options outstanding and exercisable under the Plans as of December 31, 2014, changes during the year then ended and changes during the years ended December 31, 2013 and 2012 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Options outstanding—December 31, 2011	692,995	$6.38
Granted	—	—
Exercised	(644,241)	6.01
Expired / Forfeited	(28,501)	9.19
Options outstanding—December 31, 2012	20,253	$14.10
Granted	—	—
Exercised	(12,086)	14.13
Expired / Forfeited	—	—
Options outstanding—December 31, 2013	8,167	$14.05
Granted	—	—
Exercised	(8,167)	14.05
Expired / Forfeited	—	—
Options outstanding—December 31, 2014	—	$—	0	$—
Options exercisable—December 31, 2014	—	$—	0	$—

Net cash received from option exercises for the year ended December 31, 2014 was $0.1 million. The actual intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $0.4 million and $13.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises during the years ended December 31, 2014, 2013 and 2012 was $0.2 million, $0.1 million and $4.4 million, respectively.

A summary of performance share units and restricted stock as of December 31, 2014, changes during the year then ended and changes during the years ended December 31, 2013 and 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Performance Share Units—December 31, 2011	243,150	$14.91
Granted	109,400	25.42
Performance estimate	65,247	22.05
Vested	(115,483)	14.70
Forfeited	(19,550)	14.76
Performance Share Units—December 31, 2012	282,764	$20.82
Granted	143,710	34.98
Performance estimate	48,350	34.98
Vested	(144,711)	18.35
Forfeited	(400)	25.42
Performance Share Units—December 31, 2013	329,713	$30.12
Granted	79,418	49.50
Performance estimate	22,877	46.24
Vested	(139,731)	27.20
Forfeited	(39,851)	32.02
Performance Share Units—December 31, 2014*	252,426	$39.93
___________________________
* Maximum of 256,181 issuable upon attaining certain performance metrics.

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

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock—December 31, 2011	444,268	$16.08
Granted	216,676	23.84
Vested	(179,675)	14.60
Forfeited	(44,428)	13.29
Restricted Stock—December 31, 2012	436,841	$19.55
Granted	98,251	35.03
Vested	(157,220)	17.71
Forfeited	(11,748)	20.72
Restricted Stock—December 31, 2013	366,124	$25.79
Granted	95,594	52.82
Vested	(177,434)	22.17
Forfeited	(36,545)	32.10
Restricted Stock—December 31, 2014	247,739	$40.81
Employee Retirement Plan
We sponsor the Asbury Automotive Retirement Savings Plan (the “Retirement Savings Plan”), a 401(k) plan, for eligible employees. Employees are eligible to participate in the Retirement Savings Plan on or after 60 days of service to the Company. Employees electing to participate in the Retirement Savings Plan may contribute up to 75% of their annual eligible  compensation. IRS rules limited total participant contributions during 2014 to $17,500 or $23,000 if age 50 or more; however, we limit participant contributions for employees considered Highly Compensated Employees with an annual salary or base salary equal to or greater than $115,000 to $10,000 per year or $15,500 if age 50 or more. After one year of employment, we match 37.5% of employees' contributions up to 4% of their  eligible compensation, with a maximum match of $1,725 per participant. Beginning on January 1, 2009, we suspended our matching contributions for Highly Compensated Employees with an annual salary equal to or greater than $115,000. Employer contributions vest by graded schedule over four years after the date of hire. Expenses from continuing operations related to employer matching contributions totaled $1.3 million, $1.1 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

23. CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2013
Revenues	$1,225.4	$1,345.3	$1,390.3	$1,373.9
Gross profit	$206.3	$222.3	$225.3	$222.1
Net income (2)(3)	$32.5	$27.0	$22.7	$26.9
Net income per common share:
Basic (2)(3)	$1.05	$0.88	$0.74	$0.88
Diluted (2)(3)	$1.04	$0.87	$0.73	$0.87
2014
Revenues	$1,355.7	$1,503.4	$1,505.6	$1,503.0
Gross profit	$230.1	$247.9	$244.6	$244.6
Net income (4)	$31.4	$35.9	$32.5	11.8
Net income per common share:
Basic (1)(4)	$1.03	$1.18	$1.09	$0.41
Diluted (1)(4)	$1.02	$1.18	$1.08	$0.40
____________________________

(1)	The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

(2)	Results for the three months ended March 31, 2013 were increased by $8.9 million, net of tax, or $0.29 per diluted share, as a result of a gain on the sale of a mid-line import store.

(3)	Results for the three months ended September 30, 2013 were decreased by $4.2 million, net of tax, or $0.14 per diluted share, as a result of a loss on extinguishment of debt.

(4)	Results for the three months ended December 31, 2014 were decreased by $19.5 million, net of tax, or $0.66 per diluted share, as a result of a loss on extinguishment of debt.

24. SUBSEQUENT EVENTS
On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the “Restated Master Loan Agreement”) with Wells Fargo. The Restated Master Loan Agreement provides for term loans to certain of the Company’s subsidiaries that are borrowers under the Restated Master Loan Agreement (collectively, the “Borrowers”) in an aggregate amount not to exceed $100.0 million (the “Restated Master Loan Facility”), subject to customary terms and conditions. Borrowings under the Restated Master Loan Facility are guaranteed by the Company pursuant to a second amended and restated unconditional guaranty (the “Company Guaranty”), and each operating dealership subsidiary of the Company whose real estate is financed under the Restated Master Loan Facility, and collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed under the Restated Master Loan Agreement. The Borrowers under the Restated Master Loan Facility may borrow thereunder from time to time during the period beginning on February 3, 2015 until and including February 1, 2016 (the “Draw Termination Date”). As of February 3, 2015, there was $17.1 million outstanding under the Restated Master Loan Facility, which amounts were outstanding immediately prior to the amendment and restatement of the Restated Master Loan Agreement. The proceeds from any future borrowings under from the Restated Master Loan Facility are expected to be used for general corporate purposes.
Loans under the Restated Master Loan Facility bear interest based on the London Interbank Offered Rate plus 2.50%. After the Draw Termination Date, the Borrowers will be required to make 108 equal monthly principal payments based on a hypothetical 19 year amortization schedule, with a balloon repayment of the outstanding principal amount of loans due on February 1, 2025. The Borrowers can voluntarily prepay any loan in whole or in part any time without premium or penalty.
The representations, warranties and covenants contained in the Restated Master Loan Agreement, the Company Guaranty and the related documents are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Company Guaranty. In addition, certain other covenants could restrict the Company’s ability to incur additional debt, pay dividends or acquire or dispose of assets.
The Restated Master Loan Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the Borrowers or, failing such compliance, the Company, could be required to immediately repay all amounts outstanding under the Restated Master Loan Facility.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure. Management necessarily applies their judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the principal executive officer and the principal financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
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
Our management, including the principal executive officers and the principal financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their reports are contained herein.
During 2014, we acquired substantially all of the assets, including certain real estate, of four franchises (three dealership locations). As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2014 does not include an evaluation of the internal control over financial reporting of these acquired operations. Final results of the four acquired franchises are included in our consolidated financial statements from the date of acquisition. The four franchises represented approximately $97.3 million of our $2.2 billion consolidated assets as of December 31, 2014 and approximately $44.4 million of our $5.9 billion consolidated revenues for the year then ended.
From the acquisition date to December 31, 2014, the processes and systems of the acquired operations were discrete and did not significantly impact internal control over financial reporting of the Company and our other consolidated subsidiaries.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Reference is made to the information to be set forth in the “Proposal No. 1 Election of Directors,” “Governance of the Company,” “2014 Director Compensation Table-Code of Business Conduct and Ethics and Corporate Governance Guidelines,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Reference is made to the information to be set forth in the “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report,” “Compensation Committee Interlocks and Insider Participation,” "Executive Compensation," "2014 Director Compensation Table" and "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

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
2002)*

3.2	Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2014)*
4.1
Indenture, dated as of December 4, 2014, among Asbury Automotive Group, Inc. and each of the Guarantors named therein (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2014)*

4.2	Form of 6.0% Senior Subordinated Note due 2024 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2014)*
10.1**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *
10.4**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.5**
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of January 1, 2014 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)*

10.6**
Letter Agreement by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of December 10, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013)*

10.7**
Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*

10.8**
Separation Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated as of February 5, 2014 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)*

10.9**
Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated April 22, 2010 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.10**
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated May 3, 2010 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

Exhibit Number	Description of Documents
10.11**
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
10.30
Amended and Restated Credit Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on August 8, 2013)*

10.31
Amendment No. 1 to Credit Agreement, dated as of June 27, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)*

10.32
Amendment No. 2 to Credit Agreement dated as of October 16, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)*

10.33
Amendment No. 3 to Credit Agreement dated as of December 4, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2014)*

10.34
Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.35
Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

Exhibit Number	Description of Documents
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date: February 24, 2015	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig T. Monaghan and Keith R. Style, and each of them, acting individually, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2014, and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Craig T. Monaghan	Chief Executive Officer, President and Director	February 24, 2015
(Craig T. Monaghan)

/s/ Keith R. Style	Senior Vice President and Chief Financial Officer	February 24, 2015
(Keith R. Style)

/s/ Michael J. Sawicki	Vice President, Controller and	February 24, 2015
(Michael J. Sawicki)	Chief Accounting Officer

/s/ Thomas C. DeLoach, Jr.	Director	February 24, 2015
(Thomas C. DeLoach, Jr.)	Non-Executive Chairman of the Board

/s/ Joel Alsfine	Director	February 24, 2015
(Joel Alsfine)

/s/ Janet M. Clarke	Director	February 24, 2015
(Janet M. Clarke)

/s/ Dennis E. Clements	Director	February 24, 2015
(Dennis E. Clements)

/s/ Juanita T. James	Director	February 24, 2015
(Juanita T. James)

/s/ Eugene S. Katz	Director	February 24, 2015
(Eugene S. Katz)

/s/ Michael S. Kearney	Director	February 24, 2015
(Michael S. Kearney)

/s/ Philip F. Maritz	Director	February 24, 2015
(Philip F. Maritz)

/s/ Thomas J. Reddin	Director	February 24, 2015
(Thomas J. Reddin)

/s/ Scott L. Thompson	Director	February 24, 2015
(Scott L. Thompson)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
3.1
Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-84646, filed with the SEC on March 20,
2002)*

3.2	Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2014)*
4.1
Indenture, dated as of December 4, 2014, among Asbury Automotive Group, Inc. and each of the Guarantors named therein (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2014)*

4.2	Form of 6.0% Senior Subordinated Note due 2024 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2014)*
10.1**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009) *
10.4**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.5**
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of January 1, 2014 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)*

10.6**
Letter Agreement by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of December 10, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013)*

10.7**
Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*

10.8**
Separation Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated as of February 5, 2014 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)*

10.9**
Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated April 22, 2010 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.10**
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated May 3, 2010 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.11**
Form of Letter Agreement by and between Asbury Automotive Group, Inc. and Joseph G. Parham, Jr., dated October 18, 2011 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.12**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of December 30, 2011 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.13**
First Amendment to Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of March 7, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012)*

10.14**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated as of December 30, 2011 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.15**
Letter Agreement by and between Asbury Automotive Group, Inc. and George A. Villasana, dated as of March 13, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.16**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of April 16, 2012 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.17**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for CEO and COO (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.18**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for other Executive Officers (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

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

10.30
Amended and Restated Credit Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on August 8, 2013)*

10.31
Amendment No. 1 to Credit Agreement, dated as of June 27, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)*

10.32
Amendment No. 2 to Credit Agreement dated as of October 16, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)*

10.33
Amendment No. 3 to Credit Agreement dated as of December 4, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2014)*

10.34
Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.35
Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

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