Form 10-Q
period 2015-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2015-04-22
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 21, 2015 was 27,247,974.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.1	$2.9
Contracts-in-transit	151.7	155.6
Accounts receivable (net of allowance of $1.0 and $1.2, respectively)	97.9	107.0
Inventories	870.5	886.0
Deferred income taxes	13.8	10.2
Assets held for sale	53.9	6.4
Other current assets	95.4	108.6
Total current assets	1,284.3	1,276.7
PROPERTY AND EQUIPMENT, net	726.1	741.6
GOODWILL	102.9	104.0
OTHER LONG-TERM ASSETS	64.3	69.7
Total assets	$2,177.6	$2,192.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$102.8	$116.5
Floor plan notes payable—non-trade	674.8	650.3
Current maturities of long-term debt	10.9	28.7
Accounts payable and accrued liabilities	273.2	245.6
Liabilities associated with assets held for sale	27.1	—
Total current liabilities	1,088.8	1,041.1
LONG-TERM DEBT	679.8	678.7
DEFERRED INCOME TAXES	5.3	3.9
OTHER LONG-TERM LIABILITIES	25.2	23.4
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 40,484,280 and 40,327,625 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	529.1	522.6
Retained earnings	311.0	275.1
Treasury stock, at cost; 13,232,469 and 11,803,711 shares, respectively	(459.9)	(351.7)
Accumulated other comprehensive loss	(2.1)	(1.5)
Total shareholders’ equity	378.5	444.9
Total liabilities and shareholders’ equity	$2,177.6	$2,192.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
REVENUES:
New vehicle	$830.5	$726.0
Used vehicle	473.4	416.9
Parts and service	176.7	159.4
Finance and insurance, net	61.2	53.4
Total revenues	1,541.8	1,355.7
COST OF SALES:
New vehicle	780.9	680.6
Used vehicle	438.1	382.9
Parts and service	66.4	62.1
Total cost of sales	1,285.4	1,125.6
GROSS PROFIT	256.4	230.1
OPERATING EXPENSES:
Selling, general and administrative	175.7	159.8
Depreciation and amortization	7.3	6.3
Other operating expense (income), net	0.3	(0.2)
Income from operations	73.1	64.2
OTHER EXPENSES:
Floor plan interest expense	(3.9)	(3.0)
Other interest expense, net	(10.3)	(9.1)
Swap interest expense	(0.5)	(0.6)
Total other expenses, net	(14.7)	(12.7)
Income before income taxes	58.4	51.5
INCOME TAX EXPENSE	22.5	20.0
INCOME FROM CONTINUING OPERATIONS	35.9	31.5
DISCONTINUED OPERATIONS, net of tax	—	(0.1)
NET INCOME	$35.9	$31.4
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.31	$1.04
Discontinued operations	—	(0.01)
Net income	$1.31	$1.03
Diluted—
Continuing operations	$1.30	$1.03
Discontinued operations	—	(0.01)
Net income	$1.30	$1.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27.5	30.4
Restricted stock	0.1	0.2
Performance share units	0.1	0.1
Diluted	27.7	30.7

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Net income	$35.9	$31.4
Other comprehensive income - net of tax:
Change in fair value of cash flow swaps	(1.0)	(0.8)
Income tax benefit associated with cash flow swaps	0.4	0.3
Comprehensive income	$35.3	$30.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$35.9	$31.4
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	7.3	6.3
Stock-based compensation	3.3	2.5
Deferred income taxes	(1.8)	0.1
Loaner vehicle amortization	4.3	3.1
Excess tax benefit on share-based arrangements	(3.1)	(2.4)
Loss on disposal of fixed assets	0.5	—
Other adjustments, net	0.8	0.3
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	3.9	9.0
Accounts receivable	9.3	5.7
Proceeds from the sale of accounts receivable	—	2.0
Inventories	27.3	12.6
Other current assets	(23.2)	(12.7)
Floor plan notes payable—trade	(13.7)	(14.4)
Accounts payable and accrued liabilities	28.6	11.0
Other long-term assets and liabilities, net	0.7	0.1
Net cash provided by operating activities	80.1	54.6
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(8.6)	(13.3)
Capital expenditures—real estate	(1.8)	—
Capital expenditures—capitalized interest	—	(0.4)
Acquisitions	—	(4.6)
Net cash used in investing activities	(10.4)	(18.3)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	945.0	759.0
Floor plan borrowings—non-trade acquisitions	—	0.5
Floor plan repayments—non-trade	(907.2)	(780.5)
Repayments of borrowings	(2.9)	(2.3)
Payment of debt issuance costs	(1.3)	—
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(108.2)	(14.7)
Excess tax benefit on share-based arrangements	3.1	2.4
Net cash used in financing activities	(71.5)	(35.6)
Net (decrease) increase in cash and cash equivalents	(1.8)	0.7
CASH AND CASH EQUIVALENTS, beginning of period	2.9	5.4
CASH AND CASH EQUIVALENTS, end of period	$1.1	$6.1

See Note 7 for supplemental cash flow information
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 104 franchises (83 dealership locations) in 18 metropolitan markets within 10 states as of March 31, 2015. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of March 31, 2015, we offered 29 domestic and foreign brands of new vehicles. Our current new vehicle revenue brand mix consists of 45% mid-line imports, 37% luxury, and 18% domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly and the effects of any revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, those relating to inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, reserves for insurance programs, reserves for certain legal or similar proceedings relating to our business operations, and realization of deferred tax assets.
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Assets Held for Sale and Discontinued Operations
Certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets have been classified as Assets Held for Sale and associated liabilities, if any, as Liabilities Associated with Assets Held for Sale, with such classification beginning on the date that the assets and any associated liabilities were first considered held for sale which we intend to sell within one year.
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard which raised the threshold for asset disposals, occurring on or after January 1, 2015, to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business.
We adopted the standard in January 2015 and currently do not have any pending dealership disposals that meet the new criteria to be classified as discontinued operations.
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

Loaner vehicles account for a significant portion of Other Current Assets. We acquire loaner vehicles either with available cash or through borrowings from manufacturer affiliated lenders. Loaner vehicles are initially used by our service department for only a short period of time (typically six to twelve months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles and the related borrowings and repayments as operating activities in the accompanying Condensed Consolidated Statements of Cash Flows. The cash outflow to acquire loaner vehicles is presented in Other Current Assets in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings and repayments of loaner vehicle notes payable are presented in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. When loaner vehicles are taken out of loaner status they are transferred to used vehicle inventory at amortized cost, which is reflected as a non-cash transfer in the accompanying Condensed Consolidated Statements of Cash Flows. The cash inflow from the sale of loaner vehicles is reflected in Inventories in the accompanying Condensed Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued their new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property and equipment. The new standard will become effective beginning with the first quarter of 2017 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
In April 2015, the FASB issued an accounting standard that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Application of the standard, which is required to be applied retrospectively, is required for fiscal years beginning on or after December 31, 2015 and for interim periods within that year. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
3. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(In millions)
New vehicles	$673.4	$699.5
Used vehicles	153.0	141.7
Parts and accessories	44.1	44.8
Total inventories	$870.5	$886.0
The lower of cost or market reserves reduced total inventory cost by $6.4 million as of March 31, 2015 and December 31, 2014, respectively. In addition to the inventories shown above, as of March 31, 2015 we had $16.3 million of inventories classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance sheet as they were associated with dealerships held for sale. As of March 31, 2015 and December 31, 2014, certain automobile manufacturer incentives reduced new vehicle inventory cost by $8.2 million and $8.0 million, respectively, and reduced new vehicle cost of sales from continuing operations for the three months ended March 31, 2015 and March 31, 2014 by $8.4 million and $7.0 million respectively.
4. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
As of March 31, 2015, there were two franchises (two dealership locations) where dispositions were pending. Assets and liabilities associated with pending dispositions as of March 31, 2015 totaled $47.5 million and $27.1 million, respectively. There were no assets or liabilities associated with pending dispositions as of December 31, 2014.

Real estate not currently used in our operations that we are actively marketing to sell totaled $6.4 million as of March 31, 2015 and December 31, 2014, respectively. There were no liabilities associated with our real estate assets held for sale as of March 31, 2015 or December 31, 2014.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31, 2015	December 31, 2014
	(In millions)
Assets:
Inventories	$16.3	$—
Property and equipment, net	30.4	6.4
Franchise rights	6.1	—
Goodwill	1.1	—
Total assets	53.9	6.4
Liabilities:
Floor plan notes payable	13.3	—
Mortgage notes payable	13.8	—
Total liabilities	27.1	—
Net assets held for sale	$26.8	$6.4
5. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	March 31, 2015	December 31, 2014
	(In millions)
6.0% Senior Subordinated Notes due 2024	$400.0	$400.0
Mortgage notes payable bearing interest at fixed and variable rates (a)	199.5	232.3
Real estate credit agreement	70.5	71.5
Master Loan Agreement	17.1	—
Capital lease obligations	3.6	3.6
Long-term debt, including current portion	690.7	707.4
Less: current portion	(10.9)	(28.7)
Long-term debt	$679.8	$678.7
_____________________________
(a) Mortgages notes payable do not include $13.8 million classified as Liabilities Associated with Assets Held for Sale as of March 31, 2015.
Master Loan Agreement
On February 3, 2015, we amended and restated our Master Loan Agreement (the “Master Loan Agreement”) with Wells Fargo. The Master Loan Agreement provides for term loans to certain of the Company’s subsidiaries in an aggregate amount not to exceed $100.0 million (the “Master Loan Facility”), subject to customary terms and conditions.
Borrowings under the Master Loan Facility are guaranteed by the Company pursuant to a second amended and restated unconditional guaranty (the “Company Guaranty”), and each operating dealership subsidiary of the Company whose real estate is financed under the Master Loan Facility, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed under the Master Loan Agreement.
Under the Master Loan Facility we may borrow from time to time during the period beginning on February 3, 2015 until and including February 1, 2016 (the “Draw Termination Date”). As of March 31, 2015, there was $17.1 million outstanding under the Master Loan Facility. The proceeds from future borrowings under from the Master Loan Facility are expected to be used for general corporate purposes. Term loans under the Master Loan Facility bear interest based on LIBOR plus 2.50%. After the Draw Termination Date, we are required to make equal monthly principal payments based on a hypothetical 19 year amortization schedule, with a balloon repayment of the outstanding principal amount of loans due on February 1, 2025. We can voluntarily prepay any loan in whole or in part any time without premium or penalty. We paid a total of $1.2 million in debt issuance costs associated with the Master Loan Agreement.
Asbury Automotive Group, Inc. is a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of March 31, 2015, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

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
Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions and those used in assessing impairment of manufacturer franchise rights and goodwill.
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
Financial instruments consist primarily of cash and cash equivalents, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable and interest rate swap agreements. The carrying values of our financial instruments, with the exception of subordinated long-term debt and mortgage notes payable, approximate fair value due to (i) their short-term nature, (ii) recently completed market transactions or (iii) existence of variable interest rates, which approximate market rates. The fair market value of our subordinated long-term debt is based on reported market prices which reflect Level 2 inputs. We estimate the fair value of our mortgage notes payable using a present value technique based on current market interest rates for similar types of financial instruments which reflect Level 2 inputs. A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of
	March 31, 2015	December 31, 2014
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$400.0	$400.0
Mortgage notes payable (a)	287.1	303.8
Total carrying value	$687.1	$703.8

Fair Value:
6.0% Senior Subordinated Notes due 2024	$416.0	$407.0
Mortgage notes payable	$300.7	$318.0
Total fair value	$716.7	$725.0
(a) Mortgages notes payable do not include $13.8 million classified as Liabilities Associated with Assets Held for Sale as of March 31, 2015.

In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap was $70.5 million as of March 31, 2015 and is reducing over its remaining term to $38.7 million at maturity.
We are also party to an interest rate swap agreement that had a notional principal amount of $16.9 million as of March 31, 2015. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity.
Both of our interest rate swaps qualify for cash flow hedge accounting treatment and do not, and will not, contain any ineffectiveness.
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income, including the impact on Accumulated Other Comprehensive Income ("AOCI") (in millions):

For the Three Months Ended March 31,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2015	Interest rate swaps	$(1.5)	Swap interest expense	$(0.5)	$—	$—	N/A
2014	Interest rate swaps	$(1.3)	Swap interest expense	$(0.5)	$—	$—	N/A

 On the basis of yield curve conditions as of March 31, 2015 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $1.6 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than that assumption, all other inputs reflect Level 2 inputs.

Information about amounts reclassified out of AOCI	(In millions)
Accumulated other comprehensive loss—December 31, 2014	$(1.5)
Change in fair value of cash flow swaps	(1.0)
Income tax impact associated with cash flow swaps	0.4
Accumulated other comprehensive loss—March 31, 2015	$(2.1)

Market Risk Disclosures as of March 31, 2015:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$70.5	1 month LIBOR	September 2023	$(3.6)
Interest Rate Swap*	$16.9	1 month LIBOR	October 2015	$(0.1)
____________________________
* The total fair value of our swaps is a $3.7 million net liability, of which $1.6 million is included in Accounts Payable and Accrued Liabilities and $2.1 million is included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheet.
Market Risk Disclosures as of December 31, 2014:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$71.5	1 month LIBOR	September 2023	$(2.5)
Interest Rate Swap*	$17.2	1 month LIBOR	October 2015	$(0.2)
____________________________
* The total fair value of our swap is a $2.7 million net liability, of which $1.8 million is included in Accounts Payable and Accrued Liabilities, $0.9 million is included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheet.

7. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2015 and 2014, we made interest payments, including amounts capitalized, totaling $7.9 million and $6.5 million, respectively. Included in these interest payments are $3.8 million and $3.3 million, of floor plan interest payments for the three months ended March 31, 2015 and 2014, respectively.
During the three months ended March 31, 2015 and 2014, we did not make any material income tax payments or receive any income tax refunds.
During the three months ended March 31, 2015 and 2014, we transferred $28.0 million and $16.6 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.

8. COMMITMENTS AND CONTINGENCIES
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
From time to time, we and our dealerships are or may become involved in various claims relating to, and arising out of, our business and our operations.  These claims may involve, but not be limited to, financial and other audits by vehicle manufacturers, lenders and certain federal, state and local government authorities, which have historically related primarily to (a) incentive and warranty payments received from vehicle manufacturers, or allegations of violations of manufacturer agreements or policies, (b) compliance with lender rules and covenants and (c) payments made to government authorities relating to federal, state and local taxes, as well as compliance with other government regulations. Claims may also arise through litigation, government proceedings and other dispute resolution processes.  Such claims, including class actions, could relate to, but may not be limited to, the practice of charging administrative fees and other fees and commissions, employment-

related matters, truth-in-lending and other dealer assisted financing obligations, contractual disputes, actions brought by governmental authorities and other matters. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.
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
We had $10.3 million of letters of credit outstanding as of March 31, 2015, which are required by certain of our insurance providers. In addition, as of March 31, 2015, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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

Certain of the discussions and information included in this report may constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position and our business strategy. Such statements can generally be identified by words such as “may,” “target,” “could,” “would,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee” and other similar words or phrases. Forward-looking statements may also relate to our expectations and assumptions with respect to, among other things:

•	our ability to execute our business strategy;

•	the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S.;

•	our ability to further improve our operating cash flows, and the availability of capital and liquidity;

•	our estimated future capital expenditures;

•	the duration of the economic recovery process and its impact on our revenues and expenses;

•	our parts and service revenue due to, among other things, improvements in manufacturing quality;

•	the variable nature of significant components of our cost structure;

•	our ability to limit our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers’ willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to leverage our common systems, infrastructure and processes in a cost-efficient manner;

•	our capital allocation strategy, including acquisitions and divestitures, stock repurchases and capital expenditures;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing, including at favorable rates;

•	the growth of mid-line import and luxury brands over the long-term;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our cash flow and net income as a result of the foregoing and other factors.
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
Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth in the discussion and analysis below and under Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statements.

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 104 franchises (83 dealership locations) in 18 metropolitan markets within 10 states as of March 31, 2015. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of March 31, 2015, we offered 29 domestic and foreign brands of new vehicles. Our current new vehicle revenue brand mix consists of 45% mid-line, 37% luxury and 18% domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production of desirable vehicles by automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure and (iii) our brand mix. We believe that our diversified new vehicle revenue brand mix is well positioned for growth over the long term.

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

The United States automotive retail market showed continued year-over-year improvement through the first quarter of 2015, with new vehicle SAAR increasing to 16.7 million during the first three months of 2015 as compared to 15.7 million during the first three months of 2014. We continued to benefit from improving general economic and industry specific conditions in the first quarter of 2015, which we attribute to improved consumer confidence, the continued availability of credit at terms favorable to consumers resulting primarily from the current low interest rate environment, continued incremental improvements in overall unemployment levels, favorable fuel prices and the age of the U.S. automotive fleet. We believe that the overall long-term economic recovery continues to be uncertain, and may be subject to changes based on consumer confidence, interest rates, unemployment levels, instability in fuel prices and other macro-economic factors.
We had total available liquidity of $271.7 million as of March 31, 2015, which consisted of cash and cash equivalents of $1.1 million, $15.9 million of availability under our floor plan offset account, and borrowing availability of $164.7 million and $90.0 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$830.5	$726.0	$104.5	14%
Used vehicle	473.4	416.9	56.5	14%
Parts and service	176.7	159.4	17.3	11%
Finance and insurance, net	61.2	53.4	7.8	15%
Total revenues	1,541.8	1,355.7	186.1	14%
GROSS PROFIT:
New vehicle	49.6	45.4	4.2	9%
Used vehicle	35.3	34.0	1.3	4%
Parts and service	110.3	97.3	13.0	13%
Finance and insurance, net	61.2	53.4	7.8	15%
Total gross profit	256.4	230.1	26.3	11%
OPERATING EXPENSES:
Selling, general and administrative	175.7	159.8	15.9	10%
Depreciation and amortization	7.3	6.3	1.0	16%
Other operating expense, net	0.3	(0.2)	0.5	(250)%
Income from operations	73.1	64.2	8.9	14%
OTHER EXPENSES:
Floor plan interest expense	(3.9)	(3.0)	0.9	30%
Other interest expense, net	(10.3)	(9.1)	1.2	13%
Swap interest expense	(0.5)	(0.6)	(0.1)	(17)%
Total other expense, net	(14.7)	(12.7)	2.0	16%
Income before income taxes	58.4	51.5	6.9	13%
INCOME TAX EXPENSE	22.5	20.0	2.5	13%
INCOME FROM CONTINUING OPERATIONS	35.9	31.5	4.4	14%
DISCONTINUED OPERATIONS, net of tax	—	(0.1)	0.1	(100)%
NET INCOME	$35.9	$31.4	$4.5	14%
Income from continuing operations per common share—Diluted	$1.30	$1.03	$0.27	26%
Net income per common share—Diluted	$1.30	$1.02	$0.28	27%
______________________________
NM—Not Meaningful

	For the Three Months Ended March 31,
	2015	2014
REVENUE MIX PERCENTAGES:
New vehicles	53.9%	53.6%
Used retail vehicles	27.1%	27.0%
Used vehicle wholesale	3.5%	3.7%
Parts and service	11.5%	11.8%
Finance and insurance, net	4.0%	3.9%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	19.3%	19.7%
Used retail vehicles	13.8%	14.5%
Used vehicle wholesale	—%	0.3%
Parts and service	43.0%	42.3%
Finance and insurance, net	23.9%	23.2%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.5%	69.4%
Net income and income from continuing operations increased by $4.5 million (14%) and $4.4 million (14%), respectively, during the first quarter of 2015 as compared to the first quarter of 2014. The increase in income from continuing operations was primarily the result of a $26.3 million (11%) increase in gross profit, which was partially offset by a $15.9 million (10%) increase in SG&A expenses and a $2.5 million (13%) increase in income tax expense.
The $186.1 million (14%) increase in total revenue was the result of (i) a $104.5 million (14%) increase in new vehicle revenue, (ii) a $56.5 million (14%) increase in used vehicle revenue, (iii) a $17.3 million (11%) increase in parts and service revenue and (iv) a $7.8 million (15%) increase in finance and insurance, net.
Gross profit increased across all four of our business lines and was driven by (i) a $13.0 million (13%) increase in parts and service gross profit, (ii) a $7.8 million (15%) increase in F&I gross profit, (iii) a $4.2 million (9%) increase in new vehicle gross profit, and (iv) a $1.3 million (4%) increase in used vehicle gross profit. Our total gross profit margin decreased 40 basis points to 16.6%, primarily as a result of 40 basis point and 50 basis point decreases in our new vehicle and used vehicle same store gross margin, respectively.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$303.3	$276.3	$27.0	10%
Mid-line import	373.1	344.7	28.4	8%
Mid-line domestic	113.7	105.0	8.7	8%
Total new vehicle revenue—same store(1)	790.1	726.0	64.1	9%
New vehicle revenue—acquisitions	40.4	—
New vehicle revenue, as reported	$830.5	$726.0	$104.5	14%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$21.9	$20.5	$1.4	7%
Mid-line import	18.0	18.1	(0.1)	(1)%
Mid-line domestic	7.1	6.8	0.3	4%
Total new vehicle gross profit—same store(1)	47.0	45.4	1.6	4%
New vehicle gross profit—acquisitions	2.6	—
New vehicle gross profit, as reported	$49.6	$45.4	$4.2	9%

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2015	2014
New vehicle units:
New vehicle retail units—same store(1)
Luxury	5,875	5,388	487	9%
Mid-line import	13,812	13,008	804	6%
Mid-line domestic	3,021	2,697	324	12%
Total new vehicle retail units—same store(1)	22,708	21,093	1,615	8%
Fleet vehicles	223	563	(340)	(60)%
Total new vehicle units—same store(1)	22,931	21,656	1,275	6%
New vehicle units—acquisitions	1,127	—
New vehicle units—actual	24,058	21,656	2,402	11%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2015	2014
Revenue per new vehicle sold—same store(1)	$34,456	$33,524	$932	3%
Gross profit per new vehicle sold—same store(1)	$2,050	$2,096	$(46)	(2)%
New vehicle gross margin—same store(1)	5.9%	6.3%	(0.4)%	(6)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $104.5 million (14%) increase in new vehicle revenue was primarily a result of a 6% increase in same store new vehicle unit sales, combined with a 3% increase in same store revenue per new vehicle sold. Our total new vehicle revenue also benefited from $40.4 million in revenue derived from acquisitions. Same store revenues increased across each of our three brand categories, driven primarily by corresponding new vehicle unit sale increases.

Total new vehicle gross profit increased by $4.2 million (9%), largely driven by the 6% increase in same store new vehicle unit sales, and $2.6 million in gross profit derived from acquisitions. Our new vehicle gross profit margin was 5.9%. Our same store gross profit per new vehicle sold decreased by $46 (2)%, as a result of margin declines in each of our brand segments.
Same store unit volumes for our luxury, mid-line import and domestic brands increased 9%, 6%, and 12%, respectively, reflecting (i) an increase in consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) an improvement in the availability of new vehicle inventory from which to choose. New vehicle SAAR increased by 6% to 16.7 million for the first quarter of 2015 as compared to 15.7 million in the first quarter of 2014.
Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$391.5	$367.3	$24.2	7%
Used vehicle retail revenues—acquisitions and new stores	27.7	—
Total used vehicle retail revenues	419.2	367.3	51.9	14%

Used vehicle wholesale revenues—same store(1)	51.4	49.6	1.8	4%
Used vehicle wholesale revenues—acquisitions and new stores	2.8	—
Total used vehicle wholesale revenues	54.2	49.6	4.6	9%
Used vehicle revenue, as reported	$473.4	$416.9	$56.5	14%
Gross profit:
Used vehicle retail gross profit—same store(1)	$33.3	$33.2	$0.1	—%
Used vehicle retail gross profit—acquisitions and new stores	2.1	—
Total used vehicle retail gross profit	35.4	33.2	2.2	7%

Used vehicle wholesale gross profit—same store(1)	0.1	0.8	(0.7)	(88)%
Used vehicle wholesale gross profit—acquisitions and new stores	(0.2)	—
Total used vehicle wholesale gross profit	(0.1)	0.8	(0.9)	(113)%
Used vehicle gross profit, as reported	$35.3	$34.0	$1.3	4%
Used vehicle retail units:
Used vehicle retail units—same store(1)	19,048	18,503	545	3%
Used vehicle retail units—acquisitions and new stores	1,419	—
Used vehicle retail units—actual	20,467	18,503	1,964	11%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2015	2014
Revenue per used vehicle retailed—same store(1)	$20,553	$19,851	$702	4%
Gross profit per used vehicle retailed—same store(1)	$1,748	$1,794	$(46)	(3)%
Used vehicle retail gross margin—same store(1)	8.5%	9.0%	(0.5)%	(6)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $56.5 million (14%) increase in used vehicle revenue was the result of a $24.2 million (7%) increase in same store used vehicle retail revenue, a $1.8 million (4%) increase in same store used vehicle wholesale revenue and $30.5 million in retail and wholesale revenues derived from acquisitions and new stores. Additionally, same store used retail unit sales increased by 545 units (3%) and same store revenue per used vehicle retailed increased by $702 (4%) to $20,553 per unit. The 3% increase in same store used vehicle retail unit sales reflects increased consumer demand, the continued availability of credit at terms favorable to the customer and the ongoing impact of our "Asbury 1-2-1" program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
The $2.2 million (7%) increase in used vehicle retail gross profit was driven primarily by an 11% increase in used vehicle retail units, partially offset by a 50 basis point decrease in our same store used vehicle retail gross margin. We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately
34 days of supply in our inventory as of March 31, 2015.
Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$172.6	$159.4	$13.2	8%
Parts and service revenues—acquisitions and new stores	4.1	—
Parts and service revenue, as reported	$176.7	$159.4	$17.3	11%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$58.4	$56.0	$2.4	4%
Reconditioning and preparation	27.5	23.2	4.3	19%
Warranty	16.3	12.9	3.4	26%
Wholesale parts	5.2	5.2	—	—%
Total parts and service gross profit—same store(1)	107.4	97.3	10.1	10%
Parts and service gross profit—acquisitions and new stores	2.9	—
Parts and service gross profit, as reported	$110.3	$97.3	$13.0	13%
Parts and service gross margin—same store(1)	62.2%	61.0%	1.2%	2%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $17.3 million (11%) increase in parts and service revenue was the result of (i) a $6.7 million (6%) increase in same store customer pay revenue, (ii) a $6.1 million (25%) increase in same store warranty revenue, (iii) a $0.4 million (1%) increase in wholesale parts and (iv) $4.1 million derived from acquisitions.
The 120 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including reconditioning and preparation of vehicles, warranty work and customer pay. The $4.3 million (19%) increase in reconditioning and preparation gross profit was primarily driven by a 3% increase in our same store used vehicle retail unit sales and a 8% increase in our same store new vehicle retail unit sales, as well as increases in the amount of work being performed per vehicle. Gross profit associated with warranty work increased by $3.4 million (26%), primarily due to certain manufacturer recall campaigns that occurred in the first quarter of 2015, as well as increased units in operation as sales of new vehicles in the United States have continued to increase over the past few years.

We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$57.3	$53.4	$3.9	7%
Finance and insurance, net—acquisitions and new stores	3.9	—
Finance and insurance, net as reported	$61.2	$53.4	$7.8	15%
Finance and insurance, net per vehicle sold—same store(1)	$1,365	$1,330	$35	3%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $7.8 million (15%) during the first quarter of 2015 as compared to the first quarter of 2014, primarily due to a 5% increase in same store retail unit sales and $3.9 million derived from acquisitions and other new stores. During the first quarter of 2015 we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General and Administrative Expense—

	For the Three Months Ended March 31,					% of Gross Profit (Decrease) Increase
	2015	% of Gross Profit	2014	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$78.5	32.0%	$75.9	33.0%	$2.6	(1.0)%
Sales compensation	25.4	10.4%	23.7	10.3%	1.7	0.1%
Share-based compensation	3.3	1.3%	2.5	1.1%	0.8	0.2%
Outside services	17.6	7.2%	16.7	7.3%	0.9	(0.1)%
Advertising	8.1	3.3%	7.6	3.3%	0.5	—%
Rent	7.7	3.1%	7.6	3.3%	0.1	(0.2)%
Utilities	4.0	1.6%	3.9	1.7%	0.1	(0.1)%
Insurance	2.8	1.1%	1.8	0.8%	1.0	0.3%
Other	20.8	8.6%	20.1	8.6%	0.7	—%
Selling, general and administrative expense—same store(1)	168.2	68.6%	159.8	69.4%	8.4	(0.8)%
Acquisitions and new stores	7.5		—
Selling, general and administrative—actual	$175.7	68.5%	$159.8	69.4%	$15.9	(0.9)%
Gross profit—same store(1)	$245.1		$230.1
Gross profit—actual	$256.4		$230.1
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 68.6% during the first quarter of 2015 compared to 69.4% for the first quarter of 2014. The 80 basis point decrease was primarily attributable to a 100 basis point decrease in personnel costs as a result of leveraging our fixed cost structure, partially offset by a 30 basis point increase in insurance expense.
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
Depreciation and Amortization Expense —
The $1.0 million (16%) increase in depreciation and amortization expense during the first quarter of 2015 when compared to the first quarter of 2014 was primarily the result of (i) additional fixed assets acquired in acquisitions, (ii) the completion of certain construction projects that resulted in newly depreciable assets placed into service during the past year and (iii) our purchase of certain previously leased real estate throughout 2014.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. Included in the results of the first quarter of 2015 were $0.5 million of charges related to property and equipment disposals.
Floor Plan Interest Expense —
The $0.9 million (30%) increase in floor plan interest expense during the first quarter of 2015 when compared to the first quarter of 2014 was primarily driven by higher new vehicle inventory levels as a result of acquisitions made since the first quarter of 2014.
Other Interest Expense —
Other interest expense increased $1.2 million (13%) from $9.1 million in 2014 to $10.3 million in 2015. During the first quarter of 2015 our mortgage interest expense increased approximately $0.7 million (26%) as result of our decision to mortgage certain owned dealership properties during 2014.
Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments during the first quarter of 2015 and 2014 was $0.5 million and $0.6 million, respectively.
Income Tax Expense—
The $2.5 million (13%) increase in income tax expense was primarily a result of the $6.9 million (13%) increase in income before income taxes in the first quarter of 2015 compared to the first quarter of 2014. Our effective tax rate was 39% for both 2015 and 2014. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2015 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2015.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2015, we had total available liquidity of $271.7 million, which consisted of cash and cash equivalents of $1.1 million, $15.9 million of availability under our floor plan offset account, and borrowing availability of $164.7 million and $90.0 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of March 31, 2015, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our revolving credit facilities, our floor plan facilities, our Master Loan Agreement and our mortgage financings, (iv) amounts in our new vehicle floor plan notes payable offset account and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
We currently have the following material credit facilities, floor plan facilities, real estate credit agreement, Master Loan Facility, mortgage notes and senior subordinated notes. For a more detailed description of the material terms of our senior secured credit facilities, real estate credit agreement, mortgage notes and senior subordinated notes, refer to the “Long-Term Debt” footnote included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”).

•
Revolving credit facility — a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of March 31, 2015, we had $10.3 million in outstanding letters of credit, resulting in $164.7 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of March 31, 2015.

•
New inventory floor plan facilities — an $825.0 million senior secured new vehicle revolving floor plan facility. In connection with the new vehicle floor plan facility, we established an account with Bank of America, N.A. (“Bank of America”) that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in floor plan interest expense on our Condensed Consolidated Statements of Income. As of March 31, 2015, we had $15.9 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations. As of March 31, 2015, we had $688.1 million, net, outstanding under our senior secured new vehicle revolving floor plan facility (including $13.3 classified as Liabilities associated with assets held for sale) and $102.8 million outstanding under our floor plan facility with Ford.

•
Used vehicle floor plan facility — a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. As of March 31, 2015, we had $10.0 million outstanding under our used vehicle revolving floor plan facility, which was drawn for general corporate purposes, and $90.0 million of remaining borrowing availability.

•
Real estate credit agreement — a real estate term loan credit agreement with an initial principal value of $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of March 31, 2015, the outstanding balance under the real estate credit agreement was $70.5 million.

•
Master Loan Facility — provides for term loans to certain of the Company’s subsidiaries in an aggregate amount not to exceed $100.0 million. Borrowings under the Master Loan Facility are guaranteed by the Company and are collateralized by the real property financed under the Master Loan Agreement. As of March 31, 2015, we had $17.1 million of mortgage note obligations, with the ability to draw an additional $82.9 million until February 1, 2016.

•
Mortgage notes — as of March 31, 2015, we had $199.5 million of mortgage note obligations (excluding amounts outstanding under our real estate credit agreement and Master Loan Facility). These obligations are collateralized by the related real estate at our applicable owned dealership locations.

•
6.0% Senior Subordinated Notes due 2024 (“6.0% Notes”) — as of March 31, 2015 we had $400.0 million in aggregate principal amount of our 6.0% Notes outstanding. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until their maturity on December 15, 2024.

Under the terms of the senior secured credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floor plan indebtedness, (ii) certain refinancings, refunds, renewals or extensions of existing indebtedness, and (iii) other customary permitted indebtedness.
Master Loan Agreement
On February 3, 2015, we amended and restated our Master Loan Agreement (the “ Master Loan Agreement”) with Wells Fargo. The Master Loan Agreement provides for term loans in an aggregate amount not to exceed $100.0 million (the restated "Master Loan Facility”), subject to customary terms and conditions.
Borrowings under the Master Loan Facility are guaranteed by the Company pursuant to a second amended and restated unconditional guaranty, and each operating dealership subsidiary of the Company whose real estate is financed under the Master Loan Facility, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed under the Master Loan Agreement.
Under the Master Loan Facility we may borrow from time to time during the period beginning on February 3, 2015 until and including February 1, 2016 (the “Draw Termination Date”). As of March 31, 2015, there was $17.1 million outstanding under the Master Loan Facility. The proceeds from future borrowings under from the Master Loan Facility are expected to be used for general corporate purposes. Term loans under the Master Loan Facility bear interest based on LIBOR plus 2.50%. After the Draw Termination Date, we are required to make equal monthly principal payments based on a hypothetical 19 year amortization schedule, with a balloon repayment of the outstanding principal amount of loans due on February 1, 2025. We can voluntarily prepay any loan in whole or in part any time without premium or penalty.
Covenants
We are subject to a number of customary covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2015.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). As of January 28, 2015, the date of the most recent amendment to the Repurchase Program, we have the authority to repurchase up to an aggregate of $300.0 million of common stock under the Repurchase Program in open market transactions or privately negotiated transactions from time to time.  During the three months ended March 31, 2015, we repurchased a total of 1,349,517 shares of our common stock under the Repurchase Program for a total of $101.9 million. As of March 31, 2015 we had remaining authorization to repurchase $252.0 million in shares of our common stock.
During the three months ended March 31, 2015, we also repurchased 79,241 shares of our common stock for $6.3 million from employees in connection with a net share settlement feature of employee equity-based awards.

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

	For the Three Months Ended March 31,
	2015	2014
	(In millions)
Reconciliation of Cash provided by (used in) operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$80.1	$54.6
New and pre-owned vehicle floor plan borrowings (repayments) - non-trade, net	37.8	(21.5)
Cash provided by operating activities, as adjusted	$117.9	$33.1
Operating Activities—
Net cash provided by operating activities totaled $80.1 million and $54.6 million for the three months ended March 31, 2015 and 2014 respectively. Net cash provided by operating activities, as adjusted, totaled $117.9 million and $33.1 million  for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $84.8 million increase in our net cash provided by operating activities, as adjusted, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily the result of the following:

•
$74.7 million related to a decrease in inventory, net of floor plan notes payable, primarily as a result of an $59.3 million net increase in both our trade and non-trade floor plan borrowings during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014;

•	$17.6 million related to an increase in accounts payable and accrued expenses; and

•	a $5.9 million increase in net income adjusted for non-cash items.
The increase in our cash provided by operating activities, as adjusted, was partially offset by:

•	$10.5 million related to a net increase in other current assets, primarily related to an increase in our loaner vehicle inventory and the turnover of that inventory; and

•	$3.5 million related to (i) sales volume and the timing of collection of accounts receivable and contracts-in-transit and (ii) a decrease in proceeds from the sale of accounts receivable,

Investing Activities—
Net cash used in investing activities totaled $10.4 million and $18.3 million for the three months ended March 31, 2015 and 2014, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Capital expenditures, excluding the purchase of real estate, lease buyouts and capitalized interest, were $8.6 million and $13.3 million for the three months ended March 31, 2015 and 2014, respectively. Purchases of real estate totaled $1.8 million for the three months ended March 31, 2015.

During the three months ended March 31, 2014, we acquired one franchise in our existing market of Greenville, South Carolina for an aggregate purchase price of $4.6 million. Upon the acquisition, this franchise was integrated with one of our existing dealership locations in Greenville.

We expect that capital expenditures, excluding the purchase of real estate, will total approximately $65.0 million during 2015 to upgrade our existing facilities, build new facilities, expand our service capacity and invest in technology and equipment.

As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease and acquire real estate in anticipation of lease terminations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $71.5 million and $35.6 million  for the three months ended March 31, 2015 and 2014, respectively.
During the three months ended March 31, 2015 and 2014, we had non-trade floor plan borrowings of $945.0 million and$759.0 million, respectively. Included in the $945.0 million of non-trade floor plan borrowings was a $10.0 million decrease in our floor plan offset account for the three months ended March 31, 2015. In addition, during three months ended March 31, 2014 we had non-trade floor plan borrowings of $0.5 million related to our acquisition of one franchises.
During the three months ended March 31, 2015 and 2014, we made non-trade floor plan repayments of $907.2 million and $780.5 million, respectively. Included in the $780.5 million of non-trade floor plan repayments was a $18.4 million increase in our floor plan offset account for the three months ended March 31, 2014.
During the three months ended March 31, 2015, we paid a total of $1.3 million in debt issuance costs associated with the Master Loan Agreement and other borrowings.
Repayments of borrowings totaled $2.9 million and $2.3 million  for the three months ended March 31, 2015 and 2014, respectively.
During the three months ended March 31, 2015, we repurchased a total of 1,349,517 shares of our common stock under our authorized repurchase programs for a total of $101.9 million and 79,241 shares of our common stock for $6.3 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 8 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $791.1 million of total variable interest rate debt (including floor plan notes payable) outstanding as of March 31, 2015, a 1% change in interest rates could result in a change of as much as $7.9 million to our annual other interest expense.
We received $7.7 million of floor plan assistance from certain automobile manufacturers during the three months ended March 31, 2015. Floor plan assistance reduced cost of sales (including amounts classified as discontinued operations) for the three months ended March 31, 2015 by $7.3 million and reduced new vehicle inventory by $6.7 million and $6.3 million as of March 31, 2015 and December 31, 2014, respectively. Although we can provide no assurance as to the amount of future floor plan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floor plan assistance from certain automobile manufacturers.
Hedging Risk
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap was $70.5 million as of March 31, 2015 and is reducing over its remaining term to $38.7 million at maturity.
We are also party to an interest rate swap agreement which had a notional principal amount of $16.9 million as of March 31, 2015. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity. This interest rate swap qualifies for cash flow hedge accounting treatment and does not, and will not, contain any ineffectiveness.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 30, 2014, our Board of Directors authorized our current share Repurchase Program. As of January 28, 2015, the date of the most recent amendment to the Repurchase Program, we have the authority to repurchase up to an aggregate of $300.0 million of common stock under the Repurchase Program in open market transactions or privately negotiated transactions from time to time. During the three months ended March 31, 2015, we repurchased a total of 1,349,517 shares of our common stock under the Repurchase Program for a total of $101.9 million. As of March 31, 2015, we had remaining authorization to repurchase $252.0 million in shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
01/01/2015 - 01/31/2015	803,200	$73.96	803,200	$294.5
02/01/2015 - 02/28/2015	364,500	$77.76	364,500	$266.2
03/01/2015 - 03/31/2015	181,817	$77.86	181,817	$252.0

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1
Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2015)*

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

Asbury Automotive Group, Inc.

Date: April 22, 2015	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: April 22, 2015	By:	/s/ Keith R. Style
	Name:	Keith R. Style
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
10.1
Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2015)*

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