Form 10-Q
period 2015-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2015-07-23
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 22, 2015 was 26,634,520.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.9	$2.9
Contracts-in-transit	146.7	155.6
Accounts receivable (net of allowance of $1.1 and $1.2, respectively)	99.5	107.0
Inventories	928.5	886.0
Deferred income taxes	10.8	10.2
Assets held for sale	57.3	6.4
Other current assets	100.1	108.6
Total current assets	1,344.8	1,276.7
PROPERTY AND EQUIPMENT, net	765.2	741.6
GOODWILL	131.2	104.0
OTHER LONG-TERM ASSETS	70.6	69.7
Total assets	$2,311.8	$2,192.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$121.7	$116.5
Floor plan notes payable—non-trade	723.5	650.3
Current maturities of long-term debt	12.7	28.7
Accounts payable and accrued liabilities	269.1	245.6
Liabilities associated with assets held for sale	29.6	—
Total current liabilities	1,156.6	1,041.1
LONG-TERM DEBT	758.2	678.7
DEFERRED INCOME TAXES	4.2	3.9
OTHER LONG-TERM LIABILITIES	25.1	23.4
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 40,505,070 and 40,327,625 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	532.4	522.6
Retained earnings	352.1	275.1
Treasury stock, at cost; 13,870,550 and 11,803,711 shares, respectively	(515.1)	(351.7)
Accumulated other comprehensive loss	(2.1)	(1.5)
Total shareholders’ equity	367.7	444.9
Total liabilities and shareholders’ equity	$2,311.8	$2,192.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
New vehicle	$926.2	$831.5	$1,756.7	$1,557.5
Used vehicle	507.6	445.3	981.0	862.2
Parts and service	188.2	168.2	364.9	327.6
Finance and insurance, net	67.6	58.4	128.8	111.8
Total revenues	1,689.6	1,503.4	3,231.4	2,859.1
COST OF SALES:
New vehicle	875.6	779.7	1,656.5	1,460.3
Used vehicle	473.9	411.9	912.0	794.8
Parts and service	68.8	63.9	135.2	126.0
Total cost of sales	1,418.3	1,255.5	2,703.7	2,381.1
GROSS PROFIT	271.3	247.9	527.7	478.0
OPERATING EXPENSES:
Selling, general and administrative	181.9	169.2	357.6	329.0
Depreciation and amortization	7.2	6.4	14.5	12.7
Other operating expense (income), net	—	0.1	0.3	(0.1)
Income from operations	82.2	72.2	155.3	136.4
OTHER EXPENSES:
Floor plan interest expense	(4.0)	(3.3)	(7.9)	(6.3)
Other interest expense, net	(10.5)	(9.5)	(20.8)	(18.6)
Swap interest expense	(0.5)	(0.4)	(1.0)	(1.0)
Total other expenses, net	(15.0)	(13.2)	(29.7)	(25.9)
Income before income taxes	67.2	59.0	125.6	110.5
INCOME TAX EXPENSE	26.1	22.8	48.6	42.8
INCOME FROM CONTINUING OPERATIONS	41.1	36.2	77.0	67.7
DISCONTINUED OPERATIONS, net of tax	—	(0.3)	—	(0.4)
NET INCOME	$41.1	$35.9	$77.0	$67.3
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.53	$1.19	$2.84	$2.23
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$1.53	$1.18	$2.84	$2.22
Diluted—
Continuing operations	$1.52	$1.19	$2.82	$2.21
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$1.52	$1.18	$2.82	$2.20
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26.8	30.3	27.1	30.3
Restricted stock	0.1	0.1	0.1	0.2
Performance share units	0.1	0.1	0.1	0.1
Diluted	27.0	30.5	27.3	30.6

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$41.1	$35.9	$77.0	$67.3
Other comprehensive income - net of tax:
Change in fair value of cash flow swaps	—	(1.0)	(1.0)	(1.8)
Income tax benefit associated with cash flow swaps	—	0.4	0.4	0.7
Comprehensive income	$41.1	$35.3	$76.4	$66.2

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$77.0	$67.3
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	14.5	12.7
Stock-based compensation	5.3	4.3
Deferred income taxes	0.1	1.9
Loaner vehicle amortization	8.6	6.3
Excess tax benefit on share-based arrangements	(4.5)	(3.3)
Loss on disposal of fixed assets	0.5	0.7
Other adjustments, net	1.3	0.7
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	8.9	9.3
Accounts receivable	7.6	(2.7)
Proceeds from the sale of accounts receivable	—	2.5
Inventories	11.6	16.0
Other current assets	(57.0)	(36.0)
Floor plan notes payable—trade	(5.9)	(10.7)
Accounts payable and accrued liabilities	19.3	12.6
Other long-term assets and liabilities, net	1.9	(0.9)
Net cash provided by operating activities	89.2	80.7
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(19.9)	(31.3)
Capital expenditures—real estate	(22.4)	—
Capital expenditures—capitalized interest	(0.1)	(0.6)
Acquisitions	(67.4)	(21.9)
Proceeds from the sale of assets	2.3	—
Net cash used in investing activities	(107.5)	(53.8)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,090.0	1,627.5
Floor plan borrowings—non-trade acquisitions	16.7	6.5
Floor plan repayments—non-trade	(2,006.3)	(1,622.1)
Proceeds from borrowings	82.9	—
Repayments of borrowings	(5.8)	(4.9)
Payment of debt issuance costs	(1.3)	—
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(163.4)	(35.6)
Excess tax benefit on share-based arrangements	4.5	3.3
Net cash provided by (used in) financing activities	17.3	(25.3)
Net (decrease) increase in cash and cash equivalents	(1.0)	1.6
CASH AND CASH EQUIVALENTS, beginning of period	2.9	5.4
CASH AND CASH EQUIVALENTS, end of period	$1.9	$7.0

See Note 8 for supplemental cash flow information
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 106 franchises (86 dealership locations) in 18 metropolitan markets within 10 states as of June 30, 2015. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of June 30, 2015, we offered 29 domestic and foreign brands of new vehicles. For the six months ended June 30, 2015 our new vehicle revenue brand mix consisted of 47% mid-line imports, 36% luxury, and 17% domestic brands. We also operate 26 collision repair centers that serve customers in our local markets.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in metropolitan Atlanta, Georgia;

•	McDavid dealerships operating in Austin, Dallas and Houston, Texas;

•	North Point dealerships operating in the Little Rock, Arkansas area;

•	Plaza dealerships operating in metropolitan St. Louis, Missouri; and

•	Gray-Daniels dealerships operating in the Jackson, Mississippi area.

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
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Assets Held for Sale and Discontinued Operations
Certain amounts reflected in the accompanying Condensed Consolidated Balance Sheets have been classified as Assets Held for Sale and associated liabilities, if any, as Liabilities Associated with Assets Held for Sale, with such classification beginning on the date that the assets and any associated liabilities were first considered held for sale and which we intend to sell within one year.
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
Statements of Cash Flows
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle (“Non-Trade”), and all floor plan notes payable relating to used vehicles (together referred to as “Floor Plan Notes Payable—Non-Trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable—Trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. Repayments of Floor Plan Notes Payable—Trade associated with divestitures are classified as an operating activity. Repayments of Floor Plan Notes Payable—Non-Trade associated with divestitures are classified as a financing activity.

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
Recent Accounting Pronouncements
In May 2014, the FASB issued their new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property and equipment. In July 2015, the FASB approved deferring the effective date of this standard by one year to December 15, 2017 for annual reporting periods beginning after that date. The new standard will become effective beginning with the first quarter of 2018 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. The FASB also approved early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
In April 2015, the FASB issued an accounting standard that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the debt liability rather than as an asset. Application of the standard, which is required to be applied retrospectively, is required for fiscal years beginning on or after December 15, 2015 and for interim periods within that year. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
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

During the six months ended June 30, 2015, we acquired the assets of one franchise (one dealership location) in our existing Jacksonville, Florida market and one franchise (one dealership location) in our existing Atlanta, Georgia market for a combined purchase price of $69.4 million. We financed these acquisitions with $52.7 million of cash (of which $2.0 million was paid in July 2015) and $16.7 million of floor plan borrowings for the purchase of the related new vehicle inventory.

Below is the preliminary allocation of purchase price for the acquisitions completed during the six months ended June 30, 2015. We have not finished our final assessments of third party real estate appraisals and our internal valuation of manufacturer franchise rights. The $34.6 million of goodwill and manufacturer franchise rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15 year period.

As of June 30, 2015
(In millions)
Inventory	$19.0
Real estate	15.2
Property and equipment	0.9
Goodwill	28.3
Manufacturer franchise rights	6.3
Liabilities assumed	(0.3)
Total purchase price	$69.4

4. INVENTORIES
Inventories consisted of the following:

	As of
	June 30, 2015	December 31, 2014
	(In millions)
New vehicles	$725.4	$699.5
Used vehicles	157.1	141.7
Parts and accessories	46.0	44.8
Total inventories	$928.5	$886.0
The lower of cost or market reserves reduced total inventory cost by $6.7 million and $6.4 million as of June 30, 2015 and December 31, 2014, respectively. In addition to the inventories shown above, as of June 30, 2015 we had $19.7 million of inventories classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheet as they were associated with dealerships held for sale. As of June 30, 2015 and December 31, 2014, certain automobile manufacturer incentives reduced new vehicle inventory cost by $9.0 million and $8.0 million, respectively, and reduced new vehicle cost of sales from continuing operations for the six months ended June 30, 2015 and June 30, 2014 by $18.0 million and $14.8 million, respectively.
5. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals and (ii) real estate not currently used in our operations that we are actively marketing to sell and the related mortgage notes payable, if applicable.
During the six months ended June 30, 2015, we sold two vacant properties with a combined net book value of $2.2 million. In addition, during the six months ended June 30, 2015, we reclassified one vacant property with a net book value of $2.3 million to assets held for sale.
As of June 30, 2015, there were two franchises (two dealership locations) pending disposition. The assets and liabilities associated with pending dispositions as of June 30, 2015 totaled $50.8 million and $29.6 million, respectively. In July 2015 we completed the divestiture of these two franchises (two dealership locations). For additional information, see Note 10.

There were no assets or liabilities associated with pending dispositions as of December 31, 2014.
Real estate not currently used in our operations that we are actively marketing to sell totaled $6.5 million and $6.4 million as of June 30, 2015 and December 31, 2014, respectively. There were no liabilities associated with our real estate assets held for sale as of June 30, 2015 or December 31, 2014.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	June 30, 2015	December 31, 2014
	(In millions)
Assets:
Inventories	$19.7	$—
Property and equipment, net	30.4	6.4
Franchise rights	6.1	—
Goodwill	1.1	—
Total assets	57.3	6.4
Liabilities:
Floor plan notes payable	16.0	—
Mortgage notes payable	13.6	—
Total liabilities	29.6	—
Net assets held for sale	$27.7	$6.4

6. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	June 30, 2015	December 31, 2014
	(In millions)
6.0% Senior Subordinated Notes due 2024	$400.0	$400.0
Mortgage notes payable bearing interest at fixed and variable rates (a)	197.8	232.3
Real estate credit agreement	69.6	71.5
Master loan agreement	100.0	—
Capital lease obligations	3.5	3.6
Long-term debt, including current portion	770.9	707.4
Less: current portion	(12.7)	(28.7)
Long-term debt	$758.2	$678.7
_____________________________
(a) Mortgage notes payable do not include $13.6 million classified as Liabilities Associated with Assets Held for Sale as of June 30, 2015.
Master Loan Agreement
In June 2015, we made additional borrowings under our amended and restated Master Loan Agreement (the “Master Loan Agreement”) with Wells Fargo, resulting in our having drawn the full $100.0 million (the “Master Loan Facility”) of availability thereunder. In connection with our final draw under the Master Loan Agreement, in June 2015 we entered into a cash flow interest rate swap with Wells Fargo, effectively fixing the interest rate at 4.8%. We paid a total of $1.2 million in debt issuance costs associated with the Master Loan Agreement.
6.0% Senior Subordinated Notes due 2024
Asbury Automotive Group, Inc. is a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of June 30, 2015, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

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

	As of
	June 30, 2015	December 31, 2014
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$400.0	$400.0
Mortgage notes payable (a)	367.4	303.8
Total carrying value	$767.4	$703.8

Fair Value:
6.0% Senior Subordinated Notes due 2024	$416.0	$407.0
Mortgage notes payable	$368.8	$318.0
Total fair value	$784.8	$725.0
(a) Mortgage notes payable do not include $13.6 million classified as Liabilities Associated with Assets Held for Sale as of June 30, 2015.

In June 2015, we entered into a new interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in February 2025. The notional value of this swap was $100.0 million as of June 30, 2015 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap was $69.6 million as of June 30, 2015 and is reducing over its remaining term to $38.7 million at maturity.
We are also party to an interest rate swap agreement that had a notional principal amount of $16.5 million as of June 30, 2015. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity.
All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not, and will not, contain any ineffectiveness.
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income, including the impact on Accumulated Other Comprehensive Income ("AOCI") (in millions):

For the Three Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2015	Interest rate swaps	$(0.5)	Swap interest expense	$(0.5)	$—	N/A
2014	Interest rate swaps	$(1.5)	Swap interest expense	$(0.5)	$—	N/A

For the Six Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2015	Interest rate swaps	$(2.0)	Swap interest expense	$(1.0)	$—	N/A
2014	Interest rate swaps	$(2.8)	Swap interest expense	$(1.0)	$—	N/A

 On the basis of yield curve conditions as of June 30, 2015 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $3.4 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than that assumption, all other inputs reflect Level 2 inputs.

Information about amounts reclassified out of AOCI	(In millions)
Accumulated other comprehensive loss—December 31, 2014	$(1.5)
Change in fair value of cash flow swaps	(1.0)
Income tax impact associated with cash flow swaps	0.4
Accumulated other comprehensive loss—June 30, 2015	$(2.1)
Market Risk Disclosures as of June 30, 2015:
Instruments entered into for trading purposes—None

Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$100.0	1 month LIBOR	February 2025	$(1.5)
Interest Rate Swap*	$69.6	1 month LIBOR	September 2023	$(2.1)
Interest Rate Swap*	$16.5	1 month LIBOR	October 2015	$(0.1)
____________________________
* The total fair value of our swaps is a $3.7 million net liability, of which $3.6 million is included in Accounts Payable and Accrued Liabilities, $0.6 million is included in Other Long-Term Liabilities and $0.5 million is included in Other Long-Term Assets on the accompanying Condensed Consolidated Balance Sheet.
Market Risk Disclosures as of December 31, 2014:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$71.5	1 month LIBOR	September 2023	$(2.5)
Interest Rate Swap*	$17.2	1 month LIBOR	October 2015	$(0.2)
____________________________
* The total fair value of our swap is a $2.7 million net liability, of which $1.8 million is included in Accounts Payable and Accrued Liabilities and $0.9 million is included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheet.

8. SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2015 and 2014, we made interest payments, including amounts capitalized, totaling $29.2 million and $25.6 million, respectively. Included in these interest payments are $8.0 million and $6.6 million, of floor plan interest payments for the six months ended June 30, 2015 and 2014, respectively.
During the six months ended June 30, 2015 and 2014, we made income tax payments, net of refunds received, totaling $29.1 million and $34.0 million, respectively.
During the six months ended June 30, 2015 and 2014, we transferred $54.4 million and $34.0 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.

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
We had $10.3 million of letters of credit outstanding as of June 30, 2015, which are required by certain of our insurance providers. In addition, as of June 30, 2015, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
10. SUBSEQUENT EVENTS
In July 2015, we sold two franchises (two dealership locations) in Princeton, New Jersey. These two franchises were classified as assets and liabilities held for sale as of June 30, 2015. For the year ended December 31, 2014, the total revenues of these two franchises were approximately $120.0 million.

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

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 106 franchises (86 dealership locations) in 18 metropolitan markets within 10 states as of June 30, 2015. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of June 30, 2015, we offered 29 domestic and foreign brands of new vehicles. For the six months ended June 30, 2015 our new vehicle revenue brand mix consisted of 47% mid-line, 36% luxury and 17% domestic brands. We also operate 26 collision repair centers that serve customers in our local markets.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in New Jersey, North Carolina, South Carolina and Virginia;

•	Nalley dealerships operating in metropolitan Atlanta, Georgia;

•	McDavid dealerships operating in Austin, Dallas and Houston, Texas;

•	North Point dealerships operating in the Little Rock, Arkansas area;

•	Plaza dealerships operating in metropolitan St. Louis, Missouri; and

•	Gray-Daniels dealerships operating in the Jackson, Mississippi area.
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
The United States automotive retail market showed continued year-over-year improvement through the second quarter of 2015, with new vehicle SAAR increasing to 17.1 million during the second quarter of 2015 as compared to 16.6 million during the second quarter of 2014. We continued to benefit from favorable general and industry specific economic conditions in the first half of 2015, which we attribute to improved consumer confidence, the continued availability of credit at terms favorable to consumers resulting primarily from the current low interest rate environment, continued incremental improvements in overall unemployment levels, favorable fuel prices and the age of the U.S. automotive fleet.
We had total available liquidity of $245.9 million as of June 30, 2015, which consisted of cash and cash equivalents of $1.9 million, $28.3 million of availability under our floor plan offset account, and borrowing availability of $164.7 million and $51.0 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$926.2	$831.5	$94.7	11%
Used vehicle	507.6	445.3	62.3	14%
Parts and service	188.2	168.2	20.0	12%
Finance and insurance, net	67.6	58.4	9.2	16%
Total revenues	1,689.6	1,503.4	186.2	12%
GROSS PROFIT:
New vehicle	50.6	51.8	(1.2)	(2)%
Used vehicle	33.7	33.4	0.3	1%
Parts and service	119.4	104.3	15.1	14%
Finance and insurance, net	67.6	58.4	9.2	16%
Total gross profit	271.3	247.9	23.4	9%
OPERATING EXPENSES:
Selling, general and administrative	181.9	169.2	12.7	8%
Depreciation and amortization	7.2	6.4	0.8	13%
Other operating expense, net	—	0.1	(0.1)	(100)%
Income from operations	82.2	72.2	10.0	14%
OTHER EXPENSES:
Floor plan interest expense	(4.0)	(3.3)	0.7	21%
Other interest expense, net	(10.5)	(9.5)	1.0	11%
Swap interest expense	(0.5)	(0.4)	0.1	25%
Total other expense, net	(15.0)	(13.2)	1.8	14%
Income before income taxes	67.2	59.0	8.2	14%
INCOME TAX EXPENSE	26.1	22.8	3.3	14%
INCOME FROM CONTINUING OPERATIONS	41.1	36.2	4.9	14%
DISCONTINUED OPERATIONS, net of tax	—	(0.3)	0.3	(100)%
NET INCOME	$41.1	$35.9	$5.2	14%
Income from continuing operations per common share—Diluted	$1.52	$1.19	$0.33	28%
Net income per common share—Diluted	$1.52	$1.18	$0.34	29%

	For the Three Months Ended June 30,
	2015	2014
REVENUE MIX PERCENTAGES:
New vehicles	54.8%	55.3%
Used retail vehicles	26.8%	26.1%
Used vehicle wholesale	3.3%	3.5%
Parts and service	11.1%	11.2%
Finance and insurance, net	4.0%	3.9%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	18.7%	20.9%
Used retail vehicles	12.9%	13.5%
Used vehicle wholesale	(0.5)%	(0.1)%
Parts and service	44.0%	42.1%
Finance and insurance, net	24.9%	23.6%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	67.0%	68.3%

Net income and income from continuing operations increased by $5.2 million (14%) and $4.9 million (14%), respectively, during the second quarter of 2015 as compared to the second quarter of 2014. The increase in income from continuing operations was primarily the result of a $23.4 million (9%) increase in gross profit, which was partially offset by a $12.7 million (8%) increase in SG&A expenses and a $3.3 million (14%) increase in income tax expense.
The $186.2 million (12%) increase in total revenue was the result of (i) a $94.7 million (11%) increase in new vehicle revenue, (ii) a $62.3 million (14%) increase in used vehicle revenue, (iii) a $20.0 million (12%) increase in parts and service revenue and (iv) a $9.2 million (16%) increase in F&I.
The increase in gross profit was driven by (i) a $15.1 million (14%) increase in parts and service gross profit, (ii) a $9.2 million (16%) increase in F&I gross profit, partially offset by a $1.2 million (2%) decrease in new vehicle gross profit. Our total gross profit margin decreased 40 basis points to 16.1%, primarily as a result of a 70 basis point decrease in our new vehicle and an 80 basis point decrease in our used vehicle same store gross margins.

New Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$323.2	$303.5	$19.7	6%
Mid-line import	429.1	407.9	21.2	5%
Mid-line domestic	122.8	120.1	2.7	2%
Total new vehicle revenue—same store(1)	875.1	831.5	43.6	5%
New vehicle revenue—acquisitions	51.1	—
New vehicle revenue, as reported	$926.2	$831.5	$94.7	11%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$21.3	$22.0	$(0.7)	(3)%
Mid-line import	19.9	22.4	(2.5)	(11)%
Mid-line domestic	7.0	7.4	(0.4)	(5)%
Total new vehicle gross profit—same store(1)	48.2	51.8	(3.6)	(7)%
New vehicle gross profit—acquisitions	2.4	—
New vehicle gross profit, as reported	$50.6	$51.8	$(1.2)	(2)%

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
New vehicle units:
New vehicle retail units—same store(1)
Luxury	6,348	5,931	417	7%
Mid-line import	15,972	15,440	532	3%
Mid-line domestic	3,257	3,030	227	7%
Total new vehicle retail units—same store(1)	25,577	24,401	1,176	5%
Fleet vehicles	271	636	(365)	(57)%
Total new vehicle units—same store(1)	25,848	25,037	811	3%
New vehicle units—acquisitions	1,551	—
New vehicle units—actual	27,399	25,037	2,362	9%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
Revenue per new vehicle sold—same store(1)	$33,856	$33,211	$645	2%
Gross profit per new vehicle sold—same store(1)	$1,865	$2,069	$(204)	(10)%
New vehicle gross margin—same store(1)	5.5%	6.2%	(0.7)%	(11)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $94.7 million (11%) increase in new vehicle revenue was primarily the result of $51.1 million derived from acquisitions, a 3% increase in same store new vehicle unit sales and a 2% increase in same store revenue per new vehicle sold. Same store revenues increased across each of our three brand categories, driven primarily by corresponding new vehicle unit sale increases.

Total new vehicle gross profit decreased by $1.2 million (2%) as a result of a $3.6 million (7%) decrease in same store new vehicle gross profit partially offset by $2.4 million in gross profit derived from acquisitions. Our same store gross profit per new vehicle sold decreased by $204 (10%), as a result of margin declines in each of our brand segments. We attribute the 70 basis point decrease in same store gross profit margin primarily to increased competition in the new vehicle market, specifically in our mid-line import brands, and a shift in consumer preference towards lower margin vehicles in our luxury brands.
Same store unit volumes for our luxury, mid-line import and domestic brands increased 7%, 3%, and 7% respectively, reflecting (i) an increase in consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) the broad range of attractive vehicle offerings from which to choose. New vehicle SAAR increased by 3% to 17.1 million for the second quarter of 2015 as compared to 16.6 million in the second quarter of 2014.

Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$424.0	$393.0	$31.0	8%
Used vehicle retail revenues—acquisitions and new stores	27.8	—
Total used vehicle retail revenues	451.8	393.0	58.8	15%

Used vehicle wholesale revenues—same store(1)	51.6	52.3	(0.7)	(1)%
Used vehicle wholesale revenues—acquisitions and new stores	4.2	—
Total used vehicle wholesale revenues	55.8	52.3	3.5	7%
Used vehicle revenue, as reported	$507.6	$445.3	$62.3	14%
Gross profit:
Used vehicle retail gross profit—same store(1)	$33.0	$33.7	$(0.7)	(2)%
Used vehicle retail gross profit—acquisitions and new stores	2.0	—
Total used vehicle retail gross profit	35.0	33.7	1.3	4%

Used vehicle wholesale gross profit—same store(1)	(1.2)	(0.3)	(0.9)	300%
Used vehicle wholesale gross profit—acquisitions and new stores	(0.1)	—
Total used vehicle wholesale gross profit	(1.3)	(0.3)	(1.0)	333%
Used vehicle gross profit, as reported	$33.7	$33.4	$0.3	1%
Used vehicle retail units:
Used vehicle retail units—same store(1)	19,964	18,840	1,124	6%
Used vehicle retail units—acquisitions and new stores	1,427	—
Used vehicle retail units—actual	21,391	18,840	2,551	14%

Used Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
Revenue per used vehicle retailed—same store(1)	$21,238	$20,860	$378	2%
Gross profit per used vehicle retailed—same store(1)	$1,653	$1,789	$(136)	(8)%
Used vehicle retail gross margin—same store(1)	7.8%	8.6%	(0.8)%	(9)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $62.3 million (14%) increase in used vehicle revenue was the result of a $31.0 million (8%) increase in same store used vehicle retail revenue, and $32.0 million in retail and wholesale revenue derived from acquisitions and new stores, partially offset by a $0.7 million (1%) decrease in same store used vehicle wholesale revenue. Same store used retail unit sales increased by 1,124 (6%) and same store revenue per used vehicle retailed increased by $378 (2%) to $21,238 per unit. The 6% increase in same store used vehicle retail unit sales reflects increased consumer demand, the continued availability of credit at terms favorable to the customer and the ongoing impact of our "Asbury 1-2-1" program, a volume-driven initiative with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
The $1.3 million (4%) increase in used vehicle retail gross profit was driven by $2.0 million derived from acquisitions and new stores partially offset by a $0.7 million (2%) decrease in same store used vehicle retail gross profit. Same store retail used vehicle gross margin decreased 80 basis points from 8.6% to 7.8% for the three months ended June 30, 2014 and 2015, respectively. We attribute the decrease in used vehicle retail gross margin primarily to our efforts to grow sales volume during the current period. Same store wholesale losses during the second quarter of 2015 increased by $0.9 million to $1.2 million.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 36 days of supply in our inventory as of June 30, 2015.

Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$181.7	$168.2	$13.5	8%
Parts and service revenues—acquisitions and new stores	6.5	—
Parts and service revenue, as reported	$188.2	$168.2	$20.0	12%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$62.5	$59.6	$2.9	5%
Reconditioning and preparation	29.6	25.7	3.9	15%
Warranty	17.5	13.9	3.6	26%
Wholesale parts	5.3	5.1	0.2	4%
Total parts and service gross profit—same store(1)	114.9	104.3	10.6	10%
Parts and service gross profit—acquisitions and new stores	4.5	—
Parts and service gross profit, as reported	$119.4	$104.3	$15.1	14%
Parts and service gross margin—same store(1)	63.2%	62.0%	1.2%	2%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $20.0 million (12%) increase in parts and service revenue was the result of (i) a $7.2 million (6%) increase in same store customer pay revenue, (ii) $6.5 million derived from acquisitions and new stores, (iii) a $5.6 million (21%) increase in same store warranty revenue and (iv) a $0.7 million (3%) increase in wholesale parts.
Parts and service gross profit increased $15.1 million (14%) to $119.4 million as a result of a $10.6 million (10%) increase in same store parts and service gross profit and $4.5 million derived from acquisitions and new stores. The 120 basis point increase in our same store parts and service gross margin was primarily the result of growth in reconditioning and preparation. Gross profit associated with warranty work increased by $3.6 million (26%), primarily due to certain manufacturer recall campaigns that occurred in the first half of 2015, as well as increased units in operation as sales of new vehicles in the United States continued to increase over the past few years. The $3.9 million (15%) increase in reconditioning and preparation gross profit was largely driven by increases in our new and used retail sales volumes, as well as increases in the amount of work being performed per vehicle.
We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$62.9	$58.4	$4.5	8%
Finance and insurance, net—acquisitions and new stores	4.7	—
Finance and insurance, net as reported	$67.6	$58.4	$9.2	16%
Finance and insurance, net per vehicle sold—same store(1)	$1,373	$1,331	$42	3%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Finance and insurance, net increased by $9.2 million (16%) during the second quarter of 2015 as compared to the second quarter of 2014, primarily due to a 5% increase in same store retail unit sales, a $42 (3%) increase in same store F&I per vehicle retailed and $4.7 million derived from acquisitions and new stores. During the second quarter of 2015 we continued to benefit from favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.

Selling, General and Administrative Expense—

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit (Decrease) Increase
	2015	% of Gross Profit	2014	% of Gross Profit
	(Dollars in millions)
Personnel costs	$79.9	31.0%	$78.5	31.7%	$1.4	(0.7)%
Sales compensation	27.8	10.8%	25.8	10.4%	2.0	0.4%
Share-based compensation	2.0	0.8%	1.8	0.7%	0.2	0.1%
Outside services	17.7	6.9%	17.7	7.1%	—	(0.2)%
Advertising	9.2	3.6%	8.9	3.6%	0.3	—%
Rent	7.7	3.0%	7.8	3.1%	(0.1)	(0.1)%
Utilities	3.9	1.5%	3.7	1.5%	0.2	—%
Insurance	2.8	1.1%	3.2	1.3%	(0.4)	(0.2)%
Other	22.7	8.7%	21.8	8.9%	0.9	(0.2)%
Selling, general and administrative expense—same store(1)	173.7	67.4%	169.2	68.3%	4.5	(0.9)%
Acquisitions	8.2		—
Selling, general and administrative—actual	$181.9	67.0%	$169.2	68.3%	$12.7	(1.3)%
Gross profit—same store(1)	$257.8		$247.9
Gross profit—actual	$271.3		$247.9

______________________________

(1)
 Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 67.4% for the second quarter of 2015 as compared to 68.3% for the second quarter of 2014. The 90 basis point decrease was primarily attributable to a 70 basis point decrease in personnel costs as a result of further leveraging our fixed cost structure.
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
Depreciation and Amortization Expense —
The $0.8 million million (13%) increase in depreciation and amortization expense during the second quarter of 2015 when compared to the second quarter of 2014 was primarily the result of (i) additional fixed assets acquired in acquisitions, (ii) the completion of certain construction projects that resulted in newly depreciable assets placed into service during the past year and (iii) our purchase of certain previously leased real estate throughout 2014.
Floor Plan Interest Expense —
The $0.7 million (21%) increase in floor plan interest expense during the second quarter of 2015 when compared to the second quarter of 2014 was primarily driven by higher new vehicle inventory levels at existing stores and as a result of acquisitions, increased utilization of our used vehicle floor plan revolver and a decrease in our floor plan offset account.
Other Interest Expense —
Other interest expense increased $1.0 million (11%) from $9.5 million in 2014 to $10.5 million in 2015. During the second quarter of 2015 our mortgage interest expense increased approximately $0.8 million (31%) as result of our decision to mortgage certain owned dealership properties during 2014 and 2015.

Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of (i) amounts reclassified from AOCI to earnings for active swaps, (ii) amortization of amounts reclassified from AOCI to earnings for terminated cash flow swaps and (iii) amortization of terminated fair value swaps. The pre-tax impact on earnings related to our various derivative financial instruments during the second quarter of 2015 and 2014 was $0.5 million and $0.4 million, respectively. The $0.1 million of additional swap expense incurred during the second quarter of 2015 is the result of a new interest rate swap entered into during the second quarter of 2015.
Income Tax Expense —
The $3.3 million (14%) increase in income tax expense was primarily a result of the $8.2 million (14%) increase in income before income taxes in the second quarter of 2015 as compared to the second quarter of 2014. In addition, our effective tax rate increased 20 basis points from 38.6% in 2014 to 38.8% in 2015. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2015 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2015.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except per share data)
REVENUES:
New vehicle	$1,756.7	$1,557.5	$199.2	13%
Used vehicle	981.0	862.2	118.8	14%
Parts and service	364.9	327.6	37.3	11%
Finance and insurance, net	128.8	111.8	17.0	15%
Total revenues	3,231.4	2,859.1	372.3	13%
GROSS PROFIT:
New vehicle	100.2	97.2	3.0	3%
Used vehicle	69.0	67.4	1.6	2%
Parts and service	229.7	201.6	28.1	14%
Finance and insurance, net	128.8	111.8	17.0	15%
Total gross profit	527.7	478.0	49.7	10%
OPERATING EXPENSES:
Selling, general and administrative	357.6	329.0	28.6	9%
Depreciation and amortization	14.5	12.7	1.8	14%
Other operating expense, net	0.3	(0.1)	0.4	(400)%
Income from operations	155.3	136.4	18.9	14%
OTHER EXPENSES:
Floor plan interest expense	(7.9)	(6.3)	1.6	25%
Other interest expense, net	(20.8)	(18.6)	2.2	12%
Swap interest expense	(1.0)	(1.0)	—	—%
Total other expense, net	(29.7)	(25.9)	3.8	15%
Income before income taxes	125.6	110.5	15.1	14%
INCOME TAX EXPENSE	48.6	42.8	5.8	14%
INCOME FROM CONTINUING OPERATIONS	77.0	67.7	9.3	14%
DISCONTINUED OPERATIONS, net of tax	—	(0.4)	0.4	(100)%
NET INCOME	$77.0	$67.3	$9.7	14%
Income from continuing operations per common share—Diluted	$2.82	$2.21	$0.61	28%
Net income per common share—Diluted	$2.82	$2.20	$0.62	28%

	For the Six Months Ended June 30,
	2015	2014
REVENUE MIX PERCENTAGES:
New vehicles	54.4%	54.5%
Used retail vehicles	26.9%	26.5%
Used vehicle wholesale	3.4%	3.6%
Parts and service	11.3%	11.5%
Finance and insurance, net	4.0%	3.9%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	19.0%	20.3%
Used retail vehicles	13.4%	14.0%
Used vehicle wholesale	(0.3)%	0.1%
Parts and service	43.5%	42.2%
Finance and insurance, net	24.4%	23.4%
Total gross profit	100.0%	100.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	67.8%	68.8%
Net income and income from continuing operations increased by $9.7 million (14%) and $9.3 million (14%), respectively, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in income from continuing operations was primarily the result of a $49.7 million (10%) increase in gross profit, which was partially offset by a $28.6 million (9%) increase in SG&A expenses and a $5.8 million (14%) increase in income tax expense.
The $372.3 million (13%) increase in total revenue was the result of (i) a $199.2 million (13%) increase in new vehicle revenue, (ii) a $118.8 million (14%) increase in used vehicle revenue, (iii) a $37.3 million (11%) increase in parts and service revenue and (iv) a $17.0 million (15%) increase in F&I.
Gross profit increased across all four of our business lines and was driven by (i) a $28.1 million (14%) increase in parts and service gross profit, (ii) a $17.0 million (15%) increase in F&I gross profit, (iii) a $3.0 million (3%) increase in new vehicle gross profit, and (iv) a $1.6 million (2%) increase in used vehicle gross profit. Our total gross profit margin decreased 40 basis points to 16.3%, primarily as a result of 50 basis point and 70 basis point decreases in our new vehicle and used vehicle same store gross margin, respectively.

New Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
Revenue:
New vehicle revenue—same store(1)
Luxury	$626.4	$579.9	$46.5	8%
Mid-line import	802.3	752.5	49.8	7%
Mid-line domestic	236.5	225.1	11.4	5%
Total new vehicle revenue—same store(1)	1,665.2	1,557.5	107.7	7%
New vehicle revenue—acquisitions	91.5	—
New vehicle revenue, as reported	$1,756.7	$1,557.5	$199.2	13%
Gross profit:
New vehicle gross profit—same store(1)
Luxury	$43.2	$42.4	$0.8	2%
Mid-line import	37.9	40.5	(2.6)	(6)%
Mid-line domestic	14.1	14.3	(0.2)	(1)%
Total new vehicle gross profit—same store(1)	95.2	97.2	(2.0)	(2)%
New vehicle gross profit—acquisitions	5.0	—
New vehicle gross profit, as reported	$100.2	$97.2	$3.0	3%

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
New vehicle units:
New vehicle retail units—same store(1)
Luxury	12,223	11,319	904	8%
Mid-line import	29,784	28,448	1,336	5%
Mid-line domestic	6,278	5,727	551	10%
Total new vehicle retail units—same store(1)	48,285	45,494	2,791	6%
Fleet vehicles	494	1,199	(705)	(59)%
Total new vehicle units—same store(1)	48,779	46,693	2,086	4%
New vehicle units—acquisitions	2,678	—
New vehicle units—actual	51,457	46,693	4,764	10%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
Revenue per new vehicle sold—same store(1)	$34,138	$33,356	$782	2%
Gross profit per new vehicle sold—same store(1)	$1,952	$2,082	$(130)	(6)%
New vehicle gross margin—same store(1)	5.7%	6.2%	(0.5)%	(8)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $199.2 million (13%) increase in new vehicle revenue was primarily a result of a 4% increase in same store new vehicle unit sales combined with a 2% increase in same store revenue per new vehicle sold. Our total new vehicle revenue also benefited from $91.5 million in revenue derived from acquisitions. Same store revenues increased across each of our three brand categories, driven primarily by corresponding new vehicle unit sale increases.

The $3.0 million (3%) increase in new vehicle gross profit is the result of $5.0 million in gross profit derived from acquisitions partially offset by a $2.0 million (2%) decrease in same store new vehicle gross profit. Our same store new vehicle gross profit margin decreased 50 basis points from 6.2% to 5.7% for the six months ended June 30, 2014 and 2015, respectively. Our same store gross profit per new vehicle sold decreased by $130 (6%), as a result of margin declines across each of our three brand categories. We attribute the decrease in same store gross profit margin primarily to increased competition in the new vehicle market, specifically in our mid-line import brands, and a shift in consumer preference towards lower margin vehicles in our luxury brands.
Same store unit volumes for our luxury, mid-line import and domestic brands increased 8%, 5%, and 10%, respectively, reflecting (i) an increase in consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) the broad range of attractive vehicle offerings from which to choose. New vehicle SAAR increased by 5% to 16.9 million for the the six months ended June 30, 2015 as compared to 16.1 million for the six months ended June 30, 2014.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
Revenue:
Used vehicle retail revenues—same store(1)	$815.5	$760.3	$55.2	7%
Used vehicle retail revenues—acquisitions and new stores	55.5	—
Total used vehicle retail revenues	871.0	760.3	110.7	15%

Used vehicle wholesale revenues—same store(1)	103.0	101.9	1.1	1%
Used vehicle wholesale revenues—acquisitions and new stores	7.0	—
Total used vehicle wholesale revenues	110.0	101.9	8.1	8%
Used vehicle revenue, as reported	$981.0	$862.2	$118.8	14%
Gross profit:
Used vehicle retail gross profit—same store(1)	$66.4	$66.9	$(0.5)	(1)%
Used vehicle retail gross profit—acquisitions and new stores	4.0	—
Total used vehicle retail gross profit	70.4	66.9	3.5	5%

Used vehicle wholesale gross profit—same store(1)	(1.1)	0.5	(1.6)	(320)%
Used vehicle wholesale gross profit—acquisitions and new stores	(0.3)	—
Total used vehicle wholesale gross profit	(1.4)	0.5	(1.9)	(380)%
Used vehicle gross profit, as reported	$69.0	$67.4	$1.6	2%
Used vehicle retail units:
Used vehicle retail units—same store(1)	39,012	37,343	1,669	4%
Used vehicle retail units—acquisitions and new stores	2,846	—
Used vehicle retail units—actual	41,858	37,343	4,515	12%

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
Revenue per used vehicle retailed—same store(1)	$20,904	$20,360	$544	3%
Gross profit per used vehicle retailed—same store(1)	$1,702	$1,792	$(90)	(5)%
Used vehicle retail gross margin—same store(1)	8.1%	8.8%	(0.7)%	(8)%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $118.8 million (14%) increase in used vehicle revenue was the result of a $55.2 million (7%) increase in same store used vehicle retail revenue, a $1.1 million (1%) increase in same store used vehicle wholesale revenue and $62.5 million in retail and wholesale revenues derived from acquisitions and new stores. Additionally, same store used retail unit sales increased by 1,669 units (4%) and same store revenue per used vehicle retailed increased by $544 (3%) to $20,904 per unit. The 4% increase in same store used vehicle retail unit sales reflects increased consumer demand, the continued availability of credit at terms favorable to the customer and the ongoing impact of our "Asbury 1-2-1" program.
The $3.5 million (5%) increase in used vehicle retail gross profit was driven primarily by $4.0 million in gross profit from acquisitions and new stores partially offset by a $0.5 million (1%) decrease in same store gross profit. We attribute the 70 basis point decrease in same store gross profit margin primarily to our efforts to grow sales volume during the current period.

Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Revenue:
Parts and service revenue—same store(1)	$354.3	$327.6	$26.7	8%
Parts and service revenues—acquisitions and new stores	10.6	—
Parts and service revenue, as reported	$364.9	$327.6	$37.3	11%

Gross profit:
Parts and service gross profit—same store(1)
Customer pay	$121.1	$115.4	$5.7	5%
Reconditioning and preparation	57.0	49.0	8.0	16%
Warranty	33.8	26.8	7.0	26%
Wholesale parts	10.4	10.4	—	—%
Total parts and service gross profit—same store(1)	222.3	201.6	20.7	10%
Parts and service gross profit—acquisitions and new stores	7.4	—
Parts and service gross profit, as reported	$229.7	$201.6	$28.1	14%
Parts and service gross margin—same store(1)	62.7%	61.5%	1.2%	2%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

The $37.3 million (11%) increase in parts and service revenue was the result of (i) a $13.9 million (6%) increase in same store customer pay revenue, (ii) a $11.7 million (23%) increase in same store warranty revenue, (iii) a $1.1 million (2%) increase in wholesale parts and (iv) $10.6 million derived from acquisitions.
The 120 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including reconditioning and preparation of vehicles, warranty work and customer pay. The $8.0 million (16%) increase in reconditioning and preparation gross profit was primarily driven by a 4% increase in our same store used vehicle retail unit sales and a 6% increase in our same store new vehicle retail unit sales, as well as increases in the amount of work being performed per vehicle. Gross profit associated with warranty work increased by $7.0 million (26%), primarily due to certain manufacturer recall campaigns that occurred in the first half of 2015, as well as increased units in operation as sales of new vehicles in the United States have continued to increase over the past few years.

Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)

Finance and insurance, net—same store(1)	$120.2	$111.8	$8.4	8%
Finance and insurance, net—acquisitions and new stores	8.6	—
Finance and insurance, net as reported	$128.8	$111.8	$17.0	15%
Finance and insurance, net per vehicle sold—same store(1)	$1,369	$1,330	$39	3%
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

F&I increased by $17.0 million (15%) during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to a 5% increase in same store retail unit sales, a $39 (3%) increase in same store F&I per vehicle sold and $8.6 million derived from acquisitions and other new stores. During the six months ended June 30, 2015 we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.

Selling, General and Administrative Expense—

	For the Six Months Ended June 30,					% of Gross Profit (Decrease) Increase
	2015	% of Gross Profit	2014	% of Gross Profit	Increase (Decrease)
	(Dollars in millions)
Personnel costs	$158.4	31.5%	$154.4	32.3%	$4.0	(0.8)%
Sales compensation	53.2	10.6%	49.5	10.4%	3.7	0.2%
Share-based compensation	5.3	1.1%	4.3	0.9%	1.0	0.2%
Outside services	35.4	7.0%	34.4	7.2%	1.0	(0.2)%
Advertising	17.2	3.4%	16.5	3.5%	0.7	(0.1)%
Rent	15.4	3.1%	15.4	3.2%	—	(0.1)%
Utilities	7.9	1.6%	7.5	1.6%	0.4	—%
Insurance	5.6	1.1%	5.1	1.1%	0.5	—%
Other	43.5	8.6%	41.9	8.6%	1.6	—%
Selling, general and administrative expense—same store(1)	341.9	68.0%	329.0	68.8%	12.9	(0.8)%
Acquisitions and new stores	15.7		—
Selling, general and administrative—actual	$357.6	67.8%	$329.0	68.8%	$28.6	(1.0)%
Gross profit—same store(1)	$503.0		$478.0
Gross profit—actual	$527.7		$478.0
______________________________

(1)
Same store amounts consist of information from dealerships for the identical months of each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

Same store SG&A expense as a percentage of gross profit was 68.0% during the six months ended June 30, 2015 compared to 68.8% for the six months ended June 30, 2014. The 80 basis point decrease was primarily attributable to a 80 basis point decrease in personnel costs as a result of leveraging our fixed cost structure.

Depreciation and Amortization Expense —
The $1.8 million (14%) increase in depreciation and amortization expense during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 was primarily the result of (i) additional fixed assets acquired in acquisitions, (ii) the completion of certain construction projects that resulted in newly depreciable assets placed into service during the past year and (iii) our purchase of certain previously leased real estate throughout 2014.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements and other non-core operating items. Included in the results of the six months ended June 30, 2015 were $0.5 million of charges related to property and equipment disposals.
Floor Plan Interest Expense —
The $1.6 million (25%) increase in floor plan interest expense during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 was primarily driven by higher new vehicle inventory levels as a result of acquisitions made in the current period.
Other Interest Expense —
Other interest expense increased $2.2 million (12%) from $18.6 million in 2014 to $20.8 million in 2015. During the six months ended June 30, 2015 our mortgage interest expense increased approximately $1.5 million (28%) as result of our decision to mortgage certain owned dealership properties during 2014.
Income Tax Expense—
The $5.8 million (14%) increase in income tax expense was primarily a result of the $15.1 million (14%) increase in income before income taxes in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Our effective tax rate was 38.7% for both 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2015, we had total available liquidity of $245.9 million, which consisted of cash and cash equivalents of $1.9 million, $28.3 million of availability under our floor plan offset account, and borrowing availability of $164.7 million and $51.0 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of June 30, 2015, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.
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
We currently have the following material credit facilities, floor plan facilities, real estate credit agreement, Master Loan Facility, mortgage notes and senior subordinated notes. For a more detailed description of the material terms of our senior secured credit facilities, real estate credit agreement, Master Loan Facility, mortgage notes and senior subordinated notes, refer to the “Long-Term Debt” footnote included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”).

•
Revolving credit facility — a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of June 30, 2015, we had $10.3 million in outstanding letters of credit, resulting in $164.7 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of June 30, 2015.

•
New inventory floor plan facilities — an $825.0 million senior secured new vehicle revolving floor plan facility. In connection with the new vehicle floor plan facility, we established an account with Bank of America, N.A. (“Bank of America”) that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in floor plan interest expense on our Condensed Consolidated Statements of Income. As of June 30, 2015, we had $28.3 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations. As of June 30, 2015, we had $739.5 million, net, outstanding under our senior secured new vehicle revolving floor plan facility (including $16.0 million classified as Liabilities associated with assets held for sale) and $121.7 million outstanding under our floor plan facility with Ford.

•
Used vehicle floor plan facility — a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. We began the year with $2.0 million drawn on our used vehicle revolving floor plan facility and during the six months ended June 30, 2015, we had borrowings of $174.0 million and made repayments of $127.0 million. As of June 30, 2015, we had $49.0 million outstanding and $51.0 million of remaining borrowing availability under our used vehicle revolving floor plan facility.

•
Real estate credit agreement — a real estate term loan credit agreement with an initial principal value of $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of June 30, 2015, the outstanding balance under the real estate credit agreement was $69.6 million.

•
Master Loan Facility — provides for term loans to certain of the Company’s subsidiaries in an aggregate amount not to exceed $100.0 million. Borrowings under the Master Loan Facility are guaranteed by the Company and are collateralized by the real property financed under the Master Loan Agreement. As of June 30, 2015, we had $100.0 million of mortgage note obligations outstanding, which was drawn for general corporate purposes.

•
Mortgage notes — as of June 30, 2015, we had $197.8 million of mortgage note obligations (excluding amounts outstanding under our real estate credit agreement and Master Loan Facility). These obligations are collateralized by the related real estate at our applicable owned dealership locations.

•
6.0% Senior Subordinated Notes due 2024 (“6.0% Notes”) — as of June 30, 2015 we had $400.0 million in aggregate principal amount of our 6.0% Notes outstanding. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until their maturity on December 15, 2024.

Under the terms of the senior secured credit facilities and certain mortgage notes payable, our ability to incur new indebtedness is currently limited to (i) permitted floor plan indebtedness, (ii) certain refinancings, refunds, renewals or extensions of existing indebtedness, and (iii) other customary permitted indebtedness.
Master Loan Agreement
In June 2015, we made additional borrowings under our amended and restated Master Loan Agreement with Wells Fargo, resulting in our having drawn the full $100.0 million of availability thereunder. In connection with our final draw under the Master Loan Agreement, in June 2015 we entered into a cash flow interest rate swap with Wells Fargo, effectively fixing the interest rate at 4.8%. We paid a total of $1.2 million in debt issuance costs associated with the Master Loan Agreement.
Covenants
We are subject to a number of customary covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of June 30, 2015.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). As of January 28, 2015, the date of the most recent amendment to the Repurchase Program, we have the authority to repurchase up to an aggregate of $300.0 million of common stock under the Repurchase Program in open market transactions or privately negotiated transactions from time to time.  During the three and six months ended June 30, 2015, we repurchased a total of 620,112 and 1,969,629 shares, respectively, of our common stock under the Repurchase Program for a total of $53.6 million and $155.5 million, respectively. As of June 30, 2015 we had remaining authorization to repurchase $198.4 million in shares of our common stock under the Repurchase Program.
During the three and six months ended June 30, 2015, we also repurchased 17,969 and 97,210 shares, respectively of our common stock for $1.6 million and $7.9 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Six Months Ended June 30,
	2015	2014
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$89.2	$80.7
New and pre-owned vehicle floor plan borrowings - non-trade, net	83.7	5.4
Cash provided by operating activities, as adjusted	$172.9	$86.1
Operating Activities—
Net cash provided by operating activities totaled $89.2 million and $80.7 million for the six months ended June 30, 2015 and 2014 respectively. Net cash provided by operating activities, as adjusted, totaled $172.9 million and $86.1 million  for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $86.8 million increase in our net cash provided by operating activities, as adjusted, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily the result of the following:

•
$78.7 million related to a decrease in inventory, net of floor plan notes payable, primarily as a result of an $78.3 million net increase in non-trade floor plan borrowings during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014;

•	$12.2 million increase in net income adjusted for non-cash items;

•	$7.4 million related to (i) sales volume and the timing of collection of accounts receivable and contracts-in-transit; and

•	$6.7 million related to an increase in accounts payable and accrued expenses.

The increase in our cash provided by operating activities, as adjusted, was partially offset by $21.0 million related to a net increase in other current assets, primarily related to an increase in our loaner vehicle inventory and the turnover of that inventory.
Investing Activities—
Net cash used in investing activities totaled $107.5 million and $53.8 million for the six months ended June 30, 2015 and 2014, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate, acquisitions and capitalized interest, were $19.9 million and $31.3 million for the six months ended June 30, 2015 and 2014, respectively. We expect that capital expenditures, excluding acquisitions, lease buyouts and purchases of real estate, will approximate $75.0 million during 2015 to upgrade our existing facilities, build new facilities, expand our service capacity and invest in technology and equipment.
Purchases of real estate totaled $22.4 million for the six months ended June 30, 2015.
During the six months ended June 30, 2015, we acquired two franchises (two dealership locations) in our Atlanta, Georgia and Jacksonville, Florida markets for an aggregate purchase price of $69.4 million, of which $67.4 million was paid prior to June 30, 2015.
During the six months ended June 30, 2014, we acquired one franchise in our existing market of Greenville, South Carolina for an aggregate purchase price of $21.9 million. Upon the acquisition, this franchise was integrated with one of our existing dealership locations in Greenville.
As part of our capital allocation strategy, we continuously evaluate opportunities to purchase properties currently under lease and acquire real estate in anticipation of lease terminations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $17.3 million and $25.3 million for the six months ended June 30, 2015 and 2014, respectively.
During the six months ended June 30, 2015 and 2014, we had non-trade floor plan borrowings of $2.09 billion and $1.63 billion, respectively. Included in the $2.09 billion of non-trade floor plan borrowings was $174.0 million related to our used vehicle floor plan revolver. In addition, during six months ended June 30, 2015 and 2014 we had non-trade floor plan borrowings of $16.7 million and $6.5 million, respectively related to acquisitions. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the six months ended June 30, 2015 and 2014, we made non-trade floor plan repayments of $2.01 billion and $1.62 billion, respectively. Included in the $2.01 billion of non-trade floor plan repayments was $127.0 million related to our used vehicle floor plan revolver. Also included in the $2.01 billion and $1.62 billion of non-trade floor plan repayments was a $2.4 million and a $5.2 million increase in our floor plan offset account, respectively.
Proceeds from borrowings totaled $82.9 million for the six months ended June 30, 2015 as a result of drawing down the remaining availability under our $100.0 million Master Loan Facility.
During the six months ended June 30, 2015, we paid a total of $1.3 million in debt issuance costs associated with the Master Loan Agreement and other borrowings.
Repayments of borrowings totaled $5.8 million and $4.9 million  for the six months ended June 30, 2015 and 2014, respectively.
During the six months ended June 30, 2015, we repurchased a total of 1,969,629 shares of our common stock under our Repurchase Program for a total of $155.5 million and 97,210 shares of our common stock for $7.9 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 9 of our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $844.8 million of total variable interest rate debt (including floor plan notes payable) outstanding as of June 30, 2015, a 1% change in interest rates could result in a change of as much as $8.4 million to our annual other interest expense.
We received $16.5 million of floor plan assistance from certain automobile manufacturers during the six months ended June 30, 2015. Floor plan assistance reduced cost of sales (including amounts classified as discontinued operations) for the six months ended June 30, 2015 by $15.7 million and reduced new vehicle inventory by $7.1 million and $6.3 million as of June 30, 2015 and December 31, 2014, respectively. Although we can provide no assurance as to the amount of future floor plan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floor plan assistance from certain automobile manufacturers.
Hedging Risk
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in February 2025. The notional value of this swap was $100.0 million as of June 30, 2015 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap was $69.6 million as of June 30, 2015 and is reducing over its remaining term to $38.7 million at maturity.
We are also party to an interest rate swap agreement which had a notional principal amount of $16.5 million as of June 30, 2015. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity.
All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not, and will not, contain any ineffectiveness.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 30, 2014, our Board of Directors authorized our current Repurchase Program. As of January 28, 2015, the date of the most recent amendment to the Repurchase Program, we have the authority to repurchase up to an aggregate of $300.0 million of common stock under the Repurchase Program in open market transactions or privately negotiated transactions from time to time. During the three months ended June 30, 2015, we repurchased a total of 620,112 shares of our common stock under the Repurchase Program for a total of $53.6 million. As of June 30, 2015, we had remaining authorization to repurchase $198.4 million in shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
04/01/2015 - 04/30/2015	45,900	$87.25	45,900	$248.0
05/01/2015 - 05/31/2015	332,100	$85.52	332,100	$219.6
06/01/2015 - 06/30/2015	242,112	$87.50	242,112	$198.4

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date: July 23, 2015	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: July 23, 2015	By:	/s/ Keith R. Style
	Name:	Keith R. Style
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document