Form 10-Q
period 2015-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2015-10-22
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 21, 2015 was 25,382,105.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3.9	$2.9
Contracts-in-transit	132.3	155.6
Accounts receivable (net of allowance of $1.1 and $1.2, respectively)	103.8	107.0
Inventories	887.6	886.0
Deferred income taxes	11.7	10.2
Assets held for sale	46.6	6.4
Other current assets	96.1	108.6
Total current assets	1,282.0	1,276.7
PROPERTY AND EQUIPMENT, net	761.6	741.6
GOODWILL	130.2	104.0
OTHER LONG-TERM ASSETS	69.6	69.7
Total assets	$2,243.4	$2,192.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$108.6	$116.5
Floor plan notes payable—non-trade	729.3	650.3
Current maturities of long-term debt	13.8	28.7
Accounts payable and accrued liabilities	264.5	245.6
Liabilities associated with assets held for sale	30.4	—
Total current liabilities	1,146.6	1,041.1
LONG-TERM DEBT	747.9	678.7
DEFERRED INCOME TAXES	4.5	3.9
OTHER LONG-TERM LIABILITIES	29.9	23.4
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 40,505,112 and 40,327,625 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	534.9	522.6
Retained earnings	403.2	275.1
Treasury stock, at cost; 15,123,007 and 11,803,711 shares, respectively	(619.4)	(351.7)
Accumulated other comprehensive loss	(4.6)	(1.5)
Total shareholders’ equity	314.5	444.9
Total liabilities and shareholders’ equity	$2,243.4	$2,192.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
New vehicle	$964.0	$821.3	$2,720.7	$2,378.8
Used vehicle	493.0	457.0	1,474.0	1,319.2
Parts and service	190.6	168.3	555.5	495.9
Finance and insurance, net	68.8	59.0	197.6	170.8
TOTAL REVENUE	1,716.4	1,505.6	4,947.8	4,364.7
COST OF SALES:
New vehicle	911.7	772.1	2,568.2	2,232.4
Used vehicle	459.6	425.8	1,371.6	1,220.6
Parts and service	72.4	63.1	207.6	189.1
TOTAL COST OF SALES	1,443.7	1,261.0	4,147.4	3,642.1
GROSS PROFIT	272.7	244.6	800.4	722.6
OPERATING EXPENSES:
Selling, general and administrative	188.8	171.5	546.4	500.5
Depreciation and amortization	7.5	6.7	22.0	19.4
Other operating (income) expense, net	(0.2)	0.3	0.1	0.2
INCOME FROM OPERATIONS	76.6	66.1	231.9	202.5
OTHER (INCOME) EXPENSES:
Floor plan interest expense	4.1	3.0	12.0	9.3
Other interest expense, net	10.7	9.6	31.5	28.2
Swap interest expense	1.0	0.5	2.0	1.5
Gain on divestitures	(21.4)	—	(21.4)	—
Total other (income) expenses, net	(5.6)	13.1	24.1	39.0
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	82.2	53.0	207.8	163.5
Income tax expense	31.0	20.6	79.6	63.4
INCOME FROM CONTINUING OPERATIONS	51.2	32.4	128.2	100.1
Discontinued operations, net of tax	(0.1)	0.1	(0.1)	(0.3)
NET INCOME	$51.1	$32.5	$128.1	$99.8
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.98	$1.09	$4.80	$3.31
Discontinued operations	(0.01)	—	—	(0.01)
Net income	$1.97	$1.09	$4.80	$3.30
Diluted—
Continuing operations	$1.96	$1.08	$4.77	$3.29
Discontinued operations	—	—	(0.01)	(0.01)
Net income	$1.96	$1.08	$4.76	$3.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25.9	29.8	26.7	30.2
Restricted stock	0.1	0.1	0.1	0.1
Performance share units	0.1	0.1	0.1	0.1
Diluted	26.1	30.0	26.9	30.4

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$51.1	$32.5	$128.1	$99.8
Other comprehensive income:
Change in fair value of cash flow swaps	(4.0)	0.1	(5.0)	(1.7)
Income tax benefit associated with cash flow swaps	1.5	—	1.9	0.7
Comprehensive income	$48.6	$32.6	$125.0	$98.8

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$128.1	$99.8
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	22.0	19.4
Stock-based compensation	7.7	6.7
Deferred income taxes	1.0	3.1
Loaner vehicle amortization	13.0	9.9
Excess tax benefit on share-based arrangements	(4.5)	(3.4)
Loss on disposal of fixed assets	0.7	1.0
Gain on divestitures	(21.4)	—
Other adjustments, net	2.3	1.1
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	23.3	29.1
Accounts receivable	4.4	5.1
Proceeds from the sale of accounts receivable	—	2.5
Inventories	55.2	47.4
Other current assets	(90.8)	(62.7)
Floor plan notes payable—trade	(19.0)	(3.4)
Accounts payable and accrued liabilities	19.3	2.7
Other long-term assets and liabilities, net	3.7	0.3
Net cash provided by operating activities	145.0	158.6
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(34.5)	(43.9)
Capital expenditures—real estate	(22.4)	(11.5)
Capital expenditures—capitalized interest	(0.1)	(0.7)
Purchases of previously leased real estate	—	(5.0)
Acquisitions	(69.4)	(21.9)
Divestitures	56.3	—
Proceeds from the sale of assets	2.3	—
Net cash used in investing activities	(67.8)	(83.0)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	3,151.2	2,564.6
Floor plan borrowings—non-trade acquisitions	16.7	6.5
Floor plan repayments—non-trade	(3,036.7)	(2,620.1)
Floor plan repayments—non-trade divestitures	(17.2)	—
Proceeds from borrowings	82.9	59.8
Repayments of borrowings	(8.6)	(7.9)
Payment of debt issuance costs	(1.3)	(0.7)
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(267.7)	(75.5)
Excess tax benefit on share-based arrangements	4.5	3.4
Net cash used in financing activities	(76.2)	(69.9)
Net increase in cash and cash equivalents	1.0	5.7
CASH AND CASH EQUIVALENTS, beginning of period	2.9	5.4
CASH AND CASH EQUIVALENTS, end of period	$3.9	$11.1

See Note 8 for supplemental cash flow information
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 103 franchises (84 dealership locations) in 17 metropolitan markets within 9 states as of September 30, 2015. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of September 30, 2015, we offered 29 domestic and foreign brands of new vehicles. For the nine months ended September 30, 2015 our new vehicle revenue brand mix consisted of 46% mid-line imports, 35% luxury, and 19% mid-line domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
In April 2015, the FASB issued an accounting standard that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the debt liability rather than as an asset. In August 2015, the FASB clarified that given the absence of specific guidance regarding debt issuance costs associated with line-of-credit arrangements, companies can defer and present debt issuance costs as an asset and subsequently amortize ratably over the term of the line-of-credit, regardless of whether or not there were any outstanding borrowings on the line-of-credit. Application of the standard, which is required to be applied retrospectively, is required for fiscal years beginning on or after December 15, 2015 and for interim periods within that year. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
In July 2015, the FASB issued an accounting standard to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost or net realizable value. Application of the standard, which is required to be applied prospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
In September 2015, the FASB issued an accounting standard to simplify the accounting for measurement period adjustments related to business combinations. The new guidance would require that measurement period adjustments be made in the current period as opposed to a retrospective adjustment under the current guidance. Application of the standard, which is required to be applied prospectively, is required for fiscal years beginning on or after December 15, 2015 and for interim periods within that year. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
3. ACQUISITIONS AND DIVESTITURES
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

During the nine months ended September 30, 2015, we acquired the assets of one franchise (one dealership location) in our existing Jacksonville, Florida market and one franchise (one dealership location) in our existing Atlanta, Georgia market for a combined purchase price of $69.4 million. We financed these acquisitions with $52.7 million of cash and $16.7 million of floor plan borrowings for the purchase of the related new vehicle inventory.

Below is the preliminary allocation of purchase price for the acquisitions completed during the nine months ended September 30, 2015. We have not finished our final assessments of third party real estate appraisals and our internal valuation of manufacturer franchise rights. The $34.6 million of goodwill and manufacturer franchise rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15 year period.

As of
September 30, 2015
(In millions)
Inventory	$19.0
Real estate	15.2
Property and equipment	0.9
Goodwill	28.3
Manufacturer franchise rights	6.3
Liabilities assumed	(0.3)
Total purchase price	$69.4
During the nine months ended September 30, 2015, we sold two franchises (two dealership locations) in the Princeton, New Jersey market, one franchise in our St. Louis, Missouri market, and one collision center in our Austin, Texas market. The Company recorded a gain of $21.4 million ($13.1 million after-tax) during the third quarter of 2015 in Gain on Divestitures in our accompanying Condensed Consolidated Statements of Income. The divested businesses would not be considered significant subsidiaries as defined in Rule 1-02(w) of Regulation S-X.
4. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(In millions)
New vehicles	$696.4	$699.5
Used vehicles	147.1	141.7
Parts and accessories	44.1	44.8
Total inventories	$887.6	$886.0
The lower of cost or market reserves reduced total inventory cost by $6.5 million and $6.4 million as of September 30, 2015 and December 31, 2014, respectively. In addition to the inventories shown above, as of September 30, 2015 we had $27.1 million of inventories classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets, as they were associated with dealerships held for sale. As of September 30, 2015 and December 31, 2014, certain automobile manufacturer incentives reduced new vehicle inventory cost by $9.1 million and $8.0 million, respectively, and reduced new vehicle cost of sales from continuing operations for the nine months ended September 30, 2015 and September 30, 2014 by $28.6 million and $22.5 million, respectively.
5. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals and (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
During the nine months ended September 30, 2015, we sold two vacant properties with a combined net book value of $2.2 million. In addition, during the nine months ended September 30, 2015, we reclassified one vacant property with a net book value of $2.3 million to assets held for sale.
As of September 30, 2015, there were four franchises (three dealership locations) pending disposition. The assets and liabilities associated with pending dispositions as of September 30, 2015 totaled $40.1 million and $30.4 million, respectively.

There were no assets or liabilities associated with pending dispositions as of December 31, 2014.

Real estate not currently used in our operations that we are actively marketing to sell totaled $6.5 million and $6.4 million as of September 30, 2015 and December 31, 2014, respectively. There were no liabilities associated with our real estate assets held for sale as of September 30, 2015 or December 31, 2014.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30, 2015	December 31, 2014
	(In millions)
Assets:
Inventories	$27.1	$—
Property and equipment, net	18.1	6.4
Franchise rights	0.4	—
Goodwill	1.0	—
Total assets	46.6	6.4
Liabilities:
Floor plan notes payable	23.9	—
Mortgage notes payable	6.5	—
Total liabilities	30.4	—
Net assets held for sale	$16.2	$6.4
6. LONG-TERM DEBT
Long-term debt consists of the following:

	As of
	September 30, 2015	December 31, 2014
	(In millions)
6.0% Senior Subordinated Notes due 2024	$400.0	$400.0
Mortgage notes payable bearing interest at fixed and variable rates	196.0	232.3
Real estate credit agreement (a)	64.9	71.5
Master loan agreement (b)	97.3	—
Capital lease obligations	3.5	3.6
Long-term debt, including current portion	761.7	707.4
Less: current portion	(13.8)	(28.7)
Long-term debt	$747.9	$678.7
_____________________________

(a)	Real estate credit agreement does not include a $3.8 million mortgage note payable classified as Liabilities Associated with Assets Held for Sale as of September 30, 2015.

(b)	Master loan agreement does not include a $2.7 million mortgage note payable classified as Liabilities Associated with Assets Held for Sale as of September 30, 2015.
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
6.0% Senior Subordinated Notes due 2024
Asbury Automotive Group, Inc. is a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of September 30, 2015, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
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

	As of
	September 30, 2015	December 31, 2014
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$400.0	$400.0
Mortgage notes payable (a)	358.2	303.8
Total carrying value	$758.2	$703.8

Fair Value:
6.0% Senior Subordinated Notes due 2024	$413.0	$407.0
Mortgage notes payable (a)	368.0	318.0
Total fair value	$781.0	$725.0

(a)	Mortgage notes payable do not include mortgages with a $6.5 million carrying value classified as Liabilities Associated with Assets Held for Sale as of September 30, 2015.

In June 2015, we entered into a new interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in February 2025. The notional value of this swap was $100.0 million as of September 30, 2015 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap was $68.7 million as of September 30, 2015 and is reducing over its remaining term to $38.7 million at maturity.
We are also party to an interest rate swap agreement that had a notional principal amount of $16.2 million as of September 30, 2015. This swap is designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity.
All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not, and will not, contain any ineffectiveness.
Information about the effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income, including the impact on Accumulated Other Comprehensive Income ("AOCI") (in millions):

For the Three Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2015	Interest rate swaps	$(5.0)	Swap interest expense	$(1.0)	$—	N/A
2014	Interest rate swaps	$(0.4)	Swap interest expense	$(0.5)	$—	N/A

For the Nine Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Ineffective Results Recognized in Earnings	Location of Ineffective Results
2015	Interest rate swaps	$(7.0)	Swap interest expense	$(2.0)	$—	N/A
2014	Interest rate swaps	$(3.2)	Swap interest expense	$(1.5)	$—	N/A

 On the basis of yield curve conditions as of September 30, 2015 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of AOCI into earnings in the next 12 calendar months will be a loss of $3.3 million.
Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than that assumption, all other inputs reflect Level 2 inputs.

Information about adjustments to AOCI	(In millions)
Accumulated other comprehensive loss—December 31, 2014	$(1.5)
Change in fair value of cash flow swaps	(5.0)
Income tax impact associated with cash flow swaps	1.9
Accumulated other comprehensive loss—September 30, 2015	$(4.6)
Market Risk Disclosures as of September 30, 2015:
Instruments entered into for trading purposes—None
Instruments entered into for hedging purposes (in millions)—

Type of Derivative	Notional Size	Underlying Rate	Expiration	Fair Value
Interest Rate Swap*	$100.0	1 month LIBOR	February 2025	$(4.2)
Interest Rate Swap*	$68.7	1 month LIBOR	September 2023	$(3.6)
Interest Rate Swap*	$16.2	1 month LIBOR	October 2015	$(0.1)
____________________________
* The total fair value of our swaps is a $7.9 million net liability, of which $3.4 million is included in Accounts Payable and Accrued Liabilities, $4.5 million is included in Other Long-Term Liabilities on the accompanying Condensed Consolidated Balance Sheet.
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
8. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2015 and 2014, we made interest payments, including amounts capitalized, totaling $38.4 million and $31.7 million, respectively. Included in these interest payments are $12.2 million and $9.6 million, of floor plan interest payments for the nine months ended September 30, 2015 and 2014, respectively.
During the nine months ended September 30, 2015 and 2014, we made income tax payments, net of refunds received, totaling $52.4 million and $48.7 million, respectively.
During the nine months ended September 30, 2015 and 2014, we transferred $83.8 million and $56.9 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.
Included in the $56.3 million of cash flow from divestitures for the nine months ended September 30, 2015 was $13.5 million of mortgage notes payable associated with our Princeton, New Jersey dealerships.

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
We had $10.3 million of letters of credit outstanding as of September 30, 2015, which are required by certain of our insurance providers. In addition, as of September 30, 2015, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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

OVERVIEW
We are one of the largest automotive retailers in the United States, operating 103 franchises (84 dealership locations) in 17 metropolitan markets within 9 states as of September 30, 2015. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle maintenance, replacement parts and collision repair services; and financing, insurance and service contracts. As of September 30, 2015, we offered 29 domestic and foreign brands of new vehicles. For the nine months ended September 30, 2015 our new vehicle revenue brand mix consisted of 46% mid-line imports, 35% luxury, and 19% mid-line domestic brands. We also operate 25 collision repair centers that serve customers in our local markets.
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
Our revenues are derived primarily from: (i) the sale of new vehicles to individual retail customers (“new vehicle retail”) and commercial customers (“fleet”) (the terms “new vehicle retail” and “fleet” being together referred to as “new”); (ii) the sale of used vehicles to individual retail customers (“used retail”) and to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” being together referred to as “used”); (iii) maintenance and collision repair services and the sale of automotive parts (together referred to as “parts and service”); and (iv) the arrangement of vehicle financing and the sale of a number of aftermarket products, such as insurance and service contracts (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and F&I based on dealership generated F&I gross profit per vehicle sold. We assess the organic growth of our revenue and gross profit by using the results of stores that we have operated for comparative periods (“same store”).
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
The United States automotive retail market showed continued year-over-year improvement through the third quarter of 2015, with new vehicle SAAR increasing to 17.8 million during the third quarter of 2015 as compared to 16.8 million during the third quarter of 2014. We continued to benefit from favorable general and industry specific economic conditions during 2015, which we attribute to consumer confidence, the continued availability of credit at terms favorable to consumers resulting primarily from the current low interest rate environment, relatively low overall unemployment levels, favorable fuel prices and the aging of the U.S. automotive fleet.
We had total available liquidity of $216.6 million as of September 30, 2015, which consisted of cash and cash equivalents of $3.9 million, $13.0 million of availability under our floor plan offset account, and borrowing availability of $164.7 million and $35.0 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$964.0	$821.3	$142.7	17%
Used vehicle	493.0	457.0	36.0	8%
Parts and service	190.6	168.3	22.3	13%
Finance and insurance, net	68.8	59.0	9.8	17%
TOTAL REVENUE	1,716.4	1,505.6	210.8	14%
GROSS PROFIT:
New vehicle	52.3	49.2	3.1	6%
Used vehicle	33.4	31.2	2.2	7%
Parts and service	118.2	105.2	13.0	12%
Finance and insurance, net	68.8	59.0	9.8	17%
TOTAL GROSS PROFIT	272.7	244.6	28.1	11%
OPERATING EXPENSES:
Selling, general and administrative	188.8	171.5	17.3	10%
Depreciation and amortization	7.5	6.7	0.8	12%
Other operating (income) expense, net	(0.2)	0.3	(0.5)	NM
INCOME FROM OPERATIONS	76.6	66.1	10.5	16%
OTHER (INCOME) EXPENSES:
Floor plan interest expense	4.1	3.0	1.1	37%
Other interest expense, net	10.7	9.6	1.1	11%
Swap interest expense	1.0	0.5	0.5	100%
Gain on divestitures	(21.4)	—	(21.4)	NM
Total other (income) expenses, net	(5.6)	13.1	(18.7)	NM
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	82.2	53.0	29.2	55%
Income tax expense	31.0	20.6	10.4	50%
INCOME FROM CONTINUING OPERATIONS	51.2	32.4	18.8	58%
Discontinued operations, net of tax	(0.1)	0.1	(0.2)	NM
NET INCOME	$51.1	$32.5	$18.6	57%
Income from continuing operations per common share—Diluted	$1.96	$1.08	$0.88	81%
Net income per common share—Diluted	$1.96	$1.08	$0.88	81%
______________________________
NM—Not Meaningful

	For the Three Months Ended September 30,
	2015	2014
REVENUE MIX PERCENTAGES:
New vehicles	56.2%	54.5%
Used retail vehicles	25.5%	26.6%
Used vehicle wholesale	3.2%	3.8%
Parts and service	11.1%	11.2%
Finance and insurance, net	4.0%	3.9%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	19.2%	20.1%
Used retail vehicles	13.0%	13.4%
Used vehicle wholesale	(0.7)%	(0.6)%
Parts and service	43.3%	43.0%
Finance and insurance, net	25.2%	24.1%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	15.9%	16.2%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.2%	70.1%
Total revenue during the third quarter of 2015 as compared to the third quarter of 2014 increased by $210.8 million (14%) as a result of (i) a $142.7 million (17%) increase in new vehicle revenue, (ii) a $36.0 million (8%) increase in used vehicle revenue, (iii) a $22.3 million (13%) increase in parts and service revenue, and (iv) a $9.8 million (17%) increase in F&I revenue. The $28.1 million (11%) increase in gross profit during the three months ended September 30, 2015 was driven by (i) a $13.0 million (12%) increase in parts and service gross profit, (ii) a $9.8 million (17%) increase in F&I gross profit, (iii) a $3.1 million (6%) increase in new vehicle gross profit, and (iv) a $2.2 million (7%) increase in used vehicle gross profit.
Our total gross profit margin decreased 30 basis points to 15.9%, primarily due to increased competition across our new vehicle business. In addition, we also experienced decreases in gross profit margins in our used vehicles and parts and service businesses which were partially offset by a 17% increase in F&I gross profit. For the three months ended September 30, 2015 SG&A expenses increased $17.3 million (10%).
Net income increased by $18.6 million (57%) during the third quarter of 2015 as compared to the third quarter of 2014. The increase in net income was driven by the $10.5 million (16%) increase in income from operations and a $18.7 million favorable change in other (income) expense, primarily due to the $21.4 million of gain on divestitures recorded in the third quarter of 2015, partially offset by a $10.4 million (50%) increase in income tax expense.

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$322.3	$300.5	$21.8	7%
Mid-line import	442.5	408.7	33.8	8%
Mid-line domestic	199.2	112.1	87.1	78%
Total new vehicle revenue	$964.0	$821.3	$142.7	17%
Gross profit:
Luxury	$20.4	$21.5	$(1.1)	(5)%
Mid-line import	20.5	21.0	(0.5)	(2)%
Mid-line domestic	11.4	6.7	4.7	70%
Total new vehicle gross profit	$52.3	$49.2	$3.1	6%
New vehicle units:
Luxury	6,381	5,939	442	7%
Mid-line import	16,501	15,457	1,044	7%
Mid-line domestic	5,482	3,258	2,224	68%
Total new vehicle units	28,364	24,654	3,710	15%

Same Store (1):
Revenue:
Luxury	$321.8	$290.2	$31.6	11%
Mid-line import	431.6	405.1	26.5	7%
Mid-line domestic	137.1	112.1	25.0	22%
Total new vehicle revenue	$890.5	$807.4	$83.1	10%
Gross profit:
Luxury	$20.4	$20.8	$(0.4)	(2)%
Mid-line import	20.0	20.7	(0.7)	(3)%
Mid-line domestic	7.8	6.7	1.1	16%
Total new vehicle gross profit	$48.2	$48.2	$—	—%
New vehicle units
Luxury	6,371	5,740	631	11%
Mid-line import	16,096	15,326	770	5%
Mid-line domestic	3,763	3,258	505	16%
Total new vehicle units	26,230	24,324	1,906	8%
______________________________

(1)	Same store amounts consist of information from dealerships which we operated for all of the months in both comparative periods

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2015	2014
As Reported:
Revenue per new vehicle sold	$33,987	$33,313	$674	2%
Gross profit per new vehicle sold	$1,844	$1,996	$(152)	(8)%
New vehicle gross margin	5.4%	6.0%	(0.6)%

Same Store (1):
Revenue per new vehicle sold	$33,950	$33,194	$756	2%
Gross profit per new vehicle sold	$1,838	$1,982	$(144)	(7)%
New vehicle gross margin	5.4%	6.0%	(0.6)%
______________________________

(1)	Same store amounts consist of information from dealerships which we operated for all of the months in both comparative periods
New vehicle revenues increased by $142.7 million (17%) during the three months ended September 30, 2015 due to a 15% increase in new vehicle unit sales and a $674 (2%) increase in revenue per new vehicle sold. On a same store basis new vehicle revenue increased by $83.1 million (10%) due to an 8% increase in same store new vehicle unit sales and a $756 (2%)increase in same store revenue per new vehicle sold.
Same store unit volumes for our luxury, mid-line import and mid-line domestic brand categories increased 11%, 5%, and 16% respectively, reflecting (i) continued consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) the broad range of attractive vehicles we offer. Overall, same store total unit volumes have increased by 8% during the three months ended September 30, 2015 compared to a 6% increase in new vehicle SAAR over the same period.
Total new vehicle gross profit increased by $3.1 million (6%) during the three months ended September 30, 2015. Our same store gross profit per new vehicle sold decreased by $144 (7%), as a result of margin declines in each of our brand categories. We attribute the 60 basis point decrease in same store gross profit margin primarily due to increased competition across each of our new vehicles categories.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$438.8	$399.6	$39.2	10%
Used vehicle wholesale revenues	54.2	57.4	(3.2)	(6)%
Used vehicle revenue	$493.0	$457.0	$36.0	8%
Gross profit:
Used vehicle retail gross profit	$35.2	$32.6	$2.6	8%
Used vehicle wholesale gross profit	(1.8)	(1.4)	(0.4)	(29)%
Used vehicle gross profit	$33.4	$31.2	$2.2	7%
Used vehicle retail units:
Used vehicle retail units	21,306	19,625	1,681	9%

Same Store (1):
Revenue:
Used vehicle retail revenues	$407.0	$391.8	$15.2	4%
Used vehicle wholesale revenues	50.8	56.1	(5.3)	(9)%
Used vehicle revenue	$457.8	$447.9	$9.9	2%
Gross profit:
Used vehicle retail gross profit	$32.7	$32.0	$0.7	2%
Used vehicle wholesale gross profit	(1.7)	(1.4)	(0.3)	(21)%
Used vehicle gross profit	$31.0	$30.6	$0.4	1%
Used vehicle retail units:
Used vehicle retail units	19,649	19,303	346	2%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2015	2014
As Reported:
Revenue per used vehicle retailed	$20,595	$20,362	$233	1%
Gross profit per used vehicle retailed	$1,652	$1,661	$(9)	(1)%
Used vehicle retail gross margin	8.0%	8.2%	(0.2)%

Same Store (1):
Revenue per used vehicle retailed	$20,714	$20,297	$417	2%
Gross profit per used vehicle retailed	$1,664	$1,658	$6	—%
Used vehicle retail gross margin	8.0%	8.2%	(0.2)%
______________________________

(1)	Same store amounts consist of information from dealerships which we operated for all of the months in both comparative periods

Used vehicle revenue increased by $36.0 million (8%) primarily as a result of a 9% increase in used vehicle units retailed. Same store used vehicle revenue increased by $9.9 million (2%) due to an increase in used vehicle retail revenue of $15.2 million (4%) partially offset by a $5.3 million (9%) decrease in used vehicle wholesale revenue. Same store used retail unit sales increased by 346 (2%) and same store revenue per used vehicle retailed increased by $417 (2%) to $20,714 per unit. The increase in same store used vehicle retail unit sales reflects continued consumer demand, the continued availability of credit at terms favorable to the customer and the ongoing impact of our volume-driven initiatives with a goal of retailing one used vehicle for every new vehicle retailed. This program is designed to drive not only used retail volume, but to increase revenues from associated parts and service reconditioning and F&I as well.
Used vehicle retail gross profit increased by $2.6 million (8%) during the three months ended September 30, 2015. Same store used vehicle retail gross profit increased by $0.7 million (2%), however same store gross profit margin decreased by 20 basis points from 8.2% to 8.0% for the three months ended September 30, 2014 and 2015, respectively. We attribute the decrease in used vehicle retail gross margin primarily to our efforts to grow sales volume during the current period. Same store wholesale losses during the third quarter of 2015 increased by $0.3 million to $1.7 million.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 36 days of supply in our inventory as of September 30, 2015.
Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions)
As Reported:
Parts and service revenue	$190.6	$168.3	$22.3	13%
Parts and service gross profit:
Customer pay	$63.5	$58.3	$5.2	9%
Reconditioning and preparation	30.9	27.5	3.4	12%
Warranty	18.5	14.3	4.2	29%
Wholesale parts	5.3	5.1	0.2	4%
Total parts and service gross profit	$118.2	$105.2	$13.0	12%
Parts and service gross margin	62.0%	62.5%	(0.5)%

Same Store (1):
Parts and service revenue	$181.3	$163.9	$17.4	11%
Parts and service gross profit:
Customer pay	$60.8	$57.5	$3.3	6%
Reconditioning and preparation	29.1	27.2	1.9	7%
Warranty	17.4	13.4	4.0	30%
Wholesale parts	5.1	4.9	0.2	4%
Total parts and service gross profit	$112.4	$103.0	$9.4	9%
Parts and service gross margin	62.0%	62.8%	(0.8)%
______________________________

(1)	Same store amounts consist of information from dealerships which we operated for all of the months in both comparative periods

The $22.3 million (13%) increase in parts and service revenue was the result of (i) a $13.4 million (12%) increase in customer pay revenue, (ii) a $8.0 million (29%) increase in warranty revenue, and (iii) a $0.9 million (3%) increase in wholesale parts revenue. Same store parts and service revenue increased by $17.4 million (11%) from $163.9 million during the three months ended September 30, 2014 to $181.3 million during the three months ended September 30, 2015. The increase in same store parts and service revenue is due to (i) a $11.8 million (11%) increase in customer pay revenue, and (ii) a $6.0 million (22%) increase in warranty revenue partially offset by a $0.4 million (1%) decrease in wholesale parts revenue.
Parts and service gross profit increased $13.0 million (12%) to $118.2 million due to increases in all of the parts and service revenue lines. Same store parts and service gross profit increased by $9.4 million (9%) due primarily to substantial growth in warranty work which increased by $4.0 million (30%), primarily due to certain manufacturer recall campaigns that occurred during 2015, as well as an increased number of vehicles under warranty in the United States as exhibited by the high levels of

SAAR over the previous few years. The 80 basis point decrease in our same store parts and service gross margin was primarily the result of our focus during the third quarter on lower margin quick services aimed at customer retention.
We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.
Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$68.8	$59.0	$9.8	17%
Finance and insurance, net per vehicle sold	$1,385	$1,332	$53	4%

Same Store (1):
Finance and insurance, net	$62.5	$58.2	$4.3	7%
Finance and insurance, net per vehicle sold	$1,362	$1,334	$28	2%
______________________________

(1)	Same store amounts consist of information from dealerships which we operated for all of the months in both comparative periods
Finance and insurance, net increased by $9.8 million (17%) during the third quarter of 2015 as compared to the third quarter of 2014. Same store F&I increased by $4.3 million (7%) primarily due to a 5% increase in same store retail unit sales and a $28 (2%) increase in same store F&I per vehicle retailed. During the third quarter of 2015 we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of our broad array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General and Administrative Expense—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit (Decrease) Increase
	2015	% of Gross Profit	2014	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$86.1	31.6%	$77.0	31.5%	$9.1	0.1%
Sales compensation	30.3	11.1%	26.1	10.7%	4.2	0.4%
Share-based compensation	2.4	0.9%	2.4	1.0%	—	(0.1)%
Outside services	19.9	7.3%	18.8	7.7%	1.1	(0.4)%
Advertising	10.0	3.7%	8.6	3.5%	1.4	0.2%
Rent	8.0	2.9%	7.8	3.2%	0.2	(0.3)%
Utilities	4.6	1.7%	4.5	1.8%	0.1	(0.1)%
Insurance	3.0	1.1%	3.8	1.6%	(0.8)	(0.5)%
Other	24.5	8.9%	22.5	9.1%	2.0	(0.2)%
Selling, general and administrative expense	$188.8	69.2%	$171.5	70.1%	$17.3	(0.9)%
Gross profit	$272.7		$244.6

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit (Decrease) Increase
	2015	% of Gross Profit	2014	% of Gross Profit
	(Dollars in millions)
Same Store (1):
Personnel costs	$80.8	31.8%	$75.4	31.4%	$5.4	0.4%
Sales compensation	27.8	10.9%	25.7	10.7%	2.1	0.2%
Share-based compensation	2.4	0.9%	2.4	1.0%	—	(0.1)%
Outside services	18.8	7.4%	18.5	7.7%	0.3	(0.3)%
Advertising	9.0	3.5%	8.4	3.5%	0.6	—%
Rent	8.0	3.1%	7.8	3.3%	0.2	(0.2)%
Utilities	4.3	1.7%	4.4	1.8%	(0.1)	(0.1)%
Insurance	2.7	1.1%	3.7	1.5%	(1.0)	(0.4)%
Other	23.6	9.4%	22.0	9.2%	1.6	0.2%
Selling, general and administrative expense	$177.4	69.8%	$168.3	70.1%	$9.1	(0.3)%
Gross profit	$254.1		$240.0
_____________________________

(1)	Same store amounts consist of information from dealerships which we operated for all of the months in both comparative periods
SG&A expense as a percentage of gross profit was 69.2% for the third quarter of 2015 as compared to 70.1% for the third quarter of 2014. The 90 basis point decrease was primarily attributable to a 50 basis point decrease in insurance costs and a 40 basis point decrease in outside services costs partially offset by a 40 basis point increase in sales compensation costs. Same store SG&A expense as a percentage of gross profit has decreased by 30 basis points, from 70.1% for the third quarter of 2014 to 69.8% for the third quarter of 2015. The decrease in SG&A expense as a percentage of gross profit is primarily attributable to decreases in insurance costs and outsides services costs by 40 and 30 basis points, respectively, partially offset by a 40 basis point increase in personnel costs.
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
Depreciation and Amortization Expense —
The $0.8 million (12%) increase in depreciation and amortization expense during the third quarter of 2015 when compared to the third quarter of 2014 was primarily the result of (i) additional fixed assets acquired in acquisitions, (ii) the completion of certain construction projects that resulted in newly depreciable assets placed into service during the past year and (iii) our purchase of certain previously leased real estate throughout 2014.
Floor Plan Interest Expense —
The $1.1 million (37%) increase in floor plan interest expense during the third quarter of 2015 when compared to the third quarter of 2014 was primarily driven by higher new vehicle inventory levels at existing stores and as a result of acquisitions, increased utilization of our used vehicle floor plan revolver and a decrease in our floor plan offset account.
Other Interest Expense —
Other interest expense increased $1.1 million (11%) from $9.6 million in 2014 to $10.7 million in 2015. During the third quarter of 2015 our mortgage interest expense increased approximately $0.6 million (17%) as result of mortgaging certain owned dealership properties during 2014 and 2015.
Swap Interest Expense —
We have historically entered into various derivative financial instruments, including fair value and cash flow interest rate swaps, which have been designed to provide hedges against changes in fair value of certain debt obligations and variable rate cash flows. Our earnings have been impacted by these interest rate swaps in the form of amounts reclassified from AOCI to earnings for active swaps. The pre-tax impact on earnings related to our various derivative financial instruments during the third quarter of 2015 and 2014 was $1.0 million and $0.5 million, respectively. The $0.5 million of additional swap expense incurred during the third quarter of 2015 is the result of a new interest rate swap entered into during the second quarter of 2015.
Gain on Divestitures —
Included in the results of the three months ended September 30, 2015 were $21.4 million of gains related to the current year sale of three franchises (two dealership locations) and one collision center.
Income Tax Expense —
The $10.4 million (50%) increase in income tax expense was primarily a result of the $29.2 million (55%) increase in income before income taxes in the third quarter of 2015 as compared to the third quarter of 2014. Our effective tax rate decreased from 38.9% for the third quarter of 2014 to 37.7% for the third quarter of 2015 primarily as a result of the reversal of certain reserves related to uncertain tax positions due to the lapse in the statute of limitations, a decrease in the income tax rate in one of the states we operate and other discrete tax items. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2015 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2015.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,720.7	$2,378.8	$341.9	14%
Used vehicle	1,474.0	1,319.2	154.8	12%
Parts and service	555.5	495.9	59.6	12%
Finance and insurance, net	197.6	170.8	26.8	16%
TOTAL REVENUE	4,947.8	4,364.7	583.1	13%
GROSS PROFIT:
New vehicle	152.5	146.4	6.1	4%
Used vehicle	102.4	98.6	3.8	4%
Parts and service	347.9	306.8	41.1	13%
Finance and insurance, net	197.6	170.8	26.8	16%
TOTAL GROSS PROFIT	800.4	722.6	77.8	11%
OPERATING EXPENSES:
Selling, general and administrative	546.4	500.5	45.9	9%
Depreciation and amortization	22.0	19.4	2.6	13%
Other operating expense, net	0.1	0.2	(0.1)	NM
INCOME FROM OPERATIONS	231.9	202.5	29.4	15%
OTHER (INCOME) EXPENSES:
Floor plan interest expense	12.0	9.3	2.7	29%
Other interest expense, net	31.5	28.2	3.3	12%
Swap interest expense	2.0	1.5	0.5	33%
Gain on divestitures	(21.4)	—	(21.4)	NM
Total other (income) expenses, net	24.1	39.0	(14.9)	(38)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	207.8	163.5	44.3	27%
Income tax expense	79.6	63.4	16.2	26%
INCOME FROM CONTINUING OPERATIONS	128.2	100.1	28.1	28%
Discontinued operations, net of tax	(0.1)	(0.3)	0.2	(67)%
NET INCOME	$128.1	$99.8	$28.3	28%
Income from continuing operations per common share—Diluted	$4.77	$3.29	$1.48	45%
Net income per common share—Diluted	$4.76	$3.28	$1.48	45%
______________________________
NM—Not Meaningful

	For the Nine Months Ended September 30,
	2015	2014
REVENUE MIX PERCENTAGES:
New vehicles	55.0%	54.5%
Used retail vehicles	26.5%	26.6%
Used vehicle wholesale	3.3%	3.6%
Parts and service	11.2%	11.4%
Finance and insurance, net	4.0%	3.9%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	19.1%	20.3%
Used retail vehicles	13.1%	13.7%
Used vehicle wholesale	(0.4)%	(0.1)%
Parts and service	43.5%	42.5%
Finance and insurance, net	24.7%	23.6%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.2%	16.6%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.3%	69.3%
Total revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 increased by $583.1 million (13%) as a result of (i) a $341.9 million (14%) increase in new vehicle revenue, (ii) a $154.8 million (12%) increase in used vehicle revenue, (iii) a $59.6 million (12%) increase in parts and service revenue and (iv) a $26.8 million (16%) increase in F&I revenue. The $77.8 million (11%) increase in gross profit for the nine months ended September 30, 2015 was driven by (i) a $41.1 million (13%) increase in parts and service gross profit, (ii) a $26.8 million (16%) increase in F&I gross profit, (iii) a $6.1 million (4%) increase in new vehicle gross profit, and (iv) a $3.8 million (4%) increase in used vehicle gross profit.
Our total gross profit margin decreased 40 basis points to 16.2%, primarily due to competition negatively impacting gross margin across our new vehicle and used vehicle businesses partially offset by an increase our parts and service business and growth in F&I gross profit. SG&A expenses increased by $45.9 million (9%) for the nine months ended September 30, 2015.
Net income increased by $28.3 million (28%) during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in net income was driven by the $29.4 million (15%) increase in income from operations partially offset by a $14.9 million (38%) decrease in other expenses (which includes the $21.4 million gain from divestitures recorded in the third quarter of 2015) and a $16.2 million (26%) increase in income tax expense.

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$948.7	$880.4	$68.3	8%
Mid-line import	1,265.5	1,161.2	104.3	9%
Mid-line domestic	506.5	337.2	169.3	50%
Total new vehicle revenue	$2,720.7	$2,378.8	$341.9	14%
Gross profit:
Luxury	$63.6	$64.0	$(0.4)	(1)%
Mid-line import	59.4	61.5	(2.1)	(3)%
Mid-line domestic	29.5	20.9	8.6	41%
Total new vehicle gross profit	$152.5	$146.4	$6.1	4%
New vehicle units:
Luxury	18,632	17,291	1,341	8%
Mid-line import	47,052	43,941	3,111	7%
Mid-line domestic	14,137	10,115	4,022	40%
Total new vehicle units	79,821	71,347	8,474	12%

Same Store (1):
Revenue:
Luxury	$928.1	$847.7	$80.4	9%
Mid-line import	1,225.7	1,151.0	74.7	6%
Mid-line domestic	373.6	337.2	36.4	11%
Total new vehicle revenue	$2,527.4	$2,335.9	$191.5	8%
Gross profit:
Luxury	$62.5	$61.8	$0.7	1%
Mid-line import	57.1	60.9	(3.8)	(6)%
Mid-line domestic	22.0	20.9	1.1	5%
Total new vehicle gross profit	$141.6	$143.6	$(2.0)	(1)%
New vehicle units:
Luxury	18,254	16,667	1,587	10%
Mid-line import	45,604	43,575	2,029	5%
Mid-line domestic	10,500	10,115	385	4%
Total new vehicle units	74,358	70,357	4,001	6%
______________________________

(1)	Same store amounts consist of information from dealerships which we operated for all of the months in both comparative periods

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2015	2014
As Reported:
Revenue per new vehicle sold	$34,085	$33,341	$744	2%
Gross profit per new vehicle sold	$1,911	$2,052	$(141)	(7)%
New vehicle gross margin	5.6%	6.2%	(0.6)%

Same Store (1):
Revenue per new vehicle sold	$33,990	$33,201	$789	2%
Gross profit per new vehicle sold	$1,904	$2,041	$(137)	(7)%
New vehicle gross margin	5.6%	6.1%	(0.5)%
______________________________

(1)	Same store amounts consist of information from dealerships which we operated for all of the months in both comparative periods
New vehicle revenue increased by $341.9 million (14%) as a result of the 12% increase in new vehicle units and a $744 (2%) increase in revenue per new vehicle sold during the nine months ended September 30, 2015. Same store new vehicle revenue increased by $191.5 million (8%) due to an increase in new vehicle units sold by 6% and an increase in revenue per new vehicle sold by $789 (2%).
Same store unit volumes for our luxury, mid-line import and mid-line domestic brands increased 10%, 5%, and 4%, respectively, reflecting (i) continued consumer demand, (ii) the continued availability of credit at terms favorable to our customers and (iii) the broad range of attractive vehicles we offer. Overall, same store total unit volumes have increased by 6% during the nine months ended September 30, 2015 compared to new vehicle SAAR which has increased by 5% over the same period.
Total new vehicle gross profit increased by $6.1 million (4%) during the nine months ended September 30, 2015. Same store new vehicle gross profit decreased by $2.0 million (1%) primarily due to decreases in our mid-line import brand category by $3.8 million (6%) partially offset by increases in our luxury and mid-line domestic brand categories by $0.7 million (1%) and $1.1 million (5%), respectively. Our same store gross profit per new vehicle sold decreased by $137 (7%). Our same store new vehicle gross profit margin decreased 50 basis points from 6.1% to 5.6% for the nine months ended September 30, 2014 and 2015, respectively. We attribute the decrease in same store gross profit margin primarily due to competition, particularly in our mid-line import brands.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$1,309.8	$1,159.9	$149.9	13%
Used vehicle wholesale revenues	164.2	159.3	4.9	3%
Used vehicle revenue	$1,474.0	$1,319.2	$154.8	12%
Gross profit:
Used vehicle retail gross profit	$105.6	$99.5	$6.1	6%
Used vehicle wholesale gross profit	(3.2)	(0.9)	(2.3)	(256)%
Used vehicle gross profit	$102.4	$98.6	$3.8	4%
Used vehicle retail units:
Used vehicle retail units	63,164	56,968	6,196	11%

Same Store (1):
Revenue:
Used vehicle retail revenues	$1,204.0	$1,138.1	$65.9	6%
Used vehicle wholesale revenues	151.4	156.4	(5.0)	(3)%
Used vehicle revenue	$1,355.4	$1,294.5	$60.9	5%
Gross profit:
Used vehicle retail gross profit	$98.1	$98.0	$0.1	—%
Used vehicle wholesale gross profit	(2.8)	(0.9)	(1.9)	211%
Used vehicle gross profit	$95.3	$97.1	$(1.8)	(2)%
Used vehicle retail units:
Used vehicle retail units	57,977	56,053	1,924	3%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2015	2014
As Reported:
Revenue per used vehicle retailed	$20,736	$20,361	$375	2%
Gross profit per used vehicle retailed	$1,672	$1,747	$(75)	(4)%
Used vehicle retail gross margin	8.1%	8.6%	(0.5)%

Same Store (1):
Revenue per used vehicle retailed	$20,767	$20,304	$463	2%
Gross profit per used vehicle retailed	$1,692	$1,748	$(56)	(3)%
Used vehicle retail gross margin	8.1%	8.6%	(0.5)%
______________________________

(1)	Same store amounts consist of information from dealerships which we operated for all of the months in both comparative periods
Used vehicle revenue increased by $154.8 million (12%) primarily as a result of an increase in used vehicle units retailed by 11%. Same store used vehicle revenue increased by $60.9 million (5%) due to a $65.9 million (6%) increase in used vehicle retail revenue, partially offset by a $5.0 million (3%) decrease in same store used vehicle wholesale revenue. Additionally, same store used retail unit sales increased by 3% and same store revenue per used vehicle sold increased by $463 (2%) to $20,767 per unit. The increase in same store used vehicle retail unit sales reflects continued consumer demand, the continued availability of credit at terms favorable to the customer and the ongoing impact of our volume-driven initiatives.

Used vehicle retail gross profit increased by $6.1 million (6%) during the nine months ended September 30, 2015. Same store used vehicle retail gross profit increased by $0.1 million and we attribute the 50 basis point decrease in gross profit margin from 8.6% to 8.1% in same store gross profit margin primarily to our efforts to grow sales volume during the current period. Same store wholesale losses during the nine months ended September 30, 2015 increased by $1.9 million to $2.8 million.

We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 36 days of supply in our inventory as of September 30, 2015.
Parts and Service—

	For the Nine Months Ended September 30,		Increase	% Change
	2015	2014
	(Dollars in millions)
As Reported:
Parts and service revenue	$555.5	$495.9	$59.6	12%
Parts and service gross profit:
Customer pay	$173.7	$161.4	$12.3	8%
Reconditioning and preparation	76.5	63.9	12.6	20%
Warranty	41.1	34.9	6.2	18%
Wholesale parts	56.6	46.6	10.0	21%
Total parts and service gross profit	$347.9	$306.8	$41.1	13%
Parts and service gross margin	62.6%	61.9%	0.7%

Same Store (1):
Parts and service revenue	$525.9	$482.7	$43.2	9%
Parts and service gross profit:
Customer pay	$179.3	$170.6	$8.7	5%
Reconditioning and preparation	85.5	75.5	10.0	13%
Warranty	49.4	38.6	10.8	28%
Wholesale parts	15.2	15.0	0.2	1%
Total parts and service gross profit	$329.4	$299.7	$29.7	10%
Parts and service gross margin	62.6%	62.1%	0.5%
______________________________

(1)	Same store amounts consist of information from dealerships which we operated for all of the months in both comparative periods
The $59.6 million (12%) increase in parts and service revenue was the result of (i) a $35.0 million (10%) increase in same store customer pay revenue, (ii) a $21.6 million (28%) increase in same store warranty revenue, and (iii) a $3.0 million (4%) increase in wholesale parts revenue. Same store parts and service revenue increased by $43.2 million (9% ) from $482.7 million during the nine months ended September 30, 2014 to $525.9 million during the nine months ended September 30, 2015. The increase in same store parts and service revenue was due to (i) a $24.6 million (8%) increase in same store customer pay revenue, (ii) a $17.8 million (23%) increase in same store warranty revenue, and (iii) a $0.8 million (1%) increase in wholesale parts revenue.
Parts and service gross profit increased by $41.1 million (13%) to $347.9 million due to increases in all of the parts and service revenue lines. Same store gross profit increased by $29.7 million (10%) primarily due to increases in reconditioning and preparation and warranty revenue lines. The $10.0 million (13%) increase in reconditioning and preparation gross profit was primarily driven by a 6% increase in our same store new vehicle unit sales and a 3% increase in our same store used vehicle retail unit sales, as well as increases in the amount of work being performed per vehicle. Gross profit associated with warranty work increased by $10.8 million (28%), primarily due to certain manufacturer recall campaigns that occurred during 2015, as well as an increased number of vehicles under warranty in the United States as exhibited by the high levels of SAAR over the previous few years. The 50 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, including reconditioning and preparation of vehicles and warranty work.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$197.6	$170.8	$26.8	16%
Finance and insurance, net per vehicle sold	$1,382	$1,331	$51	4%

Same Store (1):
Finance and insurance, net	$181.3	$168.5	$12.8	8%
Finance and insurance, net per vehicle sold	$1,370	$1,333	$37	3%
______________________________

(1)	Same store amounts consist of information from dealerships which we operated for all of the months in both comparative periods
F&I increased by $26.8 million (16%) during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Same store F&I increased by $12.8 million (8%) due to a 5% increase in same store retail unit sales and a $37 (3%) increase in same store F&I per vehicle sold. During the nine months ended September 30, 2015 we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of our broad array of F&I products, and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.

Selling, General and Administrative Expense—

	For the Nine Months Ended September 30,				Increase	% of Gross Profit (Decrease) Increase
	2015	% of Gross Profit	2014	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$251.6	31.4%	$231.5	32.0%	$20.1	(0.6)%
Sales compensation	86.9	10.9%	75.6	10.5%	11.3	0.4%
Share-based compensation	7.7	1.0%	6.7	0.9%	1.0	0.1%
Outside services	56.9	7.1%	53.2	7.4%	3.7	(0.3)%
Advertising	29.0	3.6%	25.1	3.5%	3.9	0.1%
Rent	23.5	2.9%	23.2	3.2%	0.3	(0.3)%
Utilities	12.9	1.6%	12.0	1.7%	0.9	(0.1)%
Insurance	9.1	1.1%	8.8	1.2%	0.3	(0.1)%
Other	68.8	8.7%	64.4	8.9%	4.4	(0.2)%
Selling, general and administrative expense	$546.4	68.3%	$500.5	69.3%	$45.9	(1.0)%
Gross profit	$800.4		$722.6

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit (Decrease) Increase
	2015	% of Gross Profit	2014	% of Gross Profit
	(Dollars in millions)
Same Store (1):
Personnel costs	$235.8	31.5%	$226.7	32.0%	$9.1	(0.5)%
Sales compensation	80.0	10.7%	74.2	10.5%	5.8	0.2%
Share-based compensation	7.7	1.0%	6.7	0.9%	1.0	0.1%
Outside services	53.7	7.2%	52.4	7.4%	1.3	(0.2)%
Advertising	25.9	3.5%	24.6	3.5%	1.3	—%
Rent	23.4	3.1%	23.2	3.3%	0.2	(0.2)%
Utilities	12.0	1.6%	11.7	1.7%	0.3	(0.1)%
Insurance	8.2	1.1%	8.6	1.2%	(0.4)	(0.1)%
Other	65.9	8.9%	62.8	8.7%	3.1	0.2%
Selling, general and administrative expense	$512.6	68.6%	$490.9	69.2%	$21.7	(0.6)%
Gross profit	$747.6		$708.9
_____________________

(1)	Same store amounts consist of information from dealerships which we operated for all of the months in both comparative periods
SG&A expense as a percentage of gross profit was 68.3% during the nine months ended September 30, 2015 compared to 69.3% for the nine months ended September 30, 2014. The 100 basis point decrease was primarily attributable to decreases in personnel costs by 60 basis points as well as outside services costs and rent costs by 30 basis, respectively, partially offset by an increase in sales compensation costs by 40 basis points. Same store SG&A expense as a percentage of gross profit has decreased by 60 basis points from 69.2% for the nine months ended September 30, 2014 to 68.6% for the nine months ended September 30, 2015. The decrease is primarily attributable to a 50 basis point decrease in personnel costs.
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
Depreciation and Amortization Expense —
The $2.6 million (13%) increase in depreciation and amortization expense during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 was primarily the result of (i) additional fixed assets acquired in acquisitions, (ii) the completion of certain construction projects that resulted in newly depreciable assets placed into service during the past year and (iii) our purchase of certain previously leased real estate throughout 2014.
Floor Plan Interest Expense —
The $2.7 million (29%) increase in floor plan interest expense during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 was primarily driven by higher new vehicle inventory levels as a result of acquisitions made in the current period.
Other Interest Expense —
Other interest expense increased $3.3 million (12%) from $28.2 million in 2014 to $31.5 million in 2015. During the nine months ended September 30, 2015 our mortgage interest expense increased approximately $2.1 million (24%) as result of mortgaging certain owned dealership properties during 2014 and 2015.
Gain on Divestitures —
Included in the results of the nine months ended September 30, 2015 were $21.4 million of gains related to the current year sale of three franchises (two dealership locations) and one collision center.

Income Tax Expense—
The $16.2 million (26%) increase in income tax expense was primarily a result of the $44.3 million (27%) increase in income before income taxes in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Our effective tax rate was 38.3% for the nine months ended September 30, 2015 compared to 38.8% for the nine months ended September 30, 2014. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income. As a result, it is difficult to project our overall effective tax rate for any given period. Based upon our current expectation of 2015 income before income taxes, we expect our effective income tax rate will be between 38% and 40% in 2015.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2015, we had total available liquidity of $216.6 million, which consisted of cash and cash equivalents of $3.9 million, $13.0 million of availability under our floor plan offset account, and borrowing availability of $164.7 million and $35.0 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of September 30, 2015, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see “Covenants” below.
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

•
Revolving credit facility — a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. As of September 30, 2015, we had $10.3 million in outstanding letters of credit, resulting in $164.7 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of September 30, 2015.

•
New inventory floor plan facilities — an $825.0 million senior secured new vehicle revolving floor plan facility. In connection with the new vehicle floor plan facility, we established an account with Bank of America, N.A. (“Bank of America”) that allows us to transfer cash to an account as an offset to floor plan notes payable (a “floor plan offset account”). These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in floor plan interest expense on our Condensed Consolidated Statements of Income. As of September 30, 2015, we had $13.0 million in this floor plan offset account. We also have a floor plan facility with Ford to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford nor our facilities for loaner vehicles have stated borrowing limitations. As of September 30, 2015, we had $688.2 million, net, outstanding under our senior secured new vehicle revolving floor plan facility (including $23.9 million classified as Liabilities associated with assets held for sale) and $108.6 million outstanding under our floor plan facility with Ford.

•
Used vehicle floor plan facility — a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. We began the year with $2.0 million drawn on our used vehicle revolving floor plan facility and during the nine months ended September 30, 2015, we had borrowings of $254.0 million and made repayments of $191.0 million. As of September 30, 2015, we had $65.0 million outstanding and $35.0 million of remaining borrowing availability under our used vehicle revolving floor plan facility.

•
Real estate credit agreement — a real estate term loan credit agreement with an initial principal value of $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of September 30, 2015, the outstanding balance under the real estate credit agreement was $64.9 million.

•
Master Loan Facility — provides for term loans to certain of the Company’s subsidiaries in an aggregate amount not to exceed $100.0 million. Borrowings under the Master Loan Facility are guaranteed by the Company and are collateralized by the real property financed under the Master Loan Agreement. As of September 30, 2015, we had $97.3 million of mortgage note obligations outstanding, which was drawn for general corporate purposes.

•
Mortgage notes — as of September 30, 2015, we had $196.0 million of mortgage note obligations (excluding amounts outstanding under our real estate credit agreement and Master Loan Facility). These obligations are collateralized by the related real estate at our applicable owned dealership locations.

•
6.0% Senior Subordinated Notes due 2024 (“6.0% Notes”) — as of September 30, 2015 we had $400.0 million in aggregate principal amount of our 6.0% Notes outstanding. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until their maturity on December 15, 2024.

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
Covenants
We are subject to a number of customary covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2015.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). As of January 28, 2015, the date of the most recent amendment to the Repurchase Program, we have the authority to repurchase up to an aggregate of $300.0 million of common stock under the Repurchase Program in open market transactions or privately negotiated transactions from time to time.  During the three and nine months ended September 30, 2015, we repurchased a total of 1,252,457 and 3,222,086 shares, respectively, of our common stock under the Repurchase Program for a total of $104.3 million and $259.8 million, respectively. As of September 30, 2015 we had remaining authorization to repurchase $94.1 million in shares of our common stock under the Repurchase Program.
During the nine months ended September 30, 2015, we repurchased 97,210 shares of our common stock for $7.9 million from employees in connection with a net share settlement feature of employee equity-based awards, all of which occurred during the first two quarters of the year.

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
Cash provided by operating activities, as adjusted, includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the manufacturer from which we purchase the related new vehicles and all floor plan notes payable relating to used vehicles. Cash provided by operating activities, as adjusted, has material limitations, and therefore, may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures.
We have provided below a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Nine Months Ended September 30,
	2015	2014
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$145.0	$158.6
New and used vehicle floor plan borrowings—non-trade, net	114.5	(55.5)
Cash provided by operating activities, as adjusted	$259.5	$103.1
Operating Activities—
Net cash provided by operating activities totaled $145.0 million and $158.6 million for the nine months ended September 30, 2015 and 2014 respectively. Net cash provided by operating activities, as adjusted, totaled $259.5 million and $103.1 million  for the nine months ended September 30, 2015 and 2014, respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash used in operating activities and changes in working capital, including changes in floor plan notes payable and inventory.
The $156.4 million increase in our net cash provided by operating activities, as adjusted, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily the result of the following:

•
$162.2 million related to a decrease in inventory, net of floor plan notes payable, primarily as a result of a $90.6 million net decrease in our floor plan offset account and a $63.0 million net increase in our used vehicle floor plan line borrowings;

•	$11.3 million increase in net income adjusted for non-cash items;

•	$16.6 million related to an increase in accounts payable and accrued expenses; and

•	$3.4 million related to a net increase in other long-term liabilities and assets.

The increase in our cash provided by operating activities, as adjusted, was partially offset by:

•	$28.1 million related to a net increase in other current assets, primarily related to an increase in our loaner vehicle inventory and the turnover of that inventory; and

•	$9.0 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit.
Investing Activities—
Net cash used in investing activities totaled $67.8 million and $83.0 million for the nine months ended September 30, 2015 and 2014, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate, acquisitions and capitalized interest, were $34.5 million and $43.9 million for the nine months ended September 30, 2015 and 2014, respectively. We expect that capital expenditures, excluding acquisitions, lease buyouts and purchases of real estate, will approximate $70.0 million during 2015 to upgrade our existing facilities, build new facilities, expand our service capacity and invest in technology and equipment.
During the nine months ended September 30, 2015, we acquired two franchises (two dealership locations) in our Atlanta, Georgia and Jacksonville, Florida markets for an aggregate purchase price of $69.4 million.

Proceeds from the sale of assets totaled $56.3 million for the nine months ended September 30, 2015. Included in proceeds from the sale of assets was $19.2 million associated with the sale of inventory in connection with the sale of three franchises (two dealership locations) and one collision center. We continuously monitor the profitability and market value of our dealerships and may, under certain conditions, strategically divest dealerships.
Purchases of real estate totaled $22.4 million and $11.5 million for the nine months ended September 30, 2015 and 2014, respectively. In addition, during the nine months ended September 30, 2014 we purchased two previously leased facilities for an aggregate $5.0 million.
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
Financing Activities—
Net cash used in financing activities totaled $76.2 million and $69.9 million for the nine months ended September 30, 2015 and 2014, respectively.
During the nine months ended September 30, 2015 and 2014, we had non-trade floor plan borrowings of $3.15 billion and $2.56 billion, respectively. Included in the $3.15 billion of non-trade floor plan borrowings was $254.0 million related to our used vehicle floor plan revolver. In addition, during nine months ended September 30, 2015 and 2014 we had non-trade floor plan borrowings of $16.7 million and $6.5 million, respectively related to acquisitions. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the nine months ended September 30, 2015 and 2014, we made non-trade floor plan repayments of $3.04 billion and $2.62 billion, respectively. Included in the $3.04 billion of non-trade floor plan repayments was $191.0 million related to our used vehicle floor plan revolver.
Proceeds from borrowings totaled $82.9 million and $59.8 million for the nine months ended September 30, 2015 and 2014, respectively. The $82.9 million relates to the draw down of the remaining availability under our $100.0 million Master Loan Facility. During the nine months ended September 30, 2015 we paid a total of $1.3 million in debt issuance costs associated with the Master Loan Agreement and other borrowings.
Repayments of borrowings totaled $8.6 million and $7.9 million  for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, we repurchased a total of 3,222,086 shares of our common stock under our Repurchase Program for a total of $259.8 million and 97,210 shares of our common stock for $7.9 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 9 of our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $839.0 million of total variable interest rate debt (including floor plan notes payable) outstanding as of September 30, 2015, a 1% change in interest rates could result in a change of as much as $8.4 million to our annual other interest expense.
We received $25.7 million of floor plan assistance from certain automobile manufacturers during the nine months ended September 30, 2015. Floor plan assistance reduced cost of sales (including amounts classified as discontinued operations) for the nine months ended September 30, 2015 by $24.8 million and reduced new vehicle inventory by $7.2 million and $6.3 million as of September 30, 2015 and December 31, 2014, respectively. Although we can provide no assurance as to the amount of future floor plan assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased floor plan assistance from certain automobile manufacturers.
Hedging Risk
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in February 2025. The notional value of this swap was $100.0 million as of September 30, 2015 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows through maturity in September 2023. The notional value of this swap was $68.7 million as of September 30, 2015 and is reducing over its remaining term to $38.7 million at maturity.
We are also party to an interest rate swap agreement which had a notional principal amount of $16.2 million as of September 30, 2015. This swap was designed to provide a hedge against changes in variable interest rate cash flows through maturity in October 2015. The notional value of this swap is reducing over the remaining term to $16.1 million at maturity.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 30, 2014, our Board of Directors authorized our current Repurchase Program. As of January 28, 2015, the date of the most recent amendment to the Repurchase Program, we have the authority to repurchase up to an aggregate of $300.0 million of common stock under the Repurchase Program in open market transactions or privately negotiated transactions from time to time. During the three months ended September 30, 2015, we repurchased a total of 1,252,457 shares of our common stock under the Repurchase Program for a total of $104.3 million. As of September 30, 2015, we had remaining authorization to repurchase $94.1 million in shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
07/01/2015 - 07/31/2015	210,057	$85.66	210,057	$180.4
08/01/2015 - 08/31/2015	720,000	$83.18	720,000	$120.5
09/01/2015 - 09/30/2015	322,400	$81.88	322,400	$94.1

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents

4.1	First Supplemental Indenture, dated as of July 29, 2015, by and among the Company, Asbury Jax Ford, LLC and US Bank National Association, as Trustee.
10.1
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

Asbury Automotive Group, Inc.

Date: October 22, 2015	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: October 22, 2015	By:	/s/ Keith R. Style
	Name:	Keith R. Style
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

4.1	First Supplemental Indenture, dated as of July 29, 2015, by and among the Company, Asbury Jax Ford, LLC and US Bank National Association, as Trustee.
10.1
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