Form 10-K
period 2015-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2016-02-19
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant’s common stock as of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was $2,383.2 million (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 18, 2016 was 24,733,854.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2015

PART I.
Forward-Looking Information

Certain of the discussions and information included or incorporated by reference in this report may constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position and our business strategy. Such statements can generally be identified by words such as “may,” “target,” “could,” “would,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” and other similar words or phrases. Forward-looking statements may also relate to our expectations and assumptions with respect to, among other things:

•	our ability to execute our business strategy;

•	the annual rate of new vehicle sales in the U.S.;

•	our ability to further improve our operating cash flows, and the availability of capital and liquidity;

•	our estimated future capital expenditures;

•	the duration of the economic recovery process and its impact on our revenues and expenses;

•	our parts and service revenue due to, among other things, improvements in manufacturing quality;

•	the variable nature of significant components of our cost structure;

•	our ability to limit our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers’ willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to leverage our common systems, infrastructure and processes in a cost-efficient manner;

•	our capital allocation strategy, including as it relates to acquisitions and divestitures, stock repurchases, dividends and capital expenditures;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing at favorable rates;

•	the growth of import and luxury brands over the long-term;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our cash flow and net income as a result of the foregoing and other factors.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

•
changes in general economic and business conditions, including changes in employment levels, consumer demand, preferences and confidence levels, the availability and cost of credit, fuel prices, levels of discretionary personal income and interest rates;

•	our ability to execute our balanced automotive retailing and service business strategy;

•	adverse conditions affecting the vehicle manufactures whose brands we sell, and their ability to design, manufacture, deliver, and market their vehicles successfully;

•	changes in the mix, and total number, of vehicles we are able to sell;

•	our outstanding indebtedness and our continued ability to comply with applicable covenants in our various financing and lease agreements, or to obtain waivers of these covenants as necessary;

•	high levels of competition in our industry, which may create pricing and margin pressures on our products and services;

•
our relationships with manufacturers of the vehicles we sell and our ability to renew, and enter into new framework and dealer agreements with vehicle manufacturers whose brands we sell, on terms acceptable to us;

•	the availability of manufacturer incentive programs;

•	failure of our management information systems or any security breaches;

•
changes in laws and regulations governing the operation of automobile franchises, including trade restrictions, consumer protections, accounting standards, taxation requirements, and environmental laws;

•	adverse results from litigation or other similar proceedings involving us;

•
our ability to generate sufficient cash flows, maintain our liquidity and obtain any necessary additional funds for working capital, capital expenditures, acquisitions, stock repurchases and/or dividends, debt maturity payments, and other corporate purposes;

•	any disruptions in the financial markets, which may impact our ability to access capital;

•	our relationships with, and the financial stability of, our lenders and lessors;

•
significant disruptions in the production and delivery of vehicles and parts for any reason, including natural disasters, product recalls, work stoppages, significant property loss or other occurrences that are outside of our control;

•	our ability to execute our initiatives and other strategies; and

•	our ability to leverage gains from our dealership portfolio.
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
Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our web site at http://www.asburyauto.com as soon as practical after such reports are filed with the Securities and Exchange Commission (the “Commission”). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2016 Annual Meeting of Stockholders, when filed, will also be available on our web site, and at the URL stated in such proxy statement. We also make available on our web site copies of our certificate of incorporation, bylaws, and other materials that outline our corporate governance policies and practices, including:

•	the respective charters of our audit committee, governance and nominating committee, compensation and human resources committee, and risk management committee;

•	our criteria for independence of the members of our board of directors, audit committee, and compensation and human resources committee;

•	our Corporate Governance Guidelines; and

•	our Code of Business Conduct and Ethics for Directors, Officers, and Employees.
We intend to provide any information required by Item 5.05 of Form 8-K (relating to amendments or waivers of our Code of Business Conduct and Ethics for Directors, Officers, and Employees) by disclosure on our web site.
You may also obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations Department, Asbury Automotive Group, Inc., 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia 30097. In addition, the Commission makes available on its web site, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. The Commission’s web site is http://www.sec.gov.

Unless otherwise specified, information contained on our web site, available by hyperlink from our web site or on the Commission’s web site, is not incorporated into this report or other documents we file with, or furnish to, the Commission.
Except as the context otherwise requires, “we,” “our,” “us,” “Asbury,” and “the Company” refer to Asbury Automotive Group, Inc. and its subsidiaries.

Item 1. BUSINESS
Asbury Automotive Group, Inc., a Delaware corporation organized in 2002, is one of the largest automotive retailers in the United States. Our store operations are conducted by our subsidiaries.
As of December 31, 2015, we owned and operated 99 new vehicle franchises, representing 28 brands of automobiles at 81 dealership locations, and 25 collision centers in the United States. In addition, we owned and operated three stand-alone used vehicle stores under the “Q auto” brand name in Florida. Our stores offer an extensive range of automotive products and services, including:

•	new vehicles;

•	used vehicles;

•	parts and service, including: vehicle repair and maintenance services, replacement parts, and collision repair services; and

•
finance and insurance, including: arranging vehicle financing through third parties and aftermarket products such as extended service contracts, guaranteed asset protection (“GAP”) insurance, prepaid maintenance, and credit life and disability insurance.

Our operations provide a diverse revenue base that we believe mitigates the impact of fluctuations in new vehicle sales volumes and gross profit margins. In addition, our geographic footprint decreases our exposure to regional economic downturns and our brand diversification decreases our exposure to manufacturer-specific risks such as brand perception or production disruptions. While new vehicle sales generate approximately 55% of our revenue, used vehicles, parts and service, and finance and insurance provide higher profit margins and collectively account for approximately 81% of our gross profit, and have been historically more stable throughout economic cycles.
The following charts present the contribution to total revenue and gross profit by each line of business for the year ended December 31, 2015:

Our new vehicle franchise retail network is made up of dealerships located in 17 metropolitan markets in nine states operating primarily under eight locally-branded dealership groups. The following chart provides a detailed breakdown of our markets, brand names, and franchises as of December 31, 2015:

Brand Names	Markets	Franchises

Nalley Automotive Group	Atlanta, GA	Acura, Audi, Bentley, BMW, Ford, Honda, Hyundai, Infiniti(a), Kia, Lexus(a), Nissan(a), Toyota(a), Volkswagen

Courtesy Autogroup	Tampa, FL	Chrysler, Dodge, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, smart, Sprinter, Toyota

Coggin Automotive Group	Jacksonville, FL	Buick, Chevrolet, Ford, GMC, Honda(a), Nissan(a), Toyota
	Orlando, FL	Ford, Honda(a), Hyundai, Lincoln
	Fort Pierce, FL	Acura, BMW, Honda, Mercedes-Benz

Crown Automotive Company	Greensboro, NC	Acura, BMW, Chrysler, Dodge, Honda, Jeep, Nissan, Volvo
	Durham, NC	Honda
	Fayetteville, NC	Dodge, Ford
	Richmond, VA	Acura, BMW(a), MINI
	Charlottesville, VA	BMW
	Greenville, SC	Jaguar, Land Rover, Lexus, Nissan, Porsche, Toyota, Volvo

David McDavid Auto Group	Dallas/Fort Worth, TX	Acura, Ford, Honda(a), Lincoln
	Houston, TX	Nissan
	Austin, TX	Acura

North Point Auto Group	Little Rock, AR	BMW, Ford, Lincoln, Toyota, Volvo

Gray-Daniels Auto Family	Jackson, MS	Chevrolet, Ford, Lincoln, Nissan(a), Toyota

Plaza Motor Company	St. Louis, MO	Audi, BMW, Infiniti, Jaguar, Land Rover, Lexus, Mercedes-Benz(a), smart, Sprinter(a)
_____________________________

(a)	This market has two of these franchises.

Operations
New Vehicle Sales
Our dealerships sell 28 different brands of vehicles manufactured by American, European, and Asian manufacturers. The following table reflects (i) the number of franchises owned as of December 31, 2015 and (ii) the percentage of new vehicle revenues represented by class and franchise for the year ended December 31, 2015:

Class/Franchise	Number of Franchises Owned	% of New Vehicle Revenues
Luxury
BMW	8	8%
Mercedes-Benz	4	7
Lexus	4	7
Acura	6	5
Infiniti	4	3
Audi	2	2
Lincoln	4	1
Porsche	1	1
Volvo	3	1
Land Rover	2	1
Jaguar	2	*
Bentley	1	*
Total Luxury	41	36%
Import
Honda	11	16%
Nissan	10	12
Toyota	7	12
Kia	2	2
Hyundai	3	2
MINI	1	1
Volkswagen	1	1
smart	2	*
Sprinter	3	*
Total Import	40	46%
Domestic
Ford	7	11%
Chevrolet	2	3
Dodge	3	2
Jeep	2	1
GMC	1	1
Chrysler	2	*
Buick	1	*
Total Domestic	18	18%
Total Franchises	99	100%
* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2015.
Our new vehicle revenues include new vehicle sales and lease transactions arranged by our dealerships with third-party financial institutions. We believe that leasing provides a number of benefits to our other business lines, including the historical customer loyalty to the leasing dealership for repairs and maintenance services and the fact that lessors typically give the leasing dealership the first option to purchase the off-lease vehicle.

Used Vehicle Sales
We sell used vehicles at all of our franchised dealership locations and our stand-alone Q auto stores. Used vehicle sales include the sale of used vehicles to individual retail customers (“used retail”) and the sale of used vehicles to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” collectively referred to as “used”).
Gross profit from the sale of used vehicles depends primarily on the ability of our dealerships to obtain a high quality supply of used vehicles and our use of technology to manage our inventory. Our new vehicle operations typically provide our used vehicle operations with a large supply of trade-ins and off-lease vehicles, which we believe are good sources of high quality used vehicles. We also purchase a portion of our used vehicle inventory at “open” auctions and auctions restricted to new vehicle dealers. Additionally, our used vehicle sales benefit from our ability to sell certified pre-owned vehicles from our franchised dealerships.
Parts and Service
We provide vehicle repair and maintenance services, sell replacement parts, and recondition used vehicles at all of our dealerships. In addition, we provide collision repair services at our 25 free-standing collision repair centers that we operate either on the premises of, or in close proximity to, our dealerships. Historically, parts and service revenues have been more stable than those from vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles, and the increasing number of vehicles on the road.
The automotive parts and service industry tends to be highly fragmented, with franchised dealerships and independent repair shops competing for this business. We believe, however, that the increased use of advanced technology in vehicles is making it difficult for independent repair shops to compete effectively with franchised dealerships as they may not be able to make the investment necessary to perform major or technical repairs. In an effort to maintain the necessary knowledge to service vehicles and further develop our technician staff, we focus on our internal training and development programs for new and existing technicians. We believe our parts and service business is also well-positioned to benefit from the service work potentially generated through the sale of extended service contracts to customers who purchase new and used vehicles from us, as historically these customers have tended to have their vehicles serviced at the location where they purchase extended service contracts. In addition, our franchised dealerships benefit from manufacturer policies requiring that warranty and recall related repairs be performed at a franchised dealership. We believe that our collision repair centers provide us with an attractive opportunity to grow our business due to the high margins provided by collision repair services and the fact that we are able to source original equipment manufacturer parts from our franchised dealerships.
Finance and Insurance
We offer a wide variety of automotive finance and insurance (“F&I”) products to our customers. We arrange third-party financing for the sale or lease of vehicles to our customers in exchange for a fee paid to us by the third-party financial institution. We do not directly finance our customers’ vehicle purchases or leases, therefore our exposure to losses in connection with those third-party financing arrangements is limited generally to the fees that we receive. The fees we receive are subject to chargeback, or repayment, to the finance company if a customer defaults or prepays the retail installment contract typically during some limited time period at the beginning of the contract term. We have negotiated agreements with certain lenders pursuant to which we receive additional fees upon reaching a certain volume of business.
We offer our customers a variety of vehicle protection products in connection with the purchase of vehicles. These products are underwritten and administered by independent third-parties. Under our arrangements with the providers of these products, we primarily sell the products on a straight commission basis. We are subject to chargebacks for insurance contracts due to early termination, default, or prepayment of the contract. In addition, we participate in future profits associated with the performance of the third-party held underlying portfolio for certain products pursuant to retrospective commission arrangements. The following is a brief description of some of the vehicle protection products we offer to our customers:

•	Extended service contracts – covers certain repair work after the expiration of the manufacturer warranty;

•	GAP debt cancellation – covers the customer after a total loss for the difference between the value of the vehicle and the outstanding loan or lease obligation after insurance proceeds;

•	Prepaid maintenance – covers certain routine maintenance work, such as (i) oil changes, (ii) cleaning and adjusting of brakes, (iii) multi-point vehicle inspections, and (iv) tire rotations; and

•	Credit life and disability – covers the remaining amounts due on an auto loan or a lease in the event of death or disability.

Recent Developments
On January 27, 2016, our Board of Directors reset our share repurchase program to $300.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.
Business Strategy
We seek to create long-term value for our stockholders by striving to drive operational excellence and deploy capital to the highest returns. To achieve these objectives, we employ the strategies described below.
Drive Operational Excellence
Attract and retain the best talent
We believe that local management of dealership operations enables our retail network to provide market specific responses to sales, customer service, and inventory requirements. The general manager of each of our dealerships is responsible for the operations, personnel, and financial performance of that dealership as well as other day-to-day operations. We believe our general managers’ familiarity with their respective markets enables them to effectively run day-to-day operations, market to customers, and recruit new employees. The general manager of each dealership is supported, in most cases, by a new vehicle sales manager, a used vehicle sales manager, an F&I manager, a parts manager, and a service manager. Our dealership management teams typically have many years of experience in the automotive retail industry. This management structure is complemented by support from our market-based management teams and the corporate office, which we refer to as the Dealership Support Center (“DSC”), through our advanced technology solutions, centralized processes, marketing support, and financial oversight.
Implement best practices and improve productivity
While new vehicle sales are critical to drawing customers to our dealerships, used vehicles, parts and service, and F&I sales generally provide higher profit margins and account for the majority of our gross profit. In order to maximize the growth of these higher margin businesses, we have discipline-specific executives at the DSC, market and dealership levels who focus on increasing the penetration of current services and expanding the breadth of our offerings to customers through the implementation of best practices and continuous training on our technology solutions throughout our dealership network. In addition, we have marketing initiatives designed to attract customers to our online channels and mobile applications.
In order to mitigate the impact of significant fluctuations in vehicle sales, we tie management and employee compensation at various operational levels to performance through incentive-based pay systems based on various metrics. We compensate our general managers, department managers, and sales and other dealership personnel with incentive-based pay, using metrics such as dealership profitability, departmental profitability and individual performance, as appropriate. In addition, a portion of management’s compensation is variable based in nature, including a component of equity compensation tied to our financial performance in comparison to our peer group.
Provide an exceptional customer experience
We are focused on providing a high level of customer service and have designed our dealerships’ services to meet the needs of an increasingly sophisticated and demanding automotive consumer. We endeavor to establish relationships that we believe will result in both repeat business and additional business through customer referrals. Furthermore, we provide our dealership managers with appropriate incentives to employ efficient selling approaches, engage in extensive follow-up to develop long-term relationships with customers, and extensively train our sales staff to meet customer needs. We continually evaluate opportunities, and implement appropriate new technologies, to improve the buying experience for our customers, and believe that our ability to share best practices across our multi-jurisdictional platform gives us an advantage over independent dealerships. For example, we have implemented a common customer relations management tool in all of our dealerships to facilitate communications with customers before, during, and after the sale. We continue to invest in technologies designed to improve our sales process and employee productivity, all with the goal of improving the customer experience. In addition, our higher margin parts and service operations are an integral part of our overall approach to customer service, providing an opportunity to foster ongoing relationships and improve customer loyalty. We continue to train our technicians and service advisors on processes and technologies to both educate our customers on their service needs and ensure that our customers continue to receive excellent service. We believe our parts and service business provides us with an opportunity for future growth due to improved customer retention, the added technical complexity of vehicles and the increasing number of vehicles on the road.

Centralize, streamline, and automate processes
Our DSC management is responsible for our capital expenditures and determining our operating strategy, while the implementation of our operating strategy rests with our market-based management teams and each dealership management team based on the policies and procedures established by DSC management. DSC management and our market-based management teams continually evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location, and from time to time, make decisions to evaluate new technologies and/or processes to further enhance our operational performance. As part of our investment in our IT systems, we have deployed a common dealer management system (“DMS”). We believe a single DMS provides the foundation for future efficiencies and creates a more efficient retail operation. We consolidate financial, accounting, and operational data received from our dealerships through customized financial products. Our IT approach enables us to efficiently integrate and aggregate information from our dealerships. Through the combination of a common DMS and our corporate IT products, management has access to the financial, accounting, and operational data at various levels of the organization. In addition, we are in the process of centralizing business processes throughout our organization which we expect will deliver future cost synergies and enhanced performance.
Leverage our scale and cost structure to improve our operating efficiencies
We are positioned to leverage our significant scale so that we are able to achieve competitive operating margins by centralizing and streamlining various back-office functions. We are able to improve financial controls and lower servicing costs by maintaining key store-level accounting and administrative activities in our shared service centers, and we leverage our scale to reduce costs related to purchasing certain equipment, supplies, and services through national vendor relationships.
Deploy Capital to Highest Returns
We continually evaluate our investment opportunities based upon: (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our credit facilities and mortgage financings, (iv) amounts in our new vehicle floor plan notes payable offset account, and (v) the potential impact of any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions or other capital expenditures.
Seek opportunities to further invest in our business; acquire real estate currently being operated under lease agreements
We continually evaluate our existing dealership network and seek to make strategic investments which will increase the capacity of our dealerships and improve the customer experience. In addition, we continue to execute on our strategy of selectively acquiring our leased properties where financing rates make it attractive to be an owner.
Evaluate opportunities to refine our dealership portfolio, including acquiring value added operating assets and dealerships
We evaluate dealership acquisition opportunities based on market position and geography, brand representation and availability, key personnel, and other factors. We believe our financial position, information technology systems, management structure, and experience positions us to efficiently and opportunistically complete, integrate, and benefit from dealership acquisitions. We also evaluate the financial and operating results of our owned dealerships, as well as each dealership’s geographical location, and based on various financial and strategic rationales, may make decisions to dispose of dealerships to refine our dealership portfolio.
Maximize opportunities in the used vehicle market through investments in our “Q auto” stand-alone used vehicle stores
We believe the used vehicle market is changing rapidly and presents a significant opportunity for profitability through technology-driven, customer focused stand-alone used vehicle stores. We currently own and operate stand-alone used vehicle stores under the “Q auto” brand name in Florida. Our Q auto stores are designed to market used vehicles to a new generation of buyers seeking a different car buying experience. We are currently focusing our Q auto marketing efforts on a web based strategy designed to capitalize on transparency and a one-price sales process.
Return capital to stockholders through a share repurchase program and/or dividends
Our capital allocation decisions are primarily based on our desire to maintain sufficient liquidity and a prudent capital structure. We believe our cash position and borrowing capacity combined with our current and expected future cash generation capability provide us with significant financial flexibility to enhance shareholder value through the repurchase of our common stock and/or dividends. Our share repurchase decisions are based on many factors, including a comparison of the market price of our common stock versus our view of its intrinsic value.

Competition
The automotive retail and service industry is highly competitive with respect to price, service, location, and selection. For new vehicle sales, our dealerships compete with other franchised dealerships, primarily in their regions. Our new vehicle store competitors also have franchise agreements with the various vehicle manufactures, and as such, generally obtain new vehicle inventory from vehicle manufactures on the same terms as us. The franchise agreements grant the franchised dealership a non-exclusive right to sell the manufacturer’s (or distributor’s) brand of vehicles and offer related parts and service within a specified market area. State automotive franchise laws restrict competitors from relocating their stores or establishing new stores of a particular vehicle brand within a specified area that is served by our dealership of the same vehicle brand. We rely on our advertising and merchandising, sales expertise, service reputation, strong local branding, and location of our dealerships to assist in the sale of new vehicles.
Our used vehicle operations compete with other franchised dealerships, non-franchised automotive dealerships, regional and national vehicle rental companies, and Internet-based vehicle brokers for supply and resale of used vehicles.
We compete with other franchised dealerships to perform warranty and recall related repairs and with other franchised dealerships and independent service centers for non-warranty repair and maintenance services. We compete with other automobile dealers, service stores, and auto parts retailers in our parts operations. We believe that we have a competitive advantage in parts and service sales due to our ability to use factory-approved replacement parts, our competitive prices, our familiarity with manufacturer brands and models, and the quality of our customer service.
We compete with a broad range of financial institutions in arranging financing for our customers vehicle purchases. In addition, many financial institutions are now offering F&I products through the Internet, which has increased competition and may reduce our profits on certain of these items. We believe that the principal competitive factors in providing financing are convenience, interest rates, and flexibility in contract length.
Seasonality
The automobile industry has historically been subject to seasonal variations. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues and operating results to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, or adverse weather events.
Dealer and Framework Agreements
Each of our dealerships operates pursuant to a dealer agreement between the dealership and the manufacturer (or in some cases the distributor) of each brand of new vehicles sold and/or serviced at the dealership. The dealer agreements grant the franchised dealership a non-exclusive right to sell the manufacturer’s (or distributor’s) brand of vehicles and offer related parts and service within a specified market area. Each dealer agreement also grants our dealerships the right to use the manufacturer’s trademarks and service marks in connection with the dealerships operations and they also impose numerous operational requirements related to, among other things, the following:

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
Our dealer agreements are for various terms, ranging from one year to indefinite. We expect that we will be able to renew expiring agreements in the ordinary course of business. However, typical dealer agreements give the manufacturer the right to terminate or the option of non-renewal of the dealer agreement under certain circumstances, subject to applicable state franchise laws, including:

•	insolvency or bankruptcy of the dealership;

•	failure to adequately operate the dealership or to maintain required capitalization levels;

•	impairment of the reputation or financial condition of the dealership;

•	change of ownership or management of the dealership without manufacturer consent;

•	certain extraordinary corporate transactions such as a merger or sale of all or substantially all of our assets without manufacturer consent;

•	failure to complete facility upgrades required by the manufacturer or agreed to by the dealer;

•	failure to maintain any license, permits or authorization required to conduct the dealership’s business;

•	conviction of a dealer/manager or owner for certain crimes; or

•	material breach of other provisions of a dealer agreement.
Notwithstanding the terms of any dealer agreement, the states in which we operate have automotive dealership franchise laws that provide that it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists.
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

•
conditions for consent to proposed acquisitions, including sales and customer satisfaction criteria, as well as limitations on the total local, regional, and national market share percentage that would be represented by a particular manufacturer’s franchises owned by us after giving effect to a proposed acquisition.

Some dealer agreements and framework agreements grant the manufacturer the right to terminate or not renew our dealer and framework agreements, or to compel us to divest our dealerships, for a number of reasons, including default under the agreement, any unapproved change of control (which specific changes vary from manufacturer to manufacturer, but which include material changes in the composition of our Board of Directors during a specified time period, the acquisition of 5% or more of our voting stock by another vehicle manufacturer or distributor, the acquisition of 20% or more of our voting stock by third parties, and the acquisition of an ownership interest sufficient to direct or influence management and policies), or certain other unapproved events (including certain extraordinary corporate transactions such as a merger or sale of all or substantially all of our assets). Triggers of the clauses are often based upon actions by our stockholders and are generally outside of our control. Some of our dealer agreements and framework agreements also give the manufacturer a right of first refusal if we propose to sell any dealership representing the manufacturer’s brands to a third-party. These agreements may also attempt to limit the protections available under applicable state laws and require us to resolve disputes through binding arbitration. For additional information, please refer to the risk factor captioned “We are dependent upon our relationships with the manufacturers of vehicles that we sell and are subject to restrictions imposed by, and significant influence from, these vehicle manufacturers. Any of these restrictions or any changes or deterioration of these relationships could have a material adverse effect on our business, financial condition, results of operations, and cash flows.”
Our framework agreements with certain manufacturers contain provisions that, among other things, attempt to limit the protections available to dealers under these laws. If these laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of these laws, it may also be more difficult for us to renew our dealer agreements upon expiration. Changes in laws that provide manufacturers the ability to terminate our dealer agreements could materially adversely affect our business, financial condition and results of operations. Furthermore, if a manufacturer seeks protection from creditors in bankruptcy, courts have held that the federal bankruptcy laws may supersede these laws, resulting in either the termination, non-renewal or rejection of franchises by such manufacturers, which, in turn, could materially adversely affect our business, financial condition, and results of operations. For additional information, please refer to the risk factor captioned “If state laws that protect automotive retailers are repealed, weakened, or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements which could have a materially adverse effect on our business, financial condition, and results of operations.”
Regulations
We operate in a highly regulated industry. In every state in which we operate, we must obtain one or more licenses issued by state regulatory authorities in order to operate our business. In addition, we are subject to numerous complex federal, state, and local laws regulating the conduct of our business, including those relating to our sales, operations, finance and insurance, advertising, and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, privacy laws, anti-money laundering laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers. These laws also include federal and state wage and hour, anti-discrimination, and other laws governing employment practices.
Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, leasing laws, installment finance laws, usury laws, and other installment state and leasing laws and regulations. Some U.S. states regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or by our stores by individuals or governmental entities and may expose us to significant damages, fines or other penalties, including revocation or suspension of our license to conduct store operations.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law and established the Consumer Financial Protection Bureau (“CFPB”) with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB’s regulatory authority, we are required to comply with regulations applicable to privacy notices, and the CFPB has announced its intention to regulate automotive financing activities through its regulation of automotive finance companies and other financial institutions that service the automotive industry. The CFPB has issued regulatory guidance instructing financial institutions to monitor dealer loans for potential discrimination resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that, if discrimination is found, the lender would be required to change dealer compensation practices. In addition, the CFPB has announced its intention to regulate the sale of other finance and insurance products. The Federal Trade Commission has certain regulatory authority over automotive dealers and has implemented an enforcement initiative relating to the advertising practices of automotive dealers. For additional information, please refer to the risk factor captioned “Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, our reputation, financial condition, results of operations, and prospects could suffer.”
Environmental, Health and Safety Laws and Regulations
We are subject to a wide range of environmental laws and regulations, including those governing discharges into water, air emissions, storage of petroleum substances and chemicals, handling and disposal of solid and hazardous wastes, remediation of various types of contamination, and otherwise relating to health, safety and protection of the environment. For example and without creating an exhaustive list: as with automobile dealerships generally, and service and parts and collision repair center operations in particular, our business involves the generation, use, handling, and disposal of hazardous or toxic substances and wastes and the use of above ground and underground storage tanks (ASTs and USTs). Operations involving the management of wastes and the use of ASTs and USTs are subject to requirements of the Resource Conservation and Recovery Act, analogous state statutes, and their implementing regulations. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storing, treating, transporting, and disposing of regulated substances and wastes with which we must comply. We also are subject to laws and regulations governing responses to any releases of contamination at or from our facilities or at facilities that receive our hazardous wastes for treatment or disposal. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes, can impose strict and joint and several liability for cleanup costs on those that are considered to have contributed to the release of a “hazardous substance.” We also are subject to the Clean Water Act, analogous state statutes, and their implementing regulations which, among other things, prohibit discharges of pollutants into regulated waters without permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans. Currently, we are not aware of any non-compliance with these or any other environmental requirements applicable to our operations, nor are we aware of any material remedial liabilities to which we are subject.
We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations and to obtain and maintain all necessary environmental permits. We believe that our operations currently are being conducted in substantial compliance with all applicable environmental laws. From time to time we may experience incidents and encounter conditions that are not in compliance with environmental laws and regulations. We occasionally receive notices from environmental agencies regarding potential violations of environmental laws or regulations. In such cases, we work with the agencies to address any issues and to implement appropriate corrective action when necessary. However, none of our dealerships has been subject to any material environmental liabilities in the past, nor do we know of any fact or condition that would result in any material environmental liabilities being incurred in the future.
Employees
As of December 31, 2015, we employed approximately 8,600 full-time and part-time employees, none of whom were covered by collective bargaining agreements. We believe we have good relations with our employees.
Insurance
Due to the inherent risk in the automotive retail industry, our operations expose us to a variety of liabilities. These risks generally require significant levels of insurance covering liabilities such as claims from employees, customers, or other third-parties for personal injury and property related losses occurring in the course of our operations. We may be subject to fines and civil and criminal penalties in connection with alleged violations of federal and state laws or regulatory environments. Further, the automobile retail industry is subject to substantial risk of real and personal property loss due to the significant concentration of property values located at the various dealership locations.
Our insurance programs include multiple umbrella policies with a total per occurrence and aggregate limit of $100 million. We are self-insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property, and general liability claims.
Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. The insurance companies that underwrite our insurance require that we secure certain of our obligations for deductible reimbursements with collateral. Our collateral requirements are set by the insurance companies and, to date, have been satisfied by posting surety bonds, letters of credit, and/or cash deposits. Our collateral requirements may change from time to time based on, among other things, our claims experience.
Item 1A. Risk Factors
In addition to the other information contained, referred to or incorporated by reference into this report, you should consider carefully the following factors when evaluating our business and before making an investment decision. Our business, operations, ability to implement our strategy, reputation, results of operations, financial condition, cash flows, and prospects may be adversely affected by the risks described below. In addition, other risks or uncertainties not presently known to us or that we currently do not deem material could arise, any of which could also materially adversely affect us.
The automotive retail industry is sensitive to unfavorable changes in general economic conditions and various other factors that could affect demand for our products and services, which could have a material adverse effect on our business, our ability to implement our strategy, and our results of operations.
Our future performance will be impacted by general economic conditions including: changes in employment levels; consumer demand, preferences and confidence levels; the availability and cost of credit; fuel prices; levels of discretionary personal income; and interest rates. We also are subject to economic, competitive, and other conditions prevailing in the various markets in which we operate, even if those conditions are not prominent nationally.
Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand, which could result in a need for us to lower the prices at which we sell vehicles, which would reduce our revenue per vehicle sold and our margins. Additionally, a shift in consumer’s vehicle preferences driven by pricing, fuel costs or other factors may have a material adverse effect on our revenues and results of operations. Commencing in the second quarter of 2015, we began experiencing significant margin pressure primarily driven by a shift in consumer preference from cars to trucks, due in part to lower gas prices, and increased competition in the marketplace. Used vehicle valuations are sensitive to changes in general economic conditions which could have a negative effect on our profit margins. A decline in general economic conditions also could have a material adverse effect on the revenues and results of operations of our parts and service business and our F&I business, both of which have traditionally produced higher profit margins for our business relative to vehicle sales, as consumers often delay nonessential service and repairs on their vehicles and refrain from making vehicle purchases during periods of challenging economic conditions.
Changes in or continued uncertain general economic conditions may make it difficult for us to execute our business strategy. In such an event, we may be required to enter into certain transactions in order to generate additional cash, which may include, but not be limited to, selling certain of our dealerships or other assets or increasing borrowings under our existing, or any future, credit facilities. There can be no assurance that, if necessary, we would be able to enter into any such transactions in a timely manner or on reasonable terms, if at all. Furthermore, in the event we were required to sell dealership assets, the sale of any material portion of such assets could have a material adverse effect on our revenue and profitability.
Adverse conditions affecting one or more of the vehicle manufacturers with which we hold franchises or their inability to deliver a desirable mix of vehicles that our consumers demand could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Historically, we have generated most of our revenue through new vehicle sales, and new vehicle sales also tend to lead to sales of higher-margin products and services such as finance and insurance products, parts and related service. As a result, our profitability is dependent to a great extent on various aspects of vehicle manufacturers’ operations, many of which are outside of our control. Our ability to sell new vehicles is dependent on manufacturers’ ability to design and produce and willingness to allocate and deliver to our dealerships a desirable mix of popular new vehicles that consumers demand. Popular vehicles may often be difficult to obtain from manufacturers for a number of reasons, including the fact that manufacturers generally allocate their vehicles to dealerships based on sales history and capital expenditures associated with such dealerships. Further, if a manufacturer fails to produce desirable vehicles or develops a reputation for producing undesirable vehicles, and we own dealerships that sell that manufacturer’s vehicles, our revenues from those dealerships could be adversely affected as consumers shift their vehicle purchases away from that brand.
Although we seek to limit our dependence on any one vehicle manufacturer, there can be no assurance that the brand mix allocated and delivered to our dealerships by the manufacturers will be appropriate or sufficiently diverse to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer’s ability to produce vehicles. For the year ended December 31, 2015, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
American Honda Motor Co., Inc. (Honda and Acura)	21%
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	19%
Nissan North America, Inc. (Nissan and Infiniti)	15%
Ford Motor Company (Ford and Lincoln)	13%
BMW of North America, LLC (BMW and Mini)	8%
Mercedes-Benz USA, LLC (Mercedes-Benz, Smart and Sprinter)	8%
Similar to automotive retailers, vehicle manufacturers may be affected by the long-term U.S. and international economic climate. In addition, we remain vulnerable to other matters that may impact the manufacturers of the vehicles we sell, many of which are outside of our control, including: (i) changes in their respective financial condition; (ii) changes in their respective marketing efforts; (iii) changes in their respective reputation; (iv) manufacturer and other product defects, including recalls; (v) changes in their respective management; (vi) disruptions in the production and delivery of vehicles and parts due to natural disasters or other reasons; and (vii) issues with respect to labor relations. Our business is highly dependent on consumer demand and brand preferences of our manufacturers products. Manufacturer recall campaigns are a common occurrence that have recently accelerated in frequency and scope over the last several years. Manufacturer recall campaigns could adversely affect our new and used vehicle sales or customer residual trade-in valuations, could cause us to temporarily remove vehicles from our inventory, could force us to incur increased costs, and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Foreign manufacturers are subject to additional risks including changes in duties, fluctuations in foreign current exchange rates, regulations governing imports and the costs related thereto, and foreign governmental regulations.

Adverse conditions that materially affect a vehicle manufacturer and its ability to profitably design, market, produce or distribute desirable new vehicles could in turn materially adversely affect our ability to (i) sell vehicles produced by that manufacturer, (ii) obtain or finance our new vehicle inventories, (iii) access or benefit from manufacturer financial assistance programs, (iv) collect in full or on a timely basis any amounts due therefrom, and/or (v) obtain other goods and services provided by the impacted manufacturer. In addition, we depend on manufacturers’ ability to design, produce, and supply parts to us and any failure to do so could have a material adverse effect on our parts and services business. Our business, results of operations, financial condition, and cash flows could be materially adversely affected as a result of any event that has an adverse effect on any vehicle manufacturer.
In addition, if a vehicle manufacturer’s financial condition worsens and it seeks protection from creditors in bankruptcy or similar proceedings, or otherwise under the laws of its jurisdiction of organization, (i) the manufacturer could seek to terminate or reject all or certain of our franchises, (ii) if the manufacturer is successful in terminating all or certain of our franchises, we may not receive adequate compensation for those franchises, (iii) our cost to obtain financing for our new vehicle inventory may increase or no longer be available from such manufacturer’s captive finance subsidiary, (iv) consumer demand for such manufacturer’s products could be materially adversely affected, especially if costs related to improving such manufacturer’s financial condition are factored into the price of its products, (v) there may be a significant disruption in the availability of consumer credit to purchase or lease that manufacturer’s vehicles or negative changes in the terms of such financing, which may negatively impact our sales, or (vi) there may be a reduction in the value of receivables and inventory associated with that manufacturer, among other things. The occurrence of any one or more of these events could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Our outstanding indebtedness, ability to incur additional debt and the provisions in the agreements governing our debt, and certain other agreements, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
As of December 31, 2015, we had total debt of $959.7 million, which excludes total floor plan notes payable of $712.2 million. We have the ability to incur substantial additional debt in the future to finance, among other things, acquisitions, working capital and capital expenditures, and new and used vehicle inventory, as well as to refinance new and used vehicle inventory, subject in each case to the restrictions contained in our debt instruments and other agreements existing at the time such indebtedness is incurred.
Our debt service obligations could have important consequences to us for the foreseeable future, including the following: (i) our ability to obtain additional financing for acquisitions, capital expenditures, working capital or other general corporate purposes may be impaired; (ii) a substantial portion of our cash flow from operating activities must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for our operations and other corporate purposes; (iii) some of our borrowings are and will continue to be at variable rates of interest, which exposes us to risks of interest rate increases; and (iv) we may be or become substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.
In addition to our ability to incur additional debt in the future, there are operating and financial restrictions and covenants, such as leverage covenants, in certain of our debt and mortgage agreements, including the agreement governing our senior credit facility, the indenture governing our senior notes and our mortgage agreements and related mortgage guarantees, as well as certain other agreements to which we are a party that may adversely affect our ability to finance our future operations or capital needs or to pursue certain business activities. These limit, among other things, our ability to incur certain additional debt, create certain liens or other encumbrances, and make certain payments (including dividends and repurchases of our common stock and for investments). Certain of these agreements also require us to maintain compliance with certain financial ratios.
Our failure to comply with any of these covenants in the future could constitute a default under the relevant agreement, which could, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to repay those borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition, results of operations or cash flows. In many cases, a default under one of our debt, mortgage, or other agreements could trigger cross-default provisions in one or more of our other debt or mortgage agreements. There can be no assurance that our creditors would agree to an amendment or waiver of our covenants. In the event we obtain an amendment or waiver, we would likely incur additional fees and higher interest expense.
In addition to the financial and other covenants contained in our various debt or mortgage agreements, certain of our lease agreements contain covenants that give our landlords the right to terminate the lease, seek significant cash damages, or evict us from the applicable property if we fail to comply. Similarly, our failure to comply with any financial or other covenants in any of our framework agreements would give the relevant manufacturer certain rights, including the right to reject proposed acquisitions, and may give it the right to repurchase its franchises from us. Events that give rise to such rights, and our inability to acquire additional dealerships or the requirement that we sell one or more of our dealerships at any time, could inhibit the growth of our business, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Manufacturers may also have the right to restrict our ability to provide guarantees of our operating companies, pledges of the capital stock of our subsidiaries and liens on our assets, which could materially adversely impact our ability to obtain financing for our business and operations on favorable terms or at desired levels, if at all.
The occurrence of any one of these events may limit our ability to take strategic actions that would otherwise enable us to manage our business, in a manner in which we otherwise would, absent such limitations, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Our business, financial condition, and results of operations may be materially and adversely affected by increases in interest rates.
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory, and have the availability to borrow funds for working capital under senior secured credit facilities that charge interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales and the related profit margins and F&I revenue per vehicle, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our debt and floor plan notes payable outstanding as of December 31, 2015, each one percent increase in market interest rates would increase our total annual interest expense by as much as $7.1 million. When considered in connection with reduced expected sales as and if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
Our vehicle sales, financial condition, and results of operations may be materially adversely affected by changes in costs or availability of consumer financing.
The majority of vehicles purchased by our customers are financed. Any reduced availability of credit to consumers contributed to the decline in our vehicle sales in past periods. Reductions in available consumer credit or increased costs of that credit could result in a decline in our vehicle sales, which would have a material adverse effect on our financial condition and results of operations.
Lenders that have historically provided financing to those buyers who, for various reasons, do not have access to traditional financing, including those buyers who have a poor credit history or lack the down payment necessary to purchase a vehicle, are often referred to as subprime lenders. Recently, the automotive retail markets have experienced an increase in the availability of credit from subprime lenders. However, if market conditions cause subprime lenders to tighten credit standards, or if interest rates increase, the ability to obtain financing from subprime lenders for these consumers to purchase vehicles could become limited, resulting in a decline in our vehicle sales, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Substantial competition in automobile sales and services may have a material adverse effect on our results of operations.
The automotive retail and service industry is highly competitive with respect to price, service, location, and selection. Our competition includes: (i) franchised automobile dealerships in our markets that sell the same or similar new and used vehicles; (ii) privately negotiated sales of used vehicles; (iii) other used vehicle retailers, including regional and national vehicle rental companies; (iv) Internet-based used vehicle brokers that sell used vehicles to consumers; (v) service center and parts supply chain stores; and (vi) independent service and repair shops.
We do not have any cost advantage over other retailers in purchasing new vehicles from manufacturers. We typically rely on our advertising, merchandising, sales expertise, service reputation, strong local branding, and dealership location to sell new and used vehicles. Because our dealer agreements only grant us a non-exclusive right to sell a manufacturer’s product within a specified market area, our revenues, gross profit and overall profitability may be materially adversely affected if competing dealerships expand their market share. Further, our vehicle manufacturers may decide to award additional franchises in our markets in ways that negatively impact our sales.
The Internet has become a significant part of the advertising and sales process in our industry. Customers are using the Internet to shop, and compare prices, for new and used vehicles, automotive repair and maintenance services, finance and insurance products, and other automotive products. If we are unable to effectively use the Internet to attract customers to our own on-line channels and mobile applications, and, in turn, to our stores, our business, financial condition, results of operations, and cash flows could be materially adversely affected. Additionally, the growing use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about us or any of our stores could damage our reputation and brand names which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are dependent upon our relationships with the manufacturers of vehicles that we sell and are subject to restrictions imposed by, and significant influence from, these vehicle manufacturers. Any of these restrictions or any changes or deterioration of these relationships could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are dependent on our relationships with the manufacturers of the vehicles we sell, which have the ability to exercise a great deal of control and influence over our day-to-day operations as a result of the terms of our dealer, framework, and related agreements. We may obtain new vehicles from manufacturers, service vehicles, sell new vehicles, and display vehicle manufacturers’ trademarks only to the extent permitted under these agreements. The terms of these agreements may conflict with our interests and objectives and may impose limitations on key aspects of our operations, including acquisition strategy and capital spending.
For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness and customer satisfaction, and require us to obtain manufacturer consent before we can acquire dealerships selling a manufacturer’s automobiles. From time to time, we may be precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at our existing stores (with respect to matters such as sales volume, customer satisfaction and sales effectiveness) until our performance improves in accordance with the agreements, subject to applicable state franchise laws. In addition, many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may own and certain manufacturers place limits on the number of franchises or share of total brand vehicle sales that may be maintained by an affiliated dealership group on a national, regional or local basis, as well as limits on store ownership in contiguous markets. If we reach any of these limits, we may be prevented from making further acquisitions, which could adversely affect our future growth. We cannot assure you that manufacturers will approve future acquisitions timely, if at all, which could significantly impair the execution of our acquisition strategy.
In addition, certain manufacturers use a dealership’s manufacturer-determined customer satisfaction index (“CSI”) score as a factor governing participation in incentive programs. To the extent we do not meet minimum score requirements, our future payments may be materially reduced or we may be precluded from receiving certain incentives, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Manufacturers also typically establish facilities and minimum capital requirements for dealerships on a case-by-case basis. In certain circumstances, including as a condition to obtaining consent to a proposed acquisition, a manufacturer may require us to remodel, upgrade or move our facilities and capitalize the subject dealership at levels we would not otherwise choose to fund, causing us to divert our financial resources away from uses that management believes may be of higher long-term value to us. Delays in obtaining, or failing to obtain, manufacturer consent would impede our ability to execute acquisitions that we believe would integrate well with our overall strategy and limit our ability to expand our business.
Manufacturers can also establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our markets could have a material adverse effect on the business, financial condition and results of operations of our dealerships in the market in which the action is taken.
Manufacturers may also limit our ability to divest one or more of our dealerships in a timely manner or at all. Most of our dealer agreements provide the manufacturer with a right of first refusal to purchase any of the manufacturer’s franchises we seek to sell. Divestitures may also require manufacturer consent and failure to obtain consent would require us to find another potential buyer or wait until the buyer is able to meet the requirements of the manufacturer. A delay in the sale of a dealership could have a negative impact on our business, financial condition, results of operations, and cash flows.
Manufacturers may terminate or may not renew our dealer and framework agreements, or may compel us to divest our dealerships, for a number of reasons, including default under the agreement, any unapproved change of control (which specific changes vary from manufacturer to manufacturer, but which include material changes in the composition of our Board of Directors during a specified time period, the acquisition of 5% or more of our voting stock by another vehicle manufacturer or distributor, the acquisition of 20% or more of our voting stock by third parties, and the acquisition of an ownership interest sufficient to direct or influence management and policies), or certain other unapproved events (including certain extraordinary corporate transactions such as a merger or sale of all or substantially all of our assets). Triggers of these clauses are often based upon actions by our stockholders and are generally outside of our control. Restrictions on any unapproved changes of ownership or management may adversely impact our value, as they may prevent or deter prospective acquirers from gaining control of us. In addition, actions taken by a manufacturer to exploit its bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also have a material adverse effect on our revenues and profitability.
There can be no assurances that we will be able to renew our dealer and framework agreements on a timely basis, on acceptable terms, or at all. Our business, financial condition, and results of operations may be materially adversely affected to the extent that our rights become compromised or our operations are restricted due to the terms of our dealer or framework agreements or if we lose franchises representing a significant percentage of our revenues due to termination or failure to renew such agreements.
If vehicle manufacturers reduce or discontinue sales incentive, warranty or other promotional programs, our financial condition, results of operations, and cash flows may be materially adversely affected.
We benefit from certain sales incentive, warranty, and other promotional programs of vehicle manufacturers that are intended to promote and support their respective new vehicle sales. Key incentive programs include: (i) customer rebates on new vehicles; (ii) dealer incentives on new vehicles; (iii) special financing or leasing terms; (iv) warranties on new and used vehicles; and (v) sponsorship of used vehicle sales by authorized new vehicle dealers.
Vehicle manufacturers often make many changes to their incentive programs. Any reduction or discontinuation of manufacturers’ incentive programs for any reason, including a supply and demand imbalance, may reduce our sales volume which, in turn, could have a material adverse effect on our results of operations, cash flows, and financial condition.
If state laws that protect automotive retailers are repealed, weakened, or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal, or renegotiation of their dealer agreements, which could have a material adverse effect our business, financial condition, and results of operations.
Applicable state laws generally provide that an automobile manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth “good cause” and stating the grounds for termination or non-renewal. Some state laws allow dealers to file protests or petitions or allow them to attempt to comply with the manufacturer’s criteria within a notice period to avoid the termination or non-renewal. Our framework agreements with certain manufacturers contain provisions that, among other things, attempt to limit the protections available to dealers under these laws, and, though unsuccessful to date, manufacturers’ ongoing lobbying efforts may lead to the repeal or revision of these laws. If these laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of these state laws, it may also be more difficult for us to renew our dealer agreements upon expiration. Changes in laws that provide manufacturers the ability to terminate our dealer agreements could materially adversely affect our business, financial condition, and results of operations. Furthermore, if a manufacturer seeks protection from creditors in bankruptcy, courts have held that the federal bankruptcy laws may supersede the state laws that protect automotive retailers resulting in either the termination, non-renewal or rejection of franchises by such manufacturers, which, in turn, could materially adversely affect our business, financial condition, and results of operations.
A failure of any of our management information systems or a data security breach with regard to personally identifiable information (“PII”) about our customers or employees could have a material adverse effect on our business, financial condition, results of operations, and cash flow.
We depend on the efficient operation of our information systems. We rely on management information systems at our dealerships in all aspects of our sales and service efforts, as well in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on a common DMS. Our business could be significantly disrupted if (i) the DMS fails to integrate with other third-party management information systems, customer relations management tools or other software, or to the extent any of these systems become unavailable to us for an extended period of time, or (ii) our relationship with our DMS provider or any other third-party provider deteriorates.
Additionally, in the ordinary course of business, we and our partners receive significant PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. Numerous state and federal regulations, as well as payment card industry and other vendor standards, govern the collection and maintenance of PII from consumers and other individuals. We believe the automotive dealership industry is a particular target of identity thieves, as there are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. Because cyber-attacks are increasing in number and sophistication and despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, and/or acts of vandalism, or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, financial condition, or results of operations.
Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, our reputation, financial condition, results of operations, and prospects could suffer.
The automotive retail industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, finance and insurance, marketing, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. In addition, with respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. The violation of the laws or regulations to which we are subject could result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. Violation of certain laws and regulations to which we are subject may also subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith.
In addition, there is a risk that our employees could engage in misconduct that violates the laws or regulations to which we are subject. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in misconduct or were to be accused of such misconduct, our business and reputation could be adversely affected.
The Dodd-Frank Act, which was signed into law on July 21, 2010, established the CFPB, a new independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In addition, the CFPB possesses supervisory authority with respect to certain non-bank lenders, including automotive finance companies, participating in automotive financing. The Dodd-Frank Act also provided the FTC with new and expanded authority regarding automotive dealers, and the FTC has implemented an enforcement initiative relating to the advertising practices of automotive dealers.
In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (“ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism. In response, certain financial institutions are conducting monitoring programs relating to dealer markups and may take further steps. Since issuing its supervisory guidance, the CFPB has announced the resolution of three separate enforcement actions against automotive lenders involving allegations that certain presumed-minority borrowers who had obtained automobile financing were charged higher dealer markups as a result of such lender’s policy and practice of allowing dealer markup. In each case, the respective automotive lender paid restitution to the affected borrowers and either paid financial penalties or agreed to reduce dealer discretion. Additional investigations and actions by the CFPB and the United States Department of Justice (the “DOJ”) against automotive lenders are likely to occur in the future. Continued pressure from the CFPB, DOJ, and other federal agencies could lead to significant changes in the manner that dealers are compensated for arranging customer financing, and while it is difficult to predict how any such changes might impact us, any adverse changes could have a material adverse impact on our finance and insurance business and results of operations.
Furthermore, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. The labor policy of the current administration could lead to increased unionization efforts, which could lead to higher labor costs, disrupt our store operations, and reduce our profitability.
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
A significant judgment against us or the imposition of a significant fine could have a material adverse effect on our business, financial condition and future prospects. We further expect that, from time to time, new laws and regulations, particularly in the environmental area will be enacted, and compliance with such laws, or penalties for failure to comply, could significantly increase our costs. For example, vehicle manufacturers are subject to government-mandated fuel economy and greenhouse gas emission standards, which continue to change and become more stringent over time. Specifically, vehicle manufacturers are subject to corporate average fuel economy standards (“CAFE”) for passenger cars and light trucks. Failure of a manufacturer to develop passenger vehicles and light trucks that meet CAFE and/or greenhouse gas emission standards could subject the manufacturer to substantial penalties, increase the cost of vehicles sold to us, and adversely affect our ability to market and sell vehicles to meet consumer needs and desires, which could have a material adverse effect on our business, results of operations, financial condition, or cash flows.
We are subject to risks related to the provision of employee health care benefits, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We use a combination of insurance and self-insurance for health care plans. We record expenses under those plans based on estimates of the costs of expected claims, administrative costs, stop-loss insurance premiums, and expected heath care trends. These estimates are then adjusted each year to reflect actual costs incurred. Actual costs under these plans are subject to variability that is dependent upon participant enrollment, demographics, and the actual costs of claims made. In the event our cost estimates differ from actual costs, we could incur additional unplanned health care costs, which could adversely impact our business, financial condition, results of operations, and cash flows. In addition, if enrollment in our health care plans increases significantly, the additional costs that we will incur may be significant enough to materially affect our business, financial condition, results of operations, and cash flows.
Additionally, rising health care costs and interest in universal health care coverage in the United States have resulted in significant health care reforms in recent years. Such reforms may further increase our annual employee health care costs in the near term. We cannot predict the extent of the effect that any future state or federal health care legislation or regulation will have on us. However, any further expansion in government’s role in the U.S. health care industry could result in significant additional long-term costs to us, which could in turn adversely affect our future profitability, financial condition, and cash flows
We are, and expect to continue to be, subject to legal and administrative proceedings, which, if the outcomes are adverse to us, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are involved and expect to continue to be involved in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions, and actions brought by governmental authorities. We do not believe that the ultimate resolution of any known matters will have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Property loss or other uninsured liabilities could have a material adverse impact on our results of operations.
We are subject to substantial risk of property loss due to the significant concentration of property at dealership locations, including vehicles and parts. We have historically experienced business interruptions from time to time at several of our dealerships due to adverse weather conditions or other extraordinary events, such as hurricanes, tornadoes, floods, and hail storms. Concentration of property at dealership locations also makes the automotive retail business particularly vulnerable to theft, fraud, and misappropriation of assets. Illegal or unethical conduct by employees, customers, vendors, and unaffiliated third parties can result in loss of assets, disrupt operations, impact brand reputation, jeopardize manufacturer and other relationships, result in the imposition of fines or penalties, and subject us to governmental investigations or lawsuits. While we maintain insurance to protect against a number of losses, this insurance coverage often contains significant deductibles which we must pay prior to obtaining insurance coverage. In addition, we “self-insure” a portion of our potential liabilities, meaning we do not carry insurance from a third-party for such liabilities, and are wholly responsible for any related losses including for certain potential liabilities that some states prohibit the maintenance of insurance to protect against. In certain instances, our insurance may not fully cover a loss depending on the applicable deductible or the magnitude and nature of the claim. Additionally, changes in the cost or availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase our self-insured risks. To the extent we incur significant additional costs for insurance, suffer losses that are not covered by in-force insurance or suffer losses for which we are self-insured, our financial condition, results of operations, or cash flows could be materially adversely impacted.
A decline in our credit rating or a general disruption in the credit markets could negatively impact our liquidity and ability to conduct our operations.
A deterioration of our credit rating, or a general disruption in the credit markets, could limit our ability to obtain credit on terms acceptable to us, or at all. In addition, uncertain economic conditions or the re-pricing of certain credit risks may make it more difficult for us to obtain one or more types of funding in the amounts, or at rates considered acceptable to us, at any given time. Our inability to access necessary or desirable funding, or to enter into certain related transactions, at times and at costs deemed appropriate by us, could have a negative impact on our liquidity and our ability to conduct our operations. Any of these developments could also reduce the ability or willingness of the financial institutions that have extended credit commitments to us, or that have entered into hedge or similar transactions with us, to fulfill their obligations to us, which also could have a material adverse effect on our liquidity and our ability to conduct our operations.
We are subject to risks of doing business with international manufacturers including import product restrictions, foreign trade risks, and currency valuations.
A portion of our business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to risks of doing business outside of the United States and importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages, natural or man-made disasters, and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties, or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. Relative weakness of the U.S. dollar against foreign currencies in the future may result in an increase in costs to us and in the retail price of such vehicles or parts, which could discourage consumers from purchasing such vehicles and adversely impact our profitability.
If we are unable to acquire and successfully integrate additional dealerships into our business, our revenue and earnings growth may be adversely affected.
We believe that the automotive retailing industry is a mature industry whose sales are significantly impacted by the prevailing economic climate, both nationally and in local markets. Accordingly, we believe that our future growth depends in part on our ability to manage expansion, control costs in our operations and acquire and effectively and efficiently integrate acquired dealerships into our organization. When seeking to acquire other dealerships, we often compete with several other national, regional and local dealership groups, and other strategic and financial buyers, some of which may have greater financial resources than us. Competition for attractive acquisition targets may result in fewer acquisition opportunities for us and we may have to forgo acquisition opportunities to the extent we cannot negotiate such acquisitions on acceptable terms.
We also face additional risks commonly encountered with growth through acquisitions. These risks include, but are not limited to: (i) failing to obtain manufacturers’ consents to acquisitions of additional franchises; (ii) incurring significant transaction-related costs for both completed and failed acquisitions; (iii) incurring significantly higher capital expenditures and operating expenses; (iv) failing to integrate the operations and personnel of the acquired dealerships and impairing relationships with employees; (v) incorrectly valuing entities to be acquired or incurring undisclosed liabilities at acquired dealerships; (vi) disrupting our ongoing business and diverting our management resources to newly acquired dealerships; (vii) failing to achieve expected performance levels; and (viii) impairing relationships with manufacturers and customers as a result of changes in management.
We may not adequately anticipate all the demands that our growth will impose on our personnel, procedures and structures, including our financial and reporting control systems, data processing systems, and management structure. Moreover, our failure to retain qualified management personnel at any acquired dealership may increase the risks associated with integrating the acquired dealership. If we cannot adequately anticipate and respond to these demands, we may fail to realize acquisition synergies and our resources will be focused on incorporating new operations into our structure rather than on areas that may be more profitable.
We are a holding company and as a result are dependent on our operating subsidiaries to generate sufficient cash and distribute cash to us to service our indebtedness and fund our ongoing operations.
Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries’ ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2015, unexpected changes to our franchise agreements, dealer agreements, or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.
Goodwill and manufacturer franchise rights comprise a significant portion of our total assets. We must test our goodwill and manufacturer franchise rights for impairment at least annually, which could result in a material, non-cash write-down of goodwill or manufacturer franchise rights and could have a material adverse impact on our results of operations and stockholders’ equity.
Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers.  Goodwill and indefinite-lived intangible assets, including manufacturer franchise rights, are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a qualitative or quantitative assessment. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. Negative or declining cash flows or a decline in actual or planned revenues for our stores increases the risk of manufacturer franchise rights impairment. An impairment loss could have a material adverse impact on our results of operations and stockholders’ equity.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our corporate headquarters, which are located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia. As of December 31, 2015, our operations encompassed 81 franchise dealership locations throughout nine states, three stand-alone used vehicle stores under the “Q auto” brand name in Florida, and 25 collision repair centers as follows:

	Dealerships			Collision Repair Centers
Dealership Group:	Owned	Leased		Owned	Leased
Coggin Automotive Group	12	4	(a)	5	2
Courtesy Autogroup	5	3		1	1
Crown Automotive Company	12	6	(b)	2	1
David McDavid Auto Group	7	—		4	1
Gray-Daniels Auto Family	—	5	(b)	—	1
Nalley Automotive Group	11	6		2	2
Northpoint Auto Group	2	1		1	1
Plaza Motor Company	5	2	(b)	—	1
Q auto	2	1		—	—
Total	56	28		15	10
________________________________________

(a)	Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

(b)	Includes one dealership location where we lease the underlying land but own the building facilities on that land.
Item 3. Legal Proceedings

From time to time, we and our dealerships may become involved in various claims relating to, and arising out of our business and our operations. These claims may involve, but are not limited to, financial and other audits by vehicle manufacturers or lenders, and certain federal, state, and local government authorities, which relate primarily to (i) incentive and warranty payments received from vehicle manufacturers, or allegations of violations of manufacturer agreements or policies, (ii) compliance with lender rules and covenants and (iii) payments made to government authorities relating to federal, state, and local taxes, as well as compliance with other government regulations. Claims may also arise through litigation, government proceedings, and other dispute resolution processes. Such claims, including class actions, can relate to, but are not limited to, the practice of charging administrative fees, employment-related matters, truth-in-lending practices, contractual disputes, actions brought by governmental authorities, and other matters. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “ABG.” Quarterly information concerning our high and low closing sales price per share of our common stock as reported by the NYSE is as follows:

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$55.42	$45.42
Second Quarter	68.74	53.15
Third Quarter	71.99	64.42
Fourth Quarter	$77.56	$61.46
Fiscal Year Ended December 31, 2015
First Quarter	$83.10	$70.12
Second Quarter	92.73	82.26
Third Quarter	95.54	76.54
Fourth Quarter	$87.27	$66.76
We did not pay any dividends during any of these periods. On February 18, 2016, the last reported sale price of our common stock on the NYSE was $51.87 per share, and there were approximately 126 record holders of our common stock.
Our credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the other agents and lenders party thereto (the “Restated Credit Agreement”) and the Indenture governing our 6.0% Notes (the "Indenture") currently allow for us to make certain restricted payments, including payments to repurchase shares of our common stock, among other things, subject to our continued compliance with certain covenants. For additional information, see the “Covenants and Defaults” section within “Liquidity and Capital Resources.”
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the “Repurchase Program”). The Repurchase Program was amended as of January 28, 2015, resulting in the Board of Directors authorizing us to repurchase up to an aggregate of $300.0 million of our common stock, subsequent to the amendment date, in open market transactions or privately negotiated transactions from time to time.
During the year ended December 31, 2015, we repurchased 3,793,186 shares of our common stock under the Repurchase Program for a total of $304.2 million. As of December 31, 2015 we had the authorization from our Board of Directors to repurchase up to an additional $49.8 million of our common stock. On January 27, 2016, our Board of Directors reset our share repurchase program to $300.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.

The following table sets forth information about our share repurchases during each month in the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (1)
10/01/2015 - 10/31/2015	289,000	$82.45	289,000	$70.3
11/01/2015 - 11/30/2015	282,100	$72.55	282,100	$49.8
12/01/2015 - 12/31/2015	—	$—	—	$49.8
________________________________________
(1) Amount increased on January 27, 2016 as previously described.
PERFORMANCE GRAPH
The following graph furnished by us shows the value as of December 31, 2015, of a $100 investment in our common stock made on December 31, 2010, as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc.; Sonic Automotive, Inc.; Group 1 Automotive, Inc.; Penske Automotive Group, Inc.; and Lithia Motors, Inc., in each case on a “total return” basis assuming the reinvestment of any dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The forgoing graph is not, and shall not be deemed to be, filed as part of our annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by us.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. Certain reclassifications of amounts previously reported have been made to the accompanying income statement data and balance sheet data in order to conform to current presentation. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto, included elsewhere in this annual report on Form 10-K.

	For the Years Ended December 31,
Income Statement Data:	2015	2014	2013	2012	2011
	(in millions, except per share data)
REVENUE:
New vehicle	$3,652.5	$3,230.6	$2,952.2	$2,608.3	$2,240.2
Used vehicle	1,931.7	1,741.5	1,564.2	1,301.6	1,208.6
Parts and service	740.7	666.6	611.6	565.3	555.6
Finance and insurance, net	263.4	229.0	206.9	166.6	137.0
TOTAL REVENUE	6,588.3	5,867.7	5,334.9	4,641.8	4,141.4
COST OF SALES	5,527.5	4,900.5	4,458.9	3,878.0	3,442.3
GROSS PROFIT	1,060.8	967.2	876.0	763.8	699.1
OPERATING EXPENSES:
Selling, general and administrative expenses	729.9	671.6	617.8	554.8	530.3
Depreciation and amortization	29.5	26.4	24.3	22.6	22.5
Other operating (income) expense, net	(0.2)	1.0	7.8	0.4	15.1
INCOME FROM OPERATIONS	301.6	268.2	226.1	186.0	131.2
OTHER (INCOME) EXPENSE:
Floor plan interest expense	16.1	12.4	12.5	11.6	9.3
Other interest expense, net	44.0	38.9	39.0	35.6	39.6
Swap interest expense	3.0	2.0	2.5	5.0	5.5
Convertible debt discount amortization	—	—	—	0.4	0.8
Loss on extinguishment of long-term debt, net	—	31.9	6.8	—	0.8
Gain on divestitures	(34.9)	—	—	0.1	—
Total other (income) expenses, net	28.2	85.2	60.8	52.7	56.0
INCOME FROM CONTINUING OPERATIONS BEORE INCOME TAX	273.4	183.0	165.3	133.3	75.2
Income tax expense	104.0	71.0	64.2	50.0	28.7
INCOME FROM CONTINUING OPERATIONS	169.4	112.0	101.1	83.3	46.5
Discontinued operations, net of tax	(0.2)	(0.4)	8.0	(1.1)	21.4
NET INCOME	$169.2	$111.6	$109.1	$82.2	$67.9
Income from continuing operations per common share:
Basic	$6.43	$3.73	$3.55	$2.64	$2.14
Diluted	$6.41	$3.71	$3.51	$2.61	$2.08

	As of December 31,
Balance Sheet Data:	2015	2014	2013	2012	2011
	(in millions)
Working capital	$335.2	$235.6	$274.5	$206.6	$156.2
Inventories (a)	917.2	886.0	767.7	655.1	519.5
Total assets	2,305.9	2,182.0	1,879.4	1,652.3	1,409.7
Floor plan notes payable (b)	712.2	766.8	609.5	562.1	434.1
Total debt	954.3	697.4	545.1	457.0	448.9
Total shareholders’ equity	$314.5	$444.9	$490.6	$402.8	$326.6
______________________________

(a)	Includes amounts classified as assets held for sale on our consolidated balance sheets.

(b)	Includes amounts classified as liabilities associated with assets held for sale on our consolidated balance sheets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
We are one of the largest automotive retailers in the United States. As of December 31, 2015 we owned and operated 99 new vehicle franchises (81 dealership locations), representing 28 brands of automobiles and 25 collision centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles, repair and maintenance services, collision repair services, and finance and insurance products. As of December 31, 2015, our new vehicle revenue brand mix consisted of 46% imports, 36% luxury, and 18% domestic brands. In addition, as of December 31, 2015 we owned and operated three stand-alone used vehicle stores under the “Q auto” brand name in Florida.
Our revenues are derived primarily from: (i) the sale of new vehicles; (ii) the sale of used vehicles to individual retail customers (“used retail”) and to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” collectively referred to as “used”); (iii) repair and maintenance services, including collision repair, the sale of automotive replacement parts, and the reconditioning of used vehicles (together referred to as “parts and service”); and (iv) the arrangement of third-party vehicle financing and the sale of a number of vehicle protection products (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and F&I based on dealership generated F&I gross profit per vehicle sold.
We assess the organic growth of our revenue and gross profit on a same store basis. Same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.
Our organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix, and the production and allocation of desirable vehicles from the automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices, and employment levels. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure, and (iii) our brand mix. We believe that our diversified new vehicle revenue brand mix is well positioned for growth over the long-term.
In September 2015, Volkswagen issued a stop-sale order on new vehicles equipped with certain diesel engines that do not meet certain state and federal clean air standards and has also withdrawn its application to U.S. regulators to certify certain 2016 diesel engine vehicles. Volkswagen has committed to taking actions to stabilize profitability of dealerships in the United States. As of December 31, 2015, we owned one Volkswagen dealership, with new vehicle revenues accounting for approximately 1% of our total new vehicle revenues for the year ended December 31, 2015.
Our operating results are generally subject to seasonal variations. Demand for new vehicles is generally highest during the second, third and fourth quarters of each year and, accordingly, we expect our revenues and operating results to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, or adverse weather events.

Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margin than used vehicle sales, sales of parts and service, and sales of F&I products. As a result, when used vehicle, parts and service, and F&I revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase.
Selling, general, and administrative (“SG&A”) expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions), or controllable (such as advertising), which we believe better allows us to adapt to changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit, advertising expense on a per vehicle retailed (“PVR”) basis, and all other SG&A expenses in the aggregate as a percentage of total gross profit.
The United States automotive retail market showed continued year-over-year improvement in 2015, with new vehicle sales increasing to 17.4 million as compared to 16.5 million in 2014. We continued to benefit from favorable general and industry specific economic conditions during 2015, which we attribute to consumer confidence, the continued availability of credit to consumers, relatively low overall unemployment levels and fuel prices, and the aging of the U.S. automotive fleet.
We had total available liquidity of $393.4 million as of December 31, 2015, which consisted of cash and cash equivalents of $2.8 million, $137.4 million of funds in our floor plan offset account, and borrowing availability of $165.6 million and $87.6 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Consolidated Financial Statements. Set forth below are the policies and estimates that we have identified as critical to our business operations and an understanding of our results of operations, based on the high degree of judgment or complexity in their application.
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
Revenue from the sale of parts, service, and collision repair work (which excludes sales tax) is recognized upon delivery of parts to the customer or at the time vehicle service or repair work is completed, as applicable.
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, guaranteed auto protection (known as “GAP”) insurance, and other insurance, to customers (collectively “F&I”). We may be charged back for F&I commissions in the event a contract is prepaid, defaulted upon, or terminated (“chargebacks”). F&I commissions are recorded at the time a vehicle is sold. F&I commissions, net of estimated future chargebacks, are included in Finance and Insurance, net in the accompanying Consolidated Statements of Income.
Used Vehicle Inventory Lower of Cost or Market Reserves—
Our used vehicle inventory is stated at the lower of cost or market. We use the specific identification method to value our used vehicle inventories. We maintain a reserve for specific inventory units where cost basis exceeds fair value. In assessing lower of cost or market for used vehicles, we consider (i) the aging of our used vehicles, (ii) historical sales experience of used vehicles and (iii) current market conditions and trends for used vehicles. We also review and consider the following metrics related to used vehicle sales (both on a recent and longer-term historical basis): (i) days of supply in our used vehicle inventory, (ii) used vehicle units sold at less than original cost as a percentage of total used vehicles sold and (iii) average vehicle selling price of used vehicle units sold at less than original cost. We then determine the appropriate level of reserve required to reduce our used vehicle inventory to the lower of cost or market, and record the resulting adjustment in the period in which we determine a loss has occurred. The level of reserve determined to be appropriate for each reporting period is considered to be a permanent inventory write-down and therefore is only released upon the sale of the related inventory.

Our used vehicle sales histories have indicated that our losses range between 3% and 4% of our original used vehicle inventory cost. Accordingly, we have recorded used vehicle reserves as follows:

Used vehicle lower of cost or market reserve:	Reserve Amount (in millions)	Percentage of Used Vehicle Inventory
As of December 31, 2015	$5.4	3.8%
As of December 31, 2014	$5.8	3.9%
As of December 31, 2015, each 100 basis point change in our estimate would change our used vehicle reserve by approximately $1.4 million.
F&I Chargeback Reserve—
We reserve for chargebacks on finance, insurance, or vehicle service contract commissions received. The reserve is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our loss histories vary depending on the product, but generally total between 9% and 15% of F&I revenues. Our F&I chargebacks from continuing operations for the years ended December 31, 2015, 2014, and 2013 were $38.2 million, $31.0 million, and $29.6 million, respectively. Our chargeback reserves were $38.1 million and $31.3 million as of December 31, 2015 and December 31, 2014, respectively. Total chargebacks as a percentage of F&I revenue for the years ended December 31, 2015, 2014, and 2013, were 13%, 12%, and 13%, respectively. A 100 basis point change in our estimate for all our products would have changed finance and insurance, net on our accompanying Consolidated Statement of Income for the year ended December 31, 2015 by approximately $3.0 million.
Insurance Reserves—
We are self-insured for employee medical claims and maintain stop loss insurance for large-dollar individual claims. We have large deductible insurance programs for workers compensation, property and general liability claims. We maintain and review our claim and loss history to assist in assessing our expected future liability for these claims. We also use professional service providers, such as account administrators and actuaries, to help us accumulate and assess this information. Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims.
As of December 31, 2015 and December 31, 2014, we had $13.3 million and $14.4 million, respectively, of insurance reserves for both known and unknown employee medical, workers compensation, property, and general liability claims. Expenses associated with employee medical, workers compensation, property, and general liability claims, including premiums for insurance coverage, for the years ended December 31, 2015, 2014, and 2013, totaled $26.9 million, $27.1 million, and $25.2 million, respectively.
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
Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual franchise level. The fair value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing our manufacturer franchise rights would expire, we expect that we would be able to renew those agreements in the ordinary course of business.

We do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and manufacturer franchise rights for impairment annually as of October 1st, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that goodwill becomes impaired due to decreases in the fair value of our automotive retail business or manufacturer franchise rights become impaired due to decreases in the fair value of our individual franchises.
We completed our annual intangible impairment tests as of October 1, 2015, and no impairment of goodwill or other intangible assets was recognized as a result of such tests.

RESULTS OF OPERATIONS
The Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$3,652.5	$3,230.6	$421.9	13%
Used vehicle	1,931.7	1,741.5	190.2	11%
Parts and service	740.7	666.6	74.1	11%
Finance and insurance, net	263.4	229.0	34.4	15%
TOTAL REVENUE	6,588.3	5,867.7	720.6	12%
GROSS PROFIT:
New vehicle	203.0	198.3	4.7	2%
Used vehicle	131.8	127.7	4.1	3%
Parts and service	462.6	412.2	50.4	12%
Finance and insurance, net	263.4	229.0	34.4	15%
TOTAL GROSS PROFIT	1,060.8	967.2	93.6	10%
OPERATING EXPENSES:
Selling, general, and administrative	729.9	671.6	58.3	9%
Depreciation and amortization	29.5	26.4	3.1	12%
Other operating (income) expense, net	(0.2)	1.0	(1.2)	(120)%
INCOME FROM OPERATIONS	301.6	268.2	33.4	12%
OTHER (INCOME) EXPENSES:
Floor plan interest expense	16.1	12.4	3.7	30%
Other interest expense, net	44.0	38.9	5.1	13%
Swap interest expense	3.0	2.0	1.0	50%
Loss on extinguishment of long-term debt, net	—	31.9	(31.9)	NM
Gain on divestitures	(34.9)	—	(34.9)	NM
Total other expenses, net	28.2	85.2	(57.0)	(67)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	273.4	183.0	90.4	49%
Income tax expense	104.0	71.0	33.0	46%
INCOME FROM CONTINUING OPERATIONS	169.4	112.0	57.4	51%
Discontinued operations, net of tax	(0.2)	(0.4)	0.2	(50)%
NET INCOME	$169.2	$111.6	$57.6	52%
Income from continuing operations per common share—Diluted	$6.42	$3.72	$2.70	73%
Net income per common share—Diluted	$6.41	$3.71	$2.70	73%
______________________________
NM—Not Meaningful

	For the Years Ended December 31,
	2015	2014
REVENUE MIX PERCENTAGES:
New vehicles	55.4%	55.1%
Used retail vehicles	26.1%	26.1%
Used vehicle wholesale	3.3%	3.5%
Parts and service	11.2%	11.4%
Finance and insurance, net	4.0%	3.9%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	19.1%	20.5%
Used retail vehicles	12.9%	13.4%
Used vehicle wholesale	(0.4)%	(0.2)%
Parts and service	43.6%	42.6%
Finance and insurance, net	24.8%	23.7%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.1%	16.5%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.8%	69.4%
Total revenue during 2015 increased by $720.6 million (12%) compared to 2014 as a result of (i) a $421.9 million (13%) increase in new vehicle revenue, (ii) a $190.2 million (11%) increase in used vehicle revenue, (iii) a $74.1 million (11%) increase in parts and service revenue, and (iv) a $34.4 million (15%) increase in F&I revenue. The $93.6 million (10%) increase in gross profit during 2015 was driven by (i) a $50.4 million (12%) increase in parts and service gross profit, (ii) a $34.4 million (15%) increase in F&I gross profit, (iii) a $4.7 million (2%) increase in new vehicle gross profit, and (iv) a $4.1 million (3%) increase in used vehicle gross profit.
Our total gross profit margin decreased 40 basis points to 16.1%, primarily due to competitive pressures negatively impacting our gross margins across our new vehicle and used vehicle businesses, partially offset by an increase in gross margin for our parts and service business and growth in our F&I business. SG&A expenses increased by $58.3 million (9%), however SG&A expenses as a percentage of gross profit decreased by 60 basis points from 69.4% in 2014 to 68.8% in 2015.
Net income increased by $57.6 million (52%) during 2015 compared to 2014. The increase in net income was driven by the $33.4 million (12%) increase in income from operations and a $57.0 million (67%) decrease in other expenses, primarily due to a $34.9 million gain from divestitures in 2015 and a $31.9 million loss on extinguishment of long-term debt in 2014. Income tax expense increased by $33.0 million (46%) primarily as a result of the $90.4 million (49%) increase in income from continuing operations before income taxes.
We assess the organic growth of our revenue and gross profit on a same store basis. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

New Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,302.6	$1,241.2	$61.4	5%
Import	1,667.5	1,539.3	128.2	8%
Domestic	682.4	450.1	232.3	52%
Total new vehicle revenue	$3,652.5	$3,230.6	$421.9	13%
Gross profit:
Luxury	$87.2	$90.7	$(3.5)	(4)%
Import	77.3	79.3	(2.0)	(3)%
Domestic	38.5	28.3	10.2	36%
Total new vehicle gross profit	$203.0	$198.3	$4.7	2%
New vehicle units:
Luxury	25,441	24,275	1,166	5%
Import	61,633	57,980	3,653	6%
Domestic	18,907	13,309	5,598	42%
Total new vehicle units	105,981	95,564	10,417	11%

Same Store:
Revenue:
Luxury	$1,281.9	$1,195.7	$86.2	7%
Import	1,556.9	1,451.5	105.4	7%
Domestic	508.1	450.1	58.0	13%
Total new vehicle revenue	$3,346.9	$3,097.3	$249.6	8%
Gross profit:
Luxury	$86.1	$87.4	$(1.3)	(1)%
Import	72.3	74.9	(2.6)	(3)%
Domestic	28.9	28.3	0.6	2%
Total new vehicle gross profit	$187.3	$190.6	$(3.3)	(2)%
New vehicle units:
Luxury	25,063	23,418	1,645	7%
Import	57,562	54,636	2,926	5%
Domestic	14,162	13,309	853	6%
Total new vehicle units	96,787	91,363	5,424	6%

New Vehicle Metrics—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2015	2014
As Reported:
Revenue per new vehicle sold	$34,464	$33,806	$658	2%
Gross profit per new vehicle sold	$1,915	$2,075	$(160)	(8)%
New vehicle gross margin	5.6%	6.1%	(0.5)%

Same Store:
Revenue per new vehicle sold	$34,580	$33,901	$679	2%
Gross profit per new vehicle sold	$1,935	$2,086	$(151)	(7)%
New vehicle gross margin	5.6%	6.2%	(0.6)%
New vehicle revenue increased by $421.9 million (13%) as a result of the 11% increase in new vehicle units and a $658 (2%) increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $249.6 million (8%) due to a 6% increase in new vehicle units sold and a $679 (2%) increase in revenue per new vehicle sold.
Same store unit volumes for our luxury, import, and domestic brands increased 7%, 5%, and 6%, respectively, reflecting (i) consumer demand for the broad range of attractive vehicles we offer and (ii) the continued availability of credit at terms favorable to our customers. Overall, same store new vehicle unit volumes increased by 6% in 2015 compared to new vehicle sales in the U.S. which increased by 5% over the same period.
Total new vehicle gross profit increased by $4.7 million (2%) in 2015. Same store new vehicle gross profit decreased by $3.3 million (2%) resulting in a 60 basis point decrease in gross margin to 5.6% in 2015 due to decreases in our luxury and import brand categories by $1.3 million (1%) and $2.6 million (3%), respectively, partially offset by a $0.6 million (2%) increase in our domestic brand category. Our same store gross profit per new vehicle sold decreased by $151 (7%). The decrease in new vehicle gross profit and gross margin is primarily driven by a shift in consumer preference from cars to trucks, due in part to lower gas prices, and increased competition in the marketplace.

Used Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$1,717.5	$1,534.9	$182.6	12%
Used vehicle wholesale revenues	214.2	206.6	7.6	4%
Used vehicle revenue	$1,931.7	$1,741.5	$190.2	11%
Gross profit:
Used vehicle retail gross profit	$136.1	$130.0	$6.1	5%
Used vehicle wholesale gross profit	(4.3)	(2.3)	(2.0)	(87)%
Used vehicle gross profit	$131.8	$127.7	$4.1	3%
Used vehicle retail units:
Used vehicle retail units	82,589	75,173	7,416	10%

Same Store:
Revenue:
Used vehicle retail revenues	$1,564.9	$1,470.2	$94.7	6%
Used vehicle wholesale revenues	194.7	194.9	(0.2)	—%
Used vehicle revenue	$1,759.6	$1,665.1	$94.5	6%
Gross profit:
Used vehicle retail gross profit	$125.2	$124.9	$0.3	—%
Used vehicle wholesale gross profit	(3.4)	(2.1)	(1.3)	62%
Used vehicle gross profit	$121.8	$122.8	$(1.0)	(1)%
Used vehicle retail units:
Used vehicle retail units	74,715	71,833	2,882	4%

Used Vehicle Metrics—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2015	2014
As Reported:
Revenue per used vehicle retailed	$20,796	$20,418	$378	2%
Gross profit per used vehicle retailed	$1,648	$1,729	$(81)	(5)%
Used vehicle retail gross margin	7.9%	8.5%	(0.6)%

Same Store:
Revenue per used vehicle retailed	$20,945	$20,467	$478	2%
Gross profit per used vehicle retailed	$1,676	$1,739	$(63)	(4)%
Used vehicle retail gross margin	8.0%	8.5%	(0.5)%
Used vehicle revenue increased by $190.2 million (11%) primarily as a result of the 10% increase in used vehicle retail units. Same store used vehicle revenue increased by $94.5 million (6%) due to a $94.7 million (6%) increase in used vehicle retail revenue. Additionally, same store used retail unit sales increased by 4%, and same store revenue per used vehicle sold increased by $478 (2%) to $20,945 per unit. The increase in same store used vehicle retail unit sales reflects consumer demand, the continued availability of credit at terms favorable to the customer, and the ongoing impact of our volume-driven initiatives.
In 2015, used vehicle retail gross profit and same store used vehicle retail gross profit increased by $6.1 million (5%) and $0.3 million, respectively. We attribute the 50 basis point decrease in same store gross profit margin from 8.5% to 8.0% primarily to our efforts to grow sales volumes during the current year, increased competition in the used vehicle marketplace, and pressure caused by the decrease in new vehicle gross profit per vehicle retailed. Wholesale losses for 2015 increased by $2.0 million to $4.3 million.

We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 30 days of supply in our inventory as of December 31, 2015.
Parts and Service—

	For the Years Ended December 31,		Increase	% Change
	2015	2014
	(Dollars in millions)
As Reported:
Parts and service revenue	$740.7	$666.6	$74.1	11%
Parts and service gross profit:
Customer pay	$250.9	$232.2	$18.7	8%
Reconditioning and preparation	119.5	101.9	17.6	17%
Warranty	71.0	57.5	13.5	23%
Wholesale parts	21.2	20.6	0.6	3%
Total parts and service gross profit	$462.6	$412.2	$50.4	12%
Parts and service gross margin	62.5%	61.8%	0.7%

Same Store:
Parts and service revenue	$693.8	$638.8	$55.0	9%
Parts and service gross profit:
Customer pay	$237.3	$225.5	$11.8	5%
Reconditioning and preparation	110.4	97.7	12.7	13%
Warranty	64.9	52.9	12.0	23%
Wholesale parts	19.8	19.4	0.4	2%
Total parts and service gross profit	$432.4	$395.5	$36.9	9%
Parts and service gross margin	62.3%	61.9%	0.4%
The $74.1 million (11%) increase in parts and service revenue was the result of (i) a $44.7 million (10%) increase in customer pay revenue, (ii) a $25.9 million (24%) increase in warranty revenue, and (iii) a $3.5 million (3%) increase in wholesale parts revenue. Same store parts and service revenue increased by $55.0 million (9% ) from $638.8 million in 2014 to $693.8 million in 2015. The increase in same store parts and service revenue was due to (i) a $30.3 million (7%) increase in customer pay revenue, (ii) a $22.7 million (23%) increase in warranty revenue, and (iii) a $2.0 million (2%) increase in wholesale parts revenue.
Parts and service gross profit increased by $50.4 million (12%) to $462.6 million due to increases in all of the parts and service revenue lines. Same store gross profit increased by $36.9 million (9%) primarily due to increases in customer pay, reconditioning and preparation, and warranty revenue lines. The $12.7 million (13%) increase in reconditioning and preparation gross profit was primarily driven by a 4% increase in our same store used vehicle retail unit sales, as well as increases in the amount of work being performed per vehicle. Gross profit associated with warranty work increased by $12.0 million (23%), primarily due to manufacturer recall campaigns that occurred during 2015, as well as an increased number of vehicles under warranty in the United States as exhibited by the increasing levels of new vehicle purchases over the previous few years. The 40 basis point increase in our same store parts and service gross margin was primarily the result of increases in our higher margin parts and service businesses, which includes the reconditioning and preparation of used vehicles, and warranty work.

We continue to focus on increasing our parts and service revenue, and specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Years Ended December 31,		Increase	% Change
	2015	2014
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$263.4	$229.0	$34.4	15%
Finance and insurance, net per vehicle sold	$1,397	$1,341	$56	4%

Same Store:
Finance and insurance, net	$237.8	$219.3	$18.5	8%
Finance and insurance, net per vehicle sold	$1,387	$1,344	$43	3%
F&I increased by $34.4 million (15%) during 2015 when compared to 2014. Same store F&I increased by $18.5 million (8%) due to a 5% increase in same store retail unit sales and a $43 (3%) increase in same store F&I per vehicle sold. During 2015 we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of our broad array of F&I products, and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which include implementing a certification process and certain best practices initiatives.
Selling, General, and Administrative Expense—

	For the Years Ended December 31,				Increase	% of Gross Profit (Decrease) Increase
	2015	% of Gross Profit	2014	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$334.6	31.5%	$311.2	32.2%	$23.4	(0.7)%
Sales compensation	115.5	10.9%	101.3	10.5%	14.2	0.4%
Share-based compensation	10.0	0.9%	8.6	0.9%	1.4	—%
Outside services	77.4	7.3%	71.8	7.4%	5.6	(0.1)%
Advertising	40.1	3.8%	34.0	3.5%	6.1	0.3%
Rent	31.3	3.0%	30.8	3.2%	0.5	(0.2)%
Utilities	16.7	1.6%	15.6	1.6%	1.1	—%
Insurance	11.8	1.1%	11.4	1.2%	0.4	(0.1)%
Other	92.5	8.7%	86.9	8.9%	5.6	(0.2)%
Selling, general, and administrative expense	$729.9	68.8%	$671.6	69.4%	$58.3	(0.6)%
Gross profit	$1,060.8		$967.2

	For the Years Ended December 31,				Increase (Decrease)	% of Gross Profit (Decrease) Increase
	2015	% of Gross Profit	2014	% of Gross Profit
	(Dollars in millions)
Same Store:
Personnel costs	$309.5	31.6%	$298.4	32.1%	$11.1	(0.5)%
Sales compensation	104.7	10.7%	97.1	10.5%	7.6	0.2%
Share-based compensation	10.0	1.0%	8.6	0.9%	1.4	0.1%
Outside services	71.8	7.3%	69.1	7.4%	2.7	(0.1)%
Advertising	34.9	3.6%	32.0	3.4%	2.9	0.2%
Rent	31.2	3.2%	30.8	3.3%	0.4	(0.1)%
Utilities	15.4	1.6%	15.0	1.6%	0.4	—%
Insurance	10.3	1.1%	10.7	1.2%	(0.4)	(0.1)%
Other	87.2	8.8%	82.8	9.0%	4.4	(0.2)%
Selling, general, and administrative expense	$675.0	68.9%	$644.5	69.4%	$30.5	(0.5)%
Gross profit	$979.3		$928.2
SG&A expense as a percentage of gross profit was 68.8% for 2015 compared to 69.4% for 2014. The 60 basis point decrease was primarily attributable to a decrease in personnel costs as a percentage of gross profit, partially offset by increases in sales compensation costs and advertising expense as percentages of gross profit. Same store SG&A expense as a percentage of gross profit decreased by 50 basis points from 69.4% for 2014 to 68.9% for 2015, primarily driven by a decrease in personnel costs as a percentage of gross profit. We continue to be engaged in numerous productivity initiatives designed to further reduce our fixed cost structure and we continue to focus on refining our centralized business processes to further enhance our performance.
Depreciation and Amortization Expense —
The $3.1 million (12%) increase in depreciation and amortization expense during 2015 when compared to 2014 was primarily the result of (i) additional fixed assets acquired in acquisitions and (ii) the completion of certain construction projects that resulted in newly depreciable assets placed into service during the past year.
Floor Plan Interest Expense —
The $3.7 million (30%) increase in floor plan interest expense during 2015 when compared to 2014 was primarily driven by higher new vehicle inventory levels primarily as a result of acquisitions made in late 2014 and 2015.
Other Interest Expense —
Other interest expense increased $5.1 million (13%) from $38.9 million in 2014 to $44.0 million in 2015. During 2015, our mortgage interest expense increased approximately $2.2 million (19%) as a result of mortgaging certain owned dealership properties during 2014 and 2015. In addition, there was an increase in interest expense of approximately $2.0 million during 2015 as a result of our add-on issuance of $200.0 million aggregate principal amount of our 6.0% Senior Subordinated Notes due 2024, which we completed in October 2015.
Gain on Divestitures —
Included in the results of 2015 were $34.9 million of gains related to the current year sale of seven franchises (five dealership locations) and one collision center.
Income Tax Expense—
The $33.0 million (46%) increase in income tax expense was primarily a result of the $90.4 million (49%) increase in income before income taxes in 2015 compared to 2014. Our effective tax rate was 38.0% in 2015 compared to 38.8% in 2014. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income.

RESULTS OF OPERATIONS
The Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2014	2013
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$3,230.6	$2,952.2	$278.4	9%
Used vehicle	1,741.5	1,564.2	177.3	11%
Parts and service	666.6	611.6	55.0	9%
Finance and insurance, net	229.0	206.9	22.1	11%
TOTAL REVENUE	5,867.7	5,334.9	532.8	10%
GROSS PROFIT:
New vehicle	198.3	181.3	17.0	9%
Used vehicle	127.7	120.1	7.6	6%
Parts and service	412.2	367.7	44.5	12%
Finance and insurance, net	229.0	206.9	22.1	11%
TOTAL GROSS PROFIT	967.2	876.0	91.2	10%
OPERATING EXPENSES:
Selling, general, and administrative	671.6	617.8	53.8	9%
Depreciation and amortization	26.4	24.3	2.1	9%
Other operating expense, net	1.0	7.8	(6.8)	(87)%
INCOME FROM OPERATIONS	268.2	226.1	42.1	19%
OTHER EXPENSES:
Floor plan interest expense	12.4	12.5	(0.1)	(1)%
Other interest expense, net	38.9	39.0	(0.1)	—%
Swap interest expense	2.0	2.5	(0.5)	(20)%
Loss on extinguishment of long-term debt, net	31.9	6.8	25.1	369%
Total other expenses, net	85.2	60.8	24.4	40%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	183.0	165.3	17.7	11%
Income tax expense	71.0	64.2	6.8	11%
INCOME FROM CONTINUING OPERATIONS	112.0	101.1	10.9	11%
Discontinued operations, net of tax	(0.4)	8.0	(8.4)	(105)%
NET INCOME	$111.6	$109.1	$2.5	2%
Income from continuing operations per common share—Diluted	$3.72	$3.25	$0.47	14%
Net income per common share—Diluted	$3.71	$3.51	$0.20	6%

	For the Years Ended December 31,
	2014	2013
REVENUE MIX PERCENTAGES:
New vehicles	55.1%	55.3%
Used retail vehicles	26.1%	25.8%
Used vehicle wholesale	3.5%	3.5%
Parts and service	11.4%	11.5%
Finance and insurance, net	3.9%	3.9%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	20.5%	20.7%
Used retail vehicles	13.4%	13.9%
Used vehicle wholesale	(0.2)%	(0.2)%
Parts and service	42.6%	42.0%
Finance and insurance, net	23.7%	23.6%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.5%	16.4%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.4%	70.5%
Total revenue during 2014 as compared to 2013 increased by $532.8 million (10%) as a result of (i) a $278.4 million (9%) increase in new vehicle revenue, (ii) a $177.3 million (11%) increase in used vehicle revenue, (iii) a $55.0 million (9%) increase in parts and service revenue, and (iv) a $22.1 million (11%) increase in F&I revenue. The $91.2 million (10%) increase in gross profit during 2014 was driven by (i) a $44.5 million (12%) increase in parts and service gross profit, (ii) a $22.1 million (11%) increase in F&I gross profit, (iii) a $17.0 million (9%) increase in new vehicle gross profit, and (iv) a $7.6 million (6%) increase in used vehicle gross profit.
Our total gross profit margin increased by 10 basis points to 16.5%, primarily due to a 170 basis point increase in gross profit margin for our parts and service business, partially offset by a 40 basis point decrease in used vehicle retail gross margin. SG&A expenses increased $53.8 million (9%) and SG&A expenses as a percentage of gross profit decreased by 110 basis points from 70.5% in 2013 to 69.4% in 2014.
Net income increased by $2.5 million (2%) during 2014 as compared to 2013. The increase in net income was driven by the $42.1 million (19%) increase in income from operations, partially offset by a $24.4 million (40%) increase in other expense, primarily due to the loss on extinguishment of debt associated with the redemption of the $300.0 million of 8.375% Senior Subordinated Notes due 2020 (the “8.375% Notes”), and a $6.8 million (11%) increase in income tax expense.
We assess the organic growth of our revenue and gross profit on a same store basis. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

New Vehicle—

	For the Years Ended December 31,		Increase	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,241.2	$1,113.2	$128.0	11%
Import	1,539.3	1,431.8	107.5	8%
Domestic	450.1	407.2	42.9	11%
Total new vehicle revenue	$3,230.6	$2,952.2	$278.4	9%
Gross profit:
Luxury	$90.7	$80.9	$9.8	12%
Import	79.3	73.9	5.4	7%
Domestic	28.3	26.5	1.8	7%
Total new vehicle gross profit	$198.3	$181.3	$17.0	9%
New vehicle units:
Luxury	24,275	22,188	2,087	9%
Import	57,980	53,568	4,412	8%
Domestic	13,309	12,203	1,106	9%
Total new vehicle units	95,564	87,959	7,605	9%

Same Store:
Revenue:
Luxury	$1,185.6	$1,074.2	$111.4	10%
Import	1,405.8	1,340.3	65.5	5%
Domestic	443.5	407.1	36.4	9%
Total new vehicle revenue	$3,034.9	$2,821.6	$213.3	8%
Gross profit:
Luxury	$86.3	$78.2	$8.1	10%
Import	72.5	69.2	3.3	5%
Domestic	27.9	26.5	1.4	5%
Total new vehicle gross profit	$186.7	$173.9	$12.8	7%
New vehicle units:
Luxury	23,293	21,426	1,867	9%
Import	52,765	50,106	2,659	5%
Domestic	13,132	12,203	929	8%
Total new vehicle units	89,190	83,735	5,455	7%

New Vehicle Metrics—

	For the Years Ended December 31,		Increase	% Change
	2014	2013
As Reported:
Revenue per new vehicle sold	$33,806	$33,563	$243	1%
Gross profit per new vehicle sold	$2,075	$2,061	$14	1%
New vehicle gross margin	6.1%	6.1%	—%

Same Store:
Revenue per new vehicle sold	$34,027	$33,697	$330	1%
Gross profit per new vehicle sold	$2,093	$2,077	$16	1%
New vehicle gross margin	6.2%	6.2%	—%
New vehicle revenue increased by $278.4 million (9%) as a result of the 9% increase in new vehicle units and a $243 (1%) increase in revenue per new vehicle sold during 2014. Same store new vehicle revenue increased by $213.3 million (8%) due to an increase in new vehicle units sold by 7% and an increase in revenue per new vehicle sold by $330 (1%).
Same store unit volumes for our luxury, import, and domestic brands increased 9%, 5%, and 8%, respectively, reflecting consumer demand for the broad range of attractive vehicles we offer and the continued availability of credit at terms favorable to our customers. Overall, same store total unit volumes have increased by 7% during 2014 compared to new vehicle sales in the U.S. which has increased by 6%.
During 2014, total new vehicle gross profit and same store new vehicle gross profit increased by $17.0 million (9%) and $12.8 million (7%), respectively, driven by increases across all of our brand segments. The increase in gross profit was particularly strong in our luxury brand category which increased $9.8 million (12%) on a total company basis. Our same store new vehicle gross profit margin remained consistent at 6.2% for both 2014 and 2013.

Used Vehicle—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$1,534.9	$1,374.9	$160.0	12%
Used vehicle wholesale revenues	206.6	189.3	17.3	9%
Used vehicle revenue	$1,741.5	$1,564.2	$177.3	11%
Gross profit:
Used vehicle retail gross profit	$130.0	$122.1	$7.9	6%
Used vehicle wholesale gross profit	(2.3)	(2.0)	(0.3)	15%
Used vehicle gross profit	$127.7	$120.1	$7.6	6%
Used vehicle retail units:
Used vehicle retail units	75,173	69,454	5,719	8%

Same Store:
Revenue:
Used vehicle retail revenues	$1,426.9	$1,314	$112.9	9%
Used vehicle wholesale revenues	191.2	179.5	11.7	7%
Used vehicle revenue	$1,618.1	$1,493.5	$124.6	8%
Gross profit:
Used vehicle retail gross profit	$121.7	$116.8	$4.9	4%
Used vehicle wholesale gross profit	(1.8)	(2.0)	0.2	(10)%
Used vehicle gross profit	$119.9	$114.8	$5.1	4%
Used vehicle retail units:
Used vehicle retail units	69,528	66,197	3,331	5%

Used Vehicle Metrics—

	For the Years Ended December 31,		Increase (Decrease)	% Change
	2014	2013
As Reported:
Revenue per used vehicle retailed	$20,418	$19,796	$622	3%
Gross profit per used vehicle retailed	$1,729	$1,758	$(29)	(2)%
Used vehicle retail gross margin	8.5%	8.9%	(0.4)%

Same Store:
Revenue per used vehicle retailed	$20,523	$19,850	$673	3%
Gross profit per used vehicle retailed	$1,750	$1,764	$(14)	(1)%
Used vehicle retail gross margin	8.5%	8.9%	(0.4)%
Used vehicle revenue increased by $177.3 million (11%) primarily as a result of an 8% increase in used vehicle retail units. Same store used vehicle revenue increased by $124.6 million (8%) as the result of a $112.9 million (9%) increase in used vehicle retail revenue and a $11.7 million (7%) increase in used vehicle wholesale revenue. Additionally, same store used retail unit sales increased by 5%, and same store revenue per used vehicle retailed increased by $673 (3%) to $20,523 per unit. The increase in same store used vehicle retail unit sales reflects consumer demand, the availability of credit at terms favorable to the customer, and the ongoing impact of our volume-driven initiatives.
Used vehicle retail gross profit and same store used vehicle retail gross profit increased by $7.6 million (6%) and $5.1 million (4%) respectively, during 2014. We attribute the 40 basis point decrease in gross profit margin from 8.9% in 2013 to

8.5% in 2014 primarily to retail margin pressures created by an increase in the supply of used vehicles as a result of customer trade-ins and vehicles coming off lease. Same store wholesale losses were $1.8 million during 2014 a decrease of $0.2 million when compared to 2013.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 35 days of supply in our inventory as of December 31, 2014.
Parts and Service—

	For the Years Ended December 31,		Increase	% Change
	2014	2013
	(Dollars in millions)
As Reported:
Parts and service revenue	$666.6	$611.6	$55.0	9%
Parts and service gross profit:
Customer pay	$232.2	$214.9	$17.3	8%
Reconditioning and preparation	101.9	84.5	17.4	21%
Warranty	57.5	48.8	8.7	18%
Wholesale parts	20.6	19.5	1.1	6%
Total parts and service gross profit	$412.2	$367.7	$44.5	12%
Parts and service gross margin	61.8%	60.1%	1.7%

Same Store:
Parts and service revenue	$630.7	$586.4	$44.3	8%
Parts and service gross profit:
Customer pay	$222.9	$208.7	$14.2	7%
Reconditioning and preparation	95.7	81.2	14.5	18%
Warranty	52.2	44.6	7.6	17%
Wholesale parts	19.2	18.3	0.9	5%
Total parts and service gross profit	$390.0	$352.8	$37.2	11%
Parts and service gross margin	61.8%	60.2%	1.6%
The $55.0 million (9%) increase in parts and service revenue was the result of a (i) $37.3 million (9%) increase in customer pay revenue, (ii) $12.7 million (13%) increase in warranty revenue, and (iii) $5.0 million (5%) increase in wholesale parts revenue. Same store parts and service revenue increased by $44.3 million (8%) from $586.4 million during 2013 to $630.7 million during 2014. The increase in same store parts and service revenue was due to a (i) $30.0 million (7%) increase in customer pay revenue, (ii) $10.6 million (12%) increase in warranty revenue, and (iii) $3.7 million (4%) increase in wholesale parts revenue.
Parts and service gross profit increased by $44.5 million (12%) to $412.2 million due to increases in all of our parts and service revenue lines. Same store gross profit increased by $37.2 million (11%) primarily due to increases in the customer pay, reconditioning and preparation, and the warranty revenue lines. The $14.5 million (18%) increase in reconditioning and preparation gross profit was primarily driven by a 5% increase in our same store used vehicle retail unit sales and increases in the amount of work being performed per vehicle. Gross profit associated with warranty work increased by $7.6 million (17%), partially due to manufacturer recalls that occurred during 2014, as well as an increased number of vehicles under warranty in the United States as exhibited by the increasing levels of new vehicle purchases over the previous few years.

Finance and Insurance, net—

	For the Years Ended December 31,		Increase	% Change
	2014	2013
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$229.0	$206.9	$22.1	11%
Finance and insurance, net per vehicle sold	$1,341	$1,314	$27	2%

Same Store:
Finance and insurance, net	$211.9	$197.2	$14.7	7%
Finance and insurance, net per vehicle sold	$1,335	$1,315	$20	2%
F&I increased by $22.1 million (11%) during 2014 as compared to 2013. Same store F&I increased by $14.7 million (7%) due to a 6% increase in same store retail unit sales and a $20 (2%) increase in same store F&I revenue per vehicle sold. During 2014 we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of our broad array of F&I products.
Selling, General, and Administrative Expense—

	For the Years Ended December 31,				Increase (Decrease)	% of Gross Profit (Decrease) Increase
	2014	% of Gross Profit	2013	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$311.2	32.2%	$286.0	32.6%	$25.2	(0.4)%
Sales compensation	101.3	10.5%	94.5	10.8%	6.8	(0.3)%
Share-based compensation	8.6	0.9%	9.0	1.0%	(0.4)	(0.1)%
Outside services	71.8	7.4%	61.1	7.0%	10.7	0.4%
Advertising	34.0	3.5%	32.8	3.7%	1.2	(0.2)%
Rent	30.8	3.2%	32.9	3.8%	(2.1)	(0.6)%
Utilities	15.6	1.6%	14.2	1.6%	1.4	—%
Insurance	11.4	1.2%	10.2	1.2%	1.2	—%
Other	86.9	8.9%	77.1	8.8%	9.8	0.1%
Selling, general, and administrative expense	$671.6	69.4%	$617.8	70.5%	$53.8	(1.1)%
Gross profit	$967.2		$876.0

	For the Years Ended December 31,				Increase (Decrease)	% of Gross Profit (Decrease) Increase
	2014	% of Gross Profit	2013	% of Gross Profit
	(Dollars in millions)
Same Store:
Personnel costs	$290.4	32.0%	$274.0	32.7%	$16.4	(0.7)%
Sales compensation	94.4	10.4%	90.2	10.8%	4.2	(0.4)%
Share-based compensation	8.6	0.9%	9.0	1.1%	(0.4)	(0.2)%
Outside services	67.1	7.4%	59.0	7.0%	8.1	0.4%
Advertising	29.8	3.3%	30.8	3.7%	(1.0)	(0.4)%
Rent	30.7	3.4%	32.8	3.9%	(2.1)	(0.5)%
Utilities	14.6	1.6%	13.6	1.6%	1.0	—%
Insurance	10.2	1.1%	9.6	1.1%	0.6	—%
Other	81.5	8.9%	73.3	8.7%	8.2	0.2%
Selling, general, and administrative expense	$627.3	69.0%	$592.3	70.6%	$35.0	(1.6)%
Gross profit	$908.5		$838.7
SG&A expense as a percentage of gross profit was 69.4% for 2014 compared to 70.5% for 2013. The 110 basis point decrease was primarily attributable to a decrease in personnel costs, sales compensation, and rent as a percentage of gross profit, partially offset by an increase in outside services as a percentage of gross profit. Same store SG&A expense as a percentage of gross profit decreased by 160 basis points from 70.6% for 2013 to 69.0% for 2014. The decrease is primarily attributable to decreases in personnel cost, sales compensation, advertising, and rent as a percentage of gross profit, partially offset by an increase in outside services as a percentage of gross profit.
Depreciation and Amortization Expense —
The $2.1 million (9%) increase in depreciation and amortization expense during 2014 when compared to 2013 was primarily the result of (i) our purchase of certain previously leased real estate throughout 2013 and 2014, (ii) additional fixed assets acquired in acquisitions, and (iii) the completion of certain construction projects that resulted in newly depreciable assets placed into service during 2014.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. During 2014, we recognized $1.3 million of charges related to property and equipment disposals. During 2013, we recognized (i) approximately $5.5 million of lease termination charges as a result of our purchase of certain previously leased real estate and (ii) $1.8 million of charges related to property and equipment disposals.
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
Loss on Extinguishment of Long-Term Debt —
During 2014, we recognized a $31.9 million loss on the redemption of all of the $300.0 million of our outstanding 8.375% Notes, consisting of (i) $33.9 million of premiums paid to redeem the 8.375% Notes in accordance with the terms thereof, (ii) a $6.1 million write-off of unamortized debt issuance costs associated with the 8.375% Notes, and (iii) $0.1 million of third-party costs associated with the redemption of the 8.375% Notes, partially offset by $8.2 million in unamortized premium associated with our 8.375% Notes.
During 2013, we recognized a $6.8 million loss on the redemption of all of the $143.2 million of our outstanding 7.625% Notes, consisting of (i) $3.6 million of premiums paid pursuant to the terms of the redemption notice, (ii) a $3.1 million write-

off of unamortized debt issuance costs associated with the 7.625% Notes, and (iii) $0.1 million of third-party costs associated with the redemption of the 7.625% Notes.
Income Tax Expense—
The $6.8 million (11%) increase in income tax expense was primarily a result of the $17.7 million (11%) increase in income before income taxes in 2014 compared to 2013. Our effective tax rate was 38.8% for both 2013 and 2014. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2015, we had total available liquidity of $393.4 million, which consisted of cash and cash equivalents of $2.8 million, $137.4 million of available funds in our floor plan offset account, and borrowing availability of $165.6 million and $87.6 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of December 31, 2015, except for limitations on our used vehicle revolving floor plan facility, these financial covenants did not further limit our availability under our other credit facilities. For more information on our financial covenants, see “Covenants and Defaults” below.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our revolving credit facilities, our floor plan facilities, our real estate credit agreement, our Restated Master Loan Facility (defined below), and our mortgage financings, (iv) amounts in our new vehicle floor plan notes payable offset account, and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
We currently have the following material credit facilities, floor plan facilities, real estate credit agreement, Restated Master Loan Facility, mortgage notes and senior subordinated notes. For a more detailed description of the material terms of our senior secured credit facilities, real estate credit agreement, Restated Master Loan Facility, mortgage notes and senior subordinated notes, refer to the “Long-Term Debt” footnote included in the Consolidated Financial Statements.

•
Restated Credit Agreement — We and certain of our subsidiaries are party to a credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the other agents and lenders party thereto (the “Restated Credit Agreement”). The Restated Credit Agreement provides for our senior secured credit facilities, consisting of:

•
Revolving credit facility — a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. Borrowings under the revolving credit facility bear interest, at our option, based on LIBOR plus 1.75% to 2.75% or the Base Rate plus 0.75% to 1.75%, in each case based on our total lease adjusted leverage ratio. The Base Rate is the highest of the (i) Bank of America prime rate, (ii) Federal Funds rate plus 0.50%, and (iii) one month LIBOR plus 1.00%. As of December 31, 2015, we had $9.4 million in outstanding letters of credit, resulting in $165.6 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of December 31, 2015.

•
New vehicle floor plan facilities — an $825.0 million senior secured new vehicle revolving floor plan facility to finance the acquisition of new vehicle inventory. In connection with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash to an account as an offset to our outstanding floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in floor plan interest expense on our Consolidated Statements of Income. Borrowings under the new vehicle revolving floor plan facility bear interest, at our option, based on LIBOR plus 1.25% or the Base Rate plus 0.25%. In addition to the payment of interest on borrowings outstanding, we are required to pay a commitment fee of 0.20% per annum on the total commitments under the new vehicle floor plan facility. As of December 31, 2015, we had $573.4 million outstanding under our senior secured new vehicle revolving floor plan facility, net of the $137.4 million in our floor plan offset account.

•
Used vehicle floor plan facility — a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Borrowings under the used vehicle revolving floor plan facility bear interest, at our option, based on LIBOR plus 1.50% or the Base Rate plus 0.50%. In addition to the payment of interest on borrowings outstanding, we are required to pay a commitment fee of 0.25% per annum on the total commitments under the used vehicle floor plan facility. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. As of December 31, 2015, we had no amount outstanding, but based on the borrowing base limitations in our covenants, we had $87.6 million of borrowing availability under our used vehicle revolving floor plan facility.

Each of the above provisions is subject to limitations on borrowing availability as set out in the Restated Credit Agreement. The Restated Credit Agreement matures, and all amounts outstanding thereunder will be due and payable, on August 8, 2018.

•
Manufacturer affiliated new vehicle floor plan facilities — We also have a floor plan facility with the Ford Motor Credit Company (“Ford Credit”) to purchase new Ford and Lincoln vehicle inventory, as well as facilities with certain other manufacturers for loaner vehicles. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations. As of December 31, 2015, we had $138.8 million outstanding under our floor plan facility with Ford Credit.

•
Real Estate Credit Agreement — a real estate term loan credit agreement with an initial principal value of $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of December 31, 2015, the outstanding balance under the real estate credit agreement was $64.0 million. There is no further borrowing availability under this agreement.

•
Restated Master Loan Facility — provides for term loans to certain of our subsidiaries in an aggregate amount not to exceed $100.0 million. Borrowings under the Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the Master Loan Agreement. As of December 31, 2015, we had $97.9 million of mortgage note obligations outstanding. There is no further borrowing availability under this facility.

•
Mortgage notes — as of December 31, 2015, we had $194.3 million of mortgage note obligations (excluding amounts outstanding under our real estate credit agreement and Master Loan Facility). These obligations are collateralized by the associated real estate at our dealership locations.

•
6.0% Senior Subordinated Notes due 2024 (“6.0% Notes”) — as of December 31, 2015 we had $600.0 million in aggregate principal amounts of our 6.0% Notes outstanding. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until their maturity on December 15, 2024.  For additional information on the 6.0% Notes, see “6.0% Senior Subordinated Notes Add-On Issuance” below.

6.0% Senior Subordinated Notes Add-on Issuance
In October 2015, we completed an add-on issuance of $200.0 million aggregate principal amount of 6.0% Notes at a price of 104.25% of par, plus accrued interest from June 15, 2015 (the “October 2015 Offering”). After deducting the initial purchasers’ discounts and expenses we received net proceeds of approximately $210.2 million from this offering. The $8.5 million premium paid by the initial purchasers of the 6.0% Notes was recorded as a component of long-term debt on our Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the 6.0% Notes. Based on the amortization of the debt premium, the effective interest rate on the October 2015 Offering is 5.41%. The capitalized costs associated with the issuance and sale of the 6.0% Notes are being amortized as an addition to interest expense over the remaining term of the 6.0% Notes.
Mortgage Financings
On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the “Restated Master Loan Agreement”) with Wells Fargo. The Restated Master Loan Agreement provides for term loans to certain of our subsidiaries that are borrowers under the Restated Master Loan Agreement (collectively, the “Real Estate Borrowers”) in an aggregate amount not to exceed $100.0 million (the “Restated Master Loan Facility”), subject to customary terms and conditions.

Borrowings under the Restated Master Loan Facility are guaranteed by us pursuant to a second amended and restated unconditional guaranty (the “Company Guaranty”), and each operating dealership subsidiary of ours whose real estate is financed under the Restated Master Loan Facility, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed under the Restated Master Loan Agreement.
In June 2015, we made additional borrowings under the Restated Master Loan Facility, resulting in our having drawn the full $100.0 million of availability thereunder. In connection with our final draw under the Restated Master Loan Agreement, in June 2015 we entered into a cash flow interest rate swap with Wells Fargo, effectively fixing the interest rate at 4.80%. We paid a total of $1.2 million in debt issuance costs associated with the Restated Master Loan Agreement.
Term loans under the Restated Master Loan Facility bear interest based on LIBOR plus 2.50%. Beginning February 1, 2016, the Real Estate Borrowers are required to make 108 equal monthly principal payments based on a hypothetical 19 year amortization schedule, with a balloon repayment of the outstanding principal amount of loans due on February 1, 2025. The Real Estate Borrowers can voluntarily prepay any loan in whole or in part any time without premium or penalty.
Covenants and Defaults
We are subject to a number of customary covenants in our various debt and lease agreements, including those described below.  We were in compliance with all of our covenants as of December 31, 2015. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants were waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the Restated Credit Agreement include, among others, a requirement to comply with a minimum consolidated current ratio, consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Restated Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets.
The Restated Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the revolving credit facility or the used vehicle floor plan facility could be, or result in, an event of default under the new vehicle floor plan facility, and vice versa. Upon the occurrence of an event of default, we could be required to immediately repay all amounts outstanding under the Restated Credit Agreement.
The representations and covenants contained in the Real Estate Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio, and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets.
The representations, warranties, and covenants contained in the Restated Master Loan Agreement, the Company Guaranty, and the related documents include, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Company Guaranty. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends, or acquire or dispose of assets. The Restated Master Loan Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the Real Estate Borrowers or, failing such compliance, we could be required to immediately repay all amounts outstanding under the Restated Master Loan Facility.
Certain of our lease agreements also require compliance with various financial covenants and incorporate by reference the financial covenants set forth in the Restated Credit Agreement. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (i) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (ii) eviction from the premises, and (iii) the landlord having a claim for various damages.

The Restated Credit Agreement and the Indenture currently allow for restricted payments without limit so long as our consolidated total leverage ratio (as defined in the Restated Credit Agreement and the Indenture) is no greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends, share repurchases, unscheduled repayments of subordinated debt, or purchases of certain investments. In the event that our consolidated total leverage ratio does (or would) exceed 3.0 to 1.0, the Restated Credit Agreement and the Indenture would then also allow for restricted payments under the following mutually exclusive parameters, subject to certain exclusions:

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

Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions described in “Covenants and Defaults” above.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the “Repurchase Program”). The Repurchase Program was amended as of January 28, 2015, resulting in the Board of Directors authorizing us to repurchase up to an aggregate of $300.0 million of common stock, subsequent to the amendment date, in open market transactions or privately negotiated transactions from time to time.
During 2015, we repurchased 3,793,186 shares of our common stock under the Repurchase Program for a total of $304.2 million. As of December 31, 2015 we had remaining authorization to repurchase $49.8 million in shares of our common stock under the Repurchase Program. On January 27, 2016, our Board of Directors reset our share repurchase program to $300.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.
During 2015, we repurchased 99,646 shares of our common stock for $8.0 million from employees in connection with a net share settlement feature of employee equity-based awards.
Contractual Obligations
As of December 31, 2015, we had the following contractual obligations (in millions):

	Payments due by period
	2016	2017	2018	2019	2020	Thereafter	Total
Floor plan notes payable	$712.2	$—	$—	$—	$—	$—	$712.2
Operating leases (Note 17)	29.9	28.3	26.1	24.5	20.5	56.6	185.9
Long-term debt (Note 12)	16.0	16.8	18.2	42.8	33.5	832.4	959.7
Interest on long-term debt (a)	50.7	50.1	49.4	48.5	46.8	169.5	415.0
Total	$808.8	$95.2	$93.7	$115.8	$100.8	$1,058.5	$2,272.8
________________________________________

(a)	Includes variable rate interest payments calculated using an estimated LIBOR rate of 0.43%, and assumes that borrowings will not be refinanced upon maturity.

Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle (“Non-Trade”), and all floor plan notes payable relating to used vehicles (together referred to as “Floor Plan Notes Payable—Non-Trade”), are classified as financing activities on the accompanying Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable—Trade”) is classified as an operating activity on the accompanying Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
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

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$155.4	$84.2	$50.7
New floor plan (repayments) borrowings—non-trade, net	(36.5)	109.0	21.9
Cash provided by operating activities, as adjusted	$118.9	$193.2	$72.6
Operating Activities—
Net cash provided by operating activities totaled $155.4 million, $84.2 million, and $50.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. Net cash provided by operating activities, as adjusted, totaled $118.9 million, $193.2 million, and $72.6 million for the years ended December 31, 2015, 2014, and 2013 respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, and changes in floor plan notes payable—non-trade.
The $74.3 million decrease in our net cash provided by operating activities, as adjusted, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily the result of the following:

•	$97.4 million related to an increase in inventory, net of floor plan notes payable, primarily as a result of a $111.5 million net increase in our floor plan offset account;

•
$8.4 million decrease in net income adjusted for non-cash items primarily attributable to the $34.9 million gain on divestitures in 2015, the $31.9 million loss on debt extinguishment in 2014, and the $7.9 million decrease in deferred income tax expense;

•	$7.7 million related to the net increase in other current assets, primarily related to an increase in our loaner vehicle inventory and the turnover of that inventory; and

•	$5.1 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2015 as compared to 2014.
The decrease in our cash provided by operating activities, as adjusted, was partially offset by $44.3 million related to an increase in accounts payable, accrued liabilities and other long-term assets and liabilities during 2015 when compared to 2014.
The $120.6 million increase in our net cash provided by operating activities, as adjusted, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily the result of the following:

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

•
$13.3 million related to (i) sales volume and the timing of collection of accounts receivable and contracts-in-transit and (ii) a decrease in proceeds from the sale of accounts receivable during 2014 as compared to 2013; and

•	$8.6 million related to a decrease in accounts payable and accrued expenses during 2014 when compared to 2013.
Investing Activities—
Net cash used in investing activities totaled $61.9 million, $230.8 million, and $125.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisitions, divestitures, and sales of property and equipment.
Capital expenditures, excluding the purchase of real estate and acquisitions, were $71.7 million, $58.3 million, and $51.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. Purchases of real estate totaled $30.3 million, $15.9 million, and $10.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. In addition, we purchased previously leased facilities for $5.0 million and $35.7 million during the years ended December 31, 2014 and 2013, respectively.

We expect that capital expenditures during 2016 will total approximately $85.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
During the year ended December 31, 2015, we acquired two franchises (two dealership locations) for an aggregate purchase price of $69.4 million, of which $16.7 million was financed with floor plan borrowings. During the years ended December 31, 2014 and 2013, we acquired four franchises (three dealership locations) for an aggregate purchase price of $152.2 million and three franchises (three dealership locations) for an aggregate purchase price of $61.8 million, respectively.

During the year ended December 31, 2015, we divested seven franchises (five dealership locations) for proceeds of $105.9 million. In addition, $19.3 million of mortgage note repayments were paid directly by the buyer as part of these divestitures. During the year ended December 31, 2013 we divested one franchise (one dealership location) for proceeds of $33.9 million. Additionally, proceeds from the sale of assets, unrelated to the dealership divestitures, were $3.6 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively.

Financing Activities—
Net cash used in financing activities totaled $93.6 million for the year ended December 31, 2015. Net cash provided by financing activities totaled $144.1 million and $74.0 million for the years ended December 31, 2014 and 2013, respectively.
During the years ended December 31, 2015, 2014, and 2013, we had non-trade floor plan borrowings of $4.13 billion, $3.72 billion, and $3.18 billion, respectively. Included in the $4.13 billion of non-trade floor plan borrowings were borrowings of $254.0 million related to our used vehicle floor plan facility. In addition, during the years ended December 31, 2015, 2014, and 2013, we had non-trade floor plan borrowings of $16.7 million, $45.7 million, and $11.3 million, respectively, related to acquisitions. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the years ended December 31, 2015, 2014, and 2013, we made non-trade floor plan repayments of $4.17 billion, $3.61 billion, and $3.16 billion, respectively. Included in the $4.17 billion of non-trade floor plan repayments were repayments of $256.0 million related to our used vehicle floor plan facility. In addition, during the years ended December 31, 2015 and 2013, we had floor plan repayments associated with the dealership divestitures of $44.0 million and $5.4 million, respectively.
Proceeds from borrowings totaled $293.1 million, $473.2 million, and $237.2 million, for the years ended December 31, 2015, 2014, and 2013, respectively. The $293.1 million proceeds from borrowings in 2015 relates primarily to the $200.0 million add-on to our 6.0% Notes due in 2024, issued at a premium of $8.5 million, net of the $2.8 million of underwriters fees which were withheld from the proceeds, and the draw down of the remaining availability under our $100.0 million Restated Master Loan Facility. During the year ended December 31, 2015, we paid a total of $2.0 million in debt issuance costs associated with our borrowings, which excludes the $2.8 million of underwriters fees that were withheld from the proceeds received on the issuance of the 6.0% Notes.
Repayments of borrowings totaled $11.3 million, $311.0 million, and $151.9 million, for the years ended December 31, 2015, 2014, and 2013, respectively.
During the year ended December 31, 2015, we repurchased a total of 3,793,186 shares of our common stock under our Repurchase Program for a total of $304.2 million and 99,646 shares of our common stock for $8.0 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 17 “Lease Obligations” and Note 18 “Commitments and Contingencies” of the Notes thereto.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $706.4 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of December 31, 2015, a 100 basis point change in interest rates could result in a change of as much as $7.1 million to our annual Other Interest Expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers. Floor plan assistance reduced our cost of sales for the years ended December 31, 2015, 2014, and 2013, by $33.6 million, $27.6 million, and $25.5 million, respectively. Although we can provide no assurance as to the amount of future floor plan assistance, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in an increase in the amount of floor plan assistance provided by certain automobile manufacturers.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into a new interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $100.0 million as of December 31, 2015 and is reducing over its remaining term to $53.1 million at maturity.

In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of December 31, 2015 and 2014, were $67.7 million and $71.5 million, respectively, and the notional value will reduce over its remaining term to $38.7 million at maturity.
We were also party to an interest rate swap agreement that had a notional amount $17.2 million as of December 31, 2014. This swap was designed to provide a hedge against changes in variable interest rate cash flows regarding fluctuations in the one month LIBOR rate and expired at its maturity date in October 2015.
For additional information about the effect of our derivative instruments on the accompanying Consolidated Financial Statements, see Note 13 “Financial Instruments and Fair Value” of the Notes thereto.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asbury Automotive Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Atlanta, Georgia
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

We have audited Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Asbury Automotive Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of two franchises acquired during 2015, which are included in the 2015 consolidated financial statements of Asbury Automotive Group, Inc. and constituted approximately $66.5 million of consolidated assets as of December 31, 2015 and $91.3 million of revenues for the year then ended. Our audit of internal control over financial reporting of Asbury Automotive Group, Inc. also did not include an evaluation of the internal control over financial reporting of the two franchises.

In our opinion, Asbury Automotive Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Asbury Automotive Group, Inc. and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Atlanta, Georgia
February 19, 2016

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	As of December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2.8	$2.9
Contracts-in-transit	175.7	155.6
Accounts receivable, net	119.5	107.0
Inventories	917.2	886.0
Deferred income taxes	11.8	10.2
Assets held for sale	27.6	6.4
Other current assets	88.4	107.3
Total current assets	1,343.0	1,275.4
PROPERTY AND EQUIPMENT, net	772.8	741.6
GOODWILL	130.2	104.0
INTANGIBLE FRANCHISE RIGHTS	48.5	48.6
OTHER LONG-TERM ASSETS	11.4	12.4
Total assets	$2,305.9	$2,182.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$138.8	$116.5
Floor plan notes payable—non-trade, net	573.4	650.3
Current maturities of long-term debt	13.9	27.4
Accounts payable and accrued liabilities	281.7	245.6
Total current liabilities	1,007.8	1,039.8
LONG-TERM DEBT	940.4	670.0
DEFERRED INCOME TAXES	13.7	3.9
OTHER LONG-TERM LIABILITIES	29.5	23.4
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 40,507,313 and 40,327,625 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	537.2	522.6
Retained earnings	444.3	275.1
Treasury stock, at cost; 15,696,543 and 11,803,711 shares, respectively	(663.9)	(351.7)
Accumulated other comprehensive loss	(3.5)	(1.5)
Total shareholders’ equity	314.5	444.9
Total liabilities and shareholders’ equity	$2,305.9	$2,182.0

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
REVENUE:
New vehicle	$3,652.5	$3,230.6	$2,952.2
Used vehicle	1,931.7	1,741.5	1,564.2
Parts and service	740.7	666.6	611.6
Finance and insurance, net	263.4	229.0	206.9
TOTAL REVENUE	6,588.3	5,867.7	5,334.9
COST OF SALES:
New vehicle	3,449.5	3,032.3	2,770.9
Used vehicle	1,799.9	1,613.8	1,444.1
Parts and service	278.1	254.4	243.9
TOTAL COST OF SALES	5,527.5	4,900.5	4,458.9
GROSS PROFIT	1,060.8	967.2	876.0
OPERATING EXPENSES:
Selling, general, and administrative	729.9	671.6	617.8
Depreciation and amortization	29.5	26.4	24.3
Other operating (income) expense, net	(0.2)	1.0	7.8
INCOME FROM OPERATIONS	301.6	268.2	226.1
OTHER (INCOME) EXPENSES:
Floor plan interest expense	16.1	12.4	12.5
Other interest expense, net	44.0	38.9	39.0
Swap interest expense	3.0	2.0	2.5
Loss on extinguishment of long-term debt, net	—	31.9	6.8
Gain on divestitures	(34.9)	—	—
Total other expenses, net	28.2	85.2	60.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	273.4	183.0	165.3
Income tax expense	104.0	71.0	64.2
INCOME FROM CONTINUING OPERATIONS	169.4	112.0	101.1
Discontinued operations, net of tax	(0.2)	(0.4)	8.0
NET INCOME	$169.2	$111.6	$109.1
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$6.44	$3.75	$3.29
Discontinued operations	(0.01)	(0.02)	0.26
Net income	$6.43	$3.73	$3.55
Diluted—
Continuing operations	$6.42	$3.72	$3.25
Discontinued operations	(0.01)	(0.01)	0.26
Net income	$6.41	$3.71	$3.51
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26.3	29.9	30.7
Restricted stock	0.0	0.1	0.2
Performance share units	0.1	0.1	0.2
Diluted	26.4	30.1	31.1

 See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$169.2	$111.6	$109.1
Other comprehensive income:
Change in fair value of cash flow swaps	(3.1)	(2.9)	0.9
Amortization of terminated cash flow swaps	—	—	2.0
Income tax benefit (expense) associated with cash flow swaps	1.1	1.2	(1.1)
Comprehensive income	$167.2	$109.9	$110.9

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2012	39,824,708	$0.4	$499.0	$54.4	8,507,948	$(149.4)	$(1.6)	$402.8
Comprehensive Income:
Net income	—	—	—	109.1	—	—	—	109.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.3 tax expense	—	—	—	—	—	—	0.6	0.6
Amortization of terminated cash flow swaps, net of $0.8 tax expense	—	—	—	—	—	—	1.2	1.2
Comprehensive income	—	—	—	109.1	—	—	1.8	110.9
Share-based compensation	—	—	9.0	—	—	—	—	9.0
Issuance of common stock in connection with share-based payment arrangements, including $2.3 excess tax benefit	270,849	—	2.5	—	—	—	—	2.5
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	125,192	(4.6)	—	(4.6)
Purchase of treasury shares	—	—	—	—	697,303	(30.0)	—	(30.0)
Balances, December 31, 2013	40,095,557	$0.4	$510.5	$163.5	9,330,443	$(184.0)	$0.2	$490.6
Comprehensive Income:
Net income	—	—	—	111.6	—	—	—	111.6
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.2 tax benefit	—	—	—	—	—	—	(1.7)	(1.7)
Comprehensive income	—	—	—	111.6	—	—	(1.7)	109.9
Share-based compensation	—	—	8.6	—	—	—	—	8.6
Issuance of common stock in connection with share-based payment arrangements, including $3.5 excess tax benefit	232,068	—	3.5	—	—	—	—	3.5
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	123,774	(6.3)	—	(6.3)
Purchase of treasury shares	—	—	—	—	2,349,494	(161.4)	—	(161.4)
Balances, December 31, 2014	40,327,625	$0.4	$522.6	$275.1	11,803,711	$(351.7)	$(1.5)	$444.9
Comprehensive Income:
Net income	—	—	—	169.2	—	—	—	169.2
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.1 tax benefit	—	—	—	—	—	—	(2.0)	(2.0)
Comprehensive income	—	—	—	169.2	—	—	(2.0)	167.2
Share-based compensation	—	—	10.0	—	—	—	—	10.0
Issuance of common stock in connection with share-based payment arrangements, including $4.6 excess tax benefit	179,688	—	4.6	—	—	—	—	4.6
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	99,646	(8.0)	—	(8.0)
Purchase of treasury shares	—	—	—	—	3,793,186	(304.2)	—	(304.2)
Balances, December 31, 2015	40,507,313	$0.4	$537.2	$444.3	15,696,543	$(663.9)	$(3.5)	$314.5
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$169.2	$111.6	$109.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	29.5	26.4	24.3
Stock-based compensation	10.0	8.6	9.0
Deferred income taxes	9.5	17.3	15.5
Loss on extinguishment of debt	—	31.9	6.8
Loaner vehicle amortization	19.0	14.0	10.1
Excess tax benefit on share-based arrangements	(4.6)	(3.5)	(2.3)
Gain on divestitures	(34.9)	—	(14.6)
Other adjustments, net	4.2	4.0	11.6
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(20.1)	(14.7)	(11.5)
Accounts receivable	(11.2)	(14.0)	(14.9)
Proceeds from the sale of accounts receivable	—	2.5	13.5
Inventories	50.1	10.6	(46.1)
Other current assets	(118.4)	(110.7)	(88.5)
Floor plan notes payable—trade, net	11.2	2.6	19.6
Accounts payable and accrued liabilities	37.7	(2.6)	6.0
Other long-term assets and liabilities, net	4.2	0.2	3.1
Net cash provided by operating activities	155.4	84.2	50.7
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(71.7)	(58.3)	(51.2)
Capital expenditures—real estate	(30.3)	(15.9)	(10.7)
Purchases of previously leased real estate	—	(5.0)	(35.7)
Acquisitions	(69.4)	(152.2)	(61.8)
Divestitures	105.9	—	33.9
Proceeds from the sale of assets	3.6	0.6	—
Net cash used in investing activities	(61.9)	(230.8)	(125.5)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	4,130.3	3,721.3	3,184.6
Floor plan borrowings—acquisitions	16.7	45.7	11.3
Floor plan repayments—non-trade	(4,168.8)	(3,612.3)	(3,162.7)
Floor plan repayments—divestitures	(44.0)	—	(5.4)
Proceeds from borrowings	293.1	473.2	237.2
Repayments of borrowings	(11.3)	(311.0)	(151.9)
Payment of debt issuance costs	(2.0)	(8.7)	(7.0)
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(312.2)	(167.7)	(34.6)
Excess tax benefit on share-based arrangements	4.6	3.5	2.3
Proceeds from the exercise of stock options	—	0.1	0.2
Net cash (used in) provided by financing activities	(93.6)	144.1	74.0
Net decrease in cash and cash equivalents	(0.1)	(2.5)	(0.8)
CASH AND CASH EQUIVALENTS, beginning of period	2.9	5.4	6.2
CASH AND CASH EQUIVALENTS, end of period	$2.8	$2.9	$5.4

See Note 16 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2015, 2014, and 2013)
1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States. As of December 31, 2015 we owned and operated 99 new vehicle franchises (81 dealership locations), representing 28 brands of automobiles and 25 collision centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles, repair and maintenance services, collision repair services, and finance and insurance products. As of December 31, 2015, our new vehicle revenue brand mix consisted of 46% imports, 36% luxury, and 18% domestic brands. In addition, as of December 31, 2015 we owned and operated three stand-alone used vehicle stores under the “Q auto” brand name in Florida.
Our operating results are generally subject to seasonal variations. Demand for new vehicles is generally highest during the second, third and fourth quarters of each year and, accordingly, we expect our revenues and operating results to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, or adverse weather events.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, those relating to inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, reserves for insurance programs, and reserves for certain legal or similar proceedings relating to our business operations.
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
Inventories
Inventories are stated at the lower of cost or market. We use the specific identification method to value vehicle inventories and the “first-in, first-out” method (“FIFO”) to account for our parts inventories. We maintain a reserve for specific used vehicles where cost basis exceeds market value. Our new vehicle sales histories have indicated that the vast majority of the new vehicles we sell are sold for, or in excess of, our cost to purchase those vehicles. Therefore, we generally do not maintain a reserve for specific new vehicle inventory. In assessing lower of cost or market for used vehicles, we consider (i) the aging of our used vehicles, (ii) historical sales experience of used vehicles, and (iii) current market conditions and trends for used vehicles. We also review and consider the following metrics related to used vehicle sales (both on a recent and longer-term historical basis): (i) days of supply in our used vehicle inventory, (ii) used vehicle units sold at less than original cost as a percentage of total used vehicles sold, and (iii) average vehicle selling price of used vehicle units sold at less than original cost.

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
We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected to result from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate an impairment equal to the excess of the carrying amount over the fair market value, and the impairment loss would be charged to operations in the period identified. As a result of impairment tests conducted in 2015, 2014, and 2013, we did not record an impairment of our property and equipment.
We capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and is depreciated over the estimated useful lives of the assets.
Acquisitions
Acquisitions are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their fair value at the acquisition date. The operations of acquired dealerships are included in the accompanying Consolidated Statements of Income commencing on the date of acquisition.
Goodwill and Other Intangible Assets
Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and how we review the results of our operations, that we have several geographic market-based operating segments. We have determined that the dealerships in each of our operating segments are components that are aggregated into several geographic market-based reporting units for the purpose of testing goodwill for impairment, as they (i) have similar economic characteristics, (ii) offer similar products and services (all of our dealerships offer new and used vehicles, service, parts and third-party finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our dealerships distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments.
Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual franchise level. The fair value of our manufacturer franchise rights is determined at the acquisition date through discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life, as there are no economic, contractual or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’

brand names. Furthermore, to the extent that any agreements evidencing our manufacturer franchise rights would expire, we expect that we would be able to renew those agreements in the ordinary course of business.
We do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and manufacturer franchise rights for impairment annually as of October 1st, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that goodwill becomes impaired due to decreases in the fair value of our automotive retail business or manufacturer franchise rights become impaired due to decreases in the fair value of our individual franchises.
We completed our annual impairment tests as of October 1, 2015. Based on our qualitative assessment regarding goodwill impairment, we determined that it was more likely than not that the fair value exceeded the carrying value. Based on our qualitative assessment of franchise rights impairment, we determined that we should perform a quantitative test regarding certain franchises. Based on our quantitative assessment regarding these franchises, we determined that it was more likely than not that the fair value exceeded the carrying value. For the remainder of our franchise rights, we determined that it was more likely than not that the fair value exceeded the carrying value based on our qualitative assessment and we were therefore not required to perform a quantitative test. As such, there were no impairment charges recorded for the year ended December 31, 2015.
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs associated with line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit, regardless of whether or not there were any outstanding borrowings on the line-of-credit.
We adopted these standards as of December 31, 2015 with retrospective application. In accordance with the retrospective adoption of these standards, we reclassified $1.3 million of debt issuance costs from Other Current Assets to Current Maturities of Long-Term Debt and $8.7 million of debt issuance costs from Other Long-Term Assets to Long-Term Debt as of December 31, 2014. Debt issuance costs are amortized to Floor Plan Interest Expense and Other Interest Expense, net in the accompanying Consolidated Statements of Income through maturity using the effective interest method.
Derivative Instruments and Hedging Activities
From time to time, we utilize derivative financial instruments to manage our interest rate risk. The types of risks hedged are those relating to the variability of cash flows caused by movements in interest rates. We document our risk management strategy and assess hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets.
The effective portion of the gain or loss on our cash flow hedges is reported as a component of Accumulated Other Comprehensive Loss on the accompanying Consolidated Balance Sheets and reclassified to Swap Interest Expense in the accompanying Consolidated Statements of Income in the period during which the hedged transaction affects earnings.
Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which have the same critical terms of the defined hedged items. Ineffective portions of these interest rate swaps are reported as a component of Swap Interest Expense in the accompanying Consolidated Statements of Income.
Insurance
We are self-insured for employee medical claims and maintain stop loss insurance for large-dollar individual claims. We have large deductible insurance programs for workers compensation, property and general liability claims. We maintain and review our claim and loss history to assist in assessing our expected future liability for these claims. We also use professional service providers, such as account administrators and actuaries, to help us accumulate and assess this information. Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims.

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
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, guaranteed auto protection (known as “GAP”) insurance, and other insurance, to customers (collectively “F&I”). We may be charged back for F&I commissions in the event a contract is prepaid, defaulted upon, or terminated (“chargebacks”). F&I commissions are recorded at the time a vehicle is sold and a reserve for future chargebacks is established based on historical chargeback experience and the termination provisions of the applicable contract. F&I commissions, net of estimated future chargebacks, are included in Finance and Insurance, net in the accompanying Consolidated Statements of Income.
Internal Profit
Revenues and expenses associated with the internal work performed by our parts and service departments on new and used vehicle inventory are eliminated in consolidation. The gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales on the accompanying Consolidated Statements of Income upon the sale of the vehicle. The costs incurred by our new and used vehicle departments for work performed by our parts and service departments is included in either New Vehicle Cost of Sales or Used Vehicle Cost of Sales on the accompanying Consolidated Statements of Income, depending on the classification of the vehicle serviced. We maintain a reserve to eliminate the internal profit on vehicles that have not been sold.
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
Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts. Advertising expense from continuing operations totaled $40.1 million, $34.0 million and $32.8 million for the years ended December 31, 2015, 2014 and 2013, net of earned advertising credits of $17.1 million, $16.2 million, and $13.5 million, respectively, and is included in Selling, General, and Administrative expense in the accompanying Consolidated Statements of Income.
Income Taxes
We use the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized.
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard raised the threshold for asset disposals, occurring on or after January 1, 2015, to qualify as discontinued operations and requires new disclosures for both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard is applied prospectively and revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity’s operations and finances, such as the disposal of a major geographic area or a significant line of business.

We adopted the standard in January 2015 and evaluated our 2015 dealership divestitures in accordance with the new standard. Based on our evaluation, we determined that none of our dealership divestitures would be considered discontinued operations.
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets Held for Sale as of December 31, 2015 and 2014 in the accompanying Consolidated Balance Sheets. Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell, and (iii) any related mortgage notes payable, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
At the time of classifying assets as held for sale, we compare the carrying value of these assets to estimates of fair value to assess for impairment. We compare the carrying value to estimates of fair value utilizing the assistance of third-party broker opinions of value and third-party desktop appraisals to assist in our fair value estimates. Based on the impairment assessments, we recognized no impairment expense for the years ended December 31, 2015 or 2013, and $0.9 million of impairment expense for the year ended December 31, 2014 in Other Operating Expense, net on our accompanying Consolidated Statements of Income.
Statements of Cash Flows
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle (“Non-Trade”) and all floor plan notes payable relating to pre-owned vehicles (together referred to as “Floor Plan Notes Payable—Non-Trade”), are classified as financing activities on the accompanying Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable—Trade”) is classified as an operating activity on the accompanying Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory.
Loaner vehicles account for a significant portion of Other Current Assets. We acquire loaner vehicles either with available cash or through borrowings from either our manufacturer affiliated lenders or through our senior secured credit agreement with Bank of America, as administrative agent, and the other agents and lenders party thereto (the “ Restated Credit Agreement”). Loaner vehicles are initially used by our service department for only a short period of time (typically six to twelve months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles in Other Current Assets and the borrowings and repayments of loaner vehicle notes payable in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Statements of Cash Flows. Loaner vehicles are depreciated over the service period to their estimated value. At the end of the loaner service period, loaner vehicles are transferred from Other Current Assets to used vehicle inventory. These transfers are reflected as non-cash transfers between Other Current Assets and Inventory in the accompanying Consolidated Statements of Cash Flows.
Business and Credit Concentration Risk
Financial instruments, which potentially subject us to a concentration of credit risk, consist principally of cash deposits. We maintain cash balances at financial institutions with strong credit ratings. Generally, amounts invested with financial institutions are in excess of FDIC insurance limits.
We have substantial debt service obligations. As of December 31, 2015, we had total debt of $959.7 million, excluding floor plan notes payable, the debt premium on the 6.0% Senior Subordinated Notes due 2024 (“6.0% Notes”), and debt issuance costs. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures, share repurchases or for other purposes, although such borrowings are subject to the restrictions contained in the Restated Credit Agreement and the indenture governing our 6.0% Senior Subordinated Notes due 2024 (the “Indenture”). We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
We are subject to operating and financial restrictions and covenants in certain of our leases and in our debt instruments, including the Restated Credit Agreement, the Indenture, and the credit agreements covering our mortgage obligations. These agreements contain restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments). These agreements may also require us to maintain compliance with certain financial and other ratios. Our failure to comply with any of these covenants in the future would constitute a default under the relevant agreement, which would, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to apply our available cash to repay these borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; and/or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition or results of operations. In many cases, a default under one of our debt or mortgage, agreements could trigger cross-default provisions in one or more of our other debt or mortgages.
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
A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2015, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
American Honda Motor Co., Inc. (Honda and Acura)	21%
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	19%
Nissan North America, Inc. (Nissan and Infiniti)	15%
Ford Motor Company (Ford and Lincoln)	13%
BMW of North America, LLC (BMW and Mini)	8%
Mercedes-Benz USA, LLC (Mercedes-Benz, Smart and Sprinter)	8%
No other manufacturers individually accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2015.
Segment Reporting
Our operations are organized by management into geographic market-based dealership groups. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic market level. The geographic operating segments have been aggregated into one reportable segment as their operations (i) have similar economic characteristics (our markets all have similar long-term average gross margins), (ii) offer similar products and services (all of our markets offer new and used vehicles, parts and service, and third-party finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our markets distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property, and equipment. The new standard will become effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within that year.

The standard can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the standard is permitted, but not before annual reporting periods beginning on or after December 15, 2016. We continue to evaluate the impact of adopting this new guidance on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost or net realizable value. Application of the standard, which is required to be applied prospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, to simplify the accounting for measurement period adjustments related to business combinations. The new guidance would require that measurement period adjustments be made in the current period as opposed to a retrospective adjustment under the current guidance. Application of the standard, which is required to be applied prospectively, is required for fiscal years beginning on or after December 15, 2015 and for interim periods within that year. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the tax paying jurisdiction. Application of the standard, which can be applied prospectively or retrospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
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
During the year ended December 31, 2015, we acquired the assets of two franchises (two dealership locations) in our existing markets of Jacksonville, Florida and Atlanta, Georgia for a combined purchase price of $69.4 million. We financed these acquisitions with $52.7 million of cash and $16.7 million of floor plan borrowings for the purchase of the related new vehicle inventory.
During the year ended December 31, 2014, we acquired the assets of one franchise in our existing market of Greenville, South Carolina, which upon acquisition was integrated with one of our existing dealerships, and we acquired three franchises (three dealership locations) in our existing markets of Orlando, Florida; Dallas, Texas; and Atlanta, Georgia for an aggregate purchase price of $152.2 million. We financed these acquisitions with $106.5 million of cash and $45.7 million of floor plan borrowings for the purchase of the related new vehicle inventory. The aggregate purchase price and related cash financing figures above include $6.9 million of cash that was held in escrow at December 31, 2014 related to the purchase of certain real estate that was finalized subsequent to December 31, 2014.

Below is the allocation of purchase price for the acquisitions completed during 2015 and 2014. Goodwill and manufacturer franchise rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15-year period.

	2015	2014
	(In millions)
Cash held in escrow	$—	$6.9
Inventory	19.0	49.2
Real estate	15.2	35.6
Property and equipment	0.9	1.0
Goodwill	28.3	49.5
Manufacturer franchise rights	6.3	10.0
Liabilities assumed	(0.3)	—
Total purchase price	$69.4	$152.2
During the year ended December 31, 2015, we sold two franchises (two dealership locations) in Princeton, New Jersey; one franchise in our St. Louis, Missouri market; one collision center in our Austin, Texas market; and four franchises (three dealership locations) in our Little Rock, Arkansas market. We recorded a gain associated with the sale of the franchises totaling $34.9 million ($21.6 million net of tax) in our accompanying Consolidated Statements of Income. These divested businesses are not considered significant subsidiaries as defined in Rule 1-02(w) of Regulation S-X.
There were no divestitures of dealerships during the year ended December 31, 2014.
During the year ended December 31, 2013, we sold one franchise (one dealership location) in our Houston, Texas market and recorded a gain of $14.6 million ($8.9 million net of tax), which was recorded in Discontinued Operations, net of tax in our accompanying Consolidated Statements of Income.
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of December 31,
	2015	2014
	(In millions)
Vehicle receivables	$46.3	$40.8
Manufacturer receivables	43.1	38.7
Other trade receivables	31.4	28.7
Total accounts receivable	120.8	108.2
Less—Allowance for doubtful accounts	(1.3)	(1.2)
Accounts receivable, net	$119.5	$107.0

5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2015	2014
	(In millions)
New vehicles	$739.2	$699.5
Used vehicles	134.1	141.7
Parts and accessories	43.9	44.8
Total inventories	$917.2	$886.0
The lower of cost or market reserves reduced total inventory cost by $6.2 million and $6.4 million as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 and December 31, 2014, certain automobile manufacturer incentives reduced new vehicle inventory cost by $9.6 million and $8.0 million, respectively, and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2015, 2014, and 2013 by $38.8 million, $30.3 million, and $28.0 million, respectively.
6. ASSETS HELD FOR SALE
During the years ended December 31, 2015 and 2014, we sold four vacant properties with a combined net book value of $3.7 million and one vacant property with a net book value of $0.6 million, respectively. There were no vacant property sales during the year ended December 31, 2013. Real estate not currently used in our operations, classified as assets held for sale, that we are actively marketing to sell totaled $27.6 million and $6.4 million as of December 31, 2015 and 2014, respectively. There were no liabilities associated with our real estate assets held for sale as of December 31, 2015 or 2014.
7. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	As of December 31,
	2015	2014
	(In millions)
Service loaner vehicles	$78.5	$78.3
Deposits and escrow	0.9	8.0
Prepaid taxes	3.4	15.4
Other	5.6	5.6
Other current assets	$88.4	$107.3

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2015	2014
	(In millions)
Land	$294.1	$290.2
Buildings and leasehold improvements	503.0	491.2
Machinery and equipment	82.1	79.0
Furniture and fixtures	55.9	51.9
Company vehicles	9.8	9.7
Construction in progress	33.2	11.7
Total	978.1	933.7
Less—Accumulated depreciation	(205.3)	(192.1)
Property and equipment, net	$772.8	$741.6
During the years ended December 31, 2015, 2014, and 2013, we capitalized $0.2 million, $0.8 million, and $1.3 million, respectively, of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation and capital lease amortization expense from continuing operations was $29.5 million, $26.4 million, and $24.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

9. GOODWILL AND INTANGIBLE FRANCHISE RIGHTS
Our acquisitions have resulted in the recording of goodwill and intangible franchise rights. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible franchise rights is an asset representing our rights under franchise agreements with vehicle manufacturers. The changes in goodwill and intangible franchise rights for the years ended December 31, 2015 and 2014 are as follows:

	Goodwill
	Gross Carrying Amount	Less: Accumulated Impairment	Net
	(In millions)
Balance as of December 31, 2013	$592.2	$(537.7)	$54.5
Acquisitions	49.5	—	49.5
Balance as of December 31, 2014	641.7	(537.7)	104.0
Acquisitions	28.3	—	28.3
Divestitures	(2.1)	—	(2.1)
Balance as of December 31, 2015	$667.9	$(537.7)	$130.2

Intangible Franchise Rights
(In millions)
Balance as of December 31, 2013	$38.6
Acquisitions	10.0
Balance as of December 31, 2014	48.6
Acquisitions	6.3
Divestitures	(6.4)
Balance as of December 31, 2015	$48.5

10. FLOOR PLAN NOTES PAYABLE
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory as “floor plan notes payable—trade” and all other floor plan notes payable as “floor plan notes payable—non-trade.” The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles, and certain loaner vehicles. As of December 31, 2015 and 2014, we had floor plan notes payable—trade outstanding of $138.8 million and $116.5 million, respectively, and floor plan notes payable—non-trade, net outstanding of $573.4 million and $650.3 million, respectively.
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
•an $825.0 million new vehicle revolving floor plan facility; and
•a $100.0 million used vehicle revolving floor plan facility.
Each of the above provisions is subject to limitations on borrowing availability as set out in the Restated Credit Agreement. Based on these borrowing base limitations, as of December 31, 2015 we had $87.6 million of borrowing availability under our used vehicle revolving floor plan facility. The Restated Credit Agreement matures and all amounts outstanding thereunder will be due and payable, on August 8, 2018.
Subject to our compliance with certain conditions, the Restated Credit Agreement provides that we and our dealership subsidiaries that are borrowers thereunder (collectively, the “Borrowers”) have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the new vehicle floor plan facility or the used vehicle floor plan facility by up to $250.0 million in the aggregate without lender consent.
Amounts outstanding under these senior secured credit facilities are guaranteed by each existing, and will be guaranteed by each future, direct and indirect domestic subsidiary of ours, other than, at our option, any immaterial subsidiary. Amounts outstanding under the new vehicle revolving floor plan facility and the used vehicle revolving floor plan facility are each also guaranteed by us. The obligations under the used vehicle revolving floor plan facility are collateralized by liens on substantially all of the present and future assets, other than real property, of ours, and the guarantors. The obligations under the new vehicle revolving floor plan facility are collateralized by liens on substantially all of the present and future assets, other than real property, of the borrowers under the new vehicle revolving floor plan facility.
The interest rates on borrowings under the new vehicle and used vehicle floor plan facilities are one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% and one-month LIBOR plus 1.50%, respectively.
In connection with our new vehicle floor plan facility, we have established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset account into our operating cash accounts within one to two days. As of December 31, 2015 and 2014 we had $137.4 million and $25.9 million, respectively, in this floor plan offset account.
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
During the fourth quarter of 2014, our floor plan facility with Ford Motor Credit Company (“Ford Credit”) terminated in accordance with its terms on the maturity date thereof. At that time, all amounts outstanding thereunder were repaid with an equivalent amount of additional borrowings under our senior secured new vehicle revolving floor plan facility. We subsequently re-established our floor plan facility with Ford Credit, and thus repaid all amounts outstanding under our new vehicle revolving floor plan facility related to Ford and Lincoln vehicles with an equivalent amount of borrowings under the re-established Ford Credit floor plan facility.
See the “Representations and Covenants” section below under our “Long-Term Debt” footnote for a description of the representations, covenants and events of default contained in the Restated Credit Agreement.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2015	2014
	(In millions)
Accounts payable	$85.5	$60.6
Loaner vehicle notes payable	76.6	77.7
Accrued compensation	26.1	25.3
Taxes payable	27.3	19.1
Accrued finance and insurance chargebacks	19.9	16.6
Accrued insurance	13.3	14.4
Accrued interest	4.8	4.6
Other	28.2	27.3
Accounts payable and accrued liabilities	$281.7	$245.6

12. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of December 31,
	2015	2014
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$400.0
Mortgage notes payable bearing interest at fixed and variable rates (the weighted average interest rates were 5.4% and 4.5% for the years ended December 31, 2015 and 2014, respectively)	194.3	215.1
Real estate credit agreement	64.0	71.5
Restated master loan agreement	97.9	17.2
Capital lease obligations	3.5	3.6
Total debt outstanding	959.7	707.4
Add: unamortized premium on 6.0% Senior Subordinated Notes due 2024	8.4	—
Less: debt issuance costs	(13.8)	(10.0)
Long-term debt, including current portion	954.3	697.4
Less: current portion	(13.9)	(27.4)
Long-term debt	$940.4	$670.0

The aggregate maturities of long-term debt as of December 31, 2015 are as follows (in millions):

2016	$16.0
2017	16.8
2018	18.2
2019	42.8
2020	33.5
Thereafter	832.4
$959.7
6.0% Senior Subordinated Notes due 2024
In December 2014, we completed a refinancing of certain of our long-term debt, which included the issuance of $400.0 million of 6.0% Notes, the proceeds of which were used to redeem all of our outstanding $300.0 million aggregate principal amount 8.375% Senior Subordinated Notes due 2020 (the “8.375% Notes”). We recognized a $31.9 million loss for the year ended December 31, 2014 in connection with this refinancing, which is included in Loss on Extinguishment of Long-Term Debt, net in the accompanying Consolidated Statements of Income and consisted of (i) $33.9 million of premiums in connection with the redemption of the 8.375% Notes, (ii) a $6.1 million write-off of unamortized debt issuance costs associated with the 8.375% Notes and (iii) $0.1 million of third-party costs associated with the redemption of the 8.375% Notes, partially offset by $8.2 million in unamortized premium associated with our 8.375% Notes.
In October 2015, we completed an add-on issuance of $200.0 million aggregate principal amount of our 6.0% Notes at a price of 104.25% of par, plus accrued interest from June 15, 2015 (the “October 2015 Offering”). After deducting the initial purchasers’ discounts and expenses we received net proceeds of approximately $210.2 million from this offering. The $8.5 million premium paid by the initial purchasers of the 6.0% Notes was recorded as a component of Long-Term Debt on our Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the 6.0% Notes. Based on the amortization of the debt premium, the effective interest rate on the October 2015 Offering is 5.41%. In addition, we capitalized $3.8 million of costs associated with the issuance and sale of the 6.0% Notes, of which $2.8 million of underwriters fees were withheld from the proceeds received from the issuance. These costs are being amortized to interest expense over the remaining term of the 6.0% Notes using the effective interest method.
We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of December 31, 2015, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

Mortgage Notes Payable
We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers (“captive mortgages”) and other lenders. As of December 31, 2015 and 2014, we had total mortgage notes payable outstanding of $194.3 million and $215.1 million, respectively, which were collateralized by the associated real estate.
During the year ended December 31, 2014, we entered into eight fixed rate captive mortgages. The total initial principal amount of the mortgage notes payable was $73.2 million. In connection with our entrance into these mortgage notes payable, we paid approximately $0.8 million in debt issuance costs, which were capitalized and are being amortized to Other Interest Expense over the terms of the related mortgage notes payable.
Real Estate Credit Agreement
We are currently party to a real estate term loan credit agreement with Bank of America, as the lender. The real estate credit agreement provides for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions. Term loans under the real estate credit agreement bear interest, at our option, based on the LIBOR plus 2.50% or the Base Rate (as described below) plus 1.50%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.00%. We are required to make quarterly principal payments of 1.25% of the initial amount of each loan on a twenty year repayment schedule, with a balloon repayment of the outstanding principal amount of loans due on September 26, 2023, subject to an earlier maturity if our existing revolving credit facility matures or is not otherwise refinanced by certain dates.
Borrowings under the real estate credit agreement are guaranteed by each operating dealership subsidiary of ours whose real estate is financed under the real estate credit agreement, and collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
Restated Master Loan Agreement
On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the “Restated Master Loan Agreement”) with Wells Fargo. In June 2015, we made additional borrowings under the Restated Master Loan Agreement with Wells Fargo, resulting in our having drawn the full $100.0 million (the “Restated Master Loan Facility”) of availability thereunder. In connection with our final draw under the Restated Master Loan Agreement, in June 2015 we entered into a cash flow interest rate swap with Wells Fargo, effectively fixing the interest rate at 4.80%. We paid a total of $1.2 million in debt issuance costs associated with the Master Loan Agreement.
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and years of maturity as of December 31, 2015 and 2014:

	As of December 31, 2015			As of December 31, 2014
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Captive mortgages	$170.3	$241.1	2018-2024	$190.5	$265.7	2018-2024
Other mortgage debt	24.0	45.7	2018-2022	24.6	38.1	2018-2022
Real estate credit agreement	64.0	131.7	2023	71.5	140.0	2023
Restated master loan agreement	97.9	134.7	2025	17.2	33.3	2015
Total mortgage debt	$356.2	$553.2		$303.8	$477.1
Revolving Credit Facility
On October 16, 2014, we and certain of our subsidiaries entered into the Restated Credit Agreement. The Restated Credit Agreement amended and restated in its entirety our pre-existing senior secured credit agreement, dated as of August 8, 2013 (as amended) by and among us and certain of our subsidiaries and Bank of America, as administrative agent, and the other agents and lenders party thereto.
As discussed above under our “Floor Plan Notes Payable” footnote, the Credit Agreement includes a $175.0 million revolving credit facility with a $50.0 million sublimit for letters of credit. Under the revolving credit facility we may (i) borrow up to $175.0 million, which amount may be increased, at our option and subject to the receipt of additional commitments from existing or new lenders to up to $225.0 million in total credit availability and (ii) request Bank of America to issue letters of credit on our behalf up to $50.0 million. Availability under the revolving credit facility is limited by borrowing base calculations. Availability is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. As of December 31, 2015, we did not have any borrowings outstanding under the revolving credit facility. Based on the borrowing base calculation and the $9.4 million of outstanding letters of credit as of December 31, 2015, our available borrowings were limited to $165.6 million as of December 31, 2015. Proceeds from borrowings from time to time under the revolving credit facility may be used for among other things, acquisitions, working capital and capital expenditures.
Amounts outstanding under the Restated Credit Agreement are guaranteed by each existing, and will be guaranteed by each future, direct and indirect domestic subsidiary of ours, other than, at our option, any immaterial subsidiary. The obligations under the revolving credit facility are collateralized by liens on substantially all of the present and future assets, other than real property, of ours, and the guarantors.
Borrowings under the revolving credit facility bear interest, at our option, based on LIBOR plus 1.75% to 2.75% or the Base Rate plus 0.75% to 1.75%, in each case based on our total lease adjusted leverage ratio. The Base Rate is the highest of the (i) Bank of America, N.A. prime rate, (ii) Federal Funds rate plus 0.50%, and (iii) one month LIBOR plus 1.00%.
On December 4, 2014 and in connection with the issuance of the 6.0% Notes, the Restated Credit Agreement was amended to revise the covenant restricting our ability to make certain restricted payments, including payments to repurchase shares of our common stock, among other things, to generally be consistent with the covenant governing such payments as contained in the Indenture. In connection with the amendment and restatement of the Restated Credit Agreement, and subsequent amendment, in 2014 we paid approximately $0.7 million in amendment costs, which were capitalized and are being amortized to Other Interest Expense over the remaining term of the Restated Credit Agreement.
Stock Repurchase and Dividend Restrictions
The Restated Credit Agreement and the Indenture currently allow for restricted payments without limit so long as our consolidated total leverage ratio (as defined in the Restated Credit Agreement and the Indenture) giving effect to such payment is not greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends, share repurchases, unscheduled repayments of subordinated debt, or purchases of certain investments. In the event that our consolidated total leverage ratio does (or would) exceed 3.0 to 1.0, the Restated Credit Agreement and the Indenture would then also allow for restricted payments under the following mutually exclusive parameters, subject to certain exclusions:

•	Restricted payments in an aggregate amount not to exceed $20.0 million in any fiscal year;

•	General restricted payments allowance of $150.0 million; and

•
Subject to our continued compliance with a fixed charge coverage ratio as set out in the Indenture, restricted payments capacity additions (or subtractions if negative) equal to (i) 50% of our net income (as defined in the Restated Credit Agreement and the Indenture) beginning on October 1, 2014 and ending on the date of the most recently completed fiscal quarter (the “Measurement Period”), plus (ii) 100% of any cash proceeds we receive from the sale of equity interests during the Measurement Period, minus (iii) the dollar amount of share repurchases made and dividends paid on or after December 4, 2014.

Representations and Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2015. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the Real Estate Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio, and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets.

Our guarantees under the Restated Master Loan Agreement also require compliance with certain financial covenants, including a consolidated current ratio, consolidated fixed charge coverage ratio, and an adjusted net worth calculation. Further, the Restated Master Loan Agreement contains customary representations and warranties and the guarantees under such agreements contain negative covenants, including, among other things, covenants not to, with permitted exceptions, (i) incur any additional debt; (ii) create any additional liens on the Property, as defined in the Restated Master Loan Agreement; and (iii) enter into any sale-leaseback transactions in connection with the underlying properties.
The representations and covenants contained in the Restated Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio, consolidated fixed charge coverage ratio, and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Restated Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets.
The Restated Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the revolving credit facility or the used vehicle revolving floor plan facility could be, or result in, an event of default under the new vehicle floor plan facility, and vice versa. Upon the occurrence of an event of default, we could be required to immediately repay all amounts outstanding under the Restated Credit Agreement.
13. FINANCIAL INSTRUMENTS AND FAIR VALUE
In determining fair value, we use various valuation approaches, including market and income approaches. Accounting standards establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1-Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
Level 2-Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include cash flow swap instruments, exchange-traded debt securities that are not actively traded or do not have a high trading volume, mortgage notes payable, and the assessment of impairment for manufacturer franchise rights.
Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions.
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
Fair value is a market-based exit price measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use inputs that are current as of the measurement date, including during periods of significant market fluctuations.
Financial instruments consist primarily of cash and cash equivalents, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable, and interest rate swap agreements. The carrying values of our financial instruments, with the exception of subordinated long-term debt and mortgage notes payable, approximate fair value due to (i) their short-term nature, (ii) recently completed market transactions, or (iii) existence of variable interest rates, which approximate market rates. The fair market value of our subordinated long-term debt is based on reported market prices in an inactive market which reflects Level 2 inputs. We estimate the fair value of our mortgage notes payable using a present value technique based on current market interest rates for similar types of financial instruments which reflect Level 2 inputs. A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of December 31,
	2015	2014
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$608.4	$400.0
Mortgage notes payable	356.2	303.8
Total carrying value	$964.6	$703.8

Fair Value:
6.0% Senior Subordinated Notes due 2024	$618.0	$407.0
Mortgage notes payable	362.6	318.0
Total fair value	$980.6	$725.0

Interest Rate Swap Agreements

In June 2015, we entered into a new interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $100.0 million as of December 31, 2015 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of December 31, 2015 and 2014, were $67.7 million and $71.5 million, respectively, and the notional value will reduce over its remaining term to $38.7 million at maturity.
We were also party to an interest rate swap agreement that had a notional principal amount $17.2 million as of December 31, 2014. This swap was designed to provide a hedge against changes in variable interest rate cash flows regarding fluctuations in the one month LIBOR rate and expired at its maturity date in October 2015.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 fair values. The fair value liabilities recorded related to the swaps for the years ended December 31, 2015 and 2014, are $6.0 million and $2.7 million, respectively. The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Consolidated Balance Sheets:

	As of December 31,
	2015	2014
	(In millions)
Accounts Payable and Accrued Liabilities	$2.8	$1.8
Other Long-term Liabilities	3.2	0.9
Total Fair Value	$6.0	$2.7
All of our interest rate swaps qualify for cash flow hedge accounting treatment. For the years ended December 31, 2015, 2014, and 2013, none of our cash flow swaps contained any ineffectiveness, nor was any ineffectiveness recognized in earnings. Information about the effect of our interest rate swap agreements on the accompanying Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, are as follows (in millions):

For the Years Ended December 31,	Results Recognized in AOCI (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps	Amount Reclassified from AOCI to Earnings–Terminated Swaps
2015	$(6.1)	Swap interest expense	$(3.0)	$—
2014	$(4.9)	Swap interest expense	$(2.0)	$—
2013	$0.4	Swap interest expense	$(0.5)	$(2.0)

 On the basis of yield curve conditions as of December 31, 2015 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of AOCI into earnings within the next 12 months will be losses of $2.8 million.
14. INCOME TAXES
The components of income tax expense from continuing operations are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Current:
Federal	$84.9	$47.1	$45.5
State	10.2	7.0	4.1
Total Current Income Tax Expense	95.1	54.1	49.6
Deferred:
Federal	6.8	15.0	9.7
State	2.1	1.9	4.9
Total Deferred Income Tax Expense	8.9	16.9	14.6
Total Income Tax Expense	$104.0	$71.0	$64.2

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows:

	For the Years Ended December 31,
	2015	%	2014	%	2013	%
	(In millions)
Income tax provision at the statutory rate	$95.7	35.0	$64.1	35.0	$57.9	35.0
State income tax expense, net	8.0	2.9	5.8	3.2	5.8	3.5
Non-deductible expenses, net	0.3	0.1	1.2	0.7	1.1	0.6
	104.0	38.0	71.1	38.9	64.8	39.1
Adjustments and settlements	—	—	(0.5)	(0.3)	(2.2)	(1.3)
Other, net	—	—	0.4	0.2	1.6	1.0
Income tax provision	$104.0	38.0	$71.0	38.8	$64.2	38.8

Deferred income tax asset and liability components are as follows:

	As of December 31,
	2015	2014
	(In millions)
Deferred income tax assets:
F&I chargeback liabilities	$14.8	$12.1
Other accrued liabilities	4.4	4.5
Stock-based compensation	4.5	4.3
Intangible asset amortization	0.3	10.1
Other, net	9.2	8.1
Total deferred income tax assets	33.2	39.1
Deferred income tax liabilities:
Depreciation	(33.4)	(31.4)
Other, net	(1.7)	(1.4)
Total deferred income tax liabilities	(35.1)	(32.8)
Net deferred income tax (liabilities) assets	$(1.9)	$6.3
We had $11.8 million and $10.2 million of current deferred income tax assets as of December 31, 2015 and 2014, respectively, and $13.7 million and $3.9 million of non-current deferred income tax liabilities as of December 31, 2015 and 2014, respectively, in our accompanying Consolidated Balance Sheets. There were no valuation allowances recorded against the deferred tax assets as of December 31, 2015 or 2014. Additionally, there were income taxes payable included in Accounts Payable and Accrued Liabilities of $5.7 million as of December 31, 2015 and $12.2 million of income tax receivable included in Other Current Assets as of December 31, 2014.
There were no unrecognized tax benefits as of December 31, 2015. As of December 31, 2014 and 2013, the net amount of our unrecognized tax benefits were $0.3 million, all of which, if recognized, would affect our effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We do not anticipate any material changes related to unrecognized tax benefits, individually or in the aggregate, to occur within the next 12 months.
The statutes of limitations related to our consolidated Federal income tax returns are closed for all tax years up to and including 2011. The expiration of the statutes of limitations related to the various state income tax returns that we and our subsidiaries file varies by state. The 2012 through 2014 tax years generally remain subject to examination by most state tax authorities. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

15. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	As of December 31,
	2015	2014
	(In millions)
Accrued finance and insurance chargebacks	$18.2	$14.7
Deferred rent	5.8	6.0
Swap Fair Value	3.2	0.9
Other	2.3	1.8
Other long-term liabilities	$29.5	$23.4
16. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2015, 2014, and 2013, we made interest payments, including amounts capitalized, totaling $60.6 million, $52.5 million, and $52.4 million, respectively. Included in these interest payments are $15.7 million, $12.1 million, and $12.2 million, of floor plan interest payments for the years ended December 31, 2015, 2014, and 2013, respectively.
During the years ended December 31, 2015, 2014, and 2013 we made income tax payments, net of refunds received, totaling $73.2 million, $55.8 million, and $60.1 million, respectively.
During the years ended December 31, 2015, 2014, and 2013, we transferred $110.3 million, $79.5 million, and $61.9 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Consolidated Balance Sheets.
During the year ended December 31, 2015, we received $105.9 million of proceeds from the sale of dealerships. In addition, $19.3 million of mortgage note repayments were paid directly by the buyer as part of these divestitures.
Included in the $3.1 million of cash inflows due to changes in Other Long-Term Assets and Liabilities for the year ended December 31, 2013 were $7.8 million of proceeds received from the termination of our deferred compensation plan, which were fully distributed to plan participants during the year. For further details regarding our terminated deferred compensation plan, see our “Share-Based Compensation and Employee Benefit Plans” footnote below.
The following items are included in Other Adjustments, net to reconcile net income to net cash provided by operating activities:

	For the Years Ended December 31,
	2015	2014	2013
Amortization of deferred financing fees	$2.5	$2.4	$2.4
Lease termination charges	—	0.1	5.5
Impairment expenses	—	0.9	—
Loss on disposal of fixed assets	1.2	1.2	3.1
Other individually immaterial items	0.5	(0.6)	0.6
Other adjustments, net	$4.2	$4.0	$11.6

17. LEASE OBLIGATIONS
We lease various facilities, real estate, and equipment primarily under operating lease agreements, most of which have terms from one to twenty years. Certain of our leases contain renewal options and rent escalation clauses. We record rent expense on a straight-line basis over the life of the lease for lease agreements where the rent escalates at fixed rates over time. Rent expense from continuing operations totaled $31.3 million, $30.8 million, and $32.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, we had one significant capital lease obligation totaling $3.5 million and $3.6 million, respectively. The capital lease was entered into in 2011 and is being depreciated over 20 years.
During the years ended December 31, 2014 and 2013, we entered into two transactions in each year in which we purchased various previously leased real estate for a total purchase price of $5.4 million and $35.7 million, respectively. These transactions included the termination of the related lease obligations, resulting in losses during the years ended December 31, 2014 and 2013 of $0.1 million and $5.5 million, respectively, which were included in Other Operating Expense, net in our Consolidated Statement of Income. There were no purchases of previously leased real estate during the year ended December 31, 2015.
Future minimum payments under long-term, non-cancellable operating leases as of December 31, 2015, are as follows:

Total
(In millions)
2016	$29.9
2017	28.3
2018	26.1
2019	24.5
2020	20.5
Thereafter	56.6
Total minimum lease payments	$185.9
Certain of our lease agreements include financial covenants and incorporate by reference the financial covenants set forth in the Restated Credit Agreement. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (i) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (ii) eviction from the premises; and (iii) the landlord having a claim for various damages.

18. COMMITMENTS AND CONTINGENCIES
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
In some instances, manufacturers may have the right, and may direct us, to implement costly capital improvements to dealerships as a condition to entering into, renewing, or extending franchise agreements with them. Manufacturers also typically require that their franchises meet specific standards of appearance. These factors, either alone or in combination, could cause us to use our financial resources on capital projects that we might not have planned for or otherwise determined to undertake.
From time to time, we and our dealerships are or may become involved in various claims relating to, and arising out of, our business and our operations. These claims may involve, but not be limited to, financial and other audits by vehicle manufacturers or lenders and certain federal, state, and local government authorities, which have historically related primarily to (i) incentive and warranty payments received from vehicle manufacturers, or allegations of violations of manufacturer agreements or policies, (ii) compliance with lender rules and covenants, and (iii) payments made to government authorities relating to federal, state, and local taxes, as well as compliance with other government regulations. Claims may also arise through litigation, government proceedings, and other dispute resolution processes. Such claims, including class actions, could relate to, but may not be limited to, the practice of charging administrative fees and other fees and commissions, employment-related matters, truth-in-lending and other dealer assisted financing obligations, contractual disputes, actions brought by governmental authorities, and other matters. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.

We believe we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. Based on our review of the various types of claims currently known to us, there is no indication of material reasonably possible losses in excess of amounts accrued in the aggregate. We currently do not anticipate that any known claim will materially adversely affect our financial condition, liquidity, or results of operations. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity, or results of operations.
A significant portion of our business involves the sale of vehicles, parts, or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages, and general political and socio-economic conditions in foreign countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs, or other restrictions; or adjust presently prevailing quotas, duties, or tariffs, which may affect our operations, and our ability to purchase imported vehicles and/or parts at reasonable prices.
Substantially all of our facilities are subject to federal, state and local provisions regarding the discharge of materials into the environment. Compliance with these provisions has not had, nor do we expect such compliance to have, any material effect upon our capital expenditures, net earnings, financial condition, liquidity or competitive position. We believe that our current practices and procedures for the control and disposition of such materials comply with applicable federal, state, and local requirements. No assurances can be provided, however, that future laws or regulations, or changes in existing laws or regulations, would not require us to expend significant resources in order to comply therewith.
We had $9.4 million of letters of credit outstanding as of December 31, 2015, which are required by certain of our insurance providers. In addition, as of December 31, 2015, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
19. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
On March 13, 2012, our Board of Directors, upon the recommendation of our Compensation and Human Resources Committee, approved the 2012 Equity Incentive Plan (the “Plan”). On April, 18, 2012, our shareholders approved the Plan, which replaced our previous equity incentive plan. The Plan expires on March 13, 2022 and provides for the grant of options, performance share units, restricted share units, and shares of restricted stock to our directors, officers, and employees in the total amount of 1.5 million shares. Since the inception of the Plan, we have granted 0.3 million performance share units, 0.4 million shares of restricted stock, and 0.1 million shares of restricted share units. In addition, there were approximately 1.2 million share-based awards available for grant in accordance with the Plan as of December 31, 2015.
We issue shares of our common stock upon the exercise of stock options or vesting of performance share units, restricted stock, or restricted share units. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of performance share units, restricted stock or restricted share units, we expect to repurchase a portion of the shares issued equal to the amount of employee income tax withholding.
We have recognized $10.0 million ($3.8 million tax benefit), $8.6 million ($3.5 million tax benefit), and $9.0 million ($3.5 million tax benefit) in stock-based compensation expense for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there was $10.3 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the Plans, and we expect to recognize $6.0 million of this expense in 2016, $3.3 million in 2017, and $1.0 million in 2018.
Performance Share Units

During the year ended December 31, 2015, the Compensation and Human Resources Committee of the Board of Directors approved the grant of up to 70,058 performance share units, which represents 150% of the target award. Performance share units provide an opportunity for the employee-recipient to receive a number of shares of our common stock based on our performance during a specified year period following the grant as measured against objective performance goals as determined by the Compensation and Human Resources Committee of our Board of Directors. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the performance goals. Performance share units vest in three equal annual installments with one-third of the award vesting on each of the (i) later of the first anniversary of the grant date, or the date the Compensation and Human Resources Committee determines the actual award, (ii) second anniversary of the grant date and (iii) third anniversary of the grant date. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date of grant and the ultimate performance level achieved, and is recognized on a graded basis, net of estimated forfeitures, over the three-year vesting period.

The following table summarizes information about performance share units for 2015:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	256,181	$39.93
Granted	70,058	77.92
Vested	(117,901)	37.06
Forfeited or unearned	(16,485)	50.08
Non-vested at December 31, 2015	191,853	$54.89

The weighted average grant-date fair value of performance share units and total fair value of performance share units vested are summarized in the following table:

	For the Years Ended December 31,
	2015	2014	2013
Weighted average grant-date fair value of performance share units granted	$77.92	$49.50	$34.98
Total fair value of performance share units vested (in millions)	$4.4	$3.8	$2.7

Restricted Stock Awards

During the year ended December 31, 2015, the Compensation and Human Resources Committee of the Board of Directors approved the grant of 61,287 shares of restricted stock. Restricted stock awards vest in three equal annual installments commencing on the first anniversary of the grant date. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis, net of estimated forfeitures, over the three-year vesting period.

The following table summarizes information about restricted stock awards for 2015:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	247,739	$40.81
Granted	61,287	82.17
Vested	(134,648)	32.96
Forfeited	(15,533)	58.26
Non-vested at December 31, 2015	158,845	$63.82
The weighted average grant-date fair value of restricted stock awards and total fair value of restricted stock awards vested are summarized in the following table:

	For the Years Ended December 31,
	2015	2014	2013
Weighted average grant-date fair value of restricted stock granted	$82.17	$52.82	$35.03
Total fair value of restricted stock awards vested (in millions)	$4.4	$3.9	$2.8
Employee Retirement Plan
We sponsor the Asbury Automotive Retirement Savings Plan (the “Retirement Savings Plan”), a 401(k) plan, for eligible employees. Employees are eligible to participate in the Retirement Savings Plan on or after 60 days of service with us. Employees electing to participate in the Retirement Savings Plan may contribute up to 75% of their annual eligible  compensation. IRS rules limited total participant contributions during 2015 to $18,000, or $24,000 if age 50 or more; however, we limit participant contributions for employees considered Highly Compensated Employees with an annual salary or base salary equal to or greater than $120,000 to $12,000 per year, or $18,000 if age 50 or more. After one year of employment, we match 50% of employees’ contributions up to 4% of their eligible compensation, with a maximum match of $2,400 per participant. Beginning on January 1, 2009, we suspended our matching contributions for Highly Compensated Employees with an annual salary equal to or greater than $120,000. Employer contributions vest by graded schedule over four years after the date of hire. Expenses from continuing operations related to employer matching contributions totaled $2.2 million, $1.3 million, and $1.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

20. CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2014
Revenues	$1,355.7	$1,503.4	$1,505.6	$1,503.0
Gross profit	$230.1	$247.9	$244.6	$244.6
Net income (1)	$31.4	$35.9	$32.5	$11.8
Net income per common share:
Basic (1)(2)	$1.03	$1.18	$1.09	$0.41
Diluted (1)(2)	$1.02	$1.18	$1.08	$0.40
2015
Revenues	$1,541.8	$1,689.6	$1,716.4	$1,640.5
Gross profit	$256.4	$271.3	$272.7	$260.4
Net income (3)(4)	$35.9	$41.1	$51.1	$41.1
Net income per common share:
Basic (2)(3)(4)	$1.31	$1.53	$1.97	$1.65
Diluted (2)(3)(4)	$1.30	$1.52	$1.96	$1.64
____________________________

(1)	Results for the three months ended December 31, 2014 were decreased by $19.5 million, net of tax, or $0.66 per diluted share, as a result of a loss on extinguishment of debt.

(2)	The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

(3)	Results for the three months ended September 30, 2015 were increased by $13.1 million, net of tax, or $0.53 per diluted share, as a result of a gain on divestitures.

(4)	Results for the three months ended December 31, 2015 were increased by $8.4 million, net of tax, or $0.34 per diluted share, as a result of a gain on divestitures.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management, including the principal executive officer and the principal financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our company’s financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting also includes those policies and procedures that:

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
Our management, including the principal executive officers and the principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their reports are contained herein.
During 2015, we acquired substantially all of the assets, including certain real estate, of two franchises (two dealership locations). As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2015 does not include an evaluation of the internal control over financial reporting of these acquired operations. Final results of the two acquired franchises are included in our consolidated financial statements from the date of acquisition. The two franchises represented approximately $66.5 million of our $2.3 billion consolidated assets as of December 31, 2015 and approximately $91.3 million of our $6.6 billion consolidated revenues for the year then ended.
From the acquisition date to December 31, 2015, the processes and systems of the acquired operations did not significantly impact the internal control over financial reporting of the Company and our other consolidated subsidiaries.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Reference is made to the information to be set forth in the “Proposal No. 1 Election of Directors,” “Governance of the Company,” “2015 Director Compensation Table-Code of Business Conduct and Ethics and Corporate Governance Guidelines,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Reference is made to the information to be set forth in the “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “2015 Director Compensation Table,” and “Governance of the Company” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

Reference is made to the information to be set forth in the “Independent Auditors’ Fees” section of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

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
4.1
Indenture, dated as of December 4, 2014, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2014)*

4.2	Form of 6.0% Senior Subordinated Note due 2024 (included as Exhibit A in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2014)*
4.3
First Supplemental Indenture, dated as of July 29, 2015, by and among Asbury Automotive Group, Inc., Asbury Jax Ford, LLC and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

4.4
Second Supplemental Indenture, dated as of October 28, 2015, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015).*

4.5
Registration Rights Agreement, dated October 28, 2015, among Asbury Automotive Group, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015).*

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
10.5**
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of January 1, 2014 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)*

10.6**
Letter Agreement by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of December 10, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013)*

10.7**
Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2014)*

10.8**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of December 30, 2011 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.9**
First Amendment to Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of March 7, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012)*

10.10**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated as of December 30, 2011 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.11**
Letter Agreement by and between Asbury Automotive Group, Inc. and George A. Villasana, dated as of March 13, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.12**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of April 16, 2012 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.13**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for CEO and COO (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.14**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for other Executive Officers (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.15**	Form of Equity Award Agreement under the 2012 Equity Incentive Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*
10.16**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.17**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-31262)*
10.18**	Form of Restricted Share Award Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.19**	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.20	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.21
General Motors Dealer Sales and Service Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.22
Honda Automobile Dealer Sales and Service Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.23
Mercedes-Benz Passenger Car Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.24	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.25	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.26
Amended and Restated Credit Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on August 8, 2013)*

10.27
Amendment No. 1 to Credit Agreement, dated as of June 27, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)*

10.28
Amendment No. 2 to Credit Agreement dated as of October 16, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)*

10.28
Amendment No. 3 to Credit Agreement dated as of December 4, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2014)*

10.30
Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.31
Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2015)*

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

Asbury Automotive Group, Inc.

Date: February 19, 2016	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Craig T. Monaghan	Chief Executive Officer, President and Director	February 19, 2016
(Craig T. Monaghan)

/s/ Keith R. Style	Senior Vice President and Chief Financial Officer	February 19, 2016
(Keith R. Style)

/s/ William F. Stax	Controller and Chief Accounting Officer	February 19, 2016
(William F. Stax)

/s/ Thomas C. DeLoach, Jr.	Director	February 19, 2016
(Thomas C. DeLoach, Jr.)	Non-Executive Chairman of the Board

/s/ Joel Alsfine	Director	February 19, 2016
(Joel Alsfine)

/s/ Dennis E. Clements	Director	February 19, 2016
(Dennis E. Clements)

/s/ Juanita T. James	Director	February 19, 2016
(Juanita T. James)

/s/ Eugene S. Katz	Director	February 19, 2016
(Eugene S. Katz)

/s/ Philip F. Maritz	Director	February 19, 2016
(Philip F. Maritz)

/s/ Thomas J. Reddin	Director	February 19, 2016
(Thomas J. Reddin)

/s/ Scott L. Thompson	Director	February 19, 2016
(Scott L. Thompson)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
3.1
Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-84646, filed with the SEC on March 20,
2002)*

3.2	Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2014)*
4.1
Indenture, dated as of December 4, 2014, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2014)*

4.2	Form of 6.0% Senior Subordinated Note due 2024 (included as Exhibit A in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2014)*
4.3
First Supplemental Indenture, dated as of July 29, 2015, by and among Asbury Automotive Group, Inc., Asbury Jax Ford, LLC and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

4.4
Second Supplemental Indenture, dated as of October 28, 2015, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015).*

4.5
Registration Rights Agreement, dated October 28, 2015, among Asbury Automotive Group, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015).*

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
10.5**
Severance Pay Agreement for Key Employee by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of January 1, 2014 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)*

10.6**
Letter Agreement by and between Asbury Automotive Group, Inc. and Keith R. Style, dated as of December 10, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013)*

10.7**
Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2014)*

10.8**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of December 30, 2011 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.9**
First Amendment to Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of March 7, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012)*

10.10**
Amended and Restated Employment Agreement by and between Asbury Automotive Group, Inc. and Michael S. Kearney, dated as of December 30, 2011 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)*

10.11**
Letter Agreement by and between Asbury Automotive Group, Inc. and George A. Villasana, dated as of March 13, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.12**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of April 16, 2012 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.13**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for CEO and COO (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.14**
Form of Equity Award Agreement under the Amended and Restated Asbury Automotive Group, Inc. 2002 Equity Incentive Plan for other Executive Officers (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)*

10.15**	Form of Equity Award Agreement under the 2012 Equity Incentive Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*
10.16**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.17**	Form of Restricted Share Award Agreement for Non-Employee Directors (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-31262)*
10.18**	Form of Restricted Share Award Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.19**	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.20	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.21
General Motors Dealer Sales and Service Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.22
Honda Automobile Dealer Sales and Service Agreement (filed as Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.23
Mercedes-Benz Passenger Car Dealer Agreement (filed as Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.24	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.25	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.26
Amended and Restated Credit Agreement, dated as of August 8, 2013, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on August 8, 2013)*

10.27
Amendment No. 1 to Credit Agreement, dated as of June 27, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)*

10.28
Amendment No. 2 to Credit Agreement dated as of October 16, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)*

10.28
Amendment No. 3 to Credit Agreement dated as of December 4, 2014, by and among Asbury Automotive Group, Inc., as Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2014)*

10.30
Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.31
Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2015)*

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