Form 10-Q
period 2016-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2016-04-27
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 26, 2016 was 22,151,817.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4.4	$2.8
Contracts-in-transit	128.4	175.7
Accounts receivable (net of allowances of $1.2 and $1.3, respectively)	98.5	119.5
Inventories	997.9	917.2
Deferred income taxes	10.5	11.8
Assets held for sale	35.0	27.6
Other current assets	94.6	88.4
Total current assets	1,369.3	1,343.0
PROPERTY AND EQUIPMENT, net	776.7	772.8
GOODWILL	130.2	130.2
INTANGIBLE FRANCHISE RIGHTS	48.5	48.5
OTHER LONG-TERM ASSETS	10.8	11.4
Total assets	$2,335.5	$2,305.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$158.7	$138.8
Floor plan notes payable—non-trade, net	655.0	573.4
Current maturities of long-term debt	14.5	13.9
Accounts payable and accrued liabilities	281.2	281.7
Liabilities associated with assets held for sale	5.0	—
Total current liabilities	1,114.4	1,007.8
LONG-TERM DEBT	931.7	940.4
DEFERRED INCOME TAXES	12.2	13.7
OTHER LONG-TERM LIABILITIES	35.4	29.5
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 40,741,430 and 40,507,313 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	541.1	537.2
Retained earnings	475.3	444.3
Treasury stock, at cost; 17,540,285 and 15,696,543 shares, respectively	(769.0)	(663.9)
Accumulated other comprehensive loss	(6.0)	(3.5)
Total shareholders’ equity	241.8	314.5
Total liabilities and shareholders’ equity	$2,335.5	$2,305.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
REVENUE:
New vehicle	$838.4	$830.5
Used vehicle	460.9	473.4
Parts and service	189.2	176.7
Finance and insurance, net	62.3	61.2
TOTAL REVENUE	1,550.8	1,541.8
COST OF SALES:
New vehicle	793.7	780.9
Used vehicle	425.1	438.1
Parts and service	71.2	66.4
TOTAL COST OF SALES	1,290.0	1,285.4
GROSS PROFIT	260.8	256.4
OPERATING EXPENSES:
Selling, general, and administrative	181.2	175.7
Depreciation and amortization	7.5	7.3
Other operating expense, net	3.2	0.3
INCOME FROM OPERATIONS	68.9	73.1
OTHER EXPENSES:
Floor plan interest expense	4.4	3.9
Other interest expense, net	13.4	10.3
Swap interest expense	0.8	0.5
Total other expenses, net	18.6	14.7
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	50.3	58.4
Income tax expense	19.2	22.5
INCOME FROM CONTINUING OPERATIONS	31.1	35.9
Discontinued operations, net of tax	(0.1)	—
NET INCOME	$31.0	$35.9
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.28	$1.31
Discontinued operations	—	—
Net income	$1.28	$1.31
Diluted—
Continuing operations	$1.27	$1.30
Discontinued operations	—	—
Net income	$1.27	$1.30
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24.3	27.5
Restricted stock	0.0	0.1
Performance share units	0.1	0.1
Diluted	24.4	27.7

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net income	$31.0	$35.9
Other comprehensive loss:
Change in fair value of cash flow swaps	(4.1)	(1.0)
Income tax benefit associated with cash flow swaps	1.6	0.4
Comprehensive income	$28.5	$35.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$31.0	$35.9
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	7.5	7.3
Stock-based compensation	3.6	3.3
Deferred income taxes	1.4	(1.8)
Impairment expenses	1.5	—
Loaner vehicle amortization	5.1	4.3
Excess tax benefit on share-based arrangements	(0.2)	(3.1)
Other adjustments, net	2.3	1.3
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	47.3	3.9
Accounts receivable	21.1	9.3
Inventories	(52.7)	27.3
Other current assets	(39.1)	(23.2)
Floor plan notes payable—trade, net	19.9	(13.7)
Accounts payable and accrued liabilities	(4.5)	28.6
Other long-term assets and liabilities, net	0.8	0.7
Net cash provided by operating activities	45.0	80.1
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(9.8)	(8.6)
Capital expenditures—real estate	(7.2)	(1.8)
Net cash used in investing activities	(17.0)	(10.4)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	948.5	945.0
Floor plan repayments—non-trade	(866.9)	(907.2)
Repayments of borrowings	(3.1)	(2.9)
Payment of debt issuance costs	—	(1.3)
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(105.1)	(108.2)
Excess tax benefit on share-based arrangements	0.2	3.1
Net cash used in financing activities	(26.4)	(71.5)
Net increase (decrease) in cash and cash equivalents	1.6	(1.8)
CASH AND CASH EQUIVALENTS, beginning of period	2.8	2.9
CASH AND CASH EQUIVALENTS, end of period	$4.4	$1.1

See Note 7 “Supplemental Cash Flow Information” for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 99 new vehicle franchises (82 dealership locations) in 17 metropolitan markets within nine states as of March 31, 2016. We offer an extensive range of automotive products and services, including new and used vehicles; vehicle repair and maintenance services, including collision repair services, the sale of replacement parts, and the reconditioning of used vehicles; and financing, insurance and service contracts. As of March 31, 2016, we offered 28 brands of new vehicles and our new vehicle revenue brand mix consisted of 44% imports, 35% luxury, and 21% domestic brands. We also operated 25 collision repair centers that serve customers in our local markets.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

• Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;
• Courtesy dealerships operating in Tampa, Florida;
• Crown dealerships operating in North Carolina, South Carolina and Virginia;
• Gray-Daniels dealerships operating in the Jackson, Mississippi area;
• McDavid dealerships operating in Austin, Dallas and Houston, Texas;
• Nalley dealerships operating in metropolitan Atlanta, Georgia;
• North Point dealerships operating in the Little Rock, Arkansas area; and
• Plaza dealerships operating in metropolitan St. Louis, Missouri.

In addition, as of March 31, 2016 we owned and operated two stand-alone used vehicle stores under the “Q auto” brand name in Florida.

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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets Held for Sale in the accompanying Condensed Consolidated Balance Sheets. Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell, and (iii) any related mortgage notes payable, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
At the time of classifying assets as held for sale, we compare the carrying value of these assets to estimates of fair value to assess for impairment. We compare the carrying value to estimates of fair value utilizing the assistance of third-party broker opinions of value and third-party desktop appraisals to assist in our fair value estimates.
Statements of Cash Flows
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle (“Non-Trade”) and all floor plan notes payable relating to pre-owned vehicles (together referred to as “Floor Plan Notes Payable—Non-Trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable—Trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying Condensed Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory.
Loaner vehicles account for a significant portion of Other Current Assets. We acquire loaner vehicles either with available cash or through borrowings from either our manufacturer affiliated lenders or through our senior secured credit agreement with

Bank of America, as administrative agent, and the other agents and lenders party thereto (the “Restated Credit Agreement”). Loaner vehicles are initially used by our service department for only a short period of time (typically six to twelve months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles in Other Current Assets and the borrowings and repayments of loaner vehicle notes payable in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. Loaner vehicles are depreciated over the service period to their estimated value. At the end of the loaner service period, loaner vehicles are transferred from Other Current Assets to used vehicle inventory. These transfers are reflected as non-cash transfers between Other Current Assets and Inventory in the accompanying Condensed Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property, and equipment. The new standard will become effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within that year. The standard can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the standard is permitted, but not before annual reporting periods beginning on or after December 15, 2016. We continue to evaluate the expected impact of adopting this new guidance on our condensed consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost or net realizable value. Application of the standard, which is required to be applied prospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. We are currently evaluating the expected impact of adopting this new guidance on our condensed consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the tax paying jurisdiction. Application of the standard, which can be applied prospectively or retrospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. We are currently evaluating the expected impact of adopting this new guidance on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a new standard on lease accounting. The new standard will supersede the existing lease accounting guidance and apply to all entities. The guidance defines new principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The new standard will become effective for annual reporting periods beginning on or after December 15, 2018 and for interim periods within that year. Early adoption of this standard is permitted and adoption is required to be done using a modified retrospective approach. We are currently evaluating the expected impact of adopting this new guidance on our condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Application of the standard is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. Further, application can be either prospective or retrospective depending on each of the provisions in the guidance. We are currently evaluating the expected impact of adopting this new guidance on our condensed consolidated financial statements.
3. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(In millions)
New vehicles	$808.3	$739.2
Used vehicles	146.3	134.1
Parts and accessories	43.3	43.9
Total inventories	$997.9	$917.2

The lower of cost or market reserves reduced total inventory cost by $5.2 million and $6.2 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, certain automobile manufacturer incentives reduced new vehicle inventory cost by $10.9 million and $9.6 million, respectively, and reduced new vehicle cost of sales from continuing operations for the three months ended March 31, 2016 and March 31, 2015 by $9.4 million and $8.4 million, respectively.
4. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell, and (iii) the related mortgage notes payable, if applicable.
During the three months ended March 31, 2016, we reclassified one vacant property with a net book value of $7.4 million to assets held for sale and the related $5.0 million mortgage on this property to liabilities associated with assets held for sale. In connection with the reclassification of the property, we recorded $1.5 million of impairment expense based on the third-party broker opinion of value. Further, this impairment expense has been recorded in Other Operating Expense, net in our accompanying Condensed Consolidated Statements of Income.
Assets held for sale, comprising of real estate not currently used in our operations, totaled $35.0 million and $27.6 million as of March 31, 2016 and December 31, 2015, respectively. Additionally, there were $5.0 million of liabilities associated with our real estate assets held for sale as of March 31, 2016 and no liabilities associated with our real estate assets held for sale as December 31, 2015.
5. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed and variable rates	192.5	194.3
Real estate credit agreement	63.1	64.0
Restated master loan agreement (a)	92.5	97.9
Capital lease obligations	3.4	3.5
Total debt outstanding	951.5	959.7
Add: unamortized premium on 6.0% Senior Subordinated Notes due 2024	8.2	8.4
Less: debt issuance costs	(13.5)	(13.8)
Long-term debt, including current portion	946.2	954.3
Less: current portion	(14.5)	(13.9)
Long-term debt	$931.7	$940.4
_____________________________

(a)	Restated master loan agreement does not include a $5.0 million mortgage note payable classified as Liabilities Associated with Assets Held for Sale as of March 31, 2016.

We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of March 31, 2016, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
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

	As of
	March 31, 2016	December 31, 2015
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$608.2	$608.4
Mortgage notes payable (a)	348.1	356.2
Total carrying value	$956.3	$964.6

Fair Value:
6.0% Senior Subordinated Notes due 2024	$606.0	$618.0
Mortgage notes payable (a)	364.3	362.6
Total fair value	$970.3	$980.6
_____________________________

(a)	Mortgage notes payable do not include mortgages with a $5.0 million carrying value classified as Liabilities Associated with Assets Held for Sale as of March 31, 2016.

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $99.6 million as of March 31, 2016 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional value of this swap as of March 31, 2016 was $66.8 million and the notional value will reduce over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value liabilities related to the swaps as of March 31, 2016 and December 31, 2015, are $10.1 million and $6.0 million, respectively. The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	March 31, 2016	December 31, 2015
	(In millions)
Accounts Payable and Accrued Liabilities	$2.9	$2.8
Other Long-term Liabilities	7.2	3.2
Total Fair Value	$10.1	$6.0
All of our interest rate swaps qualify for cash flow hedge accounting treatment. During the three months ended March 31, 2016 and 2015, none of our cash flow swaps contained any ineffectiveness, nor was any ineffectiveness recognized in earnings. Information about the effect of our interest rate swap agreements on the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, is as follows (in millions):

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)	Location of Results Reclassified from AOCI to Earnings	Amount Reclassified from AOCI to Earnings–Active Swaps
2016	$(4.9)	Swap interest expense	$(0.8)
2015	$(1.5)	Swap interest expense	$(0.5)

 On the basis of yield curve conditions as of March 31, 2016 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of AOCI into earnings within the next 12 months will be losses of $2.9 million.
7. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2016 and 2015, we made interest payments, including amounts capitalized, totaling $9.0 million and $7.9 million, respectively. Included in these interest payments are $3.9 million and $3.8 million, of floor plan interest payments during the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016 and 2015, no material income tax payments were made, nor refunds received.
During the three months ended March 31, 2016 and 2015, we transferred $27.9 million and $28.0 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.
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
We had $9.4 million of letters of credit outstanding as of March 31, 2016, which are required by certain of our insurance providers. In addition, as of March 31, 2016, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
9. SUBSEQUENT EVENTS
During April 2016, we repurchased 1,045,195 shares of our common stock under our current share repurchase program (the “Repurchase Program”) for a total of $60.0 million. After these repurchases, we had remaining authorization to repurchase $138.1 million in shares of our common stock under the Repurchase Program.

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
Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date of they are made, and we expressly disclaim any obligation to update any forward-looking statement contained herein.
OVERVIEW
We are one of the largest automotive retailers in the United States. As of March 31, 2016 we owned and operated 99 new vehicle franchises (82 dealership locations), representing 28 brands of automobiles and 25 collision centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles, repair and maintenance services, collision repair services, and finance and insurance products. As of March 31, 2016, our new vehicle revenue brand mix consisted of 44% imports, 35% luxury, and 21% domestic brands.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

• Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;
• Courtesy dealerships operating in Tampa, Florida;
• Crown dealerships operating in North Carolina, South Carolina and Virginia;
• Gray-Daniels dealerships operating in the Jackson, Mississippi area;
• McDavid dealerships operating in Austin, Dallas and Houston, Texas;
• Nalley dealerships operating in metropolitan Atlanta, Georgia;
• North Point dealerships operating in the Little Rock, Arkansas area; and
• Plaza dealerships operating in metropolitan St. Louis, Missouri.

In addition, as of March 31, 2016 we owned and operated two stand-alone used vehicle stores under the “Q auto” brand name in Florida.
Our revenues are derived primarily from: (i) the sale of new vehicles; (ii) the sale of used vehicles to individual retail customers (“used retail”) and to other dealers at auction (“wholesale”) (the terms “used retail” and “wholesale” collectively referred to as “used”); (iii) repair and maintenance services, including collision repair, the sale of automotive replacement parts, and the reconditioning of used vehicles (collectively referred to as “parts and service”); and (iv) the arrangement of third-party vehicle financing and the sale of a number of vehicle protection products (collectively referred to as “F&I”). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and F&I based on dealership generated F&I gross profit per vehicle sold.
We assess the organic growth of our revenue and gross profit on a same store basis. Same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.
Our continued organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix, and the production and allocation of desirable vehicles from the automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices, and employment levels. Additionally, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control and may include manufacturer imposed stop-sales or open safety recalls, primarily due to, but not limited to, vehicle safety concerns or a vehicle’s failure to meet environmental related requirements. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure, and (iii) our brand mix. We believe that our diversified new vehicle revenue brand mix is well positioned for growth over the long-term.
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
U.S. SAAR in January and February was trending towards the mid-17 million range, but softened to 16.6 million for the month of March, resulting in new vehicle SAAR of 17.2 million during the first quarter of 2016 compared to 16.7 million during the first quarter of 2015. The automotive retail business has benefited from the continued availability of credit to consumers and relatively low overall unemployment levels, fuel prices, and interest rates. New vehicle gross profit per vehicle retailed and gross margin were negatively impacted due to increasing inventory levels, the challenge of meeting aggressive sales targets associated with certain manufacturer’s incentive programs, and the increased competition in the new vehicle marketplace. However, we have experienced a stabilization in used vehicle margins, an increase in parts and service margins, and an increase in our overall F&I business, which collectively make up approximately 83% of our gross profit. As such, we have experienced an increase in total gross profit and gross margin during the first quarter of 2016 when compared to the first quarter of 2015.
We had total available liquidity of $363.1 million as of March 31, 2016, which consisted of cash and cash equivalents of $4.4 million, $93.1 million of funds in our floor plan offset account, and borrowing availability of $165.6 million and $100.0 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$838.4	$830.5	$7.9	1%
Used vehicle	460.9	473.4	(12.5)	(3)%
Parts and service	189.2	176.7	12.5	7%
Finance and insurance, net	62.3	61.2	1.1	2%
TOTAL REVENUE	1,550.8	1,541.8	9.0	1%
GROSS PROFIT:
New vehicle	44.7	49.6	(4.9)	(10)%
Used vehicle	35.8	35.3	0.5	1%
Parts and service	118.0	110.3	7.7	7%
Finance and insurance, net	62.3	61.2	1.1	2%
TOTAL GROSS PROFIT	260.8	256.4	4.4	2%
OPERATING EXPENSES:
Selling, general, and administrative	181.2	175.7	5.5	3%
Depreciation and amortization	7.5	7.3	0.2	3%
Other operating expense, net	3.2	0.3	2.9	NM
INCOME FROM OPERATIONS	68.9	73.1	(4.2)	(6)%
OTHER EXPENSES:
Floor plan interest expense	4.4	3.9	0.5	13%
Other interest expense, net	13.4	10.3	3.1	30%
Swap interest expense	0.8	0.5	0.3	60%
Total other expenses, net	18.6	14.7	3.9	27%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	50.3	58.4	(8.1)	(14)%
Income tax expense	19.2	22.5	(3.3)	(15)%
INCOME FROM CONTINUING OPERATIONS	31.1	35.9	(4.8)	(13)%
Discontinued operations, net of tax	(0.1)	—	(0.1)	—%
NET INCOME	$31.0	$35.9	$(4.9)	(14)%
Income from continuing operations per common share—Diluted	$1.27	$1.30	$(0.03)	(2)%
Net income per common share—Diluted	$1.27	$1.30	$(0.03)	(2)%
______________________________
NM—Not Meaningful

	For the Three Months Ended March 31,
	2016	2015
REVENUE MIX PERCENTAGES:
New vehicle	54.1%	53.9%
Used vehicle retail	26.6%	27.1%
Used vehicle wholesale	3.1%	3.5%
Parts and service	12.2%	11.5%
Finance and insurance, net	4.0%	4.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	17.1%	19.3%
Used vehicle retail	13.4%	13.8%
Used vehicle wholesale	0.4%	—%
Parts and service	45.2%	43.0%
Finance and insurance, net	23.9%	23.9%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.8%	16.6%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.5%	68.5%
Total revenue during the three months ended March 31, 2016 increased by $9.0 million (1%) compared to the three months ended March 31, 2015 as a result of (i) a $12.5 million (7%) increase in parts and service revenue, (ii) a $7.9 million (1%) increase in new vehicle revenue, and (iii) a $1.1 million (2%) increase in F&I revenue, partially offset by a $12.5 million (3%) decrease in used vehicle revenue. The $4.4 million (2%) increase in gross profit during the three months ended March 31, 2016 was driven by (i) a $7.7 million (7%) increase in parts and service gross profit, (ii) a $1.1 million (2%) increase in F&I gross profit, and (iii) a $0.5 million (1%) increase in used vehicle gross profit offset by a $4.9 million (10%) decrease in new vehicle gross profit.
Our total gross profit margin increased 20 basis points to 16.8%, primarily due to the increases in parts and service and F&I gross profit. SG&A expenses increased by $5.5 million (3%) resulting in an increase in SG&A expenses as a percentage of gross profit by 100 basis points from 68.5% for the three months ended March 31, 2015 to 69.5% for the three months ended March 31, 2016.
Net income decreased by $4.9 million (14%) during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in net income was driven by the $4.2 million (6%) decrease in income from operations and a $3.9 million (27%) increase in other expenses. Income tax expense decreased by $3.3 million (15%) primarily as a result of the $8.1 million (14%) decrease in income from continuing operations before income taxes.
We assess the organic growth of our revenue and gross profit on a same store basis. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$290.6	$303.3	$(12.7)	(4)%
Import	372.1	377.3	(5.2)	(1)%
Domestic	175.7	149.9	25.8	17%
Total new vehicle revenue	$838.4	$830.5	$7.9	1%
Gross profit:
Luxury	$19.8	$21.9	$(2.1)	(10)%
Import	16.9	18.3	(1.4)	(8)%
Domestic	8.0	9.4	(1.4)	(15)%
Total new vehicle gross profit	$44.7	$49.6	$(4.9)	(10)%
New vehicle units:
Luxury	5,626	5,885	(259)	(4)%
Import	13,484	13,977	(493)	(4)%
Domestic	4,919	4,196	723	17%
Total new vehicle units	24,029	24,058	(29)	—%

Same Store:
Revenue:
Luxury	$290.6	$293.5	$(2.9)	(1)%
Import	362.6	359.4	3.2	1%
Domestic	159.4	149.9	9.5	6%
Total new vehicle revenue	$812.6	$802.8	$9.8	1%
Gross profit:
Luxury	$19.8	$21.3	$(1.5)	(7)%
Import	16.5	17.7	(1.2)	(7)%
Domestic	6.9	9.4	(2.5)	(27)%
Total new vehicle gross profit	$43.2	$48.4	$(5.2)	(11)%
New vehicle units:
Luxury	5,626	5,704	(78)	(1)%
Import	13,144	13,315	(171)	(1)%
Domestic	4,419	4,196	223	5%
Total new vehicle units	23,189	23,215	(26)	—%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2016	2015
As Reported:
Revenue per new vehicle sold	$34,891	$34,521	$370	1%
Gross profit per new vehicle sold	$1,860	$2,062	$(202)	(10)%
New vehicle gross margin	5.3%	6.0%	(0.7)%

Same Store:
Revenue per new vehicle sold	$35,042	$34,581	$461	1%
Gross profit per new vehicle sold	$1,863	$2,085	$(222)	(11)%
New vehicle gross margin	5.3%	6.0%	(0.7)%
New vehicle revenue increased by $7.9 million (1%) primarily as a result of a $370 (1%) increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $9.8 million (1%) primarily as a result of a $461 (1%) increase in revenue per new vehicle sold.
Same store unit volumes for domestic vehicles increased by 5%, while luxury and import unit volumes remained relatively consistent with the prior year. Unit volumes remained relatively consistent due to (i) consumer demand for the broad range of attractive vehicles we offer and (ii) the continued availability of credit at terms favorable to our customers. Overall, same store new vehicle unit volumes remained relatively consistent with 2015, compared to new vehicle SAAR which increased by 3%.
Total new vehicle gross profit decreased by $4.9 million (10%) for the three months ended March 31, 2016. Same store new vehicle gross profit decreased by $5.2 million (11%), resulting from a 70 basis point decrease in gross margin to 5.3% for the three months ended March 31, 2016, due to decreasing gross profit in all of our brand categories. Our same store gross profit per new vehicle sold decreased by $222 (11%). The decrease in new vehicle gross profit and gross margin is primarily driven by increasing inventory levels, the challenge of meeting aggressive sales targets associated with certain manufacturer’s incentive programs, and the increased competition in the new vehicle marketplace.
We believe that our new vehicle inventory continues to be well-aligned with current consumer demand, with approximately 81 days of supply in our inventory as of March 31, 2016.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$413.1	$419.2	$(6.1)	(1)%
Used vehicle wholesale revenues	47.8	54.2	(6.4)	(12)%
Used vehicle revenue	$460.9	$473.4	$(12.5)	(3)%
Gross profit:
Used vehicle retail gross profit	$34.7	$35.4	$(0.7)	(2)%
Used vehicle wholesale gross profit	1.1	(0.1)	1.2	NM
Used vehicle gross profit	$35.8	$35.3	$0.5	1%
Used vehicle retail units:
Used vehicle retail units	19,736	20,467	(731)	(4)%

Same Store:
Revenue:
Used vehicle retail revenues	$404.1	$402.8	$1.3	—%
Used vehicle wholesale revenues	47.0	52.4	(5.4)	(10)%
Used vehicle revenue	$451.1	$455.2	$(4.1)	(1)%
Gross profit:
Used vehicle retail gross profit	$33.8	$34.2	$(0.4)	(1)%
Used vehicle wholesale gross profit	1.1	0.1	1.0	NM
Used vehicle gross profit	$34.9	$34.3	$0.6	2%
Used vehicle retail units:
Used vehicle retail units	19,195	19,633	(438)	(2)%
______________________________
NM—Not Meaningful

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2016	2015
As Reported:
Revenue per used vehicle retailed	$20,931	$20,482	$449	2%
Gross profit per used vehicle retailed	$1,758	$1,730	$28	2%
Used vehicle retail gross margin	8.4%	8.4%	—%

Same Store:
Revenue per used vehicle retailed	$21,052	$20,516	$536	3%
Gross profit per used vehicle retailed	$1,761	$1,742	$19	1%
Used vehicle retail gross margin	8.4%	8.5%	(0.1)%
Used vehicle revenue decreased by $12.5 million (3%) as a result of the 4% decrease in used vehicle retail units partially offset by an increase of $449 (2%) in revenue per used vehicle retailed. Same store used vehicle revenue decreased by $4.1 million (1%) due to a $5.4 million (10%) decrease in used vehicle wholesale revenues offset by a $1.3 million increase in used vehicle retail revenue. Same store used retail unit sales decreased by 2%, which were partially offset by a 1% increase in gross profit per vehicle retailed, resulting in same store used vehicle retail gross profit decreasing slightly by 1%.

We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 33 days of supply in our inventory as of March 31, 2016.
Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions)
As Reported:
Parts and service revenue	$189.2	$176.7	$12.5	7%
Parts and service gross profit:
Customer pay	$66.2	$60.0	$6.2	10%
Warranty	17.2	16.6	0.6	4%
Wholesale parts	5.4	5.2	0.2	4%
Parts and service gross profit, excluding reconditioning and preparation	$88.8	$81.8	$7.0	9%
Parts and service gross margin, excluding reconditioning and preparation	46.9%	46.3%	0.6%
Reconditioning and preparation	$29.2	$28.5	$0.7	2%
Total parts and service gross profit	$118.0	$110.3	$7.7	7%
Total parts and service gross margin	62.4%	62.4%	—%

Same Store:
Parts and service revenue	$184.5	$169.5	$15.0	9%
Parts and service gross profit:
Customer pay	$65.0	$58.4	$6.6	11%
Warranty	16.5	15.4	1.1	7%
Wholesale parts	5.2	4.9	0.3	6%
Parts and service gross profit, excluding reconditioning and preparation	$86.7	$78.7	$8.0	10%
Parts and service gross margin, excluding reconditioning and preparation	47.0%	46.4%	0.6%
Reconditioning and preparation	$28.4	$27.4	$1.0	4%
Total parts and service gross profit	$115.1	$106.1	$9.0	8%
Total parts and service gross margin	62.4%	62.6%	(0.2)%
The $12.5 million (7%) increase in parts and service revenue was the result of (i) a $9.6 million (8%) increase in customer pay revenue, (ii) a $2.4 million (8%) increase in warranty revenue, and (iii) a $0.5 million (2%) increase in wholesale parts revenue. Same store parts and service revenue increased by $15.0 million (9%) from $169.5 million for the three months ended March 31, 2015 to $184.5 million for the three months ended March 31, 2016. The increase in same store parts and service revenue was due to (i) a $10.5 million (9%) increase in customer pay revenue, (ii) a $3.5 million (12%) increase in warranty revenue, and (iii) a $1.0 million (4%) increase in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $7.0 million (9%) to $88.8 million and same store gross profit, excluding reconditioning and preparation, increased by $8.0 million (10%). The increases in gross profit, due primarily to increases in customer pay and warranty gross profit, resulted in a 60 basis point increase in the associated gross profit margin. Our customer pay and our warranty businesses have continued to benefit from the recent trend of increasing new vehicle automobile sales; additionally, our customer pay business has benefited from our customer retention initiatives and our warranty business has benefited from manufacturer recalls due to vehicle safety related concerns.

We continue to focus on increasing our parts and service revenue, specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$62.3	$61.2	$1.1	2%
Finance and insurance, net per vehicle sold	$1,424	$1,375	$49	4%

Same Store:
Finance and insurance, net	$60.4	$59.2	$1.2	2%
Finance and insurance, net per vehicle sold	$1,425	$1,382	$43	3%
F&I increased by $1.1 million (2%) during the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. Same store F&I increased by $1.2 million (2%) due primarily to a $43 (3%) increase in same store F&I per vehicle sold. During the three months ended March 31, 2016, we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of our broad array of F&I products, and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs, which included implementing a certification process and certain best practices initiatives.
Selling, General, and Administrative Expense—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2016	% of Gross Profit	2015	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$85.8	32.9%	$81.9	31.9%	$3.9	1.0%
Sales compensation	27.1	10.4%	27.0	10.5%	0.1	(0.1)%
Share-based compensation	3.6	1.4%	3.3	1.3%	0.3	0.1%
Outside services	18.8	7.2%	18.4	7.2%	0.4	—%
Advertising	8.1	3.1%	9.0	3.5%	(0.9)	(0.4)%
Rent	7.8	3.0%	7.7	3.0%	0.1	—%
Utilities	3.8	1.5%	4.2	1.6%	(0.4)	(0.1)%
Insurance	4.1	1.6%	3.1	1.2%	1.0	0.4%
Other	22.1	8.4%	21.1	8.3%	1.0	0.1%
Selling, general, and administrative expense	$181.2	69.5%	$175.7	68.5%	$5.5	1.0%
Gross profit	$260.8		$256.4

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2016	% of Gross Profit	2015	% of Gross Profit
	(Dollars in millions)
Same Store:
Personnel costs	$83.5	32.9%	$78.8	31.8%	$4.7	1.1%
Sales compensation	26.3	10.4%	26.0	10.5%	0.3	(0.1)%
Share-based compensation	3.6	1.4%	3.3	1.3%	0.3	0.1%
Outside services	18.2	7.2%	17.7	7.1%	0.5	0.1%
Advertising	7.9	3.1%	8.5	3.4%	(0.6)	(0.3)%
Rent	7.8	3.1%	7.7	3.1%	0.1	—%
Utilities	3.8	1.5%	4.1	1.7%	(0.3)	(0.2)%
Insurance	4.0	1.6%	3.0	1.2%	1.0	0.4%
Other	21.8	8.6%	20.0	8.1%	1.8	0.5%
Selling, general, and administrative expense	$176.9	69.8%	$169.1	68.2%	$7.8	1.6%
Gross profit	$253.6		$248.0
SG&A expense as a percentage of gross profit was 69.5% for the three months ended March 31, 2016 compared to 68.5% for the three months ended March 31, 2015. The 100 basis point increase was primarily attributable to an increase in personnel costs as a percentage of gross profit. Same store SG&A expense as a percentage of gross profit increased by 160 basis points from 68.2% for the three months ended March 31, 2015 to 69.8% for the three months ended March 31, 2016, primarily driven by an increase in personnel costs as a percentage of gross profit. Additionally, on an as reported and same store basis, insurance expense increased $1.0 million due primarily to hail storm damage at certain dealerships located in Texas. We continue to be engaged in numerous productivity initiatives designed to reduce our fixed cost structure and we continue to focus on refining our centralized business processes to further enhance our performance.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. During the three months ended March 31, 2016, we recognized a $1.5 million non-cash real estate related impairment charge and a $1.9 million non-cash charge associated with the accelerated rental expense for an abandoned rental property.
Other Interest Expense —
Other interest expense increased $3.1 million (30%) from $10.3 million for the three months ended March 31, 2015 to $13.4 million for the three months ended March 31, 2016. The increase in interest expense during the three months ended March 31, 2016, was primarily the result of the add-on issuance of $200.0 million of our 6.0% Senior Subordinated Notes due 2024, which we completed in October 2015.
Income Tax Expense—
The $3.3 million (15%) decrease in income tax expense was primarily a result of the $8.1 million (14%) decrease in income before income taxes for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our effective tax rate was 38.2% for the three months ended March 31, 2016 compared to 38.5% for the three months ended March 31, 2015. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2016, we had total available liquidity of $363.1 million, which consisted of cash and cash equivalents of $4.4 million, $93.1 million of available funds in our floor plan offset account, and borrowing availability of $165.6 million and $100.0 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of March 31, 2016, these financial covenants did not further limit our availability under our other credit facilities. For more information on our financial covenants, see “Covenants” below.

We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our revolving credit facilities, our floor plan facilities, our Real Estate Credit Agreement, our Restated Master Loan Agreement (described below), and our mortgage financings, (iv) amounts in our new vehicle floor plan notes payable offset account, and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
We currently have the following material credit facilities, floor plan facilities, Real Estate Credit Agreement, Restated Master Loan Agreement, mortgage notes and senior subordinated notes. For a more detailed description of the material terms of our senior secured credit facilities, Real Estate Credit Agreement, Restated Master Loan Agreement, mortgage notes and senior subordinated notes, refer to the “Long-Term Debt” footnote included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”).

•
Restated Credit Agreement — We and certain of our subsidiaries are party to a credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the other agents and lenders party thereto (the “Restated Credit Agreement”). The Restated Credit Agreement provides for our senior secured credit facilities, consisting of:

•
Revolving credit facility — a $175.0 million senior secured revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. Our borrowing capacity under the revolving credit facility is limited by a borrowing base calculation and any outstanding letters of credit. Borrowings under the revolving credit facility bear interest, at our option, based on LIBOR plus 1.75% to 2.75% or the Base Rate plus 0.75% to 1.75%, in each case based on our total lease adjusted leverage ratio. The Base Rate is the highest of the (i) Bank of America prime rate, (ii) Federal Funds rate plus 0.50%, and (iii) one month LIBOR plus 1.00%. In addition to the payment of interest on borrowings outstanding, we are required to pay a commitment fee ranging from 0.30% to 0.50% per annum, based on our total lease adjusted leverage ratio. As of March 31, 2016, we had $9.4 million in outstanding letters of credit, resulting in $165.6 million of borrowing availability under our revolving credit facility. There were no amounts drawn under our revolving credit facility as of March 31, 2016.

•
New vehicle floor plan facilities — an $825.0 million senior secured new vehicle revolving floor plan facility to finance the acquisition of new vehicle inventory. In connection with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash to an account as an offset to our outstanding floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in floor plan interest expense on our Condensed Consolidated Statements of Income. Borrowings under the new vehicle revolving floor plan facility bear interest, at our option, based on LIBOR plus 1.25% or the Base Rate plus 0.25%. In addition to the payment of interest on borrowings outstanding, we are required to pay a commitment fee of 0.20% per annum on the total commitments under the new vehicle floor plan facility. As of March 31, 2016, we had $655.0 million outstanding under our senior secured new vehicle revolving floor plan facility, net of the $93.1 million in our floor plan offset account.

•
Used vehicle floor plan facility — a $100.0 million senior secured used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Borrowings under the used vehicle revolving floor plan facility bear interest, at our option, based on LIBOR plus 1.50% or the Base Rate plus 0.50%. In addition to the payment of interest on borrowings outstanding, we are required to pay a commitment fee of 0.25% per annum on the total commitments under the used vehicle floor plan facility. Our borrowing capacity under the used vehicle floor plan facility is limited by a borrowing base calculation. There were no amounts drawn under our revolving credit facility, nor any borrowing base limitations as of March 31, 2016.

Each of the above provisions is subject to limitations on borrowing availability as set out in the Restated Credit Agreement. The Restated Credit Agreement matures, and all amounts outstanding thereunder will be due and payable, on August 8, 2018.

•
Manufacturer affiliated new vehicle floor plan and other financing facilities — We also have a floor plan facility with the Ford Motor Credit Company (“Ford Credit”) to purchase new Ford and Lincoln vehicle inventory. As of March 31, 2016, we had $158.7 million outstanding under our floor plan facility with Ford Credit. Additionally, we have facilities with certain manufacturers for the financing of loaner vehicles, which are presented within Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
Real Estate Credit Agreement — a real estate term loan credit agreement with an initial principal value of $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of March 31, 2016, the outstanding balance under the real estate credit agreement was $63.1 million. There is no further borrowing availability under this agreement.

•
Restated Master Loan Agreement — provides for term loans to certain of our subsidiaries in an aggregate amount not to exceed $100.0 million. Borrowings under the Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the Master Loan Agreement. As of March 31, 2016, we had $97.5 million of mortgage note obligations outstanding under this facility, of which $5.0 million is classified as Liabilities Associated with Assets Held for Sale in our Condensed Consolidated Balance Sheets. There is no further borrowing availability under this facility.

•
Mortgage notes — as of March 31, 2016, we had $192.5 million of mortgage note obligations (excluding amounts outstanding under our Real Estate Credit Agreement and Restated Master Loan Agreement). These obligations are collateralized by the associated real estate at our dealership locations.

•
6.0% Senior Subordinated Notes due 2024 (“6.0% Notes”) — as of March 31, 2016 we had $600.0 million in aggregate principal amounts of our 6.0% Notes outstanding. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024.

Covenants
We are subject to a number of customary covenants in our various debt and lease agreements. We are in compliance with all of our covenants as of March 31, 2016.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the “Repurchase Program”). On January 27, 2016, our Board of Directors reset our Repurchase Program to $300.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.
 During the three months ended March 31, 2016, we repurchased 1,782,398 shares of our common stock under the Repurchase Program for a total of $101.9 million. As of March 31, 2016, we had remaining authorization to repurchase $198.1 million in shares of our common stock under the Repurchase Program.
During the three months ended March 31, 2016, we repurchased 61,344 shares of our common stock for $3.2 million from employees in connection with a net share settlement feature of employee equity-based awards.
Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle (“Non-Trade”), and all floor plan notes payable relating to used vehicles (together referred to as “Floor Plan Notes Payable—Non-Trade”), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as “Floor Plan Notes Payable—Trade”) is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying Condensed Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
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
Cash provided by operating activities, as adjusted, includes borrowings and repayments of floor plan notes payable to lenders not affiliated with the manufacturer from which we purchase the related new vehicles. Cash provided by operating activities, as adjusted, has material limitations, and therefore, may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures.
We have provided below a reconciliation of cash flow from operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory, were classified as an operating activity.

	For the Three Months Ended March 31,
	2016	2015
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$45.0	$80.1
New vehicle floor plan borrowings—non-trade, net	81.6	29.8
Cash provided by operating activities, as adjusted	$126.6	$109.9
Operating Activities—
Net cash provided by operating activities totaled $45.0 million and $80.1 million, for the three months ended March 31, 2016 and 2015, respectively. Net cash provided by operating activities, as adjusted, totaled $126.6 million and $109.9 million for the three months ended March 31, 2016 and 2015, respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, and changes in floor plan notes payable—non-trade.
The $16.7 million increase in our net cash provided by operating activities, as adjusted, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily the result of the following:

•	$55.2 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2016 as compared to 2015;

•	$5.4 million related to an decrease in inventory, net of floor plan notes payable; and

•	$5.1 million related to the non-cash adjustments to net income and the change in other long-term assets and liabilities.
The increase in our cash provided by operating activities, as adjusted, was partially offset by the following:

•	$33.1 million related to a decrease in accounts payable and accrued liabilities; and

•	$15.9 million related to the change in other current assets.

Investing Activities—
Net cash used in investing activities totaled $17.0 million and $10.4 million, for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures, excluding the purchase of real estate, were $9.8 million and $8.6 million for the three months ended March 31, 2016 and 2015, respectively. Purchases of real estate totaled $7.2 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

We expect that capital expenditures during 2016 will total approximately $80.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $26.4 million and $71.5 million for the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016 and 2015, we had non-trade floor plan borrowings of $948.5 million and $945.0 million, respectively, and non-trade floor plan repayments of $866.9 million and $907.2 million, respectively.
Repayments of borrowings totaled $3.1 million and $2.9 million, for the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016, we repurchased a total of 1,782,398 shares of our common stock under our Repurchase Program for a total of $101.9 million and 61,344 shares of our common stock for $3.2 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 8 “Commitments and Contingencies” of the Notes hereto.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $807.9 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of March 31, 2016, a 100 basis point change in interest rates could result in a change of as much as $8.1 million to our annual Other Interest Expense in our Condensed Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the three months ended March 31, 2016 and 2015, by $8.0 million and $7.3 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into a new interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $99.6 million as of March 31, 2016 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of March 31, 2016 was $66.8 million and will reduce over its remaining term to $38.7 million at maturity.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 30, 2014, our Board of Directors authorized our Repurchase Program. On January 27, 2016, our Board of Directors reset Repurchase Program to $300.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.
 During the three months ended March 31, 2016, we repurchased 1,782,398 shares of our common stock under the Repurchase Program for a total of $101.9 million. As of March 31, 2016 we had remaining authorization to repurchase $198.1 million in shares of our common stock under the Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
01/01/2016 - 01/31/2016	—	$—	—	$300.0
02/01/2016 - 02/29/2016	486,200	$51.34	486,200	$275.0
03/01/2016 - 03/31/2016	1,296,198	$59.36	1,296,198	$198.1

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date: April 27, 2016	By:	/s/ Craig T. Monaghan
	Name:	(Craig T. Monaghan)
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: April 27, 2016	By:	/s/ Keith R. Style
	Name:	(Keith R. Style)
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document