Form 10-Q
period 2016-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2016-07-27
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 26, 2016 was 22,163,860.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.8	$2.8
Contracts-in-transit	134.7	175.7
Accounts receivable, net	109.6	119.5
Inventories	989.5	917.2
Deferred income taxes	11.7	11.8
Assets held for sale	35.0	27.6
Other current assets	97.2	88.4
Total current assets	1,379.5	1,343.0
PROPERTY AND EQUIPMENT, net	803.5	772.8
GOODWILL	130.2	130.2
INTANGIBLE FRANCHISE RIGHTS	48.5	48.5
OTHER LONG-TERM ASSETS	10.4	11.4
Total assets	$2,372.1	$2,305.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade	$156.3	$138.8
Floor plan notes payable—non-trade, net	727.3	573.4
Current maturities of long-term debt	14.6	13.9
Accounts payable and accrued liabilities	270.8	281.7
Liabilities associated with assets held for sale	4.9	—
Total current liabilities	1,173.9	1,007.8
LONG-TERM DEBT	927.9	940.4
DEFERRED INCOME TAXES	13.7	13.7
OTHER LONG-TERM LIABILITIES	37.0	29.5
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 40,751,939 and 40,507,313 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	543.5	537.2
Retained earnings	512.0	444.3
Treasury stock, at cost; 18,591,473 and 15,696,543 shares, respectively	(829.3)	(663.9)
Accumulated other comprehensive loss	(7.0)	(3.5)
Total shareholders’ equity	219.6	314.5
Total liabilities and shareholders’ equity	$2,372.1	$2,305.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
New vehicle	$897.0	$926.2	$1,735.4	$1,756.7
Used vehicle	470.2	507.6	931.1	981.0
Parts and service	195.3	188.2	384.5	364.9
Finance and insurance, net	64.9	67.6	127.2	128.8
TOTAL REVENUE	1,627.4	1,689.6	3,178.2	3,231.4
COST OF SALES:
New vehicle	849.5	875.6	1,643.2	1,656.5
Used vehicle	436.0	473.9	861.1	912.0
Parts and service	74.3	68.8	145.5	135.2
TOTAL COST OF SALES	1,359.8	1,418.3	2,649.8	2,703.7
GROSS PROFIT	267.6	271.3	528.4	527.7
OPERATING EXPENSES (INCOME):
Selling, general, and administrative	182.3	181.9	363.5	357.6
Depreciation and amortization	7.7	7.2	15.2	14.5
Other operating (income) expense, net	(0.5)	—	2.7	0.3
INCOME FROM OPERATIONS	78.1	82.2	147.0	155.3
OTHER EXPENSES:
Floor plan interest expense	5.0	4.0	9.4	7.9
Other interest expense, net	13.4	10.5	26.8	20.8
Swap interest expense	0.8	0.5	1.6	1.0
Total other expenses, net	19.2	15.0	37.8	29.7
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	58.9	67.2	109.2	125.6
Income tax expense	22.3	26.1	41.5	48.6
INCOME FROM CONTINUING OPERATIONS	36.6	41.1	67.7	77.0
Discontinued operations, net of tax	0.1	—	—	—
NET INCOME	$36.7	$41.1	$67.7	$77.0
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.66	$1.53	$2.92	$2.84
Discontinued operations	—	—	—	—
Net income	$1.66	$1.53	$2.92	$2.84
Diluted—
Continuing operations	$1.65	$1.52	$2.91	$2.82
Discontinued operations	—	—	—	—
Net income	$1.65	$1.52	$2.91	$2.82
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22.1	26.8	23.2	27.1
Restricted stock	0.0	0.1	0.0	0.1
Performance share units	0.1	0.1	0.1	0.1
Diluted	22.2	27.0	23.3	27.3

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$36.7	$41.1	$67.7	$77.0
Other comprehensive loss:
Change in fair value of cash flow swaps	(1.7)	—	(5.8)	(1.0)
Income tax benefit associated with cash flow swaps	0.7	—	2.3	0.4
Comprehensive income	$35.7	$41.1	$64.2	$76.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$67.7	$77.0
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	15.2	14.5
Stock-based compensation	6.1	5.3
Deferred income taxes	2.4	0.1
Impairment expenses	1.5	—
Loaner vehicle amortization	10.3	8.6
Excess tax benefit on share-based arrangements	(0.2)	(4.5)
Other adjustments, net	3.1	1.8
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	41.0	8.9
Accounts receivable	10.1	7.6
Inventories	(17.2)	11.6
Other current assets	(73.9)	(57.0)
Floor plan notes payable—trade, net	17.5	(5.9)
Accounts payable and accrued liabilities	(14.6)	19.3
Other long-term assets and liabilities, net	0.6	1.9
Net cash provided by operating activities	69.6	89.2
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(28.7)	(20.0)
Capital expenditures—real estate	(10.6)	(22.4)
Purchases of previously leased real estate	(12.5)	—
Acquisitions	—	(67.4)
Proceeds from the sale of assets	—	2.3
Net cash used in investing activities	(51.8)	(107.5)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	1,942.5	2,090.0
Floor plan borrowings—acquisitions	—	16.7
Floor plan repayments—non-trade	(1,788.6)	(2,006.3)
Proceeds from borrowings	—	82.9
Repayments of borrowings	(7.2)	(5.8)
Payment of debt issuance costs	(0.3)	(1.3)
Repurchases of common stock, including those associated with net share settlement of employee share-based awards	(165.4)	(163.4)
Excess tax benefit on share-based arrangements	0.2	4.5
Net cash (used in) provided by financing activities	(18.8)	17.3
Net decrease in cash and cash equivalents	(1.0)	(1.0)
CASH AND CASH EQUIVALENTS, beginning of period	2.8	2.9
CASH AND CASH EQUIVALENTS, end of period	$1.8	$1.9

See Note 9 “Supplemental Cash Flow Information” for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 99 new vehicle franchises (82 dealership locations) in 17 metropolitan markets within nine states as of June 30, 2016. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of June 30, 2016, we offered 28 brands of new vehicles and our new vehicle revenue brand mix consisted of 45% imports, 34% luxury, and 21% domestic brands. We also operated 25 collision repair centers that serve customers in our local markets.
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

In addition, as of June 30, 2016 we owned and operated three stand-alone used vehicle stores under the “Q auto” brand name in Florida.

Our operating results are generally subject to changes in the economic environment as well as seasonal variations. Historically, we have generated more revenue and operating income in the second, third, and fourth quarters than in the first quarter of the calendar year. Generally, the seasonal variations in our operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers and consumer buying patterns, among other things.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the Condensed Consolidated Financial Statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, have been included. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property, and equipment. The new standard will become effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within that year. The standard can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the standard is permitted, but not before annual reporting periods beginning on or after December 15, 2016. We continue to evaluate the expected impact of adopting this new guidance on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost or net realizable value. Application of the standard, which is required to be applied prospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. We are currently evaluating the expected impact of adopting this new guidance on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the tax paying jurisdiction. Application of the standard, which allows for early adoption, can be applied prospectively or retrospectively, and is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. We are currently evaluating the expected impact of adopting this new guidance on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a new standard on lease accounting. The new standard will supersede the existing lease accounting guidance and apply to all entities. The guidance defines new principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The new standard will become effective for annual reporting periods beginning on or after December 15, 2018 and for interim periods within that year. Early adoption of this standard is permitted and adoption is required to be done using a modified retrospective approach. We are currently evaluating the expected impact of adopting this new guidance on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Application of the standard is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. Further, application can be either prospective or retrospective depending on each of the provisions in the guidance. We are currently evaluating the expected impact of adopting this new guidance on our consolidated financial statements.

3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In millions)
Vehicle receivables	$44.4	$46.3
Manufacturer receivables	36.3	43.1
Other trade receivables	30.0	31.4
Total accounts receivable	110.7	120.8
Less—Allowance for doubtful accounts	(1.1)	(1.3)
Accounts receivable, net	$109.6	$119.5
4. INVENTORIES
Inventories consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In millions)
New vehicles	$786.0	$739.2
Used vehicles	159.0	134.1
Parts and accessories	44.5	43.9
Total inventories	$989.5	$917.2
The lower of cost or market reserves reduced total inventory cost by $5.6 million and $6.2 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, certain automobile manufacturer incentives reduced new vehicle inventory cost by $9.9 million and $9.6 million, respectively, and reduced New Vehicle Cost of Sales on the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2016 and June 30, 2015 by $19.3 million and $18.0 million, respectively.
5. ASSETS AND LIABILITIES HELD FOR SALE
During the six months ended June 30, 2016, we reclassified one vacant property with a net book value of $7.4 million to assets held for sale and the related $4.9 million mortgage on this property to liabilities associated with assets held for sale. In connection with the reclassification of the property, we recorded $1.5 million of impairment expense based on the third-party broker opinion of value. This impairment expense was recorded in Other Operating Expense, net in our accompanying Condensed Consolidated Statements of Income.
Assets held for sale, comprising real estate not currently used in our operations, totaled $35.0 million and $27.6 million as of June 30, 2016 and December 31, 2015, respectively. Additionally, there were $4.9 million of liabilities associated with our real estate assets held for sale as of June 30, 2016 and no liabilities associated with our real estate assets held for sale as December 31, 2015.
6. FLOOR PLAN NOTES PAYABLE—NON-TRADE
Floor plan notes payable—non-trade consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In millions)
Floor plan notes payable—non-trade	$732.5	$710.8
Floor plan notes payable offset account	(5.2)	(137.4)
Total floor plan notes payable—non-trade, net	$727.3	$573.4

In connection with our non-trade new vehicle floor plan facility, we have established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable. These transfers reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset account into our operating cash accounts within one to two days. As of June 30, 2016 and December 31, 2015 we had $5.2 million and $137.4 million, respectively, in this floor plan offset account.
7. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed and variable rates	190.7	194.3
Real estate credit agreement	62.2	64.0
Restated master loan agreement (a)	91.3	97.9
Capital lease obligations	3.4	3.5
Total debt outstanding	947.6	959.7
Add: unamortized premium on 6.0% Senior Subordinated Notes due 2024	8.0	8.4
Less: debt issuance costs	(13.1)	(13.8)
Long-term debt, including current portion	942.5	954.3
Less: current portion	(14.6)	(13.9)
Long-term debt	$927.9	$940.4
_____________________________

(a)	Restated master loan agreement does not include a $4.9 million mortgage note payable classified as Liabilities Associated with Assets Held for Sale as of June 30, 2016.

We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of June 30, 2016, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
8. FINANCIAL INSTRUMENTS AND FAIR VALUE
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
Level 2-Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include interest rate swap instruments, exchange-traded debt securities that are not actively traded or do not have a high trading volume, mortgage notes payable, and the assessment of impairment for manufacturer franchise rights.
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
Financial instruments consist primarily of cash and cash equivalents, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable, and interest rate swap instruments. The carrying values of our financial instruments, with the exception of subordinated long-term debt and mortgage notes payable, approximate fair value due to (i) their short-term nature, (ii) recently completed market transactions, or (iii) existence of variable interest rates, which approximate market rates. The fair value of our subordinated long-term debt is based on reported market prices in an inactive market which reflects Level 2 inputs. We estimate the fair value of our mortgage notes payable using a present value technique based on current market interest rates for similar types of financial instruments which reflect Level 2 inputs. A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of
	June 30, 2016	December 31, 2015
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$608.0	$608.4
Mortgage notes payable (a)	344.2	356.2
Total carrying value	$952.2	$964.6

Fair Value:
6.0% Senior Subordinated Notes due 2024	$604.5	$618.0
Mortgage notes payable (a)	366.1	362.6
Total fair value	$970.6	$980.6
_____________________________

(a)	Mortgage notes payable do not include mortgages with a $4.9 million carrying value classified as Liabilities Associated with Assets Held for Sale as of June 30, 2016.

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $98.2 million as of June 30, 2016 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional value of this swap as of June 30, 2016 was $65.8 million and the notional value will reduce over its remaining term to $38.7 million at maturity.

The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value liabilities related to the swaps as of June 30, 2016 and December 31, 2015, were $11.8 million and $6.0 million, respectively. The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	June 30, 2016	December 31, 2015
	(In millions)
Accounts payable and accrued liabilities	$3.0	$2.8
Other long-term Liabilities	8.8	3.2
Total fair value	$11.8	$6.0
Both of our interest rate swaps qualify for cash flow hedge accounting treatment. During the three and six months ended June 30, 2016 and 2015, neither of our cash flow swaps contained any ineffectiveness, nor was any ineffectiveness recognized in earnings. Information about the effect of our interest rate swap agreements on the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, is as follows (in millions):

For the Three Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Amount Reclassified from Accumulated Other Comprehensive Loss to Earnings–Active Swaps
2016	$(2.5)	Swap interest expense	$(0.8)
2015	$(0.5)	Swap interest expense	$(0.5)

For the Six Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Amount Reclassified from Accumulated Other Comprehensive Loss to Earnings–Active Swaps
2016	$(7.4)	Swap interest expense	$(1.6)
2015	$(2.0)	Swap interest expense	$(1.0)

 On the basis of yield curve conditions as of June 30, 2016 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $3.0 million.
9. SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2016 and 2015, we made interest payments, including amounts capitalized, totaling $36.7 million and $29.2 million, respectively. Included in these interest payments are $9.2 million and $8.0 million, of floor plan interest payments during the six months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016 and 2015, we made income tax payments, net of refunds received, totaling $46.5 million and $29.1 million, respectively.
During the six months ended June 30, 2016 and 2015, we transferred $54.9 million and $54.4 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.
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
We had $9.4 million of letters of credit outstanding as of June 30, 2016, which are required by certain of our insurance providers. In addition, as of June 30, 2016, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
11. SUBSEQUENT EVENTS
On July 25, 2016, the Company and certain of its subsidiaries entered into a second amended and restated senior secured credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the other lenders party thereto (the “2016 Senior Credit Facility”). The 2016 Senior Credit Facility amended and restated the Company's pre-existing senior secured credit agreement, dated as of August 8, 2013, by and among the Company and certain of its subsidiaries and Bank of America, as administrative agent, and the other agents and lenders party thereto (the “Restated Credit Agreement”).

The 2016 Senior Credit Facility provides for the following, in each case subject to limitations on availability as set forth therein:

•	a $250.0 million revolving credit facility (the “Revolving Credit Facility”) with a $50.0 million sublimit for letters of credit;

•	a $900.0 million new vehicle revolving floor plan facility (the “New Vehicle Floor Plan Facility”); and

•	a $150.0 million used vehicle revolving floor plan facility (the “Used Vehicle Floor Plan Facility”).

Subject to compliance with certain conditions, the agreement governing the 2016 Senior Credit Facility provides that the Company and its subsidiaries that are borrowers under the 2016 Senior Credit Facility (collectively, the “Borrowers”) have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $325.0 million in the aggregate without lender consent.

In addition to using proceeds from borrowings under the 2016 Senior Credit Facility to repay amounts outstanding under the Restated Credit Agreement, proceeds from borrowings from time to time under the (i) Revolving Credit Facility may be used for, among other things, acquisitions, working capital and capital expenditures; (ii) New Vehicle Floor Plan Facility may be used to finance the acquisition of new vehicle inventory and to refinance new vehicle inventory at acquired dealerships; and (iii) Used Vehicle Floor Plan Facility may be used to finance the acquisition of used vehicle inventory and for, among other things, other working capital and capital expenditures.

Borrowings under the 2016 Senior Credit Facility bear interest, at the option of the Company, based on the London Interbank Offered Rate (“LIBOR”) or the Base Rate, in each case plus an Applicable Margin. The Base Rate is the highest of the (i) Bank of America prime rate, (ii) Federal Funds rate plus 0.50%, and (iii) one month LIBOR plus 1.00%. Applicable Margin means (a) with respect to the Revolving Credit Facility, (i) until the Company delivers a certificate with respect to its total lease adjusted leverage ratio (as defined in the agreement governing the 2016 Senior Credit Facility) as of September 30, 2016 to Bank of America, as agent, 1.50% in the case of LIBOR loans and 0.50% in the case of Base Rate loans and (ii) thereafter a range from 1.25% to 2.50% for LIBOR loans and 0.25% to 1.50% for Base Rate loans, in each case based on the Company's total lease adjusted leverage ratio. Borrowings under the New Vehicle Floor Plan Facility bear interest, at the option of the Company, based on LIBOR plus 1.25% or the Base Rate plus 0.25%. Borrowings under the Used Vehicle Floor Plan Facility bear interest, at the option of the Company, based on LIBOR plus 1.50% or the Base Rate plus 0.50%.

In addition to the payment of interest on borrowings outstanding under the 2016 Senior Credit Facility, the Borrowers are required to pay a quarterly commitment fee on the total commitments thereunder. The fee for commitments under the Revolving Credit Facility is between 0.20% and 0.45% per year, based on the Company's total lease adjusted leverage ratio, and the fee for commitments under the New Vehicle Facility Floor Plan and the Used Vehicle Facility Floor Plan Facility is 0.15% per year.

The 2016 Senior Credit Facility matures, and all amounts outstanding thereunder will be due and payable, on July 25, 2021.

The representations and covenants contained in the agreement governing the 2016 Senior Credit Facility are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the agreement governing the 2016 Senior Credit Facility. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets.

The agreement governing the 2016 Senior Credit Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the Revolving Credit Facility or the Used Vehicle Floor Plan Facility could be, or result in, an event of default under the New Vehicle Floor Plan Facility, and vice versa. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the applicable facility.

The 2016 Senior Credit Facility is guaranteed by each existing, and will be guaranteed by each future, direct and indirect domestic subsidiary of the Company, other than, at the option of the Company, certain immaterial subsidiaries. The 2016 Senior Credit Agreement is also guaranteed by the Company. The obligations under each of the Revolving Credit Facility and the Used Vehicle Floor Plan Facility are collateralized by liens on substantially all of the present and future assets, other than real property, of the Company and the guarantors. The obligations under the New Vehicle Floor Plan Facility are collateralized by liens on substantially all of the present and future assets, other than real property, of the Borrowers under the New Vehicle Floor Plan Facility.

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
Certain of the discussions and information included or incorporated by reference in this report may constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position and our business strategy. Such statements can generally be identified by words such as “may,” “target,” “could,” “would,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” and other similar words or phrases. Forward-looking statements may also relate to our expectations and assumptions with respect to, among other things:

•	our ability to execute our business strategy;

•	the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the U.S.;

•	our ability to further improve our operating cash flows, and the availability of capital and liquidity;

•	our estimated future capital expenditures;

•	general economic conditions and its impact on our revenues and expenses;

•	our parts and service revenue due to, among other things, improvements in manufacturing quality;

•	the variable nature of significant components of our cost structure;

•	our ability to limit our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers’ willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to leverage our common systems, infrastructure and processes in a cost-efficient manner;

•	our capital allocation strategy, including as it relates to acquisitions and divestitures, stock repurchases, dividends and capital expenditures;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing at favorable rates;

•	the growth of import and luxury brands over the long-term;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our cash flow and net income as a result of the foregoing and other factors.
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
OVERVIEW
We are one of the largest automotive retailers in the United States. As of June 30, 2016 we owned and operated 99 new vehicle franchises (82 dealership locations), representing 28 brands of automobiles and 25 collision centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of June 30, 2016, our new vehicle revenue brand mix consisted of 45% imports, 34% luxury, and 21% domestic brands.
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

In addition, as of June 30, 2016 we owned and operated three stand-alone used vehicle stores under the “Q auto” brand name in Florida.
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
U.S. new vehicle SAAR during the six months ended June 30, 2016 was 17.2 million compared to 17.0 million during the six months ended June 30, 2015. The automotive retail business continues to benefit from the availability of credit to consumers and relatively low overall unemployment levels, fuel prices, and interest rates. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues and operating results to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter-to-quarter by changing economic conditions, vehicle manufacturer incentive programs, or adverse weather events.
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
We had total available liquidity of $272.6 million as of June 30, 2016, which consisted of cash and cash equivalents of $1.8 million, $5.2 million of funds in our floor plan offset account, and borrowing availability of $165.6 million and $100.0 million under our revolving credit facility and our used vehicle revolving floor plan facility, respectively. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$897.0	$926.2	$(29.2)	(3)%
Used vehicle	470.2	507.6	(37.4)	(7)%
Parts and service	195.3	188.2	7.1	4%
Finance and insurance, net	64.9	67.6	(2.7)	(4)%
TOTAL REVENUE	1,627.4	1,689.6	(62.2)	(4)%
GROSS PROFIT:
New vehicle	47.5	50.6	(3.1)	(6)%
Used vehicle	34.2	33.7	0.5	1%
Parts and service	121.0	119.4	1.6	1%
Finance and insurance, net	64.9	67.6	(2.7)	(4)%
TOTAL GROSS PROFIT	267.6	271.3	(3.7)	(1)%
OPERATING EXPENSES (INCOME):
Selling, general and administrative	182.3	181.9	0.4	—%
Depreciation and amortization	7.7	7.2	0.5	7%
Other operating income, net	(0.5)	—	(0.5)	—%
INCOME FROM OPERATIONS	78.1	82.2	(4.1)	(5)%
OTHER EXPENSES:
Floor plan interest expense	5.0	4.0	1.0	25%
Other interest expense, net	13.4	10.5	2.9	28%
Swap interest expense	0.8	0.5	0.3	60%
Total other expenses, net	19.2	15.0	4.2	28%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	58.9	67.2	(8.3)	(12)%
Income tax expense	22.3	26.1	(3.8)	(15)%
INCOME FROM CONTINUING OPERATIONS	36.6	41.1	(4.5)	(11)%
Discontinued operations, net of tax	0.1	—	0.1	—%
NET INCOME	$36.7	$41.1	$(4.4)	(11)%
Income from continuing operations per common share—Diluted	$1.65	$1.52	$0.13	9%
Net income per common share—Diluted	$1.65	$1.52	$0.13	9%

	For the Three Months Ended June 30,
	2016	2015
REVENUE MIX PERCENTAGES:
New vehicles	55.1%	54.8%
Used vehicle retail	25.7%	26.8%
Used vehicle wholesale	3.2%	3.3%
Parts and service	12.0%	11.1%
Finance and insurance, net	4.0%	4.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	17.8%	18.7%
Used vehicle retail	12.9%	12.9%
Used vehicle wholesale	(0.2)%	(0.5)%
Parts and service	45.2%	44.0%
Finance and insurance, net	24.3%	24.9%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.4%	16.1%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.1%	67.0%
Total revenue during the second quarter of 2016 decreased by $62.2 million (4%) compared to the the second quarter of 2015, due to a $37.4 million (7%) decrease in used vehicle revenue, a $29.2 million (3%) decrease in new vehicle revenue, and a $2.7 million (4%) decrease in F&I revenue, partially offset by a $7.1 million (4%) increase in parts and service revenue. During the three months ended June 30, 2016, gross profit decreased by $3.7 million (1%) driven by a $3.1 million (6%) decrease in new vehicle gross profit and a $2.7 million (4%) decrease in F&I gross profit, partially offset by a $1.6 million (1%) increase in parts and service gross profit and a $0.5 million (1%) increase in used vehicle gross profit.
Our total gross profit margin increased 30 basis points to 16.4%, primarily due to an increase in our used vehicle margins and the relative growth of our parts and service revenue. SG&A expenses increased by $0.4 million and when coupled with the decrease in gross profit, resulted in an increase in SG&A expenses as a percentage of gross profit of 110 basis points from 67.0% in the second quarter of 2015 to 68.1% in the second quarter of 2016.
Income from operations decreased by $4.1 million (5%), primarily due to the decrease in gross profit. Total other expenses increased by $4.2 million (28%) due primarily to higher interest expense, resulting in a decrease in income from continuing operations before income taxes of $8.3 million (12%). The decrease in income from continuing operations before income taxes resulted in a decrease in income tax expense of $3.8 million (15%). Net income decreased by $4.4 million (11%) during the second quarter of 2016 as compared to the second quarter of 2015.
We assess the organic growth of our revenue and gross profit on a same store basis. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

New Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$300.9	$323.2	$(22.3)	(7)%
Import	406.7	445.6	(38.9)	(9)%
Domestic	189.4	157.4	32.0	20%
Total new vehicle revenue	$897.0	$926.2	$(29.2)	(3)%
Gross profit:
Luxury	$20.9	$21.3	$(0.4)	(2)%
Import	17.6	20.5	(2.9)	(14)%
Domestic	9.0	8.8	0.2	2%
Total new vehicle gross profit	$47.5	$50.6	$(3.1)	(6)%
New vehicle units:
Luxury	5,782	6,366	(584)	(9)%
Import	14,808	16,574	(1,766)	(11)%
Domestic	5,175	4,459	716	16%
Total new vehicle units	25,765	27,399	(1,634)	(6)%

Same Store:
Revenue:
Luxury	$300.9	$312.8	$(11.9)	(4)%
Import	403.0	421.2	(18.2)	(4)%
Domestic	175.1	157.4	17.7	11%
Total new vehicle revenue	$879.0	$891.4	$(12.4)	(1)%
Gross profit:
Luxury	$20.9	$20.8	$0.1	—%
Import	17.4	19.2	(1.8)	(9)%
Domestic	8.1	8.8	(0.7)	(8)%
Total new vehicle gross profit	$46.4	$48.8	$(2.4)	(5)%
New vehicle units
Luxury	5,782	6,179	(397)	(6)%
Import	14,678	15,680	(1,002)	(6)%
Domestic	4,763	4,459	304	7%
Total new vehicle units	25,223	26,318	(1,095)	(4)%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2016	2015
As Reported:
Revenue per new vehicle sold	$34,815	$33,804	$1,011	3%
Gross profit per new vehicle sold	$1,844	$1,847	$(3)	—%
New vehicle gross margin	5.3%	5.5%	(0.2)%

Same Store:
Revenue per new vehicle sold	$34,849	$33,870	$979	3%
Gross profit per new vehicle sold	$1,840	$1,854	$(14)	(1)%
New vehicle gross margin	5.3%	5.5%	(0.2)%

New vehicle revenues decreased by $29.2 million (3%) primarily as a result of a 6% decrease in new vehicle units sold, partially offset by a $1,011 (3%) increase in revenue per new vehicle sold. Same store new vehicle revenue decreased by $12.4 million (1%) primarily as a result of a 4% decrease in new vehicle units sold, partially offset by a $979 (3%) increase in revenue per new vehicle sold.
U.S. new vehicle SAAR was 17.2 million for the three months ended June 30, 2016 compared to 17.1 million for the three months ended June 30, 2015. Same store unit volumes for domestic vehicles increased by 7%, while luxury and import unit volumes each decreased by 6%. Our luxury and import unit volumes were impacted during the three months ended June 30, 2016, due to certain dealership locations emphasizing gross profit per vehicle retailed which, in some cases, resulted in lower unit volumes. Same store new vehicle gross profit decreased by $2.4 million (5%), largely due to the 4% decrease in unit volumes and a decrease in our domestic vehicle margins. As such, same store new vehicle gross margin decreased by 20 basis to 5.3% for the three months ended June 30, 2016.
We believe that our new vehicle inventory continues to be well-aligned with current consumer demand, with approximately 83 days of supply in our inventory as of June 30, 2016.

Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$418.3	$451.8	$(33.5)	(7)%
Used vehicle wholesale revenues	51.9	55.8	(3.9)	(7)%
Used vehicle revenue	$470.2	$507.6	$(37.4)	(7)%
Gross profit:
Used vehicle retail gross profit	$34.8	$35.0	$(0.2)	(1)%
Used vehicle wholesale gross profit	(0.6)	(1.3)	0.7	54%
Used vehicle gross profit	$34.2	$33.7	$0.5	1%
Used vehicle retail units:
Used vehicle retail units	19,612	21,391	(1,779)	(8)%

Same Store:
Revenue:
Used vehicle retail revenues	$411.8	$429.3	$(17.5)	(4)%
Used vehicle wholesale revenues	51.4	52.6	(1.2)	(2)%
Used vehicle revenue	$463.2	$481.9	$(18.7)	(4)%
Gross profit:
Used vehicle retail gross profit	$34.1	$33.6	$0.5	1%
Used vehicle wholesale gross profit	(0.6)	(1.2)	0.6	50%
Used vehicle gross profit	$33.5	$32.4	$1.1	3%
Used vehicle retail units:
Used vehicle retail units	19,272	20,301	(1,029)	(5)%

Used Vehicle Metrics—

	For the Three Months Ended June 30,		Increase	% Change
	2016	2015
As Reported:
Revenue per used vehicle retailed	$21,329	$21,121	$208	1%
Gross profit per used vehicle retailed	$1,774	$1,636	$138	8%
Used vehicle retail gross margin	8.3%	7.7%	0.6%

Same Store:
Revenue per used vehicle retailed	$21,368	$21,147	$221	1%
Gross profit per used vehicle retailed	$1,769	$1,655	$114	7%
Used vehicle retail gross margin	8.3%	7.8%	0.5%

Used vehicle revenue decreased by $37.4 million (7%) as a result of a 8% decrease in used vehicle retail units sold, partially offset by a 1% increase in revenue per used used vehicle retailed. Same store used vehicle revenue decreased by $18.7 million (4%) due to a 5% decrease in used vehicle retail units sold, partially offset by a 1% increase in revenue per used used vehicle retailed. While same store used vehicle retail units sold decreased, we experienced a 7% increase in the gross profit per vehicle retailed, resulting in a 50 basis point increase in gross margin to 8.3% for the three months ended June 30, 2016. On a same store basis, our used vehicle gross margin improvement more than offset our used vehicle unit declines, resulting in a 3% increase in used vehicle gross profit.

We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 38 days of supply in our inventory as of June 30, 2016. Additionally, our days of supply was negatively impacted during the three months ended June 30, 2016 due to inventory associated with manufacturer stop-sale programs.
Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions)
As Reported:
Parts and service revenue	$195.3	$188.2	$7.1	4%
Parts and service gross profit:
Customer pay	$68.2	$64.8	$3.4	5%
Warranty	17.3	18.1	(0.8)	(4)%
Wholesale parts	5.1	5.4	(0.3)	(6)%
Parts and service gross profit, excluding reconditioning and preparation	$90.6	$88.3	$2.3	3%
Parts and service gross margin, excluding reconditioning and preparation	46.4%	46.9%	(0.5)%
Reconditioning and preparation	$30.4	$31.1	$(0.7)	(2)%
Total parts and service gross profit	$121.0	$119.4	$1.6	1%
Total parts and service gross margin	62.0%	63.4%	(1.4)%

Same Store:
Parts and service revenue	$192.2	$180.6	$11.6	6%
Parts and service gross profit:
Customer pay	$67.6	$62.7	$4.9	8%
Warranty	16.7	16.9	(0.2)	(1)%
Wholesale parts	5.1	5.1	—	—%
Parts and service gross profit, excluding reconditioning and preparation	$89.4	$84.7	$4.7	6%
Parts and service gross margin, excluding reconditioning and preparation	46.5%	46.9%	(0.4)%
Reconditioning and preparation	$29.8	$29.7	$0.1	—%
Total parts and service gross profit	$119.2	$114.4	$4.8	4%
Total parts and service gross margin	62.0%	63.3%	(1.3)%
The $7.1 million (4%) increase in parts and service revenue was the result of a $7.8 million (6%) increase in customer pay revenue and a $0.5 million (2%) increase in warranty revenue, partially offset by a $1.2 million (4%) decrease in wholesale parts revenue. Same store parts and service revenue increased by $11.6 million (6%) to $192.2 million during the three months ended June 30, 2016 from $180.6 million during the three months ended June 30, 2015. The increase in same store parts and service revenue is due to a $10.1 million (8%) increase in customer pay revenue and a $1.8 million (6%) increase in warranty revenue, partially offset by a $0.3 million (1%) decrease in wholesale parts revenue. On a same store basis our parts and service gross margin decreased by 130 basis points primarily due to a shift in parts and service revenue towards customer pay.
Parts and service gross profit, excluding reconditioning and preparation, increased by $2.3 million (3%) to $90.6 million and same store gross profit, excluding reconditioning and preparation, increased by $4.7 million (6%) to $89.4 million. The increase in same store gross profit is due to the increase in customer pay gross profit, which has continued to benefit from the recent trend of increasing new vehicle sales over the past few years. In addition, we continue to focus on increasing our parts and service revenue, specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$64.9	$67.6	$(2.7)	(4)%
Finance and insurance, net per vehicle sold	$1,430	$1,386	$44	3%

Same Store:
Finance and insurance, net	$63.9	$65.0	$(1.1)	(2)%
Finance and insurance, net per vehicle sold	$1,436	$1,394	$42	3%
F&I decreased by $2.7 million (4%) during the second quarter of 2016 as compared to the second quarter of 2015. Same store F&I decreased by $1.1 million (2%) due primarily to the decrease in new and used vehicles sold during the second quarter of 2016 compared to the second quarter of 2015. However, we experienced a $42 (3%) increase in same store F&I per vehicle sold to $1,436. During the second quarter of 2016, we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of our broad array of F&I products, and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs.
Selling, General and Administrative Expense—

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2016	% of Gross Profit	2015	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$84.9	31.7%	$83.6	30.8%	$1.3	0.9%
Sales compensation	28.1	10.5%	29.6	10.9%	(1.5)	(0.4)%
Share-based compensation	2.5	0.9%	2.0	0.7%	0.5	0.2%
Outside services	19.3	7.2%	18.7	6.9%	0.6	0.3%
Advertising	8.8	3.3%	10.0	3.7%	(1.2)	(0.4)%
Rent	7.6	2.8%	7.8	2.9%	(0.2)	(0.1)%
Utilities	3.6	1.3%	4.1	1.5%	(0.5)	(0.2)%
Insurance	5.5	2.1%	3.0	1.1%	2.5	1.0%
Other	22.0	8.3%	23.1	8.5%	(1.1)	(0.2)%
Selling, general and administrative expense	$182.3	68.1%	$181.9	67.0%	$0.4	1.1%
Gross profit	$267.6		$271.3

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2016	% of Gross Profit	2015	% of Gross Profit
	(Dollars in millions)
Same Store:
Personnel costs	$83.5	31.7%	$80.0	30.7%	$3.5	1.0%
Sales compensation	27.5	10.5%	28.4	10.9%	(0.9)	(0.4)%
Share-based compensation	2.5	1.0%	2.0	0.8%	0.5	0.2%
Outside services	19.0	7.2%	17.9	6.9%	1.1	0.3%
Advertising	8.6	3.3%	9.3	3.6%	(0.7)	(0.3)%
Rent	7.6	2.9%	7.7	3.0%	(0.1)	(0.1)%
Utilities	3.5	1.3%	3.9	1.5%	(0.4)	(0.2)%
Insurance	5.4	2.1%	2.9	1.1%	2.5	1.0%
Other	22.0	8.3%	22.2	8.4%	(0.2)	(0.1)%
Selling, general and administrative expense	$179.6	68.3%	$174.3	66.9%	$5.3	1.4%
Gross profit	$263.0		$260.6
SG&A expense as a percentage of gross profit was 68.1% for the second quarter of 2016 as compared to 67.0% for the second quarter of 2015. Same store SG&A expense as a percentage of gross profit has increased by 140 basis points, from 66.9% for the second quarter of 2015 to 68.3% for the second quarter of 2016. The increase in personnel costs was largely due to higher employee benefit costs. Insurance expense increased due primarily to hail storm damage at a dealership located in our St. Louis market and increased reserves in our other insurance programs. We continue to be engaged in numerous productivity initiatives designed to reduce our fixed cost structure and we continue to focus on refining our centralized business processes to further enhance our performance.
Other Interest Expense —
Other interest expense increased $2.9 million (28%) from $10.5 million during the second quarter of 2015 to $13.4 million during the second quarter of 2016. The increase in interest expense was primarily due to the add-on issuance of $200.0 million of our 6.0% Senior Subordinated Notes due 2024, which we completed in October 2015.
Income Tax Expense —
The $3.8 million (15%) decrease in income tax expense was primarily a result of the $8.3 million (12%) decrease in income from continuing operations before income taxes in the second quarter of 2016 as compared to the second quarter of 2015. During the second quarter of 2016 our effective tax rate was 37.9% compared to 38.8% for the second quarter of 2015. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$1,735.4	$1,756.7	$(21.3)	(1)%
Used vehicle	931.1	981.0	(49.9)	(5)%
Parts and service	384.5	364.9	19.6	5%
Finance and insurance, net	127.2	128.8	(1.6)	(1)%
TOTAL REVENUE	3,178.2	3,231.4	(53.2)	(2)%
GROSS PROFIT:
New vehicle	92.2	100.2	(8.0)	(8)%
Used vehicle	70.0	69.0	1.0	1%
Parts and service	239.0	229.7	9.3	4%
Finance and insurance, net	127.2	128.8	(1.6)	(1)%
TOTAL GROSS PROFIT	528.4	527.7	0.7	—%
OPERATING EXPENSES:
Selling, general, and administrative	363.5	357.6	5.9	2%
Depreciation and amortization	15.2	14.5	0.7	5%
Other operating expense, net	2.7	0.3	2.4	NM
INCOME FROM OPERATIONS	147.0	155.3	(8.3)	(5)%
OTHER EXPENSES:
Floor plan interest expense	9.4	7.9	1.5	19%
Other interest expense, net	26.8	20.8	6.0	29%
Swap interest expense	1.6	1.0	0.6	60%
Total other expenses, net	37.8	29.7	8.1	27%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	109.2	125.6	(16.4)	(13)%
Income tax expense	41.5	48.6	(7.1)	(15)%
INCOME FROM CONTINUING OPERATIONS	67.7	77.0	(9.3)	(12)%
Discontinued operations, net of tax	—	—	—	—%
NET INCOME	$67.7	$77.0	$(9.3)	(12)%
Income from continuing operations per common share—Diluted	$2.91	$2.82	$0.09	3%
Net income per common share—Diluted	$2.91	$2.82	$0.09	3%
______________________________
NM—Not Meaningful

	For the Six Months Ended June 30,
	2016	2015
REVENUE MIX PERCENTAGES:
New vehicle	54.6%	54.4%
Used vehicle retail	26.2%	26.9%
Used vehicle wholesale	3.1%	3.4%
Parts and service	12.1%	11.3%
Finance and insurance, net	4.0%	4.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	17.4%	19.0%
Used vehicle retail	13.2%	13.4%
Used vehicle wholesale	0.1%	(0.3)%
Parts and service	45.2%	43.5%
Finance and insurance, net	24.1%	24.4%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.6%	16.3%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.8%	67.8%
Total revenue during the six months ended June 30, 2016 decreased by $53.2 million (2%) compared to the six months ended June 30, 2015, due to a $49.9 million (5%) decrease in used vehicle revenue, a $21.3 million (1%) decrease in new vehicle revenue, and a $1.6 million (1%) decrease in F&I revenue, partially offset by a $19.6 million (5%) increase in parts and service revenue. The $0.7 million increase in gross profit during the six months ended June 30, 2016 was driven by a $9.3 million (4%) increase in parts and service gross profit and a $1.0 million (1%) increase in used vehicle gross profit, partially offset by a $8.0 million (8%) decrease in new vehicle gross profit and a $1.6 million (1%) decrease in F&I gross profit.
Our total gross profit margin increased 30 basis points to 16.6%, primarily due to an increase in our used vehicle margins and the relative growth of our parts and service revenue. SG&A expenses increased by $5.9 million (2%) resulting in an increase in SG&A expenses as a percentage of gross profit of 100 basis points from 67.8% for the six months ended June 30, 2015 to 68.8% for the six months ended June 30, 2016.
Income from operations decreased by $8.3 million (5%), primarily due to the increase in SG&A expenses. Total other expenses increased by $8.1 million (27%), resulting in a decrease in income from continuing operations before income taxes of $16.4 million (13%). The decrease in income from continuing operations before income taxes resulted in a decrease in income tax expense of $7.1 million (15%). Net income decreased by $9.3 million (12%) during six months ended June 30, 2016 as compared to six months ended June 30, 2015.
We assess the organic growth of our revenue and gross profit on a same store basis. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

New Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$591.5	$626.4	$(34.9)	(6)%
Import	778.8	823.0	(44.2)	(5)%
Domestic	365.1	307.3	57.8	19%
Total new vehicle revenue	$1,735.4	$1,756.7	$(21.3)	(1)%
Gross profit:
Luxury	$40.6	$43.2	$(2.6)	(6)%
Import	34.6	38.9	(4.3)	(11)%
Domestic	17.0	18.1	(1.1)	(6)%
Total new vehicle gross profit	$92.2	$100.2	$(8.0)	(8)%
New vehicle units:
Luxury	11,408	12,251	(843)	(7)%
Import	28,292	30,551	(2,259)	(7)%
Domestic	10,094	8,655	1,439	17%
Total new vehicle units	49,794	51,457	(1,663)	(3)%

Same Store:
Revenue:
Luxury	$591.5	$606.3	$(14.8)	(2)%
Import	765.5	780.6	(15.1)	(2)%
Domestic	334.6	307.3	27.3	9%
Total new vehicle revenue	$1,691.6	$1,694.2	$(2.6)	—%
Gross profit:
Luxury	$40.6	$42.1	$(1.5)	(4)%
Import	34.0	37.0	(3.0)	(8)%
Domestic	15.0	18.1	(3.1)	(17)%
Total new vehicle gross profit	$89.6	$97.2	$(7.6)	(8)%
New vehicle units:
Luxury	11,408	11,883	(475)	(4)%
Import	27,822	28,995	(1,173)	(4)%
Domestic	9,182	8,655	527	6%
Total new vehicle units	48,412	49,533	(1,121)	(2)%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2016	2015
As Reported:
Revenue per new vehicle sold	$34,852	$34,139	$713	2%
Gross profit per new vehicle sold	$1,852	$1,947	$(95)	(5)%
New vehicle gross margin	5.3%	5.7%	(0.4)%

Same Store:
Revenue per new vehicle sold	$34,942	$34,203	$739	2%
Gross profit per new vehicle sold	$1,851	$1,962	$(111)	(6)%
New vehicle gross margin	5.3%	5.7%	(0.4)%
New vehicle revenue decreased by $21.3 million (1%) primarily as a result of a 3% decrease in new vehicle units sold, partially offset by a $713 (2%) increase in revenue per new vehicle sold. Same store new vehicle revenue decreased by $2.6 million as a result of a 2% decrease in new vehicle units sold offset by a $739 (2%) increase in revenue per new vehicle sold.
U.S. new vehicle SAAR was 17.2 million for the six months ended June 30, 2016 compared to 17.0 million for the six months ended June 30, 2015. Our same store new vehicle unit volumes decreased by 2% for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. Further, same store unit volumes for domestic vehicles increased by 6%, while luxury and import unit volumes each decreased by 4%. Same store new vehicle gross profit decreased by $7.6 million (8%), largely due to the 2% decrease in unit volumes and a decrease in our domestic vehicle margins. As such, same store new vehicle gross margin has decreased by 40 basis to 5.3% for the six months ended June 30, 2016.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$831.4	$871.0	$(39.6)	(5)%
Used vehicle wholesale revenues	99.7	110.0	(10.3)	(9)%
Used vehicle revenue	$931.1	$981.0	$(49.9)	(5)%
Gross profit:
Used vehicle retail gross profit	$69.5	$70.4	$(0.9)	(1)%
Used vehicle wholesale gross profit	0.5	(1.4)	1.9	NM
Used vehicle gross profit	$70.0	$69.0	$1.0	1%
Used vehicle retail units:
Used vehicle retail units	39,348	41,858	(2,510)	(6)%

Same Store:
Revenue:
Used vehicle retail revenues	$814.3	$828.8	$(14.5)	(2)%
Used vehicle wholesale revenues	98.3	104.7	(6.4)	(6)%
Used vehicle revenue	$912.6	$933.5	$(20.9)	(2)%
Gross profit:
Used vehicle retail gross profit	$67.9	$67.5	$0.4	1%
Used vehicle wholesale gross profit	0.6	(1.2)	1.8	NM
Used vehicle gross profit	$68.5	$66.3	$2.2	3%
Used vehicle retail units:
Used vehicle retail units	38,358	39,737	(1,379)	(3)%
______________________________
NM—Not Meaningful

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Increase	% Change
	2016	2015
As Reported:
Revenue per used vehicle retailed	$21,129	$20,808	$321	2%
Gross profit per used vehicle retailed	$1,766	$1,682	$84	5%
Used vehicle retail gross margin	8.4%	8.1%	0.3%

Same Store:
Revenue per used vehicle retailed	$21,229	$20,857	$372	2%
Gross profit per used vehicle retailed	$1,770	$1,699	$71	4%
Used vehicle retail gross margin	8.3%	8.1%	0.2%
Used vehicle revenue decreased by $49.9 million (5%) as a result of the 6% decrease in used vehicle retail units sold, partially offset by an increase of $321 (2%) in revenue per used vehicle retailed. Same store used vehicle revenue decreased by $20.9 million (2%) due to a 3% decrease in used vehicle retail units sold, partially offset by a $372 (2%) increase in revenue per used vehicle retailed. While same store used vehicle retail units decreased, we experienced a 4% increase in the gross profit per vehicle retailed, resulting in a 20 basis point increase in gross margin to 8.3% for the six months ended June 30, 2016. On a same store basis, our used vehicle gross margin improvement more than offset our used vehicle unit declines, resulting in a 3% increase in used vehicle gross profit.

Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions)
As Reported:
Parts and service revenue	$384.5	$364.9	$19.6	5%
Parts and service gross profit:
Customer pay	$134.4	$124.8	$9.6	8%
Warranty	34.5	34.8	(0.3)	(1)%
Wholesale parts	10.5	10.6	(0.1)	(1)%
Parts and service gross profit, excluding reconditioning and preparation	$179.4	$170.2	$9.2	5%
Parts and service gross margin, excluding reconditioning and preparation	46.7%	46.6%	0.1%
Reconditioning and preparation	$59.6	$59.5	$0.1	—%
Total parts and service gross profit	$239.0	$229.7	$9.3	4%
Total parts and service gross margin	62.2%	62.9%	(0.7)%

Same Store:
Parts and service revenue	$376.6	$350.1	$26.5	8%
Parts and service gross profit:
Customer pay	$132.4	$121.0	$11.4	9%
Warranty	33.3	32.3	1.0	3%
Wholesale parts	10.3	10.1	0.2	2%
Parts and service gross profit, excluding reconditioning and preparation	$176.0	$163.4	$12.6	8%
Parts and service gross margin, excluding reconditioning and preparation	46.7%	46.7%	—%
Reconditioning and preparation	$58.1	$57.1	$1.0	2%
Total parts and service gross profit	$234.1	$220.5	$13.6	6%
Total parts and service gross margin	62.2%	63.0%	(0.8)%
The $19.6 million (5%) increase in parts and service revenue was the result of a $17.5 million (7%) increase in customer pay revenue and a $2.8 million (4%) increase in warranty revenue, partially offset by a $0.7 million (1%) decrease in wholesale parts revenue. Same store parts and service revenue increased by $26.5 million (8%) from $350.1 million for the six months ended June 30, 2015 to $376.6 million for the six months ended June 30, 2016. The increase in same store parts and service revenue was due to a $20.5 million (9%) increase in customer pay revenue, a $5.4 million (9%) increase in warranty revenue, and a $0.6 million (1%) increase in wholesale parts revenue. On a same store basis our parts and service gross margin decreased by 80 basis points primarily due to a shift in parts and service revenue towards customer pay.
Parts and service gross profit, excluding reconditioning and preparation, increased by $9.2 million (5%) to $179.4 million and same store gross profit, excluding reconditioning and preparation, increased by $12.6 million (8%) to $176.0 million. The increase in same store gross profit is due to the increase in customer pay gross profit, which has continued to benefit from the recent trend of increasing new vehicle sales over the past few years. In addition, we continue to focus on increasing our parts and service revenue, specifically our customer pay business, over the long-term by (i) continuing to invest in additional service capacity, where appropriate, (ii) upgrading equipment, (iii) focusing on improving customer retention and customer satisfaction and (iv) capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$127.2	$128.8	$(1.6)	(1)%
Finance and insurance, net per vehicle sold	$1,427	$1,380	$47	3%

Same Store:
Finance and insurance, net	$124.2	$124.1	$0.1	—%
Finance and insurance, net per vehicle sold	$1,431	$1,390	$41	3%
F&I decreased by $1.6 million (1%) during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. Same store F&I increased by $0.1 million due to a $41 (3%) increase in same store F&I per vehicle sold to $1,431, offset by the decrease in new and used vehicles sold during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of our broad array of F&I products, and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs.
Selling, General, and Administrative Expense—

	For the Six Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2016	% of Gross Profit	2015	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$170.7	32.3%	$165.5	31.4%	$5.2	0.9%
Sales compensation	55.2	10.4%	56.6	10.7%	(1.4)	(0.3)%
Share-based compensation	6.1	1.2%	5.3	1.0%	0.8	0.2%
Outside services	38.0	7.2%	37.0	7.0%	1.0	0.2%
Advertising	16.9	3.2%	19.0	3.6%	(2.1)	(0.4)%
Rent	15.4	2.9%	15.5	2.9%	(0.1)	—%
Utilities	7.4	1.4%	8.3	1.6%	(0.9)	(0.2)%
Insurance	9.6	1.8%	6.1	1.2%	3.5	0.6%
Other	44.2	8.4%	44.3	8.4%	(0.1)	—%
Selling, general, and administrative expense	$363.5	68.8%	$357.6	67.8%	$5.9	1.0%
Gross profit	$528.4		$527.7

	For the Six Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2016	% of Gross Profit	2015	% of Gross Profit
	(Dollars in millions)
Same Store:
Personnel costs	$166.8	32.3%	$158.6	31.2%	$8.2	1.1%
Sales compensation	53.8	10.4%	54.3	10.7%	(0.5)	(0.3)%
Share-based compensation	6.1	1.2%	5.3	1.0%	0.8	0.2%
Outside services	37.1	7.2%	35.5	7.0%	1.6	0.2%
Advertising	16.4	3.2%	17.6	3.5%	(1.2)	(0.3)%
Rent	15.4	3.0%	15.4	3.0%	—	—%
Utilities	7.2	1.4%	7.9	1.6%	(0.7)	(0.2)%
Insurance	9.4	1.8%	5.8	1.1%	3.6	0.7%
Other	43.8	8.4%	42.3	8.3%	1.5	0.1%
Selling, general, and administrative expense	$356.0	68.9%	$342.7	67.4%	$13.3	1.5%
Gross profit	$516.4		$508.1
SG&A expense as a percentage of gross profit was 68.8% for the six months ended June 30, 2016 compared to 67.8% for the six months ended June 30, 2015. Same store SG&A expense as a percentage of gross profit increased by 150 basis points from 67.4% for the six months ended June 30, 2015 to 68.9% for the six months ended June 30, 2016. The increase in personnel costs was due to higher employee benefit costs. Insurance expense increased due primarily to hail storm damage at certain dealerships and increased reserves in our other insurance programs. We continue to be engaged in numerous productivity initiatives designed to reduce our fixed cost structure and we continue to focus on refining our centralized business processes to further enhance our performance.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. During the six months ended June 30, 2016, we recognized a $1.5 million non-cash real estate related impairment charge and a $1.9 million non-cash charge associated with the accelerated rental expense for an abandoned rental property.
Other Interest Expense —
Other interest expense increased $6.0 million (29%) from $20.8 million for the six months ended June 30, 2015 to $26.8 million for the six months ended June 30, 2016. The increase in interest expense was primarily due to the add-on issuance of $200.0 million of our 6.0% Senior Subordinated Notes due 2024, which we completed in October 2015.
Income Tax Expense—
The $7.1 million (15%) decrease in income tax expense was primarily a result of the $16.4 million (13%) decrease in income before income taxes for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 . Our effective tax rate was 38.0% for the six months ended June 30, 2016 compared to 38.7% for the six months ended June 30, 2015. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2016, we had total available liquidity of $272.6 million, which consisted of cash and cash equivalents of $1.8 million, $5.2 million of available funds in our floor plan offset account, and borrowing availability of $165.6 million and $100.0 million under our then-existing revolving credit facility and used vehicle revolving floor plan facility, respectively. The total borrowing capacity under our revolving credit facilities is limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of June 30, 2016, these financial covenants did not further limit our availability under our other credit facilities. For more information on our financial covenants, see “Covenants” below. On July 25, 2016, our revolving credit facility and our used vehicle revolving floor plan facility were amended and restated as part of our 2016 Senior Credit Facility described below.

We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our 2016 Senior Credit Facility (described below), our other floor plan facilities, our Real Estate Credit Agreement, our Restated Master Loan Agreement, and our mortgage financings, (iv) amounts in our new vehicle floor plan notes payable offset account, and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.

We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, refer to the “Long-Term Debt” and “Subsequent Events” footnotes included in this Quarterly Report on Form 10-Q and the “Long-Term Debt” footnote in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”).

•
2016 Senior Credit Facility — On July 25, 2016, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the other lenders party thereto (the “2016 Senior Credit Facility”). The 2016 Senior Credit Facility further amended and restated the Company's pre-existing senior secured credit agreement, dated as of August 8, 2013, by and among the Company and certain of its subsidiaries and Bank of America, as administrative agent, and the other agents and lenders party thereto (the “Restated Credit Agreement”).

The 2016 Senior Credit Facility provides for the following, in each case subject to limitations on availability as set forth therein:

•	a $250.0 million revolving credit facility (the “Revolving Credit Facility”) with a $50.0 million sublimit for letters of credit;

•	a $900.0 million new vehicle revolving floor plan facility (the “New Vehicle Floor Plan Facility”); and

•	a $150.0 million used vehicle revolving floor plan facility (the “Used Vehicle Floor Plan Facility”).

Subject to compliance with certain conditions, the agreement governing the 2016 Senior Credit Facility provides that the Company and its subsidiaries that are borrowers under the 2016 Senior Credit Facility (collectively, the “Borrowers”) have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $325.0 million in the aggregate without lender consent.

Borrowings under the 2016 Senior Credit Facility bear interest, at the option of the Company, based on the London Interbank Offered Rate (“LIBOR”) or the Base Rate, in each case plus an Applicable Margin. The Base Rate is the highest of the (i) Bank of America prime rate, (ii) Federal Funds rate plus 0.50%, and (iii) one month LIBOR plus 1.00%. Applicable Margin means (a) with respect to the Revolving Credit Facility, (i) until the Company delivers a certificate with respect to its total lease adjusted leverage ratio (as defined in the agreement governing the 2016 Senior Credit Facility) as of September 30, 2016 to Bank of America, as agent, 1.50% in the case of LIBOR loans and 0.50% in the case of Base Rate loans and (ii) thereafter a range from 1.25% to 2.50% for LIBOR loans and 0.25% to 1.50% for Base Rate loans, in each case based on the Company’s total lease adjusted leverage ratio. Borrowings under the New Vehicle Floor Plan Facility bear interest, at the option of the Company, based on LIBOR plus 1.25% or the Base Rate plus 0.25%. Borrowings under the Used Vehicle Floor Plan Facility bear interest, at the option of the Company, based on LIBOR plus 1.50% or the Base Rate plus 0.50%.

In addition to the payment of interest on borrowings outstanding under the 2016 Senior Credit Facility, the Borrowers are required to pay a quarterly commitment fee on the total commitments thereunder. The fee for commitments under the Revolving Credit Facility is between 0.20% and 0.45% per year, based on the Company's total lease adjusted leverage ratio, and the fee for commitments under the New Vehicle Facility Floor Plan and the Used Vehicle Facility Floor Plan Facility is 0.15% per year.

We maintain an account with Bank of America that allows us to transfer cash to an account as an offset to our outstanding floor plan notes payable under the 2016 Senior Credit Facility. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in floor plan interest expense on our Condensed Consolidated Statements of Income.

As of July 25, 2016, we had no amounts drawn under the Revolving Credit Facility, and $9.4 million of letters of credit thereunder, resulting in borrowing availability of $240.6 million. Also, as of July 25, 2016, we had $693.5 million outstanding under our New Vehicle Floor Plan Facility, net of the $22.8 million in our floor plan offset account, and we had no amounts outstanding under our Used Vehicle Floor Plan Facility.

•
Manufacturer affiliated new vehicle floor plan and other financing facilities — We have a floor plan facility with the Ford Motor Credit Company (“Ford Credit”) to purchase new Ford and Lincoln vehicle inventory. As of June 30, 2016, we had $156.3 million outstanding under our floor plan facility with Ford Credit. Additionally, we had $78.9 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which are presented within Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
Real Estate Credit Agreement — a real estate term loan credit agreement with an initial principal value of $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of June 30, 2016, the outstanding balance under the real estate credit agreement was $62.2 million. There is no further borrowing availability under this agreement.

•
Restated Master Loan Agreement — provides for term loans to certain of our subsidiaries in an aggregate amount not to exceed $100.0 million. Borrowings under the Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the Master Loan Agreement. As of June 30, 2016, we had $96.2 million of mortgage note obligations outstanding under this facility, of which $4.9 million is classified as Liabilities Associated with Assets Held for Sale in our Condensed Consolidated Balance Sheets. There is no further borrowing availability under this facility.

•
Mortgage notes — as of June 30, 2016, we had $190.7 million of mortgage note obligations, excluding amounts outstanding under our Real Estate Credit Agreement and Restated Master Loan Agreement. These obligations are collateralized by the associated real estate at our dealership locations.

•
6.0% Senior Subordinated Notes due 2024 (“6.0% Notes”) — as of June 30, 2016 we had $600.0 million in aggregate principal amount of our 6.0% Notes outstanding. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024.

Covenants
We are subject to a number of customary covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of June 30, 2016.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the “Repurchase Program”). On January 27, 2016, our Board of Directors reset the authorization under our Repurchase Program to $300.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.
 During the three and six months ended June 30, 2016, we repurchased 1,045,195 and 2,827,593 shares, respectively, of our common stock under the Repurchase Program for a total of $60.0 million and $161.9 million, respectively. As of June 30, 2016, we had remaining authorization to repurchase $138.1 million in shares of our common stock under the Repurchase Program.
During the three and six months ended June 30, 2016, we repurchased 5,993 and 67,337 shares, respectively, of our common stock for $0.3 million and $3.5 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.

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

	For the Six Months Ended June 30,
	2016	2015
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$69.6	$89.2
New vehicle floor plan borrowings—non-trade, net	153.9	36.7
Cash provided by operating activities, as adjusted	$223.5	$125.9
Operating Activities—
Net cash provided by operating activities totaled $69.6 million and $89.2 million, for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by operating activities, as adjusted, totaled $223.5 million and $125.9 million for the six months ended June 30, 2016 and 2015, respectively.
The $97.6 million increase in our net cash provided by operating activities, as adjusted, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily the result of the following:

•
$111.8 million related to a decrease in inventory, net of floor plan notes payable, primarily due to the decrease in our floor plan offset account from $137.4 million as of December 31, 2015 to $5.2 million as of June 30, 2016;

•	$34.6 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2016 as compared to 2015; and

•	$3.3 million related to the non-cash adjustments to net income and the change in other long-term assets and liabilities.
The increase in our cash provided by operating activities, as adjusted, was partially offset by the following:

•	$33.9 million related to a decrease in accounts payable and accrued liabilities; and

•	$18.2 million related to the change in other current and non-current assets and liabilities.
Investing Activities—
Net cash used in investing activities totaled $51.8 million and $107.5 million, for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures, excluding the purchase of real estate, were $28.7 million and $20.0 million for the six months ended June 30, 2016 and 2015, respectively. Purchases of real estate, including purchases of previously leased real estate, totaled $23.1 million and $22.4 million for the six months ended June 30, 2016 and 2015, respectively.

We expect that capital expenditures during 2016 will total approximately $80.0 million to upgrade or replace our existing facilities, acquire new or previously leased real estate, construct new facilities, expand our service capacity, and invest in technology and equipment. As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $18.8 million for the six months ended June 30, 2016 compared to net cash provided by financing activities of $17.3 million for the six months ended June 30, 2015.
During the six months ended June 30, 2016 and 2015, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $1.94 billion and $2.09 billion, respectively, and non-trade floor plan repayments of $1.79 billion and $2.01 billion, respectively.
Repayments of borrowings totaled $7.2 million and $5.8 million, for the six months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016, we repurchased a total of 2,827,593 shares of our common stock under our Repurchase Program for a total of $161.9 million and 67,337 shares of our common stock for $3.5 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 10 “Commitments and Contingencies” of the Notes hereto.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $878.1 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of June 30, 2016, a 100 basis point change in interest rates could result in a change of as much as $8.8 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the six months ended June 30, 2016 and 2015, by $16.5 million and $15.7 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.

As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $98.2 million as of June 30, 2016 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of June 30, 2016 was $65.8 million and will reduce over its remaining term to $38.7 million at maturity.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 30, 2014, our Board of Directors authorized our Repurchase Program. On January 27, 2016, our Board of Directors reset the authorization under our Repurchase Program to $300.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.
 During the three months ended June 30, 2016, we repurchased 1,045,195 shares of our common stock under the Repurchase Program for a total of $60.0 million. As of June 30, 2016 we had remaining authorization to repurchase $138.1 million in shares of our common stock under the Repurchase Program.
The following table sets forth information regarding stock repurchases by the Company on a monthly basis during the three month period ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
04/01/2016 - 04/30/2016	1,045,195	$57.39	1,045,195	$138.1
05/01/2016 - 05/31/2016	—	$—	—	$—
06/01/2016 - 06/30/2016	—	$—	—	$—
Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1
Second Amended and Restated Credit Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., as a Borrower, and certain of its Subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Toyota Motor Credit Corporation and Mercedes-Benz Financial Services USA LLC, as Co-Documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner

10.2	Second Amended and Restated Company Guaranty Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent
10.3
Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 25, 2016, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent

10.4	Second Amended and Restated Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent
10.5
Second Amended and Restated Escrow & Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., a national banking association, as Administrative Agent

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

Asbury Automotive Group, Inc.

Date: July 27, 2016	By:	/s/ Craig T. Monaghan
	Name:	(Craig T. Monaghan)
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: July 27, 2016	By:	/s/ Keith R. Style
	Name:	(Keith R. Style)
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
10.1
Second Amended and Restated Credit Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., as a Borrower, and certain of its Subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Toyota Motor Credit Corporation and Mercedes-Benz Financial Services USA LLC, as Co-Documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner

10.2	Second Amended and Restated Company Guaranty Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent
10.3
Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 25, 2016, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent

10.4	Second Amended and Restated Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent
10.5
Second Amended and Restated Escrow & Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., a national banking association, as Administrative Agent

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