Form 10-Q
period 2016-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2016-10-26
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 25, 2016 was 22,158,411.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3.7	$2.8
Contracts-in-transit	128.9	175.7
Accounts receivable, net	111.9	119.5
Inventories	892.4	917.2
Deferred income taxes	12.2	11.8
Assets held for sale	94.3	27.6
Other current assets	93.7	88.4
Total current assets	1,337.1	1,343.0
PROPERTY AND EQUIPMENT, net	800.3	772.8
GOODWILL	128.0	130.2
INTANGIBLE FRANCHISE RIGHTS	48.5	48.5
OTHER LONG-TERM ASSETS	12.6	11.4
Total assets	$2,326.5	$2,305.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$105.3	$138.8
Floor plan notes payable—non-trade, net	664.2	573.4
Current maturities of long-term debt	13.9	13.9
Accounts payable and accrued liabilities	271.1	281.7
Liabilities associated with assets held for sale	45.3	—
Total current liabilities	1,099.8	1,007.8
LONG-TERM DEBT	916.3	940.4
DEFERRED INCOME TAXES	18.7	13.7
OTHER LONG-TERM LIABILITIES	36.1	29.5
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 40,752,536 and 40,507,313 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	546.6	537.2
Retained earnings	544.4	444.3
Treasury stock, at cost; 18,592,091 and 15,696,543 shares, respectively	(829.4)	(663.9)
Accumulated other comprehensive loss	(6.4)	(3.5)
Total shareholders' equity	255.6	314.5
Total liabilities and shareholders' equity	$2,326.5	$2,305.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
New vehicle	$940.9	$964.0	$2,676.3	$2,720.7
Used vehicle	476.4	493.0	1,407.5	1,474.0
Parts and service	200.4	190.6	584.9	555.5
Finance and insurance, net	65.4	68.8	192.6	197.6
TOTAL REVENUE	1,683.1	1,716.4	4,861.3	4,947.8
COST OF SALES:
New vehicle	893.4	911.7	2,536.6	2,568.2
Used vehicle	446.6	459.6	1,307.7	1,371.6
Parts and service	77.4	72.4	222.9	207.6
TOTAL COST OF SALES	1,417.4	1,443.7	4,067.2	4,147.4
GROSS PROFIT	265.7	272.7	794.1	800.4
OPERATING EXPENSES (INCOME):
Selling, general, and administrative	185.7	188.8	549.2	546.4
Depreciation and amortization	7.8	7.5	23.0	22.0
Other operating expenses (income), net	1.5	(0.2)	4.2	0.1
INCOME FROM OPERATIONS	70.7	76.6	217.7	231.9
OTHER EXPENSES (INCOME):
Floor plan interest expense	5.0	4.1	14.4	12.0
Other interest expense, net	13.2	10.7	40.0	31.5
Swap interest expense	0.8	1.0	2.4	2.0
Gain on divestitures	—	(21.4)	—	(21.4)
Total other expenses (income), net	19.0	(5.6)	56.8	24.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	51.7	82.2	160.9	207.8
Income tax expense	19.3	31.0	60.8	79.6
INCOME FROM CONTINUING OPERATIONS	32.4	51.2	100.1	128.2
Discontinued operations, net of tax	—	(0.1)	—	(0.1)
NET INCOME	$32.4	$51.1	$100.1	$128.1
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.47	$1.98	$4.39	$4.80
Discontinued operations	—	(0.01)	—	—
Net income	$1.47	$1.97	$4.39	$4.80
Diluted—
Continuing operations	$1.47	$1.96	$4.37	$4.77
Discontinued operations	—	—	—	(0.01)
Net income	$1.47	$1.96	$4.37	$4.76
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22.0	25.9	22.8	26.7
Restricted stock	0.0	0.1	0.0	0.1
Performance share units	0.1	0.1	0.1	0.1
Diluted	22.1	26.1	22.9	26.9

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$32.4	$51.1	$100.1	$128.1
Other comprehensive income (loss):
Change in fair value of cash flow swaps	1.0	(4.0)	(4.8)	(5.0)
Income tax (expense) benefit associated with cash flow swaps	(0.4)	1.5	1.9	1.9
Comprehensive income	$33.0	$48.6	$97.2	$125.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$100.1	$128.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	23.0	22.0
Stock-based compensation	9.1	7.7
Deferred income taxes	6.4	1.0
Impairment expenses	3.1	—
Loaner vehicle amortization	15.6	13.0
Excess tax benefit on share-based arrangements	(0.2)	(4.5)
Gain on divestitures	—	(21.4)
Other adjustments, net	2.5	3.0
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	46.8	23.3
Accounts receivable	7.5	4.4
Inventories	78.1	55.2
Other current assets	(111.0)	(90.8)
Floor plan notes payable—trade, net	(20.4)	(19.0)
Accounts payable and accrued liabilities	(11.0)	19.3
Other long-term assets and liabilities, net	1.5	3.7
Net cash provided by operating activities	151.1	145.0
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(47.3)	(34.6)
Capital expenditures—real estate	(10.6)	(22.4)
Purchases of previously leased real estate	(19.6)	—
Acquisitions	—	(69.4)
Divestitures	—	56.3
Proceeds from the sale of assets	—	2.3
Net cash used in investing activities	(77.5)	(67.8)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,920.4	3,151.2
Floor plan borrowings—acquisitions	—	16.7
Floor plan repayments—non-trade	(2,813.9)	(3,036.7)
Floor plan repayments—divestitures	—	(17.2)
Proceeds from borrowings	—	82.9
Repayments of borrowings	(11.2)	(8.6)
Payment of debt issuance costs	(2.7)	(1.3)
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(165.5)	(267.7)
Excess tax benefit on share-based arrangements	0.2	4.5
Net cash used in financing activities	(72.7)	(76.2)
Net increase in cash and cash equivalents	0.9	1.0
CASH AND CASH EQUIVALENTS, beginning of period	2.8	2.9
CASH AND CASH EQUIVALENTS, end of period	$3.7	$3.9

See Note 9 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 98 new vehicle franchises (81 dealership locations) in 17 metropolitan markets within nine states as of September 30, 2016. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of September 30, 2016, we offered 28 brands of new vehicles and our new vehicle revenue brand mix consisted of 45% imports, 34% luxury, and 21% domestic brands. We also operated 25 collision repair centers that serve customers in our local markets.
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

In addition, as of September 30, 2016 we owned and operated four stand-alone used vehicle stores under the "Q auto" brand name in Florida.

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and reflect the consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the Condensed Consolidated Financial Statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, have been included. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, guaranteed auto protection (known as "GAP") insurance, and other insurance, to customers (collectively "F&I"). We may be charged back for F&I commissions in the event a contract is prepaid, defaulted upon, or terminated ("chargebacks"). F&I commissions are recorded at the time a vehicle is sold and a reserve for future chargebacks is established based on historical chargeback experience and the termination provisions of the applicable contract. F&I commissions, net of estimated future chargebacks, are included in Finance and Insurance, net in the accompanying Condensed Consolidated Statements of Income.
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
At the time of classifying assets as held for sale and at the end of each reporting period, we compare the carrying value of these assets to estimates of fair value to assess for impairment. We compare the carrying value to estimates of fair value utilizing the assistance of third-party broker opinions of value and third-party desktop appraisals to assist in our fair value estimates.
Statements of Cash Flows
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade") and all floor plan notes payable relating to pre-owned vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as financing activities in the accompanying Condensed Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory.
Loaner vehicles account for a significant portion of Other Current Assets in the accompanying Condensed Consolidated Balance Sheet. We acquire loaner vehicles either with available cash or through borrowings from either our manufacturer affiliated lenders or through our senior secured credit agreement with Bank of America, as administrative agent, and the other agents and lenders party thereto (the "2016 Senior Credit Facility"). Loaner vehicles are initially used by our service department for only a short period of time (typically six to twelve months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles in Other Current Assets and the borrowings and repayments of loaner vehicle notes payable in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. Loaner vehicles are depreciated over the service period to their estimated value. At the end of the loaner service period, loaner vehicles are transferred from Other Current Assets to used vehicle inventory. These transfers are reflected as non-cash transfers between Other Current Assets and Inventory in the accompanying Condensed Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property, and equipment. The new standard will become effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within that year. The standard can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the standard is permitted, but not before annual reporting periods beginning on or after December 15, 2016. We are currently in the process of evaluating the impact of adoption, our method for adoption, and the need for additional disclosure as part of adoption. As a result, our evaluation of the new standard will extend over future periods.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value. Application of the standard, which is required to be applied prospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the tax paying jurisdiction. The standard, which allows for early adoption, can be applied prospectively or retrospectively, and is required to be adopted for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. We are currently evaluating the expected impact of adopting this new guidance on our consolidated financial statements.
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

3. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In millions)
Vehicle receivables	$39.5	$46.3
Manufacturer receivables	42.1	43.1
Other receivables	31.7	31.4
Total accounts receivable	113.3	120.8
Less—Allowance for doubtful accounts	(1.4)	(1.3)
Accounts receivable, net	$111.9	$119.5
4. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In millions)
New vehicles	$694.9	$739.2
Used vehicles	156.4	134.1
Parts and accessories	41.1	43.9
Total inventories	$892.4	$917.2
The lower of cost or market reserves reduced total inventories by $6.6 million and $6.2 million as of September 30, 2016 and December 31, 2015, respectively. In addition to the inventories shown above, as of September 30, 2016 we had $33.5 million of inventories classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheets as they were associated with pending dealership disposals. As of September 30, 2016 and December 31, 2015, certain automobile manufacturer incentives reduced new vehicle inventory cost by $7.9 million and $9.6 million, respectively.

5. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30, 2016	December 31, 2015
	(In millions)
Assets:
Inventories	$33.5	$—
Other current assets	3.1	—
Property and equipment, net	55.5	27.6
Goodwill	2.2	—
Total assets	94.3	27.6
Liabilities:
Floor plan notes payable—trade	13.1	—
Floor plan notes payable—non-trade	15.7	—
Current maturities of long-term debt	1.0	—
Accounts payable and accrued liabilities	3.1	—
Long-term debt	12.4	—
Total liabilities	45.3	—
Net assets held for sale:	$49.0	$27.6
As of September 30, 2016, there were five franchises (four dealership locations) pending disposition, with assets and liabilities totaling $83.2 million and $45.3 million, respectively.
Assets held for sale, comprising real estate not currently used in our operations, totaled $11.1 million and $27.6 million as of September 30, 2016 and December 31, 2015, respectively, and there were no liabilities associated with these real estate assets held for sale as of September 30, 2016 and December 31, 2015. Additionally, during the nine months ended September 30, 2016, we recorded $0.7 million of impairment expense on one of these real estate properties based on offers received from prospective buyers.
During the first quarter of 2016, we reclassified one vacant property with a net book value of $7.4 million to Assets Held for Sale and the related $4.9 million mortgage to Liabilities Associated with Assets Held for Sale. In connection with the reclassification of the property, we recorded $1.5 million of impairment expense based on a third-party broker's opinion of value. During the third quarter of 2016, based on our revised intent to use this property and another property, with a net book value of $15.8 million, in our future operations, we reclassified these properties into Property and Equipment, net, and the associated $4.9 million mortgage into Current Maturities of Long-Term Debt and Long-Term Debt.
For the nine months ended September 30, 2016, the above impairments, along with an additional $0.9 million impairment recorded on real estate not classified as held for sale, were recorded in Other Operating Expenses (Income), net in our accompanying Condensed Consolidated Statements of Income.

6. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In millions)
Floor plan notes payable—trade (a)	$117.5	$138.8
Floor plan notes payable offset account	(12.2)	—
Total floor plan notes payable—trade, net	$105.3	$138.8

Floor plan notes payable—non-trade (b)	$688.1	$710.8
Floor plan notes payable offset account	(23.9)	(137.4)
Total floor plan notes payable—non-trade, net	$664.2	$573.4
_____________________________

(a)	Floor plan notes payable—trade as of September 30, 2016 does not include $13.1 million classified as Liabilities Associated with Assets Held for Sale.

(b)	Floor plan notes payable—non-trade as of September 30, 2016 does not include $15.7 million classified as Liabilities Associated with Assets Held for Sale.
During August 2016, we established a floor plan offset account with Ford Motor Credit Company which allows us to transfer cash to the account as an offset of our outstanding Floor Plan Notes Payable—Trade, net. Additionally, we have a similar floor plan offset account with Bank of America which allows us to offset our outstanding Floor Plan Notes Payable—Non-Trade, net. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset accounts into our operating cash accounts within one to two days. As of September 30, 2016 and December 31, 2015 we had $36.1 million and $137.4 million, respectively, in these floor plan offset accounts.
7. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed and variable rates (a)	184.6	194.3
Real estate credit agreement (b)	52.2	64.0
Restated master loan agreement	95.0	97.9
Capital lease obligations	3.4	3.5
Total debt outstanding	935.2	959.7
Add: unamortized premium on 6.0% Senior Subordinated Notes due 2024	7.8	8.4
Less: debt issuance costs	(12.8)	(13.8)
Long-term debt, including current portion	930.2	954.3
Less: current portion	(13.9)	(13.9)
Long-term debt	$916.3	$940.4
_____________________________

(a)	Mortgage notes payable as of September 30, 2016 does not include a $4.3 million mortgage note payable classified as Liabilities Associated with Assets Held for Sale.

(b)	Real estate credit agreement as of September 30, 2016 does not include a $9.1 million mortgage note payable classified as Liabilities Associated with Assets Held for Sale.

We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of

September 30, 2016, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
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
Level 2-Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include interest rate swap instruments, exchange-traded debt securities that are not actively traded or do not have a high trading volume, mortgage notes payable, and the assessment of impairment for manufacturer franchise rights and certain real estate properties on a non-recurring basis.
Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating the fair value of certain non-financial assets and non-financial liabilities in purchase acquisitions.
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

A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of
	September 30, 2016	December 31, 2015
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$607.8	$608.4
Mortgage notes payable (a)	331.8	356.2
Total carrying value	$939.6	$964.6

Fair Value:
6.0% Senior Subordinated Notes due 2024	$618.0	$618.0
Mortgage notes payable (a)	351.5	362.6
Total fair value	$969.5	$980.6
_____________________________

(a)	Mortgage notes payable as of September 30, 2016 does not include mortgages with an aggregate carrying value of $13.4 million classified as Liabilities Associated with Assets Held for Sale.

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $96.9 million as of September 30, 2016 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional value of this swap as of September 30, 2016 was $64.9 million and the notional value will reduce over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value liabilities related to the swaps as of September 30, 2016 and December 31, 2015, were $10.7 million and $6.0 million, respectively. The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	September 30, 2016	December 31, 2015
	(In millions)
Accounts payable and accrued liabilities	$2.7	$2.8
Other long-term liabilities	8.0	3.2
Total fair value	$10.7	$6.0
Both of our interest rate swaps qualify for cash flow hedge accounting treatment. During the three and nine months ended September 30, 2016 and 2015, neither of our cash flow swaps contained any ineffectiveness, nor was any ineffectiveness recognized in earnings. Information about the effect of our interest rate swap agreements on the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, is as follows (in millions):

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Amount Reclassified from Accumulated Other Comprehensive Loss to Earnings–Active Swaps
2016	$0.2	Swap interest expense	$(0.8)
2015	$(5.0)	Swap interest expense	$(1.0)

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Amount Reclassified from Accumulated Other Comprehensive Loss to Earnings–Active Swaps
2016	$(7.2)	Swap interest expense	$(2.4)
2015	$(7.0)	Swap interest expense	$(2.0)

 On the basis of yield curve conditions as of September 30, 2016 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $2.7 million.
9. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2016 and 2015, we made interest payments, including amounts capitalized, totaling $46.5 million and $38.4 million, respectively. Included in these interest payments are $14.3 million and $12.2 million, of floor plan interest payments during the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016 and 2015, we made income tax payments, net of refunds received, totaling $65.1 million and $52.4 million, respectively.
During the nine months ended September 30, 2016 and 2015, we transferred $86.6 million and $83.8 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.
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
We had $9.4 million of letters of credit outstanding as of September 30, 2016, which are required by certain of our insurance providers. In addition, as of September 30, 2016, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain of the discussions and information included or incorporated by reference in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position and our business strategy. Such statements can generally be identified by words such as "may," "target," "could," "would," "will," "should," "believe," "expect," "anticipate," "plan," "intend," "foresee," and other similar words or phrases. Forward-looking statements may also relate to our expectations and assumptions with respect to, among other things:

•	our ability to execute our business strategy;

•	the seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S.;

•	our ability to further improve our operating cash flows, and the availability of capital and liquidity;

•	our estimated future capital expenditures;

•	general economic conditions and its impact on our revenues and expenses;

•	our parts and service revenue due to, among other things, improvements in manufacturing quality;

•	the variable nature of significant components of our cost structure;

•	our ability to limit our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers' willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to leverage our common systems, infrastructure and processes in a cost-efficient manner;

•	our capital allocation strategy, including as it relates to acquisitions and divestitures, stock repurchases, dividends and capital expenditures;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing at favorable rates;

•	the growth of import and luxury brands over the long-term;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our cash flow and net income as a result of the foregoing and other factors.
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

•	the availability of manufacturer incentive programs and our ability to earn these incentives;

•	failure of our management information systems or any security breaches;

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
Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date of they are made, and we expressly disclaim any obligation to update any forward-looking statement contained herein.
OVERVIEW
We are one of the largest automotive retailers in the United States. As of September 30, 2016 we owned and operated 98 new vehicle franchises (81 dealership locations), representing 28 brands of automobiles and 25 collision centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of September 30, 2016, our new vehicle revenue brand mix consisted of 45% imports, 34% luxury, and 21% domestic brands.
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

In addition, as of September 30, 2016 we owned and operated four stand-alone used vehicle stores under the "Q auto" brand name in Florida.
Our revenues are derived primarily from: (i) the sale of new vehicles; (ii) the sale of used vehicles to individual retail customers ("used retail") and to other dealers at auction ("wholesale") (the terms "used retail" and "wholesale" collectively referred to as "used"); (iii) repair and maintenance services, including collision repair, the sale of automotive replacement parts, and the reconditioning of used vehicles (collectively referred to as "parts and service"); and (iv) the arrangement of third-party vehicle financing and the sale of a number of vehicle protection products (collectively referred to as "F&I"). We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and F&I based on dealership generated F&I gross profit per vehicle sold.
We assess the organic growth of our revenue and gross profit on a same store basis. We believe that our assessment on a same store basis represents an important indicator of comparative financial performance and provides relevant information to assess our performance at our existing locations. Same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.
Our continued organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix, and the production and allocation of desirable vehicles from the automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices, and employment levels. Additionally, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control and may include manufacturer imposed stop-sales or open safety recalls, primarily due to, but not limited to, vehicle safety concerns or a vehicle's failure to meet environmental related requirements. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure, and (iii) our brand mix. We believe that our diversified new vehicle revenue brand mix is well positioned for growth over the long-term.
U.S. new vehicle SAAR during the nine months ended September 30, 2016 was 17.3 million compared to 17.2 million during the nine months ended September 30, 2015. The automotive retail business continues to benefit from the availability of credit to consumers and relatively low overall unemployment levels, fuel prices, and interest rates. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues and operating results to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter-to-quarter by changing economic conditions, vehicle manufacturer incentive programs, or adverse weather events.
Our gross profit margin varies with our revenue mix. The sale of new vehicles generally results in lower gross profit margin than used vehicle sales, sales of parts and service, and sales of F&I products. As a result, when used vehicle, parts and service, and F&I revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase.
Selling, general, and administrative ("SG&A") expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions), or controllable (such as advertising), which we believe better allows us to adapt to changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit, advertising expense on a per vehicle retailed ("PVR") basis, and all other SG&A expenses in the aggregate as a percentage of total gross profit.
We had total available liquidity of $367.5 million as of September 30, 2016, which consisted of cash and cash equivalents of $3.7 million, $36.1 million of funds in our floor plan offset accounts, and borrowing availability of $238.0 million and $89.7 million under our revolving credit facility and our used vehicle floor plan facility, respectively. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$940.9	$964.0	$(23.1)	(2)%
Used vehicle	476.4	493.0	(16.6)	(3)%
Parts and service	200.4	190.6	9.8	5%
Finance and insurance, net	65.4	68.8	(3.4)	(5)%
TOTAL REVENUE	1,683.1	1,716.4	(33.3)	(2)%
GROSS PROFIT:
New vehicle	47.5	52.3	(4.8)	(9)%
Used vehicle	29.8	33.4	(3.6)	(11)%
Parts and service	123.0	118.2	4.8	4%
Finance and insurance, net	65.4	68.8	(3.4)	(5)%
TOTAL GROSS PROFIT	265.7	272.7	(7.0)	(3)%
OPERATING EXPENSES (INCOME):
Selling, general, and administrative	185.7	188.8	(3.1)	(2)%
Depreciation and amortization	7.8	7.5	0.3	4%
Other operating expenses (income), net	1.5	(0.2)	1.7	NM
INCOME FROM OPERATIONS	70.7	76.6	(5.9)	(8)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	5.0	4.1	0.9	22%
Other interest expense, net	13.2	10.7	2.5	23%
Swap interest expense	0.8	1.0	(0.2)	(20)%
Gain on divestitures	—	(21.4)	21.4	100%
Total other expenses (income), net	19.0	(5.6)	24.6	NM
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	51.7	82.2	(30.5)	(37)%
Income tax expense	19.3	31.0	(11.7)	(38)%
INCOME FROM CONTINUING OPERATIONS	32.4	51.2	(18.8)	(37)%
Discontinued operations, net of tax	—	(0.1)	0.1	100%
NET INCOME	$32.4	$51.1	$(18.7)	(37)%
Income from continuing operations per common share—Diluted	$1.47	$1.96	$(0.49)	(25)%
Net income per common share—Diluted	$1.47	$1.96	$(0.49)	(25)%
______________________________
NM—Not Meaningful

	For the Three Months Ended September 30,
	2016	2015
REVENUE MIX PERCENTAGES:
New vehicle	55.9%	56.2%
Used vehicle retail	25.1%	25.5%
Used vehicle wholesale	3.2%	3.2%
Parts and service	11.9%	11.1%
Finance and insurance, net	3.9%	4.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	17.9%	19.2%
Used vehicle retail	12.0%	13.0%
Used vehicle wholesale	(0.8)%	(0.7)%
Parts and service	46.3%	43.3%
Finance and insurance, net	24.6%	25.2%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	15.8%	15.9%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.9%	69.2%
Total revenue during the third quarter of 2016 decreased by $33.3 million (2%) compared to the third quarter of 2015, due to a $23.1 million (2%) decrease in new vehicle revenue, a $16.6 million (3%) decrease in used vehicle revenue, and a $3.4 million (5%) decrease in F&I revenue, partially offset by a $9.8 million (5%) increase in parts and service revenue. During the three months ended September 30, 2016, gross profit decreased by $7.0 million (3%) driven by a $4.8 million (9%) decrease in new vehicle gross profit, a $3.6 million (11%) decrease in used vehicle gross profit, and a $3.4 million (5%) decrease in F&I gross profit, partially offset by a $4.8 million (4%) increase in parts and service gross profit. Our total gross profit margin decreased by 10 basis points to 15.8% for the third quarter of 2016.
Income from operations during the third quarter of 2016 decreased by $5.9 million (8%) compared to the third quarter of 2015, primarily due to the $7.0 million (3%) decrease in gross profit and a $1.7 million increase in other operating expense, partially offset by the $3.1 million (2%) decrease in SG&A expense. Total other expenses increased by $24.6 million, primarily due to the impact of a $21.4 million gain on divestiture recorded during the third quarter of 2015 and a $2.5 million increase in interest expense during the third quarter of 2016. As a result, income from continuing operations before income taxes decreased $30.5 million (37%) which resulted in a $11.7 million (38%) decrease in income tax expense. Net income decreased by $18.7 million (37%) during the third quarter of 2016 as compared to the third quarter of 2015.
We assess the organic growth of our revenue and gross profit on a same store basis. We believe that our assessment on a same store basis represents an important indicator of comparative financial performance and provides relevant information to assess our performance at our existing locations. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$318.2	$322.3	$(4.1)	(1)%
Import	427.2	442.5	(15.3)	(3)%
Domestic	195.5	199.2	(3.7)	(2)%
Total new vehicle revenue	$940.9	$964.0	$(23.1)	(2)%
Gross profit:
Luxury	$20.8	$20.4	$0.4	2%
Import	18.3	20.5	(2.2)	(11)%
Domestic	8.4	11.4	(3.0)	(26)%
Total new vehicle gross profit	$47.5	$52.3	$(4.8)	(9)%
New vehicle units:
Luxury	6,061	6,381	(320)	(5)%
Import	15,522	16,501	(979)	(6)%
Domestic	5,232	5,482	(250)	(5)%
Total new vehicle units	26,815	28,364	(1,549)	(5)%

Same Store:
Revenue:
Luxury	$318.2	$321.8	$(3.6)	(1)%
Import	423.2	417.6	5.6	1%
Domestic	195.5	199.2	(3.7)	(2)%
Total new vehicle revenue	$936.9	$938.6	$(1.7)	—%
Gross profit:
Luxury	$20.8	$20.4	$0.4	2%
Import	18.2	19.4	(1.2)	(6)%
Domestic	8.4	11.4	(3.0)	(26)%
Total new vehicle gross profit	$47.4	$51.2	$(3.8)	(7)%
New vehicle units
Luxury	6,061	6,371	(310)	(5)%
Import	15,363	15,563	(200)	(1)%
Domestic	5,232	5,482	(250)	(5)%
Total new vehicle units	26,656	27,416	(760)	(3)%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
As Reported:
Revenue per new vehicle sold	$35,089	$33,987	$1,102	3%
Gross profit per new vehicle sold	$1,771	$1,844	$(73)	(4)%
New vehicle gross margin	5.0%	5.4%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,432	$3,197	$235	7%
New vehicle gross margin	6.5%	6.3%	0.2%
Import:
Gross profit per new vehicle sold	$1,179	$1,242	$(63)	(5)%
New vehicle gross margin	4.3%	4.6%	(0.3)%
Domestic:
Gross profit per new vehicle sold	$1,606	$2,080	$(474)	(23)%
New vehicle gross margin	4.3%	5.7%	(1.4)%

Same Store:
Revenue per new vehicle sold	$35,148	$34,235	$913	3%
Gross profit per new vehicle sold	$1,778	$1,868	$(90)	(5)%
New vehicle gross margin	5.1%	5.5%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,432	$3,202	$230	7%
New vehicle gross margin	6.5%	6.3%	0.2%
Import:
Gross profit per new vehicle sold	$1,185	$1,247	$(62)	(5)%
New vehicle gross margin	4.3%	4.6%	(0.3)%
Domestic:
Gross profit per new vehicle sold	$1,606	$2,080	$(474)	(23)%
New vehicle gross margin	4.3%	5.7%	(1.4)%
New vehicle revenue decreased by $23.1 million (2%) primarily as a result of a 5% decrease in new vehicle units sold, partially offset by a 3% increase in revenue per new vehicle sold. Same store new vehicle revenue decreased by $1.7 million primarily as a result of a 3% decrease in new vehicle units sold, partially offset by a 3% increase in revenue per new vehicle sold.
U.S. new vehicle SAAR decreased by 2%, from 17.8 million for the three months ended September 30, 2015 to 17.5 million for the three months ended September 30, 2016. Same store unit volumes at our luxury and domestic dealerships were each down 5%.
Same store new vehicle gross profit for the three months ended September 30, 2016 decreased by $3.8 million (7%), due to a 3% decrease in unit volumes and a 5% decrease in gross profit per vehicle sold. Gross profit margin for the three months ended September 30, 2016 decreased by 40 basis points to 5.1%. The decrease in our gross profit margin was primarily attributable to aggressive sales targets and a reduction in certain manufacturers' incentive programs primarily at our domestic brand dealerships.
We believe that our new vehicle inventory continues to be well-aligned with current consumer demand, with approximately 72 days of supply in our inventory as of September 30, 2016.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$423.3	$438.8	$(15.5)	(4)%
Used vehicle wholesale revenue	53.1	54.2	(1.1)	(2)%
Used vehicle revenue	$476.4	$493.0	$(16.6)	(3)%
Gross profit:
Used vehicle retail gross profit	$31.9	$35.2	$(3.3)	(9)%
Used vehicle wholesale gross profit	(2.1)	(1.8)	(0.3)	(17)%
Used vehicle gross profit	$29.8	$33.4	$(3.6)	(11)%
Used vehicle retail units:
Used vehicle retail units	20,030	21,306	(1,276)	(6)%

Same Store:
Revenue:
Used vehicle retail revenue	$419.6	$422.0	$(2.4)	(1)%
Used vehicle wholesale revenue	52.7	52.3	0.4	1%
Used vehicle revenue	$472.3	$474.3	$(2.0)	—%
Gross profit:
Used vehicle retail gross profit	$31.9	$34.0	$(2.1)	(6)%
Used vehicle wholesale gross profit	(2.0)	(1.6)	(0.4)	(25)%
Used vehicle gross profit	$29.9	$32.4	$(2.5)	(8)%
Used vehicle retail units:
Used vehicle retail units	19,774	20,294	(520)	(3)%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
As Reported:
Revenue per used vehicle retailed	$21,133	$20,595	$538	3%
Gross profit per used vehicle retailed	$1,593	$1,652	$(59)	(4)%
Used vehicle retail gross margin	7.5%	8.0%	(0.5)%

Same Store:
Revenue per used vehicle retailed	$21,220	$20,794	$426	2%
Gross profit per used vehicle retailed	$1,613	$1,675	$(62)	(4)%
Used vehicle retail gross margin	7.6%	8.1%	(0.5)%

Used vehicle revenue decreased by $16.6 million (3%) as a result of a 6% decrease in used vehicle retail units sold, partially offset by a 3% increase in revenue per used vehicle retailed. Same store used vehicle revenue decreased by $2.0 million due to a 3% decrease in used vehicle retail units sold, partially offset by a 2% increase in revenue per used vehicle retailed.

For the three months ended September 30, 2016 same store used vehicle retail gross margin decreased 50 basis points to 7.6% as a result of the 4% decrease in used vehicle gross profit per vehicle retailed and the 2% increase in revenue per used vehicle retailed.

Our supply of used vehicle inventory was negatively impacted by manufacturer stop-sale programs and reached 40 days supply as of September 30, 2016, which is above our target range of 30 to 35 days.
Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions)
As Reported:
Parts and service revenue	$200.4	$190.6	$9.8	5%
Parts and service gross profit:
Customer pay	67.0	63.5	3.5	6%
Warranty	19.9	18.5	1.4	8%
Wholesale parts	5.1	5.3	(0.2)	(4)%
Parts and service gross profit, excluding reconditioning and preparation	$92.0	$87.3	$4.7	5%
Parts and service gross margin, excluding reconditioning and preparation	45.9%	45.8%	0.1%
Reconditioning and preparation	$31.0	$30.9	$0.1	—%
Total parts and service gross profit	$123.0	$118.2	$4.8	4%
Total parts and service gross margin	61.4%	62.0%	(0.6)%

Same Store:
Parts and service revenue	$199.2	$185.2	$14.0	8%
Parts and service gross profit:
Customer pay	66.7	62.3	4.4	7%
Warranty	19.8	17.8	2.0	11%
Wholesale parts	5.0	5.0	—	—%
Parts and service gross profit, excluding reconditioning and preparation	$91.5	$85.1	$6.4	8%
Parts and service gross margin, excluding reconditioning and preparation	45.9%	46.0%	(0.1)%
Reconditioning and preparation	$30.7	$29.6	$1.1	4%
Total parts and service gross profit	$122.2	$114.7	$7.5	7%
Total parts and service gross margin	61.3%	61.9%	(0.6)%
The $9.8 million (5%) increase in parts and service revenue was primarily the result of increases of $7.0 million (5%) in customer pay revenue and $3.7 million (11%) in warranty revenue. Same store parts and service revenue increased by $14.0 million (8%) to $199.2 million during the three months ended September 30, 2016 from $185.2 million during the three months ended September 30, 2015. The increase in same store parts and service revenue was primarily due to increases of $9.1 million (7%) in customer pay revenue and $4.7 million (14%) in warranty revenue. On a same store basis our parts and service gross margin decreased by 60 basis points primarily due to a shift in parts and service revenue towards customer pay and warranty.
Parts and service gross profit, excluding reconditioning and preparation, increased by $4.7 million (5%) to $92.0 million and same store gross profit, excluding reconditioning and preparation, increased by $6.4 million (8%) to $91.5 million. The increase in same store gross profit is primarily due to the increase in customer pay gross profit, which has benefited from our strategic focus to improve customer retention and the recent trend of increasing new vehicle sales over the past few years.
We continue to focus on increasing our parts and service revenue, specifically our customer pay business, over the long-term by upgrading equipment, improving customer retention and customer satisfaction, and capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$65.4	$68.8	$(3.4)	(5)%
Finance and insurance, net per vehicle sold	$1,396	$1,385	$11	1%

Same Store:
Finance and insurance, net	$64.7	$66.4	$(1.7)	(3)%
Finance and insurance, net per vehicle sold	$1,393	$1,392	$1	—%
F&I revenue decreased by $3.4 million (5%) during the third quarter of 2016 as compared to the third quarter of 2015 and same store F&I revenue decreased by $1.7 million (3%) over the same period of time. We attribute the decreases in finance and insurance, net to lower retail vehicle sales.
Selling, General, and Administrative Expense—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2016	% of Gross Profit	2015	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$86.4	32.5%	$86.1	31.6%	$0.3	0.9%
Sales compensation	28.6	10.8%	30.3	11.1%	(1.7)	(0.3)%
Share-based compensation	3.0	1.1%	2.4	0.9%	0.6	0.2%
Outside services	19.6	7.4%	19.9	7.3%	(0.3)	0.1%
Advertising	8.5	3.2%	10.0	3.7%	(1.5)	(0.5)%
Rent	7.6	2.9%	8.0	2.9%	(0.4)	—%
Utilities	4.3	1.6%	4.6	1.7%	(0.3)	(0.1)%
Insurance	4.0	1.5%	3.0	1.1%	1.0	0.4%
Other	23.7	8.9%	24.5	8.9%	(0.8)	—%
Selling, general, and administrative expense	$185.7	69.9%	$188.8	69.2%	$(3.1)	0.7%
Gross profit	$265.7		$272.7

Same Store:
Personnel costs	$85.7	32.4%	$83.4	31.5%	$2.3	0.9%
Sales compensation	28.4	10.7%	29.2	11.0%	(0.8)	(0.3)%
Share-based compensation	3.0	1.1%	2.4	0.9%	0.6	0.2%
Outside services	19.3	7.3%	19.1	7.2%	0.2	0.1%
Advertising	8.3	3.1%	9.2	3.5%	(0.9)	(0.4)%
Rent	7.6	2.9%	8.0	3.0%	(0.4)	(0.1)%
Utilities	4.2	1.6%	4.4	1.7%	(0.2)	(0.1)%
Insurance	3.9	1.5%	2.9	1.1%	1.0	0.4%
Other	23.6	9.0%	23.4	8.9%	0.2	0.1%
Selling, general, and administrative expense	$184.0	69.6%	$182.0	68.8%	$2.0	0.8%
Gross profit	$264.2		$264.7
SG&A expense as a percentage of gross profit was 69.9% for the third quarter of 2016 as compared to 69.2% for the third quarter of 2015. Same store SG&A expense as a percentage of gross profit increased by 80 basis points, from 68.8% for the third quarter of 2015 to 69.6% for the third quarter of 2016. The increase was due primarily to increasing personnel costs, which was a result of higher employee benefit costs. We continue to be engaged in numerous productivity initiatives designed to reduce our fixed cost structure and we continue to focus on refining our centralized business processes to further enhance our performance.
Other Operating Expenses (Income), net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. Included in Other Operating Expenses (Income), net for the three months ended September 30, 2016, was $1.6 million in non-cash real estate impairment charges and a $0.2 million charge associated with a lease termination.
Other Interest Expense —
Other interest expense increased by $2.5 million (23%) from $10.7 million during the third quarter of 2015 to $13.2 million during the third quarter of 2016. The increase in interest expense was primarily due to interest associated with the add-on issuance of $200.0 million of our 6.0% Senior Subordinated Notes due 2024, which we completed in October 2015.
Income Tax Expense —
The $11.7 million (38%) decrease in income tax expense was primarily a result of the $30.5 million (37%) decrease in income from continuing operations before income taxes in the third quarter of 2016 as compared to the third quarter of 2015. During the third quarter of 2016 our effective tax rate was 37.3% compared to 37.7% for the third quarter of 2015. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,676.3	$2,720.7	$(44.4)	(2)%
Used vehicle	1,407.5	1,474.0	(66.5)	(5)%
Parts and service	584.9	555.5	29.4	5%
Finance and insurance, net	192.6	197.6	(5.0)	(3)%
TOTAL REVENUE	4,861.3	4,947.8	(86.5)	(2)%
GROSS PROFIT:
New vehicle	139.7	152.5	(12.8)	(8)%
Used vehicle	99.8	102.4	(2.6)	(3)%
Parts and service	362.0	347.9	14.1	4%
Finance and insurance, net	192.6	197.6	(5.0)	(3)%
TOTAL GROSS PROFIT	794.1	800.4	(6.3)	(1)%
OPERATING EXPENSES:
Selling, general, and administrative	549.2	546.4	2.8	1%
Depreciation and amortization	23.0	22.0	1.0	5%
Other operating expenses, net	4.2	0.1	4.1	NM
INCOME FROM OPERATIONS	217.7	231.9	(14.2)	(6)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	14.4	12.0	2.4	20%
Other interest expense, net	40.0	31.5	8.5	27%
Swap interest expense	2.4	2.0	0.4	20%
Gain on divestitures	—	(21.4)	21.4	100%
Total other expenses, net	56.8	24.1	32.7	136%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	160.9	207.8	(46.9)	(23)%
Income tax expense	60.8	79.6	(18.8)	(24)%
INCOME FROM CONTINUING OPERATIONS	100.1	128.2	(28.1)	(22)%
Discontinued operations, net of tax	—	(0.1)	0.1	100%
NET INCOME	$100.1	$128.1	$(28.0)	(22)%
Income from continuing operations per common share—Diluted	$4.37	$4.77	$(0.40)	(8)%
Net income per common share—Diluted	$4.37	$4.76	$(0.39)	(8)%
______________________________
NM—Not Meaningful

	For the Nine Months Ended September 30,
	2016	2015
REVENUE MIX PERCENTAGES:
New vehicle	55.1%	55.0%
Used vehicle retail	25.8%	26.5%
Used vehicle wholesale	3.1%	3.3%
Parts and service	12.0%	11.2%
Finance and insurance, net	4.0%	4.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	17.6%	19.1%
Used vehicle retail	12.7%	13.1%
Used vehicle wholesale	(0.2)%	(0.4)%
Parts and service	45.6%	43.5%
Finance and insurance, net	24.3%	24.7%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.3%	16.2%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.2%	68.3%
Total revenue during the nine months ended September 30, 2016 decreased by $86.5 million (2%) compared to the nine months ended September 30, 2015, due to a $66.5 million (5%) decrease in used vehicle revenue, a $44.4 million (2%) decrease in new vehicle revenue, and a $5.0 million (3%) decrease in F&I revenue, partially offset by a $29.4 million (5%) increase in parts and service revenue. The $6.3 million decrease in gross profit during the nine months ended September 30, 2016 was driven by a $12.8 million (8%) decrease in new vehicle gross profit, a $5.0 million (3%) decrease in F&I gross profit, and a $2.6 million (3%) decrease in used vehicle gross profit, partially offset by a $14.1 million (4%) increase in parts and service gross profit. For the nine months ended September 30, 2016, our total gross profit margin increased 10 basis points to 16.3%.
Income from operations during the nine months ended September 30, 2016 decreased by $14.2 million (6%) compared to the nine months ended September 30, 2015, primarily due to the $6.3 million decrease in gross profit, a $2.8 million increase in SG&A expenses and a $4.1 million increase in other operating expenses, net. Total other expenses decreased by $32.7 million, primarily due to a $21.4 million gain on divestiture recorded during nine months ended September 30, 2015 and a $8.5 million increase in interest expense during nine months ended September 30, 2016. As a result, income from continuing operations before income taxes decreased by $46.9 million (23%) to $160.9 million for the nine months ended September 30, 2016. The decrease in income from continuing operations before income taxes resulted in a decrease in income tax expense of $18.8 million (24%). Net income decreased by $28.0 million (22%) during nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
We assess the organic growth of our revenue and gross profit on a same store basis. We believe that our assessment on a same store basis represents an important indicator of comparative financial performance and provides relevant information to assess our performance at our existing locations. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$909.7	$948.7	$(39.0)	(4)%
Import	1,206.0	1,265.5	(59.5)	(5)%
Domestic	560.6	506.5	54.1	11%
Total new vehicle revenue	$2,676.3	$2,720.7	$(44.4)	(2)%
Gross profit:
Luxury	$61.4	$63.6	$(2.2)	(3)%
Import	52.9	59.4	(6.5)	(11)%
Domestic	25.4	29.5	(4.1)	(14)%
Total new vehicle gross profit	$139.7	$152.5	$(12.8)	(8)%
New vehicle units:
Luxury	17,469	18,632	(1,163)	(6)%
Import	43,814	47,052	(3,238)	(7)%
Domestic	15,326	14,137	1,189	8%
Total new vehicle units	76,609	79,821	(3,212)	(4)%

Same Store:
Revenue:
Luxury	$909.7	$928.1	$(18.4)	(2)%
Import	1,176.3	1,178.0	(1.7)	—%
Domestic	530.0	506.5	23.5	5%
Total new vehicle revenue	$2,616.0	$2,612.6	$3.4	—%
Gross profit:
Luxury	$61.4	$62.5	$(1.1)	(2)%
Import	51.9	55.5	(3.6)	(6)%
Domestic	23.4	29.5	(6.1)	(21)%
Total new vehicle gross profit	$136.7	$147.5	$(10.8)	(7)%
New vehicle units:
Luxury	17,469	18,254	(785)	(4)%
Import	42,693	43,844	(1,151)	(3)%
Domestic	14,414	14,137	277	2%
Total new vehicle units	74,576	76,235	(1,659)	(2)%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
As Reported:
Revenue per new vehicle sold	$34,935	$34,085	$850	2%
Gross profit per new vehicle sold	$1,824	$1,911	$(87)	(5)%
New vehicle gross margin	5.2%	5.6%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,515	$3,413	$102	3%
New vehicle gross margin	6.7%	6.7%	—%
Import:
Gross profit per new vehicle sold	$1,207	$1,262	$(55)	(4)%
New vehicle gross margin	4.4%	4.7%	(0.3)%
Domestic:
Gross profit per new vehicle sold	$1,657	$2,087	$(430)	(21)%
New vehicle gross margin	4.5%	5.8%	(1.3)%

Same Store:
Revenue per new vehicle sold	$35,078	$34,270	$808	2%
Gross profit per new vehicle sold	$1,833	$1,935	$(102)	(5)%
New vehicle gross margin	5.2%	5.6%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,515	$3,424	$91	3%
New vehicle gross margin	6.7%	6.7%	—%
Import:
Gross profit per new vehicle sold	$1,216	$1,266	$(50)	(4)%
New vehicle gross margin	4.4%	4.7%	(0.3)%
Domestic:
Gross profit per new vehicle sold	$1,623	$2,087	$(464)	(22)%
New vehicle gross margin	4.4%	5.8%	(1.4)%
New vehicle revenue decreased by $44.4 million (2%) primarily as a result of a 4% decrease in new vehicle units sold, partially offset by a 2% increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $3.4 million as a result of a 2% increase in revenue per new vehicle sold, partially offset by a 2% decrease in new vehicle units sold.
U.S. new vehicle SAAR was 17.3 million for the nine months ended September 30, 2016 compared to 17.2 million for the nine months ended September 30, 2015. Same store unit volumes for our luxury and mid-line import brands decreased by 4% and 3%, respectively, however our domestic unit volume increased by 2%.
Same store new vehicle gross profit for the nine months ended September 30, 2016 decreased by $10.8 million (7%), as a result of a 2% decrease in unit volumes and a 5% decrease in gross profit per new vehicle sold. Gross profit margin for the nine months ended September 30, 2016 decreased by 40 basis points to 5.2%, primarily attributable to increased competition in the marketplace.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,254.7	$1,309.8	$(55.1)	(4)%
Used vehicle wholesale revenue	152.8	164.2	(11.4)	(7)%
Used vehicle revenue	$1,407.5	$1,474.0	$(66.5)	(5)%
Gross profit:
Used vehicle retail gross profit	$101.4	$105.6	$(4.2)	(4)%
Used vehicle wholesale gross profit	(1.6)	(3.2)	1.6	50%
Used vehicle gross profit	$99.8	$102.4	$(2.6)	(3)%
Used vehicle retail units:
Used vehicle retail units	59,378	63,164	(3,786)	(6)%

Same Store:
Revenue:
Used vehicle retail revenue	$1,227.5	$1,243.2	$(15.7)	(1)%
Used vehicle wholesale revenue	150.4	156.3	(5.9)	(4)%
Used vehicle revenue	$1,377.9	$1,399.5	$(21.6)	(2)%
Gross profit:
Used vehicle retail gross profit	$99.1	$101.0	$(1.9)	(2)%
Used vehicle wholesale gross profit	(1.4)	(2.7)	1.3	48%
Used vehicle gross profit	$97.7	$98.3	$(0.6)	(1)%
Used vehicle retail units:
Used vehicle retail units	57,756	59,595	(1,839)	(3)%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
As Reported:
Revenue per used vehicle retailed	$21,131	$20,736	$395	2%
Gross profit per used vehicle retailed	$1,708	$1,672	$36	2%
Used vehicle retail gross margin	8.1%	8.1%	—%

Same Store:
Revenue per used vehicle retailed	$21,253	$20,861	$392	2%
Gross profit per used vehicle retailed	$1,716	$1,695	$21	1%
Used vehicle retail gross margin	8.1%	8.1%	—%
Used vehicle revenue decreased by $66.5 million (5%) as a result of the 6% decrease in used vehicle retail units sold, partially offset by a 2% increase in revenue per used vehicle retailed. Same store used vehicle revenue decreased by $21.6 million (2%) due to a 3% decrease in used vehicle retail units sold, partially offset by a 2% increase in revenue per used vehicle retailed. Gross margin remained consistent at 8.1% for the nine months ended September 30, 2016 and 2015.

Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions)
As Reported:
Parts and service revenue	$584.9	$555.5	$29.4	5%
Parts and service gross profit:
Customer pay	201.4	188.3	13.1	7%
Warranty	54.4	53.2	1.2	2%
Wholesale parts	15.6	16.0	(0.4)	(3)%
Parts and service gross profit, excluding reconditioning and preparation	$271.4	$257.5	$13.9	5%
Parts and service gross margin, excluding reconditioning and preparation	46.4%	46.4%	—%
Reconditioning and preparation	$90.6	$90.4	$0.2	—%
Total parts and service gross profit	$362.0	$347.9	$14.1	4%
Total parts and service gross margin	61.9%	62.6%	(0.7)%

Same Store:
Parts and service revenue	$571.7	$531.6	$40.1	8%
Parts and service gross profit:
Customer pay	198.2	182.5	15.7	9%
Warranty	52.7	49.9	2.8	6%
Wholesale parts	15.0	14.9	0.1	1%
Parts and service gross profit, excluding reconditioning and preparation	$265.9	$247.3	$18.6	8%
Parts and service gross margin, excluding reconditioning and preparation	46.5%	46.5%	—%
Reconditioning and preparation	$88.4	$86.0	$2.4	3%
Total parts and service gross profit	$354.3	$333.3	$21.0	6%
Total parts and service gross margin	62.0%	62.7%	(0.7)%
The $29.4 million (5%) increase in parts and service revenue was primarily the result of increases of $24.4 million (7%) in customer pay revenue and $6.5 million (7%) in warranty revenue. Same store parts and service revenue increased by $40.1 million (8%) from $531.6 million for the nine months ended September 30, 2015 to $571.7 million for the nine months ended September 30, 2016. The increase in same store parts and service revenue was primarily due to increases of $29.8 million (8%) in customer pay revenue and $9.7 million (10%) in warranty revenue. On a same store basis our parts and service gross margin decreased by 70 basis points primarily due to a shift in parts and service revenue towards customer pay and warranty.
Parts and service gross profit, excluding reconditioning and preparation, increased by $13.9 million (5%) to $271.4 million and same store gross profit, excluding reconditioning and preparation, increased by $18.6 million (8%) to $265.9 million. The increase in same store gross profit is primarily due to the increase in customer pay gross profit, which has continued to benefit from our strategic focus to improve customer retention and the recent trend of increasing new vehicle sales over the past few years.
We continue to focus on increasing our parts and service revenue, specifically our customer pay business, over the long-term by upgrading equipment, focusing on improving customer retention and customer satisfaction, and capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$192.6	$197.6	$(5.0)	(3)%
Finance and insurance, net per vehicle sold	$1,416	$1,382	$34	2%

Same Store:
Finance and insurance, net	$187.4	$189.4	$(2.0)	(1)%
Finance and insurance, net per vehicle sold	$1,416	$1,394	$22	2%
F&I revenue decreased by $5.0 million (3%) during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 and same store F&I revenue decreased by $2.0 million over the same time period. We attribute the decreases in finance and insurance, net to lower retail vehicle sales.
Selling, General, and Administrative Expense—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2016	% of Gross Profit	2015	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$257.1	32.4%	$251.6	31.4%	$5.5	1.0%
Sales compensation	83.8	10.6%	86.9	10.9%	(3.1)	(0.3)%
Share-based compensation	9.1	1.1%	7.7	1.0%	1.4	0.1%
Outside services	57.7	7.3%	56.9	7.1%	0.8	0.2%
Advertising	25.4	3.2%	29.0	3.6%	(3.6)	(0.4)%
Rent	23.0	2.9%	23.5	2.9%	(0.5)	—%
Utilities	11.7	1.5%	12.9	1.6%	(1.2)	(0.1)%
Insurance	13.6	1.7%	9.1	1.1%	4.5	0.6%
Other	67.8	8.5%	68.8	8.7%	(1.0)	(0.2)%
Selling, general, and administrative expense	$549.2	69.2%	$546.4	68.3%	$2.8	0.9%
Gross profit	$794.1		$800.4

Same Store:
Personnel costs	251.0	32.3%	240.5	31.3%	10.5	1.0%
Sales compensation	81.7	10.5%	82.9	10.8%	(1.2)	(0.3)%
Share-based compensation	9.1	1.2%	7.7	1.0%	1.4	0.2%
Outside services	56.0	7.2%	54.2	7.1%	1.8	0.1%
Advertising	24.5	3.2%	26.6	3.5%	(2.1)	(0.3)%
Rent	22.9	3.0%	23.4	3.0%	(0.5)	—%
Utilities	11.4	1.5%	12.3	1.6%	(0.9)	(0.1)%
Insurance	13.3	1.7%	8.6	1.1%	4.7	0.6%
Other	$67.2	8.6%	$65.3	8.5%	$1.9	0.1%
Selling, general, and administrative expense	$537.1	69.2%	$521.5	67.9%	$15.6	1.3%
Gross profit	$776.1		$768.5
SG&A expense as a percentage of gross profit was 69.2% for the nine months ended September 30, 2016 compared to 68.3% for the nine months ended September 30, 2015. Same store SG&A expense as a percentage of gross profit increased by 130 basis points from 67.9% for the nine months ended September 30, 2015 to 69.2% for the nine months ended September 30, 2016. The increase is due primarily to increasing personnel costs, which was a result of higher employee benefit costs.

Insurance expense increased due primarily to hail storm damage at certain dealerships and increased reserves in our other insurance programs. We continue to be engaged in numerous productivity initiatives designed to reduce our fixed cost structure and we continue to focus on refining our centralized business processes to further enhance our performance.
Other Operating Expenses, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items.
During the nine months ended September 30, 2016, we recognized $3.1 million in non-cash real estate related impairment charges consisting of $0.9 million related to a lease buyout and a lease termination, $0.7 million related to the write down of a property classified as Assets Held for Sale, and $1.5 million related to a property currently classified in Property and Equipment, net.
In addition, during the nine months ended September 30, 2016, we recorded $2.1 million of lease termination charges associated with a former dealership location.
Other Interest Expense —
Other interest expense increased $8.5 million (27%) from $31.5 million for the nine months ended September 30, 2015 to $40.0 million for the nine months ended September 30, 2016. The increase in interest expense was primarily due to interest associated with the add-on issuance of $200.0 million of our 6.0% Senior Subordinated Notes due 2024, which we completed in October 2015.
Income Tax Expense—
The $18.8 million (24%) decrease in income tax expense was primarily a result of the $46.9 million (23%) decrease in income before income taxes for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Our effective tax rate was 37.8% for the nine months ended September 30, 2016 compared to 38.3% for the nine months ended September 30, 2015. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2016, we had total available liquidity of $367.5 million, which consisted of cash and cash equivalents of $3.7 million, $36.1 million of available funds in our floor plan offset accounts, and borrowing availability of $238.0 million and $89.7 million under our revolving credit facility and used vehicle revolving floor plan facility, respectively. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of September 30, 2016, these financial covenants did not further limit our availability under our other credit facilities. For more information on our financial covenants, see "Covenants" below.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our 2016 Senior Credit Facility, our other floor plan facilities, our Real Estate Credit Agreement, our Restated Master Loan Agreement, and our mortgage financings (each, as defined below), (iv) amounts in our new vehicle floor plan notes payable offset accounts, and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.

We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, refer to the "Long-Term Debt" footnote included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and the "Subsequent Events" footnote in our Quarterly Report on Form 10-Q for the period ended June 30, 2016.

•
2016 Senior Credit Facility — On July 25, 2016, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2016 Senior Credit Facility"). The 2016 Senior Credit Facility further amended and restated the Company's pre-existing senior secured credit agreement, dated as of August

8, 2013, by and among the Company and certain of its subsidiaries and Bank of America, as administrative agent, and the other agents and lenders party thereto (the "Restated Credit Agreement").
The 2016 Senior Credit Facility provides for the following:

◦
A $250.0 million revolving credit facility (the "Revolving Credit Facility") for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. As of September 30, 2016, our borrowing capacity under the revolving credit facility was limited to $247.4 million, based on our borrowing base calculation, and we had $9.4 million in outstanding letters of credit, resulting in $238.0 million of borrowing availability. There were no amounts drawn under our revolving credit facility as of September 30, 2016.

◦
A $900.0 million new vehicle revolving floor plan facility (the "New Vehicle Floor Plan Facility"). In connection, with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash to an account as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of September 30, 2016, we had $679.9 million, which is net of $23.9 million in our floor plan offset account, outstanding under our new vehicle floor plan facility (including $15.7 million classified as Liabilities Associated with Assets Held for Sale).

◦
A $150.0 million used vehicle revolving floor plan facility (the "Used Vehicle Floor Plan Facility") to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility was limited to $119.7 million, based on our borrowing base calculation as of September 30, 2016. We began the year with nothing drawn on our used vehicle floor plan facility and during the nine months ended September 30, 2016, we had borrowings of $55.0 million and made repayments of $25.0 million, resulting in $30.0 million outstanding under our used vehicle floor plan facility as of September 30, 2016.

Subject to compliance with certain conditions, the agreement governing the 2016 Senior Credit Facility provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $325.0 million in the aggregate without lender consent. At our option, we have the ability to re-designate a portion of the revolving credit facility availability to the new vehicle floor plan facility or the used vehicle floor plan facility. The maximum amount we are allowed to re-designate is determined based on our current borrowing availability, less $50.0 million. In addition, we are able to re-designate any amounts moved to the new vehicle floor plan facillity or used vehicle floor plan facility back to the revolving credit facility.

Borrowings under the 2016 Senior Credit Facility bear interest, at our option, based on the London Interbank Offered Rate ("LIBOR") or the Base Rate, in each case plus an Applicable Margin. The Base Rate is the highest of the (i) Bank of America prime rate, (ii) Federal Funds rate plus 0.50%, and (iii) one month LIBOR plus 1.00%. Applicable Margin means a range from 1.25% to 2.50% for LIBOR loans and 0.25% to 1.50% for Base Rate loans, in each case based on the Company's total lease adjusted leverage ratio. Borrowings under the New Vehicle Floor Plan Facility bear interest, at the option of the Company, based on LIBOR plus 1.25% or the Base Rate plus 0.25%. Borrowings under the Used Vehicle Floor Plan Facility bear interest, at the option of the Company, based on LIBOR plus 1.50% or the Base Rate plus 0.50%.

In addition to the payment of interest on borrowings outstanding under the 2016 Senior Credit Facility, we are required to pay a quarterly commitment fee on the total commitments thereunder. The fee for commitments under the Revolving Credit Facility is between 0.20% and 0.45% per year, based on the Company's total lease adjusted leverage ratio, and the fee for commitments under the New Vehicle Facility Floor Plan and the Used Vehicle Facility Floor Plan Facility is 0.15% per year.

•
Manufacturer affiliated new vehicle floor plan and other financing facilities — We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. During August 2016, we established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of September 30, 2016, we had $118.4 million, net of $12.2 million in our floor plan offset account, outstanding under our floor plan facility (including $13.1 million classified as Liabilities Associated with Assets Held for Sale). Additionally, we had $81.3 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, of which $78.2 million were presented within Accounts Payable and Accrued Liabilities and $3.1 million were presented within Liabilities Associated with Assets Held for Sale in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
Real Estate Credit Agreement — a real estate term loan credit agreement with an initial principal value of $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of September 30, 2016, we had $61.3 million of mortgage note obligations outstanding under the Real Estate Credit Agreement, of which $9.1 million were classified as Liabilities Associated with Assets Held for Sale on our Condensed Consolidated Balance Sheet. There is no further borrowing availability under this agreement.

•
Restated Master Loan Agreement — provides for term loans to certain of our subsidiaries in an aggregate amount not to exceed $100.0 million. Borrowings under the Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the Master Loan Agreement. As of September 30, 2016, the outstanding balance under the Restated Master Loan Agreement was $95.0 million. There is no further borrowing availability under this facility.

•
Mortgage notes — as of September 30, 2016, we had $188.9 million of mortgage note obligations, of which $4.3 million were classified as Liabilities Associated with Assets Held for Sale on our Condensed Consolidated Balance Sheet. These obligations are collateralized by the associated real estate at our dealership locations.

•
6.0% Senior Subordinated Notes due 2024 ("6.0% Notes") — as of September 30, 2016 we had $600.0 million in aggregate principal amount of our 6.0% Notes outstanding. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024.

Covenants
We are subject to a number of customary covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2016.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements. Our 2016 Senior Credit Facility and our indenture governing our 6.0% Notes permit us to make an unlimited amount of restricted payments so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of September 30, 2016, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.
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
During the nine months ended September 30, 2016, we repurchased 2,828,030 shares of our common stock under the Repurchase Program for a total of $162.0 million. As of September 30, 2016, we had remaining authorization to repurchase $138.1 million in shares of our common stock under the Repurchase Program.
During the nine months ended September 30, 2016, we repurchased 67,518 shares of our common stock for $3.5 million from employees in connection with a net share settlement feature of employee equity-based awards.
Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade"), and all floor plan notes payable relating to used vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying Condensed Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan lenders require amounts borrowed for the purchase of a vehicle to be repaid within a short time period after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan financing as compared to us). In addition, we include all floor plan borrowings and repayments in our internal operating cash flow forecasts. As a result, we use the non-GAAP measure "cash provided by operating activities, as adjusted" (defined below) to compare our results to forecasts. We believe that splitting the cash flows of floor plan notes payable between operating activities and financing activities, while all new vehicle inventory activity is included in operating activities, results in significantly different operating cash flow than if all the cash flows of floor plan notes payable were classified together in operating activities.
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

	For the Nine Months Ended September 30,
	2016	2015
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$151.1	$145.0
New vehicle floor plan borrowings—non-trade, net	76.5	51.5
Cash provided by operating activities, as adjusted	$227.6	$196.5
Operating Activities—
Net cash provided by operating activities totaled $151.1 million and $145.0 million, for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by operating activities, as adjusted, totaled $227.6 million and $196.5 million for the nine months ended September 30, 2016 and 2015, respectively.
The $31.1 million increase in our net cash provided by operating activities, as adjusted, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily the result of the following:

•
$46.5 million related to a decrease in inventory, net of floor plan notes payable, primarily due to the decrease in our floor plan offset account from $137.4 million as of December 31, 2015 to $36.1 million as of September 30, 2016;

•	$26.6 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2016 as compared to 2015; and

•	$10.7 million related to the non-cash adjustments to net income and the change in other long-term assets and liabilities.
The increase in our cash provided by operating activities, as adjusted, was partially offset by the following:

•	$30.3 million related to a decrease in accounts payable and accrued liabilities; and

•	$22.4 million related to the change in other current and non-current assets and liabilities.
Investing Activities—
Net cash used in investing activities totaled $77.5 million and $67.8 million, for the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures, excluding the purchase of real estate, were $47.3 million and $34.6 million for the nine months ended September 30, 2016 and 2015, respectively. We expect that capital expenditures during 2016 will total approximately $80.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
Purchases of real estate, including purchases of previously leased real estate, totaled $30.2 million and $22.4 million for the nine months ended September 30, 2016 and 2015, respectively. As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $72.7 million and $76.2 million for the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016 and 2015, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $2.92 billion and $3.15 billion, respectively, and non-trade floor plan repayments of $2.81 billion and $3.04 billion, respectively.
Repayments of borrowings totaled $11.2 million and $8.6 million, for the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016, we repurchased a total of 2,828,030 shares of our common stock under our Repurchase Program for a total of $162.0 million and 67,518 shares of our common stock for $3.5 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 10 "Commitments and Contingencies" of the Notes hereto.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $792.8 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of September 30, 2016, a 100 basis point change in interest rates could result in a change of as much as $7.9 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the three months ended September 30, 2016 and 2015 by $10.5 million and $10.7 million, respectively, and for the nine months ended September 30, 2016 and 2015, by $25.7 million and $24.8 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $96.9 million as of September 30, 2016 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month

LIBOR rate, through maturity in September 2023. The notional values of this swap as of September 30, 2016 was $64.9 million and will reduce over its remaining term to $38.7 million at maturity.
For additional information about the effect of our derivative instruments on the accompanying Condensed Consolidated Financial Statements, see Note 8 "Financial Instruments and Fair Value" of the Notes thereto.
Item 4. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Management, including the principal executive officer and the principal financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

 During the three months ended September 30, 2016, we repurchased 437 shares of our common stock under the Repurchase Program. As of September 30, 2016 we had remaining authorization to repurchase $138.1 million in shares of our common stock under the Repurchase Program.
The following table sets forth information regarding stock repurchases by the Company on a monthly basis during the three month period ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
07/01/2016 - 07/31/2016	437	$49.97	437	$138.1
08/01/2016 - 08/31/2016	—	$—	—	$—
09/01/2016 - 09/30/2016	—	$—	—	$—
Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
4.1	Third Supplemental Indenture, dated as of July 20, 2016, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee.
10.1
Second Amended and Restated Credit Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., as a Borrower, and certain of its Subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Toyota Motor Credit Corporation and Mercedes-Benz Financial Services USA LLC, as Co-Documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.2
Second Amended and Restated Company Guaranty Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.3
Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 25, 2016, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.4
Second Amended and Restated Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.5
Second Amended and Restated Escrow & Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., a national banking association, as Administrative Agent (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

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

Asbury Automotive Group, Inc.

Date: October 26, 2016	By:	/s/ Craig T. Monaghan
	Name:	(Craig T. Monaghan)
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: October 26, 2016	By:	/s/ Keith R. Style
	Name:	(Keith R. Style)
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
4.1	Third Supplemental Indenture, dated as of July 20, 2016, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee.
10.1
Second Amended and Restated Credit Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., as a Borrower, and certain of its Subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Toyota Motor Credit Corporation and Mercedes-Benz Financial Services USA LLC, as Co-Documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.2
Second Amended and Restated Company Guaranty Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.3
Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 25, 2016, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.4
Second Amended and Restated Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.5
Second Amended and Restated Escrow & Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., a national banking association, as Administrative Agent (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

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