Form 10-Q
period 2017-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2017-04-27
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 26, 2017 was 21,052,801.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3.1	$3.4
Contracts-in-transit	139.5	182.6
Accounts receivable, net	114.7	138.4
Inventories	969.1	894.9
Assets held for sale	18.3	16.1
Other current assets	103.9	97.0
Total current assets	1,348.6	1,332.4
PROPERTY AND EQUIPMENT, net	824.1	815.4
GOODWILL	160.7	128.1
INTANGIBLE FRANCHISE RIGHTS	54.8	48.5
OTHER LONG-TERM ASSETS	11.5	11.7
Total assets	$2,399.7	$2,336.1
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$128.4	$108.3
Floor plan notes payable—non-trade, net	683.2	673.5
Current maturities of long-term debt	14.1	14.0
Accounts payable and accrued liabilities	327.7	309.1
Total current liabilities	1,153.4	1,104.9
LONG-TERM DEBT	908.9	912.7
DEFERRED INCOME TAXES	9.2	8.9
OTHER LONG-TERM LIABILITIES	30.0	29.9
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 40,945,433 and 40,750,765 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	553.1	549.4
Retained earnings	645.0	611.5
Treasury stock, at cost; 19,793,816 and 19,497,596 shares, respectively	(898.6)	(879.5)
Accumulated other comprehensive loss	(1.7)	(2.1)
Total shareholders' equity	298.2	279.7
Total liabilities and shareholders' equity	$2,399.7	$2,336.1

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
REVENUE:
New vehicle	$832.5	$838.4
Used vehicle	461.8	460.9
Parts and service	191.5	189.2
Finance and insurance, net	65.9	62.3
TOTAL REVENUE	1,551.7	1,550.8
COST OF SALES:
New vehicle	792.1	793.7
Used vehicle	427.9	425.1
Parts and service	71.6	71.2
TOTAL COST OF SALES	1,291.6	1,290.0
GROSS PROFIT	260.1	260.8
OPERATING EXPENSES:
Selling, general, and administrative	181.1	181.2
Depreciation and amortization	7.9	7.5
Other operating (income) expenses, net	(1.2)	3.2
INCOME FROM OPERATIONS	72.3	68.9
OTHER EXPENSES:
Floor plan interest expense	5.3	4.4
Other interest expense, net	13.3	13.4
Swap interest expense	0.6	0.8
Total other expenses, net	19.2	18.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	53.1	50.3
Income tax expense	19.1	19.2
INCOME FROM CONTINUING OPERATIONS	34.0	31.1
Discontinued operations, net of tax	—	(0.1)
NET INCOME	$34.0	$31.0
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$1.62	$1.28
Discontinued operations	—	—
Net income	$1.62	$1.28
Diluted—
Continuing operations	$1.61	$1.27
Discontinued operations	—	—
Net income	$1.61	$1.27
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21.0	24.3
Restricted stock	0.0	0.0
Performance share units	0.1	0.1
Diluted	21.1	24.4

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net income	$34.0	$31.0
Other comprehensive income (loss):
Change in fair value of cash flow swaps	0.7	(4.1)
Income tax (expense) benefit associated with cash flow swaps	(0.3)	1.6
Comprehensive income	$34.4	$28.5

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$34.0	$31.0
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	7.9	7.5
Stock-based compensation	3.1	3.6
Deferred income taxes	0.1	1.4
Impairment expenses	—	1.5
Loaner vehicle amortization	5.9	5.1
Other adjustments, net	1.0	2.3
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	43.1	47.3
Accounts receivable	24.1	21.1
Inventories	(16.2)	(52.7)
Other current assets	(41.8)	(39.1)
Floor plan notes payable—trade, net	20.1	19.9
Accounts payable and accrued liabilities	16.9	(4.5)
Other long-term assets and liabilities, net	0.1	0.8
Net cash provided by operating activities	98.3	45.2
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(5.4)	(9.8)
Capital expenditures—real estate	—	(7.2)
Acquisitions	(80.1)	—
Net cash used in investing activities	(85.5)	(17.0)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	908.4	948.5
Floor plan borrowings—acquisitions	25.1	—
Floor plan repayments—non-trade	(923.8)	(866.9)
Repayments of borrowings	(3.8)	(3.1)
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(19.0)	(105.1)
Net cash used in financing activities	(13.1)	(26.6)
Net (decrease) increase in cash and cash equivalents	(0.3)	1.6
CASH AND CASH EQUIVALENTS, beginning of period	3.4	2.8
CASH AND CASH EQUIVALENTS, end of period	$3.1	$4.4

See Note 10 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 96 new vehicle franchises (80 dealership locations) in 17 metropolitan markets within nine states as of March 31, 2017. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of March 31, 2017, we offered 29 brands of new vehicles and our new vehicle revenue brand mix consisted of 46% imports, 33% luxury, and 21% domestic brands. We also operated 24 collision repair centers that serve customers in our local markets.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in North Carolina, South Carolina and Virginia;

•	Gray-Daniels dealerships operating in the Jackson, Mississippi area;

•	Hare dealerships operating in the Indianapolis, Indiana area;

•	McDavid dealerships operating in metropolitan Austin, Dallas and Houston, Texas;

•	Nalley dealerships operating in metropolitan Atlanta, Georgia; and

•	Plaza dealerships operating in metropolitan St. Louis, Missouri.

In addition, as of March 31, 2017 we owned and operated two stand-alone used vehicle stores in Florida.

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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the Condensed Consolidated Financial Statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Revenue Recognition
Revenue from the sale of new and used vehicles (which excludes sales tax) is recognized upon the latest of delivery, signing of the sales contract or approval of financing. Revenue from the sale of parts, service and collision repair work (which excludes sales tax) is recognized upon delivery of parts to the customer or at the time vehicle service or repair work is completed, as applicable. Manufacturer incentives and rebates, including manufacturer holdbacks, floor plan interest assistance and certain advertising assistance, are recognized as a reduction of new vehicle cost of sales at the time the related vehicles are sold, in the accompanying Condensed Consolidated Statements of Income.
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, guaranteed auto protection (known as "GAP") insurance, and other insurance, to customers (collectively "F&I"). We may be charged back for F&I commissions in the event a contract is prepaid, defaulted upon, or terminated ("chargebacks"). F&I commissions are recorded at the time a vehicle is sold, and a reserve for future chargebacks is established based on historical chargeback experience and the termination provisions of the applicable contract. F&I commissions, net of estimated future chargebacks, are included in Finance and Insurance, net in the accompanying Condensed Consolidated Statements of Income. Additionally, we participate in future profits associated with the performance of the third-party held underlying portfolio for certain products, pursuant to retrospective commission arrangements. Our retrospective portfolio income is recorded as revenue at the time it is received from our third-party providers.
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

Loaner vehicles account for a significant portion of Other Current Assets. We acquire loaner vehicles either with available cash or through borrowing from either our manufacturer affiliated lenders or through our senior secured credit agreement with Bank of America, as administrative agent, and the other agents and lenders party thereto (the "2016 Senior Credit Facility"). Loaner vehicles are initially used by our service department for only a short period of time (typically six to twelve months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles in Other Current Assets and the borrowings and repayments of loaner vehicle notes payable in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. Loaner vehicles are depreciated over the service period to their estimated value. At the end of the loaner service period, loaner vehicles are transferred from Other Current Assets to used vehicle inventory. These transfers are reflected as non-cash transfers between Other Current Assets and Inventory in the accompanying Condensed Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
In March 2016, the FASB issued Accounting Standard Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718), to simplify certain aspects of the accounting for share-based payment transactions to employees. The new standard requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our statements of cash flows.

We adopted the new standard January 1, 2017, upon which excess tax benefits or deficiencies from share-based award activity were reflected in the Condensed Consolidated Statements of Income as a component of the provision for income taxes, whereas they previously were recognized in equity. We also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 resulted in a cumulative-effect adjustment increasing retained earnings by $0.5 million as of January 1, 2017, related to our election to account for forfeitures as they occur.

We adopted the aspects of the standard affecting the cash flow presentation retrospectively, and accordingly, to conform to the current year presentation, we reclassified $0.2 million of excess tax benefits under financing activities to operating activities for the three months ended March 31, 2016 in our Condensed Consolidated Statements of Cash Flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value. Application of the standard, which is required to be applied prospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. The adoption of this new standard, beginning January 1, 2017, did not have an impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new standard on revenue recognition. Further, the FASB has issued a number of additional ASU's regarding the new revenue recognition standard. The new standard, as amended, will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property, and equipment. The new standard will become effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within that year. The standard can be adopted either retrospectively to each reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We have performed a preliminary evaluation of this standard and plan to adopt it effective January 1, 2018. We cannot currently estimate the impact of the change upon adoption of this standard and will continue to review the impact of this standard on potential disclosure changes in our financial statements, as well as which transition approach will be applied. Our evaluation of this standard will continue through the date of adoption.
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

3. ACQUISITIONS
Results of acquired dealerships are included in our accompanying Condensed Consolidated Statements of Income commencing on the date of acquisition. Our acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The fair value of our manufacturer franchise rights are determined at the acquisition date, by discounting the projected cash flows specific to each franchise. Included in this analysis are market participant assumptions, at a dealership level, regarding the cash flows directly attributable to the franchise rights, revenue growth rates, future gross margins and future SG&A expenses. Using an estimated WACC, estimated residual values at the end of the forecast period and estimated future capital expenditure requirements, the Company calculates the fair value of the franchise rights.
During the three months ended March 31, 2017, we acquired the assets of two franchises (two dealership locations) and one collision center in the Indianapolis, Indiana market for a purchase price of $80.1 million. We financed these acquisitions with $55.0 million of cash and $25.1 million of floor plan borrowings for the purchase of the related new vehicle inventory.
Below is the preliminary allocation of purchase price for the acquisitions completed during the three months ended March 31, 2017. We have not finished our final assessments of third party real estate appraisals and our internal valuation of manufacturer franchise rights and the assignment of goodwill to reporting units. The $38.9 million of goodwill and manufacturer rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15 year period.

As of
March 31, 2017
(In millions)
Inventory	$25.9
Real estate	12.2
Property and equipment	1.4
Goodwill	32.6
Manufacturer franchise rights	6.3
Loaner and rental vehicles	3.2
Liabilities assumed	(1.5)
Total purchase price	$80.1

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In millions)
Vehicle receivables	$38.7	$53.2
Manufacturer receivables	41.4	45.5
Other receivables	36.1	41.6
Total accounts receivable	116.2	140.3
Less—Allowance for doubtful accounts	(1.5)	(1.9)
Accounts receivable, net	$114.7	$138.4

5. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In millions)
New vehicles	$780.2	$720.6
Used vehicles	146.5	132.7
Parts and accessories	42.4	41.6
Total inventories	$969.1	$894.9
The lower of cost or market reserves reduced total inventories by $6.2 million and $6.5 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, certain automobile manufacturer incentives reduced new vehicle inventory cost by $9.5 million and $8.2 million, respectively, and reduced new vehicle cost of sales from continuing operations for the three months ended March 31, 2017 and 2016 by $9.6 million and $9.4 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
During the three months ended March 31, 2017, we reclassified one vacant property with a net book value of $2.0 million to Assets Held for Sale.
Assets held for sale, comprising real estate not currently used in our operations, totaled $18.3 million and $16.1 million as of March 31, 2017 and December 31, 2016, respectively, and there were no liabilities associated with these real estate assets held for sale as of March 31, 2017 or December 31, 2016.

During the three months ended March 31, 2016, we recorded $1.5 million of impairment expense based on a third-party broker opinion of value. This impairment expense was recorded in Other Operating Expense, net in our accompanying Condensed Consolidated Statements of Income.
7. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In millions)
Floor plan notes payable—trade	$141.1	$120.0
Floor plan notes payable offset account	(12.7)	(11.7)
Total floor plan notes payable—trade, net	$128.4	$108.3

Floor plan notes payable—non-trade	$725.3	$732.7
Floor plan notes payable offset account	(42.1)	(59.2)
Total floor plan notes payable—non-trade, net	$683.2	$673.5

We have established a floor plan offset account with Ford Motor Credit Company which allows us to transfer cash to the account as an offset of our outstanding Floor Plan Notes Payable—Trade, net. Additionally, we have a similar floor plan offset account with Bank of America which allows us to offset our outstanding Floor Plan Notes Payable—Non-Trade, net. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset accounts into our operating cash accounts within one to two days. As of March 31, 2017 and December 31, 2016 we had $54.8 million and $70.9 million, respectively, in these floor plan offset accounts.

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed rates	181.1	182.8
Real estate credit agreement	50.7	51.5
Restated master loan agreement	92.4	93.6
Capital lease obligations	3.3	3.4
Total debt outstanding	927.5	931.3
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	7.4	7.6
Less—debt issuance costs	(11.9)	(12.2)
Long-term debt, including current portion	923.0	926.7
Less—current portion, net of current portion of debt issuance costs	(14.1)	(14.0)
Long-term debt	$908.9	$912.7

We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Senior Subordinated Notes due 2024 (our "6.0% Notes") have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of March 31, 2017, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
9. FINANCIAL INSTRUMENTS AND FAIR VALUE
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
A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of
	March 31, 2017	December 31, 2016
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$607.4	$607.6
Mortgage notes payable	324.2	327.9
Total carrying value	$931.6	$935.5

Fair Value:
6.0% Senior Subordinated Notes due 2024	$622.5	$613.5
Mortgage notes payable	325.8	339.5
Total fair value	$948.3	$953.0

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $94.3 million as of March 31, 2017 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional value of this swap as of March 31, 2017 was $63.0 million and the notional value will reduce over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value liabilities related to the swaps as of March 31, 2017 and December 31, 2016, were $2.9 million and $3.6 million, respectively. The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	March 31, 2017	December 31, 2016
	(In millions)
Accounts payable and accrued liabilities	$1.7	$2.2
Other long-term liabilities	1.2	1.4
Total fair value	$2.9	$3.6
Both of our interest rate swaps qualify for cash flow hedge accounting treatment. During the three months ended March 31, 2017 and 2016, neither of our cash flow swaps contained any ineffectiveness, nor was any ineffectiveness recognized in earnings. Information about the effect of our interest rate swap agreements on the accompanying Condensed Consolidated

Statements of Income and Condensed Consolidated Statements of Comprehensive Income, are as follows (in millions):

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Loss to Earnings
2017	$0.1	Swap interest expense	$(0.6)
2016	$(4.9)	Swap interest expense	$(0.8)

 On the basis of yield curve conditions as of March 31, 2017 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $1.7 million.
10. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2017 and 2016, we made interest payments, including amounts capitalized, totaling $9.5 million and $9.0 million, respectively. Included in these interest payments are $5.2 million and $3.9 million, of floor plan interest payments during the three months ended March 31, 2017 and 2016, respectively.
During the three months ended March 31, 2017 and 2016, no material income tax payments were made. During the three months ended March 31, 2017, we received refunds totaling $2.0 million.
During the three months ended March 31, 2017 and 2016, we transferred $31.9 million and $27.9 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Condensed Consolidated Balance Sheets.
11. COMMITMENTS AND CONTINGENCIES
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
We had $13.3 million of letters of credit outstanding as of March 31, 2017, which are required by certain of our insurance providers. In addition, as of March 31, 2017, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking statement contained herein.
OVERVIEW
We are one of the largest automotive retailers in the United States. As of March 31, 2017 we owned and operated 96 new vehicle franchises (80 dealership locations), representing 29 brands of automobiles and 24 collision centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of March 31, 2017, our new vehicle revenue brand mix consisted of 46% imports, 33% luxury, and 21% domestic brands.

Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in North Carolina, South Carolina and Virginia;

•	Gray-Daniels dealerships operating in the Jackson, Mississippi area;

•	Hare dealerships operating in the Indianapolis, Indiana area;

•	McDavid dealerships operating in metropolitan Austin, Dallas and Houston, Texas;

•	Nalley dealerships operating in metropolitan Atlanta, Georgia; and

•	Plaza dealerships operating in metropolitan St. Louis, Missouri.

In addition, as of March 31, 2017 we owned and operated 2 stand-alone used vehicle stores in Florida.
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
We assess the organic growth of our revenue and gross profit on a same store basis. We believe that our assessment on a same store basis represents an important indicator of comparative financial performance and provides relevant information to assess our performance. Same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first full month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.
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
U.S. new vehicle SAAR during the three months ended March 31, 2017 was 17.3 million compared to 17.4 million during the three months ended March 31, 2016. The automotive retail business continues to benefit from the availability of credit to consumers and relatively low overall unemployment levels, fuel prices, and interest rates. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues and operating results to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter-to-quarter by changing economic conditions, vehicle manufacturer incentive programs, or adverse weather events.
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

We had total available liquidity of $400.6 million as of March 31, 2017, which consisted of cash and cash equivalents of $3.1 million, $54.8 million of funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floorplan facility that is able to be re-designated to our revolving credit facility, $46.7 million of availability under our revolving credit facility, and $106.0 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$832.5	$838.4	$(5.9)	(1)%
Used vehicle	461.8	460.9	0.9	—%
Parts and service	191.5	189.2	2.3	1%
Finance and insurance, net	65.9	62.3	3.6	6%
TOTAL REVENUE	1,551.7	1,550.8	0.9	—%
GROSS PROFIT:
New vehicle	40.4	44.7	(4.3)	(10)%
Used vehicle	33.9	35.8	(1.9)	(5)%
Parts and service	119.9	118.0	1.9	2%
Finance and insurance, net	65.9	62.3	3.6	6%
TOTAL GROSS PROFIT	260.1	260.8	(0.7)	—%
OPERATING EXPENSES:
Selling, general, and administrative	181.1	181.2	(0.1)	—%
Depreciation and amortization	7.9	7.5	0.4	5%
Other operating (income) expenses, net	(1.2)	3.2	(4.4)	(138)%
INCOME FROM OPERATIONS	72.3	68.9	3.4	5%
OTHER EXPENSES:
Floor plan interest expense	5.3	4.4	0.9	20%
Other interest expense, net	13.3	13.4	(0.1)	(1)%
Swap interest expense	0.6	0.8	(0.2)	(25)%
Total other expenses, net	19.2	18.6	0.6	3%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	53.1	50.3	2.8	6%
Income tax expense	19.1	19.2	(0.1)	(1)%
INCOME FROM CONTINUING OPERATIONS	34.0	31.1	2.9	9%
Discontinued operations, net of tax	—	(0.1)	0.1	100%
NET INCOME	$34.0	$31.0	$3.0	10%
Income from continuing operations per common share—Diluted	$1.61	$1.27	$0.34	27%
Net income per common share—Diluted	$1.61	$1.27	$0.34	27%

	For the Three Months Ended March 31,
	2017	2016
REVENUE MIX PERCENTAGES:
New vehicle	53.7%	54.1%
Used vehicle retail	26.8%	26.6%
Used vehicle wholesale	3.0%	3.1%
Parts and service	12.3%	12.2%
Finance and insurance, net	4.2%	4.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	15.5%	17.1%
Used vehicle retail	12.8%	13.4%
Used vehicle wholesale	0.3%	0.4%
Parts and service	46.1%	45.2%
Finance and insurance, net	25.3%	23.9%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.8%	16.8%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.6%	69.5%
Total revenue during the three months ended March 31, 2017 increased by $0.9 million compared to the three months ended March 31, 2016, due to a $3.6 million (6%) increase in F&I revenue, a $2.3 million (1%) increase in parts and service revenue, and a $0.9 million  increase in used vehicle revenue, partially offset by a $5.9 million (1%) decrease in new vehicle revenue. The $0.7 million decrease in gross profit during the three months ended March 31, 2017 was driven by a $4.3 million (10%) decrease in new vehicle gross profit, and a $1.9 million (5%) decrease in used vehicle gross profit, partially offset by a $3.6 million (6%) increase in F&I gross profit, and a $1.9 million (2%) increase in parts and service gross profit. For the three months ended March 31, 2017 and 2016, our gross profit margin was 16.8%.
Income from operations during the three months ended March 31, 2017 increased by $3.4 million (5%) compared to the three months ended March 31, 2016, primarily due to a $4.4 million decrease in other operating (income) expenses, net, which was partially offset by a $0.7 million decrease in gross profit and a $0.4 million increase in depreciation and amortization expense. The $0.6 million increase in other expenses, net during the three months ended March 31, 2017 was due to a $0.9 million increase in floor plan interest expense, partially offset by lower other and swap interest expense. As a result, income from continuing operations before income taxes increased by $2.8 million (6%) to $53.1 million for the three months ended March 31, 2017. Despite the increase in income from continuing operations, income tax expense decreased by $0.1 million (1%) primarily as a result of the adoption of a new accounting standard which lowered the effective tax rate to 36.0% for the quarter. Overall, net income increased by $3.0 million (10%) during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
We assess the organic growth of our revenue and gross profit on a same store basis. We believe that our assessment on a same store basis represents an important indicator of comparative financial performance and provides relevant information to assess our performance. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first full month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$272.8	$290.6	$(17.8)	(6)%
Import	380.7	372.1	8.6	2%
Domestic	179.0	175.7	3.3	2%
Total new vehicle revenue	$832.5	$838.4	$(5.9)	(1)%
Gross profit:
Luxury	$18.1	$19.8	$(1.7)	(9)%
Import	14.3	16.9	(2.6)	(15)%
Domestic	8.0	8.0	—	—%
Total new vehicle gross profit	$40.4	$44.7	$(4.3)	(10)%
New vehicle units:
Luxury	5,114	5,626	(512)	(9)%
Import	13,674	13,484	190	1%
Domestic	4,678	4,919	(241)	(5)%
Total new vehicle units	23,466	24,029	(563)	(2)%

Same Store:
Revenue:
Luxury	$272.8	$284.7	$(11.9)	(4)%
Import	377.5	355.7	21.8	6%
Domestic	164.9	165.0	(0.1)	—%
Total new vehicle revenue	$815.2	$805.4	$9.8	1%
Gross profit:
Luxury	$18.1	$19.3	$(1.2)	(6)%
Import	14.2	16.4	(2.2)	(13)%
Domestic	7.1	7.5	(0.4)	(5)%
Total new vehicle gross profit	$39.4	$43.2	$(3.8)	(9)%
New vehicle units:
Luxury	5,114	5,517	(403)	(7)%
Import	13,566	12,914	652	5%
Domestic	4,281	4,587	(306)	(7)%
Total new vehicle units	22,961	23,018	(57)	—%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2017	2016
As Reported:
Revenue per new vehicle sold	$35,477	$34,891	$586	2%
Gross profit per new vehicle sold	$1,722	$1,860	$(138)	(7)%
New vehicle gross margin	4.9%	5.3%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,539	$3,519	$20	1%
New vehicle gross margin	6.6%	6.8%	(0.2)%
Import:
Gross profit per new vehicle sold	$1,046	$1,253	$(207)	(17)%
New vehicle gross margin	3.8%	4.5%	(0.7)%
Domestic:
Gross profit per new vehicle sold	$1,710	$1,626	$84	5%
New vehicle gross margin	4.5%	4.6%	(0.1)%

Same Store:
Revenue per new vehicle sold	$35,504	$34,990	$514	1%
Gross profit per new vehicle sold	$1,716	$1,877	$(161)	(9)%
New vehicle gross margin	4.8%	5.4%	(0.6)%

Luxury:
Gross profit per new vehicle sold	$3,539	$3,498	$41	1%
New vehicle gross margin	6.6%	6.8%	(0.2)%
Import:
Gross profit per new vehicle sold	$1,047	$1,270	$(223)	(18)%
New vehicle gross margin	3.8%	4.6%	(0.8)%
Domestic:
Gross profit per new vehicle sold	$1,658	$1,635	$23	1%
New vehicle gross margin	4.3%	4.5%	(0.2)%
New vehicle revenue decreased by $5.9 million (1%) as a result of a $17.8 million (6%) decrease in luxury revenue partially offset by 2% revenue decreases in both our mid-line import and domestic brands. Same store new vehicle revenue increased by $9.8 million (1% ) led by a $21.8 million 6% increase in our mid-line import brands partially offset by a $11.9 million (4)% decrease in our same store luxury brands.
U.S. new vehicle SAAR was 17.3 million for the three months ended March 31, 2017 compared to 17.4 million for the three months ended March 31, 2016. Overall, our same store new vehicle unit sales remained relatively unchanged for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 .
Same store new vehicle gross profit for the three months ended March 31, 2017 decreased by $3.8 million (9%), due to a 9% decrease in gross profit per new vehicle sold. Gross profit margin for the three months ended March 31, 2017 decreased by 60 basis points to 4.8%. The decrease in our gross profit margin was primarily attributable to a 7% decrease in unit volumes among our generally more profitable luxury brands and aggressive sales targets and a reduction in certain manufacturers' incentive programs primarily at our import brand dealerships.
We believe that our new vehicle inventory continues to be well-aligned with current consumer demand, with approximately 74 days of supply in our inventory as of March 31, 2017.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$415.4	$413.1	$2.3	1%
Used vehicle wholesale revenue	46.4	47.8	(1.4)	(3)%
Used vehicle revenue	$461.8	$460.9	$0.9	—%
Gross profit:
Used vehicle retail gross profit	$33.0	$34.7	$(1.7)	(5)%
Used vehicle wholesale gross profit	0.9	1.1	(0.2)	18%
Used vehicle gross profit	$33.9	$35.8	$(1.9)	(5)%
Used vehicle retail units:
Used vehicle retail units	20,067	19,736	331	2%

Same Store:
Revenue:
Used vehicle retail revenue	$405.9	$389.5	$16.4	4%
Used vehicle wholesale revenue	44.9	45.8	(0.9)	(2)%
Used vehicle revenue	$450.8	$435.3	$15.5	4%
Gross profit:
Used vehicle retail gross profit	$32.0	$32.6	$(0.6)	(2)%
Used vehicle wholesale gross profit	0.9	1.3	(0.4)	(31)%
Used vehicle gross profit	$32.9	$33.9	$(1.0)	(3)%
Used vehicle retail units:
Used vehicle retail units	19,555	18,447	1,108	6%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2017	2016
As Reported:
Revenue per used vehicle retailed	$20,701	$20,931	$(230)	(1)%
Gross profit per used vehicle retailed	$1,644	$1,758	$(114)	(6)%
Used vehicle retail gross margin	7.9%	8.4%	(0.5)%

Same Store:
Revenue per used vehicle retailed	$20,757	$21,115	$(358)	(2)%
Gross profit per used vehicle retailed	$1,636	$1,767	$(131)	(7)%
Used vehicle retail gross margin	7.9%	8.4%	(0.5)%
Used vehicle revenue increased by $0.9 million as result of a $2.3 million (1%) increase in used vehicle retail revenues, partially offset by a $(1.4) million (3)% decrease in used vehicle wholesale revenue. Same store used vehicle revenue increased by $15.5 million (4%) due to a $16.4 million (4%) increase in same store used vehicle retail revenue, partially offset by a $(0.9) million (2)% decrease in same store used vehicle wholesale revenues. For the three months ended March 31, 2017 our same store used vehicle retail unit sales grew by 1,108 units (6%).
For the three months ended March 31, 2017 same store used vehicle retail gross margins decreased 50 basis points to 7.9% as a result of the 7% decrease in used vehicle gross profit per vehicle retailed and the 2% decrease in revenue per used vehicle retailed.

We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 32 days of supply in our inventory as of March 31, 2017.
Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions)
As Reported:
Parts and service revenue	$191.5	$189.2	$2.3	1%
Parts and service gross profit:
Customer pay	66.3	66.2	0.1	—%
Warranty	20.3	17.2	3.1	18%
Wholesale parts	5.2	5.4	(0.2)	(4)%
Parts and service gross profit, excluding reconditioning and preparation	$91.8	$88.8	$3.0	3%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	46.9%	1.0%
Reconditioning and preparation	$28.1	$29.2	$(1.1)	(4)%
Total parts and service gross profit	$119.9	$118.0	$1.9	2%
Total parts and service gross margin	62.6%	62.4%	0.2%

Same Store:
Parts and service revenue	$189.0	$179.2	$9.8	5%
Parts and service gross profit:
Customer pay	65.3	63.1	2.2	3%
Warranty	20.1	16.5	3.6	22%
Wholesale parts	5.2	5.0	0.2	4%
Parts and service gross profit, excluding reconditioning and preparation	$90.6	$84.6	$6.0	7%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	47.2%	0.7%
Reconditioning and preparation	$27.6	$27.8	$(0.2)	(1)%
Total parts and service gross profit	$118.2	$112.4	$5.8	5%
Total parts and service gross margin	62.5%	62.7%	(0.2)%
The $2.3 million (1%) increase in parts and service revenue was primarily the result of the $5.0 million (15%) increase in warranty revenue, partially offset by revenue decreases in customer pay and wholesale parts. Same store parts and service revenue increased by $9.8 million (5%) from $179.2 million for the three months ended March 31, 2016 to $189.0 million for the three months ended March 31, 2017. The increase in same store parts and service revenue was primarily due to a $5.9 million (18%) increase in warranty revenue and a $2.9 million (2%) increase in customer pay revenue. On a same store basis our parts and service gross margin decreased by 20 basis points primarily due to a shift in parts and service revenue towards customer pay and warranty.
Parts and service gross profit, excluding reconditioning and preparation, increased by $3.0 million (3%) to $91.8 million and same store gross profit, excluding reconditioning and preparation, increased by $6.0 million (7%) to $90.6 million. The increase in same store gross profit is primarily due to the increase in warranty and customer pay gross profit, which has continued to benefit from our strategic focus to improve customer retention and the recent trend of increasing new vehicle sales over the past few years.
We continue to focus on increasing our parts and service revenue, specifically our customer pay business, over the long-term by upgrading equipment, focusing on improving customer retention and customer satisfaction, and capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$65.9	$62.3	$3.6	6%
Finance and insurance, net per vehicle sold	$1,514	$1,424	$90	6%

Same Store:
Finance and insurance, net	$64.6	$59.2	$5.4	9%
Finance and insurance, net per vehicle sold	$1,519	$1,428	$91	6%
Total Company F&I, net increased by $3.6 million (6%) during the three months ended March 31, 2017 when compared to the three months ended March 31, 2016, with same store F&I, net increasing by $5.4 million (9%) over the same time period. During the three months ended March 31, 2017, we benefited from the acceleration of commissions as a result of our amended agreement with our primary insurance products underwriter which became effective during the fourth quarter of 2016. In addition, we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of our broad array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs.
Selling, General, and Administrative Expense—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2017	% of Gross Profit	2016	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$87.3	33.6%	$85.8	32.9%	$1.5	0.7%
Sales compensation	27.1	10.4%	27.1	10.4%	—	—%
Share-based compensation	3.2	1.2%	3.6	1.4%	(0.4)	(0.2)%
Outside services	20.4	7.8%	18.8	7.2%	1.6	0.6%
Advertising	7.6	2.9%	8.1	3.1%	(0.5)	(0.2)%
Rent	6.9	2.7%	7.8	3.0%	(0.9)	(0.3)%
Utilities	3.7	1.4%	3.8	1.5%	(0.1)	(0.1)%
Insurance	2.3	0.9%	4.1	1.6%	(1.8)	(0.7)%
Other	22.6	8.7%	22.1	8.4%	0.5	0.3%
Selling, general, and administrative expense	$181.1	69.6%	$181.2	69.5%	$(0.1)	0.1%
Gross profit	$260.1		$260.8

Same Store:
Personnel costs	$85.3	33.4%	$81.6	32.8%	$3.7	0.6%
Sales compensation	26.4	10.3%	25.7	10.3%	0.7	—%
Share-based compensation	3.2	1.3%	3.6	1.4%	(0.4)	(0.1)%
Outside services	20.0	7.8%	17.7	7.1%	2.3	0.7%
Advertising	7.4	2.9%	7.3	2.9%	0.1	—%
Rent	6.9	2.7%	7.8	3.1%	(0.9)	(0.4)%
Utilities	3.6	1.4%	3.6	1.4%	—	—%
Insurance	2.2	0.9%	3.9	1.6%	(1.7)	(0.7)%
Other	$22.4	8.8%	$21.1	8.7%	1.3	0.1%
Selling, general, and administrative expense	$177.4	69.5%	$172.3	69.3%	$5.1	0.2%
Gross profit	$255.1		$248.7

SG&A expense as a percentage of gross profit was 69.6% for the three months ended March 31, 2017 compared to 69.5% for the three months ended March 31, 2016. Same store SG&A expense as a percentage of gross profit increased by 20 basis points from 69.3% for the three months ended March 31, 2016 to 69.5% for the three months ended March 31, 2017. The increase in SG&A expense is primarily attributable to higher personnel costs as a result of higher employee benefit costs and higher outside services related to our investments in technologies to improve our customer experience and improve productivity. The $1.7 million decrease in insurance expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily the result of insurance retention related to hail storm damage at certain dealerships in 2016. We continue to be engaged in numerous productivity initiatives designed to reduce our fixed cost structure, and we continue to focus on refining our centralized business processes to further enhance our performance.
Other Operating (Income) Expenses, net —
Other operating (income) expense, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items.
During the three months ended March 31, 2017, we recognized a $0.9 million gain in other operating income resulting from legal settlements.
During the three months ended March 31, 2016, we recognized $1.5 million in non-cash real estate related impairment charges and a $1.9 million non-cash charge associated with accelerated rental expense for an abandoned rental property.
Floor Plan Interest Expense —
Floor plan interest expense increased by $0.9 million (20%) to $5.4 million during the three months ended March 31, 2017 compared to $4.4 million for the three months ended March 31, 2016, primarily the result of higher average new vehicle inventory levels and higher interest rates.
Income Tax Expense—
The $0.1 million (1%) decrease in income tax expense was the result of a lower effective tax rate of 36.0% for the three months ended March 31, 2017 compared to 38.2% for the three months ended March 31, 2016 primarily due to the impact of the adoption of ASU 2016-09, which requires the income tax effects of share based compensation awards that vest or are settled to be recognized in income tax expense, whereas previously such income tax benefits were recognized in equity. Notwithstanding the adoption of ASU 2016-09, we expect our effective rate to approximate 38.0% over the remaining quarters of 2017.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2017, we had total available liquidity of $400.6 million, which consisted of cash and cash equivalents of $3.1 million, $54.8 million of available funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floor plan facility that is able to be re-designated to our revolving credit facility, $46.7 million of availability under our revolving credit facility, and $106.0 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of March 31, 2017, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see "Covenants" below.
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

We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, refer to the "Long-Term Debt" footnote included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

•
2016 Senior Credit Facility — On July 25, 2016, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement with Bank of America, as administrative agent, and the other lenders party thereto.

The 2016 Senior Credit Facility provides for the following:

Revolving Credit Facility —A $250.0 million revolving credit facility (the "Revolving Credit Facility") for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sublimit for letters of credit. As described below, as of March 31, 2017, we re-designated $190.0 million of availability from the Revolving Credit Facility to the New Vehicle Floor Plan Facility (as defined below), resulting in $60.0 million of borrowing capacity. In addition, we had $13.3 million in outstanding letters of credit, resulting in $46.7 million of borrowing availability as of March 31, 2017.

New Vehicle Floor Plan Facility — A $900.0 million new vehicle revolving floor plan facility (the "New Vehicle Floor Plan Facility"). In connection, with the New Vehicle Floor Plan Facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of March 31, 2017, we had $683.2 million, which is net of $42.1 million in our floor plan offset account, outstanding under the New Vehicle Floor Plan Facility.

Used Vehicle Floor Plan Facility —A $150.0 million used vehicle revolving floor plan facility (the "Used Vehicle Floor Plan Facility") to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $106.0 million, based on our borrowing base calculation as of March 31, 2017. We have nothing drawn on the Used Vehicle Floor plan Facility as of March 31, 2017.

Subject to compliance with certain conditions, the agreement governing the 2016 Senior Credit Facility provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $325.0 million in the aggregate without lender consent.

At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our current borrowing availability under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of March 31, 2017, we re-designated $190.0 million of availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility. We re-designated this amount to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility.

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

•
Manufacturer affiliated new vehicle floor plan and other financing facilities — We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory, which matures on December 5, 2019. During August 2016, we established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of March 31, 2017, we had $128.4 million, net of $12.7 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $84.5 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
6.0% Senior Subordinated Notes due 2024 — as of March 31, 2017 we had $600.0 million in aggregate principal amount outstanding related to our 6.0% Notes. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024.

•	Mortgage notes — as of March 31, 2017, we had $181.1 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.

•
Restated Master Loan Agreement — provides for term loans to certain of our subsidiaries in an aggregate amount not to exceed $100.0 million (the "Restated Master Loan Agreement"). Borrowings under the Restated Master Loan Agreement are guaranteed by us and are collateralized by the real property financed under the Restated Master Loan Agreement. As of March 31, 2017, the outstanding balance under the Restated Master Loan Agreement was $92.4 million. There is no further borrowing availability under this facility.

•
Real Estate Credit Agreement — a real estate term loan credit agreement with an initial principal value of $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder (the "Real Estate Credit Agreement"). As of March 31, 2017, we had $50.7 million of mortgage note obligations outstanding under the Real Estate Credit Agreement. There is no further borrowing availability under this agreement.

Covenants
We are subject to a number of customary covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2017.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements. Our 2016 Senior Credit Facility and our indenture governing our 6.0% Notes permit us to make an unlimited amount of restricted payments so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of March 31, 2017, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program").
On January 27, 2016, our Board of Directors reset the authorization under our Repurchase Program to $300.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions from time to time.
During the three months ended March 31, 2017, we repurchased 229,634 shares of our common stock under the Repurchase Program for a total of $14.7 million. As of March 31, 2017, we had remaining authorization to repurchase $73.4 million in shares of our common stock under the Repurchase Program.
During the three months ended March 31, 2017, we repurchased 66,586 shares of our common stock for $4.3 million from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Three Months Ended March 31,
	2017	2016
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$98.3	$45.2
New vehicle floor plan (repayments) borrowings—non-trade, net	(15.4)	81.6
Cash provided by operating activities, as adjusted	$82.9	$126.8
Operating Activities—
Net cash provided by operating activities totaled $98.3 million and $45.2 million, for the three months ended March 31, 2017 and 2016, respectively. Net cash provided by operating activities, as adjusted, totaled $82.9 million and $126.8 million for the three months ended March 31, 2017 and 2016, respectively.
The $43.9 million decrease in our net cash provided by operating activities, as adjusted, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily the result of the following:

•
$60.3 million related to a increase in inventory, net of floor plan notes payable, partially due to a $28.2 million net decrease in our floor plan offset account during the three months ended March 31, 2017 when compared to to the three months ended March 31 2016;

•	$3.4 million related to the change in other current and non-current assets and liabilities;

•	$1.2 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2017 as compared to 2016; and

•	$0.4 million related to the non-cash adjustments to net income.

The decrease in our cash provided by operating activities, as adjusted, was partially offset by $21.4 million related to a increase in accounts payable and accrued liabilities.
Investing Activities—
Net cash used in investing activities totaled $85.5 million and $17.0 million, for the three months ended March 31, 2017 and 2016, respectively. Capital expenditures, excluding the purchase of real estate, were $5.4 million and $9.8 million for the three months ended March 31, 2017 and 2016, respectively. We expect that capital expenditures during 2017 will total approximately $70.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
During the three months ended March 31, 2017, we acquired two franchises (two dealership locations) and one collision center in the Indianapolis, Indiana market for an aggregate purchase price of $80.1 million.
During the three months ended March 31 2016, the purchases of real estate, including previously leased real estate, totaled $7.2 million.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $13.1 million and $26.6 million for the three months ended March 31, 2017 and 2016, respectively.
During the three months ended March 31, 2017 and 2016, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $908.4 million and $948.5 million, respectively, and non-trade floor plan repayments of $923.8 million and $866.9 million, respectively.

In addition, during the three months ended March 31, 2017 we had non-trade floor plan borrowings of $25.1 million million related to acquisitions.
Repayments of borrowings totaled $3.8 million and $3.1 million, for the three months ended March 31, 2017 and 2016, respectively.
During the three months ended March 31, 2017, we repurchased a total of 229,634 shares of our common stock under our Repurchase Program for a total of $14.7 million and 66,586 shares of our common stock for $4.3 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 11 "Commitments and Contingencies" of the Notes hereto.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $797.4 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of March 31, 2017, a 100 basis point change in interest rates could result in a change of as much as $8.0 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the three months ended March 31, 2017 and 2016 by $8.5 million and $8.0 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $94.3 million as of March 31, 2017 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of March 31, 2017 was $63.0 million and will reduce over its remaining term to $38.7 million at maturity.
For additional information about the effect of our derivative instruments on the accompanying Condensed Consolidated Financial Statements, see Note 9 "Financial Instruments and Fair Value" of the Notes thereto.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
 During the three months ended March 31, 2017, we repurchased 229,634 shares of our common stock under the Repurchase Program. As of March 31, 2017 we had remaining authorization to repurchase $73.4 million in shares of our common stock under the Repurchase Program.
The following table sets forth information regarding stock repurchases by the Company on a monthly basis during the three month period ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
01/01/2017 - 01/31/2017	151,500	$63.93	151,500	$78.4
02/01/2017 - 02/28/2017	70,300	$65.07	70,300	$73.8
03/01/2017 - 03/31/2017	7,434	$59.66	7,434	$73.4
Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
4.1
Fourth Supplemental Indenture, dated as of February 17, 2017, among Asbury IN Chev, LLC, Asbury Automotive Group, Inc., and U.S. Bank National Association, as Trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)*

10.1	First Amendment to Asbury Automotive Group, Inc. 2012 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.2
Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)*

10.3
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)*

10.4
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Interim Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date: April 27, 2017	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: April 27, 2017	By:	/s/ William F. Stax
	Name:	William F. Stax
	Title:	Interim Principal Financial Officer, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
4.1
Fourth Supplemental Indenture, dated as of February 17, 2017, among Asbury IN Chev, LLC, Asbury Automotive Group, Inc., and U.S. Bank National Association, as Trustee (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)*

10.1	First Amendment to Asbury Automotive Group, Inc. 2012 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.2
Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)*

10.3
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)*

10.4
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Interim Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference.