Form 10-Q
period 2017-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2017-10-25
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 24, 2017 was 20,817,702.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2.8	$3.4
Contracts-in-transit	131.8	182.6
Accounts receivable, net	108.7	138.4
Inventories	843.5	894.9
Assets held for sale	16.2	16.1
Other current assets	117.7	97.0
Total current assets	1,220.7	1,332.4
PROPERTY AND EQUIPMENT, net	823.0	815.4
GOODWILL	160.8	128.1
INTANGIBLE FRANCHISE RIGHTS	54.7	48.5
OTHER LONG-TERM ASSETS	10.6	11.7
Total assets	$2,269.8	$2,336.1
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$109.7	$108.3
Floor plan notes payable—non-trade, net	578.6	673.5
Current maturities of long-term debt	14.3	14.0
Accounts payable and accrued liabilities	277.8	309.1
Total current liabilities	980.4	1,104.9
LONG-TERM DEBT	901.4	912.7
DEFERRED INCOME TAXES	9.1	8.9
OTHER LONG-TERM LIABILITIES	31.6	29.9
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 40,973,460 and 40,750,765 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	559.8	549.4
Retained earnings	707.8	611.5
Treasury stock, at cost; 20,153,622 and 19,497,596 shares, respectively	(918.9)	(879.5)
Accumulated other comprehensive loss	(1.8)	(2.1)
Total shareholders' equity	347.3	279.7
Total liabilities and shareholders' equity	$2,269.8	$2,336.1

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
New vehicle	$881.6	$940.9	$2,597.0	$2,676.3
Used vehicle	455.6	476.4	1,396.6	1,407.5
Parts and service	197.2	200.4	589.5	584.9
Finance and insurance, net	67.7	65.4	202.5	192.6
TOTAL REVENUE	1,602.1	1,683.1	4,785.6	4,861.3
COST OF SALES:
New vehicle	840.6	893.4	2,474.6	2,536.6
Used vehicle	426.8	446.6	1,301.2	1,307.7
Parts and service	74.4	77.4	222.3	222.9
TOTAL COST OF SALES	1,341.8	1,417.4	3,998.1	4,067.2
GROSS PROFIT	260.3	265.7	787.5	794.1
OPERATING EXPENSES:
Selling, general, and administrative	182.5	185.7	549.2	549.2
Depreciation and amortization	8.1	7.8	24.0	23.0
Other operating expenses, net	—	1.5	0.7	4.2
INCOME FROM OPERATIONS	69.7	70.7	213.6	217.7
OTHER EXPENSES:
Floor plan interest expense	5.8	5.0	17.1	14.4
Other interest expense, net	13.4	13.2	40.2	40.0
Swap interest expense	0.4	0.8	1.6	2.4
Total other expenses, net	19.6	19.0	58.9	56.8
INCOME BEFORE INCOME TAXES	50.1	51.7	154.7	160.9
Income tax expense	19.4	19.3	58.1	60.8
NET INCOME	$30.7	$32.4	$96.6	$100.1
EARNINGS PER COMMON SHARE:
Basic—
Net income	$1.49	$1.47	$4.64	$4.39
Diluted—
Net income	$1.48	$1.47	$4.60	$4.37
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	20.6	22.0	20.8	22.8
Restricted stock	0.1	0.0	0.1	0.0
Performance share units	0.1	0.1	0.1	0.1
Diluted	20.8	22.1	21.0	22.9

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$30.7	$32.4	$96.6	$100.1
Other comprehensive income (loss):
Change in fair value of cash flow swaps	0.3	1.0	0.5	(4.8)
Income tax benefit (expense) associated with cash flow swaps	(0.1)	(0.4)	(0.2)	1.9
Comprehensive income	$30.9	$33.0	$96.9	$97.2

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$96.6	$100.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	24.0	23.0
Share-based compensation	10.0	9.1
Deferred income taxes	0.1	6.4
Impairment expenses	—	3.1
Loaner vehicle amortization	16.8	15.6
Other adjustments, net	2.3	2.5
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	50.8	46.8
Accounts receivable	30.0	7.5
Inventories	189.5	78.1
Other current assets	(145.6)	(111.0)
Floor plan notes payable—trade, net	1.4	(20.4)
Accounts payable and accrued liabilities	(34.3)	(11.0)
Other long-term assets and liabilities, net	1.6	1.5
Net cash provided by operating activities	243.2	151.3
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(21.4)	(47.3)
Capital expenditures—real estate	(0.3)	(10.6)
Purchases of previously leased real estate	—	(19.6)
Acquisitions	(80.1)	—
Proceeds from the sale of assets	3.8	—
Net cash used in investing activities	(98.0)	(77.5)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,818.1	2,920.4
Floor plan borrowings—acquisitions	25.1	—
Floor plan repayments—non-trade	(2,938.1)	(2,813.9)
Repayments of borrowings	(11.5)	(11.2)
Payment of debt issuance costs	—	(2.7)
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(39.4)	(165.5)
Net cash used in financing activities	(145.8)	(72.9)
Net (decrease) increase in cash and cash equivalents	(0.6)	0.9
CASH AND CASH EQUIVALENTS, beginning of period	3.4	2.8
CASH AND CASH EQUIVALENTS, end of period	$2.8	$3.7

See Note 10 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States, operating 94 new vehicle franchises (80 dealership locations) in 17 metropolitan markets within nine states as of September 30, 2017. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of September 30, 2017, we offered 29 brands of new vehicles and our new vehicle revenue brand mix consisted of 46% imports, 33% luxury, and 21% domestic brands. We also operated 24 collision repair centers that serve customers in our local markets.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the Condensed Consolidated Financial Statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, have been included. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

We adopted the aspects of the standard affecting the cash flow presentation retrospectively, and accordingly, to conform to the current year presentation, we reclassified $0.2 million of excess tax benefits under financing activities to operating activities for the nine months ended September 30, 2017 in our Condensed Consolidated Statements of Cash Flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value. We adopted this standard, beginning January 1, 2017, and its adoption did not have an impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new standard on revenue recognition. Further, the FASB has issued a number of additional ASUs regarding the new revenue recognition standard. The new standard, as amended, will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property, and equipment. The new standard will become effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within that year. The new standard can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. We anticipate using the modified retrospective approach with the cumulative effect of initially adopting the standard recognized on the date of adoption. We established an implementation team to assess the impact of the new standard to our material revenue streams and potential differences from our current policies as well as the changes in controls and processes, if any, to implement the standard. We are currently in the process of reviewing contracts and other related documents for each material revenue stream and based on our preliminary assessment we do not anticipate changes to the timing of our recognition of revenue of new and used vehicle sales and the sale of vehicle parts.

Our current policy is to record revenue for customer pay vehicle repair and maintenance services once the repair is completed. Based on our preliminary assessment of the new standard we anticipate that this revenue will likely be recognized as we perform these services. We are currently reviewing whether our preliminary assessment is appropriate based on our review of customer contracts.

We are currently evaluating the constraint factors for a portion of the transaction price for certain insurance contracts. The new standard requires that an estimate of variable consideration, subject to a constraint, be included in the transaction price and recognized when or as an entity satisfies its performance obligation. In the event variable consideration is considered fully constrained, recognition will occur once the uncertainties associated with the constraint determination are resolved. In the event our evaluation of these factors results in the variable consideration not being fully constrained, revenue would be subjected to accelerated recognition under the new standard.

We have not yet quantified the impact from adopting this standard to our consolidated financial statements and will continue to assess the impacts, including the enhanced disclosure requirements, and any changes to our processes and controls prior to adoption.

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
During the nine months ended September 30, 2017, we acquired the assets of two franchises (two dealership locations) and one collision center in the Indianapolis, Indiana market for a purchase price of $80.1 million. We financed these acquisitions with $55.0 million of cash and $25.1 million of floor plan borrowings for the purchase of the related new vehicle inventory.
Below is the preliminary allocation of purchase price for the acquisitions completed during the nine months ended September 30, 2017. We have not finished our final assessments of third party real estate appraisals and our internal valuation of manufacturer franchise rights and the assignment of goodwill to reporting units. The $38.9 million of goodwill and manufacturer rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15 year period.

As of
September 30, 2017
(In millions)
Inventory	$25.9
Real estate	12.2
Property and equipment	1.4
Goodwill	32.7
Manufacturer franchise rights	6.2
Loaner and rental vehicles	3.2
Liabilities assumed	(1.5)
Total purchase price	$80.1

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(In millions)
Vehicle receivables	$37.4	$53.2
Manufacturer receivables	40.9	45.5
Other receivables	32.0	41.6
Total accounts receivable	110.3	140.3
Less—Allowance for doubtful accounts	(1.6)	(1.9)
Accounts receivable, net	$108.7	$138.4
5. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(In millions)
New vehicles	$673.7	$720.6
Used vehicles	128.2	132.7
Parts and accessories	41.6	41.6
Total inventories	$843.5	$894.9
The lower of cost and net realizable value reserves reduced total inventories by $5.7 million and $6.5 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, certain automobile manufacturer incentives reduced new vehicle inventory cost by $7.8 million and $8.2 million, respectively, and reduced new vehicle cost of sales for the nine months ended September 30, 2017 and 2016 by $29.4 million and $29.8 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
During the nine months ended September 30, 2017, we reclassified two vacant properties with net book values of $3.8 million to Assets Held for Sale. Additionally, during the nine months ended September 30, 2017, we sold one vacant property with a net book value of $3.9 million.
Assets held for sale, comprising real estate not currently used in our operations, totaled $16.2 million and $16.1 million as of September 30, 2017 and December 31, 2016, respectively, and there were no liabilities associated with these real estate assets held for sale as of September 30, 2017 or December 31, 2016.

During the nine months ended September 30, 2016, we recorded $1.5 million of impairment expense based on a third-party broker opinion of value associated with a property transferred to Assets Held for Sale. Additionally, during the nine months ended September 30, 2016, we recorded $0.7 million of impairment expense based on offers from prospective buyers on one of the real estate properties classified in Assets Held for Sale.

In addition to the above impairments, during the nine months ended September 30, 2016, we recognized a $0.9 million non-cash charge associated with a lease buyout and lease termination on real estate not classified as held for sale. This was recorded in Other Operating Expenses, net in our accompanying Condensed Consolidated Statements of Income.

7. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(In millions)
Floor plan notes payable—trade	$121.5	$120.0
Floor plan notes payable offset account	(11.8)	(11.7)
Total floor plan notes payable—trade, net	$109.7	$108.3

Floor plan notes payable—non-trade	$641.8	$732.7
Floor plan notes payable offset account	(63.2)	(59.2)
Total floor plan notes payable—non-trade, net	$578.6	$673.5

We have established a floor plan offset account with Ford Motor Credit Company which allows us to transfer cash to the account as an offset of our outstanding Floor Plan Notes Payable—Trade, net. Additionally, we have a similar floor plan offset account with Bank of America which allows us to offset our outstanding Floor Plan Notes Payable—Non-Trade, net. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset accounts into our operating cash accounts within one to two days. As of September 30, 2017 and December 31, 2016 we had $75.0 million and $70.9 million, respectively, in these floor plan offset accounts.
8. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed rates	177.6	182.8
Real estate credit agreement	48.3	51.5
Restated master loan agreement	90.6	93.6
Capital lease obligations	3.3	3.4
Total debt outstanding	919.8	931.3
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	7.1	7.6
Less—debt issuance costs	(11.2)	(12.2)
Long-term debt, including current portion	915.7	926.7
Less—current portion, net of current portion of debt issuance costs	(14.3)	(14.0)
Long-term debt	$901.4	$912.7

We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Senior Subordinated Notes due 2024 (our "6.0% Notes") have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of September 30, 2017, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
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
A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of
	September 30, 2017	December 31, 2016
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$607.1	$607.6
Mortgage notes payable	316.5	327.9
Total carrying value	$923.6	$935.5

Fair Value:
6.0% Senior Subordinated Notes due 2024	$627.0	$613.5
Mortgage notes payable	320.0	339.5
Total fair value	$947.0	$953.0

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $91.7 million as of September 30, 2017 and is reducing over its remaining term to $53.1 million at maturity.

In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional value of this swap as of September 30, 2017 was $61.2 million and the notional value will reduce over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value liabilities related to the swaps as of September 30, 2017 and December 31, 2016, were $3.1 million and $3.6 million, respectively. The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	September 30, 2017	December 31, 2016
	(In millions)
Accounts payable and accrued liabilities	$1.4	$2.2
Other long-term liabilities	1.7	1.4
Total fair value	$3.1	$3.6
Both of our interest rate swaps qualify for cash flow hedge accounting treatment. During the three months and nine months ended September 30, 2017 and 2016, neither of our cash flow swaps contained any ineffectiveness, nor was any ineffectiveness recognized in earnings. Information about the effect of our interest rate swap agreements on the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, are as follows (in millions):

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Loss to Earnings
2017	$(0.1)	Swap interest expense	$(0.4)
2016	$0.2	Swap interest expense	$(0.8)

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Amount Reclassified from Accumulated Other Comprehensive Loss to Earnings–Active Swaps
2017	$(1.1)	Swap interest expense	$(1.6)
2016	$(7.2)	Swap interest expense	$(2.4)
 On the basis of yield curve conditions as of September 30, 2017 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $1.4 million.
10. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2017 and 2016, we made interest payments, including amounts capitalized, totaling $48.1 million and $46.5 million, respectively. Included in these interest payments are $16.9 million and $14.3 million, of floor plan interest payments during the nine months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2017 and 2016, we made income tax payments, net of refunds received, totaling $94.2 million and $65.1 million, respectively.
During the nine months ended September 30, 2017 and 2016, we transferred $111.8 million and $86.6 million, respectively, of loaner vehicles from Other Current Assets to Inventories on our Condensed Consolidated Balance Sheets.

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
We had $13.3 million of letters of credit outstanding as of September 30, 2017, which are required by certain of our insurance providers. In addition, as of September 30, 2017, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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

•
significant disruptions in the production, delivery or availability of vehicles and parts for any reason, including natural disasters, product recalls, work stoppages, import restrictions or limitations, significant property loss or other occurrences that are outside of our control;

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
OVERVIEW
We are one of the largest automotive retailers in the United States. As of September 30, 2017 we owned and operated 94 new vehicle franchises (80 dealership locations), representing 29 brands of automobiles and 24 collision centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of September 30, 2017, our new vehicle revenue brand mix consisted of 46% imports, 33% luxury, and 21% domestic brands.
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
Our continued organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix, and the production and allocation of desirable vehicles from the automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices, and employment levels. Additionally, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control and may include manufacturer imposed stop-sales or open safety recalls, primarily due to, but not limited to, vehicle safety concerns or a vehicle's failure to meet environmental related requirements. We believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure, and (iii) our diversified brand and geographic mix.
Our results for the three and nine months ended September 30, 2017 were impacted by Hurricanes Harvey and Irma which had a net adverse impact on our results due to the temporary closure of certain dealerships in our Texas, Florida and Georgia markets. The loss of business caused by these storms should be considered when comparing current results to prior periods.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the nine months ended September 30, 2017 was 17.1 million compared to 17.4 million during the nine months ended September 30, 2016. The automotive retail business continues to benefit from the availability of credit to consumers and relatively low overall unemployment levels, fuel prices, and interest rates. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues and operating results to generally be higher during these periods. Revenues and operating results may be impacted significantly from quarter-to-quarter by changing economic conditions, vehicle manufacturer incentive programs, adverse weather events or other developments outside of our control.
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
We had total available liquidity of $406.4 million as of September 30, 2017, which consisted of cash and cash equivalents of $2.8 million, $75.0 million of funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floorplan facility that is able to be re-designated to our revolving credit facility, $46.7 million of availability under our revolving credit facility, and $91.9 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$881.6	$940.9	$(59.3)	(6)%
Used vehicle	455.6	476.4	(20.8)	(4)%
Parts and service	197.2	200.4	(3.2)	(2)%
Finance and insurance, net	67.7	65.4	2.3	4%
TOTAL REVENUE	1,602.1	1,683.1	(81.0)	(5)%
GROSS PROFIT:
New vehicle	41.0	47.5	(6.5)	(14)%
Used vehicle	28.8	29.8	(1.0)	(3)%
Parts and service	122.8	123.0	(0.2)	—%
Finance and insurance, net	67.7	65.4	2.3	4%
TOTAL GROSS PROFIT	260.3	265.7	(5.4)	(2)%
OPERATING EXPENSES:
Selling, general, and administrative	182.5	185.7	(3.2)	(2)%
Depreciation and amortization	8.1	7.8	0.3	4%
Other operating expenses, net	—	1.5	(1.5)	(100)%
INCOME FROM OPERATIONS	69.7	70.7	(1.0)	(1)%
OTHER EXPENSES:
Floor plan interest expense	5.8	5.0	0.8	16%
Other interest expense, net	13.4	13.2	0.2	2%
Swap interest expense	0.4	0.8	(0.4)	(50)%
Total other expenses, net	19.6	19.0	0.6	3%
INCOME BEFORE INCOME TAXES	50.1	51.7	(1.6)	(3)%
Income tax expense	19.4	19.3	0.1	1%
NET INCOME	$30.7	$32.4	$(1.7)	(5)%
Net income per common share—Diluted	$1.48	$1.47	$0.01	1%

	For the Three Months Ended September 30,
	2017	2016
REVENUE MIX PERCENTAGES:
New vehicle	55.0%	55.9%
Used vehicle retail	25.0%	25.1%
Used vehicle wholesale	3.5%	3.2%
Parts and service	12.3%	11.9%
Finance and insurance, net	4.2%	3.9%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	15.8%	17.9%
Used vehicle retail	11.0%	12.0%
Used vehicle wholesale	—%	(0.8)%
Parts and service	47.2%	46.3%
Finance and insurance, net	26.0%	24.6%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.2%	15.8%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	70.1%	69.9%
Total revenue during the third quarter of 2017 decreased by $81.0 million (5%) compared to the third quarter of 2016, due to a $59.3 million (6%) decrease in new vehicle revenue, a $20.8 million (4%) decrease in used vehicle revenue, and a $3.2 million (2%) decrease in parts and service revenue, partially offset by a $2.3 million (4%) increase in F&I, net revenue. During the three months ended September 30, 2017, gross profit decreased by $5.4 million (2%) driven by a $6.5 million (14%) decrease in new vehicle gross profit, a $1.0 million (3%) decrease in used vehicle gross profit and a $0.2 million decrease in parts and service gross profit, partially offset by a $2.3 million (4%) increase in F&I gross profit.
Income from operations during the third quarter of 2017 decreased by $1.0 million (1%) compared to the third quarter of 2016, primarily due to the $5.4 million (2%) decrease in gross profit, partially offset by a $3.2 million (2%) decrease in SG&A expense and a $1.5 million decrease in other operating expenses, net. Total other expenses, net increased by $0.6 million (3%), primarily due to a $0.8 million (16%) increase in floor plan interest expense and a $0.2 million increase in other interest expense, net, partially offset by a $0.4 million (50%) decrease in swap interest expense during the third quarter of 2017. As a result, income before income taxes decreased $1.6 million (3%). The $0.1 million (1%) increase in income tax expense was due to an increase in our effective tax rate by 140 basis points, from 37.3% for the third quarter of 2016 to 38.7% for the third quarter of 2017. Overall, net income decreased by $1.7 million (5%) during the third quarter of 2017 as compared to the third quarter of 2016.
During the third quarter of 2017, our dealerships in Florida, Georgia, and Houston, Texas had various levels of business interruption due to Hurricanes Irma and Harvey. As a consequence of these storms, both our sales and service operations were closed for a number of days, resulting in a net adverse affect on the company’s third quarter 2017 financial performance. Operations in each of these locations have now returned to full capacity. Property damage sustained at the Company's dealerships and to inventory are estimated to be less than $0.5 million.
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

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$288.3	$318.2	$(29.9)	(9)%
Import	414.2	427.2	(13.0)	(3)%
Domestic	179.1	195.5	(16.4)	(8)%
Total new vehicle revenue	$881.6	$940.9	$(59.3)	(6)%
Gross profit:
Luxury	$18.5	$20.8	$(2.3)	(11)%
Import	14.4	18.3	(3.9)	(21)%
Domestic	8.1	8.4	(0.3)	(4)%
Total new vehicle gross profit	$41.0	$47.5	$(6.5)	(14)%
New vehicle units:
Luxury	5,499	6,061	(562)	(9)%
Import	14,997	15,522	(525)	(3)%
Domestic	4,691	5,232	(541)	(10)%
Total new vehicle units	25,187	26,815	(1,628)	(6)%

Same Store:
Revenue:
Luxury	$288.3	$310.3	$(22.0)	(7)%
Import	406.7	410.8	(4.1)	(1)%
Domestic	159.1	183.6	(24.5)	(13)%
Total new vehicle revenue	$854.1	$904.7	$(50.6)	(6)%
Gross profit:
Luxury	$18.5	$20.2	$(1.7)	(8)%
Import	14.5	17.8	(3.3)	(19)%
Domestic	6.9	8.0	(1.1)	(14)%
Total new vehicle gross profit	$39.9	$46.0	$(6.1)	(13)%
New vehicle units
Luxury	5,499	5,913	(414)	(7)%
Import	14,753	14,969	(216)	(1)%
Domestic	4,103	4,899	(796)	(16)%
Total new vehicle units	24,355	25,781	(1,426)	(6)%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
As Reported:
Revenue per new vehicle sold	$35,002	$35,089	$(87)	—%
Gross profit per new vehicle sold	$1,628	$1,771	$(143)	(8)%
New vehicle gross margin	4.7%	5.0%	(0.3)%

Luxury:
Gross profit per new vehicle sold	$3,364	$3,432	$(68)	(2)%
New vehicle gross margin	6.4%	6.5%	(0.1)%
Import:
Gross profit per new vehicle sold	$960	$1,179	$(219)	(19)%
New vehicle gross margin	3.5%	4.3%	(0.8)%
Domestic:
Gross profit per new vehicle sold	$1,727	$1,606	$121	8%
New vehicle gross margin	4.5%	4.3%	0.2%

Same Store:
Revenue per new vehicle sold	$35,069	$35,092	$(23)	—%
Gross profit per new vehicle sold	$1,638	$1,784	$(146)	(8)%
New vehicle gross margin	4.7%	5.1%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,364	$3,416	$(52)	(2)%
New vehicle gross margin	6.4%	6.5%	(0.1)%
Import:
Gross profit per new vehicle sold	$983	$1,189	$(206)	(17)%
New vehicle gross margin	3.6%	4.3%	(0.7)%
Domestic:
Gross profit per new vehicle sold	$1,682	$1,633	$49	3%
New vehicle gross margin	4.3%	4.4%	(0.1)%
New vehicle revenue decreased by $59.3 million (6%) as a result of a $29.9 million (9%) decrease in luxury brands revenue, a $16.4 million (8%) decrease in domestic brands revenue and a $13.0 million (3%) decrease in import brands revenue. Same store new vehicle revenue decreased by $50.6 million (6%) due to a $24.5 million (13%) decrease in domestic brands revenue, a $22.0 million (7%) decrease in luxury brands revenue and a $4.1 million (1%) decrease in import brands revenue.
U.S. new vehicle SAAR decreased by 2%, from 17.6 million for the three months ended September 30, 2016 to 17.2 million for the three months ended September 30, 2017. Same store unit volumes at our luxury, import, and domestic brand dealerships were down 7%, 1% and 16%, respectively.
Same store new vehicle gross profit decreased by $6.1 million (13%), due to a 6% decrease in new vehicle unit volumes and an 8% decrease in gross profit per new vehicle sold. Same store new vehicle gross profit margin for the three months ended September 30, 2017 decreased by 40 basis points to 4.7%. The decrease in our same store gross profit margin was primarily attributable to a change in our revenue mix towards our generally lower margin import brands and margin pressures as a result of generally higher new vehicle inventory levels across the industry and the failure to achieve the aggressive sales and marketing incentive targets set by certain manufacturers.
We believe that our new vehicle inventory continues to be well-aligned with current consumer demand, with approximately 72 days of supply in our inventory as of September 30, 2017.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$400.1	$423.3	$(23.2)	(5)%
Used vehicle wholesale revenue	55.5	53.1	2.4	5%
Used vehicle revenue	$455.6	$476.4	$(20.8)	(4)%
Gross profit:
Used vehicle retail gross profit	$28.9	$31.9	$(3.0)	(9)%
Used vehicle wholesale gross profit	(0.1)	(2.1)	2.0	95%
Used vehicle gross profit	$28.8	$29.8	$(1.0)	(3)%
Used vehicle retail units:
Used vehicle retail units	18,777	20,030	(1,253)	(6)%

Same Store:
Revenue:
Used vehicle retail revenue	$386.0	$396.9	$(10.9)	(3)%
Used vehicle wholesale revenue	52.8	50.2	2.6	5%
Used vehicle revenue	$438.8	$447.1	$(8.3)	(2)%
Gross profit:
Used vehicle retail gross profit	$27.5	$30.4	$(2.9)	(10)%
Used vehicle wholesale gross profit	—	(2.1)	2.1	100%
Used vehicle gross profit	$27.5	$28.3	$(0.8)	(3)%
Used vehicle retail units:
Used vehicle retail units	17,993	18,558	(565)	(3)%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
As Reported:
Revenue per used vehicle retailed	$21,308	$21,133	$175	1%
Gross profit per used vehicle retailed	$1,539	$1,593	$(54)	(3)%
Used vehicle retail gross margin	7.2%	7.5%	(0.3)%

Same Store:
Revenue per used vehicle retailed	$21,453	$21,387	$66	—%
Gross profit per used vehicle retailed	$1,528	$1,638	$(110)	(7)%
Used vehicle retail gross margin	7.1%	7.7%	(0.6)%

Used vehicle revenue decreased by $20.8 million (4%) due to a 6% decrease in used vehicle retail units sold partially offset by increases in revenue per used vehicle retailed and wholesale revenue. Same store used vehicle revenue decreased by $8.3 million (2%) due to a 3% decrease in used vehicle retail units sold partially offset by a slight increase in revenue per used vehicle retailed.

For the three months ended September 30, 2017 same store used vehicle retail gross margin decreased 60 basis points to 7.1% as a result of the 7% decrease in used vehicle gross profit per vehicle retailed. We attribute the 60 basis point decrease in our same store used vehicle retail gross margins to a combination of increased supply of off lease vehicles and margin pressure created by higher new vehicle incentives.

We believe that our used vehicle inventory continues to be well-aligned with current customer demand, with approximately 35 days of supply in our inventory as of September 30, 2017.
Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions)
As Reported:
Parts and service revenue	$197.2	$200.4	$(3.2)	(2)%
Parts and service gross profit:
Customer pay	68.1	67.0	1.1	2%
Warranty	20.6	19.9	0.7	4%
Wholesale parts	5.3	5.1	0.2	4%
Parts and service gross profit, excluding reconditioning and preparation	$94.0	$92.0	$2.0	2%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	45.9%	1.8%
Reconditioning and preparation	$28.8	$31.0	$(2.2)	(7)%
Total parts and service gross profit	$122.8	$123.0	$(0.2)	—%
Total parts and service gross margin	62.3%	61.4%	0.9%

Same Store:
Parts and service revenue	$193.6	$191.4	$2.2	1%
Parts and service gross profit:
Customer pay	66.8	64.2	2.6	4%
Warranty	20.3	19.3	1.0	5%
Wholesale parts	5.2	4.8	0.4	8%
Parts and service gross profit, excluding reconditioning and preparation	$92.3	$88.3	$4.0	5%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	46.1%	1.6%
Reconditioning and preparation	$28.1	$29.3	$(1.2)	(4)%
Total parts and service gross profit	$120.4	$117.6	$2.8	2%
Total parts and service gross margin	62.2%	61.4%	0.8%
The $3.2 million (2%) decrease in parts and service revenue was due to a $3.5 million (3%) decrease in customer pay revenue and a $0.6 million (2%) decrease in wholesale parts revenue, partially offset by a $0.9 million (2%) increase in warranty revenue. Same store parts and service revenue increased by $2.2 million (1%) to $193.6 million during the three months ended September 30, 2017 from $191.4 million during the three months ended September 30, 2016. The increase in same store parts and service revenue was due to a $1.4 million (4%) increase in warranty revenue and a $1.1 million (4%) increase in wholesale parts revenue, partially offset by a $0.3 million decrease in customer pay revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $2.0 million (2%) to $94.0 million and same store parts and service gross profit, excluding reconditioning and preparation, increased by $4.0 million (5%) to $92.3 million. The increase in same store parts and service gross profit, excluding reconditioning and preparation, is primarily due to the higher margins on warranty and sublet services.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$67.7	$65.4	$2.3	4%
Finance and insurance, net per vehicle sold	$1,540	$1,396	$144	10%

Same Store:
Finance and insurance, net	$65.5	$62.3	$3.2	5%
Finance and insurance, net per vehicle sold	$1,547	$1,405	$142	10%
F&I, net revenue increased by $2.3 million (4%) during the third quarter of 2017 as compared to the third quarter of 2016 and same store F&I, net revenue increased by $3.2 million (5%) over the same period of time. During the three months ended September 30, 2017, we benefited from the acceleration of commissions as a result of our amended agreement with our primary insurance products underwriter which became effective during the fourth quarter of 2016.
Selling, General, and Administrative Expense—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2017	% of Gross Profit	2016	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$87.4	33.6%	$86.4	32.5%	$1.0	1.1%
Sales compensation	27.4	10.5%	28.6	10.8%	(1.2)	(0.3)%
Share-based compensation	3.6	1.4%	3.0	1.1%	0.6	0.3%
Outside services	19.9	7.6%	19.6	7.4%	0.3	0.2%
Advertising	6.6	2.5%	8.5	3.2%	(1.9)	(0.7)%
Rent	6.5	2.5%	7.6	2.9%	(1.1)	(0.4)%
Utilities	4.1	1.6%	4.3	1.6%	(0.2)	—%
Insurance	4.5	1.7%	4.0	1.5%	0.5	0.2%
Other	22.5	8.7%	23.7	8.9%	(1.2)	(0.2)%
Selling, general, and administrative expense	$182.5	70.1%	$185.7	69.9%	$(3.2)	0.2%
Gross profit	$260.3		$265.7

Same Store:
Personnel costs	$84.5	33.4%	$82.3	32.4%	$2.2	1.0%
Sales compensation	26.4	10.4%	27.2	10.7%	(0.8)	(0.3)%
Share-based compensation	3.6	1.4%	3.0	1.2%	0.6	0.2%
Outside services	19.3	7.6%	18.3	7.2%	1.0	0.4%
Advertising	6.4	2.5%	7.6	3.0%	(1.2)	(0.5)%
Rent	6.5	2.6%	7.6	3.0%	(1.1)	(0.4)%
Utilities	4.0	1.6%	4.0	1.6%	—	—%
Insurance	4.4	1.7%	3.7	1.5%	0.7	0.2%
Other	22.0	8.7%	22.9	8.9%	(0.9)	(0.2)%
Selling, general, and administrative expense	$177.1	69.9%	$176.6	69.5%	$0.5	0.4%
Gross profit	$253.3		$254.2
SG&A expense as a percentage of gross profit was 70.1% for the third quarter of 2017 as compared to 69.9% for the third quarter of 2016. Same store SG&A expense as a percentage of gross profit increased by 40 basis points, from 69.5% for the third quarter of 2016 to 69.9% for the third quarter of 2017.

The 20 basis point increase in SG&A as a percentage of gross profit is partially attributable to approximately $1.5 million of expense in connection with our previously disclosed CEO transition. The $1.5 million of expense reflects the remeasurement of and changes to the amortization period of share-based awards previously granted to the CEO and other compensation to be paid during the transition period.
In addition, SG&A as a percentage of gross profit was adversely impacted by higher outside service costs predominately related to our investments in technologies to improve productivity and our customer experience, partially offset by decreases in Advertising and Rent expenses.
Floor Plan Interest Expense —
Floor plan interest expense increased by $0.8 million (16%) to $5.8 million during the three months ended September 30, 2017 compared to $5.0 million for the three months ended September 30, 2016, primarily as a result of higher interest rates.
Income Tax Expense —
During the third quarter of 2017 our effective tax rate was 38.7% compared to 37.3% for the third quarter of 2016. Our effective tax rate is highly dependent on our level of income before income taxes and permanent differences between book and tax income.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,597.0	$2,676.3	$(79.3)	(3)%
Used vehicle	1,396.6	1,407.5	(10.9)	(1)%
Parts and service	589.5	584.9	4.6	1%
Finance and insurance, net	202.5	192.6	9.9	5%
TOTAL REVENUE	4,785.6	4,861.3	(75.7)	(2)%
GROSS PROFIT:
New vehicle	122.4	139.7	(17.3)	(12)%
Used vehicle	95.4	99.8	(4.4)	(4)%
Parts and service	367.2	362.0	5.2	1%
Finance and insurance, net	202.5	192.6	9.9	5%
TOTAL GROSS PROFIT	787.5	794.1	(6.6)	(1)%
OPERATING EXPENSES:
Selling, general, and administrative	549.2	549.2	—	—%
Depreciation and amortization	24.0	23.0	1.0	4%
Other operating expenses, net	0.7	4.2	(3.5)	(83)%
INCOME FROM OPERATIONS	213.6	217.7	(4.1)	(2)%
OTHER EXPENSES:
Floor plan interest expense	17.1	14.4	2.7	19%
Other interest expense, net	40.2	40.0	0.2	1%
Swap interest expense	1.6	2.4	(0.8)	(33)%
Total other expenses, net	58.9	56.8	2.1	4%
INCOME BEFORE INCOME TAXES	154.7	160.9	(6.2)	(4)%
Income tax expense	58.1	60.8	(2.7)	(4)%
NET INCOME	$96.6	$100.1	$(3.5)	(3)%
Net income per common share—Diluted	$4.60	$4.37	$0.23	5%

	For the Nine Months Ended September 30,
	2017	2016
REVENUE MIX PERCENTAGES:
New vehicle	54.3%	55.1%
Used vehicle retail	26.0%	25.8%
Used vehicle wholesale	3.2%	3.1%
Parts and service	12.3%	12.0%
Finance and insurance, net	4.2%	4.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	15.5%	17.6%
Used vehicle retail	12.1%	12.7%
Used vehicle wholesale	0.1%	(0.2)%
Parts and service	46.6%	45.6%
Finance and insurance, net	25.7%	24.3%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.5%	16.3%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.7%	69.2%
Total revenue during the nine months ended September 30, 2017 decreased by $75.7 million (2%) compared to the nine months ended September 30, 2016, due to a $79.3 million (3%) decrease in new vehicle revenue and a $10.9 million (1%) decrease in used vehicle, partially offset by a $9.9 million (5%) increase in F&I, net revenue and a $4.6 million (1%) increase in parts and service revenue. The $6.6 million decrease in gross profit during the nine months ended September 30, 2017 was driven by a decrease of $17.3 million (12%) in new vehicle gross profit and a $4.4 million (4%) decrease in used vehicle gross profit, offset by a $9.9 million (5%) increase in F&I gross profit and a $5.2 million (1%) increase in parts and service gross profit. For the nine months ended September 30, 2017, our total gross profit margin increased 20 basis points to 16.5%.
Income from operations during the nine months ended September 30, 2017 decreased by $4.1 million (2%) compared to the nine months ended September 30, 2016, due to a $6.6 million decrease in gross profit and a $1.0 million (4%) increase in depreciation and amortization expense, partially offset by a $3.5 million (83%) decrease in other operating expenses, net. The $2.1 million increase in other expenses, net during the nine months ended September 30, 2017 was due to a $2.7 million (19%) increase in floor plan interest expense, partially offset by a $0.8 million (33%) decrease in swap interest expense. As a result, income before income taxes decreased by $6.2 million (4%) to $154.7 million for the nine months ended September 30, 2017. The decrease in income before income taxes resulted in a decrease in income tax expense of $2.7 million (4%). Overall, net income decreased by $3.5 million (3%) during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
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

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$852.3	$909.7	$(57.4)	(6)%
Import	1,205.7	1,206.0	(0.3)	—%
Domestic	539.0	560.6	(21.6)	(4)%
Total new vehicle revenue	$2,597.0	$2,676.3	$(79.3)	(3)%
Gross profit:
Luxury	$54.7	$61.4	$(6.7)	(11)%
Import	42.8	52.9	(10.1)	(19)%
Domestic	24.9	25.4	(0.5)	(2)%
Total new vehicle gross profit	$122.4	$139.7	$(17.3)	(12)%
New vehicle units:
Luxury	16,117	17,469	(1,352)	(8)%
Import	43,504	43,814	(310)	(1)%
Domestic	14,163	15,326	(1,163)	(8)%
Total new vehicle units	73,784	76,609	(2,825)	(4)%

Same Store:
Revenue:
Luxury	$852.3	$889.9	$(37.6)	(4)%
Import	1,186.8	1,154.7	32.1	3%
Domestic	487.2	524.1	(36.9)	(7)%
Total new vehicle revenue	$2,526.3	$2,568.7	$(42.4)	(2)%
Gross profit:
Luxury	$54.8	$59.9	$(5.1)	(9)%
Import	42.5	51.3	(8.8)	(17)%
Domestic	21.6	23.8	(2.2)	(9)%
Total new vehicle gross profit	$118.9	$135.0	$(16.1)	(12)%
New vehicle units:
Luxury	16,117	17,102	(985)	(6)%
Import	42,891	42,049	842	2%
Domestic	12,677	14,256	(1,579)	(11)%
Total new vehicle units	71,685	73,407	(1,722)	(2)%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
As Reported:
Revenue per new vehicle sold	$35,197	$34,935	$262	1%
Gross profit per new vehicle sold	$1,659	$1,824	$(165)	(9)%
New vehicle gross margin	4.7%	5.2%	(0.5)%

Luxury:
Gross profit per new vehicle sold	$3,394	$3,515	$(121)	(3)%
New vehicle gross margin	6.4%	6.7%	(0.3)%
Import:
Gross profit per new vehicle sold	$984	$1,207	$(223)	(18)%
New vehicle gross margin	3.5%	4.4%	(0.9)%
Domestic:
Gross profit per new vehicle sold	$1,758	$1,657	$101	6%
New vehicle gross margin	4.6%	4.5%	0.1%

Same Store:
Revenue per new vehicle sold	$35,242	$34,993	$249	1%
Gross profit per new vehicle sold	$1,659	$1,839	$(180)	(10)%
New vehicle gross margin	4.7%	5.3%	(0.6)%

Luxury:
Gross profit per new vehicle sold	$3,400	$3,503	$(103)	(3)%
New vehicle gross margin	6.4%	6.7%	(0.3)%
Import:
Gross profit per new vehicle sold	$991	$1,220	$(229)	(19)%
New vehicle gross margin	3.6%	4.4%	(0.8)%
Domestic:
Gross profit per new vehicle sold	$1,704	$1,669	$35	2%
New vehicle gross margin	4.4%	4.5%	(0.1)%
New vehicle revenue decreased by $79.3 million (3%) as a result of a 4% decrease in new vehicle units sold, partially offset by a 1% increase in revenue per new vehicle sold. Same store new vehicle revenue decreased by $42.4 million (2%) as a result of a 2% decrease in new vehicle units sold, partially offset by a slight increase in revenue per new vehicle sold.
Same store new vehicle gross profit for the nine months ended September 30, 2017 decreased by $16.1 million (12%), due to a 10% decrease in gross profit per new vehicle sold. Same store new vehicle gross margin for the nine months ended September 30, 2017 decreased by 60 basis points to 4.7%. The decrease in our same store gross profit margin was primarily attributable to a change in our revenue mix towards our generally lower margin import brands and margin pressures as a result of generally higher new vehicle inventory levels across the industry and the failure to achieve the aggressive sales and marketing incentive targets set by certain manufacturers.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,245.7	$1,254.7	$(9.0)	(1)%
Used vehicle wholesale revenue	150.9	152.8	(1.9)	(1)%
Used vehicle revenue	$1,396.6	$1,407.5	$(10.9)	(1)%
Gross profit:
Used vehicle retail gross profit	$94.4	$101.4	$(7.0)	(7)%
Used vehicle wholesale gross profit	1.0	(1.6)	2.6	163%
Used vehicle gross profit	$95.4	$99.8	$(4.4)	(4)%
Used vehicle retail units:
Used vehicle retail units	59,107	59,378	(271)	—%

Same Store:
Revenue:
Used vehicle retail revenue	$1,200.9	$1,170.5	$30.4	3%
Used vehicle wholesale revenue	144.8	145.2	(0.4)	—%
Used vehicle revenue	$1,345.7	$1,315.7	$30.0	2%
Gross profit:
Used vehicle retail gross profit	$90.0	$94.7	$(4.7)	(5)%
Used vehicle wholesale gross profit	1.2	(1.4)	2.6	NM
Used vehicle gross profit	$91.2	$93.3	$(2.1)	(2)%
Used vehicle retail units:
Used vehicle retail units	56,623	54,674	1,949	4%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
As Reported:
Revenue per used vehicle retailed	$21,075	$21,131	$(56)	—%
Gross profit per used vehicle retailed	$1,597	$1,708	$(111)	(6)%
Used vehicle retail gross margin	7.6%	8.1%	(0.5)%

Same Store:
Revenue per used vehicle retailed	$21,209	$21,409	$(200)	(1)%
Gross profit per used vehicle retailed	$1,589	$1,732	$(143)	(8)%
Used vehicle retail gross margin	7.5%	8.1%	(0.6)%
______________________________
NM—Not Meaningful
Used vehicle revenue decreased by $10.9 million (1%) due to a decrease of $9.0 million (1%) in used vehicle retail revenue and a $1.9 million (1%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue increased by $30.0 million (2%) due to an increase of $30.4 million (3%) in same store used vehicle retail revenue, partially offset by a $0.4 million decrease in same store used vehicle wholesale revenues. For the nine months ended September 30, 2017 same store used vehicle retail unit sales grew by 1,949 units (4%).

For the nine months ended September 30, 2017 same store used vehicle retail gross margins decreased 60 basis points to 7.5% as a result of the 8% decrease in used vehicle gross profit per vehicle retailed and a 1% decrease in revenue per used vehicle retailed.

Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions)
As Reported:
Parts and service revenue	$589.5	$584.9	$4.6	1%
Parts and service gross profit:
Customer pay	203.8	201.4	2.4	1%
Warranty	61.7	54.4	7.3	13%
Wholesale parts	15.7	15.6	0.1	1%
Parts and service gross profit, excluding reconditioning and preparation	$281.2	$271.4	$9.8	4%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	46.4%	1.3%
Reconditioning and preparation	$86.0	$90.6	$(4.6)	(5)%
Total parts and service gross profit	$367.2	$362.0	$5.2	1%
Total parts and service gross margin	62.3%	61.9%	0.4%

Same Store:
Parts and service revenue	$579.6	$556.1	$23.5	4%
Parts and service gross profit:
Customer pay	199.9	192.4	7.5	4%
Warranty	60.8	52.5	8.3	16%
Wholesale parts	15.6	14.5	1.1	8%
Parts and service gross profit, excluding reconditioning and preparation	$276.3	$259.4	$16.9	7%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	46.6%	1.1%
Reconditioning and preparation	$84.1	$85.6	$(1.5)	(2)%
Total parts and service gross profit	$360.4	$345.0	$15.4	4%
Total parts and service gross margin	62.2%	62.0%	0.2%
The $4.6 million (1%) increase in parts and service revenue was primarily the result of an increase of $12.4 million (12%) in warranty revenue, partially offset by a $6.7 million (2%) decrease in customer pay revenue and a $1.1 million (1%) decrease in wholesale parts revenue. Same store parts and service revenue increased by $23.5 million (4%) from $556.1 million for the nine months ended September 30, 2016 to $579.6 million for the nine months ended September 30, 2017. The increase in same store parts and service revenue was primarily due to a $14.4 million (14%) increase in warranty revenue, a $4.7 million (6%) increase in wholesale parts revenue, and a $4.4 million (1%) increase in customer pay revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $9.8 million (4%) to $281.2 million and same store gross profit, excluding reconditioning and preparation, increased by $16.9 million (7%) to $276.3 million. The increase in same store parts and service gross profit is primarily due to a shift in mix towards our higher margin warranty revenue.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$202.5	$192.6	$9.9	5%
Finance and insurance, net per vehicle sold	$1,524	$1,416	$108	8%

Same Store:
Finance and insurance, net	$196.2	$182.5	$13.7	8%
Finance and insurance, net per vehicle sold	$1,529	$1,425	$104	7%
F&I, net revenue increased by $9.9 million (5%) during the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016, with same store F&I, net revenue increasing by $13.7 million (8%) over the same time period. During the nine months ended September 30, 2017, we benefited from the acceleration of commissions as a result of our amended agreement with our primary insurance products underwriter which became effective during the fourth quarter of 2016.
Selling, General, and Administrative Expense—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2017	% of Gross Profit	2016	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$261.1	33.2%	$257.1	32.4%	$4.0	0.8%
Sales compensation	83.5	10.6%	83.8	10.6%	(0.3)	—%
Share-based compensation	10.0	1.3%	9.1	1.1%	0.9	0.2%
Outside services	60.7	7.7%	57.7	7.3%	3.0	0.4%
Advertising	22.7	2.9%	25.4	3.2%	(2.7)	(0.3)%
Rent	20.2	2.6%	23.0	2.9%	(2.8)	(0.3)%
Utilities	11.8	1.5%	11.7	1.5%	0.1	—%
Insurance	11.4	1.4%	13.6	1.7%	(2.2)	(0.3)%
Other	67.8	8.5%	67.8	8.5%	—	—%
Selling, general, and administrative expense	$549.2	69.7%	$549.2	69.2%	$—	0.5%
Gross profit	$787.5		$794.1

Same Store:
Personnel costs	$252.8	33.0%	$244.2	32.3%	$8.6	0.7%
Sales compensation	80.5	10.5%	79.4	10.5%	1.1	—%
Share-based compensation	10.0	1.3%	9.1	1.2%	0.9	0.1%
Outside services	59.0	7.7%	54.0	7.1%	5.0	0.6%
Advertising	21.6	2.8%	22.4	3.0%	(0.8)	(0.2)%
Rent	20.2	2.6%	22.9	3.0%	(2.7)	(0.4)%
Utilities	11.4	1.5%	10.9	1.4%	0.5	0.1%
Insurance	11.0	1.4%	12.8	1.7%	(1.8)	(0.3)%
Other	$66.7	8.7%	$65.3	8.7%	1.4	—%
Selling, general, and administrative expense	$533.2	69.5%	$521.0	68.9%	$12.2	0.6%
Gross profit	$766.7		$755.8

SG&A expense as a percentage of gross profit was 69.7% for the nine months ended September 30, 2017 compared to 69.2% for the nine months ended September 30, 2016. Same store SG&A expense as a percentage of gross profit increased by 60 basis points from 68.9% for the nine months ended September 30, 2016 to 69.5% for the nine months ended September 30, 2017. The increase in SG&A expense is primarily attributable to higher personnel costs and higher outside services predominately related to our investments in technologies to improve our customer experience and productivity, partially offset by decreases in Insurance, Advertising, and Rent Expense. The decrease in insurance expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily the result of a reduction in insurance retention related to hail storm damage at certain dealerships in 2016, coupled with lower premiums for property and casualty insurance. Included in SG&A expense for the nine months ended September 30, 2017 is approximately $1.5 million of expense in connection with our previously disclosed CEO transition.
Other Operating Expenses, net —
Other operating expenses, net which includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items was $0.7 million for the nine months ended September 30, 2017 compared with other operating expenses, net of $4.2 million in the comparable 2016 period.
During the nine months ended September 30, 2017, we recognized expenses associated with a lease termination of $2.9 million, partially offset by $0.8 million of other income and a $0.9 million gain recognized for legal settlements.
During the nine months ended September 30, 2016, we recognized $3.1 million in non-cash real estate related impairment charges consisting of $0.9 million related to a lease buyout and a lease termination, $0.7 million related to the write down of a property classified as Assets Held for Sale, and $1.5 million related to a property transferred to Assets Held for Sale.
Floor Plan Interest Expense —
Floor plan interest expense increased by $2.7 million (19%) to $17.1 million during the nine months ended September 30, 2017 compared to $14.4 million for the nine months ended September 30, 2016, primarily as a result of higher interest rates.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2017, we had total available liquidity of $406.4 million, which consisted of cash and cash equivalents of $2.8 million, $75.0 million of available funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floor plan facility that is able to be re-designated to our revolving credit facility, $46.7 million of availability under our revolving credit facility, and $91.9 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of September 30, 2017, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see "Covenants" below.
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

The 2016 Senior Credit Facility provides for the following:

Revolving Credit Facility —A $250.0 million revolving credit facility (the "Revolving Credit Facility") for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As described below, as of September 30, 2017, we re-designated $190.0 million of availability from the Revolving Credit Facility to the New Vehicle Floor Plan Facility (as defined below), resulting in $60.0 million of borrowing capacity. In addition, we had $13.3 million in outstanding letters of credit, resulting in $46.7 million of borrowing availability as of September 30, 2017.

New Vehicle Floor Plan Facility — A $900.0 million new vehicle revolving floor plan facility (the "New Vehicle Floor Plan Facility"). In connection with the New Vehicle Floor Plan Facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of September 30, 2017, we had $578.6 million, which is net of $63.2 million in our floor plan offset account, outstanding under the New Vehicle Floor Plan Facility.

Used Vehicle Floor Plan Facility —A $150.0 million used vehicle revolving floor plan facility (the "Used Vehicle Floor Plan Facility") to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $91.9 million based on our borrowing base calculation as of September 30, 2017. We have with nothing drawn on our used vehicle floor plan facility as of September 30, 2017.

Subject to compliance with certain conditions, the agreement governing the 2016 Senior Credit Facility provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $325.0 million in the aggregate without lender consent.

At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our current borrowing availability under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of September 30, 2017, we re-designated $190.0 million of availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility. We re-designated this amount to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility.

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

•
Manufacturer affiliated new vehicle floor plan and other financing facilities — We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory, which matures on December 5, 2019. During August 2016, we established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of September 30, 2017, we had $109.7 million, net of $11.8 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $80.8 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts Payable and Accrued Liabilities in our Condensed Consolidated

Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
6.0% Senior Subordinated Notes due 2024 — as of September 30, 2017 we had $600.0 million in aggregate principal amount outstanding related to our 6.0% Notes. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024.

•	Mortgage notes — as of September 30, 2017, we had $177.6 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.

•
Restated Master Loan Agreement — provides for term loans to certain of our subsidiaries (the "Restated Master Loan Agreement"). Borrowings under the Restated Master Loan Agreement are guaranteed by us and are collateralized by the real property financed under the Restated Master Loan Agreement. As of September 30, 2017, the outstanding balance under the Restated Master Loan Agreement was $90.6 million. There is no further borrowing availability under this facility.

•
Real Estate Credit Agreement — a real estate term loan credit agreement with borrowings collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder (the "Real Estate Credit Agreement"). As of September 30, 2017, we had $48.3 million of mortgage note obligations outstanding under the Real Estate Credit Agreement. There is no further borrowing availability under this agreement.

Covenants
We are subject to a number of customary covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2017.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements. Our 2016 Senior Credit Facility and our indenture governing our 6.0% Notes permit us to make an unlimited amount of restricted payments so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of September 30, 2017, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program").
On January 27, 2016, our Board of Directors reset the authorization under our Repurchase Program to $300.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions from time to time.
During the three and nine months ended September 30, 2017, we repurchased 90,700 and 584,696 shares, respectively, of our common stock under the Repurchase Program for a total of $5.1 million and $34.8 million, respectively. As of September 30, 2017, we had remaining authorization to repurchase $53.3 million in shares of our common stock under the Repurchase Program.
During the three and nine months ended September 30, 2017, we repurchased 541 and 71,330 shares, respectively, of our common stock for $30.0 thousand and $4.6 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Nine Months Ended September 30,
	2017	2016
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$243.2	$151.3
New vehicle floor plan (repayments) borrowings—non-trade, net	(120.0)	76.5
Cash provided by operating activities, as adjusted	$123.2	$227.8
Operating Activities—
Net cash provided by operating activities totaled $243.2 million and $151.3 million, for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by operating activities, as adjusted, totaled $123.2 million and $227.8 million for the nine months ended September 30, 2017 and 2016, respectively.
The $104.6 million decrease in our net cash provided by operating activities, as adjusted, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily the result of the following:

•	$63.3 million related to a increase in inventory, net of floor plan notes payable

•	$34.5 million related to the change in other current and non-current assets and liabilities;

•	$23.3 million related to a decrease in accounts payable and accrued liabilities; and

•	$10.0 million related to the non-cash adjustments to net income.
The decrease in our cash provided by operating activities, as adjusted, was partially offset by $26.5 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2017 as compared to 2016.
Investing Activities—
Net cash used in investing activities totaled $98.0 million and $77.5 million, for the nine months ended September 30, 2017 and 2016, respectively. Capital expenditures, excluding the purchase of real estate, were $21.4 million and $47.3 million for the nine months ended September 30, 2017 and 2016, respectively. We expect that capital expenditures for 2017 will total approximately $50.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
During the nine months ended September 30, 2017, we acquired two franchises (two dealership locations) and one collision center in the Indianapolis, Indiana market for an aggregate purchase price of $80.1 million.
During the nine months ended September 30, 2017, we received cash proceeds of $3.8 million from the sale of a property that was included in Assets Held for Sale as of December 31, 2016.
During the nine months ended September 30, 2016, purchases of real estate, including previously leased real estate, totaled $30.2 million.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $145.8 million and $72.9 million for the nine months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2017 and 2016, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $2.82 billion and $2.92 billion, respectively, and non-trade floor plan repayments of $2.94 billion and $2.81 billion, respectively.

In addition, during the nine months ended September 30, 2017 we had non-trade floor plan borrowings of $25.1 million related to acquisitions.
Repayments of borrowings totaled $11.5 million and $11.2 million, for the nine months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2017, we repurchased a total of 584,696 shares of our common stock under our Repurchase Program for a total of $34.8 million and 71,330 shares of our common stock for $4.6 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 11 "Commitments and Contingencies" of the Notes hereto.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $674.3 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of September 30, 2017, a 100 basis point change in interest rates could result in a change of as much as $6.7 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the nine months ended September 30, 2017 and 2016 by $26.6 million and $25.7 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $91.7 million as of September 30, 2017 and is reducing over its remaining term to $53.1 million at maturity.

In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of September 30, 2017 was $61.2 million and will reduce over its remaining term to $38.7 million at maturity.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
 During the three months ended September 30, 2017, we repurchased 90,700 shares of our common stock under the Repurchase Program. As of September 30, 2017, we had remaining authorization to repurchase $53.3 million in shares of our common stock under the Repurchase Program.
The following table sets forth information regarding stock repurchases by the Company on a monthly basis during the three month period ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
07/01/2017 - 07/31/2017	90,700	$56.15	90,700	$53.3
08/01/2017 - 08/31/2017	—	$—	—	$—
09/01/2017 - 09/30/2017	—	$—	—	$—
Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1
First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*

10.2
Transition and Separation Agreement between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017)*

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

Asbury Automotive Group, Inc.

Date: October 25, 2017	By:	/s/ Craig T. Monaghan
	Name:	Craig T. Monaghan
	Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date: October 25, 2017	By:	/s/ Sean D. Goodman
	Name:	Sean D. Goodman
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
10.1
First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*

10.2
Transition and Separation Agreement between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017)*

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