Form 10-K
period 2017-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2018-02-27
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant's common stock as of June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant was $1.16 billion (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 26, 2018 was 20,913,251.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2017

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
As of December 31, 2017, we owned and operated 94 new vehicle franchises, representing 29 brands of automobiles at 80 dealership locations, and 24 collision centers in the United States. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, including vehicle repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") insurance, prepaid maintenance, and credit life and disability insurance.
Our operations provide a diverse revenue base that we believe mitigates the impact of fluctuations in new vehicle sales volumes and gross profit margins. In addition, our geographic footprint decreases our exposure to regional economic conditions and our brand diversification decreases our exposure to manufacturer-specific risks, such as brand perception or production disruptions. Approximately 84% of our gross profit is derived from used vehicles, parts and service, and finance and insurance which historically have been more stable throughout economic cycles.
The following charts present the contribution to total revenue and gross profit by each line of business for the year ended December 31, 2017:

Our new vehicle franchise retail network is made up of dealerships located in 17 metropolitan markets in 9 states operating primarily under eight locally-branded dealership groups. The following chart provides a detailed breakdown of our markets, brand names, and franchises as of December 31, 2017:

Dealership Group	Market	Franchise Brand Name

Coggin Automotive Group	Fort Pierce, FL	Acura, BMW, Honda, Mercedes-Benz
	Jacksonville, FL	Buick, Chevrolet, Ford, GMC, Honda(a), Nissan(a), Toyota
	Orlando, FL	Ford, Honda(a), Hyundai, Lincoln

Courtesy Autogroup	Tampa, FL	Chrysler, Dodge, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, smart (b), Sprinter, Toyota

Crown Automotive Company	Charlottesville, VA	BMW
	Durham, NC	Honda
	Fayetteville, NC	Dodge, Ford
	Greensboro, NC	Acura, BMW, Chrysler, Dodge, Honda, Jeep, Nissan, Volvo
	Greenville, SC	Jaguar, Land Rover, Lexus, Nissan, Porsche, Toyota, Volvo
	Richmond, VA	Acura, BMW(a), MINI

David McDavid Auto Group	Austin, TX	Acura
	Dallas/Fort Worth, TX	Acura, Ford, Honda(a), Lincoln
	Houston, TX	Nissan

Gray-Daniels Auto Family	Jackson, MS	Chevrolet, Ford, Lincoln, Nissan(a), Toyota

Hare Automotive Group	Indianapolis, IN	Chevrolet, Isuzu

Nalley Automotive Group	Atlanta, GA	Acura, Audi, Bentley, BMW, Ford, Honda, Hyundai, Infiniti(a), Kia, Lexus(a), Nissan(a), Toyota(a), Volkswagen

Plaza Motor Company	St. Louis, MO	Audi, BMW, Infiniti, Jaguar, Land Rover, Lexus, Mercedes-Benz(a), smart (b), Sprinter(a)
_____________________________

(a)	This market has two of these franchises.

(b)	Parts and service operations only.

Operations
New Vehicle Sales
The following table reflects the number of franchises we owned as of December 31, 2017 and the percentage of new vehicle revenues represented by class and franchise for the year ended December 31, 2017:

Class/Franchise	Number of Franchises Owned	% of New Vehicle Revenues
Luxury
Mercedes-Benz	4	7%
Lexus	4	7
BMW	7	6
Acura	6	4
Infiniti	4	3
Audi	2	3
Lincoln	3	1
Volvo	2	1
Land Rover	2	1
Jaguar	2	1
Porsche	1	*
Bentley	1	*
Total Luxury	38	34%
Import
Honda	11	18%
Toyota	6	11
Nissan	10	12
Kia	2	2
Hyundai	3	2
Volkswagen	1	1
MINI	1	*
smart (a)	—	*
Isuzu	1	*
Sprinter	3	*
Total Import	38	46%
Domestic
Ford	6	11%
Chevrolet	3	4
Dodge	3	3
Jeep	2	1
GMC	1	1
Chrysler	2	*
Buick	1	*
Total Domestic	18	20%
Total Franchises	94	100%
(a) Two Franchise agreements pursuant to which we perform parts and service operations.
* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2017.
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

Used Vehicle Sales
We sell used vehicles at all of our franchised dealership locations. Used vehicle sales include the sale of used vehicles to individual retail customers ("used retail") and the sale of used vehicles to other dealers at auction ("wholesale") (the terms "used retail" and "wholesale" collectively referred to as "used").
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
Parts and Service
We provide vehicle repair and maintenance services, sell replacement parts, and recondition used vehicles at all of our dealerships. In addition, we provide collision repair services at our 24 free-standing collision repair centers that we operate either on the premises of, or in close proximity to, our dealerships. Historically, parts and service revenues have been more stable than those from vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles, and the increasing number of vehicles on the road.
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

Recent Developments
In January 2018, we acquired the assets of one franchise (one dealership location) in the Indianapolis, Indiana market.
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
Implement best practices and improve productivity
While new vehicle sales are critical to drawing customers to our dealerships, used vehicles, parts and service, and F&I sales generally provide higher profit margins and account for the majority of our gross profit. In order to maximize the growth of these higher margin businesses, we have discipline-specific executives who focus on increasing the penetration of current services and expanding the breadth of our offerings to customers through the implementation of best practices and continuous training on our technology solutions throughout our dealership network. In addition, we have marketing initiatives designed to attract customers to our online channels and mobile applications.
In order to mitigate the impact of significant fluctuations in vehicle sales, we tie management and employee compensation at various operational levels to performance through incentive-based pay systems based on various metrics. We compensate our general managers, department managers, and sales and other dealership personnel with incentive-based pay, using metrics such as dealership profitability, departmental profitability, customer satisfaction and individual performance, as appropriate. In addition, a portion of management's compensation is variable based in nature, including an annual cash bonus based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets and a component of equity compensation tied to our financial performance in comparison to our peer group.
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

Centralize, streamline, and automate processes
Our DSC management is responsible for our capital expenditures and determining our operating strategy, while the implementation of our operating strategy rests with our market-based management teams and each dealership management team based on the policies and procedures established by DSC management. DSC management and our market-based management teams continually evaluate the financial and operating results of our dealerships, as well as each dealership's geographical location, and from time to time, make decisions to evaluate new technologies and/or processes to further enhance our operational performance. As part of our investment in our information technology ("IT") systems, we have deployed a common dealer management system ("DMS"). We believe a single DMS provides the foundation for future efficiencies and creates a more efficient retail operation. We consolidate financial, accounting, and operational data received from our dealerships through customized financial products. Our IT approach enables us to efficiently integrate and aggregate information from our dealerships. Through the combination of a common DMS and our corporate IT products, management has access to the financial, accounting, and operational data at various levels of the organization. In addition, we are in the process of centralizing business processes throughout our organization which we expect will deliver future cost synergies and enhanced performance.
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
Evaluate opportunities to refine our dealership portfolio, including acquiring value added operating assets and dealerships
We evaluate dealership acquisition opportunities based on market position and geography, brand representation and availability, key personnel, and other factors. We believe our financial position, IT systems, management structure, and experience, position us to efficiently and opportunistically complete, integrate, and benefit from dealership acquisitions. We also evaluate the financial and operating results of our owned dealerships, as well as each dealership's geographical location, and based on various financial and strategic rationales, may make decisions to dispose of dealerships to refine our dealership portfolio.
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
Competition
The automotive retail and service industry is highly competitive with respect to price, service, location, and selection. For new vehicle sales, our dealerships compete with other franchised dealerships, primarily in their regions. Our new vehicle store competitors also have franchise agreements with the various vehicle manufacturers, and as such, generally obtain new vehicle inventory from vehicle manufacturers on the same terms as us. The franchise agreements grant the franchised dealership a non-exclusive right to sell the manufacturer's (or distributor's) brand of vehicles and offer related parts and service within a specified market area. State automotive franchise laws restrict competitors from relocating their stores or establishing new stores of a particular vehicle brand within a specified area that is served by our dealership of the same vehicle brand. We rely on our advertising and merchandising, sales expertise, service reputation, strong local branding, and location of our dealerships to assist in the sale of new vehicles.
Our used vehicle operations compete with other franchised dealerships, non-franchised automotive dealerships, regional and national vehicle rental companies, and Internet-based vehicle brokers for the supply and resale of used vehicles.
We compete with other franchised dealerships to perform warranty and recall-related repairs and with other franchised dealerships and independent service centers for non-warranty repair and maintenance services. We compete with other automobile dealers, service stores, and auto parts retailers in our parts operations. We believe that we have a competitive advantage in parts and service sales due to our ability to use factory-approved replacement parts, our competitive prices, our familiarity with manufacturer brands and models, and the quality of our customer service.
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
Seasonality
The automobile industry has historically been subject to seasonal variations. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues and operating results to generally be higher during these periods. In addition, we typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, or adverse weather events.
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
Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, leasing laws, installment finance laws, usury laws, and other installment state and leasing laws and regulations. Some U.S. states regulate fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals or governmental entities and may expose us to significant damages, fines or other penalties, including revocation or suspension of our license to conduct store operations.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law and established the Consumer Financial Protection Bureau ("CFPB") with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB's regulatory authority, the CFPB has announced its intention to regulate automotive financing activities through its regulation of automotive finance companies and other financial institutions that service the automotive industry. The CFPB has issued regulatory guidance instructing financial institutions to monitor dealer lending practices for potential discrimination, resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that, if discrimination is found, the lender would be required to change dealer compensation practices. In addition, the CFPB has announced its intention to regulate the sale of other finance and insurance products. The Federal Trade Commission has certain regulatory authority over automotive dealers and has implemented an enforcement initiative relating to the advertising practices of automotive dealers. For additional information, please refer to the risk factor captioned "Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, our reputation, financial condition, results of operations, and prospects could suffer."
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
Employees
As of December 31, 2017, we employed approximately 8,000 full-time and part-time employees, none of whom were covered by collective bargaining agreements. We believe we have good relations with our employees.
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
Although we seek to limit our dependence on any one vehicle manufacturer, there can be no assurance that the brand mix allocated and delivered to our dealerships by the manufacturers will be appropriate or sufficiently diverse, to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer's ability to produce vehicles. For the year ended December 31, 2017, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
American Honda Motor Co., Inc. (Honda and Acura)	22%
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	18%
Nissan North America, Inc. (Nissan and Infiniti)	15%
Ford Motor Company (Ford and Lincoln)	12%
Mercedes-Benz USA, LLC (Mercedes-Benz, smart and Sprinter)	8%
BMW of North America, LLC (BMW and Mini)	6%
Similar to automotive retailers, vehicle manufacturers may be affected by the long-term U.S. and international economic climate. In addition, we remain vulnerable to other matters that may impact the manufacturers of the vehicles we sell, many of which are outside of our control, including: (i) changes in their respective financial condition; (ii) changes in their respective marketing efforts; (iii) changes in their respective reputation; (iv) manufacturer and other product defects, including recalls; (v) changes in their respective management; (vi) disruptions in the production and delivery of vehicles and parts due to natural disasters or other reasons; and (vii) issues with respect to labor relations. Our business is highly dependent on consumer demand and brand preferences for our manufacturers products. Manufacturer recall campaigns are a common occurrence that have accelerated in frequency and scope over the last several years. Manufacturer recall campaigns could adversely affect our new and used vehicle sales or customer residual trade-in valuations, could cause us to temporarily remove vehicles from our inventory, could force us to incur increased costs, and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Vehicle manufacturers that produce vehicles outside of the U.S. are subject to additional risks including changes in quotas, tariffs or duties, fluctuations in foreign currency exchange rates, regulations governing imports and the costs related thereto, and foreign governmental regulations.
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

As of December 31, 2017, we had total debt of $879.3 million, which excludes total floor plan notes payable of $732.1 million. We have the ability to incur substantial additional debt in the future to finance, among other things, acquisitions, working capital and capital expenditures, and new and used vehicle inventory, as well as to refinance new and used vehicle inventory, subject in each case to the restrictions contained in our debt instruments and other agreements existing at the time such indebtedness is incurred.
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
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory, and have the availability to borrow funds for working capital under our senior secured credit facilities that charge interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales and the related profit margins and F&I revenue per vehicle, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our variable interest rate debt and floor plan notes payable outstanding as of December 31, 2017, each one percent increase in market interest rates would increase our total annual interest expense by as much as $7.2 million. When considered in connection with reduced expected sales as and if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
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
Additionally, if one or more companies are permitted to circumvent the state franchise laws of several states in the United States thereby permitting them to sell their new vehicles without the requirements of establishing a dealer-network, they may be able to have a competitive advantage over the traditional dealers, which could have a material adverse effect on our sales in those states.

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
We depend on the efficient operation of our information systems and those of our third party service providers. We rely on management information systems at our dealerships in all aspects of our sales and service efforts, as well in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on a common DMS. Our business could be significantly disrupted if (i) the DMS fails to integrate with other third-party management information systems, customer relations management tools or other software, or to the extent any of these systems become unavailable to us for an extended period of time, or (ii) our relationship with our DMS provider or any other third-party provider deteriorates. Additionally, any disruption to access and connectivity of our information systems due to natural disasters, power loss or other reasons could disrupt our business operations, impact sales and results of operations, expose us to customer or third party claims, or result in adverse publicity.
Additionally, in the ordinary course of business, we and our partners receive significant PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. Numerous state and federal regulations, as well as payment card industry and other vendor standards, govern the collection and maintenance of PII from consumers and other individuals. We believe the automotive dealership industry is a particular target of identity thieves, as there are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. Because cyber-attacks are increasing in number and sophistication and despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, and/or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, financial condition, or results of operations.
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
The Dodd-Frank Act, which was signed into law on July 21, 2010, established the CFPB, an independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In addition, the CFPB possesses supervisory authority with respect to certain non-bank lenders, including automotive finance companies, participating in automotive financing. The Dodd-Frank Act also provided the FTC with new and expanded authority regarding automotive dealers. Since then, the FTC has been gathering information on consumer protection issues through roundtables, public comments and consumer surveys. The FTC may exercise its additional rule-making authority to expand consumer protection regulations relating to the sale, financing and leasing of motor vehicles. In 2014, the FTC implemented an enforcement initiative relating to the advertising practices of automotive dealers. In connection therewith, in May 2016, we signed a consent order with the FTC to settle allegations that in certain instances our advertisements did not adequately disclose information about used vehicles with open safety recalls. Under the consent order, we did not agree to make any payments or admit wrong-doing, but we did agree to make certain disclosures in marketing materials and at the point of sale and comply with certain record-keeping obligations.
Continued pressure from the CFPB, FTC, and other federal agencies could lead to significant changes in the manner that dealers are compensated for arranging customer financing, and while it is difficult to predict how any such changes might impact us, any adverse changes could have a material adverse impact on our finance and insurance business and results of operations. Furthermore, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business.
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
We are subject to substantial risk of property loss due to the significant concentration of property at dealership locations, including vehicles and parts. We have historically experienced business interruptions from time to time at several of our dealerships, due to actual or threatened adverse weather conditions or natural disasters, such as hurricanes, tornadoes, floods, and hail storms, or other extraordinary events. Concentration of property at dealership locations also makes the automotive retail business particularly vulnerable to theft, fraud, and misappropriation of assets. Illegal or unethical conduct by employees, customers, vendors, and unaffiliated third parties can result in loss of assets, disrupt operations, impact brand reputation, jeopardize manufacturer and other relationships, result in the imposition of fines or penalties, and subject us to governmental investigations or lawsuits. While we maintain insurance to protect against a number of losses, this insurance coverage often contains significant deductibles. In addition, we "self-insure" a portion of our potential liabilities, meaning we do not carry insurance from a third-party for such liabilities, and are wholly responsible for any related losses including for certain potential liabilities that some states prohibit the maintenance of insurance to protect against. In certain instances, our insurance may not fully cover a loss depending on the applicable deductible or the magnitude and nature of the claim. Additionally, changes in the cost or availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase our self-insured risks. To the extent we incur significant additional costs for insurance, suffer losses that are not covered by in-force insurance or suffer losses for which we are self-insured, our financial condition, results of operations, or cash flows could be materially adversely impacted.
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
Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2017, unexpected changes to our franchise agreements, dealer agreements, or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.
Goodwill and manufacturer franchise rights comprise a significant portion of our total assets. We must test our goodwill and manufacturer franchise rights for impairment at least annually, which could result in a material, non-cash write-down of goodwill or manufacturer franchise rights and could have a material adverse effect on our results of operations and stockholders' equity.
Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers.  Goodwill and indefinite-lived intangible assets, including manufacturer franchise rights, are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred), by applying a qualitative or quantitative assessment. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. The fair value of our manufacturer franchise rights is determined by discounting a sub-set of the projected cash flows at a dealership that we attribute to the value of the franchise. Changes to the business mix or declining cash flows in a dealership increase the risk of impairment. An impairment loss could have a material adverse effect on our results of operations and stockholders' equity. During 2017, we recorded non-cash impairment charges of $5.1 million ($3.2 million after-tax) associated with franchise rights recorded at certain dealerships. See Note 9 of the Notes to Consolidated Financial Statements for more information.

Technological advances, including increases in ride sharing applications, electric vehicles and autonomous vehicles in the long-term could have a material adverse effect on our business.

The automotive industry is predicted to experience change over the long-term. Shared vehicle services such as Uber and Lyft provide consumers with increased choice in their personal mobility options. The effect of these and similar mobility options on the retail automotive industry is uncertain, and may include lower levels of new vehicles sales, but with increasing miles driven, which could require additional demand for vehicle maintenance. In addition, technological advances are facilitating the development of driverless vehicles. The eventual timing of availability of driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. The effect of driverless vehicles on the automotive retail industry is uncertain and could include changes in the level of new and used vehicles sales, the price of new vehicles, and the role of franchised dealers, any of which could materially adversely affect our business, financial condition and results of operations.  The widespread adoption of electric and battery powered vehicles also could have a material adverse effect on the profitability of our parts and service business.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our corporate headquarters, which is located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia 30097. As of December 31, 2017, our operations encompassed 80 franchised dealership locations throughout 9 states, and 24 collision repair centers as follows:

	Dealerships			Collision Repair Centers
Dealership Group:	Owned	Leased		Owned	Leased
Coggin Automotive Group	12	4	(a)	5	2
Courtesy Autogroup	5	3		2	—
Crown Automotive Company	13	5	(b)	3	—
David McDavid Auto Group	7	—		4	1
Gray-Daniels Auto Family	—	5	(b)	—	1
Hare Automotive Group	2	—		—	1
Nalley Automotive Group	16	1		3	1
Plaza Motor Company	6	1	(b)	—	1
Total	61	19		17	7
________________________________________

(a)	Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

(b)	Includes one dealership location where we lease the underlying land but own the building facilities on that land.
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
Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "ABG." Quarterly information concerning our high and low closing sales price per share of our common stock as reported by the NYSE is as follows:

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$66.52	$45.07
Second Quarter	62.61	51.97
Third Quarter	61.44	50.57
Fourth Quarter	$65.30	$48.85
Fiscal Year Ended December 31, 2017
First Quarter	$69.45	$60.10
Second Quarter	63.65	52.25
Third Quarter	61.60	50.15
Fourth Quarter	$67.75	$55.05
We did not pay any dividends during any of these periods. On February 26, 2018, the last reported sale price of our common stock on the NYSE was $69.30 per share, and there were approximately 141 record holders of our common stock.
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
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). On January 24, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions, from time to time. During the year ended December 31, 2017, we repurchased 584,696 shares of our common stock under the Repurchase Program for a total of $34.8 million. As of December 31, 2017, we had the authorization from our Board of Directors to repurchase up to an additional $53.3 million of our common stock.

PERFORMANCE GRAPH
The following graph furnished by us shows the value as of December 31, 2017, of a $100 investment in our common stock made on December 31, 2012, as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc.; Sonic Automotive, Inc.; Group 1 Automotive, Inc.; Penske Automotive Group, Inc.; and Lithia Motors, Inc., in each case on a "total return" basis assuming the reinvestment of any dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The forgoing graph is not, and shall not be deemed to be, filed as part of our annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by us.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013. Certain reclassifications of amounts previously reported have been made to the accompanying income statement data and balance sheet data in order to conform to current presentation. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto, included elsewhere in this annual report on Form 10-K.

	For the Years Ended December 31,
Income Statement Data:	2017	2016	2015	2014	2013
	(in millions, except per share data)
REVENUE:
New vehicle	$3,561.1	$3,611.9	$3,652.5	$3,230.6	$2,952.2
Used vehicle	1,834.1	1,876.4	1,931.7	1,741.5	1,564.2
Parts and service	786.1	778.5	740.7	666.6	611.6
Finance and insurance, net	275.2	261.0	263.4	229.0	206.9
TOTAL REVENUE	6,456.5	6,527.8	6,588.3	5,867.7	5,334.9
COST OF SALES	5,400.6	5,469.1	5,527.5	4,900.5	4,458.9
GROSS PROFIT	1,055.9	1,058.7	1,060.8	967.2	876.0
OPERATING EXPENSES:
Selling, general, and administrative expenses	729.7	732.5	729.9	671.6	617.8
Depreciation and amortization	32.1	30.7	29.5	26.4	24.3
Franchise rights impairment	5.1	—	—	—	—
Other operating expense (income), net	1.3	(2.3)	(0.2)	1.0	7.8
INCOME FROM OPERATIONS	287.7	297.8	301.6	268.2	226.1
OTHER EXPENSES (INCOME):
Floor plan interest expense	22.7	19.3	16.1	12.4	12.5
Other interest expense, net	53.9	53.1	44.0	38.9	39.0
Swap interest expense	2.0	3.1	3.0	2.0	2.5
Loss on extinguishment of long-term debt, net	—	—	—	31.9	6.8
(Gain) loss on divestitures	—	(45.5)	(34.9)	—	—
Total other expenses, net	78.6	30.0	28.2	85.2	60.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	209.1	267.8	273.4	183.0	165.3
Income tax expense	70.0	100.6	104.0	71.0	64.2
INCOME FROM CONTINUING OPERATIONS	139.1	167.2	169.4	112.0	101.1
Discontinued operations, net of tax	—	—	(0.2)	(0.4)	8.0
NET INCOME	$139.1	$167.2	$169.2	$111.6	$109.1
Income from continuing operations per common share:
Basic	$6.69	$7.43	$6.44	$3.75	$3.29
Diluted	$6.62	$7.40	$6.42	$3.72	$3.25

	As of December 31,
Balance Sheet Data:	2017	2016	2015	2014	2013
	(in millions)
Working capital	$243.9	$227.5	$323.4	$225.4	$265.1
Inventories	826.0	894.9	917.2	886.0	767.7
Total assets	2,356.7	2,336.1	2,294.1	2,178.0	1,879.4
Floor plan notes payable	732.1	781.8	712.2	766.8	609.5
Total debt	875.5	926.7	954.3	697.4	545.1
Total shareholders' equity	$394.2	$279.7	$314.5	$444.9	$490.6

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
We are one of the largest automotive retailers in the United States. As of December 31, 2017 we owned and operated 94 new vehicle franchises (80 dealership locations), representing 29 brands of automobiles, and 24 collision centers, in 17 metropolitan markets, within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts, and collision repair service; and finance and insurance products. As of December 31, 2017, our new vehicle revenue brand mix consisted of 46% imports, 34% luxury, and 20% domestic brands.
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
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during 2017 was 17.2 million compared to 17.6 million in 2016. The automotive retail business continues to benefit from the availability of credit to consumers, strong consumer confidence and relatively low overall unemployment levels, fuel prices, and interest rates. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter-to-quarter by changing economic conditions, vehicle manufacturer incentive programs, adverse weather events, or other developments outside our control.
Our gross profit margin varies with our revenue mix. Sales of new vehicles generally result in a lower gross profit margin than used vehicle sales, sales of parts and service, and sales of F&I products. As a result, when used vehicle, parts and service, and F&I revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase.
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
We had total available liquidity of $379.5 million as of December 31, 2017, which consisted of cash and cash equivalents of $4.7 million, $49.3 million of funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floor plan facility that is able to be re-designated to our revolving credit facility, $46.7 million of availability under our revolving credit facility, and $88.8 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.
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
Used Vehicle Inventory - Lower of Cost and Net Realizable Value —
Our used vehicle inventory is stated at the lower of cost and net realizable value. We use the specific identification method to value our used vehicle inventories. We maintain a reserve for used vehicle inventory when cost basis exceeds the net realizable value. In assessing our reserve requirement, we consider (i) the age of our used vehicles, (ii) historical sales experience of used vehicles and (iii) current market conditions and trends in used vehicle sales. We also review and consider the following metrics related to used vehicle sales (both on a recent and longer-term historical basis): (i) days of supply in our used vehicle inventory, (ii) used vehicle units sold at less than original cost as a percentage of total used vehicles sold and (iii) average vehicle selling price of used vehicle units sold at less than original cost. We then determine the appropriate level of reserve required to reduce our used vehicle inventory to the lower of cost or net realizable value, and record the resulting adjustment in the period in which we determine a loss has occurred. The level of reserve determined to be appropriate for each reporting period is considered to be a permanent inventory write-down and therefore is only released upon the sale of the related inventory. Our used vehicle inventory reserves are as follows:

Used vehicle lower of cost and net realizable value reserve:	Reserve Amount (in millions)	Percentage of Gross Used Vehicle Inventory
As of December 31, 2017	$5.1	3.6%
As of December 31, 2016	$5.8	4.2%
A 100 basis point change in our estimated reserve rate would change our used vehicle inventory reserve by approximately $1.4 million as of December 31, 2017.
F&I Chargeback Reserve—
We reserve for chargebacks on finance, insurance, or vehicle service contract commissions received. The reserve is established based on historical operating results and the termination provisions of the applicable contracts. This data is evaluated on a product-by-product basis. Our chargeback histories vary depending on the product, but generally range from 9% to 15% of F&I revenues. Our F&I cash chargebacks for the years ended December 31, 2017, 2016, and 2015 were $34.0 million, $34.9 million, and $31.3 million, respectively. Our chargeback reserves were $43.7 million and $43.0 million as of December 31, 2017 and December 31, 2016, respectively. Total chargebacks as a percentage of F&I revenue for the years ended December 31, 2017, 2016, and 2015, were 12%, 14%, and 13%, respectively. A 100 basis point change in our estimated reserve rate for future chargebacks, would change our finance and insurance chargeback reserve by approximately $3.0 million as of December 31, 2017.

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
We had $15.7 million and $14.5 million of insurance reserves for both known and unknown employee medical, workers compensation, property, and general liability claims, net of anticipated insurance recoveries, as of December 31, 2017 and December 31, 2016, respectively. Expenses associated with employee medical, workers compensation, property, and general liability claims, including premiums for insurance coverage, for the years ended December 31, 2017, 2016, and 2015, totaled $27.9 million, $30.9 million, and $26.9 million, respectively.
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

RESULTS OF OPERATIONS
The Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$3,561.1	$3,611.9	$(50.8)	(1)%
Used vehicle	1,834.1	1,876.4	(42.3)	(2)%
Parts and service	786.1	778.5	7.6	1%
Finance and insurance, net	275.2	261.0	14.2	5%
TOTAL REVENUE	6,456.5	6,527.8	(71.3)	(1)%
GROSS PROFIT:
New vehicle	169.0	187.1	(18.1)	(10)%
Used vehicle	121.9	127.3	(5.4)	(4)%
Parts and service	489.8	483.3	6.5	1%
Finance and insurance, net	275.2	261.0	14.2	5%
TOTAL GROSS PROFIT	1,055.9	1,058.7	(2.8)	—%
OPERATING EXPENSES:
Selling, general, and administrative	729.7	732.5	(2.8)	—%
Depreciation and amortization	32.1	30.7	1.4	5%
Franchise rights impairment	5.1	—	5.1	—%
Other operating expense (income), net	1.3	(2.3)	3.6	NM
INCOME FROM OPERATIONS	287.7	297.8	(10.1)	(3)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	22.7	19.3	3.4	18%
Other interest expense, net	53.9	53.1	0.8	2%
Swap interest expense	2.0	3.1	(1.1)	(35)%
Gain on divestitures	—	(45.5)	45.5	(100)%
Total other expenses, net	78.6	30.0	48.6	162%
INCOME BEFORE INCOME TAXES	209.1	267.8	(58.7)	(22)%
Income tax expense	70.0	100.6	(30.6)	(30)%
NET INCOME	$139.1	$167.2	$(28.1)	(17)%
Income from continuing operations per common share—Diluted	$6.62	$7.40	$(0.78)	(11)%
Net income per common share—Diluted	$6.62	$7.40	$(0.78)	(11)%
______________________________
NM—Not Meaningful

	For the Year Ended December 31,
	2017	2016
REVENUE MIX PERCENTAGES:
New vehicles	55.2%	55.3%
Used retail vehicles	25.2%	25.7%
Used vehicle wholesale	3.1%	3.1%
Parts and service	12.2%	11.9%
Finance and insurance, net	4.3%	4.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	16.0%	17.7%
Used retail vehicles	11.4%	12.3%
Used vehicle wholesale	0.1%	(0.3)%
Parts and service	46.4%	45.6%
Finance and insurance, net	26.1%	24.7%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.4%	16.2%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.1%	69.2%
Total revenue during 2017 decreased by $71.3 million (1%) compared to 2016, due to a $42.3 million (2%) decrease in used vehicle revenue, and a $50.8 million (1%) decrease in new vehicle revenue, partially offset by a $14.2 million (5%) increase in F&I revenue and a $7.6 million (1%) increase in parts and service revenue. The $2.8 million decrease in gross profit during 2017 was the result of an $18.1 million (10%) decrease in new vehicle gross profit, and a $5.4 million (4%) decrease in used vehicle gross profit, partially offset by a $14.2 million (5%) increase in F&I gross profit, and a $6.5 million (1%) increase in parts and service gross profit. Our total gross profit margin improved 20 basis points to 16.4%, primarily due to our F&I and parts and service businesses, which had higher margins than new and used vehicle sales and represented a larger percentage of our total revenues for 2017 compared to 2016.
Income from operations during 2017 decreased by $10.1 million (3%) compared to 2016, primarily due to a $5.1 million impairment charge in 2017, a $3.6 million increase in other operating expense (income), net, and a $1.4 million (5%) increase in depreciation and amortization expenses, partially offset by a $2.8 million decrease in selling, general and administrative expenses. Total other expenses, net increased in 2017 by $48.6 million, primarily due to a $45.5 million gain on divestitures in 2016, a $3.4 million increase in floor plan interest expense in 2017, and a $0.8 million increase in other interest expense, net partially offset by a $1.1 million decrease in swap interest expense. As a result, income before income taxes decreased by $58.7 million (22%) to $209.1 million in 2017 resulting in a decrease in income tax expense of $30.6 million (30%). Net income decreased by $28.1 million (17%) from $167.2 million in 2016 to $139.1 million in 2017.
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

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,200.2	$1,251.3	$(51.1)	(4)%
Import	1,637.4	1,617.8	19.6	1%
Domestic	723.5	742.8	(19.3)	(3)%
Total new vehicle revenue	$3,561.1	$3,611.9	$(50.8)	(1)%
Gross profit:
Luxury	$78.9	$84.4	$(5.5)	(7)%
Import	56.8	68.9	(12.1)	(18)%
Domestic	33.3	33.8	(0.5)	(1)%
Total new vehicle gross profit	$169.0	$187.1	$(18.1)	(10)%
New vehicle units:
Luxury	22,525	23,875	(1,350)	(6)%
Import	58,685	58,466	219	—%
Domestic	18,765	20,019	(1,254)	(6)%
Total new vehicle units	99,975	102,360	(2,385)	(2)%

Same Store:
Revenue:
Luxury	$1,200.2	$1,226.5	$(26.3)	(2)%
Import	1,610.3	1,557.8	52.5	3%
Domestic	652.2	698.4	(46.2)	(7)%
Total new vehicle revenue	$3,462.7	$3,482.7	$(20.0)	(1)%
Gross profit:
Luxury	$79.0	$82.4	$(3.4)	(4)%
Import	56.3	67.0	(10.7)	(16)%
Domestic	28.7	31.9	(3.2)	(10)%
Total new vehicle gross profit	$164.0	$181.3	$(17.3)	(10)%
New vehicle units:
Luxury	22,525	23,424	(899)	(4)%
Import	57,813	56,430	1,383	2%
Domestic	16,731	18,716	(1,985)	(11)%
Total new vehicle units	97,069	98,570	(1,501)	(2)%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2017	2016
As Reported:
Revenue per new vehicle sold	$35,620	$35,286	$334	1%
Gross profit per new vehicle sold	$1,690	$1,828	$(138)	(8)%
New vehicle gross margin	4.7%	5.2%	(0.5)%

Luxury:
Gross profit per new vehicle sold	3,503	3,535	(32)	(1)%
New vehicle gross margin	6.6%	6.7%	(0.1)%
Import:
Gross profit per new vehicle sold	$968	$1,178	$(210)	(18)%
New vehicle gross margin	3.5%	4.3%	(0.8)%
Domestic:
Gross profit per new vehicle sold	$1,775	$1,688	$87	5%
New vehicle gross margin	4.6%	4.6%	—%

Same Store:
Revenue per new vehicle sold	$35,673	$35,332	$341	1%
Gross profit per new vehicle sold	$1,690	$1,839	$(149)	(8)%
New vehicle gross margin	4.7%	5.2%	(0.5)%

Luxury:
Gross profit per new vehicle sold	$3,507	$3,518	$(11)	—%
New vehicle gross margin	6.6%	6.7%	(0.1)%
Import:
Gross profit per new vehicle sold	$974	$1,187	$(213)	(18)%
New vehicle gross margin	3.5%	4.3%	(0.8)%
Domestic:
Gross profit per new vehicle sold	$1,715	$1,704	$11	1%
New vehicle gross margin	4.4%	4.6%	(0.2)%
New vehicle revenue decreased by $50.8 million (1%), primarily as a result of a 2% decrease in new vehicle units sold, partially offset by a 1% increase in revenue per new vehicle sold. Same store new vehicle revenue decreased by $20.0 million (1%) as a result of a 2% decrease in new vehicle units sold partially offset by a 1% increase in revenue per new vehicle sold.
Same store unit volumes decreased by 2% due to a 4% decrease in luxury units, and an 11% decrease in domestic units, partially offset by a 2% increase in import units. The 2% decrease in unit sales was in line with the overall decrease in 2017 U.S. new vehicle sales, which decreased 2% from 17.6 million in 2016 to 17.2 million in 2017.
Same store new vehicle gross profit in 2017 decreased by $17.3 million (10%), as a result of the 2% decrease in unit volumes and an 8% decrease in gross profit per new vehicle sold. The 50 basis point decrease in same store new vehicle gross margin from 5.2% in 2016 to 4.7% in 2017, was primarily attributable to a higher mix of revenue and unit sales in our import brands, which have traditionally had lower margins than our luxury and domestic brands and experienced margin pressure during 2017.

Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$1,635.3	$1,675.0	$(39.7)	(2)%
Used vehicle wholesale revenues	198.8	201.4	(2.6)	(1)%
Used vehicle revenue	$1,834.1	$1,876.4	$(42.3)	(2)%
Gross profit:
Used vehicle retail gross profit	$121.1	$131.0	$(9.9)	(8)%
Used vehicle wholesale gross profit	0.8	(3.7)	4.5	(122)%
Used vehicle gross profit	$121.9	$127.3	$(5.4)	(4)%
Used vehicle retail units:
Used vehicle retail units	76,929	79,259	(2,330)	(3)%

Same Store:
Revenue:
Used vehicle retail revenues	$1,577.3	$1,571.4	$5.9	—%
Used vehicle wholesale revenues	190.5	192.3	(1.8)	(1)%
Used vehicle revenue	$1,767.8	$1,763.7	$4.1	—%
Gross profit:
Used vehicle retail gross profit	$115.4	$123.0	$(7.6)	(6)%
Used vehicle wholesale gross profit	1.1	(2.9)	4.0	(138)%
Used vehicle gross profit	$116.5	$120.1	$(3.6)	(3)%
Used vehicle retail units:
Used vehicle retail units	73,772	73,490	282	—%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2017	2016
As Reported:
Revenue per used vehicle retailed	$21,257	$21,133	$124	1%
Gross profit per used vehicle retailed	$1,574	$1,653	$(79)	(5)%
Used vehicle retail gross margin	7.4%	7.8%	(0.4)%

Same Store:
Revenue per used vehicle retailed	$21,381	$21,383	$(2)	—%
Gross profit per used vehicle retailed	$1,564	$1,674	$(110)	(7)%
Used vehicle retail gross margin	7.3%	7.8%	(0.5)%
Used vehicle revenue decreased by $42.3 million (2%), as a result of a 3% decrease in used vehicle retail units sold, partially offset by a 1% increase in revenue per used vehicle retailed.
In 2017, same store used vehicle retail gross profit decreased by $7.6 million (6%), resulting in a decrease in our gross margin from 7.8% in 2016 to 7.3% in 2017. We primarily attribute the 50 basis point decrease in same store used vehicle retail gross margin, to increased competition and price transparency within the used vehicle marketplace.

We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 31 days of supply as of December 31, 2017.

Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions)
As Reported:
Parts and service revenue	$786.1	$778.5	$7.6	1%
Parts and service gross profit:
Customer pay	$272.3	$268.2	$4.1	2%
Warranty	81.7	73.7	8.0	11%
Wholesale parts	21.2	20.7	0.5	2%
Parts and service gross profit, excluding reconditioning and preparation	$375.2	$362.6	$12.6	3%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	46.6%	1.1%
Reconditioning and preparation	114.6	120.7	(6.1)	(5)%
Total parts and service gross profit	489.8	483.3	6.5	1%
Total parts and service gross margin	62.3%	62.1%	0.2%

Same Store:
Parts and service revenue	$772.7	$743.8	$28.9	4%
Parts and service gross profit:
Customer pay	$267.2	$257.3	$9.9	4%
Warranty	80.5	71.4	9.1	13%
Wholesale parts	21.0	19.4	1.6	8%
Parts and service gross profit, excluding reconditioning and preparation	$368.7	$348.1	$20.6	6%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	46.8%	0.9%
Reconditioning and preparation	112.0	114.7	(2.7)	(2)%
Total parts and service gross profit	480.7	462.8	17.9	4%
Total parts and service gross margin	62.2%	62.2%	—%
The $7.6 million (1%) increase in parts and service revenue is primarily due to a $13.2 million (9%) increase in warranty revenue, partially offset by a $5.6 million (1%) decrease in customer pay revenue. Same store parts and service revenue increased $28.9 million (4%) from $743.8 million in 2016 to $772.7 million in 2017. The increase in same store parts and service revenue was primarily due to a $15.4 million (11%) increase in warranty revenue, a $6.9 million (1%) increase in customer pay revenue, and a $6.6 million (6%) increase in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $12.6 million (3%) to $375.2 million and same store gross profit, excluding reconditioning and preparation, increased by $20.6 million (6%) to $368.7 million. The $20.6 million increase in same store gross profit is primarily due to a $9.1 million (13%) increase in warranty gross profit and a $9.9 million (4%) increase in customer pay gross profit, which has continued to benefit from our strategic focus to improve customer retention and the recent trend of increasing new vehicle sales over the past few years.
We continue to focus on increasing our parts and service revenue, specifically our customer pay business, over the long-term by upgrading equipment, focusing on improving customer retention and customer satisfaction, and capitalizing on our dealer training programs.

Finance and Insurance, net—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$275.2	$261.0	$14.2	5%
Finance and insurance, net per vehicle sold	$1,556	$1,437	$119	8%

Same Store:
Finance and insurance, net	$266.9	$249.1	$17.8	7%
Finance and insurance, net per vehicle sold	$1,562	$1,448	$114	8%
F&I revenue increased by $14.2 million (5%) during 2017 when compared to 2016 primarily as a result of a $119 (8% ) increase in F&I per vehicle retailed partially offset by a 3% decrease in new and used retail unit sales
On a same store basis F&I revenue increased by $17.8 million (7%) in 2017 when compared to 2016 primarily as a result of a $114 (8%) increase in F&I per vehicle retailed partially offset by a 1% decrease in new and used retail unit sales.
For the year ended December 31, 2017, we benefited from increased up-front commissions as a result of our amended agreement with our primary insurance products underwriter which became effective during the fourth quarter of 2016.

Selling, General, and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2017	% of Gross Profit	2016	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$348.7	33.0%	$343.1	32.4%	$5.6	0.6%
Sales compensation	111.1	10.5%	112.0	10.6%	(0.9)	(0.1)%
Share-based compensation	13.6	1.3%	12.0	1.1%	1.6	0.2%
Outside services	80.8	7.7%	78.3	7.4%	2.5	0.3%
Advertising	30.3	2.9%	34.0	3.2%	(3.7)	(0.3)%
Rent	26.7	2.5%	29.9	2.8%	(3.2)	(0.3)%
Utilities	15.4	1.5%	15.5	1.5%	(0.1)	—%
Insurance	13.4	1.3%	15.9	1.5%	(2.5)	(0.2)%
Other	89.7	8.4%	91.8	8.7%	(2.1)	(0.3)%
Selling, general, and administrative expense	$729.7	69.1%	$732.5	69.2%	$(2.8)	(0.1)%
Gross profit	$1,055.9		$1,058.7

Same Store:
Personnel costs	$338.2	32.9%	$327.1	32.3%	$11.1	0.6%
Sales compensation	107.2	10.4%	106.6	10.5%	0.6	(0.1)%
Share-based compensation	13.6	1.3%	12.1	1.2%	1.5	0.1%
Outside services	78.7	7.7%	73.6	7.3%	5.1	0.4%
Advertising	28.9	2.8%	30.1	3.0%	(1.2)	(0.2)%
Rent	26.7	2.6%	29.9	3.0%	(3.2)	(0.4)%
Utilities	15.0	1.5%	14.5	1.4%	0.5	0.1%
Insurance	13.0	1.3%	14.9	1.5%	(1.9)	(0.2)%
Other	87.8	8.5%	87.9	8.6%	(0.1)	(0.1)%
Selling, general, and administrative expense	$709.1	69.0%	$696.7	68.8%	$12.4	0.2%
Gross profit	$1,028.1		$1,013.3
SG&A expense as a percentage of gross profit decreased 10 basis points from 69.2% in 2016 to 69.1% in 2017. The decrease in SG&A expense is primarily attributable to decreases in advertising, rent, and insurance, partially offset by increases in higher personnel costs and outside services.
Same store SG&A expense as a percentage of gross profit increased by 20 basis points, from 68.8% in 2016 to 69.0% in 2017. The increase in SG&A expense is primarily attributable to higher personnel costs and higher outside services predominately related to our investments in technologies to improve our customer experience and productivity, partially offset by decreases in insurance, advertising, and rent expense.
Depreciation and Amortization Expense —
The $1.4 million (5%) increase in depreciation and amortization expense during 2017 compared to 2016, was primarily the result of a higher depreciable basis of assets placed in service during 2016.
Franchise rights impairment —
We assessed our manufacturer franchise rights for impairment by comparing the present value of cash flows attributable to each franchise right to its carrying value. As a result of our impairment testing, we recognized a $5.1 million pretax non-cash charge.

Other Operating Expense (income), net —
Other operating expense (income), net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. The $1.3 million in other operating expense (income), net for 2017, is primarily due to recognized expenses associated with lease terminations of $3.1 million, partially offset by $0.8 million of other income, and a $0.9 million gain recognized for legal settlements.
Floor Plan Interest Expense —
The $3.4 million (18%) increase in floor plan interest expense during 2017 compared to 2016, was primarily the result of higher interest rates throughout 2017 compared with 2016.
Income Tax Expense —
The $30.6 million (30%) decrease in income tax expense, is primarily due to the $58.7 million (22%) decrease in income before income taxes in 2017 compared to 2016 coupled with a decrease in our effective tax rate. Our effective tax rate was 33.5% in 2017 compared to 37.6% in 2016.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%. As a result of the reduction of the federal corporate income tax rate, we revalued our net deferred tax liabilities as of December 31, 2017 and recorded a $7.9 million reduction based on our provisional estimate, with the offset recorded as a reduction to income tax expense for the year ended December 31, 2017. Our effective tax rate decreased primarily as a result of the revaluation of our net deferred tax liability balance.
Refer to Note 15 to the consolidated financial statements for further information regarding income taxes.

RESULTS OF OPERATIONS
The Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$3,611.9	$3,652.5	$(40.6)	(1)%
Used vehicle	1,876.4	1,931.7	(55.3)	(3)%
Parts and service	778.5	740.7	37.8	5%
Finance and insurance, net	261.0	263.4	(2.4)	(1)%
TOTAL REVENUE	6,527.8	6,588.3	(60.5)	(1)%
GROSS PROFIT:
New vehicle	187.1	203.0	(15.9)	(8)%
Used vehicle	127.3	131.8	(4.5)	(3)%
Parts and service	483.3	462.6	20.7	4%
Finance and insurance, net	261.0	263.4	(2.4)	(1)%
TOTAL GROSS PROFIT	1,058.7	1,060.8	(2.1)	—%
OPERATING EXPENSES:
Selling, general, and administrative	732.5	729.9	2.6	—%
Depreciation and amortization	30.7	29.5	1.2	4%
Other operating income, net	(2.3)	(0.2)	(2.1)	NM
INCOME FROM OPERATIONS	297.8	301.6	(3.8)	(1)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	19.3	16.1	3.2	20%
Other interest expense, net	53.1	44.0	9.1	21%
Swap interest expense	3.1	3.0	0.1	3%
Gain on divestitures	(45.5)	(34.9)	(10.6)	30%
Total other expenses, net	30.0	28.2	1.8	6%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	267.8	273.4	(5.6)	(2)%
Income tax expense	100.6	104.0	(3.4)	(3)%
INCOME FROM CONTINUING OPERATIONS	167.2	169.4	(2.2)	(1)%
Discontinued operations, net of tax	—	(0.2)	0.2	(100)%
NET INCOME	$167.2	$169.2	$(2.0)	(1)%
Income from continuing operations per common share—Diluted	$7.40	$6.42	$0.98	15%
Net income per common share—Diluted	$7.40	$6.41	$0.99	15%
______________________________
NM—Not Meaningful

	For the Year Ended December 31,
	2016	2015
REVENUE MIX PERCENTAGES:
New vehicles	55.3%	55.4%
Used retail vehicles	25.7%	26.1%
Used vehicle wholesale	3.1%	3.3%
Parts and service	11.9%	11.2%
Finance and insurance, net	4.0%	4.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	17.7%	19.1%
Used retail vehicles	12.3%	12.9%
Used vehicle wholesale	(0.3)%	(0.4)%
Parts and service	45.6%	43.6%
Finance and insurance, net	24.7%	24.8%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.2%	16.1%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.2%	68.8%
Total revenue during 2016 decreased by $60.5 million (1%) compared to 2015, due to a $55.3 million (3%) decrease in used vehicle revenue, a $40.6 million (1%) decrease in new vehicle revenue, and a $2.4 million (1%) decrease in F&I revenue, partially offset by a $37.8 million (5%) increase in parts and service revenue. The $2.1 million decrease in gross profit during 2016, was a result of a $15.9 million (8%) decrease in new vehicle gross profit, a $4.5 million (3%) decrease in used vehicle gross profit, and a $2.4 million (1%) decrease in F&I gross profit, partially offset by a $20.7 million (4%) increase in parts and service gross profit. Our total gross profit margin increased 10 basis points to 16.2%, primarily due to our parts and service business, which has higher margins than new and used vehicle sales, representing a larger percentage of our total revenue for the year ended 2016 compared to the year ended 2015.
Income from operations during 2016 decreased by $3.8 million (1%) compared to 2015, primarily due to the $2.1 million decrease in gross profit, increases in SG&A expenses and depreciation and amortization of $2.6 million and $1.2 million, respectively, partially offset by a $2.1 million increase in other operating income, net. Total other expenses, net increased by $1.8 million, primarily due to increase in floorplan interest expense and other interest expense, net of $3.2 million and $9.1 million respectively, partially offset by a $10.6 million increase in the gain on divestitures. As a result, income from continuing operations before income taxes decreased by $5.6 million (2%) to $267.8 million in 2016. The decrease in income from continuing operations before income taxes, resulted in a decrease in income tax expense of $3.4 million (3%). Net income decreased by $2.0 million (1%) to $167.2 million in 2016.
We assess the organic growth of our revenue and gross profit on a same store basis. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,251.3	$1,302.6	$(51.3)	(4)%
Import	1,617.8	1,667.5	(49.7)	(3)%
Domestic	742.8	682.4	60.4	9%
Total new vehicle revenue	$3,611.9	$3,652.5	$(40.6)	(1)%
Gross profit:
Luxury	$84.4	$87.2	$(2.8)	(3)%
Import	68.9	77.3	(8.4)	(11)%
Domestic	33.8	38.5	(4.7)	(12)%
Total new vehicle gross profit	$187.1	$203.0	$(15.9)	(8)%
New vehicle units:
Luxury	23,875	25,441	(1,566)	(6)%
Import	58,466	61,633	(3,167)	(5)%
Domestic	20,019	18,907	1,112	6%
Total new vehicle units	102,360	105,981	(3,621)	(3)%

Same Store:
Revenue:
Luxury	$1,226.5	$1,253.5	$(27.0)	(2)%
Import	1,544.6	1,514.4	30.2	2%
Domestic	667.8	639.7	28.1	4%
Total new vehicle revenue	$3,438.9	$3,407.6	$31.3	1%
Gross profit:
Luxury	$82.4	$83.7	$(1.3)	(2)%
Import	66.4	71.2	(4.8)	(7)%
Domestic	29.8	36.0	(6.2)	(17)%
Total new vehicle gross profit	$178.6	$190.9	$(12.3)	(6)%
New vehicle units:
Luxury	23,424	24,539	(1,115)	(5)%
Import	55,960	56,224	(264)	—%
Domestic	17,804	17,669	135	1%
Total new vehicle units	97,188	98,432	(1,244)	(1)%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2016	2015
As Reported:
Revenue per new vehicle sold	$35,286	$34,464	$822	2%
Gross profit per new vehicle sold	$1,828	$1,915	$(87)	(5)%
New vehicle gross margin	5.2%	5.6%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,535	$3,428	$107	3%
New vehicle gross margin	6.7%	6.7%	—%
Import:
Gross profit per new vehicle sold	$1,178	$1,254	$(76)	(6)%
New vehicle gross margin	4.3%	4.7%	(0.4)%
Domestic:
Gross profit per new vehicle sold	$1,688	$2,036	$(348)	(17)%
New vehicle gross margin	4.5%	5.6%	(1.1)%

Same Store:
Revenue per new vehicle sold	$35,384	$34,619	$765	2%
Gross profit per new vehicle sold	$1,838	$1,939	$(101)	(5)%
New vehicle gross margin	5.2%	5.6%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,518	$3,411	$107	3%
New vehicle gross margin	6.7%	6.7%	—%
Import:
Gross profit per new vehicle sold	$1,187	$1,266	$(79)	(6)%
New vehicle gross margin	4.3%	4.7%	(0.4)%
Domestic:
Gross profit per new vehicle sold	$1,674	$2,037	$(363)	(18)%
New vehicle gross margin	4.5%	5.6%	(1.1)%
New vehicle revenue decreased by $40.6 million (1%), primarily as a result of a 3% decrease in new vehicle units sold, partially offset by a 2% increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $31.3 million (1%) as a result of a 2% increase in revenue per new vehicle sold, partially offset by a 1% decrease in new vehicle units sold.
U.S. new vehicle sales were 17.6 million in 2016, which was relatively stable compared to 17.5 million in 2015. Our 1% decrease in same store unit volumes, was primarily the result of a 5% decrease in luxury units, partially offset by a 1% increase in domestic units. We attribute the decrease in luxury unit volumes to a consumer preference shift from cars to trucks, due in part to lower gas prices, which tends to favor domestic brands.

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

Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$1,675.0	$1,717.5	$(42.5)	(2)%
Used vehicle wholesale revenues	201.4	214.2	(12.8)	(6)%
Used vehicle revenue	$1,876.4	$1,931.7	$(55.3)	(3)%
Gross profit:
Used vehicle retail gross profit	$131.0	$136.1	$(5.1)	(4)%
Used vehicle wholesale gross profit	(3.7)	(4.3)	0.6	(14)%
Used vehicle gross profit	$127.3	$131.8	$(4.5)	(3)%
Used vehicle retail units:
Used vehicle retail units	79,259	82,589	(3,330)	(4)%

Same Store:
Revenue:
Used vehicle retail revenues	$1,578.0	$1,561.3	$16.7	1%
Used vehicle wholesale revenues	191.9	198.2	(6.3)	(3)%
Used vehicle revenue	$1,769.9	$1,759.5	$10.4	1%
Gross profit:
Used vehicle retail gross profit	$123.6	$125.1	$(1.5)	(1)%
Used vehicle wholesale gross profit	(3.2)	(3.1)	(0.1)	3%
Used vehicle gross profit	$120.4	$122	$(1.6)	(1)%
Used vehicle retail units:
Used vehicle retail units	74,027	74,312	(285)	—%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2016	2015
As Reported:
Revenue per used vehicle retailed	$21,133	$20,796	$337	2%
Gross profit per used vehicle retailed	$1,653	$1,648	$5	—%
Used vehicle retail gross margin	7.8%	7.9%	(0.1)%

Same Store:
Revenue per used vehicle retailed	$21,317	$21,010	$307	1%
Gross profit per used vehicle retailed	$1,670	$1,683	$(13)	(1)%
Used vehicle retail gross margin	7.8%	8%	(0.2)%
Used vehicle revenue decreased by $55.3 million (3%), as a result of a 4% decrease in used vehicle retail units sold, partially offset by a 2% increase in revenue per used vehicle retailed. Same store used vehicle revenue increased by $10.4 million (1%), due to a 1% increase in revenue per used vehicle retailed.
In 2016, same store used vehicle retail gross profit decreased by $1.5 million (1%), resulting in a slight decrease in gross margin from 8.0% to 7.8% in 2016. We primarily attribute the 20 basis point decrease in same store used vehicle retail gross profit margin, to increased competition and price transparency within the used vehicle marketplace. In addition, our effort to retail more used vehicles, specifically in the fourth quarter of 2016, resulted in lower margins on used vehicles, but delivered on our strategic focus to grow our reconditioning and preparation and finance and insurance businesses.

Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2016	2015
	(Dollars in millions)
As Reported:
Parts and service revenue	$778.5	$740.7	$37.8	5%
Parts and service gross profit:
Customer pay	$268.2	$250.9	$17.3	7%
Warranty	73.7	71.0	2.7	4%
Wholesale parts	20.7	21.2	(0.5)	(2)%
Parts and service gross profit, excluding reconditioning and preparation	$362.6	$343.1	$19.5	6%
Parts and service gross margin, excluding reconditioning and preparation	46.6%	46.3%	0.3%
Reconditioning and preparation	120.7	119.5	1.2	1%
Total parts and service gross profit	$483.3	$462.6	$20.7	4%
Total parts and service gross margin	62.1%	62.5%	(0.4)%

Same Store:
Parts and service revenue	$736.1	$683.4	$52.7	8%
Parts and service gross profit:
Customer pay	$255.1	$234.6	$20.5	9%
Warranty	70.3	65.4	4.9	7%
Wholesale parts	19.2	18.9	0.3	2%
Parts and service gross profit, excluding reconditioning and preparation	$344.6	$318.9	$25.7	8%
Parts and service gross margin, excluding reconditioning and preparation	46.8%	46.7%	0.1%
Reconditioning and preparation	114.3	109.4	4.9	4%
Total parts and service gross profit	$458.9	$428.3	$30.6	7%
Total parts and service gross margin	62.3%	62.7%	(0.4)%
The $37.8 million (5%) increase in parts and service revenue was primarily the result of a $29.8 million (6%) increase in customer pay revenue and a $9.6 million (7%) increase in warranty revenue. Same store parts and service revenue increased by $52.7 million (8%) from $683.4 million in 2015 to $736.1 million in 2016. The increase in same store parts and service revenue was primarily due to a $37.3 million (8%) increases in customer pay revenue and a $13.3 million (11%) increase in warranty revenue. On a same store basis our parts and service gross margin decreased by 40 basis points, primarily due to a shift in parts and service revenue towards customer pay and warranty.
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
F&I revenue decreased by $2.4 million (1%) during 2016 when compared to 2015 primarily as a result of a % decrease in new and used retail unit sales partially offset by a $40 (3%) increase in F&I per vehicle retailed.
On a same store basis F&I revenue increased by $4.3 million (2%), in 2016 when compared to 2015 primarily as a result of a $38 (3%) increase in F&I per vehicle retailed partially offset by a 1% decrease in new and used retail unit sales.
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
SG&A expense as a percentage of gross profit was 69.2% for 2016 compared to 68.8% for 2015. Same store SG&A expense as a percentage of gross profit increased by 70 basis points, from 68.3% in 2015 to 69.0% in 2016, The increase, was due primarily to increased personnel costs, which was a result of higher employee benefit costs, and higher insurance expense, which includes expenses associated with hail storm damage incurred at certain of our dealerships during 2016.
Depreciation and Amortization Expense —
The $1.2 million (4%) increase in depreciation and amortization expense during 2016 compared to 2015, was primarily the result of increased capital expenditures and the completion of construction projects, resulting in newly depreciable assets placed into service during the year.
Other Operating Income, net —
Other operating income, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. The $2.3 million in other operating income, net for 2016, was primarily due to $6.6 million in gains resulting from legal settlements, partially offset by $5.7 million of real estate related charges, including impairments and lease terminations.
Floor Plan Interest Expense —
The $3.2 million (20%) increase in floor plan interest expense during 2016 compared to 2015, was the result of higher average new vehicle inventory levels and higher interest rates throughout 2016 compared to 2015.

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
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2017, we had total available liquidity of $379.5 million, which consisted of cash and cash equivalents of $4.7 million, $49.3 million of available funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floor plan facility that is able to be re-designated to our revolving credit facility, $46.7 million of availability under our revolving credit facility, and $88.8 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of December 31, 2017, these financial covenants did not further limit our availability under our other credit facilities. For more information on our financial covenants, see "Covenants and Defaults" below.
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

The 2016 Senior Credit Facility provides for the following:

Revolving Credit Facility — A $250.0 million revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As of December 31, 2017, we re-designated $190.0 million of availability from our revolving credit facility to our new vehicle floor plan facility, resulting in $60.0 million of borrowing capacity. In addition, we had $13.3 million in outstanding letters of credit, resulting in $46.7 million of borrowing availability as of December 31, 2017.

New Vehicle Floor Plan Facility — A $900.0 million new vehicle revolving floor plan facility. In connection, with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor Plan Interest Expense on our Consolidated Statements of Income. As of December 31, 2017, we had $627.9 million outstanding under our new vehicle floor plan facility, which is net of $38.7 million in our floor plan offset account, .

Used Vehicle Floor Plan Facility — A $150.0 million used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility was limited to $88.8 million, based on our borrowing base calculation as of December 31, 2017. We began the year with nothing drawn on our used vehicle floor plan facility and during the year ended December 31, 2017, we had borrowings of $35.0 million and made repayments of $35.0 million, resulting in no outstanding amounts under our used vehicle floor plan facility as of December 31, 2017.

Subject to compliance with certain conditions, the agreement governing the 2016 Senior Credit Facility provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $325.0 million in the aggregate without lender consent.

At our option, we have the ability to re-designate a portion of our availability under our Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our current borrowing availability under our Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor plan facility or Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of December 31, 2017, we re-designated $190.0 million of availability under our Revolving Credit Facility to our New Vehicle Floor Plan facility. We re-designated this amount to take advantage of the lower commitment fee rates on our New Vehicle Floor Plan Facility when compared to our Revolving Credit Facility.

Borrowings under the 2016 Senior Credit Facility bear interest, at our option, based on the London Interbank Offered Rate ("LIBOR") or the Base Rate, in each case plus an Applicable Margin (as defined in the 2016 Senior Credit Facility). The Base Rate is the highest of the (i) Bank of America prime rate, (ii) Federal Funds rate plus 0.50%, and (iii) one month LIBOR plus 1.00%. The Applicable Margin, for borrowings under the Revolving Credit Facility, ranges from 1.25% to 2.50% for LIBOR loans and 0.25% to 1.50% for Base Rate loans, in each case based on the Company's total lease adjusted leverage ratio. Borrowings under the New Vehicle Floor Plan Facility bear interest, at the option of the Company, based on LIBOR plus 1.25% or the Base Rate plus 0.25%. Borrowings under the Used Vehicle Floor Plan Facility bear interest, at the option of the Company, based on LIBOR plus 1.50% or the Base Rate plus 0.50%.

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

•
Manufacturer affiliated new vehicle floor plan facilities and other financing facilities — We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory, which matures on December 5, 2019. We also have a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of December 31, 2017, we had $104.2 million, outstanding under our floor plan facility which is net of $10.6 million in our floor plan offset account. Additionally, we had $86.8 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts Payable and Accrued Liabilities in our Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
6.0% Senior Subordinated Notes due 2024 ("6.0% Notes") — as of December 31, 2017 we had $600.0 million in aggregate principal amounts outstanding related to our 6.0% Notes. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024.

•	Mortgage notes — as of December 31, 2017, we had $139.1 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.

•
Restated Master Loan Agreement — provides for term loans to certain of our subsidiaries in an aggregate amount not to exceed $100.0 million. Borrowings under the Restated Master Loan Agreement are guaranteed by us and are collateralized by the real property financed under the Restated Master Loan Agreement. As of December 31, 2017, the outstanding balance under the Restated Master Loan Agreement was $88.5 million. There is no further borrowing availability under this facility.

•
Real Estate Credit Agreement — a real estate term loan credit agreement with an initial principal value of $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of December 31, 2017, we had $48.5 million of mortgage note obligations outstanding under the Real Estate Credit Agreement. There is no further borrowing availability under this agreement.

Covenants and Defaults
We are subject to a number of customary covenants in our various debt and lease agreements, including those described below.  We were in compliance with all of our covenants as of December 31, 2017. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants were waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
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
The representations, warranties, and covenants contained in the Restated Master Loan Agreement and the related documents include, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Restated Master Loan Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends, or acquire or dispose of assets. The Restated Master Loan Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the Real Estate Borrowers or, failing such compliance, we could be required to immediately repay all amounts outstanding under the Restated Master Loan Agreement.
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
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). During 2017, we repurchased 584,696 shares of our common stock under the Repurchase Program for a total of $34.8 million. As of December 31, 2017 we had remaining authorization to repurchase $53.3 million in shares of our common stock under the Repurchase Program. On January 24, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions, from time to time.
During 2017, we repurchased 74,670 shares of our common stock for $4.8 million from employees in connection with a net share settlement feature of employee equity-based awards.
Contractual Obligations
As of December 31, 2017, we had the following contractual obligations (in millions; note references are to the notes to our Consolidated Financial Statements included elsewhere herein):

	Payments due by period
	2018	2019	2020	2021	2022	Thereafter	Total
Floor plan notes payable (Notes10&11)	$732.1	$—	$—	$—	$—	$—	$732.1
Operating leases (Note 18)	23.9	22.8	22.1	19.1	14.0	22.0	123.9
Long-term debt (Note 13)	15.4	39.9	30.5	13.7	28.6	751.2	879.3
Interest on long-term debt (a)	48.5	47.6	46.1	45.4	43.4	80.1	311.1
Total contractual obligations	$819.9	$110.3	$98.7	$78.2	$86.0	$853.3	$2,046.4
________________________________________

(a)	Includes variable rate interest payments calculated using an estimated LIBOR rate of 1.56%, and assumes that borrowings will not be refinanced prior to or upon maturity.

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

	For the Years Ended December 31,
	2017	2016	2015
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$266.3	$142.5	$160.0
New vehicle floor plan borrowings (repayments)—non-trade, net	(70.7)	118.0	(36.5)
Cash provided by operating activities, as adjusted	$195.6	$260.5	$123.5
Operating Activities—
Net cash provided by operating activities totaled $266.3 million, $142.5 million, and $160.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. Net cash provided by operating activities, as adjusted, totaled $195.6 million, $260.5 million, and $123.5 million for the years ended December 31, 2017, 2016, and 2015 respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, and changes in floor plan notes payable—non-trade.
The $64.9 million decrease in our net cash provided by operating activities, as adjusted, for the year ended December 31, 2017 compared to the year ended December 31, 2016, was primarily the result of the following:

•	$29.4 million related to an increase in inventory, net of floor plan notes payable, including both trade and non-trade;

•	$47.1 million related to the change in other current and non-current assets and liabilities; and

•	$34.0 million related to the change in accounts payable and accrued liabilities.
The decrease in our net cash provided by operating activities, as adjusted, was partially offset by:

•	$25.9 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2017 as compared to 2016; and

•	$19.7 million related to non-cash adjustments to net income.
The $137.0 million increase in our net cash provided by operating activities, as adjusted, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily the result of the following:

•	$126.1 million related to an increase in net floor plan notes payable, including both trade and non-trade, primarily as a result of a $66.5 million net decrease in our floor plan offset accounts;

•	$55.2 million related to a decrease in inventory, due primarily to inventory turnover and the divestiture of five franchises (four dealership locations) and two collision centers in 2016; and

•	$4.9 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2016 as compared to 2015.
The increase in our net cash provided by operating activities, as adjusted, was partially offset by:

•	$33.8 million related to the net increase in other current assets, primarily related to an increase in our loaner vehicle inventory and the turnover of that inventory;

•	$8.6 million related to a decrease in accounts payable, accrued liabilities and other long-term assets and liabilities during 2016 when compared to 2015; and

•
$6.8 million decrease in net income adjusted for non-cash items, primarily attributable to the $45.5 million gain on divestitures in 2016 compared to the $34.9 million gain on divestitures in 2015, the $3.6 million of impairment expenses in 2016

Investing Activities—
Net cash used in investing activities totaled $127.8 million and $61.9 million for the years ended December 31, 2017 and 2015, respectively. Net cash provided by investing activities totaled $4.9 million for the year ended December 31, 2016. Cash flows from investing activities relate primarily to capital expenditures, acquisitions, divestitures, and the sale of property and equipment.
Capital expenditures, excluding the purchase of real estate and acquisitions, were $42.3 million, $81.4 million, and $71.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. Purchases of real estate totaled $5.8 million, $10.6 million, and $30.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. In addition, we purchased previously leased facilities for $5.4 million and $19.6 million during the years ended December 31, 2017 and 2016, respectively. There were no purchases of previously leased facilities during the year ended December 31, 2015.

We expect that capital expenditures during 2018 will total approximately $50.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
During the years ended December 31, 2017 and 2015 we acquired two franchises (two dealership locations) and one collision center for an aggregate purchase price of $80.1 million and two franchises (two dealership locations) for an aggregate purchase price of $69.4 million, respectively. We did not acquire any franchises during the year ended December 31, 2016.

There were no divestitures during the year ended December 31, 2017. During the year ended December 31, 2016, we divested five franchises (four dealership locations) and two collision centers for proceeds of $114.3 million. In addition, $13.1 million of mortgage note repayments were paid directly by the buyer as part of these divestitures. During the year ended December 31, 2015, we divested seven franchises (five dealership locations) and one collision center for proceeds of $105.9 million. In addition, $19.3 million of mortgage note repayments were paid directly by the buyer as part of these divestitures. Additionally, proceeds from the sale of assets, unrelated to the dealership divestitures, were $5.8 million, $2.2 million and $3.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Financing Activities—
Net cash used in financing activities totaled $137.2 million, $146.8 million and $98.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
During the years ended December 31, 2017, 2016, and 2015, we had non-trade floor plan borrowings of $3.85 billion, $3.87 billion, and $4.13 billion, respectively. Included in our non-trade floor plan borrowings, were borrowings of $35.0 million, $55.0 million, and $254.0 million, for the years ended December 31, 2017, 2016, and 2015, respectively, related to our used vehicle floor plan facility. In addition, during the years ended December 31, 2017, and 2015, we had non-trade floor plan borrowings of $25.1 million, and $16.7 million, respectively, related to acquisitions. There were no borrowings related to acquisitions during the year ended December 31, 2016. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the years ended December 31, 2017, 2016, and 2015, we made non-trade floor plan repayments of $3.92 billion, $3.75 billion, and $4.17 billion, respectively. Included in our non-trade floor plan repayments were repayments of $35.0 million, $55.0 million, and $254.0 million for the years ended December 31, 2017, 2016, and 2015, respectively, related to our used vehicle floor plan facility. In addition, during the years ended December 31, 2016 and 2015, we had floor plan repayments associated with dealership divestitures of $31.2 million and $44.0 million, respectively. There were no repayments related to divestitures during the year ended December 31, 2017.
Proceeds from borrowings totaled $293.1 million, during the year ended December 31, 2015. There were no proceeds from borrowings for the years ended December 31, 2017 or 2016. Repayments of borrowings totaled $52.0 million, $15.2 million, and $11.3 million, for the years ended December 31, 2017, 2016, and 2015, respectively. During the year ended December 31, 2017 we repaid three mortgages prior to their maturity date for a total of $36.6 million.
During the year ended December 31, 2017, we repurchased a total of 584,696 shares of our common stock under our Repurchase Program for a total of $34.8 million and 74,670 shares of our common stock for $4.8 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 18 "Lease Obligations" and Note 19 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements thereto.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $718.4 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of December 31, 2017, a 100 basis point change in interest rates could result in a change of as much as $7.2 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers. Floor plan assistance reduced our cost of sales for the years ended December 31, 2017, 2016, and 2015, by $36.4 million, $35.3 million, and $33.6 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $90.4 million and $95.6 million as of December 31, 2017 and 2016, respectively, and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of December 31, 2017 and 2016, were $60.2 million and $64.0 million, respectively, and the notional value will reduce over its remaining term to $38.7 million at maturity.
For additional information about the effect of our derivative instruments on the accompanying Consolidated Financial Statements, see Note 14 "Financial Instruments and Fair Value" of the Notes thereto.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Atlanta, Georgia
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Asbury Automotive Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of two franchises acquired during 2017, which are included in the 2017 consolidated financial statements of the Company and constituted $64.0 million of consolidated assets as of December 31, 2017 and $136.0 million of consolidated revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the two franchises.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2018

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	As of December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4.7	$3.4
Contracts-in-transit, net	193.3	182.6
Accounts receivable, net	128.5	138.4
Inventories, net	826.0	894.9
Assets held for sale	30.3	16.1
Other current assets	119.3	97.0
Total current assets	1,302.1	1,332.4
PROPERTY AND EQUIPMENT, net	834.2	815.4
GOODWILL	160.8	128.1
INTANGIBLE FRANCHISE RIGHTS	49.6	48.5
OTHER LONG-TERM ASSETS	10.0	11.7
Total assets	$2,356.7	$2,336.1
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$104.2	$108.3
Floor plan notes payable—non-trade, net	627.9	673.5
Current maturities of long-term debt	12.9	14.0
Accounts payable and accrued liabilities	313.2	309.1
Total current liabilities	1,058.2	1,104.9
LONG-TERM DEBT	862.6	912.7
DEFERRED INCOME TAXES	12.5	8.9
OTHER LONG-TERM LIABILITIES	29.2	29.9
COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 40,969,987 and 40,750,765 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	563.5	549.4
Retained earnings	750.3	611.5
Treasury stock, at cost; 20,156,962 and 19,497,596 shares, respectively	(919.1)	(879.5)
Accumulated other comprehensive loss	(0.9)	(2.1)
Total shareholders' equity	394.2	279.7
Total liabilities and shareholders' equity	$2,356.7	$2,336.1

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2017	2016	2015
REVENUE:
New vehicle	$3,561.1	$3,611.9	$3,652.5
Used vehicle	1,834.1	1,876.4	1,931.7
Parts and service	786.1	778.5	740.7
Finance and insurance, net	275.2	261.0	263.4
TOTAL REVENUE	6,456.5	6,527.8	6,588.3
COST OF SALES:
New vehicle	3,392.1	3,424.8	3,449.5
Used vehicle	1,712.2	1,749.1	1,799.9
Parts and service	296.3	295.2	278.1
TOTAL COST OF SALES	5,400.6	5,469.1	5,527.5
GROSS PROFIT	1,055.9	1,058.7	1,060.8
OPERATING EXPENSES:
Selling, general, and administrative	729.7	732.5	729.9
Depreciation and amortization	32.1	30.7	29.5
Franchise rights impairment	5.1	—	—
Other operating expense (income), net	1.3	(2.3)	(0.2)
INCOME FROM OPERATIONS	287.7	297.8	301.6
OTHER EXPENSES (INCOME):
Floor plan interest expense	22.7	19.3	16.1
Other interest expense, net	53.9	53.1	44.0
Swap interest expense	2.0	3.1	3.0
Gain on divestitures	—	(45.5)	(34.9)
Total other expenses, net	78.6	30.0	28.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	209.1	267.8	273.4
Income tax expense	70.0	100.6	104.0
INCOME FROM CONTINUING OPERATIONS	139.1	167.2	169.4
Discontinued operations, net of tax	—	—	(0.2)
NET INCOME	$139.1	$167.2	$169.2
EARNINGS PER COMMON SHARE:
Basic—
Continuing operations	$6.69	$7.43	$6.44
Discontinued operations	—	—	(0.01)
Net income	$6.69	$7.43	$6.43
Diluted—
Continuing operations	$6.62	$7.40	$6.42
Discontinued operations	—	—	(0.01)
Net income	$6.62	$7.40	$6.41
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	20.8	22.5	26.3
Restricted stock	0.1	0.0	0.0
Performance share units	0.1	0.1	0.1
Diluted	21.0	22.6	26.4

 See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$139.1	$167.2	$169.2
Other comprehensive income (loss):
Change in fair value of cash flow swaps	1.9	2.3	(3.1)
Income tax (expense) benefit associated with cash flow swaps	(0.7)	(0.9)	1.1
Comprehensive income	$140.3	$168.6	$167.2

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2014	40,327,625	$0.4	$522.6	$275.1	11,803,711	$(351.7)	$(1.5)	$444.9
Comprehensive Income:
Net income	—	—	—	169.2	—	—	—	169.2
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.1 tax benefit	—	—	—	—	—	—	(2.0)	(2.0)
Comprehensive income (loss)	—	—	—	169.2	—	—	(2.0)	167.2
Share-based compensation	—	—	10.0	—	—	—	—	10.0
Issuance of common stock in connection with share-based payment arrangements, including $4.6 excess tax benefit	179,688	—	4.6	—	—	—	—	4.6
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	99,646	(8.0)	—	(8.0)
Purchase of treasury shares	—	—	—	—	3,793,186	(304.2)	—	(304.2)
Balances, December 31, 2015	40,507,313	$0.4	$537.2	$444.3	15,696,543	$(663.9)	$(3.5)	$314.5
Comprehensive Income:
Net income	—	—	—	167.2	—	—	—	167.2
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.9 tax expense	—	—	—	—	—	—	1.4	1.4
Comprehensive income	—	—	—	167.2	—	—	1.4	168.6
Share-based compensation	—	—	12.0	—	—	—	—	12.0
Issuance of common stock in connection with share-based payment arrangements, including $0.2 excess tax benefit	243,452	—	0.2	—	—	—	—	0.2
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	70,411	(3.7)	—	(3.7)
Purchase of treasury shares	—	—	—	—	3,730,642	(211.9)	—	(211.9)
Balances, December 31, 2016	40,750,765	$0.4	$549.4	$611.5	19,497,596	$(879.5)	$(2.1)	$279.7
Comprehensive Income:
Net income	—	—	—	139.1	—	—	—	139.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.7 tax expense	—	—	—	—	—	—	1.2	1.2
Comprehensive income	—	—	—	139.1	—	—	1.2	140.3
Cumulative Effect Adjustment of ASU 2016-09 (Note 2)			0.5	(0.3)				0.2
Share-based compensation	—	—	13.6	—	—	—	—	13.6
Issuance of common stock in connection with share-based payment arrangements	219,222	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	74,670	(4.8)	—	(4.8)
Purchase of treasury shares	—	—	—	—	584,696	(34.8)	—	(34.8)
Balances, December 31, 2017	40,969,987	$0.4	$563.5	$750.3	20,156,962	$(919.1)	$(0.9)	$394.2

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2017	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$139.1	$167.2	$169.2
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	32.1	30.7	29.5
Share-based compensation	13.6	12.0	10.0
Deferred income taxes	2.8	6.1	9.5
Franchise rights impairment	5.1	—	—
Non-cash impairment charges	—	3.6	—
Loaner vehicle amortization	22.4	21.5	19.0
Gain on divestitures	—	(45.5)	(34.9)
Other adjustments, net	4.3	4.1	4.2
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(10.7)	(6.9)	(20.1)
Accounts receivable	10.2	(19.5)	(11.2)
Inventories	251.5	105.3	50.1
Other current assets	(197.2)	(152.2)	(118.4)
Floor plan notes payable—trade, net	(4.1)	(17.2)	11.2
Accounts payable and accrued liabilities	(2.6)	31.4	37.7
Other long-term assets and liabilities, net	(0.2)	1.9	4.2
Net cash provided by operating activities	266.3	142.5	160.0
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(42.3)	(81.4)	(71.7)
Capital expenditures—real estate	(5.8)	(10.6)	(30.3)
Purchases of previously leased real estate	(5.4)	(19.6)	—
Acquisitions	(80.1)	—	(69.4)
Divestitures	—	114.3	105.9
Proceeds from the sale of assets	5.8	2.2	3.6
Net cash (used in) provided by investing activities	(127.8)	4.9	(61.9)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	3,850.3	3,866.3	4,130.3
Floor plan borrowings—acquisitions	25.1	—	16.7
Floor plan repayments—non-trade	(3,921.0)	(3,748.3)	(4,168.8)
Floor plan repayments—divestitures	—	(31.2)	(44.0)
Proceeds from borrowings	—	—	293.1
Repayments of borrowings	(52.0)	(15.2)	(11.3)
Payment of debt issuance costs	—	(2.8)	(2.0)
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(39.6)	(215.6)	(312.2)
Net cash used in financing activities	(137.2)	(146.8)	(98.2)
Net increase (decrease) in cash and cash equivalents	1.3	0.6	(0.1)
CASH AND CASH EQUIVALENTS, beginning of period	3.4	2.8	2.9
CASH AND CASH EQUIVALENTS, end of period	$4.7	$3.4	$2.8

See Note 17 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2017, 2016, and 2015)
1. DESCRIPTION OF BUSINESS
We are one of the largest automotive retailers in the United States. As of December 31, 2017 we owned and operated 94 new vehicle franchises (80 dealership locations), representing 29 brands of automobiles, and 24 collision centers, in 17 metropolitan markets, within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles, repair and maintenance services, collision repair services, and finance and insurance products. As of December 31, 2017, our new vehicle revenue brand mix consisted of 46% imports, 34% luxury, and 20% domestic brands.
Our operating results are generally subject to seasonal variations. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues to generally be higher during these periods. In addition, we typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, or adverse weather events.
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
Inventories
Inventories are stated at the lower of cost and net realizable value. We use the specific identification method to value vehicle inventories and the "first-in, first-out" method ("FIFO") to account for our parts inventories. Our new vehicle sales histories have indicated that the vast majority of the new vehicles we sell are sold for, or in excess of, our cost to purchase those vehicles. Therefore, we generally do not maintain a reserve for new vehicle inventory. We maintain a reserve for used vehicle inventory where cost basis exceeds net realizable value. In assessing lower of cost and net realizable value for used vehicles, we consider (i) the aging of our used vehicles, (ii) historical sales experience of used vehicles, and (iii) current market conditions and trends in used vehicle sales. We also review and consider the following metrics related to used vehicle sales (both on a recent and longer-term historical basis): (i) days of supply in our used vehicle inventory, (ii) used vehicle units sold at less than original cost as a percentage of total used vehicles sold, and (iii) average vehicle selling price of used vehicle units sold at less than original cost. We then determine the appropriate level of reserve required to reduce our used vehicle inventory to the lower of cost and net realizable value, and record the resulting adjustment in the period in which we determine a loss has occurred. The level of reserve determined to be appropriate for each reporting period is considered to be a permanent inventory write-down, and therefore is only released upon the sale of the related inventory.
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
We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate an impairment equal to the excess of the carrying amount over the fair market value, and the impairment loss would be charged to operations in the period identified. As a result of impairment tests conducted in 2017, 2016, and 2015, we did not record an impairment of our property and equipment.
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

Goodwill and manufacturer franchise rights are deemed to have indefinite lives and therefore are not subject to amortization. We review goodwill and manufacturer franchise rights for impairment annually as of October 1st, or more often if events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that goodwill becomes impaired due to decreases in the fair value of our automotive retail business or manufacturer franchise rights become impaired due to decreases in the fair value of our individual franchises.
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
Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts received from certain automobile manufacturers. Advertising expense from continuing operations totaled $30.3 million, $34.0 million and $40.1 million for the years ended December 31, 2017, 2016 and 2015, which was net of earned advertising credits of $18.0 million, $16.8 million, and $17.1 million, respectively, and is included in Selling, General, and Administrative expense in the accompanying Consolidated Statements of Income.
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
Discontinued Operations
We evaluated our dealership divestitures in 2016 and 2015, and determined that none of our dealership divestitures would be considered discontinued operations.
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets Held for Sale as of December 31, 2017 and 2016 in the accompanying Consolidated Balance Sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate not currently used in our operations that we are actively marketing to sell, and any related mortgage notes payable, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
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
We have substantial debt service obligations. As of December 31, 2017, we had total debt of $879.3 million, excluding floor plan notes payable, the debt premium on the 6.0% Senior Subordinated Notes due 2024 ("6.0% Notes"), and debt issuance costs. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures, share repurchases or for other purposes, although such borrowings are subject to the restrictions contained in the second amended and restated senior secured credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2016 Senior Credit Facility") and the indenture governing our 6.0% Senior Subordinated Notes due 2024 (the "Indenture"). We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
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
A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2017, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
American Honda Motor Co., Inc. (Honda and Acura)	22%
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	18%
Nissan North America, Inc. (Nissan and Infiniti)	15%
Ford Motor Company (Ford and Lincoln)	12%
Mercedes-Benz USA, LLC (Mercedes-Benz, Smart and Sprinter)	8%
BMW of North America, LLC (BMW and Mini)	6%
No other manufacturers individually accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2017.
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

We adopted the aspects of the standard affecting the cash flow presentation retrospectively, and accordingly, to conform to the current year presentation, we reclassified $0.2 million and $4.6 million of excess tax benefits under financing activities to operating activities for years ended December 31, 2016 and 2015, respectively, within our Condensed Consolidated Statements of Cash Flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value. We adopted this standard, beginning January 1, 2017, and its adoption did not have an impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new standard on revenue recognition. Further, the FASB has issued a number of additional ASUs regarding the new revenue recognition standard. The new standard, as amended, will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property, and equipment. The new standard became effective for us on January 1, 2018, and was applied to open contracts as of that date using the modified retrospective approach. We have reached conclusions on all key accounting assessments and are substantially complete with the implementation of new processes and internal controls related to the impact from adopting the standard. We have determined that the timing of recognition for new and used vehicle sales and the sale of vehicle parts will generally remain the same. However, we have identified the timing of recognition for revenue associated with vehicle repair and maintenance services as well as revenue associated with arranging the sale of certain insurance products to be affected by the new standard.

Under the new standard, revenue for vehicle repair and maintenance services will be accelerated and recognized as we satisfy our performance obligation. We determined that parts and labor are not individually distinct in the context of a vehicle repair order and therefore considered a single performance obligation. In addition, satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements.
We participate in future profits pursuant to retrospective commission arrangements, which meet the definition of variable consideration under the new standard, for certain insurance products associated with a third-party portfolio. The new standard requires that the transaction price include an estimate of variable consideration, subject to a constraint, and recognized when or as an entity satisfies its performance obligation. Our performance obligation is to arrange the sale of insurance contracts between the end-user and third-party, and is satisfied at the point of sale. As a result, the transaction price includes both up-front commissions and retrospective commissions. Based on our evaluation of the qualitative and quantitative constraint factors, we determined that a portion of retrospective commissions will be included in the transaction price at the time of sale. The remaining amount will be recognized when uncertainties associated with the constraint are removed.
The Company is in the process of finalizing its estimate of the cumulative effect adjustment, pending certain data and considerations of the appropriate level of constraint. The Company expects to complete its calculation in the first quarter of adoption.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a new standard on lease accounting. The new standard will supersede the existing lease accounting guidance and apply to all entities. The guidance defines new principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The new standard will become effective for us on January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of this standard, we expect that the right-of-use assets and the associated lease liabilities will be material to our financial statements. We are unable to quantify the impact at this time as the ultimate impact of adopting this new standard will depend on the total amount of our lease commitments as of the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. This new standard eliminates Step 2 from the goodwill impairment test. Under the amendments in ASU No. 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds that reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We elected to early adopt this new standard as of October 1, 2017, during our annual impairment assessment of goodwill. The adoption of this new standard did not have an impact on our consolidated financial position or results of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This new standard is intended to simplify hedge accounting by better aligning how an entity’s risk management activities and hedging relationships are presented in its financial statements and simplifies the application of hedge accounting guidance in certain situations. This new standard expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This new standard will become effective for us on January 1, 2019; however, early adoption is permitted. For cash flow hedges existing at the adoption date, this new standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the effective date. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. We are currently evaluating the date upon which we will adopt this new standard and the impact this new standard may have on our consolidated financial statements.

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
During the year ended December 31, 2017, we acquired the assets of two franchises (two dealership locations) and one collision center in the Indianapolis, Indiana market for a combined purchase price of $80.1 million. We financed these acquisitions with $55.0 million of cash and $25.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. We did not acquire any dealerships during the year ended December 31, 2016.
Below is the allocation of purchase price for these acquisitions. Goodwill and manufacturer franchise rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15-year period.

2017
(In millions)
Inventory	$25.9
Real estate	12.2
Property and equipment	1.4
Goodwill	32.7
Manufacturer franchise rights	6.2
Loaner and rental vehicles	3.2
Liabilities assumed	$(1.5)
Total purchase price	$80.1
We did not sell any dealerships during the year ended December 31, 2017.
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
Our 2016 and 2015 divestitures are not considered significant subsidiaries as defined in Rule 1-02(w) of Regulation S-X.
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of December 31,
	2017	2016
	(In millions)
Vehicle receivables	$48.3	$53.2
Manufacturer receivables	47.0	45.5
Other receivables	34.8	41.6
Total accounts receivable	130.1	140.3
Less—Allowance for doubtful accounts	(1.6)	(1.9)
Accounts receivable, net	$128.5	$138.4

5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2017	2016
	(In millions)
New vehicles	$646.5	$720.6
Used vehicles	135.9	132.7
Parts and accessories	43.6	41.6
Total inventories	$826.0	$894.9
The lower of cost and net realizable value reserves reduced total inventory cost by $5.7 million and $6.5 million as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, certain automobile manufacturer incentives reduced new vehicle inventory cost by $7.4 million and $8.2 million, respectively, and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2017, 2016, and 2015 by $40.1 million, $40.6 million, and $38.8 million, respectively.
6. ASSETS HELD FOR SALE
Assets held for sale, comprising real estate not currently used in our operations and that we are actively marketing to sell, totaled $30.3 million and $16.1 million as of December 31, 2017 and 2016, respectively, and there were no liabilities associated with the real estate assets held for sale. Additionally, during the years ended December 31, 2017 and 2016, we sold two vacant properties with a total net book value of $5.7 million and one vacant property with a net book value of $2.3 million, respectively.
During the year ended December 31, 2016, we recorded $2.7 million of impairment expense related to real estate properties we were actively marketing to sell, based on offers received from prospective buyers and third-party brokers' opinion of value. We did not record any impairment expense associated with real estate properties that we were actively marketing to sell during the years ended December 31, 2017 or 2015.
In addition to the above impairments, during the year ended December 31, 2016, we recognized a $0.9 million non-cash impairment associated with a lease buyout and lease termination related to real estate not classified as held for sale. This was recorded in Other Operating Expenses (Income), net in our accompanying Consolidated Statements of Income.
7. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	As of December 31,
	2017	2016
	(In millions)
Service loaner vehicles	$85.4	$82.2
Prepaid expenses	5.2	4.5
Prepaid taxes	19.5	4.0
Other	9.2	6.3
Other current assets	$119.3	$97.0

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2017	2016
	(In millions)
Land	$303.9	$307.7
Buildings and leasehold improvements	582.0	530.2
Machinery and equipment	93.7	84.0
Furniture and fixtures	61.7	57.7
Company vehicles	8.8	8.8
Construction in progress	22.4	37.8
Gross property and equipment	1,072.5	1,026.2
Less—Accumulated depreciation	(238.3)	(210.8)
Property and equipment, net	$834.2	$815.4
During the years ended December 31, 2017, 2016, and 2015, we capitalized $0.2 million, $1.1 million, and $0.2 million, respectively, of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation expense was $32.1 million, $30.7 million, and $29.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
9. GOODWILL AND INTANGIBLE FRANCHISE RIGHTS
Our acquisitions have resulted in the recording of goodwill and intangible franchise rights. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible franchise rights is an asset representing our rights under franchise agreements with vehicle manufacturers. The changes in goodwill and intangible franchise rights for the years ended December 31, 2017 and 2016 are as follows:

Goodwill
(In millions)
Balance as of December 31, 2015 (a)	$130.2
Divestitures	(2.1)
Balance as of December 31, 2016 (a)	128.1
Acquisitions	32.7
Balance as of December 31, 2017 (a)	$160.8
______________________________

(a)	Net of accumulated impairment losses of $537.7 million recorded prior to the year ended December 31, 2015.

Intangible Franchise Rights
(In millions)
Balance as of December 31, 2015 and December 31, 2016	$48.5
Acquisitions	6.2
Divestitures	—
Impairments	(5.1)
Balance as of December 31, 2017	$49.6
We elected to perform a quantitative impairment assessment for both goodwill and intangible franchise rights as of October 1, 2017.
The quantitative goodwill impairment assessment involves determination of whether the fair value of a reporting unit exceeds its carrying value. Concurrent with our annual assessment, we adopted ASU 2017-04 (refer to Note 2) to perform our goodwill impairment testing. Under the new standard, goodwill impairment is recognized based on the difference between the carrying value of a reporting unit and its fair value. However, the impairment amount is limited to the total amount of goodwill allocated to a reporting unit. The Company uses an income approach to determine the fair value of its reporting units. The income approach model used for goodwill valuation is consistent with the model used for intangible franchise rights discussed below except that cash flows from the entire business enterprise (for each reporting unit) are used for goodwill valuation. Based on our testing results, we concluded the fair value for each of our reporting units exceeded its carrying value.
The quantitative impairment test for franchise rights includes comparison of the estimated fair value to the carrying value for each of our intangible franchise rights. The Company estimates fair value by using a discounted cash flow model (income approach) based on assumptions related to the cash flows directly attributable to the franchise. These assumptions include growth rates, working capital requirements, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses. In connection with our testing, we identified that the carrying values of certain of our intangible franchise rights exceeded fair value and, as a result, recognized $5.1 million in pre-tax non-cash impairment charges.
For our October 1, 2016 annual impairment assessments, we performed a qualitative assessment for both goodwill and manufacturer franchise rights. Based on our qualitative assessment regarding goodwill impairment, we determined that it was more likely than not that the fair value exceeded the carrying value. During our qualitative assessment for intangible franchise rights, we determined certain of our intangible franchise rights required a quantitative assessment. Based on our quantitative assessment, we determined that it was more likely than not that the fair value exceeded the carrying value. For the remainder of our intangible franchise rights, we determined that it was more likely than not that the fair value exceeded the carrying value, based on our qualitative assessment and we were therefore not required to perform a quantitative test. As such, there were no impairment charges related to goodwill or intangible franchise rights recorded for the year ended December 31, 2016.
10. FLOOR PLAN NOTES PAYABLE—TRADE
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory as Floor Plan Notes Payable—Trade on our Consolidated Balance Sheets. Floor plan notes payable—trade, net consisted of the following:

	As of December 31,
	2017	2016
	(In millions)
Floor plan notes payable—trade	$114.8	$120.0
Floor plan notes payable offset account	(10.6)	(11.7)
Total floor plan notes payable—trade, net	$104.2	$108.3

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

11. FLOOR PLAN NOTES PAYABLE—NON-TRADE
We consider floor plan notes payable to a party that is not affiliated with the entity from which we purchase our new vehicle inventory as Floor Plan Notes Payable—Non-Trade on our Consolidated Balance Sheets. Floor plan notes payable—non-trade, net consisted of the following:

	As of December 31,
	2017	2016
	(In millions)
Floor plan notes payable—non-trade	$666.6	$732.7
Floor plan notes payable offset account	(38.7)	(59.2)
Total floor plan notes payable—non-trade, net	$627.9	$673.5

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

At our option, we have the ability to re-designate a portion of our availability under our Revolving Credit Facility to the New Vehicle Floor Plan facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our current borrowing availability, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of December 31, 2017, we re-designated $190.0 million of availability under our Revolving Credit Facility to our New Vehicle Floor Plan Facility. We re-designated this amount to take advantage of the lower commitment fee rates on our new vehicle floor plan facility when compared to our revolving credit facility.

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
Each of the above provisions is subject to limitations on borrowing availability as set out in the 2016 Senior Credit Facility. Based on these borrowing base limitations, as of December 31, 2017 we had $88.8 million of borrowing availability under our used vehicle revolving floor plan facility. The 2016 Senior Credit Facility matures, and all amounts outstanding thereunder will be due and payable, on July 25, 2021.
See the "Representations and Covenants" section below under our "Long-Term Debt" footnote for a description of the representations, covenants and events of default contained in the 2016 Senior Credit Facility.
12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2017	2016
	(In millions)
Accounts payable	$92.4	$81.9
Loaner vehicle notes payable	86.8	80.9
Accrued compensation	24.9	24.5
Accrued finance and insurance chargebacks	23.3	22.9
Accrued insurance	20.4	19.9
Taxes payable	26.6	41.2
Accrued advertising	6.5	7.6
Accrued interest	5.1	4.9
Other	27.2	25.3
Accounts payable and accrued liabilities	$313.2	$309.1

13. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of December 31,
	2017	2016
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed rates (the weighted average interest rate was 5.4% for the years ended December 31, 2017 and 2016)	139.1	182.8
Real estate credit agreement	48.5	51.5
Restated master loan agreement	88.5	93.6
Capital lease obligations	3.2	3.4
Total debt outstanding	879.3	931.3
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	6.8	7.6
Less—debt issuance costs	(10.6)	(12.2)
Long-term debt, including current portion	875.5	926.7
Less—current portion, net of current portion of debt issuance costs	(12.9)	(14.0)
Long-term debt	$862.6	$912.7

The aggregate maturities of long-term debt as of December 31, 2017 are as follows (in millions):

2018	$15.4
2019	39.9
2020	30.5
2021	13.7
2022	28.6
Thereafter	751.2
Total maturities of long-term debt	$879.3
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
We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of December 31, 2017, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
Mortgage Notes Payable
We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages") and other lenders. As of December 31, 2017 and 2016, we had total mortgage notes payable outstanding of $139.1 million and $182.8 million, respectively, which are collateralized by the associated real estate.

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
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and years of maturity as of December 31, 2017 and 2016:

	As of December 31, 2017			As of December 31, 2016
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Captive mortgages	$116.8	$179.3	2018-2024	$159.7	$225.5	2018-2024
Other mortgage debt	22.3	45.3	2018-2022	23.1	46.2	2018-2022
Real estate credit agreement	48.5	89.8	2023	51.5	91.5	2023
Restated master loan agreement	88.5	132.7	2025	93.6	134.2	2025
Total mortgage debt	$276.1	$447.1		$327.9	$497.4
Revolving Credit Facility
As discussed above under our "Floor Plan Notes Payable—Non-Trade" footnote, the 2016 Senior Credit Facility includes a $250.0 million Revolving Credit Facility. We may request Bank of America to issue letters of credit on our behalf thereunder up to $50.0 million. Availability under the Revolving Credit Facility is limited by borrowing base calculations. Availability is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. As of December 31, 2017, we re-designated $190.0 million of borrowing capacity from our Revolving Credit Facility to our New Vehicle Revolving Floor Plan Facility, resulting in $60.0 million of borrowing capacity. In addition, we had $13.3 million in outstanding letters of credit, resulting in $46.7 million of borrowing availability as of December 31, 2017. Proceeds from borrowings from time to time under the revolving credit facility may be used for among other things, acquisitions, working capital and capital expenditures.
Borrowings under the 2016 Senior Credit Facility bear interest, at the option of the Company, based on the London Interbank Offered Rate ("LIBOR") or the Base Rate, in each case plus an Applicable Margin (as defined in the 2016 Senior Credit Facility). The Base Rate is the highest of the (i) Bank of America prime rate, (ii) Federal Funds rate plus 0.50%, and (iii) one month LIBOR plus 1.00%. The Applicable Margin, for borrowings under the Revolving Credit Facility, ranges from 1.25% to 2.50% for LIBOR loans and 0.25% to 1.50% for Base Rate loans, in each case based on the Company's total lease adjusted leverage ratio. In addition to the payment of interest on borrowings outstanding under the 2016 Senior Credit Facility, we are required to pay a quarterly commitment fee between 0.20% and 0.45% per year, based on the Company's total lease adjusted leverage ratio on the Revolving Credit Facility.

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

Representations and Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2017. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
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
Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating the fair value of certain non-financial assets and non-financial liabilities in purchase acquisitions and those used in the assessment of impairment for Goodwill and Intangible franchise rights.
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
A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of December 31,
	2017	2016
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$606.8	$607.6
Mortgage notes payable	276.1	327.9
Total carrying value	$882.9	$935.5

Fair Value:
6.0% Senior Subordinated Notes due 2024	$625.5	$613.5
Mortgage notes payable	275.3	339.5
Total fair value	$900.8	$953.0

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional values of this swap as of December 31, 2017 and 2016, were $90.4 million and $95.6 million, respectively, and the notional value will reduce over its remaining term to $53.1 million at maturity.

In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of December 31, 2017 and 2016, were $60.2 million and $64.0 million, respectively, and the notional value will reduce over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 fair values. The fair value liabilities recorded related to the swaps for the years ended December 31, 2017 and 2016, are $1.7 million and $3.6 million, respectively. The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Consolidated Balance Sheets:

	As of December 31,
	2017	2016
	(In millions)
Accounts payable and accrued liabilities	$1.0	$2.2
Other long-term liabilities	0.7	1.4
Total fair value	$1.7	$3.6
All of our interest rate swaps qualify for cash flow hedge accounting treatment. For the years ended December 31, 2017, 2016, and 2015, neither of our cash flow swaps contained any ineffectiveness, nor was any ineffectiveness recognized in earnings. Information about the effect of our interest rate swap agreements on the accompanying Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, are as follows (in millions):

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Loss to Earnings
2017	$(0.1)	Swap interest expense	$(2.0)
2016	$(0.8)	Swap interest expense	$(3.1)
2015	$(6.1)	Swap interest expense	$(3.0)

 On the basis of yield curve conditions as of December 31, 2017 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $0.9 million.
15. INCOME TAXES
The components of income tax expense from continuing operations are as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In millions)
Current:
Federal	$59.1	$83.8	$84.9
State	8.3	10.7	10.2
Total current income tax expense	67.4	94.5	95.1
Deferred:
Federal	1.2	4.9	6.8
State	1.4	1.2	2.1
Total deferred income tax expense	2.6	6.1	8.9
Total income tax expense	$70.0	$100.6	$104.0

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows (dollar amounts shown in millions):

	For the Years Ended December 31,
	2017	%	2016	%	2015	%
Income tax provision at the statutory rate	$73.2	35.0	$93.7	35.0	$95.7	35.0
State income tax expense, net of federal benefit	6.4	3.0	7.8	2.9	8.0	2.9
Non-deductible / non-tax items	(0.3)	(0.1)	0.2	0.1	0.3	0.1
Effect of enactment of tax reform	(7.9)	(3.8)	—	—	—	—
Adjustments and settlements	(0.6)	(0.3)	(0.8)	(0.3)	—	—
Other, net	(0.8)	(0.3)	(0.3)	(0.1)	—	—
Income tax expense	$70.0	33.5	$100.6	37.6	$104.0	38.0

Deferred income tax asset and liability components consisted of the following:

	As of December 31,
	2017	2016
	(In millions)
Deferred income tax assets:
F&I chargeback liabilities	$11.1	$16.5
Other accrued liabilities	3.4	4.7
Stock-based compensation	3.9	5.2
Other, net	5.5	8.4
Total deferred income tax assets	23.9	34.8
Deferred income tax liabilities:
Intangible asset amortization	(8.4)	(7.3)
Depreciation	(27.1)	(34.9)
Other, net	(0.9)	(1.5)
Total deferred income tax liabilities	(36.4)	(43.7)
Net deferred income tax liabilities	$(12.5)	$(8.9)
There were no valuation allowances recorded against the deferred tax assets as of December 31, 2017 or 2016. As of December 31, 2017, we had pre-paid income taxes of $15.2 million, which were included in Other Current Assets. As of December 31, 2016, we had $19.8 million of income taxes payable, which were included in Accounts Payable and Accrued Liabilities.
As of December 31, 2016, the net amount of our unrecognized tax benefits was $0.8 million, which if recognized, would not impact our effective tax rate. There was no unrecognized tax benefits as of December 31, 2017 or 2015.
The statutes of limitations related to our consolidated Federal income tax returns are closed for all tax years up to and including 2014. The expiration of the statutes of limitations related to the various state income tax returns that we and our subsidiaries file varies by state. The 2010 through 2016 tax years generally remain subject to examination by most state tax authorities. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017,  which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC

740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.
We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances and impact future taxable income. The provisional amount recorded related to the remeasurement of our deferred tax balance was a reduction of $7.9 million to our net deferred tax liability.
We have not been able to make a reasonable estimate of the potential impact of the effect of the new limitations under Internal Revenue Code Section 162(m) as it relates to the deferred tax asset for certain components of share-based compensation and continue to account for the deferred tax asset based on the provisions of the tax laws that were in effect immediately prior to enactment. We will complete our accounting for the Tax Act after we have considered additional guidance issued by the U.S. Treasury Department, the IRS, state tax authorities and other standard-setting bodies, and we have gathered and analyzed additional data relative to our calculations. This may result in adjustments to our provisional amounts, which would impact our provision for income taxes and effective tax rate in the period the adjustments are made. We will complete our accounting for the Tax Act in 2018.
16. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	As of December 31,
	2017	2016
	(In millions)
Accrued finance and insurance chargebacks	$20.4	$20.1
Deferred rent	5.0	5.8
Swap fair value	0.7	1.4
Other	3.1	2.6
Other long-term liabilities	$29.2	$29.9
17. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2017, 2016, and 2015, we made interest payments, including amounts capitalized, totaling $76.0 million, $73.8 million, and $60.6 million, respectively. Included in these interest payments are $22.3 million, $19.1 million, and $15.7 million, of floor plan interest payments for the years ended December 31, 2017, 2016, and 2015, respectively.
During the years ended December 31, 2017, 2016, and 2015 we made income tax payments, net of refunds received, totaling $102.7 million, $79.6 million, and $73.2 million, respectively.
During the years ended December 31, 2017, 2016, and 2015, we transferred $156.2 million, $121.9 million, and $110.3 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Consolidated Balance Sheets.
There were no divestitures during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, we received $114.3 million and $105.9 million, respectively, of proceeds from the sale of dealerships, and $13.1 million and $19.3 million, respectively, of mortgage note repayments were paid directly by the buyer as part of these divestitures.
During the year ended December 31, 2017, we had non-cash investing and financing activities of $4.1 million related to purchases of real estate properties that were previously leased.
The following items are included in Other Adjustments, net to reconcile net income to net cash provided by operating activities:

	For the Years Ended December 31,
	2017	2016	2015
Amortization of deferred financing fees	$3.2	$2.6	$2.5
Loss on disposal of fixed assets	2.1	0.4	1.2
Other individually immaterial items	(1.0)	1.1	0.5
Other adjustments, net	$4.3	$4.1	$4.2

18. LEASE OBLIGATIONS
We lease various facilities, real estate, and equipment primarily under operating lease agreements, most of which have terms from one to twenty years. Certain of our leases contain renewal options and rent escalation clauses. We record rent expense on a straight-line basis over the life of the lease for lease agreements where the rent escalates at fixed rates over time. Rent expense from continuing operations totaled $26.7 million, $29.9 million, and $31.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, we had one significant capital lease obligation totaling $3.2 million and $3.4 million, respectively. The capital lease agreement was entered into in 2011 and has a term of 20 years.
During the year ended December 31, 2017, we entered into two transactions in which we purchased previously leased real estate for an aggregate purchase price of $9.5 million. These transactions included the termination of the related lease obligations, resulting in $0.2 million of lease termination charges, which were included in Other operating expense (income), net in our Consolidated Statement of Income for the year ended December 31, 2017.
During the year ended December 31, 2016, we entered into three transactions in which we purchased previously leased real estate for an aggregate purchase price of $19.6 million. These transactions included the termination of the related lease obligations, resulting in $2.1 million of lease termination charges and $0.9 million of real estate impairment charges, which were based on the associated property appraisals. Both the lease termination charges and the real estate impairment charges were included in Other operating expense (income), net in our Consolidated Statement of Income for the year ended December 31, 2016. We did not purchase any previously leased real estate during the year ended December 31, 2015.
Future minimum payments under long-term, non-cancellable operating leases as of December 31, 2017, are as follows:

Total
(In millions)
2018	$23.9
2019	22.8
2020	22.1
2021	19.1
2022	14.0
Thereafter	22.0
Total minimum lease payments	$123.9
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
We had $13.3 million of letters of credit outstanding as of December 31, 2017, which are required by certain of our insurance providers. In addition, as of December 31, 2017, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
20. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
On March 13, 2012, our Board of Directors, upon the recommendation of our Compensation and Human Resources Committee, approved the 2012 Equity Incentive Plan (the "Plan"). On April 18, 2012, our shareholders approved the Plan, which replaced our previous equity incentive plan. The Plan expires on March 13, 2022 and provides for the grant of options, performance share units, restricted share units, and shares of restricted stock to our directors, officers, and employees in the total amount of 1.5 million shares. Since the inception of the Plan, we have granted 0.7 million performance share units and 0.7 million shares of restricted stock. There have been 0.8 million shares that have either been forfeited or repurchased in association with the net share settlement of employee share-based awards, both of which are added back to shares available for grant. As such, there were approximately 0.9 million shares available for grant in accordance with the Plan as of December 31, 2017.
We issue shares of our common stock upon the vesting of performance share units or restricted stock. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of performance share units or restricted stock, we expect to repurchase a portion of the shares issued equal to the amount of employee income tax withholding.
We have recognized $13.6 million ($4.5 million tax benefit), $12.0 million ($4.5 million tax benefit), and $10.0 million ($3.8 million tax benefit) in share-based compensation expense for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, there was $10.1 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the Plan, and the weighted average period over which it is expected to be recognized is 2.15 years. Further, we expect to recognize $5.6 million of this expense in 2018, $3.3 million in 2019, and $1.1 million in 2020.
Performance Share Units

During the year ended December 31, 2017, the Compensation and Human Resources Committee of the Board of Directors approved the grant of up to 99,197 performance share units, which represents 150% of the target award. Performance share units provide an opportunity for the employee-recipient to receive a number of shares of our common stock based on our performance during a specified year period following the grant as measured against objective performance goals as determined by the Compensation and Human Resources Committee of our Board of Directors. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the performance goals. Performance share units vest in three equal annual installments with one-third of the award vesting on each of the (i) later of the first anniversary of the grant date, or the date the Compensation and Human Resources Committee determines the actual award, (ii) second anniversary of the grant date and (iii) third anniversary of the grant date. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date of grant and the ultimate performance level achieved, and is recognized on a graded basis over the three-year vesting period.

The following table summarizes information about performance share units for 2017:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	276,843	$51.66
Granted	99,197	65.65
Vested	(101,080)	53.83
Forfeited or unearned	(45,309)	50.69
Non-vested at December 31, 2017	229,651	$57.21

The weighted average grant-date fair value of performance share units and total fair value of performance share units vested are summarized in the following table:

	For the Years Ended December 31,
	2017	2016	2015
Weighted average grant-date fair value of performance share units granted	$65.65	$46.70	$77.92
Total fair value of performance share units vested (in millions)	$6.5	$6.0	$9.3

Restricted Stock Awards

During the year ended December 31, 2017, the Compensation and Human Resources Committee of the Board of Directors approved the grant of 129,327 shares of restricted stock. Restricted stock awards vest in three equal annual installments commencing on the first anniversary of the grant date. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the three-year vesting period.

The following table summarizes information about restricted stock awards for 2017:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	203,200	$56.05
Granted	129,327	63.64
Vested	(83,673)	56.73
Forfeited	(24,028)	55.48
Non-vested at December 31, 2017	224,826	$60.36
The weighted average grant-date fair value of restricted stock awards and total fair value of restricted stock awards vested are summarized in the following table:

	For the Years Ended December 31,
	2017	2016	2015
Weighted average grant-date fair value of restricted stock granted	$63.64	$47.07	$82.17
Total fair value of restricted stock awards vested (in millions)	$5.3	$3.7	$11.1

Employee Retirement Plan
We sponsor the Asbury Automotive Retirement Savings Plan (the "Retirement Savings Plan"), a 401(k) plan, for eligible employees. Employees are eligible to participate in the Retirement Savings Plan on or after 60 days of service with us. Employees electing to participate in the Retirement Savings Plan may contribute up to 75% of their annual eligible  compensation. IRS rules limited total participant contributions during 2017 to $18,000, or $24,000 if age 50 or more; however, we limit participant contributions for employees considered Highly Compensated Employees with an annual salary or base salary equal to or greater than $120,000 to $13,000 per year, or $19,000 if age 50 or more. For non-highly compensated employees, after one year of employment we match 50% of employees' contributions up to 4% of their eligible compensation, with a maximum match of $3,000 per participant. Employer contributions vest on a graded basis over 4 years after the date of hire. Expenses from continuing operations related to employer matching contributions totaled $3.0 million, $2.7 million, and $2.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
21. CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2016:
Revenues	$1,550.8	$1,627.4	$1,683.1	$1,666.5
Gross profit	$260.8	$267.6	$265.7	$264.6
Net income (2)(3)(4)	$31.0	$36.7	$32.4	$67.1
Net income per common share:
Basic (1)(2)(3)(4)	$1.28	$1.66	$1.47	$3.11
Diluted (1)(2)(3)(4)	$1.27	$1.65	$1.47	$3.08
2017:
Revenues	$1,551.7	$1,631.8	$1,602.1	$1,670.9
Gross profit	$260.1	$267.1	$260.3	$268.4
Net income (5)(6)(7)	$34.0	$31.9	$30.7	$42.5
Net income per common share:
Basic (1)(5)(6)(7)	$1.62	$1.53	$1.49	$2.06
Diluted (1)(5)(6)(7)	$1.61	$1.52	$1.48	$2.03
____________________________

(1)	The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

(2)	Results for the three months ended March 31, 2016 were decreased by $2.1 million as a result of real estate-related charges, net of tax, or $0.09 per basic and diluted share.

(3)	Results for the three months ended September 30, 2016 were decreased by $1.1 million as a result of real estate-related charges, net of tax, or $0.05 per basic and diluted share.

(4)
Results for the three months ended December 31, 2016 were increased by $28.4 million from gains on divestitures, $4.1 million from gains on legal settlements, partially offset by a $0.3 million loss on real estate-related charges, all previous items were net of tax, and a $0.9 income tax benefit, or $1.53 and $1.52 per basic and diluted share, respectively, in the aggregate.

(5)	Results for the three months ended March 31, 2017 were increased by $0.6 million as a result of gains from legal settlements, net of tax, or $0.03 per basic and diluted share.

(6)
Results for the three months ended June 30, 2017 were increased by $0.5 million from investment income, partially offset by a $1.8 million loss on real estate-related charges, all previous items were net of tax, or $0.06 per basic and diluted share.

(7)
Results for the three months ended December 31, 2017 were increased by an $7.9 million income tax benefit, partially offset by $3.2 million of franchise rights impairment, net of tax, or $0.22 per basic and diluted share, respectively, in the aggregate.

22. SUBSEQUENT EVENTS

In January 2018, we acquired the assets of one franchise in the Indianapolis, Indiana market.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our management, including the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their reports are contained herein.

During 2017, we acquired substantially all of the assets, including certain real estate, of two franchises (two dealership locations) and one collision center. As permitted by the Securities and Exchange Commission, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2017 does not include an evaluation of the internal control over financial reporting of these acquired operations. The results for these acquisitions are included in our consolidated financial statements from the date of acquisition and represented approximately $64.0 million of consolidated assets as of December 31, 2017, and approximately $136.0 million of consolidated revenues for the year then ended.

From the acquisition date to December 31, 2017, the processes and systems of the acquired operations did not significantly impact the internal control over financial reporting of the Company and our other consolidated subsidiaries.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Reference is made to the information to be set forth in the "Proposal No. 1 Election of Directors," "Governance of the Company," "2017 Director Compensation Table-Code of Business Conduct and Ethics and Corporate Governance Guidelines," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
Item 11. Executive Compensation.
Reference is made to the information to be set forth in the "Compensation Discussion & Analysis," "Compensation and Human Resources Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "2017 Director Compensation Table," and "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this annual report on Form 10-K:

(1)	Financial Statements: See index to Consolidated Financial Statements.

(2)	Financial Statement Schedules: None required.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 25, 2016)*
3.2	Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2014)*
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
4.3
First Supplemental Indenture, dated as of July 29, 2015, by and among Asbury Automotive Group, Inc., Asbury Jax Ford, LLC and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)*

4.4
Second Supplemental Indenture, dated as of October 28, 2015, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2015)*

4.5
Third Supplemental Indenture, dated as of July 20, 2016, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)*

4.6
Fourth Supplemental Indenture, dated as of February 17, 2017, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

4.7	Fifth Supplemental Indenture, dated as of February 5, 2018, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee.
10.1**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.6**
Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*

10.7**
First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 1, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 27, 2017)*

10.8**
Termination and Separation Agreement between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of August 1, 2017 (filed as Exhibit 10.2 to the Company's Current Report on form 8-K filed with the SEC on August 22, 2017)*

10.9**	Letter Agreement between Asbury Automotive Group, Inc. and Sean Goodman, dated as of May 3, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2017)*
10.10**
Severance Pay Agreement for key employees between Asbury Automotive Group, Inc. and Sean Goodman, dated as of July 2, 2017 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.11**
Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (filed as Exhibit 10.12 to the Company's Annual Report on form 10-K for the year ended December 31, 2016)*

10.12**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (filed as Exhibit 10.13 to the Company's Annual Report on form 10-K for the year ended December 31, 2016)*

10.13**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (filed as Exhibit 10.14 to the Company's Annual Report on form 10-K for the year ended December 31, 2016)*

10.14 **	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and John Hartman dated January 4, 2018
10.15**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George C. Karolis dated July 18, 2005
10.16**	Form of Equity Award Agreement under the 2012 Equity Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)*
10.17	Asbury Automotive Group, Inc. Deferred Compensation Plan (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.18	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.19
General Motors Dealer Sales and Service Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.20
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

10.22	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.23	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

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

10.25
Second Amended and Restated Company Guaranty Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.26
Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 25, 2016, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.27
Second Amended and Restated Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.28
Second Amended and Restated Escrow & Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., a national banking association, as Administrative Agent (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.29
Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.30
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

Asbury Automotive Group, Inc.

Date:	February 27, 2018	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David W. Hult	Chief Executive Officer, President and Director	February 27, 2018
(David W. Hult)

/s/ Sean D. Goodman	Senior Vice President and Chief Financial Officer	February 27, 2018
(Sean D. Goodman)

/s/ William F. Stax	Vice President, Controller and	February 27, 2018
(William F. Stax)	Chief Accounting Officer

/s/ Thomas C. DeLoach, Jr.	Director	February 27, 2018
(Thomas C. DeLoach, Jr.)	Non-Executive Chairman of the Board

/s/ Joel Alsfine	Director	February 27, 2018
(Joel Alsfine)

/s/ Dennis E. Clements	Director	February 27, 2018
(Dennis E. Clements)

/s/ Juanita T. James	Director	February 27, 2018
(Juanita T. James)

/s/ Eugene S. Katz	Director	February 27, 2018
(Eugene S. Katz)

/s/ Philip F. Maritz	Director	February 27, 2018
(Philip F. Maritz)

/s/ Craig T. Monaghan	Director	February 27, 2018
(Craig T. Monaghan)

/s/ Thomas J. Reddin	Director	February 27, 2018
(Thomas J. Reddin)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 25, 2016)*
3.2	Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2014)*
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
4.3
First Supplemental Indenture, dated as of July 29, 2015, by and among Asbury Automotive Group, Inc., Asbury Jax Ford, LLC and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)*

4.4
Second Supplemental Indenture, dated as of October 28, 2015, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2015)*

4.5
Third Supplemental Indenture, dated as of July 20, 2016, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)*

4.6
Fourth Supplemental Indenture, dated as of February 17, 2017, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

4.7	Fifth Supplemental Indenture, dated as of February 5, 2018, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee.
10.1**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.6**
Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*

10.7**
First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 1, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 27, 2017)*

10.8**
Termination and Separation Agreement between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of August 1, 2017 (filed as Exhibit 10.2 to the Company's Current Report on form 8-K filed with the SEC on August 22, 2017)*

10.9**	Letter Agreement between Asbury Automotive Group, Inc. and Sean Goodman, dated as of May 3, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2017)*
10.10**
Severance Pay Agreement for key employees between Asbury Automotive Group, Inc. and Sean Goodman, dated as of July 2, 2017 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.11**
Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (filed as Exhibit 10.12 to the Company's Annual Report on form 10-K for the year ended December 31, 2016)*

10.12**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (filed as Exhibit 10.13 to the Company's Annual Report on form 10-K for the year ended December 31, 2016)*

10.13**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (filed as Exhibit 10.14 to the Company's Annual Report on form 10-K for the year ended December 31, 2016)*

10.14 **	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and John Hartman dated January 4, 2018
10.15**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George C. Karolis dated July 18, 2005
10.16**	Form of Equity Award Agreement under the 2012 Equity Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)*
10.17	Asbury Automotive Group, Inc. Deferred Compensation Plan (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.18	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.19
General Motors Dealer Sales and Service Agreement (filed as Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.20
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

10.22	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.23	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
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

10.25
Second Amended and Restated Company Guaranty Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.26
Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 25, 2016, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.27
Second Amended and Restated Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.28
Second Amended and Restated Escrow & Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., a national banking association, as Administrative Agent (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.29
Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.30
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