Form 10-Q
period 2018-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2018-04-26
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 25, 2018 was 20,631,476.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4.8	$4.7
Contracts-in-transit	151.7	193.3
Accounts receivable, net	109.8	128.5
Inventories	912.8	826.0
Assets held for sale	28.3	30.3
Other current assets	119.2	119.3
Total current assets	1,326.6	1,302.1
PROPERTY AND EQUIPMENT, net	854.5	834.2
GOODWILL	176.1	160.8
INTANGIBLE FRANCHISE RIGHTS	60.4	49.6
OTHER LONG-TERM ASSETS	11.8	10.0
Total assets	$2,429.4	$2,356.7
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$110.5	$104.2
Floor plan notes payable—non-trade, net	684.6	627.9
Current maturities of long-term debt	13.0	12.9
Accounts payable and accrued liabilities	293.0	313.2
Total current liabilities	1,101.1	1,058.2
LONG-TERM DEBT	859.1	862.6
DEFERRED INCOME TAXES	16.3	12.5
OTHER LONG-TERM LIABILITIES	28.6	29.2
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,151,707 and 40,969,987 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	566.7	563.5
Retained earnings	799.5	750.3
Treasury stock, at cost; 20,519,196 and 20,156,962 shares, respectively	(943.5)	(919.1)
Accumulated other comprehensive income (loss)	1.2	(0.9)
Total shareholders' equity	424.3	394.2
Total liabilities and shareholders' equity	$2,429.4	$2,356.7

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
REVENUE:
New vehicle	$857.1	$832.5
Used vehicle	484.6	461.8
Parts and service	199.3	191.5
Finance and insurance, net	68.2	65.9
TOTAL REVENUE	1,609.2	1,551.7
COST OF SALES:
New vehicle	818.5	792.1
Used vehicle	451.1	427.9
Parts and service	74.2	71.6
TOTAL COST OF SALES	1,343.8	1,291.6
GROSS PROFIT	265.4	260.1
OPERATING EXPENSES:
Selling, general, and administrative	184.2	181.1
Depreciation and amortization	8.2	7.9
Other operating income, net	(0.2)	(1.2)
INCOME FROM OPERATIONS	73.2	72.3
OTHER EXPENSES:
Floor plan interest expense	6.6	5.3
Other interest expense, net	13.0	13.3
Swap interest expense	0.2	0.6
Total other expenses, net	19.8	19.2
INCOME BEFORE INCOME TAXES	53.4	53.1
Income tax expense	13.3	19.1
NET INCOME	$40.1	$34.0
EARNINGS PER COMMON SHARE:
Basic—
Net income	$1.95	$1.62
Diluted—
Net income	$1.93	$1.61
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	20.6	21.0
Restricted stock	0.1	0.0
Performance share units	0.1	0.1
Diluted	20.8	21.1

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income	$40.1	$34.0
Other comprehensive income (loss):
Change in fair value of cash flow swaps	2.8	0.7
Income tax expense associated with cash flow swaps	(0.7)	(0.3)
Comprehensive income	$42.2	$34.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$40.1	$34.0
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	8.2	7.9
Share-based compensation	3.2	3.1
Loaner vehicle amortization	5.8	5.9
Other adjustments, net	1.0	1.1
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	41.6	43.1
Accounts receivable	18.7	24.1
Inventories	(34.4)	(16.2)
Other current assets	(32.5)	(41.8)
Floor plan notes payable—trade, net	6.3	20.1
Accounts payable and accrued liabilities	(21.5)	16.9
Other long-term assets and liabilities, net	(0.7)	0.1
Net cash provided by operating activities	35.8	98.3
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(3.3)	(5.4)
Capital expenditures—real estate	(17.6)	—
Acquisitions	(45.5)	(80.1)
Proceeds from the sale of assets	2.0	—
Net cash used in investing activities	(64.4)	(85.5)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	1,014.0	908.4
Floor plan borrowings—acquisitions	9.5	25.1
Floor plan repayments—non-trade	(966.8)	(923.8)
Repayments of borrowings	(3.6)	(3.8)
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(24.4)	(19.0)
Net cash provided by (used in) financing activities	28.7	(13.1)
Net increase (decrease) in cash and cash equivalents	0.1	(0.3)
CASH AND CASH EQUIVALENTS, beginning of period	4.7	3.4
CASH AND CASH EQUIVALENTS, end of period	$4.8	$3.1

See Note 10 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States, operating 95 new vehicle franchises (81 dealership locations) in 17 metropolitan markets within nine states as of March 31, 2018. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of March 31, 2018, we offered 29 brands of new vehicles and our new vehicle revenue brand mix consisted of 47% imports, 33% luxury, and 20% domestic brands. We also operated 25 collision repair centers that serve customers in our local markets.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the Condensed Consolidated Financial Statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Condensed Consolidated Financial Statements include, but are not limited to, those relating to inventory valuation reserves, variable consideration and constraint considerations related to retro-commission arrangements, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, reserves for insurance programs, certain assumptions related to intangible and long-lived assets, and reserves for certain legal or similar proceedings relating to our business operations.

Contracts-In-Transit
Contracts-in-transit represent receivables from third-party finance companies for the portion of new and used vehicle purchase price financed by customers through sources arranged by us.
Revenue Recognition
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent amendments issued thereafter (collectively “ASC 606”), on January 1, 2018. Refer to footnote 2 for additional information related to the Company’s adoption of ASC 606.
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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, a reduction in the U.S. federal corporate income tax rate from 35% to 21%.

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

We have not been able to make a reasonable estimate of the potential impact of the effect of the new limitations under Internal Revenue Code Section 162(m) as it relates to the deferred tax asset for certain components of share-based compensation and continue to account for the deferred tax asset based on the provisions of the tax laws that were in effect immediately prior to enactment. We will complete our accounting for the Tax Act after we have considered additional guidance issued by the U.S. Treasury Department, state tax authorities and other standard-setting bodies, and we have gathered and analyzed additional data relative to our calculations. This may result in adjustments to our provisional amounts, which would impact our provision for income taxes and effective tax rate in the period the adjustments are made. We will complete our accounting for the Tax Act in 2018.
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

Statements of Cash Flows
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade") and all floor plan notes payable relating to pre-owned vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade") are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as financing activities in the accompanying Condensed Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory.
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
Recent Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update address several specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in the ASU were effective for interim and annual periods beginning after December 15, 2017 and include retrospective application. The Company adopted this ASU during the first quarter of 2018. The adoption of this ASU did not have a material impact to our consolidated financial statements for the three months ended March 31, 2018 and 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU were to be applied prospectively and were effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU 2017-01 during the first quarter of 2018. The adoption of this ASU did not have a material impact to our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a new standard on lease accounting. The new standard will supersede the existing lease accounting guidance and apply to all entities. The guidance defines new principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. The new standard will become effective for us on January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of this standard, we expect that the right-of-use assets and the associated lease liabilities will be material to our consolidated financial statements. We are unable to quantify the impact at this time as the ultimate impact of adopting this new standard will depend on the total amount of our lease commitments as of the adoption date.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This new standard is intended to simplify hedge accounting by better aligning how an entity’s risk management activities and hedging relationships are presented in its financial statements and simplifies the application of hedge accounting guidance in certain situations. This new standard expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This new standard will become effective for us on January 1, 2019; however, early adoption is permitted. For cash flow hedges existing at the adoption date, this new standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the effective date. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. We are currently evaluating the date upon which we will adopt this new standard and the impact this new standard may have on our consolidated financial statements.
2. REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts not completed as of the date of adoption. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to retained earnings as of January 1, 2018. Therefore, prior period comparative information has not been adjusted and continues to be reported under accounting standards (“previous guidance” or “ASC 605”) in effect for those periods.
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three months ended March 31, 2018:

For the Three Months Ended March 31, 2018
(In millions)
Revenue:
New vehicle	$857.1
Used vehicle retail	435.8
Used vehicle wholesale	48.8
New and used vehicle	1,341.7
Sale of vehicle parts and accessories	33.8
Vehicle repair and maintenance services	165.5
Parts and services	199.3
Finance and insurance, net	68.2
Total revenue	$1,609.2
The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
New vehicle and used vehicle retail
Revenue from the sale of new and used vehicles (which excludes sales tax) is recognized when the terms of the customer contract are satisfied which generally occurs with the signing of the sales contract and transfer of control of the vehicle to the customer. Incidental items that are immaterial in the context of the contract are accrued at the time of sale.
Used vehicle wholesale
Proceeds from the sale of these vehicles are recognized in used vehicle revenue upon transfer of control to end-users at auction.
Sale of vehicle parts and accessories
The Company recognizes revenue upon transfer of control to the customer which occurs at a point in time. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.
Vehicle repair and maintenance services
The Company provides vehicle repair and maintenance services to its customers pursuant to the terms and conditions included within the customer contract ("repair order"). Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. As such, the Company recognizes revenue over time as the Company satisfies its performance obligation. Additionally, the Company has determined that parts and labor are not individually distinct in the context of a repair order and therefore are treated as a single performance obligation.

Finance and Insurance, net
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, guaranteed auto protection (known as "GAP") insurance, and other insurance, to end-users. Finance and insurance commission revenue is recognized at the point of sale since our performance obligation is to arrange financing or facilitating the sale of a third party’s products or services to our customers.
The Company’s commission arrangements with third-party lenders and insurance administrators consists of fixed ("upfront") and variable consideration. Variable consideration includes commission chargebacks ("chargebacks") in the event a contract is prepaid, defaulted upon, or terminated by the end-user. The Company reserves for future chargebacks based on historical chargeback experience and the termination provisions of the applicable contract and are established in the same period that the related revenue is recognized.
We also participate in future profits pursuant to retrospective commission arrangements, which meet the definition of variable consideration, for certain insurance products associated with a third-party portfolio. The Company estimates the amount of variable consideration to be included in the transaction price based on historical payment trends and further constrains the variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur. In making these assessments the Company considers the likelihood and magnitude of a potential reversal of revenue and updates its assessment when uncertainties associated with the constraint are removed.
Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the Condensed Consolidated Balance Sheet as of January 1, 2018:

	As Reported	Adjustments		Balance at
	December 31, 2017	Vehicle Repair and Maintenance Services	Finance and Insurance, net	January 1, 2018
	(In millions)
Assets:
Inventories	$826.0	$(4.1)	$—	$821.9
Other current assets	$119.3	$6.4	$10.0	$135.7
Liabilities:
Deferred income taxes	$12.5	$0.6	$2.5	$15.6
Equity:
Retained earnings	$750.3	$1.7	$7.5	$759.5
Vehicle repair and maintenance services
Under the previous guidance, revenue was recognized at the time all repairs were completed. Under ASC 606, revenue is recognized as the Company satisfies its performance obligation. The amounts reflected within the table above relate to the Company’s measure of progress for open contracts as of January 1, 2018. In addition, contract assets are reported within Other Current Assets within the Company's Condensed Consolidated Balance Sheet.
Finance and Insurance, net
Under the previous guidance, retrospective commissions were not fixed or determinable, as a result, the associated revenue was recognized on a cash basis. Under ASC 606, the Company recognizes an estimate of the variable consideration to be received, subject to constraint, as it satisfies its performance obligation. As the Company’s performance obligation is satisfied at the time of arranging the insurance product sale, the Company recorded a contract asset and corresponding increase to retained earnings based on an estimate, subject to constraint, of amounts expected to be received associated with previously satisfied performance obligations.

Impact of New Revenue Guidance on Financial Statement Line Items
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Condensed Consolidated Statements of Income and Balance Sheet was as follows:

	As of March 31, 2018
	As Reported	Amounts Under ASC 605	Effect of Change Increase/(Decrease)
	(In millions)
Balance Sheet:
Assets:
Accounts receivable	$109.8	$113.0	$(3.2)
Inventories	$912.8	$916.1	$(3.3)
Other current assets	$119.2	$104.8	$14.4
Liabilities:
Accounts payable and accrued liabilities	$293.0	$292.9	$0.1
Deferred income taxes	$16.3	$13.2	$3.1
Equity:
Retained Earnings	$799.5	$794.3	$5.2

	For the Three Months Ended March 31, 2018
	As Reported	Amounts Under ASC 605	Effect of Change Increase/(Decrease)
	(In millions)
Income Statement:
Revenue:
Parts and service	$199.3	$200.6	$(1.3)
Finance and insurance, net	$68.2	$68.8	$(0.6)
Cost of Sales:
Parts and service	$74.2	$75.0	$(0.8)
Income before Income Taxes	$53.4	$54.5	$(1.1)
Income Tax Expense	$13.3	$13.5	$(0.2)
Net Income	$40.1	$41.0	$(0.9)
The following summarizes the changes to the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605:

•
ASC 606 accelerated the recognition of revenue and costs related to open vehicle repair orders in which recognition was previously deferred until the completion of the repair order. The decrease in gross profit of $0.5 million under ASC 606 is the result of differences in revenue and costs of open repair orders as of December 31, 2017 compared to March 31, 2018.

•
ASC 606 accelerated the timing of recognition for certain retro-commission arrangements (i.e. variable consideration) reported within Finance and Insurance, net. Under ASC 605, retro-commission income was recorded at the time it is received from our third-party provider. The decrease in net revenue of $0.6 million is due to the difference between the amount received during the three months ended March 31, 2018 compared to the Company's estimate of variable consideration (subject to a constraint) related to products arranged during the three months ended March 31, 2018.

The adoption of ASC 606 had no impact on the Company’s Condensed Consolidated Statements of Cash Flows.

Contract Assets
Changes in contract assets during the period are reflected in the table below. Contract assets related to vehicle repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2018	$6.4	$10.0	$16.4
Transferred to receivables from contract assets recognized at the beginning of the period	$(6.4)	$(3.2)	$(9.6)
Increases related to revenue recognized, net of constraint amount, during the period	$5.1	$2.6	$7.7
Contract Assets (Current), March 31, 2018	$5.1	$9.4	$14.5
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
During the three months ended March 31, 2018, we acquired the assets of one franchise (one dealership location) in the Indianapolis, Indiana market for a purchase price of $46.5 million. We financed this acquisition with $36.0 million of cash, $9.5 million of floor plan borrowings for the purchase of the related new vehicle inventory and holdback of $1.0 million for potential indemnity claims.
During the three months ended March 31, 2017, we acquired the assets of two franchises (two dealership locations) and one collision center in the Indianapolis, Indiana market for a purchase price of $80.1 million. We financed these acquisitions with $55.0 million of cash and $25.1 million of floor plan borrowings for the purchase of the related new vehicle inventory.
Below is the preliminary allocation of purchase price for the acquisition completed during the three months ended March 31, 2018. We have not finalized our internal valuation of manufacturer franchise rights. The $26.1 million of goodwill and manufacturer rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15 year period.

As of
March 31, 2018
(In millions)
Inventory	$11.8
Real estate	7.0
Property and equipment	0.3
Goodwill	15.3
Manufacturer franchise rights	10.8
Loaner vehicles	1.4
Liabilities assumed	(0.1)
Total purchase price	$46.5

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	March 31, 2018	December 31, 2017
	(In millions)
Vehicle receivables	$39.6	$48.3
Manufacturer receivables	39.6	47.0
Other receivables	32.2	34.8
Total accounts receivable	111.4	130.1
Less—Allowance for doubtful accounts	(1.6)	(1.6)
Accounts receivable, net	$109.8	$128.5
5. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2018	December 31, 2017
	(In millions)
New vehicles	$723.7	$646.5
Used vehicles	149.8	135.9
Parts and accessories	39.3	43.6
Total inventories	$912.8	$826.0
The lower of cost and net realizable value reserves reduced total inventories by $5.8 million and $5.7 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, certain automobile manufacturer incentives reduced new vehicle inventory cost by $8.3 million and $7.4 million, respectively, and reduced new vehicle cost of sales for the three months ended March 31, 2018 and 2017 by $9.4 million and $9.6 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
During the three months ended March 31, 2018, we sold one vacant property with a net book value of $2.0 million.
Assets held for sale, comprising real estate not currently used in our operations, totaled $28.3 million and $30.3 million as of March 31, 2018 and December 31, 2017, respectively. There were no liabilities associated with these real estate assets held for sale as of March 31, 2018 or December 31, 2017.
7. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	March 31, 2018	December 31, 2017
	(In millions)
Floor plan notes payable—trade	$123.1	$114.8
Floor plan notes payable offset account	(12.6)	(10.6)
Total floor plan notes payable—trade, net	$110.5	$104.2

Floor plan notes payable—non-trade	$701.4	$666.6
Floor plan notes payable offset account	(16.8)	(38.7)
Total floor plan notes payable—non-trade, net	$684.6	$627.9

We have established a floor plan notes payable offset account with Ford Motor Credit Company which allows us to transfer cash to the account as an offset of our outstanding Floor Plan Notes Payable—Trade, net. Additionally, we have a similar floor plan offset account with Bank of America which allows us to offset our outstanding Floor Plan Notes Payable—Non-Trade, net. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset accounts into our operating cash accounts within one to two days. As of March 31, 2018 and December 31, 2017 we had $29.4 million and $49.3 million, respectively, in these floor plan offset accounts.
8. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of
	March 31, 2018	December 31, 2017
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed rates	137.7	139.1
Real estate credit agreement	47.7	48.5
Restated master loan agreement	87.2	88.5
Capital lease obligations	3.2	3.2
Total debt outstanding	875.8	879.3
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	6.6	6.8
Less—debt issuance costs	(10.3)	(10.6)
Long-term debt, including current portion	872.1	875.5
Less—current portion, net of current portion of debt issuance costs	(13.0)	(12.9)
Long-term debt	$859.1	$862.6

We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Senior Subordinated Notes due 2024 (our "6.0% Notes") have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of March 31, 2018, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
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
A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of
	March 31, 2018	December 31, 2017
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$606.6	$606.8
Mortgage notes payable	272.6	276.1
Total carrying value	$879.2	$882.9

Fair Value:
6.0% Senior Subordinated Notes due 2024	$606.0	$625.5
Mortgage notes payable	267.0	275.3
Total fair value	$873.0	$900.8

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $89.0 million as of March 31, 2018 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional value of this swap was $59.3 million as of March 31, 2018 and is reducing over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value of our swaps was a $1.1 million asset as of March 31, 2018 and a $1.7 million liability as of December 31, 2017.

The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	March 31, 2018	December 31, 2017
	(In millions)
Accounts payable and accrued liabilities	$0.5	$1.0
Other long-term (assets) or liabilities	(1.6)	0.7
Total fair value	$(1.1)	$1.7
Both of our interest rate swaps qualify for cash flow hedge accounting treatment. During the three months ended March 31, 2018 and 2017, neither of our cash flow swaps contained any ineffectiveness, nor was any ineffectiveness recognized in earnings. Information about the effect of our interest rate swap agreements on the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, is as follows (in millions):

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Loss to Earnings
2018	$2.6	Swap interest expense	$(0.2)
2017	$0.1	Swap interest expense	$(0.6)

 On the basis of yield curve conditions as of March 31, 2018 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $0.3 million.
10. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2018 and 2017, we made interest payments, including amounts capitalized, totaling $10.1 million and $9.5 million, respectively. Included in these interest payments are $6.3 million and $5.2 million, of floor plan interest payments during the three months ended March 31, 2018 and 2017, respectively.
During the three months ended March 31, 2018 we made income tax payments, net of refunds received totaling $0.2 million. During the three months ended March 31, 2017, no material income tax payments were made. However, we received refunds totaling $2.0 million.
During the three months ended March 31, 2018 and 2017, we transferred $44.7 million and $31.9 million, respectively, of loaner vehicles from Other Current Assets to Inventories on our Condensed Consolidated Balance Sheets.
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
A significant portion of our business involves the sale of vehicles, parts, or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages, and general political and socio-economic conditions in foreign countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs, or other restrictions, or adjust presently prevailing quotas, duties, or tariffs, which may affect our operations, and our ability to purchase imported vehicles and/or parts at reasonable prices.
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
We had $12.8 million of letters of credit outstanding as of March 31, 2018, which are required by certain of our insurance providers. In addition, as of March 31, 2018, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking statement contained herein.

OVERVIEW
We are one of the largest automotive retailers in the United States. As of March 31, 2018 we owned and operated 95 new vehicle franchises (81 dealership locations), representing 29 brands of automobiles and 25 collision centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of March 31, 2018, our new vehicle revenue brand mix consisted of 47% imports, 33% luxury, and 20% domestic brands.
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
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. was 17.2 million during the three months ended March 31, 2018 and 2017. The automotive retail business continues to benefit from the availability of credit to consumers, strong consumer confidence and relatively low overall unemployment levels, fuel prices, and interest rates. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter-to-quarter by changing economic conditions, vehicle manufacturer incentive programs, adverse weather events, or other developments outside our control.
Our gross profit margin varies with our revenue mix. Sales of new vehicles generally result in a lower gross profit margin than used vehicle sales, sales of parts and service, and sales of F&I products. As a result, when used vehicle, parts and service, and F&I revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase.
Selling, general, and administrative ("SG&A") expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions) or controllable (such as advertising), which we believe allows us to adapt to changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit, advertising expense on a per vehicle retailed ("PVR") basis, and all other SG&A expenses in the aggregate as a percentage of total gross profit.
We had total available liquidity of $378.4 million as of March 31, 2018, which consisted of cash and cash equivalents of $4.8 million, $29.4 million of funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floorplan facility that is able to be re-designated to our revolving credit facility, $47.2 million of availability under our revolving credit facility, and $107.0 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$857.1	$832.5	$24.6	3%
Used vehicle	484.6	461.8	22.8	5%
Parts and service	199.3	191.5	7.8	4%
Finance and insurance, net	68.2	65.9	2.3	3%
TOTAL REVENUE	1,609.2	1,551.7	57.5	4%
GROSS PROFIT:
New vehicle	38.6	40.4	(1.8)	(4)%
Used vehicle	33.5	33.9	(0.4)	(1)%
Parts and service	125.1	119.9	5.2	4%
Finance and insurance, net	68.2	65.9	2.3	3%
TOTAL GROSS PROFIT	265.4	260.1	5.3	2%
OPERATING EXPENSES:
Selling, general, and administrative	184.2	181.1	3.1	2%
Depreciation and amortization	8.2	7.9	0.3	4%
Other operating income, net	(0.2)	(1.2)	1.0	83%
INCOME FROM OPERATIONS	73.2	72.3	0.9	1%
OTHER EXPENSES:
Floor plan interest expense	6.6	5.3	1.3	25%
Other interest expense, net	13.0	13.3	(0.3)	(2)%
Swap interest expense	0.2	0.6	(0.4)	(67)%
Total other expenses, net	19.8	19.2	0.6	3%
INCOME BEFORE INCOME TAXES	53.4	53.1	0.3	1%
Income tax expense	13.3	19.1	(5.8)	(30)%
NET INCOME	$40.1	$34.0	$6.1	18%
Net income per common share—Diluted	$1.93	$1.61	$0.32	20%

	For the Three Months Ended March 31,
	2018	2017
REVENUE MIX PERCENTAGES:
New vehicle	53.3%	53.7%
Used vehicle retail	27.1%	26.8%
Used vehicle wholesale	3.0%	3.0%
Parts and service	12.4%	12.3%
Finance and insurance, net	4.2%	4.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	14.5%	15.5%
Used vehicle retail	12.2%	12.8%
Used vehicle wholesale	0.5%	0.3%
Parts and service	47.1%	46.1%
Finance and insurance, net	25.7%	25.3%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.5%	16.8%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.4%	69.6%
Total revenue during the three months ended March 31, 2018 increased by $57.5 million (4%) compared to the three months ended March 31, 2017, due to a $24.6 million (3%) increase in new vehicle revenue, a $22.8 million (5%) increase in used vehicle revenue, a $7.8 million (4%) increase in parts and service revenue, and a $2.3 million (3%) increase in F&I, net revenue. The $5.3 million increase in gross profit during the three months ended March 31, 2018 was driven by a $5.2 million (4%) increase in parts and service gross profit, and a $2.3 million (3%) increase in F&I gross profit, partially offset by a decrease of $1.8 million (4%) in new vehicle gross profit and a $0.4 million (1%) decrease in used vehicle gross profit. For the three months ended March 31, 2018, our total gross profit margin decreased 30 basis points to 16.5%.
Income from operations during the three months ended March 31, 2018 increased by $0.9 million (1%) compared to the three months ended March 31, 2017, due to a $5.3 million increase in gross profit offset by a $3.1 million (2%) increase in SG&A expenses, a $1.0 million (83%) decrease in other operating income, net, and a $0.3 million (4%) increase in depreciation and amortization expense. Total other expenses, net increased by $0.6 million (3%), primarily due to a $1.3 million (25%) increase in floor plan interest expense, partially offset by a $0.4 million (67%) decrease in swap interest expense, and a $0.3 million (2%) decrease in other interest expense, net. As a result, income before income taxes increased $0.3 million (1%) to $53.4 million for the three months ended March 31, 2018. The decrease in income tax expense of $5.8 million (30%) is due to a lower effective tax rate, partially offset by a $0.3 million (1%) increase in income before income taxes. Overall, net income increased by $6.1 million (18%) during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
On January 1, 2018, we adopted ASC 606 using the modified retrospective method for all contracts not completed as of that date and recognized a cumulative effect adjustment to retained earnings. Our prior period comparative information has not been adjusted and continues to be reported under accounting standards in effect for those periods. The net impact of adopting ASC 606 in the first quarter was a reduction to net income of $0.9 million. Refer to footnote 2 for additional information related our adoption of ASC 606.
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

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$286.0	$272.8	$13.2	5%
Import	398.7	380.7	18.0	5%
Domestic	172.4	179.0	(6.6)	(4)%
Total new vehicle revenue	$857.1	$832.5	$24.6	3%
Gross profit:
Luxury	$19.5	$18.1	$1.4	8%
Import	11.2	14.3	(3.1)	(22)%
Domestic	7.9	8.0	(0.1)	(1)%
Total new vehicle gross profit	$38.6	$40.4	$(1.8)	(4)%
New vehicle units:
Luxury	5,252	5,114	138	3%
Import	14,021	13,674	347	3%
Domestic	4,386	4,678	(292)	(6)%
Total new vehicle units	23,659	23,466	193	1%

Same Store:
Revenue:
Luxury	$286.0	$272.8	$13.2	5%
Import	383.7	379.7	4.0	1%
Domestic	166.1	177.6	(11.5)	(6)%
Total new vehicle revenue	$835.8	$830.1	$5.7	1%
Gross profit:
Luxury	$19.5	$18.1	$1.4	8%
Import	10.8	14.3	(3.5)	(24)%
Domestic	7.5	7.9	(0.4)	(5)%
Total new vehicle gross profit	$37.8	$40.3	$(2.5)	(6)%
New vehicle units:
Luxury	5,252	5,114	138	3%
Import	13,511	13,637	(126)	(1)%
Domestic	4,202	4,639	(437)	(9)%
Total new vehicle units	22,965	23,390	(425)	(2)%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2018	2017
As Reported:
Revenue per new vehicle sold	$36,227	$35,477	$750	2%
Gross profit per new vehicle sold	$1,632	$1,722	$(90)	(5)%
New vehicle gross margin	4.5%	4.9%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,713	$3,539	$174	5%
New vehicle gross margin	6.8%	6.6%	0.2%
Import:
Gross profit per new vehicle sold	$799	$1,046	$(247)	(24)%
New vehicle gross margin	2.8%	3.8%	(1.0)%
Domestic:
Gross profit per new vehicle sold	$1,801	$1,710	$91	5%
New vehicle gross margin	4.6%	4.5%	0.1%

Same Store:
Revenue per new vehicle sold	$36,395	$35,490	$905	3%
Gross profit per new vehicle sold	$1,646	$1,723	$(77)	(4)%
New vehicle gross margin	4.5%	4.9%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,713	$3,539	$174	5%
New vehicle gross margin	6.8%	6.6%	0.2%
Import:
Gross profit per new vehicle sold	$799	$1,049	$(250)	(24)%
New vehicle gross margin	2.8%	3.8%	(1.0)%
Domestic:
Gross profit per new vehicle sold	$1,785	$1,703	$82	5%
New vehicle gross margin	4.5%	4.4%	0.1%
New vehicle revenue increased by $24.6 million (3%) as a result of a 1% increase in new vehicle units sold, coupled with a 2% increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $5.7 million (1%) as a result of a 3% increase in revenue per new vehicle sold, partially offset by a 2% decrease in new vehicle units sold.
Same store new vehicle gross profit for the three months ended March 31, 2018 decreased by $2.5 million (6%), due to a 4% decrease in gross profit per new vehicle sold. Same store new vehicle gross margin for the three months ended March 31, 2018 decreased by 40 basis points to 4.5%. The decrease in our same store gross profit margin was primarily attributable to margin pressure in our import brands.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$435.8	$415.4	$20.4	5%
Used vehicle wholesale revenue	48.8	46.4	2.4	5%
Used vehicle revenue	$484.6	$461.8	$22.8	5%
Gross profit:
Used vehicle retail gross profit	$32.2	$33.0	$(0.8)	(2)%
Used vehicle wholesale gross profit	1.3	0.9	0.4	(44)%
Used vehicle gross profit	$33.5	$33.9	$(0.4)	(1)%
Used vehicle retail units:
Used vehicle retail units	20,570	20,067	503	3%

Same Store:
Revenue:
Used vehicle retail revenue	$425.2	$410.6	$14.6	4%
Used vehicle wholesale revenue	47.6	45.7	1.9	4%
Used vehicle revenue	$472.8	$456.3	$16.5	4%
Gross profit:
Used vehicle retail gross profit	$31.1	$32.7	$(1.6)	(5)%
Used vehicle wholesale gross profit	1.4	1.0	0.4	40%
Used vehicle gross profit	$32.5	$33.7	$(1.2)	(4)%
Used vehicle retail units:
Used vehicle retail units	20,000	19,770	230	1%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2018	2017
As Reported:
Revenue per used vehicle retailed	$21,186	$20,701	$485	2%
Gross profit per used vehicle retailed	$1,565	$1,644	$(79)	(5)%
Used vehicle retail gross margin	7.4%	7.9%	(0.5)%

Same Store:
Revenue per used vehicle retailed	$21,260	$20,769	$491	2%
Gross profit per used vehicle retailed	$1,555	$1,654	$(99)	(6)%
Used vehicle retail gross margin	7.3%	8.0%	(0.7)%
______________________________
NM—Not Meaningful
Used vehicle revenue increased by $22.8 million (5%) due to a $20.4 million (5%) increase in used vehicle retail revenue and a $2.4 million (5%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $16.5 million (4%) due to a $14.6 million (4%) increase in same store used vehicle retail revenue and a $1.9 million (4%) increase in same store used vehicle wholesale revenues. For the three months ended March 31, 2018 same store used vehicle retail gross profit decreased $1.6 million (5%) as a result of a 6% decrease in used vehicle gross profit per vehicle retailed, partially offset by a 1% increase in unit sales resulting is used vehicle retail gross margin of 7.3%. We primarily attribute the 70 basis point decrease in same store used vehicle retail gross margin to increased competition and price transparency within the used vehicle marketplace. We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 29 days of supply as of March 31, 2018.

Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions)
As Reported:
Parts and service revenue	$199.3	$191.5	$7.8	4%
Parts and service gross profit:
Customer pay	70.6	66.3	4.3	6%
Warranty	19.0	20.3	(1.3)	(6)%
Wholesale parts	5.8	5.2	0.6	12%
Parts and service gross profit, excluding reconditioning and preparation	$95.4	$91.8	$3.6	4%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	47.9%	—%
Reconditioning and preparation	$29.7	$28.1	$1.6	6%
Total parts and service gross profit	$125.1	$119.9	$5.2	4%
Total parts and service gross margin	62.8%	62.6%	0.2%

Same Store:
Parts and service revenue	$196.2	$191.1	$5.1	3%
Parts and service gross profit:
Customer pay	69.6	66.1	3.5	5%
Warranty	18.7	20.3	(1.6)	(8)%
Wholesale parts	5.7	5.2	0.5	10%
Parts and service gross profit, excluding reconditioning and preparation	$94.0	$91.6	$2.4	3%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	47.9%	—%
Reconditioning and preparation	$28.9	$27.9	$1.0	4%
Total parts and service gross profit	$122.9	$119.5	$3.4	3%
Total parts and service gross margin	62.6%	62.5%	0.1%
The $7.8 million (4%) increase in parts and service revenue was primarily the result of a $7.0 million (6%) increase in customer pay revenue and a $3.1 million (11%) increase in wholesale parts revenue, partially offset by a $2.3 million (6%) decrease in warranty revenue. Same store parts and service revenue increased by $5.1 million (3%) from $191.1 million for the three months ended March 31, 2017 to $196.2 million for the three months ended March 31, 2018. The increase in same store parts and service revenue was primarily due to a $5.3 million (4%) increase in customer pay revenue and a $2.6 million (10%) increase in wholesale parts revenue, partially offset by a $2.8 million (7%) decrease in warranty revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $3.6 million (4%) to $95.4 million and same store gross profit, excluding reconditioning and preparation, increased by $2.4 million (3%) to $94.0 million. The increase in same store gross profit is primarily due to the increase in customer pay gross profit, which has continued to benefit from our strategic focus to improve customer retention.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$68.2	$65.9	$2.3	3%
Finance and insurance, net per vehicle sold	$1,542	$1,514	$28	2%

Same Store:
Finance and insurance, net	$67.0	$65.4	$1.6	2%
Finance and insurance, net per vehicle sold	$1,559	$1,515	$44	3%
F&I, net revenue increased $2.3 million (3%) during the three months ended March 31, 2018 when compared to the three months ended March 31, 2017, with same store F&I, net revenue increasing by $1.6 million (2%) over the same time period. We continued to benefit from favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs
Selling, General, and Administrative Expense—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2018	% of Gross Profit	2017	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$89.1	33.6%	$87.3	33.6%	$1.8	—%
Sales compensation	27.4	10.3%	27.1	10.4%	0.3	(0.1)%
Share-based compensation	3.2	1.2%	3.2	1.2%	—	—%
Outside services	20.1	7.6%	20.4	7.8%	(0.3)	(0.2)%
Advertising	7.7	2.9%	7.6	2.9%	0.1	—%
Rent	6.3	2.4%	6.9	2.7%	(0.6)	(0.3)%
Utilities	3.9	1.5%	3.7	1.4%	0.2	0.1%
Insurance	3.0	1.1%	2.3	0.9%	0.7	0.2%
Other	23.5	8.8%	22.6	8.7%	0.9	0.1%
Selling, general, and administrative expense	$184.2	69.4%	$181.1	69.6%	$3.1	(0.2)%
Gross profit	$265.4		$260.1

Same Store:
Personnel costs	$87.1	33.5%	$86.6	33.4%	$0.5	0.1%
Sales compensation	26.7	10.3%	26.9	10.4%	(0.2)	(0.1)%
Share-based compensation	3.2	1.2%	3.2	1.2%	—	—%
Outside services	19.7	7.6%	20.1	7.8%	(0.4)	(0.2)%
Advertising	7.5	2.9%	7.5	2.9%	—	—%
Rent	6.3	2.4%	6.9	2.7%	(0.6)	(0.3)%
Utilities	3.8	1.5%	3.6	1.4%	0.2	0.1%
Insurance	2.9	1.1%	2.2	0.8%	0.7	0.3%
Other	$23.2	8.8%	$22.5	8.7%	0.7	0.1%
Selling, general, and administrative expense	$180.4	69.3%	$179.5	69.3%	$0.9	—%
Gross profit	$260.2		$258.9

SG&A expense as a percentage of gross profit was 69.4% for the three months ended March 31, 2018 compared to 69.6% for the three months ended March 31, 2017, as decrease of 20 basis points. Same store SG&A expense as a percentage of gross profit remained consistent for the three months ended March 31, 2018 and 2017 at 69.3%. The Company benefited from a 30 basis point decrease in rent expense on both a total company and same store basis primarily as a result of lease terminations and lease buyouts that occurred during 2017. The decrease in rent expense was offset by slightly higher insurance and utilities expense along with additional investments in our omni-channel capabilities.
Other Operating Income, net —
Other operating income, net which includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items was $0.2 million for the three months ended March 31, 2018 compared with other operating income, net of $1.2 million in the comparable 2017 period.
During the three months ended March 31, 2017, we recognized a $0.9 million gain in other operating income, net resulting from legal settlements.
Floor Plan Interest Expense —
Floor plan interest expense increased by $1.3 million (25%) to $6.6 million during the three months ended March 31, 2018 compared to $5.3 million for the three months ended March 31, 2017, primarily as a result of an increase in the London Inter-bank Offered Rate (LIBOR) from which our floor plan interest rate is calculated.
Income Tax Expense —
The $5.8 million (30%) decrease in income tax expense was the result of a lower effective tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. Our effective tax rate was 24.9 % for the three months ended March 31, 2018 compared to 36.0% for the three months ended March 31, 2017. We expect our effective tax rate to be between 25% and 26% for 2018. In addition, our effective tax rate could be materially impacted by the new limitations under Internal Revenue Code Section 162(m) as it relates to the deferred tax asset for certain components of share-based compensation. We have not been able to make a reasonable estimate of the potential impact and continue to account for the deferred tax asset based on the provisions of the tax laws that were in effect immediately prior to enactment. We will complete our accounting for the Tax Act after we have considered additional guidance issued by the U.S. Treasury Department, state tax authorities, and other standard-setting bodies, and have gathered and analyzed additional data relative to our calculations.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2018, we had total available liquidity of $378.4 million, which consisted of cash and cash equivalents of $4.8 million, $29.4 million of available funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floor plan facility that is able to be re-designated to our revolving credit facility, $47.2 million of availability under our revolving credit facility, and $107.0 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of March 31, 2018, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see "Covenants" below.
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

We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, refer to the "Long-Term Debt" footnote included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

•
2016 Senior Credit Facility — On July 25, 2016, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement with Bank of America, as administrative agent, and the other lenders party thereto.

The 2016 Senior Credit Facility provides for the following:

Revolving Credit Facility —A $250.0 million revolving credit facility (the "Revolving Credit Facility") for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As described below, as of March 31, 2018, we re-designated $190.0 million of availability from the Revolving Credit Facility to the New Vehicle Floor Plan Facility (as defined below), resulting in $60.0 million of borrowing capacity. In addition, we had $12.8 million in outstanding letters of credit, resulting in $47.2 million of borrowing availability as of March 31, 2018.

New Vehicle Floor Plan Facility — A $900.0 million new vehicle revolving floor plan facility (the "New Vehicle Floor Plan Facility"). In connection with the New Vehicle Floor Plan Facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of March 31, 2018, we had $684.6 million, which is net of $16.8 million in our floor plan offset account, outstanding under the New Vehicle Floor Plan Facility.

Used Vehicle Floor Plan Facility —A $150.0 million used vehicle revolving floor plan facility (the "Used Vehicle Floor Plan Facility") to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $107.0 million based on our borrowing base calculation as of March 31, 2018. We have with nothing drawn on our used vehicle floor plan facility as of March 31, 2018.

Subject to compliance with certain conditions, the agreement governing the 2016 Senior Credit Facility provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $325.0 million in the aggregate without lender consent.

At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our current borrowing availability under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of March 31, 2018, we re-designated $190.0 million of availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility. We re-designated this amount to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility.

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

•
Manufacturer affiliated new vehicle floor plan and other financing facilities — We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory, which matures on December 5, 2019. We also have established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of March 31, 2018, we had $110.5 million, net of $12.6 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $85.3 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
6.0% Senior Subordinated Notes due 2024 — as of March 31, 2018 we had $600.0 million in aggregate principal amount outstanding related to our 6.0% Notes. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024.

•	Mortgage notes — as of March 31, 2018, we had $137.7 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.

•
Restated Master Loan Agreement — provides for term loans to certain of our subsidiaries (the "Restated Master Loan Agreement"). Borrowings under the Restated Master Loan Agreement are guaranteed by us and are collateralized by the real property financed under the Restated Master Loan Agreement. As of March 31, 2018, the outstanding balance under the Restated Master Loan Agreement was $87.2 million. There is no further borrowing availability under this agreement.

•
Real Estate Credit Agreement — a real estate term loan credit agreement with borrowings collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder (the "Real Estate Credit Agreement"). As of March 31, 2018, we had $47.7 million of mortgage note obligations outstanding under the Real Estate Credit Agreement. There is no further borrowing availability under this agreement.

Covenants
We are subject to a number of customary covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2018.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements. Our 2016 Senior Credit Facility and our indenture governing our 6.0% Notes permit us to make an unlimited amount of restricted payments so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of March 31, 2018, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.

On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). On January 24, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions from time to time.
During the three months ended March 31, 2018, we repurchased 296,822 shares, respectively, of our common stock under the Repurchase Program for a total of $20.0 million. As of March 31, 2018, we had remaining authorization to repurchase $80.0 million in shares of our common stock under the Repurchase Program.
During the three months ended March 31, 2018, we also repurchased 65,412 shares of our common stock for $4.4 million from employees in connection with a net share settlement feature of employee equity-based awards.
Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade"), and all floor plan notes payable relating to used vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities on the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity on the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying Condensed Consolidated Statements of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
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

	For the Three Months Ended March 31,
	2018	2017
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$35.8	$98.3
New vehicle floor plan borrowings (repayments)—non-trade, net	47.2	(15.4)
Cash provided by operating activities, as adjusted	$83.0	$82.9
Operating Activities—
Net cash provided by operating activities totaled $35.8 million and $98.3 million, for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by operating activities, as adjusted, totaled $83.0 million and $82.9 million for the three months ended March 31, 2018 and 2017, respectively.
The $0.1 million increase in our net cash provided by operating activities, as adjusted, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily the result of the following:

•	$30.6 million related to a increase in inventory, net of floor plan notes payable;

•	$8.5 million related to the change in other current and non-current assets and liabilities; and

•	$6.3 million related to an increase in non-cash adjustments to net income.
The increase in our cash provided by operating activities, as adjusted, was partially offset by the following:

•	$38.4 million related to a decrease in accounts payable and accrued liabilities; and

•	$6.9 million decrease related to the the timing of collection of accounts receivable and contracts-in-transit during 2018 compared to 2017.

Investing Activities—
Net cash used in investing activities totaled $64.4 million and $85.5 million, for the three months ended March 31, 2018 and 2017, respectively. Capital expenditures, excluding the purchase of real estate, were $3.3 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively. We expect that capital expenditures for 2018 will total approximately $50.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
During the three months ended March 31, 2018, we acquired one franchise (one dealership location) for a purchase price of $46.5 million which included $1.0 million of holdback. During the three months ended March 31, 2017 we acquired two franchises (two dealership locations) and one collision center for an aggregate purchase price of $80.1 million.
During the three months ended March 31, 2018, we received cash proceeds of $2.0 million from the sale of a property that was included in Assets Held for Sale as of December 31, 2017.
During the three months ended March 31, 2018, purchases of real estate totaled $17.6 million.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash provided by financing activities totaled $28.7 million for the three months ended March 31, 2018. Net cash used in financing activities totaled $13.1 million for the three months ended March 31, 2017.
During the three months ended March 31, 2018 and 2017, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $1,014.0 million and $908.4 million, respectively, and non-trade floor plan repayments of $966.8 million and $923.8 million, respectively.

In addition, during the three months ended March 31, 2018 and 2017, we had non-trade floor plan borrowings of $9.5 million and $25.1 million respectively, related to acquisitions.
Repayments of borrowings totaled $3.6 million and $3.8 million, for the three months ended March 31, 2018 and 2017, respectively.
During the three months ended March 31, 2018, we repurchased a total of 296,822 shares of our common stock under our Repurchase Program for a total of $20.0 million and 65,412 shares of our common stock for $4.4 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 11 "Commitments and Contingencies" of the Notes hereto.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $781.7 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of March 31, 2018, a 100 basis point change in interest rates could result in a change of as much as $7.8 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the three months ended March 31, 2018 and 2017 by $8.7 million and $8.5 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $89.0 million as of March 31, 2018 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of March 31, 2018 was $59.3 million and will reduce over its remaining term to $38.7 million at maturity.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 30, 2014, our Board of Directors authorized our Repurchase Program. On January 24, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of shares of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.
 During the three months ended March 31, 2018, we repurchased 296,822 shares of our common stock under the Repurchase Program for a total of $20.0 million. As of March 31, 2018, we had remaining authorization to repurchase $80.0 million in shares of our common stock under the Repurchase Program.
The following table sets forth information regarding stock repurchases by the Company on a monthly basis during the three month period ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
01/01/2018 - 01/31/2018	—	$—	—	$100.0
02/01/2018 - 02/28/2018	82,047	$68.36	82,047	$94.4
03/01/2018 - 03/31/2018	214,775	$66.99	214,775	$80.0
Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
4.1
Fifth Supplemental Indenture, dated as of February 5, 2018, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.1	Amendment No.1 to Amended and Restated Asbury Automotive Group, Inc. Key Executive Incentive Compensation Plan
10.2
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and John Hartman dated January 4, 2018 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

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

Asbury Automotive Group, Inc.

Date:	April 26, 2018	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date:	April 26, 2018	By:	/s/ Sean D. Goodman
		Name:	Sean D. Goodman
		Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
4.1
Fifth Supplemental Indenture, dated as of February 5, 2018, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.1	Amendment No.1 to Amended and Restated Asbury Automotive Group, Inc. Key Executive Incentive Compensation Plan
10.2
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and John Hartman dated January 4, 2018 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference