Form 10-Q
period 2018-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2018-07-25
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 24, 2018 was 20,352,895.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2.5	$4.7
Contracts-in-transit	145.2	193.3
Accounts receivable, net	111.9	128.5
Inventories	967.4	826.0
Assets held for sale	28.3	30.3
Other current assets	130.7	119.3
Total current assets	1,386.0	1,302.1
PROPERTY AND EQUIPMENT, net	871.9	834.2
GOODWILL	181.2	160.8
INTANGIBLE FRANCHISE RIGHTS	69.5	49.6
OTHER LONG-TERM ASSETS	12.3	10.0
Total assets	$2,520.9	$2,356.7
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$105.0	$104.2
Floor plan notes payable—non-trade, net	767.6	627.9
Current maturities of long-term debt	13.1	12.9
Accounts payable and accrued liabilities	283.3	313.2
Total current liabilities	1,169.0	1,058.2
LONG-TERM DEBT	855.6	862.6
DEFERRED INCOME TAXES	16.6	12.5
OTHER LONG-TERM LIABILITIES	29.2	29.2
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,164,584 and 40,969,987 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	569.2	563.5
Retained earnings	842.8	750.3
Treasury stock, at cost; 20,810,183 and 20,156,962 shares, respectively	(963.9)	(919.1)
Accumulated other comprehensive income (loss)	2.0	(0.9)
Total shareholders' equity	450.5	394.2
Total liabilities and shareholders' equity	$2,520.9	$2,356.7

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE:
New vehicle	$928.7	$882.9	$1,785.8	$1,715.4
Used vehicle	516.9	479.2	1,001.5	941.0
Parts and service	204.5	200.8	403.8	392.3
Finance and insurance, net	73.5	68.9	141.7	134.8
TOTAL REVENUE	1,723.6	1,631.8	3,332.8	3,183.5
COST OF SALES:
New vehicle	888.1	841.9	1,706.6	1,634.0
Used vehicle	482.8	446.5	933.9	874.4
Parts and service	74.9	76.3	149.1	147.9
TOTAL COST OF SALES	1,445.8	1,364.7	2,789.6	2,656.3
GROSS PROFIT	277.8	267.1	543.2	527.2
OPERATING EXPENSES:
Selling, general, and administrative	190.6	185.6	374.8	366.7
Depreciation and amortization	8.5	8.0	16.7	15.9
Other operating (income) expenses, net	(0.9)	1.9	(1.1)	0.7
INCOME FROM OPERATIONS	79.6	71.6	152.8	143.9
OTHER EXPENSES:
Floor plan interest expense	8.0	6.1	14.6	11.3
Other interest expense, net	13.2	13.4	26.2	26.8
Swap interest expense	0.2	0.6	0.4	1.2
Total other expenses, net	21.4	20.1	41.2	39.3
INCOME BEFORE INCOME TAXES	58.2	51.5	111.6	104.6
Income tax expense	15.0	19.6	28.3	38.7
NET INCOME	$43.2	$31.9	$83.3	$65.9
EARNINGS PER COMMON SHARE:
Basic—
Net income	$2.13	$1.53	$4.08	$3.15
Diluted—
Net income	$2.11	$1.52	$4.02	$3.12
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	20.3	20.8	20.4	20.9
Restricted stock	0.1	0.1	0.1	0.1
Performance share units	0.1	0.1	0.2	0.1
Diluted	20.5	21.0	20.7	21.1

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$43.2	$31.9	$83.3	$65.9
Other comprehensive income (loss):
Change in fair value of cash flow swaps	1.2	(0.5)	4.0	0.2
Income tax (expense) benefit associated with cash flow swaps	(0.4)	0.2	(1.1)	(0.1)
Comprehensive income	$44.0	$31.6	$86.2	$66.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$83.3	$65.9
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	16.7	15.9
Stock-based compensation	5.7	6.4
Deferred income taxes	—	0.2
Loaner vehicle amortization	11.2	11.3
Other adjustments, net	1.6	1.9
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	48.1	57.7
Accounts receivable	16.8	26.3
Inventories	(25.8)	59.3
Other current assets	(96.8)	(108.3)
Floor plan notes payable—trade, net	0.8	21.1
Accounts payable and accrued liabilities	(32.8)	(40.1)
Other long-term assets and liabilities, net	0.3	0.7
Net cash provided by operating activities	29.1	118.3
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(12.2)	(11.5)
Capital expenditures—real estate	(17.6)	(0.3)
Acquisitions	(91.3)	(80.1)
Proceeds from the sale of assets	2.0	—
Net cash used in investing activities	(119.1)	(91.9)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,240.5	1,991.4
Floor plan borrowings—acquisitions	22.7	25.1
Floor plan repayments—non-trade	(2,123.5)	(2,001.7)
Repayments of borrowings	(7.1)	(7.6)
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(44.8)	(34.3)
Net cash provided by (used in) financing activities	87.8	(27.1)
Net decrease in cash and cash equivalents	(2.2)	(0.7)
CASH AND CASH EQUIVALENTS, beginning of period	4.7	3.4
CASH AND CASH EQUIVALENTS, end of period	$2.5	$2.7

See Note 10 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States, operating 97 new vehicle franchises (83 dealership locations) in 17 metropolitan markets within nine states as of June 30, 2018. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of June 30, 2018, we offered 29 brands of new vehicles and our new vehicle revenue brand mix consisted of 47% imports, 33% luxury, and 20% domestic brands. We also operated 25 collision repair centers that serve customers in our local markets.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the Condensed Consolidated Financial Statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, have been included. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Revenue Recognition
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent amendments issued thereafter (collectively "ASC 606"), on January 1, 2018. Refer to Note 2 for additional information related to the Company’s adoption of ASC 606.
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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, a reduction in the U.S. federal corporate income tax rate from 35% to 21%.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes ("ASC 740").  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances and impact future taxable income.

We have not yet been able to make a reasonable estimate of the potential impact of the effect of the new limitations under Internal Revenue Code Section 162(m) as it relates to the deferred tax asset for certain components of share-based compensation and continue to account for the deferred tax asset based on the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Act. We will complete our accounting for the Tax Act in 2018 after we have considered additional guidance issued by the U.S. Treasury Department, state tax authorities and other standard-setting bodies, and we have gathered and analyzed additional data relative to our calculations. This may result in adjustments to our provisional amounts, which would impact our provision for income taxes and effective tax rate in the period the adjustments are made.
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
Recent Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update address several specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update were effective for interim and annual periods beginning after December 15, 2017 and include retrospective application. The Company adopted this ASU during the first quarter of 2018. The adoption of this ASU did not have a material impact to our consolidated financial statements for the six months ended June 30, 2018 and 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU were to be applied prospectively and were effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU 2017-01 during the first quarter of 2018. The adoption of this update did not have a material impact to our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard, and its related amendments, will supersede the existing lease accounting guidance and apply to all entities. This new standard defines new principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. This new standard will become effective for us on January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of this new standard, we expect that the right-of-use assets and the associated lease liabilities will be material to our consolidated financial statements. We are unable to quantify the impact at this time as the ultimate impact of adopting this new standard will depend on the total amount of our lease commitments as of the adoption date.
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
2. REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts not completed as of the date of adoption. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to retained earnings as of January 1, 2018. Therefore, prior period comparative information has not been adjusted and continues to be reported under accounting standards ("previous guidance" or "ASC 605") in effect for those periods.
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	(In millions)
Revenue:
New vehicle	$928.7	$1,785.8
Used vehicle retail	470.9	906.7
Used vehicle wholesale	46.0	94.8
New and used vehicle	1,445.6	2,787.3
Sale of vehicle parts and accessories	34.3	68.1
Vehicle repair and maintenance services	170.2	335.7
Parts and services	204.5	403.8
Finance and insurance, net	73.5	141.7
Total revenue	$1,723.6	$3,332.8
The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
New vehicle and used vehicle retail
Revenue from the sale of new and used vehicles (which excludes sales and other taxes) is recognized when the terms of the customer contract are satisfied which generally occurs with the signing of the sales contract and transfer of control of the vehicle to the customer. Incidental items that are immaterial in the context of the contract are accrued at the time of sale.
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

	As Reported	Adjustments		Balance at
	December 31, 2017	Vehicle Repair and Maintenance Services	Finance and Insurance, net	January 1, 2018
	(In millions)
Assets:
Inventories	$826.0	$(4.1)	$—	$821.9
Other current assets	119.3	6.4	10.0	135.7
Liabilities:
Deferred income taxes	$12.5	$0.6	$2.5	$15.6
Equity:
Retained earnings	$750.3	$1.7	$7.5	$759.5
Vehicle repair and maintenance services
Under the previous guidance, revenue was recognized at the time all repairs were completed. Under ASC 606, revenue is recognized as the Company satisfies its performance obligation. The amounts reflected within the table above relate to the Company’s measure of progress for open contracts as of January 1, 2018. In addition, contract assets are reported within Other Current Assets on the Company's Condensed Consolidated Balance Sheet.
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

Impact of New Revenue Guidance on Financial Statement Line Items
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Condensed Consolidated Balance Sheet and Statements of Income was as follows:

	As of June 30, 2018
	As Reported	Amounts Under ASC 605	Effect of Change Increase/(Decrease)
	(In millions)
Balance Sheet:
Assets:
Accounts receivable	$111.9	$118.4	$(6.5)
Inventories	967.4	969.9	(2.5)
Other current assets	130.7	117.8	12.9
Liabilities:
Accounts payable and accrued liabilities	$283.3	$283.7	$(0.4)
Deferred income taxes	16.6	13.5	3.1
Equity:
Retained earnings	$842.8	$841.6	$1.2

	For the Three Months Ended June 30, 2018
	As Reported	Amounts Under ASC 605	Effect of Change (Decrease)
	(In millions, except per share data)
Statement of Income:
Revenue:
Parts and service	$204.5	$205.6	$(1.1)
Finance and insurance, net	73.5	74.0	(0.5)
Cost of Sales:
Parts and service	74.9	75.7	(0.8)
Income before income taxes	58.2	59.0	(0.8)
Income tax expense	15.0	15.2	(0.2)
Net income	$43.2	$43.8	$(0.6)
Earnings Per Common Share:
Basic	$2.13	$2.16	$(0.03)
Diluted	$2.11	$2.14	$(0.03)

	For the Six Months Ended June 30, 2018
	As Reported	Amounts Under ASC 605	Effect of Change (Decrease)
	(In millions, except per share data)
Statement of Income:
Revenue:
Parts and service	$403.8	$406.2	$(2.4)
Finance and insurance, net	141.7	142.8	(1.1)
Cost of Sales:
Parts and service	149.1	150.7	(1.6)
Income before income taxes	111.6	113.5	(1.9)
Income tax expense	28.3	28.7	(0.4)
Net income	$83.3	$84.8	$(1.5)
Earnings Per Common Share:
Basic	$4.08	$4.16	$(0.08)
Diluted	$4.02	$4.10	$(0.08)
The following summarizes the changes to the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605:

•
ASC 606 accelerated the recognition of revenue and costs related to open vehicle repair orders in which recognition was previously deferred until the completion of the repair order. During the three months ended June 30, 2018, gross profit decreased $0.3 million due to differences in open repair orders as of June 30, 2018 compared to open repair orders as of March 31, 2018. During the six months ended June 30, 2018, gross profit decreased $0.8 million due to differences in open repair orders as of June 30, 2018 compared to open repair orders as of December 31, 2017.

•
ASC 606 accelerated the timing of recognition of certain retro-commission arrangements (i.e. variable consideration) reported within Finance and Insurance, net. Under ASC 605, retro-commission income was recorded at the time it was received from our third-party provider. During the three and six months ended June 30, 2018, net revenue decreased $0.5 million and $1.1 million, respectively, due to the difference between the amounts received compared to the Company's estimate of variable consideration, subject to a constraint, for products arranged during the same comparative periods.

Contract Assets
Changes in contract assets during the period are reflected in the table below. Contract assets related to vehicle repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2018	$6.4	$10.0	$16.4
Transferred to receivables from contract assets recognized at the beginning of the period	(6.4)	(3.2)	(9.6)
Increases related to revenue recognized, net of constraint amount, during the period	5.1	2.6	7.7
Contract Assets (Current), March 31, 2018	5.1	9.4	14.5
Transferred to receivables from contract assets recognized at the beginning of the period	(5.1)	(3.2)	(8.3)
Increases related to revenue recognized, net of constraint amount, during the period	4.0	2.7	6.7
Contract Assets (Current), June 30, 2018	$4.0	$8.9	$12.9
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
During the six months ended June 30, 2018, we acquired the assets of one franchise (one dealership location) in the Indianapolis, Indiana market and two franchises (two dealership locations) in the Atlanta, Georgia market for a combined purchase price of $93.2 million. Consideration paid (or payable) to fund these acquisitions included $68.6 million of cash, $22.7 million of floor plan borrowings for the purchase of the related new vehicle inventory, and purchase price holdbacks of $1.9 million for potential indemnity claims.
During the six months ended June 30, 2017, we acquired the assets of two franchises (two dealership locations) and one collision center in the Indianapolis, Indiana market for a purchase price of $80.1 million. We funded these acquisitions with $55.0 million of cash and $25.1 million of floor plan borrowings for the purchase of the related new vehicle inventory.
Below is the preliminary allocation of purchase price for the acquisitions completed during the six months ended June 30, 2018. We have not finalized our internal valuation of manufacturer franchise rights. The $40.3 million of goodwill and manufacturer rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a

15 year period.

As of
June 30, 2018
(In millions)
Inventory	$27.3
Real estate	23.5
Property and equipment	0.6
Goodwill	20.4
Manufacturer franchise rights	19.9
Loaner vehicles	1.7
Liabilities assumed	(0.2)
Total purchase price	$93.2

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	June 30, 2018	December 31, 2017
	(In millions)
Vehicle receivables	$41.9	$48.3
Manufacturer receivables	39.5	47.0
Other receivables	31.9	34.8
Total accounts receivable	113.3	130.1
Less—Allowance for doubtful accounts	(1.4)	(1.6)
Accounts receivable, net	$111.9	$128.5
5. INVENTORIES
Inventories consisted of the following:

	As of
	June 30, 2018	December 31, 2017
	(In millions)
New vehicles	$776.1	$646.5
Used vehicles	151.3	135.9
Parts and accessories	40.0	43.6
Total inventories	$967.4	$826.0
The lower of cost and net realizable value reserves reduced total inventories by $6.2 million and $5.7 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, certain automobile manufacturer incentives reduced new vehicle inventory cost by $9.1 million and $7.4 million, respectively, and reduced new vehicle cost of sales for the six months ended June 30, 2018 and 2017 by $19.7 million and $19.5 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
During the six months ended June 30, 2018, we sold one vacant property with a net book value of $2.0 million.
Assets held for sale, comprising real estate not currently used in our operations, totaled $28.3 million and $30.3 million as of June 30, 2018 and December 31, 2017, respectively. There were no liabilities associated with these real estate assets held for sale as of June 30, 2018 or December 31, 2017.

7. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	June 30, 2018	December 31, 2017
	(In millions)
Floor plan notes payable—trade	$117.0	$114.8
Floor plan notes payable offset account	(12.0)	(10.6)
Floor plan notes payable—trade, net	$105.0	$104.2

Floor plan notes payable—non-trade	$783.4	$666.6
Floor plan notes payable offset account	(15.8)	(38.7)
Floor plan notes payable—non-trade, net	$767.6	$627.9

We have established a floor plan notes payable offset account with Ford Motor Credit Company which allows us to transfer cash to the account as an offset of our outstanding Floor Plan Notes Payable—Trade. Additionally, we have a similar floor plan offset account with Bank of America which allows us to offset our outstanding Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset accounts into our operating cash accounts within one to two days. As of June 30, 2018 and December 31, 2017, we had $27.8 million and $49.3 million, respectively, in these floor plan offset accounts.
8. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of
	June 30, 2018	December 31, 2017
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed rates	136.2	139.1
Real estate credit agreement	46.9	48.5
Restated master loan agreement	85.9	88.5
Capital lease obligations	3.2	3.2
Total debt outstanding	872.2	879.3
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	6.4	6.8
Less—debt issuance costs	(9.9)	(10.6)
Long-term debt, including current portion	868.7	875.5
Less—current portion, net of current portion of debt issuance costs	(13.1)	(12.9)
Long-term debt	$855.6	$862.6

We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Senior Subordinated Notes due 2024 (our "6.0% Notes") have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of June 30, 2018, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
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
A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of
	June 30, 2018	December 31, 2017
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$606.4	$606.8
Mortgage notes payable	269.0	276.1
Total carrying value	$875.4	$882.9

Fair Value:
6.0% Senior Subordinated Notes due 2024	$592.5	$625.5
Mortgage notes payable	262.0	275.3
Total fair value	$854.5	$900.8

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month London Interbank Offered Rate ("LIBOR"), through maturity in February 2025. The notional value of this swap was $87.7 million as of June 30, 2018 and is reducing over its remaining term to $53.1 million at maturity.

In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional value of this swap was $58.3 million as of June 30, 2018 and is reducing over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value of our swaps was a $2.3 million asset as of June 30, 2018 and a $1.7 million liability as of December 31, 2017.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	June 30, 2018	December 31, 2017
	(In millions)
Accounts payable and accrued liabilities	$—	$1.0
Other long-term (assets) or liabilities	(2.3)	0.7
Total fair value	$(2.3)	$1.7
Both of our interest rate swaps qualify for cash flow hedge accounting treatment. During the three and six months ended June 30, 2018 and 2017, neither of our cash flow swaps contained any ineffectiveness, nor was any ineffectiveness recognized in earnings. Information about the effect of our interest rate swap agreements on the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, is as follows (in millions):

For the Three Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings - Active Swaps
2018	$1.0	Swap interest expense	$(0.2)
2017	$(1.1)	Swap interest expense	$(0.6)

For the Six Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings–Active Swaps
2018	$3.6	Swap interest expense	$(0.4)
2017	$(1.0)	Swap interest expense	$(1.2)
 On the basis of yield curve conditions as of June 30, 2018 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Income into earnings within the next 12 months will be losses of less than $0.1 million.
10. SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2018 and 2017, we made interest payments, including amounts capitalized, totaling $39.8 million and $37.9 million, respectively. Included in these interest payments are $14.0 million and $11.1 million, of floor plan interest payments during the six months ended June 30, 2018 and 2017, respectively.
During the six months ended June 30, 2018 and 2017, we made income tax payments, net of refunds received totaling $27.3 million and $70.7 million, respectively.
During the six months ended June 30, 2018 and 2017, we transferred $92.4 million and $68.6 million, respectively, of loaner vehicles from Other Current Assets to Inventories on our Condensed Consolidated Balance Sheets.

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
We had $16.0 million of letters of credit outstanding as of June 30, 2018, which are required by certain of our insurance providers. In addition, as of June 30, 2018, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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

•	the availability of manufacturer incentive programs and our ability to earn these incentives;

•	failure of our management information systems or any security breaches;

•	changes in laws and regulations governing the operation of automobile franchises, including consumer protections, accounting standards, taxation requirements, and environmental laws;

•	changes in, or the imposition of, new tariffs or trade restrictions on imported vehicles or parts;

•	adverse results from litigation or other similar proceedings involving us;

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

OVERVIEW
We are one of the largest automotive retailers in the United States. As of June 30, 2018 we owned and operated 97 new vehicle franchises (83 dealership locations), representing 29 brands of automobiles and 25 collision centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of June 30, 2018, our new vehicle revenue brand mix consisted of 47% imports, 33% luxury, and 20% domestic brands.
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
Our continued organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix, and the production and allocation of desirable vehicles from the automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices, and employment levels. Additionally, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control and may include manufacturer imposed stop-sales or open safety recalls, primarily due to, but not limited to, vehicle safety concerns or a vehicle's failure to meet environmental related requirements. Further, governmental actions, such as the imposition of tariffs or trade restrictions on imported goods, may adversely affect vehicle sales and depress demand. However, we believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure, and (iii) our diversified brand and geographic mix.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended June 30, 2018 was 17.2 million compared 16.8 million during the three months ended June 30, 2017. The automotive retail business continues to benefit from the availability of credit to consumers, strong consumer confidence and relatively low unemployment levels, fuel prices, and interest rates. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter-to-quarter by changing economic conditions, vehicle manufacturer incentive programs, adverse weather events, or other developments outside our control.
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
We had total available liquidity of $349.4 million as of June 30, 2018, which consisted of cash and cash equivalents of $2.5 million, $27.8 million of funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floorplan facility that is able to be re-designated to our revolving credit facility, $44.0 million of availability under our revolving credit facility, and $85.1 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$928.7	$882.9	$45.8	5%
Used vehicle	516.9	479.2	37.7	8%
Parts and service	204.5	200.8	3.7	2%
Finance and insurance, net	73.5	68.9	4.6	7%
TOTAL REVENUE	1,723.6	1,631.8	91.8	6%
GROSS PROFIT:
New vehicle	40.6	41.0	(0.4)	(1)%
Used vehicle	34.1	32.7	1.4	4%
Parts and service	129.6	124.5	5.1	4%
Finance and insurance, net	73.5	68.9	4.6	7%
TOTAL GROSS PROFIT	277.8	267.1	10.7	4%
OPERATING EXPENSES:
Selling, general, and administrative	190.6	185.6	5.0	3%
Depreciation and amortization	8.5	8.0	0.5	6%
Other operating (income) expenses, net	(0.9)	1.9	(2.8)	(147)%
INCOME FROM OPERATIONS	79.6	71.6	8.0	11%
OTHER EXPENSES:
Floor plan interest expense	8.0	6.1	1.9	31%
Other interest expense, net	13.2	13.4	(0.2)	(1)%
Swap interest expense	0.2	0.6	(0.4)	(67)%
Total other expenses, net	21.4	20.1	1.3	6%
INCOME BEFORE INCOME TAXES	58.2	51.5	6.7	13%
Income tax expense	15.0	19.6	(4.6)	(23)%
NET INCOME	$43.2	$31.9	$11.3	35%
Net income per common share—Diluted	$2.11	$1.52	$0.59	39%

	For the Three Months Ended June 30,
	2018	2017
REVENUE MIX PERCENTAGES:
New vehicle	53.9%	54.1%
Used vehicle retail	27.2%	26.4%
Used vehicle wholesale	2.7%	3.0%
Parts and service	11.9%	12.3%
Finance and insurance, net	4.3%	4.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	14.6%	15.4%
Used vehicle retail	12.0%	12.1%
Used vehicle wholesale	0.2%	0.1%
Parts and service	46.7%	46.6%
Finance and insurance, net	26.5%	25.8%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.1%	16.4%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.6%	69.5%
Total revenue during the second quarter of 2018 increased by $91.8 million (6%) compared to the second quarter of 2017, due to a $45.8 million (5%) increase in new vehicle revenue, a $37.7 million (8%) increase in used vehicle revenue, and a $3.7 million (2%) increase in parts and service revenue, and a $4.6 million (7%) increase in F&I, net revenue. During the three months ended June 30, 2018, gross profit increased by $10.7 million (4%) driven by a $5.1 million (4%) increase in parts and service gross profit, a $4.6 million (7%) increase in F&I gross profit, and a $1.4 million (4%) increase in used vehicle gross profit, partially offset by a $0.4 million (1%) decrease in new vehicle gross profit.
Income from operations during the second quarter of 2018 increased by $8.0 million (11%) compared to the second quarter of 2017, primarily due to the $10.7 million (4%) increase in gross profit and a $2.8 million decrease in other operating (income) expenses, net partially offset by a $5.0 million (3%) increase in SG&A expense and a $0.5 million (6%) increase in depreciation and amortization expenses. Total other expenses, net increased by $1.3 million (6%), primarily due to a $1.9 million (31%) increase in floor plan interest expense, partially offset by a $0.4 million (67%) decrease in swap interest expense and a $0.2 million decrease in other interest expense, net during the second quarter of 2018. As a result, income before income taxes increased $6.7 million (13%). The $4.6 million (23%) decrease in income tax expense was due to a decrease in our effective tax from 38.1% for the second quarter of 2017 to 25.8% for the second quarter of 2018. Overall, net income increased by $11.3 million (35%) during the second quarter of 2018 as compared to the second quarter of 2017.
On January 1, 2018, we adopted ASC 606 using the modified retrospective method for all contracts not completed as of that date and recognized a cumulative effect adjustment to retained earnings. Our prior period comparative information has not been adjusted and continues to be reported under accounting standards in effect for those periods. The net impact of adopting ASC 606 for the three months ended June 30, 2018 was a reduction to net income of $0.6 million. For additional information related to the adoption effects of this new revenue recognition standard, please refer to Note 2 "Revenue Recognition" within the accompanying Condensed Consolidated Financial Statements.
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

New Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$299.9	$291.1	$8.8	3%
Import	435.6	410.9	24.7	6%
Domestic	193.2	180.9	12.3	7%
Total new vehicle revenue	$928.7	$882.9	$45.8	5%
Gross profit:
Luxury	$19.4	$18.2	$1.2	7%
Import	12.5	14.0	(1.5)	(11)%
Domestic	8.7	8.8	(0.1)	(1)%
Total new vehicle gross profit	$40.6	$41.0	$(0.4)	(1)%
New vehicle units:
Luxury	5,590	5,504	86	2%
Import	15,478	14,833	645	4%
Domestic	5,001	4,794	207	4%
Total new vehicle units	26,069	25,131	938	4%

Same Store:
Revenue:
Luxury	$299.9	$291.1	$8.8	3%
Import	417.2	410.9	6.3	2%
Domestic	189.4	180.9	8.5	5%
Total new vehicle revenue	$906.5	$882.9	$23.6	3%
Gross profit:
Luxury	$19.4	$18.2	$1.2	7%
Import	11.6	14.0	(2.4)	(17)%
Domestic	8.6	8.8	(0.2)	(2)%
Total new vehicle gross profit	$39.6	$41.0	$(1.4)	(3)%
New vehicle units
Luxury	5,590	5,504	86	2%
Import	14,813	14,833	(20)	—%
Domestic	4,892	4,795	97	2%
Total new vehicle units	25,295	25,132	163	1%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
As Reported:
Revenue per new vehicle sold	$35,625	$35,132	$493	1%
Gross profit per new vehicle sold	$1,557	$1,631	$(74)	(5)%
New vehicle gross margin	4.4%	4.6%	(0.2)%

Luxury:
Gross profit per new vehicle sold	$3,470	$3,307	$163	5%
New vehicle gross margin	6.5%	6.3%	0.2%
Import:
Gross profit per new vehicle sold	$808	$944	$(136)	(14)%
New vehicle gross margin	2.9%	3.4%	(0.5)%
Domestic:
Gross profit per new vehicle sold	$1,740	$1,836	$(96)	(5)%
New vehicle gross margin	4.5%	4.9%	(0.4)%

Same Store:
Revenue per new vehicle sold	$35,837	$35,131	$706	2%
Gross profit per new vehicle sold	$1,566	$1,631	$(65)	(4)%
New vehicle gross margin	4.4%	4.6%	(0.2)%

Luxury:
Gross profit per new vehicle sold	$3,470	$3,307	$163	5%
New vehicle gross margin	6.5%	6.3%	0.2%
Import:
Gross profit per new vehicle sold	$783	$944	$(161)	(17)%
New vehicle gross margin	2.8%	3.4%	(0.6)%
Domestic:
Gross profit per new vehicle sold	$1,758	$1,835	$(77)	(4)%
New vehicle gross margin	4.5%	4.9%	(0.4)%
New vehicle revenue increased by $45.8 million (5%) as a result of a $24.7 million (6%) increase in import brands revenue, a $12.3 million (7%) increase in domestic brands revenue, and an $8.8 million (3%) increase in luxury brands revenue. The $45.8 million (5%) increase in new vehicle revenue is the result of a 4% increase in new vehicle units sold, coupled with a 1% increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $23.6 million (3%) due to an $8.8 million (3%) increase in luxury brands revenue, an $8.5 million (5%) increase in domestic brands revenue and a $6.3 million (2%) increase in import brands revenue.
U.S. new vehicle SAAR increased by 2.4%, from 16.8 million for the three months ended June 30, 2017 to 17.2 million for the three months ended June 30, 2018. Same store unit volumes at our luxury and domestic brand dealerships both increased 2%, while same store unit volumes at our import brand dealerships were consistent with the prior comparative period.
Same store new vehicle gross profit decreased by $1.4 million (3%), primarily due to a 4% decrease in gross profit per new vehicle sold, partially offset by a 1% increase in new vehicle unit volumes sold. Same store new vehicle gross profit margin for the three months ended June 30, 2018 decreased by 20 basis points to 4.4%. The decrease in our same store gross profit margin was primarily attributable to continued margin pressures among our imports brands due in part to the failure to achieve aggressive sales and marketing targets set by certain manufactures and smaller dealer incentive opportunities.
We believe that our new vehicle inventory continues to be well-aligned with current consumer demand, with approximately 72 days of supply in our inventory as of June 30, 2018.

Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$470.9	$430.2	$40.7	9%
Used vehicle wholesale revenue	46.0	49.0	(3.0)	(6)%
Used vehicle revenue	$516.9	$479.2	$37.7	8%
Gross profit:
Used vehicle retail gross profit	$33.6	$32.5	$1.1	3%
Used vehicle wholesale gross profit	0.5	0.2	0.3	150%
Used vehicle gross profit	$34.1	$32.7	$1.4	4%
Used vehicle retail units:
Used vehicle retail units	21,685	20,263	1,422	7%

Same Store:
Revenue:
Used vehicle retail revenue	$460.2	$425.8	$34.4	8%
Used vehicle wholesale revenue	45.3	48.9	(3.6)	(7)%
Used vehicle revenue	$505.5	$474.7	$30.8	6%
Gross profit:
Used vehicle retail gross profit	$33.0	$32.2	$0.8	2%
Used vehicle wholesale gross profit	0.4	0.3	0.1	33%
Used vehicle gross profit	$33.4	$32.5	$0.9	3%
Used vehicle retail units:
Used vehicle retail units	21,067	19,998	1,069	5%

Used Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
As Reported:
Revenue per used vehicle retailed	$21,715	$21,231	$484	2%
Gross profit per used vehicle retailed	$1,549	$1,604	$(55)	(3)%
Used vehicle retail gross margin	7.1%	7.6%	(0.5)%

Same Store:
Revenue per used vehicle retailed	$21,845	$21,292	$553	3%
Gross profit per used vehicle retailed	$1,566	$1,610	$(44)	(3)%
Used vehicle retail gross margin	7.2%	7.6%	(0.4)%

Used vehicle revenue increased by $37.7 million (8%) primarily due to a 7% increase in used vehicle retail units sold. Same store used vehicle revenue increased by $30.8 million (6%) due to a 5% increase in used vehicle retail units and a slight increase in revenue per used vehicle retailed.

For the three months ended June 30, 2018 same store used vehicle retail gross profit margin decreased 40 basis points to 7.2% as a result of the 3% decrease in used vehicle gross profit per vehicle retailed. We attribute the 40 basis point decrease in our same store used vehicle retail gross margins to increased competition and price transparency within the used vehicle marketplace.

We believe that our used vehicle inventory continues to be well-aligned with current customer demand, with approximately 31 days of supply in our inventory as of June 30, 2018.
Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions)
As Reported:
Parts and service revenue	$204.5	$200.8	$3.7	2%
Parts and service gross profit:
Customer pay	74.2	69.4	4.8	7%
Warranty	18.3	20.8	(2.5)	(12)%
Wholesale parts	5.5	5.2	0.3	6%
Parts and service gross profit, excluding reconditioning and preparation	$98.0	$95.4	$2.6	3%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	47.5%	0.4%
Reconditioning and preparation	$31.6	$29.1	$2.5	9%
Total parts and service gross profit	$129.6	$124.5	$5.1	4%
Total parts and service gross margin	63.4%	62.0%	1.4%

Same Store:
Parts and service revenue	$200.6	$200.7	$(0.1)	—%
Parts and service gross profit:
Customer pay	72.8	69.3	3.5	5%
Warranty	18.0	20.8	(2.8)	(13)%
Wholesale parts	5.4	5.2	0.2	4%
Parts and service gross profit, excluding reconditioning and preparation	$96.2	$95.3	$0.9	1%
Parts and service gross margin, excluding reconditioning and preparation	48.0%	47.5%	0.5%
Reconditioning and preparation	$30.8	$29.0	$1.8	6%
Total parts and service gross profit	$127.0	$124.3	$2.7	2%
Total parts and service gross margin	63.3%	61.9%	1.4%
The $3.7 million (2%) increase in parts and service revenue was due to a $5.7 million (4%) increase in customer pay revenue and a $2.7 million (10%) increase in wholesale parts revenue, partially offset by a $4.7 million (12%) decrease in warranty revenue. Same store parts and service revenue decreased by $0.1 million to $200.6 million during the three months ended June 30, 2018 from $200.7 million during the three months ended June 30, 2017. The decrease in same store parts and service revenue was due to a $5.3 (13%) million decrease in warranty revenue, partially offset by a $3.2 million (2%) increase in customer pay revenue and a $2.0 million (7%) increase in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $2.6 million (3%) to $98.0 million and same store parts and service gross profit, excluding reconditioning and preparation, increased by $0.9 million (1%) to $96.2 million. The increase in same store gross profit is primarily due to increases in our higher margin customer pay business and additional gross profit in reconditioning and preparation, which benefited from a 5% increase in used vehicle retail unit sales.

Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$73.5	$68.9	$4.6	7%
Finance and insurance, net per vehicle sold	$1,539	$1,518	$21	1%

Same Store:
Finance and insurance, net	$71.9	$68.5	$3.4	5%
Finance and insurance, net per vehicle sold	$1,551	$1,518	$33	2%
Finance and insurance ("F&I"), net revenue increased by $4.6 million (7%) during the second quarter of 2018 as compared to the second quarter of 2017 and same store F&I, net revenue increased by $3.4 million (5%) over the same period. We continued to benefit from a generally favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs.
Selling, General, and Administrative Expense—

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2018	% of Gross Profit	2017	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$90.2	32.5%	$86.2	32.3%	$4.0	0.2%
Sales compensation	29.6	10.7%	28.9	10.8%	0.7	(0.1)%
Share-based compensation	2.5	0.9%	3.3	1.2%	(0.8)	(0.3)%
Outside services	20.2	7.3%	20.4	7.6%	(0.2)	(0.3)%
Advertising	8.3	3.0%	8.4	3.1%	(0.1)	(0.1)%
Rent	6.3	2.3%	6.8	2.5%	(0.5)	(0.2)%
Utilities	4.1	1.5%	3.9	1.5%	0.2	—%
Insurance	5.2	1.9%	4.6	1.7%	0.6	0.2%
Other	24.2	8.5%	23.1	8.8%	1.1	(0.3)%
Selling, general, and administrative expense	$190.6	68.6%	$185.6	69.5%	$5.0	(0.9)%
Gross profit	$277.8		$267.1

Same Store:
Personnel costs	$88.2	32.4%	$85.9	32.3%	$2.3	0.1%
Sales compensation	28.8	10.6%	28.8	10.8%	—	(0.2)%
Share-based compensation	2.5	0.9%	3.3	1.2%	(0.8)	(0.3)%
Outside services	19.8	7.3%	20.2	7.6%	(0.4)	(0.3)%
Advertising	7.9	2.9%	8.2	3.1%	(0.3)	(0.2)%
Rent	6.3	2.3%	6.8	2.6%	(0.5)	(0.3)%
Utilities	4.0	1.5%	3.9	1.5%	0.1	—%
Insurance	5.1	1.9%	4.6	1.7%	0.5	0.2%
Other	24.0	8.8%	22.9	8.5%	1.1	0.3%
Selling, general, and administrative expense	$186.6	68.6%	$184.6	69.3%	$2.0	(0.7)%
Gross profit	$271.9		$266.3
SG&A expense as a percentage of gross profit was 68.6% for the second quarter of 2018 as compared to 69.5% for the second quarter of 2017. Same store SG&A expense as a percentage of gross profit decreased by 70 basis points, from 69.3% for the second quarter of 2017 to 68.6% for the second quarter of 2018. The Company benefited from a decrease in rent expense on a total company and same store basis of 30 basis points as a result of lease terminations and lease buyouts that occurred during 2017. In addition, the Company benefited from a 30 basis point decrease in share-based compensation expense on both a total company and same store basis. The decrease in rent and share-based compensation expense were offset by slightly higher insurance expense and personnel costs, including those associated with our omni-channel investments.
Other Operating (Income) Expenses , net —

Other operating (income) expenses, net which includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items was income of $0.9 million for the three months ended June 30, 2018 compared to $1.9 million of expenses in the prior comparative period.

During the three months ended June 30, 2018, we recognized a $0.7 million gain resulting from legal settlements and $0.2 million of other non-core operating income.

During the three months ended June 30, 2017, we recognized $2.9 million in expenses associated with a lease termination, partially offset by other income of $1.0 million.
Floor Plan Interest Expense —
Floor plan interest expense increased by $1.9 million (31%) to $8.0 million during the three months ended June 30, 2018 compared to $6.1 million for the three months ended June 30, 2017, primarily as a result of higher interest rates.
Income Tax Expense —
The $4.6 million (23%) decrease in income tax expense was the result of a lower effective tax rate due to the enactment of the Tax Act in December 2017. We expect our effective tax rate to be between 25% and 26% for 2018. Our effective tax rate could be materially impacted by the new limitations under Internal Revenue Code Section 162(m) as it relates to the deferred tax asset for certain components of share-based compensation. We have not been able to make a reasonable estimate of the potential impact and continue to account for the deferred tax asset based on the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Act. We will complete our accounting for the Tax Act after we have considered additional guidance issued by the U.S. Treasury Department, state tax authorities, and other standard-setting bodies, and have gathered and analyzed additional data relative to our calculations.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$1,785.8	$1,715.4	$70.4	4%
Used vehicle	1,001.5	941.0	60.5	6%
Parts and service	403.8	392.3	11.5	3%
Finance and insurance, net	141.7	134.8	6.9	5%
TOTAL REVENUE	3,332.8	3,183.5	149.3	5%
GROSS PROFIT:
New vehicle	79.2	81.4	(2.2)	(3)%
Used vehicle	67.6	66.6	1.0	2%
Parts and service	254.7	244.4	10.3	4%
Finance and insurance, net	141.7	134.8	6.9	5%
TOTAL GROSS PROFIT	543.2	527.2	16.0	3%
OPERATING EXPENSES:
Selling, general, and administrative	374.8	366.7	8.1	2%
Depreciation and amortization	16.7	15.9	0.8	5%
Other operating (income) expenses, net	(1.1)	0.7	(1.8)	NM
INCOME FROM OPERATIONS	152.8	143.9	8.9	6%
OTHER EXPENSES:
Floor plan interest expense	14.6	11.3	3.3	29%
Other interest expense, net	26.2	26.8	(0.6)	(2)%
Swap interest expense	0.4	1.2	(0.8)	(67)%
Total other expenses, net	41.2	39.3	1.9	5%
INCOME BEFORE INCOME TAXES	111.6	104.6	7.0	7%
Income tax expense	28.3	38.7	(10.4)	(27)%
NET INCOME	$83.3	$65.9	$17.4	26%
Net income per common share—Diluted	$4.02	$3.12	$0.9	29%
______________________________
NM—Not Meaningful

	For the Six Months Ended June 30,
	2018	2017
REVENUE MIX PERCENTAGES:
New vehicle	53.6%	53.9%
Used vehicle retail	27.2%	26.6%
Used vehicle wholesale	2.8%	3.0%
Parts and service	12.1%	12.3%
Finance and insurance, net	4.3%	4.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	14.6%	15.4%
Used vehicle retail	12.1%	12.4%
Used vehicle wholesale	0.3%	0.2%
Parts and service	46.9%	46.4%
Finance and insurance, net	26.1%	25.6%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.3%	16.6%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.0%	69.6%
Total revenue for the six months ended June 30, 2018 increased by $149.3 million (5%) compared to the six months ended June 30, 2017, due to a $70.4 million (4%) increase in new vehicle revenue, a $60.5 million (6%) increase in used vehicle revenue, a $11.5 million (3%) increase in parts and service revenue, and a $6.9 million (5%) increase in F&I revenue, net. The $16.0 million (3%) increase in gross profit during the six months ended June 30, 2018 was driven by a $10.3 million (4%) increase in parts and service gross profit, a $6.9 million (5%) increase in F&I gross profit, and a $1.0 million (2%) increase in used vehicle gross profit, partially offset by a decrease of $2.2 million (3%) in new vehicle gross profit.
Income from operations during the six months ended June 30, 2018 increased by $8.9 million (6%) compared to the six months ended June 30, 2017, due to a $16.0 million increase in gross profit, a $1.8 million decrease in other operating (income) expenses, net, partially offset by an $8.1 million (2%) increase in SG&A expenses, and a $0.8 million (5%) increase in depreciation and amortization expense. Total other expenses increased by $1.9 million (5%), primarily due to a $3.3 million (29%) increase in floor plan interest expense, partially offset by a $0.8 million (67%) decrease in swap interest expense, and a $0.6 million (2%) decrease in other interest expense, net. As a result, income before income taxes increased $7.0 million (7%) to $111.6 million for the six months ended June 30, 2018. The decrease in income tax expense of $10.4 million (27%) is due to a lower effective tax rate, partially offset by the $7.0 million (7%) increase in income before income taxes. Overall, net income increased by $17.4 million (26%) during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
On January 1, 2018, we adopted ASC 606 using the modified retrospective method for all contracts not completed as of that date and recognized a cumulative effect adjustment to retained earnings. Our prior period comparative information has not been adjusted and continues to be reported under accounting standards in effect for those periods. The net impact of adopting ASC 606 for the six months ended June 30, 2018 was a reduction to net income of $1.5 million. For additional information related to the adoption effects of this new revenue recognition standard, please refer to Note 2 "Revenue Recognition" within the accompanying Condensed Consolidated Financial Statements.

New Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$586.0	$564.0	$22.0	4%
Import	834.1	791.6	42.5	5%
Domestic	365.7	359.8	5.9	2%
Total new vehicle revenue	$1,785.8	$1,715.4	$70.4	4%
Gross profit:
Luxury	$38.9	$36.3	$2.6	7%
Import	23.7	28.3	(4.6)	(16)%
Domestic	16.6	16.8	(0.2)	(1)%
Total new vehicle gross profit	$79.2	$81.4	$(2.2)	(3)%
New vehicle units:
Luxury	10,842	10,618	224	2%
Import	29,499	28,507	992	3%
Domestic	9,387	9,472	(85)	(1)%
Total new vehicle units	49,728	48,597	1,131	2%

Same Store:
Revenue:
Luxury	$586.0	$564.0	$22.0	4%
Import	800.9	790.5	10.4	1%
Domestic	355.4	358.5	(3.1)	(1)%
Total new vehicle revenue	$1,742.3	$1,713.0	$29.3	2%
Gross profit:
Luxury	$38.9	$36.3	$2.6	7%
Import	22.4	28.2	(5.8)	(21)%
Domestic	16.1	16.8	(0.7)	(4)%
Total new vehicle gross profit	$77.4	$81.3	$(3.9)	(5)%
New vehicle units:
Luxury	10,842	10,618	224	2%
Import	28,324	28,470	(146)	(1)%
Domestic	9,094	9,434	(340)	(4)%
Total new vehicle units	48,260	48,522	(262)	(1)%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
As Reported:
Revenue per new vehicle sold	$35,911	$35,298	$613	2%
Gross profit per new vehicle sold	$1,593	$1,675	$(82)	(5)%
New vehicle gross margin	4.4%	4.7%	(0.3)%

Luxury:
Gross profit per new vehicle sold	$3,588	$3,419	$169	5%
New vehicle gross margin	6.6%	6.4%	0.2%
Import:
Gross profit per new vehicle sold	$803	$993	$(190)	(19)%
New vehicle gross margin	2.8%	3.6%	(0.8)%
Domestic:
Gross profit per new vehicle sold	$1,768	$1,774	$(6)	—%
New vehicle gross margin	4.5%	4.7%	(0.2)%

Same Store:
Revenue per new vehicle sold	$36,102	$35,304	$798	2%
Gross profit per new vehicle sold	$1,604	$1,676	$(72)	(4)%
New vehicle gross margin	4.4%	4.7%	(0.3)%

Luxury:
Gross profit per new vehicle sold	$3,588	$3,419	$169	5%
New vehicle gross margin	6.6%	6.4%	0.2%
Import:
Gross profit per new vehicle sold	$791	$991	$(200)	(20)%
New vehicle gross margin	2.8%	3.6%	(0.8)%
Domestic:
Gross profit per new vehicle sold	$1,770	$1,781	$(11)	(1)%
New vehicle gross margin	4.5%	4.7%	(0.2)%
New vehicle revenue increased by $70.4 million (4%) as a result of a 2% increase in new vehicle units sold, coupled with a 2% increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $29.3 million (2%) as a result of a 2% increase in revenue per new vehicle sold, partially offset by a 1% decrease in new vehicle units sold.
Same store new vehicle gross profit for the six months ended June 30, 2018 decreased by $3.9 million (5%), due to a 4% decrease in gross profit per new vehicle sold. Same store new vehicle gross margin for the six months ended June 30, 2018 decreased by 30 basis points to 4.4%. The decrease in our same store gross profit margin was primarily attributable to margin pressure in our import brands.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$906.7	$845.6	$61.1	7%
Used vehicle wholesale revenue	94.8	95.4	(0.6)	(1)%
Used vehicle revenue	$1,001.5	$941.0	$60.5	6%
Gross profit:
Used vehicle retail gross profit	$65.8	$65.5	$0.3	—%
Used vehicle wholesale gross profit	1.8	1.1	0.7	64%
Used vehicle gross profit	$67.6	$66.6	$1.0	2%
Used vehicle retail units:
Used vehicle retail units	42,255	40,330	1,925	5%

Same Store:
Revenue:
Used vehicle retail revenue	$885.4	$836.4	$49.0	6%
Used vehicle wholesale revenue	92.9	94.6	(1.7)	(2)%
Used vehicle revenue	$978.3	$931.0	$47.3	5%
Gross profit:
Used vehicle retail gross profit	$64.1	$64.9	$(0.8)	(1)%
Used vehicle wholesale gross profit	1.8	1.3	0.5	38%
Used vehicle gross profit	$65.9	$66.2	$(0.3)	—%
Used vehicle retail units:
Used vehicle retail units	41,067	39,768	1,299	3%

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
As Reported:
Revenue per used vehicle retailed	$21,458	$20,967	$491	2%
Gross profit per used vehicle retailed	$1,557	$1,624	$(67)	(4)%
Used vehicle retail gross margin	7.3%	7.7%	(0.4)%

Same Store:
Revenue per used vehicle retailed	$21,560	$21,032	$528	3%
Gross profit per used vehicle retailed	$1,561	$1,632	$(71)	(4)%
Used vehicle retail gross margin	7.2%	7.8%	(0.6)%
Used vehicle revenue increased by $60.5 million (6%) due to a $61.1 million (7%) increase in used vehicle retail revenue, partially offset by a $0.6 million (1%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue increased by $47.3 million (5%) due to a $49.0 million (6%) increase in same store used vehicle retail revenue, partially offset by a $1.7 million (2%) decrease in same store used vehicle wholesale revenues. For the six months ended June 30, 2018, same store used vehicle retail unit sales increased 1,299 units (3%).
We primarily attribute the 60 basis point decrease in same store used vehicle retail gross margin to increased competition and price transparency within the used vehicle marketplace.

Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions)
As Reported:
Parts and service revenue	$403.8	$392.3	$11.5	3%
Parts and service gross profit:
Customer pay	144.8	135.7	9.1	7%
Warranty	37.3	41.0	(3.7)	(9)%
Wholesale parts	11.3	10.5	0.8	8%
Parts and service gross profit, excluding reconditioning and preparation	$193.4	$187.2	$6.2	3%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	47.7%	0.2%
Reconditioning and preparation	$61.3	$57.2	$4.1	7%
Total parts and service gross profit	$254.7	$244.4	$10.3	4%
Total parts and service gross margin	63.1%	62.3%	0.8%

Same Store:
Parts and service revenue	$396.8	$391.8	$5.0	1%
Parts and service gross profit:
Customer pay	142.4	135.4	7.0	5%
Warranty	36.7	41.0	(4.3)	(10)%
Wholesale parts	11.1	10.5	0.6	6%
Parts and service gross profit, excluding reconditioning and preparation	$190.2	$186.9	$3.3	2%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	47.7%	0.2%
Reconditioning and preparation	$59.7	$56.9	$2.8	5%
Total parts and service gross profit	$249.9	$243.8	$6.1	3%
Total parts and service gross margin	63.0%	62.2%	0.8%
The $11.5 million (3%) increase in parts and service revenue was primarily the result of a $12.8 million (5%) increase in customer pay revenue and a $5.8 million (10%) increase in wholesale parts revenue, partially offset by a $7.1 million (9%) decrease in warranty revenue. Same store parts and service revenue increased by $5.0 million (1%) from $391.8 million for the six months ended June 30, 2017 to $396.8 million for the six months ended June 30, 2018. The increase in same store parts and service revenue was primarily due to an $8.6 million (3%) increase in customer pay revenue and a $4.6 million (8%) increase in wholesale parts revenue, partially offset by an $8.2 million (10%) decrease in warranty revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $6.2 million (3%) to $193.4 million and same store gross profit, excluding reconditioning and preparation, increased by $3.3 million (2%) to $190.2 million. The increase in same store gross profit is primarily due to the increase in customer pay gross profit, which has continued to benefit from our strategic focus to improve customer retention.

Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$141.7	$134.8	$6.9	5%
Finance and insurance, net per vehicle sold	$1,541	$1,516	$25	2%

Same Store:
Finance and insurance, net	$138.9	$133.9	$5.0	4%
Finance and insurance, net per vehicle sold	$1,555	$1,517	$38	3%
F&I, net revenue increased $6.9 million (5%) during the six months ended June 30, 2018 when compared to the six months ended June 30, 2017, with same store F&I, net revenue increasing by $5.0 million (4%) over the same period. We continued to benefit from favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs.
Selling, General, and Administrative Expense—

	For the Six Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2018	% of Gross Profit	2017	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$179.3	33.0%	$173.6	32.9%	$5.7	0.1%
Sales compensation	56.9	10.5%	56.0	10.6%	0.9	(0.1)%
Share-based compensation	5.7	1.0%	6.4	1.2%	(0.7)	(0.2)%
Outside services	40.3	7.4%	40.8	7.7%	(0.5)	(0.3)%
Advertising	16.0	2.9%	16.0	3.0%	—	(0.1)%
Rent	12.6	2.3%	13.7	2.6%	(1.1)	(0.3)%
Utilities	8.0	1.5%	7.7	1.5%	0.3	—%
Insurance	8.2	1.5%	6.9	1.3%	1.3	0.2%
Other	47.8	8.9%	45.6	8.8%	2.2	0.1%
Selling, general, and administrative expense	$374.8	69.0%	$366.7	69.6%	$8.1	(0.6)%
Gross profit	$543.2		$527.2

Same Store:
Personnel costs	$175.4	33.0%	$172.6	32.9%	$2.8	0.1%
Sales compensation	55.5	10.4%	55.7	10.6%	(0.2)	(0.2)%
Share-based compensation	5.7	1.1%	6.4	1.2%	(0.7)	(0.1)%
Outside services	39.6	7.4%	40.3	7.7%	(0.7)	(0.3)%
Advertising	15.4	2.9%	15.7	3.0%	(0.3)	(0.1)%
Rent	12.6	2.4%	13.7	2.6%	(1.1)	(0.2)%
Utilities	7.8	1.5%	7.5	1.4%	0.3	0.1%
Insurance	8.0	1.5%	6.8	1.3%	1.2	0.2%
Other	$47.0	8.8%	$45.4	8.6%	1.6	0.2%
Selling, general, and administrative expense	$367.0	69.0%	$364.1	69.3%	$2.9	(0.3)%
Gross profit	$532.1		$525.2

SG&A expense as a percentage of gross profit was 69.0% for the six months ended June 30, 2018 compared to 69.6% for the six months ended June 30, 2017. Same store SG&A expense as a percentage of gross profit decreased 30 basis points from 69.3% for the six months ended June 30, 2017 to 69.0% for the six months ended June 30, 2018. The Company benefited from decreases in rent expense on both a total Company and same store basis primarily as a result of lease terminations and lease buyouts that occurred during 2017. The decrease in rent expense was offset by slightly higher personnel costs, insurance expense and utilities expense along with additional investments in our omni-channel capabilities.
Other Operating (Income) Expenses, net —
Other operating (income) expenses, net which includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items was income of $1.1 million for the six months ended June 30, 2018 compared to $0.7 million of expenses in the prior comparative period.
During the six months ended June 30, 2018, we recognized a $0.7 million gain resulting from legal settlements and $0.4 million of other non-core operating income.

During the six months ended June 30, 2017, we recognized expenses associated with a lease termination of $2.9 million, partially offset by $0.8 million of other income and a $0.9 million gain recognized for legal settlements.
Floor Plan Interest Expense —
Floor plan interest expense increased by $3.3 million (29%) to $14.6 million during the six months ended June 30, 2018 compared to $11.3 million during the six months ended June 30, 2017, primarily as a result of an increase in the LIBOR rate from which our floor plan interest rate is calculated.
Income Tax Expense —
The $10.4 million (27%) decrease in income tax expense was the result of a lower effective tax rate due to the enactment of the Tax Act in December 2017. Our effective tax rate was 25.4 % for the six months ended June 30, 2018 compared to 37.0% for the six months ended June 30, 2017. We expect our effective tax rate to be between 25% and 26% for 2018. Our effective tax rate could be materially impacted by the new limitations under Internal Revenue Code Section 162(m) as it relates to the deferred tax asset for certain components of share-based compensation. We have not been able to make a reasonable estimate of the potential impact and continue to account for the deferred tax asset based on the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Act. We will complete our accounting for the Tax Act after we have considered additional guidance issued by the U.S. Treasury Department, state tax authorities, and other standard-setting bodies, and have gathered and analyzed additional data relative to our calculations.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2018, we had total available liquidity of $349.4 million, which consisted of cash and cash equivalents of $2.5 million, $27.8 million of available funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floor plan facility that is able to be re-designated to our revolving credit facility, $44.0 million of availability under our revolving credit facility, and $85.1 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of June 30, 2018, these financial covenants did not further limit our availability under our credit facilities. For more information on our financial covenants, see "Covenants" and "Share Repurchases and Dividend Restrictions" below.
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

We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, refer to the "Long-Term Debt" Note included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

•
2016 Senior Credit Facility — On July 25, 2016, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement with Bank of America, as administrative agent, and the other lenders party thereto.

The 2016 Senior Credit Facility provides for the following:

Revolving Credit Facility —A $250.0 million revolving credit facility (the "Revolving Credit Facility") for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As described below, as of June 30, 2018, we re-designated $190.0 million of availability from the Revolving Credit Facility to the New Vehicle Floor Plan Facility (as defined below), resulting in $60.0 million of borrowing capacity. In addition, we had $16.0 million in outstanding letters of credit as of June 30, 2018, resulting in $44.0 million of borrowing availability as of June 30, 2018.

New Vehicle Floor Plan Facility — A $900.0 million new vehicle revolving floor plan facility (the "New Vehicle Floor Plan Facility"). In connection with the New Vehicle Floor Plan Facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of June 30, 2018, we had $742.6 million, which is net of $15.8 million in our floor plan offset account, outstanding under the New Vehicle Floor Plan Facility.

Used Vehicle Floor Plan Facility —A $150.0 million used vehicle revolving floor plan facility (the "Used Vehicle Floor Plan Facility") to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $85.1 million based on our borrowing base calculation as of June 30, 2018. We began the year with nothing drawn on our Used Vehicle Floor Plan Facility and during the six months ended June 30, 2018, we had borrowings of $180.0 million and made repayments of $155.0 million, resulting in $25.0 million outstanding under our Used Vehicle Floor Plan Facility as of June 30, 2018.

Subject to compliance with certain conditions, the agreement governing the 2016 Senior Credit Facility provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $325.0 million in the aggregate without lender consent.

At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our current borrowing availability under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of June 30, 2018, we re-designated $190.0 million of availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility. We re-designated this amount to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility.

Borrowings under the 2016 Senior Credit Facility bear interest, at our option, based on LIBOR or the Base Rate, in each case plus an Applicable Margin. The Base Rate is the highest of the (i) Bank of America prime rate, (ii) Federal Funds rate plus 0.50%, and (iii) one month LIBOR plus 1.00%. The Applicable Margin, for borrowings under the Revolving Credit Facility, ranges from 1.25% to 2.50% for LIBOR loans and 0.25% to 1.50% for Base Rate loans, in each case based on the Company's total lease adjusted leverage ratio. Borrowings under the New Vehicle Floor Plan Facility bear interest, at the option of the Company, based on LIBOR plus 1.25% or the Base Rate plus 0.25%. Borrowings under the Used Vehicle Floor Plan Facility bear interest, at the option of the Company, based on LIBOR plus 1.50% or the Base Rate plus 0.50%.

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

•
Manufacturer affiliated new vehicle floor plan and other financing facilities — we have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory, which matures on December 5, 2019. We also have established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of June 30, 2018, we had $105.0 million, net of $12.0 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $84.6 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
6.0% Senior Subordinated Notes due 2024 — as of June 30, 2018 we had $600.0 million in aggregate principal amount outstanding related to our 6.0% Notes. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024.

•	Mortgage notes — as of June 30, 2018, we had $136.2 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.

•
Restated Master Loan Agreement — provides for term loans to certain of our subsidiaries (the "Restated Master Loan Agreement"). Borrowings under the Restated Master Loan Agreement are guaranteed by us and are collateralized by the real property financed under the Restated Master Loan Agreement. As of June 30, 2018, the outstanding balance under the Restated Master Loan Agreement was $85.9 million. There is no further borrowing availability under this agreement.

•
Real Estate Credit Agreement — a real estate term loan credit agreement with borrowings collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder (the "Real Estate Credit Agreement"). As of June 30, 2018, we had $46.9 million of mortgage note obligations outstanding under the Real Estate Credit Agreement. There is no further borrowing availability under this agreement.

Covenants
We are subject to a number of customary covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of June 30, 2018.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements. Our 2016 Senior Credit Facility and our indenture governing our 6.0% Notes permit us to make an unlimited amount of restricted payments so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of June 30, 2018, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.

On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). On January 24, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions from time to time.
During the three and six months ended June 30, 2018, we repurchased 287,468 and 584,290 shares, respectively, of our common stock under the Repurchase Program for a total of $20.2 million and $40.2 million, respectively. As of June 30, 2018, we had remaining authorization to repurchase $59.8 million in shares of our common stock under the Repurchase Program.
During the three and six months ended June 30, 2018, we also repurchased 3,519 and 68,931 shares, respectively, of our common stock for $0.2 million and $4.6 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Six Months Ended June 30,
	2018	2017
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$29.1	$118.3
New vehicle floor plan borrowings (repayments)—non-trade, net	92.0	(10.3)
Cash provided by operating activities, as adjusted	$121.1	$108.0
Operating Activities—
Net cash provided by operating activities totaled $29.1 million and $118.3 million, for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by operating activities, as adjusted, totaled $121.1 million and $108.0 million for the six months ended June 30, 2018 and 2017, respectively.
The $13.1 million increase in our net cash provided by operating activities, as adjusted, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily the result of the following:

•	$7.3 million increase related to the change in accounts payable and accrued liabilities;

•	$11.1 million increase related to the change in other current and non-current assets and liabilities; and

•	$16.9 million related to an increase in non-cash adjustments to net income.
The increase in our cash provided by operating activities, as adjusted, was partially offset by the following:

•	$3.1 million decrease related to the change in floor plan notes payable—non-trade net, net of inventory; and

•	$19.1 million decrease related to the the timing of collection of accounts receivable and contracts-in-transit during 2018 compared to 2017.
Investing Activities—
Net cash used in investing activities totaled $119.1 million and $91.9 million, for the six months ended June 30, 2018 and 2017, respectively. Capital expenditures, excluding the purchase of real estate, were $12.2 million and $11.5 million for the six months ended June 30, 2018 and 2017, respectively. We expect that capital expenditures for 2018 will total approximately $50.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
During the six months ended June 30, 2018, we acquired three franchises (three dealership locations) for an aggregate purchase price of $93.2 million which included purchase price holdbacks of $1.9 million for potential indemnity claims. During the six months ended June 30, 2017 , we acquired two franchises (two dealership locations) and one collision center for an aggregate purchase price of $80.1 million.
During the six months ended June 30, 2018, we received cash proceeds of $2.0 million from the sale of a property that was included in Assets Held for Sale as of December 31, 2017.
During the six months ended June 30, 2018, purchases of real estate totaled $17.6 million.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash provided by financing activities totaled $87.8 million for the six months ended June 30, 2018. Net cash used in financing activities totaled $27.1 million for the six months ended June 30, 2017.
During the six months ended June 30, 2018 and 2017, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $2.2 billion and $2.0 billion, respectively, and non-trade floor plan repayments of $2.1 billion and $2.0 billion, respectively.

In addition, during the six months ended June 30, 2018 and 2017, we had non-trade floor plan borrowings of $22.7 million and $25.1 million, respectively, related to acquisitions.
Repayments of borrowings totaled $7.1 million and $7.6 million, for the six months ended June 30, 2018 and 2017, respectively.
During the six months ended June 30, 2018, we repurchased a total of 584,290 shares of our common stock under our Repurchase Program for a total of $40.2 million and 68,931 shares of our common stock for $4.6 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 11 "Commitments and Contingencies" of the Notes hereto.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $859.5 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of June 30, 2018, a 100 basis point change in interest rates could result in a change of as much as $8.6 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the six months ended June 30, 2018 and 2017 by $18.3 million and $17.5 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.

As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $87.7 million as of June 30, 2018 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of June 30, 2018 was $58.3 million and will reduce over its remaining term to $38.7 million at maturity.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding common stock repurchases by the Company on a monthly basis during the three month period ended June 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)(1)
04/01/2018 - 04/30/2018	3,519	$67.40	—	$80.0
05/01/2018 - 05/31/2018	211,003	$69.39	211,003	$65.3
06/01/2018 - 06/30/2018	76,465	$71.95	76,465	$59.8
Total	290,987		287,468
(1) On January 30, 2014, our Board of Directors authorized our Repurchase Program. On January 24, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of shares of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.  During the three months ended June 30, 2018, we repurchased 287,468 shares of our common stock under the Repurchase Program for a total of $20.2 million and 3,519 shares of our common stock for $0.2 million from employees in connection with a net share settlement feature of employee equity-based awards. As of June 30, 2018, we had remaining authorization to repurchase $59.8 million in shares of our common stock under the Repurchase Program.
Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
4.1	Sixth Supplemental Indenture, dated as of May 30, 2018, among Asbury Atlanta CHEV, LLC, Asbury Georgia TOY, LLC, Asbury Automotive Group, Inc., and U.S.Bank National Association, as Trustee
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	July 25, 2018	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date:	July 25, 2018	By:	/s/ Sean D. Goodman
		Name:	Sean D. Goodman
		Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
4.1	Sixth Supplemental Indenture, dated as of May 30, 2018, among Asbury Atlanta CHEV, LLC, Asbury Georgia TOY, LLC, Asbury Automotive Group, Inc., and U.S.Bank National Association, as Trustee
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document